Form 10-Q
period 2008-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2008-08-06
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to

Commission File Number: 000-53330

Federal Home Loan Mortgage Corporation
(Exact name of registrant as specified in its charter)

Freddie Mac

Federally chartered corporation	52-0904874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8200 Jones Branch Drive, McLean, Virginia	22102-3110
(Address of principal executive offices)	(Zip Code)

(703) 903-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of July 28, 2008, there were 647,015,161 shares of the registrant’s common stock outstanding.

i	Freddie Mac

FINANCIAL STATEMENTS

ii	Freddie Mac

PART I — FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements, which may include expectations and objectives related to our operating results, financial condition, business, capital management, remediation of significant deficiencies in internal controls, credit losses, market share and trends and other matters. You should not rely unduly on our forward-looking statements. Actual results might differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in (i) “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” or MD&A, “FORWARD-LOOKING STATEMENTS” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our Form 10 Registration Statement filed and declared effective by the Securities and Exchange Commission, or SEC, on July 18, 2008, or Registration Statement, and (ii) the “BUSINESS” section of our Registration Statement. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Freddie Mac is a stockholder-owned company chartered by Congress in 1970 to stabilize the nation’s residential mortgage markets and expand opportunities for homeownership and affordable rental housing. Our mission is to provide liquidity, stability and affordability to the U.S. housing market. We fulfill our mission by purchasing residential mortgage loans and mortgage-related securities in the secondary mortgage market. We are one of the largest purchasers of mortgage loans in the U.S. We purchase mortgage loans and bundle them into mortgage-related securities that can be sold to investors. We can use the proceeds to purchase additional mortgage loans from primary market mortgage lenders, providing these lenders with a continuous flow of funds. We also purchase mortgage loans and mortgage-related securities for our retained portfolio. We finance our purchases for our retained portfolio and manage associated interest-rate and other market risks primarily by issuing a variety of debt instruments and entering into derivative contracts in the capital markets. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” and “OUR PORTFOLIOS” for a description and composition of our portfolios.

Though we are chartered by Congress, our business is funded completely with private capital. We alone are responsible for making payments on our securities. Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations. Although the U.S. government’s ability to provide financial support to us has recently increased, this has not changed our responsibility to fund our obligations or resulted in any guarantee of our securities or other obligations. See “Legislative and Regulatory Matters.”

Recent Events

Since mid-June 2008, there has been a substantial decline in the market price of our common stock. The market conditions that have contributed to this price decline are likely to affect our approach to raising new core capital including the timing, amount, type and mix of securities we may issue. We have committed to the Office of Federal Housing Enterprise Oversight, or OFHEO, to raise $5.5 billion of new capital. We remain committed to raising this capital given appropriate market conditions and will evaluate raising capital beyond this amount depending on our needs and as market conditions mandate.

Our financial performance for the second quarter, while reflecting the challenges that face the industry, leaves us capitalized at a level greater than the 20% mandatory target capital surplus established by OFHEO and with a greater surplus above the statutory minimum capital requirement. Given the challenges facing the industry, we expect to take actions to maintain our capital position above the mandatory target capital surplus. Accordingly, subject to approval by our board of directors, we currently expect to reduce the dividend on our common stock in the third quarter of 2008 from $0.25 to $0.05 or less per share and to pay the full dividends at contractual rates on our preferred stock. In addition, we continue to review and consider other alternatives for managing our capital including issuing equity in amounts that could be substantial and materially dilutive to our existing shareholders, reducing or rebalancing risk, slowing purchases into our credit guarantee portfolio and limiting the growth or reducing the size of our retained portfolio by allowing the portfolio to run off and/or by selling securities classified as trading or carried at fair value under Statement of Financial Accounting Standards, or SFAS, No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159, or available-for-sale securities that are accretive to capital (i.e., fair value exceeds amortized cost). We have retained and are working with financial advisors and we continue to engage in discussions with OFHEO and the U.S. Department of the Treasury, or Treasury, on these matters.

1	Freddie Mac

Our liquidity position remains strong as a result of: (a) our continued access to the debt markets at attractive spreads, (b) our cash and investments portfolio of approximately $70 billion and (c) an unencumbered agency mortgage-related securities portfolio of approximately $470 billion, which could serve as collateral for additional borrowings. Under stressful market conditions, counterparties willing to provide funding based on our unencumbered portfolio may be unavailable or may offer terms that are not attractive to the company. On July 13, 2008, the Board of Governors of the Federal Reserve System, or the Federal Reserve, granted the Federal Reserve Bank of New York the authority to lend to Freddie Mac if necessary. Any such lending would be at the discount rate charged for primary credit, or the primary credit rate, and collateralized by U.S. government and federal agency securities. This authorization was intended to supplement the Treasury’s existing authority to purchase obligations of Freddie Mac.

The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008. Division A of this legislation, the Federal Housing Finance Regulatory Reform Act of 2008, or the Regulatory Reform Act, establishes a new regulator for us, the Federal Housing Finance Agency, or FHFA, with enhanced regulatory authorities relating, among other things, to our minimum and risk-based capital levels and our business activities, including portfolio investments, new products, management and operations standards, affordable housing goals, and executive compensation. The Regulatory Reform Act expands the circumstances under which we could be placed into conservatorship and also authorizes the FHFA to place us into receivership under specified circumstances. The Regulatory Reform Act also requires us to allocate or transfer certain amounts to: (a) the Secretary of the U.S. Department of Housing and Urban Development, or HUD, to fund a Housing Trust Fund and (b) a Capital Magnet Fund administered by the Secretary of the Treasury. In addition, the Regulatory Reform Act provides the Secretary of the Treasury with temporary authority, until December 31, 2009, to purchase any obligations and other securities we issue under certain circumstances. See “Legislative and Regulatory Matters” for additional information concerning the provisions of the Regulatory Reform Act and their potential impact on us.

Market Overview

In the first six months of 2008, the single-family residential mortgage market has continued to experience deterioration that began during 2007. The various factors contributing to this deterioration have adversely affected our financial condition and results of operations. Specifically, our estimates of nationwide home price changes, which measure home values primarily based on repeat home sales indicated home price declines of approximately 1% and 5%, in the three and six months ended June 30, 2008, respectively, with significant variation across regions and metropolitan areas. Home price changes are an important market indicator for us because they represent the general trend in value associated with the single-family mortgage loans underlying our Mortgage Participation Certificates, or PCs, and other mortgage-related securities. As home prices decline, the risk of borrower defaults generally increases and the severity of credit losses also increases. Forecasts of nationwide home prices indicate a continued overall decline in 2008.

Other trends in the single-family residential mortgage market also reflect the weakening in the housing market. Since early 2006, the volume of new and existing home sales has declined and increased inventories of unsold homes have undermined property values. Demand for investor properties and second homes has also declined dramatically. Annual total single-family conventional mortgage originations are expected to continue to decline during 2008.

Credit concerns and resulting liquidity issues have also affected the financial markets. Since mid-2007, the market for non-agency mortgage-related securities has been characterized by high levels of uncertainty, reduced demand, illiquidity and significantly wider credit spreads. Non-agency mortgage-related securities, particularly those backed by subprime and Alt-A mortgage products, have been subject to rating agency downgrades and significant price declines in the market. The reduced liquidity in U.S. financial markets prompted the Federal Reserve to take several significant actions during the first half of 2008, including a series of reductions in the discount rate totaling 2.50%. In early March 2008, the Federal Reserve expanded its securities lending program to allow primary dealers to borrow U.S. Treasury securities for 28 day terms (rather than only overnight) with a pledge of other securities by the borrower, including AAA-rated, private-issuer, residential mortgage securities. The Federal Reserve has left key lending rates unchanged since May 2008; however, credit and liquidity concerns have continued to affect the market.

The rate reductions by the Federal Reserve have had an impact on other key market rates affecting our assets and liabilities, including generally reducing the return on our cash and investments portfolio and lowering our cost of short-term debt financing. In addition, the reduction in rates by the Federal Reserve caused mortgage interest rates to temporarily decline early in 2008 and drove a surge in refinancing activity during the first four months of 2008. However, as residential mortgage rates rose during the remainder of the second quarter, the pace of refinancing activity slowed, and this is expected to also slow the growth of new issuances for our guaranteed PCs and Structured Securities portfolio during the second half of 2008.

The credit performance of mortgage products deteriorated during 2007 and 2008, most severely for subprime and Alt-A mortgage products. The decline in credit performance of mortgages during 2008, particularly subprime mortgages, has also impacted the ratings of certain monoline bond insurance providers, or monolines, which has negatively affected the pricing

2	Freddie Mac

of non-agency mortgage and asset-backed securities in the market. We have direct and indirect exposure to monolines and recognized other-than-temporary impairment losses related to some of these exposures during the second quarter of 2008. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” for additional information regarding our exposure to monolines as well as mortgage-related securities backed by subprime and Alt-A loans. Concerns about the potential for higher delinquency rates and more severe credit losses have resulted in greater increases in mortgage rates in the non-conforming and subprime portions of the market. Many lenders have tightened credit standards or elected to stop originating certain types of mortgages and several mortgage originators have exited the origination business. Decreases in home prices have also eroded the equity of many homeowners seeking to refinance. These factors have adversely affected many borrowers seeking alternative financing to refinance out of non-traditional and adjustable-rate mortgages, or ARMs.

The multifamily mortgage market differs from the residential single-family market in several respects. The likelihood that a multifamily borrower will make scheduled payments on its mortgage is a function of the ability of the property to generate income sufficient to make those payments, which is affected by rent levels and the percentage of available units that are occupied. Strength in the multifamily market therefore is affected by the balance between the supply of and demand for rental housing (both multifamily and single-family), which in turn is affected by employment, the number of new units added to the rental housing supply, rates of household formation and the relative cost of owner-occupied housing alternatives. Although multifamily market fundamentals have been strong in much of the nation, liquidity concerns and wider credit spreads have spilled over from the single-family mortgage market into the multifamily segment during 2008. However, we have continued to support the multifamily housing market during 2008 by making investments that we believe have attractive expected returns.

Summary of Financial Results for the Three and Six Months Ended June 30, 2008

Generally Accepted Accounting Principles, or GAAP, Results

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value in financial statements and expands required disclosures about fair value measurements. In connection with the adoption of SFAS 157, we changed our method for determining the fair value of our newly-issued guarantee obligations. Under SFAS 157, the initial fair value of our guarantee obligation equals the fair value of compensation received, consisting of management and guarantee fees and other upfront compensation, in the related securitization transaction, which is a practical expedient for determining fair value. As a result, prospectively from January 1, 2008, we no longer record estimates of deferred gains or immediate, “day one” losses on most guarantees. Our adoption of SFAS 157 did not result in an immediate recognition of gain or loss, but the prospective change had a positive impact on our financial results for the three and six months ended June 30, 2008.

Also effective January 1, 2008, we adopted SFAS 159 or the fair value option, which permits companies to choose to measure certain eligible financial instruments at fair value that are not currently required to be measured at fair value in order to mitigate volatility in reported earnings caused by measuring assets and liabilities differently. We initially elected the fair value option for certain available-for-sale mortgage-related securities and our foreign-currency denominated debt. Upon adoption of SFAS 159, we recognized a $1.0 billion after-tax increase to our retained earnings at January 1, 2008. We may continue to elect the fair value option for certain securities to mitigate interest-rate aspects of our guarantee asset and certain non-hedge designated pay-fixed swaps.

Net income (loss) was $(821) million and $729 million for the three months ended June 30, 2008 and 2007, respectively. Net income (loss) was $(972) million and $596 million for the six months ended June 30, 2008 and 2007, respectively. Net income decreased in the three and six months ended June 30, 2008 compared to the same periods of 2007, principally due to increased losses on investment activity as well as increased credit-related expenses, which consist of the provision for credit losses and real estate owned, or REO, operations expense. These loss and expense items for the three and six months ended June 30, 2008 were partially offset by higher net interest income and income on our guarantee obligation as well as lower losses on certain credit guarantees and lower losses on loans purchased due to our use of the practical expedient for determining fair value under SFAS 157 and changes in our operational practice of purchasing delinquent loans out of PC securitization pools.

Net interest income was $1.5 billion for the three months ended June 30, 2008, compared to $793 million for the three months ended June 30, 2007. Net interest income was $2.3 billion for the six months ended June 30, 2008, compared to $1.6 billion for the six months ended June 30, 2007. After the limitation on the growth of our retained portfolio expired, we were able to purchase significant amounts of fixed-rate agency mortgage-related securities at significantly wider spreads relative to our funding costs during the three and six months ended June 30, 2008. This action not only helped to serve our mission, but benefited our customers and the secondary mortgage market. The increase in net interest income and yield is also due to significantly lower short-term interest rates on our short-term borrowings and lower long-term interest rates on our long-term borrowings for the three and six months ended June 30, 2008. In addition, a higher proportion of short-term

3	Freddie Mac

debt, together with a lower proportion of floating rate securities within our retained portfolio contributed to the improvement in net interest income and net interest yield during the three and six months ended June 30, 2008.

Non-interest income was $164 million and $895 million for the three and six months ended June 30, 2008, respectively, compared to non-interest income of $1.5 billion for both the three and six months ended June 30, 2007. The decrease in non-interest income in the second quarter of 2008 was primarily due to higher losses on investment activity, excluding foreign-currency related effects, which was partially offset by gains on our guarantee asset, increased income on our guarantee obligation and higher management and guarantee income. Increased losses on investment activity during the second quarter of 2008 were primarily due to the impact of the increase in interest rates on our investments classified as trading and security impairments recognized on available-for-sale non-agency mortgage-related securities backed by subprime and Alt-A and other loans. Our investments classified as trading securities included those securities for which we elected fair value accounting under SFAS 159. The election of SFAS 159 for these securities provides income statement recognition of the economic hedge they provide against changes in the fair value of our guarantee asset and our derivative portfolio resulting from movements in interest rates. Losses related to trading securities were partially offset by gains on our guarantee asset and our derivative portfolio during the second quarter of 2008. Income on our guarantee obligation was $769 million and $474 million for the three months ended June 30, 2008 and 2007, respectively and $1.9 billion and $904 million for the six months ended June 30, 2008 and 2007, respectively. Our amortization of income on our guarantee obligation has accelerated in the three and six months ended June 30, 2008 as compared to the same 2007 periods in order to match our economic release from risk on the pools of mortgage loans we guarantee. Management and guarantee income increased 28%, to $757 million for the three months ended June 30, 2008 from $591 million for the three months ended June 30, 2007. Management and guarantee income increased to $1.5 billion, for the six months ended June 30, 2008 from $1.2 billion for the six months ended June 30, 2007. This reflects increases in the average balance of our PCs and Structured Securities of 14% and 15% on an annualized basis for the three and six months ended June 30, 2008, respectively. The increase also reflects higher average total management and guarantee fee rates for the three and six months ended June 30, 2008 compared to the same 2007 periods. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income” for further discussion of our non-interest income.

Our non-interest expenses for the three months ended June 30, 2008 and 2007 totaled $3.5 billion and $1.5 billion, respectively. Our non-interest expenses for the six months ended June 30, 2008 and 2007 totaled $5.6 billion and $2.7 billion, respectively. Credit-related expenses were $2.8 billion and $0.5 billion for the three months ended June 30, 2008 and 2007, respectively. Credit-related expenses were $4.3 billion and $0.7 billion for the six months ended June 30, 2008 and 2007, respectively. For the three and six months ended June 30, 2008, our provision for credit losses increased due to credit deterioration in our single-family credit guarantee portfolio, primarily due to increases in delinquency rates and higher severity of losses on a per-property basis. Credit deterioration has been largely driven by declines in home prices and regional economic conditions as well as the effect of a higher composition of nontraditional products in the mortgage origination market purchased prior to 2008. Nontraditional mortgage products, such as interest-only and Alt-A loans, made up 20% to 30% of our mortgage purchase volume during 2006 and 2007. Due to changes in underwriting practice and reduced originations in the market, these products made up approximately 7% to 10% of our mortgage purchase volume during the six months ended June 30, 2008. REO operations expense increased as a result of an increase in market-based write-downs of REO property due to the decline in home prices, coupled with higher volumes in REO inventory, particularly in the states of California, Florida, Arizona, Virginia and Nevada.

Non-interest expense, excluding credit-related expenses, for the three and six months ended June 30, 2008 totaled $743 million and $1.4 billion, compared to $1.1 billion and $2.0 billion for the three and six months ended June 30, 2007, respectively. The decline in non-interest expense, excluding credit-related expenses, was primarily due to the reductions in losses on certain credit guarantees and losses on loans purchased. Losses on certain credit guarantees decreased to $— and $15 million for the three and six months ended June 30, 2008, compared to $150 million and $327 million for the three and six months ended June 30, 2007, due to the change in our method for determining the fair value of our newly-issued guarantee obligation upon adoption of SFAS 157 that we adopted effective January 1, 2008. Losses on loans purchased decreased to $120 million and $171 million for the three and six months ended June 30, 2008, compared to $264 million and $480 million for the three and six months ended June 30, 2007, respectively, due to changes in our operational practice of purchasing delinquent loans out of PC pools. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Losses on Certain Credit Guarantees and — Losses on Loans Purchased,” for additional information on the change in our operational practice. Administrative expenses totaled $404 million for the three months ended June 30, 2008, down from $442 million for the three months ended June 30, 2007. As a percentage of our average total mortgage portfolio, administrative expenses declined to 7.4 basis points for the three months ended June 30, 2008, from 9.2 basis points for the three months ended June 30, 2007. Administrative expenses totaled $801 million for the six months ended June 30, 2008, down from $845 million for the six months ended June 30, 2007. As a percentage of our average total mortgage portfolio,

4	Freddie Mac

administrative expenses declined to 7.5 basis points for the six months ended June 30, 2008, from 8.9 basis points for the six months ended June 30, 2007.

For the three months ended June 30, 2008 and 2007, we recognized effective tax rates of 56% and 11%, respectively. For the six months ended June 30, 2008 and 2007, we recognized effective tax rates of 60% and (103)%, respectively. See “NOTE 12: INCOME TAXES” to our consolidated financial statements for additional information about how our effective tax rate is determined.

Segments

We manage our business through three reportable segments:

•	Investments;

•	Single-family Guarantee; and

•	Multifamily.

Certain activities that are not part of a segment are included in the All Other category. We manage and evaluate the performance of the segments and All Other using a Segment Earnings approach. Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, our regulatory capital requirements are based on our GAAP results. Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair-value items which, depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and which, in recent periods, have caused us to record GAAP net losses. GAAP net losses will adversely impact our regulatory capital, regardless of results reflected in Segment Earnings. For a summary and description of our financial performance on a segment basis, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 16: SEGMENT REPORTING” in the accompanying notes to our consolidated financial statements.

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings present our results on an accrual basis as the cash flows from our segments are earned over time. The objective of Segment Earnings is to present our results in a manner more consistent with our business models. The business model for our investment activity is one where we generally buy and hold our investments in mortgage-related assets for the long term, fund our investments with debt and use derivatives to minimize interest rate risk and generate net interest income in line with our return on equity objectives. We believe it is meaningful to measure the performance of our investment business using long-term returns, not short-term value. The business model for our credit guarantee activity is one where we are a long-term guarantor in the conforming mortgage markets, manage credit risk and generate guarantee and credit fees, net of incurred credit losses. As a result of these business models, we believe that this accrual-based metric is a meaningful way to present our results as actual cash flows are realized, net of credit losses and impairments. We believe Segment Earnings provides us with a view of our financial results that is more consistent with our business objectives, which helps us better evaluate the performance of our business, both from period-to-period and over the longer term.

Table 1 presents Segment Earnings (loss) by segment and the All Other category and includes a reconciliation of Segment Earnings (loss) to net income (loss) prepared in accordance with GAAP.

Table 1 — Reconciliation of Segment Earnings (Loss) to GAAP Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Segment Earnings (loss) after taxes:
Investments	$793	$571	$906	$1,085
Single-family Guarantee	(1,388)	129	(1,846)	353
Multifamily	118	84	216	209
All Other	144	(43)	140	(59)

Total Segment Earnings (loss), net of taxes	(333)	741	(584)	1,588

Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	527	(471)	(667)	(1,553)
Credit guarantee-related adjustments	1,818	831	1,644	329
Investment sales, debt retirements and fair value-related adjustments	(3,096)	(379)	(1,571)	(310)
Fully taxable-equivalent adjustments	(105)	(97)	(215)	(190)

Total pre-tax adjustments	(856)	(116)	(809)	(1,724)
Tax-related adjustments	368	104	421	732

Total reconciling items, net of taxes	(488)	(12)	(388)	(992)

GAAP net income (loss)	$(821)	$729	$(972)	$596

5	Freddie Mac

Investments Segment

Our Investments segment is responsible for our investment activity in mortgages and mortgage-related securities, other investments, debt financing and managing our interest-rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgage loans through our mortgage-related investment portfolio.

We seek to generate attractive returns on our portfolio of mortgage-related investments while maintaining a disciplined approach to interest-rate risk and capital management. We seek to accomplish this objective through opportunistic purchases, sales and restructurings of mortgage assets and repurchases of liabilities. Although we are primarily a buy-and-hold investor in mortgage assets, we may sell assets to reduce risk, to respond to capital constraints, to provide liquidity or to structure certain transactions in order to improve our returns. We estimate our expected investment returns using an option-adjusted spread, or OAS, approach. Our Investments segment activities may also include the purchase of mortgages and mortgage-related securities with less attractive investment returns and with incremental risk in order to achieve our affordable housing goals and subgoals. Additionally, we maintain a cash and non-mortgage-related securities investment portfolio in this segment to help manage our liquidity needs.

Investments segment performance highlights for the three and six months ended June 30, 2008:

•	Segment Earnings increased 39% to $793 million in the second quarter of 2008 versus $571 million in the second quarter of 2007. For the six months ended June 30, 2008, Segment Earnings decreased 17% to $906 million from $1.1 billion during the six months ended June 30, 2007.

•	Segment Earnings net interest yield increased 23 basis points in the second quarter of 2008, as compared to the second quarter of 2007, due to the purchase of fixed-rate assets at significantly wider spreads relative to our funding costs and the amortization of gains on certain futures positions that matured in March 2008. Segment Earnings net interest yield decreased 3 basis points in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to spread compression between our floating rate assets and liabilities during the first three months of 2008, which was mostly offset by wider spreads in the second quarter of 2008.

•	During the second quarter of 2008, we recognized security impairments in Segment Earnings of $142 million associated with anticipated future principal credit losses on our non-agency mortgage-related securities.

•	Capital constraints and OAS levels that were not compelling early in the first quarter of 2008 became less restrictive in the latter part of the first quarter and through the second quarter. Starting in March and continuing through the second quarter of 2008, our net mortgage purchase commitments for the mortgage-related investment portfolio were substantially higher than earlier in 2008 in response to substantially wider OAS. The unpaid principal balance of our mortgage-related investment portfolio increased 9.8% to $728 billion at June 30, 2008 compared to $663 billion at December 31, 2007. Agency securities comprised approximately 67% of the unpaid principal balance of the mortgage-related investment portfolio at June 30, 2008 versus 61% at December 31, 2007.

•	In addition during March 2008, OFHEO reduced our mandatory target capital surplus to 20% allowing us to take advantage of favorable investment opportunities. The ability to take advantage of favorable investment opportunities not only helped to serve our mission, but also benefited our customers and the secondary mortgage market during the second quarter of 2008. Also, effective March 1, 2008, we were no longer subject to the voluntary growth limit of 2% annually on our retained portfolio.

•	We continued to be able to issue debt securities at attractive levels during the second quarter of 2008.

Single-family Guarantee Segment

In our Single-family Guarantee segment, we securitize substantially all of the newly or recently originated single-family mortgages we have purchased and issue mortgage-related securities called PCs that can be sold to investors or held by us in our Investments segment. We guarantee the payment of principal and interest on our single-family PCs, including those held in our retained portfolio, in exchange for management and guarantee fees, which are paid on a monthly basis as a percentage of the underlying unpaid principal balance of the loans, and initial upfront cash payments referred to as credit or delivery fees. Earnings for this segment consist of management and guarantee fee revenues, including amortization of upfront payments, and trust management fees, less the related credit costs (i.e., provision for credit losses) and operating expenses. Also included is the interest earned on assets held in the Investments segment related to single-family guarantee activities, net of allocated funding costs.

Single-family Guarantee segment performance highlights for the three and six months ended June 30, 2008 and 2007:

•	Segment Earnings (loss) decreased to $(1.4) billion for the three months ended June 30, 2008 compared to earnings of $129 million for the three months ended June 30, 2007. Segment Earnings (loss) decreased to $(1.8) billion for the six months ended June 30, 2008 compared to earnings of $353 million for the six months ended June 30, 2007.

•	Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $2.6 billion for the three months ended June 30, 2008 from $469 million for the three months ended June 30, 2007. Segment Earnings

6	Freddie Mac

provision for credit losses for the Single-family Guarantee segment increased to $4.0 billion for the six months ended June 30, 2008 from $758 million for the six months ended June 30, 2007.

•	Realized single-family credit losses for the three months ended June 30, 2008 were 18.1 basis points of the average single-family credit guarantee portfolio, compared to 2.0 basis points for the three months ended June 30, 2007. Realized single-family credit losses for the six months ended June 30, 2008 were 15.1 basis points compared to 1.8 basis points for the six months ended June 30, 2007.

•	We implemented several delivery fee increases that were effective at varying dates between March and June 2008, or as our customers’ contracts permitted. These increases include an additional 25 basis point fee assessed on all loans issued through flow-business channels, as well as higher or new delivery fees for certain mortgage products and for mortgages deemed to be higher-risk based primarily on property type, loan purpose, loan-to-value, or LTV ratio and/or borrower credit scores. We also implemented several changes in our underwriting and eligibility criteria in early 2008 to reduce our credit risk, including requiring our seller/servicers to deliver loans with larger down payments and higher credit scores, and limiting our acquisition of certain higher-risk loan products, such as Alt-A loans.

•	The single-family credit guarantee portfolio increased by 9% and 15% on an annualized basis for the three months ended June 30, 2008 and 2007, respectively.

•	Average rates of Segment Earnings management and guarantee fee income for the Single-family Guarantee segment increased to 18.7 basis points for the three months ended June 30, 2008 compared to 17.9 basis points for the three months ended June 30, 2007. Average rates of Segment Earnings management and guarantee fee income for the Single-family Guarantee segment increased to 19.6 basis points for the six months ended June 30, 2008 compared to 17.9 basis points for the six months ended June 30, 2007.

Multifamily Segment

Our Multifamily segment activities include purchases of multifamily mortgages for our retained portfolio and guarantees of payments of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. The assets of the Multifamily segment include mortgages that finance multifamily rental apartments. Our Multifamily segment also includes certain equity investments in various limited partnerships that sponsor low- and moderate-income multifamily rental apartments, which benefit from low-income housing tax credits, or LIHTC. These activities support our mission to supply financing for affordable rental housing. Also included is the interest earned on assets held in our Investments segment related to multifamily guarantee activities, net of allocated funding costs.

Multifamily segment performance highlights for the three and six months ended June 30, 2008 and 2007:

•	Segment Earnings increased 40% to $118 million for the three months ended June 30, 2008 versus $84 million for the three months ended June 30, 2007. Segment Earnings increased 3% to $216 million for the six months ended June 30, 2008 versus $209 million for the six months ended June 30, 2007.

•	Segment Earnings net interest income was $98 million for the three months ended June 30, 2008, an increase of $4 million versus the three months ended June 30, 2007 as a result of an increase in interest income on mortgage loans due to higher average balances, partially offset by a decrease in prepayment, or yield maintenance, fee income. Segment Earnings net interest income was $173 million for the six months ended June 30, 2008, a decline of $44 million versus the six months ended June 30, 2007.

•	Mortgage purchases into our multifamily loan portfolio increased approximately 74% for the three months ended June 30, 2008 to $4.2 billion from $2.4 billion for the three months ended June 30, 2007. Mortgage purchases into our multifamily loan portfolio increased approximately 49% for the six months ended June 30, 2008 to $8.3 billion from $5.5 billion for the six months ended June 30, 2007.

•	Unpaid principal balance of our multifamily mortgage loan portfolio increased to $63.8 billion at June 30, 2008 from $57.6 billion at December 31, 2007 as market fundamentals continued to provide opportunities to purchase loans to be held in our portfolio.

•	Segment Earnings provision for credit losses for the Multifamily segment totaled $7 million and $16 million for the three and six months ended June 30, 2008, respectively. Segment Earnings provision for credit losses for the Multifamily segment totaled $1 million and $4 million for the three and six months ended June 30, 2007, respectively.

Capital Management

Our primary objective in managing capital is preserving our safety and soundness and having sufficient capital to support our business and mission. We make investment decisions while considering our capital levels. OFHEO monitors our capital adequacy using several capital standards. Beginning in January 2004, OFHEO directed us to maintain a 30% mandatory target capital surplus above our statutory minimum capital requirement. On March 19, 2008, OFHEO reduced our mandatory target capital surplus to 20% above our statutory minimum capital requirement, and in return we announced that

7	Freddie Mac

we would begin the process to raise capital and maintain overall capital levels well in excess of requirements while the mortgage markets recover. At June 30, 2008, our estimated regulatory core capital was $37.1 billion, which is an estimated $8.4 billion in excess of our statutory minimum capital requirement and $2.7 billion in excess of the 20% mandatory target capital surplus.

On May 14, 2008, we announced our commitment to raise $5.5 billion of new core capital through one or more offerings, which will likely include both common or common equivalent and preferred securities. The timing, amount and mix of securities to be offered will depend on a variety of factors, including prevailing market conditions and approval by our board of directors. OFHEO has informed us that, upon completion of these offerings, our mandatory target capital surplus will be reduced from 20% to 15%. OFHEO has also informed us that it intends a further reduction of our mandatory target capital surplus from 15% to 10% upon the combination of completion of our SEC registration process, which was completed on July 18, 2008, our completion of the remaining Consent Order requirement (i.e., the separation of the positions of Chairman and Chief Executive Officer), our continued commitment to maintain capital well above OFHEO’s regulatory requirement and no material adverse changes to ongoing regulatory compliance.

The sharp decline in the housing market and volatility in financial markets continue to adversely affect our capital, including our ability to manage to our regulatory capital requirements and the 20% mandatory target capital surplus. Factors that could adversely affect the adequacy of our capital in future periods include our ability to execute capital raising transactions; GAAP net losses; continued declines in home prices; increases in our credit and interest-rate risk profiles; adverse changes in interest-rates, the yield curve or implied volatility; adverse OAS changes; impairments of non-agency mortgage-related securities; downgrades of non-agency mortgage-related securities (with respect to regulatory risk-based capital); counterparty downgrades; legislative or regulatory actions that increase capital requirements or changes in accounting practices or standards.

Under current OFHEO regulations, the regulatory risk based capital standard in particular is highly sensitive to underlying drivers, including house price changes (based on OFHEO’s all transaction index); downgrades of non-agency mortgage-related securities; counterparty downgrades; retained portfolio growth; the duration, term and optionality of our funding and hedging instruments; and other factors. While we have historically met the risk-based capital standard, there is a significant possibility that continued adverse developments in relation to one or more of these underlying drivers could cause us to fail to meet this standard. If we were not to meet the risk-based capital standard, we would be classified as “undercapitalized” by OFHEO. See “ITEM 1. BUSINESS — REGULATION AND SUPERVISION — Office of Federal Housing Enterprise Oversight — Capital Standards and Dividend Restrictions” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL — Classification” in our Registration Statement for information regarding potential actions OFHEO may seek to take in that event. Under the Regulatory Reform Act, FHFA is charged with developing risk-based capital requirements by regulation. The nature of the requirements FHFA may eventually adopt pursuant to this authority is currently uncertain.

Also affecting our capital position was our adoption of SFAS 159 on January 1, 2008. Our election of the fair value option allows us to better reflect, in the financial statements, the economic offsets that exist related to items that were not previously recognized at fair value with changes in fair value reflected in our consolidated statements of income. We expect our adoption of the fair value option will reduce the impact of interest-rate changes on our net income (loss) and capital levels. However, since changes in OAS affect the gains (losses) on both our mortgage-related trading portfolio and guarantee asset, our adoption of SFAS 159 will increase the impact of OAS changes on net income (loss) and capital. For a further discussion of our adoption of SFAS 159 see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements. Beginning in the first quarter of 2008, we initiated our use of cash flow hedge accounting relationships to include hedging the changes in cash flows associated with our forecasted issuances of debt. We expect this accounting strategy will reduce the effect of interest-rate changes on our capital. We also employed this accounting strategy while maintaining our disciplined approach to interest-rate risk management. See “NOTE 10: DERIVATIVES” to our consolidated financial statements for additional information about our derivatives designated as cash flow hedges.

We expect to take actions to maintain our capital position above the OFHEO-directed mandatory target surplus. Accordingly, subject to approval by our Board of Directors, we currently expect to reduce the dividend on our common stock in the third quarter of 2008 from $0.25 to $0.05 or less per share and to pay the full dividends at contractual rates on our preferred stock. In addition, we continue to review and consider other alternatives for managing our capital including issuing equity in amounts that could be substantial and materially dilutive to our existing shareholders, reducing or rebalancing risk, slowing purchases into our credit guarantee portfolio and limiting the growth or reducing the size of our retained portfolio by allowing the portfolio to run off and/or by selling securities classified as trading or carried at fair value under SFAS 159 or available-for-sale securities that are accretive to capital (i.e., fair value exceeds amortized cost). We have retained and are working with financial advisors and we continue to engage in discussions with OFHEO and the Treasury on these matters.

8	Freddie Mac

Our ability to execute any of these actions or their effectiveness may be limited and we might not be able to manage to our regulatory capital requirements and the mandatory target capital surplus. If we are not able to manage to the mandatory target capital surplus, OFHEO may, among other things, seek to require us to (a) submit a plan for remediation or (b) take other remedial steps. In addition, OFHEO has discretion to reduce our capital classification by one level if OFHEO determines that we are engaging in conduct that could result in a rapid depletion of core capital or determines that the value of property subject to mortgage loans we hold or guarantee has decreased significantly. See “PART II — ITEM 1A. RISK FACTORS” in this Form 10-Q and “ITEM 1. BUSINESS — REGULATION AND SUPERVISION — Office of Federal Housing Enterprise Oversight — Capital Standards and Dividend Restrictions” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL — Classification” in our Registration Statement for information regarding additional potential actions OFHEO may seek to take against us. See “Legislative and Regulatory Matters — Government Sponsored Enterprise, or GSE, Oversight Legislation” in this Form 10-Q for information regarding the enhanced regulatory authorities FHFA now possesses.

Fair Value Results

Our consolidated fair value measurements are a component of our risk management processes, as we use daily estimates of the changes in fair value to calculate our Portfolio Market Value Sensitivity, or PMVS, and duration gap measures.

During the three months ended June 30, 2008, the fair value of net assets, before capital transactions, remained unchanged compared to a $0.7 billion increase during the three months ended June 30, 2007.

Our attribution of changes in the fair value of net assets relies on models, assumptions and other measurement techniques that evolve over time. The following attribution of changes in fair value reflects our current estimate of the items presented (on a pre-tax basis) and excludes the effect of returns on capital and administrative expenses.

During the three months ended June 30, 2008, our investment activities increased fair value by approximately $6.7 billion, resulting from a higher core spread income and an increase in fair value of approximately $1.9 billion attributable to net mortgage-to-debt OAS tightening. Core spread income on our retained portfolio is a fair value estimate of the net current period accrual of income from the spread between mortgage-related investments and debt, calculated on an option-adjusted basis.

During the three months ended June 30, 2007, our investment activities decreased fair value by approximately $0.8 billion. This estimate includes declines in fair value of approximately $1.4 billion attributable to the net widening of mortgage-to-debt OAS.

The impact of mortgage-to-debt OAS tightening during the three months ended June 30, 2008 increased the current fair value of our investment activities. Due to the still relatively wide OAS levels for purchases during the period, there is a likelihood that, in future periods, we will be able to recognize core spread income from our investment activities at a higher spread level than historically. We estimate that for the three months ended June 30, 2008, we will recognize core spread income at a net mortgage-to-debt OAS level of approximately 140 to 160 basis points in the long run, as compared to approximately 25 to 35 basis points estimated for the three months ended June 30, 2007. As market conditions change, our estimate of expected fair value gains from OAS may also change, leading to significantly different fair value results.

During the three months ended June 30, 2008, our credit guarantee activities, including our single-family whole loan credit exposure, decreased fair value by an estimated $6.2 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $7.2 billion, primarily attributable to a declining credit environment.

Our credit guarantee activities increased fair value by an estimated $1.8 billion during the three months ended June 30, 2007. This increase includes the receipt of cash primarily related to management, guarantee and other up-front fees. This increase also includes a fair value increase related to our single-family guarantee asset of approximately $1.8 billion, primarily attributable to an increase in interest rates during the three months ended June 30, 2007. These increases were partially offset by an increase in the fair value of our single-family guarantee obligation of approximately $0.6 billion.

See “CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS” for additional information regarding attribution of changes in the fair value of net assets for the six months ended June 30, 2008.

Legislative and Regulatory Matters

Government Sponsored Enterprise, or GSE, Oversight Legislation

The Regulatory Reform Act was signed into law on July 30, 2008. This Act consolidates regulation of Freddie Mac and Federal National Mortgage Association, or Fannie Mae, or the enterprises, and the Federal Home Loan Banks, or FHLBs, into a single new regulator, FHFA. FHFA is an independent agency of the federal government responsible for oversight of the operations of the enterprises and the FHLBs. OFHEO will remain in existence for a transition period of up to one year.

9	Freddie Mac

FHFA has a Director appointed by the President and confirmed by the Senate for a five-year term, removable only for cause. The Regulatory Reform Act authorizes the Director of OFHEO on the date of enactment to act for all purposes and with the full powers of the Director of FHFA until such Director is appointed and confirmed.

The Regulatory Reform Act also establishes the Federal Housing Finance Oversight Board, or the Oversight Board which is responsible for advising the Director of FHFA with respect to overall strategies and policies. The Oversight Board consists of the Director of FHFA as Chairperson, the Secretary of the Treasury, the Chairman of the SEC and the Secretary of HUD.

The Regulatory Reform Act gives our regulator substantial authority to assess our safety and soundness and to regulate our portfolio investments, including requiring reductions in those investments, consistent with our mission and safe and sound operations. The Act also includes provisions that increase the regulator’s authority to change our minimum and risk-based capital levels and to regulate our business activities. In addition, the Act requires us to make certain contributions to affordable housing funds administered by the Secretary of HUD and the Secretary of the Treasury.

Given the recent enactment of this Act and the fact that FHFA has considerable discretion in implementing its provisions, including through rulemaking proceedings and the issuance of orders, we cannot predict the impacts that the Act and FHFA’s exercise of its authority under the Act will have on our business, financial position or results of operations. However, to the extent the Act or regulations or orders issued by FHFA pursuant to the Act may, for example, increase our capital requirements, limit our portfolio and new product activities, increase our affordable housing goals, or limit our ability to attract and retain senior executives, we anticipate that the impact could be materially adverse. Certain of the more significant provisions of the Act are summarized below.

Capital

FHFA may increase minimum capital levels from the existing statutory percentages either by regulation or on a temporary basis by order. FHFA may also, by regulation or order, establish capital or reserve requirements with respect to any product or activity of an enterprise, as FHFA considers appropriate. In addition, FHFA must, by regulation, establish risk-based capital requirements to ensure the enterprises operate in a safe and sound manner, maintaining sufficient capital and reserves to support the risks that arise in their operations and management. The Act provides FHFA with greater authority to take additional remedial actions as an enterprise’s capital levels decline.

Portfolio Activities

The Regulatory Reform Act requires FHFA to establish, by regulation, criteria governing retained portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with the enterprises’ mission and safe and sound operations. In establishing these criteria, FHFA must consider the ability of the enterprises to provide a liquid secondary market through securitization activities, the portfolio holdings in relation to the mortgage market and the enterprises’ compliance with the prudential management and operations standards prescribed by FHFA.

FHFA may make temporary adjustments to the established portfolio standards by issuing an order to a particular enterprise, such as during times of economic distress or market disruption. In addition, FHFA must monitor the portfolio of each enterprise and may, by order, require an enterprise on such terms and conditions as FHFA determines appropriate to dispose of, or to acquire, any asset if FHFA determines such action is consistent with certain statutory purposes and the enterprises’ authorizing statutes.

New Products

The Regulatory Reform Act requires the enterprises to obtain the approval of FHFA before initially offering any new product. Excluded from the product review process are automated loan underwriting systems of the enterprises in existence on July 30, 2008, including upgrades; any modification to mortgage terms and conditions or underwriting criteria relating to mortgages purchased or guaranteed, as long as the modifications do not change the underlying transaction to include services or financing other than residential mortgage financing; and any other activities that are substantially similar to the activities described above or that have previously been approved by FHFA. The Act provides for a public comment process on requests for approval of new products. FHFA may temporarily approve a product without soliciting public comment if delay would be contrary to the public interest. FHFA may condition approval of a product on specific terms, conditions and limitations. The standards for FHFA’s approval of a new product are that the product is authorized by the enterprise’s charter, is in the public interest and is consistent with the safety and soundness of the enterprise or the mortgage finance system.

Prudential Management and Operations Standards

The Regulatory Reform Act requires FHFA to establish prudential standards, by regulation or by guideline, for a broad range of operations of the enterprises. These standards must address internal controls, information systems, independence and adequacy of internal audit systems, management of interest rate risk, management of market risk, liquidity and reserves, management of asset and investment portfolio growth, overall risk management processes, investments and asset acquisitions,

10	Freddie Mac

management of credit and counterparty risk, and recordkeeping. FHFA may also establish any additional operational and management standards the Director of FHFA determines appropriate.

If an enterprise or a FHLB fails to comply with the standards, FHFA could require submission of a plan to correct the deficiency. If the enterprise fails to submit an acceptable plan, or fails in any material respect to carry out an accepted plan, FHFA must order correction of the deficiency and may impose certain growth restrictions, require an increase in the ratio of core capital to assets and require other actions. FHFA must take one or more of these actions if FHFA determines that an enterprise has failed to meet a standard, the deficiency has not been corrected, and the enterprise underwent extraordinary growth, as defined by the Director of FHFA, during the 18-month period before the date of failure to meet a standard.

Affordable Housing Goals

Under the Regulatory Reform Act, the annual affordable housing goals previously established by HUD and in place for 2008 remain in effect for 2009, except that within 270 days from July 30, 2008, FHFA must review the 2009 housing goals to determine the feasibility of such goals in light of current market conditions and, after seeking public comment for up to 30 days, FHFA may make appropriate adjustments to the 2009 goals consistent with market conditions.

Effective beginning calendar year 2010, the Regulatory Reform Act replaces the existing annual affordable housing goals with the requirement that FHFA establish the following annual affordable housing goals by regulation:

  Single-family Housing Goals

•	FHFA must establish goals for the purchase of conventional, conforming, single-family, owner-occupied, purchase money mortgages financing housing for each of the following: (i) low-income families, (ii) families that reside in low-income areas and (iii) very low-income families. The goals must be established as a percentage of total single-family dwelling units financed by single-family purchase money mortgages.

•	FHFA must also establish a goal for the purchase of conventional, conforming, single-family, owner-occupied refinance mortgages given to pay off or prepay an existing mortgage on the same property for low-income families. The goals must be established as a percentage of total single-family dwelling units refinanced by mortgage purchases.

•	In addition to the above goals, FHFA has discretion to establish additional requirements for mortgages on single-family, owner-occupied rental housing units.

  Multifamily Special Affordable Housing Goal

•	FHFA must establish a goal, by either unit or dollar volume, for the purchase of mortgages that finance dwelling units affordable to low-income families, and also requirements for mortgages that finance dwelling units affordable to very low-income families. FHFA has discretion to establish additional requirements for mortgages on smaller multifamily properties.

The Regulatory Reform Act allows an enterprise to petition FHFA for a reduction in any goal or subgoal at any time, and authorizes FHFA to reduce the level of the goal or subgoal only if market and economic conditions or the financial condition of the enterprise require such a reduction, or if efforts to meet the goal would result in the constraint of liquidity, over-investment in certain market segments or other consequences contrary to the intent of the goals or the public purposes of the enterprises.

The Regulatory Reform Act requires FHFA to establish annual goals targets, by regulation, for each goal described above. In establishing the single-family targets, FHFA must take into consideration national housing needs; economic, housing and demographic conditions, including expected market developments; the performance and effort of the enterprises toward achieving the housing goals in previous years; the size of the purchase money conventional or refinance conventional mortgage market, as applicable; the ability of the enterprise to lead the industry in making mortgage credit available; the need to maintain the sound financial condition of the enterprises; and the prior three years of information under the Home Mortgage Disclosure Act of 1975 for conventional, conforming, single-family, owner-occupied purchase money and refinance mortgages, as applicable.

In establishing the multifamily target, FHFA must take into consideration national multifamily credit needs and the ability of the enterprises to provide additional liquidity and stability for the multifamily market, the performance and effort of the enterprises towards achieving the housing goals in previous years, the size of the multifamily market, the ability of the enterprises to lead the industry in making multifamily mortgage credit available, the availability of public subsidies, and the need to maintain the sound financial condition of the enterprises.

FHFA may change annual targets, by regulation, to reflect market conditions and subsequent available data. The targets cannot consider segments of the market that are inconsistent with safety and soundness, unauthorized for purchase by the enterprises pursuant to regulation or, for single-family targets, contrary to good lending practices.

In addition, the Regulatory Reform Act creates a duty to serve underserved markets requiring the enterprises to provide leadership to the market in developing loan products and flexible underwriting guidelines to facilitate a secondary market for

11	Freddie Mac

mortgages on manufactured homes, for affordable housing preservation, and for housing in rural areas. FHFA must establish, by regulation effective beginning 2010, a manner for evaluating compliance with the duty to serve underserved markets and for rating the extent of compliance, and include the evaluation and rating in FHFA’s annual report to Congress.

Affordable Housing Allocations

The Regulatory Reform Act requires each enterprise to set aside, in each fiscal year, an amount equal to 4.2 basis points of the unpaid principal balance of total new business purchases, and to allocate or transfer (1) 65% of such amounts to the Secretary of HUD to fund the Housing Trust Fund program to be established and managed by the Secretary of HUD, and (2) 35% of such amounts to the Capital Magnet Fund to be established and managed by the Secretary of the Treasury. FHFA must suspend the allocation of an enterprise upon finding that the payment is contributing, or would contribute, to the financial instability of the enterprise; is causing, or would cause, the enterprise’s capital to be classified as undercapitalized; or is preventing, or would prevent, the enterprise from successfully completing a capital restoration plan. FHFA must promulgate regulations prohibiting the enterprises from passing on the cost of contributions through increased charges or fees or decreased premiums, or in any other manner, to the originators of mortgages purchased or securitized by the enterprise.

Loan Limits

The Regulatory Reform Act allows increases in single-family conforming loan limits based on changes in the new housing price index established by FHFA, beginning January 1, 2009. Consistent with existing OFHEO Examination Guidance, “Conforming Loan Limit Calculations,” decreases would be accumulated and would offset any future increases in the housing price index so that loan limits do not decrease from year-to-year. In high-cost areas — where 115% of the median home price exceeds the otherwise applicable conforming loan limit — the Regulatory Reform Act increases the loan limits to the lesser of (i) 115% of the median house price or (ii) 150% of the conforming loan limit, currently $625,500. The high-cost provisions on loan limits become effective January 1, 2009 when the temporary authority for purchases of high-cost loans granted by the Economic Stimulus Act of 2008 expires.

Executive Compensation

The Regulatory Reform Act provides FHFA with executive compensation authority that extends beyond the authority OFHEO possessed.

In determining whether executive compensation for an enterprise executive officer is prohibited under the “reasonable and comparable” standard contained in existing law, FHFA is authorized to take into account any factors it considers relevant, including any wrongdoing on the part of the executive officer, such as any fraudulent act or omission, breach of trust or fiduciary duty, any violation of law, rule, regulation, order, or written agreement, and insider abuse with respect to the enterprise. A determination by FHFA that termination compensation is prohibited would override any contrary contractual provisions, even if such provisions had been previously approved.

FHFA is also authorized to require an enterprise to withhold, or place in escrow, a payment, transfer or disbursement of compensation pending review of the reasonableness and comparability of such compensation. The Regulatory Reform Act amends the enterprises’ charters expressly to prohibit the transfer, disbursement or payment of compensation to any executive officer or entry into an agreement with an executive officer for matters being reviewed by FHFA under its authority to prohibit compensation that is not reasonable and comparable.

In addition, FHFA is authorized to prohibit or limit, by regulation or order, certain golden parachute and indemnification payments to an affiliated party of the enterprises. The Director is to prescribe, by regulation, the factors to be considered in limiting golden parachute and indemnification payments.

FHFA Enforcement Authority

The Regulatory Reform Act expands the grounds for issuing both permanent and temporary cease-and-desist orders against the enterprises and affiliated parties to include grounds such as unsafe or unsound practices. The amounts of civil money penalties FHFA may impose are increased substantially. In addition, FHFA has new authority to remove certain affiliated parties of the enterprises and to prohibit them from further participation in the industry. The Regulatory Reform Act also provides expanded authority to enforce the affordable housing goals.

Conservatorship and Receivership

The Regulatory Reform Act replaces the conservatorship provisions previously applicable to the enterprise with conservatorship and receivership provisions based generally on federal banking law. The Regulatory Reform Act expands the grounds for which an enterprise may be placed into conservatorship, establishes the grounds for which an enterprise may be placed into receivership, and provides for appointment of FHFA as conservator or receiver. FHFA has broad powers when acting as conservator or receiver of an enterprise. As conservator, FHFA may take such actions as may be necessary for restoring the enterprise to a sound and solvent condition, and appropriate to carry on the business of the enterprise and to conserve the assets and property of the enterprise. As receiver, FHFA must liquidate and proceed to realize upon the assets of

12	Freddie Mac

an enterprise in such manner as FHFA deems appropriate, including through the sale of assets, through the transfer of assets to a limited-life regulated entity which succeeds to the charter of the enterprise and operates in accordance with the charter and other applicable laws, or through the exercise of other rights and privileges granted FHFA.

As either conservator or receiver, FHFA has the power to take over the assets of an enterprise and operate with all the powers of the shareholders, directors and officers of the enterprise. In addition, among other powers as conservator or receiver, FHFA may replace management, transfer or sell any asset or liability of an enterprise in default without any approval, assignment or consent with respect to such transfer or sale, and repudiate contracts entered into prior to appointment if, in the sole discretion of FHFA, FHFA determines such contracts to be burdensome and determines repudiation will promote the orderly administration of affairs. The Regulatory Reform Act contains special provisions applicable to service contracts, leases, contracts for the purchase of real property and qualified financial contracts such as forward contracts, repurchase agreements and swap agreements.

Temporary Treasury Authority to Purchase GSE Obligations and Securities

The Regulatory Reform Act grants the Secretary of the Treasury authority to purchase any obligations and securities issued by the enterprises until December 31, 2009 on such terms and conditions and in such amounts as the Secretary may determine, provided that the Secretary determines the purchases are necessary to provide stability to the financial markets, prevent disruptions in the availability of mortgage finance, and protect taxpayers. The Secretary may not engage in open market purchases of the common stock of an enterprise in the absence of an agreement with the enterprise, and the enterprises are not required to issue obligations or securities to the Secretary without mutual agreement.

In connection with exercising this temporary purchase authority, the Secretary of the Treasury must consider the need for preferences regarding payments to the government; limits on maturity or disposal of the enterprise obligations and securities purchased; the enterprise’s plan for orderly resumption of private market funding or capital market access; the probability of the enterprise fulfilling the terms of the obligations and securities, including repayment; the need to maintain the status of the enterprise as a private shareholder-owned company; and restrictions on the use of enterprise resources, including limits on dividend payments and executive compensation. The Regulatory Reform Act also grants FHFA temporary authority to approve, disapprove or modify executive compensation for top executive officers for which compensation must be disclosed publicly pursuant to the SEC’s Regulation S-K. These authorities of both FHFA and Treasury expire on December 31, 2009.

Temporary Consultative Requirement Between the Director of FHFA and the Chairman of the Federal Reserve

The Regulatory Reform Act requires FHFA to consult with, and consider the views of, the Chairman of the Federal Reserve regarding the risks posed by the enterprises to the financial system prior to issuing any proposed or final regulations, orders, or guidelines with respect to prudential management and operations standards, safe and sound operations, capital requirements and portfolio standards. In addition, the Regulatory Reform Act requires consultation regarding any decision to place an enterprise into conservatorship or receivership. To facilitate the consultative process, the Regulatory Reform Act requires periodic sharing of information between FHFA and the Federal Reserve regarding the capital, assets and liabilities, financial condition and risk management practices of the enterprises and any information related to financial market stability. This consultative requirement expires December 31, 2009.

Composition of Board of Directors

The Regulatory Reform Act eliminates the five Presidential appointees from the boards of directors of the enterprises, leaving 13 shareholder-elected members, and allows FHFA to determine that a different number of board members is appropriate. The Regulatory Reform Act leaves in place the requirements for having board members from the home building, mortgage lending, and real estate industries and from an organization representing consumer or community interests.

Temporary Increase in Conforming Loan Limits

On February 13, 2008, the President signed into law the Economic Stimulus Act of 2008, which includes a temporary increase in conventional conforming loan limits that apply to the GSEs as well as the Federal Housing Administration, or FHA. The law raises the conforming loan limits for mortgages originated in certain high-cost areas from July 1, 2007 through December 31, 2008 to the higher of the applicable 2008 conforming loan limits, set at $417,000 for a mortgage secured by a one-unit, single-family residence, or 125% of the median house price for a geographic area, not to exceed $729,750 for a one-unit, single-family residence. We began accepting these “conforming-jumbo” mortgages for securitization as PCs and purchases into our retained portfolio in April 2008. Our purchases of these loans into our total mortgage portfolio for the three months ended June 30, 2008 totaled $471 million in unpaid principal balance. We have experienced increased competition in the mortgage finance market during the first half of 2008 with respect to this product. Given market conditions and competition especially from FHA, we do not anticipate purchasing material amounts of conforming jumbo product in 2008.

13	Freddie Mac

Voluntary, Temporary Growth Limit

In response to a request by OFHEO on August 1, 2006, we announced that we would voluntarily and temporarily limit the growth of our retained portfolio to 2% annually. Consistent with OFHEO’s February 27, 2008 announcement of the removal of the growth limit on March 1, 2008, the growth limit has expired.

Risk-based Capital

On June 10, 2008, OFHEO announced two rule changes for loss severity calculations under OFHEO’s risk-based capital regulation. These changes became effective on June 25, 2008 for our third quarter 2008 risk-based capital submission. According to OFHEO, these rule changes correct certain deficiencies in the formulas used to calculate risk-based capital. The first change was implemented because certain loss severity equations resulted in the GSEs recording profits instead of losses on foreclosed mortgages during the calculation of the risk-based capital requirement. Unaltered, the loss severity equations overestimated GSE recoveries for defaulted government-guaranteed and low LTV ratio mortgages. Those results were not consistent with the risk-based capital regulation and resulted in significant reductions to the risk-based capital requirements of the GSEs. The second change was implemented because the prior treatment of FHA insurance associated with single-family mortgages with an LTV below 78% is inconsistent with current law. According to OFHEO, implementation of these rule changes would have increased our risk-based capital requirement by $5.4 billion at December 31, 2006 had they been in effect at that time.

Mission and Affordable Housing Goals

In March 2008, we reported to HUD that we did not achieve two home purchase subgoals (the low- and moderate-income subgoal and the special affordable housing subgoal) for 2007. We believe that achievement of these two home purchase subgoals was infeasible in 2007 under the terms of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or the GSE Act, and accordingly submitted an infeasibility analysis to HUD. In April 2008, HUD notified us that it had determined that, given the declining affordability of the primary market since 2005, the scope of market turmoil in 2007, and the collapse of the non-agency, or private label, secondary mortgage market, the availability of subgoal-qualifying home purchase loans was reduced significantly and therefore achievement of these subgoals was infeasible. Consequently, we will not submit a housing plan to HUD.

In 2008, we expect that the market conditions discussed above and the tightened credit and underwriting environment will continue to make achieving our affordable housing goals and subgoals challenging.

14	Freddie Mac

SELECTED FINANCIAL DATA AND OTHER OPERATING MEASURES(1)

	At or for the Six
	Months Ended June 30,		At or for the Year Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
	(dollars in millions, except share-related amounts)

Income Statement Data
Net interest income	$2,327	$1,564	$3,099	$3,412	$4,627	$8,313	$8,598
Non-interest income (loss)	895	1,472	194	2,086	1,003	(2,723)	532
Non-interest expense	(5,648)	(2,743)	(9,270)	(3,216)	(3,100)	(2,378)	(2,123)
Net income (loss) before cumulative effect of change in accounting principle	(972)	596	(3,094)	2,327	2,172	2,603	4,809
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(59)	—	—
Net income (loss)	(972)	596	(3,094)	2,327	2,113	2,603	4,809
Net income (loss) available to common stockholders	$(1,476)	$405	$(3,503)	$2,051	$1,890	$2,392	$4,593
Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	$(2.28)	$0.62	$(5.37)	$3.01	$2.82	$3.47	$6.68
Diluted	(2.28)	0.61	(5.37)	3.00	2.81	3.46	6.67
Earnings (loss) per common share after cumulative effect of change in accounting principle:
Basic	$(2.28)	$0.62	$(5.37)	$3.01	$2.73	$3.47	$6.68
Diluted	(2.28)	0.61	(5.37)	3.00	2.73	3.46	6.67
Dividends per common share	$0.50	$1.00	$1.75	$1.91	$1.52	$1.20	$1.04
Weighted average common shares outstanding (in thousands):
Basic	646,603	657,103	651,881	680,856	691,582	689,282	687,094
Diluted	646,603	659,365	651,881	682,664	693,511	691,521	688,675
Balance Sheet Data
Total assets	$879,043	$814,118	$794,368	$804,910	$798,609	$779,572	$787,962
Senior debt, due within one year	326,303	267,919	295,921	285,264	279,764	266,024	279,180
Senior debt, due after one year	505,013	478,295	438,147	452,677	454,627	443,772	438,738
Subordinated debt, due after one year	4,496	5,227	4,489	6,400	5,633	5,622	5,613
All other liabilities	30,152	37,867	28,911	33,139	31,945	32,720	32,094
Minority interests in consolidated subsidiaries	131	282	176	516	949	1,509	1,929
Stockholders’ equity	12,948	24,528	26,724	26,914	25,691	29,925	30,408
Portfolio Balances(2)
Retained portfolio(3)	$791,798	$712,136	$720,813	$703,959	$710,346	$653,261	$645,767
Total PCs and Structured Securities issued(4)	1,823,803	1,592,524	1,738,833	1,477,023	1,335,524	1,208,968	1,162,068
Total mortgage portfolio	2,201,694	1,952,949	2,102,676	1,826,720	1,684,546	1,505,531	1,414,700
Ratios
Return on average assets(5)	(0.2)%	0.1%	(0.4)%	0.3%	0.3%	0.3%	0.6%
Return on common equity(6)	(51.5)	4.2	(21.0)	9.8	8.1	9.4	17.7
Return on total equity(7)	(9.8)	4.6	(11.5)	8.8	7.6	8.6	15.8
Dividend payout ratio on common stock(8)	N/A	163.7	N/A	63.9	56.9	34.9	15.6
Equity to assets ratio(9)	2.4	3.2	3.4	3.3	3.5	3.8	4.0
Preferred stock to core capital ratio(10)	38.0	20.0	37.3	17.3	13.2	13.5	14.2

(1)	See “ITEM 2. FINANCIAL INFORMATION — SELECTED FINANCIAL DATA AND OTHER OPERATING MEASURES” in our Registration Statement for information regarding accounting changes impacting periods prior to January 1, 2008.
(2)	Represent the unpaid principal balance and exclude mortgage loans and mortgage-related securities traded, but not yet settled. Effective in December 2007, we established a trust for the administration of cash remittances received related to the underlying assets of our PCs and Structured Securities issued. As a result, for December 2007 and each period in 2008, we report the balance of our mortgage portfolios to reflect the publicly-available security balances of our PCs and Structured Securities. For periods prior to December 2007, we report these balances based on the unpaid principal balance of the underlying mortgage loans. We reflected this change as an increase in the unpaid principal balance of our retained portfolio by $2.8 billion at December 31, 2007.
(3)	The retained portfolio presented on our consolidated balance sheets differs from the retained portfolio in this table because the consolidated balance sheet caption includes valuation adjustments and deferred balances. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 15 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio” for more information.
(4)	Includes PCs and Structured Securities that are held in our retained portfolio. See “OUR PORTFOLIOS — Table 49 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, Real Estate Mortgage Investment Conduits, or REMICs, and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on unpaid principal balance. Includes other guarantees issued that are not in the form of a PC, such as long-term standby commitments and credit enhancements for multifamily housing revenue bonds.
(5)	Ratio computed as annualized net income (loss) divided by the simple average of the beginning and ending balances of total assets.
(6)	Ratio computed as annualized net income (loss) available to common stockholders divided by the simple average of the beginning and ending balances of stockholders’ equity, net of preferred stock (at redemption value).
(7)	Ratio computed as annualized net income (loss) divided by the simple average of the beginning and ending balances of stockholders’ equity.
(8)	Ratio computed as common stock dividends declared divided by net income available to common stockholders. Ratio is not computed for periods in which net income (loss) available to common stockholders was a loss.
(9)	Ratio computed as the simple average of the beginning and ending balances of stockholders’ equity divided by the simple average of the beginning and ending balances of total assets.
(10)	Ratio computed as preferred stock, at redemption value divided by core capital. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for more information regarding core capital.

15	Freddie Mac

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for more information concerning our more significant accounting policies and estimates applied in determining our reported financial position and results of operations.

Table 2 — Summary Consolidated Statements of Income — GAAP Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Net interest income	$1,529	$793	$2,327	$1,564
Non-interest income:
Management and guarantee income	757	591	1,546	1,219
Gains (losses) on guarantee asset	1,114	820	(280)	297
Income on guarantee obligation	769	474	1,938	904
Derivative gains (losses)(1)	115	318	(130)	(206)
Gains (losses) on investment activity	(3,327)	(540)	(2,108)	(522)
Unrealized gains (losses) on foreign-currency denominated debt recorded at fair value	569	—	(816)	—
Gains (losses) on debt retirement	(29)	89	276	96
Recoveries on loans impaired upon purchase	121	72	347	107
Foreign-currency gains (losses), net	—	(333)	—	(530)
Other income	75	58	122	107

Non-interest income	164	1,549	895	1,472

Non-interest expense	(3,545)	(1,519)	(5,648)	(2,743)

Income (loss) before income tax (expense) benefit	(1,852)	823	(2,426)	293
Income tax (expense) benefit	1,031	(94)	1,454	303

Net income (loss)	$(821)	$729	$(972)	$596

(1)	Includes derivative gains (losses) on foreign-currency swaps of $(48) million and $332 million for the three months ended June 30, 2008 and 2007, respectively, and $1,189 million and $530 million for the six months ended June 30, 2008 and 2007, respectively. Also includes derivative gains (losses) of $(490) million and $(297) million on foreign-currency denominated receive-fixed swaps for the three and six months ended June 30, 2008, respectively.

Net Interest Income

Table 3 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 3 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$89,813	$1,320	5.88%	$67,994	$1,075	6.32%
Mortgage-related securities	664,727	8,380	5.04	648,023	8,784	5.42

Total retained portfolio	754,540	9,700	5.14	716,017	9,859	5.51
Investments(4)	54,061	400	2.92	49,106	634	5.11
Securities purchased under agreements to resell and federal funds sold	20,660	120	2.32	24,887	332	5.33

Total interest-earning assets	829,261	10,220	4.93	790,010	10,825	5.47

Interest-bearing liabilities:
Short-term debt	240,119	(1,637)	(2.70)	172,592	(2,249)	(5.16)
Long-term debt(5)	569,443	(6,711)	(4.71)	581,482	(7,331)	(5.04)

Total debt securities	809,562	(8,348)	(4.11)	754,074	(9,580)	(5.07)
Due to PC investors	—	—	—	9,061	(121)	(5.32)

Total interest-bearing liabilities	809,562	(8,348)	(4.11)	763,135	(9,701)	(5.07)
Expense related to derivatives	—	(343)	(0.17)	—	(331)	(0.17)
Impact of net non-interest-bearing funding	19,699	—	0.10	26,875	—	0.18

Total funding of interest-earning assets	$829,261	(8,691)	(4.18)	$790,010	(10,032)	(5.06)

Net interest income/yield		1,529	0.75		793	0.41
Fully taxable-equivalent adjustments(6)		105	0.05		99	0.05

Net interest income/yield (fully taxable-equivalent basis)		$1,634	0.80		$892	0.46

16	Freddie Mac

	Six Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$87,052	$2,563	5.89%	$67,288	$2,141	6.36%
Mortgage-related securities	646,724	16,513	5.11	645,938	17,335	5.37

Total retained portfolio	733,776	19,076	5.20	713,226	19,476	5.46
Investments(4)	46,758	799	3.38	48,924	1,257	5.11
Securities purchased under agreements to resell and federal funds sold	17,548	241	2.74	25,684	681	5.30

Total interest-earning assets	798,082	20,116	5.04	787,834	21,414	5.43

Interest-bearing liabilities:
Short-term debt	222,385	(3,681)	(3.27)	171,921	(4,457)	(5.16)
Long-term debt(5)	553,869	(13,436)	(4.85)	580,814	(14,507)	(4.99)

Total debt securities	776,254	(17,117)	(4.40)	752,735	(18,964)	(5.03)
Due to PC investors	—	—	—	8,364	(224)	(5.35)

Total interest-bearing liabilities	776,254	(17,117)	(4.40)	761,099	(19,188)	(5.03)
Expense related to derivatives	—	(672)	(0.17)	—	(662)	(0.17)
Impact of net non-interest-bearing funding	21,828	—	0.12	26,735	—	0.17

Total funding of interest-earning assets	$798,082	(17,789)	(4.45)	$787,834	(19,850)	(5.03)

Net interest income/yield		2,327	0.59		1,564	0.40
Fully taxable-equivalent adjustments(6)		212	0.06		194	0.05

Net interest income/yield (fully taxable-equivalent basis)		$2,539	0.65		$1,758	0.45

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities in our retained portfolio and cash and investment portfolios, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effect of mark-to-fair-value changes.
(3)	Non-performing loans, where interest income is recognized when collected, are included in average balances.
(4)	Consist of cash and cash equivalents and non-mortgage-related securities.
(5)	Includes current portion of long-term debt.
(6)	The determination of net interest income/yield (fully taxable-equivalent basis), which reflects fully taxable-equivalent adjustments to interest income, involves the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes using our federal statutory tax rate of 35%.

Net interest income and net interest yield on a fully taxable-equivalent basis increased during the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. During the latter half of the first quarter of 2008 and continuing into the second quarter of 2008, liquidity concerns in the market resulted in more favorable investment opportunities for agency mortgage-related securities at wider spreads. In response, we increased our purchase activities resulting in an increase in the average balance of our interest-earning assets. The increases in net interest income and net interest yield on a fully taxable-equivalent basis are primarily attributable to purchases of fixed-rate assets at significantly wider spreads relative to our funding costs. Net interest income and net interest yield for the three and six months ended June 30, 2008 also benefited from funding fixed-rate assets with a higher proportion of short-term debt in a steep yield curve environment as well as replacing higher cost long-term debt with lower cost issuances. Altering the mix of our debt funding between longer- and shorter-term debt is consistent with our overall investment management framework. As market conditions change, we can change the mix of debt we use to fund our retained portfolio, both floating- and fixed-rate assets. During the first and second quarters of 2008, our short-term funding balances increased significantly. We seek to manage interest rate risk by attempting to substantially match the duration characteristics of our assets and liabilities. To accomplish this, we use an integrated strategy that involves asset and liability portfolio management, including the use of derivatives for purposes of rebalancing the portfolio and maintaining low PMVS and duration gap. The increases in net interest income and net interest yield on a fully tax-equivalent basis during the six months ended June 30, 2008 were partially offset by the impact of declining interest rates because our floating rate assets reset faster than our short-term debt during the first quarter of 2008. As a result of the creation of the securitization trusts in December of 2007, due to PC investors interest expense is now recorded in trust management fees within other income on our consolidated statements of income. See “Non-Interest Income — Other Income” for additional information about due to PC investors interest expense.

Non-Interest Income

Management and Guarantee Income

Table 4 provides summary information about management and guarantee income. Management and guarantee income consists of contractual amounts due to us (reflecting buy-ups and buy-downs to base management and guarantee fees) as well as amortization of certain pre-2003 deferred credit and buy-down fees received by us that were recorded as deferred income as a component of other liabilities. Post-2002 credit and buy-down fees are reflected as increased income on guarantee obligation as the guarantee obligation is amortized.

17	Freddie Mac

Table 4 — Management and Guarantee Income(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$778	17.5	$629	16.1	$1,535	17.5	$1,227	16.0
Amortization of credit and buy-down fees included in other liabilities	(21)	(0.5)	(38)	(1.0)	11	0.1	(8)	(0.1)

Total management and guarantee income	$757	17.0	$591	15.1	$1,546	17.6	$1,219	15.9

Unamortized balance of credit and buy-down fees included in other liabilities, at period end	$403		$451		$403		$451

(1)	Consists of management and guarantee fees related to all issued and outstanding guarantees, including those issued prior to adoption of Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34,” or FIN 45, in January 2003, which did not require the establishment of a guarantee asset.

The primary drivers affecting management and guarantee income are the average balance of our PCs and Structured Securities and changes in management and guarantee fee rates. Contractual management and guarantee fees include adjustments to the contractual rates for buy-ups and buy-downs, whereby the contractual management and guarantee fee rate is adjusted for up-front cash payments we make (buy-up) or receive (buy-down) at guarantee issuance. Our average rates of management and guarantee income are also affected by the mix of products we issue, competition in market pricing and customer preference for buy-up and buy-down fees. The majority of our guarantees are issued under customer “flow” channel contracts, which have fixed pricing schedules for our management and guarantee fees for periods of up to one year. The remainder of our purchase and guarantee securitization of mortgage loans occurs through “bulk” purchasing with management and guarantee fees negotiated on an individual transaction basis. Given the volatility in the credit market during the three and six months ended June 30, 2008, we will continue to closely monitor the pricing of our management and guarantee fees as well as our delivery fee rates and make adjustments when appropriate.

Management and guarantee income increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, primarily reflecting an increase in the average PCs and Structured Securities balances of 14% and 15%, respectively, on an annualized basis. The average contractual management and guarantee fee rate for the three and six months ended June 30, 2008 was higher than the three and six months ended June 30, 2007, primarily due to an increase in buy-up activity as well as the impact of higher management and guarantee fees on purchases of mortgage loans, including interest-only loans, guaranteed in the last half of 2007 that remain in the portfolio. Our management and guarantee fee rates are generally higher on nontraditional loans, such as interest-only mortgages, than our fee rates for fixed-rate mortgages. We experienced a significant decrease in purchase volume through bulk channels as well as declines in the composition of non-traditional loans underlying our newly-issued guarantees during the six months ended June 30, 2008.

Gains (Losses) on Guarantee Asset

Upon issuance of a guarantee of securitized assets, we record a guarantee asset on our consolidated balance sheets representing the fair value of the management and guarantee fees we expect to receive over the life of our PCs or Structured Securities. Guarantee assets are recognized in connection with transfers of PCs and Structured Securities that are accounted for as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of Financial Accounting Standards Board, or FASB, Statement No. 125.” Additionally, we recognize guarantee assets for PCs issued through our guarantor swap program and for certain Structured Transactions that we issue to third parties in exchange for non-agency mortgage-related securities. Subsequent changes in the fair value of the future cash flows of our guarantee asset are reported in the current period income as gains (losses) on guarantee asset.

The change in fair value of our guarantee asset reflects:

•	reductions related to the management and guarantee fees received that are considered a return of our recorded investment in our guarantee asset; and

•	changes in the fair value of management and guarantee fees we expect to receive over the life of the related PC or Structured Security.

The fair value of future management and guarantee fees is driven primarily by expected changes in interest rates that affect the estimated life of mortgages underlying our PCs and Structured Securities and related discount rates used to determine the net present value of the cash flows. For example, an increase in interest rates generally slows the rate of prepayments and extends the life of our guarantee asset and increases the fair value of future management and guarantee fees. Our valuation methodology for our guarantee asset uses market-based information, including market values of interest-only securities, to determine the fair value of future cash flows associated with our guarantee asset.

18	Freddie Mac

Table 5 — Attribution of Change — Gains (Losses) on Guarantee Asset

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Contractual management and guarantee fees	$(720)	$(553)	$(1,409)	$(1,076)
Portion related to imputed interest income	243	130	458	257

Return of investment on guarantee asset	(477)	(423)	(951)	(819)
Change in fair value of management and guarantee fees	1,591	1,243	671	1,116

Gains (losses) on guarantee asset	$1,114	$820	$(280)	$297

Contractual management and guarantee fees represent cash received in the current period related to our PCs and Structured Securities with an established guarantee asset. A portion of these cash receipts is attributed to imputed interest income on our guarantee asset. Contractual management and guarantee fees increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, respectively, primarily due to increases in the average balance of our PCs and Structured Securities issued.

The increases in the fair values of management and guarantee fees for the three and six months ended June 30, 2008 and 2007 were primarily driven by higher market valuations for interest-only mortgage securities, used to value our guarantee asset resulting from increases in interest rates during these periods. The fair value change during the second quarter of 2008, as compared to the second quarter of 2007, was higher due to a larger increase in interest rates combined with higher average balances during the second quarter of 2008. The increases in the fair values of management and guarantee fees were less significant during the six months ended June 30, 2008, compared to the six months ended June 30, 2007 due to a larger increase in interest rates during the 2007 period than during the 2008 period.

Income on Guarantee Obligation

Upon issuance of our guarantee, we record a guarantee obligation on our consolidated balance sheets representing the fair value of our obligation to perform under the terms of the guarantee. Our guarantee obligation primarily represents our performance and other related costs, which consist of estimated credit costs, including estimated unrecoverable principal and interest that will be incurred over the expected life of the underlying mortgages backing PCs, estimated foreclosure-related costs, and estimated administrative and other costs related to our guarantee. Our guarantee obligation is amortized into income using a static effective yield determined at inception of the guarantee based on forecasted repayments of the principal balances. The static effective yield is periodically evaluated and adjusted when significant changes in economic events cause a shift in the pattern of our economic release from risk. For example, certain market environments may lead to sharp and sustained changes in home prices or prepayment rates of mortgages, leading to the need for an adjustment in the static effective yield for specific mortgage pools underlying the guarantee. When a change is required, a cumulative catch-up adjustment, which could be significant in a given period, will be recognized and a new static effective yield will be used to determine our guarantee obligation amortization.

Effective January 1, 2008, we began estimating the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using this approach, the initial guarantee obligation is recorded at an amount equal to the fair value of the compensation received in the related guarantee transactions, including upfront delivery and other fees. As a result, we no longer record estimates of deferred gains or immediate “day one” losses on most guarantees. All unamortized amounts recorded prior to January 1, 2008 will continue to be deferred and amortized using existing amortization methods. This change had a significant positive impact on our financial results for the three and six months ended June 30, 2008.

Table 6 provides information about the components of income on guarantee obligation.

Table 6 — Income on Guarantee Obligation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)

Amortization income related to:
Static effective yield	$681	$414	$1,261	$791
Cumulative catch-up	88	60	677	113

Total income on guarantee obligation	$769	$474	$1,938	$904

Amortization income increased for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007. This increase is due to (1) higher guarantee obligation balances recognized in 2007 as a result of significant market risk premiums, including those that resulted in significant day one losses (i.e., where the fair value of the guarantee obligation at issuance exceeded the fair value of the guarantee and credit enhancement-related assets), (2) higher cumulative catch-up adjustments for the three and six months ended June 30, 2008 and (3) higher average balances of our

19	Freddie Mac

PCs and Structured Securities. The cumulative catch-up adjustments recognized during the six months ended June 30, 2008 were principally due to significant declines in home prices and, to a lesser extent, increases in mortgage prepayment speeds related to pools of mortgage loans issued during 2006 and 2007. These cumulative catch-up adjustments are recorded to provide a pattern of revenue recognition that is consistent with our economic release from risk and better aligns with the timing of the recognition of losses on the pools of mortgage loans we guarantee.

Derivative Overview

Table 7 presents the effect of derivatives on our consolidated financial statements, including notional or contractual amounts of our derivatives and our hedge accounting classifications.

Table 7 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions

	Consolidated Balance Sheets
	June 30, 2008			December 31, 2007
	Notional	Fair Value	AOCI	Notional	Fair Value	AOCI
Description	Amount(1)	(Pre-Tax)(2)	(Net of Taxes)(3)	Amount(1)	(Pre-Tax)(2)	(Net of Taxes)(3)
	(in millions)

Cash flow hedges — open	$15,200	$345	$221	$—	$—	$—
No hedge designation	1,289,827	6,340	—	1,322,881	4,790	—

Subtotal	1,305,027	6,685	221	1,322,881	4,790	—
Balance related to closed cash flow hedges	—	—	(3,639)	—	—	(4,059)

Subtotal	1,305,027	6,685	(3,418)	1,322,881	4,790	(4,059)
Derivative interest receivable (payable), net		998			1,659
Trade/settle receivable (payable), net		(85)			—
Derivative collateral (held) posted, net		(8,067)			(6,204)

Total	$1,305,027	$(469)	$(3,418)	$1,322,881	$245	$(4,059)

	Consolidated Statements of Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Derivative	Hedge	Derivative	Hedge	Derivative	Hedge	Derivative	Hedge
	Gains	Accounting	Gains	Accounting	Gains	Accounting	Gains	Accounting
Description	(Losses)	Gains (Losses)(4)	(Losses)	Gains (Losses)(4)	(Losses)	Gains (Losses)(4)	(Losses)	Gains (Losses)(4)
	(in millions)

Cash flow hedges — open(5)	$—	$7	$—	$—	$—	$4	$—	$—
No hedge designation	115	—	318	—	(130)	—	(206)	—

Total	$115	$7	$318	$—	$(130)	$4	$(206)	$—

(1)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(2)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, or accumulated other comprehensive income, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	Hedge accounting gains (losses) arise when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of income. For further information, see “NOTE 10: DERIVATIVES” to our consolidated financial statements.
(5)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of income and those amounts are not included in the table. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of income.

Beginning in the first quarter of 2008, we began designating certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt consistent with our risk management goals. In the periods presented prior to 2008, we only elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities. We expect this expanded hedge accounting strategy will reduce volatility in our consolidated statements of income going forward. For a derivative accounted for as a cash flow hedge, changes in fair value are reported in AOCI, net of taxes, on our consolidated balance sheets to the extent the hedge is effective. The ineffective portion of changes in fair value is reported as other income on our consolidated statements of income. We record changes in the fair value, including periodic settlements, of derivatives not in hedge accounting relationships as derivative gains (losses) on our consolidated statements of income. See “NOTE 10: DERIVATIVES” to our consolidated financial statements for additional information about our derivatives designated as cash flow hedges.

Derivative Gains (Losses)

Table 8 provides a summary of the notional or contractual amounts and the gains and losses related to derivatives that were not accounted for in hedge accounting relationships. Derivative gains (losses) represents the change in fair value of derivatives not accounted for in hedge accounting relationships because the derivatives did not qualify for, or we did not elect to pursue, hedge accounting, resulting in fair value changes being recorded to earnings. Derivative gains (losses) also

20	Freddie Mac

includes the accrual of periodic settlements for derivatives that are not in hedge accounting relationships. Although derivatives are an important aspect of our management of interest-rate risk, they will generally increase the volatility of reported net income (loss), particularly when they are not accounted for in hedge accounting relationships.

Table 8 — Derivatives Not in Hedge Accounting Relationships

	Notional or
	Contractual Amount		Derivative Gains (Losses)
	June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007
			(in millions)

Call swaptions:
Purchased	$213,897	$236,752	$(2,542)	$(1,168)	$698	$(1,721)
Written	1,500	3,400	27	48	21	50
Put swaptions:
Purchased	21,175	19,325	72	244	(53)	236
Written	38,150	2,600	(93)	(144)	(90)	(146)
Receive-fixed swaps
Foreign-currency denominated	14,993	21,050	(490)	(394)	(297)	(500)
U.S. dollar denominated	230,061	193,607	(7,204)	(3,106)	2,299	(2,741)

Total receive-fixed swaps	245,054	214,657	(7,694)	(3,500)	2,002	(3,241)
Pay-fixed swaps	395,874	284,927	11,259	4,531	(3,874)	4,053
Futures	147,291	113,000	(154)	(70)	493	(51)
Foreign-currency swaps(1)	15,353	22,709	(48)	332	1,189	530
Forward purchase and sale commitments	63,512	54,783	(243)	(66)	268	(71)
Other(2)	148,021	35,719	(102)	17	(72)	22

Subtotal	1,289,827	987,872	482	224	582	(339)
Accrual of periodic settlements:
Receive-fixed swaps(3)			648	(37)	721	(95)
Pay-fixed swaps			(1,118)	155	(1,595)	303
Foreign-currency swaps			101	(25)	158	(77)
Other			2	1	4	2

Total accrual of periodic settlements			(367)	94	(712)	133

Total	$1,289,827	$987,872	$115	$318	$(130)	$(206)

(1)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(2)	Consists of basis swaps, certain option-based contracts (including written options), interest-rate caps, swap guarantee derivatives and credit derivatives.
(3)	Includes imputed interest on zero-coupon swaps.

We use receive- and pay-fixed swaps to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. During the second quarter of 2008, fair value gains on our pay-fixed swaps of $11.3 billion contributed to an overall gain recorded for derivatives. The gains were partially offset by losses on our receive-fixed swaps of $7.7 billion as swap interest rates increased. Additionally, we use swaptions and other option-based derivatives to adjust the characteristics of our debt in response to changes in the expected lives of mortgage-related assets in our retained portfolio. The losses on our purchased call swaptions, which increased during the second quarter of 2008, compared to the second quarter of 2007, were primarily attributable to increasing swap interest rates, partially offset by an increase in implied volatility during the second quarter of 2008.

During the six months ended June 30, 2008, we recognized a smaller derivative loss as compared to the six months ended June 30, 2007. On a year-to-date basis for 2008, the shorter term swap interest rates declined resulting in a loss on our pay-fixed swap positions, partially offset by gains on our receive-fixed swaps. The decrease in shorter term swap interest rates on a year-to-date basis for 2008, combined with an increase in volatility resulted in a gain related to our purchased call swaptions for the six months ended June 30, 2008.

Effective January 1, 2008, we elected the fair value option for our foreign-currency denominated debt. As a result of this election, foreign-currency translation gains and losses and fair value adjustments related to our foreign-currency denominated debt are recognized on our consolidated statements of income as unrealized gains (losses) on foreign-currency denominated debt recorded at fair value. Prior to January 1, 2008, translation gains and losses on our foreign-currency denominated debt were recorded in foreign-currency gains (losses), net and changes in value related to market movements were not recognized. We use a combination of foreign-currency swaps and foreign-currency denominated receive-fixed swaps to hedge the changes in fair value of our foreign-currency denominated debt related to fluctuations in exchange rates and interest rates, respectively. Derivative gains (losses) on foreign-currency swaps were $(48) million and $1.2 billion for the three and six months ended June 30, 2008, respectively, compared to $332 million and $530 million for the three and six months ended June 30, 2007, respectively. These amounts were offset by fair value gains (losses) related to translation of $88 million and $(1.1) billion for the three and six months ended June 30, 2008, respectively, and $(333) million and $(530) million for the three and six months ended June 30, 2007, respectively, on our foreign-currency denominated debt. In addition, the interest-rate component of the derivative losses of $490 million and $297 million for the three and six months

21	Freddie Mac

ended June 30, 2008, respectively, on foreign-currency denominated receive-fixed swaps largely offset market value adjustments gains included in unrealized gains (losses) on foreign-currency denominated debt recorded at fair value of $481 million and $310 million for the three and six months ended June 30, 2008, respectively. See “Unrealized Gains (Losses) on Foreign-Currency Denominated Debt Recorded at Fair Value” and NOTE 1: “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information about our election to adopt the fair value option for foreign-currency denominated debt. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 11: DERIVATIVES” in our Registration Statement for additional information about our derivatives.

Gains (Losses) on Investment Activity

Gains (losses) on investment activity includes gains and losses on certain assets where changes in fair value are recognized through earnings, gains and losses related to sales, impairments and other valuation adjustments. Table 9 summarizes the components of gains (losses) on investment activity.

Table 9 — Gains (Losses) on Investment Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)

Gains (losses) on trading securities(1)	$(2,279)	$20	$(1,308)	$45
Gains (losses) on sale of mortgage loans(2)	(5)	3	66	20
Gains (losses) on sale of available-for-sale securities	38	(249)	253	(215)
Security impairments on available-for-sale securities	(1,040)	(294)	(1,111)	(350)
Lower-of-cost-or-fair-value adjustments	(41)	(20)	(8)	(22)

Total gains (losses) on investment activity	$(3,327)	$(540)	$(2,108)	$(522)

(1)	Includes mark-to-fair value adjustments recorded in accordance with Emerging Issues Task Force, or EITF, 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” on securities classified as trading of $(7) million and $(2) million for the three months ended June 30, 2008 and 2007, respectively and $(327) million and $(3) million for the six months ended June 30, 2008 and 2007, respectively. Prior period amounts have been revised to conform to the current period presentation.

(2)	Represent gains (losses) on mortgage loans sold in connection with securitization transactions.

Gains (Losses) on Trading Securities

We recognized net losses on trading securities for the three and six months ended June 30, 2008, as compared to net gains for the three and six months ended June 30, 2007. On January 1, 2008, we implemented fair value option accounting and transferred approximately $90 billion in securities, primarily ARMs and fixed-rate PCs, from available-for-sale securities to trading securities significantly increasing our securities classified as trading. The unpaid principal balance of our securities classified as trading was approximately $157 billion at June 30, 2008 compared to approximately $12 billion at December 31, 2007. The increased balance in our trading portfolio together with an increase in interest rates contributed to losses on trading securities of $2.3 billion and $1.3 billion for the three and six months ended June 30, 2008, respectively. These losses were partially offset by gains on our interest-only securities.

Gains (Losses) on Sale of Available-For-Sale Securities

We recognized net gains on the sale of available-for-sale securities for the second quarter of 2008, as compared to net losses during the second quarter of 2007. During the second quarter of 2008, we sold $1.2 billion of seasoned securities, primarily consisting of obligations of states and political subdivisions, which generated a net gain of $47 million. During the second quarter of 2007, we entered into structuring transactions and sales of seasoned securities with unpaid principal balances of $21.4 billion generating net losses recognized in gains (losses) on investment activity because the securities sold had lower coupon rates than those available in the market at the time of sale.

We recognized net gains on the sale of available-for-sale securities for the six months ended June 30, 2008, as compared to net losses for the six months ended June 30, 2007. During the six months ended June 30, 2008, we entered into structuring transactions and sales of seasoned securities with unpaid principal balances of $20 billion, primarily consisting of PCs and Structured Securities, which generated a net gain of $201 million. These sales occurred principally during the earlier months of the first quarter of 2008 when market conditions were favorable and were driven in part by our need to maintain our mandatory target capital surplus. We were not required to sell these securities. However, in an effort to improve our capital position in light of the unanticipated extraordinary market conditions that began in the latter half of 2007, we strategically selected blocks of securities to sell, the majority of which were in a gain position. These sales reduced the assets on our balance sheet against which we are required to hold capital. In addition, the net gains on these sales increased our retained earnings, further improving our capital position. During the six months ended June 30, 2007, we sold $31.1 billion of PCs and Structured Securities, which generated a net loss of $132 million.

22	Freddie Mac

Security Impairments on Available-For-Sale Securities

During the second quarter of 2008 and 2007, we recorded other-than-temporary impairments related to investments in available-for-sale securities of $1.0 billion and $294 million, respectively. Of the impairments recognized during the second quarter of 2008, $826 million related to non-agency securities backed by subprime or Alt-A and other loans, primarily due to recent deterioration in the performance of the collateral underlying these securities. The primary contributors to the deteriorating performance were negative delinquency trends that continued, and in several cases accelerated. Our securities backed by second lien subprime loans suffered a pronounced decline in credit enhancement levels. Also contributing to these impairments were credit enhancements related to monoline bond insurance provided by one monoline on individual securities in an unrealized loss position where we have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. In making this determination we considered additional qualitative factors, such as the monoline’s availability of capital, ability to generate new business, pending regulatory actions, ratings agency actions, security prices, credit default swap levels traded on the insurer and our own cash flow analysis. We also recognized impairment charges of $214 million related to our short-term available-for-sale non-mortgage-related securities with $8.9 billion of unpaid principal balance, as management could no longer assert the positive intent to hold these securities to recovery. The decision to impair these securities is consistent with our consideration of sales of securities from the cash and investments portfolio as a contingent source of liquidity. During the three months ended June 30, 2007, security impairments on available-for-sale securities included $291 million in mortgage-related securities impairments attributed to agency mortgage-related securities in an unrealized loss position that we did not have the intent to hold to a forecasted recovery. Of these $291 million of impairments, $279 million related to securities where the duration of the unrealized loss prior to impairment was greater than 12 months.

During the six months ended June 30, 2008 and 2007, we recorded impairments related to investments in available-for-sale securities of $1.1 billion and $350 million, respectively. Of the impairments recognized during the six months ended June 30, 2008, $826 million related to non-agency securities backed by subprime or Alt-A and other loans as discussed above. Of the remaining $285 million, the majority, $214 million, related to impairments of our available-for-sale non-mortgage-related securities during the three months ended June 30, 2008 where we did not have the intent to hold to a forecasted recovery. During the six months ended June 30, 2007, security impairments on available-for-sale securities included $347 million in impairments attributed to agency mortgage-related securities in an unrealized loss position that we did not have the intent to hold to a forecasted recovery.

Unrealized Gains (Losses) on Foreign-Currency Denominated Debt Recorded at Fair Value

We elected the fair value option for our foreign-currency denominated debt effective January 1, 2008. Accordingly, foreign-currency exposure is now a component of unrealized gains (losses) on foreign-currency denominated debt recorded at fair value. Prior to that date, translation gains and losses on our foreign-currency denominated debt were reported in foreign-currency gains (losses), net in our consolidated statements of income. We manage the foreign-currency exposure associated with our foreign-currency denominated debt through the use of derivatives. For the three months ended June 30, 2008, we recognized fair value gains of $569 million on our foreign-currency denominated debt primarily due to an increase in interest rates and the U.S. dollar strengthening relative to the Euro. However, the U.S. dollar weakened relative to the Euro during the six months ended June 30, 2008, contributing to our recognition of fair value losses of $816 million on our foreign-currency denominated debt. See “Derivative Gains (Losses)” for additional information about how we mitigate changes in the fair value of our foreign-currency denominated debt by using derivatives. See “Foreign-Currency Gains (Losses), Net” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information about our adoption of SFAS 159.

Gains (Losses) on Debt Retirements

Gains (losses) on debt retirement were $(29) million and $276 million during the three and six months ended June 30, 2008, respectively, compared to gains of $89 million and $96 million during the three and six months ended June 30, 2007, respectively. During the six months ended June 30, 2008, we recognized gains due to the increased level of call activity, primarily involving our debt with coupon levels that increase at pre-determined intervals, which led to gains upon retirement and write-offs of previously recorded interest expense during the first quarter of 2008.

Recoveries on Loans Impaired upon Purchase

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses on loans purchased and provision for credit losses associated with purchases of delinquent loans from our PCs and Structured Securities in conjunction with our guarantee activities. Recoveries occur when a non-performing loan is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. For impaired loans where the borrower has made required payments that return the loan to less than 90 days delinquent, the recovery amounts are instead accreted into interest income over time as periodic payments are received.

23	Freddie Mac

During the three months ended June 30, 2008 and 2007, we recognized recoveries on loans impaired upon purchase of $121 million and $72 million, respectively. During the six months ended June 30, 2008 and 2007, we recognized recoveries on loans impaired upon purchase of $347 million and $107 million, respectively. The volume and magnitude of recoveries were greater during the three and six months ended June 30, 2008 than during the three and six months ended June 30, 2007, since the initial losses on impaired loans purchased during 2007 were principally based on market valuations that were more severe in the last half of 2007 due to liquidity and mortgage credit concerns. In addition, our purchases of impaired loans were greater during 2007 than in 2008 due to our change in practice in December 2007 to delay our optional repurchase of delinquent loans underlying our PCs.

Foreign-Currency Gains (Losses), Net

We manage the foreign-currency exposure associated with our foreign-currency denominated debt through the use of derivatives. We elected the fair value option for foreign-currency denominated debt effective January 1, 2008. Prior to this election, gains and losses associated with the foreign-currency exposure of our foreign-currency denominated debt were recorded as foreign-currency gains (losses), net in our consolidated statements of income. With the adoption of SFAS 159, foreign-currency exposure is now a component of unrealized gains (losses) on foreign-currency denominated debt recorded at fair value. Because the fair value option is prospective, prior period amounts have not been reclassified. See “Derivative Gains (Losses)” and “Unrealized Gains (Losses) on Foreign-Currency Denominated Debt Recorded at Fair Value” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information.

For the three and six months ended June 30, 2007, we recognized net foreign-currency translation losses primarily related to our foreign-currency denominated debt of $333 million and $530 million, respectively, as the U.S. dollar weakened relative to the Euro during the period. During the same period, these losses were offset by an increase of $332 million and $530 million, respectively, in the fair value of foreign-currency-related derivatives recorded in derivative gains (losses).

Other Income

Other income primarily consists of resecuritization fees, trust management income, fees associated with servicing and technology-related products, including Loan Prospector®, fees related to multifamily loans (including application and other fees) and various other fees received from mortgage originators and servicers. Resecuritization fees are revenues we earn primarily in connection with the issuance of Structured Securities for which we make a REMIC election, where the underlying collateral is provided by third parties. These fees are also generated in connection with the creation of interest-only and principal-only strips as well as other Structured Securities. Trust management fees represent the fees we earn as administrator, issuer and trustee, net of related expenses, which prior to December 2007, was reported as due to PC investors, a component of net interest income.

Non-Interest Expense

Table 10 summarizes the components of non-interest expense.

Table 10 — Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)

Administrative expenses:
Salaries and employee benefits	$241	$227	$472	$440
Professional services	55	104	127	193
Occupancy expense	18	16	33	30
Other administrative expenses	90	95	169	182

Total administrative expenses	404	442	801	845
Provision for credit losses	2,537	447	3,777	695
REO operations expense	265	16	473	30
Losses on certain credit guarantees	—	150	15	327
Losses on loans purchased	120	264	171	480
LIHTC partnerships	108	135	225	243
Minority interests in earnings of consolidated subsidiaries	5	9	8	18
Other expenses	106	56	178	105

Total non-interest expense	$3,545	$1,519	$5,648	$2,743

Administrative Expenses

Administrative expenses decreased slightly for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, primarily due to a reduction in our use of consultants. As a percentage of the average total mortgage portfolio, administrative expenses declined to 7.4 basis points and 7.5 basis points for the three and six months ended June 30, 2008, respectively, from 9.2 basis points and 8.9 basis points for the three and six months ended June 30, 2007, respectively.

24	Freddie Mac

Provision for Credit Losses

Our credit loss reserves reflect our best estimates of incurred losses. Our reserve estimate includes projections related to strategic loss mitigation initiatives, including a higher rate of loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. Our reserve estimate also reflects our best projection of defaults. However, the unprecedented deterioration in the national housing market and the uncertainty in other macroeconomic factors makes forecasting of default rates increasingly imprecise. These estimates require significant judgments and other parties could arrive at different conclusions as to the likelihood of various defaults and severity outcomes. The inability to realize the anticipated benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates and severity that exceed our current projections would cause our losses to be significantly higher than those currently estimated. Although significant flooding occurred in certain states in the midwestern U.S. during the second quarter of 2008, we do not believe this had a significant impact on our mortgage portfolio and it did not have a meaningful impact on our estimates of incurred loss as of June 30, 2008.

The provision for credit losses increased for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, respectively, as continued weakening in the housing market affected our single-family portfolio. For the three and six months ended June 30, 2008, we recorded additional reserves for credit losses on our single-family portfolio as a result of:

•	increased estimates of incurred losses on mortgage loans that are expected to experience higher default rates based on their year of origination, particularly those originated during 2006 and 2007 and also based on product-type, particularly Alt-A and interest-only mortgage products;

•	an observed increase in delinquency rates and the percentage of loans that transition from delinquency to foreclosure; and

•	increases in the estimated severity of losses on a per-property basis, driven in part by declines in home sales and home prices. The states with the largest declines in home prices and highest increases in severity of losses include California, Florida, Nevada, Arizona, Virginia, Maryland and Michigan.

We expect our provisions for credit losses to remain high for the remainder of 2008 and the extent and duration of high credit costs in future periods will depend on a number of factors, including changes in property values, regional economic conditions, third-party mortgage insurance coverage and recoveries and the realized rate of seller/servicer repurchases. We may further increase our single-family loan loss reserves in future periods as additional losses are incurred, particularly related to mortgages originated in 2006 and 2007. Loans we purchased during 2006 and 2007 represent 36% of the unpaid principal balance of our single-family credit guarantee portfolio and approximately 16% of the unpaid principal balance of single-family loans that we hold in our retained portfolio. There is a significant lag in time from the implementation of loss mitigation activities and the final resolution of delinquent mortgage loans as well as the disposition of nonperforming assets. As indicated by the significant increase in our loan loss reserve during the second quarter of 2008, we expect our charge-offs will continue to increase in the remainder of 2008.

REO Operations Expense

The increase in REO operations expense for the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, was due to increases in the number of single-family property additions to our REO balance of 148% and 132%, respectively, as well as declining single-family REO property values. The decline in home prices, which has been both rapid and dramatic in certain geographical areas, combined with our higher REO inventory balance, resulted in an increase in the market-based writedowns of REO, which totaled $118 million and $232 million for the three and six months ended June 30, 2008, respectively. REO expense also increased due to higher real estate taxes, maintenance costs and net losses on sales experienced during the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007. We expect REO operations expense to continue to increase in the remainder of 2008, as single-family REO volume increases and home prices decline.

Losses on Certain Credit Guarantees

Losses on certain credit guarantees consist of losses recognized upon the issuance of PCs in guarantor swap transactions. Prior to January 1, 2008, our recognition of losses on certain guarantee contracts occurred due to any one or a combination of several factors, including long-term contract pricing for our flow business, the difference in overall transaction pricing versus pool-level accounting measurements and, less significantly, efforts to support our affordable housing mission. Upon adoption of SFAS 157, our losses on certain credit guarantees will generally relate to our efforts to meet our affordable housing goals. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Fair Value Measurements” for information concerning the change in initial recognition of fair value of our guarantee obligations.

25	Freddie Mac

Effective January 1, 2008, upon the adoption of SFAS 157, which amended FIN 45, we estimate the fair value of our newly-issued guarantee obligations as an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, we no longer record estimates of deferred gains or immediate “day one” losses on most guarantees. All unamortized amounts recorded prior to January 1, 2008 will continue to be amortized using existing amortization methods. This change had a significant positive impact on our financial results for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, we recognized losses of $150 million and $327 million, respectively, on certain guarantor swap transactions entered into during the period and we deferred gains of $365 million and $650 million, respectively, on newly-issued guarantees entered into during those periods.

Losses on Loans Purchased

Losses on non-performing loans purchased from the mortgage pools underlying PCs and Structured Securities occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase. Effective December 2007, we made certain operational changes for purchasing delinquent loans from PC pools, which significantly reduced the volume of our delinquent loan purchases in the period and consequently the amount of our losses on loans purchased for the three and six months ended June 30, 2008. We made these operational changes in order to better reflect our expectations of future credit losses and in consideration of our capital requirements. For the three months ended June 30, 2008, as a result of increases in delinquency rates of loans underlying our PCs and Structured Securities and our increasing efforts to reduce foreclosures, the number of loan modifications increased significantly as compared to the first quarter of 2008. When a loan is modified, we generally exercise our repurchase option and hold the modified loan in our retained portfolio. The increase in modifications during the second quarter of 2008 resulted in higher losses than during the first quarter of 2008. See “Recoveries on Loans Impaired upon Purchase” and “CREDIT RISKS — Table 42 — Changes in Loans Purchased Under Financial Guarantees” for additional information about the impacts from non-performing loans on our financial results.

During the three and six months ended June 30, 2008, the market-based valuation of non-performing loans continued to be adversely affected by the expectation of higher default costs and reduced liquidity in the single-family mortgage market. However, our losses on loans purchased decreased 55% to $120 million during the three months ended June 30, 2008 compared to $264 million during the three months ended June 30, 2007 due to our reduced volume of impaired loan purchases during 2008. Losses on loans purchased decreased 64% to $171 million during the six months ended June 30, 2008 compared to $480 million during the six months ended June 30, 2007.

Income Tax (Expense) Benefit

For the three months ended June 30, 2008 and 2007, we reported an income tax (expense) benefit of $1.0 billion and $(94) million, respectively. For the six months ended June 30, 2008 and 2007, we reported an income tax (expense) benefit of $1.5 billion and $303 million, respectively. See “NOTE 12: INCOME TAXES” to our consolidated financial statements for additional information.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. The activities of our business segments are described in “EXECUTIVE SUMMARY — Segments.” Certain activities that are not part of a segment are included in the All Other category; this category consists of certain unallocated corporate items, such as remediation and restructuring costs, costs related to the resolution of certain legal matters and certain income tax items. We manage and evaluate performance of the segments and All Other using a Segment Earnings approach. Segment Earnings is calculated for the segments by adjusting net income (loss) for certain investment-related activities and credit guarantee-related activities. Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) before cumulative effect of change in accounting principle or net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, our regulatory capital requirements are based on our GAAP results. Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair-value items which, depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and which, in recent periods, have caused us to record GAAP net losses. GAAP net losses will adversely impact our regulatory capital, regardless of results reflected in Segment Earnings. Also, our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that the presentation of Segment Earnings highlights the results from ongoing operations and the underlying results of the segments in a manner that is useful to the way we manage and evaluate the performance of our business. See “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements for more information regarding our segments and the adjustments used to calculate Segment Earnings.

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings presents our results on an accrual basis as the cash flows from our segments are earned over time. The objective of Segment Earnings is to present our results in a manner more consistent with our business models. The business model for

26	Freddie Mac

our investment activity is one where we generally buy and hold our investments in mortgage-related assets for the long term, fund our investments with debt and use derivatives to minimize interest rate risk and generate net interest income in line with our return on equity objectives. We believe it is meaningful to measure the performance of our investment business using long-term returns, not short-term value. The business model for our credit guarantee activity is one where we are a long-term guarantor in the conforming mortgage markets, manage credit risk and generate guarantee and credit fees, net of incurred credit losses. As a result of these business models, we believe that this accrual-based metric is a meaningful way to present our results as actual cash flows are realized, net of credit losses and impairments. We believe Segment Earnings provides us with a view of our financial results that is more consistent with our business objectives, which helps us better evaluate the performance of our business, both from period-to-period and over the longer term.

Investments Segment

Through our Investments segment, we seek to generate attractive returns on our mortgage-related investment portfolio while maintaining a disciplined approach to interest-rate risk and capital management. We seek to accomplish this objective through opportunistic purchases, sales and restructurings of mortgage assets. Although we are primarily a buy-and-hold investor in mortgage assets, we may sell assets that are no longer expected to produce desired returns to reduce risk, respond to capital constraints, provide liquidity or structure certain transactions that improve our returns. We estimate our expected investment returns using an OAS approach.

Table 11 presents the Segment Earnings of our Investments segment.

Table 11 — Segment Earnings and Key Metrics — Investments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in millions)

Segment Earnings:
Net interest income	$1,481	$990	$1,780	$1,892
Non-interest income (loss)	(125)	30	(110)	54
Non-interest expense:
Administrative expenses	(130)	(133)	(261)	(261)
Other non-interest expense	(7)	(8)	(16)	(15)

Total non-interest expense	(137)	(141)	(277)	(276)

Segment Earnings before income tax expense	1,219	879	1,393	1,670
Income tax expense	(426)	(308)	(487)	(585)

Segment Earnings, net of taxes	793	571	906	1,085
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	530	(464)	(653)	(1,545)
Credit guarantee-related adjustments	—	—	—	1
Investment sales, debt retirements and fair value-related adjustments	(3,096)	(379)	(1,571)	(310)
Fully taxable-equivalent adjustment	(105)	(97)	(215)	(190)
Tax-related adjustments	1,004	394	992	842

Total reconciling items, net of taxes	(1,667)	(546)	(1,447)	(1,202)

GAAP net income (loss)	$(874)	$25	$(541)	$(117)

Key metrics — Investments:
Growth:
Purchases of securities — Mortgage-related investment portfolio:(1)(2)
Guaranteed PCs and Structured Securities	$91,054	$29,238	$112,598	$56,313
Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities	24,688	3,520	34,071	4,832
Non-agency mortgage-related securities	1,024	24,825	1,884	52,553

Total purchases of securities — Mortgage-related investment portfolio	$116,766	$57,583	$148,553	$113,698

Growth rate of mortgage-related investment portfolio (annualized)	46.9%	(2.0)%	19.5%	1.8%
Return:
Net interest yield — Segment Earnings basis	0.80%	0.57%	0.50%	0.53%

(1)	Based on unpaid principal balance and excludes mortgage-related securities traded, but not yet settled.
(2)	Exclude Single-family mortgage loans.

Segment Earnings for our Investments segment increased $222 million in the second quarter of 2008 compared to the second quarter of 2007. For the Investments segment, Segment Earnings net interest income increased $491 million and our Segment Earnings net interest yield increased 23 basis points for the second quarter of 2008 compared to the second quarter of 2007. The increases in Segment Earnings net interest income and net interest yield were primarily driven by fixed-rate assets purchased at significantly wider spreads relative to our funding costs, as well as the amortization of gains on certain futures positions that matured in March 2008. Partially offsetting the increase in Segment Earnings for our Investments segment was the recognition of security impairments during the second quarter of 2008 of $142 million associated with anticipated future principal losses on our non-agency mortgage-related securities compared to security impairments of $1 million in the second quarter of 2007. Security impairments that reflect expected or realized credit principal losses are

27	Freddie Mac

realized immediately pursuant to GAAP and in Segment Earnings. In contrast, non-credit related security impairments are not included in Segment Earnings. These non-credit related security impairments are deferred and amortized prospectively into Segment Earnings on a straight-line basis over five years for securities in the retained portfolio and over three years for securities in the cash and investments portfolio.

Segment Earnings for our Investments segment decreased $179 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Additionally, Segment Earnings net interest income decreased $112 million and our Segment Earnings net interest yield decreased 3 basis points for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. These decreases were primarily due to spread compression between our floating rate assets and liabilities during the first quarter of 2008. As rates declined in the first quarter of 2008, our floating rate assets reset faster than our floating rate debt. Declining rates also contributed to an increase in net interest expense on our pay-fixed swaps that was only partially offset by floating rate debt that reset. The decreases in Segment Earnings net interest income and net interest yield were mostly offset by purchases of fixed rate assets at significantly wider spreads relative to our funding costs as well as the amortization of gains on certain futures positions that matured in March 2008. Also contributing to the decrease in Segment Earnings for our Investment segment was the recognition of security impairments during the six months ended June 30, 2008, of $144 million associated with anticipated future principal losses on our non-agency mortgage-related securities compared to $1 million of security impairments recognized during the six months ended June 30, 2007.

In the three and the six months ended June 30, 2008, the annualized growth rates of our mortgage-related investment portfolio were 46.9% and 19.5%, respectively, compared to (2.0)% and 1.8% for the three and six months ended June 30, 2007. The unpaid principal balance of our mortgage-related investment portfolio increased from $663.2 billion at December 31, 2007 to $728.0 billion at June 30, 2008. The overall increase in the unpaid principal balance of our mortgage-related investment portfolio was primarily due to more favorable investment opportunities for agency securities, due to liquidity concerns in the market, during the latter half of the first quarter and continuing into the second quarter. In response, our net purchase commitment activity increased considerably as we deployed capital at favorable OAS levels. In addition, as of March 1, 2008, the voluntary growth limit on our retained portfolio is no longer in effect and during March, OFHEO reduced our mandatory target capital surplus from 30% to 20%, allowing us to take advantage of these favorable investment opportunities.

We held $74.1 billion of non-Freddie Mac agency mortgage-related securities and $212.7 billion of non-agency mortgage-related securities as of June 30, 2008 compared to $47.8 billion of non-Freddie Mac agency mortgage-related securities and $233.8 billion of non-agency mortgage-related securities as of December 31, 2007.

At June 30, 2008 and December 31, 2007, we held investments of $85.6 billion and $101.3 billion, respectively, of non-agency mortgage-related securities backed by subprime loans. In addition to the contractual interest payments, we receive substantial monthly remittances of principal repayments on these securities, which totaled more than $7 billion and $15 billion during the three and six months ended June 30, 2008, respectively, representing a return on our investment in these securities. These securities include significant credit enhancement, particularly through subordination, and 91% and 100% of these securities were investment grade at June 30, 2008 and December 31, 2007, respectively. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $9.5 billion and $5.6 billion at June 30, 2008 and December 31, 2007, respectively. We believe that the declines in fair values for these securities are mainly attributable to decreased liquidity and larger risk premiums in the mortgage market.

We also invested in non-agency mortgage-related securities backed by Alt-A and other loans in our mortgage-related investment portfolio. We have classified these securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. We have classified $47.6 billion and $51.3 billion of our single-family non-agency mortgage-related securities as Alt-A and other loans at June 30, 2008 and December 31, 2007, respectively. In addition to the contractual interest payments, we receive substantial monthly remittances of principal repayments on these securities, which totaled more than $2 billion and $4 billion during the three and six months ended June 30, 2008, respectively, representing a return on our investment in these securities. We have focused our purchases on credit-enhanced, senior tranches of these securities, which provide additional protection due to subordination. 98% and 100% of these securities were investment grade at June 30, 2008 and December 31, 2007, respectively. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $7.3 billion and $1.7 billion at June 30, 2008 and December 31, 2007, respectively. The declines in fair values for these securities are mainly attributable to decreased liquidity and larger risk premiums in the mortgage market. See “CONSOLIDATED BALANCE SHEETS ANALYSIS— Retained Portfolio” for additional information regarding our mortgage-related securities.

Single-Family Guarantee Segment

Through our Single-family Guarantee segment, we seek to issue guarantees that we believe offer attractive long-term returns relative to anticipated credit costs while fulfilling our mission to provide liquidity, stability and affordability in the

28	Freddie Mac

residential mortgage market. In addition, we seek to improve our share of the total residential mortgage securitization market by enhancing customer service and increasing the volume of business with our customers.

Table 12 presents the Segment Earnings of our Single-family Guarantee segment.

Table 12 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Segment Earnings:
Net interest income(1)	$58	$179	$135	$347
Non-interest income:
Management and guarantee income	840	704	1,735	1,381
Other non-interest income(1)	103	28	207	50

Total non-interest income	943	732	1,942	1,431
Non-interest expense:
Administrative expenses	(212)	(209)	(416)	(408)
Provision for credit losses	(2,630)	(469)	(3,979)	(758)
REO operations expense	(265)	(16)	(473)	(30)
Other non-interest expense	(29)	(19)	(48)	(40)

Total non-interest expense	(3,136)	(713)	(4,916)	(1,236)

Segment Earnings (loss) before income tax expense	(2,135)	198	(2,839)	542
Income tax (expense) benefit	747	(69)	993	(189)

Segment Earnings (loss), net of taxes	(1,388)	129	(1,846)	353
Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments	1,822	833	1,648	330
Tax-related adjustments	(638)	(293)	(577)	(117)

Total reconciling items, net of taxes	1,184	540	1,071	213

GAAP net income (loss)	$(204)	$669	$(775)	$566

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(2)	$1,764	$1,551	$1,746	$1,522
Issuance — Single-family credit guarantees(2)	$132	$118	$245	$232
Fixed-rate products — Percentage of issuances(3)	90.0%	78.6%	91.3%	76.8%
Liquidation rate — Single-family credit guarantees (annualized rate)(4)	20.8%	16.2%	18.9%	15.8%
Credit:
Delinquency rate(5)	0.93%	0.42%
Delinquency transition rate(6)	22.8%	13.8%
REO inventory increase, net (number of units)	3,610	610	7,635	1,475
Single-family credit losses, in basis points (annualized)	18.1	2.0	15.1	1.8
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$11,227	$10,862	$11,227	$10,862
30-year fixed mortgage rate(8)	6.1%	6.4%	6.0%	6.3%

(1)	In connection with the use of securitization trusts for the underlying assets of our PCs and Structured Securities in December 2007, we began recording trust management income in non-interest income. Trust management income represents the fees we earn as administrator, issuer and trustee. Previously, the benefit derived from interest earned on principal and interest cash flows between the time they were remitted to us by servicers and the date of distribution to our PCs and Structured Securities holders was recorded to net interest income.
(2)	Based on unpaid principal balance.
(3)	Excludes fixed-rate Structured Securities backed by non-Freddie Mac issued mortgage-related securities.
(4)	Includes termination of long-term standby commitments.
(5)	Represents the percentage of single-family loans in our credit guarantee portfolio, based on loan count, which are 90 days or more past due at period end and excluding loans underlying Structured Transactions. See “CREDIT RISKS — Mortgage Credit Risk” for a description of our Structured Transactions.
(6)	Calculated based on all loans that have been reported as 90 days or more delinquent or in foreclosure in the preceding year, which have subsequently transitioned to REO. The rate does not reflect other loss events, such as short-sales and deed-in-lieu transactions.
(7)	U.S. single-family mortgage debt outstanding as of March 31, 2008 for 2008 and June 30, 2007 for 2007. Source: Federal Reserve Flow of Funds Accounts of the United States of America dated June 5, 2008.
(8)	Based on Freddie Mac’s Primary Mortgage Market Survey, or PMMS. Represents the national average mortgage commitment rate to a qualified borrower exclusive of the fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Segment Earnings (loss) for our Single-family Guarantee segment declined to a loss of $(1.4) billion for the three months ended June 30, 2008 compared to Segment Earnings of $129 million for the three months ended June 30, 2007. Segment Earnings (loss) for our Single-family Guarantee segment declined to a loss of $(1.8) billion for the six months ended June 30, 2008 compared to Segment Earnings of $353 million for the six months ended June 30, 2007. These declines reflect an increase in credit-related expenses due to higher delinquency rates, higher volumes of non-performing loans and foreclosures, higher severity of losses on a per-property basis and a decline in home prices and other regional economic conditions. The decline in Segment Earnings for this segment for the three and six months ended June 30, 2008 was partially offset by an increase in Segment Earnings management and guarantee income as compared to the three and six months ended June 30, 2007. The increase in Segment Earnings management and guarantee income for this segment for the three and six months ended June 30, 2008 is primarily due to higher average balances of the single-family credit guarantee portfolio and higher delivery and credit fee amortization. Amortization of upfront fees increased as a result of cumulative

29	Freddie Mac

catch-up adjustments recognized for the three and six months ended June 30, 2008. These cumulative catch-up adjustments result in a pattern of revenue recognition that is consistent with our economic release from risk and the timing of the recognition of losses on pools of mortgage loans we guarantee.

Table 13 below provides summary information about Segment Earnings management and guarantee income for the Single-family Guarantee segment. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of credit fees.

Table 13 — Segment Earnings Management and Guarantee Income — Single-Family Guarantee

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$708	15.8	$610	15.5	$1,415	16.0	$1,196	15.5
Amortization of upfront fees included in other liabilities	132	2.9	94	2.4	320	3.6	185	2.4

Total Segment Earnings management and guarantee income	840	18.7	704	17.9	1,735	19.6	1,381	17.9

Adjustments to reconcile to consolidated GAAP:
Reclassification between net interest income and management and guarantee fee(1)	54		6		94		7
Credit guarantee-related adjustments(2)	(156)		(135)		(317)		(200)
Multifamily management and guarantee income(3)	19		16		34		31

Management and guarantee income, GAAP	$757		$591		$1,546		$1,219

(1)	Management and guarantee fees earned on mortgage loans held in our retained portfolio are reclassified from net interest income within the Investments segment to management and guarantee fees within the Single-family Guarantee segment. Buy-up and buy-down fees are transferred from the Single-family Guarantee segment to the Investments segment.
(2)	Primarily represent credit fee amortization adjustments.
(3)	Represents management and guarantee income recognized related to our Multifamily segment that is not included in our Single-family Guarantee segment.

For the three months ended June 30, 2008 and 2007, the annualized growth rates of our single-family credit guarantee portfolio were 8.8% and 14.6%, respectively. For the six months ended June 30, 2008 and 2007, the annualized growth rates of our single-family credit guarantee portfolio were 9.5% and 15.8%, respectively. Our mortgage purchase volumes are impacted by several factors, including origination volumes, mortgage product and underwriting trends, competition, customer-specific behavior and contract terms. Single-family mortgage purchase volumes from individual customers can fluctuate significantly. Despite these fluctuations, we expect our share of the overall single-family mortgage securitization market to remain high in the remainder of 2008 as compared to recent years, as mortgage originators have generally tightened their credit standards, causing conforming mortgages to be the predominant product in the market for the three and six months ended June 30, 2008. We have seen improvements in the credit quality of mortgages delivered to us in 2008.

We have recently implemented several increases in delivery fees, which are paid at the time of securitization. These increases include an additional 25 basis point fee assessed on all loans purchased or guaranteed through flow-business channels, as well as higher or new upfront fees for certain mortgages deemed to be higher-risk based on product type, property type, loan purpose, LTV ratio and/or borrower credit scores. Upfront fees are recognized in Segment Earnings contractual management and guarantee fee income. For GAAP presentation fees paid after January 1, 2003 are amortized as part of income on guarantee obligation. We expect these increases in delivery fees, once fully implemented with contract renewals, coupled with increases in market share, to have a positive impact on our operations. Given the volatility in the credit market during the three and six months ended June 30, 2008, we will continue to closely monitor the pricing of our management and guarantee fees as well as our delivery fee rates and make adjustments when appropriate.

We have also made changes to our underwriting guidelines for loans delivered to us for purchase or securitization in order to reduce our credit risk exposure for new business. These changes include reducing purchases of mortgages with LTV ratios over 95%, and limiting combinations of higher-risk characteristics in loans we purchase, including those with reduced documentation. As with fee increases, in some cases binding commitments under existing customer contracts may delay the effective dates of underwriting adjustments for a period of months.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $2.6 billion for the three months ended June 30, 2008, compared to $0.5 billion for the three months ended June 30, 2007. Our Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $4.0 billion for the six months ended June 30, 2008, compared to $0.8 billion for the six months ended June 30, 2007, due to continued credit deterioration in our single-family credit guarantee portfolio, primarily related to 2006 and 2007 loan purchases. Mortgages in our single-family credit guarantee portfolio purchased by us in 2006 and 2007 have higher delinquency rates, higher transition rates to foreclosure, as well as higher loss severities on a per-property basis than our historical experiences. Our provision for credit losses is based on our estimate of incurred losses inherent in both our retained mortgage loan portfolio and our credit

30	Freddie Mac

guarantee portfolio using recent historical performance, such as trends in delinquency rates, recent charge-off experience, recoveries from credit enhancements and other loss mitigation activities.

The delinquency rate on our single-family credit guarantee portfolio, representing those loans which are 90 days or more past due and excluding loans underlying Structured Transactions, increased to 93 basis points as of June 30, 2008 from 65 basis points as of December 31, 2007. Increases in delinquency rates occurred in all product types for the three months ended June 30, 2008, but were most significant for interest-only, Alt-A and ARM mortgages. Although we believe that our delinquency rates remain low relative to conforming loan delinquency rates of other industry participants, we expect our delinquency rates will continue to rise in 2008.

The impact of the weak housing market was first evident during 2007 in areas of the country where unemployment rates have been relatively high, such as the North Central region. However, we have also experienced significant increases in delinquency rates and REO activity in the West, Northeast and Southeast regions during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, particularly in the states of California, Florida, Nevada and Arizona. The West region represents approximately 26% of our REO acquisitions during the six months ended June 30, 2008, based on the number of units. The highest concentration in the West region is in the state of California. At June 30, 2008, our REO inventory in California represented approximately 25% of our total REO inventory. California has accounted for an increasing amount of our credit losses and it comprised approximately 30% of our total credit losses in the three months ended June 30, 2008.

During the six months ended June 30, 2008, our single-family credit guarantee portfolio also continued to experience increases in the rate at which loans transitioned from delinquency to foreclosure. The increase in these delinquency transition rates, compared to our historical experience, has been progressively worse for mortgage loans purchased by us during 2006 and 2007. This trend is, in part, due to the increase of non-traditional mortgage loans, such as interest-only and Alt-A mortgages, as well as an increase in estimated current LTV ratios for mortgage loans originated during those years. For the three months ended June 30, 2008, single-family charge-offs, gross, were $722 million compared to $114 million for the three months ended June 30, 2007. Single-family charge-offs, gross, increased $970 million to $1.2 billion for the six months ended June 30, 2008 as compared to $207 million for the six months ended June 30, 2007, primarily due to the increase in the volume of REO acquisitions as well as continued deterioration in the real estate market. In addition, there has also been an increase in the average charge-offs, on a per property basis, during the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

Multifamily Segment

Through our Multifamily segment, we seek to generate attractive returns on our investments in multifamily mortgage loans while fulfilling our mission to provide stability and liquidity for the financing of affordable rental housing nationwide. We also seek to issue guarantees that we believe offer attractive long-term returns relative to anticipated credit costs. Prior to 2008, we have not typically securitized multifamily mortgages, because our multifamily loans are typically large, customized, non-homogenous loans, that are not as conducive to securitization as single-family loans and the market for multifamily securitizations is relatively illiquid. Accordingly, we typically hold multifamily loans for investment purposes. Beginning in 2008, we have increased our guarantee securitization of multifamily mortgages and we expect to further increase our multifamily mortgage guarantee activity in the remainder of 2008, as market conditions permit.

31	Freddie Mac

Table 14 presents the Segment Earnings of our Multifamily segment.

Table 14 — Segment Earnings and Key Metrics — Multifamily

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(dollars in millions)

Segment Earnings:
Net interest income	$98	$94	$173	$217
Non-interest income:
Management and guarantee income	17	16	34	30
Other non-interest income	7	5	15	9

Total non-interest income	24	21	49	39
Non-interest expense:
Administrative expenses	(49)	(49)	(98)	(94)
Provision for credit losses	(7)	(1)	(16)	(4)
REO operations expense	—	—	—	—
LIHTC partnerships	(108)	(135)	(225)	(243)
Other non-interest expense	(5)	(8)	(9)	(12)

Total non-interest expense	(169)	(193)	(348)	(353)

Segment Earnings (loss) before income tax benefit	(47)	(78)	(126)	(97)
LIHTC partnerships tax benefit	149	135	298	273
Income tax benefit	16	27	44	33

Segment Earnings, net of taxes	118	84	216	209
Reconciliation to GAAP net income:
Derivative-related adjustments	(3)	(7)	(14)	(8)
Credit guarantee-related adjustments	(4)	(2)	(4)	(2)
Tax-related adjustments	2	3	6	4

Total reconciling items, net of taxes	(5)	(6)	(12)	(6)

GAAP net income	$113	$78	$204	$203

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio(1)	$62,706	$47,016	$60,759	$46,418
Average balance of Multifamily guarantee portfolio(1)	13,209	7,762	12,274	7,908
Purchases — Multifamily loan portfolio(1)	4,189	2,409	8,252	5,528
Purchases — Multifamily guarantee portfolio(1)	1,105	106	3,487	126
Liquidation rate — Multifamily loan portfolio (annualized rate)	7.9%	12.4%	6.9%	13.8%
Credit:
Delinquency rate(2)	0.04%	0.05%	0.04%	0.05%
Allowance for loan losses	$78	$31	$78	$31

(1)	Based on unpaid principal balance.
(2)	Based on net carrying value of mortgages 90 days or more delinquent or in foreclosure.

Segment Earnings for our Multifamily segment increased $34 million, or 40%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to a decrease in non-interest expense. LIHTC losses decreased $27 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Provision for credit losses for our Multifamily segment increased $6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, primarily due to a slight increase in the amount of impaired loans in the second quarter of 2008. Loan purchases into the Multifamily loan portfolio were $4.2 billion for the three months ended June 30, 2008, a 74% increase compared to the three months ended June 30, 2007, as we continue to provide stability and liquidity for the financing of rental housing nationwide.

Segment Earnings for our Multifamily segment increased $7 million, or 3%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to higher LIHTC partnership tax benefit and income tax benefit, higher non-interest income and lower non-interest expense, partially offset by a decrease in net interest income. LIHTC partnership tax benefit increased $25 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as we began to see the benefit from new fund investments entered into during 2007. There have been no new LIHTC investments in 2008. Provision for credit losses for our Multifamily segment increased $12 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The net interest income of this segment declined $44 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007 due to significantly lower yield maintenance fee income on declines in loan refinancing activity. Loan purchases into the Multifamily loan portfolio were $8.3 billion for the six months ended June 30, 2008, a 49% increase when compared to the six months ended June 30, 2007.

32	Freddie Mac

CONSOLIDATED BALANCE SHEETS ANALYSIS

The following discussion of our consolidated balance sheets should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for more information concerning our more significant accounting policies and estimates applied in determining our reported financial position.

Retained Portfolio

We are primarily a buy-and-hold investor in mortgage assets. We invest principally in mortgage loans and mortgage-related securities, which consist of securities issued by us, Fannie Mae and the Government National Mortgage Association, or Ginnie Mae, and other financial institutions. We refer to these investments that are recorded on our consolidated balance sheet as our retained portfolio.

Table 15 provides detail regarding the mortgage loans and mortgage-related securities in our retained portfolio.

Table 15 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio

	June 30, 2008			December 31, 2007
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(in millions)

Mortgage loans:
Single-family(1)
Conventional:(2)
Amortizing	$23,621	$1,128	$24,749	$20,461	$1,266	$21,727
Interest-only	379	814	1,193	246	1,434	1,680

Total conventional	24,000	1,942	25,942	20,707	2,700	23,407
RHS/FHA/VA	1,253	—	1,253	1,182	—	1,182

Total single-family	25,253	1,942	27,195	21,889	2,700	24,589
Multifamily(3)	59,743	4,085	63,828	53,114	4,455	57,569

Total mortgage loans	84,996	6,027	91,023	75,003	7,155	82,158

PCs and Structured Securities:(1)(4)
Single-family	314,483	96,779	411,262	269,896	84,415	354,311
Multifamily	267	2,378	2,645	2,522	137	2,659

Total PCs and Structured Securities	314,750	99,157	413,907	272,418	84,552	356,970

Non-Freddie Mac mortgage-related securities:(1)
Agency mortgage-related securities:(5)
Fannie Mae:
Single-family	37,273	35,434	72,707	23,140	23,043	46,183
Multifamily	661	134	795	759	163	922
Ginnie Mae:
Single-family	429	163	592	468	181	649
Multifamily	49	—	49	82	—	82

Total agency mortgage-related securities	38,412	35,731	74,143	24,449	23,387	47,836

Non-agency mortgage-related securities:
Single-family:
Subprime(6)	464	85,160	85,624	498	100,827	101,325
Alt-A and other(7)	3,466	44,105	47,571	3,762	47,551	51,313
Commercial mortgage-backed securities	25,452	39,386	64,838	25,709	39,095	64,804
Obligations of states and political subdivisions(8)	13,251	48	13,299	14,870	65	14,935
Manufactured housing(9)	1,192	201	1,393	1,250	222	1,472

Total non-agency mortgage-related securities(10)	43,825	168,900	212,725	46,089	187,760	233,849

Total unpaid principal balance of retained portfolio	$481,983	$309,815	791,798	$417,959	$302,854	720,813

Premiums, discounts, deferred fees, impairments of unpaid principal balances and other basis adjustments			383			(655)
Net unrealized losses on mortgage-related securities, pre-tax			(30,853)			(10,116)
Allowance for loan losses on mortgage loans held-for-investment			(468)			(256)

Total retained portfolio per consolidated balance sheets			$760,860			$709,786

(1)	Variable-rate single-family mortgage loans and mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	Includes $1.6 billion and $2.2 billion as of June 30, 2008 and December 31, 2007, respectively, of mortgage loans categorized as Alt-A due solely to reduced documentation standards at the time of loan origination. Although we do not categorize our single-family loans into prime or subprime, we recognize that certain of the mortgage loans in our retained portfolio exhibit higher risk characteristics. Total single-family loans include $1.3 billion at both June 30, 2008 and December 31, 2007, of loans with higher-risk characteristics, which we define as loans with original LTV ratios greater than 90% and borrower credit scores less than 620 at the time of loan origination. See “CREDIT RISKS — Mortgage Credit Risk — Table 37 — Characteristics of Single-Family Mortgage Portfolio” for more information on LTV ratios and credit scores.
(3)	Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.
(4)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral.
(5)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.

33	Freddie Mac

(6)	Single-family non-agency mortgage-related securities backed by subprime residential loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 16 — Investments in Available-for-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans and Alt-A and Other Loans in our Retained Portfolio,” “Table 22 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at June 30, 2008” and “Table 23 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at June 30, 2008 and July 28, 2008.”
(7)	Single-family non-agency mortgage-related securities backed by Alt-A and other mortgage loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 16 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans and Alt-A and Other Loans in our Retained Portfolio,” “Table 24 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans at June 30, 2008” and “Table 25 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans at June 30, 2008 and July 28, 2008.”
(8)	Consist of mortgage revenue bonds. Approximately 61% and 67% of these securities held at June 30, 2008 and December 31, 2007, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(9)	At June 30, 2008 and December 31, 2007, 33% and 34%, respectively, of mortgage-related securities backed by manufactured housing bonds were rated BBB− or above, based on the lowest rating available. For the same dates, 93% of manufactured housing bonds had credit enhancements, including primary monoline insurance that covered 23% of the manufactured housing bonds. At June 30, 2008 and December 31, 2007, we had secondary insurance on 73% and 72% of these bonds that were not covered by the primary monoline insurance, respectively. Approximately 3% and 28% of these mortgage-related securities were backed by manufactured housing bonds AAA-rated at June 30, 2008 and December 31, 2007, respectively, based on the lowest rating available.
(10)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 75% and 96% of total non-agency mortgage-related securities held at June 30, 2008 and December 31, 2007, respectively, were AAA-rated as of those dates, based on the lowest rating available.

The unpaid principal balance of our retained portfolio increased by $71.0 billion to $791.8 billion at June 30, 2008 compared to December 31, 2007. The unpaid principal balance of the mortgage-related securities held in our retained portfolio increased by $62.1 billion during the six months ended June 30, 2008, while the balance of mortgage loans increased by $8.9 billion over the same period. The overall increase in the unpaid principal balance of our retained portfolio was primarily due to more favorable investment opportunities for agency securities given a broad market decline driven by a lack of liquidity in the market during the latter half of the first quarter and continuing into the second quarter. In response, our net purchase activity increased considerably as we deployed capital at favorable OAS levels. As of March 1, 2008 the voluntary growth limit on our retained portfolio is no longer in effect. Additionally, our mandatory target capital surplus was reduced by OFHEO to 20% from 30% above our statutory minimum capital requirement on March 19, 2008.

Included in our retained portfolio are mortgage loans with higher risk characteristics and mortgage-related securities backed by subprime loans and Alt-A and other loans. Included in our Alt-A loans are monthly treasury average, or MTA, loans that are indexed to the moving average one-year Constant Maturity Treasury.

Single-Family Mortgage Loans Held in Our Retained Portfolio

We generally do not classify our investments in single-family mortgage loans within our retained portfolio as either prime or subprime; however, we recognize that there are mortgage loans in our retained portfolio with higher risk characteristics. We estimate that there are $1.3 billion at both June 30, 2008 and December 31, 2007, of loans with higher-risk characteristics, which we define as loans with original LTV ratios greater than 90% and FICO scores less than 620 at the time of loan origination.

Non-Agency Mortgage-Related Securities Backed by Subprime Loans

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards such as limited or no documentation of a borrower’s income.

At June 30, 2008 and December 31, 2007, we held investments of $85.6 billion and $101.3 billion, respectively, of non-agency mortgage-related securities backed by subprime loans in our retained portfolio. In addition to the contractual interest payments, we receive substantial monthly remittances of principal repayments on these securities, which totaled more than $7 billion and $15 billion during the three and six months ended June 30, 2008, respectively, representing a return on our investment in these securities. These securities include significant credit enhancement, particularly through subordination, and 91% and 100% of these securities were investment grade at June 30, 2008 and December 31, 2007, respectively. Of the securities rated below investment grade by at least one rating agency, 87% are rated as investment grade by at least one other rating agency. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $9.5 billion and $5.6 billion at June 30, 2008 and December 31, 2007, respectively. We believe that the declines in fair values for these securities are mainly attributable to decreased liquidity and larger risk premiums in the mortgage market.

Non-Agency Mortgage-Related Securities Backed by Alt-A and Other Loans

Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A. Although there is no universally accepted definition of Alt-A, industry participants have used this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. We have classified these securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes

34	Freddie Mac

a significant amount of Alt-A loans. We have classified $47.6 billion and $51.3 billion of our single-family non-agency mortgage-related securities as Alt-A and other loans at June 30, 2008 and December 31, 2007, respectively. Of these securities $20.5 billion and $21.3 billion are backed by Alt-A MTA loans at June 30, 2008 and December 31, 2007, respectively. In addition to the contractual interest payments, we receive substantial monthly remittances of principal repayments on these Alt-A and other securities, which totaled more than $2 billion and $4 billion during the three and six months ended June 30, 2008, respectively, representing a return on our investment in these securities. We have focused our purchases on credit-enhanced, senior tranches of these securities, which provide additional protection due to subordination. Of these securities, 98% and 100% were investment grade at June 30, 2008 and December 31, 2007, respectively. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $7.3 billion and $1.7 billion at June 30, 2008 and December 31, 2007, respectively. We believe the declines in fair values for these securities are mainly attributable to decreased liquidity and larger risk premiums in the mortgage market.

Table 16 provides an analysis of investments in available-for-sale non-agency mortgage-related securities backed by subprime loans and Alt-A and other loans in our retained portfolio at June 30, 2008.

Table 16 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans and Alt-A and Other Loans in our Retained Portfolio

	As of June 30, 2008
	Unpaid		Gross					Current
	Principal	Amortized	Unrealized	Collateral	Original	June 30, 2008	Current	Investment
Non-agency mortgage-related securities backed by:	Balance	Cost	Losses	Delinquency(1)	% AAA(2)	% AAA	% AAA(3)	Grade(4)
	(dollars in millions)

Subprime loans:
First lien	$84,720	$84,332	$(14,290)	31%	100%	55%	55%	91%
Second lien	892	729	(307)	9%	100%	—	—	58%

Total non-agency mortgage-related securities, backed by subprime loans	$85,612	$85,061	$(14,597)	31%	100%	55%	55%	91%

Alt-A and other loans:
Alt-A	$43,093	$42,869	$(9,879)	15%	100%	98%	94%	97%
Other(5)	4,478	4,479	(1,382)		100%	19%	19%	89%

Total non-agency mortgage-related securities, backed by Alt-A and other loans	$47,571	$47,348	$(11,261)		100%	91%	87%	97%

(1)	Determined based on loans that are 60 days or more past due that underlie the securities and based on servicing data reported for June 30, 2008.
(2)	Reflects the composition of the portfolio that was AAA-rated as of the date of our acquisition of the security, based on the lowest rating available.
(3)	Reflects the AAA-rated composition of the securities as of July 28, 2008, based on the lowest rating available.
(4)	Reflects the composition of these securities with credit ratings BBB- or above as of July 28, 2008, based on unpaid principal balance and the lowest rating available.
(5)	Includes securities backed by FHA/VA mortgage, home-equity lines of credit and other residential loans.

35	Freddie Mac

Table 17 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities and estimated fair values for trading securities by major security type held in our retained portfolio.

Table 17 — Available-for-Sale Securities and Trading Securities in our Retained Portfolio

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
June 30, 2008	(in millions)

Retained portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$287,354	$1,855	$(3,731)	$285,478
Subprime	85,061	—	(14,597)	70,464
Commercial mortgage-backed securities	64,874	28	(3,565)	61,337
Alt-A and other	47,348	8	(11,261)	36,095
Fannie Mae	44,647	375	(348)	44,674
Obligations of states and political subdivisions	13,320	43	(776)	12,587
Manufactured housing	1,070	100	(48)	1,122
Ginnie Mae	422	19	(1)	440

Total available-for-sale mortgage-related securities	$544,096	$2,428	$(34,327)	$512,197

Trading mortgage-related securities:
Freddie Mac				$129,844
Fannie Mae				29,490
Ginnie Mae				201
Other				59

Total trading mortgage-related securities				$159,594

December 31, 2007

Retained portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$346,569	$2,981	$(2,583)	$346,967
Subprime	101,278	12	(8,584)	92,706
Commercial mortgage-backed securities	64,965	515	(681)	64,799
Alt-A and other	51,456	15	(2,543)	48,928
Fannie Mae	45,688	513	(344)	45,857
Obligations of states and political subdivisions	14,783	146	(351)	14,578
Manufactured housing	1,149	131	(12)	1,268
Ginnie Mae	545	19	(2)	562

Total available-for-sale mortgage-related securities	$626,433	$4,332	$(15,100)	$615,665

Trading mortgage-related securities:
Freddie Mac				$12,216
Fannie Mae				1,697
Ginnie Mae				175
Other				1

Total trading mortgage-related securities				$14,089

June 30, 2007

Retained portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$342,309	$852	$(7,852)	$335,309
Subprime	118,670	66	(57)	118,679
Commercial mortgage-backed securities	56,664	53	(1,903)	54,814
Alt-A and other	55,828	49	(413)	55,464
Fannie Mae	42,894	213	(835)	42,272
Obligations of states and political subdivisions	14,063	145	(234)	13,974
Manufactured housing	1,102	130	(2)	1,230
Ginnie Mae	617	14	(9)	622

Total available-for-sale mortgage-related securities	$632,147	$1,522	$(11,305)	$622,364

Trading mortgage-related securities:
Freddie Mac				$10,401
Fannie Mae				1,476
Ginnie Mae				198

Total trading mortgage-related securities				$12,075

At June 30, 2008, our gross unrealized losses on available-for-sale mortgage-related securities were $34.3 billion. The main components of these losses are gross unrealized losses of $29.4 billion related to non-agency mortgage-related securities backed by subprime, Alt-A and other loans and commercial mortgage-backed securities. We believe that these unrealized losses on non-agency mortgage-related securities at June 30, 2008, were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. All securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. The evaluation of these securities considers all available information, including cash flow analyses based on default and prepayment assumptions.

36	Freddie Mac

Other-Than-Temporary Impairments

Of our $212.7 billion in non-agency mortgage-related securities in our available-for-sale portfolio at June 30, 2008, we have identified securities backed by subprime and Alt-A and other loans with $2.3 billion of unpaid principal balance that are probable of incurring a contractual principal or interest loss due to significant recent deterioration in the performance of the underlying collateral of these securities and risk related to the performance of credit enhancements related to one monoline insurer where we have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that in such a case, there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. As such, we realized impairment losses on these securities of $826 million, which were determined to be other-than-temporary. The recent deterioration has not impacted our ability and intent to hold these securities. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the impairment loss required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. The portion of the impairment charges associated with these expected recoveries will be accreted back through net interest income in future periods.

While it is possible that under certain conditions, defaults and severity of losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were probable at June 30, 2008. Based on our ability and intent to hold our remaining available-for-sale securities for a sufficient time to recover all unrealized losses and our consideration of all available information, we have concluded that the reduction in fair value of these securities was temporary at June 30, 2008. These assessments require significant judgment and are subject to change as the performance of the individual securities changes, mortgage conditions evolve and our assessments of future performance are updated. Furthermore, different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes and these differences tend to be magnified for nontraditional products such as Alt-A MTA loans.

The above impairment charges and unrealized losses do not have a significant impact on our liquidity and capital resources. See “LIQUIDITY AND CAPITAL RESOURCES” for a discussion of our sources of liquidity.

The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. Important factors include the length of time and extent to which the fair value of the security has been less than book value; the impact of changes in credit ratings (i.e., rating agency downgrades); our intent and ability to retain the security in order to allow for a recovery in fair value; and an analysis of cash flows based on default and prepayment assumptions of the underlying collateral. Implicit in the cash flow analysis is information relevant to expected cash flows (such as collateral performance and characteristics) that also underlies the other impairment factors mentioned above, and we qualitatively consider all available information when assessing whether an impairment is other-than-temporary. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Based on the results of this evaluation, if it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value, and a loss is recognized through earnings. We consider all available information in determining the recovery period and anticipated holding periods for our available-for-sale securities. Because we are a portfolio investor, we generally hold available-for-sale securities in our retained portfolio to maturity. An important underlying factor we consider in determining the period to recover unrealized losses on our available-for-sale securities is the estimated life of the security. Since our available-for-sale securities are prepayable, the average life is far shorter than the contractual maturity.

We have concluded that the unrealized losses included in Table 17 are temporary since we have the ability and intent to hold the securities to recovery. These conclusions are based on the following analysis, which is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, timing of losses, prepayment rates and other factors becomes available.

Freddie Mac and Fannie Mae Securities

These securities generally fit into one of two categories:

Unseasoned Securities — These securities are utilized for resecuritization transactions. We frequently resecuritize agency securities, typically unseasoned pass-through securities. In these resecuritization transactions, we typically retain an interest representing a majority of the cash flows, but consider the resecuritization to be a sale of all of the securities for purposes of assessing if an impairment is other-than-temporary. As these securities have generally been recently acquired, they generally have coupon rates and prices close to par, so any decline in the fair value of these agency securities is relatively small. This means that the decline could be recovered easily, and we expect that the recovery period would be in the near term. Notwithstanding this, we recognize other-than-temporary impairments on any of these securities that are likely to be sold. This population is identified based on our expectations of resecuritization volume and our eligible collateral. If any of the

37	Freddie Mac

securities identified as likely to be sold are in a loss position, other-than-temporary impairment is recorded because management cannot assert that it has the intent to hold such securities to recovery. Any additional losses realized upon sale result from further declines in fair value subsequent to the balance sheet date. For securities that are not likely to be sold, we expect to recover any unrealized losses by holding them to recovery.

Seasoned Securities — These securities are not usually utilized for resecuritization transactions. We hold the seasoned agency securities that are in an unrealized loss position at least to recovery. Typically, we hold all seasoned agency securities to maturity. As the principal and interest on these securities are guaranteed and we have the ability and intent to hold these securities, any unrealized loss will be recovered.

The unrealized losses on agency securities are primarily a result of movements in interest rates.

Non-Agency Mortgage-Related Securities

We believe the unrealized losses on our non-agency mortgage-related securities are primarily a result of decreased liquidity and larger risk premiums. With the exception of the other-than-temporarily impaired securities discussed previously, we have not identified any securities that were probable of incurring a contractual principal or interest loss at June 30, 2008. As such, and based on our ability and intent to hold these securities for a period of time sufficient to recover all unrealized losses, we have concluded that the impairment of these securities was temporary.

Our review of the securities backed by subprime and Alt-A and other loans includes cash flow analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from monoline insurers. In the case of monoline insurers, we also consider certain qualitative factors such as the availability of capital, generation of new business, pending regulatory action, ratings, security prices, credit default swap levels traded on the insurers and our own cash flow analysis. In order to determine whether securities are other-than-temporarily impaired, these analyses use assumptions about the losses likely to result from the underlying collateral that are currently more than 60 days delinquent and then evaluate what percentage of the remaining collateral (that are current or less than 60 days delinquent) would have to default to create a loss. The future default rate, severity and prepayment assumptions required to realize a loss are evaluated for probability of occurring. If these assumptions are probable, considering all other factors, the impairment is judged to be other than temporary.

We perform a stress test based on the key assumptions in the above analyses to determine whether we would receive our contractual payments on these securities in adverse credit environments. These tests simulate the distribution of cash flows from the underlying loans to the securities that we hold considering different default rate and severity assumptions. In evaluating each scenario, we use numerous assumptions (in addition to the default rate and severity assumptions), including, but not limited to the timing of losses, prepayment rates, the collectability of excess interest and interest rates that could materially impact the results. These tests are performed on a security-by-security basis for all of our securities backed by subprime and Alt-A and other loans. We have concluded that the assumptions required for us to not receive all of our contractual cash flows on any one security, with the exception of the impaired securities previously discussed, were not probable at June 30, 2008. These assessments require judgment and other parties could arrive at different conclusions as to the probability of losses occurring.

In evaluating our non-agency mortgage-related securities backed by subprime and Alt-A and other loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition and had decreased between the latest balance sheet date and the release of these financial statements. We expect this trend to continue for the remainder of 2008. Although the ratings have declined, the ratings themselves have not been determinative that a loss is probable. According to Standard & Poor’s, or S&P, a security may withstand up to 115% of S&P’s base case loss assumptions and still receive a BB, or below investment grade, rating. In performing this evaluation, the cash flow analyses indicate that it is not probable that we will not receive all of our contractual cash flows. While we consider credit ratings in our analysis, we believe that our detailed security-by-security cash flow analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from B to AAA. See Tables 22 through 25 for the ratings of our non-agency mortgage-related securities backed by subprime and Alt-A and other loans.

Furthermore, we consider significant declines in fair value between June 30, 2008 and July 28, 2008 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information rather than security-by-security prices. Based on our review, default levels and actual severity experienced were within the range of outcomes considered during our June 30, 2008 impairment analysis. Based on our cash flow analyses, and given that we have the ability and intent to hold these securities to recovery, we determined that any further declines in fair value did not result in the impairment being other-than-temporary.

While the result of these analyses further supports our conclusions that the levels of defaults and severities necessary to create principal and interest shortfalls are not currently probable on substantially all of our holdings, we have identified 23 uninsured securities with $1.3 billion of unpaid principal balance that we have judged probable of incurring a contractual

38	Freddie Mac

principal or interest loss due to significant recent deterioration in the performance of the underlying collateral of these securities. In addition, we have identified 7 securities with $950 million of unpaid principal balance with credit enhancements that included monoline insurance where we have determined that it is not probable that the monoline insurer will have the ability to pay all future claims should a principal or interest shortfall occur and that absent such coverage a principal loss is likely to occur. As such, we realized impairment losses on these securities of $826 million, which were determined to be other-than-temporary during the second quarter of 2008. Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. Our non-agency mortgage-related securities have not yet experienced significant cumulative losses and our credit enhancement levels continue to increase on most of our holdings. While it is possible that under certain conditions, defaults and loss severities on the remaining securities could reach or even exceed the levels used for our stress test scenarios and a principal or interest loss could occur on certain individual securities, we do not believe that those conditions are probable as of June 30, 2008.

Hypothetical stress test scenarios on our investments in non-agency mortgage-related securities backed by first lien subprime loans

For our non-agency mortgage-related securities backed by first lien subprime loans, we use several default rate and severity stress test scenarios including those disclosed in Table 18 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities Backed by First Lien Subprime Loans. The stress test analysis included in the table below has been enhanced to run different stress default rates on various subcomponents of the portfolio in response to the deteriorating credit environment and liquidity concerns in the market. We divided the portfolio into delinquency quartiles and ran the most stressful default rates on the quartiles with the highest levels of current delinquencies. The stress default and severity assumptions that would indicate a potential loss are more severe than what we believe are probable based on our judgment related to both current delinquency and severity experience and historical data.

While the more stressful scenarios are beyond what we currently believe are probable, this table gives insight into the potential economic losses in very stressful conditions. Our most severe default rate for our worst quartiles and severity assumptions for all quartiles are 70% and 65%, respectively, for these securities. As disclosed on Table 18, even in our most severe stress test scenarios, our potential losses are only 3% of our total non-agency mortgage-related securities, backed by first lien subprime loans. However, current mortgage market conditions are unprecedented and actual default and severity experience could differ from our expectations. Furthermore, different market participants could arrive at different conclusions regarding the likelihood of various default and severity outcomes. Current collateral delinquency rates presented in Table 18 averaged 31% for first lien subprime loans, with asset-backed securities indices, or ABX, average first lien severities approximating 48%. There are several differences in the characteristics of the securities in our portfolio as compared to the ABX. For example, the pass-through securities in our portfolio reflect the entirety of the underlying AAA cash flows while only a portion of the underlying AAA cash flows backs the securities in the ABX.

Table 18 provides the summary results of the default rate and severity stress test scenarios for our investments in available-for-sale non-agency mortgage-related securities backed by first lien subprime loans at June 30, 2008. In addition to the stress tests scenarios, Table 18 also displays underlying collateral performance and credit enhancement statistics, by vintage and quartile of credit enhancement level. Within each of these quartiles, there is a distribution of both credit enhancement levels and delinquency performance, and individual security performance will differ from the cohort as a whole. Furthermore, some individual securities with lower subordination could have higher delinquencies. The projected economic losses presented in each stress test scenario represent the cash losses we may experience given the related assumptions. However, these amounts do not represent the other-than-temporary impairment charge that would result under the given scenario. Any other-than-temporary impairment charges would vary depending on the fair value of the security at that point in time.

39	Freddie Mac

Table 18 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities Backed by First Lien Subprime Loans

		June 30, 2008
				Credit Enhancements Statistics
		Underlying Collateral Performance			Minimum	Stress Test Scenarios(4)
	Delinquency	Unpaid Principal		Average Credit	Current	Default	Severity		Default	Severity
Acquisition Date	Quartile	Balance	Collateral Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	55	65	Rate	55	65
		(dollars in millions)

2004 & Prior	1	$338	12%	52%	21%	45%	$—	$—	50%	$—	$—
2004 & Prior	2	333	18	52	22	50	—	—	55	—	—
2004 & Prior	3	307	21	65	24	50	—	—	60	—	—
2004 & Prior	4	322	31	63	17	55	—	—	65	—	1

2004 & Prior subtotal		$1,300	20	58	17		$—	$—		$—	$1

2005	1	$4,053	25	53	34	45	$—	$—	50	$—	$—
2005	2	3,918	33	58	37	50	—	—	55	—	—
2005	3	3,957	37	51	29	50	—	—	60	—	2
2005	4	3,802	44	54	21	55	—	1	65	2	6

2005 subtotal		$15,730	34	54	21		$—	$1		$2	$8

2006	1	$8,019	29	29	20	50	$—	$5	55	$—	$62
2006	2	8,335	34	31	19	50	—	—	60	2	80
2006	3	8,213	38	31	20	55	—	31	65	55	254
2006	4	8,599	45	33	20	65	—	9	70	33	353

2006 subtotal		$33,166	37	31	19		$—	$45		$90	$749

2007	1	$7,989	13	31	21	50	$—	$3	55	$—	$25
2007	2	8,149	23	28	20	50	—	11	60	46	264
2007	3	7,807	29	27	20	55	—	19	65	47	372
2007	4	7,431	36	27	20	65	—	112	70	196	750

2007 subtotal		$31,376	25	28	20		$—	$145		$289	$1,411

Total uninsured non-agency mortgage-related securities, backed by first lien subprime loans		$81,572	31	35	17		$—	$191		$381	$2,169

Non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$2,331
Non-investment grade — monoline — other-than-temporary impairments taken		817

Subtotal non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance(5)		$3,148

Total non-agency mortgage-related securities, backed by first lien subprime loans		$84,720

(1)	Determined based on loans that are 60 days or more past due that underlie the securities.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected economic losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Hypothetical stress test scenarios on our investments in non-agency mortgage-related securities backed by Alt-A loans

For our non-agency mortgage-related securities backed by Alt-A loans, we use several default rate and severity stress test scenarios including those disclosed in Table 19 — Investments in Non-Agency Mortgage-Related Securities backed by Alt-A Loans. The stress test analysis included in the table below has been enhanced to run different stress default rates on various subcomponents of the portfolio in response to the deteriorating credit environment and liquidity concerns in the market. We divided the portfolio into delinquency quartiles and ran the most stressful default rates on the cohorts with the highest levels of current delinquencies. We believe that the stress default and severity assumptions that would indicate a potential loss are more severe than those implied by current collateral delinquencies and conditions. While the more stressful scenarios are beyond what we currently believe are probable, this table gives insight into the potential economic losses in very stressful outcomes.

Our most severe default rate for our worst quartiles is 60%. Our most severe severity assumptions for our non-agency mortgage-related securities backed by non-MTA and MTA Alt-A loans are 50% and 55%, respectively. As disclosed in Table 19, even in our most severe stress test scenarios, our potential losses are only 4% of our total non-agency mortgage-related securities, backed by Alt-A loans. However, current mortgage market conditions are unprecedented and actual default and severity experience for Alt-A loans could differ from our expectations. Furthermore, different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes and these

40	Freddie Mac

differences tend to be magnified for nontraditional products such as Alt-A MTA loans. Current collateral delinquency rates presented in Table 19 averaged 15%.

Table 19 provides the summary results of the default rate and severity stress test scenarios for our investments in non-agency mortgage-related securities backed by Alt-A loans as of June 30, 2008, including securities backed by Alt-A MTA loans. In addition to the stress test scenarios, Table 19 also displays underlying collateral performance and credit enhancement statistics, by vintage and quartile of credit enhancement level. Within each of these quartiles, there is a distribution of both credit enhancement levels and delinquency performance, and individual security performance will differ from the cohort as a whole. Furthermore, some individual securities with lower subordination could have higher delinquencies. The projected economic losses presented in each stress test scenario represent the cash losses we may experience given the related assumptions. However, these amounts do not represent the other-than-temporary impairment charge that would result under the given scenario. Any other-than-temporary impairment charges would vary depending on the fair value of the security at that point in time.

Table 19 — Investments in Non-Agency Mortgage-Related Securities backed by Alt-A Loans

	June 30, 2008
			Underlying Collateral Performance
		Unpaid			Minimum	Stress Test Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity		Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	45%	50%	Rate	45%	50%
		(dollars in millions)

Non-agency mortgage-related securities, backed by uninsured non-MTA Alt-A loans:
2004 & Prior	1	$1,268	2%	10%	6%	10%	$—	$—	15%	$2	$4
2004 & Prior	2	1,241	4	14	8	15	—	—	23	1	6
2004 & Prior	3	1,311	6	16	10	20	—	—	30	10	20
2004 & Prior	4	1,390	12	24	13	30	3	7	40	22	39

2004 & Prior subtotal		$5,210	6	16	6		$3	$7		$35	$69

2005	1	$2,387	2	8	5	10	$—	$1	15	$12	$22
2005	2	2,327	7	13	6	20	11	19	30	61	87
2005	3	2,105	11	14	9	30	26	41	40	76	100
2005	4	1,988	21	24	10	40	15	25	50	49	68

2005 subtotal		$8,807	10	14	5		$52	$86		$198	$277

2006	1	$1,218	3	11	5	20	$11	$17	30	$49	$64
2006	2	1,247	11	15	5	30	32	41	40	63	78
2006	3	1,140	22	16	9	30	—	2	40	11	18
2006	4	1,201	34	15	9	40	—	—	50	3	10

2006 subtotal		$4,806	17	14	5		$43	$60		$126	$170

2007	1	$797	11	7	6	20	$21	$28	30	$53	$64
2007	2	801	17	14	7	30	1	3	40	16	25
2007	3	814	23	9	7	30	1	4	40	21	37
2007	4	807	28	13	7	40	2	9	50	24	36

2007 subtotal		$3,219	20	11	6		$25	$44		$114	$162

Uninsured non-agency mortgage-related securities, backed by non-MTA Alt-A loans subtotal		$22,042	12	14	5		$123	$197		$473	$678

Non-agency mortgage-related securities, backed by non-MTA Alt-A loans with monoline bond insurance:
Monoline — no other-than-temporary impairments to date		$454
Monoline — other-than-temporary impairments taken		133

Subtotal non-agency mortgage-related securities, backed by non-MTA Alt-A loans with monoline bond insurance(5)		$587

Non-agency mortgage-related securities, backed by Non-MTA Alt-A loans subtotal		$22,629

41	Freddie Mac

	June 30, 2008
			Underlying Collateral Performance
		Unpaid			Minimum	Stress Test Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity		Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	45%	55%	Rate	45%	55%
		(dollars in millions)

Non-agency mortgage-related securities, backed by MTA Alt-A loans:
2005 & Prior	1	$1,126	15%	28%	18%	25%	$—	$—	45%	$2	$26
2005 & Prior	2	1,167	17	25	18	30	—	—	50	18	62
2005 & Prior	3	1,016	21	25	18	35	—	16	55	53	104
2005 & Prior	4	926	29	27	22	40	—	—	60	12	58

2005 & Prior subtotal		$4,235	20	27	18		$—	$16		$85	$250

2006	1	$2,913	17	15	8	25	$—	$1	45	$46	$141
2006	2	2,299	20	17	10	30	—	—	50	26	128
2006	3	2,148	22	24	11	35	—	3	55	48	115
2006	4	2,115	24	23	14	40	—	1	60	86	192

2006 subtotal		$9,475	20	19	8		$—	$5		$206	$576

2007	1	$1,338	6	23	14	25	$—	$—	45	$5	$23
2007	2	1,624	12	21	7	30	—	1	50	14	56
2007	3	1,503	15	15	10	35	5	23	55	97	177
2007	4	1,519	19	30	8	40	—	3	60	52	102

2007 subtotal		$5,984	13	22	7		$5	$27		$168	$358

Uninsured non-agency mortgage-related securities, backed by MTA Alt-A loans subtotal		$19,694	18	22	7		$5	$48		$459	$1,184

Non-agency mortgage-related securities, backed by MTA Alt-A loans with monoline bond insurance:
Monoline — no other-than-temporary impairments to date		$770

Subtotal non-agency mortgage-related securities, backed by MTA Alt-A loans with monoline bond insurance(5)		$770

Non-agency mortgage-related securities, backed by MTA Alt-A loans subtotal		$20,464

Total non-agency mortgage-related securities, backed by Alt-A loans		$43,093

(1)	Determined based on loans that are 60 days or more past due that underlie the securities.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected economic losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

•	Commercial mortgage-backed securities — We perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. We believe the declines in fair value are attributable to the deterioration of liquidity and larger risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets and not to the performance of the underlying collateral supporting the securities. Virtually all of these securities are currently AAA-rated and the underlying collateral continue to have positive delinquency trends and increased credit enhancement levels. Since we generally hold these securities to maturity, we have concluded that we have the ability and intent to hold these securities to a recovery of the unrealized losses.

•	Obligations of states and political subdivisions — These investments consist of mortgage revenue bonds. Approximately 61% and 67% of these securities held at June 30, 2008 and December 31, 2007, respectively, were AAA-rated as of those dates, based on the lowest rating available. The unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates. We have concluded that the impairment of these securities is temporary based on our ability and intent to hold these securities to recovery, the extent and duration of the decline in fair value relative to the amortized cost as well as a lack of any other facts or circumstances to suggest that the decline was other-than-temporary. The issuer guarantees related to these securities have led us to conclude that any credit risk is minimal.

42	Freddie Mac

Table 20 summarizes our impairments recorded by security type and the duration of the unrealized loss prior to impairment of less than 12 months or 12 months or greater.

Table 20 — Impairments on Mortgage-Related Securities Recorded by Gross Unrealized Loss Position

	Three Months Ended June 30,
	2008			2007
	Gross Unrealized Loss Position
	Less than	12 months		Less than	12 months
	12 months	or greater	Total	12 months	or greater	Total
	(in millions)

Mortgage-related securities:
Subprime(1)	$(17)	$(505)	$(522)	$(1)	$—	$(1)
Alt-A and other(1)	(116)	(188)	(304)	—	—	—
Freddie Mac	—	—	—	(12)	(279)	(291)
Manufactured housing(1)	—	—	—	(2)	—	(2)

Total securities impairments	$(133)	$(693)	$(826)	$(15)	$(279)	$(294)

	Six Months Ended June 30,
	2008			2007
	Gross Unrealized Loss Position
	Less than	12 months		Less than	12 months
	12 months	or greater	Total	12 months	or greater	Total
	(in millions)

Mortgage-related securities:
Subprime(1)	$(17)	$(505)	$(522)	$(1)	$—	$(1)
Alt-A and other(1)	(116)	(188)	(304)	—	—	—
Freddie Mac	—	—	—	(16)	(319)	(335)
Manufactured housing(1)	(3)	—	(3)	(2)	—	(2)
Obligations of state and political subdivisions(1)	(50)	(18)	(68)	—	—	—
Fannie Mae	—	—	—	—	(12)	(12)

Total securities impairments	$(186)	$(711)	$(897)	$(19)	$(331)	$(350)

(1)	Represent securities of private-label or non-agency issuers.

During the second quarter of 2008 and 2007, we recorded impairments related to investments in mortgage-related securities of $826 million and $294 million, respectively. The impairments recognized during the second quarter of 2008 of $826 million related to non-agency securities backed by subprime or Alt-A and other loans, primarily due to significant recent deterioration in the performance of the collateral underlying these securities. The primary contributors to the deteriorating performance during the second quarter were negative delinquency trends that continued, and in several cases accelerated. Our securities backed by second lien subprime loans suffered a pronounced decline in credit enhancement levels. Another contributor to some of these impairments was credit enhancements related to monoline bond insurance provided by one monoline insurer on individual securities in an unrealized loss position where we have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. In making this determination we considered additional qualitative factors, such as the monoline’s availability of capital, ability to generate new business, pending regulatory actions, ratings agency actions, security prices, credit default swap levels traded on the insurer and our own cash flow analysis.

During the six months ended June 30, 2008 and 2007, we recorded impairments related to investments in mortgage-related securities of $897 million and $350 million, respectively. Of the $897 million in impairments recognized during the six months ended June 30, 2008, $826 million related to non-agency securities backed by subprime or Alt-A and other loans as discussed above. Of the remaining $71 million of impairments, $68 million related to obligations of states and political subdivisions for which we did not have the intent to hold to a forecasted recovery. During the six months ended June 30, 2007, security impairments on available-for-sale securities included $347 million attributed to agency mortgage-related securities in an unrealized loss position that we did not have the intent to hold to a forecasted recovery. Of the $347 million, $331 million related to securities where the duration of the unrealized loss prior to impairment was greater than 12 months.

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investment portfolio as well as our non-mortgage-related investment portfolio. Monolines are companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets. See “CREDIT RISKS — Institutional Credit Risk — Mortgage and Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Lenders and Insurers” to our consolidated financial statements for additional information regarding our credit risks to our counterparties and how we manage them.

43	Freddie Mac

Table 21 shows our non-agency mortgage-related securities covered by monoline bond insurance at June 30, 2008.

Table 21 — Non-Agency Mortgage-Related Securities Covered by Monoline Bond Insurance at June 30, 2008

	Financial Guaranty		XL Capital		AMBAC Assurance		Financial Security
	Insurance Company		Assurance Inc.		Corporation		Assurance Inc.		MBIA Insurance Corp.		Total
	Unpaid		Unpaid		Unpaid		Unpaid		Unpaid		Unpaid
	principal	Unrealized	principal	Unrealized	principal	Unrealized	principal	Unrealized	principal	Unrealized	principal	Unrealized
	balance	losses(1)	balance	losses(1)	balance	losses(1)	balance	losses(1)	balance	losses(1)	balance	losses(1)
	(in millions)

First lien subprime	$1,423	$218	$251	$62	$895	$215	$548	$55	$31	$2	$3,148	$552
Second lien subprime	401	195	84	58	74	33	—	—	34	16	593	302
Alt-A and other	1,191	491	878	387	1,938	505	785	173	705	209	5,497	1,765
Manufactured Housing	—	—	—	—	125	16	—	—	200	25	325	41

Total	$3,015	$904	$1,213	$507	$3,032	$769	$1,333	$228	$970	$252	$9,563	$2,660

(1)	Represent the amount of unrealized losses at June 30, 2008 on the securities with monoline insurance.

Included in Table 21 is $950 million of unpaid principal balance that was impaired due to our determination that it was both probable that a principal and interest shortfall would occur on the insured securities and that in such a case there is substantial uncertainty surrounding one monoline insurer’s ability to pay all future claims, as previously discussed. For the remaining securities covered by the insurer that may not have the ability to pay future claims we do not currently believe that it is probable that a principal or interest shortfall will occur on these securities. This assessment requires significant judgment and is subject to change as our assessments of future performance are updated.

See “CREDIT RISKS — Institutional Credit Risk — Mortgage and Bond Insurers” for a discussion of our expectations regarding the claims paying abilities of these insurers and Table 36 — Monoline Bond Insurance by Counterparty for the ratings of these insurers as of July 31, 2008.

Table 22 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime loans held at June 30, 2008 based on their ratings as of June 30, 2008. Tables 22, 23, 24 and 25 used the lowest rating available for each security.

Table 22 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at June 30, 2008

	Unpaid		Gross	Monoline
	Principal	Amortized	Unrealized	Insurance
Credit Rating as of June 30, 2008	Balance	Cost	Losses	Coverage(1)
	(in millions)

Investment grade:
AAA-rated	$46,732	$46,703	$(6,351)	$561
Other	30,947	30,845	(6,171)	2,049
Below investment grade	7,933	7,513	(2,075)	1,131

	$85,612	$85,061	$(14,597)	$3,741

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Table 23 shows the percentage of unpaid principal balance of non-agency mortgage-related securities at June 30, 2008 based on the ratings of available-for-sale non-agency mortgage-related securities backed by subprime loans as of June 30 and July 28, 2008. We estimate that the gross unrealized losses on these securities have not changed significantly and we continue to receive substantial monthly remittances of principal repayments on these securities.

Table 23 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at June 30, 2008 and July 28, 2008

	Credit Ratings as of
Percentage of Unpaid Principal Balance at June 30, 2008	June 30, 2008	July 28, 2008

Investment grade:
AAA-rated	55%	55%
Other	36	36
Below investment grade	9	9

	100%	100%

44	Freddie Mac

Table 24 shows the ratings of available-for-sale non-agency mortgage-related securities backed by Alt-A and other loans held at June 30, 2008 based on their ratings as of June 30, 2008.

Table 24 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans at June 30, 2008

	Unpaid		Gross	Monoline
	Principal		Unrealized	Insurance
Credit Rating as of June 30, 2008	Balance	Amortized Cost	Losses	Coverage(1)
	(in millions)

Investment grade:
AAA-rated	$43,257	$43,093	$(9,803)	$1,573
Other	3,464	3,468	(1,136)	3,074
Below investment grade	850	787	(322)	850

	$47,571	$47,348	$(11,261)	$5,497

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Table 25 shows the percentage of unpaid principal balance at June 30, 2008 based on the rating of available-for-sale non-agency mortgage-related securities backed by Alt-A and other loans as of June 30 and July 28, 2008.

Table 25 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans at June 30, 2008 and July 28, 2008

	Credit Rating as of
Percentage of Unpaid Principal Balance at June 30, 2008	June 30, 2008	July 28, 2008

Investment grade:
AAA-rated	91%	87%
Other	7	10
Below investment grade	2	3

	100%	100%

45	Freddie Mac

Derivative Assets and Liabilities, Net at Fair Value

Table 26 shows the notional or contractual amounts and fair value for each derivative type and the maturity profile of the derivative positions. The fair values of the derivative positions are presented on a product-by-product basis, without netting by counterparty.

Table 26 — Derivative Fair Values and Maturities

	June 30, 2008
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$200,550	$(244)	$94	$59	$(502)	$105
Weighted-average fixed rate(3)			4.51%	3.85%	4.08%	4.92%
Forward-starting swaps(4)	44,504	(225)	—	—	(66)	(159)
Weighted-average fixed rate(3)			—	—	4.47%	4.80%

Total receive-fixed	245,054	(469)	94	59	(568)	(54)

Basis (floating to floating)	32,205	(22)	(1)	(17)	—	(4)
Pay-fixed:
Swaps	311,971	(2,754)	(70)	(206)	(290)	(2,188)
Weighted-average fixed rate(3)			5.17%	3.81%	4.43%	4.82%
Forward-starting swaps(4)	99,103	(2,737)	—	87	(9)	(2,815)
Weighted-average fixed rate(3)			—	3.35%	5.24%	5.59%

Total pay-fixed	411,074	(5,491)	(70)	(119)	(299)	(5,003)

Total interest-rate swaps	688,333	(5,982)	23	(77)	(867)	(5,061)

Option-based:
Call swaptions
Purchased	213,897	6,685	137	1,380	1,478	3,690
Written	1,500	(33)	(4)	(29)	—	—
Put swaptions
Purchased	21,175	660	—	81	25	554
Written	38,150	(414)	(220)	(126)	(68)	—
Other option-based derivatives(5)	103,977	942	(210)	(1)	(5)	1,158

Total option-based	378,699	7,840	(297)	1,305	1,430	5,402

Futures	147,291	(64)	(66)	2	—	—
Foreign-currency swaps	15,353	4,788	65	2,530	1,564	629
Forward purchase and sale commitments	63,512	85	85	—	—	—
Swap guarantee derivatives	1,723	(6)	—	—	—	(6)

Subtotal	1,294,911	6,661	$(190)	$3,760	$2,127	$964

Credit derivatives	10,116	24

Total	$1,305,027	$6,685

(1)	Fair value is categorized based on the period from June 30, 2008 until the contractual maturity of the derivative.
(2)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net. Refer to “CONSOLIDATED RESULTS OF OPERATIONS — Table 7 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2008.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to ten years.
(5)	Primarily represents purchased interest rate caps and floors, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on PCs we issued.

46	Freddie Mac

Table 27 summarizes the changes in derivative fair values.

Table 27 — Changes in Derivative Fair Values

	Six Months Ended
	June 30,
	2008(1)	2007(1)
	(in millions)

Beginning balance — net asset (liability)	$4,790	$7,720
Net change in:
Forward purchase and sale commitments	(242)	20
Credit derivatives	14	1
Swap guarantee derivatives	(2)	—
Other derivatives:(2)
Changes in fair value	864	(268)
Fair value of new contracts entered into during the period(3)	1,470	236
Contracts realized or otherwise settled during the period	(209)	(839)

Ending balance — net asset (liability)	$6,685	$6,870

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net. Refer to “CONSOLIDATED RESULTS OF OPERATIONS — Table 7 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2008 and January 1, 2008. Fair value excludes derivative interest receivable, net of $2.3 billion, trade/settle receivable or (payable), net of $(0.1) billion and derivative cash collateral held, net of $9.1 billion at June 30, 2007. Fair value excludes derivative interest receivable, net of $2.3 billion, trade/settle receivable or (payable), net of $— billion and derivative cash collateral held, net of $9.5 billion at January 1, 2007.
(2)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures and foreign-currency swaps and interest-rate caps.
(3)	Consists primarily of cash premiums paid or received on options.

Table 28 provides information on our outstanding written and purchased swaption and option premiums at June 30, 2008 and December 31, 2007, based on the original premium receipts or payments.

Table 28 — Outstanding Written and Purchased Swaption and Option Premiums

	Original Premium	Original Weighted
	Amount (Paid)	Average Life to	Remaining Weighted
	Received	Expiration	Average Life
	(dollars in millions)

Purchased:(1)
At June 30, 2008	$(6,462)	9.4 years	7.7 years
At December 31, 2007	$(5,478)	7.8 years	6.0 years
Written:(2)
At June 30, 2008	$549	1.6 years	1.2 years
At December 31, 2007	$87	3.0 years	2.6 years

(1)	Purchased options exclude callable swaps.
(2)	Excludes written options on guarantees of stated final maturity of Structured Securities.

Guarantee Asset

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income — Gains (Losses) on Guarantee Asset” for a description of, and an attribution of other changes in, the guarantee asset. Table 29 summarizes the changes in the guarantee asset balance.

Table 29 — Changes in Guarantee Asset

	Six Months Ended
	June 30,
	2008	2007
	(in millions)

Beginning balance	$9,591	$7,389
Additions	1,795	1,613
Other(1)	(87)	—
Components of fair value gains (losses):
Return of investment on guarantee asset	(951)	(819)
Changes in fair value of management and guarantee fees	671	1,116

Gains (losses) on guarantee asset	(280)	297

Ending balance	$11,019	$9,299

(1)	Represents a reduction in our guarantee asset associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions within the same month.

The increase in additions during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is due to an increase in our overall issuance volume and, to a lesser extent, increases in our management and guarantee fee rates. Our management and guarantee fee rates for fixed-rate product increased due to increased buy-up activity during the three and six months ended June 30, 2008 as compared to the same periods in 2007.

47	Freddie Mac

Gains (losses) on guarantee assets were $(280) million for the six months ended June 30, 2008 compared to $297 million for the six months ended June 30, 2007 due to a more significant increase in interest rates during the six months ended June 30, 2007 as compared to the six months ended June 30, 2008.

Guarantee Obligation

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income — Income on Guarantee Obligation” for a description of the components of the guarantee obligation. Table 30 summarizes the changes in the guarantee obligation balance.

Table 30 — Changes in Guarantee Obligation

	Six Months Ended
	June 30,
	2008	2007
	(in millions)

Beginning balance	$13,712	$9,482
Transfer-out to the loan loss reserve(1)	(12)	—
Deferred guarantee income of newly-issued guarantees	2,387	2,274
Other(2)	(127)	—
Amortization income:
Static effective yield	(1,261)	(791)
Cumulative catch-up	(677)	(113)

Income on guarantee obligation	(1,938)	(904)

Ending balance	$14,022	$10,852

(1)	Represents portions of the guarantee obligation that correspond to incurred credit losses reclassified to reserve for guarantee losses on PCs.
(2)	Represents a reduction in our guarantee obligation associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions within the same month.

The primary drivers affecting our guarantee obligation balances are our credit guarantee business volumes, fair values of performance obligations on new guarantees and liquidation rates on the existing portfolio. On January 1, 2008, we adopted SFAS 157, which amended FIN 45. Upon implementation of SFAS 157, we changed the manner in which we measure the guarantee obligation we record for all of our newly-issued guarantees. Effective January 1, 2008, the fair value of the guarantee obligation for all newly-issued guarantee contracts is measured as being equal to the total compensation received for providing the guarantee, as a practical expedient. Therefore, we no longer recognize losses or defer gains at the inception for most of our guarantee contracts. However, guarantee obligations created before January 1, 2008 were not affected by the adoption of SFAS 157 and will continue to be subsequently amortized into earnings using a static effective yield method. For further information regarding accounting and measurement of our guarantee obligation, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” in the notes to our consolidated financial statements. This change had a significant positive impact on our financial results for the three and six months ended June 30, 2008.

Deferred guarantee income of newly-issued guarantees increased for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase was primarily a result of the higher volume of guarantee issuances during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, partially offset by our change in approach to determining fair value at initial issuance of our guarantees discussed above. We issued $248 billion and $232 billion of our PCs and Structured Securities during the six months ended June 30, 2008 and 2007, respectively. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income — Income on Guarantee Obligation” for a discussion of amortization income related to our guarantee obligation.

Total Stockholders’ Equity

Total stockholders’ equity decreased $13.8 billion during the six months ended June 30, 2008. This decrease was primarily a result of a net loss of $1.0 billion during the six months ended June 30, 2008, a $13.0 billion net decrease in AOCI, and $0.8 billion of common and preferred stock dividends declared, which was partially offset by an increase of $1.0 billion to our beginning retained earnings as a result of the adoption of SFAS 159. The balance of AOCI at June 30, 2008 was a net loss of approximately $24.2 billion, net of taxes, compared to a net loss of $11.1 billion, net of taxes, at December 31, 2007. The increase in the net loss in AOCI was primarily attributable to unrealized losses on our non-agency single-family mortgage-related securities backed by subprime loans as well as Alt-A and other loans, and commercial mortgage-backed securities with changes in net unrealized losses, net of taxes, recorded in AOCI of $11.8 billion for the six months ended June 30, 2008. In addition, we reclassified a net gain of $0.9 billion, net of taxes, from AOCI to retained earnings in adopting SFAS 159 that was partially offset by the reclassification from AOCI to earnings of deferred losses related to closed cash flow hedges. See “Retained Portfolio — Non-agency Mortgage-related Securities Backed by Subprime Loans” and “Retained Portfolio — Non-agency Mortgage-related Securities Backed by Alt-A and Other Loans” for more information regarding mortgage-related securities backed by subprime loans as well as Alt-A and other loans.

48	Freddie Mac

CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS

Our consolidated fair value balance sheets include the estimated fair values of financial instruments recorded on our consolidated balance sheets prepared in conformity with GAAP, as well as off-balance sheet financial instruments that represent our assets or liabilities that are not recorded on our GAAP consolidated balance sheets. See “NOTE 14: FAIR VALUE DISCLOSURES — Table 14.4 — Consolidated Fair Value Balance Sheets” to our consolidated financial statements for our fair value balance sheets. These off-balance sheet items predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of FIN 45 in 2003; (b) certain commitments to purchase mortgage loans; and (c) certain credit enhancements on manufactured housing asset-backed securities. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and REO, which are included in other assets) at their carrying value in conformity with GAAP. During the first half of 2008 our fair value results as presented in our consolidated fair value balance sheets were affected by several improvements in our approach for estimating the fair value of certain financial instruments. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” as well as “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements for more information on fair values.

We use a number of financial models in the preparation of our consolidated fair value balance sheets. See “ITEM 4T. CONTROLS AND PROCEDURES” in this Form 10-Q and “ITEM 1A. RISK FACTORS” and “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our Registration Statement for information concerning the risks associated with our use of these models.

Table 31 shows our summary of change in the fair value of net assets.

Table 31 — Summary of Change in the Fair Value of Net Assets

	Six Months Ended
	June 30,
	2008	2007
	(in billions)

Beginning balance	$12.6	$31.8
Changes in fair value of net assets, before capital transactions	(17.4)	0.7
Capital transactions:
Dividends, share repurchases and issuances, net	(0.8)	(0.6)

Ending balance	$(5.6)	$31.9

Discussion of Fair Value Results

During the six months ended June 30, 2008, the fair value of net assets, before capital transactions, decreased by $17.4 billion, compared to a $0.7 billion increase during the six months ended June 30, 2007. See “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements for information regarding the impact of changes in our approach for estimating the fair value of certain financial instruments, primarily related to our valuation of our guarantee obligation as a result of the adoption of SFAS 157 on January 1, 2008 and other improvements to our methodology. For a further discussion of our adoption of SFAS 157 and information concerning our valuation approach related to our guarantee obligation, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements. The payment of common stock and preferred stock dividends, net of reissuance of treasury stock, for the six months ended June 30, 2008 reduced total fair value by $0.8 billion. The fair value of net assets as of June 30, 2008 was $(5.6) billion, compared to $12.6 billion as of December 31, 2007.

Our attribution of changes in the fair value of net assets relies on models, assumptions and other measurement techniques that evolve over time. The following attribution of changes in fair value reflects our current estimate of the items presented (on a pre-tax basis) and excludes the effect of returns on capital and administrative expenses.

During the six months ended June 30, 2008, our investment activities decreased fair value by approximately $16.5 billion. This estimate includes declines in fair value of approximately $26.9 billion attributable to net mortgage-to-debt OAS widening. Of this amount, approximately $20.3 billion was related to the impact of the net mortgage-to-debt OAS widening on our portfolio of non-agency, single-family mortgage-related asset-backed securities. The reduction in fair value was partially offset by our higher core spread income. Core spread income on our retained portfolio is a fair value estimate of the net current period accrual of income from the spread between mortgage-related investments and debt, calculated on an option-adjusted basis.

Our investment activities decreased fair value by approximately $0.1 billion during the six months ended June 30, 2007. This estimate includes declines in fair value of approximately $1.7 billion attributable to the net widening of mortgage-to-debt OAS.

49	Freddie Mac

The impact of mortgage-to-debt OAS widening during the last six months of 2007 and the six months ended June 30, 2008 and the resulting fair value losses increases the likelihood that, in future periods, we will be able to recognize core spread income at net mortgage-to-debt OAS of approximately 140 to 160 basis points in the long run, as compared to approximately 25 to 35 basis points estimated for the six months ended June 30, 2007. As market conditions change, our estimate of expected fair value gains from OAS may also change, leading to significantly different fair value results.

During the six months ended June 30, 2008, our credit guarantee activities, including our single-family whole loan credit exposure, decreased fair value by an estimated $9.2 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $9.9 billion, primarily due to a declining credit environment. This increase in the single-family guarantee obligation includes a reduction of $7.1 billion in the fair value of our guarantee obligation recorded on January 1, 2008, as a result of our adoption of SFAS 157.

Our credit guarantee activities increased fair value by approximately $0.6 billion during the six months ended June 30, 2007. This increase includes the receipt of cash primarily related to management, guarantee and other up-front fees. This increase also includes a fair value increase related to our single-family guarantee asset of approximately $2.0 billion, primarily attributable to an increase in interest rates during the period. These increases were partially offset by an increase in the fair value of our single-family guarantee obligation of approximately $2.6 billion due in part to the increased uncertainty in the mortgage market during the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments upon the maturity, redemption or repurchase of our debt securities; purchase mortgage loans, mortgage-related securities and other investments; make payments of principal and interest on our debt securities and on our PCs and Structured Securities; make net payments on derivative instruments; pay dividends on our preferred stock; and, at the discretion of the Board, pay dividends on our common stock. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of our agreement with OFHEO to maintain and periodically test a liquidity management and contingency plan. Pursuant to this agreement, OFHEO periodically assesses the size of our liquidity portfolio.

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

•	other cash flows from operating activities, including guarantee activities;

•	borrowings against mortgage-related securities and other investment securities we hold;

•	sales of securities we hold; and

•	issuances of common and preferred stock.

In addition to our other sources of cash, on July 13, 2008, the Federal Reserve granted the Federal Reserve Bank of New York the authority to lend to us, if necessary. Any such lending would be at the primary credit rate and collateralized by U.S. government and federal agency securities. This authorization was intended to supplement the Treasury’s existing authority to purchase obligations of Freddie Mac. The Regulatory Reform Act provides the Secretary of the Treasury with temporary authority, until December 31, 2009, to purchase any obligations and other securities we issue under certain circumstances.

Debt Securities

Table 32 summarizes the par value of the debt securities we issued, based on settlement dates, during the three and six months ended June 30, 2008 and 2007. We seek to maintain a variety of consistent, active funding programs that promote high-quality coverage by market makers and reach a broad group of institutional and retail investors. By diversifying our investor base and the types of debt securities we offer, we believe we enhance our ability to maintain continuous access to the debt markets under a variety of market conditions. We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

50	Freddie Mac

Table 32 — Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$201,419	$127,846	$384,915	$258,492
Medium-term notes — callable	6,530	300	10,130	2,200
Medium-term notes — non-callable	4,500	102	4,500	102

Total short-term debt	212,449	128,248	399,545	260,794
Long-term debt:
Medium-term notes — callable(2)	64,388	34,729	124,108	73,340
Medium-term notes — non-callable	17,044	6,951	38,042	21,215
U.S. dollar Reference Notes® securities — non-callable	18,000	12,000	32,000	29,000

Total long-term debt	99,432	53,680	194,150	123,555

Total debt securities issued	$311,881	$181,928	$593,695	$384,349

(1)	Exclude securities sold under agreements to repurchase and federal funds purchased, lines of credit and securities sold but not yet purchased.
(2)	For the second quarter of 2008 and 2007, there were $7.2 billion and $— accounted for as debt exchanges, respectively. For the six months ended June 30, 2008 and 2007, there were $7.2 billion and $— accounted for as debt exchanges, respectively.

Subordinated Debt

During the second quarter of 2008, we did not call or issue any Freddie SUBS® securities. At both June 30, 2008 and December 31, 2007, the balance of our subordinated debt outstanding was $4.5 billion. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with OFHEO (described in “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS”).

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. Table 33 indicates our credit ratings at August 1, 2008.

Table 33 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	Standard & Poor’s	Moody’s	Fitch

Senior long-term debt(1)	AAA	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	AA–/Negative Watch	Aa2	AA–
Preferred stock	AA–/Negative Watch	A1/Review for Downgrade	A+/Negative Watch

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities only.

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Equity Securities

See “Core Capital” and “PART II — ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS” for information about issuances of our equity securities in the second quarter of 2008.

Cash and Investments Portfolio

We maintain a cash and investments portfolio that is important to our financial management and our ability to provide liquidity and stability to the mortgage market. At June 30, 2008, the investments in this portfolio consisted of liquid non-mortgage-related securities that we could sell or finance to provide us with an additional source of liquidity to fund our business operations. We also use this portfolio to help manage recurring cash flows and meet our other cash management needs. In addition, we use the portfolio to hold capital on a temporary basis until we can deploy it into retained portfolio investments or credit guarantee opportunities. We may also sell or finance the securities in this portfolio to maintain capital reserves to meet mortgage-funding needs, provide diverse sources of liquidity or help manage the interest-rate risk inherent in mortgage-related assets. During the six months ended June 30, 2008, we increased the balance of our cash and investments portfolio by $21.5 billion, which we expect to use as an additional source of liquidity to fund our business operations in the third quarter of 2008.

Retained Portfolio

Our retained portfolio assets are a significant capital resource and can be used as a source of funding, if needed. However, during the six months ended June 30, 2008, the market for non-agency securities backed by subprime and Alt-A mortgages continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets

51	Freddie Mac

decreased. During the six months ended June 30, 2008, the percentages of our non-agency securities backed by subprime mortgages that were AAA-rated and the total rated as investment grade, based on the lowest rating available, decreased from 96% to 55% and from 100% to 91%, respectively. In addition, during the six months ended June 30, 2008, the percentages of our non-agency securities backed by Alt-A and other mortgages that were AAA-rated and the total rated as investment grade, based on the lowest rating available, decreased from 100% to 91% and from 100% to 98%, respectively. We expect these trends to continue in the near future. These market conditions limit the availability of these assets as a source of funds; however, we continue to receive substantial monthly remittances from the underlying collateral. In addition, we have the ability and intent to hold these securities until recovery and, other than certain mortgage related securities primarily backed by subprime loans and Alt-A and other loans where we have already realized other-than-temporary impairments, we do not currently expect the cash flows from these securities to negatively impact our liquidity. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” for more information.

Cash Flows

Our cash and cash equivalents increased $35.0 billion to $43.6 billion during the six months ended June 30, 2008 resulting primarily from the designation of commercial paper with original maturities of three months or less as cash equivalents. Cash flows used for operating activities during the six months ended June 30, 2008 were $4.5 billion, which primarily reflected a reduction in cash as a result of increases in purchases of held-for-sale mortgage loans, and a net loss of $1.0 billion. Cash flows used for investing activities for the six months ended June 30, 2008 were $56.9 billion, primarily due to net increases in our trading securities partially offset by net cash proceeds from our available-for-sale securities in our investment portfolio. Cash flows provided by financing activities for the six months ended June 30, 2008 were $96.3 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments.

SFAS 159 requires the classification of trading securities cash flows based on the purpose for which the securities were acquired. Upon adoption of SFAS 159, effective January 1, 2008, we classified our trading securities cash flows as investing activities because we intend to hold these securities for investment purposes. Prior to our adoption of SFAS 159, we classified cash flows on all trading securities as operating activities. As a result, the operating and investing activities on our consolidated statements of cash flows have been impacted by this change.

Our cash and cash equivalents increased $0.4 billion to $11.8 billion during the six months ended June 30, 2007. Cash flows provided by operating activities during the six months ended June 30, 2007 were $2.3 billion, which primarily reflected an increase in our liabilities to PC investors and net income of $0.6 billion. Cash flows used for investing activities for the six months ended June 30, 2007 were $6.7 billion, primarily due to a net increase in securities purchased under agreements to resell and federal funds sold. Cash flows provided by financing activities for the six months ended June 30, 2007 were $4.8 billion, largely attributable to the net proceeds from the net issuance of long-term debt and the net issuance of preferred stock.

Capital Adequacy

On March 19, 2008, OFHEO, Fannie Mae and Freddie Mac announced an initiative to increase mortgage market liquidity. In conjunction with this initiative, OFHEO reduced our mandatory target capital surplus to 20% above our statutory minimum capital requirement, and we announced that we will begin the process to raise capital and maintain overall capital levels well in excess of requirements while the mortgage markets recover. We estimated at June 30, 2008 that we exceeded each of our regulatory capital requirements, in addition to the 20% mandatory target capital surplus.

On May 14, 2008, we announced our commitment to raise $5.5 billion of new core capital through one or more offerings, which will likely include both common or common equivalent and preferred securities. The timing, amount and mix of securities to be offered will depend on a variety of factors, including prevailing market conditions, and is subject to approval by our board of directors. OFHEO has informed us that, upon completion of these offerings, our mandatory target capital surplus will be reduced from 20% to 15%. OFHEO has also informed us that it intends a further reduction of our mandatory target capital surplus from 15% to 10% upon the combination of completion of our SEC registration process, which we completed on July 18, 2008, our completion of the remaining Consent Order requirement (i.e., the separation of the positions of Chairman and Chief Executive Officer), our continued commitment to maintain capital well above OFHEO’s regulatory requirement and no material adverse changes to ongoing regulatory compliance.

The sharp decline in the housing market and volatility in financial markets continued to adversely affect our capital, including our ability to manage to our regulatory capital requirements and the 20% mandatory target capital surplus. Factors that could adversely affect the adequacy of our capital in future periods include our ability to execute capital raising transactions; GAAP net losses; continued declines in home prices; increases in our credit and interest-rate risk profiles; adverse changes in interest-rates, the yield curve or implied volatility; adverse OAS changes; impairments of non-agency mortgage-related securities; downgrades of non-agency mortgage-related securities (with respect to regulatory risk-based capital); counterparty downgrades; legislative or regulatory actions that increase capital requirements; or changes in accounting practices or standards. See “ITEM 1. FINANCIAL INFORMATION — NOTE 9: REGULATORY CAPITAL” to

52	Freddie Mac

our consolidated financial statements for further information regarding our regulatory capital requirements and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL” in our Registration Statement for further information regarding OFHEO’s capital monitoring framework.

Under current OFHEO regulations, the regulatory risk based capital standard in particular is highly sensitive to underlying drivers, including house price changes (based on OFHEO’s all transaction index); downgrades of non-agency mortgage-related securities; counterparty downgrades; retained portfolio growth; the duration, term and optionality of our funding and hedging instruments; and other factors. While we have historically met the risk-based capital standard, there is a significant possibility that continued adverse developments in relation to one or more of these underlying drivers could cause us to fail to meet this standard. If we were not to meet the risk-based capital standard, we would be classified as “undercapitalized” by OFHEO. See “ITEM 1. BUSINESS — REGULATION AND SUPERVISION — Office of Federal Housing Enterprise Oversight — Capital Standards and Dividend Restrictions” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL — Classification” in our Registration Statement for information regarding potential actions OFHEO may seek to take in that event. Under the Regulatory Reform Act, FHFA is charged with developing risk-based capital requirements by regulation. The nature of the requirements FHFA may eventually adopt pursuant to this authority is currently uncertain.

We expect to take actions to maintain our capital position above the mandatory target surplus. Accordingly, subject to approval by our board of directors, we currently expect to reduce the dividend on our common stock in the third quarter of 2008 from $0.25 to $0.05 or less per share and to pay the full dividends at contractual rates on our preferred stock. In addition, we continue to review and consider other alternatives for managing our capital including issuing equity in amounts that could be substantial and materially dilutive to our existing shareholders, reducing or rebalancing risk, slowing purchases into our credit guarantee portfolio, and limiting the growth or reducing the size of our retained portfolio by allowing the portfolio to run off and/or by selling securities classified as trading or carried at fair value under SFAS 159 or available-for-sale securities that are accretive to capital (i.e., fair value exceeds amortized cost). We have retained and are working with financial advisors and we continue to engage in discussions with OFHEO and Treasury on these matters.

Our ability to execute any of these actions or their effectiveness may be limited and we might not be able to manage to our regulatory capital requirements, including the mandatory target capital surplus. If we are not able to manage to the mandatory target capital surplus, OFHEO may, among other things, seek to require us to (a) submit a plan for remediation or (b) take other remedial steps. In addition, OFHEO has discretion to reduce our capital classification by one level if OFHEO determines that we are engaging in conduct that could result in a rapid depletion of core capital or determines that the value of property subject to mortgage loans we hold or guarantee has decreased significantly. See “PART II — ITEM 1A. RISK FACTORS” in this Form 10-Q and “ITEM 1. BUSINESS — REGULATION AND SUPERVISION — Office of Federal Housing Enterprise Oversight — Capital Standards and Dividend Restrictions” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL — Classification” in our Registration Statement for information regarding additional potential actions OFHEO may seek to take against us. See “EXECUTIVE SUMMARY — Legislative and Regulatory Matters — Government Sponsored Enterprise, or GSE, Oversight Legislation” in this Form 10-Q for information regarding the enhanced regulatory authorities FHFA now possesses.

Core Capital

During the six months ended June 30, 2008, our core capital decreased approximately $0.7 billion. This decrease was primarily a result of common and preferred stock dividends declared of $0.8 billion and a net loss of $1.0 billion, which was partially offset by an increase of $1.0 billion to our beginning retained earnings as a result of the adoption of SFAS 159. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for further information regarding the impact of implementation of SFAS 159.

CREDIT RISKS

Our credit guarantee portfolio is subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage or security we own or guarantee. We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other borrower performance commitment.

53	Freddie Mac

Mortgage and credit market conditions deteriorated in the second half of 2007 and have continued to deteriorate throughout the first half of 2008. Factors negatively affecting the mortgage and credit markets in recent months include:

•	lower levels of liquidity in institutional credit markets;

•	wider credit spreads;

•	rating agency downgrades of mortgage-related securities or counterparties;

•	declines in home prices nationally;

•	higher incidence of institutional insolvencies; and

•	higher levels of foreclosures and delinquencies, particularly with respect to non-traditional and subprime mortgage loans.

Institutional Credit Risk

Our primary institutional credit risk exposure arises from agreements with:

•	derivative counterparties;

•	mortgage seller/servicers;

•	mortgage insurers;

•	issuers, guarantors or third-party providers of credit enhancements (including bond insurers); and

•	mortgage investors.

A significant failure to perform by a major entity in one of these categories could have a material adverse effect on our retained portfolio, cash and investments portfolio or credit guarantee activities. The recent challenging market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of a number of our counterparties. For example, some of our largest mortgage seller/servicers and mortgage insurers have experienced ratings downgrades and liquidity constraints and other counterparties may also experience these concerns. The weakened financial condition and liquidity position of some of our counterparties may adversely affect their ability to perform their obligations to us, or the quality of the services that they provide to us. Consolidation in the industry could further increase our exposure to individual counterparties. In addition, any efforts we take to reduce exposure to financially weakened counterparties could result in increased exposure among a smaller number of institutions. The failure of any of our primary counterparties to meet their obligations to us could have a material adverse effect on our results of operations and financial condition.

Investments in our retained portfolio expose us to institutional credit risk on non-Freddie Mac mortgage-related securities to the extent that servicers, issuers, guarantors or third parties providing credit enhancements become insolvent or do not perform. Our non-Freddie Mac mortgage-related securities portfolio consists of both agency and non-agency mortgage-related securities. Agency securities present minimal institutional credit risk due to the prevailing view that these securities have a credit quality at least equivalent to non-agency securities rated AAA (based on S&P or equivalent rating scale of other nationally recognized statistical rating organizations). We seek to manage institutional credit risk on non-Freddie Mac mortgage-related securities by only purchasing securities that meet our investment guidelines and performing ongoing analysis to evaluate the creditworthiness of the issuers and servicers of these securities and the bond insurers that guarantee them. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 15 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio” for more information on non-Freddie Mac securities within our retained portfolio.

Institutional credit risk also arises from the potential insolvency or non-performance of issuers or guarantors of investments held in our cash and investments portfolio. Instruments in this portfolio are investment grade at the time of purchase and primarily short-term in nature, thereby substantially mitigating institutional credit risk in this portfolio. We regularly evaluate these investments to determine if any impairment in fair value requires an impairment loss recognition in earnings, warrants divestiture or requires a combination of both.

Derivative Counterparty Credit Risk

Our use of over-the-counter, or OTC, interest-rate swaps, option-based derivatives and foreign-currency swaps is subject to rigorous internal credit and legal reviews. Our derivative counterparties carry external credit ratings among the highest available from major rating agencies. All of these counterparties are major financial institutions and are experienced participants in the OTC derivatives market. Table 34 summarizes our exposure to counterparty credit risk in our derivatives, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

54	Freddie Mac

Table 34 — Derivative Counterparty Credit Exposure

	June 30, 2008
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
	(dollars in millions)

AAA	1	$500	$—	$—	7.3	Mutually agreed upon
AA+	2	91,829	783	66	5.6	$10 million or less
AA	8	474,501	2,667	123	6.9	$10 million or less
AA–	7	182,022	2,951	12	5.8	$10 million or less
A+	2	37,941	27	1	6.0	$1 million or less
A	5	147,233	1,927	161	6.8	$1 million or less
A–	1	15	—	—	0.0	$1 million or less
BBB+	1	39,807	139	7	5.3	None

Subtotal(5)	27	973,848	8,494	370	6.5
Other derivatives(6)		265,944	—	—
Forward purchase and sale commitments		63,512	233	233
Swap guarantee derivatives		1,723	—	—

Total derivatives		$1,305,027	$8,727	$603

	December 31, 2007
					Weighted Average
			Total	Exposure,	Contractual
	Number of	Notional	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
	(dollars in millions)

AAA	2	$1,173	$174	$174	3.4	Mutually agreed upon
AA+	3	180,939	945	—	4.4	$10 million or less
AA	9	463,163	1,347	62	5.3	$10 million or less
AA−	6	160,678	2,230	30	5.8	$10 million or less
A+	5	168,680	1,770	54	6.1	$1 million or less
A	2	35,391	239	19	5.7	$1 million or less

Subtotal(5)	27	1,010,024	6,705	339	5.4
Other derivatives(6)		238,893	—	—
Forward purchase and sale commitments		72,662	465	465
Swap guarantee derivatives		1,302	—	—

Total derivatives		$1,322,881	$7,170	$804

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net).
(4)	Total Exposure at Fair Value less collateral held as determined at the counterparty level.
(5)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding written options), foreign-currency swaps and purchased interest-rate caps. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.
(6)	Consists primarily of exchange-traded contracts, certain written options and certain credit derivatives.

As indicated in Table 34, approximately 96% of our counterparty credit exposure for OTC interest-rate swaps, certain option-based derivatives and foreign-currency swaps was collateralized at June 30, 2008. To date, we have not incurred any credit losses on OTC derivative counterparties or set aside specific reserves for institutional credit risk exposure. We do not believe such reserves are necessary, given our counterparty credit risk management policies and collateral requirements. At June 30, 2008, the counterparty rated BBB+ reflects a downgrade of an existing counterparty, which occurred during 2008.

Additionally, as indicated in Table 34, the total exposure to our forward purchase and sale commitments of $233 million at June 30, 2008 was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

Our Customers — Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders are among the largest mortgage loan originators in the U.S. We are exposed to institutional credit risk arising from the insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from the representations and warranties made to us for loans they underwrote and sold to us. The credit risk associated with servicing relates to whether we could transfer the applicable servicing rights to a successor servicer and recover amounts owed to us by the defaulting servicer in the event the defaulting servicer does not fulfill its responsibilities. We believe that the value of

55	Freddie Mac

those servicing rights generally would provide us with significant protection against our exposure to a seller/servicer’s failure to perform its repurchase obligations. We have contingency procedures in place that are intended to provide for a timely transfer of current servicing information in the event one of our major counterparties is no longer able to fulfill its servicing responsibilities. However, due to the significant size of the mortgage-servicing portfolios of some of our major customers relative to the servicing capacity of the market, the failure of one of our major servicers could adversely affect our ability to conduct operations in a timely manner. In order to manage the credit risk associated with our mortgage seller/servicers, we require them to meet minimum financial capacity standards, insurance and other eligibility requirements. We conduct periodic operational reviews of our single-family mortgage seller/servicers to help us better understand their control environment and its impact on the quality of mortgage loans sold to us and the quality of the servicing of those loans. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information on our mortgage seller/servicers and our mortgage credit risks.

Under our agreements with lenders, we have the right to request that lenders repurchase mortgages sold to us if those mortgages do not comply with those agreements. As a result, our seller/servicers repurchase mortgages sold to us, or indemnify us against losses on those mortgages, whether we subsequently securitized the loans or held them in our retained portfolio. During the six months ended June 30, 2008 and 2007, the aggregate unpaid principal balance of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $737 million and $323 million, respectively. When a seller/servicer repurchases a mortgage that is securitized by us, our related guarantee asset and obligation are extinguished similar to any other form of liquidation event for our PCs. However, when we exercise our recourse provisions due to misrepresentation by the seller for loans that have already been repurchased by us under our performance guarantee, we remove the carrying value of our related mortgage asset and recognize recoveries on loans impaired upon purchase.

Mortgage and Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage and bond insurers that insure mortgages and securities we purchase or guarantee. We manage this risk by establishing eligibility standards for mortgage insurers and by regularly monitoring our exposure to individual mortgage and bond insurers. Our monitoring includes regularly performing analysis of the estimated financial capacity of these insurers under different adverse economic conditions. We also monitor the insurers’ credit ratings, as provided by nationally recognized statistical rating organizations, and we periodically review the methods used by those organizations. Recently, many of our large insurers have been downgraded by nationally recognized statistical rating organizations. We periodically perform on-site reviews of mortgage insurers to confirm compliance with our eligibility requirements and to evaluate their management and control practices. In addition, state insurance authorities regulate insurers.

Although we monitor the financial strength of our mortgage and bond insurers, we also place emphasis on the analysis of ratings agencies to evaluate claims paying ability and the capital strength of the firms. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provides credit enhancement fails to fulfill its obligation, the result could be increased credit-related costs and a possible reduction in the fair values associated with our PCs or Structured Securities. Table 35 presents our exposure to mortgage insurers, excluding bond insurance, as of June 30, 2008.

Table 35 — Mortgage Insurance by Counterparty

	June 30, 2008
	S&P Credit	S&P Credit	Primary	Pool	Maximum
Counterparty Name	Rating(1)	Rating Outlook	Insurance(2)	Insurance(2)	Exposure(3)
	(dollars in billions)

Mortgage Guaranty Insurance Corp. (MGIC)	A	Negative	$58	$52	$16
Radian Guaranty Inc.	A	Negative	40	25	12
Genworth Mortgage Insurance Corporation	AA	Negative	41	1	10
PMI Mortgage Insurance Co. (PMI)	A+	Negative	30	5	8
United Guaranty Residential Insurance Co.	AA+	Negative	32	1	8
Republic Mortgage Insurance (RMIC)	AA−	Negative	26	4	7
Others(4)	—	—	18	5	4

Total			$245	$93	$65

(1)	Latest rating available as of July 31, 2008.
(2)	Represents the amount of unpaid principal balance at the end of the period for single-family mortgages in our retained portfolio and backing our issued PCs and Structured Securities covered by the respective insurance type.
(3)	Represents the remaining contractual limit for reimbursement of losses of principal incurred on the aggregate policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	No remaining counterparty represents greater than 10% of our total maximum exposure.

For our exposure to mortgage insurers, we evaluate the recovery from these insurance policies for mortgage loans in our retained portfolio as well as loans underlying our PCs and Structured Securities as part of the estimate of our provision for

56	Freddie Mac

credit losses. To date, downgrades of insurer financial strength ratings and our evaluation of remediation plans provided by our counterparties have not affected our provision for credit loss; however, we have reflected expectations of unrecoverable claims in our fair value estimates of our guarantee obligation during the second quarter of 2008. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Loss” for further information.

Based upon currently available information, we expect that most of our mortgage insurance counterparties possess adequate financial strength and capital to meet their obligations to us for the near term. On June 19, 2008, Triad Guaranty Insurance Corporation, or Triad, which is included in “Others” on Table 35 above, announced that it would cease issuing new insurance business effective July 15, 2008. In accordance with our insurer eligibility requirements, we suspended our rating of Triad as a Type-I, approved insurer on May 14, 2008, subsequently denied Triad’s appeal of our suspension and on June 19, 2008 informed our customers that mortgages with commitments of insurance from Triad dated after July 14, 2008 are not eligible for sale to us. For an insurer to be designated by us as Type-I the company must be rated by at least two of the following three rating agencies — S&P, Moody’s, and Fitch, and must not receive a rating less than AA−/Aa3 by any listed rating agency. We also reviewed the remediation plans for returning to Type-I status provided by each of MGIC, Radian Guaranty Inc. and PMI after their downgrades below AA. We have determined, based on those plans, to continue to treat their eligibility as if they were a Type-I, approved insurer. On June 27, 2008, Republic Mortgage Insurance Company was downgraded below the AA-category by one rating agency and has committed to providing us, within sixty days of that date, a remediation plan for returning to Type-I status.

We primarily have exposure to monoline bond insurers when we purchase a security with insurance owned by the trust issuing the security. For this type of exposure, our potential losses are reflected through declines in the fair value of the security. We also have exposure to monolines when we purchase additional credit protection (i.e., insurance) directly from the monolines to mitigate a portion of the credit risk on certain of our non-agency mortgage-related securities in our retained portfolio. We evaluate the recovery from these insurance policies as part of our impairment analysis for securities within our retained portfolio. We recognized impairment during the second quarter of 2008 on certain of these securities covered by one of our monoline bond insurers. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Retained Portfolio” for more information on our impairment analysis of securities covered by monoline bond insurance. Table 36 presents our coverage amounts of monoline bond insurance, including secondary coverage, for securities held in our retained portfolio and non-mortgage-related investments in our cash and investments portfolio, on a combined basis.

Table 36 — Monoline Bond Insurance by Counterparty

	June 30, 2008
	S&P Credit	S&P Credit	Coverage	Percent
Counterparty Name	Rating(1)	Rating Outlook	Outstanding(2)	of Total
	(dollars in billions)

Ambac Assurance Corporation	AA	Negative	$6	37%
FGIC	BB	Negative	3	19
MBIA Insurance Corp.	AA	Negative	4	21
Financial Security Assurance Inc.	AAA	Stable	2	14
Others(3)	—	—	2	9

Total			$17	100%

(1)	Latest rating available as of July 31, 2008.
(2)	Represents the contractual limit for reimbursement of losses incurred on non-agency mortgage-related securities held in our retained portfolio and non-mortgage securities in our cash and investment portfolio.
(3)	No remaining counterparty represents greater than 10% of our total coverage outstanding.

In accordance with our risk management policies we will continue to actively monitor the financial strength of our mortgage and bond insurers and take appropriate actions, as considered necessary in this challenging market environment. In the event one or more of our mortgage or bond insurers were to become insolvent it is possible that we would not collect all of our claims from the affected insurer and it may impact our ability to recover certain unrealized losses on our retained portfolio or recoveries associated with credit losses in our guaranteed PCs and Structured Securities. To date, no mortgage or bond insurer has failed to meet its obligations to us.

Mortgage Credit Risk

Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage and the general economic environment. To manage our mortgage credit risk, we focus on three key areas: underwriting requirements and quality control standards; portfolio diversification; and portfolio management activities, including loss mitigation and the use of credit enhancements.

All mortgages that we purchase for our retained portfolio or that we guarantee have an inherent risk of default. We seek to manage the underlying risk by adequately pricing for the risk we assume using our underwriting and quality control processes. Our underwriting process evaluates mortgage loans using several critical risk characteristics, such as credit score, LTV ratio and occupancy type.

57	Freddie Mac

Underwriting and quality control standards

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, we provide originators with a series of mortgage underwriting standards and the originators represent and warrant to us that the mortgages sold to us meet these requirements. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage or make us whole in the event of a default. In response to the changes in the residential mortgage market during the last year, we made changes to our underwriting guidelines in early 2008, with which our seller/servicers must comply for loans delivered to us for purchase or securitization. These changes will result in our reducing purchases of mortgages with LTV ratios over 95%, and limiting combinations of higher-risk characteristics in loans we purchase, including those with reduced documentation. We have also reduced maximum LTV ratios for certain cash-out refinance and investment property mortgages to 90% or less, depending on the number of units in the property and the presence of secondary financing. In some cases, binding commitments under existing customer contracts may delay the effective dates of underwriting adjustments. We expect that the changes we have made to our underwriting guidelines will improve the credit profile of the mortgages that are delivered to us and have a positive impact on our credit risk exposure going forward.

In response to market needs, the Economic Stimulus Act of 2008 temporarily increased the conforming loan limit in certain high-cost areas for mortgages originated from July 1, 2007 through December 31, 2008. The new loan limits are applicable to high cost areas only and are the higher of the 2008 conforming loan limit ($417,000) or 125% of the HUD determined area median house price, not to exceed $729,750, for a 1-unit property. See “EXECUTIVE SUMMARY — Legislative and Regulatory Matters — Government Sponsored Enterprise, or GSE, Oversight Legislation” for changes to the conforming loan limits effective January 1, 2009. We have specified certain credit requirements for loans we will accept in this category, including but not limited to, (a) limitations in certain volatile home price markets, (b) required borrower documentation of income and assets, (c) limits on cash-out refinancing amounts and (d) a maximum original LTV ratio of 90%. We began purchasing and securitizing conforming-jumbo mortgages in April 2008. Our purchases of these loans into our total mortgage portfolio for the three months ended June 30, 2008 have totaled $471 million in unpaid principal balance. We have experienced increased competition in the mortgage finance market during the first half of 2008 with respect to this product. Given market conditions and competition especially from FHA, we do not anticipate purchasing material amounts of conforming jumbo product in 2008.

58	Freddie Mac

Table 37 provides characteristics of our single-family mortgage loans purchased during the three and six months ended June 30, 2008 and 2007, and of our single-family mortgage portfolio at June 30, 2008 and December 31, 2007.

Table 37 — Characteristics of Single-Family Mortgage Portfolio(1)

	Purchases During		Purchases During
	the Three Months		the Six Months		Portfolio at
	Ended June 30,		Ended June 30,		June 30,	December 31,
	2008	2007	2008	2007	2008	2007
Original LTV Ratio Range(2)

≤ 60%	26%	17%	24%	18%	22%	22%
> 60% – 70%	17	14	17	14	16	16
> 70% – 80%	38	54	39	54	46	47
> 80% – 90%	11	6	11	6	8	8
> 90% – 100%	8	9	9	8	8	7

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	70%	74%	71%	73%	71%	71%
Estimated Current LTV Ratio Range(3)
≤ 60%					37%	41%
> 60% – 70%					15	15
> 70% – 80%					19	19
> 80% – 90%					14	15
> 90% – 100%					8	7
> 100%					7	3

Total					100%	100%

Weighted average estimated current LTV ratio					67%	63%
Credit Score(4)
≥740	54%	42%	52%	42%	45%	45%
700 – 739	22	23	22	23	23	23
660 – 699	15	19	16	19	18	18
620 – 659	6	10	7	10	9	9
< 620	3	5	3	5	4	4
Not available	—	1	—	1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score	735	719	732	719	724	723
Loan Purpose
Purchase	34%	47%	35%	46%	39%	40%
Cash-out refinance	36	33	34	34	31	30
Other refinance	30	20	31	20	30	30

Total	100%	100%	100%	100%	100%	100%

Property Type
1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3

Total	100%	100%	100%	100%	100%	100%

Occupancy Type
Primary residence	90%	89%	90%	89%	91%	91%
Second/vacation home	5	6	5	6	5	5
Investment	5	5	5	5	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the unpaid principal balance of the single-family mortgage portfolio excluding certain Structured Transactions. Structured Transactions with ending balances of $3 billion at June 30, 2008 and $6 billion at December 31, 2007 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchases made during 2008, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. Including secondary financing, the total LTV ratios above 90% were 14% at both June 30, 2008 and December 31, 2007.
(4)	Credit score data is as of mortgage loan origination and is based on the rating system scale developed by Fair, Isaac and Co., Inc., or FICO®, scores.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by one or more of the following: (a) mortgage insurance for mortgage amounts above the 80% threshold; (b) a seller’s agreement to repurchase or replace any mortgage upon default; or (c) retention by the seller of at least a 10% participation interest in the mortgages. In addition, we employ other types of credit enhancements, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures. For the approximately 29% and 25% of single-family

59	Freddie Mac

mortgage loans with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 710 and 708 at June 30, 2008 and December 31, 2007, respectively.

Higher Risk Combinations

Combining certain loan characteristics often can indicate a higher degree of credit risk. For example, mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency, default and credit losses. However, our participation in these categories generally helps us meet our affordable housing goals. For approximately 13% of single-family mortgage loans, including those underlying our PCs and Structured Securities, where the average credit score of the borrower was less than 660, the average estimated current LTV ratio based on our first lien exposure, was 75% and 71% at June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008, approximately 1% of single-family mortgage loans we have guaranteed were made to borrowers with credit scores below 620 and had first lien, original LTV ratios, based on the loan amount we guarantee, above 90% at the time of mortgage origination. In addition, as of June 30, 2008, 4% of Alt-A single-family loans we have guaranteed were made to borrowers with credit scores below 620 at mortgage origination. In prior years, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on first lien mortgages. Including this secondary financing by third parties, we estimate that the percentage of first lien loans we have guaranteed that have total original LTV ratios above 90% was approximately 14% at both June 30, 2008 and December 31, 2007.

Portfolio Product Diversification

Product mix affects the credit risk profile of our total mortgage portfolio. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who seek and qualify for them. In a rising interest rate environment, balloon/reset mortgages and ARMs typically default at a higher rate than fixed-rate mortgages, although default rates for different types of ARMs may vary.

The primary mortgage products within our retained portfolio mortgage loans and our issued PCs and Structured Securities portfolio are conventional first lien, fixed-rate mortgage loans. We did not purchase any second lien mortgage loans during the six months ended June 30, 2008 and 2007 and these loans constituted less than 0.1% of those underlying our PCs and Structured Securities portfolio as of June 30, 2008. However, during the past several years, there was a rapid proliferation of mortgage products designed to address a variety of borrower and lender needs, including issues of affordability, and reduced income documentation requirements. While features of these products have been on the market for some time, their prevalence in the market and in our total mortgage portfolio has increased. See “ITEM 1. BUSINESS — REGULATION AND SUPERVISION — Office of Federal Housing Enterprise Oversight — Guidance on Non-traditional Mortgage Product Risks and Subprime Lending” and “ITEM 1A. RISK FACTORS — Legal and Regulatory Risks” in our Registration Statement for more information on these products. Single-family traditional long-term fixed-rate mortgages comprised approximately 80% of our retained portfolio mortgage loans and loans underlying our issued PCs and Structured Securities at both June 30, 2008 and December 31, 2007.

Structured Transactions

We also issue certain Structured Securities to third parties in exchange for non-Freddie Mac mortgage-related securities. The non-Freddie Mac mortgage-related securities use collateral transferred to trusts that were specifically created for the purpose of issuing the securities. We refer to this type of Structured Security as a Structured Transaction. Structured Transactions can generally be segregated into two different types. In the most common type, we purchase only the senior tranches from a non-Freddie Mac senior-subordinated securitization, place these senior tranches into a securitization trust, provide a guarantee of the principal and interest of the senior tranches, and issue the Structured Transaction. For other Structured Transactions, we purchase single-class, or pass-through, securities, place them in a securitization trust, guarantee the principal and interest, and issue the Structured Transaction. In the first type of Structured Transaction, the senior tranches we purchase as collateral for the Structured Transactions benefit from credit protections from the related subordinated tranches, which we do not purchase. Additionally, there are other credit enhancements and structural features retained by the seller, such as excess interest or overcollateralization, which provide credit protection to our interests, and reduce the likelihood that we will have to perform under our guarantee. Structured Transactions backed by single-class pass-through securities do not benefit from structural or other credit enhancement protections. In exchange for providing our guarantee on Structured Transactions, we may receive a management and guarantee fee.

Subprime Loans

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss

60	Freddie Mac

severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards such as limited or no documentation of a borrower’s income. The subprime market helps certain borrowers by broadening the availability of mortgage credit. While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Combinations” for further information). In addition, we estimate that approximately $6 billion of security collateral underlying our Structured Transactions at both June 30, 2008 and December 31, 2007 were classified as subprime.

With respect to our retained portfolio, at June 30, 2008 and December 31, 2007, we held investments of approximately $86 billion and $101 billion, respectively, of non-agency mortgage-related securities backed by subprime loans. These securities include significant credit enhancement, particularly through subordination, and 91% and 100% of these securities were investment grade at June 30, 2008 and December 31, 2007, respectively. During 2008, the credit characteristics of these securities have experienced significant and rapid declines. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Retained Portfolio” for further discussion and our evaluation of these securities for impairment.

On July 8, 2008, the American Securitization Forum, or ASF, working with various constituency groups as well as representatives of U.S. federal government agencies, updated the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime ARM Loans, or the ASF Framework, which the ASF originally issued in 2007. The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default during 2008 because the borrowers cannot afford the increased payments after the interest rate is reset, or adjusted, on their mortgage loans. The ASF Framework is focused on subprime, first-lien, ARMs that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Subprime ARM Loans” within the ASF Framework). Under the ASF Framework, Subprime ARM Loans are divided into the following segments:

•	Segment 1 — those where the borrowers are expected to refinance their loans if they are unable or unwilling to meet their reset payment obligations;

•	Segment 2 — those where the borrower is unlikely to be able to refinance into any readily available mortgage product. Criteria to categorize these loans include a credit score less than 660 and other criteria that would otherwise make the loan FHA ineligible.

•	Segment 3 — those where the borrower is unlikely to be able to refinance into any readily available mortgage product and the servicer is expected to pursue available loss mitigation actions.

As of June 30, 2008, approximately $19 million of mortgage loans that back our PCs and Structured Securities meet the qualifications of segment 2, Subprime ARM Loan. However, we have not applied the approach in the ASF Framework and it has not had any impact on the off-balance sheet treatment of our PCs and Structured Securities that hold loans meeting the related Subprime ARM Loan criteria. Our loss mitigation approach for Subprime ARM Loans under the ASF Framework is the same as any other delinquent loan underlying our PCs and Structured Securities. Refer to “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — CREDIT RISKS — Mortgage Credit Risk — Loss Mitigation Activities” in our Registration Statement for a description of our approach to loss mitigation activity.

Alt-A Loans

Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or alternative documentation than a full documentation mortgage loan. Although there is no universally accepted definition of Alt-A, industry participants have used this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation.

We principally acquire mortgage loans originated as Alt-A from our traditional lenders that largely specialize in originating prime mortgage loans. These lenders typically originate Alt-A loans as a complementary product offering and generally follow an origination path similar to that used for their prime origination process. In determining our Alt-A exposure in loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, which indicate that the loan should be classified as Alt-A. We estimate that approximately $188 billion, or 10%, of loans underlying our guaranteed PCs and Structured Securities at June 30, 2008 were classified as Alt-A mortgage loans. In addition, we estimate that approximately $2 billion, or approximately 7%, of our investments in single-family mortgage loans in our retained portfolio were classified as Alt-A loans as of June 30, 2008. For all of these Alt-A loans combined, the average credit score was 724, the estimated current average LTV ratio, based on our guaranteed exposure, was 78%. The

61	Freddie Mac

delinquency rate for these Alt-A loans was 3.72% and 1.86% at June 30, 2008 and December 31, 2007, respectively. We implemented several changes in our underwriting and eligibility criteria in 2008 to reduce our acquisition of certain higher-risk loan products, including Alt-A loans. As a result there are approximately $14 billion of single-family Alt-A mortgage loans in our retained portfolio and underlying our PCs and Structured Securities as of June 30, 2008 that were originated in 2008 as compared to $60 billion remaining as of June 30, 2008 that were originated in 2007.

We also invest in non-agency mortgage-related securities backed by Alt-A loans in our retained portfolio. We have classified these securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. A total of $48 billion and $51 billion of our single-family non-agency mortgage-related securities were backed by Alt-A and other mortgage loans at June 30, 2008 and December 31, 2007, respectively. We have focused our purchases on credit-enhanced, senior tranches of these securities, which provide additional protection due to subordination. Of these securities, 98% and 100% were investment grade at June 30, 2008 and December 31, 2007, respectively. We estimate that the declines in fair values for most of these securities have been due to decreased liquidity and larger risk premiums in the mortgage market. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Retained Portfolio” for discussion of our evaluation of these securities for impairment.

Credit Enhancements

At June 30, 2008 and December 31, 2007, our credit-enhanced mortgages and mortgage-related securities represented approximately 18% and 17% of the $1,914 billion and $1,819 billion, respectively, of the unpaid principal balance of the total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, our Structured Transactions and that portion of issued Structured Securities that is backed by Ginnie Mae Certificates. We exclude non-Freddie Mac mortgage-related securities because they expose us primarily to institutional credit risk. We exclude that portion of Structured Securities backed by Ginnie Mae Certificates because the incremental credit risk to which we are exposed is considered insignificant. Although many of our Structured Transactions are credit enhanced, including through the use of subordinated structures, we have excluded these balances because we do not perform the servicing of the underlying securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” for additional information on credit enhancement coverage of our investments in non-Freddie Mac mortgage-related securities.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family mortgage portfolio, including those underlying our PCs and Structured Securities, and is typically provided on a loan-level basis. As of June 30, 2008 and December 31, 2007, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under primary mortgage insurance, excluding reimbursement of expenses was $58.5 billion and $51.9 billion, respectively.

Other prevalent types of credit enhancement that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. At June 30, 2008 and December 31, 2007, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under lender recourse and indemnification agreements was $11.7 billion and $12.1 billion, respectively; and at both dates, we had $3.8 billion in pool insurance. See “Institutional Credit Risk — Mortgage and Bond Insurers” and “Mortgage Seller/Servicers” for further discussion about our mortgage loan insurers and seller/servicers.

Other forms of credit enhancements on single-family mortgage loans include government guarantees, collateral (including cash or high-quality marketable securities) pledged by a lender, excess interest and subordinated security structures. At both June 30, 2008 and December 31, 2007, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under other forms of credit enhancements was $0.5 billion. Table 38 provides information on credit enhancements and credit performance for our Structured Transactions.

62	Freddie Mac

Table 38 — Credit Enhancement, or CE, and Credit Performance of Single-Family Structured Transactions(1)

	Unpaid Principal Balance						Credit Losses(4)
	at June 30,				Average CE	Delinquency	Six Months Ended June 30,
Structured Transaction Type	2008		2007		Coverage(2)	Rate(3)	2008	2007
	(in millions)						(in millions)

Pass-through	$19,821	(5)	$14,681	(5)	—%	4.99%	$19	$—
Overcollateralization	5,592		4,584		19%	16.41%	1	—

Total Structured Transactions	$25,413		$19,265		4%	11.86%	$20	$—

(1)	Structured Transactions are a type of Structured Security where we issue our guarantee in a securitization using private-label, or non-Freddie Mac issued securities, as collateral. We issue two types of Structured Transactions, those using securities with senior/subordinated structures as well as other forms of credit enhancements, which represent the amount of protection against financial loss, and those without such structures which we categorize as a pass-through transaction. Credit enhancement percentages for each category are calculated based on information available from third-party financial data providers and exclude certain loan-level credit enhancements, such as private mortgage insurance, that may also afford additional protection to us.
(2)	Average credit enhancement represents a weighted-average coverage percentage, is based on unpaid principal balances and includes overcollateralization and subordination at June 30, 2008.
(3)	Based on the number of loans that are past due 90 days or more, at June 30, 2008.
(4)	Represents the total of our guaranteed payments that has exceeded the remittances of the underlying collateral and includes amounts charged-off during the period. Charge-offs are the amount of contractual principal balance that has been discharged in order to satisfy the mortgage and extinguish our guarantee.
(5)	Includes $2.0 billion and $2.4 billion at June 30, 2008 and 2007, respectively, that are securitized FHA/VA loans, for which those agencies provide recourse for 100% of qualifying losses associated with the loan.

The delinquency rates associated with Structured Transactions categorized as pass-through structures have increased significantly during 2008. Although our credit losses to date have been minimal, we have increased our provision for credit losses on these guarantees during the three and six months ended June 30, 2008. Our credit losses on Structured Transactions during the six months ended June 30, 2008 are principally related to Option ARM loans underlying several of these transactions. Our loan loss reserves associated with pass-through Structured Transactions issued prior to January 1, 2008, as a coverage ratio of the related outstanding UPB was approximately 2.0% and 1.3% as of June 30, 2008 and December 31, 2007, respectively. We are actively monitoring the credit performance of the loans underlying these Structured Transactions, particularly those originated during 2006 and 2007, and we will continue our loss mitigation efforts in the remainder of 2008.

We may use credit enhancements to mitigate risk of loss on certain multifamily mortgages and revenue bonds, generally those without recourse to the borrower. At June 30, 2008 and December 31, 2007, in connection with multifamily loans as well as PCs and Structured Securities backed by multifamily mortgage loans, excluding the loans that are underlying Structured Transactions, we had maximum coverage of $2.7 billion and $1.2 billion, respectively.

Loss Mitigation Activities

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in delinquent mortgages and providing alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and support fulfillment of our mission by assisting borrowers in retaining homeownership. Foreclosure alternatives are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the credit loss in REO. Our loss mitigation activities have increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, as shown in Table 39.

Table 39 — Single-Family Foreclosure Alternatives(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(number of loans)

Repayment plans	10,691	9,031	23,078	20,103
Loan modifications	4,687	2,179	8,933	4,081
Forbearance agreements	785	740	1,602	1,803
Pre-foreclosure sales	1,252	530	2,083	934

Foreclosure alternatives	17,415	12,480	35,696	26,921

(1)	Based on the single-family mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Repayment plans are generally agreements with the borrower outside of the original mortgage loan agreement which allow for the borrower to separately repay all past due amounts, including nominal interest. Loan modifications include either: (a) those that result in a concession to the borrower, which are the only situations in which we do not expect to

63	Freddie Mac

recover the full original principal and interest due under the loan, or (b) those that do not result in a concession to the borrower, such as adding the past due amounts to the balance of the loan and extending the term. The majority of our loan modifications for the three and six months ended June 30, 2008 are those in which we have agreed to add the past due amounts to the balance of the loan. Due to the higher rates of delinquency in loans underlying our single-family PCs, we are increasing our use of loan modifications and pre-foreclosure sales in 2008 as compared to 2007.

Credit Performance

Performing and Non-Performing Assets

We have classified single-family loans in our total mortgage portfolio that are past due for 90 days or more (seriously delinquent) or whose contractual terms have been modified as a troubled debt restructuring due to the financial difficulties of the borrower as non-performing assets. Similarly, multifamily loans are classified as non-performing assets if they are 90 days or more past due (seriously delinquent), if collectibility of principal and interest is not reasonably assured based on an individual loan level assessment, or if their contractual terms have been modified due to financial difficulties of the borrower. Table 40 provides detail of performing and non-performing assets within our total mortgage portfolio.

Table 40 — Performing and Non-Performing Assets(1)

	June 30, 2008
		Non-Performing Assets
		Less Than
	Performing	90 Days	Seriously
	Assets(2)	Past Due(3)	Delinquent(4)	Total
	(in millions)

Mortgage loans in the retained portfolio
Multifamily	$63,504	$60	$—	$63,564
Multifamily troubled debt restructurings	—	243	21	264

Subtotal, mortgage loans in our retained portfolio, multifamily	63,504	303	21	63,828

Single-family	17,105	—	876	17,981
Single-family loans purchased under financial guarantees(5)	3,450	—	2,649	6,099
Single-family troubled debt restructurings	—	2,433	682	3,115

Subtotal, mortgage loans in our retained portfolio, single-family	20,555	2,433	4,207	27,195

Subtotal, mortgage loans in our retained portfolio	84,059	2,736	4,228	91,023

Guaranteed PCs and Structured Securities
Multifamily(6)	13,864	51	12	13,927
Single-family(6)	1,766,179	—	16,283	1,782,462
Structured Securities backed by non-Freddie Mac mortgage-related securities(7)	25,437	—	1,977	27,414

Subtotal, guaranteed PCs and Structured Securities	1,805,480	51	18,272	1,823,803

REO, net	—	—	2,580	2,580

Totals	$1,889,539	$2,787	$25,080	$1,917,406

64	Freddie Mac

	December 31, 2007
		Non-Performing Assets
		Less Than
	Performing	90 Days	Seriously
	Assets(2)	Past Due(3)	Delinquent(4)	Total
	(in millions)

Mortgage loans in the retained portfolio
Multifamily	$57,295	$—	$3	$57,298
Multifamily troubled debt restructurings	—	264	7	271

Subtotal, mortgage loans in our retained portfolio, multifamily	57,295	264	10	57,569

Single-family	13,591	—	698	14,289
Single-family loans purchased under financial guarantees(5)	2,399	—	4,602	7,001
Single-family troubled debt restructurings	—	2,690	609	3,299

Subtotal, mortgage loans in our retained portfolio, single-family	15,990	2,690	5,909	24,589

Subtotal, mortgage loans in our retained portfolio	73,285	2,954	5,919	82,158

Guaranteed PCs and Structured Securities
Multifamily(6)	10,607	51	—	10,658
Single-family(6)	1,700,543	—	6,141	1,706,684
Structured Securities backed by non-Freddie Mac mortgage-related securities(7)	19,846	—	1,645	21,491

Subtotal, guaranteed PCs and Structured Securities	1,730,996	51	7,786	1,738,833

REO, net	—	—	1,736	1,736

Totals	$1,804,281	$3,005	$15,441	$1,822,727

(1)	Balances exclude mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not unpaid principal of the underlying mortgage loans. Mortgage loans held in our retained portfolio reflect the unpaid principal balances of the loan.
(2)	Consists of single-family and multifamily loans that are less than 90 days past due and not classified as a troubled debt restructuring.
(3)	Includes single-family loans that were previously reported as seriously delinquent and for which the original loan terms have been modified.
(4)	Consists of loans 90 days or more delinquent or in foreclosure at period end. Delinquency status does not apply to REO; however, REO is included in non-performing assets.
(5)	Represent those loans purchased from the mortgage pools underlying our PCs, Structured Securities or long-term standby agreements due to the borrower’s delinquency. Once we purchase a loan under our financial guarantee, it is placed on non-accrual status as long as it remains greater than 90 days past due.
(6)	Excludes our Structured Securities that we classify separately as Structured Transactions.
(7)	Consist of our single-family and multifamily Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

The amount of non-performing assets increased 51% during the six months ended June 30, 2008, to approximately $27.9 billion, from $18.4 billion at December 31, 2007, due to continued deterioration in single-family housing market fundamentals, as well as increases in the average size of seriously delinquent loans compared to 2007. The delinquency transition rate is the percentage of delinquent loans that proceed to foreclosure or are modified as troubled debt restructurings. This rate increased during the six months ended June 30, 2008, compared to the same period of 2007. The changes in these delinquency transition rates, as compared to our historical experience, have been progressively worse for loans originated in 2006 and 2007. We believe this trend is, in part, due to our greater purchase volume of non-traditional loans, such as interest-only mortgages during those years. In addition, the balance of our REO, net, increased 49% during the six months ended June 30, 2008. Until nationwide home prices return to historical appreciation rates and selected regional economies improve, we expect to continue to experience higher delinquency transition rates than those experienced in past years and further increases in our non-performing assets.

Delinquencies

We report single-family delinquency rate information based on the number of loans that are 90 days or more past due. For multifamily loans, we report the mortgage loans as delinquent when payment is 90 days or more past due. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent for purposes of reporting seriously delinquent loans if the borrower is less than 90 days delinquent under the modified terms. We include all the single-family loans that we own and those that are collateral for our PCs and Structured Securities for which we actively manage the credit risk. Consequently, we exclude that portion of our Structured Securities that are backed by Ginnie Mae Certificates and our Structured Transactions. We exclude Structured Securities backed by Ginnie Mae Certificates because these securities do not expose us to meaningful amounts of credit risk due to the guarantee provided on these securities by the U.S. government. We exclude Structured Transactions from the delinquency rates of our single-family mortgage portfolio because these are backed by non-Freddie Mac securities and consequently, we do not service the underlying loans and do not perform principal loss mitigation. Many of these securities are significantly credit enhanced through subordination and are not representative of the loans for which we have primary, or first loss, exposure. Structured Transactions represented approximately 1% of our total mortgage portfolio at both June 30, 2008 and December 31, 2007. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 5.6 — Delinquency Performance” to our consolidated financial statements for the delinquency performance of our single-family and multifamily mortgage portfolios, including Structured Transactions. Table 41 presents regional single-family delinquency rates for non-credit enhanced loans.

65	Freddie Mac

Table 41 — Single-Family — Delinquency Rates, Excluding Structured Transactions — By Region(1)

	June 30, 2008		December 31, 2007
	Percent of		Percent of
	Unpaid Principal	Delinquency	Unpaid Principal	Delinquency
	Balance(2)	Rate	Balance(2)	Rate

Northeast(1)	24%	0.53%	24%	0.39%
Southeast(1)	18	0.98	18	0.59
North Central(1)	19	0.59	20	0.48
Southwest(1)	13	0.38	13	0.32
West(1)	26	0.80	25	0.42

	100%		100%

Total non-credit-enhanced — all regions		0.67		0.45
Total credit-enhanced — all regions		2.10		1.62
Total single-family portfolio		0.93		0.65

(1)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(2)	Based on mortgage loans in our retained portfolio and total guaranteed PCs and Structured Securities issued, excluding that portion of Structured Securities that is backed by Ginnie Mae Certificates.

During 2007 and continuing in the six months ended June 30, 2008, home prices have declined broadly across the U.S. In some geographical areas, particularly in the North Central region, this decline has been combined with increased rates of unemployment and weakness in home sales, which has resulted in increases in delinquency rates throughout 2007 and the first half of 2008. We have also experienced increases in delinquency rates in the Northeast, Southeast and West regions for the six months ended June 30, 2008, particularly in the states of California, Florida, Nevada and Arizona.

Increases in delinquency rates occurred in all product types during the six months ended June 30, 2008, but were most significant for interest-only, Alt-A and ARM mortgage loans. Delinquency rates for interest-only and option ARM products, which together represented approximately 10% of our total single-family mortgage guarantee portfolio at June 30, 2008, increased to 4.10% and 4.92% at June 30, 2008, respectively, compared with 2.03% and 2.24% at December 31, 2007, respectively. Although we believe our delinquency rates for the total single-family portfolio have remained low relative to conforming loan delinquency rates of other industry participants, we expect our delinquency rates to continue to rise over the remainder of 2008.

Table 42 presents activities related to loans purchased under financial guarantees for the three and six months ended June 30, 2008 and 2007.

Table 42 — Changes in Loans Purchased Under Financial Guarantees(1)

	Three Months Ended June 30,
	2008				2007
	Unpaid	Purchase	Loan Loss	Net	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$6,143	$(1,444)	$(5)	$4,694	$3,964	$(411)	$(1)	$3,552
Purchases of loans	723	(173)	—	550	1,822	(340)	—	1,482
Provision for credit losses	—	—	(2)	(2)	—	—	(1)	(1)
Principal repayments	(226)	64	—	(162)	(394)	44	—	(350)
Troubled debt restructurings(2)	(17)	5	—	(12)	(178)	24	—	(154)
Foreclosures, transferred to REO	(524)	162	1	(361)	(498)	62	—	(436)

Ending balance	$6,099	$(1,386)	$(6)	$4,707	$4,716	$(621)	$(2)	$4,093

	Six Months Ended June 30,
	2008				2007
	Unpaid	Purchase	Loan Loss	Net	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$7,001	$(1,767)	$(2)	$5,232	$2,983	$(220)	$—	$2,763
Purchases of loans	1,146	(245)	—	901	3,648	(598)	—	3,050
Provision for credit losses	—	—	(5)	(5)	—	—	(2)	(2)
Principal repayments	(510)	139	—	(371)	(706)	67	—	(639)
Troubled debt restructurings(2)	(28)	7	—	(21)	(325)	38	—	(287)
Foreclosures, transferred to REO	(1,510)	480	1	(1,029)	(884)	92	—	(792)

Ending balance	$6,099	$(1,386)	$(6)	$4,707	$4,716	$(621)	$(2)	$4,093

(1)	Consist of seriously delinquent loans purchased in performance of our financial guarantees and in accordance with Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” or SOP 03-3.
(2)	Consist of loans that have transitioned into troubled debt restructurings during the stated period. This excludes modifications involving capitalization, or addition, of past due amounts to the balance of the loan to return to current status during 2008.

As securities administrator, we are required to purchase a mortgage loan from a mortgage pool if a court of competent jurisdiction or a federal government agency, duly authorized to oversee or regulate our mortgage purchase business,

66	Freddie Mac

determines that our purchase of the mortgage was unauthorized and a cure is not practicable without unreasonable effort or expense, or if such a court or government agency requires us to repurchase the mortgage. Additionally, we are required to purchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon loans, shortly before the mortgage reaches its scheduled balloon repayment date. For the six months ended June 30, 2008 and 2007, we repurchased $1,296 million and $132 million, respectively, of such convertible ARMs and balloon loans, which increased in 2008 due to higher volumes of convertible ARM loans securitized in the last three years.

We also have the right to purchase mortgages that back our PCs and Structured Securities from the underlying loan pools when they are significantly past due. This right to repurchase collateral is known as our repurchase option. Through November 2007, our general practice was to purchase the mortgage loans out of PCs after the loans became 120 days delinquent. Effective December 2007, we no longer automatically purchase loans from PC pools once they become 120 days delinquent, but rather, we purchase loans from PCs when the loans have been 120 days delinquent and (a) the loans are modified, (b) foreclosure sales occur, (c) the loans have been delinquent for 24 months or (d) the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the nonperforming mortgage in our retained portfolio. Consequently, we purchased fewer impaired loans under our repurchase option for the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007. We record at fair value loans that we purchase in connection with our performance under our financial guarantees and record losses on loans purchased on our consolidated statements of income in order to reduce our net investment in acquired loans to their fair value.

The unpaid principal balance of non-performing loans that have been purchased under our financial guarantees and that have not been modified under troubled debt restructurings decreased approximately 13% and increased approximately 58% for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, we purchased approximately $1.1 billion in unpaid principal balances of these loans with a fair value at acquisition of $0.9 billion. Although the volume of these repurchases has decreased in the six months ended June 30, 2008, there was $12.5 billion unpaid principal balance of loans remaining in our PCs and Structured Securities as of June 30, 2008 that were greater than 120 days past due for which we have not exercised our repurchase option.

The loans acquired under our financial guarantees for the six months ended June 30, 2008 added $245 million of purchase discount, which consists of $74 million that was previously recorded on our consolidated balance sheets as loan loss reserve or guarantee obligation and $171 million of losses on loans purchased as shown on our consolidated statements of income for the six months ended June 30, 2008. We expect that we will continue to incur losses on the purchase of non-performing loans in 2008. However, the volume and severity of these losses is dependent on many factors, including the effects of our change in practice for repurchases and regional changes in home prices and the volume of home sales.

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses on loans purchased and provision for credit losses associated with purchases of delinquent loans from our PCs and Structured Securities in conjunction with our guarantee activities. Recoveries occur when a non-performing loan is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. During the six months ended June 30, 2008 and 2007, we recognized recoveries on loans impaired upon purchase of $347 million and $107 million, respectively. For impaired loans where the borrower has made required payments that return to current status, the basis adjustments are accreted into interest income over time as periodic payments are received.

As of June 30, 2008, the cure rate for non-performing loans that we purchased out of PCs during 2007 and 2006 was approximately 41% and 57%, respectively. The cure rate is the percentage of non-performing loans purchased with or without modification from PCs under our financial guarantee that have returned to current status or have been paid off, divided by the total non-performing loans purchased from PCs under our financial guarantee. A modified mortgage loan is classified as performing to the extent it is 90 days or less past due. We believe, based on our historical experience with 2006 and 2007 purchases, as well as our access to credit enhancement remedies, that we will continue to recognize recoveries in 2008 on impaired loans purchased during 2007 and 2006.

67	Freddie Mac

Table 43 — Status of Delinquent Single-Family Loans Purchased Under Financial Guarantees(1)

	Status as of
	June 30, 2008(2)
	2007	2006

Cured, with modifications(3)	8%	9%
Cured, without modifications:
Returned to less than 90 days past due	19	22
Loans repaid in full or repurchased by lenders	14	26

Total cured	41	57
Foreclosure(4)	36	33
Seriously delinquent	23	10

Total	100%	100%

(1)	Based on number of single-family delinquent loans purchased under our financial performance guarantees.
(2)	Represents the status as of June 30, 2008 of the loans acquired under our financial guarantee during each annual period.
(3)	Consists of loans that are less than 90 days past due under modified terms, including those resulting in a concession to the borrower. Loans that are modified include: (a) those that result in a concession to the borrower, which is the only situation in which we agree to accept less than the full original principal and interest due under the loan and (b) those that do not result in a concession to the borrower, such as adding the past due amounts to the balance of the loan. Modifications exclude borrower repayment plans for past due amounts executed outside of the original mortgage loan agreement.
(4)	Includes other dispositions that result in acceptance of less than the full amount owed by the borrower.

We have experienced increases in the rate at which loans transition from delinquency to foreclosure as evidenced by the increase of the foreclosure rate of our 2007 delinquent loan purchases and the increase in our REO balance during the second quarter of 2008. Our cure rates for 2007 delinquent loan purchases as of June 30, 2008 reflect a higher rate of these loans remaining delinquent when compared to the status of 2006 impaired loan purchases. We believe that these cure rate statistics reflect both the lag effect inherent in delinquent loans as well as the poorer performance of loans that were originated during 2007. Throughout 2007 and continuing into 2008, consistent with most mortgage investors and servicers, we have expanded our use of loan modifications and other foreclosure alternatives to avoid borrower foreclosures and reduce defaults. Consequently, we believe that the loans categorized as “Seriously delinquent” in Table 43 above will continue to decline since these loans do not fully reflect our current modification efforts because of the significant lag between the time a loan is purchased from our PCs and the conclusion of the loan resolution process. Although we have increased our mitigation activity, including modifications where we agree to add delinquent amounts to the balance of the loan to bring the borrower current, these recent efforts only partially offset the increases in the 2008 volume of delinquent loans.

As discussed above, beginning in December 2007, we significantly decreased our purchases of delinquent loans from our PCs. Although this action decreased the number of loans we purchase it had no effect on our loss mitigation efforts nor our ultimate credit losses and cure rates. However, we believe this will have significant impacts to our cure rate statistics for the loans we purchase under financial guarantees in 2008, because loans that in prior years would have been purchased from the pools after a serious delinquency will now generally remain in the pools until the loans have been modified. During 2008, other loans for which foreclosure sales occur or that have been delinquent for 24 months are purchased from the pools at dates generally later than before. Accordingly, while the number of loans we purchase will decrease in the near term, we anticipate the percentage “Cured, with modifications” and “Foreclosure” of loans purchased under financial guarantees in 2008 will increase, with a corresponding decrease in the percentage of “Cured, without modifications” and “Seriously delinquent.”

68	Freddie Mac

Table 44 provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends of the single-family mortgages underlying our PCs and Structured Securities.

Table 44 — REO Activity by Region(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(number of units)

REO Inventory
Beginning property inventory	18,419	9,650	14,394	8,785
Properties acquired by region:
Northeast	1,310	492	2,577	888
Southeast	2,614	1,123	4,597	2,110
North Central	3,445	2,137	6,582	4,215
Southwest	1,465	940	2,835	1,897
West	3,576	321	5,758	541

Total properties acquired	12,410	5,013	22,349	9,651
Properties disposed by region:
Northeast	(1,000)	(366)	(1,622)	(682)
Southeast	(1,949)	(1,059)	(3,359)	(1,903)
North Central	(2,795)	(1,943)	(4,940)	(3,616)
Southwest	(1,359)	(906)	(2,414)	(1,771)
West	(1,697)	(129)	(2,379)	(204)

Total properties disposed	(8,800)	(4,403)	(14,714)	(8,176)

Ending property inventory	22,029	10,260	22,029	10,260

(1)	See “Table 41 — Single-Family — Delinquency Rates, Excluding Structured Transactions — By Region” for a description of these regions.

Our REO property inventories increased 53% during the six months ended June 30, 2008 reflecting the impact of the weakening single-family housing market, particularly in the North Central, West, Northeast and Southeast regions. The impact of a national decline in single-family home prices and a decrease in the volume of home sales activity during 2008 lessens the alternatives to foreclosure for homeowners exposed to temporary deterioration in their financial condition. Increases in our single-family REO acquisitions have been most significant in the states of California, Arizona, Michigan, Virginia, Florida and Nevada, which had higher average loan balances due to home price appreciation of the last several years. Although the West region represents approximately 26% of the new acquisitions during the six months ended June 30, 2008, based on the number of units, the highest concentration in that region is in the state of California. At June 30, 2008, our REO inventory in California was approximately 25% of our total REO inventory. California has accounted for an increasing amount of our credit losses and approximately 30% of our total credit losses in the three months ended June 30, 2008.

Although the composition of interest-only and Alt-A loans in our single-family mortgage portfolio was approximately 9% at December 31, 2007, the number of our REO acquisitions that had been secured by either of these loan types represented more than 40% of our total REO acquisitions, based on unpaid principal balance at foreclosure, during the six months ended June 30, 2008. Interest-only and Alt-A mortgage loans also contributed to more than 50% of our credit losses in the six months ended June 30, 2008.

69	Freddie Mac

Credit Loss Performance

Some loans that are delinquent or in foreclosure result in credit losses. Table 45 provides detail on our credit loss performance associated with mortgage loans in our retained portfolio, including those purchased out of our PCs and Structured Securities.

Table 45 — Credit Loss Performance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in millions)

REO
REO balances:
Single-family	$2,580	$1,014	$2,580	$1,014
Multifamily	—	6	—	6

Total	$2,580	$1,020	$2,580	$1,020

REO operations expense:
Single-family	$(265)	$(16)	$(473)	$(30)
Multifamily	—	—	—	—

Total	$(265)	$(16)	$(473)	$(30)

CHARGE-OFFS
Single-family:
Charge-offs, gross(1) (including $628 million, $87 million, $926 million and $166 million relating to loan loss reserves, respectively)	$(722)	$(114)	$(1,177)	$(207)
Recoveries(2)	177	51	312	100

Single-family, net	(545)	(63)	(865)	(107)

Multifamily:
Charge-offs, gross(1)	—	—	—	—
Recoveries(2)	—	—	—	—

Multifamily, net	—	—	—	—

Total Charge-offs:
Charge-offs, gross(1) (including $628 million, $87 million, $926 million and $166 million relating to loan loss reserves, respectively)	(722)	(114)	(1,177)	(207)
Recoveries(2)	177	51	312	100

Total charge-offs, net	$(545)	$(63)	$(865)	$(107)

CREDIT LOSSES(3)
Single-family	$(810)	$(79)	$(1,338)	$(137)
Multifamily	—	—	—	—

Total	$(810)	$(79)	$(1,338)	$(137)

Total in basis points(4) (annualized)	17.3	2.0	14.5	1.7

(1)	Represent the amount of the unpaid principal balance of a loan that has been discharged in order to remove the loan from our retained portfolio at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of income through the provision for credit losses or losses on loans purchased. The amount of charge-offs for credit loss performance is generally derived as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net.
(4)	Calculated as annualized credit losses divided by the average total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance is a historic metric that measures losses at the conclusion of the loan resolution process. Our credit loss performance does not include our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase during 2008, as market conditions, such as home prices and the rate of home sales, continue to deteriorate. As part of our disclosure commitments with OFHEO, we disclose our estimate of credit loss sensitivity on a quarterly basis, disclosing the present value of the change in expected future credit losses from our issued single-family guaranteed PCs and Structured Securities resulting from an immediate 5% decline in home prices for the entire United States. Our estimate of this measure of sensitivity, after considering recoveries of credit enhancements such as mortgage insurance and our assumptions about home price appreciation after the initial 5% decline, was $4.2 billion and $3.1 billion as of June 30, 2008 and December 31, 2007, respectively. The increase during 2008 was attributable to the continued decline in home prices that has occurred during the first six months of 2008.

Single-family charge-offs, gross, for the six months ended June 30, 2008 increased to $1.2 billion compared to $207 million for the six months ended June 30, 2007, primarily due to an increase in the volume of REO properties acquired at foreclosure and continued deterioration of residential real estate markets in regional areas. The volume of single-family REO additions increased 132% for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The severity of charge-offs during the six months ended June 30, 2008 has increased due to declines in regional housing markets resulting in higher per-property losses. Our per-property loss severity during 2008 has been greatest in those areas

70	Freddie Mac

that experienced the fastest increases in property values during 2000 through 2006, such as California, Florida, Virginia, Nevada and Arizona. In addition, although interest-only and Alt-A loans comprise approximately 9% and 10% of those underlying our PCs and Structured Securities as of June 30, 2008, respectively, these loans have contributed approximately 50% of our credit losses during the six months ended June 30, 2008. The majority of interest-only and Alt-A loans in our single-family mortgage portfolio were originated in 2006 and 2007.

Loan Loss Reserves

We maintain two loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment in our retained portfolio and mortgages underlying our PCs, Structured Securities and other financial guarantees. Determining the loan loss and credit related loss reserves associated with our mortgage loans and PCs and Structured Securities is complex and requires significant management judgment about matters that involve a high degree of subjectivity. This management estimate is inherently more difficult to perform due to the absence of historical precedents relative to the current economic environment. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our Registration Statement for further information. Table 46 summarizes our loan loss reserves activity for guaranteed loans and those mortgage loans held in our retained portfolio, in total.

Table 46 — Loan Loss Reserves Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Total loan loss reserves:(1)
Beginning balance	$3,872	$803	$2,822	$619
Provision for credit losses	2,537	447	3,777	695

Charge-offs, gross(2)	(628)	(87)	(926)	(166)
Recoveries(3)	177	51	312	100

Charge-offs, net	(451)	(36)	(614)	(66)
Transfers, net(4)	(145)	(76)	(172)	(110)

Ending balance	$5,813	$1,138	$5,813	$1,138

(1)	Include reserves for loans held for investment in our retained portfolio and reserves for guarantee losses on PCs and Structured Securities.
(2)	Charge-offs related to retained mortgages represent the amount of the unpaid principal balance of a loan that has been discharged using the reserve balance to remove the loan from our retained portfolio at the time of resolution. Charge-offs exclude $94 million and $27 million for the three months ended June 30, 2008 and 2007, respectively, and $251 million and $41 million for the six months ended June 30, 2008 and 2007, respectively, related to reserve amounts previously transferred to reduce the carrying value of loans purchased under financial guarantees.
(3)	Recoveries of charge-offs primarily resulting from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	Consist primarily of: (a) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with non-performing loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase; and (b) amounts attributable to uncollectible interest on PCs and Structured Securities in our retained portfolio.

Our total loan loss reserves increased as we recorded additional reserves to reflect increased estimates of incurred losses, an observed increase in delinquency rates and increases in the estimated severity of losses on a per-property basis related to our single-family portfolio. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Provision for Credit Losses,” for additional information.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity for which we record guarantee assets and obligations and the related securitized assets are owned by third parties. See “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — OFF-BALANCE SHEET ARRANGEMENTS” in our Registration Statement and “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” in the notes to our consolidated financial statements for more discussion of our off-balance sheet arrangements.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage swap transactions and, to a lesser extent, commitments to purchase multifamily mortgage loans and revenue bonds that are not accounted for as derivatives and are not recorded on our consolidated balance

71	Freddie Mac

sheets. These non-derivative commitments totaled $337.5 billion and $173.4 billion at June 30, 2008 and December 31, 2007, respectively. Such commitments are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts of our assets, liabilities, income and expenses. Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations. They often require management to make difficult, complex or subjective judgments and estimates, at times, regarding matters that are inherently uncertain. Actual results could differ from our estimates and different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.

Our critical accounting policies and estimates relate to: (a) valuation of a significant portion of assets and liabilities; (b) allowances for loan losses and reserve for guarantee losses; (c) application of the static effective yield method to amortize the guarantee obligation; (d) application of the effective interest method; and (e) impairment recognition on investments in securities. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our Registration Statement.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See “Determination of Fair Value” for additional information about fair value hierarchy and measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Upon adoption of SFAS 157 on January 1, 2008, we began estimating the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, we no longer record estimates of deferred gains or immediate, “day one” losses on most guarantees. In addition, amortization of the guarantee obligation will now more closely follow our economic release from risk under the guarantee. However, all unamortized amounts recorded prior to January 1, 2008 will continue to be deferred and amortized using existing amortization methods with respect to disclosure of the fair value of our guarantee obligation on the Fair Value Balance Sheet. Valuation of the guarantee obligation subsequent to initial recognition will use current pricing assumptions and related inputs. For information regarding our fair value methods and assumptions, see “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements.

Determination of Fair Value

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the inputs a market participant would use at the measurement date. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect assumptions based on the best information available under the circumstances. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, or in situations where there is little, if any, market activity for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs, where available, and minimize the use of unobservable inputs.

The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted market prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets; and

Level 3:	Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Our Level 1 financial instruments consist of exchange-traded derivatives where quoted prices exist for the exact instrument in an active market. Our Level 2 instruments generally consist of high credit quality agency mortgage-related securities, commercial mortgage-backed securities, non-mortgage-related asset-backed securities, interest-rate swaps, option-based derivatives and foreign-currency denominated debt. These instruments are generally valued through one of the

72	Freddie Mac

following methods: (a) dealer or pricing service inputs with the value derived by comparison to recent transactions or similar securities and adjusting for differences in prepayment or liquidity characteristics; or (b) modeled through an industry standard modeling technique that relies upon observable inputs such as discount rates and prepayment assumptions.

Our Level 3 assets primarily consist of non-agency residential mortgage-related securities and our guarantee asset. While the non-agency mortgage-related securities were supported by little or no market activity in the first half of 2008, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used to value these instruments generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We generally have formal discussions with our pricing service vendors on a quarterly basis to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities backed by subprime and Alt-A mortgage loans beyond calculating median prices and discarding certain prices that are not valid based on our validation procedures.

These validation procedures are executed to ensure that the individual prices we receive are consistent with our observations of the marketplace and prices that are provided to us by other dealers or pricing services. These processes include automated checks of prices for reasonableness based on variations from prices provided in previous periods, comparisons of prices to internally calculated expected prices and relative value comparisons based on specific characteristics of securities. To the extent we determine that a price provided to us is outside established parameters, we will further examine the price including follow up discussions with the specific pricing service or dealer and ultimately not use that price if we are not able to determine the price is valid. All of these processes are executed prior to the use of the prices in the financial statement process. We validate our prices using sources different from the sources we use to obtain the price. This process is performed by an independent control group separate from that which is responsible for obtaining the prices. The pricing and related validation process is overseen by a senior management valuation committee that is responsible for reviewing all pricing judgments, methods, controls and results. The prices provided to us consider the existence of credit enhancements, including monoline insurance coverage and the current lack of liquidity in the marketplace.

For a description of how we determine the fair value of our guarantee asset, see “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” to our consolidated financial statements.

We periodically evaluate our valuation techniques and may change them to improve our fair value estimates, to accommodate market developments or to compensate for changes in data availability and reliability or other operational constraints. We review a range of market quotes from pricing services or dealers and perform analysis of internal valuations on a monthly basis to confirm the reasonableness of the valuations. See “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for a discussion of market risks and our interest-rate sensitivity measures, PMVS and duration gap. In addition, see “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” to our consolidated financial statements for a sensitivity analysis of the fair value of our guarantee asset and other retained interests and the key assumptions utilized in fair value measurements.

73	Freddie Mac

Table 47 below summarizes our assets and liabilities measured at fair value on a recurring basis by level in the valuation hierarchy at June 30, 2008.

Table 47 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At June 30, 2008
	Assets						Liabilities
			Non-mortgage-related				Debt securities
	Mortgage-related securities		securities		Guarantee		denominated
	Available-for-sale,	Trading, at	Available-for-sale,	Derivative	asset, at		in foreign	Derivative
	at fair value	fair value	at fair value	assets, net(1)	fair value	Total(1)	currencies	liabilities, net(1)	Total(1)
	(dollars in millions)

Level 1	—%	—%	—%	1%	—%	—%	—%	1%	1%
Level 2	74	98	100	99	—	79	100	97	98
Level 3	26	2	—	—	100	21	—	2	1

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

Total GAAP Fair Value	$512,197	$159,594	$12,869	$441	$11,019	$696,120	$15,202	$910	$16,112

(1)	Based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 recurring fair value measurements

At June 30, 2008, we measured and recorded on a recurring basis $149.6 billion, or approximately 21% of total assets, at fair value using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 assets primarily consist of non-agency residential mortgage-related securities and our guarantee asset. We also measured and recorded on a recurring basis $0.3 billion, or 1% of total liabilities, at fair value using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 liabilities consist of derivative liabilities, net.

In the second quarter of 2008, our Level 3 assets decreased by $7.2 billion, primarily in our non-agency mortgage-related securities, backed by subprime and Alt-A mortgage loans. This decline was mainly attributable to substantial monthly remittances of principal repayments from the underlying collateral. Our net transfer of Level 2 assets to Level 3 during the second quarter of 2008 was $0.1 billion. See “LIQUIDITY AND CAPITAL RESOURCES — Retained Portfolio” for more information.

During the six months ended June 30, 2008, our Level 3 assets increased significantly because the market for non-agency mortgage-related securities backed by subprime and Alt-A mortgages continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. In addition, we have observed more variability in the quotations received from dealers and third-party pricing services. Consequently, we transferred $154.0 billion of Level 2 assets to Level 3 during the six months ended June 30, 2008. These transfers were primarily within non-agency mortgage-related securities backed by subprime and Alt-A mortgage loans where inputs that are significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs. We recorded $10.8 billion in additional losses primarily in AOCI on these transferred assets during the six months ended June 30, 2008, which were included in our Level 3 reconciliation. See “NOTE 14: FAIR VALUE DISCLOSURES — Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” to our consolidated financial statements for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “CREDIT RISKS” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 15 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio.”

Controls over Fair Value Measurement

To ensure that fair value measurements are appropriate and reliable, we employ control processes to validate the techniques and models we use. These control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods and models. Where applicable, valuations are back tested comparing the settlement prices to where the fair values were measured. Where models are employed to assist in the measurement of fair value, no material changes were made to those models during the periods presented. However, inputs used by those models are regularly updated for changes in the underlying data, assumptions, valuation inputs, or market conditions.

Groups independent of our trading and investing function, including the Financial Valuation Control group and the Valuation Committee, participate in the review and validation process. Financial Valuation Control performs monthly independent verification by comparing the methodology driven price to other market source data (to the extent available), and uses independent analytics to determine if assigned fair values are reasonable. Financial Valuation Control’s review targets coverage across all products with increased attention to higher risk/impact valuations. The Valuation Committee, with senior representation from business areas, Enterprise Risk Oversight and Finance, evaluates and approves all significant

74	Freddie Mac

valuation adjustments, judgments, methods, controls and results. In addition, the Model Governance Committee is responsible for the review and approval of the pricing models used in our fair value measurements.

The Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted SFAS 159 for certain eligible financial instruments. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the beginning balance of retained earnings. We elected the fair value option for certain available-for-sale mortgage-related securities that were identified as an economic offset to the changes in fair value of the guarantee asset caused by interest rate movements, foreign-currency denominated debt and investments in securities classified as available-for-sale securities and identified as within the scope of Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets.” As a result of the adoption of SFAS 159, we recognized a $1.0 billion after-tax increase to our beginning retained earnings at January 1, 2008. For additional information on the impact of the election of the fair value option, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Changes in Accounting Principles” to our consolidated financial statements. For information regarding our fair value methods and assumptions, see “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements.

OUR PORTFOLIOS

Guaranteed PCs and Structured Securities

Guaranteed PCs and Structured Securities represent the unpaid principal balances of the mortgage-related assets we issue or otherwise guarantee. Our guaranteed PCs are pass-through securities that represent undivided interests in trusts that own pools of mortgages we have purchased. Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We create Structured Securities primarily by resecuritizing our PCs or previously issued Structured Securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of all tranches of our Structured Securities. By issuing Structured Securities, we seek to provide liquidity to alternative sectors of the mortgage market. We do not charge a management and guarantee fee for Structured Securities backed by our PCs or previously issued Structured Securities, because the underlying collateral is already guaranteed, so there is no incremental credit risk to us as a result of resecuritization. We also issue Structured Securities to third parties in exchanges for non-Freddie Mac mortgage-related securities, which we refer to as Structured Transactions. See “ITEM 1. BUSINESS — Our Business Segments — Single-family Guarantee Segment” in our Registration Statement and “CREDIT RISKS — Mortgage Credit Risk” herein for detailed discussion and other information on our PCs and Structured Securities, including Structured Transactions.

In addition to our mortgage security guarantees, during the six months ended June 30, 2007 we entered into $3.2 billion of long-term standby commitments for mortgage assets held by third parties that require us to purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We did not enter into any long-term standby commitments in the six months ended June 30, 2008. Instead, we terminated $18.8 billion of our previously issued long-term standby commitments in the six months ended June 30, 2008. The majority of the loans previously covered by these commitments were subsequently securitized as PCs and included in issuances. We have included these long-term standby commitments in the reported activity and balances of our guaranteed PCs and Structured Securities portfolio. Long-term standby commitments represented approximately 1% and 2% of the balance of our PCs and Structured Securities portfolio at June 30, 2008 and December 31, 2007, respectively. Table 48 presents the distribution of underlying mortgage assets for our PCs and Structured Securities.

75	Freddie Mac

Table 48 — Issued Guaranteed PCs and Structured Securities(1)

	June 30, 2008	December 31, 2007
	(in millions)

PCs and Structured Securities backed by Freddie Mac mortgage-related securities:
Single-family:
Conventional:
30-year fixed-rate(2)	$1,183,853	$1,091,212
20-year fixed-rate	69,895	72,225
15-year fixed-rate	260,865	272,490
ARMs/adjustable-rate	86,127	91,219
Option ARMs(3)	1,652	1,853
Interest-only(4)	164,619	159,028
Balloon/resets	13,556	17,242
Conforming-jumbo	471	—
FHA/VA	1,299	1,283
Rural Housing Service and other federally guaranteed loans	125	132

Total single-family	1,782,462	1,706,684
Multifamily:
Conventional and other	13,927	10,658

Total multifamily	13,927	10,658

Structured Securities backed by non-Freddie Mac mortgage-related securities:
Single-family:
Ginnie Mae Certificates(5)	1,150	1,268
Structured Transactions(6)	25,413	19,323
Multifamily:
Structured Transactions	851	900

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	27,414	21,491

Total issued guaranteed PCs and Structured Securities	$1,823,803	$1,738,833

(1)	Based on unpaid principal balances of the securities and excludes mortgage-related securities traded, but not yet settled. Also includes long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when these loans meet certain delinquency criteria.
(2)	Portfolio balances include $1.9 billion and $1.8 billion of 40-year fixed-rate mortgages at June 30, 2008 and December 31, 2007, respectively.
(3)	Excludes Option ARM mortgage loans that back our Structured Transactions. See endnote (6) for additional information.
(4)	Includes both fixed- and variable-rate interest-only loans.
(5)	Ginnie Mae Certificates that underlie the Structured Securities are backed by FHA/VA loans.
(6)	Represents Structured Securities backed by non-agency securities that include prime, FHA/VA and subprime mortgage loan issuances. Includes $10.3 billion and $12.8 billion of securities backed by Option ARM mortgage loans at June 30, 2008 and December 31, 2007, respectively.

76	Freddie Mac

Table 49 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition(1)

	June 30, 2008	December 31, 2007
	(in millions)

Total mortgage portfolio:
Retained portfolio:
Single-family mortgage loans	$27,195	$24,589
Multifamily mortgage loans	63,828	57,569

Total mortgage loans	91,023	82,158

Guaranteed PCs and Structured Securities in our retained portfolio	413,907	356,970

Non-Freddie Mac mortgage-related securities, agency	74,143	47,836
Non-Freddie Mac mortgage-related securities, non-agency	212,725	233,849

Total non-Freddie Mac mortgage-related securities	286,868	281,685

Total retained portfolio(2)	791,798	720,813

Guaranteed PCs and Structured Securities held by third parties:
Single-family PCs and Structured Securities	1,389,518	1,363,613
Single-family Structured Transactions	8,245	9,351
Multifamily PCs and Structured Securities	11,282	7,999
Multifamily Structured Transactions	851	900

Total guaranteed PCs and Structured Securities held by third parties	1,409,896	1,381,863

Total mortgage portfolio	$2,201,694	$2,102,676

Guaranteed PCs and Structured Securities:
In our retained portfolio	413,907	356,970
Held by third parties	1,409,896	1,381,863

Total Guaranteed PCs and Structured Securities	$1,823,803	$1,738,833

Segment portfolios:
Investments — Mortgage-related investment portfolio:
Single-family mortgage loans	$27,195	$24,589
Guaranteed PCs and Structured Securities in our retained portfolio	413,907	356,970
Non-Freddie Mac mortgage-related securities in our retained portfolio	286,868	281,685

Total Investments — Mortgage-related investment portfolio(3)	$727,970	$663,244

Single-family Guarantee — Credit guarantee portfolio:
Single-family PCs and Structured Securities in our retained portfolio	$392,944	$343,071
Single-family PCs and Structured Securities held by third parties	1,389,518	1,363,613
Single-family Structured Transactions in our retained portfolio	18,318	11,240
Single-family Structured Transactions held by third parties	8,245	9,351

Total Single-family Guarantee — Credit guarantee portfolio	$1,809,025	$1,727,275

Multifamily — Guarantee and loan portfolios:
Multifamily PCs and Structured Securities	$13,927	$10,658
Multifamily Structured Transactions	851	900

Total Multifamily guarantee portfolio	14,778	11,558
Multifamily loan portfolio	63,828	57,569

Total Multifamily — Guarantee and loan portfolios	$78,606	$69,127

Less: Guaranteed PCs and Structured Securities in our retained portfolio(4)	(413,907)	(356,970)

Total mortgage portfolio	$2,201,694	$2,102,676

(1)	Based on unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not the unpaid principal of the underlying mortgage loans. Mortgage loans held in our retained portfolio reflect the unpaid principal balance of the loan.
(2)	See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 15 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio” for a reconciliation of our retained portfolio amounts shown in this table to the amounts shown under such caption in conformity with GAAP on our consolidated balance sheets.
(3)	Includes certain assets related to Single-family Guarantee activities and Multifamily activities.
(4)	The amount of PCs and Structured Securities in our retained portfolio is included in both our segments’ mortgage-related and guarantee portfolios and thus deducted in order to reconcile to our total mortgage portfolio. These securities are managed by the Investments segment, which receives related interest income; however, the Single-family and Multifamily segments manage and receive associated management and guarantee fees.

During the six months ended June 30, 2008 and 2007, our total mortgage portfolio grew at an annualized rate of 9% and 14%, respectively. Our new business purchases consist of mortgage loans and non-Freddie Mac mortgage-related securities that are purchased for our retained portfolio or serve as collateral for our issued PCs and Structured Securities. We generate a significant portion of our mortgage purchase volume through several key mortgage lenders. Table 50 summarizes purchases into our total mortgage portfolio.

77	Freddie Mac

Table 50 — Total Mortgage Portfolio Activity Detail(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Purchase		Purchase		Purchase		Purchase
	Amount	Amounts	Amount	Amounts	Amount	Amounts	Amount	Amounts
	(dollars in millions)

New business purchases:
Single-family mortgage purchases:
Conventional:
30-year amortizing fixed-rate(2)	$95,896	71%	$76,511	63%	$192,555	74%	$152,300	64%
15-year amortizing fixed-rate	12,279	9	5,429	4	21,368	8	10,139	4
ARMs/adjustable-rate(3)	5,853	4	4,513	4	7,576	3	8,974	3
Interest-only(4)	8,084	6	31,771	26	18,060	7	60,910	25
Balloon/resets(5)	9	<1	16	<1	124	<1	32	<1
Conforming-jumbo	471	<1	—	—	471	<1	—	—
FHA/VA(6)	214	<1	18	<1	242	<1	144	1
Rural Housing Service and other federally guaranteed loans	59	<1	50	<1	91	<1	86	<1

Total single-family	122,865	90	118,308	97	240,487	92	232,585	97

Multifamily mortgage purchases:
Conventional and other	5,294	4	2,515	2	11,739	5	5,654	2

Total multifamily	5,294	4	2,515	2	11,739	5	5,654	2

Total mortgage purchases	128,159	94	120,823	99	252,226	97	238,239	99

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Single-family:
Ginnie Mae Certificates	2	<1	33	<1	2	<1	40	<1
Structured Transactions	8,139	6	—	—	8,245	3	—	—
Multifamily:
Structured Transactions	—	—	200	1	—	—	200	1

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	8,141	6	233	1	8,247	3	240	1

Total single-family and multifamily mortgage purchases and total non-Freddie Mac mortgage-related securities purchased for Structured Securities	$136,300	100%	$121,056	100%	$260,473	100%	$238,479	100%

Non-Freddie Mac mortgage-related securities purchased into our retained portfolio:
Agency securities:
Fannie Mae:
Single-family:
Fixed-rate	$17,082		$782		$18,262		$1,103
Variable-rate	7,606		2,738		15,809		3,729

Total agency mortgage-related securities	24,688		3,520		34,071		4,832

Non-agency securities:
Single-family:
Fixed-rate	—		269		—		269
Variable-rate	—		17,284		618		38,584

Total single-family	—		17,553		618		38,853

Commercial mortgage-backed securities:
Fixed-rate	547		2,923		547		3,101
Variable-rate	445		3,791		660		9,796

Total commercial mortgage-backed securities	992		6,714		1,207		12,897

Mortgage revenue bonds:
Fixed-rate	32		558		59		803
Variable-rate	—		—		—		—

Total mortgage revenue bonds	32		558		59		803

Total non-agency mortgage-related securities	1,024		24,825		1,884		52,553

Total non-Freddie Mac mortgage-related securities purchased into our retained portfolio	25,712		28,345		35,955		57,385

Total new business purchases	$162,012		$149,401		$296,428		$295,864

Mortgage purchases with credit enhancements(7)	19%		18%		22%		16%
Mortgage liquidations(8)	$107,535		$87,691		$193,966		$168,752
Mortgage liquidations rate (annualized)(8)	20%		19%		18%		19%
Freddie Mac securities repurchased into our retained portfolio:
Single-family:
Fixed-rate	$75,431		$21,439		$91,098		$37,983
Variable-rate	15,623		7,799		21,500		18,330

Total Freddie Mac securities repurchased into our retained portfolio	$91,054		$29,238		$112,598		$56,313

(1)	Based on unpaid principal balances. Excludes mortgage loans and mortgage-related securities traded but not yet settled. Also excludes net additions to our retained portfolio for delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes 40-year and 20-year fixed-rate mortgages.
(3)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments.
(5)	Represents mortgages whose terms require lump sum principal payments on contractually determined future dates unless the borrower qualifies for and elects an extension of the maturity date at an adjusted interest-rate.
(6)	Excludes FHA/Department of Veterans Affairs, or VA, loans that back Structured Transactions.
(7)	Excludes mortgage-related securities backed by Ginnie Mae Certificates.
(8)	Based on total mortgage portfolio.

78	Freddie Mac

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, securities analysts, the news media and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements” pertaining to our current expectations and objectives for financial reporting, remediation efforts, future business plans, capital plans, economic and market conditions and trends, market share, credit losses, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “believe,” “intend,” “could,” “future” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ materially from the expectations expressed in the forward-looking statements we make as a result of various factors, including those factors described in the “RISK FACTORS” section of this Form 10-Q and the comparably captioned section in our Registration Statement and:

•	changes in applicable legislative or regulatory requirements, including regulation of the subprime or non-traditional mortgage product markets, implementation of the Regulatory Reform Act, changes to our charter, changes to affordable housing goals regulation, changes to regulatory capital requirements or the exercise or assertion of regulatory or administrative authority beyond historical practice;

•	our ability to effectively identify and manage credit risk and/or changes to the credit environment;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including consolidation of mortgage originators, employment rates and home price appreciation;

•	our ability to effectively implement our business strategies and manage the risks in our business, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to effectively identify and manage interest-rate and other market risks, including the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	incomplete or inaccurate information provided by customers and counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	changes to legislative, regulatory or voluntary limits on the growth of any aspect of our business activities, including our retained portfolio;

•	our ability to effectively identify, assess, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business, spreads we expect to earn, required capital levels and the timing and impact of capital transactions;

•	our ability to effectively manage and implement changes, developments or impacts of accounting or tax standards and interpretations or changes to our accounting policies or estimates;

•	the availability of debt financing and equity capital in sufficient quantity and at attractive rates to support growth in our retained portfolio, to refinance maturing debt and to meet regulatory capital requirements;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt option-adjusted spreads;

•	the availability of options, interest-rate and currency swaps and other derivative financial instruments of the types and quantities and with acceptable counterparties needed for investment funding and risk management purposes;

•	the rate of growth in total outstanding U.S. residential mortgage debt and the size of the U.S. residential mortgage market;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary market;

•	changes to our underwriting and disclosure requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

79	Freddie Mac

•	the ability of our financial, accounting, data processing and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q or our Registration Statement, including in the “MD&A” section;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update forward-looking statements we make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

80	Freddie Mac

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

In October 2000, we announced our voluntary adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with OFHEO that updated these commitments and set forth a process for implementing them. The letters between us and OFHEO dated September 1, 2005 constituting the written agreement are available on the Investor Relations page of our website at www.freddiemac.com/investors/reports.html. The status of our commitments at June 30, 2008 follows:

Description	Status

1. Periodic Issuance of Subordinated Debt:
• We will issue Freddie SUBS® securities for public secondary market trading that are rated by no fewer than two nationally recognized statistical rating organizations.
 • Freddie SUBS® securities will be issued in an amount such that the sum of total capital (core capital plus general allowance for losses) and the outstanding balance of “Qualifying subordinated debt” will equal or exceed the sum of (i) 0.45% of outstanding PCs and Structured Securities we guaranteed; and (ii) 4% of total on-balance sheet assets. Qualifying subordinated debt is discounted by one-fifth each year during the instrument’s last five years before maturity; when the remaining maturity is less than one year, the instrument is entirely excluded. We will take reasonable steps to maintain outstanding subordinated debt of sufficient size to promote liquidity and reliable market quotes on market values.
 • Each quarter, we will submit to OFHEO calculations of the quantity of qualifying Freddie SUBS® securities and total capital as part of our quarterly capital report.
• Every six months, we will submit to OFHEO a subordinated debt management plan that includes any issuance plans for the six months following the date of the plan.
• During the six months ended June 30, 2008, we did not issue or call any Freddie SUBS® securities.
• We reported to OFHEO that at June 30, 2008, we had $46.6 billion in total capital plus qualifying subordinated debt, resulting in a surplus of $5.1 billion.
• We have submitted our semi-annual subordinated debt management plan to OFHEO.

2. Liquidity Management and Contingency Planning:
• We will maintain a contingency plan providing for at least three months’ liquidity without relying upon the issuance of unsecured debt. We will also periodically test the contingency plan in consultation with OFHEO.	• We have in place a liquidity contingency plan, upon which we report to OFHEO on a weekly basis. We periodically test this plan in accordance with our agreement with OFHEO.

3. Interest-Rate Risk Disclosures:
• We will provide public disclosure of our duration gap, Portfolio Market Value Sensitivity-Level, or PMVS-L and Portfolio Market Value Sensitivity-Yield Curve, or PMVS-YC interest-rate risk sensitivity results on a monthly basis. See “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk” in our Registration Statement for a description of these metrics.
• For the six months ended June 30, 2008, our duration gap averaged zero months, PMVS-L averaged $459 million and PMVS-YC averaged $70 million. Our 2008 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary which is available on our website, www.freddiemac.com/investors/volsum.

81	Freddie Mac

Description	Status

4. Credit Risk Disclosures:
• We will make quarterly assessments of the expected impact on credit losses from an immediate 5% decline in single-family home prices for the entire U.S. We will disclose the impact in present value terms and measure our estimated losses both before and after receipt of private mortgage insurance claims and other credit enhancements.	• Our quarterly credit risk sensitivity estimates are as follows:

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)

	Net Present Value, or NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)

	(dollars in millions)

At:

06/30/08	$5,151	28.3 bps	$4,241	23.3 bps

03/31/08	$4,922	27.8 bps	$3,914	22.1 bps

12/31/07(5)	$4,036	23.2 bps	$3,087	17.8 bps

09/30/07	$1,959	11.7 bps	$1,415	8.4 bps

06/30/07	$1,768	11.0 bps	$1,292	8.1 bps

(1) Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.

(2) Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.

(3) Based on the single-family mortgage portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.

(4) Calculated as the ratio of NPV of increase in credit losses to the single-family mortgage portfolio, defined in footnote (3) above.

(5) The significant increase in our credit risk sensitivity estimates beginning in Q4 2007 was primarily attributable to changes in our assumptions employed to calculate the credit risk sensitivity disclosure. Given deterioration in housing fundamentals at the end of 2007, we modified our assumptions for slower recovery of forecasted home prices subsequent to the immediate 5% decline.

5. Public Disclosure of Risk Rating:
• We will seek to obtain a rating, that will be continuously monitored by at least one nationally recognized statistical rating organization, assessing our “risk-to-the-government” or independent financial strength.
• At June 30, 2008, our “risk-to-the-government” rating from Standard & Poor’s was AA– with a negative outlook. On July 25, 2008, S&P placed our AA– “risk-to-the-government” rating on CreditWatch Negative, which overrode the negative outlook designation.

• At June 30, 2008, our “Bank Financial Strength” rating from Moody’s was B+ with a negative outlook. On May 14, 2008 Moody’s had downgraded our “Bank Financial Strength” from A− to B+. On July 15, 2008, Moody’s downgraded our “Bank Financial Strength” rating from B+ to B– and placed the rating on review for possible further downgrade.

82	Freddie Mac

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our retained portfolio investment and credit guarantee activities expose us to three broad categories of risk: (a) interest-rate risk and other market risks; (b) credit risks; and (c) operational risks. Risk management is a critical aspect of our business. See “ITEM 1A. RISK FACTORS” in our Registration Statement and “PART II — ITEM 1A. RISK FACTORS” in this Form 10-Q for further information regarding these and other risks. We manage risk through a framework that recognizes primary risk ownership and management by our business areas. Within this framework, our executive management responsible for independent risk oversight monitors performance against our risk management strategies and established risk limits and reporting thresholds, identifies and assesses potential issues and provides oversight regarding changes in business processes and activities. See “ITEM 2. MD&A — CREDIT RISKS” for a discussion of credit risks. See “ITEM 4T. CONTROLS AND PROCEDURES” in this Form 10-Q for a discussion of disclosure controls and procedures and internal control over financial reporting.

Interest-Rate Risk and Other Market Risks

Our interest-rate risk management objective is to protect stockholder value consistent with our housing mission and safe and sound operations in all interest-rate environments. We believe a disciplined approach to interest-rate risk management is essential to maintaining a strong and durable capital base and uninterrupted access to debt and equity capital markets. See “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our Registration Statement for more information.

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel moves in interest rates (Portfolio Market Value Sensitivity-Level or PMVS-L) and the other to nonparallel movements (Portfolio Market Value Sensitivity — Yield Curve or PMVS-YC). In December 2007, we changed our PMVS reporting to present estimated dollars-at-risk, rather than a percentage of fair value of common equity. We believe this change provides more relevant information and better represents our overall level and low exposure to adverse interest-rate movements given the substantial reduction in the fair value of common equity that occurred during 2007.

The 50 basis point shift and 25 basis point change in slope of the London Interbank Offered Rate, or LIBOR, yield curve used for our PMVS measures represent events that are expected to have an approximately 5% probability of occurring over a one-month time horizon. Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. Methodologies used to calculate interest-rate risk sensitivity disclosures are periodically changed on a prospective basis to reflect improvements in the underlying processes. During the second quarter of 2008, we made changes to reflect new prepayment and OAS assumptions related to certain floating rate securities.

PMVS Results

Table 51 provides estimated PMVS-L and PMVS-YC results. Table 51 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. Because we do not hedge all prepayment risk, the duration of our mortgage assets changes more rapidly as changes in interest rates increase. Accordingly, as shown in Table 51, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher than the PMVS-L results based on a 50 basis point shift in the LIBOR curve.

Table 51 — PMVS Assuming Shifts of the LIBOR Yield Curve

	Potential Pre-Tax Loss in
	Portfolio Market Value
	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

At:
June 30, 2008	$56	$336	$1,298
December 31, 2007	$42	$533	$1,681

Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 52 shows that the low PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 52 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)

At:
June 30, 2008	$3,820	$336	$(3,484)
December 31, 2007	$1,371	$533	$(838)

83	Freddie Mac

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

Duration Gap Results

Our estimated average duration gap for both the months of June 2008 and December 2007 was zero months. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities, which, from a net perspective, represents a greater exposure of our fair value of equity to rising interest rates as a result of decreases in asset values exceeding decreases in liability values. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in value of assets from an instantaneous rate move, either up or down, will be accompanied by an equal and offsetting move in the value of liabilities, thus leaving the fair value of equity unchanged. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets, which, from a net perspective, implies that the fair value of equity will increase in value when interest rates rise and decrease in value when interest rates fall.

Use of Derivatives and Interest-Rate Risk Management

We use derivatives primarily to:

•	hedge forecasted issuances of debt and synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in order to more closely match changes in the interest-rate characteristics of our mortgage assets; and

•	hedge foreign-currency exposure (see “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Sources of Interest-Rate Risk and Other Market Risks — Foreign-Currency Risk” in our Registration Statement).

Types of Derivatives

The derivatives we use to hedge interest-rate and foreign-currency risks are common in the financial markets. We principally use the following types of derivatives:

•	LIBOR- and Euro Interbank Offered Rate, or Euribor-, based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

Derivative Positions

In addition to swaps, futures and options, our derivative positions include the following:

Written Options and Swaptions.  Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. We may, from time to time, write other derivative contracts such as caps, floors and interest-rate futures.

Forward Purchase and Sale Commitments.  We routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Most of these commitments are derivatives subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Swap Guarantee Derivatives.  We issue swap guarantee derivatives that guarantee the payments on (a) multifamily mortgage loans that are originated and held by state and municipal housing finance agencies to support tax-exempt multifamily housing revenue bonds and (b) Freddie Mac pass-through certificates which are backed by tax-exempt multifamily housing revenue bonds and related taxable bonds and/or loans. In connection with some of these guarantees, we may also guarantee the sponsor’s or the borrower’s performance as a counterparty on any related interest-rate swaps used to mitigate interest-rate risk.

Credit Derivatives.  We enter into credit derivatives, including risk-sharing agreements. Under these risk-sharing agreements, default losses on specific mortgage loans delivered by sellers are compared to default losses on reference pools of mortgage loans with similar characteristics. Based upon the results of that comparison, we remit or receive payments based upon the default performance of the referenced pools of mortgage loans. In addition, we enter into agreements whereby we assume credit risk for mortgage loans held by third parties in exchange for a monthly fee. We are obligated to purchase any of the mortgage loans that become 120 days delinquent.

In addition, we have purchased mortgage loans subject to debt cancellation contracts, which provide mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event. The rights

84	Freddie Mac

and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract, under our guarantee, we would be obligated to make the required contractual payments.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We have evaluated whether any changes in our internal control over financial reporting during the quarter ended June 30, 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, we have concluded that no such changes have occurred during the quarter.

Progress Toward Remediation of Significant Deficiencies

Significant deficiencies that existed in our internal control over financial reporting as of March 31, 2008, and our progress toward their remediation as of June 30, 2008, are summarized below. Progress toward remediation is reported in the following stages:

•	In process — We are in the process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified.

•	Remediation activities implemented — We have designed and implemented the controls that we believe are necessary to remediate the identified internal control deficiencies.

•	Remediated — After a sufficient period of operation of the controls implemented to remediate the control deficiencies, management has evaluated the controls and found them to be operating effectively.

	Remediation	Remediation
	Progress as of	Progress as of
	March 31, 2008	June 30, 2008

Guarantee Asset/Guarantee Obligation Governance
Our process for valuation of and accounting for our guarantee asset and guarantee obligation was complex, manually intensive and dependent on end-user computing solutions, which resulted in an unacceptable likelihood of risk of significant error.	Remediation activities implemented	Remediated

Tax Basis Balance Sheet
We do not maintain a tax basis balance sheet to support deferred tax accounting under GAAP, which could result in balance sheet misclassifications and potential income statement adjustments.	In process	In process

Oversight of Models and Model Applications
Our model governance and monitoring procedures did not effectively ensure that changes to and our use of models in our financial reporting process are appropriate.	Remediation activities implemented	Remediation activities implemented

IT Security — Shared IDs
We have not consistently executed security controls over system and user accounts that can be used by multiple individuals.	In process	In process

User Access Recertification
We have not effectively executed periodic review and recertification of user access to financial applications and related technical platforms.	In process	In process

Consideration of Controls in Application Design
Our business or technical design requirements for financial application development projects did not adequately consider requirements for automating process controls.	In process	Remediated

Pre-Deployment Application Testing and Maintenance Approval
We did not consistently execute the appropriate testing of new financial applications prior to their deployment nor did we consistently obtain the appropriate approvals of application maintenance changes.	In process	Remediated

85	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

86	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in millions, except share-related amounts)

Interest income
Mortgage loans	$1,320	$1,075	$2,563	$2,141
Mortgage-related securities	8,380	8,784	16,513	17,335
Cash and investments	520	966	1,040	1,938

Total interest income	10,220	10,825	20,116	21,414

Interest expense
Short-term debt	(1,637)	(2,249)	(3,681)	(4,457)
Long-term debt	(6,711)	(7,331)	(13,436)	(14,507)

Total interest expense on debt securities	(8,348)	(9,580)	(17,117)	(18,964)
Due to Participation Certificate investors	—	(121)	—	(224)

Total interest expense	(8,348)	(9,701)	(17,117)	(19,188)
Expense related to derivatives	(343)	(331)	(672)	(662)

Net interest income	1,529	793	2,327	1,564

Non-interest income
Management and guarantee income (includes interest on guarantee asset of $243, $130, $458 and $257, respectively)	757	591	1,546	1,219
Gains (losses) on guarantee asset	1,114	820	(280)	297
Income on guarantee obligation	769	474	1,938	904
Derivative gains (losses)	115	318	(130)	(206)
Gains (losses) on investment activity	(3,327)	(540)	(2,108)	(522)
Unrealized gains (losses) on foreign-currency denominated debt recorded at fair value	569	—	(816)	—
Gains (losses) on debt retirement	(29)	89	276	96
Recoveries on loans impaired upon purchase	121	72	347	107
Foreign-currency gains (losses), net	—	(333)	—	(530)
Other income	75	58	122	107

Non-interest income	164	1,549	895	1,472

Non-interest expense
Salaries and employee benefits	(241)	(227)	(472)	(440)
Professional services	(55)	(104)	(127)	(193)
Occupancy expense	(18)	(16)	(33)	(30)
Other administrative expenses	(90)	(95)	(169)	(182)

Total administrative expenses	(404)	(442)	(801)	(845)
Provision for credit losses	(2,537)	(447)	(3,777)	(695)
Real estate owned operations expense	(265)	(16)	(473)	(30)
Losses on certain credit guarantees	—	(150)	(15)	(327)
Losses on loans purchased	(120)	(264)	(171)	(480)
Low-income housing tax credit partnerships	(108)	(135)	(225)	(243)
Minority interest in earnings of consolidated subsidiaries	(5)	(9)	(8)	(18)
Other expenses	(106)	(56)	(178)	(105)

Non-interest expense	(3,545)	(1,519)	(5,648)	(2,743)

Income (loss) before income tax (expense) benefit	(1,852)	823	(2,426)	293
Income tax (expense) benefit	1,031	(94)	1,454	303

Net income (loss)	$(821)	$729	$(972)	$596

Preferred stock dividends and issuance costs on redeemed preferred stock (including $—, $—, $— and $6 of issuance costs on redeemed preferred stock, respectively)	(231)	(95)	(503)	(190)
Amount allocated to participating security option holders	(1)	(2)	(1)	(1)

Net income (loss) available (applicable) to common stockholders	$(1,053)	$632	$(1,476)	$405

Earnings (loss) per common share:
Basic	$(1.63)	$0.97	$(2.28)	$0.62
Diluted	$(1.63)	$0.96	$(2.28)	$0.61
Weighted average common shares outstanding (in thousands):
Basic	646,868	652,877	646,603	657,103
Diluted	646,868	655,784	646,603	659,365
Dividends per common share	$0.25	$0.50	$0.50	$1.00

The accompanying notes are an integral part of these unaudited consolidated financial statements.

87	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31,
	(unaudited)	2007
	(in millions, except
	share-related amounts)

Assets
Retained portfolio
Mortgage loans:
Held-for-investment, at amortized cost (net of allowances for loan losses of $468 and $256, respectively)	$81,533	$76,347
Held-for-sale, at lower-of-cost-or-fair-value	7,536	3,685

Mortgage loans, net	89,069	80,032
Mortgage-related securities:
Available-for-sale, at fair value (includes $21,896 and $17,010, respectively, pledged as collateral that may be repledged)	512,197	615,665
Trading, at fair value	159,594	14,089

Total mortgage-related securities	671,791	629,754

Retained portfolio	760,860	709,786

Cash and investments
Cash and cash equivalents	43,553	8,574
Investments:
Non-mortgage-related securities:
Available-for-sale, at fair value	12,869	35,101
Securities purchased under agreements to resell and federal funds sold	15,265	6,562

Cash and investments	71,687	50,237

Accounts and other receivables, net	6,247	5,003
Derivative assets, net	441	827
Guarantee asset, at fair value	11,019	9,591
Real estate owned, net	2,580	1,736
Deferred tax asset, net	18,399	10,304
Low-income housing tax credit partnerships equity investments	4,362	4,568
Other assets	3,448	2,316

Total assets	$879,043	$794,368

Liabilities and stockholders’ equity
Debt securities, net
Senior debt:
Due within one year (includes $362 at fair value at June 30, 2008)	$326,303	$295,921
Due after one year (includes $14,840 at fair value at June 30, 2008)	505,013	438,147
Subordinated debt, due after one year	4,496	4,489

Total debt securities, net	835,812	738,557

Accrued interest payable	7,208	7,864
Guarantee obligation	14,022	13,712
Derivative liabilities, net	910	582
Reserve for guarantee losses on Participation Certificates	5,345	2,566
Other liabilities	2,667	4,187

Total liabilities	865,964	767,468

Commitments and contingencies (Notes 2, 3, 11 and 12)
Minority interests in consolidated subsidiaries	131	176
Stockholders’ equity
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.21 par value, 806,000,000 shares authorized, 725,863,886 shares issued and 647,015,003 shares and 646,266,701 shares outstanding, respectively	152	152
Additional paid-in capital	864	871
Retained earnings	26,128	26,909
Accumulated other comprehensive income (loss), or AOCI, net of taxes, related to:
Available-for-sale securities	(20,719)	(7,040)
Cash flow hedge relationships	(3,418)	(4,059)
Defined benefit plans	(43)	(44)

Total AOCI, net of taxes	(24,180)	(11,143)
Treasury stock, at cost, 78,848,883 shares and 79,597,185 shares, respectively	(4,125)	(4,174)

Total stockholders’ equity	12,948	26,724

Total liabilities and stockholders’ equity	$879,043	$794,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

88	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2008		2007
	Shares	Amount	Shares	Amount
	(in millions)

Preferred stock, at redemption value
Balance, beginning of year	464	$14,109	132	$6,109
Preferred stock issuances	—	—	64	1,600
Preferred stock redemptions	—	—	(12)	(600)

Preferred stock, end of period	464	14,109	184	7,109

Common stock, par value
Balance, beginning of year	726	152	726	152

Common stock, end of period	726	152	726	152

Additional paid-in capital
Balance, beginning of year		871		962
Stock-based compensation		53		42
Income tax benefit from stock-based compensation		(12)		1
Preferred stock issuance costs		—		(16)
Common stock issuances		(52)		(27)
Real Estate Investment Trust preferred stock repurchase		4		(7)

Additional paid-in capital, end of period		864		955

Retained earnings
Balance, beginning of year		26,909		31,372
Cumulative effect of change in accounting principle, net of taxes		1,023		181

Balance, beginning of year, as adjusted		27,932		31,553
Net income (loss)		(972)		596
Preferred stock dividends declared		(503)		(184)
Common stock dividends declared		(329)		(663)

Retained earnings, end of period		26,128		31,302

AOCI, net of taxes
Balance, beginning of year		(11,143)		(8,451)
Cumulative effect of change in accounting principle, net of taxes		(850)		—

Balance, beginning of year, as adjusted		(11,993)		(8,451)
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		(12,825)		(3,058)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		637		458
Changes in defined benefit plans		1		6

AOCI, net of taxes, end of period		(24,180)		(11,045)

Treasury stock, at cost
Balance, beginning of year	80	(4,174)	65	(3,230)
Common stock issuances	(1)	49	(1)	35
Common stock repurchases	—	—	12	(750)

Treasury stock, end of period	79	(4,125)	76	(3,945)

Total stockholders’ equity		$12,948		$24,528

Comprehensive income (loss)
Net income (loss)		$(972)		$596
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		(12,187)		(2,594)

Total comprehensive income (loss)		$(13,159)		$(1,998)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

89	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(in millions)

Cash flows from operating activities
Net income (loss)	$(972)	$596
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Hedge accounting gains	(4)	—
Derivative (gains) losses	(587)	337
Asset related amortization — premiums, discounts and basis adjustments	8	62
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	4,760	5,391
Net discounts paid on retirements of debt	(5,187)	(4,240)
Gains on debt retirement	(276)	(96)
Provision for credit losses	3,777	695
Low-income housing tax credit partnerships	225	243
Losses on loans purchased	171	480
Losses on investment activity	2,120	550
Foreign-currency loss, net	—	530
Unrealized losses on foreign-currency denominated debt recorded at fair value	816	—
Deferred income taxes	(1,628)	(1,230)
Purchases of held-for-sale mortgages	(21,885)	(9,886)
Sales of held-for-sale mortgages	17,806	9,157
Repayments of held-for-sale mortgages	294	56
Due to Participation Certificates and Structured Securities Trust	(694)	—
Change in trading securities	—	(2,204)
Change in accounts and other receivables, net	(1,615)	(471)
Change in amounts due to Participation Certificate investors, net	—	2,400
Change in accrued interest payable	(200)	145
Change in income taxes payable	(594)	320
Change in guarantee asset, at fair value	(1,427)	(1,910)
Change in guarantee obligation	368	1,359
Other, net	251	22

Net cash (used for) provided by operating activities	(4,473)	2,306

Cash flows from investing activities
Purchases of trading securities	(78,273)	—
Proceeds from sales of trading securities	9,289	—
Proceeds from maturities of trading securities	9,974	—
Purchases of available-for-sale securities	(155,571)	(157,291)
Proceeds from sales of available-for-sale securities	19,781	37,008
Proceeds from maturities of available-for-sale securities	153,259	120,317
Purchases of held-for-investment mortgages	(8,641)	(8,178)
Repayments of held-for-investment mortgages	2,075	4,980
Increase in restricted cash	(369)	—
Net proceeds (payments) from mortgage insurance and acquisitions and dispositions of real estate owned	(631)	813
Net increase in securities purchased under agreements to resell and federal funds sold	(8,702)	(4,473)
Derivative premiums and terminations and swap collateral, net	939	207
Investments in low-income housing tax credit partnerships	—	(57)

Net cash used for investing activities	(56,870)	(6,674)

Cash flows from financing activities
Proceeds from issuance of short-term debt	588,190	472,390
Repayments of short-term debt	(542,916)	(476,407)
Proceeds from issuance of long-term debt	192,731	118,776
Repayments of long-term debt	(140,395)	(108,517)
Proceeds from the issuance of preferred stock	—	1,584
Redemption of preferred stock	—	(600)
Payment of cash dividends on preferred stock and common stock	(832)	(847)
Excess tax benefits associated with stock-based awards	2	3
Payments of low-income housing tax credit partnerships notes payable	(433)	(568)
Increase (decrease) in cash overdraft	23	(16)
Other, net	(48)	(981)

Net cash provided by financing activities	96,322	4,817

Net increase in cash and cash equivalents	34,979	449
Cash and cash equivalents at beginning of period	8,574	11,359

Cash and cash equivalents at end of period	$43,553	$11,808

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$18,465	$18,502
Swap collateral interest	97	226
Derivative interest carry, net	65	(165)
Income taxes	1,054	607
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as available-for-sale securities	—	169
Transfers from mortgage loans to real estate owned	1,508	1,146
Investments in low-income housing tax credit partnerships financed by notes payable	—	117
Transfers from held-for-sale mortgages to held-for-investment mortgages	—	40
Transfers from retained portfolio Participation Certificates to held-for-investment mortgages	—	893
Transfers from available-for-sale securities to trading securities	87,281	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

90	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are a stockholder-owned government-sponsored enterprise, or GSE, established by Congress in 1970 to provide a continuous flow of funds for residential mortgages. Our obligations are ours alone and are not insured or guaranteed by the U.S. government, or any other agency or instrumentality of the U.S. We play a fundamental role in the U.S. housing finance system, linking the domestic mortgage market and the global capital markets. Our participation in the secondary mortgage market includes providing our credit guarantee on securities backed by residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities that we hold in our retained portfolio. Through our credit guarantee activities, we securitize mortgage loans by issuing mortgage Participation Certificates, or PCs. We also resecuritize mortgage-related securities that are issued by us or the Government National Mortgage Association, or Ginnie Mae, as well as non-agency entities. We also guarantee the payment of principal and interest with respect to multifamily mortgage loans that support housing revenue bonds issued by third parties. Securitized mortgage-related assets that are backed by PCs and Structured Securities and held by third parties are not reflected as our assets. We may earn management and guarantee fees and other upfront compensation for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities. Our management activities are essential to and inseparable from our guarantee activities. We do not provide or charge for the activities separately. The management and guarantee fee is paid to us over the life of the related PCs and Structured Securities and reflected in earnings as management and guarantee income as accrued.

Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and those of our subsidiaries, and should be read in conjunction with the audited consolidated financial statements and related notes included in our Form 10 Registration Statement filed and declared effective by the SEC on July 18, 2008, or Registration Statement.

Certain financial information that is normally included in annual financial statements prepared in conformity with U.S. generally accepted accounting principles, or GAAP, but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements in conformity with GAAP.

Net income (loss) includes certain adjustments to correct immaterial errors related to previously reported periods.

Use of Estimates

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these consolidated balance sheets as well as the reported amounts of revenues and expenses during the reporting periods. Management has made significant estimates in preparation of the financial statements, including, but not limited to, valuation of financial instruments and other assets and liabilities, amortization of assets and liabilities and allowance for loan losses and reserves for guarantee losses. Actual results could be different from these estimates.

Change in Accounting Principles

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The adoption of SFAS 157 did not cause a cumulative effect adjustment to our GAAP consolidated financial statements on January 1, 2008. SFAS 157 amends FASB Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” or FIN 45, to provide for a practical expedient in measuring the fair value at inception of a guarantee. Upon adoption of SFAS 157 on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, we no longer record estimates of deferred gains or immediate “day one” losses on most guarantees. In addition, amortization of the guarantee obligation will now more closely follow our economic release from risk under the guarantee. This change is further discussed in “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS.”

91	Freddie Mac

Measurement Date for Employers’ Defined Pension and Other Postretirement Plans

Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” or SFAS 158. In accordance with the standard, we are required to measure our defined plan assets and obligations as of the date of our consolidated balance sheet and change the measurement date from September 30 to December 31. The transition approach we elected for the change was the 15-month approach. Under this approach, we continued to use the measurements determined for our Registration Statement to estimate the effects of the change. As a result of adoption, we recognized an $8 million decrease in retained earnings (after tax) at January 1, 2008 and the impact to AOCI (after tax) was immaterial.

The Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159 or the fair value option, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings. We elected the fair value option for certain available-for-sale mortgage-related securities, foreign-currency denominated debt, and investments in securities classified as available-for-sale securities and identified as within the scope of Emerging Issues Task Force, or EITF, 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.”

Our election of the fair value option for the items discussed above was made in an effort to better reflect, in the financial statements, the economic offsets that exist related to items that were not previously recognized as changes in fair value through our consolidated statements of income. As a result of the adoption, we recognized a $1.0 billion after-tax increase to our beginning retained earnings at January 1, 2008, representing the effect of changing our measurement basis to fair value for the above items with the fair value option elected. For additional information on the election of the fair value option and SFAS 159, see “NOTE 14: FAIR VALUE DISCLOSURES.”

Table 1.1 summarizes the incremental effect on individual line items on our consolidated balance sheets upon the adoption of SFAS 159.

Table 1.1 — Change in Accounting for the Fair Value Option — Impact on Financial Statements

	Balance Sheet		Balance Sheet
	January 1, 2008	Net Gain/(Losses)	January 1, 2008
	prior to Adoption	upon Adoption	after Adoption
	(in millions)

Mortgage-related securities(1)	$87,281	$—	$87,281
Total debt securities, net(2)	19,091	276	18,815

Cumulative-effect adjustment (pre-tax)		276
Impact on deferred tax		(95)

Cumulative-effect adjustment (net of taxes)		181

Reclassification from AOCI to retained earnings, net of taxes(1)		850

Cumulative-effect adjustments to retained earnings		$1,031

(1)	Effective January 1, 2008, we elected the fair value option for certain available-for-sale mortgage-related securities that were identified as economic offsets to the changes in fair value of the guarantee asset and investments in securities classified as available-for-sale securities and identified as within the scope of EITF 99-20. The net gains/(losses) upon adoption represent the reclassification of the related unrealized gains/(losses) from AOCI, net of taxes, to retained earnings.
(2)	Effective January 1, 2008, our measurement basis for debt securities denominated in a foreign currency changed from amortized cost to fair value. The difference between the carrying amount and fair value at the adoption of SFAS 159 was recorded as a cumulative-effect adjustment to retained earnings.

Recently Issued Accounting Standards, Not Yet Adopted

Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. The guidance in this FSP applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective and will be retrospectively applied by us on January 1, 2009. We are currently evaluating the impact of adopting this FSP on our consolidated financial statements.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities, or VIEs

In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities, or QSPEs, from the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a

92	Freddie Mac

replacement of FASB Statement No. 125,” or SFAS 140. The FASB has also proposed revisions to the consolidation model prescribed by FIN 46 (revised December 2003),“Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R), to accommodate the removal of the scope exemption applicable to QSPEs. While the revised standards have not been finalized and the Board’s proposals will be subject to a public comment period, these changes may have a significant impact on our consolidated financial statements. These proposed revisions could be effective as early as January 2010.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption allowed. We are currently evaluating the impacts of adopting this standard on our disclosures as they relate to our consolidated financial statements.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS 160. A noncontrolling interest (or a minority interest) is the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS 160 would require that noncontrolling interests be presented within equity, instead of between liabilities and equity. SFAS 160 would also require that net income include amounts attributable to the noncontrolling interests, instead of reducing net income by those amounts. SFAS 160 would also require expanded disclosures. SFAS 160 would be effective for and retrospectively adopted by us on January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on our consolidated financial statements.

NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED
INTERESTS IN MORTGAGE-RELATED ASSETS

Financial Guarantees

We provide a variety of financial guarantees. For a discussion of these guarantees see “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 2: FINANCIAL GUARANTEES AND TRANSFERS OF SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” in our Registration Statement.

Guaranteed PCs, Structured Securities and Other Mortgage Guarantees

We guarantee the payment of principal and interest on issued PCs and Structured Securities that are backed by pools of mortgage loans. For our fixed-rate PCs, we guarantee the timely payment of interest at the applicable PC coupon rate and scheduled principal payments for the underlying mortgages. For our adjustable-rate mortgage, or ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate and the full and final payment of principal for the underlying mortgages. We do not guarantee the timely payment of principal for ARM PCs. To the extent the interest rate is modified and reduced for a loan underlying a fixed-rate PC, we pay the shortfall between the original contractual interest rate and the modified interest rate. To the extent the interest rate is modified and reduced for a loan underlying an ARM PC, we only guarantee the timely payment of the modified interest rate and we are not responsible for any shortfalls between the original contractual interest rate and the modified interest rate. When our Structured Securities consist of re-securitizations of PCs, our guarantee and the impacts of modifications to the interest rate of the underlying loans operate in the same manner as PCs. In addition to our guarantees on PCs and Structured Securities we also provide long-term standby commitments to certain customers, which obligate us to purchase delinquent loans that are covered by those agreements. Most of the guarantees we provide meet the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133; however, most of these guarantees also qualify for a scope exemption for financial guarantee contracts in SFAS 133. For guarantees that meet the scope exemption, we initially account for the guarantee obligation at fair value and subsequently amortize the obligation into earnings. If we determine that our guarantee does not qualify for the scope exemption, we account for it as a derivative with changes in fair value reflected in current period earnings.

At June 30, 2008 and December 31, 2007, we had $1,823.8 billion and $1,738.8 billion of issued PCs and Structured Securities and such other mortgage guarantees, respectively, of which $413.9 billion and $357.0 billion were held in our retained portfolio. When we purchase Freddie Mac PCs or Structured Securities for our retained portfolio, we do not derecognize any components of the guarantee asset, guarantee obligation, reserve for guarantee losses, or any other outstanding recorded amounts associated with the guarantee transaction because our contractual guarantee obligation to the unconsolidated PC trust remains in force until the trust is liquidated, unless the trust is consolidated. Whether we own the security or not, our guarantee obligation and related credit exposure do not change. Our valuation of these securities is

93	Freddie Mac

consistent with the legal structure of the guarantee transaction, which includes the Freddie Mac guarantee to the securitization trust. Upon subsequent sale of a Freddie Mac PC or Structured Security, we continue to account for any outstanding recorded amounts associated with the guarantee transaction on the same basis as prior to the sale of the Freddie Mac PC or Structured Security, because the sale does not result in the retention of any new assets or the assumption of any new liabilities.

There were $1,639.7 billion and $1,518.8 billion at June 30, 2008 and December 31, 2007, respectively, of Structured Securities backed by resecuritized PCs and other previously issued Structured Securities. These restructured securities do not increase our credit-related exposure and consist of single-class and multi-class Structured Securities backed by PCs, Real Estate Mortgage Investment Conduits, or REMICs, interest-only strips, and principal-only strips.

Our guarantee obligation represents the recognized liability associated with our guarantee of PCs and Structured Securities net of cumulative amortization. Upon adoption of SFAS 157 on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received in the related securitization transaction. As a result, we no longer record estimates of deferred gains or immediate, “day one”, losses on most guarantees. However, all unamortized amounts recorded prior to January 1, 2008 will continue to be deferred and amortized using existing amortization methods. Valuation of the guarantee obligation subsequent to initial recognition will use current pricing assumptions and related inputs. For additional information regarding our fair value methods and assumptions related to our guarantee obligation, see “NOTE 14: FAIR VALUE DISCLOSURES.” In addition to our guarantee obligation, we recognized a reserve for guarantee losses on PCs that totaled $5.3 billion and $2.6 billion at June 30, 2008 and December 31, 2007, respectively.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees and guarantees of stated-final-maturity Structured Securities. Derivative instruments also include short-term default guarantee commitments that we account for as credit derivatives.

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at June 30, 2008 and December 30, 2007.

Table 2.1 below presents our maximum potential amount of future payments, our recognized liability and the maximum remaining term of these guarantees.

Table 2.1 — Financial Guarantees

	June 30, 2008			December 31, 2007
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure	Liability	Term	Exposure	Liability	Term
	(dollars in millions, terms in years)

Guaranteed PCs, Structured Securities and other mortgage guarantees issued(1)	$1,823,803	$14,022	40	$1,738,833	$13,712	40
Derivative instruments	89,350	738	27	32,538	129	30
Servicing-related premium guarantees	55	—	5	37	—	5

(1)	Exclude mortgage loans and mortgage-related securities traded, but not yet settled.

With the exception of interest-rate swap guarantees included in derivative instruments in Table 2.1, maximum exposure represents the contractual amounts that could be lost under the guarantees if underlying borrowers defaulted, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. The maximum exposure related to interest-rate swap guarantees is based on contractual rates and without consideration of recovery under recourse provisions. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation.

Other Financial Commitments

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $11.2 billion and $8.0 billion at June 30, 2008 and December 31, 2007, respectively. These guarantees enable the repurchase of any tendered tax-exempt and related taxable pass-through certificates and housing revenue bonds that are unable to be remarketed. Any repurchased securities would be pledged to us to secure funding until the time when the securities could be remarketed.

94	Freddie Mac

Gains and Losses on Transfers of PCs and Structured Securities that are Accounted for as Sales

We recognized gains (losses) on transfers of PCs and Structured Securities that were accounted for as sales under SFAS 140. For the three months ended June 30, 2008 and 2007, the net pre-tax gains (losses) were approximately $1 million and $(119) million, respectively. For the six months ended June 30, 2008 and 2007, the net pre-tax gains (losses) were approximately $92 million and $(99) million, respectively.

Valuation of Recognized Guarantee Asset

Guarantee Asset

Our approach for estimating the fair value of the guarantee asset at June 30, 2008 used third-party market data as practicable. For approximately 75% of the fair value of the guarantee asset, which relates to fixed-rate loan products that reflect current market rates, the valuation approach involved obtaining dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. This effectively equates the guarantee asset with current, or “spot,” market values for excess servicing interest-only securities. We consider these securities to be comparable to the guarantee asset, in that they represent interest-only cash flows, and do not have matching principal-only securities. The remaining 25% of the fair value of the guarantee asset related to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the guarantee asset was valued using an expected cash flow approach including only those cash flows expected to result from our contractual right to receive management and guarantee fees, with market input assumptions extracted from the dealer quotes provided on the more liquid products, reduced by an estimated liquidity discount. We establish some of our guarantee asset in accordance with SFAS 140 in transactions through various underwriters in which we issue our PCs and Structured Securities for cash. However, we issue most of our PCs and Structured Securities in guarantor swap transactions in which securities dealers or investors deliver to us the mortgage-related assets underlying the securities in exchange for the securities themselves. We establish the majority of our guarantee asset in these guarantor swap transactions in accordance with FIN 45. The key assumptions used in valuation of our guarantee asset and a sensitivity analysis for our guarantee asset, which includes those guarantee assets established in swap transactions as well as those established in cash sales, are presented below.

Key Assumptions Used in the Valuation of the Guarantee Asset

Table 2.2 summarizes the key assumptions associated with the fair value measurements of the recognized guarantee asset. The fair values at the time of securitization and the subsequent fair value measurements were estimated using third-party information. However, the assumptions included in this table for those periods are those implied by our fair value estimates, with the internal rates of return, or IRRs, adjusted where necessary to align our internal models with estimated fair values determined using third-party information. Prepayment rates are presented as implied by our internal models and have not been similarly adjusted.

At June 30, 2008, our guarantee asset totaled $11.0 billion on our consolidated balance sheets, of which approximately $0.2 billion, or approximately 2%, related to PCs and Structured Securities backed by multifamily mortgage loans. Table 2.2 contains the key assumptions used to derive the fair value measurement of the entire guarantee asset associated with PCs and other financial guarantees backed by single-family mortgage loans. For the portion of our guarantee asset that is valued by obtaining dealer quotes on proxy securities, we derive the assumptions from the prices we are provided. Table 2.3 contains a sensitivity analysis of the fair value of the entire guarantee asset associated with PCs and other financial guarantees backed by single-family mortgage loans.

Table 2.2 — Key Assumptions Utilized in Fair Value Measurements of the Guarantee Asset (Single-Family Mortgages)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Mean Valuation Assumptions(1)	2008	2007	2008	2007

IRRs(2)	9.5%	6.4%	9.5%	6.7%
Prepayment rates(3)	13.0%	17.3%	15.4%	17.7%
Weighted average lives (years)	6.0	5.3	5.4	5.1

(1)	Mean values represent the weighted average of all estimated IRRs, prepayment rate and weighted average lives assumptions.
(2)	IRR assumptions represent an unpaid principal balance weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on unpaid principal balances.

95	Freddie Mac

Table 2.3 — Sensitivity Analysis of the Guarantee Asset (Single-Family Mortgages)

	June 30, 2008	December 31, 2007
	(dollars in millions)

Fair value	$10,828	$9,417
Weighted average IRR assumptions	9.6%	8.1%
Impact on fair value of 100 bps unfavorable change	$(393)	$(389)
Impact on fair value of 200 bps unfavorable change	$(760)	$(746)
Weighted average prepayment rate assumptions	11.5%	16.5%
Impact on fair value of 10% unfavorable change	$(489)	$(516)
Impact on fair value of 20% unfavorable change	$(929)	$(977)

Valuation of Other Retained Interests

Other retained interests include securities we issued as part of a resecuritization transaction, which was recorded as a sale. The majority of these securities are classified as available-for-sale. The fair value of other retained interests is generally based on independent price quotations obtained from third-party pricing services or dealer provided prices.

To report the hypothetical sensitivity of the carrying value of other retained interests, we used internal models adjusted where necessary to align with the fair values. The sensitivity analysis in Table 2.4 illustrates hypothetical adverse changes in the fair value of other retained interests for changes in key assumptions based on these models.

Table 2.4 — Sensitivity Analysis of Other Retained Interests(1)

	June 30, 2008	December 31, 2007
	(dollars in millions)

Fair value	$101,130	$107,931
Weighted average IRR assumptions	5.6%	5.5%
Impact on fair value of 100 bps unfavorable change	$(4,178)	$(4,109)
Impact on fair value of 200 bps unfavorable change	$(8,054)	$(7,928)
Weighted average prepayment rate assumptions	7.8%	8.7%
Impact on fair value of 10% unfavorable change	$(53)	$(30)
Impact on fair value of 20% unfavorable change	$(107)	$(57)

(1)	The sensitivity analysis includes only other retained interests whose fair value is impacted as a result of changes in IRR and prepayment assumptions.

Cash Flows on Transfers of Securitized Interests and Corresponding Retained Interests

Table 2.5 summarizes cash flows on retained interests as well as the amount of cash payments made to acquire delinquent loans to satisfy our financial performance obligations.

Table 2.5 — Details of Cash Flows

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Cash flows from:
Transfers of Freddie Mac securities that were accounted for as sales(1)	$14,424	$27,024	$24,732	$39,042
Cash flows received on the guarantee asset(2)	720	553	1,409	1,076
Other retained interests principal and interest(3)	5,628	6,274	10,866	12,470
Purchases of delinquent or foreclosed loans(4)	(2,007)	(1,768)	(2,783)	(3,469)

(1)	Represents proceeds from securities receiving sales treatment under SFAS 140 including sales of Structured Securities. On our consolidated statements of cash flows, this amount is included in the investing activities as part of proceeds from sales of trading and available-for-sale securities.
(2)	Represents cash received related to management and guarantee fees, which reduce the guarantee asset. On our consolidated statements of cash flows, the change in guarantee asset and the corresponding management and guarantee fee income are reflected as operating activities.
(3)	Represents cash proceeds related to interest income and principal repayment of PCs or Structured Securities that are not transferred to third parties upon the completion of a securitization or resecuritization transaction. On our consolidated statements of cash flows, the cash flows from interest are included in net income (loss) and the principal repayments are included in the investing activities as part of proceeds from maturities of available-for-sale securities. The amount for the three and six months ended June 30, 2007 has been revised to also include interest-only and principal-only strips, which conforms to the 2008 presentation.
(4)	Represents our cash payments for the purchase of delinquent or foreclosed loans from mortgage pools underlying our PCs and Structured Securities. On our consolidated statements of cash flows, this amount is included in the investing activities as part of purchases of held-for-investment mortgages.

Credit Protection and Other Forms of Recourse

In connection with our guarantees of PCs and Structured Securities issued, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancements. At June 30, 2008 and December 31, 2007, we recorded $1.3 billion and $0.7 billion, respectively, within other assets on our consolidated balance sheets related to these credit enhancements on securitized mortgages. Table 2.6 presents the maximum amounts of potential loss recovery by type of credit protection.

96	Freddie Mac

Table 2.6 — Credit Protection and Other Forms of Recourse(1)

	June 30, 2008	December 31, 2007
	(in millions)

PCs and Structured Securities:
Single-family:
Primary mortgage insurance	$58,503	$51,897
Lender recourse and indemnifications	11,687	12,085
Pool insurance	3,832	3,813
Other credit enhancements	497	549
Multifamily:
Credit enhancements	2,720	1,233
Structured Securities backed by Ginnie Mae Certificates(2)	1,150	1,268

(1)	Exclude credit enhancements related to Structured Transactions, which had unpaid principal balances that totaled $26.3 billion and $20.2 billion at June 30, 2008 and December 31, 2007, respectively.
(2)	Ginnie Mae Certificates are backed by the full faith and credit of the U.S. government.

In addition to the types of credit enhancements associated with our PCs and Structured Securities, certain of our Structured Transactions benefit from additional credit protection afforded by subordinated security structures. Our Structured Transactions also include $2.0 billion at June 30, 2008 of securitized FHA/VA loans, for which those agencies provide recourse for 100% of qualifying losses associated with the loan. There are $5.6 billion in unpaid principal balance of these securities at June 30, 2008, which had coverage, including amounts associated with subordination, of up to approximately 19% of the security balance, on average. The remaining Structured Transactions, which do not have subordination protection or other forms of credit enhancement, totaled $18.7 billion at June 30, 2008. Although our charge-offs associated with Structured Transactions to date have been minimal, we have increased our provision for credit losses associated with the loans underlying these guarantees during the three and six months ended June 30, 2008.

Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. For a discussion of these indemnifications see “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 2: FINANCIAL GUARANTEES AND TRANSFERS OF SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” in our Registration Statement. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at June 30, 2008 and December 31, 2007.

NOTE 3: VARIABLE INTEREST ENTITIES

We are a party to numerous entities that are considered to be VIEs. Our investments in VIEs include low-income housing tax credit, or LIHTC, partnerships and certain Structured Securities transactions. In addition, we buy the highly-rated senior securities in non-mortgage-related, asset-backed investment trusts that are VIEs. Our investments in these securities do not represent a significant variable interest in the securitization trusts as the securities issued by these trusts are not designed to absorb a significant portion of the variability in the trust. Accordingly, we do not consolidate these securities. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” in our Registration Statement for further information regarding the consolidation practices of our VIEs.

LIHTC Partnerships

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing funding for affordable multifamily rental properties. The LIHTC partnerships invest as limited partners in lower-tier partnerships, which own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal tax credits. Most of these LIHTC partnerships are VIEs. A general partner operates the partnership, identifying investments and obtaining debt financing as needed to finance partnership activities. Although these partnerships generate operating losses, we realize a return on our investment through reductions in income tax expense that result from tax credits and the deductibility of the operating losses of these partnerships. The partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. The investments in LIHTC partnerships, in which we were either the primary beneficiary or had a significant variable interest, were made between 1989 and 2007. At June 30, 2008 and December 31, 2007, we did not guarantee any obligations of these LIHTC partnerships and our exposure was limited to the amount of our investment. At June 30, 2008 and December 31, 2007, we were the primary beneficiary of investments in six partnerships and we consolidated these investments. The investors in the obligations of the consolidated LIHTC partnerships have recourse only to the assets of those VIEs and do not have recourse to us.

97	Freddie Mac

VIEs Not Consolidated

LIHTC Partnerships

At both June 30, 2008 and December 31, 2007, we had unconsolidated investments in 189 LIHTC partnerships, respectively, in which we had a significant variable interest. The size of these partnerships at June 30, 2008 and December 31, 2007, as measured in total assets, was $10.4 billion and $10.3 billion, respectively. These partnerships are accounted for using the equity method. As a limited partner, our maximum exposure to loss equals the undiscounted book value of our equity investment. At June 30, 2008 and December 31, 2007, our maximum exposure to loss on unconsolidated LIHTC partnerships, in which we had a significant variable interest, was $3.5 billion and $3.7 billion, respectively.

Structured Transactions

We periodically issue securities in Structured Transactions, which are backed by mortgage loans or non-Freddie Mac mortgage-related securities using collateral pools transferred to a trust specifically created for the purpose of issuing securities. These trusts issue various senior interests and subordinated interests. We purchase interests, including senior interests, of the trusts and issue and guarantee Structured Securities backed by these interests. The subordinated interests are generally either held by the seller or other party or sold in the capital markets. Generally, the structure of the transactions and the trusts as qualifying special purpose entities exempts them from the scope of FIN 46(R). However, at June 30, 2008 and December 31, 2007, we had an interest in one Structured Transaction that did not fall within the scope of this exception and in which we had a significant variable interest. Our involvement in this one Structured Transaction began in 2002. The size of the Structured Transaction at June 30, 2008 and December 31, 2007 as measured in total assets, was $39 million and $40 million, respectively. For the same dates, our maximum exposure to loss on this transaction was $35 million and $37 million, respectively, consisting of the book value of our investments plus incremental guarantees of the senior interests that are held by third parties.

98	Freddie Mac

NOTE 4: RETAINED PORTFOLIO AND CASH AND INVESTMENTS PORTFOLIO

Table 4.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 4.1 — Available-For-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in millions)

June 30, 2008

Retained portfolio:
Mortgage-related securities:
Freddie Mac	$287,354	$1,855	$(3,731)	$285,478
Subprime	85,061	—	(14,597)	70,464
Commercial mortgage-backed securities	64,874	28	(3,565)	61,337
Alt-A and other	47,348	8	(11,261)	36,095
Federal National Mortgage Association, or Fannie Mae.	44,647	375	(348)	44,674
Obligations of state and political subdivisions	13,320	43	(776)	12,587
Manufactured housing	1,070	100	(48)	1,122
Ginnie Mae	422	19	(1)	440

Total mortgage-related securities	544,096	2,428	(34,327)	512,197

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	12,845	24	—	12,869

Total non-mortgage-related securities	12,845	24	—	12,869

Total available-for-sale securities	$556,941	$2,452	$(34,327)	$525,066

December 31, 2007

Retained portfolio:
Mortgage-related securities:
Freddie Mac	$346,569	$2,981	$(2,583)	$346,967
Subprime	101,278	12	(8,584)	92,706
Commercial mortgage-backed securities	64,965	515	(681)	64,799
Alt-A and other	51,456	15	(2,543)	48,928
Fannie Mae	45,688	513	(344)	45,857
Obligations of state and political subdivisions	14,783	146	(351)	14,578
Manufactured housing	1,149	131	(12)	1,268
Ginnie Mae	545	19	(2)	562

Total mortgage-related securities	626,433	4,332	(15,100)	615,665

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	16,644	25	(81)	16,588
Commercial paper	18,513	—	—	18,513

Total non-mortgage-related securities	35,157	25	(81)	35,101

Total available-for-sale securities	$661,590	$4,357	$(15,181)	$650,766

99	Freddie Mac

Table 4.2 shows the fair value of available-for-sale securities as of June 30, 2008 and December 31, 2007 that have been in a gross unrealized loss position less than 12 months or greater than 12 months.

Table 4.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 months		12 months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)

June 30, 2008

Retained portfolio:
Mortgage-related securities:
Freddie Mac	$116,434	$(1,916)	$41,237	$(1,815)	$157,671	$(3,731)
Subprime	41,427	(8,047)	28,350	(6,550)	69,777	(14,597)
Commercial mortgage-backed securities	32,901	(1,939)	27,237	(1,626)	60,138	(3,565)
Alt-A and other	18,449	(6,728)	16,765	(4,533)	35,214	(11,261)
Fannie Mae	11,247	(85)	7,545	(263)	18,792	(348)
Obligations of state and political subdivisions	4,843	(224)	5,081	(552)	9,924	(776)
Manufactured housing	393	(38)	38	(10)	431	(48)
Ginnie Mae	35	(1)	2	—	37	(1)

Total mortgage-related securities	225,729	(18,978)	126,255	(15,349)	351,984	(34,327)

Total available-for-sale securities in a gross unrealized loss position	$225,729	$(18,978)	$126,255	$(15,349)	$351,984	$(34,327)

December 31, 2007

Retained portfolio:
Mortgage-related securities:
Freddie Mac	$22,546	$(254)	$135,966	$(2,329)	$158,512	$(2,583)
Subprime	87,004	(8,021)	5,213	(563)	92,217	(8,584)
Commercial mortgage-backed securities	8,652	(154)	26,207	(527)	34,859	(681)
Alt-A and other	33,509	(2,029)	14,525	(514)	48,034	(2,543)
Fannie Mae	4,728	(17)	15,214	(327)	19,942	(344)
Obligations of state and political subdivisions	7,735	(264)	1,286	(87)	9,021	(351)
Manufactured housing	435	(11)	24	(1)	459	(12)
Ginnie Mae	2	—	74	(2)	76	(2)

Total mortgage-related securities	164,611	(10,750)	198,509	(4,350)	363,120	(15,100)

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	8,236	(63)	3,222	(18)	11,458	(81)

Total non-mortgage-related securities	8,236	(63)	3,222	(18)	11,458	(81)

Total available-for-sale securities in a gross unrealized loss position	$172,847	$(10,813)	$201,731	$(4,368)	$374,578	$(15,181)

At June 30, 2008, our gross unrealized losses on available-for-sale mortgage-related securities were $34.3 billion. Included in these losses are gross unrealized losses of $29.4 billion related to non-agency mortgage-related securities backed by subprime, Alt-A and other loans and commercial mortgage-backed securities. Approximately 95% of our non-agency mortgage-related securities backed by subprime, Alt-A and other loans and commercial mortgage-backed securities were investment grade (i.e., rated BBB− or better on a Standard & Poor’s or equivalent scale) at July 28, 2008. We believe that these unrealized losses on non-agency mortgage-related securities as of June 30, 2008, were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. Our review included cash flow analysis based on default and prepayment assumptions. While it is possible that under certain conditions, defaults and severity of losses on these securities could exceed our subordination and credit enhancement levels and a principal and interest loss could occur, we do not believe that those conditions are probable at June 30, 2008. As a result of our reviews, we have not identified any securities in our available-for-sale portfolio that are probable of incurring a contractual principal or interest loss beyond the securities for which impairment has already been recorded at June 30, 2008. Based on our ability and intent to hold our available-for-sale securities for a sufficient time to recover all unrealized losses and our consideration of all available information, we have concluded that, other than the securities for which impairment has already been recorded, the reduction in fair value of these securities is temporary at June 30, 2008.

100	Freddie Mac

Table 4.3 below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.

Table 4.3 — Gross Realized Gains and Gross Realized Losses on Available-For-Sale Securities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Retained portfolio:
Mortgage-related securities:
Obligations of states and political subdivisions	$41	$—	$67	$—
Freddie Mac	1	70	192	112
Fannie Mae	—	—	9	—
Commercial mortgage-backed securities	—	—	—	3

Total mortgage-related securities gross realized gains	42	70	268	115

Cash and investments portfolio:
Non-mortgage-related securities:
Obligations of state and political subdivisions	—	—	—	1

Total non-mortgage-related securities gross realized gains	—	—	—	1

Gross realized gains	42	70	268	116

Retained portfolio:
Mortgage-related securities:
Obligations of states and political subdivisions	—	—	(4)	—
Freddie Mac	(4)	(306)	(11)	(317)
Fannie Mae	—	(9)	—	(9)

Total mortgage-related securities gross realized losses	(4)	(315)	(15)	(326)

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	—	(4)	—	(5)

Total non-mortgage-related securities gross realized losses	—	(4)	—	(5)

Gross realized losses	(4)	(319)	(15)	(331)

Net realized gains (losses)	$38	$(249)	$253	$(215)

In addition to the gross realized gains and gross realized losses included in Table 4.3 above, we recorded security impairments on available-for-sale securities for the three months ended June 30, 2008 and 2007, of $1.0 billion and $294 million, respectively. For the six months ended June 30, 2008 and 2007, we recorded security impairments on available-for-sale securities of $1.1 billion and $350 million, respectively.

Table 4.4 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding (losses), net of tax, represents the net fair value adjustments recorded on available-for-sale securities throughout the period, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for realized losses, net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to the sale of an available-for-sale security or the recognition of an impairment loss.

Table 4.4 — AOCI, Net of Taxes, Related to Available-For-Sale Securities

	Six Months Ended
	June 30,
	2008	2007
	(in millions)

Beginning balance	$(7,040)	$(3,332)
Adjustment to initially apply SFAS 159(1)	(854)	—
Net unrealized holding (losses), net of tax(2)	(13,383)	(3,423)
Net reclassification adjustment for realized losses, net of tax(3)(4)	558	365

Ending balance	$(20,719)	$(6,390)

(1)	Net of tax benefit of $460 million for the six months ended June 30, 2008.
(2)	Net of tax benefit of $7.2 billion and $1.8 billion for the six months ended June 30, 2008 and 2007, respectively.
(3)	Net of tax benefit of $301 million and $197 million for the six months ended June 30, 2008 and 2007, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statement of income as impairment losses on available-for-sale securities of $722 million and $225 million, net of tax, for the six months ended June 30, 2008 and 2007, respectively.

101	Freddie Mac

Table 4.5 summarizes the estimated fair values by major security type for trading securities held in our retained portfolio.

Table 4.5 — Trading Securities in our Retained Portfolio

	June 30, 2008	December 31, 2007
	(in millions)

Mortgage-related securities issued by:
Freddie Mac	$129,844	$12,216
Fannie Mae	29,490	1,697
Ginnie Mae	201	175
Other	59	1

Total trading securities in our retained portfolio	$159,594	$14,089

For the three months ended June 30, 2008 and 2007, we recorded net unrealized gains (losses) on trading securities held at June 30, 2008 and 2007 of $(2.1) billion and $20 million, respectively. For the six months ended June 30, 2008 and 2007, we recorded net unrealized gains (losses) on trading securities held at June 30, 2008 and 2007 of $(1.2) billion and $45 million, respectively.

Total trading securities in our retained portfolio include $3.9 billion and $4.2 billion of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments and amendment of FASB Statement No. 133 and 140,” or SFAS 155, related assets as of June 30, 2008 and December 31, 2007, respectively. Gains (losses) on trading securities include losses of $(383) million and $(24) million, respectively, related to these SFAS 155 trading securities for the three and six months ended June 30, 2008. Gains (losses) on trading securities include losses of $(99) million related to these SFAS 155 trading securities for both the three and six months ended June 30, 2007.

Retained Portfolio Voluntary Growth Limit

As of March 1, 2008, we are no longer subject to the voluntary growth limit on our retained portfolio of 2% annually.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for reverse repurchase transactions and most interest-rate swap transactions subject to collateral posting thresholds generally related to a counterparty’s credit rating. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our interest-rate swap transactions. At June 30, 2008 and December 31, 2007, we did not have collateral in the form of securities pledged to and held by us under interest-rate swap agreements.

Collateral Pledged by Freddie Mac

We are also required to pledge collateral for margin requirements with third-party custodians in connection with secured financings, interest-rate swap agreements, futures and daily trade activities with some counterparties. The level of collateral pledged related to our interest-rate swap agreements is determined after giving consideration to our credit rating. As of June 30, 2008, we had two uncommitted intraday lines of credit with third parties, both of which are secured, in connection with the Federal Reserve Board’s revised payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs in connection with our use of the Fedwire system. In certain limited circumstances, the line of credit agreements give the secured parties the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet these requirements upon a demand by the respective counterparty.

Table 4.6 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 4.6 — Collateral in the Form of Securities Pledged

	June 30, 2008	December 31, 2007
	(in millions)

Securities pledged with ability for secured party to repledge
Available-for-sale	$21,896	$17,010
Securities pledged without ability for secured party to repledge
Available-for-sale	452	793

Total securities pledged	$22,348	$17,803

102	Freddie Mac

NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one-to-four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

Table 5.1 summarizes the types of loans within our retained mortgage loan portfolio at June 30, 2008 and December 31, 2007. These balances do not include mortgage loans underlying our guaranteed PCs and Structured Securities, since these are not consolidated on our balance sheets. See “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” for information on our securitized mortgage loans.

Table 5.1 — Mortgage Loans within the Retained Portfolio

	June 30, 2008	December 31, 2007
	(in millions)

Single-family(1):
Conventional
Fixed-rate	$24,000	$20,707
Adjustable-rate	1,942	2,700

Total conventional	25,942	23,407
FHA/VA — Fixed-rate	397	311
Rural Housing Service and other federally guaranteed loans	856	871

Total single-family	27,195	24,589

Multifamily(1):
Conventional
Fixed-rate	59,740	53,111
Adjustable-rate	4,085	4,455

Total conventional	63,825	57,566
Rural Housing Service	3	3

Total multifamily	63,828	57,569

Total unpaid principal balance of mortgage loans	91,023	82,158

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(1,462)	(1,868)
Lower of cost or market adjustments on loans held-for-sale	(24)	(2)
Allowance for loan losses on loans held-for-investment	(468)	(256)

Total mortgage loans, net of allowance for loan losses	$89,069	$80,032

(1)	Based on unpaid principal balances and excluding mortgage loans traded, but not yet settled.

For the six months ended June 30, 2008 and 2007, we transferred $— million and $40 million, respectively, of held-for-sale mortgage loans to held-for-investment.

Loan Loss Reserves

We maintain an allowance for loan losses on mortgage loans in our retained portfolio that we classify as held-for-investment and a reserve for guarantee losses associated with mortgage loans that underlie our guaranteed PCs and Structured Securities, collectively referred to as loan loss reserves. For loans subject to Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” or SOP 03-3, loan loss reserves are only established when it becomes probable that we will be unable to collect all cash flows which we expected to collect when we acquired the loan. Our allowance for loan losses held-for-investment related to single-family and multifamily mortgage loans was $402 million and $66 million, respectively, as of June 30, 2008. The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $5.7 billion and $78 million, respectively, as of June 30, 2008.

103	Freddie Mac

Table 5.2 summarizes loan loss reserve activity during the periods presented.

Table 5.2 — Detail of Loan Loss Reserves

	Three Months Ended June 30,
	2008			2007
	Allowance for	Reserve for	Total Loan	Allowance for	Reserve for	Total Loan
	Loan Losses	Guarantee Losses	Loss Reserves	Loan Losses	Guarantee Losses	Loss Reserves
	(in millions)

Beginning balance	$356	$3,516	$3,872	$87	$716	$803
Provision for credit losses	159	2,378	2,537	67	380	447
Charge-offs(1)(2)	(116)	(512)	(628)	(87)	—	(87)
Recoveries(1)	69	108	177	51	—	51
Transfers, net(3)	—	(145)	(145)	—	(76)	(76)

Ending balance	$468	$5,345	$5,813	$118	$1,020	$1,138

	Six Months Ended June 30,
	2008			2007
	Allowance for	Reserve for	Total Loan	Allowance for	Reserve for	Total Loan
	Loan Losses	Guarantee Losses	Loss Reserves	Loan Losses	Guarantee Losses	Loss Reserves
	(in millions)

Beginning balance	$256	$2,566	$2,822	$69	$550	$619
Provision for credit losses	295	3,482	3,777	115	580	695
Charge-offs(1)(2)	(239)	(687)	(926)	(166)	—	(166)
Recoveries(1)	156	156	312	100	—	100
Transfers, net(3)	—	(172)	(172)	—	(110)	(110)

Ending balance	$468	$5,345	$5,813	$118	$1,020	$1,138

(1)	Charge-offs related to retained mortgages represent the amount of the unpaid principal balance of a loan that has been discharged using the reserve balance to remove the loan from our retained portfolio at the time of resolution. Charge-offs exclude $94 million and $27 million for the three months ended June 30, 2008 and 2007, respectively, and $251 million and $41 million for the six months ended June 30, 2008 and 2007, respectively, related to reserve amounts previously transferred to reduce the carrying value of loans purchased under financial guarantees. Recoveries of charge-offs primarily result from foreclosure alternatives and Real Estate Owned, or REO, acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(2)	Effective December 2007, we no longer automatically purchase loans from PC pools once they become 120 days delinquent, but rather, we purchase loans from PCs when the loans have been 120 days delinquent and (a) the loans are modified, (b) foreclosure sales occur, (c) the loans have been delinquent for 24 months or (d) the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the nonperforming mortgage in our retained portfolio. Consequently, the increase in charge-offs in PCs and Structured Securities during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, respectively, is due to this operational change under which loans proceed to a loss event (upon a foreclosure sale) while in a PC pool.
(3)	Consist primarily of: (a) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with non-performing loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase and (b) amounts attributable to uncollectible interest on PCs and Structured Securities in our retained portfolio.

Impaired Loans

Single-family impaired loans include performing and non-performing loan modifications, as well as delinquent or modified loans that were purchased from mortgage pools underlying our PCs and Structured Securities and long-term standby agreements. Multifamily impaired loans include loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings), certain loans with observable collateral deficiencies, and loans impaired based on management’s judgments concerning other known facts and circumstances associated with those loans. Recorded investment on impaired loans includes the unpaid principal balance plus amortized basis adjustments, which are modifications to the loan’s carrying value.

Single-family mortgage loans are aggregated based on similar risk characteristics and measured for impairment using the present value of the future expected cash flows. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral as the repayment of these loans is generally provided from the cash flows of the underlying collateral. Total loan loss reserves, as presented in “Table 5.2 — Detail of Loan Loss Reserves,” consists of a specific valuation allowance related to impaired mortgage loans, which is presented in Table 5.3, and an additional reserve for other probable incurred losses, which totaled $5,788 million and $2,809 million at June 30, 2008 and December 31, 2007, respectively. Our recorded investment in impaired mortgage loans and the related valuation allowance are summarized in Table 5.3. The specific allowance presented in Table 5.3 is determined using estimates of the fair value of the underlying collateral and insurance or other recoveries, less estimated selling costs.

104	Freddie Mac

Table 5.3 — Impaired Loans

	June 30, 2008			December 31, 2007
	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related valuation allowance	$417	$(25)	$392	$155	$(13)	$142
No related valuation allowance(1)	7,633	—	7,633	8,579	—	8,579

Total	$8,050	$(25)	$8,025	$8,734	$(13)	$8,721

(1)	Primarily represent performing single-family troubled debt restructuring loans and those delinquent loans purchased out of PC pools that have not been impaired subsequent to acquisition.

The average investment in impaired loans was $8.2 billion and $7.5 billion for the six months ended June 30, 2008 and for the year ended December 31, 2007, respectively.

Interest income foregone on impaired loans was approximately $13 million and $39 million for the six months ended June 30, 2008 and 2007, respectively.

Loans Acquired under Financial Guarantees

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our guarantees under certain circumstances to resolve an existing or impending delinquency or default. Prior to December 2007, our practice was to automatically purchase the mortgage loans when the loans were significantly past due, generally after 120 days of delinquency. Effective December 2007, our practice is to purchase loans from pools when the loans have been 120 days delinquent and (a) the loans are modified; (b) foreclosure sales occur; (c) the loans have been delinquent for 24 months; or (d) the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the nonperforming mortgage in our retained portfolio. Loans purchased from PC pools that underlie our guarantees or that are covered by our standby commitments are recorded at the lesser of their initial investment or the loans’ fair value. Our estimate of the fair value of delinquent loans purchased from pools is determined by obtaining indicative market prices from large, experienced dealers and using an average of these market prices to estimate the initial fair value. We recognize losses on loans purchased in our consolidated statements of income when, upon purchase, the fair value is less than the acquisition cost of the loan. At June 30, 2008 and 2007, the unpaid principal balances of mortgage loans in our retained portfolio acquired under financial guarantees were $6.1 billion and $4.7 billion, respectively, while the carrying amounts of these loans were $4.7 billion and $4.1 billion, respectively.

We account for loans acquired in accordance with SOP 03-3 if, at acquisition, the loans have credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrower without significant delay. We concluded that all loans acquired under financial guarantees during all periods presented met this criterion. Table 5.4 provides details on impaired loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 5.4 — Loans Acquired Under Financial Guarantees

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Contractual principal and interest payments at acquisition	$874	$2,008	$1,384	$4,017
Non-accretable difference	(49)	(86)	(71)	(146)

Cash flows expected to be collected at acquisition	825	1,922	1,313	3,871
Accretable balance	(275)	(440)	(412)	(821)

Initial investment in acquired loans at acquisition	$550	$1,482	$901	$3,050

The excess of contractual principal and interest over the undiscounted amount of cash flows we expect to collect represents a non-accretable difference that is neither accreted to interest income nor displayed on the consolidated balance sheets. The amount that may be accreted into interest income on such loans is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows from the loan over our initial investment in the loan. We consider estimated prepayments when calculating the accretable balance and the non-accretable difference. While these loans are seriously delinquent, no amounts are accreted to interest income. Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized an increase in provision for credit losses related to these loans of $2 million and $1 million for the three months ended June 30, 2008 and 2007, respectively, and $5 million and $2 million for the six months ended June 30, 2008 and 2007, respectively.

105	Freddie Mac

Table 5.5 provides changes in the accretable balance of loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 5.5 — Changes in Accretable Balance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Beginning balance	$2,249	$855	$2,407	$510
Additions from new acquisitions	275	440	412	821
Accretion during the period	(91)	(65)	(168)	(65)
Reductions(1)	(120)	(73)	(345)	(108)
Change in estimated cash flows(2)	(25)	13	106	37
Reclassifications to or from nonaccretable difference(3)	(77)	(46)	(201)	(71)

Ending balance	$2,211	$1,124	$2,211	$1,124

(1)	Represent the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to troubled debt restructurings or changes in the prepayment assumptions of the related loans.
(3)	Represent the change in expected cash flows due to changes in credit quality or credit assumptions.

Delinquency Rates

Table 5.6 summarizes the delinquency performance for our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities backed by Ginnie Mae Certificates.

Table 5.6 — Delinquency Performance

	June 30, 2008	December 31, 2007

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	0.67%	0.45%
Total number of delinquent loans	68,080	44,948
Credit-enhanced portfolio(2)
Delinquency rate	2.10%	1.62%
Total number of delinquent loans	47,216	34,621
Total portfolio(2)
Delinquency rate	0.93%	0.65%
Total number of delinquent loans	115,296	79,569
Structured Transactions(3):
Delinquency rate	11.86%	9.86%
Total number of delinquent loans	15,366	14,122
Total single-family:
Delinquency rate	1.04%	0.76%
Total number of delinquent loans	130,662	93,691
Multifamily:
Total portfolio
Delinquency rate(4)	0.04%	0.02%
Net carrying value of delinquent loans (in millions)	$34	$10

(1)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excluding Structured Transactions.
(3)	Structured Transactions generally have underlying mortgage loans with a variety of risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on net carrying value of mortgages 90 days or more delinquent rather than on a unit basis and excludes multifamily Structured Transactions, which were approximately 1% of our total multifamily portfolio at both June 30, 2008 and December 31, 2007, respectively. There were no delinquencies for our multifamily Structured Transactions at both June 30, 2008 and December 31, 2007.

NOTE 6: REAL ESTATE OWNED

For periods presented below, the weighted average holding period for our disposed properties was less than one year. Table 6.1 provides a summary of our REO activity.

Table 6.1 — REO

	Three Months Ended June 30,
	2008			2007
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$2,698	$(484)	$2,214	$1,021	$(143)	$878
Additions	1,755	(106)	1,649	575	(35)	540
Dispositions and write-downs	(1,240)	(43)	(1,283)	(416)	18	(398)

Ending balance	$3,213	$(633)	$2,580	$1,180	$(160)	$1,020

106	Freddie Mac

	Six Months Ended June 30,
	2008			2007
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$2,067	$(331)	$1,736	$871	$(128)	$743
Additions	3,140	(190)	2,950	1,066	(64)	1,002
Dispositions and write-downs	(1,994)	(112)	(2,106)	(757)	32	(725)

Ending balance	$3,213	$(633)	$2,580	$1,180	$(160)	$1,020

We recognized losses of $183 million and $18 million for the three months ended June 30, 2008 and 2007, respectively, and $292 million and $33 million for the six months ended June 30, 2008 and 2007, respectively, on single-family REO dispositions, which are included in REO operations expense. The number of single-family property additions to our REO balance increased by 148% and 132% for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007. Increases in our single-family REO acquisitions have been most significant in the North Central, West and Southeast regions. The West region represents approximately 26% of the new acquisitions during the six months ended June 30, 2008, based on the number of units, and the highest concentration in the West region is in the state of California. At June 30, 2008, our REO inventory in California represented approximately 25% of our total REO inventory. We increased our valuation allowance for single-family REO by $118 million and $232 million for the three and six months ended June 30, 2008, to account for increased volume of REO properties and declines in home prices during the six months ended June 30, 2008.

NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities are classified as either due within one year or due after one year based on their remaining contractual maturity. Table 7.1 summarizes the balances and effective rates for debt securities and subordinated borrowings.

Table 7.1 — Total Debt Securities

	June 30, 2008			December 31, 2007
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)
	(dollars in millions)

Senior debt, due within one year:
Reference Bills® securities and discount notes	$231,452	$230,148	2.36%	$198,323	$196,426	4.52%
Medium-term notes	12,105	12,105	2.49	1,175	1,175	4.36

Short-term debt securities	243,557	242,253	2.37	199,498	197,601	4.52
Current portion of long-term debt	84,108	84,050	4.51	98,432	98,320	4.44

Senior debt, due within one year	327,665	326,303	2.92	297,930	295,921	4.49
Senior debt, due after one year(3)	537,067	505,013	4.62	478,547	438,147	5.24
Subordinated debt, due after one year(4)	4,784	4,496	5.60	4,784	4,489	5.84

Senior and subordinated debt, due after one year	541,851	509,509	4.63	483,331	442,636	5.25

Total debt securities	$869,516	$835,812		$781,261	$738,557

(1)	Represents par value, net of associated discounts, premiums and hedging-related basis adjustments, with $362 million of current portion of long-term debt and $14.8 billion of senior debt, due after one year that represents the fair value of foreign-currency denominated debt in accordance with SFAS 159 at June 30, 2008.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs and hedging-related basis adjustments.
(3)	Balance, net for senior debt, due after one year includes callable debt of $234.4 billion and $202.0 billion at June 30, 2008 and December 31, 2007, respectively.
(4)	Balance, net for subordinated debt, due after one year includes callable debt of $— at both June 30, 2008 and December 31, 2007.

For the three and six months ended June 30, 2008, we recognized fair value gains (losses) of $569 million and $(816) million on our foreign-currency denominated debt, respectively, of which $88 million and $(1.1) billion are gains (losses) related to our net foreign-currency translation, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information regarding our adoption of SFAS 159.

NOTE 8: STOCKHOLDERS’ EQUITY

Stock Repurchase and Issuance Programs

During the six months ended June 30, 2008, we did not issue any preferred stock and did not repurchase any of our common stock.

Dividends Declared During 2008

On March 7, 2008 and June 6, 2008, our board of directors declared a quarterly dividend on our common stock of $0.25 per share and dividends on our preferred stock consistent with the contractual rates and terms shown in “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 8: STOCKHOLDERS’ EQUITY — Table 8.1 — Preferred Stock” in our Registration Statement.

107	Freddie Mac

NOTE 9: REGULATORY CAPITAL

Table 9.1 summarizes our regulatory capital requirements and surpluses.

Table 9.1 — Regulatory Capital Requirements(1)

	June 30, 2008	December 31, 2007
	(in millions)

Minimum capital requirement	$28,710	$26,473
Core capital	37,128	37,867
Minimum capital surplus	8,418	11,394

Critical capital requirement	$14,746	$13,618
Core capital	37,128	37,867
Critical capital surplus	22,382	24,249

Risk-based capital requirement(2)	N/A	$14,102
Total capital(2)	N/A	40,929
Risk-based capital surplus(2)	N/A	26,827

(1)	The Office of Federal Housing Enterprise Oversight, or OFHEO, is the authoritative source of the capital calculations that underlie our capital classifications. The minimum and critical capital values for June 30, 2008 reflect the amounts we reported to OFHEO.
(2)	OFHEO determines the amounts reported with respect to our risk-based capital requirement. OFHEO has not yet reported amounts for June 30, 2008. OFHEO reported that our risk-based capital requirement was $26.1 billion as of March 31, 2008 and our total capital of $42.2 billion on that date exceeded the requirement by $16.1 billion.

Factors that could adversely affect the adequacy of our regulatory capital in future periods include our ability to execute capital transactions; GAAP net losses; continued declines in home prices; increases in our credit and interest-rate risk profiles; adverse changes in interest-rates, the yield curve or implied volatility; adverse option-adjusted spread, or OAS, changes; impairments of non-agency mortgage-related securities; counterparty downgrades; downgrades of non-agency mortgage-related securities (with respect to risk-based capital); legislative or regulatory actions that increase capital requirements; or changes in accounting practices or standards. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for more information. In particular, interest-rate levels or implied volatilities could affect the amount of our core capital, even if we were economically well hedged against interest-rate changes, because certain gains or losses are recognized through GAAP earnings while other offsetting gains or losses may not be. Changes in OAS can also affect the amount of our core capital, because OAS is a factor in the valuation of our guaranteed mortgage portfolio and trading portfolio.

Table 9.2 summarizes our compliance with our subordinated debt commitment.

Table 9.2 — Subordinated Debt Commitment(1)

	June 30, 2008	December 31, 2007
	(in millions)

Total on-balance sheet assets and guaranteed PCs and Structured Securities outstanding target(2)	$41,509	$38,000
Total capital plus qualifying subordinated debt	46,585	44,559
Surplus	5,076	6,559

(1)	The values for June 30, 2008 reflect the amounts we reported to OFHEO.
(2)	Equals the sum of 0.45% of outstanding guaranteed PCs and Structured Securities and 4% of on-balance sheet assets.

Regulatory Capital Monitoring Framework

In a letter dated January 28, 2004, OFHEO created a framework for monitoring our capital. The letter directed that we maintain a 30% mandatory target capital surplus over our statutory minimum capital requirement, subject to certain conditions and variations; that we submit weekly reports concerning our capital levels; and that we obtain prior approval of certain capital transactions. On March 19, 2008, OFHEO announced a reduction in our mandatory target capital surplus from 30% to 20% above our statutory minimum capital requirement. OFHEO has informed us that, upon completion of our $5.5 billion capital raise, our mandatory target capital surplus will be reduced from 20% to 15%. OFHEO has also informed us that it intends a further reduction of our mandatory target capital surplus from 15% to 10% upon completion of our SEC registration process, which was completed on July 18, 2008, our completion of the remaining Consent Order requirement (i.e., the separation of the positions of Chairman and Chief Executive Officer), our continued commitment to maintain capital well above OFHEO’s regulatory requirement and no material adverse changes to ongoing regulatory compliance. For more information regarding our regulatory capital monitoring framework see “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL” in our Registration Statement.

108	Freddie Mac

Table 9.3 summarizes our compliance with the mandatory target capital surplus portion of OFHEO’s monitoring framework.

Table 9.3 — Mandatory Target Capital Surplus(1)

	June 30, 2008	December 31, 2007
	(in millions)

Statutory minimum capital requirement plus add-on(2)	$34,451	$34,415
Core capital	37,128	37,867
Surplus	2,677	3,452

(1)	The values for June 30, 2008 are based on amounts we reported to OFHEO.
(2)	Amounts as of June 30, 2008 and December 31, 2007 are based on 20% and 30% mandatory target capital surplus, respectively.

NOTE 10: DERIVATIVES

We use derivatives to conduct our risk management activities. We principally use the following types of derivatives:

•	LIBOR- and Euro Interbank Offered Rate, or Euribor-, based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

Our derivative portfolio also includes certain purchase and sale commitments and other contractual agreements, including credit derivatives and swap guarantee derivatives in which we guarantee the sponsor’s or the borrower’s performance as a counterparty on certain interest-rate swaps.

Beginning in the first quarter of 2008, we began designating certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt while maintaining our risk management goals. In the periods presented prior to 2008, we only elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities. We believe this expanded hedging will reduce volatility in our consolidated statements of income. For a derivative accounted for as a cash flow hedge, changes in fair value are reported in AOCI, net of taxes, on our consolidated balance sheets to the extent the hedge is effective. The remaining ineffective portion of changes in fair value is reported as other income on our consolidated statements of income.

During the three and six months ended June 30, 2008, we recognized hedge ineffectiveness gains (losses) related to cash flow hedges of $7 million and $4 million, respectively, on our consolidated statements of income. During the three and six months ended June 30, 2007, we did not recognize any hedge ineffectiveness gains (losses) related to cash flow hedges on our consolidated statements of income. No amounts were excluded from the assessment of hedge effectiveness. We record changes in the fair value of derivatives not in hedge accounting relationships as derivative gains (losses) on our consolidated statements of income. Any associated interest received or paid from derivatives not in hedge accounting relationships is recognized on an accrual basis and also recorded in derivative gains (losses) on our consolidated statements of income. Interest received or paid from derivatives in qualifying cash flow hedges is recognized on an accrual basis and is recorded in net interest income on our consolidated statements of income.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at June 30, 2008 and December 31, 2007 was $8.3 billion and $6.5 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at June 30, 2008 and December 31, 2007 was $210 million and $344 million, respectively.

At June 30, 2008 and December 31, 2007, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable.

As shown in Table 10.1 the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $3.4 billion and $4.6 billion at June 30, 2008 and 2007, respectively, composed mainly of deferred net losses on closed cash flow hedges. Net change in fair value related to cash flow hedging activities, net of tax, represents the net change in the fair value of the derivatives that were designated as cash flow hedges, after the effects of our federal statutory tax rate of 35%, to the extent the hedges were effective. Net reclassifications of losses to earnings, net of tax, represents the AOCI amount, after the effects of our federal statutory tax rate of 35%, that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately.

109	Freddie Mac

Over the next 12 months, we estimate that approximately $801 million, net of taxes, of the $3.4 billion of cash flow hedging losses in AOCI, net of taxes, at June 30, 2008 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 25 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at June 30, 2008, will be reclassified to earnings over the next five and ten years, respectively.

Table 10.1 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Six Months Ended
	June 30,
	2008	2007

Beginning balance(1)	$(4,059)	$(5,032)
Adjustment to initially apply SFAS 159(2)	4	—
Net change in fair value related to cash flow hedging activities, net of tax(3)	204	(37)
Net reclassifications of losses to earnings and other, net of tax(4)	433	495

Ending balance(1)	$(3,418)	$(4,574)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Net of tax benefit of $— for the six months ended June 30, 2008.
(3)	Net of tax (benefit) expense of $112 million and $(20) million for the six months ended June 30, 2008 and 2007, respectively.
(4)	Net of tax benefit of $233 million and $266 million for the six months ended June 30, 2008 and 2007, respectively.

NOTE 11: LEGAL CONTINGENCIES

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller/servicer’s eligibility to sell mortgages to, and/or service mortgages for, us. In these cases, the former seller/servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of mortgages. These suits typically involve claims alleging wrongful actions of seller/servicers. Our contracts with our seller/servicers generally provide for indemnification against liability arising from their wrongful actions.

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS 5, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

Putative Securities Class Action Lawsuits.  Reimer vs. Freddie Mac, Syron, Cook, Piszel and McQuade (“Reimer”) and Ohio Public Employees Retirement System vs. Freddie Mac, Syron, et al (“OPERS”). Two virtually identical putative securities class action lawsuits were filed against Freddie Mac and certain of our current and former officers alleging that the defendants violated federal securities laws by making “false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry.” Reimer was filed on November 21, 2007 in the U.S. District Court for the Southern District of New York and OPERS was filed on January 18, 2008 in the U.S. District Court for the Northern District of Ohio. On March 10, 2008, the Court in Reimer granted the plaintiff’s request to voluntarily dismiss the case, and the case was dismissed. In OPERS, on April 10, 2008, the court appointed OPERS as lead plaintiff and approved its choice of counsel. The plaintiff is seeking unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. At present, it is not possible to predict the probable outcome of the OPERS lawsuit or any potential impact on our business, financial condition, or results of operations.

Shareholder Demand Letters.  In late 2007 and early 2008, the board of directors received three letters from purported shareholders of Freddie Mac, which together contain allegations of corporate mismanagement and breaches of fiduciary duty in connection with the company’s risk management, alleged false and misleading financial disclosures, and the alleged sale of stock based on material non-public information by certain officers and directors. One letter demands that the board commence an independent investigation into the alleged conduct, institute legal proceedings to recover damages from the responsible individuals, and implement corporate governance initiatives to ensure that the alleged problems do not recur. The second letter demands that Freddie Mac commence legal proceedings to recover damages from responsible board members, senior officers, Freddie Mac’s outside auditors, and other parties who allegedly aided or abetted the improper conduct. The third letter demands relief similar to that of the second letter, as well as recovery for unjust enrichment. The board of directors formed a Special Litigation Committee to investigate the purported shareholders’ allegations, and the investigation is proceeding.

Shareholder Derivative Lawsuits.  A shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on March 10, 2008, in the U.S. District Court for the Southern District of New York against certain current and former officers and directors of Freddie Mac and a number of third parties, including Freddie Mac’s auditor,

110	Freddie Mac

PricewaterhouseCoopers LLP. The complaint, which was filed by an individual who had submitted a shareholder demand letter to the board of directors in late 2007, alleges breach of fiduciary duty, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment in connection with various alleged business and risk management failures. It also alleges false assurances by the company regarding our financial exposure in the subprime financing market, our risk management and our internal controls. The plaintiff seeks unspecified damages, declaratory relief, an accounting, injunctive relief, disgorgement, punitive damages, attorney’s fees, interest and costs. On June 16, 2008, we filed a motion to transfer the case to the Eastern District of Virginia, or alternatively to stay the case pending the completion of the investigation of plaintiff’s allegations by the Special Litigation Committee appointed by the board of directors. At present, it is not possible to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

A second shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on June 6, 2008, in the U.S. District Court for the Southern District of New York against certain current and former Freddie Mac officers and directors. The complaint, which was filed by an individual who had submitted a shareholder demand letter to the board of directors in late 2007, alleges that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the Company’s retained portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief. Among other things, plaintiff also seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. At present, it is not possible to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

In addition, on July 24, 2008, The Adams Family Trust and Kevin Tashjian filed a purported derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac, with Freddie Mac named as a nominal defendant in the action. The Adams Family Trust and Kevin Tashjian had previously sent a derivative demand letter to the board of directors on March 26, 2008 requesting that it commence legal proceedings against senior management and certain directors to recover damages for their alleged wrongdoing. Similar to the two other shareholder derivative actions described above, this complaint alleges that the defendants breached their fiduciary duties by failing to implement and/or maintain sufficient risk management and other controls; failing to adequately reserve for uncollectible loans and other risks of loss; and making false and misleading statements regarding the company’s exposure to the sub-prime market, the strength of the company’s risk management and internal controls, and the company’s underwriting standards in response to alleged abuses in the sub-prime industry. The plaintiffs also allege that current and former officers and directors breached their fiduciary duties and unjustly enriched themselves through their sale of stock based on material non-public information. At present, it is not possible to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Antitrust Lawsuits.  Consolidated lawsuits were filed against Fannie Mae and Freddie Mac in the U.S. District Court for the District of Columbia, originally filed on January 10, 2005, alleging that both companies conspired to establish and maintain artificially high management and guarantee fees. The complaint covers the period January 1, 2001 to the present and asserts a variety of claims under federal and state antitrust laws, as well as claims under consumer-protection and similar state laws. The plaintiffs seek injunctive relief, unspecified damages (including treble damages with respect to the antitrust claims and punitive damages with respect to some of the state claims) and other forms of relief. We filed a motion to dismiss the action and are awaiting a ruling from the court. At present, it is not possible for us to predict the probable outcome of the consolidated lawsuit or any potential impact on our business, financial condition or results of operations.

The New York Attorney General’s Investigation.  In connection with the New York Attorney General’s suit filed against eAppraiseIT and its parent corporation, First American, alleging appraisal fraud in connection with loans originated by Washington Mutual, in November 2007, the New York Attorney General demanded that we either retain an independent examiner to investigate our mortgage purchases from Washington Mutual supported by appraisals conducted by eAppraiseIT, or immediately cease and desist from purchasing or securitizing Washington Mutual loans and any loans supported by eAppraiseIT appraisals. We also received a subpoena from the New York Attorney General’s office for information regarding appraisals and property valuations as they relate to our mortgage purchases and securitizations from January 1, 2004 to the present. In March 2008, OFHEO, the New York Attorney General and Freddie Mac reached a settlement in which we agreed to adopt a Home Valuation Protection Code, effective January 1, 2009, to enhance appraiser independence. In addition, we agreed to provide funding for an Independent Valuation Protection Institute. From March 14, 2008 through April 30, 2008, market participants were afforded the opportunity to comment on the implementation and deployment of the Code. We have reviewed and summarized the comments received, which were submitted to and discussed with OFHEO. Under the terms of the agreement, OFHEO, the New York Attorney General and Freddie Mac are reviewing the comments in good faith and will consider any amendments to the Code necessary to avoid any unforeseen consequences.

111	Freddie Mac

NOTE 12: INCOME TAXES

For the six months ending June 30, 2008 and 2007, we reported income tax benefits of $1.5 billion and $303 million, respectively, representing effective tax rates of 60% and (103)%, respectively. Our effective tax rate was favorably impacted by our investments in LIHTC partnerships, interest earned on tax-exempt housing-related securities and the favorable settlement with the IRS as discussed below.

Deferred Tax Asset

Table 12.1 — Net Deferred Tax Asset / (Liability)

	June 30, 2008	December 31, 2007
	(in millions)

Deferred tax assets:
Deferred fees related to securitizations	$3,489	$3,680
Basis differences related to derivative instruments	3,305	3,477
Credit related items and reserve for loan losses	1,945	1,013
Employee compensation and benefit plans	208	196
Unrealized (gains) losses related to available-for-sale securities	11,156	3,791

Total deferred tax asset	$20,103	$12,157

Deferred tax liabilities:
Premium and discount amortization	$(1,392)	$(1,380)
Basis differences related to assets held for investment	(280)	(431)
Other items, net	(32)	(42)

Total deferred tax (liability)	(1,704)	(1,853)

Net deferred tax asset / (liability)	$18,399	$10,304

At June 30, 2008, we had a net deferred tax asset of $18 billion of which $11 billion related to the tax effect of losses in our available-for-sale securities portfolio. We believe that the realization of our net deferred tax asset is more likely than not. In making this determination, we considered all available evidence, both positive and negative. The positive evidence we considered primarily included our intent and ability to hold the available-for-sale securities until losses can be recovered, our history of taxable income, capital adequacy and the duration of statutory carryback and carryforward periods and forecasts of future profitability. The negative evidence we considered was the three-year cumulative book loss, including losses in AOCI and the difficulty in predicting potential unsettled circumstances. If future events significantly differ from our current forecasts, a valuation allowance may need to be established.

Prevailing market trends and conditions in the U.S. housing market have created difficulties for mortgage lending institutions and contributed to our experiencing cumulative pre-tax book losses over the most recent three-year period. Such cumulative losses generally make it difficult to conclude under FAS 109 that a valuation allowance is not needed. However, our strong earnings history and our assessment that the prevailing market trends and conditions in the U.S. housing market are not a continuing condition support the conclusion that a valuation allowance is not needed. Our strong earnings history on a pre-tax book income basis is also reflected in our historical federal income tax returns. In addition, we anticipate that we will be able to generate future taxable income from the following sources to realize our deferred tax assets: (1) reversals of existing taxable temporary differences; (2) taxable income exclusive of reversing temporary differences and carryforwards; (3) taxable income in prior carryback years; and (4) tax-planning strategies.

At June 30, 2008, we have no tax credit carryforwards. However, we expect that our ability to use all of the tax credits generated by existing or future investments in LIHTC partnerships to reduce our federal income tax liability may be limited by the alternative minimum tax in the future.

Unrecognized Tax Benefits

At June 30, 2008, we had total unrecognized tax benefits, exclusive of interest, of $584 million. Included in the $584 million are $2 million of unrecognized tax benefits, that if recognized, would favorably affect our effective tax rate. The unrecognized tax benefits changed from $637 million at December 31, 2007 to $584 million at June 30, 2008, primarily due to the settlement with the IRS. The settlement had a favorable impact on our effective tax rate. The remaining $582 million of unrecognized tax benefits at June 30, 2008 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest, would not affect our effective tax rate.

We continue to recognize interest and penalties, if any, in income tax expense. As of June 30, 2008, we had total accrued interest receivable, net of tax effect, of $159 million. The total accrued interest receivable changed from $55 million at December 31, 2007 to $159 million at June 30, 2008 primarily relating to the settlement with the IRS. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to tax refund claims; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. Of the $159 million of accrued interest receivable as of June 30, 2008, approximately $136 million

112	Freddie Mac

of accrued interest payable, net of tax effect, is allocable to unrecognized tax benefits. We have no amount accrued for penalties.

The statute of limitations for federal income tax purposes is open on corporate income tax returns filed for years 1985 to 2006. The IRS is currently examining tax years 2003 to 2005 and has completed its examination of years 1998 to 2002. The principal matter in controversy as the result of the examinations involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. Tax years 1985 to 1997 are before the U.S. Tax Court. In June 2008 we reached agreement with the IRS on a settlement regarding the tax treatment of the customer relationship intangible asset recognized upon our transition from non-taxable to taxable status in 1985. The settlement agreement is subject to review by the Joint Committee on Taxation of the U.S. Congress. As a result of this agreement, we remeasured the tax benefit from this uncertain tax position and recognized $171 million of tax and interest in the second quarter of 2008. If approved, the customer relationships settlement agreement will resolve the last matter to be decided by the U.S. Tax Court in the current litigation. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided favorably by the Court in 2005, are subject to appeal.

We believe it is not reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months that could have a material impact on income tax expense or benefit in the period the issue is resolved.

NOTE 13: EMPLOYEE BENEFITS

We maintain a tax-qualified, funded defined benefit pension plan, or Pension Plan, covering substantially all of our employees. We also maintain a nonqualified, unfunded defined benefit pension plan for our officers as part of our Supplemental Executive Retirement Plan. We maintain a defined benefit postretirement health care plan, or Retiree Health Plan, that generally provides postretirement health care benefits on a contributory basis to retired employees age 55 or older who rendered at least 10 years of service (five years of service if the employee was eligible to retire prior to March 1, 2007) and who, upon separation or termination, immediately elected to commence benefits under the Pension Plan in the form of an annuity. Our Retiree Health Plan is currently unfunded and the benefits are paid from our general assets. This plan and our defined benefit pension plans are collectively referred to as the defined benefit plans.

Effective January 1, 2008, we adopted the measurement date provisions of SFAS 158. In accordance with SFAS 158, we have changed the measurement date of our defined benefit plan assets and obligations from September 30 to our fiscal year-end date of December 31 using the 15-month transition method. Under this approach, we used the measurements determined in our 2007 consolidated financial statements included in our Registration Statement to estimate the effects of the measurement date change. As a result of adoption, we recognized an $8 million decrease in retained earnings (after tax) at January 1, 2008 and the impact to AOCI (after tax) was immaterial.

Table 13.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three and six months ended June 30, 2008 and 2007. Net periodic benefit cost is included in salaries and employee benefits in our consolidated statements of income.

Table 13.1 — Net Periodic Benefit Cost Detail

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)

Pension Benefits

Service cost	$9	$9	$17	$17
Interest cost on benefit obligation	9	7	17	15
Expected (return) loss on plan assets	(11)	(10)	(21)	(19)
Recognized net actuarial (gain) loss	—	1	1	2

Net periodic benefit cost	$7	$7	$14	$15

Postretirement Health Care Benefits
Service cost	$2	$2	$4	$4
Interest cost on benefit obligation	2	2	4	4

Net periodic benefit cost	$4	$4	$8	$8

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount at least equal to the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. We have not yet determined whether a contribution to our Pension Plan is required for the 2008 plan year.

113	Freddie Mac

NOTE 14: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

Effective January 1, 2008, we adopted SFAS 157, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect assumptions based on the best information available under the circumstances. We use valuation techniques that maximize the use of observable inputs, where available and minimize the use of unobservable inputs.

The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted market prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets; and

Level 3:	Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

As required by SFAS 157, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 14.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at June 30, 2008.

Table 14.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at June 30, 2008
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Mortgage-related securities:
Available-for-sale, at fair value	$—	$377,460	$134,737	$—	$512,197
Trading, at fair value	—	155,785	3,809	—	159,594

Total mortgage-related securities	—	533,245	138,546	—	671,791
Non-mortgage-related securities:
Available-for-sale, at fair value	—	12,865	4	—	12,869
Derivative assets, net	98	18,187	69	(17,913)	441
Guarantee asset, at fair value	—	—	11,019	—	11,019

Total assets carried at fair value on a recurring basis	$98	$564,297	$149,638	$(17,913)	$696,120

Liabilities:
Debt securities denominated in foreign currencies	$—	$15,202	$—	$—	$15,202
Derivative liabilities, net	145	11,247	276	(10,758)	910

Total liabilities carried at fair value on a recurring basis	$145	$26,449	$276	$(10,758)	$16,112

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral held and net trade/settle payable were $8.1 billion and $0.1 billion, respectively, at June 30, 2008. The net interest receivable of derivative assets and derivative liabilities was $1.0 billion at June 30, 2008, which was mainly related to interest rate swaps that we have entered into.

Fair Value Measurements (Level 3)

Level 3 measurements consist of assets and liabilities that are supported by little or no market activity where observable inputs are not available. The fair value of these assets and liabilities is measured using significant inputs that are considered unobservable. Unobservable inputs reflect assumptions based on the best information available under the circumstances. We use valuation techniques that maximize the use of observable inputs, where available, and minimize the use of unobservable inputs.

Our Level 3 items mainly represent non-agency residential mortgage-related securities and our guarantee asset. During the first half of 2008, the market for non-agency securities backed by subprime and Alt-A mortgage loans became significantly less liquid, which resulted in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs. Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of discounts for liquidity applied by

114	Freddie Mac

dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. See “NOTE 2 — FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” for more information about the valuation of our guarantee asset.

Table 14.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Level 3 at Fair Value for the Three Months Ended June 30, 2008
	Mortgage-related securities		Non-mortgage-
	Available-for-sale,	Trading,	related securities:	Guarantee asset,	Net
	at fair value	at fair value	Available-for-sale	at fair value(1)	derivatives(2)
	(in millions)

Balance, March 31, 2008	$144,199	$3,370	$—	$9,134	$—
Total realized and unrealized gains (losses):
Included in earnings(3)(4)(5)	(786)	422	—	1,591	(232)
Included in other comprehensive income(3)(4)	1,801	—	—	—	(2)

Total realized and unrealized gains (losses)	1,015	422	—	1,591	(234)
Purchases, issuances, sales and settlements, net	(10,737)	147	(1)	294	27
Net transfers in and/or out of Level 3	260	(130)	5	—	—

Balance, June 30, 2008	$134,737	$3,809	$4	$11,019	$(207)

Unrealized gains (losses) still held(6)	$(826)	$423	$—	$1,591	$(184)

	Level 3 at Fair Value for the Six Months Ended June 30, 2008
	Mortgage-related securities		Non-mortgage-
	Available-for-sale,	Trading,	related securities:	Guarantee asset,	Net
	at fair value	at fair value	Available-for-sale	at fair value(1)	derivatives(2)
	(in millions)

Balance, December 31, 2007	$19,859	$2,710	$—	$9,591	$(216)
Impact of SFAS 159	(443)	443	—	—	—

Balance, January 1, 2008	19,416	3,153	—	9,591	(216)
Total realized and unrealized gains (losses):
Included in earnings(3)(4)(5)	(837)	(22)	—	671	25
Included in other comprehensive income(3)(4)	(16,152)	—	—	—	(1)

Total realized and unrealized gains (losses)	(16,989)	(22)	—	671	24
Purchases, issuances, sales and settlements, net	(21,717)	772	(1)	757	(15)
Net transfers in and/or out of Level 3	154,027	(94)	5	—	—

Balance, June 30, 2008	$134,737	$3,809	$4	$11,019	$(207)

Unrealized gains (losses) still held(6)	$(897)	$(33)	$—	$671	$11

(1)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic mark-to-fair value of our guarantee asset.
(2)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(3)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales are recorded in gains (losses) on investment activity on our consolidated statements of income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in gains (losses) on investment activity on our consolidated statements of income.
(4)	Changes in fair value of derivatives are recorded in derivative gains (losses) for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Registration Statement for additional information.
(5)	Changes in fair value of the guarantee asset are recorded in gains (losses) on guarantee asset on our consolidated statements of income. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Registration Statement for additional information.
(6)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that are still held at June 30, 2008.

Nonrecurring Fair Value Changes

Certain assets are measured at fair value on our consolidated balance sheets only if certain conditions exist as of the balance sheet date. We consider the fair value measurement related to these assets to be nonrecurring. These assets include held-for-sale mortgage loans, REO net, as well as impaired held-for-investment multifamily mortgage loans. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or the write-down of individual assets to current fair value amounts due to impairments.

115	Freddie Mac

Table 14.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	June 30, 2008
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Total Gains (Losses)
	for Identical	Inputs	Inputs		Three Months Ended	Six Months Ended
	Assets (Level 1)	(Level 2)	(Level 3)	Total	June 30, 2008	June 30, 2008(1)
	(in millions)

Assets:
Mortgage loans:(2)
Held-for-investment	$—	$—	$76	$76	$(2)	$(4)
Held-for-sale	—	—	175	175	(3)	(3)
REO, net(3)	—	—	1,717	1,717	(117)	(232)

Total assets carried at fair value on a non-recurring basis	$—	$—	$1,968	$1,968	$(122)	$(239)

(1)	Represents the total gains/losses recorded on items measured at fair value on a non-recurring basis as of June 30, 2008.
(2)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, which are classified as held-for-investment and have related valuation allowance.
(3)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.7 billion, less cost to sell of $130 million (or $1.6 billion) at June 30, 2008.

Fair Value Election

On January 1, 2008, we adopted SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. We elected the fair value option for certain available-for-sale mortgage-related securities, foreign-currency denominated debt and investments in securities classified as available-for-sale securities and identified as in the scope of EITF 99-20. For additional information regarding the adoption of SFAS 159, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles.”

Certain Available-for-sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale securities held in our retained portfolio to better reflect the natural offset these securities provide to fair value changes recorded on our guarantee asset. We record fair value changes on our guarantee asset through our consolidated statements of income. However, we historically classified virtually all of our securities as available-for-sale and recorded those fair value changes in AOCI. The securities selected for the fair value option include principal only strips and certain pass-through and Structured Securities that contain positive duration features that provide offset to the negative duration associated with our guarantee asset. We will continually evaluate new security purchases to identify the appropriate security mix to classify as trading to match the changing duration features of our guarantee asset and the securities that provide offset.

For available-for-sale securities identified as within the scope of EITF 99-20, we elected the fair value option to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. Under EITF 99-20 for available-for-sale securities, when an impairment is considered other-than-temporary, the impairment amount is recorded in our consolidated statements of income and subsequently accreted back through interest income as long as the contractual cash flows occur. Any subsequent periodic increases in the value of the security are recognized through AOCI. By electing the fair value option for these instruments, we will reflect valuation changes through our consolidated statements of income in the period they occur, including increases in value.

For mortgage-related securities and investments in securities that are selected for the fair value option and classified as trading securities subsequently, the change in fair value for the three and six months ended June 30, 2008 was recorded in gains (losses) on investment activity in our consolidated statements of income. See “NOTE 4: RETAINED PORTFOLIO AND CASH AND INVESTMENTS PORTFOLIO” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of income using effective interest methods. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our Registration Statement for additional information about the measurement and recognition of interest income on investments in securities.

Foreign-Currency Denominated Debt with Fair Value Option Elected

In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. We have historically recorded the fair value changes on these derivatives through our consolidated statements of income in accordance with SFAS 133. However, the corresponding offsetting change in fair value that occurred in the debt as a result of changes in interest rates was not permitted to be recorded in our consolidated statements of income unless we pursued hedge accounting. As a result, our

116	Freddie Mac

consolidated statements of income reflected only the fair value changes of the derivatives and not the offsetting fair value changes in the debt resulting from changes in interest rates. Therefore, we have elected the fair value option on the debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We currently do not issue foreign-currency denominated debt and use of the fair value option in the future for these types of instruments will be evaluated on a case-by-case basis for any new issuances of this type of debt.

The change in fair value of foreign-currency denominated debt for the three and six months ended June 30, 2008 was recorded in unrealized gains (losses) on foreign-currency denominated debt recorded at fair value in our consolidated statements of income. We were not significantly affected by fair value changes included in earnings that were attributable to changes in the instrument-specific credit risk for the three and six months ended June 30, 2008.

The difference between the aggregate fair value and aggregate unpaid principal balance for foreign-currency denominated debt due after one year is $153 million at June 30, 2008. Related interest expense continues to be reported as interest expense in our consolidated statements of income. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our Registration Statement for additional information about the measurement and recognition of interest expense on debt securities issued.

Valuation Methods and Assumptions Subject to Fair Value Hierarchy

Our Level 1 financial instruments consist of exchange-traded derivatives where quoted prices exist for the exact instrument in an active market. Our Level 2 instruments generally consist of high credit quality agency and non-agency mortgage-related securities, non-mortgage-related asset-backed securities, interest-rate swaps, option-based derivatives and foreign-currency denominated debt. These instruments are generally valued through one of the following methods: (a) dealer or pricing service values derived by comparison to recent transactions or similar securities and adjusting for differences in prepayment or liquidity characteristics; or (b) modeled through an industry standard modeling technique that relies upon observable inputs such as discount rates and prepayment assumptions.

Our Level 3 assets primarily consist of non-agency mortgage-related securities backed by subprime and Alt-A mortgage loans and our guarantee asset. While the non-agency mortgage-related securities were supported by little or no market activity in the first half of 2008, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used to value these instruments generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a description of how we determine the fair value of our guarantee asset, see “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS.”

Mortgage Loans, Held for Investment

Mortgage loans, held for investment include impaired multifamily mortgage loans, which are not measured at fair value on an ongoing basis but have been written down to fair value due to impairment. We classify these impaired multifamily mortgage loans as Level 3 in the fair value hierarchy as their valuation includes significant unobservable inputs.

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale represent single-family and multifamily mortgage loans held in our retained portfolio. For single-family mortgage loans, we determine the fair value of these mortgage loans to calculate lower-of-cost-or-fair-value adjustments for mortgages classified as held-for-sale for GAAP purposes, therefore they are measured at fair value on a non-recurring basis and subject to classification under the fair value hierarchy.

We determine the fair value of single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, based on comparisons to actively traded mortgage-related securities with similar characteristics. For single-family mortgage loans, we include adjustments for yield, credit and liquidity differences to calculate the fair value. For single-family mortgage loans, part of the adjustments for yield, credit and liquidity differences represent an implied management and guarantee fee. To accomplish this, the fair value of the single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, includes an adjustment representing the estimated present value of the additional cash flows on the mortgage coupon in excess of the coupon expected on the notional mortgage-related securities. The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other components inherent in our guarantee obligation. The process for estimating the related credit and other guarantee obligation components is described in the “Guarantee Obligation” section below. Since the fair values are derived from observable prices with adjustments that may be significant, they are classified as Level 3 under the fair value hierarchy.

117	Freddie Mac

Mortgage-Related and Non-Mortgage-Related Securities

Mortgage-related securities represent pass-throughs and other mortgage-related securities issued by us, Fannie Mae and Ginnie Mae, as well as non-agency mortgage-related securities. They are classified as available-for-sale or trading, and are already reflected at fair value on our GAAP consolidated balance sheets. Effective January 1, 2008, we elected the fair value option for selected mortgage-related securities that were classified as available-for-sale securities and securities identified as in the scope of impairment analysis under EITF 99-20 and classified as available-for-sale securities. In conjunction with our adoption of SFAS 159 we reclassified these securities from available-for-sale securities to trading securities on our GAAP consolidated balance sheets and recorded the changes in fair value during the period for such securities to gains (losses) on investment activities as incurred. For additional information on the election of the fair value option and SFAS 159, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles.”

The fair value of securities with readily available third-party market prices is generally based on market prices obtained from broker/dealers or reliable third-party pricing service providers. Such fair values may be measured by using third-party quotes for similar instruments, adjusted for differences in contractual terms. Generally, these fair values are classified as Level 2 in the fair value hierarchy. For other securities, a market OAS approach based on observable market parameters is used to estimate fair value. OAS for certain securities are estimated by deriving the OAS for the most closely comparable security with an available market price, using proprietary interest-rate and prepayment models. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. Fair values for these securities are then estimated by using the estimated OAS as an input to the interest-rate and prepayment models and estimating the net present value of the projected cash flows. The remaining instruments are priced using other modeling techniques or by using other securities as proxies. These securities may be classified as Level 2 or 3 depending on the significance of the inputs that are not observable.

Certain available-for-sale non-agency mortgage-related securities whose fair value is determined by reference to prices obtained from broker/dealers or pricing services were changed from a Level 2 classification to a Level 3 classification in the first quarter of 2008. Previously, these valuations relied on observed trades, as evidenced by both activity observed in the market, and similar prices obtained from multiple sources. In late 2007, however, the divergence among prices obtained from these sources increased, and became significant in the first quarter of 2008. This, combined with the observed significant reduction in transaction volumes and widening of credit spreads, led us to conclude that the prices received from pricing services and dealers were reflective of significant unobservable inputs. While we believe these prices to be the best available under the fair value hierarchy, the classification was changed to Level 3 and remains as such at June 30, 2008 as these conditions continue to persist.

Derivative Assets, Net

Derivative assets largely consist of interest-rate swaps, option-based derivatives, futures and forward purchase and sale commitments that we account for as derivatives. The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, trade settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net unrealized gain position are reported as derivative assets, net. Similarly, derivatives in a net unrealized loss position are reported as derivative liabilities, net.

The fair values of interest-rate swaps are determined by using the appropriate yield curves to calculate and discount the expected cash flows for both the fixed-rate and variable-rate components of the swap contracts. Option-based derivatives, which principally include call and put swaptions, are valued using an option-pricing model. This model uses market interest rates and market-implied option volatilities, where available, to calculate the option’s fair value. Market-implied option volatilities are based on information obtained from broker/dealers. Since swaps and option-based derivatives fair values are determined through models that use observable inputs, these are generally classified as Level 2 under the fair value hierarchy. To the extent we have determined that any of the significant inputs are considered unobservable, these amounts have been classified as Level 3 under the fair value hierarchy.

The fair value of exchange-traded futures and options is based on end-of-day closing prices obtained from third-party pricing services, therefore they are classified as Level 1 under the fair value hierarchy.

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Our fair value of derivatives is not adjusted for expected credit losses because we obtain collateral from most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above.

Certain purchase and sale commitments are also considered to be derivatives and are classified as Level 2 or Level 3 under the fair value hierarchy, depending on the fair value hierarchy classification of the purchased or sold item, whether security or loan. Such valuation methodologies and fair value hierarchy classifications are further discussed in the “Mortgage-Related and Non-Mortgage-Related Securities” and the “Mortgage Loans, Held-for-Sale” sections above.

118	Freddie Mac

Guarantee Asset, at Fair Value

For a description of how we determine the fair value of our guarantee asset, see “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS.” Since its valuation technique is model based with significant inputs that are not observable, our guarantee asset is classified as Level 3 in the fair value hierarchy.

REO, Net

For GAAP purposes, REO is subsequently carried at the lower of its carrying amount or fair value less cost to sell. The subsequent fair value less cost to sell is an estimated value based on relevant historical factors, which are considered to be unobservable inputs. REO is classified as Level 3 under the fair value hierarchy.

Debt Securities Denominated in Foreign Currencies

Foreign-currency denominated debt instruments are measured at fair value pursuant to our fair value option election. We determine the fair value of these instruments by obtaining multiple quotes from dealers. Since the prices provided by the dealers consider only observable data such as interest rates and exchange rates, these fair values are classified as Level 2 under the fair value hierarchy.

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 14.4 present our estimates of the fair value of our recorded financial assets and liabilities and off-balance sheet financial instruments at June 30, 2008 and December 31, 2007. Our consolidated fair value balance sheets include the estimated fair values of financial instruments recorded on our consolidated balance sheets prepared in accordance with GAAP, as well as off-balance sheet financial instruments that represent our assets or liabilities that are not recorded on our GAAP consolidated balance sheets. These off-balance sheet items predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of FIN 45, (b) certain commitments to purchase mortgage loans and (c) certain credit enhancements on manufactured housing asset-backed securities. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and real estate owned, which are included in other assets) at their carrying value in accordance with GAAP. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with GAAP fair value guidelines prescribed by SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and other relevant pronouncements.

During the six months ended June 30, 2008, our fair value results were impacted by several changes in our approach for estimating the fair value of certain financial instruments, primarily related to our valuation of our guarantee obligation as a result of the adoption of SFAS 157 on January 1, 2008 and other improvements to our methodology during the first and second quarters of 2008. These changes resulted in a net increase of approximately $4.6 billion (after-tax) in the fair value of total net assets at March 31, 2008 in addition to a net reduction of $1.2 billion (after-tax) in the fair value of total net assets at June 30, 2008. For a further discussion of our adoption of SFAS 157 and information concerning our valuation approach related to our guarantee obligation, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” and “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Guarantee Obligation.”

119	Freddie Mac

Table 14.4 — Consolidated Fair Value Balance Sheets(1)

	June 30, 2008		December 31, 2007
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Mortgage loans	$89.1	$84.1	$80.0	$76.8
Mortgage-related securities	671.8	671.8	629.8	629.8

Retained portfolio	760.9	755.9	709.8	706.6
Cash and cash equivalents	43.6	43.6	8.6	8.6
Non-mortgage-related securities	12.9	12.9	35.1	35.1
Securities purchased under agreements to resell and federal funds sold	15.3	15.3	6.6	6.6
Derivative assets, net	0.4	0.4	0.8	0.8
Guarantee asset(3)	11.0	11.8	9.6	10.4
Other assets(4)	34.9	44.3	23.9	31.8

Total assets	$879.0	$884.2	$794.4	$799.9

Liabilities and minority interests
Total debt securities, net	$835.8	$842.7	$738.6	$749.3
Guarantee obligation	14.0	36.6	13.7	26.2
Derivative liabilities, net	0.9	0.9	0.6	0.6
Reserve for guarantee losses on PCs	5.3	—	2.6	—
Other liabilities	10.0	9.5	12.0	11.0
Minority interests in consolidated subsidiaries	0.1	0.1	0.2	0.2

Total liabilities and minority interests	866.1	889.8	767.7	787.3

Net assets attributable to stockholders
Preferred stockholders	14.1	11.3	14.1	12.3
Common stockholders	(1.2)	(16.9)	12.6	0.3

Total net assets	12.9	(5.6)	26.7	12.6

Total liabilities, minority interests and net assets	$879.0	$884.2	$794.4	$799.9

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.
(3)	The fair value of our guarantee asset reported exceeds the carrying value primarily because the fair value includes our guarantee asset related to PCs that were issued prior to the implementation of FIN 45 in 2003 and thus are not recognized on our GAAP consolidated balance sheets.
(4)	Fair values include estimated income taxes calculated using the 35% federal statutory rate on the difference between the consolidated fair value balance sheets net assets attributable to common stockholders, including deferred taxes from our GAAP consolidated balance sheets, and the GAAP consolidated balance sheets equity attributable to common stockholders.

Limitations

Our consolidated fair value balance sheets do not capture all elements of value that are implicit in our operations as a going concern because our consolidated fair value balance sheets only capture the values of the current investment and securitization portfolios. For example, our consolidated fair value balance sheets do not capture the value of new investment and securitization business that would likely replace prepayments as they occur. In addition, our consolidated fair value balance sheets do not capture the value associated with future growth opportunities in our investment and securitization portfolios. Thus, the fair value of net assets attributable to stockholders presented on our consolidated fair value balance sheets does not represent an estimate of our net realizable, liquidation or market value as a whole.

We report certain assets and liabilities that are not financial instruments (such as property and equipment and real estate owned), as well as certain financial instruments that are not covered by the SFAS 107 disclosure requirements (such as pension liabilities) at their carrying amounts in accordance with GAAP on our consolidated fair value balance sheets. We believe these items do not have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred credit fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.

Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy

The following are valuation assumptions and methods for items not subject to the fair value hierarchy either because they are not measured at fair value other than on the fair value balance sheet or are only measured at fair value at inception.

Mortgage Loans

Mortgage loans represent single-family and multifamily mortgage loans held in our retained portfolio. For GAAP purposes, we must determine the fair value of these mortgage loans to calculate lower-of-cost-or-fair-value adjustments for single-family mortgages classified as held-for-sale. For fair value balance sheet purposes, we use a similar approach when determining the fair value of mortgage loans, including those held-for-investment. The fair value of multifamily mortgage

120	Freddie Mac

loans is generally based on market prices obtained from reliable third-party pricing service providers for similar mortgages, adjusted for differences in contractual terms.

Cash and Cash Equivalents

Cash and cash equivalents largely consists of highly liquid investment securities with an original maturity of three months or less used for cash management purposes, as well as cash collateral posted by our derivative counterparties. Given that these assets are short-term in nature with limited market value volatility, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value.

Securities Purchased Under Agreements to Resell and Federal Funds Sold

Securities purchased under agreements to resell and federal funds sold principally consists of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities, federal funds sold and Eurodollar time deposits. Given that these assets are short-term in nature, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value.

Other Assets

Other assets consists of investments in qualified LIHTC partnerships that are eligible for federal tax credits, credit enhancement contracts related to PCs and Structured Securities (pool insurance and recourse and/or indemnification agreements), financial guarantee contracts for additional credit enhancements on certain manufactured housing asset-backed securities, REO, property and equipment and other miscellaneous assets.

Our investments in LIHTC partnerships, reported as consolidated entities or equity method investments in the GAAP financial statements, are not within the scope of SFAS 107 disclosure requirements. However, we present the fair value of these investments in other assets on our consolidated fair value balance sheets. For the LIHTC partnerships, the fair value of expected tax benefits is estimated using expected cash flows discounted using our estimated cost of funds.

For the credit enhancement contracts related to PCs and Structured Securities (pool insurance and recourse and/or indemnification agreements), fair value is estimated using an expected cash flow approach, and is intended to reflect the estimated amount that a third party would be willing to pay for the contracts. On our consolidated fair value balance sheets, these contracts are reported at fair value at each balance sheet date based on current market conditions. On our GAAP consolidated balance sheets, these contracts are initially recorded at fair value at inception, then amortized to expense.

For the credit enhancements on manufactured housing asset-backed securities, the fair value is based on the difference between the market price of non-credit-impaired manufactured housing securities and credit-impaired manufactured housing securities that are likely to produce future credit losses, as adjusted for our estimate of a risk premium attributable to the financial guarantee contracts. The value of the contracts, over time, will be determined by the actual credit-related losses incurred and, therefore, may have a value that is higher or lower than our market-based estimate. On our GAAP consolidated financial statements, these contracts are recognized as cash is received.

The other categories of assets that comprise other assets are not financial instruments required to be valued at fair value under SFAS 107, such as property and equipment. For the majority of these non-financial instruments in other assets, we use the carrying amounts from our GAAP consolidated balance sheets as the reported values on our consolidated fair value balance sheets, without any adjustment. These assets represent an insignificant portion of our GAAP consolidated balance sheets. Certain non-financial assets in other assets on our GAAP consolidated balance sheets are assigned a zero value on our consolidated fair value balance sheets. This treatment is applied to deferred items such as deferred debt issuance costs.

We adjust the GAAP-basis deferred taxes reflected on our consolidated fair value balance sheets to include estimated income taxes on the difference between our consolidated fair value balance sheets net assets attributable to common stockholders, including deferred taxes from our GAAP consolidated balance sheets, and our GAAP consolidated balance sheets equity attributable to common stockholders. To the extent the adjusted deferred taxes are a net asset, this amount is included in other assets. If the adjusted deferred taxes are a net liability, this amount is included in other liabilities.

Total Debt Securities, Net

Total debt securities, net represent short-term and long-term debt used to finance our assets. On our consolidated GAAP balance sheets, debt securities, excluding debt securities denominated in foreign currencies, are reported at amortized cost, which is net of deferred items, including premiums, discounts and hedging-related basis adjustments. This item includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/dealers, reliable third-party pricing service providers or direct market observations. We elected the fair value option for debt securities denominated in foreign currencies and reported them at fair value on our GAAP consolidated balance sheets effective January 1, 2008.

121	Freddie Mac

Guarantee Obligation

We did not establish a guarantee obligation for GAAP purposes for PCs and Structured Securities that were issued through our guarantor swap program prior to adoption of FIN 45. In addition, after it is initially recorded at fair value the guarantee obligation is not subsequently carried at fair value for GAAP purposes. On our consolidated fair value balance sheets, the guarantee obligation reflects the fair value of our guarantee obligation on all PCs regardless of when they were issued. Additionally, for fair value balance sheet purposes, our guarantee obligation is valued using a model that is calibrated to entry pricing information to estimate the fair value on our seasoned guarantee obligation. Entry pricing information used in our model includes the spot delivery fee and management and guarantee fee used to determine the amount charged to customers for executing our new securitizations. For information concerning our valuation approach and accounting policies related to our guarantees of mortgage assets for GAAP purposes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS.”

Reserve for Guarantee Losses on PCs

The carrying amount of the reserve for guarantee losses on PCs on our GAAP consolidated balance sheets represents the contingent losses contained in the loans that back our PCs. This line item has no basis on our consolidated fair value balance sheets, because the estimated fair value of all expected default losses (both contingent and non-contingent) is included in the guarantee obligation reported on our consolidated fair value balance sheets.

Other Liabilities

Other liabilities principally consist of funding liabilities associated with investments in LIHTC partnerships, accrued interest payable on debt securities and other miscellaneous obligations of less than one year. We believe the carrying amount of these liabilities is a reasonable approximation of their fair value, except for funding liabilities associated with investments in LIHTC partnerships, for which fair value is estimated using expected cash flows discounted at a market-based yield. Furthermore, certain deferred items reported as other liabilities on our GAAP consolidated balance sheets are assigned zero value on our consolidated fair value balance sheets, such as deferred credit fees. Also, as discussed in “Other Assets,” other liabilities may include a deferred tax liability adjusted for fair value balance sheet purposes.

Minority Interests in Consolidated Subsidiaries

Minority interests in consolidated subsidiaries primarily represent preferred stock interests that third parties hold in our two majority-owned real estate investment trust, or REIT subsidiaries. In accordance with GAAP, we consolidated the REITs. The preferred stock interests are not within the scope of SFAS 107 disclosure requirements. However, we present the fair value of these interests on our consolidated fair value balance sheets. The fair value of the third-party minority interests in these REITs was based on the estimated value of the underlying REIT preferred stock we determined based on a valuation model.

Net Assets Attributable to Preferred Stockholders

To determine the preferred stock fair value, we use a market-based approach incorporating quoted dealer prices.

Net Assets Attributable to Common Stockholders

Net assets attributable to common stockholders is equal to the difference between the fair value of total assets and the sum of total liabilities and minority interests reported on our consolidated fair value balance sheets, less the fair value of net assets attributable to preferred stockholders.

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities. Table 15.1 summarizes the geographical concentration of mortgages and mortgage-related securities that we held in our retained portfolio or that are collateral for our PCs and Structured Securities, excluding:

•	$1.1 billion and $1.3 billion of mortgage-related securities issued by Ginnie Mae that back Structured Securities at June 30, 2008 and December 31, 2007, respectively, because these securities do not expose us to meaningful amounts of credit risk;

•	$74.1 billion and $47.8 billion of agency mortgage-related securities at June 30, 2008 and December 31, 2007, respectively, because these securities do not expose us to meaningful amounts of credit risk; and

•	$212.7 billion and $233.8 billion of non-agency mortgage-related securities held in our retained portfolio at June 30, 2008 and December 31, 2007, respectively, because geographic information regarding these securities is not available. With respect to these securities, we look to third-party credit enhancements (e.g., bond insurance) or other credit

122	Freddie Mac

enhancements resulting from the securitization structure supporting such securities (e.g., subordination levels) as a primary means of managing credit risk.

See “NOTE 4: RETAINED PORTFOLIO AND CASH AND INVESTMENTS PORTFOLIO” for more information about the securities we hold.

Table 15.1 — Concentration of Credit Risk

	June 30, 2008		December 31, 2007
	Amount(1)	Percentage	Amount(1)	Percentage
	(dollars in millions)

By Region(2)
West	$492,213	26%	$455,051	25%
Northeast	467,661	24	443,813	24
North Central	360,703	19	353,522	19
Southeast	350,944	18	335,386	19
Southwest	242,155	13	231,951	13

	$1,913,676	100%	$1,819,723	100%

By State
California	$265,813	14%	$243,225	13%
Florida	129,455	7	124,092	7
Illinois	96,157	5	91,835	5
New York	95,686	5	90,686	5
Texas	95,062	5	91,130	5
All others	1,231,503	64	1,178,755	65

	$1,913,676	100%	$1,819,723	100%

(1)	Calculated as total mortgage portfolio less Structured Securities backed by Ginnie Mae Certificates and non-Freddie Mac mortgage-related securities held in our retained portfolio.
(2)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Higher-Risk Mortgage Loans

There are residential loan products originated in recent years that are designed to offer borrowers greater choices in their payment terms. For example, interest-only mortgages allow the borrower to pay only interest for a fixed period of time before the loan begins to amortize. Option ARM loans permit a variety of repayment options, which include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. At both June 30, 2008 and December 31, 2007, interest-only and option ARM loans collectively represented approximately 10% of loans underlying our single-family issued guaranteed PCs and Structured Securities.

In addition to these products, there are also types of residential mortgage loans originated in the market with lower or alternative documentation requirements than full documentation mortgage loans. These reduced documentation mortgages have been categorized in the mortgage industry as Alt-A loans. We have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements that indicate that the loans should be classified as Alt-A. At June 30, 2008 and December 31, 2007, approximately 10% and 11% of our single-family PCs and Structured Securities were backed by Alt-A mortgage loans, respectively.

Mortgage Lenders and Insurers

A significant portion of our single-family mortgage purchase volume is generated from several key mortgage lenders with whom we have entered into business arrangements. These arrangements generally involve a lender’s commitment to sell a significant proportion of its conforming mortgage origination volume to us. During the six months ended June 30, 2008, three mortgage lenders, Wells Fargo Bank, N.A., Countrywide Home Loans, Inc. and Bank of America, N.A., each accounted for 10% or more of our mortgage purchase volume, and collectively accounted for approximately 43% of our total mortgage purchase volume. In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corp., and together these companies’ subsidiaries accounted for 24% of our mortgage purchase volume in the six months ended June 30, 2008. During the six months ended June 30, 2008, our top four multifamily lenders each accounted for more than 10% of our mortgage purchase volume, and represented approximately 57% of our multifamily purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the single-family and multifamily markets, respectively. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated or modified without replacement from other lenders. In July 2008, IndyMac Bancorp, Inc. announced that the Federal Deposit Insurance Corporation had been made a conservator of the bank. IndyMac’s lending division accounted for 0.4% of our mortgage purchase volume for the six months ended June 30, 2008.

123	Freddie Mac

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. At June 30, 2008, these insurers provided coverage, with maximum loss coverage of $65 billion, for $338 billion of unpaid principal balances in connection with our single-family mortgage portfolio, excluding those backing Structured Transactions. Excluding bond insurers, which provide loss insurance for our non-agency mortgage-related securities portfolio, our top five mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc. (or Radian), Genworth Mortgage Insurance Corporation, PMI Mortgage Insurance Co. (or PMI), and United Guaranty Residential Insurance Co., each accounted for more than 10% of our maximum exposure to mortgage insurers at June 30, 2008. Recently, many mortgage insurers have had financial difficulty and have received several downgrades in their credit rating by nationally recognized statistical rating organizations. Triad Guaranty Insurance Corporation (or Triad), one of our mortgage insurance counterparties, announced that it ceased issuing new insurance effective July 15, 2008. In accordance with our insurer eligibility requirements, we suspended our rating of Triad as a Type-I, approved insurer on May 14, 2008, subsequently denied Triad’s appeal of our suspension and on June 19, 2008 informed our customers that mortgages with commitments of insurance from Triad dated after July 14, 2008 are not eligible for sale to us. We reviewed the remediation plans of MGIC, Radian and PMI which were submitted to us after their downgrades below the AA rating category, and we have not changed their current eligibility status under our guidelines. Republic Mortgage Insurance Company (or RMIC), another of our mortgage insurance counterparties, was downgraded below the AA category on June 27, 2008 and will submit a remediation plan for our review. To date, no mortgage insurer has failed to meet its obligations to us.

We also obtain bond insurance as an additional credit enhancement with either primary or secondary policies to cover non-agency securities held in either our retained or non-mortgage investment portfolio. At June 30, 2008, we had coverage, including secondary policies on securities, totaling $17 billion of unpaid principal balance. At June 30, 2008, the top four of our bond insurers, Ambac Assurance Corporation, Financial Guaranty Insurance Company, Financial Security Assurance Inc., and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 91% of our total coverage. Two of our bond insurers have had their credit rating downgraded below investment grade by at least one major rating agency.

Based upon currently available information, we expect that most of our mortgage and bond insurance counterparties possess adequate financial strength and capital to meet their obligations to us for the near term. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans in our retained portfolio as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. As of June 30, 2008, downgrades of financial strength ratings and our evaluation of the insurers’ remediation plans did not affect our recorded loan loss reserves. We evaluate the recovery from monoline bond insurance policies as part of our impairment analysis for our investments in securities. We recognized impairment on certain of these securities during the second quarter of 2008. If a monoline bond insurer fails to meet its obligations to us with respect to the securities for which we have obtained insurance, it could reduce the fair values of our securities and result in additional financial losses to us, which could have a material adverse effect on our earnings, financial condition and capital position. To date, none of our bond insurers has failed to meet its obligations to us.

Derivative Portfolio

On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or events affecting an individual counterparty occur. Three of our counterparties each accounted for greater than 10% and collectively accounted for 89% of our net uncollateralized exposure, excluding commitments, to derivatives counterparties at June 30, 2008. These counterparties included Bank of America, N.A., Barclays Bank PLC and Lehman Brothers Special Financing, Inc., whose parent company is Lehman Brothers Holdings, Inc., and were rated AA+, AA and A, respectively, at August 1, 2008.

NOTE 16: SEGMENT REPORTING

Effective December 1, 2007, management determined that our operations consist of three reportable segments. As discussed below, we use Segment Earnings to measure and assess the financial performance of our segments. Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) for certain investment-related activities and credit guarantee-related activities. The Segment Earnings measure is provided to the chief operating decision maker. Prior to December 1, 2007, we reported as a single segment using GAAP-basis income. We have revised the financial information and disclosures for prior periods to reflect the segment disclosures as if they had been in effect throughout all periods reported. We conduct our operations solely in the U.S. and its territories. Therefore, we do not generate any revenue from geographic locations outside of the U.S. and its territories.

124	Freddie Mac

Segments

Our business operations include three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Certain activities that are not part of a segment are included in the All Other category, which primarily includes certain unallocated corporate items, such as costs associated with remediating our internal controls and near-term restructuring costs, costs related to the resolution of certain legal matters and certain income tax items. We evaluate our performance and allocate resources based on Segment Earnings, which we describe and present in this note. We do not consider our assets by segment when making these evaluations or allocations.

Investments

In this segment, we invest principally in mortgage-related securities and single-family mortgage loans through our mortgage-related investment portfolio. Segment Earnings consists primarily of the returns on these investments, less the related financing costs and administrative expenses. Within this segment, our activities may include the purchase of mortgage loans and mortgage-related securities with less attractive investment returns and with high incremental risk in order to achieve our affordable housing goals and subgoals. We maintain a cash and a non-mortgage-related securities investment portfolio in this segment to help manage our liquidity. We finance these activities primarily through issuances of short- and long-term debt in the public markets. Results also include derivative transactions we enter into to help manage interest-rate and other market risks associated with our debt financing and mortgage-related investment portfolio.

Single-Family Guarantee

In this segment, we guarantee the payment of principal and interest on single-family mortgage-related securities, including those held in our retained portfolio, in exchange for management and guarantee fees received over time and other up-front compensation. Earnings for this segment consist of management and guarantee fee revenues and trust management income less the related credit costs (i.e., provision for credit losses) and operating expenses. Also included is the interest earned on assets held in our Investments segment related to single-family guarantee activities, net of allocated funding costs.

Multifamily

In this segment, we purchase multifamily mortgages for our retained portfolio and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. These activities support our mission to supply financing for affordable rental housing. This segment includes certain equity investments in various limited partnerships that sponsor low- and moderate-income multifamily rental apartments, which benefit from LIHTCs. Also included is the interest earned on assets held in our Investments segment related to multifamily guarantee activities, net of allocated funding costs.

All Other

All Other includes corporate-level expenses not allocated to any of our reportable segments such as costs associated with remediating our internal controls and near-term restructuring as well as costs related to the resolution of certain legal matters and certain income tax items.

Segment Allocations

Results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated ratably using alternative, quantifiable measures such as headcount distribution or segment usage if considered semi-direct or on a pre-determined basis if considered indirect. Expenses not allocated to segments consist primarily of costs associated with remediating our internal controls and near-term restructuring costs and are included in the All Other category. Net interest income for each segment includes an allocation related to investments and debt based on each segment’s assets and off-balance sheet obligations. The LIHTC partnerships tax benefit is allocated to the Multifamily segment. All remaining taxes are calculated based on a 35% federal statutory rate as applied to Segment Earnings.

Segment Earnings

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings differs significantly from and should not be used as a substitute for GAAP net income (loss) before cumulative effect of change in accounting principle or net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, our regulatory capital requirements are based on our GAAP results. Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair-value items which, depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and which, in recent periods, have caused us to record GAAP net losses. GAAP net losses will adversely impact our regulatory capital, regardless of results reflected in Segment Earnings. Also, our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that the presentation of Segment Earnings highlights

125	Freddie Mac

the results from ongoing operations and the underlying results of the segments in a manner that is useful to the way we manage and evaluate the performance of our business.

Segment Earnings present our results on an accrual basis as the cash flows from our segments are earned over time. The objective of Segment Earnings is to present our results in a manner more consistent with our business models. The business model for our investment activity is one where we generally buy and hold our investments in mortgage-related assets for the long term, fund our investments with debt and use derivatives to minimize interest rate risk and generate net interest income in line with our return on equity objectives. We believe it is meaningful to measure the performance of our investment business using long-term returns, not short-term value. The business model for our credit guarantee activity is one where we are a long-term guarantor in the conforming mortgage markets, manage credit risk and generate guarantee and credit fees, net of incurred credit losses. As a result of these business models, we believe that this accrual-based metric is a meaningful way to present our results as actual cash flows are realized, net of credit losses and impairments. We believe Segment Earnings provides us with a view of our financial results that is more consistent with our business objectives, which helps us better evaluate the performance of our business, both from period-to-period and over the longer term.

As described below, Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) for certain investment-related activities and credit guarantee-related activities. Segment Earnings includes certain reclassifications among income and expense categories that have no impact on net income (loss) but provide us with a meaningful metric to assess the performance of each segment and our company as a whole.

Investment Activity-Related Adjustments

The most significant risk inherent in our investing activities is interest-rate risk, including duration, convexity and volatility. We actively manage these risks through asset selection and structuring, financing asset purchases with a broad range of both callable and non-callable debt and the use of interest-rate derivatives, designed to economically hedge a significant portion of our interest-rate exposure. Our interest-rate derivatives include interest-rate swaps, exchange-traded futures and both purchased and written options (including swaptions). GAAP-basis earnings related to investment activities of our Investments segment, and to a lesser extent, our Multifamily segment, are subject to significant period-to-period variability, which we believe is not necessarily indicative of the risk management techniques that we employ and the performance of these segments.

Our derivative instruments not in hedge accounting relationships are adjusted to fair value under GAAP with resulting gains or losses recorded in GAAP-basis income. Certain other assets are also adjusted to fair value under GAAP with resulting gains or losses recorded in GAAP-basis income. These assets consist primarily of mortgage-related securities classified as trading and mortgage-related securities classified as available-for-sale when a decline in fair value of available-for-sale securities is deemed to be other than temporary.

To help us assess the performance of our investment-related activities, we make the following adjustments to earnings as determined under GAAP. We believe this measure of performance, which we call Segment Earnings, enhances the understanding of operating performance for specific periods, as well as trends in results over multiple periods, as this measure is consistent with assessing our performance against our investment objectives and the related risk-management activities.

•	Derivative and foreign-currency denominated debt-related adjustments:

•	Fair value adjustments on derivative positions, recorded pursuant to GAAP, are not recognized in Segment Earnings as these positions economically hedge our investment activities.

•	Payments or receipts to terminate derivative positions are amortized prospectively into Segment Earnings on a straight-line basis over the associated term of the derivative instrument.

•	Payments of up-front premiums (e.g., payments made to third parties related to purchased swaptions) are amortized prospectively on a straight-line basis into Segment Earnings over the contractual life of the instrument. The up-front payments, primarily for option premiums, are amortized to reflect the periodic cost associated with the protection provided by the option contract.

•	Foreign-currency translation gains and losses as well as the unrealized fair value adjustments associated with foreign-currency denominated debt along with the foreign-currency derivatives gains and losses are excluded from Segment Earnings because the fair value adjustments on the foreign-currency swaps that we use to manage foreign-currency exposure are also excluded through the fair value adjustment on derivative positions as described above as the foreign-currency exposure is economically hedged.

•	Investment sales, debt retirements and fair value-related adjustments:

•	Gains and losses on investment sales and debt retirements that are recognized at the time of the transaction pursuant to GAAP are not immediately recognized in Segment Earnings. Gains and losses on securities sold out of our retained portfolio and cash and investments portfolio are amortized prospectively into Segment Earnings on a

126	Freddie Mac

straight-line basis over five years and three years, respectively. Gains and losses on debt retirements are amortized prospectively into Segment Earnings on a straight-line basis over the original terms of the repurchased debt.

•	Trading losses or impairments that reflect expected or realized credit principal losses are realized immediately pursuant to GAAP and in Segment Earnings since they are not economically hedged. Fair value adjustments to trading securities related to investments that are economically hedged are not included in Segment Earnings. Similarly, non-credit related security impairment losses are not included in Segment Earnings. These non-credit related security impairments are deferred and amortized prospectively into Segment Earnings on a straight-line basis over five years for securities in our retained portfolio and over three years for securities in our cash and investments portfolio. GAAP-basis accretion income that may result from impairment adjustments is also not included in Segment Earnings.

•	Fully taxable-equivalent adjustment:

•	Interest income generated from tax-exempt investments is adjusted in Segment Earnings to reflect its equivalent yield on a fully taxable basis.

We fund our investment assets with debt and derivatives to manage interest-rate risk as evidenced by our Portfolio Market Value Sensitivity, or PMVS, and duration gap metrics. As a result, in situations where we record gains and losses on derivatives, securities or debt buybacks, these gains and losses are offset by economic hedges that we do not mark-to-fair-value for GAAP purposes. For example, when we realize a gain on the sale of a security, the debt which is funding the security has an embedded loss that is not recognized under GAAP, but instead over time as we realize the interest expense on the debt. As a result, in Segment Earnings, we defer and amortize the security gain to interest income to match the interest expense on the debt that funded the asset. Because of our risk management strategies, we believe that amortizing gains or losses on economically hedged positions in the same periods as the offsetting gains or losses is a meaningful way to assess performance of our investment activities.

We believe it is useful to measure our performance using long-term returns, not on a short-term fair value basis. Fair value fluctuations in the short-term are not an accurate indication of long-term returns. In calculating Segment Earnings, we make adjustments to our GAAP-basis results that are designed to provide a more consistent view of our financial results, which helps us better assess the performance of our business segments, both from period-to-period and over the longer term. The adjustments we make to present our Segment Earnings are consistent with the financial objectives of our investment activities and related hedging transactions and provide us with a view of expected investment returns and effectiveness of our risk management strategies that we believe is useful in managing and evaluating our investment-related activities. Although we seek to mitigate the interest-rate risk inherent in our investment-related activities, our hedging and portfolio management activities do not eliminate risk. We believe that a relevant measure of performance should closely reflect the economic impact of our risk management activities. Thus, we amortize the impact of terminated derivatives, as well as gains and losses on asset sales and debt retirements, into Segment Earnings. Although our interest-rate risk and asset/liability management processes ordinarily involve active management of derivatives, asset sales and debt retirements, we believe that Segment Earnings, although it differs significantly from, and should not be used as a substitute for GAAP-basis results, is indicative of the longer-term time horizon inherent in our investment-related activities.

Credit Guarantee Activity-Related Adjustments

Credit guarantee activities consist largely of our guarantee of the payment of principal and interest on mortgages and mortgage-related securities in exchange for management and guarantee and other fees. Over the longer-term, earnings consist almost entirely of our management and guarantee fee revenues, which include management guarantee fees collected throughout the life of the loan and up-front compensation received, trust management fees less related credit costs (i.e., provision for credit losses) and operating expenses. Our measure of Segment Earnings for these activities consists primarily of these elements of revenue and expense. We believe this measure is a relevant indicator of operating performance for specific periods, as well as trends in results over multiple periods because it more closely aligns with how we manage and evaluate the performance of the credit guarantee business.

We purchase mortgages from sellers/servicers in order to securitize and issue PCs and Structured Securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of the accounting treatment of these transactions. In addition to the components of earnings noted above, GAAP-basis earnings for these activities include gains or losses upon the execution of such transactions, subsequent fair value adjustments to the guarantee asset and amortization of the guarantee obligation.

Our credit-guarantee activities also include the purchase of significantly past due mortgage loans from loan pools that underlie our guarantees. Pursuant to GAAP, at the time of our purchase the loans are recorded at fair value. To the extent the adjustment of a purchased loan to fair value exceeds our own estimate of the losses we will ultimately realize on the loan, as reflected in our loan loss reserve, an additional loss is recorded in our GAAP-basis results.

127	Freddie Mac

When we determine Segment Earnings for our credit guarantee-related activities, the adjustments we apply to earnings computed on a GAAP-basis include the following:

•	Amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation are excluded from Segment Earnings. Cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, is amortized into earnings.

•	The initial recognition of gains and losses recorded prior to January 1, 2008 and in connection with the execution of either securitization transactions that qualify as sales or guarantor swap transactions, such as losses on certain credit guarantees, is excluded from Segment Earnings.

•	Fair value adjustments recorded upon the purchase of delinquent loans from pools that underlie our guarantees are excluded from Segment Earnings. However, for Segment Earnings reporting, our GAAP-basis loan loss provision is adjusted to reflect our own estimate of the losses we will ultimately realize on such items.

While both GAAP-basis results and Segment Earnings reflect a provision for credit losses determined in accordance with SFAS 5, GAAP-basis results also include, as noted above, measures of future cash flows (the guarantee asset) that are recorded at fair value and, therefore, are subject to significant adjustment from period-to-period as market conditions, such as interest rates, change. Over the longer-term, Segment Earnings and GAAP-basis income both capture the aggregate cash flows associated with our guarantee-related activities. Although Segment Earnings differs significantly from, and should not be used as a substitute for GAAP-basis income, we believe that excluding the impact of changes in the fair value of expected future cash flows from our Segment Earnings provides a meaningful measure of performance for a given period as well as trends in performance over multiple periods because it more closely aligns with how we manage and evaluate the performance of our credit guarantee business.

Table 16.1 reconciles Segment Earnings (loss) to GAAP net income (loss).

Table 16.1 — Reconciliation of Segment Earnings (Loss) to GAAP Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)

Segment Earnings (loss) after taxes:
Investments	$793	$571	$906	$1,085
Single-family Guarantee	(1,388)	129	(1,846)	353
Multifamily	118	84	216	209
All Other	144	(43)	140	(59)

Total Segment Earnings (loss), net of taxes	(333)	741	(584)	1,588

Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	527	(471)	(667)	(1,553)
Credit guarantee-related adjustments	1,818	831	1,644	329
Investment sales, debt retirements and fair value-related adjustments	(3,096)	(379)	(1,571)	(310)
Fully taxable-equivalent adjustments	(105)	(97)	(215)	(190)

Total pre-tax adjustments	(856)	(116)	(809)	(1,724)
Tax-related adjustments	368	104	421	732

Total reconciling items, net of taxes	(488)	(12)	(388)	(992)

GAAP net income (loss)	$(821)	$729	$(972)	$596

128	Freddie Mac

Table 16.2 presents certain financial information for our reportable segments and All Other.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended June 30, 2008
										Income
	Net Interest	Management	Other		Provision	REO		Other	LIHTC	Tax
	Income	and Guarantee	Non-Interest	Administrative	for Credit	Operations	LIHTC	Non-Interest	Partnerships	(Expense)	Net
	(Expense)	Income	Income (Loss)	Expenses	Losses	Expense	Partnerships	Expense	Tax Benefit	Benefit	Income (Loss)
	(in millions)

Investments	$1,481	$—	$(125)	$(130)	$—	$—	$—	$(7)	$—	$(426)	$793
Single-family Guarantee	58	840	103	(212)	(2,630)	(265)	—	(29)	—	747	(1,388)
Multifamily	98	17	7	(49)	(7)	—	(108)	(5)	149	16	118
All Other	—	—	(3)	(13)	—	—	—	(17)	—	177	144

Total Segment Earnings (loss), net of taxes	1,637	857	(18)	(404)	(2,637)	(265)	(108)	(58)	149	514	(333)
Reconciliation to GAAP net income (loss):
Derivative- and foreign- currency translation-related adjustments	(482)	—	1,009	—	—	—	—	—	—	—	527
Credit guarantee-related adjustments	14	(156)	2,054	—	79	—	—	(173)	—	—	1,818
Investment sales, debt retirements and fair value-related adjustments	73	—	(3,169)	—	—	—	—	—	—	—	(3,096)
Fully taxable-equivalent adjustments	(105)	—	—	—	—	—	—	—	—	—	(105)
Reclassifications(1)	392	56	(469)	—	21	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	368	368

Total reconciling items, net of taxes	(108)	(100)	(575)	—	100	—	—	(173)	—	368	(488)

Total per consolidated statement of income	$1,529	$757	$(593)	$(404)	$(2,537)	$(265)	$(108)	$(231)	$149	$882	$(821)

	Six Months Ended June 30, 2008
										Income
	Net Interest	Management	Other		Provision	REO		Other	LIHTC	Tax
	Income	and Guarantee	Non-Interest	Administrative	for Credit	Operations	LIHTC	Non-Interest	Partnerships	(Expense)	Net
	(Expense)	Income	Income (Loss)	Expenses	Losses	Expense	Partnerships	Expense	Tax Benefit	Benefit	Income (Loss)
	(in millions)

Investments	$1,780	$—	$(110)	$(261)	$—	$—	$—	$(16)	$—	$(487)	$906
Single-family Guarantee	135	1,735	207	(416)	(3,979)	(473)	—	(48)	—	993	(1,846)
Multifamily	173	34	15	(98)	(16)	—	(225)	(9)	298	44	216
All Other	—	—	1	(26)	—	—	—	(20)	—	185	140

Total Segment Earnings (loss), net of taxes	2,088	1,769	113	(801)	(3,995)	(473)	(225)	(93)	298	735	(584)
Reconciliation to GAAP net income (loss):
Derivative- and foreign- currency translation-related adjustments.	(492)	—	(175)	—	—	—	—	—	—	—	(667)
Credit guarantee-related adjustments	30	(317)	2,058	—	152	—	—	(279)	—	—	1,644
Investment sales, debt retirements and fair value-related adjustments	176	—	(1,747)	—	—	—	—	—	—	—	(1,571)
Fully taxable-equivalent adjustments	(215)	—	—	—	—	—	—	—	—	—	(215)
Reclassifications(1)	740	94	(900)	—	66	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	421	421

Total reconciling items, net of taxes	239	(223)	(764)	—	218	—	—	(279)	—	421	(388)

Total per consolidated statement of income	$2,327	$1,546	$(651)	$(801)	$(3,777)	$(473)	$(225)	$(372)	$298	$1,156	$(972)

129	Freddie Mac

	Three Months Ended June 30, 2007
										Income
	Net Interest	Management	Other		Provision	REO		Other	LIHTC	Tax
	Income	and Guarantee	Non-Interest	Administrative	for Credit	Operations	LIHTC	Non-Interest	Partnerships	(Expense)	Net
	(Expense)	Income	Income (Loss)	Expenses	Losses	Expense	Partnerships	Expense	Tax Benefit	Benefit	Income (Loss)
	(in millions)

Investments	$990	$—	$30	$(133)	$—	$—	$—	$(8)	$—	$(308)	$571
Single-family Guarantee	179	704	28	(209)	(469)	(16)	—	(19)	—	(69)	129
Multifamily	94	16	5	(49)	(1)	—	(135)	(8)	135	27	84
All Other	—	—	(1)	(51)	—	—	—	(8)	—	17	(43)

Total Segment Earnings (loss), net of taxes	1,263	720	62	(442)	(470)	(16)	(135)	(43)	135	(333)	741
Reconciliation to GAAP net income (loss):

Derivative- and foreign- currency translation-related adjustments.	(326)	—	(145)	—	—	—	—	—	—	—	(471)
Credit guarantee-related adjustments(2)	7	(135)	1,380	—	15	—	—	(436)	—	—	831
Investment sales, debt retirements and fair value-related adjustments	54	—	(433)	—	—	—	—	—	—	—	(379)
Fully taxable-equivalent adjustments	(97)	—	—	—	—	—	—	—	—	—	(97)
Reclassifications(1)(2)	(108)	6	94	—	8	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	104	104

Total reconciling items, net of taxes	(470)	(129)	896	—	23	—	—	(436)	—	104	(12)

Total per consolidated statement of income	$793	$591	$958	$(442)	$(447)	$(16)	$(135)	$(479)	$135	$(229)	$729

	Six Months Ended June 30, 2007
										Income
	Net Interest	Management	Other		Provision	REO		Other	LIHTC	Tax
	Income	and Guarantee	Non-Interest	Administrative	for Credit	Operations	LIHTC	Non-Interest	Partnerships	(Expense)	Net
	(Expense)	Income	Income (Loss)	Expenses	Losses	Expense	Partnerships	Expense	Tax Benefit	Benefit	Income (Loss)
	(in millions)

Investments	$1,892	$—	$54	$(261)	$—	$—	$—	$(15)	$—	$(585)	$1,085
Single-family Guarantee	347	1,381	50	(408)	(758)	(30)	—	(40)	—	(189)	353
Multifamily	217	30	9	(94)	(4)	—	(243)	(12)	273	33	209
All Other	(1)	—	2	(82)	—	—	—	(17)	—	39	(59)

Total Segment Earnings (loss), net of taxes	2,455	1,411	115	(845)	(762)	(30)	(243)	(84)	273	(702)	1,588
Reconciliation to GAAP net income (loss):
Derivative- and foreign- currency translation-related adjustments	(649)	—	(904)	—	—	—	—	—	—	—	(1,553)
Credit guarantee-related adjustments(2)	13	(199)	1,333	—	28	—	—	(846)	—	—	329
Investment sales, debt retirements and fair value-related adjustments	114	—	(424)	—	—	—	—	—	—	—	(310)
Fully taxable-equivalent adjustments	(190)	—	—	—	—	—	—	—	—	—	(190)
Reclassifications(1)(2)	(179)	7	133	—	39	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	732	732

Total reconciling items, net of taxes	(891)	(192)	138	—	67	—	—	(846)	—	732	(992)

Total per consolidated statement of income	$1,564	$1,219	$253	$(845)	$(695)	$(30)	$(243)	$(930)	$273	$30	$596

(1)	Include the reclassification of: (a) the accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships from other non-interest income (loss) to net interest income (expense) within our Investments segment; (b) implied management and guarantee fees from net interest income (expense) to other non-interest income (loss) within our Single-family Guarantee and Multifamily segments; (c) net buy-up and buy-down fees from management and guarantee income to net interest income (expense) within the Investments segment; (d) interest income foregone on impaired loans from net interest income (expense) to provision for credit losses within our Single-family Guarantee segment; and (e) certain hedged interest benefit (cost) amounts related to trust management income from other non-interest income (loss) to net interest income (expense) within our Investments segment.
(2)	Certain prior period amounts within net interest income previously reported as a component of credit guarantee-related adjustments have been reclassified to reclassifications to conform to the current period presentation.

130	Freddie Mac

NOTE 17: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares, but are not obligated to participate in undistributed net losses. Consequently, in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net income (loss) available per common share by weighted average common shares outstanding — basic for the period. Diluted earnings (loss) per share are computed as net income (loss) available to common stockholders divided by weighted average common shares outstanding — diluted for the period, which considers the effect of dilutive common equivalent shares outstanding. For periods with net income the effect of dilutive common equivalent shares outstanding includes: (a) the weighted average shares related to stock options (including the Employee Stock Purchase Plan); and (b) the weighted average of non-vested restricted shares and non-vested restricted stock units. Such items are included in the calculation of weighted average common shares outstanding — diluted during periods of net income, when the assumed conversion of the share equivalents has a dilutive effect. Such items are excluded from the weighted average common shares outstanding — basic.

Table 17.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in millions,
	except per share amounts)

Net income (loss)	$(821)	$729	$(972)	$596
Preferred stock dividends and issuance costs on redeemed preferred stock	(231)	(95)	(503)	(190)
Amounts allocated to participating security option holders(1)	(1)	(2)	(1)	(1)

Net income (loss) available (applicable) to common shareholders — basic(2)	$(1,053)	$632	$(1,476)	$405

Weighted average common shares outstanding — basic (in thousands)	646,868	652,877	646,603	657,103
Dilutive potential common shares (in thousands)	—	2,907	—	2,262

Weighted average common shares outstanding — diluted (in thousands)	646,868	655,784	646,603	659,365

Basic earnings (loss) per common share	$(1.63)	$0.97	$(2.28)	$0.62
Diluted earnings (loss) per common share	$(1.63)	$0.96	$(2.28)	$0.61

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	11,933	2,024	10,265	3,050

(1)	Represents distributed earnings during periods of net losses.
(2)	Includes distributed and undistributed earnings to common shareholders.

NOTE 18: SUBSEQUENT EVENTS

Since mid-June 2008, there has been a substantial decline in the market price of our common stock. The market conditions that have contributed to this price decline are likely to affect our approach to raising new core capital including the timing, amount, type and mix of securities we may issue. We have committed to OFHEO to raise $5.5 billion of new capital. We remain committed to raising this capital given appropriate market conditions and will evaluate raising capital beyond this amount depending on our needs and as market conditions mandate.

Our financial performance for the second quarter, while reflecting the challenges that face the industry, leaves us capitalized at a level greater than the 20% mandatory target capital surplus established by OFHEO and with a greater surplus above the statutory minimum capital requirement. Given the challenges facing the industry, we expect to take actions to maintain our capital position above the mandatory target capital surplus. Accordingly, subject to approval by our board of directors, we currently expect to reduce the dividend on our common stock in the third quarter of 2008 from $0.25 to $0.05 or less per share and to pay the full dividends at contractual rates on our preferred stock. In addition, we continue to review and consider other alternatives for managing our capital including issuing equity in amounts that could be substantial and materially dilutive to our existing shareholders, reducing or rebalancing risk, slowing purchases into our credit guarantee portfolio and limiting the growth or reducing the size of our retained portfolio by allowing the portfolio to run off and/or by selling securities classified as trading or carried at fair value under SFAS 159 or available-for-sale securities that are accretive to capital (i.e., fair value exceeds amortized cost). We have retained and are working with financial advisors and we continue to engage in discussions with OFHEO and the U.S. Department of the Treasury, or Treasury, on these matters.

Our liquidity position remains strong as a result of: (a) our continued access to the debt markets at attractive spreads, (b) our cash and investments portfolio of approximately $70 billion and (c) an unencumbered agency mortgage-related securities portfolio of approximately $470 billion, which could serve as collateral for additional borrowings. Under stressful market conditions, counterparties willing to provide funding based on our unencumbered portfolio may be unavailable or may offer terms that are not attractive to the company. On July 13, 2008, the Board of Governors of the Federal Reserve System, or the Federal Reserve, granted the Federal Reserve Bank of New York the authority to lend to Freddie Mac if

131	Freddie Mac

necessary. Any such lending would be at the discount rate charged for primary credit, or the primary credit rate, and collateralized by U.S. government and federal agency securities. This authorization was intended to supplement the Treasury’s existing authority to purchase obligations of Freddie Mac.

The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008. Division A of this legislation, the Federal Housing Finance Regulatory Reform Act of 2008, or the Regulatory Reform Act, establishes a new regulator for us, the Federal Housing Finance Agency, or FHFA, with enhanced regulatory authorities relating, among other things, to our minimum and risk-based capital levels and our business activities, including portfolio investments, new products, management and operations standards, affordable housing goals, and executive compensation. The Regulatory Reform Act expands the circumstances under which we could be placed into conservatorship and also authorizes the FHFA to place us into receivership under specified circumstances. The Regulatory Reform Act also requires us to allocate or transfer certain amounts to: (a) the Secretary of Housing and Urban Development, or HUD, to fund a Housing Trust Fund, and (b) a Capital Magnet Fund administered by the Secretary of the Treasury. In addition, the Regulatory Reform Act provides the Secretary of the Treasury with temporary authority, until December 31, 2009, to purchase any obligations and other securities we issue under certain circumstances.

132	Freddie Mac

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 11: LEGAL CONTINGENCIES” to our consolidated financial statements for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “ITEM 1A. RISK FACTORS” section in our Registration Statement, which describes various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

The value of mortgage-related securities guaranteed by us and held in our retained portfolio may decline if we did not or were unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee were to diminish.

We classify the mortgage-related securities in our retained portfolio as either available-for-sale or trading, and account for them at fair value on our consolidated balance sheets. A substantial portion of the mortgage-related securities in our retained portfolio is securities guaranteed by us. Our valuation of these securities is consistent with GAAP and the legal structure of the guarantee transaction, which includes the Freddie Mac guarantee to the securitization trust. The valuation of our guaranteed mortgage securities necessarily reflects investor confidence in our ability to perform under our guarantee and the liquidity that our guarantee provides. If we did not or were unable to perform under our guarantee, or if investor confidence in our ability to perform under our guarantee were to diminish, the value of our guaranteed securities may decline, thereby reducing the value of the securities reported on our consolidated balance sheets and our ability to sell or otherwise use these securities for liquidity purposes, and adversely affecting our financial condition and results of operations.

Market uncertainty and volatility may adversely affect our business, profitability and results of operations.

The mortgage credit markets experienced difficult conditions and volatility during 2007 which have continued in 2008. These deteriorating conditions in the mortgage market resulted in a decrease in availability of corporate credit and liquidity within the mortgage industry and have caused disruptions to normal operations of major mortgage originators, including some of our largest customers. These conditions resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency. We operate in these markets and are subject to potential adverse effects on our results of operations and financial position due to our activities involving securities, mortgages, derivatives and other mortgage commitments with our customers.

In addition, we use market-based information as inputs to our models, which are used to make operational decisions as well as derive estimates for use in our financial reporting processes. The turmoil in the housing and credit markets creates additional risk regarding the reliability of our models, particularly since we may be required to make manual adjustments to our models in response to rapid changes in economic conditions. This may increase the risk that our models could produce unreliable results, estimates that vary widely or prove to be inaccurate.

Developments affecting our legislative and regulatory environment could materially harm our business prospects or competitive position.

The Regulatory Reform Act, signed into law on July 30, 2008, establishes a new regulator for us, FHFA, with enhanced regulatory authorities relating, among other things, to our minimum and risk-based capital levels and our business activities. The Regulatory Reform Act gives our regulator substantial authority to assess our safety and soundness and to regulate our portfolio investments, including requiring reductions in those investments, consistent with our mission and safe and sound operations. The Act also includes provisions that increase the regulator’s authority to change our minimum and risk-based capital levels and to regulate our business activities, including new products, management and operations standards, affordable housing goals, and executive compensation. The Act expands the circumstances under which we could be placed into conservatorship and also authorizes FHFA to place us into receivership under specified circumstances. In addition, the Act requires us to make certain contributions to affordable housing funds administered by the Secretary of HUD and the Secretary of the Treasury. The Act also provides the Secretary of the Treasury with temporary authority, until December 31, 2009, to purchase any obligations and other securities we issue under certain circumstances.

Given the recent enactment of this Act and the fact that FHFA has considerable discretion in implementing its provisions, including through rulemaking proceedings and the issuance of orders, we cannot predict the impacts that the Act and FHFA’s exercise of its authority under the Act will have on our business, financial position or results of operations. However, to the extent the Act or regulations or orders issued by FHFA pursuant to the Act may, for example, increase our capital requirements, limit our portfolio and new product activities, increase our affordable housing goals, or limit our ability

133	Freddie Mac

to attract and retain senior executives, we anticipate that the impact could be materially adverse. See “Legislative and Regulatory Matters” for additional information concerning the provisions of the Regulatory Reform Act and their potential impact on us.

Our ability to manage our regulatory capital requirements may be adversely affected by market conditions, and actions that we may be required to take to maintain our regulatory capital could adversely affect stockholders.

Our ability to manage our regulatory capital may be adversely affected by mortgage and stock market conditions and volatility. Factors that could adversely affect the adequacy of our capital for future periods include our ability to execute capital raising transactions; GAAP net losses; continued declines in home prices; increases in our credit and interest-rate risk profiles; adverse changes in interest rates, the yield curve or implied volatility; adverse OAS changes; impairments of non-agency mortgage-related securities; downgrades of non-agency mortgage-related securities (with respect to risk-based capital); counterparty downgrades; legislative or regulatory actions that increase capital requirements; or changes in accounting practices or standards. Adverse market conditions may limit our ability to raise new core capital, and may affect the timing, amount, type and mix of securities issued to raise new core capital.

Under current OFHEO regulations, the regulatory risk based capital standard in particular is highly sensitive to underlying drivers, including house price changes (based on OFHEO’s all transaction index); downgrades of non-agency mortgage-related securities; counterparty downgrades; retained portfolio growth; the duration, term and optionality of our funding and hedging instruments; and other factors. While we have historically met the risk-based capital standard, there is a significant possibility that continued adverse developments in relation to one or more of these underlying drivers could cause us to fail to meet this standard. If we were not to meet the risk-based capital standard, we would be classified as “undercapitalized” by OFHEO. See “ITEM 1. BUSINESS — REGULATION AND SUPERVISION — Office of Federal Housing Enterprise Oversight — Capital Standards and Dividend Restrictions” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL — Classification” in our Registration Statement for information regarding potential actions OFHEO may seek to take in that event. Under the Regulatory Reform Act, FHFA is charged with developing risk-based capital requirements by regulation. The nature of the requirements FHFA may eventually adopt pursuant to this authority is currently uncertain.

To help manage to our regulatory capital requirements and the OFHEO-directed mandatory capital surplus, we have announced that, subject to approval by the board of directors, we currently expect to reduce the dividend on our common stock in the third quarter of 2008 from $0.25 to $0.05 or less per share, and we are considering other measures such as issuing equity in amounts that could be substantial and materially dilutive to existing shareholders, reducing or rebalancing risk, limiting growth or reducing the size of our retained portfolio by allowing the portfolio to run off and/or by selling securities classified as trading or carried at fair value under SFAS 159 or available-for-sale securities that are accretive to capital (i.e., fair value exceeds amortized cost), slowing purchases into our credit guarantee portfolio, issuing additional preferred or convertible preferred stock and issuing common stock. Our ability to execute any of these actions or their effectiveness may be limited and we might not be able to manage to our regulatory capital requirements and the mandatory target capital surplus. For example, our ability to issue additional preferred or common stock or other capital securities will depend, in part, on market conditions, and we may not be able to raise additional capital when needed. Issuances of new preferred or common equity may be materially dilutive to existing stockholders and may carry other terms and conditions that could adversely affect the value of the common or preferred stock held by existing stockholders.

If we are not able to manage to the mandatory target capital surplus, OFHEO may, among other things, seek to require us to (a) submit a plan for remediation or (b) take other remedial steps. In addition, OFHEO has discretion to reduce our capital classification by one level if OFHEO determines that we are engaging in conduct that could result in a rapid depletion of core capital or determines that the value of property subject to mortgage loans we hold or guarantee has decreased significantly. See “ITEM 1. BUSINESS — Regulation and Supervision — Office of Federal Housing Enterprise Oversight — Capital Standards and Dividend Restrictions” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL — Classification” in our audited consolidated financial statements in our Registration Statement for information regarding additional potential actions OFHEO may seek to take against us. See “PART I — ITEM 2. MD&A — EXECUTIVE SUMMARY — Legislative and Regulatory Matters — Government Sponsored Enterprise, or GSE, Oversight Legislation” for information concerning the enhanced regulatory authorities FHFA now possesses and Treasury’s temporary authority to provide various types of support to Freddie Mac should it become necessary. The terms of any such support, if it were to be made available, are uncertain, but they could have a material adverse impact on existing common and preferred stockholders, including substantially diluting or effectively eliminating existing stockholders’ financial interest in Freddie Mac.

134	Freddie Mac

While it is difficult to predict how long these conditions will exist and how our markets or products will ultimately be affected, these factors could adversely impact our business and results of operations, as well as our ability to provide liquidity to the mortgage markets.

Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their obligation to repurchase loans sold to us in breach of representations and warranties.

We require seller/servicers to make certain representations and warranties regarding the loans they sell to us. If loans are sold to us in breach of those representations and warranties, we have the contractual right to require the seller/servicer to repurchase those loans from us. Our institutional credit risk exposure to our seller/servicer counterparties includes the risk that they will not perform their obligation to repurchase loans, which could adversely affect our financial condition or results of operations. The risk of such a failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of our largest seller/servicers. See “PART I — ITEM 2. MD&A — CREDIT RISKS — Institutional Credit Risk — Mortgage Seller/Servicers” for additional information on our institutional credit risk related to our mortgage seller/servicers.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We rely on representations and warranties by seller/servicers about the characteristics of the single-family mortgage loans we purchase and securitize and we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We may experience significant financial losses and reputational damage as a result of mortgage fraud.

We may be required to establish a valuation allowance against our deferred tax assets, which could materially affect our results of operations and capital position in the future.

As of June 30, 2008, we had approximately $18.4 billion of net deferred tax assets as reported on our consolidated balance sheet. The realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income. We currently believe that it is more likely than not that we will generate sufficient taxable income in the future to utilize these deferred tax assets. However, if future events differ from current forecasts, a valuation allowance may need to be established which could have a material adverse effect on our results of operations and capital position. See “PART I. ITEM 1. FINANCIAL STATEMENTS — NOTE 12: INCOME TAXES” for more information on our deferred tax assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities. During the second quarter of 2008, we did not complete any equity offerings.

We regularly provide stock compensation to our employees and members of our board of directors. We have three stock-based compensation plans under which grants may be made: (a) the Employee Stock Purchase Plan, or ESPP; (b) the 2004 Stock Compensation Plan, or 2004 Employee Plan; and (c) the 1995 Directors’ Stock Compensation Plan, as amended and restated, or Directors’ Plan. Prior to the stockholder approval of the 2004 Employee Plan, employee stock-based compensation was awarded in accordance with the terms of the 1995 Stock Compensation Plan, or 1995 Employee Plan. Although grants are no longer made under the 1995 Employee Plan, we currently have awards outstanding under this plan. We collectively refer to the 2004 Employee Plan and 1995 Employee Plan as the Employee Plans.

During the three months ended June 30, 2008, no stock options were granted or exercised under our Employee Plans or Directors’ Plan. Under our ESPP, options to purchase 109,091 shares of common stock were exercised and options to purchase 145,607 shares of common stock were granted during the three months ended June 30, 2008. Further, for the three months ended June 30, 2008, under the Employee Plans and Directors’ Plan, 178,167 restricted stock units were granted and restrictions lapsed on 279,285 restricted stock units. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 10: STOCK-BASED COMPENSATION” in our Registration Statement for more information.

See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL” in our Registration Statement for a description of our regulatory capital requirements and possible regulatory restrictions on our ability to pay dividends.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the three months ended June 30, 2008. Additionally, we do not currently have any outstanding authorizations to repurchase common stock.

135	Freddie Mac

Information about Certain Securities Issuances by Freddie Mac

Pursuant to SEC regulations, public companies are required to disclose certain information when they incur a material direct financial obligation or become directly or contingently liable for a material obligation under an off-balance sheet arrangement. The disclosure must be made in a current report on Form 8-K under Item 2.03 or, if the obligation is incurred in connection with certain types of securities offerings, in prospectuses for that offering that are filed with the SEC.

Freddie Mac’s securities offerings are exempted from SEC registration requirements. As a result, we are not required to and do not file registration statements or prospectuses with the SEC with respect to our securities offerings. To comply with the disclosure requirements of Form 8-K relating to the incurrence of material financial obligations, we report our incurrence of these types of obligations either in offering circulars (or supplements thereto) that we post on our website or in a current report on Form 8-K, in accordance with a “no-action” letter we received from the SEC Staff. In cases where the information is disclosed in an offering circular posted on our website, the document will be posted on our website within the same time period that a prospectus for a non-exempt securities offering would be required to be filed with the SEC.

The website address for disclosure about our debt securities is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities.

Disclosure about our off-balance sheet obligations pursuant to some of the mortgage-related securities we issue can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

We are providing our website addresses and the website address of the SEC solely for your information. Information appearing on our website or on the SEC’s website is not incorporated into this Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote by stockholders at our annual meeting held on June 6, 2008: (a) election of 11 members to our board of directors, each for a term ending on the date of our next annual meeting of stockholders; (b) ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2008; and (c) approval of the amendment and restatement of the 2004 Stock Compensation Plan.

As shown in Table 53 below, the following persons were elected to our board of directors at the meeting by the respective votes indicated:

Table 53 — Election of Directors

	Votes For	Votes Withheld

Barbara T. Alexander	404,199,346	95,281,646
Geoffrey T. Boisi	369,819,080	129,661,912
Michelle Engler	404,219,805	95,261,187
Robert R. Glauber	468,530,914	30,950,078
Richard Karl Goeltz	468,305,883	31,175,109
Thomas S. Johnson	388,395,993	111,084,999
Jerome P. Kenny	489,457,021	10,023,971
William M. Lewis, Jr.	489,857,037	9,623,955
Nicolas P. Retsinas	489,854,972	9,626,020
Stephen A. Ross	448,500,428	50,980,564
Richard F. Syron	487,536,360	11,944,632

The appointment by the Audit Committee of PricewaterhouseCoopers LLP was ratified at the meeting by the following votes:

Votes For	Votes Against	Abstentions

491,572,741	3,036,691	4,871,560

The amendment and restatement of the 2004 Stock Compensation Plan was approved at the meeting by the following votes:

Votes For	Votes Against	Abstentions	Broker Non-Votes

410,464,822	49,324,696	5,059,575	34,631,899

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

136	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ RICHARD F. SYRON
Richard F. Syron
Chairman and Chief Executive Officer

Date: August 6, 2008

By:	/s/ ANTHONY S. PISZEL
Anthony S. Piszel
Executive Vice President and Chief Financial Officer

Date: August 6, 2008

137	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amendments to the Federal Home Mortgage Corporation Act (12 U.S.C. Section 1451 et seq.) pursuant to the Federal Housing Finance Regulatory Reform Act of 2008
12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chairman and Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

138	Freddie Mac