Form 10-Q
period 2008-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2008-11-14
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of November 10, 2008, there were 647,158,633 shares of the registrant’s common stock outstanding.

i	Freddie Mac

FINANCIAL STATEMENTS

ii	Freddie Mac

PART I — FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements, which may include expectations and objectives related to our operating results, financial condition, business, capital management, remediation of significant deficiencies in internal controls, credit losses, market share and trends, the conservatorship and its effects on our business and other matters. You should not rely unduly on our forward-looking statements. Actual results might differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in (i) “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” or MD&A, “FORWARD-LOOKING STATEMENTS” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our Form 10-Q for the quarter ended June 30, 2008 and our Form 10 Registration Statement filed and declared effective by the SEC on July 18, 2008, or Registration Statement, and (ii) the “BUSINESS” section of our Registration Statement. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Conservatorship

Entry Into Conservatorship and Treasury Agreements

On September 7, 2008, Henry M. Paulson, Jr., Secretary of the U.S. Department of the Treasury, or Treasury, and James B. Lockhart III, Director of the Federal Housing Finance Agency, or FHFA, announced several actions taken by Treasury and FHFA regarding Freddie Mac and Fannie Mae. Director Lockhart stated that they took these actions “to help restore confidence in Fannie Mae and Freddie Mac, enhance their capacity to fulfill their mission, and mitigate the systemic risk that has contributed directly to the instability in the current market.” These actions included the following:

•	placing us and Fannie Mae in conservatorship;

•	the execution of a senior preferred stock purchase agreement by our Conservator, on our behalf, and Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and

•	the agreement to establish a temporary secured lending credit facility that is available to us.

Entry into Conservatorship

On September 6, 2008, at the request of the Secretary of the Treasury, the Chairman of the Board of Governors of the Federal Reserve and the Director of FHFA, our Board of Directors adopted a resolution consenting to putting the company into conservatorship. After obtaining this consent, the Director of FHFA appointed FHFA as our Conservator on September 6, 2008, in accordance with the Federal Housing Finance Regulatory Reform Act of 2008, or Reform Act, and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, and succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. The Conservator has the power to take over our assets and operate our business with all the powers of our stockholders, directors and officers, and to conduct all business of the company. The Conservator announced at that time that it would eliminate the payment of dividends on common and preferred stock during the conservatorship.

On September 7, 2008, the Director of FHFA issued a statement that he had determined that we could not continue to operate safely and soundly and fulfill our critical public mission without significant action to address FHFA’s concerns, which were principally: safety and soundness concerns as they existed at that time, including our capitalization; market conditions; our financial performance and condition; our inability to obtain funding according to normal practices and prices; and our critical importance in supporting the U.S. residential mortgage market. We describe the terms of the conservatorship and the powers of our Conservator in detail below under “Legislative and Regulatory Matters — Conservatorship and Treasury Agreements.”

Overview of Treasury Agreements

Senior Preferred Stock Purchase Agreement

The Conservator, acting on our behalf, entered into a senior preferred stock purchase agreement, or Purchase Agreement, with Treasury on September 7, 2008. Under the Purchase Agreement, Treasury provided us with its commitment to provide up to $100 billion in funding under specified conditions. The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). In addition, the Purchase Agreement requires

1	Freddie Mac

Treasury, upon the request of the Conservator, to provide funds to us if the Conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive funds from Treasury under the Commitment. In exchange for Treasury’s funding commitment, we issued to Treasury, as an initial commitment fee: (1) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (2) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no other consideration from Treasury as a result of issuing the senior preferred stock or the warrant.

Under the terms of the agreement, Treasury is entitled to a quarterly dividend of 10% per year (which increases to 12% per year if not paid timely and in cash) on the aggregate liquidation preference of the senior preferred stock. To the extent we are required to draw on Treasury’s funding commitment the liquidation preference of the senior preferred stock will be increased by the amount of any funds we receive. The amounts payable for this dividend could be substantial and have an adverse impact on our financial position and net worth. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock. In addition, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury, which will accrue from January 1, 2010. We are required to pay this fee each quarter for as long as the Purchase Agreement is in effect. The amount of this fee has not yet been determined.

The Purchase Agreement includes significant restrictions on our ability to manage our business, including limiting the amount of indebtedness we can incur to 110% of our aggregate indebtedness as of June 30, 2008 and capping the size of our retained portfolio at $850 billion as of December 31, 2009. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” and “OUR PORTFOLIOS” for a description and composition of our portfolios. In addition, beginning in 2010, we must decrease the size of our retained portfolio at the rate of 10% per year until it reaches $250 billion. Depending on the pace of future mortgage liquidations, we may need to reduce or eliminate our purchases of mortgage assets or sell mortgage assets to achieve this reduction. We currently do not have plans to sell our mortgage assets at a loss. In addition, while the senior preferred stock is outstanding, we are prohibited from paying dividends (other than on the senior preferred stock) or issuing equity securities without Treasury’s consent. The terms of the Purchase Agreement and warrant make it unlikely that we will be able to obtain equity from private sources.

The Purchase Agreement has an indefinite term and can terminate only in very limited circumstances, which do not include the end of the conservatorship. The agreement therefore could continue after the conservatorship ends. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We provide more detail about the provisions of the Purchase Agreement, the senior preferred stock and the warrant, the limited circumstances under which those agreements terminate, and the limitations they place on our ability to manage our business under “Legislative and Regulatory Matters — Conservatorship and Treasury Agreements” below. See “ITEM 1A. RISK FACTORS” for a discussion of how the restrictions under the Purchase Agreement may have a material adverse effect on our business.

Expected Draw Under the Purchase Agreement

At September 30, 2008, our liabilities exceeded our assets under GAAP by $(13.7) billion while our stockholders’ equity (deficit) totaled $(13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount of $13.8 billion to Treasury. We expect to receive such funds by November 29, 2008. If the Director of FHFA were to determine in writing that our assets are, and have been for a period of 60 days, less than our obligations to creditors and others, FHFA would be required to place us into receivership. As a result of this draw, the aggregate liquidation preference of the senior preferred stock will increase to $14.8 billion, and our annual aggregate dividend payment to Treasury, at the 10% dividend rate, would increase to $1.5 billion. If we are unable to pay such dividend in cash in any quarter, the unpaid amount will be added to the aggregate liquidation preference of the senior preferred stock and the dividend rate on the unpaid liquidation preference will increase to 12% per year.

Treasury Credit Facility

On September 18, 2008, we entered into a lending agreement with Treasury, or Lending Agreement, pursuant to which Treasury established a new secured lending credit facility that is available to us until December 31, 2009 as a liquidity back-stop. In order to borrow pursuant to the Lending Agreement, we are required to post collateral in the form of Freddie Mac or Fannie Mae mortgage-backed securities to secure all borrowings under the facility. The terms of any borrowings under the Lending Agreement, including the interest rate payable on the loan and the amount of collateral we will need to provide as security for the loan, will be determined by Treasury. Treasury is not obligated under the Lending Agreement to make any loan to us. Treasury does not have authority to extend the term of this credit facility beyond December 31, 2009, which is when Treasury’s temporary authority to purchase our obligations and other securities, granted by the Reform Act, expires. After December 31, 2009, Treasury may purchase up to $2.25 billion of our obligations under its permanent authority, as set forth in our charter.

2	Freddie Mac

As of November 14, 2008, we have not borrowed any amounts under the Lending Agreement. The terms of the Lending Agreement are described in more detail in “Legislative and Regulatory Matters — Conservatorship and Treasury Agreements.”

Changes in Company Management and our Board of Directors

Since our entry into conservatorship on September 6, 2008, eight members of our Board of Directors have resigned, including Richard F. Syron, our former Chairman and Chief Executive Officer. On September 16, 2008, the Conservator appointed John A. Koskinen as the new non-executive Chairman of our Board of Directors. We currently have four members of our Board of Directors and nine vacancies.

As noted above, as our Conservator, FHFA has assumed the powers of our Board of Directors. Accordingly, the current Board of Directors acts with neither the power nor the duty to manage, direct or oversee our business and affairs. The Conservator has indicated that it intends to appoint a full Board of Directors to which it will delegate specified roles and responsibilities.

On September 7, 2008, the Conservator appointed David M. Moffett as our Chief Executive Officer, effective immediately. Since September 7, 2008, we have announced the departures of our former Chief Financial Officer and our former Chief Business Officer.

Supervision of our Business under the Reform Act and During Conservatorship

During the third quarter of 2008, the company experienced a number of significant changes in our regulatory supervisory environment. First, on July 30, 2008, President Bush signed into law the Reform Act, which placed us under the regulation of a new regulator, FHFA. That legislation strengthened the existing safety and soundness oversight of the government sponsored enterprises, or GSEs, and provided FHFA with new safety and soundness authority that is comparable to, and in some respects, broader than that of the federal bank agencies. That legislation gave FHFA enhanced powers that, even if we were not placed into conservatorship, gave them the authority to raise capital levels above statutory minimum levels, regulate the size and content of our portfolio, and to approve new mortgage products. That legislation also gave FHFA the authority to place the GSEs into conservatorship or receivership under conditions set forth in the statute. Refer to “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — EXECUTIVE SUMMARY — Legislative and Regulatory Matters” in our Form 10-Q for the period ended June 30, 2008 for additional detail regarding the provisions of the Reform Act. See “ITEM 1A. RISK FACTORS,” for additional risks and information regarding this legislation, including the receivership provisions.

Second, we experienced a change in control when we were placed into conservatorship on September 6, 2008. Under conservatorship, we have additional heightened supervision and direction from our regulator, FHFA, who is also acting as our Conservator.

Below is a summary comparison of various features of our business before and after we were placed into conservatorship and entered into the Purchase Agreement. Following this summary, we provide additional information about a number of aspects of our business now that we are in conservatorship under “Managing Our Business During Conservatorship — Our Objectives.” In addition, we describe the impacts of the Treasury agreements on our business above under “Overview of Treasury Agreements” and below under “Legislative and Regulatory Matters — Conservatorship and Treasury Agreements.”

3	Freddie Mac

Topic	Before Conservatorship	During Conservatorship

Authority of Board of Directors, Management and Stockholders
•   Board of Directors with right to determine the general policies governing the operations of the corporation and exercise all power and authority of the company except as vested in stockholders or as the Board chooses to delegate to management

•   Board of Directors delegated significant authority to management

•   Stockholders with specified voting rights

•   FHFA, as Conservator, has all of the power and authority of the Board of Directors, management and the shareholders

•   The Conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. The Conservator retains overall management authority, including the authority to withdraw its delegations to us at any time.

•   Stockholders have no voting rights

Regulatory Supervision	• Regulated by FHFA, our new regulator created by the Reform Act • Reform Act gave regulator significant additional safety and soundness supervisory powers	• Regulated by FHFA, with powers as provided by Reform Act • Additional management authority by FHFA, which is serving as our Conservator

Structure of Board of Directors
•   13 directors: 11 independent, plus Chairman and Chief Executive Officer, and one vacancy; independent, non-management lead director

•   Five separate Board committees, including Audit Committee in which one of the five independent members was an “audit committee financial expert”

•   Currently, four directors, consisting of a non-management Chairman of the Board and three independent directors (who were also directors of Freddie Mac immediately prior to conservatorship), with neither the power nor the duty to manage, direct or oversee our business and affairs

•   No Board committees have members or authority to act

•   Conservator has indicated its intent to appoint a full Board of Directors to which it will delegate specified roles and responsibilities

Management	• Richard F. Syron served as Chairman and Chief Executive Officer from December 2003 to September 6, 2008	• David M. Moffett began serving as Chief Executive Officer on September 7, 2008

Capital	• Statutory and regulatory capital requirements • Capital classifications as to adequacy of capital provided by FHFA on quarterly basis	• Capital requirements not binding • Quarterly capital classifications by FHFA suspended

Net Worth(1)	• Receivership mandatory if we have negative net worth for 60 days
•   Conservator has directed management to focus on maintaining positive stockholders’ equity in order to avoid both the need to request funds under the Purchase Agreement and our mandatory receivership

•   Receivership mandatory if we have negative net worth for 60 days(2)

Managing for the Benefit of Shareholders	• Maximize shareholder value over the long term • Fulfill our mission of providing liquidity, stability and affordability to the mortgage market
•   No longer managed with a strategy to maximize common shareholder returns

•   Maintain positive net worth and fulfill our mission of providing liquidity, stability and affordability to the mortgage market

•   Focus on returning to long-term profitability if it does not adversely affect our ability to maintain net worth or fulfill our mission

(1)	Our net worth refers to our assets less our liabilities, as reflected on our GAAP balance sheet. If we have a negative net worth (which means that our liabilities exceed our assets, as reflected on our GAAP balance sheet), then, if requested by the Conservator (or by our Chief Financial Officer, if we are not under conservatorship), Treasury is required to provide funds to us pursuant to the Purchase Agreement. Net worth is substantially the same as stockholders’ equity (deficit); however, net worth also includes the minority interests that third parties own in our consolidated subsidiaries (which was $95 million as of September 30, 2008). At September 30, 2008, we had a negative net worth of $13.7 billion. In addition, if the Director of FHFA were to determine in writing that our assets are, and would have been for a period of 60 days, less than our obligations to creditors and others, FHFA would be required to place us into receivership.
(2)	Treasury’s funding commitment under the Purchase Agreement is expected to enable us to maintain a positive net worth as long as Treasury has not invested the full $100 billion provided for in that agreement.

4	Freddie Mac

The conservatorship has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what our business structure will be during or following our conservatorship. In a statement issued on September 7, 2008, the Secretary of the Treasury indicated that 2008 and 2009 should be viewed as a “time out” where we and Fannie Mae are stabilized while policymakers decide our future role and structure. He also stated that there is a consensus that we and Fannie Mae pose a systemic risk and that we cannot continue in our current form. For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our business, see “ITEM 1A. RISK FACTORS.”

Managing Our Business During Conservatorship

Our Management

FHFA, in its role as Conservator, has overall management authority over our business. During the conservatorship, the Conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. We can, and have continued to, enter into and enforce contracts with third parties. The Conservator retains the authority to withdraw its delegations to us at any time. The Conservator is working actively with management to address and determine the strategic direction for the enterprise, and in general has retained final decision-making authority in areas regarding: significant impacts on operational, market, reputational or credit risk; major accounting determinations, including policy changes; the creation of subsidiaries or affiliates and transacting with them; significant litigation; setting executive compensation; retention of external auditors; significant mergers and acquisitions; and any other matters the Conservator believes are strategic or critical to the enterprise in order for the Conservator to fulfill its obligations during conservatorship. See “Conservatorship and Treasury Agreements — Conservatorship — General Powers of the Conservator Under the Regulatory Reform Act” for more information.

Our Objectives

Based on the Federal Home Loan Mortgage Corporation Act, which we refer to as our charter, public statements from Treasury officials and guidance from our Conservator, we have a variety of different, and potentially conflicting, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to less than optimal outcomes for one or more, or possibly all, of these objectives. For example, maintaining a positive net worth could require us to constrain some of our business activities, including activities that provide liquidity, stability and affordability to the mortgage market. Conversely, to the extent we increase activities to assist the mortgage market, our financial results are likely to suffer, and we may be less able to maintain a positive net worth. We regularly consult with and get direction from our Conservator on how to balance these objectives. To the extent that we are unable to maintain a positive net worth following our expected draw of funds from Treasury after the filing of this Form 10-Q, we will be required to request additional funding from Treasury under the Purchase Agreement, which will further increase our ongoing dividend obligations and, therefore, extend the period of time until we might be able to return to profitability. These objectives also create risks that we discuss in “ITEM 1A. RISK FACTORS.”

Changes in Strategies to Meet New Objectives

Since September 6, 2008, we have made a number of changes in the strategies we use to manage our business in support of our new objectives outlined above. These include the changes we describe below.

Eliminating Planned Increase in Adverse Market Delivery Charge

As part of our efforts to increase liquidity in the mortgage market and make mortgage loans more affordable, we announced on October 3, 2008 that we were eliminating our previously announced 25 basis point increase in our adverse market delivery charge that was scheduled to take effect on November 7, 2008. The elimination of this charge will reduce our future net income.

Temporarily Increasing the Size of Our Mortgage Portfolio

Consistent with our ability under the senior preferred stock purchase agreement to increase the size of our on-balance sheet mortgage portfolio through the end of 2009, FHFA has directed us to acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage portfolio to provide additional liquidity to the mortgage market. Our extremely limited ability to issue callable or long-term debt at this time makes it difficult to increase the size of our mortgage portfolio. In addition, we are also subject to the covenant in the senior preferred stock purchase agreement

5	Freddie Mac

prohibiting us from issuing debt in excess of 110% of our aggregate indebtedness as of June 30, 2008. For a discussion of the limitations we are currently experiencing on our ability to issue debt securities, see “LIQUIDITY AND CAPITAL RESOURCES” and “RISK FACTORS.”

Current Conditions in the Housing and Mortgage Market

Deterioration in Market Conditions and Impact on Third Quarter Results

Market conditions affecting the company deteriorated dramatically during the third quarter. This had a materially adverse impact on our quarterly results of operations in the third quarter of 2008 compared to the second quarter of 2008.

Home prices nationwide resumed the rate of decline experienced earlier in the year after briefly leveling off during the second quarter of 2008. The percentage decline in home prices was particularly large in California, Florida, Arizona and Nevada, where Freddie Mac has significant concentrations of mortgage loans.

Unemployment rates also worsened significantly. California, Arizona and Nevada saw increases of between 14 and 27% in unemployment from the second quarter to the third quarter of 2008, on a seasonally-adjusted basis, while the national rate exceeded 6%. Unemployment rates increased again in October to a national rate of 6.5%. An upward spike in food and other goods prices during the third quarter of 2008 further eroded household financial conditions, and real consumer spending declined significantly. Both consumer and business credit tightened considerably during the third quarter of 2008 as financial institutions curtailed their lending activities. This contributed to significant increases in credit spreads for both mortgage and corporate loans.

These macro-economic conditions and other factors contributed to a substantial increase in the number of delinquent loans in our single-family mortgage portfolio during the third quarter of 2008. The rate of transition of these loans from delinquency through foreclosure also increased. We observed a significant increase in market-reported delinquency rates for mortgages serviced by financial institutions not only for subprime and Alt-A loans but also for prime loans. This delinquency data suggests that continuing home price declines and growing unemployment are now affecting behavior by a broader segment of mortgage borrowers, increasing numbers of whom are “underwater,” or owing more on their mortgage loans than their homes are currently worth. Our loan loss severities, or the average amount of recognized losses per loan, also increased in the third quarter of 2008, especially in California, Florida and Arizona, where home price declines have been more severe and where we have significant concentrations of mortgage loans with higher average loan balances than in other states.

We were not the only financial institution that was adversely affected by the worsening market conditions during the third quarter of 2008. IndyMac Bank, FSB and Washington Mutual Bank were placed into receivership, and Lehman Brothers Holdings, Inc., or Lehman, filed for bankruptcy. American International Group, Inc. received a substantial infusion of cash from the U.S. government, and both Merrill Lynch & Co, Inc. and Wachovia Corporation were acquired by other institutions. In an attempt to stabilize the markets and restore liquidity, the U.S. government introduced several unprecedented programs to provide various forms of financial support to market participants. One of these proposed programs involves guarantees by the Federal Deposit Insurance Corporation, or FDIC, of the debt obligations issued by banks. This proposal and other existing programs have created uncertainty in the market resulting in limited access to long-term and callable funding. Uncertainty has also contributed to increased borrowing costs relative to the U.S. Treasury market and the London Interbank Offered Rate, or LIBOR. See “LIQUIDITY AND CAPITAL RESOURCES” for further information.

These market developments have been the principal drivers of our substantially increased loss for the third quarter of 2008. Our provision for credit losses increased from $2.5 billion in the second quarter of 2008 to $5.7 billion in the third quarter of 2008, principally due to increased estimates of incurred losses caused by the deteriorating economic conditions and evidenced by our increased rates of delinquency and foreclosure; increased mortgage loan loss severities; and, to a much lesser extent, heightened concerns that certain of our seller/servicer counterparties may fail to perform their recourse or repurchase obligations to us.

Our security impairments on available for sale securities increased from $1.0 billion in the second quarter of 2008 to $9.1 billion in the third quarter of 2008. The deteriorating market conditions during the third quarter also led to a considerably more pessimistic outlook for the performance of the non-agency mortgage-related securities in our retained portfolio. The loans backing these securities exhibited much worse delinquency behavior than that mentioned above with respect to loans in our guarantee portfolio. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in interest rates, and weakening consumer confidence not only contributed to poor performance during the third quarter but significantly impacted our expectations regarding future performance, both of which are critical in assessing security impairments. Furthermore, the mortgage-related securities backed by subprime and Alt-A and other loans, including Moving Treasury Average, or MTA, loans, have significantly greater concentrations in the states that are undergoing the greatest stress, including California, Florida, Arizona and Nevada. MTA adjustable-rate mortgages (also referred to as option ARMs) have adjustable interest rates and optional payment terms, including options that result in negative amortization, for an initial period of years that allow for deferral of principal repayments. MTA loans generally have a date when the

6	Freddie Mac

mortgage is recast to require principal payments under new terms, which can result in substantial increases in monthly payments to the borrower. Additionally, during the third quarter of 2008 there were significant negative ratings actions and unprecedented and sustained categorical asset price declines most notably in the mortgage-related securities backed by Alt-A loans, including MTA loans, in our portfolio. The combination of all of these factors not only had a material, negative impact on our view of expected performance in the third quarter, but also significantly reduced the likelihood of more favorable outcomes, resulting in a substantial increase in other-than-temporary impairments in the third quarter of 2008.

Our aggregate losses on trading securities, our guarantee asset and derivatives, net of the unrealized gains on foreign-currency denominated debt, increased from $481 million in the second quarter of 2008 to $4.2 billion in the third quarter of 2008, as the turmoil in the markets contributed to dislocations in the normal correlations between different instruments. In our capacity as securities administrator for our issued securities, we also incurred a $1.1 billion loss in the third quarter of 2008 related to investments in short-term unsecured loans as a result of Lehman’s bankruptcy.

We determined it was necessary to establish a partial valuation allowance against our deferred tax assets due to the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and the uncertainty surrounding our future business model as a result of our placement into conservatorship by FHFA on September 6, 2008. These and other factors led us to record a non-cash charge of $14.3 billion in the third quarter of 2008 in order to establish a partial valuation allowance against our deferred tax asset. As a result, at September 30, 2008, we had a net deferred tax asset of $11.9 billion representing the tax effect of unrealized losses on our available-for-sale securities portfolio.

Each of these drivers of our third quarter results is discussed in more detail below within “GAAP Results” and our “CONSOLIDATED RESULTS OF OPERATIONS”.

Credit Overview

The factors affecting all residential mortgage market participants during 2008 have continued to adversely impact our single-family mortgage portfolio during the third quarter of 2008. The following statistics illustrate the credit deterioration of loans in our single-family mortgage portfolio, which consists of single-family mortgage loans in our retained portfolio and those backing our guaranteed PCs and Structured Securities.

Table 1 — Credit Statistics, Single-Family Mortgage Portfolio(1)

	As of
	09/30/2008	06/30/2008	03/31/2008	12/31/2007	09/30/2007

Delinquency rate (in basis points, or bps)(2)	122	93	77	65	51
Non-performing assets (in millions)(3)	$35,497	$27,480	$22,379	$18,121	$13,118
REO inventory (in units)	28,089	22,029	18,419	14,394	11,916

	For the Three Months Ended
	09/30/2008	06/30/2008	03/31/2008	12/31/2007	09/30/2007
		(in units, unless noted)

Loan modifications(4)	8,316	4,827	4,246	2,272	1,752
REO acquisitions	15,880	12,410	9,939	7,284	5,905
REO disposition severity ratio(5)	29.3%	25.2%	21.4%	18.1%	14.1%
Single-family credit losses (in millions)(6)	$1,270	$810	$528	$236	$122

(1)	Consists of single-family mortgage loans for which we actively manage credit risk, which are those loans held in our retained portfolio as well as those loans underlying our PCs and Structured Securities, excluding Structured Transactions and that portion of our Structured Securities that are backed by Government National Mortgage Association, or Ginnie Mae, Certificates.
(2)	We report single-family delinquency rate information based on the number of loans that are 90 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 90 days delinquent under the modified terms. See “CREDIT RISKS — Credit Performance — Delinquencies” for further information.
(3)	Includes those loans in our single-family mortgage portfolio, based on unpaid principal balances, that are past due for 90 days or more or where contractual terms have been modified as a troubled debt restructuring. Also includes single-family real estate owned, or REO, which are acquired principally through foreclosure on loans within our single-family mortgage portfolio.
(4)	Consist of modifications under agreement with the borrower. Excludes forbearance agreements, which are made in certain circumstances and under which reduced or no payments are required during a defined period as well as repayment plans, which are separate agreements with the borrower to repay past due amounts and return to compliance with the original terms.
(5)	Calculated as the aggregate amount of our losses recorded on disposition of REO properties during the respective quarterly period divided by the aggregate unpaid principal balances of the related loans with the borrowers. The amount of losses recognized on disposition of the properties is equal to the amount by which the unpaid principal balance of loans exceeds the amount of gross sales proceeds from disposition of the properties. Excludes other related credit losses, such as property maintenance and selling expenses, as well as related recoveries from credit enhancements, such as mortgage insurance.
(6)	Consists of REO operations expense plus charge-offs, net of recoveries from third-party insurance and other credit enhancements. See “CREDIT RISKS — Credit Performance — Credit Loss Performance” for further information.

As the table above illustrates, we experienced continued deterioration in the performance of our single-family mortgage portfolio. Certain loan groups of the single-family mortgage portfolio, such as Alt-A and interest-only loans, as well as 2006 and 2007 vintage loans, are the main contributors to our worsening credit statistics. These loan groups have been affected by certain macro-economic factors, such as recent declines in home prices, which have resulted in erosion in the borrower’s equity. These loan groups are also concentrated in the West region. The West region comprised 26% of the unpaid principal balances of our single-family mortgage portfolio as of September 30, 2008, but accounted for 48% and 43% of our REO

7	Freddie Mac

acquisitions in the third and second quarters of 2008, respectively. Alt-A loans, which represented 10% of our single-family mortgage portfolio as of September 30, 2008, accounted for approximately 50% of our credit losses for the nine months ended September 30, 2008. In addition, stressed markets in the West region (especially California, Arizona and Nevada) and Florida tend to have higher average loan balances than the rest of the U.S. and were most affected by the steep home price declines. As we continue to experience home price declines in these and other regions, the severity of our single-family credit losses will continue to increase, as evidenced by our REO disposition severity ratio.

As of September 30, 2008, single-family mortgage loans in the state of Florida comprise 7% of our single-family mortgage portfolio; however the loans in this state make up more than 20% of the total delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances. Consequently, Florida remains our leading state for serious delinquencies, although these have not yet evidenced themselves in REO acquisitions or our credit losses due to the duration of Florida’s foreclosure process. California and Arizona were the states with the highest credit losses in the third quarter of 2008 with 44% of our single-family credit losses on a combined basis. These and other factors caused us to significantly increase our estimate for loan loss reserves during the third quarter of 2008.

In an effort to mitigate our losses and the continued growth of non-performing assets, we continue to expand our efforts to increase our foreclosure alternatives. Due to the overall deterioration in the mortgage credit environment, our loss mitigation activity has increased, as exemplified by our increased volumes of loan modifications in 2008. We are continuing to implement and develop strategies designed to mitigate the increase in our credit losses, including a recently announced program by our Conservator to expedite the modification process for certain troubled borrowers.

Our non-agency securities in our retained portfolio, which are primarily backed by subprime, Alt-A and MTA mortgage loans, also continue to be affected by the deteriorating credit conditions during 2008. The table below illustrates the changes in delinquencies that are 60 days or more past due within our non-agency mortgage-related securities portfolio backed by subprime, Alt-A, and MTA loans in our retained portfolio. Increases in delinquencies that are 60 days or more past due do not fully reflect the recent poor performance of these securities as cumulative losses are also growing considerably more rapidly. Given the recent unprecedented deterioration in the economic outlook and the renewed acceleration of housing price declines, future performance of the loans backing these securities could continue to deteriorate.

Table 2 — Credit Statistics, Non-Agency Mortgage-Related Securities Backed by Subprime, Alt-A and MTA Loans

	As of
	09/30/2008	06/30/2008	03/31/2008	12/31/2007	09/30/2007

Delinquency rates:
Non-agency mortgage-related securities backed by:
Subprime 1st Lien	35%	31%	27%	21%	16%
Alt-A(1)	14%	12%	10%	8%	5%
MTA	24%	18%	12%	7%	4%
Cumulative loss:
Non-agency mortgage-related securities backed by:
Subprime 1st Lien	4%	2%	1%	1%	1%
Alt-A(1)	1%	0%	0%	0%	0%
MTA	1%	0%	0%	0%	0%
Gross unrealized losses, pre-tax (in millions)	$22,411	$25,858	$28,065	$11,127	$2,993
Impairment loss for the three months ended (in millions)	$8,856	$826	$—	$—	$—

(1)	Exclude non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.

We held unpaid principal balances of $125.7 billion of non-agency mortgage-related securities backed by subprime and Alt-A and other loans in our retained portfolio as of September 30, 2008 compared to $152.6 billion as of December 31, 2007. We recognized impairment losses on these securities of $8.9 billion for the three months ended September 30, 2008. We had gross unrealized losses, net of tax, on these securities totaling $14.6 billion and $7.2 billion at September 30, 2008 and December 31, 2007, respectively. The increase in unrealized losses, despite the decline in unpaid principal balance, is due to the significant declines in non-agency mortgage asset prices which occurred during 2008 and which accelerated significantly for Alt-A and other loans, including MTA loans, during the third quarter of 2008. We believe the majority of the declines in the fair value of these securities are attributable to decreased liquidity and larger risk premiums in the mortgage market. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” for further information.

GAAP Results

Summary of Financial Results for the Three Months Ended September 30, 2008

Net loss was $25.3 billion and $1.2 billion for the three months ended September 30, 2008 and 2007, respectively. Net loss increased in the three months ended September 30, 2008 compared to the same period of 2007, principally due to the establishment of a partial valuation allowance on our deferred tax asset, increased losses on investment activities, increased derivative losses, increased losses on our guarantee asset as well as increased credit-related expenses, which consist of the provision for credit losses and REO operations expense. In the third quarter of 2008, we recorded a non-cash charge of

8	Freddie Mac

$14.3 billion related to the establishment of a partial valuation allowance against our deferred tax asset. The valuation allowance excludes the portion of the deferred tax asset representing the tax effect of unrealized losses on available-for-sale securities recorded in accumulated other comprehensive income, or AOCI, which management has the intent and ability to hold until recovery of the unrealized loss amounts. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Deferred Tax Asset” for further information. These loss and expense items for the three months ended September 30, 2008 were partially offset by: (a) higher net interest income and income on guarantee obligation; (b) unrealized gains on foreign-currency denominated debt recorded at fair value; (c) lower losses on certain credit guarantees; and (d) lower losses on loans purchased due principally to changes in our operational practice of purchasing delinquent loans out of PC securitization pools in December 2007. As a result of the net loss, at September 30, 2008, our liabilities exceeded our assets under GAAP by $(13.7) billion while our stockholders’ equity (deficit) totaled $(13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount of $13.8 billion to Treasury. We expect to receive such funds by November 29, 2008.

Net interest income was $1.8 billion for the three months ended September 30, 2008, compared to $761 million for the three months ended September 30, 2007. We held higher amounts of fixed-rate agency mortgage-related securities in our retained portfolio at significantly wider spreads relative to our funding costs during the three months ended September 30, 2008. The increase in net interest income and yield is also due to significantly lower short-term interest rates on our short-term borrowings and lower long-term interest rates on our long-term borrowings for the three months ended September 30, 2008. The combination of a higher proportion of short-term debt, together with a higher proportion of fixed-rate securities within our retained portfolio during a steep yield curve environment, contributed to the improvement in net interest income and net interest yield during the three months ended September 30, 2008.

Non-interest income (loss) was $(11.3) billion for the three months ended September 30, 2008, compared to non-interest income of $117 million for the three months ended September 30, 2007. The decrease in non-interest income in the third quarter of 2008 was primarily due to higher losses on investment activity, increased derivative losses, net of related foreign-currency gains and higher losses on our guarantee asset, partially offset by increased income on our guarantee obligation and higher management and guarantee income. Increased losses on investment activity during the third quarter of 2008 were principally attributed to $9.1 billion of security impairments primarily recognized on available-for-sale non-agency mortgage-related securities backed by subprime and Alt-A and other loans during the third quarter of 2008. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Retained Portfolio” for additional information. Income on our guarantee obligation was $783 million and $473 million for the three months ended September 30, 2008 and 2007, respectively. The amortization of income on our guarantee obligation was accelerated in the third quarter of 2008 as compared to the third quarter of 2007 in order to match our economic release from risk on the pools of mortgage loans we guarantee. Management and guarantee income increased 16%, to $832 million for the three months ended September 30, 2008 from $718 million for the three months ended September 30, 2007. This reflects increases in the average balance of our PCs and Structured Securities of 11% on an annualized basis for the three months ended September 30, 2008, as compared to the average balance during the third quarter of 2007. This increase in management and guarantee income also reflects higher average fee rates for the three months ended September 30, 2008 compared to the third quarter of 2007.

Non-interest expense for the three months ended September 30, 2008 and 2007 totaled $7.9 billion and $3.1 billion, respectively. This includes normal credit-related expenses of $6.0 billion and $1.4 billion for the three months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008, our provision for credit losses significantly increased due to continued credit deterioration in our single-family credit guarantee portfolio, primarily due to further increases in delinquency rates and higher severity of losses on a per-property basis. Credit deterioration has been largely driven by declines in home prices and regional economic conditions as well as the effect of a greater composition of interest-only and Alt-A mortgage products in the mortgage origination market that we have purchased or guaranteed. REO operations expense increased primarily as a result of an increase in market-based write-downs of REO property due to the decline in home prices, coupled with higher volumes in REO inventory, particularly in the states of California, Florida, Arizona, Michigan and Nevada.

Non-interest expense, excluding normal credit-related expenses, for the three months ended September 30, 2008 totaled $1.9 billion compared to $1.7 billion for the three months ended September 30, 2007. The increase in non-interest expense, excluding normal credit-related expenses, was primarily due to a loss of $1.1 billion during the third quarter of 2008, related to the investments in short-term, unsecured loans we made to Lehman in our role as securities administrator for certain trust-related assets offset by decreases in losses on certain credit guarantees and losses on loans purchased. We refer to these transactions with Lehman as the Lehman short-term lending transactions. For more information on the Lehman short-term lending transactions, see “CONSOLIDATED RESULTS OF OPERATIONS — Securities Administrator Loss on Investment Activity.” Losses on certain credit guarantees decreased to $2 million for the three months ended September 30, 2008, compared to $392 million for the three months ended September 30, 2007, due to the change in our method for determining the fair value of our newly-issued guarantee obligation upon adoption of Statement of Accounting Standards, or SFAS,

9	Freddie Mac

No. 157, “Fair Value Measurements,” or SFAS 157, effective January 1, 2008. Losses on loans purchased decreased to $252 million for the three months ended September 30, 2008, compared to $649 million for the three months ended September 30, 2007, due to changes in our operational practice of purchasing delinquent loans out of PC pools. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Losses on Certain Credit Guarantees and — Losses on Loans Purchased,” for additional information on this change in our operational practice. Administrative expenses totaled $308 million for the three months ended September 30, 2008, down from $428 million for the three months ended September 30, 2007 primarily due to a reduction in our short-term performance compensation during the third quarter of 2008 as well as a decrease in our use of consultants throughout 2008. As a percentage of our average total mortgage portfolio, administrative expenses declined to 5.6 basis points for the three months ended September 30, 2008, from 8.7 basis points for the three months ended September 30, 2007.

For the three months ended September 30, 2008 and 2007, we recognized effective tax rates of (46)% and 44%, respectively. See “NOTE 12: INCOME TAXES” to our consolidated financial statements for additional information about how our effective tax rate is determined.

Summary of Financial Results for the Nine Months Ended September 30, 2008

Effective January 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value in financial statements and expands required disclosures about fair value measurements. In connection with the adoption of SFAS 157, we changed our method for determining the fair value of our newly-issued guarantee obligations. Under SFAS 157, the initial fair value of our guarantee obligation equals the fair value of compensation received, consisting of management and guarantee fees and other upfront compensation, in the related securitization transaction, which is a practical expedient for determining fair value. As a result, prospectively from January 1, 2008, we no longer record estimates of deferred gains or immediate, “day one” losses on most guarantees. Our adoption of SFAS 157 did not result in an immediate recognition of gain or loss, but the prospective change had a positive impact on our financial results for the three and nine months ended September 30, 2008.

Also effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159 or the fair value option, which permits companies to choose to measure certain eligible financial instruments at fair value that are not currently required to be measured at fair value in order to mitigate volatility in reported earnings caused by measuring assets and liabilities differently. We initially elected the fair value option for certain available-for-sale mortgage-related securities and our foreign-currency denominated debt. Upon adoption of SFAS 159, we recognized a $1.0 billion after-tax increase to our retained earnings at January 1, 2008. We may continue to elect the fair value option for certain securities to mitigate interest-rate aspects of our guarantee asset and certain non-hedge designated pay-fixed swaps.

Net loss was $26.3 billion and $642 million for the nine months ended September 30, 2008 and 2007, respectively. Net loss increased during the nine months ended September 30, 2008 compared to the same periods of 2007, principally due to the establishment of a partial valuation allowance against our deferred tax asset, increased losses on investment activity primarily related to impairment losses on certain non-agency mortgage-related securities, increased derivative losses, increased losses on guarantee asset as well as an increase in normal credit-related expenses, which consist of our provision for credit losses and REO operations expense. In the third quarter of 2008, we recorded a $14.3 billion non-cash charge related to the establishment of a partial valuation allowance against our deferred tax asset. The valuation allowance excludes the portion of the deferred tax asset representing the tax effect of unrealized losses on available-for-sale securities recorded in AOCI, which management has the intent and ability to hold until recovery of the unrealized loss amounts. These loss and expense items for the nine months ended September 30, 2008 were partially offset by higher net interest income and income on our guarantee obligation as well as lower losses on certain credit guarantees due to our use of the practical expedient for determining fair value under SFAS 157 and lower losses on loans purchased due to changes in our operational practice of purchasing delinquent loans out of PC securitization pools.

Net interest income was $4.2 billion for the nine months ended September 30, 2008, compared to $2.3 billion for the nine months ended September 30, 2007. The 2% annualized limitation on the growth of our retained portfolio established by FHFA expired during March of 2008 as we became a timely filer of our financial statements. As a result, we were able to hold higher amounts of fixed-rate agency mortgage-related securities at significantly wider spreads relative to our funding costs during the nine months ended September 30, 2008. Non-interest income (loss) was $(10.4) billion and $1.6 billion for the nine months ended September 30, 2008 and 2007, respectively. The decrease in non-interest income in the 2008 period was primarily due to higher losses on investment activity, higher derivative losses excluding foreign-currency related effects, and higher losses on our guarantee asset. These losses were partially offset by increased income on our guarantee obligation and higher management and guarantee income in the 2008 period. Non-interest expense for the nine months ended September 30, 2008 and 2007 totaled $13.5 billion and $5.8 billion, respectively, and included normal credit-related expenses of $10.3 billion and $2.1 billion, respectively. Non-interest expense, excluding normal credit-related expenses, for the nine

10	Freddie Mac

months ended September 30, 2008 and 2007 totaled $3.2 billion and $3.7 billion, respectively. The decline in non-interest expense, excluding normal credit-related expenses, was primarily due to the reductions in losses on certain credit guarantees and losses on loans purchased and was partially offset by the $1.1 billion loss on the Lehman short-term lending transactions. Administrative expenses totaled $1.1 billion for the nine months ended September 30, 2008, down from $1.3 billion for the nine months ended September 30, 2007. As a percentage of our average total mortgage portfolio, administrative expenses declined to 6.8 basis points for the nine months ended September 30, 2008, from 8.8 basis points for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008 and 2007, we recognized effective tax rates of (33)% and 66%, respectively. See “NOTE 12: INCOME TAXES” to our consolidated financial statements for additional information about how our effective tax rate is determined.

Segments

We manage our business through three reportable segments subject to the conduct of our business under the direction of the Conservator, as discussed above under “Managing Our Business During Conservatorship — Our Objectives.”:

•	Investments;

•	Single-family Guarantee; and

•	Multifamily.

Certain activities that are not part of a segment are included in the All Other category. We manage and evaluate the performance of the segments and All Other using a Segment Earnings approach. Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, our regulatory capital measures are based on our GAAP results, as is the need to obtain funding under the Purchase Agreement. Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair-value items, which depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and have in recent periods caused us to record significant GAAP net losses. GAAP net losses will adversely impact our GAAP stockholders’ equity (deficit), as well as our need for funding under the Purchase Agreement, regardless of results reflected in Segment Earnings. For a summary and description of our financial performance on a segment basis, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements.

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings present our results on an accrual basis as the cash flows from our segments are earned over time. The objective of Segment Earnings is to present our results in a manner more consistent with our business models. The business model for our investment activity is one where we generally buy and hold our investments in mortgage-related assets for the long term, fund our investments with debt and use derivatives to minimize interest rate risk, thus generating net interest income in line with our return on equity objectives. We believe it is meaningful to measure the performance of our investment business using long-term returns, not short-term value. The business model for our credit guarantee activity is one where we are a long-term guarantor in the conforming mortgage markets, manage credit risk and generate guarantee and credit fees, net of incurred credit losses. As a result of these business models, we believe that this accrual-based metric is a meaningful way to present our results as actual cash flows are realized, net of credit losses and impairments. We believe Segment Earnings provides us with a view of our financial results that is more consistent with our business objectives and helps us better evaluate the performance of our business, both from period-to-period and over the longer term.

11	Freddie Mac

Table 3 presents Segment Earnings (loss) by segment and the All Other category and includes a reconciliation of Segment Earnings (loss) to net income (loss) prepared in accordance with GAAP.

Table 3 — Reconciliation of Segment Earnings (Loss) to GAAP Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Segment Earnings (loss) after taxes:
Investments	$(1,119)	$503	$(213)	$1,588
Single-family Guarantee	(3,501)	(483)	(5,347)	(130)
Multifamily	135	83	351	292
All Other	(6)	(45)	134	(104)

Total Segment Earnings (loss), net of taxes	(4,491)	58	(5,075)	1,646

Reconciliation to GAAP net loss:
Derivative- and foreign-currency denominated debt-related adjustments	(1,292)	(1,725)	(1,959)	(3,278)
Credit guarantee-related adjustments	(1,076)	(925)	568	(596)
Investment sales, debt retirements and fair value-related adjustments	(7,717)	659	(9,288)	349
Fully taxable-equivalent adjustments	(103)	(98)	(318)	(288)

Total pre-tax adjustments	(10,188)	(2,089)	(10,997)	(3,813)
Tax-related adjustments(1)	(10,616)	793	(10,195)	1,525

Total reconciling items, net of taxes	(20,804)	(1,296)	(21,192)	(2,288)

GAAP net loss	$(25,295)	$(1,238)	$(26,267)	$(642)

(1)	Includes a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets of $14.3 billion that is not included in Segment Earnings.

Investments Segment

Our Investments segment is responsible for our investment activity in mortgages and mortgage-related securities, other investments, debt financing and managing our interest-rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgage loans through our mortgage-related investment portfolio.

We seek to manage our mortgage-related investments portfolio to generate positive returns while maintaining a disciplined approach to interest-rate risk and capital management. We seek to accomplish this objective through opportunistic purchases, sales and restructurings of mortgage assets and repurchases of liabilities. Although we are primarily a buy-and-hold investor in mortgage assets, we may sell assets that are no longer expected to produce desired results, to reduce risk, to respond to capital constraints, to provide liquidity or to structure certain transactions in order to improve our returns. We currently do not plan to sell assets at a loss. We estimate our expected investment returns using an option-adjusted spread, or OAS, approach. Our Investments segment activities may also include the purchase of mortgages and mortgage-related securities with less attractive investment returns and with incremental risk in order to achieve our mission. Additionally, we maintain a cash and non-mortgage-related securities investment portfolio in this segment to help manage our liquidity needs.

Investments segment performance highlights for the three and nine months ended September 30, 2008:

•	Segment Earnings (loss) decreased to $(1.1) billion in the third quarter of 2008 compared to Segment Earnings of $503 million in the third quarter of 2007. For the nine months ended September 30, 2008, Segment Earnings (loss) decreased to $(213) million compared to Segment Earnings of $1.6 billion during the nine months ended September 30, 2007.

•	Segment Earnings net interest yield was 72 basis points in the third quarter of 2008, an increase of 19 basis points as compared to the third quarter of 2007 due to both the purchase of fixed-rate assets at wider spreads relative to our funding costs and the replacement of higher cost short- and long-term debt with lower cost debt issuances, which was partially offset by lower returns on floating rate securities. Segment Earnings net interest yield increased 5 basis points in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 to 58 basis points, due to wider spreads as a result of lower funding costs in the second and third quarters of 2008 and the replacement of higher cost short- and long-term debt with lower cost debt issuances. Also contributing to the increase was the amortization of gains on certain futures positions that matured in March 2008.

•	During the third quarter of 2008, we recognized security impairments in Segment Earnings of $1.9 billion that reflect expected credit principal losses. In contrast, non-credit related security impairments of $7.2 billion are not included in Segment Earnings during the third quarter of 2008.

•	Segment Earnings non-interest expense for the third quarter of 2008 includes a loss of $1.1 billion on investment transactions related to the Lehman short-term lending transactions. For more information on the Lehman short-term lending transactions, see “CONSOLIDATED RESULTS OF OPERATIONS — Securities Administrator Loss on Investment Activity.”

12	Freddie Mac

•	The unpaid principal balance of our mortgage-related investment portfolio increased 0.8% to $669 billion at September 30, 2008 compared to $663 billion at December 31, 2007. Agency securities comprised approximately 65% of the unpaid principal balance of the mortgage-related investment portfolio at September 30, 2008 versus 61% at December 31, 2007.

•	Over the course of the past year, worldwide financial markets have experienced unprecedented levels of volatility. This has been particularly true over the latter half of the third quarter of 2008 as market participants struggled to digest the new government initiatives, including our conservatorship. In this environment where demand for debt instruments weakened considerably, the debt funding markets are sometimes frozen, and our ability to access both the term and callable debt markets has been limited. As a result, toward the latter part of the third quarter and continuing into the fourth quarter, we have relied increasingly on the issuance of shorter-term debt at higher-interest rates. While we use interest rate derivatives to economically hedge a significant portion of our interest rate exposure, we are exposed to risks relating to both our ability to issue new debt when our outstanding debt matures and to the variability in interest costs on our new issuances of debt, which directly impacts our Investments Segment earnings.

•	The objectives set forth for us under our charter and conservatorship may negatively impact our Investments segment results. For example, the planned reduction in our retained portfolio balance to $250 billion, through successive annual 10% declines commencing in 2010, will result in an impact on our net interest income. This may cause our Investments segment results to decline.

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

Single-family Guarantee segment performance highlights for the three and nine months ended September 30, 2008 and 2007:

•	Segment Earnings (loss) decreased to $(3.5) billion for the three months ended September 30, 2008 compared to earnings (loss) of $(483) million for the three months ended September 30, 2007. Segment Earnings (loss) decreased to $(5.3) billion for the nine months ended September 30, 2008 compared to $(130) million for the nine months ended September 30, 2007.

•	Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $5.9 billion for the three months ended September 30, 2008 from $1.4 billion for the three months ended September 30, 2007. Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $9.9 billion for the nine months ended September 30, 2008 from $2.2 billion for the nine months ended September 30, 2007.

•	Realized single-family credit losses were 27.9 basis points of the average single-family credit guarantee portfolio for the three months ended September 30, 2008, compared to 3.0 basis points for the three months ended September 30, 2007. Realized single-family credit losses for the nine months ended September 30, 2008 were 19.4 basis points compared to 2.2 basis points for the nine months ended September 30, 2007.

•	We implemented several delivery fee increases that were effective at varying dates between March and June 2008, or as our customers’ contracts permitted. These increases included a 25 basis point fee assessed on all loans issued through flow-business channels, as well as higher or new delivery fees for certain mortgage products and for mortgages deemed to be higher-risk based primarily on property type, loan purpose, loan-to-value, or LTV ratio and/or borrower credit scores. Certain of our planned increases in delivery fees that were to be implemented in November 2008 have been cancelled. Our efforts to provide increased support to the mortgage market will likely affect our future guarantee pricing decisions.

•	The single-family credit guarantee portfolio increased by 2% and 18% on an annualized basis for the three months ended September 30, 2008 and 2007, respectively.

•	Average rates of Segment Earnings management and guarantee fee income for the Single-family Guarantee segment increased to 19.4 basis points for the three months ended September 30, 2008 compared to 18.1 basis points for the three months ended September 30, 2007. Average rates of Segment Earnings management and guarantee fee income

13	Freddie Mac

for the Single-family Guarantee segment increased to 19.5 basis points for the nine months ended September 30, 2008 compared to 18.0 basis points for the nine months ended September 30, 2007.

•	The objectives set forth for us under our charter and conservatorship may negatively impact our Single-family Guarantee segment results. For example our objective of assisting the mortgage market may cause us to change our pricing strategy in our core mortgage loan purchase or guarantee business, which may cause our Single-Family guarantee segment results to suffer.

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

Multifamily segment performance highlights for the three and nine months ended September 30, 2008 and 2007:

•	Segment Earnings increased 63% to $135 million for the three months ended September 30, 2008 versus $83 million for the three months ended September 30, 2007. Segment Earnings increased 20% to $351 million for the nine months ended September 30, 2008 versus $292 million for the nine months ended September 30, 2007.

•	Segment Earnings net interest income was $120 million for the three months ended September 30, 2008, an increase of $32 million versus the three months ended September 30, 2007 as a result of an increase in interest income on mortgage loans due to higher average balances, partially offset by a decrease in prepayment fees, or yield maintenance income. Segment Earnings net interest income was $293 million for the nine months ended September 30, 2008, a decline of $12 million versus the nine months ended September 30, 2007.

•	Mortgage purchases into our multifamily loan portfolio increased approximately 56% for the three months ended September 30, 2008 to $5.2 billion from $3.3 billion for the three months ended September 30, 2007. Mortgage purchases into our multifamily loan portfolio increased approximately 52% for the nine months ended September 30, 2008 to $13.4 billion from $8.8 billion for the nine months ended September 30, 2007.

•	Unpaid principal balance of our multifamily loan portfolio increased to $68.3 billion at September 30, 2008 from $57.6 billion at December 31, 2007 as market fundamentals continued to provide opportunities to purchase loans to be held in our portfolio.

•	Segment Earnings provision for credit losses for the Multifamily segment totaled $14 million and $30 million for the three and nine months ended September 30, 2008, respectively. Segment Earnings provision for credit losses for the Multifamily segment totaled $16 million and $20 million for the three and nine months ended September 30, 2007, respectively.

•	The objectives set forth for us under our charter and conservatorship may negatively impact our Multifamily segment results. For example, our objective of assisting the mortgage market may cause us to change our pricing strategy in our core mortgage loan purchase or guarantee business, which may cause our Multifamily segment results to suffer.

Capital Management

The conservatorship resulted in changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. Concurrent with this announcement, FHFA classified us as undercapitalized as of June 30, 2008 based on discretionary authority provided by statute. FHFA noted that although our capital calculations as of June 30, 2008 reflected that we met the statutory and FHFA-directed requirements for capital, the continued market downturn in July and August of 2008 raised significant questions about the sufficiency of our capital. Factors cited by FHFA leading to the downgrade in our capital classification and the need for conservatorship included (a) our accelerated safety and soundness weaknesses, especially with regard to our credit risk, earnings outlook and capitalization, (b) continued and substantial deterioration in equity, debt and mortgage-related securities market conditions, (c) our current and projected financial performance, (d) our inability to raise capital or issue debt according to normal practices and prices, (e) our critical importance in supporting the U.S. residential mortgage markets and (f) concerns over the proportion of intangible assets as part of our core capital.

FHFA will continue to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements will not be binding during conservatorship. We will continue to provide our regular submissions to FHFA on both minimum and risk-based capital. FHFA will publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not intend to publish our critical capital, risk-based capital or subordinated debt levels during

14	Freddie Mac

conservatorship. Additionally, FHFA announced it will engage in rule-making to revise our minimum capital and risk-based capital requirements. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for our minimum capital requirement, core capital and GAAP net worth results as of September 30, 2008.

FHFA has directed us to focus our risk and capital management on maintaining a positive balance of GAAP stockholders’ equity while returning to long-term profitability. FHFA is directing us to manage to a positive stockholders’ equity position in order to reduce the likelihood that we will need to make a draw on the Purchase Agreement with Treasury. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets; a higher amount may be drawn if Treasury and Freddie Mac mutually agree that the draw should be increased beyond the level by which liabilities exceed assets under GAAP. The maximum aggregate amount that may be funded under the Purchase Agreement is $100 billion. At September 30, 2008, our liabilities exceeded our assets under GAAP by $(13.7) billion while our stockholders’ equity (deficit) totaled $(13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount of $13.8 billion to Treasury. Under the Reform Act, FHFA must place us into receivership if our assets are less than our obligations for a period of 60 days. If this were to occur, we would be required to obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid a mandatory trigger of receivership under the Reform Act.

The Purchase Agreement places several restrictions on our business activities, which, in turn, affect our management of capital. For instance, our retained portfolio may not exceed $850 billion as of December 31, 2009 and must then decline by 10% per year until it reaches $250 billion. We are also unable to issue capital stock of any kind without Treasury’s prior approval, other than in connection with the common stock warrant issued to Treasury under the Purchase Agreement or binding agreements in effect on the date of the Purchase Agreement. In addition, on September 7, 2008, the Director of FHFA announced the elimination of dividends on our common and preferred stock, excluding the senior preferred stock, which will accrue quarterly cumulative dividends at a rate of 10% per year or 12% in any quarter in which dividends are not paid in cash until all dividend accruals have been paid in cash. See “Legislative and Regulatory Matters” for additional information regarding covenants under the Purchase Agreement.

A variety of factors could materially affect the level and volatility of our GAAP stockholders’ equity (deficit) in future periods, requiring us to make additional draws under the Purchase Agreement. Key factors include continued deterioration in the housing market, which could increase credit expenses; adverse changes in interest rates, the yield curve, implied volatility or mortgage OAS, which could increase realized and unrealized mark-to-market losses recorded in earnings or AOCI; dividend obligations under the Purchase Agreement; establishment of a valuation allowance for our remaining deferred tax assets; changes in accounting practices or standards; or changes in business practices resulting from legislative and regulatory developments or mission fulfillment activities or as directed by the Conservator. At September 30, 2008, our remaining deferred tax assets, which could be subject to a valuation allowance in future periods, totaled $11.9 billion. In addition, during October 2008 mortgage spreads widened significantly, resulting in additional mark-to-market losses included in stockholders’ equity (deficit). As a result of the factors described above, it is difficult for us to manage our stockholders’ equity (deficit). Thus, it may be difficult for us to meet the objective of managing to a positive stockholders’ equity (deficit).

If we need additional draws under the Purchase Agreement, this would result in a considerably higher dividend obligation for us. Higher dividends combined with potentially substantial commitment fees payable to Treasury starting in 2010 and limited flexibility to pay down capital draws will have a significant adverse impact on our future financial position and net worth. For additional information concerning the potential impact of the Purchase Agreement, including taking additional large draws, see “RISK FACTORS.”

Liquidity

Since early July 2008, we have experienced significant deterioration in our access to the unsecured medium- and long-term debt markets and in the yields on our debt as compared to relevant market benchmarks. Consistent demand for our debt securities has decreased for our term debt and callable debt, and the spreads we must pay on our new issuances of short-term debt securities increased.

There are many factors contributing to the reduced demand for our debt securities, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our debt securities. In addition, the various U.S. government programs are still being digested by market participants creating uncertainty as to whether competing obligations of other companies are more attractive investments than our debt securities.

As noted above, due to our limited ability to issue long-term debt, we have relied increasingly on short-term debt to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we are required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand, increasing interest rates and adverse credit market conditions. It is unclear when these market conditions will reverse allowing us access to the longer term debt

15	Freddie Mac

markets. See “LIQUIDITY AND CAPITAL RESOURCES — Liquidity” for more information on our debt funding activities and risks posed by our current market challenges and “Part II — Item 1A — Risk Factors” for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

Fair Value Results

Our consolidated fair value measurements are a component of our risk management processes, as we use daily estimates of the changes in fair value to calculate our Portfolio Market Value Sensitivity, or PMVS, and duration gap measures.

During the three months ended September 30, 2008, the fair value of net assets, before capital transactions, decreased by $36.7 billion compared to a $8.4 billion decrease during the three months ended September 30, 2007. Included in the reduction of the fair value of net assets is $19.4 billion related to our partial valuation allowance for our deferred tax asset for the three months ended September 30, 2008.

Our attribution of changes in the fair value of net assets relies on models, assumptions and other measurement techniques that evolve over time. The following attribution of changes in fair value reflects our current estimate of the items presented (on a pre-tax basis) and excludes the effect of returns on capital and administrative expenses.

During the three months ended September 30, 2008, our investment activities decreased fair value by approximately $12.2 billion. This estimate includes declines in fair value of approximately $5.3 billion attributable to the net widening of mortgage-to-debt OAS. Of this amount, approximately $7.9 billion was related to the impact of the net mortgage-to-debt OAS widening on our portfolio of non-agency mortgage-related securities with a limited, but increasing amount attributable to the risk of future losses, as well as an $11.1 billion decrease in negative fair value from our preferred stock. The reduction in fair value was partially offset by our higher core spread income. Core spread income on our retained portfolio is a fair value estimate of the net current period accrual of income from the spread between mortgage-related investments and debt, calculated on an option-adjusted basis.

During the three months ended September 30, 2007, our investment activities decreased fair value by approximately $6.2 billion. This estimate includes declines in fair value of approximately $8.0 billion attributable to the net widening of mortgage-to-debt OAS. Of this amount, approximately $3.5 billion was related to the impact of the net mortgage-to-debt OAS widening on our portfolio of non-agency mortgage-related securities.

The impact of mortgage-to-debt OAS widening during the three months ended September 30, 2008 decreased the current fair value of our investment activities. Due to the relatively wide OAS levels for purchases during the period, there is a likelihood that, in future periods, we will be able to recognize core-spread income from our investment activities at a higher spread level than historically. We estimate that for the three months ended September 30, 2008, we will recognize core spread income at a net mortgage-to-debt OAS level of approximately 190 to 210 basis points in the long run, as compared to approximately 60 to 70 basis points estimated for the three months ended September 30, 2007. As market conditions change, our estimate of expected fair value gains from OAS may also change, leading to significantly different fair value results.

During the three months ended September 30, 2008, our credit guarantee activities, including our single-family whole loan credit exposure, decreased fair value by an estimated $8.1 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $6.3 billion, primarily attributable to an increase in expected default costs.

During the three months ended September 30, 2007, our credit guarantee activities decreased fair value by an estimated $6.4 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $7.6 billion, primarily attributable to the market’s pricing of mortgage credit. This increase in the single-family guarantee obligation was partially offset by a fair value increase in the single-family guarantee asset of approximately $0.5 billion and cash receipts primarily related to management and guarantee fees and other up-front fees related to new business.

See “CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS” for additional information regarding attribution of changes in the fair value of net assets for the nine months ended September 30, 2008.

Legislative and Regulatory Matters

Conservatorship and Treasury Agreements

Conservatorship

On September 6, 2008, FHFA, our safety, soundness and mission regulator, was appointed as our Conservator when the Director of FHFA placed us into conservatorship. The conservatorship is a statutory process designed to preserve and conserve our assets and property, and put the company in a sound and solvent condition. As Conservator, FHFA has assumed the powers of our Board of Directors and management, as well as the powers of our stockholders. The powers of the Conservator under the Reform Act are summarized below.

The conservatorship has no specified termination date. In a Fact Sheet issued by FHFA on September 7, 2008, FHFA indicated that the Director of FHFA will issue an order terminating the conservatorship upon the Director’s determination that the Conservator’s plan to restore the company to a safe and solvent condition has been completed successfully. The FHFA’s

16	Freddie Mac

September 7, 2008 Fact Sheet also indicated that, at present, there is no time frame that can be given as to when the conservatorship may end.

General Powers of the Conservator Pursuant to the Reform Act

Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, and succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. The Conservator has the power to take over our assets and operate our business with all the powers of our stockholders, directors and officers, and to conduct all business of the company.

The Conservator may take any actions it determines are necessary and appropriate to carry on our business and preserve and conserve our assets and property. The Conservator’s powers include the ability to transfer or sell any of our assets or liabilities (subject to limitations and post-transfer notice provisions for transfers of qualified financial contracts, as defined below under “Special Powers of the Conservator — Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts”) without any approval, assignment of rights or consent. The Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac securitization trust must be held for the beneficial owners of the trust and cannot be used to satisfy our general creditors.

In connection with any sale or disposition of our assets, the Conservator must conduct its operations to maximize the net present value return from the sale or disposition, to minimize the amount of any loss realized, and to ensure adequate competition and fair and consistent treatment of offerors. The Conservator is required to pay all of our valid obligations that were due and payable on September 6, 2008 (the date we were placed into conservatorship), but only to the extent that the proceeds realized from the performance of contracts or sale of our assets are sufficient to satisfy those obligations. In addition, the Conservator is required to maintain a full accounting of the conservatorship and make its reports available upon request to stockholders and members of the public.

We remain liable for all of our obligations relating to our outstanding debt and mortgage-related securities. In a Fact Sheet dated September 7, 2008, FHFA indicated that our obligations will be paid in the normal course of business during the conservatorship.

Special Powers of the Conservator Under the Reform Act

     Disaffirmance and Repudiation of Contracts

The Conservator may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that we entered into prior to its appointment as Conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of our affairs. The Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as Conservator. As of November 14, 2008, the Conservator had not determined whether or not such reasonable period of time had passed for purposes of the applicable provisions of the Reform Act.

As of November 14, 2008, the Conservator has advised us that it has not disaffirmed or repudiated any contracts we entered into prior to its appointment as Conservator. We can, and have continued to, enter into and enforce contracts with third parties.

The Conservator has advised us that it has no intention of repudiating any guarantee obligation relating to Freddie Mac’s mortgage-related securities because it views repudiation as incompatible with the goals of the conservatorship. In addition, as noted above, the Conservator cannot use mortgage loans or mortgage-related assets that have been transferred to a securitization trust to satisfy the general creditors of the company. The Conservator must hold these assets for the beneficial owners of the related Freddie Mac mortgage-related securities.

In general, the liability of the Conservator for the disaffirmance or repudiation of any contract is limited to actual direct compensatory damages determined as of September 6, 2008, which is the date we were placed into conservatorship. The liability of the Conservator for the disaffirmance or repudiation of a qualified financial contract is limited to actual direct compensatory damages determined as of the date of the disaffirmance or repudiation. If the Conservator disaffirms or repudiates any lease to or from us, or any contract for the sale of real property, the Reform Act specifies the liability of the Conservator.

     Limitations on Enforcement of Contractual Rights by Counterparties

The Reform Act provides that the Conservator may enforce most contracts entered into by us, notwithstanding any provision of the contract that provides for termination, default, acceleration, or exercise of rights upon the appointment of, or the exercise of rights or powers by, a conservator.

17	Freddie Mac

     Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts

Notwithstanding the Conservator’s powers described above, the Conservator must recognize legally enforceable or perfected security interests, except where such an interest is taken in contemplation of our insolvency or with the intent to hinder, delay or defraud us or our creditors. In addition, the Reform Act provides that no person will be stayed or prohibited from exercising specified rights in connection with qualified financial contracts, including termination or acceleration (other than solely by reason of, or incidental to, the appointment of the Conservator), rights of offset, and rights under any security agreement or arrangement or other credit enhancement relating to such contract. The term qualified financial contract means any securities contract, commodity contract, forward contract, repurchase agreement, swap agreement and any similar agreement, as determined by FHFA.

     Avoidance of Fraudulent Transfers

The Conservator may avoid, or refuse to recognize, a transfer of any property interest of Freddie Mac or of any of our debtors, and also may avoid any obligation incurred by Freddie Mac or by any debtor of Freddie Mac, if the transfer or obligation was made: (1) within five years of September 6, 2008; and (2) with the intent to hinder, delay, or defraud Freddie Mac, FHFA, the Conservator or, in the case of a transfer in connection with a qualified financial contract, our creditors. To the extent a transfer is avoided, the Conservator may recover, for our benefit, the property or, by court order, the value of that property from the initial or subsequent transferee, unless the transfer was made for value and in good faith. These rights are superior to any rights of a trust or any other party, other than a federal agency, under the U.S. bankruptcy code.

     Modification of Statutes of Limitations

Under the Reform Act, notwithstanding any provision of any contract, the statute of limitations with regard to any action brought by the Conservator is: (1) for claims relating to a contract, the longer of six years or the applicable period under state law; and (2) for tort claims, the longer of three years or the applicable period under state law, in each case, from the later of September 6, 2008 or the date on which the cause of action accrues. In addition, notwithstanding the state law statute of limitation for tort claims, the Conservator may bring an action for any tort claim that arises from fraud, intentional misconduct resulting in unjust enrichment, or intentional misconduct resulting in substantial loss to us, if the state’s statute of limitations expired not more than five years before September 6, 2008.

     Suspension of Legal Actions

In any judicial action or proceeding to which we are or become a party, the Conservator may request, and the applicable court must grant, a stay for a period not to exceed 45 days.

     Treatment of Breach of Contract Claims

Any final and unappealable judgment for monetary damages against the Conservator for breach of an agreement executed or approved in writing by the Conservator will be paid as an administrative expense of the Conservator.

     Attachment of Assets and Other Injunctive Relief

The Conservator may seek to attach assets or obtain other injunctive relief without being required to show that any injury, loss or damage is irreparable and immediate.

     Subpoena Power

The Reform Act provides the Conservator, with the approval of the Director of FHFA, with subpoena power for purposes of carrying out any power, authority or duty with respect to Freddie Mac.

     Current Management of the Company Under Conservatorship

As noted above, as our Conservator, FHFA has assumed the powers of our Board of Directors. Accordingly, the current Board of Directors acts with neither the power nor the duty to manage, direct or oversee our business and affairs. The Conservator has indicated that it intends to appoint a full Board of Directors to which it will delegate specified roles and responsibilities. Until FHFA has made these delegations, our Board of Directors has no power to determine the general policies that govern our operations, to create committees and elect the members of those committees, to select our officers, to manage, direct or oversee our business and affairs, or to exercise any of the other powers of the Board of Directors that are set forth in our charter and bylaws.

FHFA, in its role as Conservator, has overall management authority over our business. During the conservatorship, the Conservator has delegated authority to management to conduct day-to-day operations so that the company can continue to operate in the ordinary course of business. The Conservator retains the authority to withdraw its delegations to management at any time. The Conservator is working actively with management to address and determine the strategic direction for the enterprise, and in general has retained final decision-making authority in areas regarding: significant impacts on operational, market, reputational or credit risk; major accounting determinations, including policy changes; the creation of subsidiaries or affiliates and transacting with them; significant litigation; setting executive compensation; retention of external auditors;

18	Freddie Mac

significant mergers and acquisitions; and any other matters the Conservator believes are strategic or critical to the enterprise in order for the Conservator to fulfill its obligations during conservatorship.

Treasury Agreements

The Reform Act granted Treasury temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by Freddie Mac on such terms and conditions and in such amounts as Treasury may determine, upon mutual agreement between Treasury and Freddie Mac. As of November 14, 2008, Treasury had used this authority as follows:

Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

     Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008. Pursuant to the Purchase Agreement, we agreed to issue to Treasury one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1 billion), and a warrant for the purchase of our common stock. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant.

The senior preferred stock and warrant were sold and issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide up to $100 billion in funds to us under the terms and conditions set forth in the Purchase Agreement. In addition to the issuance of the senior preferred stock and warrant, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury. This quarterly commitment fee will accrue from January 1, 2010. The fee, in an amount to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s funding commitment as then in effect, will be determined on or before December 31, 2009, and will be reset every five years. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP balance sheet for the applicable fiscal quarter (referred to as the deficiency amount), provided that the aggregate amount funded under the Purchase Agreement may not exceed $100 billion. The Purchase Agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the $100 billion maximum amount that may be funded under the agreement), then FHFA, in its capacity as our Conservator, may request that Treasury provide funds to us in such amount. The Purchase Agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the $100 billion maximum amount that may be funded under the agreement). Any amounts that we draw under the Purchase Agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the Purchase Agreement.

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and (3) the funding by Treasury of $100 billion under the Purchase Agreement. In addition, Treasury may terminate its funding commitment and declare the Purchase Agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the Conservator or otherwise curtails the Conservator’s powers. Treasury may not terminate its funding commitment under the agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

The Purchase Agreement provides that most provisions of the agreement may be waived or amended by mutual written agreement of the parties; however, no waiver or amendment of the agreement is permitted that would decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment if the waiver or amendment would adversely affect in any material respect the holders of our debt securities or Freddie Mac mortgage guarantee obligations.

In the event of our default on payments with respect to our debt securities or Freddie Mac mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Freddie Mac mortgage

19	Freddie Mac

guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of: (1) the amount necessary to cure the payment defaults on our debt and Freddie Mac mortgage guarantee obligations; and (2) the lesser of: (a) the deficiency amount; and (b) $100 billion less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.

The Purchase Agreement includes several covenants that significantly restrict our business activities, which are described below under “Covenants Under Treasury Agreements — Purchase Agreement Covenants.”

The Purchase Agreement is filed as an exhibit to this Form 10-Q.

     Issuance of Senior Preferred Stock

Pursuant to the Purchase Agreement described above, we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms set forth in the Purchase Agreement.

Shares of the senior preferred stock have no par value, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock.

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. The initial dividend, if declared, will be payable on December 31, 2008 and will be for the period from but not including September 8, 2008 through and including December 31, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless: (1) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and (2) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

The certificate of designation for the senior preferred stock is incorporated by reference as an exhibit to this Form 10-Q.

     Issuance of Common Stock Warrant

Pursuant to the Purchase Agreement described above, on September 7, 2008, we, through FHFA, in its capacity as Conservator, issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial

20	Freddie Mac

consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms set forth in the Purchase Agreement.

The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to us of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of our common stock is greater than the exercise price, then, instead of paying the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person. The warrant contains several covenants, which are described under “Covenants Under Treasury Agreements — Treasury Warrant Covenants.”

As of November 14, 2008, Treasury has not exercised the warrant. The warrant is incorporated by reference as an exhibit to this Form 10-Q.

Lending Agreement

On September 18, 2008, we entered into the Lending Agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Lending Agreement require approval from Treasury at the time of request. Treasury is not obligated under the Lending Agreement to make, increase, renew or extend any loan to us. The Lending Agreement does not specify a maximum amount that may be borrowed thereunder, but any loans made to us by Treasury pursuant to the Lending Agreement must be collateralized by Freddie Mac or Fannie Mae mortgage-backed securities. Further, unless amended or waived by Treasury, the amount we may borrow under the Lending Agreement is limited by the restriction under the Purchase Agreement on incurring debt in excess of 110% of our aggregate indebtedness as of June 30, 2008.

The Lending Agreement does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on daily LIBOR, fixed for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the credit facility will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility in significant amounts could have a material adverse impact on our financial results.

As of November 14, 2008, we have not requested any loans or borrowed any amounts under the Lending Agreement.

For a description of the covenants contained in the Lending Agreement, refer to “Covenants under Treasury Agreements — Lending Agreement Covenants” below. For additional information on the terms of the Lending Agreement, refer to our Current Report on Form 8-K filed with the SEC on September 23, 2008 and a copy of the Lending Agreement is incorporated by reference as an exhibit to this Form 10-Q.

Covenants under Treasury Agreements

The Purchase Agreement, warrant and Lending Agreement contain covenants that significantly restrict our business activities. These covenants, which are summarized below, include a prohibition on our issuance of additional equity securities (except in limited instances), a prohibition on the payment of dividends or other distributions on our equity securities (other than the senior preferred stock or warrant), a prohibition on our issuance of subordinated debt and a limitation on the total amount of debt securities we may issue. As a result, we can no longer obtain additional equity financing (other than pursuant to the Purchase Agreement ) and we are limited in the amount and type of debt financing we may obtain.

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

21	Freddie Mac

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our portfolio of retained mortgages and mortgage-backed securities beginning in 2010;

•	Incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant, (b) upon arm’s length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

The Purchase Agreement also provides that we may not own mortgage assets in excess of: (a) $850 billion on December 31, 2009; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of our mortgage assets as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We are required under the Purchase Agreement to provide annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to Treasury in accordance with the time periods specified in the SEC’s rules. In addition, our designated representative (which, during the conservatorship, is the Conservator) is required to provide quarterly certifications to Treasury certifying compliance with the covenants contained in the Purchase Agreement and the accuracy of the representations made pursuant to the agreement. We also are obligated to provide prompt notice to Treasury of the occurrence of specified events, such as the filing of a lawsuit that would reasonably be expected to have a material adverse effect. As of November 13, 2008, we believe we were in compliance with the covenants under the Purchase Agreement.

For a summary of the terms of the Purchase Agreement, see “Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant — Purchase Agreement” above. For the complete terms of the covenants, see the copy of the Purchase Agreement filed as an exhibit to this Form 10-Q.

Warrant Covenants

The warrant we issued to Treasury includes, among others, the following covenants: our SEC filings under the Exchange Act will comply in all material respects as to form with the Exchange Act and the rules and regulations thereunder; we may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights; we may not take any action that will result in an increase in the par value of our common stock; we may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and we must provide Treasury with prior notice of specified actions relating to our common stock, such as setting a record date for a dividend payment, granting subscription or purchase rights, authorizing a recapitalization, reclassification, merger or similar transaction, commencing a liquidation of the company or any other action that would trigger an adjustment in the exercise price or number or amount of shares subject to the warrant.

The warrant remains outstanding through September 7, 2028.

As of November 13, 2008, we believe we were in compliance with the covenants under the warrant. For a summary of the terms of the warrant, see “Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant — Issuance of Common Stock Warrant” above. For the complete terms of the covenants contained in the warrant, a copy of the warrant is incorporated by reference as an exhibit to this Form 10-Q.

Lending Agreement Covenants

The Lending Agreement includes covenants requiring us, among other things:

•	to maintain Treasury’s security interest in the collateral, including the priority of the security interest, and take actions to defend against adverse claims;

•	not to sell or otherwise dispose of, pledge or mortgage the collateral (other than Treasury’s security interest);

•	not to act in any way to impair, or to fail to act in a way to prevent the impairment of, Treasury’s rights or interests in the collateral;

22	Freddie Mac

•	promptly to notify Treasury of any failure or impending failure to meet our regulatory capital requirements;

•	to provide for periodic audits of collateral held under borrower-in-custody arrangements, and to comply with certain notice and certification requirements;

•	promptly to notify Treasury of the occurrence or impending occurrence of an event of default under the terms of the lending agreement; and

•	to notify Treasury of any change in applicable law or regulations, or in our charter or bylaws, or certain other events, that may materially affect our ability to perform our obligations under the lending agreement.

The Lending Agreement expires on December 31, 2009.

As of November 13, 2008, we believe we were in compliance with the covenants under the Lending Agreement. For a summary of the terms of the Lending Agreement, see “Lending Agreement” above. For the complete terms of the covenants contained in the Lending Agreement, a copy of the agreement is incorporated by reference as an exhibit to this Form 10-Q.

Effect of Conservatorship and Treasury Agreements on Existing Stockholders

The conservatorship and Purchase Agreement have materially limited the rights of our common and preferred stockholders (other than Treasury as holder of the senior preferred stock). The conservatorship has had the following adverse effects on our common and preferred stockholders:

•	the powers of the stockholders are suspended during the conservatorship. Accordingly, our common stockholders do not have the ability to elect directors or to vote on other matters during the conservatorship unless the Conservator delegates this authority to them;

•	the Conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock) during the conservatorship; and

•	according to a statement made by the Secretary of the Treasury on September 7, 2008, because we are in conservatorship, we “will no longer be managed with a strategy to maximize common shareholder returns.”

The Purchase Agreement and the senior preferred stock and warrant issued to Treasury pursuant to the agreement have had the following adverse effects on our common and preferred stockholders:

•	the senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company;

•	the Purchase Agreement prohibits the payment of dividends on common or preferred stock (other than the senior preferred stock) without the prior written consent of Treasury; and

•	the warrant provides Treasury with the right to purchase shares of our common stock equal to up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise for a nominal price, thereby substantially diluting the ownership in Freddie Mac of our common stockholders at the time of exercise. Until Treasury exercises its rights under the warrant or its right to exercise the warrant expires on September 7, 2028 without having been exercised, the holders of our common stock continue to have the risk that, as a group, they will own no more than 20.1% of the total voting power of the company. Under our charter, bylaws and applicable law, 20.1% is insufficient to control the outcome of any vote that is presented to the common shareholders. Accordingly, existing common shareholders have no assurance that, as a group, they will be able to control the election of our directors or the outcome of any other vote after the time, if any, that the conservatorship ends.

As described above, the conservatorship and Treasury agreements also impact our business in ways that indirectly affect our common and preferred stockholders. By their terms, the Purchase Agreement, senior preferred stock and warrant will continue to exist even if we are released from the conservatorship. For a description of the risks to our business relating to the conservatorship and Treasury agreements, see “ITEM 1A. RISK FACTORS.”

Treasury Mortgage-Backed Securities Purchase Program

Pursuant to its authority under our charter, as amended by the Reform Act, on September 7, 2008, Treasury announced a program under which Treasury will purchase GSE mortgage-backed securities in the open market. The size and timing of Treasury’s investments in GSE mortgage-backed securities will be subject to the discretion of the Secretary of the Treasury. The scale of the program will be based on developments in the capital markets and housing markets. Treasury’s authority to purchase GSE mortgage-backed securities expires on December 31, 2009.

New York Stock Exchange Matters

As of November 14, 2008, our common stock continues to trade on the New York Stock Exchange, or NYSE. We have been in discussions with the staff of the NYSE regarding the effect of the conservatorship on our ongoing compliance with the rules of the NYSE and the continued listing of our stock on the NYSE in light of the unique circumstances of the conservatorship. To date, we have not been informed of any non-compliance by the NYSE.

23	Freddie Mac

Other Regulatory Matters

FHFA is responsible for implementing the various provisions of the Reform Act. In a statement published on September 7, 2008, the Director of FHFA indicated that FHFA will continue to work expeditiously on the many regulations needed to implement the new legislation, and that some of the key regulations will address minimum capital standards, prudential safety and soundness standards and portfolio limits. In general, we remain subject to existing regulations, orders and determinations until new ones are issued or made.

Since we entered into conservatorship on September 6, 2008, FHFA has taken the following actions relating to the implementation of provisions of the Reform Act.

Adoption by FHFA of Regulation Relating to Golden Parachute Payments

FHFA issued interim final regulations pursuant to the Reform Act relating to “golden parachute payments” in September 2008. Under these regulations, FHFA may limit golden parachute payments as defined. On September 14, 2008, the Director of FHFA notified us that severance and other payments contemplated in the employment contract of Richard F. Syron, our former Chairman and Chief Executive Officer, are golden parachute payments within the meaning of the Reform Act and that these payments should not be paid, effective immediately. On September 22, 2008, the Director of FHFA notified us that severance payments contemplated in the employment agreement of Anthony S. Piszel, our former Chief Financial Officer, are golden parachute payments within the meaning of the Reform Act and should not be paid. Patricia L. Cook, our former Chief Business Officer, also will not receive severance payments contemplated under her employment agreement.

Suspension of Regulatory Capital Requirements During Conservatorship

As described in “Capital Management,” FHFA announced in October 2008 that our existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship.

Subordinated Debt

FHFA has directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. In addition, the requirements in the agreement we entered into with FHFA in September 2005 with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt have been suspended during the term of conservatorship and thereafter until directed otherwise.

Emergency Economic Stabilization Act of 2008, or EESA

On October 3, 2008, the President signed into law the EESA which among other actions, gave further authority to Treasury to purchase or guarantee financial assets from financial institutions in the public market. The EESA also requires FHFA, as Conservator, to implement a plan for delinquent single family and multifamily mortgage loans (including mortgage-backed securities and asset-backed securities) to maximize assistance for homeowners and encourage servicers to take advantage of the HOPE for Homeowners Program implemented by the U.S. Department of Housing and Urban Development, or HUD, or other available programs to minimize foreclosure. FHFA must develop and begin implementing a plan 60 days after the date of enactment. We cannot predict the content of the plan FHFA may implement or its effect on our business.

Mission and Affordable Housing Goals

As was the case in 2007, market conditions are making it harder to meet certain affordable housing targets. Nevertheless, we estimate that our affordable mortgage purchases will substantially mirror the levels of goal-qualifying loans being originated in the market today.

On September 12, 2008, FHFA issued a statement indicating that support for multifamily housing finance is central to our public purpose and that the conservatorship does not affect existing contracts, our authority to enter into new contracts, or their enforceability. The statement indicated that FHFA, as Conservator, expects us to continue underwriting and financing sound multifamily business.

On October 27, 2008, FHFA issued a letter finding that we had officially met or exceeded the affordable housing goals for 2007, except for the two subgoals which HUD had previously determined to be infeasible.

Conforming Loan Limits

On November 7, 2008, FHFA announced that the conforming loan limit will remain $417,000 for 2009, with higher limits in certain cities and counties.

Pursuant to the Reform Act, FHFA has set loan limits for certain “high-cost” areas in 2009. These limits are set equal to 115% of area median house prices and cannot exceed 150% of the base limit, or $625,500 for a one-unit property. The new limits affect loans purchased in 2009.

24	Freddie Mac

SELECTED FINANCIAL DATA AND OTHER OPERATING MEASURES(1)

	At or for the Nine
	Months Ended September 30,		At or for the Year Ended December 31,
	2008	2007	2007	2006	2005	2004	2003
	(dollars in millions, except share-related amounts)

Income Statement Data
Net interest income	$4,171	$2,325	$3,099	$3,412	$4,627	$8,313	$8,598
Non-interest income (loss)	(10,387)	1,589	194	2,086	1,003	(2,723)	532
Non-interest expense	(13,534)	(5,813)	(9,270)	(3,216)	(3,100)	(2,378)	(2,123)
Net income (loss) before cumulative effect of change in accounting principle	(26,267)	(642)	(3,094)	2,327	2,172	2,603	4,809
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(59)	—	—
Net income (loss)	(26,267)	(642)	(3,094)	2,327	2,113	2,603	4,809
Net income (loss) available to common stockholders	(26,777)	(938)	(3,503)	2,051	1,890	2,392	4,593
Earnings (loss) per common share before cumulative effect of change in accounting principle:
Basic	(30.90)	(1.43)	(5.37)	3.01	2.82	3.47	6.68
Diluted	(30.90)	(1.43)	(5.37)	3.00	2.81	3.46	6.67
Earnings (loss) per common share after cumulative effect of change in accounting principle:
Basic	(30.90)	(1.43)	(5.37)	3.01	2.73	3.47	6.68
Diluted	(30.90)	(1.43)	(5.37)	3.00	2.73	3.46	6.67
Dividends per common share	0.50	1.50	1.75	1.91	1.52	1.20	1.04
Weighted average common shares outstanding (in thousands)(2):
Basic	866,472	653,825	651,881	680,856	691,582	689,282	687,094
Diluted	866,472	653,825	651,881	682,664	693,511	691,521	688,675
Balance Sheet Data
Total assets	$804,390	$786,871	$794,368	$804,910	$798,609	$779,572	$787,962
Short-term debt	319,641	252,776	295,921	285,264	279,764	266,024	279,180
Long-term senior debt	459,808	468,903	438,147	452,677	454,627	443,772	438,738
Long-term subordinated debt	4,501	5,232	4,489	6,400	5,633	5,622	5,613
All other liabilities	34,140	34,196	28,911	33,139	31,945	32,720	32,094
Minority interests in consolidated subsidiaries	95	281	176	516	949	1,509	1,929
Stockholders’ equity (deficit)	(13,795)	25,483	26,724	26,914	25,691	29,925	30,408
Portfolio Balances(3)
Retained portfolio(4)	$736,876	$713,164	$720,813	$703,959	$710,346	$653,261	$645,767
Total PCs and Structured Securities issued(5)	1,834,408	1,664,776	1,738,833	1,477,023	1,335,524	1,208,968	1,162,068
Total mortgage portfolio	2,196,338	2,021,935	2,102,676	1,826,720	1,684,546	1,505,531	1,414,700
Ratios
Return on average assets(6)	(4.4)%	(0.1)%	(0.4)%	0.3%	0.3%	0.3%	0.6%
Return on common equity(7)	N/A	(6.6)	(21.0)	9.8	8.1	9.4	17.7
Return on total equity(8)	N/A	(3.3)	(11.5)	8.8	7.6	8.6	15.8
Dividend payout ratio on common stock(9)	N/A	N/A	N/A	63.9	56.9	34.9	15.6
Equity to assets ratio(10)	0.8	3.3	3.4	3.3	3.5	3.8	4.0
Preferred stock to core capital ratio(11)	130.2	23.4	37.3	17.3	13.2	13.5	14.2

(1)	See “ITEM 2. FINANCIAL INFORMATION — SELECTED FINANCIAL DATA AND OTHER OPERATING MEASURES” in our Registration Statement for information regarding accounting changes impacting periods prior to January 1, 2008.
(2)	Includes the weighted average number of shares during the 2008 periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic EPS, since it is unconditionally exercisable by the holder at a minimal cost of $.00001 per share.
(3)	Represent the unpaid principal balance and exclude mortgage loans and mortgage-related securities traded, but not yet settled. Effective in December 2007, we established a trust for the administration of cash remittances received related to the underlying assets of our PCs and Structured Securities issued. As a result, for December 2007 and each period in 2008, we report the balance of our mortgage portfolios to reflect the publicly-available security balances of our PCs and Structured Securities. For periods prior to December 2007, we report these balances based on the unpaid principal balance of the underlying mortgage loans. We reflected this change as an increase in the unpaid principal balance of our retained portfolio by $2.8 billion at December 31, 2007.
(4)	The retained portfolio presented on our consolidated balance sheets differs from the retained portfolio in this table because the consolidated balance sheet caption includes valuation adjustments and deferred balances. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 17 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio” for more information.
(5)	Includes PCs and Structured Securities that are held in our retained portfolio. See “OUR PORTFOLIOS — Table 53 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, Real Estate Mortgage Investment Conduits, or REMICs, and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on unpaid principal balance. Includes other guarantees issued that are not in the form of a PC, such as long-term standby commitments and credit enhancements for multifamily housing revenue bonds.
(6)	Ratio computed as annualized net income (loss) divided by the simple average of the beginning and ending balances of total assets.
(7)	Ratio computed as annualized net income (loss) available to common stockholders divided by the simple average of the beginning and ending balances of stockholders’ equity, net of preferred stock (at redemption value). Ratio is not computed for periods in which stockholders’ equity is less than zero.
(8)	Ratio computed as annualized net income (loss) divided by the simple average of the beginning and ending balances of stockholders’ equity. Ratio is not computed for periods in which stockholders’ equity is less than zero.
(9)	Ratio computed as common stock dividends declared divided by net income available to common stockholders. Ratio is not computed for periods in which net income (loss) available to common stockholders was a loss.
(10)	Ratio computed as the simple average of the beginning and ending balances of stockholders’ equity divided by the simple average of the beginning and ending balances of total assets.
(11)	Ratio computed as preferred stock (excluding senior preferred), at redemption value divided by core capital. Senior preferred stock does not meet the statutory definition of core capital. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for more information regarding core capital.

25	Freddie Mac

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

Table 4 — Summary Consolidated Statements of Income — GAAP Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Net interest income	$1,844	$761	$4,171	$2,325
Non-interest income (loss):
Management and guarantee income	832	718	2,378	1,937
Gains (losses) on guarantee asset	(1,722)	(465)	(2,002)	(168)
Income on guarantee obligation	783	473	2,721	1,377
Derivative gains (losses)(1)	(3,080)	(188)	(3,210)	(394)
Gains (losses) on investment activity	(9,747)	478	(11,855)	(44)
Unrealized gains (losses) on foreign-currency denominated debt recorded at fair value	1,500	—	684	—
Gains (losses) on debt retirement	36	91	312	187
Recoveries on loans impaired upon purchase	91	125	438	232
Foreign-currency gains (losses), net	—	(1,162)	—	(1,692)
Other income	25	47	147	154

Non-interest income (loss)	(11,282)	117	(10,387)	1,589

Non-interest expense	(7,886)	(3,070)	(13,534)	(5,813)

Loss before income tax (expense) benefit	(17,324)	(2,192)	(19,750)	(1,899)
Income tax (expense) benefit	(7,971)	954	(6,517)	1,257

Net loss	$(25,295)	$(1,238)	$(26,267)	$(642)

(1)	Includes derivative gains (losses) on foreign-currency swaps of $(1,578) million and $1,155 million for the three months ended September 30, 2008 and 2007, respectively, and $(389) million and $1,685 million for the nine months ended September 30, 2008 and 2007, respectively. Also includes derivative gains (losses) of $228 million and $(69) million on foreign-currency denominated receive-fixed swaps for the three and nine months ended September 30, 2008, respectively.

Net Interest Income

Table 5 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 5 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended September 30,
	2008			2007
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$95,174	$1,361	5.72%	$71,163	$1,103	6.20%
Mortgage-related securities	676,197	8,590	5.08	655,215	8,943	5.46

Total retained portfolio	771,371	9,951	5.16	726,378	10,046	5.53
Investments(4)	47,393	356	2.94	44,135	592	5.25
Securities purchased under agreements to resell and federal funds sold	29,379	162	2.20	27,046	367	5.42

Total interest-earning assets	848,143	10,469	4.93	797,559	11,005	5.51

Interest-bearing liabilities:
Short-term debt	241,150	(1,468)	(2.38)	175,407	(2,292)	(5.12)
Long-term debt(5)	589,377	(6,795)	(4.60)	588,936	(7,521)	(5.10)

Total debt securities	830,527	(8,263)	(3.96)	764,343	(9,813)	(5.10)
Due to PC investors	—	—	—	7,401	(98)	(5.31)

Total interest-bearing liabilities	830,527	(8,263)	(3.96)	771,744	(9,911)	(5.10)
Expense related to derivatives	—	(362)	(0.18)	—	(333)	(0.17)
Impact of net non-interest-bearing funding	17,616	—	0.09	25,815	—	0.17

Total funding of interest-earning assets	$848,143	(8,625)	(4.05)	$797,559	(10,244)	(5.10)

Net interest income/yield		1,844	0.88		761	0.41
Fully taxable-equivalent adjustments(6)		98	0.05		98	0.05

Net interest income/yield (fully taxable-equivalent basis)		$1,942	0.93		$859	0.46

26	Freddie Mac

	Nine Months Ended September 30,
	2008			2007
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$89,760	$3,924	5.83%	$68,580	$3,244	6.31%
Mortgage-related securities	656,548	25,103	5.10	649,030	26,278	5.40

Total retained portfolio	746,308	29,027	5.19	717,610	29,522	5.49
Investments(4)	46,970	1,155	3.23	47,328	1,849	5.15
Securities purchased under agreements to resell and federal funds sold	21,491	403	2.49	26,138	1,048	5.34

Total interest-earning assets	814,769	30,585	5.00	791,076	32,419	5.46

Interest-bearing liabilities:
Short-term debt	228,640	(5,149)	(2.96)	173,083	(6,749)	(5.14)
Long-term debt(5)	565,705	(20,231)	(4.76)	583,521	(22,028)	(5.03)

Total debt securities	794,345	(25,380)	(4.24)	756,604	(28,777)	(5.05)
Due to PC investors	—	—	—	8,043	(322)	(5.33)

Total interest-bearing liabilities	794,345	(25,380)	(4.24)	764,647	(29,099)	(5.06)
Expense related to derivatives	—	(1,034)	(0.17)	—	(995)	(0.17)
Impact of net non-interest-bearing funding	20,424	—	0.11	26,429	—	0.17

Total funding of interest-earning assets	$814,769	(26,414)	(4.30)	$791,076	(30,094)	(5.06)

Net interest income/yield		4,171	0.70		2,325	0.40
Fully taxable-equivalent adjustments(6)		310	0.05		292	0.05

Net interest income/yield (fully taxable-equivalent basis)		$4,481	0.75		$2,617	0.45

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities in our retained portfolio and cash and investment portfolios, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effect of mark-to-fair-value changes.
(3)	Non-performing loans, where interest income is recognized when collected, are included in average balances.
(4)	Consist of cash and cash equivalents and non-mortgage-related securities.
(5)	Includes current portion of long-term debt.
(6)	The determination of net interest income/yield (fully taxable-equivalent basis), which reflects fully taxable-equivalent adjustments to interest income, involves the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes using our federal statutory tax rate of 35%.

Net interest income and net interest yield on a fully taxable-equivalent basis increased during the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. During the latter half of the first quarter of 2008 and continuing into the second quarter of 2008, liquidity concerns in the market resulted in more favorable investment opportunities for agency mortgage-related securities at wider spreads. In response, we increased our purchase activities resulting in an increase in the average balance of our interest-earning assets. The increases in net interest income and net interest yield on a fully taxable-equivalent basis are primarily attributable to both the purchases of fixed-rate assets at wider spreads relative to our funding costs and the replacement of higher cost short- and long-term debt with lower cost debt issuances. Interest income for the third quarter of 2008 includes $80 million of income related to the accretion of other-than-temporary impairments of investments in available-for-sale securities recorded in the second quarter of 2008. Net interest income and net interest yield for the three and nine months ended September 30, 2008 also benefited from funding fixed-rate assets with a higher proportion of short-term debt in a steep yield curve environment as well as replacing higher cost long-term debt with lower cost issuances. However, our use of short-term debt funding has also been driven by the unprecedented levels of volatility in the worldwide financial markets, which has limited our ability to obtain long-term and callable debt funding. During the first nine months of 2008, our short-term funding balances increased significantly when compared to the first nine months of 2007. We seek to manage interest rate risk by attempting to substantially match the duration characteristics of our assets and liabilities. To accomplish this, we use a strategy that involves asset and liability portfolio management, including the use of derivatives for purposes of rebalancing the portfolio and maintaining low PMVS and duration gap. While we use interest rate derivatives to economically hedge a significant portion of our interest rate exposure, due to the market turmoil we are exposed to risks relating to both our ability to issue new debt when our outstanding debt matures and to the variability in interest costs on our new issuances of debt which directly impacts our net interest income and net interest yield. The increases in net interest income and net interest yield on a fully tax-equivalent basis during the nine months ended September 30, 2008 were partially offset by the impact of declining interest rates because our floating rate assets reset faster than our short-term debt during the first quarter of 2008. As a result of the creation of the securitization trusts in December of 2007, interest due to PC investors is now recorded in trust management fees within other income on our consolidated statements of income. See “Non-Interest Income — Other Income” for additional information about due to PC investors interest expense.

27	Freddie Mac

Non-Interest Income

Management and Guarantee Income

Table 6 provides summary information about management and guarantee income. Management and guarantee income consists of contractual amounts due to us (reflecting buy-ups and buy-downs to base management and guarantee fees) as well as amortization of certain pre-2003 deferred credit and buy-down fees received by us that were recorded as deferred income as a component of other liabilities. Post-2002 credit and buy-down fees are reflected as increased income on guarantee obligation as the guarantee obligation is amortized.

Table 6 — Management and Guarantee Income(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$796	17.6	$657	16.2	$2,331	17.5	$1,884	16.1
Amortization of credit and buy-down fees included in other liabilities	36	0.8	61	1.5	47	0.4	53	0.5

Total management and guarantee income	$832	18.4	$718	17.7	$2,378	17.9	$1,937	16.6

Unamortized balance of credit and buy-down fees included in other liabilities, at period end	$371		$390		$371		$390

(1)	Consists of management and guarantee fees related to all issued and outstanding guarantees, including those issued prior to adoption of Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34,” or FIN 45, in January 2003, which did not require the establishment of a guarantee asset.

The primary drivers affecting management and guarantee income are the average balance of our PCs and Structured Securities and changes in management and guarantee fee rates. Contractual management and guarantee fees include adjustments to the contractual rates for buy-ups and buy-downs, whereby the contractual management and guarantee fee rate is adjusted for up-front cash payments we make (buy-up) or receive (buy-down) at guarantee issuance. Our average rates of management and guarantee income are also affected by the mix of products we issue, competition in market pricing and customer preference for buy-up and buy-down fees. The majority of our guarantees are issued under customer “flow” channel contracts, which have pricing schedules for our management and guarantee fees that are fixed for periods of up to one year. The remainder of our purchase and guarantee securitization of mortgage loans occurs through “bulk” purchasing with management and guarantee fees negotiated on an individual transaction basis. The appointment of FHFA as Conservator and the Conservator’s subsequent directive that we provide increased support to the mortgage market will likely affect our future guarantee pricing decisions.

Management and guarantee income increased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, primarily reflecting an increase in the average PCs and Structured Securities balances of 11% and 14%, respectively, on an annualized basis. The average contractual management and guarantee fee rate for the three and nine months ended September 30, 2008 was higher than the three and nine months ended September 30, 2007, primarily due to an increase in buy-up activity. To a lesser extent, increased purchases of 30-year fixed-rate product during 2008, which has higher guarantee fee rates relative to adjustable-rate mortgages, or ARMs, and 15-year fixed-rate product, have also contributed to the increase in guarantee fee rates.

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

28	Freddie Mac

prepayments and extends the life of our guarantee asset and increases the fair value of future management and guarantee fees. Our valuation methodology for our guarantee asset uses market-based information, including market values of interest-only securities, to determine the fair value of future cash flows associated with our guarantee asset.

Table 7 — Attribution of Change — Gains (Losses) on Guarantee Asset

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Contractual management and guarantee fees	$(730)	$(585)	$(2,139)	$(1,661)
Portion related to imputed interest income	299	138	757	395

Return of investment on guarantee asset	(431)	(447)	(1,382)	(1,266)
Change in fair value of management and guarantee fees	(1,291)	(18)	(620)	1,098

Gains (losses) on guarantee asset	$(1,722)	$(465)	$(2,002)	$(168)

Losses on our guarantee asset increased by $1.3 billion for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to greater declines in market valuations for interest-only mortgage securities, which are used to value our guarantee asset, during the third quarter of 2008 compared to the third quarter of 2007. Contractual management and guarantee fees represent cash received in the current period related to our PCs and Structured Securities with an established guarantee asset and have increased proportionately with the average balance of outstanding guarantees. Losses on our guarantee asset increased by $1.8 billion for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to the decreases in fair value of management and guarantee fees resulting from lower market valuations for interest-only mortgage securities. Declines in market values for interest-only mortgage securities during 2008 were attributed to decreases in interest rates during the three and nine months ended September 30, 2008 combined with the effects of a decline in investor demand for mortgage-related securities.

Income on Guarantee Obligation

Upon issuance of our guarantee, we record a guarantee obligation on our consolidated balance sheets representing the fair value of our obligation to perform under the terms of the guarantee. Our guarantee obligation primarily represents our performance and other related costs, which consist of estimated credit costs, including estimated unrecoverable principal and interest that will be incurred over the expected life of the underlying mortgages backing PCs, estimated foreclosure-related costs, and estimated administrative and other costs related to our guarantee. Our guarantee obligation is amortized into income using a static effective yield determined at inception of the guarantee based on forecasted repayments of the principal balances. The static effective yield is periodically evaluated and adjusted when significant changes in economic events cause a shift in the pattern of our economic release from risk. For example, certain market environments may lead to sharp and sustained changes in home prices, which results in the need for an adjustment in the static effective yield for specific mortgage pools underlying the guarantee. When this type of change is required, a cumulative catch-up adjustment, which could be significant in a given period, will be recognized and a new static effective yield will be used to determine our guarantee obligation amortization.

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

Table 8 provides information about the components of income on guarantee obligation.

Table 8 — Income on Guarantee Obligation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in millions)

Amortization income related to:
Static effective yield	$679	$432	$1,940	$1,223
Cumulative catch-up	104	41	781	154

Total income on guarantee obligation	$783	$473	$2,721	$1,377

Amortization income increased for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007. This increase is due to (1) higher guarantee obligation balances in 2007, which included significant market risk premiums, including those that resulted in significant day one losses (i.e., where the fair value of the guarantee obligation at issuance exceeded the fair value of the guarantee and credit enhancement-related assets), (2) higher cumulative catch-up adjustments for the three and nine months ended September 30, 2008, and (3) higher average

29	Freddie Mac

balances of our PCs and Structured Securities. The cumulative catch-up adjustments recognized during the nine months ended September 30, 2008 were principally due to significant declines in home prices and, to a lesser extent, increases in mortgage prepayment speeds related to pools of mortgage loans issued during 2006 and 2007. These cumulative catch-up adjustments are recorded to provide a pattern of revenue recognition that is more consistent with our economic release from risk and the timing of the recognition of losses on the pools of mortgage loans we guarantee.

Derivative Overview

Table 9 presents the effect of derivatives on our consolidated financial statements, including notional or contractual amounts of our derivatives and our hedge accounting classifications.

Table 9 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions

	Consolidated Balance Sheets
	September 30, 2008			December 31, 2007
	Notional or			Notional or
	Contractual	Fair Value	AOCI	Contractual	Fair Value	AOCI
Description	Amount(1)	(Pre-Tax)(2)	(Net of Taxes)(3)	Amount(1)	(Pre-Tax)(2)	(Net of Taxes)(3)
	(in millions)

Cash flow hedges — open	$—	$—	$—	$—	$—	$—
No hedge designation	1,632,226	5,778	—	1,322,881	4,790	—

Subtotal	1,632,226	5,778	—	1,322,881	4,790	—
Balance related to closed cash flow hedges	—	—	(3,554)	—	—	(4,059)

Subtotal	1,632,226	5,778	(3,554)	1,322,881	4,790	(4,059)
Derivative interest receivable (payable), net		805			1,659
Trade/settle receivable (payable), net		(6)			—
Derivative collateral (held) posted, net		(4,896)			(6,204)

Total	$1,632,226	$1,681	$(3,554)	$1,322,881	$245	$(4,059)

	Consolidated Statements of Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Derivative	Hedge	Derivative	Hedge	Derivative	Hedge	Derivative	Hedge
	Gains	Accounting	Gains	Accounting	Gains	Accounting	Gains	Accounting
Description	(Losses)	Gains (Losses)(4)	(Losses)	Gains (Losses)(4)	(Losses)	Gains (Losses)(4)	(Losses)	Gains (Losses)(4)
	(in millions)

Cash flow hedges — open(5)	$—	$(20)	$—	$—	$—	$(16)	$—	$—
No hedge designation(5)	(3,080)	—	(188)	—	(3,210)	—	(394)	—

Total	$(3,080)	$(20)	$(188)	$—	$(3,210)	$(16)	$(394)	$—

(1)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(2)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	Hedge accounting gains (losses) arise when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of income. For further information, see “NOTE 10: DERIVATIVES” to our consolidated financial statements.
(5)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of income and those amounts are not included in the table. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of income.

In the first quarter of 2008, we began designating certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt consistent with our risk management goals. In the periods presented prior to 2008, we only elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities. We expanded this hedge accounting strategy in an effort to reduce volatility in our consolidated statements of income. For a derivative accounted for as a cash flow hedge, changes in fair value are reported in AOCI, net of taxes, on our consolidated balance sheets to the extent the hedge was effective. The ineffective portion of changes in fair value is reported as other income on our consolidated statements of income. We record changes in the fair value, including periodic settlements, of derivatives not in hedge accounting relationships as derivative gains (losses) on our consolidated statements of income. However, in conjunction with the conservatorship on September 6, 2008, we determined that we can no longer assert that the associated forecasted issuances of debt are probable of occurring and as a result, we discontinued this hedge accounting strategy. As a result of this discontinued hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in market value from open cash-flow hedges to closed cash-flow hedges on September 6, 2008. See “NOTE 10: DERIVATIVES” to our consolidated financial statements for additional information about our discontinuation of derivatives designated as cash-flow hedges.

30	Freddie Mac

Derivative Gains (Losses)

Table 10 provides a summary of the notional or contractual amounts and the gains and losses related to derivatives that were not accounted for in hedge accounting relationships. Derivative gains (losses) represents the change in fair value of derivatives not accounted for in hedge accounting relationships because the derivatives did not qualify for, or we did not elect to pursue, hedge accounting, resulting in fair value changes being recorded to earnings. Derivative gains (losses) also includes the accrual of periodic settlements for derivatives that are not in hedge accounting relationships. Although derivatives are an important aspect of our management of interest-rate risk, they will generally increase the volatility of reported net income (loss), particularly when they are not accounted for in hedge accounting relationships.

Table 10 — Derivatives Not in Hedge Accounting Relationships

	Notional or
	Contractual Amount		Derivative Gains (Losses)
	September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
	(in millions)

Call swaptions:
Purchased	$184,022	$262,802	$1,824	$1,657	$2,522	$(64)
Written	—	1,000	(7)	(16)	14	34
Put swaptions:
Purchased	36,550	18,325	22	(70)	(31)	166
Written	6,000	1,000	154	27	64	(119)
Receive-fixed swaps:
Foreign-currency denominated	13,367	22,095	228	157	(69)	(343)
U.S. dollar denominated	316,461	259,975	2,101	3,026	4,400	285

Total receive-fixed swaps	329,828	282,070	2,329	3,183	4,331	(58)
Pay-fixed swaps	452,633	380,370	(5,296)	(6,513)	(9,170)	(2,460)
Futures	245,535	109,848	(534)	105	(41)	54
Foreign-currency swaps(1)	13,688	23,842	(1,578)	1,155	(389)	1,685
Forward purchase and sale commitments	199,811	61,800	280	185	548	114
Other(2)	164,159	62,159	8	(13)	(64)	9

Subtotal	1,632,226	1,203,216	(2,798)	(300)	(2,216)	(639)
Accrual of periodic settlements:
Receive-fixed swaps(3)			753	(66)	1,474	(161)
Pay-fixed swaps			(1,128)	182	(2,723)	485
Foreign-currency swaps			105	(5)	263	(82)
Other			(12)	1	(8)	3

Total accrual of periodic settlements			(282)	112	(994)	245

Total	$1,632,226	$1,203,216	$(3,080)	$(188)	$(3,210)	$(394)

(1)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(2)	Consists of basis swaps, certain option-based contracts (including written options), interest-rate caps, swap guarantee derivatives and credit derivatives. Includes $27 million loss related to the Lehman bankruptcy for both the three and nine months ended September 30, 2008. For additional information, see “CREDIT RISKS — Institutional Credit Risk — Derivative Counterparty Credit Risk.”
(3)	Includes imputed interest on zero-coupon swaps.

We use receive- and pay-fixed swaps to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. During the third quarter of 2008, fair value losses on our pay-fixed swaps of $5.3 billion contributed to an overall loss recorded for derivatives. The losses were partially offset by gains on our receive-fixed swaps of $2.3 billion as longer-term swap interest rates decreased. Additionally, we use swaptions and other option-based derivatives to adjust the characteristics of our debt in response to changes in the expected lives of mortgage-related assets in our retained portfolio. The gains on our purchased call swaptions, which increased during the third quarter of 2008, compared to the third quarter of 2007, were primarily attributable to decreasing swap interest rates and an increase in implied volatility during the third quarter of 2008.

During the nine months ended September 30, 2008, we recognized a larger derivative loss as compared to the nine months ended September 30, 2007. On a year-to-date basis for 2008, swap interest rates declined resulting in a loss on our pay-fixed swap positions, partially offset by gains on our receive-fixed swaps. Additionally, the decrease in swap interest rates on a year-to-date basis for 2008, combined with an increase in volatility resulted in a gain related to our purchased call swaptions for the nine months ended September 30, 2008.

Effective January 1, 2008, we elected the fair value option for our foreign-currency denominated debt. As a result of this election, foreign-currency translation gains and losses and fair value adjustments related to our foreign-currency denominated debt are recognized on our consolidated statements of income as unrealized gains (losses) on foreign-currency denominated debt recorded at fair value. Prior to January 1, 2008, translation gains and losses on our foreign-currency denominated debt were recorded in foreign-currency gains (losses), net and the non-currency related changes in fair value were not recognized. We use a combination of foreign-currency swaps and foreign-currency denominated receive-fixed swaps to hedge the changes in fair value of our foreign-currency denominated debt related to fluctuations in exchange rates and

31	Freddie Mac

interest rates, respectively. Derivative gains (losses) on foreign-currency swaps were $(1.6) billion and $(389) million for the three and nine months ended September 30, 2008, respectively, compared to $1.2 billion and $1.7 billion for the three and nine months ended September 30, 2007, respectively. These amounts were offset by fair value gains (losses) related to translation of $1.7 billion and $539 million for the three and nine months ended September 30, 2008, respectively, and $(1.2) billion and $(1.7) billion for the three and nine months ended September 30, 2007, respectively, on our foreign-currency denominated debt. In addition, the interest-rate component of the derivative gains (losses) of $228 million and $(69) million for the three and nine months ended September 30, 2008, respectively, on foreign-currency denominated receive-fixed swaps largely offset market value adjustments gains (losses) included in unrealized gains (losses) on foreign-currency denominated debt recorded at fair value of $(165) million and $145 million for the three and nine months ended September 30, 2008, respectively. See “Unrealized Gains (Losses) on Foreign-Currency Denominated Debt Recorded at Fair Value” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information about our election to adopt the fair value option for foreign-currency denominated debt. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 11: DERIVATIVES” in our Registration Statement for additional information about our derivatives.

Gains (Losses) on Investment Activity

Gains (losses) on investment activity includes gains and losses on certain assets where changes in fair value are recognized through earnings, gains and losses related to sales, impairments and other valuation adjustments. Table 11 summarizes the components of gains (losses) on investment activity.

Table 11 — Gains (Losses) on Investment Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Gains (losses) on trading securities(1)	$(932)	$257	$(2,240)	$302
Gains (losses) on sale of mortgage loans(2)	31	19	97	39
Gains (losses) on sale of available-for-sale securities	287	228	540	13
Security impairments on available-for-sale securities	(9,106)	(1)	(10,217)	(351)
Lower-of-cost-or-fair-value adjustments	(20)	(25)	(28)	(47)
Gains (losses) on mortgage loans elected at fair value	(7)	—	(7)	—

Total gains (losses) on investment activity	$(9,747)	$478	$(11,855)	$(44)

(1)	Include mark-to-fair value adjustments recorded in accordance with Emerging Issues Task Force, or EITF, 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” on securities classified as trading of $(101) million and $(15) million for the three months ended September 30, 2008 and 2007, respectively, and $(427) million and $(18) million for the nine months ended September 30, 2008 and 2007, respectively. Prior period amounts have been revised to conform to the current period presentation.
(2)	Represent gains (losses) on mortgage loans sold in connection with securitization transactions.

Gains (Losses) on Trading Securities

We recognized net losses on trading securities for the three and nine months ended September 30, 2008, as compared to net gains for the three and nine months ended September 30, 2007. On January 1, 2008, we implemented fair value option accounting and transferred approximately $87 billion in securities, primarily ARMs and fixed-rate PCs, from available-for-sale securities to trading securities significantly increasing our securities classified as trading. The unpaid principal balance of our securities classified as trading was approximately $116 billion at September 30, 2008 compared to approximately $12 billion at December 31, 2007. During the third quarter of 2008, we sold agency securities classified as trading securities with unpaid principal balances of $58 billion, which generated a realized loss of $547 million. The increased balance in our trading portfolio when compared to the third quarter of 2007, combined with wider credit spreads, also contributed to the losses on trading securities for the three and nine months ended September 30, 2008. The gains recognized during the three and nine months ended September 30, 2007 were primarily the result of the effect of declining interest rates on our REMIC securities classified as trading.

Gains (Losses) on Sale of Available-For-Sale Securities

Net gains on the sale of available-for-sale securities increased for the third quarter of 2008, as compared to the third quarter of 2007. During the third quarter of 2008, primarily prior to conservatorship, we entered into structuring transactions and sales of seasoned securities with unpaid principal balances of $14.8 billion, primarily consisting of agency mortgage-related securities, which generated a net gain of $287 million. During the third quarter of 2007, we entered into structuring transactions and sales of seasoned securities with unpaid principal balances of $32.1 billion generating net gains of $279 million recognized in gains (losses) on investment activity because the securities sold had higher coupon rates than those available in the market at the time of sale. In addition, during the third quarter of 2007, we sold non-mortgage-related

32	Freddie Mac

asset-backed securities with an unpaid principal balance of $12 billion generating net losses of $52 million to generate cash for more favorable investment opportunities.

Net gains on the sale of available-for-sale securities increased for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we sold securities with unpaid principal balances of $35 billion, primarily consisting of agency mortgage-related securities, which generated a net gain of $538 million. These sales occurred principally during the earlier months of the first quarter and prior to conservatorship during the third quarter of 2008 when market conditions were favorable and were driven in part by our need to maintain our mandatory target capital surplus. We were not required to sell these securities. However, in an effort to improve our capital position in light of the unanticipated extraordinary market conditions that began in the latter half of 2007, we strategically selected blocks of securities to sell, the majority of which were in a gain position. These sales reduced the assets on our balance sheet, against which we were required to hold capital. In addition, the net gains on these sales increased our retained earnings, further improving our capital position. During the nine months ended September 30, 2007, we sold $63 billion of PCs and Structured Securities, which generated a net gain of $147 million.

Security Impairments on Available-For-Sale Securities

During the third quarter of 2008 and 2007, we recorded other-than-temporary impairments related to investments in available-for-sale securities of $9.1 billion and $1 million, respectively. Of the impairments recognized during the third quarter of 2008, $8.9 billion related to non-agency securities backed by subprime or Alt-A and other loans, including MTA loans, primarily due to the combination of a more pessimistic view of future performance due to the significant weakness of the economic environment during the third quarter of 2008, significant declines in the valuation of these securities and poor performance of the underlying collateral of these securities. Also contributing to the impairment charge was a determination that there was substantial uncertainty surrounding the ability of two monoline bond insurers to pay all future claims on securities which we previously held in an unrealized loss position. In making this determination, we considered our own analysis as well as additional qualitative factors, such as the ability of each monoline to access capital and to generate new business, pending regulatory actions, ratings agency actions, security prices and credit default swap levels traded on each monoline. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investment portfolio as well as our non-mortgage-related investment portfolio. Monolines are companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets. We also recognized impairment charges of $244 million related to our available-for-sale non-mortgage-related securities with $10.8 billion of unpaid principal balance, as management could no longer assert the positive intent to hold these securities to recovery. The decision to impair these securities is consistent with our consideration of sales of securities from the cash and investments portfolio as a contingent source of liquidity.

During the nine months ended September 30, 2008 and 2007, we recorded impairments related to investments in available-for-sale securities of $10.2 billion and $351 million, respectively. Of the impairments recognized during the nine months ended September 30, 2008, $9.7 billion related to non-agency securities backed by subprime or Alt-A and other loans, including MTA loans, as discussed above. Of the remaining $534 million, the majority, $458 million, related to impairments of our available-for-sale non-mortgage-related securities during the nine months ended September 30, 2008 where we did not have the intent to hold to a forecasted recovery. During the nine months ended September 30, 2007, security impairments on available-for-sale securities included $348 million in impairments attributed to agency mortgage-related securities in an unrealized loss position that we did not have the intent to hold to a forecasted recovery.

See “CONSOLIDATED BALANCE SHEET ANALYSIS — Other-Than-Temporary Impairments” for additional information.

Unrealized Gains (Losses) on Foreign-Currency Denominated Debt Recorded at Fair Value

We elected the fair value option for our foreign-currency denominated debt effective January 1, 2008. Accordingly, foreign-currency exposure is now a component of unrealized gains (losses) on foreign-currency denominated debt recorded at fair value. Prior to that date, translation gains and losses on our foreign-currency denominated debt were reported in foreign-currency gains (losses), net in our consolidated statements of income. We manage the foreign-currency exposure associated with our foreign-currency denominated debt through the use of derivatives. For the three and nine months ended September 30, 2008, we recognized fair value gains of $1.5 billion and $684 million, respectively, on our foreign-currency denominated debt primarily due to the U.S. dollar strengthening relative to the Euro. See ‘‘Derivative Gains (Losses)” for additional information about how we mitigate changes in the fair value of our foreign-currency denominated debt by using derivatives. See “Foreign-Currency Gains (Losses), Net” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information about our adoption of SFAS 159.

33	Freddie Mac

Gains (Losses) on Debt Retirement

Gains on debt retirement were $36 million and $312 million during the three and nine months ended September 30, 2008, respectively, compared to gains of $91 million and $187 million during the three and nine months ended September 30, 2007, respectively. During the nine months ended September 30, 2008, we recognized gains due to the increased level of call activity, primarily involving our debt with coupon levels that increase at pre-determined intervals, which led to gains upon retirement and write-offs of previously recorded interest expense.

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

The amount of impaired loans purchased into our retained portfolio increased significantly during 2007. However, since December 2007, when we changed our practice for optional purchases of impaired loans, the rate of increase in the carrying balances of these loans has slowed. See “CREDIT RISKS — Mortgage Credit Risk — Loans Purchased Under Financial Guarantees” for more information. During the three months ended September 30, 2008 and 2007, we recognized recoveries on loans impaired upon purchase of $91 million and $125 million, respectively. During the nine months ended September 30, 2008 and 2007, we recognized recoveries on loans impaired upon purchase of $438 million and $232 million, respectively. Our recoveries on impaired loans decreased during the third quarter of 2008 compared to the third quarter of 2007, due to higher severities during the third quarter of 2008 on those loans that proceeded to foreclosure, which reduced our recoveries. Recoveries on impaired loans increased during the nine months ended September 30, 2008 compared to the same period in 2007 due to the higher average balances of these loans within our retained portfolio and higher volume of these loans that proceeded to foreclosure in 2008.

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

For the three and nine months ended September 30, 2007, we recognized net foreign-currency translation losses primarily related to our foreign-currency denominated debt of $1.2 billion and $1.7 billion, respectively, as the U.S. dollar weakened relative to the Euro during the period. During the same period, these losses were offset by an increase of $1.2 billion and $1.7 billion, respectively, in the fair value of foreign-currency-related derivatives recorded in derivative gains (losses).

Other Income

Other income primarily consists of resecuritization fees, trust management income, fees associated with servicing and technology-related products, including Loan Prospector® , fees related to multifamily loans (including application and other fees) and various other fees received from mortgage originators and servicers. Resecuritization fees are revenues we earn primarily in connection with the issuance of Structured Securities for which we make a REMIC election, where the underlying collateral is provided by third parties. These fees are also generated in connection with the creation of interest-only and principal-only strips as well as other Structured Securities. Trust management fees represent the fees we earn as administrator, issuer and trustee, net of related expenses, which prior to December 2007, were reported as due to PC investors, a component of net interest income.

34	Freddie Mac

Non-Interest Expense

Table 12 summarizes the components of non-interest expense.

Table 12 — Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in millions)

Administrative expenses:
Salaries and employee benefits	$133	$216	$605	$656
Professional services	61	103	188	296
Occupancy expense	16	16	49	46
Other administrative expenses	98	93	267	275

Total administrative expenses	308	428	1,109	1,273
Provision for credit losses	5,702	1,372	9,479	2,067
REO operations expense	333	51	806	81
Losses on certain credit guarantees	2	392	17	719
Losses on loans purchased	252	649	423	1,129
Securities administrator loss on investment activity	1,082	—	1,082	—
LIHTC partnerships	121	111	346	354
Minority interests in earnings of consolidated subsidiaries	—	4	8	22
Other expenses	86	63	264	168

Total non-interest expense	$7,886	$3,070	$13,534	$5,813

Administrative Expenses

Administrative expenses decreased for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, primarily due to a reduction in our short-term performance compensation during the third quarter of 2008 as well as a decrease in our use of consultants throughout 2008. Since it is likely portions of our corporate objectives for 2008 will not be met, we partially reversed short-term performance compensation amounts during the third quarter of 2008 that had been previously accrued. As a percentage of the average total mortgage portfolio, administrative expenses declined to 5.6 basis points and 6.8 basis points for the three and nine months ended September 30, 2008, respectively, from 8.7 basis points and 8.8 basis points for the three and nine months ended September 30, 2007, respectively.

Provision for Credit Losses

Our credit loss reserves reflect our best estimates of incurred losses. Our reserve estimates for mortgage loan and guarantee losses are based on our projections of the results of strategic loss mitigation initiatives, including a higher rate of loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination.

Our reserve estimates also reflect our best projection of mortgage loan defaults. However, the unprecedented deterioration in the national housing market and the uncertainty in other macroeconomic factors makes forecasting of default rates increasingly imprecise.

The provision for credit losses increased significantly for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, respectively, as continued weakening in the housing market affected our single-family mortgage portfolio. See “Table 1 — Credit Statistics, Single-Family Mortgage Portfolio” for a presentation of the quarterly trend in the deterioration of our credit statistics. For the three and nine months ended September 30, 2008, we recorded additional reserves for credit losses on our single-family mortgage portfolio as a result of:

•	increased estimates of incurred losses on mortgage loans that are expected to experience higher default rates. Our estimates of incurred losses are higher for loans we purchased or guaranteed in certain years, or vintages, particularly those we purchased during 2006, 2007 and to a lesser extent 2005 and 2008. Continued deterioration of macroeconomic factors, such as decreases in home prices and rising rates of unemployment during 2008 have negatively impacted our estimates of incurred loss, especially for those mortgages we purchased during these years. Our estimates of incurred loss have also increased significantly for certain product-types, particularly Alt-A, adjustable-rate and interest-only mortgage products and for loans on properties in certain states, such as California, Florida, Nevada and Arizona;

•	an observed increase in delinquency rates and the percentage of loans that transition from delinquency to foreclosure, with more severe increases concentrated in certain regions of the U.S. as well as loans with second lien, third-party financing. For example, as of September 30, 2008, single-family mortgage loans in the state of Florida comprise 7% of our single-family mortgage portfolio; however the loans in this state make up more than 20% of the total delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances. Similarly, as of September 30, 2008, approximately 14% of loans in our single-family mortgage portfolio have second lien, third-party

35	Freddie Mac

financing; however we estimate that these loans comprise more than 25% of our delinquent loans, based on unpaid principal balances;

•	increases in the estimated severity of losses on a per-property basis, net of recoveries from credit enhancements, driven in part by declines in home sales and home prices. The states with the largest declines in home prices and highest increases in severity of losses include California, Florida, Nevada, Arizona, Virginia, Georgia and Michigan;

•	increases in the average unpaid principal balance of delinquent loans in our single-family mortgage portfolio. During the third quarter of 2008, there was a significant increase in the average size of delinquent loans, primarily attributed to our West region, which comprised approximately 30% of our total delinquent loans in the single-family mortgage portfolio; and

•	to a lesser extent, increases in counterparty exposure related to our estimates of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at origination and under separate recourse agreements. During the third quarter of 2008, several of our seller/servicers were acquired by the FDIC, declared bankruptcy or merged with other institutions. These and other events increase our counterparty exposure, or the likelihood that we may bear the risk of mortgage credit losses without the benefit of recourse to our counterparty.

We expect our provisions for credit losses to remain high for the remainder of 2008 and the extent and duration that credit losses remain high in future periods will depend on a number of factors, including changes in property values, regional economic conditions, third-party mortgage insurance coverage and recoveries and the realized rate of seller/servicer repurchases. We expect to further increase our single-family loan loss reserves in future periods as additional losses are incurred, particularly related to mortgages originated in 2006, 2007 and to a lesser extent those originated in 2005 and 2008. Loans originated during 2006 and 2007 represent approximately 35% of the unpaid principal balance of our single-family loans underlying our PCs and Structured Securities and 15% of the unpaid principal balance of single-family loans that we hold in our retained portfolio. Although the credit characteristics of loans underlying our newly-issued guarantees during the nine months ended September 30, 2008 have progressively improved, we have experienced weak credit performance to date from loans purchased in the first and second quarters of 2008.

REO Operations Expense

The increase in REO operations expense for the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, was due to significant increases in the volume of our single-family property foreclosures combined with declining single-family REO property values during 2008. The decline in home prices, which has been both rapid and dramatic in certain geographical areas, combined with our higher REO inventory balance, resulted in an increase in the market-based writedowns of REO, which totaled $172 million and $404 million for the three and nine months ended September 30, 2008, respectively. REO operations expense also increased due to higher real estate taxes, maintenance costs and net losses on sales experienced during the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. We expect REO operations expense to continue to increase in the remainder of 2008, as single-family REO volume continues to increase and home prices decline.

Losses on Certain Credit Guarantees

Losses on certain credit guarantees consist of losses recognized upon the issuance of PCs in guarantor swap transactions. Prior to January 1, 2008, our recognition of losses on certain guarantee contracts occurred due to any one or a combination of several factors, including long-term contract pricing for our flow business, the difference in overall transaction pricing versus pool-level accounting measurements and, less significantly, efforts to support our affordable housing mission. Upon adoption of SFAS 157, our losses on certain credit guarantees in subsequent periods, if any, will generally relate to our efforts to meet our affordable housing goals.

Effective January 1, 2008, upon the adoption of SFAS 157, which amended FIN 45, we estimate the fair value of our newly-issued guarantee obligations as an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, we no longer record estimates of deferred gains or immediate “day one” losses on most guarantees. All unamortized amounts recorded prior to January 1, 2008 will continue to be amortized using existing amortization methods. This change had a significant positive impact on our financial results for the three and nine months ended September 30, 2008. Losses on certain credit guarantees totaled $2 million and $17 million for the three and nine month periods ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, we recognized losses of $392 million and $719 million, respectively, on certain guarantor swap transactions entered into during the period and we deferred gains of $204 million and $854 million, respectively, on newly-issued guarantees entered into during those periods.

36	Freddie Mac

Losses on Loans Purchased

Losses on non-performing loans purchased from the mortgage pools underlying PCs and Structured Securities occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase. Effective December 2007, we made certain operational changes for purchasing delinquent loans from PC pools, which significantly reduced the volume of our delinquent loan purchases and consequently the amount of our losses on loans purchased for the three and nine months ended September 30, 2008. We made these operational changes in order to better reflect our expectations of future credit losses and in consideration of our capital requirements. As a result of increases in delinquency rates of loans underlying our PCs and Structured Securities and our increasing efforts to reduce foreclosures, the number of loan modifications increased significantly during both the three and nine months ended September 30, 2008, as compared to the same periods in 2007. When a loan is modified, we generally exercise our repurchase option and hold the modified loan in our retained portfolio. See “Recoveries on Loans Impaired upon Purchase” and “CREDIT RISKS — Table 46 — Changes in Loans Purchased Under Financial Guarantees” for additional information about the impacts from non-performing loans on our financial results.

During the three and nine months ended September 30, 2008, the market-based valuation of non-performing loans continued to be adversely affected by the expectation of higher default costs and reduced liquidity in the single-family mortgage market. However, our losses on loans purchased decreased 61% to $252 million during the three months ended September 30, 2008 compared to $649 million during the three months ended September 30, 2007 and decreased 63% to $423 million during the nine months ended September 30, 2008 compared to $1.1 billion during the nine months ended September 30, 2007. The decrease in losses on loans purchased during the 2008 periods compared to 2007 is attributed to the declining volume of our optional repurchases of delinquent loans underlying our guarantees.

Securities Administrator Loss on Investment Activity

In August 2008, acting as the security administrator for a trust which holds mortgage loan pools backing our PCs, we invested in $1.2 billion of short-term, unsecured loans which we made to Lehman on the trust’s behalf. We refer to these transactions as the Lehman short-term lending transactions. These transactions were due to mature on September 15, 2008; however Lehman failed to repay these loans and the accrued interest. On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. To the extent there is a loss related to an eligible investment for the trust, we, as the administrator are responsible for making up that shortfall. During the third quarter of 2008, we recorded a $1.1 billion loss to reduce the carrying amount of this asset to our estimate of the net realizable amount on these transactions. See “Off-Balance Sheet Arrangements” for further discussion.

Income Tax (Expense) Benefit

For the three months ended September 30, 2008 and 2007, we reported an income tax (expense) benefit of $(8.0) billion and $954 million, respectively. For the nine months ended September 30, 2008 and 2007, we reported an income tax (expense) benefit of $(6.5) billion and $1.3 billion, respectively. Included in income tax (expense) benefit for the three and nine months ended September 30, 2008, is a non-cash charge of $(14.3) billion recorded during the third quarter of 2008 in order to establish a partial valuation allowance against our deferred tax assets. See “NOTE 12: INCOME TAXES” to our consolidated financial statements for additional information.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. We manage our business through these segments, subject to the conduct of our business under the direction of the Conservator, as discussed above under “EXECUTIVE SUMMARY — Managing Our Business During Conservatorship — Our Objectives.” The activities of our business segments are described in “EXECUTIVE SUMMARY — Segments.” Certain activities that are not part of a segment are included in the All Other category; this category consists of certain unallocated corporate items, such as remediation and restructuring costs, costs related to the resolution of certain legal matters and certain income tax items. We manage and evaluate performance of the segments and All Other using a Segment Earnings approach. Segment Earnings is calculated for the segments by adjusting net income (loss) for certain investment-related activities and credit guarantee-related activities. Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) before cumulative effect of change in accounting principle or net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, our regulatory capital measures are based on our GAAP results, as is the need to obtain funding under the Purchase Agreement. Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair-value items, which depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and have in recent periods caused us to record significant GAAP net losses. GAAP net losses will adversely impact our GAAP stockholders’ equity (deficit), as well as our need for funding under the Purchase Agreement, regardless of results reflected in Segment Earnings. Also, our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that the presentation of Segment Earnings

37	Freddie Mac

highlights the results from ongoing operations and the underlying results of the segments in a manner that is useful to the way we manage and evaluate the performance of our business. See “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements for more information regarding our segments and the adjustments used to calculate Segment Earnings.

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings presents our results on an accrual basis as the cash flows from our segments are earned over time. The objective of Segment Earnings is to present our results in a manner more consistent with our business models. The business model for our investment activity is one where we generally buy and hold our investments in mortgage-related assets for the long term, fund our investments with debt and use derivatives to minimize interest rate risk, thus generating net interest income in line with our return on equity objectives. We believe it is meaningful to measure the performance of our investment business using long-term returns, not short-term value. The business model for our credit guarantee activity is one where we are a long-term guarantor in the conforming mortgage markets, manage credit risk and generate guarantee and credit fees, net of incurred credit losses. As a result of these business models, we believe that this accrual-based metric is a meaningful way to present our results as actual cash flows are realized, net of credit losses and impairments. We believe Segment Earnings provides us with a view of our financial results that is more consistent with our business objectives and helps us better evaluate the performance of our business, both from period-to-period and over the longer term.

Investments Segment

Through our Investments segment, we seek to manage our mortgage-related investment portfolio to generate positive returns while maintaining a disciplined approach to interest-rate risk and capital management. We seek to accomplish this objective through opportunistic purchases, sales and restructurings of mortgage assets and repurchases of liabilities. Although we are primarily a buy-and-hold investor in mortgage assets, we may sell assets that are no longer expected to produce desired returns to reduce risk, respond to capital constraints, provide liquidity or structure certain transactions in order to improve our returns. We currently do not plan to sell assets at a loss. We estimate our expected investment returns using an OAS approach.

Table 13 presents the Segment Earnings of our Investments segment.

Table 13 — Segment Earnings and Key Metrics — Investments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in millions)

Segment Earnings:
Net interest income	$1,343	$909	$3,123	$2,801
Non-interest income (loss)	(1,871)	(4)	(1,981)	50
Non-interest expense:
Administrative expenses	(104)	(125)	(365)	(386)
Other non-interest expense	(1,089)	(7)	(1,105)	(22)

Total non-interest expense	(1,193)	(132)	(1,470)	(408)

Segment Earnings before income taxes	(1,721)	773	(328)	2,443
Income tax expense	602	(270)	115	(855)

Segment Earnings, net of taxes	(1,119)	503	(213)	1,588
Reconciliation to GAAP net loss:
Derivative- and foreign-currency denominated debt-related adjustments	(1,282)	(1,719)	(1,935)	(3,264)
Credit guarantee-related adjustments	—	1	—	2
Investment sales, debt retirements and fair value-related adjustments	(7,710)	659	(9,281)	349
Fully taxable-equivalent adjustment	(103)	(98)	(318)	(288)
Tax-related adjustments(1)	3,246	469	4,238	1,311

Total reconciling items, net of taxes	(5,849)	(688)	(7,296)	(1,890)

GAAP net loss	$(6,968)	$(185)	$(7,509)	$(302)

Key metrics — Investments:
Growth:
Purchases of securities — Mortgage-related investment portfolio:(2)(3)
Guaranteed PCs and Structured Securities	$21,938	$47,110	$134,536	$103,423
Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities	12,173	5,599	46,244	10,431
Non-agency mortgage-related securities	22	10,187	1,906	62,740

Total purchases of securities — Mortgage-related investment portfolio	$34,133	$62,896	$182,686	$176,594

Growth rate of mortgage-related investment portfolio (annualized)	(32.64)%	(0.61)%	1.07%	0.96%
Return:
Net interest yield — Segment Earnings basis	0.72%	0.53%	0.58%	0.53%

(1)	Excludes any allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax asset.
(2)	Based on unpaid principal balance and excludes mortgage-related securities traded, but not yet settled.
(3)	Exclude single-family mortgage loans.

38	Freddie Mac

Segment Earnings for our Investments segment decreased $1.6 billion in the third quarter of 2008 compared to the third quarter of 2007. For our Investments segment, Segment Earnings non-interest income (loss) for the third quarter of 2008 includes the recognition of security impairments of $1.9 billion that reflect expected credit principal losses on our non-agency mortgage-related securities compared to security impairments of $1 million in the third quarter of 2007. Security impairments that reflect expected or realized credit principal losses are realized immediately pursuant to GAAP and in Segment Earnings. In contrast, non-credit related security impairments are not included in Segment Earnings. Segment Earnings non-interest expense for the third quarter of 2008 includes a loss of $1.1 billion related to the Lehman short-term lending transactions. Segment Earnings net interest income increased $434 million and our Segment Earnings net interest yield increased 19 basis points for the third quarter of 2008 compared to the third quarter of 2007. The increases in Segment Earnings net interest income and net interest yield were primarily driven by both fixed-rate assets purchased at wider spreads relative to our funding costs and the replacement of higher cost short- and long-term debt with lower cost debt issuances.

Segment Earnings for our Investments segment decreased $1.8 billion in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Segment Earnings for our Investments segment includes the recognition of security impairments during the nine months ended September 30, 2008, of $2.0 billion that reflect expected credit principal losses on our non-agency mortgage-related securities compared to $2 million of security impairments recognized during the nine months ended September 30, 2007. Segment Earnings non-interest expense for the nine months ended September 30, 2008 includes a loss of $1.1 billion related to the Lehman short-term lending transactions. Segment Earnings net interest income increased $322 million and our Segment Earnings net interest yield increased 5 basis points to 58 basis points for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increases were primarily due to purchases of fixed rate assets at wider spreads relative to our funding costs as well as the amortization of gains on certain futures positions that matured in March 2008 and the replacement of higher cost short- and long-term debt with lower cost debt issuances. Partially offsetting these increases in Segment Earnings net interest income were lower returns on floating rate securities.

In the three and the nine months ended September 30, 2008, the annualized growth rates of our mortgage-related investment portfolio were (32.64)% and 1.07%, respectively, compared to (0.61%) and 0.96% for the three and nine months ended September 30, 2007. The unpaid principal balance of our mortgage-related investment portfolio increased from $663.2 billion at December 31, 2007 to $668.6 billion at September 30, 2008. The overall increase in the unpaid principal balance of our mortgage-related investment portfolio was primarily due to more favorable investment opportunities for agency securities, due to liquidity concerns in the market, during the latter half of the first quarter and continuing into the second quarter.

Over the course of the past year, worldwide financial markets have experienced unprecedented levels of volatility. This has been particularly true over the latter half of the third quarter of 2008 as market participants struggled to digest the new government initiatives, including our conservatorship. In this environment where demand for debt instruments weakened considerably, the debt funding markets are sometimes frozen, and our ability to access both the term and callable debt markets has been limited. As a result, toward the latter part of the third quarter and continuing into the fourth quarter, we have relied increasingly on the issuance of shorter-term debt at higher interest rates. While we use interest rate derivatives to economically hedge a significant portion of our interest rate exposure, we are exposed to risks relating to both our ability to issue new debt when our outstanding debt matures and to the variability in interest costs on our new issuances of debt which directly impacts our Investments Segment earnings.

We held $57.1 billion of non-Freddie Mac agency mortgage-related securities and $204.5 billion of non-agency mortgage-related securities as of September 30, 2008 compared to $47.8 billion of non-Freddie Mac agency mortgage-related securities and $233.8 billion of non-agency mortgage-related securities as of December 31, 2007.

At September 30, 2008 and December 31, 2007, we held investments of $79.8 billion and $101.3 billion, respectively, of non-agency mortgage-related securities backed by subprime loans. In addition to the contractual interest payments, we receive substantial monthly remittances of principal repayments on these securities, which totaled more than $5.9 billion and $21.6 billion during the three and nine months ended September 30, 2008, respectively, representing a return on our investment in these securities. These securities include significant credit enhancement, particularly through subordination, and 80% and 100% of these securities were investment grade at September 30, 2008 and December 31, 2007, respectively. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $8.8 billion and $5.6 billion at September 30, 2008 and December 31, 2007, respectively. We believe that the declines in fair values for these securities are mainly attributable to poor underlying collateral performance, decreased liquidity and larger risk premiums in the mortgage market.

We also invested in non-agency mortgage-related securities backed by Alt-A and other loans in our mortgage-related investment portfolio. We have classified these securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. We have classified $46 billion and

39	Freddie Mac

$51.3 billion of our single-family non-agency mortgage-related securities as Alt-A and other loans at September 30, 2008 and December 31, 2007, respectively. In addition to the contractual interest payments, we receive substantial monthly remittances of principal repayments on these securities, which totaled $1.6 billion and $5.9 billion during the three and nine months ended September 30, 2008, respectively, representing a return on our investment in these securities. We have focused our purchases on credit-enhanced, senior tranches of these securities, which provide additional protection due to subordination. 89% and 100% of these securities were investment grade at September 30, 2008 and December 31, 2007, respectively. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $5.8 billion and $1.7 billion at September 30, 2008 and December 31, 2007, respectively. The declines in fair values for these securities are mainly attributable to poor underlying collateral performance, decreased liquidity and larger risk premiums in the mortgage market. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship may negatively impact our Investments segment results. For example, the planned reduction in our retained portfolio balance to $250 billion, through successive annual 10% declines commencing in 2010, will cause a corresponding reduction in our net interest income. This may cause our Investments segment results to decline.

Single-Family Guarantee Segment

Through our Single-family Guarantee segment, we seek to issue guarantees that we believe offer attractive long-term returns relative to anticipated credit costs while fulfilling our mission to provide liquidity, stability and affordability in the residential mortgage market. In addition, we seek to improve our share of the total residential mortgage securitization market by enhancing customer service and increasing the volume of business with our customers.

40	Freddie Mac

Table 14 presents the Segment Earnings of our Single-family Guarantee segment.

Table 14 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Segment Earnings:
Net interest income(1)	$52	$181	$187	$528
Non-interest income:
Management and guarantee income	883	738	2,618	2,119
Other non-interest income(1)	94	27	301	77

Total non-interest income	977	765	2,919	2,196
Non-interest expense:
Administrative expenses	(164)	(203)	(580)	(611)
Provision for credit losses	(5,899)	(1,417)	(9,878)	(2,175)
REO operations expense	(333)	(50)	(806)	(80)
Other non-interest expense	(20)	(18)	(68)	(58)

Total non-interest expense	(6,416)	(1,688)	(11,332)	(2,924)

Segment Earnings (loss) before income taxes	(5,387)	(742)	(8,226)	(200)
Income tax benefit	1,886	259	2,879	70

Segment Earnings (loss), net of taxes	(3,501)	(483)	(5,347)	(130)
Reconciliation to GAAP net loss:
Credit guarantee-related adjustments	(1,074)	(927)	574	(597)
Tax-related adjustments(2)	375	325	(202)	208

Total reconciling items, net of taxes	(699)	(602)	372	(389)

GAAP net loss	$(4,200)	$(1,085)	$(4,975)	$(519)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(3)	$1,792	$1,612	$1,761	$1,552
Issuance — Single-family credit guarantees(3)	$64	$125	$309	$357
Fixed-rate products — Percentage of issuances(4)	88.5%	86.3%	88.3%	80.1%
Liquidation rate — Single-family credit guarantees (annualized rate)(5)	12.1%	13.3%	16.8%	15.3%
Credit:
Delinquency rate(6)	1.22%	0.51%
Delinquency transition rate(7)	25.4%	15.1%
REO inventory increase, net (number of units)	6,060	1,664	13,697	3,161
Single-family credit losses, in basis points (annualized)	27.9	3.0	19.4	2.2
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(8)	$11,254	$11,034	$11,254	$11,034
30-year fixed mortgage rate(9)	6.3%	6.6%	6.1%	6.4%

(1)	In connection with the use of securitization trusts for the underlying assets of our PCs and Structured Securities in December 2007, we began recording trust management income in non-interest income. Trust management income represents the fees we earn as administrator, issuer and trustee. Previously, the benefit derived from interest earned on principal and interest cash flows between the time they were remitted to us by servicers and the date of distribution to our PCs and Structured Securities holders was recorded to net interest income.
(2)	Excludes any allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax asset.
(3)	Based on unpaid principal balance.
(4)	Excludes fixed-rate Structured Securities backed by non-Freddie Mac issued mortgage-related securities.
(5)	Includes termination of long-term standby commitments.
(6)	Represents the percentage of single-family loans in our credit guarantee portfolio, based on loan count, which are 90 days or more past due at period end and excluding loans underlying Structured Transactions. See “CREDIT RISKS — Mortgage Credit Risk” for a description of our Structured Transactions.
(7)	Represents the percentage of loans that have been reported as 90 days or more delinquent, which subsequently transitioned to REO within 12 months of the date of delinquency. The rate does not reflect other loss events, such as short-sales and deed-in-lieu transactions.
(8)	U.S. single-family mortgage debt outstanding as of June 30, 2008 for 2008 and September 30, 2007 for 2007. Source: Federal Reserve Flow of Funds Accounts of the United States of America dated September 18, 2008.
(9)	Based on Freddie Mac’s Primary Mortgage Market Survey, or PMMS. Represents the national average mortgage commitment rate to a qualified borrower exclusive of the fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Segment Earnings (loss) for our Single-family Guarantee segment declined to a loss of $(3.5) billion for the three months ended September 30, 2008 compared to a loss of $(483) million for the three months ended September 30, 2007. Segment Earnings (loss) for our Single-family Guarantee segment declined to a loss of $(5.3) billion for the nine months ended September 30, 2008 compared to a loss of $(130) million for the nine months ended September 30, 2007. These declines reflect an increase in normal credit-related expenses due to higher delinquency rates, higher volumes of non-performing loans and foreclosures, higher severity of losses on a per-property basis and a decline in home prices and other regional economic conditions. The decline in Segment Earnings for this segment for the three and nine months ended September 30, 2008 was partially offset by an increase in Segment Earnings management and guarantee income as compared to the three and nine months ended September 30, 2007. The increase in Segment Earnings management and guarantee income for this segment for the three and nine months ended September 30, 2008 is primarily due to higher average balances of the single-family credit guarantee portfolio, an increase in the average fee rates shown in the table below and higher delivery and credit fee amortization. Amortization of upfront fees increased as a result of cumulative catch-up adjustments

41	Freddie Mac

recognized during the nine months ended September 30, 2008. These cumulative catch-up adjustments result in a pattern of revenue recognition that more is consistent with our economic release from risk and the timing of the recognition of losses on pools of mortgage loans we guarantee.

Table 15 below provides summary information about Segment Earnings management and guarantee income for the Single-family Guarantee segment. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of credit fees.

Table 15 — Segment Earnings Management and Guarantee Income — Single-Family Guarantee

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$727	16.0	$639	15.6	$2,142	16.0	$1,835	15.5
Amortization of upfront fees included in other liabilities	156	3.4	99	2.5	476	3.5	284	2.5

Total Segment Earnings management and guarantee income	883	19.4	738	18.1	2,618	19.5	2,119	18.0

Adjustments to reconcile to consolidated GAAP:
Reclassification between net interest income and management and guarantee fee(1)	53		7		147		14
Credit guarantee-related adjustments(2)	(124)		(40)		(441)		(240)
Multifamily management and guarantee income(3)	20		13		54		44

Management and guarantee income, GAAP	$832		$718		$2,378		$1,937

(1)	Management and guarantee fees earned on mortgage loans held in our retained portfolio are reclassified from net interest income within the Investments segment to management and guarantee fees within the Single-family Guarantee segment. Buy-up and buy-down fees are transferred from the Single-family Guarantee segment to the Investments segment.
(2)	Primarily represent credit fee amortization adjustments.
(3)	Represents management and guarantee income recognized related to our Multifamily segment that is not included in our Single-family Guarantee segment.

For the three months ended September 30, 2008 and 2007, the annualized growth rates of our single-family credit guarantee portfolio were 2.2% and 18.3%, respectively. For the nine months ended September 30, 2008 and 2007, the annualized growth rates of our single-family credit guarantee portfolio were 7.1% and 17.1%, respectively. Our mortgage purchase volumes are impacted by several factors, including origination volumes, mortgage product and underwriting trends, competition, customer-specific behavior and contract terms. Single-family mortgage purchase volumes from individual customers can fluctuate significantly. Despite these fluctuations, our share of the overall single-family mortgage origination market was higher in the nine months ended September 30, 2008 as compared to recent years, as mortgage originators have generally tightened their credit standards, causing conforming mortgages to be the predominant product in the market during this period. As a result, we have seen improvements in the credit quality of mortgages delivered to us in 2008. However, our purchase volume and also our market share have significantly declined during the third quarter of 2008.

During 2008, we implemented several increases in delivery fees, which are paid at the time of securitization. These increases included a 25 basis point fee assessed on all loans purchased or guaranteed through flow-business channels, as well as higher or new upfront fees for certain mortgages deemed to be higher-risk based on product type, property type, loan purpose, LTV ratio and/or borrower credit scores. Upfront fees are recognized in Segment Earnings management and guarantee fee income rather than as part of income on guarantee obligation under GAAP. Certain of our planned increases in delivery fees that were to be implemented in November 2008, including a 25 basis point increase in flow-business purchases, have been cancelled. On October 3, 2008, we announced several changes to delivery fee schedules that take effect for settlements on and after January 2, 2009, including increasing certain delivery fees based on combinations of LTV ratios, credit scores, product types and other characteristics. These increases in delivery fees will have a positive impact on our results of operations; however, the appointment of FHFA as Conservator and the Conservator’s subsequent directive that we provide increased support to the mortgage market will likely affect future guarantee pricing decisions. The objectives set forth for us under our charter and conservatorship may negatively impact our Single-family Guarantee segment results. For example our objective of assisting the mortgage market may cause us to change our pricing strategy in our core mortgage loan purchase or guarantee business, which may cause our Single-Family guarantee segment results to suffer.

We have also made changes to our underwriting guidelines for loans delivered to us for purchase or securitization in order to reduce our credit risk exposure for new business. These changes include reducing purchases of mortgages with LTV ratios over 95%, and limiting combinations of higher-risk characteristics in loans we purchase, including those with reduced documentation. In some cases, binding commitments under existing customer contracts may delay the effective dates of underwriting adjustments for a period of months. There has been a shift in the composition of our new issuances during 2008 to a greater proportion of higher-quality, fixed-rate mortgages and a reduction in our guarantee of interest-only and Alt-A mortgage loans. For example, Alt-A loans made up approximately 18% and 22% of our mortgage purchase volume during 2006 and 2007, respectively. Due to changes in underwriting practices and reduced originations in the market during 2008, Alt-A loan products made up approximately $25.3 billion or 8% of our mortgage purchase volume during the nine months

42	Freddie Mac

ended September 30, 2008. In October 2008, we announced that we will no longer purchase mortgages originated in reliance on reduced documentation of income and assets and mortgages to borrowers with credit scores below a specified minimum delivered to us on and after February 1, 2009.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $5.9 billion for the three months ended September 30, 2008, compared to $1.4 billion for the three months ended September 30, 2007. Our Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $9.9 billion for the nine months ended September 30, 2008, compared to $2.2 billion for the nine months ended September 30, 2007, due to continued credit deterioration in our single-family credit guarantee portfolio, primarily related to 2006 and 2007 loan purchases. Mortgages in our single-family credit guarantee portfolio purchased by us in 2006 and 2007 have higher delinquency rates, higher transition rates to foreclosure, as well as higher loss severities on a per-property basis than our historical experiences. Our provision for credit losses is based on our estimate of incurred losses inherent in both our credit guarantee portfolio and the mortgage loans in our retained portfolio using recent historical performance, such as trends in delinquency rates, recent charge-off experience, recoveries from credit enhancements and other loss mitigation activities.

The delinquency rate on our single-family credit guarantee portfolio increased to 122 basis points as of September 30, 2008 from 65 basis points as of December 31, 2007. Increases in delinquency rates occurred in all product types for the three months ended September 30, 2008, but were most significant for interest-only, Alt-A and ARM mortgages. See “CREDIT RISKS — Table 49 — Single-Family Credit Loss Concentration Analysis” for additional delinquency information. We expect our delinquency rates will continue to rise in the remainder of 2008.

The impact of the weak housing market was first evident during 2007 in areas of the country where unemployment rates have been relatively high, such as the North Central region. However, we have also experienced significant increases in delinquency rates and REO activity in the West, Northeast and Southeast regions during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, particularly in the states of California, Florida, Nevada and Arizona. The West region represents approximately 30% of our REO property acquisitions during the nine months ended September 30, 2008, based on the number of units. The highest concentration in the West region is in the state of California. At September 30, 2008, our REO inventory in California represented approximately 30% of our total REO property inventory. California has accounted for an increasing amount of our credit losses and it comprised approximately 31% of our total credit losses in the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, our single-family credit guarantee portfolio also continued to experience increases in the rate at which loans transitioned from delinquency to foreclosure. The increase in these delinquency transition rates, compared to our historical experience, has been progressively worse for mortgage loans purchased by us during 2006 and 2007. This trend is, in part, due to the increase of non-traditional mortgage loans, such as interest-only and Alt-A mortgages, as well as an increase in estimated current LTV ratios for mortgage loans originated during those years. For the three months ended September 30, 2008, single-family charge-offs, gross, were $1.2 billion compared to $133 million for the three months ended September 30, 2007. Single-family charge-offs, gross, increased to $2.4 billion for the nine months ended September 30, 2008 as compared to $340 million for the nine months ended September 30, 2007, primarily due to the increase in the volume of REO acquisitions as well as continued deterioration in the national real estate market. In addition, there has also been an increase in loss severity, or the average charge-off, on a per property basis, during the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

Multifamily Segment

Through our Multifamily segment, we seek to manage our investments in multifamily mortgage loans to generate positive returns while fulfilling our mission to provide stability and liquidity for the financing of rental housing nationwide. We also seek to issue guarantees that we believe offer attractive long-term returns relative to anticipated credit costs. Prior to 2008, we have not typically securitized multifamily mortgages, because our multifamily loans are typically large, customized, non-homogenous loans that are not as conducive to securitization as single-family loans and the market for multifamily securitizations is relatively illiquid. Accordingly, we typically hold multifamily loans for investment purposes. Beginning in 2008, we have increased our guarantee portfolio of multifamily mortgages and we expect to further increase our multifamily guarantee activity in the remainder of 2008, as market conditions permit.

43	Freddie Mac

Table 16 presents the Segment Earnings of our Multifamily segment.

Table 16 — Segment Earnings and Key Metrics — Multifamily

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(dollars in millions)

Segment Earnings:
Net interest income	$120	$88	$293	$305
Non-interest income:
Management and guarantee income	20	14	54	44
Other non-interest income	16	7	31	16

Total non-interest income	36	21	85	60
Non-interest expense:
Administrative expenses	(37)	(48)	(135)	(142)
Provision for credit losses	(14)	(16)	(30)	(20)
REO operations expense	—	(1)	—	(1)
LIHTC partnerships	(121)	(111)	(346)	(354)
Other non-interest expense	(3)	(4)	(12)	(16)

Total non-interest expense	(175)	(180)	(523)	(533)

Segment Earnings (loss) before income taxes	(19)	(71)	(145)	(168)
LIHTC partnerships tax benefit	147	129	445	402
Income tax benefit	7	25	51	58

Segment Earnings, net of taxes	135	83	351	292
Reconciliation to GAAP net income:
Derivative-related adjustments	(10)	(6)	(24)	(14)
Credit guarantee-related adjustments	(2)	1	(6)	(1)
Investment sales, debt retirements and fair value-related adjustments	(7)	—	(7)	—
Tax-related adjustments(1)	7	1	13	5

Total reconciling items, net of taxes	(12)	(4)	(24)	(10)

GAAP net income	$123	$79	$327	$282

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio(2)	$66,004	$48,663	$62,507	$47,166
Average balance of Multifamily guarantee portfolio(2)	14,087	7,698	12,878	7,838
Purchases — Multifamily loan portfolio(2)	5,164	3,311	13,416	8,839
Purchases — Multifamily guarantee portfolio(2)	845	194	4,332	320
Liquidation rate — Multifamily loan portfolio (annualized rate)	4.1%	10.7%	6.1%	13.0%
Credit:
Delinquency rate(3)	0.01%	0.06%
Allowance for loan losses	$87	$45

(1)	Excludes any allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax asset.
(2)	Based on unpaid principal balance.
(3)	Based on net carrying value of mortgages 90 days or more delinquent as well as those in the process of foreclosure and excluding Structured Transactions.

The multifamily mortgage market differs from the residential single-family market in several respects. The likelihood that a multifamily borrower will make scheduled payments on its mortgage is a function of the ability of the property to generate income sufficient to make those payments, which is affected by rent levels and the percentage of available units that are occupied. Strength in the multifamily market therefore is affected by the balance between the supply of and demand for rental housing (both multifamily and single-family), which in turn is affected by employment, the number of new units added to the rental housing supply, rates of household formation and the relative cost of owner-occupied housing alternatives. Although multifamily demand market fundamentals have been solid in much of the nation, liquidity concerns and wider credit spreads have affected institutions that participate in the multifamily market during 2008. However, we have continued to support the multifamily housing market during 2008 by making investments that we believe have attractive expected returns. The objectives set forth for us under our charter and conservatorship may negatively impact our Multifamily segment results. For example, our objective of assisting the mortgage market may cause us to change our pricing strategy in our core mortgage loan purchase or guarantee business, which may cause our Multifamily segment results to suffer.

Segment Earnings for our Multifamily segment increased $52 million, or 63%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, primarily due to higher net interest income and higher non-interest income. Net interest income increased $32 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, driven by a 36% increase in the average balances of our Multifamily loan portfolio, partially offset by lower yield maintenance fee income on declines in loan refinancing activity. Loan purchases into the Multifamily loan portfolio were $5.2 billion for the three months ended September 30, 2008, a 56% increase compared to the three months ended September 30, 2007 as we continued to provide stability and liquidity for the financing of rental housing nationwide. Non-interest income increased $15 million due to an increase in management and

44	Freddie Mac

guarantee income and, to a lesser extent, an increase in bond application fees for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Segment Earnings for our Multifamily segment increased $59 million, or 20%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to higher LIHTC partnership tax benefit, higher non-interest income and lower non-interest expense, partially offset by a decrease in net interest income. LIHTC partnership tax benefit increased $43 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as we continued to see the benefit from new fund investments entered into during 2007. There have been no new LIHTC investments in 2008. Tax benefits from LIHTC partnerships are recognized in our Multifamily Segment Earnings apart from their use at the corporate level. Non-interest income increased $25 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to an increase in management and guarantee income and, to a lesser extent, an increase in bond application fees. Non-interest expense decreased $10 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily due to lower administrative expenses and lower expenses related to LIHTC partnerships, partially offset by an increase in provision for credit losses for our Multifamily segment. Net interest income of our Multifamily segment declined $12 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007 due to significantly lower yield maintenance fee income on declines in loan refinancing activity. Loan purchases into the Multifamily loan portfolio were $13.4 billion for the nine months ended September 30, 2008, a 52% increase when compared to the nine months ended September 30, 2007. As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we have provided commitments to advance funds, commonly referred to as “liquidity guarantees.” At September 30, 2008, we had outstanding liquidity guarantee advances of $307 million. See “OFF-BALANCE SHEET ARRANGEMENTS” for more information about our liquidity guarantees.

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

Cash and Investments Portfolio

We maintain a cash and investments portfolio that is important to our financial management and our ability to provide liquidity and stability to the mortgage market. Of the $68.6 billion in this portfolio as of September 30, 2008, $50.2 billion represents investments in cash and cash equivalents. At September 30, 2008, the investments in this portfolio also included $10.4 billion of non-mortgage-related securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also use this portfolio to help manage recurring cash flows and meet our other cash management needs. In addition, we use the portfolio to hold capital on a temporary basis until we can deploy it into retained portfolio investments or credit guarantee opportunities. We may also sell the securities in this portfolio to meet mortgage-funding needs, provide diverse sources of liquidity or help manage the interest-rate risk inherent in mortgage-related assets.

Credit concerns and resulting liquidity issues have greatly affected the financial markets. The reduced liquidity in U.S. financial markets prompted the Federal Reserve to take several significant actions during 2008, including a series of reductions in the discount rate totaling 3.0%. The rate reductions by the Federal Reserve have had an impact on other key market rates affecting our assets and liabilities, including generally reducing the return on our cash and investments portfolio and lowering our cost of short-term debt financing. During the nine months ended September 30, 2008, we increased the balance of our cash and investments portfolio by $18 billion, primarily due to a $42 billion increase in highly liquid shorter-term cash and cash equivalent assets including deposits in financial institutions and commercial paper partially offset by a $25 billion decrease in longer-term non-mortgage-related investments including asset-backed securities. As a result of counterparty credit concerns during the third quarter, these deposits in financial institutions included substantial cash balances in accounts that did not earn a rate of return.

We recognized other-than-temporary impairment charges in our cash and investments portfolio of $244 million, during the third quarter of 2008, related to our non-mortgage-related investments with $10.8 billion of unpaid principal balance, as management could no longer assert the positive intent to hold these securities to recovery. Cumulative other-than-temporary impairments taken on these securities during 2008 were $458 million. The decision to impair these securities is consistent with our consideration of sales of securities from the cash and investments portfolio as a contingent source of liquidity. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the impairment loss required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. The portion of the impairment charges associated with these expected recoveries will be accreted back through net interest income in future periods. As a result of the other-than-temporary impairment charges recorded this quarter, there are no remaining net unrealized losses in our non-mortgage-related investments portfolio.

45	Freddie Mac

Retained Portfolio

We are primarily a buy-and-hold investor in mortgage assets. We invest principally in mortgage loans and mortgage-related securities, which consist of securities issued by us, Fannie Mae, Ginnie Mae and other financial institutions. We refer to these investments that are recorded on our consolidated balance sheet as our retained portfolio.

On October 9, 2008, FHFA announced that the Director of FHFA has suspended the capital classifications of Freddie Mac during the conservatorship, in light of the Purchase Agreement, and that existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship. However, under the Purchase Agreement our retained portfolio may not exceed $850 billion as of December 31, 2009 and then must decline by 10% per year thereafter until it reaches $250 billion.

46	Freddie Mac

Table 17 provides detail regarding the mortgage loans and mortgage-related securities in our retained portfolio.

Table 17 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio

	September 30, 2008			December 31, 2007
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(in millions)

Mortgage loans:
Single-family(1)
Conventional:(2)
Amortizing	$28,696	$806	$29,502	$20,461	$1,266	$21,727
Interest-only	412	780	1,192	246	1,434	1,680

Total conventional	29,108	1,586	30,694	20,707	2,700	23,407
RHS/FHA/VA	1,312	—	1,312	1,182	—	1,182

Total single-family	30,420	1,586	32,006	21,889	2,700	24,589
Multifamily(3)	63,077	5,229	68,306	53,114	4,455	57,569

Total mortgage loans	93,497	6,815	100,312	75,003	7,155	82,158

PCs and Structured Securities:(1)(4)
Single-family	277,927	94,426	372,353	269,896	84,415	354,311
Multifamily	267	2,326	2,593	2,522	137	2,659

Total PCs and Structured Securities	278,194	96,752	374,946	272,418	84,552	356,970

Non-Freddie Mac mortgage-related securities:(1)
Agency mortgage-related securities:(5)
Fannie Mae:
Single-family	21,633	34,105	55,738	23,140	23,043	46,183
Multifamily	652	124	776	759	163	922
Ginnie Mae:
Single-family	412	157	569	468	181	649
Multifamily	25	—	25	82	—	82

Total agency mortgage-related securities	22,722	34,386	57,108	24,449	23,387	47,836

Non-agency mortgage-related securities:
Single-family:
Subprime(6)	451	79,303	79,754	498	100,827	101,325
Alt-A and other(7)	3,365	42,627	45,992	3,762	47,551	51,313
Commercial mortgage-backed securities	25,155	39,196	64,351	25,709	39,095	64,804
Obligations of states and political subdivisions(8)	13,011	45	13,056	14,870	65	14,935
Manufactured housing(9)	1,165	192	1,357	1,250	222	1,472

Total non-agency mortgage-related securities(10)	43,147	161,363	204,510	46,089	187,760	233,849

Total unpaid principal balance of retained portfolio	$437,560	$299,316	736,876	$417,959	$302,854	720,813

Premiums, discounts, deferred fees, impairments of unpaid principal balances and other basis adjustments			(8,654)			(655)
Net unrealized losses on mortgage-related securities, pre-tax			(33,145)			(10,116)
Allowance for loan losses on mortgage loans held-for-investment(11)			(459)			(256)

Total retained portfolio per consolidated balance sheets			$694,618			$709,786

(1)	Variable-rate single-family mortgage loans and mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	See “CREDIT RISKS — Mortgage Credit Risk” for information on Alt-A and subprime loans, which are a component of our single-family conventional mortgage loans.
(3)	Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.
(4)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral.
(5)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(6)	Single-family non-agency mortgage-related securities backed by subprime residential loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 18 — Investments in Available-for-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans, Alt-A, MTA and Other Loans in our Retained Portfolio,” “Table 24 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at September 30, 2008” and “Table 25 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at September 30, 2008 and November 10, 2008.”
(7)	Single-family non-agency mortgage-related securities backed by Alt-A and other mortgage loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 18 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans, Alt-A, MTA and Other Loans in our Retained Portfolio,” “Table 26 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans at September 30, 2008” and “Table 27 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans at September 30, 2008 and November 10, 2008.”
(8)	Consist of mortgage revenue bonds. Approximately 61% and 67% of these securities held at September 30, 2008 and December 31, 2007, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(9)	At September 30, 2008 and December 31, 2007, 32% and 34%, respectively, of mortgage-related securities backed by manufactured housing bonds were rated BBB− or above, based on the lowest rating available. For the same dates, 91% and 93% of manufactured housing bonds had credit enhancements, respectively, including primary monoline insurance that covered 23% of the manufactured housing bonds. At September 30, 2008 and December 31, 2007, we had secondary insurance on 60% and 72% of these bonds that were not covered by the primary monoline insurance, respectively. Approximately 3% and 28% of these mortgage-related securities were backed by manufactured housing bonds AAA-rated at September 30, 2008 and December 31, 2007, respectively, based on the lowest rating available.
(10)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 66% and 96% of total non-agency mortgage-related securities held at September 30, 2008 and December 31, 2007, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(11)	See “CREDIT RISKS — Credit Loss Performance — Loan Loss Reserves” for information about our allowance for loan losses on mortgage loans held-for-investment.

47	Freddie Mac

The unpaid principal balance of our retained portfolio increased by $16.1 billion to $736.9 billion at September 30, 2008 compared to December 31, 2007. The unpaid principal balance of the mortgage-related securities held in our retained portfolio decreased by $2.1 billion during the nine months ended September 30, 2008, while the balance of mortgage loans increased by $18.2 billion over the same period. Although our PCs and Structured Securities and agency mortgage-related securities balances increased $27.2 billion during this period, this was more than offset by the decrease in the unpaid principal balance of our non-agency mortgage-related securities. Non-agency mortgage-related securities decreased $29.3 billion primarily due to principal repayments on securities backed by subprime and Alt-A loans.

Included in our retained portfolio are mortgage loans with higher risk characteristics and mortgage-related securities backed by subprime loans and Alt-A and other loans. Included in our Alt-A loans are MTA loans.

Single-Family Mortgage Loans Held in Our Retained Portfolio

We do not generally classify our investments in single-family mortgage loans within our retained portfolio as either prime or subprime; however, we recognize that there are mortgage loans in our retained portfolio with higher risk characteristics. For example, we estimate that there are $1.4 billion and $1.3 billion at September 30, 2008 and December 31, 2007, respectively, of loans with original LTV ratios greater than 90% and credit scores, based on the rating system scale developed by Fair, Isaac and Co., Inc., or FICO, less than 620 at the time of loan origination. See “Credit Risks — Mortgage Credit Risk” for further information.

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

At September 30, 2008 and December 31, 2007, we held investments of $79.8 billion and $101.3 billion, respectively, of non-agency mortgage-related securities backed by subprime loans in our retained portfolio. In addition to the contractual interest payments, we receive substantial monthly remittances of principal repayments on these securities, which totaled approximately $5.9 billion and $21.6 billion during the three and nine months ended September 30, 2008, respectively, representing a return of our investment in these securities. These securities include significant credit enhancement, particularly through subordination, and 80% and 100% of these securities were investment grade at September 30, 2008 and December 31, 2007, respectively. Of the securities rated below investment grade by at least one rating agency, 67% are rated as investment grade by at least one other rating agency. We recognized impairment losses on these securities of $1.7 billion for the three months ended September 30, 2008. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $8.8 billion and $5.6 billion at September 30, 2008 and December 31, 2007, respectively. We believe that the declines in fair values for these securities are mainly attributable to decreased liquidity and larger risk premiums in the mortgage market.

Non-Agency Mortgage-Related Securities Backed by Alt-A and Other Loans

Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A. Although there is no universally accepted definition of Alt-A, industry participants have used this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. We have classified these securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. We have classified $46.0 billion and $51.3 billion of our single-family non-agency mortgage-related securities as Alt-A and other at September 30, 2008 and December 31, 2007, respectively.

Of these securities $20.0 billion and $21.3 billion are backed by MTA loans at September 30, 2008 and December 31, 2007, respectively. The MTA adjustable-rate loans that back these securities allow the borrower to select from a choice of payments, including options that result in negative amortization. The payment options are usually indexed to the moving average one-year Constant Maturity Treasury rate. The credit characteristics of these securities are similar to our other securities backed by Alt-A loans; however there is significant uncertainty related to future borrower behavior when payments recast.

In addition to the contractual interest payments, we receive substantial monthly remittances of principal repayments on these Alt-A and other securities, which totaled $1.6 billion and $5.9 billion during the three and nine months ended September 30, 2008, respectively, representing a return of our investment in these securities. We focused our purchases on credit-enhanced, senior tranches of these securities, which provide additional protection due to subordination. Of these securities, 89% and 100% were investment grade at September 30, 2008 and December 31, 2007, respectively. We

48	Freddie Mac

recognized impairment losses on these securities of $7.1 billion for the three months ended September 30, 2008. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $5.8 billion and $1.7 billion at September 30, 2008 and December 31, 2007, respectively. We believe the declines in fair values for these securities are mainly attributable to decreased liquidity and larger risk premiums in the mortgage market.

Table 18 provides an analysis of investments in available-for-sale non-agency mortgage-related securities backed by subprime loans and Alt-A, MTA and other loans in our retained portfolio at September 30, 2008.

Table 18 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans, Alt-A, MTA and Other Loans in our Retained Portfolio

	As of September 30, 2008
	Unpaid		Gross					Current
	Principal	Amortized	Unrealized	Collateral	Original	September 30, 2008	Current	Investment
Non-agency mortgage-related securities backed by:	Balance	Cost	Losses	Delinquency(1)	% AAA(2)	% AAA	% AAA(3)	Grade(4)
	(dollars in millions)

Subprime loans:
First lien	$78,906	$76,986	$(13,475)	35%	100%	48%	37%	74%
Second lien	836	500	(80)	11%	100%	—	—%	12%

Total non-agency mortgage-related securities, backed by subprime loans	$79,742	$77,486	$(13,555)	34%	100%	47%	36%	73%

Alt-A and other loans:
Alt-A	$21,743	$19,867	$(4,055)	14%	100%	75%	64%	83%
MTA	19,996	15,072	(3,355)	24%	100%	59%	54%	80%
Other(5)	4,253	3,736	(1,446)		100%	20%	20%	89%

Total non-agency mortgage-related securities, backed by Alt-A, MTA and other loans	$45,992	$38,675	$(8,856)		100%	63%	55%	82%

(1)	Determined based on loans that are 60 days or more past due that underlie the securities and based on servicing data reported for September 30, 2008.
(2)	Reflects the composition of the portfolio that was AAA-rated as of the date of our acquisition of the security, based on the lowest rating available.
(3)	Reflects the AAA-rated composition of the securities as of November 10, 2008, based on the lowest rating available.
(4)	Reflects the composition of these securities with credit ratings BBB– or above as of November 10, 2008, based on unpaid principal balance and the lowest rating available.
(5)	Includes securities backed by FHA/VA mortgages, home-equity lines of credit and other residential loans.

49	Freddie Mac

Table 19 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities and estimated fair values for trading securities by major security type held in our retained portfolio.

Table 19 — Available-for-Sale Securities and Trading Securities in our Retained Portfolio

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in millions)
September 30, 2008

Retained portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$277,099	$1,632	$(3,977)	$274,754
Subprime	77,486	3	(13,555)	63,934
Commercial mortgage-backed securities	64,383	1	(7,339)	57,045
Alt-A and other	38,675	7	(8,856)	29,826
Fannie Mae	40,194	243	(471)	39,966
Obligations of states and political subdivisions	13,072	8	(1,635)	11,445
Manufactured housing	1,030	73	(58)	1,045
Ginnie Mae	381	18	(1)	398

Total available-for-sale mortgage-related securities	$512,320	$1,985	$(35,892)	$478,413

Trading mortgage-related securities:
Freddie Mac				$100,484
Fannie Mae				17,267
Ginnie Mae				197
Other				54

Total trading mortgage-related securities				$118,002

December 31, 2007

Retained portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$346,569	$2,981	$(2,583)	$346,967
Subprime	101,278	12	(8,584)	92,706
Commercial mortgage-backed securities	64,965	515	(681)	64,799
Alt-A and other	51,456	15	(2,543)	48,928
Fannie Mae	45,688	513	(344)	45,857
Obligations of states and political subdivisions	14,783	146	(351)	14,578
Manufactured housing	1,149	131	(12)	1,268
Ginnie Mae	545	19	(2)	562

Total available-for-sale mortgage-related securities	$626,433	$4,332	$(15,100)	$615,665

Trading mortgage-related securities:
Freddie Mac				$12,216
Fannie Mae				1,697
Ginnie Mae				175
Other				1

Total trading mortgage-related securities				$14,089

September 30, 2007

Retained portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$345,724	$1,597	$(4,879)	$342,442
Subprime	104,932	4	(1,827)	103,109
Commercial mortgage-backed securities	62,189	228	(1,140)	61,277
Alt-A and other	52,916	18	(1,166)	51,768
Fannie Mae	46,046	313	(552)	45,807
Obligations of states and political subdivisions	14,548	166	(237)	14,477
Manufactured housing	1,061	140	—	1,201
Ginnie Mae	581	16	(6)	591

Total available-for-sale mortgage-related securities	$627,997	$2,482	$(9,807)	$620,672

Trading mortgage-related securities:
Freddie Mac				$11,713
Fannie Mae				1,713
Ginnie Mae				184
Other				1

Total trading mortgage-related securities				$13,611

At September 30, 2008, our gross unrealized losses on available-for-sale mortgage-related securities were $35.9 billion. The main components of these losses are gross unrealized losses of $29.8 billion related to non-agency mortgage-related securities backed by subprime, Alt-A and other loans and commercial mortgage-backed securities. We believe that these unrealized losses on non-agency mortgage-related securities at September 30, 2008, were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. All securities in an unrealized loss position are

50	Freddie Mac

evaluated to determine if the impairment is other-than-temporary. The evaluation of these securities considers all available information, including analyses based on default, prepayment and borrower behavior assumptions.

Other-Than-Temporary Impairments

Of our $204.5 billion in non-agency mortgage-related securities in our available-for-sale portfolio at September 30, 2008, we have identified securities backed by subprime and Alt-A and other loans, including MTA loans, with $21.7 billion of unpaid principal balance that are probable of incurring a contractual principal or interest loss due to significant recent and sustained deterioration in the performance of the underlying collateral of these securities, considerably more pessimistic expectations around future performance due to the unprecedented deterioration in economic conditions since the second quarter, and decreased confidence in the credit enhancements related to two primary monoline insurers where we have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that in such a case, there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. As such, we recognized impairment losses on these securities of $8.9 billion during the third quarter of 2008, which were determined to be other-than-temporary. The recent deterioration has not impacted our ability and intent to hold these securities. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the impairment loss required to be recorded under GAAP. The portion of the impairment charges associated with these expected recoveries will be accreted back through net interest income in future periods.

The deterioration in the mortgage market and resulting illiquidity has caused the government to take unprecedented action during the third quarter of 2008 to intervene. The decline in mortgage credit performance has been most severe for subprime loans and Alt-A and other loans, including MTA loans, and for the institutions holding those assets. Many of the same global economic factors impacting the performance of our guarantee portfolio led to a considerably more pessimistic outlook for the performance of our mortgage-related securities in our retained portfolio. Rising unemployment, accelerating house price declines, tight credit conditions, volatility in mortgage and LIBOR rates, and weakening consumer confidence not only contributed to poor performance during the quarter but significantly impacted our expectations regarding future performance, both of which are critical in assessing other-than-temporary impairments. Furthermore, the subprime loans and Alt-A and other loans backing our securities have significantly greater concentrations in the states that are undergoing the greatest stress, such as California, Florida, Arizona and Nevada. During the third quarter of 2008, delinquencies increased at an accelerating pace while severities and loss rates also deteriorated. For example, delinquencies on 2006 and 2007 MTA loans, which accounted for the largest share of our impairments, increased by 30% and 41%, respectively, during the quarter, exclusive of defaulted loans leaving the pools. Additionally, there were significant negative ratings actions and sustained categorical asset price declines most notably in the securities backed by Alt-A loans including MTA loans in our portfolio. The decline in current and expected mortgage credit performance has also impacted the financial strength of certain monolines, resulting in us concluding that we could not rely on the insurance protection provided by two of these companies. The combination of all of these factors not only had a material, negative impact on our view of expected performance, but also significantly reduced the likelihood of more favorable outcomes, resulting in a substantial increase in other-than temporary impairments.

While it is possible that under certain conditions, defaults and severity of losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were probable at September 30, 2008. Based on our ability and intent to hold our remaining available-for-sale securities for a sufficient time to recover all unrealized losses and our consideration of all available information, we have concluded that the reduction in fair value of these securities was temporary at September 30, 2008. These assessments require significant judgment and are subject to change as the performance of the individual securities changes, mortgage conditions evolve and our assessments of future performance are updated. Furthermore, different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes and these differences tend to be magnified for nontraditional products such as MTA loans.

The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. Important factors include the length of time and extent to which the fair value of the security has been less than book value; the impact of changes in credit ratings (i.e., rating agency downgrades); our intent and ability to retain the security in order to allow for a recovery in fair value; and an analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future default, prepayment and borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics) that also underlies the other impairment factors mentioned above, and we qualitatively consider all available information when assessing whether an impairment is other-than-temporary. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Based on the results of this

51	Freddie Mac

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

We have concluded that the unrealized losses included in Table 19 are temporary since we have the ability and intent to hold the securities to recovery. These conclusions are based on the following analyses, which are conducted on a quarterly basis and are subject to change as new information regarding delinquencies, severities, timing of losses, prepayment rates and other factors becomes available.

Freddie Mac and Fannie Mae Securities

These securities generally fit into one of two categories:

Unseasoned Securities — These securities may be utilized for resecuritization transactions. We frequently resecuritize agency securities, typically unseasoned pass-through securities. In these resecuritization transactions, we typically retain an interest representing a majority of the cash flows, but consider the resecuritization to be a sale of all of the securities for purposes of assessing if an impairment is other-than-temporary. As these securities have generally been recently acquired, they generally have coupon rates and prices close to par, so any decline in the fair value of these agency securities is relatively small. This means that the decline could be recovered easily, and we expect that the recovery period would be in the near term. Notwithstanding this, we recognize other-than-temporary impairments on any of these securities that are likely to be sold. This population is identified based on our expectations of resecuritization volume and our eligible collateral that is on hand. If any of the securities identified as likely to be sold are in a loss position, other-than-temporary impairment is recorded because management cannot assert that it has the intent to hold such securities to recovery. Any additional losses realized upon sale result from further declines in fair value subsequent to the balance sheet date. For securities that are not likely to be sold, we expect to recover any unrealized losses by holding them to maturity.

Seasoned Securities — These securities are not usually utilized for resecuritization transactions. We hold the seasoned agency securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed and we have the ability and intent to hold these securities, any unrealized loss will be recovered. The unrealized losses on agency securities are primarily a result of movements in interest rates.

Non-Agency Mortgage-Related Securities

We believe the unrealized losses on our non-agency mortgage-related securities are primarily a result of decreased liquidity and larger risk premiums. With the exception of the other-than-temporarily impaired securities discussed previously, we have not identified any securities that were probable of incurring a contractual principal or interest loss at September 30, 2008. As such, and based on our ability and intent to hold these securities for a period of time sufficient to recover all unrealized losses, we have concluded that the impairment of these securities was temporary.

Our review of the securities backed by subprime and Alt-A and other loans includes analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider certain qualitative factors such as the availability of capital, generation of new business, pending regulatory action, ratings, security prices and credit default swap levels traded on the insurers. In order to determine whether securities are other-than-temporarily impaired, these analyses use assumptions about the losses likely to result from the underlying collateral that are currently more than 60 days delinquent and then evaluate what percentage of the remaining collateral (that are current or less than 60 days delinquent) would have to default to create a loss. In making these determinations, we consider loan level information including estimated LTV ratios, FICO scores, geographic concentrations and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations. The future default rate, severity and prepayment assumptions required to realize a loss are evaluated for probability of occurring. If these assumptions are probable, considering all other factors, the impairment is judged to be other than temporary.

We perform a stress test based on the key assumptions in the above analyses to determine whether we would receive our contractual payments on these securities in adverse credit environments. These tests simulate the distribution of cash flows from the underlying loans to the securities that we hold considering different default rate and severity assumptions. In evaluating each scenario, we use numerous assumptions (in addition to the default rate and severity assumptions), including, but not limited to the timing of losses, prepayment rates, the collectibility of excess interest and interest rates that could materially impact the results. These tests are performed on a security-by-security basis for all of our securities backed by subprime and Alt-A and other loans, including MTA loans.

52	Freddie Mac

In evaluating our non-agency mortgage-related securities backed by subprime and Alt-A and other loans, including MTA loans, for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition and had decreased between the latest balance sheet date and the release of these financial statements. We expect this trend to continue for the remainder of 2008. Although the ratings have declined, the ratings themselves have not been determinative that a loss is probable. According to Standard & Poor’s, or S&P, a security may withstand up to 115% of S&P’s base case loss assumptions and still receive a BB, or below investment grade, rating. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have other-than-temporarily impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade. See Tables 24 through 27 for the ratings of our non-agency mortgage-related securities backed by subprime and Alt-A and other loans including MTA loans.

Furthermore, we considered significant declines in fair value since June 30, 2008 to assess if they were indicative of potential future cash shortfalls. In this assessment, we generally placed greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, received greater weight.

We have identified 105 uninsured securities with $19.7 billion of unpaid principal balance that we have judged probable of incurring a contractual principal or interest loss due to poor performance of the underlying collateral and more pessimistic expectations regarding future performance of these securities. In addition, we have identified 19 securities with $2.0 billion of unpaid principal balance with credit enhancements that included monoline insurance where we have determined that it is not probable that the monoline insurers will have the ability to pay all future claims should a principal or interest shortfall occur and that absent such coverage a principal loss is likely to occur. As such, we recognized impairment losses on these securities of $8.9 billion, which were determined to be other-than-temporary during the third quarter of 2008. Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. Our non-agency mortgage-related securities have not yet experienced significant cumulative losses or declines in our credit enhancement levels on most of our holdings. While it is possible that, under certain conditions (especially given current economic conditions), defaults and loss severities on the remaining securities could reach or even exceed the levels used for our stress test scenarios and a principal or interest loss could occur on certain individual securities where the impairment was judged to be temporary, we do not believe that those conditions are probable as of September 30, 2008. Additionally, for the securities where we determined that the impairment was other-than-temporary, we estimate that the future expected principal and interest shortfall will be significantly less than the impairment loss required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. For some of these securities it is possible that we may not realize any loss.

Hypothetical stress test scenarios on our investments in non-agency mortgage-related securities backed by first lien subprime loans

For our non-agency mortgage-related securities backed by first lien subprime loans, we use several default rate and severity stress test scenarios, including those disclosed in “Table 20 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities Backed by First Lien Subprime Loans.” This table is designed to give insight into potential economic losses under hypothetical scenarios. We divided the portfolio into delinquency quartiles and ran the most stressful default rates on the quartiles with the highest levels of current delinquencies. Given the combination of the significant deterioration in the economic outlook and the poor performance of the underlying collateral, we have increased the default and severity assumptions used in our hypothetical stress tests. For our non-agency mortgage-related securities backed by subprime loans except those that were determined to be other-than-temporarily impaired, we currently believe that the stress and default and severity assumptions that would indicate a potential loss are more severe than what we currently believe are probable.

Our most severe default rate for our worst quartiles and severity assumptions for all quartiles are 80% and 70%, respectively, for these securities. As disclosed on Table 20, even in our most severe stress test scenarios, our potential losses are only 9% of our total non-agency mortgage-related securities backed by first lien subprime loans. However, current mortgage market conditions are unprecedented and actual default and severity experience could differ materially from our expectations. Furthermore, different market participants could arrive at different conclusions regarding the likelihood of various default and severity outcomes. Current collateral delinquency rates presented in Table 20 averaged 35% for first lien subprime loans.

53	Freddie Mac

Table 20 provides the summary results of the default rate and severity stress test scenarios for our investments in available-for-sale non-agency mortgage-related securities backed by first lien subprime loans at September 30, 2008. In addition to the stress tests scenarios, Table 20 also displays underlying collateral performance and credit enhancement statistics, by vintage and quartile of delinquency. Within each of these quartiles, there is a distribution of both credit enhancement levels and delinquency performance, and individual security performance will differ from the quartile as a whole. Furthermore, some individual securities with lower subordination could have higher delinquencies. The projected economic losses presented in each stress test scenario represent the cash losses we may experience given the related assumptions. However, these amounts do not represent the other-than-temporary impairment charge that would result under the given scenario. Any other-than-temporary impairment charges would vary depending on the fair value of the security at that point in time.

Table 20 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities Backed by First Lien Subprime Loans

		September 30, 2008
		Underlying Collateral Performance		Credit Enhancements Statistics
		Unpaid			Minimum	Stress Test Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity		Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	55	70	Rate	55	70
		(dollars in millions)

2004 & Prior	1	$321	12%	51%	33%	40%	$—	$—	50%	$—	$11
2004 & Prior	2	303	18	57	22	45	—	—	55	—	—
2004 & Prior	3	320	21	56	18	50	—	1	60	1	2
2004 & Prior	4	326	30	64	23	55	—	2	65	1	8

2004 & Prior subtotal		$1,270	20	57	18		$—	$3		$2	$21

2005	1	$3,563	25	54	34	50	$—	$—	55	$—	$—
2005	2	3,420	33	58	38	55	—	—	60	—	—
2005	3	3,491	38	56	30	60	—	2	65	—	8
2005	4	3,482	45	52	23	65	1	12	70	3	29

2005 subtotal		$13,956	35	55	23		$1	$14		$3	$37

2006	1	$7,585	32	30	19	60	$14	$299	65	$96	$577
2006	2	7,811	38	33	20	65	17	258	70	83	576
2006	3	7,655	42	29	17	70	156	733	75	317	1,086
2006	4	7,714	50	32	16	75	194	1,019	80	430	1,451

2006 subtotal		$30,765	41	31	16		$381	$2,309		$926	$3,690

2007	1	$7,424	18	31	22	55	$—	$68	60	$11	$270
2007	2	7,434	27	27	20	60	30	387	65	123	784
2007	3	7,601	33	29	17	65	43	556	70	154	944
2007	4	7,449	40	27	19	70	161	1,041	75	460	1,501

2007 subtotal		$29,908	30	29	17		$234	$2,052		$748	$3,499

Total uninsured non-agency mortgage-related securities, backed by first lien subprime loans		$75,899	35	35	16		$616	$4,378		$1,679	$7,247

Non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$2,594
Non-investment grade — monoline — other-than-temporary impairments taken		413

Subtotal non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance(5)		$3,007

Total non-agency mortgage-related securities, backed by first lien subprime loans		$78,906

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected economic losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Hypothetical stress test scenarios on our investments in non-agency mortgage-related securities backed by Alt-A loans

For our non-agency mortgage-related securities backed by Alt-A loans, we use several default rate and severity stress test scenarios, including those disclosed in “Table 21 — Investments in Non-Agency Mortgage-Related Securities backed by Alt-A Loans.” This table is designed to give insight into potential economic losses under hypothetical scenarios. We divided the portfolio into delinquency quartiles and ran the most stressful default rates on the cohorts with the highest levels of current delinquencies. Given the combination of the significant deterioration in the economic outlook and the poor performance of the underlying collateral, we have increased the default and severity assumptions used in our hypothetical stress tests. For our non-agency mortgage-related securities backed by Alt-A loans except those that were determined to be

54	Freddie Mac

other-than-temporarily impaired, we currently believe that the stress and default and severity assumptions that would indicate a potential loss are more severe than what we currently believe are probable.

Our most severe default rate for our worst quartiles is 65%. Our most severe severity assumptions for our non-agency mortgage-related securities backed by non-MTA and MTA Alt-A loans are 55% and 60%, respectively. As disclosed in Table 21, even in our most severe stress test scenarios, our potential losses are only 10% of our total non-agency mortgage-related securities backed by Alt-A loans. However, current mortgage market conditions are unprecedented and actual default and severity experience for Alt-A loans could differ materially from our expectations. Furthermore, different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes and these differences tend to be magnified for nontraditional products such as Alt-A MTA loans. Current collateral delinquency rates presented in Table 21 averaged 19%.

Table 21 provides the summary results of the default rate and severity stress test scenarios for our investments in non-agency mortgage-related securities backed by Alt-A loans as of September 30, 2008, including securities backed by Alt-A MTA loans. In addition to the stress test scenarios, Table 21 also displays underlying collateral performance and credit enhancement statistics, by vintage and quartile of delinquency. Within each of these quartiles, there is a distribution of both credit enhancement levels and delinquency performance, and individual security performance will differ from the quartile as a whole. Furthermore, some individual securities with lower subordination could have higher delinquencies. The projected economic losses presented in each stress test scenario represent the cash losses we may experience given the related assumptions. However, these amounts do not represent the other-than-temporary impairment charge that would result under the given scenario. Any other-than-temporary impairment charges would vary depending on the fair value of the security at that point in time.

Table 21 — Investments in Non-Agency Mortgage-Related Securities backed by Alt-A Loans

	September 30, 2008
			Underlying Collateral Performance
		Unpaid			Minimum	Stress Test Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity		Default	Severity
Issuance Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	45%	55%	Rate	45%	55%
		(dollars in millions)

Non-agency mortgage-related securities, backed by uninsured non-MTA Alt-A loans:
2004 & Prior	1	$1,285	2%	10%	6%	15%	$3	$7	20%	$11	$23
2004 & Prior	2	1,218	4	14	8	23	—	8	28	8	26
2004 & Prior	3	1,338	7	16	11	30	9	32	35	26	56
2004 & Prior	4	1,273	13	24	13	40	16	43	45	31	64

2004 & Prior subtotal		$5,114	7	16	6		$28	$90		$76	$169

2005	1	$2,199	3	8	5	15	$12	$32	20	$45	$80
2005	2	2,279	8	12	6	30	69	127	35	112	186
2005	3	2,435	13	15	8	40	87	142	45	118	194
2005	4	2,023	23	22	11	50	58	94	55	76	118

2005 subtotal		$8,936	12	14	5		$226	$395		$351	$578

2006	1	$1,077	4	11	5	30	$59	$88	35	$81	$116
2006	2	1,090	12	15	5	40	154	227	45	198	282
2006	3	1,197	26	15	7	40	22	45	55	79	130
2006	4	1,035	40	13	8	50	5	30	60	44	110

2006 subtotal		$4,399	20	13	5		$240	$390		$402	$638

2007	1	$813	19	7	5	30	$26	$40	40	$54	$85
2007	2	562	24	11	9	40	8	22	50	36	50
2007	3	722	28	13	6	40	7	28	55	54	89
2007	4	635	34	14	6	50	13	31	60	37	71

2007 subtotal		$2,732	26	11	5		$54	$121		$181	$295

Uninsured non-agency mortgage-related securities, backed by non-MTA Alt-A loans subtotal		$21,181	14	14	5		$548	$996		$1,010	$1,680

Non-agency mortgage-related securities, backed by non-MTA Alt-A loans with monoline bond insurance:
Monoline — no other-than-temporary impairments to date		$562

Subtotal non-agency mortgage-related securities, backed by non-MTA Alt-A loans with monoline bond insurance(5)		$562

Non-agency mortgage-related securities, backed by non-MTA Alt-A loans subtotal		$21,743

55	Freddie Mac

	September 30, 2008
			Underlying Collateral Performance
		Unpaid			Minimum	Stress Test Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity		Default	Severity
Issuance Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	50%	60%	Rate	50%	60%
		(dollars in millions)

Non-agency mortgage-related securities, backed by uninsured MTA Alt-A loans:
2005 & Prior	1	$1,093	19%	27%	19%	45%	$7	$39	55%	$52	$126
2005 & Prior	2	959	23	28	19	50	26	61	60	67	122
2005 & Prior	3	994	25	26	19	55	57	106	60	82	141
2005 & Prior	4	986	34	30	27	60	37	92	65	64	127

2005 & Prior subtotal		$4,032	25	28	19		$127	$298		$265	$516

2006	1	$1,884	22	16	8	45	$68	$138	55	$163	$261
2006	2	2,861	24	14	10	50	156	300	60	330	515
2006	3	2,188	28	22	11	55	73	159	60	123	228
2006	4	2,375	31	25	13	60	168	293	65	233	379

2006 subtotal		$9,308	26	19	8		$465	$890		$849	$1,383

2007	1	$1,443	10	24	14	40	$2	$15	50	$26	$68
2007	2	1,537	17	19	7	45	43	75	55	92	163
2007	3	1,522	21	12	8	50	73	148	60	166	259
2007	4	1,403	26	34	10	55	35	74	65	80	135

2007 subtotal		$5,905	19	22	7		$153	$312		$364	$625

Uninsured non-agency mortgage-related securities, backed by MTA Alt-A loans subtotal		$19,245	24	22	7		$745	$1,500		$1,478	$2,524

Non-agency mortgage-related securities, backed by MTA Alt-A loans with monoline bond insurance:
Monoline — no other-than-temporary impairments to date		$415
Monoline — other-than-temporary impairments taken		336

Subtotal non-agency mortgage-related securities, backed by MTA Alt-A loans with monoline bond insurance(5)		$751

Non-agency mortgage-related securities, backed by MTA Alt-A loans subtotal		$19,996

Total non-agency mortgage-related securities, backed by Alt-A loans		$41,739

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected economic losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Commercial mortgage-backed securities

We perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. We believe the declines in fair value are attributable to the deterioration of liquidity and larger risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets and not to the performance of the underlying collateral supporting the securities. Virtually all of these securities are currently AAA-rated and the underlying collateral continues to have positive delinquency trends and positive delinquency to credit enhancement relationships. Since we generally hold these securities to maturity, we have concluded that we have the ability and intent to hold these securities to a recovery of the unrealized losses.

Obligations of states and political subdivisions

These investments consist of mortgage revenue bonds. Approximately 61% and 67% of these securities held at September 30, 2008 and December 31, 2007, respectively, were AAA-rated as of those dates, based on the lowest rating available. The unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates. We have concluded that the impairment of these securities is temporary based on our ability and intent to hold these securities to recovery, the extent and duration of the decline in fair value relative to the amortized cost as well as a lack of any other facts or circumstances to suggest that the decline was other-than-temporary. The issuer guarantees related to these securities have led us to conclude that any credit risk is minimal.

56	Freddie Mac

Table 22 summarizes our other-than-temporary impairments recorded by security type and the duration of the unrealized loss prior to impairment of less than 12 months and 12 months or greater.

Table 22 — Other-than-Temporary Impairments on Mortgage-Related Securities Recorded by Gross Unrealized Loss Position

	Three Months Ended September 30,
	2008			2007
	Gross Unrealized Loss Position
	Less than	12 months		Less than	12 months
	12 months	or greater	Total	12 months	or greater	Total
	(in millions)

Mortgage-related securities:
Subprime(1)	$—	$(1,745)	$(1,745)	$—	$—	$—
Alt-A and other(1)	(288)	(6,823)	(7,111)	—	—	—
Manufactured Housing(1)	(5)	—	(5)	(1)	—	(1)

Total other-than-temporary impairments	$(293)	$(8,568)	$(8,861)	$(1)	$—	$(1)

	Nine Months Ended September 30,
	2008			2007
	Gross Unrealized Loss Position
	Less than	12 months		Less than	12 months
	12 months	or greater	Total	12 months	or greater	Total
	(in millions)

Mortgage-related securities:
Subprime(1)	$(167)	$(2,100)	$(2,267)	$(1)	$—	$(1)
Alt-A and other(1)	(462)	(6,954)	(7,416)	—	—	—
Freddie Mac	—	—	—	(17)	(319)	(336)
Fannie Mae	—	—	—	—	(12)	(12)
Obligations of state and political subdivisions(1)	(58)	(10)	(68)	—	—	—
Manufactured Housing(1)	(8)	—	(8)	(2)	—	(2)

Total other-than-temporary impairments	$(695)	$(9,064)	$(9,759)	$(20)	$(331)	$(351)

(1)	Represent securities of private-label or non-agency issuers.

During the third quarter of 2008 and 2007, we recorded impairments related to investments in mortgage-related securities of $8.9 billion and $1 million, respectively. The impairments recognized during the third quarter of 2008 related to non-agency securities backed by subprime or Alt-A and other loans, including MTA loans, primarily due to the combination of a more pessimistic view of future performance due to the economic environment and poor performance of the collateral underlying these securities. Securities backed by MTA loans accounted for $11.5 billion of the $21.7 billion of impaired unpaid principal balance and $4.9 billion of other-than-temporary impairment expense. Delinquencies on 2006 and 2007 vintage MTA loans increased 30% and 41%, respectively, during the third quarter of 2008. Securities backed by MTA loans experienced severe and sustained price declines, with prices for this category, on average, falling by approximately 18% in the third quarter of 2008, which was considerably greater than the decline experienced during the second quarter and considerably more than other major sectors of the residential mortgage-related securities market. The sector was also hit by substantial downgrades during the quarter with only 59% of the population rated AAA, versus 96% at the end of the second quarter. Due to the combination of these factors, coupled with the deterioration in economic conditions especially in California, Florida, Arizona and Nevada where we have high concentrations of MTA loans, our expectations of future performance deteriorated materially. While there is significant uncertainty around the future performance of these loans, our assessment of the probability of more favorable outcomes has declined significantly from the second quarter. The remaining securities backed by Alt-A loans, excluding MTA and other loans, accounted for $4.5 billion of impaired unpaid principal balance and $1.7 billion of other-than-temporary impairment expense with most (79%) coming from the 2006 and 2007 vintages. The loans backing these securities also saw significant increases in delinquencies, material price declines, ratings actions, and unfavorable expectations around future performance. Securities backed by 2006 and 2007 subprime loans accounted for the 4.9 billion of impaired unpaid principal balance and $1.745 billion of other-than temporary impairment expense. As with the other asset classes, a key determinant in our conclusion that impairments were other-than temporary was the considerable deterioration of economic conditions and the housing market during and subsequent to the third quarter which adversely impacted our view of future performance. Additionally, delinquencies on the 2006 and 2007 subprime loans backing these securities increased by 11% and 20%, respectively. Additionally, credit enhancements related to primary monoline bond insurance provided by two monoline insurers on individual securities in an unrealized loss position for which we have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims also contributed to certain of these impairments. In making this determination, we considered our own analysis and additional qualitative factors, such as the ability of each monoline to access capital and to generate new business, pending regulatory actions, ratings agency actions, security prices and credit default swap levels traded on each monoline.

57	Freddie Mac

During the nine months ended September 30, 2008 and 2007, we recorded impairments related to investments in mortgage-related securities of $9.8 billion and $351 million, respectively. Of the $9.8 billion in impairments recognized during the nine months ended September 30, 2008, $9.7 billion related to non-agency securities backed by subprime or Alt-A and other loans as discussed above. Of the remaining $76 million of impairments, $68 million related to obligations of states and political subdivisions for which we did not have the intent to hold to a forecasted recovery. During the nine months ended September 30, 2007, security impairments on available-for-sale securities included $348 million attributed to agency mortgage-related securities in an unrealized loss position that we did not have the intent to hold to a forecasted recovery. Of the $348 million, $331 million related to securities where the duration of the unrealized loss prior to impairment was greater than 12 months.

We rely on monoline bond insurance to provide credit protection on some of our securities held in our mortgage-related investment portfolio as well as our non-mortgage-related investment portfolio. See “CREDIT RISKS — Institutional Credit Risk — Mortgage and Bond Insurers” and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Lenders and Insurers” to our consolidated financial statements for additional information regarding our credit risks to our counterparties and how we manage them.

Table 23 shows our non-agency mortgage-related securities covered by monoline bond insurance at September 30, 2008.

Table 23 — Non-Agency Mortgage-Related Securities Covered by Monoline Bond Insurance at September 30, 2008

	Financial Guaranty		Syncora		AMBAC Assurance		Financial Security
	Insurance Company		Guarantee Inc.		Corporation		Assurance Inc.		MBIA Insurance Corp.		Total
	Unpaid		Unpaid		Unpaid		Unpaid		Unpaid		Unpaid
	principal	Unrealized	principal	Unrealized	principal	Unrealized	principal	Unrealized	principal	Unrealized	principal	Unrealized
	balance	losses(1)	balance	losses(1)	balance	losses(1)	balance	losses(1)	balance	losses(1)	balance	losses(1)
	(in millions)

First lien subprime	$1,352	$226	$238	$—	$863	$246	$525	$64	$28	$2	$3,006	$538
Second lien subprime	379	—	79	—	70	32	—	—	26	11	554	43
Alt-A and other	1,139	173	845	205	1,838	777	746	271	669	322	5,237	1,748
Manufactured Housing	—	—	—	—	119	12	—	—	194	26	313	38

Total	$2,870	$399	$1,162	$205	$2,890	$1,067	$1,271	$335	$917	$361	$9,110	$2,367

(1)	Represent the amount of unrealized losses at September 30, 2008 on the securities with monoline insurance.

Included in Table 23 is $2.0 billion of unpaid principal balance that was impaired due to our determination that it was both probable that a principal and interest shortfall would occur on the insured securities and that in such a case there is substantial uncertainty surrounding two monoline insurers ability to pay all future claims, as previously discussed. For the remaining securities covered by the insurers that may not have the ability to pay future claims we do not currently believe that it is probable that a principal or interest shortfall will occur on these securities. This assessment requires significant judgment and is subject to change as our assessments of future performance are updated.

See “CREDIT RISKS — Institutional Credit Risk — Mortgage and Bond Insurers” for a discussion of our expectations regarding the claims paying abilities of these insurers and “CREDIT RISKS — Table 38 — Monoline Bond Insurance by Counterparty” for the ratings of these insurers as of November 10, 2008.

Table 24 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime loans held at September 30, 2008 based on their ratings as of September 30, 2008. Tables 24, 25, 26 and 28 used the lowest rating available for each security.

Table 24 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at September 30, 2008

	Unpaid		Gross	Monoline
	Principal	Amortized	Unrealized	Insurance
Credit Rating as of September 30, 2008	Balance	Cost	Losses	Coverage(1)
	(in millions)

Investment grade:
AAA-rated	$37,787	$37,708	$(5,376)	$532
Other investment grade	25,918	25,614	(5,133)	1,694
Below investment grade	16,037	14,164	(3,046)	1,334

	$79,742	$77,486	$(13,555)	$3,560

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Table 25 shows the percentage of unpaid principal balance of non-agency mortgage-related securities at September 30, 2008 based on the ratings of available-for-sale non-agency mortgage-related securities backed by subprime loans as of September 30 and November 10, 2008. We estimate that the gross unrealized losses on these securities have not changed significantly and we continue to receive substantial monthly remittances of principal repayments on these securities.

58	Freddie Mac

Table 25 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at September 30, 2008 and November 10, 2008

	Credit Ratings as of
Percentage of Unpaid Principal Balance at September 30, 2008	September 30, 2008	November 10, 2008

Investment grade:
AAA-rated	47%	36%
Other investment grade	33	37
Below investment grade	20	27

	100%	100%

Table 26 shows the ratings of available-for-sale non-agency mortgage-related securities backed by Alt-A and other loans held at September 30, 2008 based on their ratings as of September 30, 2008.

Table 26 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans at September 30, 2008

	Unpaid		Gross	Monoline
	Principal		Unrealized	Insurance
Credit Rating as of September 30, 2008	Balance	Amortized Cost	Losses	Coverage(1)
	(in millions)

Investment grade:
AAA-rated	$29,085	$27,209	$(7,098)	$1,103
Other investment grade	11,932	8,453	(1,464)	3,100
Below investment grade	4,975	3,013	(294)	1,034

	$45,992	$38,675	$(8,856)	$5,237

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Table 27 shows the percentage of unpaid principal balance at September 30, 2008 based on the rating of available-for-sale non-agency mortgage-related securities backed by Alt-A and other loans as of September 30 and November 10, 2008.

Table 27 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans at September 30, 2008 and November 10, 2008

	Credit Rating as of
Percentage of Unpaid Principal Balance at September 30, 2008	September 30, 2008	November 10, 2008

Investment grade:
AAA-rated	63%	55%
Other investment grade	26	27
Below investment grade	11	18

	100%	100%

59	Freddie Mac

Derivative Assets and Liabilities, Net at Fair Value

Table 28 shows the notional or contractual amounts and fair value for each derivative type and the maturity profile of the derivative positions. The fair values of the derivative positions are presented on a product-by-product basis, without netting by counterparty.

Table 28 — Derivative Fair Values and Maturities

	September 30, 2008
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$287,167	$1,172	$(8)	$431	$(330)	$1,079
Weighted-average fixed rate(3)			4.29%	3.71%	3.99%	4.75%
Forward-starting swaps(4)	42,661	510	—	11	(15)	514
Weighted-average fixed rate(3)			—	3.57%	4.47%	4.98%

Total receive-fixed	329,828	1,682	(8)	442	(345)	1,593

Basis (floating to floating)	82,205	(76)	17	(89)	—	(4)
Pay-fixed:
Swaps	302,102	(5,087)	(97)	(530)	(640)	(3,820)
Weighted-average fixed rate(3)			5.08%	3.67%	4.41%	4.83%
Forward-starting swaps(4)	150,531	(4,488)	—	11	(29)	(4,470)
Weighted-average fixed rate(3)			—	3.40%	4.40%	5.09%

Total pay-fixed	452,633	(9,575)	(97)	(519)	(669)	(8,290)

Total interest-rate swaps	864,666	(7,969)	(88)	(166)	(1,014)	(6,701)

Option-based:
Call swaptions
Purchased	184,022	7,173	552	1,841	1,487	3,293
Put swaptions
Purchased	36,550	1,388	71	577	278	462
Written	6,000	(134)	—	(69)	(65)	—
Other option-based derivatives(5)	66,956	1,210	(12)	(5)	(7)	1,234

Total option-based	293,528	9,637	611	2,344	1,693	4,989

Futures	245,535	(96)	(82)	(14)	—	—
Foreign-currency swaps	13,688	3,210	296	1,610	1,002	302
Forward purchase and sale commitments	199,811	984	984	—	—	—
Swap guarantee derivatives	2,838	(10)	—	—	—	(10)

Subtotal	1,620,066	5,756	$1,721	$3,774	$1,681	$(1,420)

Credit derivatives	12,160	22

Total	$1,632,226	$5,778

(1)	Fair value is categorized based on the period from September 30, 2008 until the contractual maturity of the derivative.
(2)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net. Refer to “CONSOLIDATED RESULTS OF OPERATIONS — Table 9 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of September 30, 2008.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to ten years.
(5)	Primarily represents purchased interest rate caps and floors, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on PCs we issued.

60	Freddie Mac

Table 29 summarizes the changes in derivative fair values.

Table 29 — Changes in Derivative Fair Values

	Nine Months Ended
	September 30,(1)
	2008	2007
	(in millions)

Beginning balance — net asset (liability)	$4,790	$7,720
Net change in:
Forward purchase and sale commitments	657	179
Credit derivatives	12	3
Swap guarantee derivatives	(6)	—
Other derivatives:(2)
Changes in fair value	(3,015)	(754)
Fair value of new contracts entered into during the period(3)	3,258	878
Contracts realized or otherwise settled during the period	82	(1,089)

Ending balance — net asset (liability)	$5,778	$6,937

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “CONSOLIDATED RESULTS OF OPERATIONS — Table 9 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of September 30, 2008 and January 1, 2008. Fair value excludes derivative interest receivable, net of $1.8 billion, trade/settle receivable or (payable), net of $— billion and derivative cash collateral held, net of $8.2 billion at September 30, 2007. Fair value excludes derivative interest receivable, net of $2.3 billion, trade/settle receivable or (payable), net of $— billion and derivative cash collateral held, net of $9.5 billion at January 1, 2007.
(2)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps and interest-rate caps.
(3)	Consists primarily of cash premiums paid or received on options.

Table 30 provides information on our outstanding written and purchased swaption and option premiums at September 30, 2008 and December 31, 2007, based on the original premium receipts or payments.

Table 30 — Outstanding Written and Purchased Swaption and Option Premiums

	Original Premium	Original Weighted
	Amount (Paid)	Average Life to	Remaining Weighted
	Received	Expiration	Average Life
	(dollars in millions)

Purchased:(1)
At September 30, 2008	$(6,608)	8.0 years	6.6 years
At December 31, 2007	$(5,478)	7.8 years	6.0 years
Written:(2)
At September 30, 2008	$205	2.6 years	2.1 years
At December 31, 2007	$87	3.0 years	2.6 years

(1)	Purchased options exclude callable swaps.
(2)	Excludes written options on guarantees of stated final maturity of Structured Securities.

Guarantee Asset

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income — Gains (Losses) on Guarantee Asset” for a description of, and an attribution of other changes in, the guarantee asset. Table 31 summarizes the changes in the guarantee asset balance.

Table 31 — Changes in Guarantee Asset

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)

Beginning balance	$9,591	$7,389
Additions	2,177	2,646
Other(1)	(87)	—
Components of fair value gains (losses):
Return of investment on guarantee asset	(1,382)	(1,266)
Changes in fair value of management and guarantee fees	(620)	1,098

Gains (losses) on guarantee asset	(2,002)	(168)

Ending balance	$9,679	$9,867

(1)	Represents a reduction in our guarantee asset associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions within the same month.

The decrease in additions to our guarantee asset during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily due to a decrease in our overall issuance volume of our guaranteed securities. Our issuance volume decreased during the nine months ended September 30, 2008 as the housing market has slowed, particularly in the third quarter of 2008.

61	Freddie Mac

Losses on guarantee asset increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increased losses are due to a greater decline in market valuations for interest-only mortgage securities, which we use to value our guarantee asset in part due a larger decrease in interest rates during the nine months ended September 30, 2008 compared to the same period in 2007.

Real Estate Owned, Net

We acquire residential properties in satisfaction of borrower defaults on mortgage loans that we own or for which we have issued our financial guarantees. The balance of our REO, net increased substantially to $3.2 billion at September 30, 2008 from $1.7 billion at December 31, 2007. The increase was driven by a 95% increase of our single-family property inventory during the nine months ended September 30, 2008, with the most significant amount of acquisitions in the states of California, Arizona, Florida, Michigan, Virginia, Georgia and Nevada. REO acquisitions in these states generally have higher average property values due to home price appreciation prior to the more recent decreases in home prices. See “CREDIT RISKS — Credit Performance” for additional information.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax asset will be realized and whether a valuation allowance is necessary.

Based upon a thorough evaluation of all available evidence as of September 30, 2008, we determined that it was more likely than not that a portion of our deferred tax assets would not be realized due to our inability to generate sufficient taxable income. This determination was as a result of the events and developments that occurred during the third quarter of 2008 related to the conservatorship of the company, other recent events in the market, and related difficulty in forecasting future profit levels on a continuing basis. As a result, in the third quarter of 2008, we recorded a $14.1 billion partial valuation allowance against our net deferred tax assets of $25.9 billion. After the valuation allowance, we had a net deferred tax asset of $11.9 billion representing the tax effect of unrealized losses on our available-for-sale debt securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. For additional information, see “NOTE 12: INCOME TAXES — Deferred Tax Asset” to our consolidated financial statements and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Realizability of Net Deferred Tax Asset”.

Guarantee Obligation

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income — Income on Guarantee Obligation” for a description of the components of the guarantee obligation. Table 32 summarizes the changes in the guarantee obligation balance.

Table 32 — Changes in Guarantee Obligation

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)

Beginning balance	$13,712	$9,482
Transfer-out to the loan loss reserve(1)	(15)	(1)
Deferred guarantee income of newly-issued guarantees	3,025	3,784
Other(2)	(127)	—
Amortization income:
Static effective yield	(1,940)	(1,223)
Cumulative catch-up	(781)	(154)

Income on guarantee obligation	(2,721)	(1,377)

Ending balance	$13,874	$11,888

(1)	Represents portions of the guarantee obligation that correspond to incurred credit losses reclassified to reserve for guarantee losses on PCs.
(2)	Represents a reduction in our guarantee obligation associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions within the same month.

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

62	Freddie Mac

guarantee obligation for all newly-issued guarantee contracts is measured as being equal to the total compensation received for providing the guarantee, as a practical expedient. Therefore, we no longer recognize losses or defer gains at the inception for most of our guarantee contracts. However, guarantee obligations created before January 1, 2008 were not affected by the adoption of SFAS 157 and will continue to be subsequently amortized into earnings using a static effective yield method. For further information regarding accounting and measurement of our guarantee obligation, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” in the notes to our consolidated financial statements. This change had a significant positive impact on our financial results for the three and nine months ended September 30, 2008.

Deferred guarantee income of newly-issued guarantees decreased for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease was primarily a result of our change in approach to determining fair value at initial issuance of our guarantees discussed above, coupled with the lower volume of guarantee issuances during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. We issued $314 billion and $357 billion of our PCs and Structured Securities during the nine months ended September 30, 2008 and 2007, respectively. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income — Income on Guarantee Obligation” for a discussion of amortization income related to our guarantee obligation.

Total Stockholders’ Equity (Deficit)

Total stockholders’ equity (deficit) at September 30, 2008 reflects the following actions as a result of the Purchase Agreement:

•	Preferred stock increased by $1 billion reflecting the issuance of senior preferred stock to Treasury.

•	We issued a warrant to Treasury with an estimated value of $2.3 billion for the purchase of our common stock representing 79.9% of our common stock outstanding on a fully diluted basis at the time of exercise at a price of $0.00001 per share.

We issued the senior preferred stock and the warrant to Treasury in consideration for the commitment set forth in the Purchase Agreement, and for no other consideration. As a result, the issuance of the senior preferred stock and warrant to Treasury had no impact on total stockholders’ equity (deficit) as the offset was to additional paid-in capital. The first dividend on the senior preferred stock will be payable on December 31, 2008. If we choose not to pay this dividend in cash, the amount of the dividend payable will be added to the aggregate liquidation preference of the senior preferred stock.

•	Without the consent of Treasury, we are restricted from making payments to purchase or redeem our common or preferred stock as well as paying any dividends, including preferred dividends, other than dividends on the senior preferred stock. We did not declare common or preferred dividends during the third quarter of 2008.

Total stockholders’ equity (deficit) also reflects the following actions of the Director of FHFA, as Conservator:

•	The elimination of the par value of our common stock which resulted in the reclassification of $152 million from common stock to additional paid-in-capital on our consolidated balance sheet as of September 30, 2008.

•	An increase in the number of common shares available for issuance to four billion shares as of September 30, 2008.

See “EXECUTIVE SUMMARY” for additional information regarding our Purchase Agreement with Treasury and actions taken by FHFA, as Conservator.

Total stockholders’ equity (deficit) decreased $40.5 billion during the nine months ended September 30, 2008. This decrease was primarily a result of a net loss of $26.3 billion during the nine months ended September 30, 2008, a $14.5 billion net decrease in AOCI, and $0.8 billion of common and preferred stock dividends declared prior to conservatorship, which was partially offset by an increase of $1.0 billion to our beginning retained earnings as a result of the adoption of SFAS 159. The balance of AOCI at September 30, 2008 was a net loss of approximately $25.6 billion, net of taxes, compared to a net loss of $11.1 billion, net of taxes, at December 31, 2007. The increase in the net loss in AOCI was primarily attributable to unrealized losses on our non-agency single-family mortgage-related securities backed by subprime loans as well as Alt-A and other loans, and commercial mortgage-backed securities with changes in net unrealized losses, net of taxes, recorded in AOCI of $12.0 billion for the nine months ended September 30, 2008. In addition, we reclassified a net gain of $0.9 billion, net of taxes, from AOCI to retained earnings in adopting SFAS 159 that was partially offset by the reclassification from AOCI to earnings of deferred losses related to closed cash flow hedges. See “Retained Portfolio — Non-agency Mortgage-related Securities Backed by Subprime Loans” and “Retained Portfolio — Non-agency Mortgage-related Securities Backed by Alt-A and Other Loans” for more information regarding mortgage-related securities backed by subprime loans as well as Alt-A and other loans.

FHFA has directed us to focus our risk and capital management activities on maintaining a positive balance of GAAP stockholders’ equity in order to reduce the likelihood that we will need to make a draw on the Purchase Agreement. At September 30, 2008, our liabilities exceeded our assets under GAAP by $(13.7) billion while our stockholders’ equity (deficit) totaled $(13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount

63	Freddie Mac

of $13.8 billion to Treasury. We expect to receive such funds by November 29, 2008. If the Director of FHFA were to determine in writing that our assets are, and have been for a period of 60 days, less than our obligations to creditors and others, FHFA would be required to place us into receivership. As a result of this draw, the aggregate liquidation preference of the senior preferred stock will increase to $14.8 billion, and our annual aggregate dividend payment to Treasury, at the 10% dividend rate, would increase to $1.5 billion. If we are unable to pay such dividend in cash in any quarter, the unpaid amount will be added to the aggregate liquidation preference of the senior preferred stock and the dividend rate on the unpaid liquidation preference will increase to 12% per year.

CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS

Our consolidated fair value balance sheets include the estimated fair values of financial instruments recorded on our consolidated balance sheets prepared in conformity with GAAP, as well as off-balance sheet financial instruments that represent our assets or liabilities that are not recorded on our GAAP consolidated balance sheets. See “NOTE 14: FAIR VALUE DISCLOSURES — Table 14.4 — Consolidated Fair Value Balance Sheets” to our consolidated financial statements for our fair value balance sheets. These off-balance sheet items predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of FIN 45 in 2003; (b) certain commitments to purchase mortgage loans; and (c) certain credit enhancements on manufactured housing asset-backed securities. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and REO, which are included in other assets) at their carrying value in conformity with GAAP. During the nine months ended September 30, 2008, our fair value results as presented in our consolidated fair value balance sheets were affected by several improvements in our approach for estimating the fair value of certain financial instruments. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” as well as “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements for more information on fair values.

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

Table 33 shows our summary of change in the fair value of net assets.

Table 33 — Summary of Change in the Fair Value of Net Assets

	Nine Months Ended
	September 30,
	2008	2007
	(in billions)

Beginning balance	$12.6	$31.8
Changes in fair value of net assets, before capital transactions	(54.1)	(7.7)
Capital transactions:
Dividends, share repurchases and issuances, net	(0.9)	(0.3)

Ending balance	$(42.4)	$23.8

Discussion of Fair Value Results

During the nine months ended September 30, 2008, the fair value of net assets, before capital transactions, decreased by $54.1 billion, compared to a $7.7 billion decrease during the nine months ended September 30, 2007. See “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements for information regarding the impact of changes in our approach for estimating the fair value of certain financial instruments. The payment of common stock and preferred stock dividends, net of reissuance of treasury stock, for the nine months ended September 30, 2008 reduced total fair value by $0.9 billion. The fair value of net assets as of September 30, 2008 was $(42.4) billion, compared to $12.6 billion as of December 31, 2007. Included in the reduction of the fair value of net assets is $19.4 billion related to our partial valuation allowance against our deferred tax asset for the nine months ended September 30, 2008.

Our attribution of changes in the fair value of net assets relies on models, assumptions and other measurement techniques that evolve over time. The following attribution of changes in fair value reflects our current estimate of the items presented (on a pre-tax basis) and excludes the effect of returns on capital and administrative expenses.

During the nine months ended September 30, 2008, our investment activities decreased fair value by approximately $28.7 billion. This estimate includes declines in fair value of approximately $32.2 billion attributable to net mortgage-to-debt OAS widening. Of this amount, a reduction of approximately $28.2 billion related to the impact of the net mortgage-to-debt OAS widening on our portfolio of non-agency, single-family mortgage-related asset-backed securities with a limited, but increasing amount attributable to the risk of future losses, as well as a decrease in negative fair value of $11.9 billion from our preferred stock. The reduction in fair value was partially offset by our higher core spread income. Core spread income on

64	Freddie Mac

our retained portfolio is a fair value estimate of the net current period accrual of income from the spread between mortgage-related investments and debt, calculated on an option-adjusted basis.

Our investment activities decreased fair value by approximately $6.3 billion during the nine months ended September 30, 2007. This estimate includes declines in fair value of approximately $9.7 billion attributable to net mortgage- to-debt OAS widening. Of this amount, approximately $3.7 billion was related to the impact of the net mortgage-to-debt OAS widening on our portfolio of non-agency mortgage-related securities.

The impact of mortgage-to-debt OAS widening during the last nine months of 2007 and the nine months ended September 30, 2008 and the resulting fair value losses increases the likelihood that, in future periods, we will be able to recognize core spread income at net mortgage-to-debt OAS of approximately 190 to 210 basis points in the long run, as compared to approximately 60 to 70 basis points estimated for the nine months ended September 30, 2007. As market conditions change, our estimate of expected fair value gains from OAS may also change, leading to significantly different fair value results.

During the nine months ended September 30, 2008, our credit guarantee activities, including our single-family whole loan credit exposure, decreased fair value by an estimated $17.3 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $16.2 billion, primarily due to a declining credit environment. This increase in the single-family guarantee obligation includes a reduction of $7.1 billion in the fair value of our guarantee obligation recorded on January 1, 2008, as a result of our adoption of SFAS 157.

Our credit guarantee activities decreased fair value by an estimated $5.8 billion during the nine months ended September 30, 2007. This estimate includes an increase in the single-family guarantee obligation of approximately $10.2 billion, primarily attributable to the market’s pricing of mortgage credit. This increase in the single-family guarantee obligation was partially offset by a fair value increase in the single-family guarantee asset of approximately $2.5 billion and the receipt of cash primarily related to management and guarantee fees and other up-front fees related to new business.

LIQUIDITY AND CAPITAL RESOURCES

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments upon the maturity, redemption or repurchase of our debt securities; purchase mortgage loans, mortgage-related securities and other investments; make payments of principal and interest on our debt securities and on our PCs and Structured Securities; make net payments on derivative instruments; and pay dividends on our senior preferred stock. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of our agreement with FHFA to maintain and periodically test a liquidity management and contingency plan. Pursuant to this agreement, FHFA periodically assesses the size of our liquidity portfolio.

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

•	other cash flows from operating activities, including guarantee activities;

•	borrowings against mortgage-related securities and other investment securities we hold; and

•	sales of securities we hold.

The Reform Act provides the Secretary of the Treasury with temporary authority, until December 31, 2009, to purchase any obligations and other securities we issue under certain circumstances.

On September 7, 2008, we entered into the Purchase Agreement with Treasury. As consideration for Treasury’s entry into the Purchase Agreement and for no additional consideration, we have issued senior preferred stock with an initial aggregate liquidation preference of $1 billion to Treasury, together with a warrant for the purchase of common stock representing 79.9% of our common stock outstanding on a fully diluted basis, determined as of the exercise date. The senior preferred stock is senior to all other existing or future issues of preferred stock, common stock or other capital stock of Freddie Mac, and will pay quarterly cumulative dividends at a rate of 10% per year, or 12% if, in any quarter, the dividends are not paid in cash, until all accrued dividends have been paid in cash. The warrant is not transferable and is exercisable in whole or in part at any time through September 7, 2028 at a price of $0.00001 per share. The issuance of the senior preferred stock and warrant to Treasury had no impact on total stockholders’ equity (deficit) as the initial commitment was recorded in additional paid-in capital and had no impact on our cash flows.

The Purchase Agreement provides that, if FHFA determines that our liabilities exceed our assets under GAAP, Treasury will contribute funds in an amount equal to the difference between such liabilities and assets; a higher amount may be drawn if Treasury and Freddie Mac mutually agree that the draw should be increased beyond the level by which liabilities exceed assets under GAAP. The maximum aggregate amount of funding that may be contributed under the Purchase Agreement is $100 billion. An amount equal to each such contribution will be added to the aggregate liquidation preference of the senior preferred stock.

65	Freddie Mac

In an effort to conserve capital, on September 7, 2008, FHFA, as Conservator, announced the elimination of dividends on our common stock and preferred stock, excluding dividends paid on the senior preferred stock issued to Treasury under the Purchase Agreement.

On September 18, 2008, we entered into a Lending Agreement with Treasury under which we may, in accordance with our charter, as amended by the Reform Act, borrow from and pledge collateral to Treasury. The Lending Agreement does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily LIBOR fixed for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the credit facility will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility in significant amounts could have a material adverse impact on our financial results. The Lending Agreement shall terminate on December 31, 2009, but shall remain in effect as to any loan outstanding on that date.

On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our real estate investment trust, or REIT, subsidiaries, Home Ownership Funding Corporation and Home Ownership Funding Corporation II. Since we are the majority owner of both the common and preferred shares of these two REITs, this action has eliminated our access through such dividend payments to the cash flows of the REITs.

On October 9, 2008, FHFA announced that it was suspending capital classification of Freddie Mac during conservatorship in light of the Purchase Agreement. FHFA will continue to closely monitor capital levels, but the existing statutory and FHFA-directed regulatory capital requirements will not be binding during conservatorship. FHFA will publish relevant capital figures (minimum capital requirement, core capital and GAAP net worth) but does not intend to publish our critical capital, risk-based capital or subordinated debt levels during conservatorship.

FHFA has directed us to focus our risk and capital management activities on maintaining a positive balance of GAAP stockholders’ equity in order to reduce the likelihood that we will need to make a draw on the Purchase Agreement with Treasury. At September 30, 2008, our liabilities exceeded our assets under GAAP by $(13.7) billion while our stockholders’ equity (deficit) totaled $(13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount of $13.8 billion to Treasury. We expect to receive such funds by November 29, 2008. If the Director of FHFA were to determine in writing that our assets are, and have been for a period of 60 days, less than our obligations to creditors and others, FHFA would be required to place us into receivership. As a result of this draw, the aggregate liquidation preference of the senior preferred stock will increase to $14.8 billion, and our annual aggregate dividend payment to Treasury, at the 10% dividend rate, would increase to $1.5 billion. If we are unable to pay such dividend in cash in any quarter, the unpaid amount will be added to the aggregate liquidation preference of the senior preferred stock and the dividend rate on the unpaid liquidation preference will increase to 12% per year.

On October 3, 2008, the U.S. Congress passed EESA, which among other actions, gave further authority to Treasury to purchase or guarantee financial assets from financial institutions in the public market. Subsequently, Treasury has taken several unprecedented steps to bolster liquidity and confidence in the U.S. financial markets. On October 14, 2008, Treasury announced a plan under EESA to increase capital in U.S. banks under which: (a) Treasury would invest $250 billion in senior preferred stock in financial institutions, (b) FDIC would expand insurance of deposits in FDIC-insured institutions, with delayed increases in the related FDIC insurance premiums and provide a 100% guarantee for newly issued senior unsecured debt of FDIC-insured institutions, and (c) the Federal Reserve would expand its Commercial Paper Funding Program, or CPFF, to provide a backstop to the market by funding commercial paper issuances of 3-month maturities from high-quality issuers. These actions are designed to improve the liquidity and stability of U.S. financial institutions, including our seller/servicers and institutional counterparties. See “Debt Securities” for a discussion of how we have been directly affected by the disruption in corporate credit markets.

In addition, the Reform Act that became effective on July 30, 2008, requires us to set aside in each fiscal year, an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of total new business purchases, and allocate or transfer such amount to HUD to (i) fund a Housing Trust Fund established and managed by HUD and (ii) to a Capital Magnet Fund established and managed by Treasury. The amount of our first contribution has not yet been determined. FHFA has the authority to suspend our allocation upon finding that the payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. We have been advised by FHFA that FHFA has temporarily suspended the requirement to set aside or allocate funds for the Housing Trust Fund and the Capital Magnet Fund.

66	Freddie Mac

Debt Securities

Table 34 summarizes the par value of the debt securities we issued, based on settlement dates, during the three and nine months ended September 30, 2008 and 2007. We seek to maintain a variety of consistent, active funding programs that promote high-quality coverage by market makers and reach a broad group of institutional and retail investors. By diversifying our investor base and the types of debt securities we offer, we believe we enhance our ability to maintain continuous access to the debt markets under a variety of market conditions. We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

Over the course of the past year, worldwide financial markets have experienced almost unprecedented levels of volatility. This has been particularly true over the latter half of the third quarter of 2008 as market participants struggled to digest the new government initiatives, including our conservatorship. In this environment where demand for debt instruments weakened considerably, the debt funding markets are sometimes frozen, and our ability to access both the term and callable debt markets has been limited, we have relied increasingly on the issuance of shorter-term debt at higher interest rates. While we use interest rate derivatives to economically hedge a significant portion of our interest rate exposure, we are exposed to risks relating to both our ability to issue new debt when our outstanding debt matures and to the variability in interest costs on our new issuances of debt.

The Purchase Agreement provides that, without the prior consent of Treasury, we shall not increase our indebtedness to more than 110% of our indebtedness as of June 30, 2008 or become liable for any subordinated indebtedness.

The Purchase Agreement defines indebtedness as follows:

(a)	all obligations for money borrowed;

(b)	all obligations evidenced by bonds, debentures, notes or similar instruments;

(c)	all obligations under conditional sale or other title retention agreements relating to property or assets purchased;

(d)	all obligations issued or assumed as the deferred purchase price of property or services, other than trade accounts payable;

(e)	all capital lease obligations;

(f)	obligations, whether contingent or liquidated, in respect of letters of credit (including standby and commercial), bankers’ acceptances and similar instruments; and

(g)	any obligation, contingent or otherwise, guaranteeing or having the economic effect of guaranteeing any indebtedness of the types set forth in items (a) through (f) payable by us other than mortgage guarantee obligations.

Based on our interpretation of this definition, we estimate that the balance of our indebtedness at September 30, 2008 did not exceed 110% of the balance of indebtedness at June 30, 2008.

Table 34 — Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$153,553	$134,369	$538,468	$392,861
Medium-term notes — callable	1,125	775	11,255	2,975
Medium-term notes — non-callable	—	100	4,500	202

Total short-term debt	154,678	135,244	554,223	396,038
Long-term debt:
Medium-term notes — callable(2)	13,444	16,394	137,552	89,734
Medium-term notes — non-callable	1,701	3,271	39,743	24,486
U.S. dollar Reference Notes® securities — non-callable	11,000	11,000	43,000	40,000

Total long-term debt	26,145	30,665	220,295	154,220

Total debt securities issued	$180,823	$165,909	$774,518	$550,258

(1)	Exclude securities sold under agreements to repurchase and federal funds purchased, lines of credit and securities sold but not yet purchased.
(2)	For the third quarter of 2008 and 2007, includes $2.3 billion and $145 million accounted for as debt exchanges, respectively. For the nine months ended September 30, 2008 and 2007, includes $9.5 billion and $145 million accounted for as debt exchanges, respectively.

Subordinated Debt

During the third quarter of 2008, we did not call or issue any Freddie SUBS® securities. At both September 30, 2008 and December 31, 2007, the balance of our subordinated debt outstanding was $4.5 billion. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with FHFA. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of changes affecting our subordinated debt as a result of our placement in conservatorship and the Purchase Agreement, and the Conservator’s suspension of certain

67	Freddie Mac

requirements relating to Freddie Mac subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

Credit Ratings

Table 35 indicates our credit ratings as of November 10, 2008. After FHFA placed us into conservatorship and announced the elimination of our preferred stock dividends in September 2008, our preferred stock ratings were changed by three nationally recognized statistical rating organizations.

Table 35 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	Standard & Poor’s	Moody’s	Fitch

Senior long-term debt(1)	AAA	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA–
Preferred stock(4)	C	Ca	C/RR6

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities only.
(4)	Does not include senior preferred stock issued to Treasury.

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Equity Securities

See “PART II — ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS” for information about issuances of our equity securities in the third quarter of 2008. The Purchase Agreement provides that, without the prior consent of Treasury, we cannot issue capital stock of any kind other than the senior preferred stock, the warrant issued to Treasury or any shares of common stock issued pursuant to the warrant or binding agreements in effect on the date of the Purchase Agreement.

Cash and Investments Portfolio

We maintain a cash and investments portfolio that is important to our financial management and our ability to provide liquidity and stability to the mortgage market. At September 30, 2008, the investments in this portfolio consisted of liquid non-mortgage-related securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also use this portfolio to help manage recurring cash flows and meet our other cash management needs. In addition, we use the portfolio to hold capital on a temporary basis until we can deploy it into retained portfolio investments or credit guarantee opportunities. We may also sell the securities in this portfolio to meet mortgage-funding needs, provide diverse sources of liquidity or help manage the interest-rate risk inherent in mortgage-related assets.

Credit concerns and resulting liquidity issues have greatly affected the financial markets. The reduced liquidity in U.S. financial markets prompted the Federal Reserve to take several significant actions during 2008, including a series of reductions in the discount rate totaling 3.0%. The rate reductions by the Federal Reserve have had an impact on other key market rates affecting our assets and liabilities, including generally reducing the return on our cash and investments portfolio and lowering our cost of short-term debt financing. During the nine months ended September 30, 2008, we increased the balance of our cash and investments portfolio by $18 billion, primarily represented by a $42 billion increase in highly liquid shorter-term cash and cash equivalent assets including deposits in financial institutions and commercial paper partially offset by a $25 billion decrease in longer-term non-mortgage-related investments including asset-backed securities. As a result of counterparty credit concerns during the third quarter, these deposits in financial institutions included substantial cash balances in accounts that did not earn a rate of return.

Retained Portfolio

Historically, our retained portfolio assets have been a significant capital resource and a potential source of funding, if needed. However, during the nine months ended September 30, 2008, the market for non-agency securities backed by subprime and Alt-A mortgages continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. During the nine months ended September 30, 2008, the percentages of our non-agency securities backed by subprime mortgages that were AAA-rated and the total rated as investment grade, based on the lowest rating available, decreased from 96% to 47% and from 100% to 80%, respectively. In addition, during the nine months ended September 30, 2008, the percentages of our non-agency securities backed by Alt-A and other mortgages that were AAA-rated and the total rated as investment grade, based on the lowest rating available, decreased from 100% to 63% and from 100% to 89%, respectively. We expect these trends to continue in the near future. These market conditions limit the availability of these assets as a significant source of funds; however, we do continue to receive substantial monthly remittances from the underlying collateral. In addition, we have the ability and intent to hold these securities until recovery

68	Freddie Mac

and, other than certain mortgage-related securities primarily backed by subprime loans and Alt-A and other loans where we have already realized other-than-temporary impairments, we do not currently expect the cash flows from these securities to negatively impact our liquidity. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” for more information.

On September 19, 2008, the Director of FHFA announced that FHFA had directed us to provide additional funding to the mortgage markets through the purchase of mortgage-backed securities. This directive, however, does not supersede the restrictions on the size of our retained portfolio under the Purchase Agreement. Under the Purchase Agreement, our retained portfolio as of December 31, 2009 may not exceed $850 billion, and must decline by 10% per year thereafter until it reaches $250 billion.

Cash Flows

Our cash and cash equivalents increased $41.6 billion to $50.2 billion during the nine months ended September 30, 2008 resulting primarily from the redesignation of commercial paper. Beginning in first quarter of 2008, all investments in commercial paper with maturities of less than three months were entered into for working capital purposes. Consequently, commercial paper was reclassified from investments to cash and cash equivalents. Cash flows used for operating activities during the nine months ended September 30, 2008 were $7.6 billion, which primarily reflected a reduction in cash as a result of increases in purchases of held-for-sale mortgage loans. Cash flows provided by investing activities for the nine months ended September 30, 2008 were $3.2 billion, primarily due to net cash proceeds from our available-for-sale securities partially offset by net increases in our trading securities in our investment portfolio. Cash flows provided by financing activities for the nine months ended September 30, 2008 were $46.0 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments.

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

Our cash and cash equivalents increased $868 million to $12.2 billion during the nine months ended September 30, 2007. Cash flows used for operating activities during the nine months ended September 30, 2007 were $714 million, which primarily reflected a net increase in our held-for-sale mortgages and trading securities. Cash flows provided by investing activities for the nine months ended September 30, 2007 were $22.8 billion, primarily due to the net proceeds on our available-for-sale securities. Cash flows used for financing activities for the nine months ended September 30, 2007 were $21.2 billion, largely attributable to the net repayments of our short-term and long-term debt.

Capital Adequacy

The conservatorship resulted in changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. Concurrent with this announcement, FHFA classified us as undercapitalized as of June 30, 2008 based on discretionary authority provided by statute. FHFA noted that although our capital calculations as of June 30, 2008 reflected that we met the statutory and FHFA-directed requirements for capital, the continued market downturn in July and August of 2008 raised significant questions about the sufficiency of our capital. Factors cited by FHFA leading to the downgrade in our capital classification and the need for conservatorship included (a) our accelerated safety and soundness weaknesses, especially with regard to our credit risk, earnings outlook and capitalization, (b) continued and substantial deterioration in equity, debt and mortgage-related securities market conditions, (c) our current and projected financial performance, (d) our inability to raise capital or issue debt according to normal practices and prices, (e) our critical importance in supporting the U.S. residential mortgage markets and (f) concerns over the proportion of intangible assets as part of our core capital.

FHFA will continue to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements will not be binding during conservatorship. We will continue to provide our regular submissions to FHFA on both minimum and risk-based capital. FHFA will publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not intend to publish our critical capital, risk-based capital or subordinated debt levels during conservatorship. Additionally, FHFA announced it will engage in rule-making to revise our minimum capital and risk-based capital requirements. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for our minimum capital requirement, core capital and GAAP net worth results as of September 30, 2008.

FHFA has directed us to focus our risk and capital management on maintaining a positive balance of GAAP stockholders’ equity while returning to long-term profitability. FHFA is directing us to manage to a positive stockholders’ equity position in order to reduce the likelihood that we will need to make a draw on the Purchase Agreement with Treasury. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets

69	Freddie Mac

under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets; a higher amount may be drawn if Treasury and Freddie Mac mutually agree that the draw should be increased beyond the level by which liabilities exceed assets under GAAP. The maximum aggregate amount that may be funded under the Purchase Agreement is $100 billion. At September 30, 2008, our liabilities exceeded our assets under GAAP by $(13.7) billion while our stockholders’ equity (deficit) totaled ($13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount of $13.8 billion to Treasury. If the Director of FHFA were to determine in writing that our assets are, and have been for a period of 60 days, less than our obligations to creditors and others, FHFA would be required to place us into receivership. If this were to occur, we would be required to obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid a mandatory trigger of receivership under the Reform Act.

The Purchase Agreement places several restrictions on our business activities, which, in turn, affect our management of capital. For instance, our retained portfolio may not exceed $850 billion as of December 31, 2009 and must then decline by 10% per year until it reaches $250 billion. We are also unable to issue capital stock of any kind without Treasury’s prior approval, other than in connection with the common stock warrant issued to Treasury under the Purchase Agreement or binding agreements in effect on the date of the Purchase Agreement. In addition, on September 7, 2008, the Director of FHFA announced the elimination of dividends on our common and preferred stock, excluding the senior preferred stock, which will accrue quarterly cumulative dividends at a rate of 10% per year or 12% in any quarter in which dividends are not paid in cash until all dividend accruals have been paid in cash. See “EXECUTIVE SUMMARY — Legislative and Regulatory Matters” for additional information regarding covenants under the Purchase Agreement.

A variety of factors could materially affect the level and volatility of our GAAP stockholders’ equity in future periods, requiring us to make additional draws under the Purchase Agreement. Key factors include continued deterioration in the housing market, which could increase credit expenses; adverse changes in interest rates, the yield curve, implied volatility or OAS, which could increase realized and unrealized mark-to-market losses recorded in earnings or AOCI; dividend obligations under the Purchase Agreement; establishment of a valuation allowance for our remaining deferred tax assets; changes in accounting practices or standards; or changes in business practices resulting from legislative and regulatory developments or mission fulfillment activities or as directed by the Conservator. At September 30, 2008, our remaining deferred tax assets, which could be subject to a valuation allowance in future periods, totaled $11.9 billion. In addition, during October 2008 mortgage spreads widened significantly, resulting in additional mark-to-market losses included in stockholders’ equity (deficit). As a result of the factors described above, it is difficult for us to manage our stockholders’ equity (deficit). Thus, it may be difficult for us to meet the objective of managing to a positive stockholders’ equity (deficit).

If we need additional draws under the Purchase Agreement, this would result in a considerably higher dividend obligation for us. Higher dividends combined with potentially substantial commitment fees payable to Treasury starting in 2010 and limited flexibility to pay down capital draws will have a significant adverse impact on our future financial position and net worth. For additional information concerning the potential impact of the Purchase Agreement, including taking additional large draws, see “RISK FACTORS.”

Liquidity

Since early July 2008, we have experienced significant deterioration in our access to the unsecured medium- and long-term debt markets, and in the yields on our debt as compared to relevant market benchmarks. Consistent demand for our debt securities has decreased for our term debt and callable debt, and the spreads we must pay on our new issuances of short-term debt securities increased.

There are many factors contributing to the reduced demand for our debt securities, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our debt securities. In addition, the various U.S. government programs are still being digested by market participants creating uncertainty as to whether competing obligations of other companies are more attractive investments than our debt securities.

As noted above, due to our limited ability to issue long-term debt, we have relied increasingly on short-term debt to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we are required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand, increasing interest rates and adverse credit market conditions. It is unclear when these market conditions will reverse allowing us access to the longer term debt markets. For information on the risks posed by our current market challenges see “Part II — Item 1A — Risk Factors.”

CREDIT RISKS

Our total mortgage portfolio is subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. Our cash and investments portfolio is primarily subject to institutional credit risk. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage or security we own or guarantee. We

70	Freddie Mac

are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other borrower performance commitment.

Mortgage and credit market conditions deteriorated in the second half of 2007 and have continued to deteriorate throughout 2008, especially in the third quarter. Factors negatively affecting the mortgage and credit markets in recent months include:

•	lower levels of liquidity in institutional credit markets;

•	wider credit spreads;

•	rating agency downgrades of mortgage-related securities or counterparties;

•	increases in unemployment;

•	declines in home prices nationally;

•	higher incidence of institutional insolvencies; and

•	higher levels of foreclosures and delinquencies, particularly with respect to non-traditional and subprime mortgage loans.

Institutional Credit Risk

Our primary institutional credit risk exposure arises from agreements with:

•	derivative and lending counterparties;

•	mortgage seller/servicers;

•	mortgage insurers;

•	issuers, guarantors or third-party providers of credit enhancements (including bond insurers); and

•	mortgage investors.

A significant failure to perform by a major entity in one of these categories could have a material adverse effect on our retained portfolio, cash and investments portfolio or credit guarantee activities. The recent challenging market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of a number of our counterparties. Many of our counterparties have experienced ratings downgrades or liquidity constraints and other counterparties may also experience these concerns. The weakened financial condition and liquidity position of some of our counterparties may adversely affect their ability to perform their obligations to us, or the quality of the services that they provide to us. Consolidation in the industry could further increase our exposure to individual counterparties or to the overall market. In addition, any efforts we take to reduce exposure to financially weakened counterparties could result in increased exposure among a smaller number of institutions. As discussed herein, we recognized losses during the three and nine months ended September 30, 2008 as a result of institutional counterparties that have failed to pay us or for which we have substantial uncertainty regarding their ability to perform on their obligations to us. The failure of any other of our primary counterparties to meet their obligations to us could have additional material adverse effects on our results of operations and financial condition.

Investments in our retained portfolio expose us to institutional credit risk on non-Freddie Mac mortgage-related securities to the extent that servicers, issuers, guarantors or third parties providing credit enhancements become insolvent or do not perform. Our non-Freddie Mac mortgage-related securities portfolio consists of both agency and non-agency mortgage-related securities. Agency securities present minimal institutional credit risk due to the prevailing view that these securities have a credit quality at least equivalent to non-agency securities rated AAA (based on S&P or equivalent rating scale of other nationally recognized statistical rating organizations). We seek to manage institutional credit risk on non-Freddie Mac mortgage-related securities by only purchasing securities that meet our investment guidelines and performing ongoing analysis to evaluate the creditworthiness of the issuers and servicers of these securities and the bond insurers that guarantee them. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 17 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio” for more information on non-Freddie Mac securities within our retained portfolio.

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

During the third quarter of 2008, we recorded a loss of $1.1 billion on investment transactions related to the Lehman short-term lending transactions. In addition, we had trading relationships or otherwise conducted business with Lehman and several of it affiliates. We are currently evaluating other sources of exposure and potential claims that we may have with

71	Freddie Mac

respect to Lehman and its affiliates. See “Derivative Counterparty Credit Risk” and “Our Customers — Mortgage Seller/Servicers” for additional information about our exposure to Lehman and its affiliates.

Derivative Counterparty Credit Risk

Table 36 summarizes our exposure to counterparty credit risk in our derivatives, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

Table 36 — Derivative Counterparty Credit Exposure

	September 30, 2008
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
	(dollars in millions)

AAA	1	$750	$—	$—	6.3	Mutually agreed upon
AA+	1	23,354	370	64	4.6	$10 million or less
AA	7	561,879	2,588	843	6.3	$10 million or less
AA–	8	413,118	2,494	226	5.2	$10 million or less
A+	4	59,365	10	—	5.8	$1 million or less
A	3	87,300	943	—	5.7	$1 million or less

Subtotal(5)	24	1,145,766	6,405	1,133	5.8
Other derivatives(6)		283,811	—	—
Forward purchase and sale commitments		199,811	1,797	1,797
Swap guarantee derivatives		2,838	—	—

Total derivatives		$1,632,226	$8,202	$2,930

	December 31, 2007
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
	(dollars in millions)

AAA	2	$1,173	$174	$174	3.4	Mutually agreed upon
AA+	3	181,439	941	—	4.4	$10 million or less
AA	9	465,563	1,324	38	5.3	$10 million or less
AA–	6	160,678	2,230	29	5.8	$10 million or less
A+	5	170,330	1,696	5	6.1	$1 million or less
A	2	35,391	239	18	5.7	$1 million or less

Subtotal(5)	27	1,014,574	6,604	264	5.4
Other derivatives(6)		234,343	—	—
Forward purchase and sale commitments		72,662	465	465
Swap guarantee derivatives		1,302	—	—

Total derivatives		$1,322,881	$7,069	$729

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(4)	Total Exposure at Fair Value less collateral held as determined at the counterparty level.
(5)	Consists of over-the-counter, or OTC, derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps and purchased interest-rate caps. Certain prior period written options within subtotal that were previously reported as a component of other derivatives have been reclassified to conform to the current period presentation.
(6)	Consists primarily of exchange-traded contracts, certain written options and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

As indicated in Table 36, approximately 82% of our counterparty credit exposure for OTC interest-rate swaps, certain option-based derivatives and foreign-currency swaps was collateralized at September 30, 2008. An entity affiliated with Lehman was our counterparty in certain derivative transactions. Upon Lehman’s bankruptcy filing, we terminated the transactions and requested payment of the settlement amount, which the entity failed to pay. We then exercised our right to seize collateral previously posted by the entity in connection with the transactions. The collateral was insufficient to cover the settlement amount, leaving a shortfall of approximately $30 million. During the third quarter of 2008, we recorded a $27 million reduction to our derivative assets which represents an estimate of the probable loss on this transaction.

The increase in our exposure at September 30, 2008 was due to interest rate movements on September 30, 2008. We request and post collateral on the subsequent business day based upon the prior day’s ending derivative position by counterparty. Therefore there is always a one business day lag from our exposure to when the collateral is posted to us. Our derivative counterparties posted the necessary collateral on October 1, 2008 mitigating our period end exposure.

72	Freddie Mac

Additionally, as indicated in Table 36, the total exposure to our forward purchase and sale commitments of $1.8 billion at September 30, 2008 was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

Our Customers — Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders, or seller/servicers, are among the largest mortgage loan originators in the U.S. We are exposed to institutional credit risk arising from the insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from the representations and warranties made to us for loans they underwrote and sold to us. The credit risk associated with servicing relates to whether we could transfer the applicable servicing rights to a successor servicer and recover amounts owed to us by the defaulting servicer in the event the defaulting servicer does not fulfill its responsibilities. We believe that the value of those servicing rights generally would provide us with significant protection against our exposure to a seller/servicer’s failure to perform its repurchase obligations. We have contingency procedures in place that are intended to provide for a timely transfer of current servicing information in the event one of our major counterparties is no longer able to fulfill its servicing responsibilities. However, due to the significant size of the mortgage-servicing portfolios of some of our major customers relative to the servicing capacity of the market, the failure of one of our major servicers could adversely affect our ability to conduct operations in a timely manner.

In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corp., and together these companies’ subsidiaries accounted for 23% of our mortgage guarantee issuance volume during the nine months ended September 30, 2008. Due to the strain on the mortgage finance industry during the third quarter of 2008, several more of our significant seller/servicers have been adversely affected and have undergone dramatic changes in their ownership or financial condition. GMAC Mortgage, LLC, a subsidiary of Residential Capital LLC, or ResCap, is one of our seller/servicers and comprised approximately 3.5% of our mortgage purchase volume for the nine months ended September 30, 2008. ResCap has recently made several announcements about its weakened financial condition and concern regarding its ability to continue operations in the short-term. In September 2008, Washington Mutual Bank, which accounted for 7% of our single-family mortgage purchase volume during the nine months ended September 30, 2008, was closed by the Office of Thrift Supervision and the FDIC was named receiver and all of its deposits, assets and certain liabilities of its banking operations were acquired by JPMorgan Chase Bank, NA. JPMorgan Chase has asserted that, as successor servicer of mortgages for us and formerly serviced by Washington Mutual, JPMorgan Chase will not be responsible for Washington Mutual’s existing and future obligations to repurchase mortgages sold to us by Washington Mutual and later found to be inconsistent with representations and warranties made at the time of sale. We have informed JPMorgan Chase that we are unwilling to consent to it being successor servicer unless it assumes the Washington Mutual repurchase obligations. Chase Home Finance LLC, a subsidiary of JPMorgan Chase, is also a significant seller/servicer and provided 9% of our single-family mortgage purchase volume during the nine months ended September 30, 2008. In addition, Wachovia Corporation, the parent of our customers Wachovia Bank, N.A. and Wachovia Mortgage, FSB, which together accounted for 2% of our single-family mortgage purchase volume during the nine months ended September 30, 2008, agreed to be acquired by Wells Fargo & Company in September 2008. Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, is also one of our significant seller/servicers and accounted for 20% of our single-family mortgage purchase volume during the nine months ended September 30, 2008. Although there are some unresolved issues with our servicing arrangements, we are monitoring these developments and are working to ensure that our servicing agreements, in accordance with their terms, will not be adversely affected. Similarly, in cases where we have mortgage purchase commitments, or “flow” contracts in place with both of the merged parties, the agreements continue until their stated expiration date. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information on our mortgage seller/servicers and our mortgage credit risks.

Under our agreements with our mortgage seller/servicers, we have the right to request that the seller/servicers repurchase mortgages sold to us if those mortgages do not comply with those agreements. As a result, our seller/servicers repurchase mortgages sold to us, or indemnify us against losses on those mortgages, whether we subsequently securitized the loans or held them in our retained portfolio. During the nine months ended September 30, 2008 and 2007, the aggregate unpaid principal balance of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $1.2 billion and $442 million, respectively. When a seller/servicer repurchases a mortgage that is securitized by us, our related guarantee asset and obligation are extinguished similar to any other form of liquidation event for our PCs. However, when we exercise our recourse provisions due to misrepresentation by the seller for loans that have already been repurchased by us under our performance guarantee, we remove the carrying value of our related mortgage asset and recognize recoveries on loans impaired upon purchase.

73	Freddie Mac

Lehman services single-family loans for us. We have potential exposure to Lehman for servicing-related obligations due to us, including mortgage repurchase obligations, which is currently estimated to be approximately $558 million. In July 2008, IndyMac Bancorp, Inc. announced that the FDIC had been made a conservator of the bank, and we also have potential exposure to IndyMac for servicing-related obligations, including repurchase obligations, which we currently estimate to be $726 million. Our estimate of probable losses for exposure to seller/servicers for their repurchase obligations to us is considered as part of our estimate for our provision for credit losses as of September 30, 2008. The estimates of potential exposure are higher than our estimates for probable loss as we consider the range of possible outcomes as well as the passage of time, which can change the indicators of incurred, or probable losses. Our current estimates of potential exposure to Lehman and IndyMac have increased since September 30, 2008. We also consider the estimated value of related mortgage servicing rights in determining our estimates of probable loss, which reduce our potential exposures. We believe we have adequately provided for these exposures in our loan loss reserves at September 30, 2008; however, our actual losses may exceed our estimates.

Mortgage and Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage and bond insurers that insure mortgages and securities we purchase or guarantee. We manage this risk by establishing eligibility standards for mortgage insurers and by regularly monitoring our exposure to individual mortgage and bond insurers. Our monitoring includes regularly performing analyses of the estimated financial capacity of these insurers under different adverse economic conditions. We also monitor the insurers’ credit ratings, as provided by nationally recognized statistical rating organizations, and we periodically review the methods used by those organizations. Recently, many of our large insurers have been downgraded by nationally recognized statistical rating organizations. We periodically perform on-site reviews of mortgage insurers to monitor compliance with our eligibility requirements and to evaluate their management and control practices. In addition, state insurance authorities regulate insurers.

Although we monitor the financial strength of our mortgage and bond insurers, we also place emphasis on the analysis of ratings agencies to evaluate claims paying ability and the capital strength of the firms. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provides credit enhancement fails to fulfill its obligation, the result could be increased credit-related costs and a possible reduction in the fair values associated with our PCs or Structured Securities. Table 37 presents our exposure to mortgage insurers, excluding bond insurance, as of September 30, 2008.

Table 37 — Mortgage Insurance by Counterparty

			September 30, 2008
	S&P Credit	S&P Credit	Primary	Pool	Maximum
Counterparty Name	Rating(1)	Rating Outlook(1)	Insurance(2)	Insurance(2)	Exposure(3)
			(dollars in billions)

Mortgage Guaranty Insurance Corp. (MGIC)	A	Negative	$60	$53	$16
Radian Guaranty Inc.	BBB+	Negative	41	25	12
Genworth Mortgage Insurance Corporation	AA−	Negative	42	1	11
PMI Mortgage Insurance Co. (PMI)	A−	Negative	31	4	8
United Guaranty Residential Insurance Co. (UGRI)	A−	Negative	32	1	8
Republic Mortgage Insurance (RMIC)	A+	Negative	27	5	7
Others(4)	—	—	18	5	4

Total			$251	$94	$66

(1)	Latest rating available as of November 10, 2008.
(2)	Represents the amount of unpaid principal balance at the end of the period for single-family mortgages in our retained portfolio and backing our issued PCs and Structured Securities covered by the respective insurance type.
(3)	Represents the remaining contractual limit for reimbursement of losses of principal incurred on the aggregate policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	No remaining counterparty represents greater than 10% of our total maximum exposure.

For our exposure to mortgage insurers, we evaluate the recovery from these insurance policies for mortgage loans in our retained portfolio as well as loans underlying our PCs and Structured Securities as part of the estimate of our provision for credit losses. To date, downgrades of insurer financial strength ratings and our evaluation of remediation plans provided by our mortgage insurance counterparties have not significantly affected our provision for credit loss; however, we have reflected expectations of unrecoverable claims in our fair value estimates of our guarantee obligation during the nine months ended September 30, 2008.

We received proceeds of $418 million and $220 million during the nine months ended September 30, 2008 and 2007, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We also received proceeds of $13 million and $57 million for the nine months ended September 30, 2008 and 2007, respectively, from mortgage insurers on sales of single-family properties previously covered by insurance on the related foreclosed loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $617 million and $233 million as of

74	Freddie Mac

September 30, 2008 and December 31, 2007, respectively, related to amounts claimed on foreclosed properties. Based upon currently available information, we expect that most of our mortgage insurance counterparties possess adequate financial strength and capital to meet their obligations to us for the near term. On June 19, 2008, Triad Guaranty Insurance Corporation, or Triad, which is included in “Others” in Table 37 above, announced that it would cease issuing new insurance business effective July 15, 2008. We informed our customers that mortgages with commitments of insurance from Triad dated after July 14, 2008 are not eligible for sale to us. For an insurer to be designated by us as Freddie Mac-approved insurer, the company must be rated by at least two of the following three rating agencies — S&P, Moody’s, and Fitch, and must not receive a rating less than AA− /Aa3 by any listed rating agency. We reviewed the remediation plans for returning to AA-rated status provided by each of MGIC, Radian Guaranty Inc. and PMI after their downgrades below AA. We have determined, based on those plans, to continue to treat their eligibility as if they were a Freddie Mac-approved insurer. RMIC has submitted a remediation plan, which we are evaluating. On September 15, 2008, UGRI, a subsidiary of American International Group, Inc., was downgraded below the AA-category by one rating agency and has submitted a remediation plan, which we are evaluating.

We principally have exposure to monoline bond insurers when we purchase a security with insurance owned by the trust issuing the security, referred to as primary monoline insurance. For this type of exposure, our potential losses are reflected through declines in the fair value of the security. We evaluate the recovery from these insurance policies as part of our impairment analysis for securities within our retained portfolio. We recognized significant impairment losses during the second and third quarters of 2008 on certain of these securities covered by our monoline bond insurers. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Retained Portfolio” for more information on our impairment analysis of securities covered by monoline bond insurance. We also have exposure to monolines when we purchase additional credit protection (i.e., insurance) directly from the monolines to mitigate a portion of the credit risk on certain of our non-agency mortgage-related securities in our retained portfolio. Table 38 presents our coverage amounts of monoline bond insurance, including primary and secondary coverage, for securities held in our retained portfolio and non-mortgage-related investments in our cash and investments portfolio, on a combined basis.

Table 38 — Monoline Bond Insurance by Counterparty

			September 30, 2008
	S&P Credit	S&P Credit	Coverage	Percent
Counterparty Name	Rating(1)	Rating Outlook(1)	Outstanding(2)	of Total
			(dollars in billions)

Ambac Assurance Corporation	AA	Negative	$6	36%
FGIC	BB	Credit watch negative	4	20
MBIA Insurance Corp.	AA	Negative	4	21
Financial Security Assurance Inc.	AAA	Credit watch negative	3	15
Others(3)	—	—	1	8

Total			$18	100%

(1)	Latest rating available as of November 10, 2008.
(2)	Represents the contractual limit for reimbursement of losses incurred on non-agency mortgage-related securities held in our retained portfolio and non-mortgage securities in our cash and investment portfolio.
(3)	No remaining counterparty represents greater than 10% of our total coverage outstanding.

In accordance with our risk management policies we will continue to actively monitor the financial strength of our mortgage and bond insurers in this challenging market environment. In the event one or more of our mortgage or bond insurers were to become insolvent it is possible that we would not collect all of our claims from the affected insurer and it may impact our ability to recover certain unrealized losses on our retained portfolio or recoveries associated with credit losses in our guaranteed PCs and Structured Securities. To date, no mortgage or bond insurer has failed to meet its obligations to us.

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

Mortgage Market Background

We have been affected by deteriorating conditions in the single-family housing and mortgage markets during 2007 and 2008. We believe these conditions have, in part, been exacerbated by changes in underwriting standards by financial

75	Freddie Mac

institutions that resulted in originations of mortgage loans in recent years to less credit-worthy borrowers than in the past. Financial institutions significantly increased mortgage lending and securitization of both subprime and Alt-A mortgage products, and these loans comprised a much larger amount of origination and securitization issuance volumes during 2006 and 2007. The exposure to mortgage credit risk for a number of financial institutions also increased with the expanding use of leverage as well as mortgage credit and derivative products. We believe these products, such as credit default swaps, or CDS, and collateralized debt obligations, or CDO, obscure the distribution of risk among market participants. Moreover, the complexity of such instruments made the overall risk exposure of the financial institutions using them less transparent. We believe concerns about counterparties with significant exposures associated with these instruments further reduced transaction volumes and new issuances of non-agency mortgage-related securities during 2008.

The table below illustrates the size of mortgage origination and securitization activities in the market during these years relative to our own market participation. We have not presented CDS or CDO market statistics, since there is no reliable data that illustrates these exposures and we have not significantly participated in the market for these products. See “Table 36 — Derivative Counterparty Credit Exposure” and “ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” for additional information on credit guarantee derivatives.

Table 39 — Mortgage Market Share Comparison

	Nine Months Ended	Full-year	Full-year
	September 30, 2008	2007	2006
	(in billions)

Market Data — all market participants:
Total mortgage originations(1)	$1,235	$2,430	$2,980

Non-agency security issuance(2)
Backed-by subprime mortgage loans(3)	$2	$219	$483
Backed-by other mortgage loans(4)	9	430	585

Total	$11	$649	$1,068

Freddie Mac Data:
Purchases of single-family loans and non-agency securities for our total mortgage portfolio:
Single-family mortgage loan purchases(5)	$310	$466	$351

Private-label mortgage-related security purchases(6)	2	74	117

(1)	Source: Inside Mortgage Finance estimates of originations of single-family first- and second liens dated October 31, 2008.
(2)	Source: Inside Mortgage Finance estimates dated October 31, 2008. Based on unpaid principal balance of securities issued.
(3)	Consists of loans categorized as subprime based solely on the credit score of the borrower at the time of origination.
(4)	Includes securities backed by loans above the conforming loan limits, Alt-A loans, and home equity second liens.
(5)	Consists of purchases of mortgage loans for our retained portfolio as well as those loans that back our PC’s and Structured Securities. See “Table 54 — Total Mortgage Portfolio Activity Detail” for further information.
(6)	Excludes our purchases of securities used for issuance of guarantees in our Structured Transactions.

As shown above, single-family mortgage loan purchases for our total mortgage portfolio comprised approximately 12%, 19% and 25% of total mortgage originations during full-year 2006, full-year 2007, and the nine months ended September 30, 2008, respectively. The composition of private-label, or non-agency, mortgage security issuance backed by subprime mortgages, increased significantly in the market during 2006 and 2007. As shown above, our purchases of non-agency mortgage-related securities for our retained portfolio represented approximately 11% of the total issuance of these securities in the market during both 2006 and 2007, respectively. During the nine months ended September 30, 2008, the market for new issuances of non-agency mortgage securities has been nearly non-existent.

As a result of greater variability in underwriting standards during 2006 and 2007, the deterioration in mortgage performance has also varied considerably across different market segments. Our credit exposure in our single-family mortgage portfolio, which is made up of the mortgage loans that we own or have guaranteed, is primarily in conforming prime and Alt-A mortgage loans. Our single-family mortgage portfolio is generally subject to more consistent underwriting standards and thus, our portfolio has performed better relative to most market participants and market segments. Several macro-economic factors have also deteriorated during 2008, which has affected the performance of all types of mortgage loans. Consequently both prime and non-prime borrowers have been affected by the compounding pressures on household wealth caused by declines in home values, significant declines in the stock market, rising rates of unemployment and increasing food and energy prices. Table 40 shows the performance of our single-family mortgage portfolio during 2008 as compared to industry averages.

76	Freddie Mac

Table 40 — Mortgage Performance Comparison

	As of
	09/30/2008	06/30/2008	03/31/2008	12/31/2007	09/30/2007

Delinquency rate:
Freddie Mac’s single-family mortgage portfolio(1)	1.22%	0.93%	0.77%	0.65%	0.51%
Industry — prime loans(2)	N/A	2.35	1.99	1.67	1.31
Industry — subprime loans(2)	N/A	17.85	16.42	14.44	11.38

	For the Three Months Ended
	09/30/2008	06/30/2008	03/31/2008	12/31/2007	09/30/2007

Foreclosures starts ratio(3):
Freddie Mac’s single-family mortgage portfolio(1)	0.36%	0.31%	0.30%	0.24%	0.18%
Industry — prime loans(2)	N/A	0.67	0.54	0.41	0.37
Industry — subprime loans(2)	N/A	4.70	4.06	3.44	3.12

(1)	Excludes our Structured Transactions and mortgages covered under long-term standby commitment agreements and is based on the number of loans 90 days or more past due, as well as those in the process of foreclosure. See “CREDIT RISKS — Credit Performance — Delinquencies” for further information on the delinquency rates of our single-family mortgage portfolio excluding Structured Transactions.
(2)	Source: Mortgage Bankers Association’s National Delinquency Survey representing the total of first lien single-family loans in the survey categorized as prime or subprime, respectively. Excludes FHA and VA loans. Data was not yet available for the third quarter of 2008.
(3)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter.

Underwriting and quality control standards

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, we provide originators with a series of mortgage underwriting standards and unless we waive these standards, the originators represent and warrant to us that the mortgages sold to us meet these requirements. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage or make us whole in the event of a default. In response to the changes in the residential mortgage market during the last year, we made changes to our underwriting guidelines in 2008, with which our single-family seller/servicers must comply for loans delivered to us for purchase or securitization. These changes will result in significantly reducing purchases of mortgages with LTV ratios over 95%, and limiting combinations of higher-risk characteristics in loans we purchase, including those with reduced documentation. We announced additional changes to our guidelines in October 2008 that are effective for our purchases on or after January 2, 2009. We have also reduced maximum LTV ratios for certain cash-out refinance and investment property mortgages to 90% or less, depending on the number of units in the property and the presence of secondary financing. In some cases, binding commitments under existing customer contracts may delay the effective dates of certain underwriting adjustments. While the impact of these changes has yet to be fully realized, we expect that they will improve the credit profile of the mortgages that are delivered to us going forward.

In response to market needs, the Economic Stimulus Act of 2008 temporarily increased the conforming loan limit in certain high-cost areas for single-family mortgages originated from July 1, 2007 through December 31, 2008. The new loan limits are applicable to high cost areas only and are the higher of the 2008 conforming loan limit ($417,000) or 125% of the HUD determined area median house price, not to exceed $729,750, for a 1-unit property. We have specified certain credit requirements for loans we will accept in this category, including but not limited to; (a) limitations in certain volatile home price markets, (b) required borrower documentation of income and assets, (c) limits on cash-out refinancing amounts and (d) a maximum original LTV ratio of 90%. We began purchasing and securitizing conforming-jumbo mortgages in April 2008. Our purchases of these loans into our total mortgage portfolio for the three months ended September 30, 2008 have totaled $207 million in unpaid principal balance. We have experienced increased competition in the mortgage finance market with respect to this product. Given market conditions and competition especially from FHA, we do not anticipate purchasing significant amounts of conforming jumbo product in 2008.

The Reform Act, which was passed in July 2008, allows increases in our single-family conforming loan limits, beginning January 1, 2009 based on changes in the new housing price index established by FHFA. Consistent with existing guidance, any decreases in this index would be accumulated and would offset any future increases in the housing price index so that loan limits do not decrease from year-to-year. In high-cost areas — where 115% of the median home price exceeds the otherwise applicable conforming loan limit — the Reform Act increases the loan limits to the lesser of (i) 115% of the median house price or (ii) 150% of the conforming loan limit, currently $625,500. The high-cost provisions on loan limits become effective January 1, 2009 when the temporary authority for purchases of high-cost loans granted by the Economic Stimulus Act of 2008 expires. In November 2008, FHFA announced that the conforming loan limit for the GSEs will remain at the current level of $417,000 for 2009 with higher limits in certain cities and counties.

77	Freddie Mac

Table 41 provides characteristics of our single-family mortgage loans purchased during the three and nine months ended September 30, 2008 and 2007, and of our single-family mortgage portfolio at September 30, 2008 and December 31, 2007.

Table 41 — Characteristics of Single-Family Mortgage Portfolio(1)

	Purchases During		Purchases During
	the Three Months		the Nine Months		Portfolio at
	Ended September 30,		Ended September 30,		September 30,	December 31,
	2008	2007	2008	2007	2008	2007
Original LTV Ratio Range(2)

≤ 60%	24%	20%	24%	19%	22%	22%
> 60% – 70%	14	13	16	14	16	16
> 70% – 80%	41	45	40	51	46	47
> 80% – 90%	12	9	11	7	8	8
> 90% – 100%	9	13	9	9	8	7

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	72%	73%	71%	73%	72%	71%
Estimated Current LTV Ratio Range(3)

≤ 60%					36%	41%
> 60% – 70%					14	15
> 70% – 80%					19	19
> 80% – 90%					14	15
> 90% – 100%					8	7
> 100%					9	3

Total					100%	100%

Weighted average estimated current LTV ratio					68%	63%
Credit Score(4)

≥ 740	56%	43%	53%	42%	46%	45%
700 – 739	22	22	22	23	23	23
660 – 699	14	18	15	19	17	18
620 – 659	6	11	7	10	9	9
< 620	2	6	3	6	4	4
Not available	—	—	—	—	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score	738	719	733	719	724	723
Loan Purpose

Purchase	55%	48%	39%	46%	40%	40%
Cash-out refinance	25	27	32	32	30	30
Other refinance	20	25	29	22	30	30

Total	100%	100%	100%	100%	100%	100%

Property Type

1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	88%	90%	89%	90%	91%	91%
Second/vacation home	6	5	5	5	5	5
Investment	6	5	6	5	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the unpaid principal balance of the single-family mortgage portfolio excluding Structured Securities backed by Ginnie Mae certificates and certain Structured Transactions. Structured Transactions with ending balances of $3 billion at September 30, 2008 and $6 billion at December 31, 2007 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchases we made during 2008, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. Including secondary financing, the total LTV ratios above 90% were 14% at both September 30, 2008 and December 31, 2007, respectively.
(4)	Credit score data is as of mortgage loan origination and is based on FICO scores.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by one or more of the following: (a) mortgage insurance for mortgage amounts above the 80% threshold; (b) a seller’s agreement to repurchase or replace any mortgage upon default; or (c) retention by the seller of at least a 10% participation interest in the mortgages. In addition, we employ other types of credit enhancements, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures. As shown in the table above, the percentage of borrowers

78	Freddie Mac

with estimated current LTV ratios greater than 100% has increased from 3% at December 31, 2007 to 9% of our single-family mortgage portfolio as of September 30, 2008. As estimated current LTVs increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property and purchase a less expensive home or move to a rental property. For borrowers with estimated current LTV greater than 100%, the borrower has negative equity and thus is also more likely to default than other borrowers, regardless of his or her financial condition. For the approximately 31% and 25% of single-family mortgage loans with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 711 and 708 at September 30, 2008 and December 31, 2007, respectively.

Portfolio Product Diversification

Product mix affects the credit risk profile of single-family loans within our total mortgage portfolio. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who seek and qualify for them. Conversely, interest-only and certain adjustable-rate mortgages typically default at a higher rate than fixed-rate mortgages, although default rates for different types of ARMs may vary.

The primary mortgage products comprising the single-family mortgage loans in our retained portfolio and our issued PCs and Structured Securities portfolio are conventional first lien, fixed-rate mortgage loans. Single-family amortizing long-term fixed-rate mortgages comprised approximately 81% of single-family mortgage loans in our retained portfolio and loans underlying our issued PCs and Structured Securities at both September 30, 2008 and December 31, 2007. We did not purchase any second lien mortgage loans for our retained portfolio during the nine months ended September 30, 2008 and 2007 and these loans constituted less than 0.1% of those underlying our PCs and Structured Securities portfolio as of September 30, 2008. However, during the past several years, there was a rapid proliferation of mortgage products designed to address a variety of borrower and lender needs, including issues of affordability, and reduced income documentation requirements. While features of these products have been on the market for some time, their prevalence in our total mortgage portfolio increased through mid-2007 before beginning to decline as the market began producing a greater proportion of fixed-rate, amortizing mortgage products. See “ITEM 1. BUSINESS — REGULATION AND SUPERVISION — Office of Federal Housing Enterprise Oversight — Guidance on Non-traditional Mortgage Product Risks and Subprime Lending” and “ITEM 1A. RISK FACTORS — Legal and Regulatory Risks” in our Registration Statement for more information on these products.

Structured Transactions

We also issue certain Structured Securities to third parties in exchange for non-Freddie Mac mortgage-related securities. The non-Freddie Mac mortgage-related securities use collateral transferred to trusts that were specifically created for the purpose of issuing the securities. We refer to this type of Structured Security as a Structured Transaction. Structured Transactions can generally be segregated into two different types. In the first type, we purchase only the senior tranches from a non-Freddie Mac senior-subordinated securitization, place these senior tranches into a securitization trust, provide a guarantee of the principal and interest of the senior tranches, and issue the Structured Transaction. For other Structured Transactions, we purchase non-Freddie Mac single-class, or pass-through, securities, place them in a securitization trust, guarantee the principal and interest, and issue the Structured Transaction. In the first type of Structured Transaction, the senior tranches we purchase as collateral for the Structured Transactions benefit from credit protections from the related subordinated tranches, which we do not purchase. Additionally, there are other credit enhancements and structural features retained by the seller, such as excess interest or overcollateralization, which provide credit protection to our interests, and reduce the likelihood that we will have to perform under our guarantee. Structured Transactions backed by pass-through securities do not benefit from structural or other credit enhancement protections. In exchange for providing our guarantee on Structured Transactions, we may receive a management and guarantee fee.

Higher Risk Combinations

Combining certain loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency, default and credit losses. However, our participation in these categories generally helps us meet our affordable housing goals. As of September 30, 2008, approximately 1% of mortgage loans in our single-family mortgage portfolio were made to borrowers with credit scores below 620 and had first lien, original LTV ratios, greater than 90% at the time of mortgage origination. In addition, as of September 30, 2008, 4% of Alt-A single-family loans we own or have guaranteed were made to borrowers with credit scores below 620 at mortgage origination. In prior years, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on first lien mortgages. Including this secondary financing by third parties, we estimate that the percentage of first lien loans we own or have guaranteed that have total original LTV ratios above 90% was approximately 14% at both September 30, 2008 and December 31, 2007.

79	Freddie Mac

Subprime Loans

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards such as limited or no documentation of a borrower’s income. The subprime market helps certain borrowers by broadening the availability of mortgage credit. While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Combinations” for further information). In addition, we estimate that approximately $6 billion of security collateral underlying our Structured Transactions at both September 30, 2008 and December 31, 2007 were classified as subprime, based on our classification that they are also higher-risk loan types.

We categorize non-agency securities as subprime generally if they were labeled as such at the time we purchase them. At September 30, 2008 and December 31, 2007, we held investments of approximately $80 billion and $101 billion, respectively, of non-agency mortgage-related securities backed by subprime loans. These securities include significant credit enhancement, particularly through subordination, and 80% and 100% of these securities were investment grade at September 30, 2008 and December 31, 2007, respectively. During 2008, the credit characteristics of these securities have experienced significant and rapid declines accelerating in the third quarter of 2008. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Retained Portfolio” for further discussion and our evaluation of these securities for impairment.

On July 8, 2008, the American Securitization Forum, or ASF, working with various constituency groups as well as representatives of U.S. federal government agencies, updated the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime ARM Loans, or the ASF Framework, which the ASF originally issued in 2007. The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default during 2008 because the borrowers cannot afford the increased payments after the interest rate is reset, or adjusted, on their mortgage loans. The ASF Framework is focused on subprime, first-lien ARMs that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Subprime ARM Loans” within the ASF Framework). Under the ASF Framework, Subprime ARM Loans are divided into the following segments:

•	Segment 1 — those where the borrowers are expected to refinance their loans if they are unable or unwilling to meet their reset payment obligations;

•	Segment 2 — those where the borrowers are unlikely to be able to refinance into any readily available mortgage product. Criteria to categorize these loans include a credit score less than 660 and other criteria that would otherwise make the loan FHA ineligible.

•	Segment 3 — those where the borrowers are unlikely to be able to refinance into any readily available mortgage product and the servicer is expected to pursue available loss mitigation actions.

As of September 30, 2008, approximately $18 million of mortgage loans that back our PCs and Structured Securities meet the qualifications of segment 2, Subprime ARM Loan. However, we have not applied the approach in the ASF Framework and it has not had any impact on the off-balance sheet treatment of our PCs and Structured Securities that hold loans meeting the related Subprime ARM Loan criteria. Our loss mitigation approach for Subprime ARM Loans under the ASF Framework is the same as any other delinquent loan underlying our PCs and Structured Securities. Refer to “Loss Mitigation Activities” below, and “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — CREDIT RISKS — Mortgage Credit Risk — Loss Mitigation Activities” in our Registration Statement for a description of our approach to loss mitigation activity.

Alt-A Loans

Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or alternative documentation requirements relative to a full documentation mortgage loan. Although there is no universally accepted definition of Alt-A, industry participants have used this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation.

We principally acquire single-family mortgage loans originated as Alt-A from our traditional lenders that largely specialize in originating prime mortgage loans. These lenders typically originate Alt-A loans as a complementary product

80	Freddie Mac

offering and generally follow an origination path similar to that used for their prime origination process. In determining our Alt-A exposure in loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, which indicate that the loan should be classified as Alt-A. We estimate that approximately $187 billion, or 10%, of loans underlying our guaranteed PCs and Structured Securities at September 30, 2008 were classified as Alt-A mortgage loans. In addition, we estimate that approximately $2 billion, or approximately 6%, of our investments in single-family mortgage loans in our retained portfolio were classified as Alt-A loans as of September 30, 2008. For all of these Alt-A loans combined, the average credit score was 724, and the estimated current average LTV ratio, based on our first-lien exposure, was 79%. The delinquency rate for these Alt-A loans was 4.10% and 1.86% at September 30, 2008 and December 31, 2007, respectively. We implemented several changes in our underwriting and eligibility criteria in 2008 to reduce our acquisition of certain higher-risk loan products, including Alt-A loans. As a result, there are approximately $15 billion of single-family Alt-A mortgage loans in our retained portfolio and underlying our PCs and Structured Securities as of September 30, 2008 that were originated in 2008 as compared to $59 billion as of September 30, 2007 that were originated in 2007.

We also invest in non-agency mortgage-related securities backed by single-family Alt-A loans in our retained portfolio. We have classified these securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. A total of $42 billion and $51 billion of our single-family non-agency mortgage-related securities were backed by Alt-A and other mortgage loans at September 30, 2008 and December 31, 2007, respectively. We have focused our purchases on credit-enhanced, senior tranches of these securities, which provide additional protection due to subordination. Of these securities, 89% and 100% were investment grade at September 30, 2008 and December 31, 2007, respectively. We estimate that a significant portion of the declines in fair values for most of these securities have been due to poor underlying collateral performance, decreased liquidity and larger risk premiums in the mortgage market. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Retained Portfolio” for discussion of our evaluation of these securities for impairment.

Credit Enhancements

At September 30, 2008 and December 31, 2007, our credit-enhanced mortgages and mortgage-related securities represented approximately 18% and 17% of the $1,934 billion and $1,819 billion, respectively, unpaid principal balance of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, our Structured Transactions and that portion of issued Structured Securities that is backed by Ginnie Mae Certificates. We exclude non-Freddie Mac mortgage-related securities because they expose us primarily to institutional credit risk. We exclude that portion of Structured Securities backed by Ginnie Mae Certificates because the incremental credit risk to which we are exposed is considered insignificant. Although many of our Structured Transactions are credit enhanced, we present the credit enhancement coverage information separately in the table below due to the use of subordination in many of the securities’ structures. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Retained Portfolio” for additional information on credit enhancement coverage of our investments in non-Freddie Mac mortgage-related securities.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family mortgage portfolio, including those underlying our PCs and Structured Securities, and is typically provided on a loan-level basis. As of September 30, 2008 and December 31, 2007, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under primary mortgage insurance, excluding reimbursement of expenses, was $59.7 billion and $51.9 billion, respectively.

Other prevalent types of credit enhancement that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. At September 30, 2008 and December 31, 2007, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under lender recourse and indemnification agreements was $11.4 billion and $12.1 billion, respectively; and at both dates, we had $3.8 billion in pool insurance. See “Institutional Credit Risk — Mortgage and Bond Insurers” and “Mortgage Seller/Servicers” for further discussion about our mortgage loan insurers and seller/servicers.

Other forms of credit enhancements on single-family mortgage loans include government guarantees, collateral (including cash or high-quality marketable securities) pledged by a lender, excess interest and subordinated security structures. At both September 30, 2008 and December 31, 2007, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under other forms of credit enhancements was $0.5 billion. Table 42 provides information on credit enhancements and credit performance for our Structured Transactions.

81	Freddie Mac

Table 42 — Credit Enhancement, or CE, and Credit Performance of Single-Family Structured Transactions(1)

	Unpaid Principal Balance						Credit Losses(4)
	at September 30,				Average CE	Delinquency	Nine Months Ended September 30,
Structured Transaction Type	2008		2007		Coverage(2)	Rate(3)	2008	2007
	(in millions)						(in millions)

Pass-through	$19,093	(5)	$13,401	(5)	—%	1.82%	$40	$1
Overcollateralization	5,313		6,828		19%	17.26%	2	—

Total Structured Single-Family Transactions	$24,406		$20,229		4%	6.28%	$42	$1

(1)	Structured Transactions are a type of Structured Security where we issue our guarantee in a securitization using private-label, or non-Freddie Mac issued securities, as collateral. We issue two types of Structured Transactions, those using securities with senior/subordinated structures as well as other forms of credit enhancements, which represent the amount of protection against financial loss, and those without such structures which we categorize as a pass-through transaction. Credit enhancement percentages for each category are calculated based on information available from third-party financial data providers and exclude certain loan-level credit enhancements, such as private mortgage insurance, that may also afford additional protection to us.
(2)	Average credit enhancement represents a weighted-average coverage percentage, is based on unpaid principal balances and includes overcollateralization and subordination at September 30, 2008.
(3)	Based on the number of loans that are past due 90 days or more, or in the process of foreclosure at September 30, 2008.
(4)	Represents the total of our guaranteed payments that has exceeded the remittances of the underlying collateral and includes amounts charged-off during the period. Charge-offs are the amount of contractual principal balance that has been discharged in order to satisfy the mortgage and extinguish our guarantee.
(5)	Includes $1.9 billion and $2.2 billion at September 30, 2008 and 2007, respectively, that are securitized FHA/VA loans, for which those agencies provide recourse for 100% of qualifying losses associated with the loan.

The delinquency rates associated with single-family Structured Transactions categorized as pass-through structures have increased significantly during 2008. Although our credit losses to date have not been significant, we have increased our provision for credit losses on these guarantees during the three and nine months ended September 30, 2008. Our credit losses on Structured Transactions during the nine months ended September 30, 2008 are principally related to option ARM loans underlying several of these transactions. Our loan loss reserves associated with pass-through Structured Transactions issued prior to January 1, 2008, in relation to the outstanding UPB of these transactions were approximately 3.9% and 1.3% as of September 30, 2008 and December 31, 2007, respectively. We are actively monitoring the credit performance of the loans underlying these Structured Transactions, particularly those originated during 2006 and 2007, and we will continue to work with the servicers of these loans on their loss mitigation efforts in the remainder of 2008.

We may also use credit enhancements to mitigate risk of loss on certain multifamily mortgages and revenue bonds, generally those without recourse to the borrower. At September 30, 2008 and December 31, 2007, in connection with multifamily loans as well as PCs and Structured Securities backed by multifamily mortgage loans, excluding the loans that are underlying Structured Transactions, we had maximum coverage of $3.0 billion and $1.2 billion, respectively.

Loss Mitigation Activities

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in delinquent mortgages and providing alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and support fulfillment of our mission by assisting borrowers in retaining homeownership. Foreclosure alternatives are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the credit loss in REO. In August 2008 we implemented a plan to maximize the efforts of our servicers to execute foreclosure alternatives that included: (a) an increase in fee compensation paid to servicers for each repayment plan, loan modification or pre-foreclosure sale executed, (b) extending the time period for foreclosures in order to have an opportunity to negotiate repayment plans and loan modifications in states with relatively fast foreclosure processes, and (c) expanding our guidelines on the types of loans eligible and conditions required for loan modification, making alternatives available for a larger number of loans, including those previously modified. Table 43 presents our single-family foreclosure alternative volumes for the three and nine months ended September 30, 2008 and 2007, respectively.

82	Freddie Mac

Table 43 — Single-Family Foreclosure Alternatives(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(number of loans)

Repayment plans	10,270	8,771	33,348	28,874
Loan modifications	8,456	1,752	17,389	5,833
Forbearance agreements	828	673	2,430	2,476
Pre-foreclosure sales	1,911	504	3,994	1,438

Foreclosure alternatives	21,465	11,700	57,161	38,621

(1)	Based on the single-family mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Repayment plans are generally agreements completed with the borrower outside of the original mortgage loan agreement which allow for the borrower to separately repay all past due amounts, including nominal interest. Loan modifications include either: (a) those that result in a concession to the borrower, which are situations in which we do not expect to recover the full original principal or interest due under the original loan terms, or (b) those that do not result in a concession to the borrower, such as adding the past due amounts to the balance of the loan or extending the term. The majority of our loan modifications for the three and nine months ended September 30, 2008 are those in which we have agreed to add the past due amounts to the balance of the loan. Due to the higher rates of delinquency in loans underlying our single-family PCs, we are increasing our use of loan modifications and pre-foreclosure sales in 2008 as compared to 2007. During the third quarter of 2008, in order to accelerate our loss mitigation efforts we implemented a trial program to proactively offer modifications on some of the delinquent loans underlying our PCs that we identified using certain criteria that indicate they are more likely to proceed to foreclosure. This trial modification program did not follow our typical modification process, where we evaluate the borrower’s capacity to meet the modified terms by reviewing qualifications such as income and other indebtedness.

Large-scale loss mitigation programs through the use of modifications that freeze or reduce the interest rate and sometimes reduce the principal balance of a troubled borrower’s loan have become increasingly prevalent in the market. For example, in October 2008, Bank of America Corporation announced a program for modifications of certain subprime and option arm loans originated by Countrywide Financial Corporation prior to December 31, 2007. In October 2008, the FHA implemented a significant program under the HOPE for Homeowners Program, or H4H, that enables refinancing of mortgages originated prior to January 1, 2008 for borrowers meeting certain criteria. On November 11, 2008, our Conservator announced a broad-based program, involving Fannie Mae, the FHA, FHFA, Freddie Mac and twenty-seven seller/servicer partners, to offer a fast-track loan modification to certain troubled borrowers. We will begin offering loan modifications to troubled borrowers on December 15, 2008 under this program. Such borrowers may be eligible for modifications that would reduce the borrower’s monthly payment by capitalizing past due payments, reducing interest rates, extending mortgage terms, forbearing principal payments, or a combination of these options. We have not yet estimated whether the program will significantly increase our volume of loan modifications, because the success of the program is dependent on the success of efforts to obtain qualifying information from eligible delinquent borrowers. The resulting modified loans are intended to provide these borrowers with an affordable monthly payment, defined as one where the borrower’s monthly payment is no more than 38% of the household’s monthly gross income. This streamlined modification program offers another alternative and complements existing loss modification programs we utilize to avoid foreclosures.

In addition, as part of the EESA, FHFA, as Conservator, is required to implement a mitigation program for delinquent mortgage loans within our total mortgage portfolio in order to maximize assistance for homeowners and encourage our servicers to take advantage of H4H to mitigate foreclosures. FHFA must develop and begin implementing a plan 60 days after the date of enactment. We cannot predict the content of the plan that FHFA may implement.

Credit Performance

Delinquencies

We report single-family delinquency rate information based on the number of loans that are 90 days or more past due and those in the process of foreclosure. For multifamily loans, we report delinquency rates based on net carrying values of mortgage loans 90 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent for purposes of reporting delinquency rates if the borrower is less than 90 days delinquent under the modified terms. We include all the single-family loans that we own and those that are collateral for our PCs and Structured Securities for which we actively manage the credit risk. Consequently, we exclude that portion of our Structured Securities that are backed by Ginnie Mae Certificates and our Structured Transactions. We exclude Structured Securities backed by Ginnie Mae Certificates because these securities do not expose us to meaningful amounts of credit risk due to the guarantee provided on these securities by the U.S. government. We exclude Structured Transactions from the delinquency rates of our single-family mortgage portfolio because these are backed

83	Freddie Mac

by non-Freddie Mac securities and consequently, we do not service the underlying loans and do not perform primary loss mitigation. Many of these securities are significantly credit enhanced through subordination and are not representative of the loans for which we have primary, or first loss, exposure. Structured Transactions represented approximately 1% of our total mortgage portfolio at both September 30, 2008 and December 31, 2007. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 5.6 — Delinquency Performance” to our consolidated financial statements for the delinquency performance of our single-family and multifamily mortgage portfolios, including Structured Transactions. Table 44 presents regional single-family delinquency rates for non-credit enhanced loans, excluding those underlying our Structured Transactions.

Table 44 — Single-Family — Delinquency Rates, excluding Structured Transactions — By Region(1)

	September 30, 2008		December 31, 2007
	Percent of		Percent of
	Unpaid Principal	Delinquency	Unpaid Principal	Delinquency
	Balance(2)	Rate	Balance(2)	Rate

Northeast(1)	24%	0.69%	24%	0.39%
Southeast(1)	18	1.31	18	0.59
North Central(1)	19	0.72	20	0.48
Southwest(1)	13	0.46	13	0.32
West(1)	26	1.08	25	0.42

	100%		100%

Total non-credit-enhanced — all regions		0.87		0.45
Total credit-enhanced — all regions		2.75		1.62
Total single-family mortgage portfolio, excluding Structured Transactions		1.22		0.65

(1)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(2)	Based on mortgage loans in our retained portfolio and total guaranteed PCs and Structured Securities issued, excluding that portion of Structured Securities that is backed by Ginnie Mae Certificates.

During 2007 and continuing in the nine months ended September 30, 2008, home prices have declined broadly across the U.S. In some geographical areas, particularly in the West and North Central regions and Florida, these declines have been combined with increased rates of unemployment and weakness in home sales, which has resulted in significant increases in delinquency rates throughout the nine months ended September 30, 2008. These increases in delinquency rates have been more severe in the Southeast, West and Northeast regions for the nine months ended September 30, 2008, particularly in the states of California, Florida, Nevada and Arizona. For example, as of September 30, 2008, single-family loans in the state of Florida comprise 7% of our single-family mortgage portfolio; however, this state makes up more than 20% of the delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances.

Increases in delinquency rates occurred in all product types during the nine months ended September 30, 2008, but were most significant for interest-only, Alt-A and ARM mortgage loans. Delinquency rates for interest-only and option ARM products, which together represented approximately 10% of our total single-family mortgage portfolio at September 30, 2008, increased to 4.10% and 5.38% at September 30, 2008, respectively, compared with 2.03% and 2.24% at December 31, 2007, respectively. In support of our servicers who are increasing their efforts to assist troubled borrowers avoid foreclosure, we announced in July 2008 that we have extended the timeframe for completion of the foreclosure process in certain states. In addition, many states, including Florida, already have relatively long foreclosure processes. The extension of our loss mitigation efforts as well as longer process timeframes of certain states experiencing significant home price declines has, in part, caused our delinquency rates to increase more severely in 2008. Until economic conditions moderate and fundamentals of the housing market improve, we expect our delinquency rates to continue to rise.

Performing and Non-Performing Assets

We have classified single-family loans in our total mortgage portfolio that are past due for 90 days or more (seriously delinquent) or whose contractual terms have been modified as a troubled debt restructuring due to the financial difficulties of the borrower as non-performing assets. Similarly, multifamily loans are classified as non-performing assets if they are 90 days or more past due (seriously delinquent), if collectibility of principal and interest is not reasonably assured based on an individual loan level assessment, or if their contractual terms have been modified due to financial difficulties of the borrower. Table 45 provides detail of performing and non-performing assets within our total mortgage portfolio.

84	Freddie Mac

Table 45 — Performing and Non-Performing Assets(1)

	September 30, 2008
		Non-Performing Assets
		Less Than
	Performing	90 Days	Seriously
	Assets(2)	Past Due(3)	Delinquent(4)	Total
	(in millions)

Mortgage loans in the retained portfolio
Multifamily	$68,013	$52	$—	$68,065
Multifamily troubled debt restructurings	—	241	—	241

Subtotal, mortgage loans in our retained portfolio, multifamily	68,013	293	—	68,306

Single-family	21,160	—	1,034	22,194
Single-family loans purchased under financial guarantees(5)	4,206	—	2,529	6,735
Single-family troubled debt restructurings	—	2,330	747	3,077

Subtotal, mortgage loans in our retained portfolio, single-family	25,366	2,330	4,310	32,006

Subtotal, mortgage loans in our retained portfolio	93,379	2,623	4,310	100,312

Guaranteed PCs and Structured Securities
Multifamily(6)	14,463	51	12	14,526
Single-family(6)	1,770,159	—	23,369	1,793,528
Structured Securities backed by non-Freddie Mac mortgage-related securities(7)	24,048	—	2,306	26,354

Subtotal, guaranteed PCs and Structured Securities	1,808,670	51	25,687	1,834,408

REO, net	—	—	3,224	3,224

Totals	$1,902,049	$2,674	$33,221	$1,937,944

	December 31, 2007
		Non-Performing Assets
		Less Than
	Performing	90 Days	Seriously
	Assets(2)	Past Due(3)	Delinquent(4)	Total
	(in millions)

Mortgage loans in the retained portfolio
Multifamily	$57,295	$—	$3	$57,298
Multifamily troubled debt restructurings	—	264	7	271

Subtotal, mortgage loans in our retained portfolio, multifamily	57,295	264	10	57,569

Single-family	13,591	—	698	14,289
Single-family loans purchased under financial guarantees(5)	2,399	—	4,602	7,001
Single-family troubled debt restructurings	—	2,690	609	3,299

Subtotal, mortgage loans in our retained portfolio, single-family	15,990	2,690	5,909	24,589

Subtotal, mortgage loans in our retained portfolio	73,285	2,954	5,919	82,158

Guaranteed PCs and Structured Securities
Multifamily(6)	10,607	51	—	10,658
Single-family(6)	1,700,543	—	6,141	1,706,684
Structured Securities backed by non-Freddie Mac mortgage-related securities(7)	19,846	—	1,645	21,491

Subtotal, guaranteed PCs and Structured Securities	1,730,996	51	7,786	1,738,833

REO, net	—	—	1,736	1,736

Totals	$1,804,281	$3,005	$15,441	$1,822,727

(1)	Balances exclude mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not unpaid principal of the underlying mortgage loans. Mortgage loans held in our retained portfolio reflect the unpaid principal balances of the loan.
(2)	Consists of single-family and multifamily loans that are less than 90 days past due and not classified as a troubled debt restructuring.
(3)	Includes single-family loans that were previously reported as seriously delinquent and for which the original loan terms have been modified.
(4)	Consists of loans 90 days or more delinquent as well as those in the process of foreclosure, at period end. Delinquency status does not apply to REO; however, REO is included in non-performing assets.
(5)	Represent those loans purchased from the mortgage pools underlying our PCs, Structured Securities or long-term standby agreements due to the borrower’s delinquency. Once we purchase a loan under our financial guarantee, it is placed on non-accrual status as long as it remains greater than 90 days past due.
(6)	Excludes our Structured Securities that we classify separately as Structured Transactions.
(7)	Consist of our single-family and multifamily Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates. However, all Structured Securities backed by Ginnie Mae Certificates are shown as performing assets regardless of payment status.

The amount of our non-performing assets increased 95% during the nine months ended September 30, 2008, to approximately $35.9 billion, from $18.4 billion at December 31, 2007, due to continued deterioration in single-family housing market fundamentals which led to significant increases in the delinquency rate and delinquency transition rates during the nine months ended September 30, 2008 as compared to rates in 2007. The delinquency transition rate is the percentage of delinquent loans that proceed to foreclosure or are modified as troubled debt restructurings. The changes in both delinquency rates and delinquency transition rates, as compared to our historical experience, have been progressively worse for loans originated in 2006 and 2007. These trends are, in part, due to our greater purchase volume of interest-only and Alt-A mortgages during those years. Interest-only and Alt-A mortgage loans are also concentrated in the West region. The West region comprised 26% of the unpaid principal balances of our single-family mortgage portfolio as of

85	Freddie Mac

September 30, 2008, but accounted for approximately 30% of new REO acquisitions during the nine months ended September 30, 2008. Florida is the state with the highest number of delinquencies in our single-family mortgage portfolio as of September 30, 2008, although these have not yet evidenced themselves in REO acquisitions due to the longer duration of Florida’s foreclosure process. The balance of our REO, net, increased 86% during the nine months ended September 30, 2008. Loans originated in 2006 and 2007, interest-only and Alt-A loans and loans in the West and North Central regions have also been affected by certain macro-economic factors, such as significant increases in unemployment rates and declines in home prices. Until nationwide home prices return to historical appreciation rates and selected regional economies improve, we expect further increases in our non-performing assets.

Loans Purchased Under Financial Guarantees

As securities administrator, we are required to purchase a mortgage loan from a mortgage pool if a court of competent jurisdiction or a federal government agency, duly authorized to oversee or regulate our mortgage purchase business, determines that our purchase of the mortgage was unauthorized and a cure is not practicable without unreasonable effort or expense, or if such a court or government agency requires us to repurchase the mortgage. Additionally, we are required to purchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. For the nine months ended September 30, 2008 and 2007, we repurchased $1.7 billion and $297 million, respectively, of such convertible ARMs and balloon/reset loans, which increased in 2008 due to higher volumes of convertible ARM loans securitized in the last three years.

As guarantor, we also have the right to purchase mortgages that back our PCs and Structured Securities (other than Structured Transactions) from the underlying loan pools when they are significantly past due. This right to repurchase collateral is known as our repurchase option. Through November 2007, our general practice was to purchase the mortgage loans out of PCs after the loans became 120 days delinquent. Effective December 2007, we no longer automatically purchase loans from PC pools once they become 120 days delinquent, but rather, we purchase and effectively liquidate the loans from PCs when: (a) the loans are modified; (b) foreclosure sales occur; (c) the loans have been delinquent for 24 months; or (d) the loans have been 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the nonperforming mortgage in our retained portfolio. Consequently, we purchased fewer impaired loans under our repurchase option for the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007. We record at fair value loans that we purchase in connection with our performance under our financial guarantees and record losses on loans purchased on our consolidated statements of income in order to reduce our net investment in acquired loans to their fair value.

86	Freddie Mac

Table 46 presents activities related to loans purchased under financial guarantees for the three and nine months ended September 30, 2008 and 2007.

Table 46 — Changes in Loans Purchased Under Financial Guarantees(1)

	Three Months Ended September 30,
	2008				2007
	Unpaid	Purchase	Loan Loss	Net	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$6,099	$(1,386)	$(6)	$4,707	$4,716	$(621)	$(2)	$4,093
Purchases of loans	1,248	(385)	—	863	2,615	(794)	—	1,821
Provision for credit losses	—	—	(50)	(50)	—	—	(11)	(11)
Principal repayments	(183)	68	1	(114)	(368)	51	—	(317)
Troubled debt restructurings(2)	(57)	17	—	(40)	(157)	32	—	(125)
Foreclosures, transferred to REO	(372)	116	1	(255)	(715)	122	1	(592)

Ending balance	$6,735	$(1,570)	$(54)	$5,111	$6,091	$(1,210)	$(12)	$4,869

	Nine Months Ended September 30,
	2008				2007
	Unpaid	Purchase	Loan Loss	Net	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$7,001	$(1,767)	$(2)	$5,232	$2,983	$(220)	$—	$2,763
Purchases of loans	2,394	(630)	—	1,764	6,263	(1,392)	—	4,871
Provision for credit losses	—	—	(55)	(55)	—	—	(13)	(13)
Principal repayments	(693)	207	1	(485)	(1,074)	118	—	(956)
Troubled debt restructurings(2)	(85)	24	—	(61)	(482)	70	—	(412)
Foreclosures, transferred to REO	(1,882)	596	2	(1,284)	(1,599)	214	1	(1,384)

Ending balance	$6,735	$(1,570)	$(54)	$5,111	$6,091	$(1,210)	$(12)	$4,869

(1)	Consist of seriously delinquent loans purchased in performance of our financial guarantees and in accordance with Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” or SOP 03-3.
(2)	Consist of loans that have transitioned into troubled debt restructurings during the stated period. This excludes modifications involving capitalization, or addition, of past due amounts to the balance of the loan to return to current status during 2008.

The unpaid principal balance of non-performing loans that have been purchased under our financial guarantees and that have not been modified under troubled debt restructurings decreased approximately 4% for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, we purchased approximately $2.4 billion in unpaid principal balances of these loans with a fair value at acquisition of $1.8 billion. The volume of these repurchases has significantly decreased in the nine months ended September 30, 2008, due to our change in repurchase practice in December 2007. However, there was $17.8 billion unpaid principal balance of loans remaining in our PCs and Structured Securities as of September 30, 2008 that were greater than 120 days past due for which we have not exercised our repurchase option.

The loans acquired under our financial guarantees for the nine months ended September 30, 2008 added $630 million of purchase discount, which consists of $207 million that was previously recorded on our consolidated balance sheets as loan loss reserve or guarantee obligation and $423 million of losses on loans purchased as shown on our consolidated statements of income for the nine months ended September 30, 2008. We expect that we will continue to incur losses on the purchase of non-performing loans in 2008. However, the volume and severity of these losses is dependent on many factors, including the effects of our change in practice for repurchases, regional changes in home prices and the volume of home sales.

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses on loans purchased and provision for credit losses associated with purchases of delinquent loans from our PCs and Structured Securities in conjunction with our guarantee activities. Recoveries occur when a non-performing loan is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. During the nine months ended September 30, 2008 and 2007, we recognized recoveries on loans impaired upon purchase of $438 million and $232 million, respectively. For impaired loans where the borrower has made required payments that return the loan to less than 90 days past due, the basis adjustments are accreted into interest income over time as periodic payments are received.

As of September 30, 2008, the cure rate for non-performing loans that we purchased out of PCs during 2008, 2007 and 2006 was approximately 74%, 41% and 56%, respectively. The cure rate is the percentage of non-performing loans purchased with or without modification from PCs under our financial guarantee that have returned to performing status or have been paid off, divided by the total non-performing loans purchased from PCs under our financial guarantee. A modified mortgage loan is classified as performing to the extent it is 90 days or less past due. We believe, based on our historical experience with 2006 and 2007 purchases, as well as our access to credit enhancement remedies, that we will continue to recognize recoveries in 2008 on impaired loans purchased during 2007 and 2006. Our cure rate for non-performing loans purchased out of PCs during the nine months ended September 30, 2008 is not directly comparable to prior year rates due to

87	Freddie Mac

the impact of our operational changes for purchasing delinquent loans made in December 2007. As a result of these operational changes, we have principally purchased impaired loans from our PC pools that have been modified, while most delinquent loans have remained in the PCs throughout the loss mitigation and foreclosure process. As a result, we began purchasing fewer loans and an increasing number of foreclosed single-family properties out of PC pools during the nine months ended September 30, 2008 as compared to the same period in 2007.

As of September 30, 2008, our cure rates for 2007 delinquent loan purchases reflect a higher rate of these loans remaining delinquent when compared to the status of 2006 impaired loan purchases. We believe that these cure rate statistics reflect both the lag effect inherent in delinquent loans as well as the poorer performance of loans that were originated during 2007. In July 2008, consistent with most mortgage investors and servicers, we extended the timeframe to complete the foreclosure process and expanded our use of loan modifications and other alternatives to avoid borrower foreclosures and reduce defaults. Consequently, we believe that the balance of our repurchased loans remaining delinquent will continue to decline since these loans do not fully reflect our current modification efforts because of the significant lag between the time a loan is purchased from our PCs and the conclusion of the loan resolution process. We have extensively increased our mitigation activity, including modifications where we agree to reduce interest on the loan, or to add delinquent amounts to the balance of the loan to bring the borrower current. However, these recent efforts only partially offset the volume of our delinquent loan repurchases in 2008.

As discussed above, beginning in December 2007, we significantly decreased our purchases of delinquent loans from our PCs. Although this action decreased the number of loans we purchase it had no effect on our loss mitigation efforts nor our ultimate credit losses and cure rates. However, this will continue to have significant impacts to our cure rate statistics for the loans we purchase under financial guarantees in 2008, because loans that in prior years would have been purchased from the pools after a serious delinquency will now generally remain in the pools until the loans reperform, are modified or are foreclosed. During 2008, other loans for which foreclosure sales occur or that have been delinquent for 24 months are purchased from the pools at dates generally later than before.

Table 47 provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends of the single-family mortgages underlying our PCs and Structured Securities.

Table 47 — REO Activity by Region(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(number of units)

REO Inventory
Beginning property inventory	22,029	10,260	14,394	8,785
Properties acquired by region:
Northeast	1,485	644	4,062	1,532
Southeast	3,231	1,276	7,828	3,386
North Central	3,994	2,376	10,576	6,591
Southwest	1,617	951	4,452	2,848
West	5,556	658	11,314	1,199

Total properties acquired	15,883	5,905	38,232	15,556

Properties disposed by region:
Northeast	(1,121)	(354)	(2,743)	(1,036)
Southeast	(2,304)	(993)	(5,663)	(2,896)
North Central	(2,708)	(1,901)	(7,648)	(5,517)
Southwest	(1,343)	(831)	(3,757)	(2,602)
West	(2,344)	(170)	(4,723)	(374)

Total properties disposed	(9,820)	(4,249)	(24,534)	(12,425)

Ending property inventory	28,092	11,916	28,092	11,916

(1)	See “Table 44 — Single-Family — Delinquency Rates, excluding Structured Transactions — By Region” for a description of these regions.

Our REO property inventories increased 95% during the nine months ended September 30, 2008 reflecting the impact of the weakening single-family housing market, particularly in the North Central, West, Northeast and Southeast regions. The impact of a national decline in single-family home prices and a decrease in the volume of home sales activity during 2008 lessened the alternatives to foreclosure for homeowners exposed to temporary deterioration in their financial condition. Increases in our single-family REO acquisitions have been most significant in the states of California, Arizona, Michigan, Virginia, Florida and Nevada. The mortgage loans in these states have had higher average loan balances due to home price appreciation of the last several years, prior to the most recent decreases in home prices. The West region represents approximately 30% of the new REO acquisitions during the nine months ended September 30, 2008, and based on the number of units, the highest concentration in that region is in the state of California. At September 30, 2008, our REO

88	Freddie Mac

inventory in California was approximately 30% of our total REO inventory. California has accounted for an increasing amount of our credit losses and approximately 34% of our total credit losses in the three months ended September 30, 2008.

Although the composition of interest-only and Alt-A loans in our single-family mortgage portfolio was approximately 9% at December 31, 2007, the number of our REO acquisitions that had been secured by either of these loan types represented more than 47% of our total REO acquisitions, based on unpaid principal balance at foreclosure, during the nine months ended September 30, 2008. Collectively, interest-only and Alt-A mortgage loans contributed to more than 50% of our credit losses in the nine months ended September 30, 2008.

Credit Loss Performance

Some loans that are delinquent or in foreclosure result in credit losses. Table 48 provides detail on our credit loss performance associated with mortgage loans underlying our guaranteed PCs and Structured Securities as well as mortgage loans in our Retained Portfolio.

Table 48 — Credit Loss Performance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in millions)

REO BALANCES, NET:
Single-family	$3,200	$1,321	$3,200	$1,321
Multifamily	24	—	24	—

Total	$3,224	$1,321	$3,224	$1,321

REO OPERATIONS EXPENSE:
Single-family	$(333)	$(50)	$(806)	$(80)
Multifamily	—	(1)	—	(1)

Total	$(333)	$(51)	$(806)	$(81)

CHARGE-OFFS
Single-family:
Charge-offs, gross(1) (including $1,092 million, $92 million, $2,018 million and $258 million relating to loan loss reserves, respectively)	$(1,173)	$(133)	$(2,350)	$(340)
Recoveries(2)	236	61	548	161

Single-family, net	(937)	(72)	(1,802)	(179)

Multifamily:
Charge-offs, gross(1) (including $5 million, $3 million, $5 million and $3 million relating to loan loss reserves, respectively)	(5)	(3)	(5)	(3)
Recoveries(2)	—	—	—	—

Multifamily, net	(5)	(3)	(5)	(3)

Total Charge-offs:
Charge-offs, gross(1) (including $1,097 million, $95 million, $2,023 million and $261 million relating to loan loss reserves, respectively)	(1,178)	(136)	(2,355)	(343)
Recoveries(2)	236	61	548	161

Total charge-offs, net	$(942)	$(75)	$(1,807)	$(182)

CREDIT LOSSES(3)
Single-family	$(1,270)	$(122)	$(2,608)	$(259)
Multifamily	(5)	(4)	(5)	(4)

Total	$(1,275)	$(126)	$(2,613)	$(263)

Total in basis points(4) (annualized)	26.8	3.0	18.7	2.2

(1)	Represent the amount of the unpaid principal balance of a loan that has been discharged in order to remove the loan from our retained portfolio at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of income through the provision for credit losses or losses on loans purchased. The amount of charge-offs for credit loss performance is generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes interest forgone on nonperforming loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other-than-temporary impairment losses resulting from deterioration in the credit quality of our mortgage-related securities.
(4)	Calculated as annualized credit losses divided by the average total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance is a historic metric that measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of loss mitigation activities and the final resolution of delinquent mortgage loans as well as the disposition of nonperforming assets. As indicated by the significant increase in our loan loss reserve during the nine months ended September 30, 2008, we expect our charge-offs will continue to increase in the remainder of 2008 and throughout 2009. Our credit loss performance does not include our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase during 2008, as market conditions, such as home prices and the rate of home sales, continue to deteriorate. As part of our disclosure commitments

89	Freddie Mac

with FHFA, we disclose our estimate of credit loss sensitivity on a quarterly basis, disclosing the present value of the change in expected future credit losses from our issued single-family guaranteed PCs and Structured Securities resulting from an immediate 5% decline in home prices for the entire United States. Our estimate of this measure of sensitivity, after considering recoveries of credit enhancements such as mortgage insurance and our assumptions about home price appreciation after the initial 5% decline, was $5.2 billion and $3.1 billion as of September 30, 2008 and December 31, 2007, respectively. Our estimate of the actual decline in national average home prices based on our measure, which uses data on homes underlying our single-family mortgage portfolio was 11% for the twelve months ended September 30, 2008.

Single-family charge-offs, gross, for the nine months ended September 2008 increased to $2.4 billion compared to $340 million for the nine months ended September 30, 2007, primarily due to an increase in the volume of REO properties acquired at foreclosure and continued deterioration of residential real estate markets in regional areas. The volume of single-family REO additions increased 146% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The severity of charge-offs during the nine months ended September 30, 2008 has increased due to declines in regional housing markets resulting in higher per-property losses. Our per-property loss severity during 2008 has been greatest in those areas that experienced the fastest increases in property values during 2000 through 2006, such as California, Florida, Virginia, Nevada and Arizona. In addition, although Alt-A loans comprise approximately 10% of those underlying our single-family mortgage portfolio as of September 30, 2008, these loans have contributed approximately 50% of our credit losses during the nine months ended September 30, 2008. Table 49 presents the credit loss concentration of Alt-A loans in our single-family portfolio as of September 30, 2008 and 2007, respectively.

Table 49 — Single-Family Credit Loss Concentration Analysis(1)

	Unpaid Principal Balance
	As of September 30,
	2008		2007
Composition	Alt-A	Non Alt-A	Alt-A	Non Alt-A
	(in billions)

Year of original purchase
2008	$15	$222	N/A	N/A
2007	59	297	$46	$208
2006	54	228	60	265
All other	61	915	51	1,049

Total	$189	$1,662	$157	$1,522

State
CA	$42	$213	$37	$180
FL	18	106	16	98
AZ	7	44	7	40
VA	6	55	5	50
NV	5	18	5	16
GA	6	55	5	50
MI	3	58	3	59
MD	5	47	4	42

Subtotal	92	596	82	535

All other states	97	1,066	75	987

Total	$189	$1,662	$157	$1,522

90	Freddie Mac

	Credit Losses(2)
	For the Nine Months Ended September 30,
	2008		2007
Composition	Alt-A	Non Alt-A	Alt-A	Non Alt-A
	(in millions)

Year of original purchase
2008	$—	$2	N/A	N/A
2007	372	201	$1	$(1)
2006	778	344	25	(2)
All other	165	746	(3)	240

Total	$1,315	$1,293	$23	$237

State
CA	$565	$233	$1	$2
FL	129	109	(1)	(3)
AZ	138	85	—	(2)
VA	112	31	3	—
NV	75	23	(1)	—
GA	55	64	2	7
MI	37	256	3	65
MD	16	7	—	(1)

Subtotal	1,127	808	7	68

All other states	188	485	16	169

Total	$1,315	$1,293	$23	$237

	Delinquency Rate(3)
	As of September 30,
	2008		2007
Composition	Alt-A	Non Alt-A	Alt-A	Non Alt-A

Year of original purchase
2008	.79%	.23%	N/A	N/A
2007	5.24	1.72	.56%	.12%
2006	6.53	1.65	1.80	.43
All other	2.63	.88	2.44	.57
Total	4.10	1.02	1.74	.51

State
CA	6.06	.86	1.39	.19
FL	10.28	2.55	2.68	.58
AZ	6.21	1.27	1.88	.27
VA	2.85	.52	1.55	.23
NV	9.43	1.51	2.53	.40
GA	3.04	1.22	2.03	.71
MI	3.69	1.07	2.49	.59
MD	4.45	.83	1.24	.29
Subtotal	6.62%	1.29%	1.91%	.41%

All other states	2.26	.89	1.59	.56

Total	4.10%	1.02%	1.74%	.51%

(1)	Information is based on single-family mortgage loans in our retained portfolio as well as those underlying our PCs and Structured Securities, excluding those backed by Ginnie Mae Certificates.
(2)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and the amount of REO operations expense in each of the respective periods.
(3)	Our reported delinquency rates are based on the number of loans that are 90 days or more past due as well as those in the process of foreclosure, and exclude loans whose contractual terms have been modified under agreement with the borrower, if the borrower is less than 90 days delinquent under the modified terms.

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment in our retained portfolio and mortgages underlying our PCs, Structured Securities and other financial guarantees. Determining the loan loss and credit-related loss reserves associated with our mortgage loans and PCs and Structured Securities is complex and requires significant management judgment about matters that involve a high degree of subjectivity. This management estimate is inherently more difficult to perform due to the absence of historical precedents relative to the current economic environment. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our Registration Statement for further information. Table 50 summarizes our loan loss reserves activity for guaranteed loans and those mortgage loans held in our retained portfolio, in total.

91	Freddie Mac

Table 50 — Loan Loss Reserves Activity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Total loan loss reserves:(1)
Beginning balance	$5,813	$1,138	$2,822	$619
Provision for credit losses	5,702	1,372	9,479	2,067

Charge-offs, gross(2)	(1,097)	(95)	(2,023)	(261)
Recoveries(3)	236	61	548	161

Charge-offs, net	(861)	(34)	(1,475)	(100)
Transfers, net(4)	(434)	(164)	(606)	(274)

Ending balance	$10,220	$2,312	$10,220	$2,312

(1)	Include reserves for loans held-for-investment in our retained portfolio and reserves for guarantee losses on PCs and Structured Securities.
(2)	Charge-offs related to retained mortgages represent the amount of the unpaid principal balance of a loan that has been discharged using the reserve balance to remove the loan from our retained portfolio at the time of resolution. Charge-offs exclude $81 million and $41 million for the three months ended September 30, 2008 and 2007, respectively, and $332 million and $82 million for the nine months ended September 30, 2008 and 2007, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of income.
(3)	Recoveries of charge-offs primarily resulting from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	Consist primarily of: (a) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with non-performing loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase; and (b) amounts attributable to uncollectible interest on PCs and Structured Securities in our retained portfolio.

Our total loan loss reserves increased as we recorded additional reserves to reflect increased estimates of incurred losses, an observed increase in delinquency rates and increases in the estimated severity of losses on a per-property basis related to our single-family mortgage portfolio. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Provision for Credit Losses,” for additional information.

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

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business which we principally fulfill by executing PC guarantees in swap transactions and, to a lesser extent, commitments to purchase multifamily mortgage loans and revenue bonds that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $310.0 billion and $173.4 billion at September 30, 2008 and December 31, 2007, respectively. The increase during the nine months ended September 30, 2008 is due primarily to the timing of contract renewals with existing customers, which most often are for one-year periods. During 2008, several of the counterparties to these transactions have merged with other institutions, and in some cases have been placed into receivership under the control of the FDIC. See “CREDIT RISKS — Institutional Credit Risk — Our Customers — Mortgage Seller/Servicers” for further information. Such commitments are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans.

Effective December 2007 we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. We receive trust management income, which represents the fees we earn as master servicer, issuer, trustee and administrator for our PCs and Structured Securities. These fees, which are included in our non-interest income, are derived from interest earned on principal and interest cash flows held in the trust between the time funds are remitted to the trust by servicers and the date of distribution to our PC and Structured Securities holders. The trust management income will be offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We have off-balance sheet exposure to the trust of the same maximum amount that applies to our credit risk of our outstanding guarantees; however, we also have exposure to the trust and its institutional counterparties for any investment losses that are incurred in our role as the securities administrator for the trust. In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial

92	Freddie Mac

instruments that are mainly the highest-rated debt types as classified by a nationally-recognized rating service organization. During the third quarter of 2008, we recognized $1.1 billion of losses on investment activity associated with our role as securities administrator for this trust as a result of the Lehman short-term lending transactions. See “CONSOLIDATED RESULTS OF OPERATIONS — Securities Administrator Loss on Investment Activity” for further information. As of September 30, 2008, the investments of the trust were primarily in cash equivalents, including obligations guaranteed by the U.S. government.

On September 6, 2008, the Director of FHFA placed us into conservatorship. On September 7, 2008, the Conservator entered into the Purchase Agreement with the Treasury for senior preferred stock and warrants for the purchase of 79.9% of our common stock outstanding in return for the Treasury’s commitment in the Purchase Agreement. The Purchase Agreement provides that the Treasury will contribute funds of up to $100 billion under certain conditions to fund our operations. We have also entered into the Lending Agreement with Treasury, which provides for short-term funding, under certain terms and conditions, on a secured basis. See “Executive Summary — Conservatorship” for further information on both the Purchase and Lending Agreements.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $11.6 billion and $8.0 billion at September 30, 2008 and December 31, 2007, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. At September 30, 2008 and December 31, 2007, $307 million and $ — in liquidity guarantee advances were outstanding. Advances under our liquidity guarantees typically mature in 60 to 120 days. These liquidity guarantee advances are included in other assets on our consolidated balance sheets.

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

Our critical accounting policies and estimates relate to: (a) valuation of a significant portion of assets and liabilities; (b) allowances for loan losses and reserve for guarantee losses; (c) application of the static effective yield method to amortize the guarantee obligation; (d) application of the effective interest method; (e) impairment recognition on investments in securities; and (f) realizability of net deferred tax asset. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our Registration Statement.

Realizability of Net Deferred Tax Asset

We use the asset and liability method of accounting for income taxes pursuant to SFAS 109. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax asset will be realized. For more information about the evidence that management considers, see “NOTE 12: INCOME TAXES” to our consolidated financial statements and “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 13: INCOME TAXES” in our Registration Statement.

The consideration of this evidence requires significant estimates, assumptions and judgments, particularly about our financial condition and results of operations for several years into the future and our intent and ability to hold available-for-sale debt securities with temporary unrealized losses until recovery. As discussed in “ITEM 1A. RISK FACTORS,” recent events fundamentally affecting our control, management and operations are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future

93	Freddie Mac

operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. As such, any changes in these estimates, assumptions or judgments may have a material effect on our financial position and results of operations.

As described in “NOTE 12: INCOME TAXES” to our consolidated financial statements, our management determined that, as of September 30, 2008, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by recent events and the resulting uncertainties that existed as of September 30, 2008 that are discussed in “ITEM 1A. RISK FACTORS.” As a result, we established a valuation allowance against these net deferred tax assets at September 30, 2008, which had a material effect on our financial position as of September 30, 2008 and our results of operations for the three and six months then ended. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that these net deferred tax assets would be realized due to the generation of sufficient taxable income. If that were to occur, our management would assess the need for a reduction of the valuation allowance, which could have a material effect on our financial position and results of operations in the period of the reduction.

Also, as described in “NOTE 12: INCOME TAXES” to our consolidated financial statements, our management has determined that a valuation allowance is not necessary for the portion of our net deferred tax assets that is dependent upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. These temporary unrealized losses have only impacted comprehensive income, not income from continuing operations or our taxable income, nor will they impact income from continuing operations or taxable income if they are held to maturity. As such, the realization of these net deferred tax assets is not dependent upon the generation of sufficient taxable income but is instead dependent on our intent and ability to hold these securities until recovery, which may be at maturity. The conclusion by management that these unrealized losses are temporary and that we have the intent and ability to hold these securities until recovery requires significant estimates, assumptions and judgments, as described in “ITEM 2. FINANCIAL INFORMATION — ANNUAL MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Impairment Recognition on Investments in Securities” in our Registration Statement. Any changes in these estimates, assumptions or judgments in future periods may result in the recognition of an other-than-temporary impairment, which would result in some of these net deferred tax assets not being realized and may have a material effect on our financial position and results of operations.

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

The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted market prices that are

94	Freddie Mac

observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets; and

Level 3:	Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

We categorize assets and liabilities in the scope of SFAS 157 within the fair value hierarchy based on the valuation process used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we look to ranges of third party prices, transaction volumes and discussions with pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the fair values are observable in active markets or determine that the markets are inactive.

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

Our Level 3 assets primarily consist of non-agency residential mortgage-related securities, our guarantee asset and multifamily mortgage loans held-for-sale. While the non-agency mortgage-related securities market has become significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency in 2008, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used to value these instruments generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding to us or our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We have formal discussions with our pricing service vendors on at least a quarterly basis to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities backed by subprime and Alt-A mortgage loans beyond calculating median prices and discarding certain prices that are not valid based on our validation procedures.

These validation procedures are executed to ensure that the individual prices we receive are consistent with our observations of the marketplace and prices that are provided to us by other dealers or pricing services. These processes include automated checks of prices for reasonableness based on variations from prices provided in previous periods, comparisons of prices to internally calculated expected prices and relative value comparisons based on specific characteristics of securities. To the extent we determine that a price provided to us is outside established parameters, we will further examine the price including follow up discussions with the specific pricing service or dealer and ultimately not use that price if we are not able to determine the price is valid. All of these processes are executed prior to the use of the prices in the financial statement process. We validate our prices using sources and methods different from the sources we use to obtain the price. This process is performed by an independent control group separate from that which is responsible for obtaining the prices. The pricing and related validation process is overseen by a senior management valuation committee that is responsible for reviewing all pricing judgments, methods, controls and results. The prices provided to us consider the existence of credit enhancements, including monoline insurance coverage and the current lack of liquidity in the market place.

We consider credit risk in the valuation of our assets and liabilities, including in our derivative positions. For derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The amount of collateral held depends on the credit rating of the counterparty and is based on our credit risk policies. See “CREDIT RISKS — Derivative Counterparty Credit Risk” for a discussion of our counterparty credit risk. Similarly, for derivatives that are in a liability position to us we post collateral to counterparties in accordance with agreed upon thresholds. The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk.

95	Freddie Mac

For a description of how we determine the fair value of our guarantee asset, see “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” to our consolidated financial statements.

Our valuation process and related SFAS 157 hierarchy assessments require us to make judgments regarding the liquidity of the market place. These judgments are based on the volume of securities traded in the market place, the width of bid/ask spreads and dispersion of prices on similar securities. As previously mentioned, we have observed a significant reduction in liquidity within the non-agency mortgage-related security markets. We continue to utilize the prices provided to us by various pricing services and dealers and believe that the procedures executed by the pricing services and dealers, combined with our internal verification process, ensure that the prices used to develop the financial statements are in accordance with the guidance in SFAS 157.

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

Table 51 below summarizes our assets and liabilities measured at fair value on a recurring basis by level in the valuation hierarchy at September 30, 2008.

Table 51 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At September 30, 2008
	Assets							Liabilities
				Non-mortgage-related				Debt securities
	Mortgage Loans	Mortgage-related securities		securities		Guarantee		denominated
	Held-for-sale,	Available-for-sale,	Trading, at	Available-for-sale,	Derivative	asset, at		in foreign	Derivative
	at fair value	at fair value	fair value	at fair value	assets, net(1)	fair value	Total(1)	currencies	liabilities, net(1)	Total(1)
	(dollars in millions)

Level 1	—%	—%	—%	—%	1%	—%	—%	—%	2%	1%
Level 2	—	73	97	100	99	—	78	100	96	98
Level 3	100	27	3	—	—	100	22	—	2	1

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Total GAAP Fair Value	$95	$478,413	$118,002	$10,410	$3,040	$9,679	$619,639	$13,701	$1,359	$15,060

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At September 30, 2008, we measured and recorded on a recurring basis $142.8 billion, or approximately 22% of total assets, at fair value using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 assets primarily consist of non-agency residential mortgage-related securities, our guarantee asset and multifamily mortgage loans held-for-sale. We also measured and recorded on a recurring basis $0.3 billion, or 1% of total liabilities, at fair value using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 liabilities consist of derivative liabilities, net.

In the third quarter of 2008, our Level 3 assets decreased by $6.8 billion, primarily in our non-agency mortgage-related securities, backed by subprime and Alt-A mortgage loans. This decline was mainly attributable to substantial monthly remittances of principal repayments from the underlying collateral. Our net transfer of Level 2 assets to Level 3 during the third quarter of 2008 was $9.9 billion. See “LIQUIDITY AND CAPITAL RESOURCES — Retained Portfolio” for more information.

During the nine months ended September 30, 2008, our Level 3 assets increased significantly because the market for non-agency mortgage-related securities backed by subprime and Alt-A mortgages continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. As a result, we have observed more variability in the quotations received from dealers and third-party pricing services. Consequently, we transferred $155.8 billion of Level 2 assets to Level 3 during the nine months ended September 30, 2008. These transfers were primarily within non-agency mortgage-related securities backed by subprime and Alt-A mortgage loans where inputs that are significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs as the markets have become significantly less

96	Freddie Mac

active, requiring higher degrees of judgment to extrapolate fair values from limited market benchmarks. We recorded $17.6 billion in additional losses primarily in AOCI on these transferred assets during the nine months ended September 30, 2008, which were included in our Level 3 reconciliation. See “NOTE 14: FAIR VALUE DISCLOSURES — Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” to our consolidated financial statements for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “CREDIT RISKS” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 17 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio.”

Controls over Fair Value Measurement

To ensure that fair value measurements are appropriate and reliable, we employ control processes to validate the techniques and models we use. These control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods and models. Where applicable, valuations are back tested comparing the settlement prices to where the fair values were measured. Where models are employed to assist in the measurement of fair value, material changes made to those models during the periods presented are reviewed and approved by the Valuation Committee, with senior representation from business areas, Enterprise Risk Oversight and Finance. Inputs used by those models are regularly updated for changes in the underlying data, assumptions, valuation inputs, or market conditions.

Groups independent of our trading and investing function, including the Financial Valuation Control group and the Valuation Committee, participate in the review and validation process. Financial Valuation Control performs monthly independent verification by comparing the methodology driven price to other market source data (to the extent available), and uses independent analytics to determine if assigned fair values are reasonable. Financial Valuation Control’s review targets coverage across all products with increased attention to higher risk/impact valuations. The Valuation Committee evaluates and approves all significant valuation adjustments, judgments, methods, controls and results. In addition, the Model Governance Committee is responsible for the review and approval of the pricing models used in our fair value measurements.

The Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted SFAS 159 for certain eligible financial instruments. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the beginning balance of retained earnings. We elected the fair value option for certain available-for-sale mortgage-related securities that were identified as an economic offset to the changes in fair value of the guarantee asset caused by interest rate movements, foreign-currency denominated debt and investments in securities classified as available-for-sale securities and identified as within the scope of Emerging Issues Task Force 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets.” As a result of the adoption of SFAS 159, we recognized a $1.0 billion after-tax increase to our beginning retained earnings at January 1, 2008. In addition, during the third quarter of 2008, we elected the fair value option for certain multifamily held-for-sale mortgage loans. For additional information on the impact of the election of the fair value option, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Changes in Accounting Principles” to our consolidated financial statements. For information regarding our fair value methods and assumptions, see “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements.

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

97	Freddie Mac

In addition to our mortgage security guarantees, during the nine months ended September 30, 2008 and 2007, we entered into $1.6 billion and $19.4 billion, respectively, of long-term standby commitments for mortgage assets held by third parties that require us to purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We terminated $18.8 billion of our previously issued long-term standby commitments in the nine months ended September 30, 2008. The majority of the loans previously covered by these commitments were subsequently securitized as PCs. We have included these long-term standby commitments in the reported activity and balances of our guaranteed PCs and Structured Securities portfolio. Long-term standby commitments represented approximately 1% and 2% of the balance of our PCs and Structured Securities portfolio at September 30, 2008 and December 31, 2007, respectively. Table 52 presents the distribution of underlying mortgage assets for our issued PCs and Structured Securities.

Table 52 — Issued Guaranteed PCs and Structured Securities(1)

	September 30, 2008	December 31, 2007
	(in millions)

PCs and Structured Securities backed by Freddie Mac mortgage-related securities:
Single-family:
Conventional:
30-year fixed-rate(2)	$1,206,517	$1,091,212
20-year fixed-rate	68,667	72,225
15-year fixed-rate	253,897	272,490
ARMs/adjustable-rate	84,054	91,219
Option ARMs(3)	1,591	1,853
Interest-only(4)	163,310	159,028
Balloon/resets	11,981	17,242
Conforming-jumbo	2,067	—
FHA/VA	1,323	1,283
Rural Housing Service and other federally guaranteed loans	121	132

Total single-family	1,793,528	1,706,684
Multifamily:
Conventional and other	14,526	10,658

Total multifamily	14,526	10,658

Structured Securities backed by non-Freddie Mac mortgage-related securities:
Single-family:
Ginnie Mae Certificates(5)	1,102	1,268
Structured Transactions(6)	24,406	19,323
Multifamily:
Structured Transactions	846	900

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	26,354	21,491

Total issued guaranteed PCs and Structured Securities	$1,834,408	$1,738,833

(1)	Based on unpaid principal balances of the securities and excludes mortgage-related securities traded, but not yet settled. Also includes long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when these loans meet certain delinquency criteria.
(2)	Portfolio balances include $1.9 billion and $1.8 billion of 40-year fixed-rate mortgages at September 30, 2008 and December 31, 2007, respectively.
(3)	Excludes option ARM mortgage loans that back our Structured Transactions. See endnote (6) for additional information.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Ginnie Mae Certificates that underlie the Structured Securities are backed by FHA/VA loans.
(6)	Represents Structured Securities backed by non-agency securities that include prime, FHA/VA and subprime mortgage loan issuances. Includes $10.0 billion and $12.8 billion of securities backed by option ARM mortgage loans at September 30, 2008 and December 31, 2007, respectively.

98	Freddie Mac

Table 53 depicts the composition of our total mortgage portfolio and the various segment portfolios.

Table 53 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition(1)

	September 30, 2008	December 31, 2007
	(in millions)

Total mortgage portfolio:
Retained portfolio:
Single-family mortgage loans	$32,006	$24,589
Multifamily mortgage loans	68,306	57,569

Total mortgage loans	100,312	82,158

Guaranteed PCs and Structured Securities in our retained portfolio	374,946	356,970

Non-Freddie Mac mortgage-related securities, agency	57,108	47,836
Non-Freddie Mac mortgage-related securities, non-agency	204,510	233,849

Total non-Freddie Mac mortgage-related securities	261,618	281,685

Total retained portfolio(2)	736,876	720,813

Guaranteed PCs and Structured Securities held by third parties:
Single-family PCs and Structured Securities	1,438,821	1,363,613
Single-family Structured Transactions	7,862	9,351
Multifamily PCs and Structured Securities	11,933	7,999
Multifamily Structured Transactions	846	900

Total guaranteed PCs and Structured Securities held by third parties	1,459,462	1,381,863

Total mortgage portfolio	$2,196,338	$2,102,676

Guaranteed PCs and Structured Securities:
In our retained portfolio	374,946	356,970
Held by third parties	1,459,462	1,381,863

Total Guaranteed PCs and Structured Securities	$1,834,408	$1,738,833

Segment portfolios:
Investments — Mortgage-related investment portfolio:
Single-family mortgage loans	$32,006	$24,589
Guaranteed PCs and Structured Securities in our retained portfolio	374,946	356,970
Non-Freddie Mac mortgage-related securities in our retained portfolio	261,618	281,685

Total Investments — Mortgage-related investment portfolio(3)	$668,570	$663,244

Single-family Guarantee — Credit guarantee portfolio:
Single-family PCs and Structured Securities in our retained portfolio	$354,707	$343,071
Single-family PCs and Structured Securities held by third parties	1,438,821	1,363,613
Single-family Structured Transactions in our retained portfolio	17,646	11,240
Single-family Structured Transactions held by third parties	7,862	9,351

Total Single-family Guarantee — Credit guarantee portfolio	$1,819,036	$1,727,275

Multifamily — Guarantee and loan portfolios:
Multifamily PCs and Structured Securities	$14,526	$10,658
Multifamily Structured Transactions	846	900

Total Multifamily guarantee portfolio	15,372	11,558
Multifamily loan portfolio	68,306	57,569

Total Multifamily — Guarantee and loan portfolios	$83,678	$69,127

Less: Guaranteed PCs and Structured Securities in our retained portfolio(4)	(374,946)	(356,970)

Total mortgage portfolio	$2,196,338	$2,102,676

(1)	Based on unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not the unpaid principal of the underlying mortgage loans. Mortgage loans held in our retained portfolio reflect the unpaid principal balance of the loan.
(2)	See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 17 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Retained Portfolio” for a reconciliation of our retained portfolio amounts shown in this table to the amounts shown under such caption in conformity with GAAP on our consolidated balance sheets.
(3)	Includes certain assets related to Single-family Guarantee activities and Multifamily activities.
(4)	The amount of PCs and Structured Securities in our retained portfolio is included in both our segments’ mortgage-related and guarantee portfolios and thus deducted in order to reconcile to our total mortgage portfolio. These securities are managed by the Investments segment, which receives related interest income; however, the Single-family and Multifamily segments manage and receive associated management and guarantee fees.

During the nine months ended September 30, 2008 and 2007, our total mortgage portfolio grew at an annualized rate of 6% and 14%, respectively. Our new business purchases consist of mortgage loans and non-Freddie Mac mortgage-related securities that are purchased for our retained portfolio or serve as collateral for our issued PCs and Structured Securities. We generate a significant portion of our mortgage purchase volume through several key mortgage lenders. During the nine months ended September 30, 2008, our purchases of fixed-rate product as a percentage of our total purchases increased while our purchases of ARMs and interest-only products decreased. We expect this trend to continue in the fourth quarter of 2008.

99	Freddie Mac

Table 54 summarizes purchases into our total mortgage portfolio.

Table 54 — Total Mortgage Portfolio Activity Detail(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Purchase		Purchase		Purchase		Purchase
	Amount	Amounts	Amount	Amounts	Amount	Amounts	Amount	Amounts
	(dollars in millions)

New business purchases:
Single-family mortgage purchases:
Conventional:
30-year amortizing fixed-rate(2)	$55,853	74%	$86,209	67%	$248,408	74%	$238,509	65%
15-year amortizing fixed-rate	5,007	7	12,309	9	26,375	8	22,448	6
ARMs/adjustable-rate(3)	2,856	4	2,101	2	10,432	3	11,075	3
Interest-only(4)	3,824	5	22,391	17	21,884	7	83,301	23
Balloon/resets(5)	14	< 1	13	< 1	138	< 1	45	< 1
Conforming-jumbo	1,613	2	—	—	2,084	1	—	—
FHA/VA(6)	191	< 1	2	< 1	433	< 1	146	< 1
Rural Housing Service and other federally guaranteed loans	76	< 1	49	< 1	167	< 1	135	< 1

Total single-family	69,434	92	123,074	95	309,921	93	355,659	97

Multifamily mortgage purchases:
Conventional and other	6,009	8	3,504	3	17,748	5	9,158	2

Total multifamily	6,009	8	3,504	3	17,748	5	9,158	2

Total mortgage purchases	75,443	100	126,578	98	327,669	98	364,817	99

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Single-family:
Ginnie Mae Certificates	4	< 1	4	< 1	6	< 1	44	< 1
Structured Transactions	—	—	2,817	2	8,245	2	3,017	1

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	4	< 1	2,821	2	8,251	2	3,061	1

Total single-family and multifamily mortgage purchases and total non-Freddie Mac mortgage-related securities purchased for Structured Securities	$75,447	100%	$129,399	100%	$335,920	100%	$367,878	100%

Non-Freddie Mac mortgage-related securities purchased into our retained portfolio:
Agency securities:
Fannie Mae:
Single-family:
Fixed-rate	$11,150		$976		$29,412		$2,079
Variable-rate	1,023		4,623		16,832		8,352

Total agency mortgage-related securities	12,173		5,599		46,244		10,431

Non-agency securities:
Single-family:
Fixed-rate	—		260		—		529
Variable-rate	—		3,330		618		41,914

Total single-family	—		3,590		618		42,443

Commercial mortgage-backed securities:
Fixed-rate	—		280		547		3,381
Variable-rate	—		5,713		660		15,509

Total commercial mortgage-backed securities	—		5,993		1,207		18,890

Mortgage revenue bonds:
Fixed-rate	22		604		81		1,407
Variable-rate	—		—		—		—

Total mortgage revenue bonds	22		604		81		1,407

Total non-agency mortgage-related securities	22		10,187		1,906		62,740

Total non-Freddie Mac mortgage-related securities purchased into our retained portfolio	12,195		15,786		48,150		73,171

Total new business purchases	$87,642		$145,185		$384,070		$441,049

Mortgage purchases with credit enhancements(7)	23%		22%		22%		19%
Mortgage liquidations(8)	$66,689		$73,474		$260,655		$242,226
Mortgage liquidations rate (annualized)(8)	12%		15%		17%		18%
Freddie Mac securities repurchased into our retained portfolio:
Single-family:
Fixed-rate	$20,032		$40,708		$111,130		$78,691
Variable-rate	1,906		6,402		23,406		24,732

Total Freddie Mac securities repurchased into our retained portfolio	$21,938		$47,110		$134,536		$103,423

(1)	Based on unpaid principal balances. Excludes mortgage loans and mortgage-related securities traded but not yet settled. Also excludes net additions to our retained portfolio for delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes 40-year and 20-year fixed-rate mortgages.
(3)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Represents mortgages whose terms require lump sum principal payments on contractually determined future dates unless the borrower qualifies for and elects an extension of the maturity date at an adjusted interest-rate.
(6)	Excludes FHA/VA loans that back Structured Transactions.
(7)	Excludes mortgage-related securities backed by Ginnie Mae Certificates.
(8)	Based on total mortgage portfolio.

100	Freddie Mac

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, securities analysts, the news media and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements” pertaining to the conservatorship and our current expectations and objectives for financial reporting, remediation efforts, future business plans, capital plans, economic and market conditions and trends, market share, credit losses, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “believe,” “intend,” “could,” “future” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ materially from the expectations expressed in the forward-looking statements we make as a result of various factors, including those factors described in the “RISK FACTORS” section of this Form 10-Q, the comparably captioned sections in our Form 10-Q for the quarter ended June 30, 2008 and our Registration Statement, and:

•	the actions FHFA, Treasury and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business;

•	any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company and whether we will be placed under receivership;

•	the risk that we may not be able to maintain the continued listing of our common and exchange-listed issues of preferred stock on the NYSE;

•	the success of the U.S. government’s efforts to stabilize the financial markets through the implementation of EESA;

•	changes in applicable legislative or regulatory requirements, including regulation of the subprime or non-traditional mortgage product markets, the Reform Act, changes to our charter, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	our ability to effectively identify and manage credit risk and/or changes to the credit environment;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including consolidation of mortgage originators, employment rates and home price appreciation;

•	our ability to effectively implement our business strategies and manage the risks in our business, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to effectively identify and manage interest-rate and other market risks, including the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	incomplete or inaccurate information provided by customers and counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	changes to, or implementation of, legislative, regulatory or contractual limits on the growth of any aspect of our business activities, including our retained portfolio;

•	our ability to effectively identify, assess, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business, spreads we expect to earn, and the reinstatement of required capital levels;

•	our ability to effectively manage and implement changes, developments or impacts of accounting or tax standards and interpretations or changes to our accounting policies or estimates;

•	the availability of debt financing in sufficient quantity and at attractive rates to support growth in our retained portfolio, to refinance maturing debt and to mitigate interest-rate risk;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt option-adjusted spreads;

101	Freddie Mac

•	the availability of options, interest-rate and currency swaps and other derivative financial instruments of the types and quantities and with acceptable counterparties needed for investment funding and risk management purposes;

•	the rate of growth in total outstanding U.S. residential mortgage debt and the size of the U.S. residential mortgage market;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary market;

•	changes to our underwriting and disclosure requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	the ability of our financial, accounting, data processing and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, our Form 10-Q for the quarter ended June 30, 2008 or our Registration Statement, including in the “MD&A” section;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update forward-looking statements we make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

102	Freddie Mac

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

In October 2000, we announced our voluntary adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA that updated these commitments and set forth a process for implementing them. A copy of the letters between us and FHFA dated September 1, 2005 constituting the written agreement has been filed as an exhibit to our Registration Statement, and is available on the Investor Relations page of our website at www.freddiemac.com/investors/sec_filings/index.html. The status of our commitments at September 30, 2008 follows:

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
 • Each quarter, we will submit to FHFA calculations of the quantity of qualifying Freddie SUBS® securities and total capital as part of our quarterly capital report.
• Every six months, we will submit to FHFA a subordinated debt management plan that includes any issuance plans for the six months following the date of the plan.
• FHFA, as Conservator of Freddie Mac, has suspended the requirements in the September 2005 agreement with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt during the term of conservatorship and thereafter until directed otherwise.
• FHFA has directed Freddie Mac during the period of conservatorship and thereafter until directed otherwise to make, without deferral, all periodic principal and interest payments on all outstanding subordinated debt, regardless of Freddie Mac’s existing capital levels.

2. Liquidity Management and Contingency Planning:
• We will maintain a contingency plan providing for at least three months’ liquidity without relying upon the issuance of unsecured debt. We will also periodically test the contingency plan in consultation with FHFA.	• We have in place a liquidity contingency plan, upon which we report to FHFA on a weekly basis. We periodically test this plan in accordance with our agreement with FHFA.

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
• For the nine months ended September 30, 2008, our duration gap averaged zero months, PMVS-L averaged $418 million and PMVS-YC averaged $70 million. Our 2008 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary which is available on our website, www.freddiemac.com/investors/volsum and our current reports on Form 8-K we file with the SEC.

103	Freddie Mac

Description	Status

4. Credit Risk Disclosures:
• We will make quarterly assessments of the expected impact on credit losses from an immediate 5% decline in single-family home prices for the entire U.S. We will disclose the impact in present value terms and measure our estimated losses both before and after receipt of private mortgage insurance claims and other credit enhancements.	• Our quarterly credit risk sensitivity estimates are as follows:

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)

	Net Present Value, or NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)

	(dollars in millions)

At:

09/30/08	$5,948	32.3 bps	$5,230	28.4 bps

06/30/08	$5,151	28.3 bps	$4,241	23.3 bps

03/31/08	$4,922	27.8 bps	$3,914	22.1 bps

12/31/07(5)	$4,036	23.2 bps	$3,087	17.8 bps

09/30/07	$1,959	11.7 bps	$1,415	8.4 bps

06/30/07	$1,768	11.0 bps	$1,292	8.1 bps

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
• At September 30, 2008, we no longer had a “risk-to-the-government” rating from Standard & Poor’s. On September 7, 2008, S&P lowered our “risk-to-the-government” rating to “R” (regulatory supervision) from “A− ” and withdrew the rating because of conservatorship.
• At September 30, 2008, our “Bank Financial Strength” rating from Moody’s was “E+”. On September 7, 2008, Moody’s lowered our rating to “E+” from “D+” following our placement into conservatorship. The “Bank Financial Strength” rating scale ranges from “A”, highest, to “E”, lowest.

104	Freddie Mac

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our retained portfolio investment and credit guarantee activities expose us to three broad categories of risk: (a) interest-rate risk and other market risks; (b) credit risks; and (c) operational risks. Risk management is a critical aspect of our business. See “ITEM 1A. RISK FACTORS” in our Registration Statement and “PART II — ITEM 1A. RISK FACTORS” in our Form 10-Q for the quarter ended June 30, 2008 and this Form 10-Q for further information regarding these and other risks. We manage risk through a framework that recognizes primary risk ownership and management by our business areas. Within this framework, our executive management responsible for independent risk oversight monitors performance against our risk management strategies and established risk limits and reporting thresholds, identifies and assesses potential issues and provides oversight regarding changes in business processes and activities. See “ITEM 2. MD&A — CREDIT RISKS” for a discussion of credit risks and see “ITEM 4T. CONTROLS AND PROCEDURES” for a discussion of disclosure controls and procedures and internal control over financial reporting.

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

The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures represent events that are expected to have an approximately 5% probability of occurring over a one-month time horizon. Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. Methodologies used to calculate interest-rate risk sensitivity disclosures are periodically changed on a prospective basis to reflect improvements in the underlying estimation processes. During the second quarter of 2008, we made changes to reflect new prepayment and OAS assumptions related to certain floating rate securities.

Limitations of Market Risk Measures

There are inherent limitations in any methodology used to estimate exposure to changes in market interest rates. Our sensitivity analyses for PMVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect, most notably expected future business activities and strategic actions that management may take to manage interest rate risk. In addition, when market conditions change rapidly and dramatically, as they have since July 2007, the assumptions that we use in our models for our sensitivity analyses may not keep pace with changing conditions. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

PMVS Results

Table 55 provides estimated PMVS-L and PMVS-YC results. Table 55 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. Because we do not hedge all prepayment risk, the duration of our mortgage assets changes more rapidly as changes in interest rates increase. Accordingly, as shown in Table 55, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher than the PMVS-L results based on a 50 basis point shift in the LIBOR curve.

Table 55 — PMVS Assuming Shifts of the LIBOR Yield Curve

	Potential Pre-Tax Loss in
	Portfolio Market Value
	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

At:
September 30, 2008	$114	$322	$1,258
December 31, 2007	$42	$533	$1,681

105	Freddie Mac

Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 56 shows that the low PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 56 — Derivative Impact on PMVS-L (50 bps)

	Before Derivatives	After Derivatives	Effect of Derivatives
	(in millions)

At:
September 30, 2008	$3,523	$322	$(3,201)
December 31, 2007	$1,371	$533	$(838)

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

Duration Gap Results

Our estimated average duration gap for both the months of September 2008 and December 2007 was zero months. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities, which, from a net perspective, implies that the fair value of equity will increase in value when interest rates fall and decrease in value when interest rates rise. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in value of assets from an instantaneous move in interest rates, either up or down, will be accompanied by an equal and offsetting change in the value of liabilities, thus leaving the fair value of equity unchanged. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets, which, from a net perspective, implies that the fair value of equity will increase in value when interest rates rise and decrease in value when interest rates fall.

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

Derivative Positions

In addition to swaps, futures and purchased options, our derivative positions include the following:

Written Options and Swaptions.  Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. We may, from time to time, write other derivative contracts such as caps, floors, interest-rate futures and options on buy-up and buy-down commitments.

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

106	Freddie Mac

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

In addition, we have purchased mortgage loans containing debt cancellation contracts, which provide mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event. The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract, under our guarantee, we would be obligated to make the required contractual payments.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures. Management, including the company’s Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. As a result of management’s evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008, at a reasonable level of assurance. We lack a functioning Board of Directors and Audit Committee with oversight authority with respect to our disclosure controls and procedures. In addition, we have not yet updated the design of our disclosure controls and procedures to take account of the conservatorship. As a result, we have not been able to rely on the disclosure controls and procedures that were in place as of September 30, 2008 or as of the date of this filing. As described below, we have identified two corresponding material weaknesses in our internal control over financial reporting, which management considers an integral part of our disclosure controls and procedures. However, we and the Conservator are designing and implementing policies and procedures and have undertaken numerous steps and activities, as identified below, intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws, including disclosure affecting our financial statements.

We are continuing to work with the Conservator to remediate our disclosure controls and procedures, however, as of the date of filing of this report, the deficiency in our disclosure controls and procedures has not been remediated.

Changes in Internal Control Over Financial Reporting

We have evaluated whether any changes in our internal control over financial reporting during the quarter ended September 30, 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on our evaluation, management has concluded that the following changes in our internal control over financial reporting that occurred during the third quarter of 2008 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	Conservatorship. On September 6, 2008, FHFA was appointed Conservator of Freddie Mac. By operation of law, the Conservator succeeded to the powers of our shareholders, management and board of directors. As a result, we ceased to have functioning committees of the board of directors, including the audit committee. As discussed below, these matters have led management to identify two material weaknesses in internal control over financial reporting.

•	Changes in Management. During the third quarter of 2008, we appointed a new Chief Executive Officer and announced several management changes, including the appointment of an Acting Chief Financial Officer and acting Chief Credit Officer, and the realignment of our business lines to report directly to the Chief Executive Officer. We also announced the departures of our Chief Business Officer and Chief Financial Officer.

New Material Weaknesses

As with our disclosure controls and procedures, despite the activities described below, up to the date of filing this report we were unable to design, implement, operate and test policies and procedures necessary to remediate the following two material weaknesses in our internal control over financial reporting as of September 30, 2008:

•	Board of Directors and Audit Committee. Upon the appointment of FHFA as the Conservator on September 6, 2008, the Board of Directors and its committees, including the Audit Committee, ceased to have any authority. The Audit Committee, in accordance with its charter, is responsible for reviewing and discussing with management and others

107	Freddie Mac

the adequacy and effectiveness of our internal control over financial reporting and management reports thereon, as well as the annual audited and quarterly unaudited financial statements and certain disclosures required to be contained in our periodic reports. In addition, the Audit Committee previously consulted with management to address disclosure and accounting issues and reviewed drafts of periodic reports before we filed such reports with the SEC. As of September 30, 2008 and the date of this filing, neither a Board of Directors nor an Audit Committee has been reconstituted. As a result, we lacked the appropriate governance structure to provide oversight of our financial reporting process.

•	Policy Updates. We have not yet updated our policies that establish the design of our disclosure controls and procedures to take account of the conservatorship. As a result, our disclosure controls and procedures have not provided adequate mechanisms for information that may have financial statement disclosure ramifications to be communicated to management. Accordingly, we did not maintain effective controls and procedures designed to ensure complete and accurate financial reporting disclosure as required by GAAP.

Remediation Progress and Mitigation

Since September 30, 2008, working with the Conservator, we have made the following progress in remediating these material weaknesses in internal control over financial reporting and in improving the effectiveness of our disclosure controls and procedures:

•	Board of Directors and Board Committees. The Conservator has indicated that it intends to appoint a full Board of Directors to which it will delegate specified roles and responsibilities.

•	Updated Policies. We are working with our Conservator to design, implement, operate and test updated policies and procedures intended to ensure that adequate communication will occur under these unique circumstances, and to provide communication and training regarding those policies and procedures.

Together with our Conservator, management has implemented mitigating actions during conservatorship intended to provide oversight of our financial reporting process in lieu of audit committee oversight and permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws, including disclosure affecting our financial statements. These include the following:

•	Beginning on September 8, 2008, FHFA examiners established a presence on site at our headquarters and at locations of other key operations, in part to enhance good communication with management and employees.

•	Many of our departments and executive officers who remained after the conservatorship were assigned designated FHFA liaisons who monitored activities within those departments, provided direction and advice, and made themselves available to answer questions for those officers or departments and raise issues with others at FHFA for prompt resolution.

•	FHFA representatives established weekly meetings with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, fulfillment of mission, external communications and legal matters.

•	The Director of FHFA is in frequent communication with our Chief Executive Officer.

•	Various officials within FHFA, including a number of senior officials, have participated in review of our various SEC filings and have engaged in discussions regarding issues associated with the information contained in those filings.

•	Senior officials within FHFA’s accounting group have met weekly with our senior financial executives regarding our accounting policies, practices and procedures.

•	As part of the process for filing this Quarterly Report on Form 10-Q, senior members of management met with representatives of the Conservator. At that meeting, the representatives of the Conservator in attendance discussed and reviewed with various members of senior management: a draft of this report; management’s representation letter to our independent registered public accounting firm; and significant accounting decisions. In addition, during that meeting, the representatives of the Conservator asked questions and discussed issues in a manner similar to that previously employed by our Audit Committee.

It is expected that many of these activities will no longer be necessary once a Board of Directors and committees, with powers similar to those possessed by the Board of Directors and its committees prior to conservatorship, are reconstituted.

New Significant Deficiency

Our assessment of controls over our process for estimating our reserve for loan losses has identified various deficiencies in the governance and execution of the process that could result in significant variances in model output. While our process uses multiple other sources of data, along with model output, to inform management’s judgment, the identified deficiencies make it difficult to produce a consistently reliable result for management to review. Because of deteriorating market conditions during the third quarter, the lack of clear accountability for the process as we transitioned to conservatorship and

108	Freddie Mac

stress on the governance process due to recent changes in management, we believe these deficiencies aggregate to a new significant deficiency in our internal control over financial reporting as of September 30, 2008. Management is currently developing a remediation plan to resolve this matter.

Summary of Remediation Progress

Our progress as of September 30, 2008 toward remediation of the newly identified material weaknesses and significant deficiency and the previously disclosed significant deficiencies in internal control over financial reporting is summarized below. We report progress toward remediation in the following stages:

•	In process — We are in the process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified.

•	Remediation activities implemented — We have designed and implemented the controls that we believe are necessary to remediate the identified internal control deficiencies.

•	Remediated — After a sufficient period of operation of the controls implemented to remediate the control deficiencies, management has evaluated the controls and found them to be operating effectively.

	Remediation	Remediation
	Progress as of	Progress as of
Material Weaknesses (MW) and Significant Deficiencies (SD)	June 30, 2008	September 30, 2008

MW — Board of Directors and Audit Committee
We do not have a functioning Board of Directors and Audit Committee. As a result, we lack the appropriate governance structure to provide oversight of our financial reporting process.	Not applicable	In process

MW — Policy Updates
We have not yet updated our policies that establish the design of our disclosure controls and procedures to take account of the conservatorship. As a result, our disclosure controls and procedures have not provided adequate mechanisms for information that may have financial statement disclosure ramifications to be communicated to management.	Not applicable	In process

SD — Tax Basis Balance Sheet
We do not maintain a tax basis balance sheet to support deferred tax accounting under GAAP, which could result in balance sheet misclassifications and potential income statement adjustments.	In process	In process

SD — Oversight of Models and Model Applications
Our model governance and monitoring procedures did not effectively ensure that changes to and our use of models in our financial reporting process are appropriate.	Remediation activities implemented	Remediation activities implemented

SD — IT Security — Shared IDs
We have not consistently executed security controls over system and user accounts that can be used by multiple individuals.	In process	In process

SD — User Access Recertification
We have not effectively executed periodic review and recertification of user access to financial applications and related technical platforms.	In process	In process

SD — Loan Loss Reserve
Deficiencies in the governance and execution of our loan loss reserve process make it difficult to produce a consistently reliable result for management to review.	Not applicable	In process

109	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

110	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in millions, except share-related amounts)

Interest income
Mortgage loans	$1,361	$1,103	$3,924	$3,244
Mortgage-related securities	8,590	8,943	25,103	26,278
Cash and investments	518	959	1,558	2,897

Total interest income	10,469	11,005	30,585	32,419

Interest expense
Short-term debt	(1,468)	(2,292)	(5,149)	(6,749)
Long-term debt	(6,795)	(7,521)	(20,231)	(22,028)

Total interest expense on debt securities	(8,263)	(9,813)	(25,380)	(28,777)
Due to Participation Certificate investors	—	(98)	—	(322)

Total interest expense	(8,263)	(9,911)	(25,380)	(29,099)
Expense related to derivatives	(362)	(333)	(1,034)	(995)

Net interest income	1,844	761	4,171	2,325

Non-interest income (loss)
Management and guarantee income (includes interest on guarantee asset of $299, $138, $757 and $395, respectively)	832	718	2,378	1,937
Gains (losses) on guarantee asset	(1,722)	(465)	(2,002)	(168)
Income on guarantee obligation	783	473	2,721	1,377
Derivative gains (losses)	(3,080)	(188)	(3,210)	(394)
Gains (losses) on investment activity	(9,747)	478	(11,855)	(44)
Unrealized gains (losses) on foreign-currency denominated debt recorded at fair value	1,500	—	684	—
Gains (losses) on debt retirement	36	91	312	187
Recoveries on loans impaired upon purchase	91	125	438	232
Foreign-currency gains (losses), net	—	(1,162)	—	(1,692)
Other income	25	47	147	154

Non-interest income (loss)	(11,282)	117	(10,387)	1,589

Non-interest expense
Salaries and employee benefits	(133)	(216)	(605)	(656)
Professional services	(61)	(103)	(188)	(296)
Occupancy expense	(16)	(16)	(49)	(46)
Other administrative expenses	(98)	(93)	(267)	(275)

Total administrative expenses	(308)	(428)	(1,109)	(1,273)
Provision for credit losses	(5,702)	(1,372)	(9,479)	(2,067)
Real estate owned operations expense	(333)	(51)	(806)	(81)
Losses on certain credit guarantees	(2)	(392)	(17)	(719)
Losses on loans purchased	(252)	(649)	(423)	(1,129)
Securities administrator loss on investment activity	(1,082)	—	(1,082)	—
Low-income housing tax credit partnerships	(121)	(111)	(346)	(354)
Minority interest in earnings of consolidated subsidiaries	—	(4)	(8)	(22)
Other expenses	(86)	(63)	(264)	(168)

Non-interest expense	(7,886)	(3,070)	(13,534)	(5,813)

Loss before income tax (expense) benefit	(17,324)	(2,192)	(19,750)	(1,899)
Income tax (expense) benefit	(7,971)	954	(6,517)	1,257

Net loss	$(25,295)	$(1,238)	$(26,267)	$(642)

Preferred stock dividends and issuance costs on redeemed preferred stock (including $—, $—, $— and $6 of issuance costs on redeemed preferred stock, respectively)	(6)	(102)	(509)	(292)
Amount allocated to participating security option holders	—	(2)	(1)	(4)

Net loss applicable to common stockholders	$(25,301)	$(1,342)	$(26,777)	$(938)

Loss per common share:
Basic	$(19.44)	$(2.07)	$(30.90)	$(1.43)
Diluted	$(19.44)	$(2.07)	$(30.90)	$(1.43)
Weighted average common shares outstanding (in thousands):
Basic	1,301,430	647,377	866,472	653,825
Diluted	1,301,430	647,377	866,472	653,825
Dividends per common share	$—	$0.50	$0.50	$1.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

111	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(unaudited)	2007
	(in millions, except
	share-related amounts)

Assets
Retained portfolio
Mortgage loans:
Held-for-investment, at amortized cost (net of allowances for loan losses of $459 and $256, respectively)	$86,225	$76,347
Held-for-sale, at lower-of-cost-or-fair-value (except $95 at fair value at September 30, 2008)	11,978	3,685

Mortgage loans, net	98,203	80,032
Mortgage-related securities:
Available-for-sale, at fair value (includes $22,659 and $17,010, respectively, pledged as collateral that may be repledged)	478,413	615,665
Trading, at fair value	118,002	14,089

Total mortgage-related securities	596,415	629,754

Retained portfolio	694,618	709,786

Cash and investments
Cash and cash equivalents	50,180	8,574
Investments:
Non-mortgage-related securities:
Available-for-sale, at fair value	10,410	35,101
Securities purchased under agreements to resell and federal funds sold	8,000	6,562

Cash and investments	68,590	50,237

Accounts and other receivables, net	5,298	5,003
Derivative assets, net	3,040	827
Guarantee asset, at fair value	9,679	9,591
Real estate owned, net	3,224	1,736
Deferred tax asset, net	11,866	10,304
Low-income housing tax credit partnerships equity investments	4,248	4,568
Other assets	3,827	2,316

Total assets	$804,390	$794,368

Liabilities and stockholders’ equity (deficit)
Short-term debt (includes $1,950 at fair value at September 30, 2008)	$319,641	$295,921
Long-term debt (includes $11,751 at fair value at September 30, 2008)	464,309	442,636
Accrued interest payable	6,207	7,864
Guarantee obligation	13,874	13,712
Derivative liabilities, net	1,359	582
Reserve for guarantee losses on Participation Certificates	9,761	2,566
Other liabilities	2,939	4,187

Total liabilities	818,090	767,468

Commitments and contingencies (Notes 2, 3, 11 and 12)
Minority interests in consolidated subsidiaries	95	176
Stockholders’ equity (deficit)
Senior preferred stock, at redemption value	1,000	—
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 and 806,000,000 shares authorized, 725,863,886 shares issued and 647,156,870 shares and 646,266,701 shares outstanding, respectively	—	152
Additional paid-in capital	14	871
Retained earnings	833	26,909
Accumulated other comprehensive income (loss), or AOCI, net of taxes, related to:
Available-for-sale securities	(22,037)	(7,040)
Cash flow hedge relationships	(3,554)	(4,059)
Defined benefit plans	(43)	(44)

Total AOCI, net of taxes	(25,634)	(11,143)
Treasury stock, at cost, 78,707,016 shares and 79,597,185 shares, respectively	(4,117)	(4,174)

Total stockholders’ equity (deficit)	(13,795)	26,724

Total liabilities and stockholders’ equity (deficit)	$804,390	$794,368

The accompanying notes are an integral part of these unaudited consolidated financial statements.

112	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Nine Months Ended September 30,
	2008		2007
	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	—	$—	—	$—
Senior preferred stock issuance	1	1,000	—	—

Senior preferred stock, end of period	1	1,000	—	—

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	132	6,109
Preferred stock issuances	—	—	104	2,600
Preferred stock redemptions	—	—	(12)	(600)

Preferred stock, end of period	464	14,109	224	8,109

Common stock, par value
Balance, beginning of year	726	152	726	152
Adjustment to par value	—	(152)	—	—

Common stock, end of period	726	—	726	152

Additional paid-in capital
Balance, beginning of year		871		962
Stock-based compensation		60		61
Income tax benefit from stock-based compensation		(13)		2
Preferred stock issuance costs		—		(26)
Common stock issuances		(60)		(31)
Real Estate Investment Trust preferred stock repurchase		4		(7)
Adjustment to common stock par value		152		—
Common stock warrant issuance		2,304		—
Commitment from the U.S. Department of the Treasury		(3,304)		—

Additional paid-in capital, end of period		14		961

Retained earnings
Balance, beginning of year		26,909		31,372
Cumulative effect of change in accounting principle, net of taxes		1,023		181

Balance, beginning of year, as adjusted		27,932		31,553
Net loss		(26,267)		(642)
Preferred stock dividends declared		(503)		(286)
Common stock dividends declared		(329)		(989)

Retained earnings, end of period		833		29,636

AOCI, net of taxes
Balance, beginning of year		(11,143)		(8,451)
Cumulative effect of change in accounting principle, net of taxes		(850)		—

Balance, beginning of year, as adjusted		(11,993)		(8,451)
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		(14,143)		(1,469)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		501		724
Changes in defined benefit plans		1		7

AOCI, net of taxes, end of period		(25,634)		(9,189)

Treasury stock, at cost
Balance, beginning of year	80	(4,174)	65	(3,230)
Common stock issuances	(1)	57	(1)	44
Common stock repurchases	—	—	16	(1,000)

Treasury stock, end of period	79	(4,117)	80	(4,186)

Total stockholders’ equity (deficit)		$(13,795)		$25,483

Comprehensive income (loss)
Net loss		$(26,267)		$(642)
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		(13,641)		(738)

Total comprehensive income (loss)		$(39,908)		$(1,380)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

113	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)

Cash flows from operating activities
Net loss	$(26,267)	$(642)
Adjustments to reconcile net loss to net cash used for operating activities:
Hedge accounting losses	16	—
Derivative losses	2,207	635
Asset related amortization — premiums, discounts and basis adjustments	84	28
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	6,678	8,192
Net discounts paid on retirements of debt	(6,981)	(6,195)
Gains on debt retirement	(312)	(187)
Provision for credit losses	9,479	2,067
Low-income housing tax credit partnerships	346	354
Losses on loans purchased	423	1,129
Losses on investment activity	11,881	80
Foreign-currency losses, net	—	1,692
Unrealized gains on foreign-currency denominated debt recorded at fair value	(684)	—
Deferred income taxes	5,959	(462)
Purchases of held-for-sale mortgages	(29,871)	(16,091)
Sales of held-for-sale mortgages	21,196	14,369
Repayments of held-for-sale mortgages	457	95
Due to Participation Certificates and Structured Securities Trust	(180)	—
Change in trading securities	—	(2,269)
Change in accounts and other receivables, net	(1,129)	(360)
Change in amounts due to Participation Certificate investors, net	—	(1,360)
Change in accrued interest payable	(1,188)	(786)
Change in income taxes payable	(594)	(1,459)
Change in guarantee asset, at fair value	(87)	(2,478)
Change in guarantee obligation	236	2,404
Other, net	705	530

Net cash used for operating activities	(7,626)	(714)

Cash flows from investing activities
Purchases of trading securities	(100,523)	—
Proceeds from sales of trading securities	67,222	—
Proceeds from maturities of trading securities	14,674	—
Purchases of available-for-sale securities	(168,108)	(240,572)
Proceeds from sales of available-for-sale securities	35,182	82,475
Proceeds from maturities of available-for-sale securities	175,446	181,194
Purchases of held-for-investment mortgages	(16,215)	(13,161)
Repayments of held-for-investment mortgages	4,797	7,076
Increase in restricted cash	(899)	—
Net (payments) proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	(2,455)	1,255
Net (increase) decrease in securities purchased under agreements to resell and Federal funds sold	(1,437)	5,762
Derivative premiums and terminations and swap collateral, net	(4,472)	(1,118)
Investments in low-income housing tax credit partnerships	—	(116)

Net cash provided by investing activities	3,212	22,795

Cash flows from financing activities
Proceeds from issuance of short-term debt	832,442	722,518
Repayments of short-term debt	(806,121)	(737,779)
Proceeds from issuance of long-term debt	218,830	149,092
Repayments of long-term debt	(197,623)	(153,691)
Proceeds from the issuance of preferred stock	—	2,574
Redemption of preferred stock	—	(600)
Payment of cash dividends on preferred stock and common stock	(835)	(1,279)
Excess tax benefits associated with stock-based awards	4	5
Payments of low-income housing tax credit partnerships notes payable	(600)	(824)
Increase (decrease) in cash overdraft	6	(3)
Other, net	(83)	(1,226)

Net cash provided by (used for) financing activities	46,020	(21,213)

Net increase in cash and cash equivalents	41,606	868
Cash and cash equivalents at beginning of year	8,574	11,359

Cash and cash equivalents at end of period	$50,180	$12,227

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$27,868	$28,821
Swap collateral interest	137	344
Derivative interest carry, net	261	(838)
Income taxes	1,230	663
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as available-for-sale securities	—	169
Transfers from mortgage loans to real estate owned	1,517	1,977
Investments in low-income housing tax credit partnerships financed by notes payable	—	173
Transfers from held-for-sale mortgages to held-for-investment mortgages	—	40
Transfers from retained portfolio Participation Certificates to held-for-investment mortgages	—	1,570
Issuance of senior preferred stock to U.S. Department of the Treasury	1,000	—
Transfers from available-for-sale securities to trading securities	87,281	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

114	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Conservatorship

Entry into Conservatorship

On September 6, 2008, at the request of the Secretary of the U.S. Department of the Treasury, or Treasury, the Chairman of the Board of Governors of the Federal Reserve and the Director of the Federal Housing Finance Agency, or FHFA, our Board of Directors adopted a resolution consenting to putting the company into conservatorship. After obtaining this consent, the Director of FHFA appointed FHFA as our Conservator on September 6, 2008, in accordance with the Federal Housing Finance Regulatory Reform Act of 2008, or Reform Act, and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, and succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. The Conservator has the power to take over our assets and operate our business with all the powers of our stockholders, directors and officers, and to conduct all business of the company. The Conservator announced at that time that it would eliminate the payment of dividends on common and preferred stock during the conservatorship.

On September 7, 2008, the Director of FHFA issued a statement that he had determined that we could not continue to operate safely and soundly and fulfill our critical public mission without significant action to address FHFA’s concerns, which were principally: safety and soundness concerns, including our current capitalization; current market conditions; our financial performance and condition; our inability to obtain funding according to normal practices and prices; and our critical importance in supporting the U.S. residential mortgage market.

Overview of Treasury Agreements

Senior Preferred Stock Purchase Agreement

The Conservator, acting on our behalf, entered into a senior preferred stock purchase agreement, or Purchase Agreement, with Treasury on September 7, 2008. Under the Purchase Agreement, Treasury provided us with its commitment to provide up to $100 billion in funding under specified conditions. The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). In exchange for Treasury’s funding commitment, we issued to Treasury, as an initial commitment fee: (1) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (2) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding at the time the warrant is exercised, which we refer to as the warrant. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant.

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down.

Under the terms of the Purchase Agreement, Treasury is entitled to a quarterly dividend of 10% per year (which increases to 12% per year if not paid timely and in cash) on the aggregate liquidation preference of the senior preferred stock. To the extent we are required to draw on the Purchase Agreement, and therefore increase the liquidation preference of the senior preferred stock, the amounts payable for this dividend could be substantial and have an adverse impact on our financial position and net worth. The senior preferred stock is also entitled to a priority payment equal to the liquidation preference over the common stock and all other series of preferred stock in the event of our liquidation. In addition, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury, which will accrue from January 1, 2010. We are required to pay this fee each quarter for as long as the Purchase Agreement is in effect. The amount of this fee has not yet been determined.

The Purchase Agreement includes significant restrictions on our ability to manage our business, including limiting the amount of indebtedness we can incur to 110% of our aggregate indebtedness as of June 30, 2008 and capping the size of our retained portfolio at $850 billion as of December 31, 2009. In addition, beginning in 2010, we must decrease the size of our retained portfolio at the rate of 10% per year until it reaches $250 billion. In addition, while the senior preferred stock is outstanding, we are prohibited from issuing equity securities without Treasury’s consent, and the terms of the Purchase Agreement and warrant make it unlikely that we will be able to obtain equity from other private sources.

115	Freddie Mac

The Purchase Agreement has an indefinite term and can terminate only in very limited circumstances, which do not include the end of the conservatorship. The agreement therefore could continue after the conservatorship ends. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028.

Expected Draw under the Purchase Agreement

At September 30, 2008, our liabilities exceeded our assets under GAAP by $(13.7) billion while our stockholders’ equity (deficit) totaled $(13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount of $13.8 billion to Treasury. We expect to receive such funds by November 29, 2008. If the Director of FHFA were to determine in writing that our assets are, and have been for a period of 60 days, less than our obligations to creditors and others, FHFA would be required to place us into receivership. As a result of this draw, the aggregate liquidation preference of the senior preferred stock will increase to $14.8 billion, and our annual aggregate dividend payment to Treasury, at the 10% dividend rate, would increase to $1.5 billion. If we are unable to pay such dividend in cash in any quarter, the unpaid amount will be added to the aggregate liquidation preference of the senior preferred stock and the dividend rate on the unpaid liquidation preference will increase to 12% per year.

Treasury Credit Facility

On September 18, 2008, we entered into a lending agreement with Treasury, or Lending Agreement, pursuant to which Treasury established a new secured lending credit facility that is available to us until December 31, 2009 as a liquidity back-stop. In order to borrow pursuant to the Lending Agreement, we are required to post collateral in the form of Freddie Mac or Fannie Mae mortgage-backed securities to secure all borrowings under the facility. The terms of any borrowings under the Lending Agreement, including the interest rate payable on the loan and the amount of collateral we will need to provide as security for the loan, will be determined by Treasury. Treasury is not obligated under the Lending Agreement to make any loan to us.

As of November 14, 2008, we have not borrowed any amounts under the Lending Agreement.

Changes in Company Management and our Board of Directors

Since our entry into conservatorship on September 6, 2008, eight members of our Board of Directors have resigned, including Richard F. Syron, our former Chairman and Chief Executive Officer. On September 16, 2008, the Conservator appointed John A. Koskinen as the new non-executive Chairman of our Board of Directors. We currently have 4 members of our Board of Directors and 9 vacancies.

As noted above, as our Conservator, FHFA has assumed the powers of our Board of Directors. Accordingly, the current Board of Directors acts with neither the power nor the duty to manage, direct or oversee our business and affairs. The Conservator has indicated that it intends to appoint a full Board of Directors to which it will delegate specified roles and responsibilities.

On September 7, 2008, the Conservator appointed David M. Moffett as our Chief Executive Officer, effective immediately.

Supervision of our Business under the Reform Act and During Conservatorship

During the third quarter of 2008, the company experienced a number of significant changes in our regulatory supervisory environment. First, on July 30, 2008, President Bush signed into law the Reform Act, which placed us under the regulation of a new regulator, FHFA. That legislation strengthened the existing safety and soundness oversight of the government sponsored enterprises, or GSEs, and provided FHFA with new safety and soundness authority that is comparable to and in some respects broader than that of the federal bank agencies. That legislation gave FHFA enhanced powers that, even if we were not placed into conservatorship, gave them the authority to raise capital levels above statutory minimum levels, regulate the size and content of our portfolio, and to approve new mortgage products. That legislation also gave FHFA the authority to place the GSEs into conservatorship or receivership under conditions set forth in the statute.

Second, we experienced a change in control when we were placed into conservatorship on September 6, 2008 and then entered into the Purchase Agreement and issued the senior preferred stock and warrant to Treasury. Under conservatorship, we have additional heightened supervision and direction from our regulator, FHFA, who is also acting as our Conservator.

The conservatorship has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated, whether we will continue to exist following conservatorship, or what our business structure will be during or following our conservatorship. In a statement issued on September 7, 2008, the Secretary of the Treasury indicated that 2008 and 2009 should be viewed as a “time out” where we and Fannie Mae are stabilized while policymakers decide our future role and structure. He also stated that there is a consensus that we and Fannie Mae pose a systemic risk and cannot continue in our current form.

116	Freddie Mac

Managing Our Business During Conservatorship — Our Objectives

Based on the Federal Home Loan Mortgage Corporation Act, which we refer to as our charter, public statements from Treasury officials and guidance from our Conservator, we have a variety of different, and potentially conflicting, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to less than optimal outcomes for one or more, or possibly all, of these objectives. For example, maintaining a positive net worth could require us to constrain some of our business activities, including activities that provide liquidity, stability and affordability to the mortgage market. Conversely, to the extent we increase activities to assist the mortgage market, our financial results are likely to suffer, and we may be less able to maintain a positive net worth. We regularly consult with and get direction from our Conservator on how to balance these objectives. To the extent that we are unable to maintain a positive net worth following our expected draw of funds from Treasury after the filing of this Form 10-Q, we will be required to request additional funding from Treasury under the Purchase Agreement, which will further increase our ongoing dividend obligations and, therefore, extend the period of time until we might be able to return to profitability.

Additional Impacts of Conservatorship and Related Events

Total stockholders’ equity (deficit) reflects the following actions as a result of our Purchase Agreement with Treasury:

•	Preferred stock increased by $1 billion reflecting the issuance of senior preferred stock to Treasury.

•	We issued a warrant to Treasury for the purchase of our common stock with an estimated value of $2.3 billion representing 79.9% of our common stock outstanding on a fully diluted basis at the time of exercise at a price of $0.00001 per share.

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed related parties with the U.S. government. Except for the transactions with Treasury discussed above and in “NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government during the three and nine months ended September 30, 2008.

We issued the senior preferred stock and the warrant to Treasury in consideration for the commitment set forth in our Purchase Agreement with Treasury, and for no other consideration. As a result, the issuance of the senior preferred stock and warrant to Treasury had no impact on total stockholders’ equity (deficit), as the offset was to additional paid-in capital. The first dividend on the senior preferred stock will be payable on December 31, 2008. If we choose not to pay this dividend in cash, the amount of the dividend payable will be added to the aggregate liquidation preference of the senior preferred stock.

Total stockholders’ equity (deficit) also reflects the following actions of the Director of FHFA, as Conservator:

•	The elimination of the par value of our common stock which resulted in the reclassification of $152 million from common stock to additional paid-in-capital on our consolidated balance sheet as of September 30, 2008.

•	An increase in the number of common shares available for issuance to four billion shares as of September 30, 2008.

FHFA, as Conservator, has suspended our minimum and risk-based capital requirements during conservatorship and directed us to focus our risk and capital management on maintaining a positive stockholders’ equity under GAAP.

The Director of FHFA has classified Freddie Mac as undercapitalized as of June 30, 2008, using FHFA’s discretionary authority as provided by Statute. FHFA stated that, although Freddie Mac’s capital calculations for June 30, 2008 reflect that it met the FHFA-directed and statutory requirements for capital, the continued market downturn during late July and August raised significant questions about the sufficiency of its capital.

On October 9, 2008, FHFA announced that the Director of FHFA has suspended the capital classifications of Freddie Mac during the conservatorship, in light of the Purchase Agreement, and that existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship. During the conservatorship, FHFA will not issue quarterly capital classifications of Freddie Mac, but we will continue to submit capital reports to FHFA.

For additional information concerning the conservatorship and the effects of the Purchase Agreement, see “NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS”, “NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT)” and “NOTE 9: REGULATORY CAPITAL.”

117	Freddie Mac

Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and those of our subsidiaries, and should be read in conjunction with the audited consolidated financial statements and related notes included in our Form 10 Registration Statement filed and declared effective by the SEC on July 18, 2008, or Registration Statement. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with our delegation of authority. These unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information. Certain financial information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements in conformity with GAAP.

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

118	Freddie Mac

Our election of the fair value option for the items discussed above was made in an effort to better reflect, in the financial statements, the economic offsets that exist related to items that were not previously recognized as changes in fair value through our consolidated statements of income. As a result of the adoption, we recognized a $1.0 billion after-tax increase to our beginning retained earnings at January 1, 2008, representing the effect of changing our measurement basis to fair value for the above items with the fair value option elected. During the third quarter of 2008, we elected the fair value option for certain multifamily held-for-sale mortgage loans. For additional information on the election of the fair value option and SFAS 159, see “NOTE 14: FAIR VALUE DISCLOSURES.”

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

Recently Issued Accounting Standards, Not Yet Adopted

Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities

In June 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. The guidance in this FSP applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective and will be retrospectively applied by us on January 1, 2009. We expect the adoption of this FSP will have an immaterial impact on our consolidated financial statements.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities, or VIEs

In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities, or QSPEs, from the guidance in SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” or SFAS 140. The FASB has also proposed revisions to the consolidation model prescribed by FIN 46 (revised December 2003),“Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R), to accommodate the removal of the scope exemption applicable to QSPEs. While the revised standards have not been finalized and the Board’s proposals have been subject to a public comment period through November 14, 2008, these changes may have a significant impact on our consolidated financial statements. These proposed revisions could be effective as early as January 2010.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS 160. A noncontrolling interest (referred to as a minority interest prior to adoption) is the portion of equity in a subsidiary not attributable, directly or indirectly, to the parent. SFAS 160 will require that noncontrolling interests be presented within equity, instead of between liabilities and equity. SFAS 160 will also require that net income include amounts attributable to the noncontrolling interests, instead of reducing net income by those amounts. SFAS 160 will also require expanded disclosures. SFAS 160 would be effective for and retrospectively adopted by us on January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on our consolidated financial statements.

119	Freddie Mac

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

At September 30, 2008 and December 31, 2007, we had $1,834.4 billion and $1,738.8 billion of issued PCs and Structured Securities and such other mortgage guarantees, respectively, of which $374.9 billion and $357.0 billion were held in our retained portfolio. When we purchase Freddie Mac PCs or Structured Securities for our retained portfolio, we do not derecognize any components of the guarantee asset, guarantee obligation, reserve for guarantee losses, or any other outstanding recorded amounts associated with the guarantee transaction because our contractual guarantee obligation to the unconsolidated PC trust remains in force until the trust is liquidated, unless the trust is consolidated. Whether we own the security or not, our guarantee obligation and related credit exposure do not change. Our valuation of these securities is consistent with the legal structure of the guarantee transaction, which includes the Freddie Mac guarantee to the securitization trust. Upon the subsequent sale of a Freddie Mac PC or Structured Security, we continue to account for any outstanding recorded amounts associated with the guarantee transaction on the same basis as prior to the sale of the Freddie Mac PC or Structured Security, because the sale does not result in the retention of any new assets or the assumption of any new liabilities.

There were $1,710.3 billion and $1,518.8 billion at September 30, 2008 and December 31, 2007, respectively, of Structured Securities backed by resecuritized PCs and other previously issued Structured Securities. These restructured securities do not increase our credit-related exposure and consist of single-class and multi-class Structured Securities backed by PCs, Real Estate Mortgage Investment Conduits, or REMICs, interest-only strips, and principal-only strips.

Our guarantee obligation represents the recognized liability associated with our guarantee of PCs and Structured Securities net of cumulative amortization. Upon adoption of SFAS 157 on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received in the related securitization transaction. As a result, we no longer record estimates of deferred gains or immediate, “day one”, losses on most guarantees. However, all unamortized amounts recorded prior to January 1, 2008 will continue to be deferred and amortized using existing amortization methods. In addition to our guarantee obligation, we recognized a reserve for guarantee losses on PCs that totaled $9.8 billion and $2.6 billion at September 30, 2008 and December 31, 2007, respectively.

120	Freddie Mac

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees and guarantees of stated final maturity Structured Securities. Derivative instruments also include short-term default guarantee commitments that we account for as derivatives.

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at September 30, 2008 and December 31, 2007.

Table 2.1 below presents our maximum potential amount of future payments, our recognized liability and the maximum remaining term of these guarantees.

Table 2.1 — Financial Guarantees

	September 30, 2008			December 31, 2007
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure	Liability	Term	Exposure	Liability	Term
	(dollars in millions, terms in years)

Guaranteed PCs, Structured Securities and other mortgage guarantees issued(1)	$1,834,408	$13,874	44	$1,738,833	$13,712	40
Derivative instruments	40,115	226	35	32,538	129	30
Servicing-related premium guarantees	52	—	5	37	—	5

(1)	Exclude mortgage loans and mortgage-related securities traded, but not yet settled.

With the exception of derivative instruments in Table 2.1, maximum exposure represents the contractual amounts that could be lost under the guarantees if underlying borrowers defaulted, without consideration of possible recoveries under recourse provisions or from collateral held or pledged. The maximum exposure related to interest-rate swap derivative guarantees is based on contractual rates and without consideration of recovery under recourse provisions. The maximum exposure related to other derivative instruments is based on the notional amount of the contract. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation.

Other Financial Commitments

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and to certain securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $11.6 billion and $8.0 billion at September 30, 2008 and December 31, 2007, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased bonds or securities are pledged to us to secure funding until the bonds or securities are remarketed. At September 30, 2008 and December 31, 2007, $307 million and $— in liquidity guarantee advances were outstanding. Advances under our liquidity guarantees typically mature in 60 to 120 days. These liquidity guarantee advances are included in other assets on our consolidated balance sheets.

Gains and Losses on Transfers of PCs and Structured Securities that are Accounted for as Sales

We recognized gains (losses) on transfers of PCs and Structured Securities that were accounted for as sales under SFAS 140. For the three months ended September 30, 2008 and 2007, the net pre-tax gains (losses) were approximately $39 million and $(26) million, respectively. For the nine months ended September 30, 2008 and 2007, the net pre-tax gains (losses) were approximately $131 million and $(125) million, respectively.

Valuation of Recognized Guarantee Asset

Guarantee Asset

Our approach for estimating the fair value of the guarantee asset at September 30, 2008 used third-party market data as practicable. For approximately 74% of the fair value of the guarantee asset, which relates to fixed-rate loan products that reflect current market rates, the valuation approach involved obtaining dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. This effectively equates the guarantee asset with current, or “spot,” market values for excess servicing interest-only securities. We consider these securities to be comparable to the guarantee asset, in that they represent interest-only cash flows, and do not have matching principal-only securities. The remaining 26% of the fair value of the guarantee asset related to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the guarantee asset was valued using an expected cash flow approach including only those cash flows expected to result from our contractual right to receive management and guarantee fees, with market input assumptions extracted from the dealer quotes provided on the more liquid products, reduced by an

121	Freddie Mac

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

At September 30, 2008, our guarantee asset totaled $9.7 billion on our consolidated balance sheets, of which approximately $0.2 billion, or approximately 2%, related to PCs and Structured Securities backed by multifamily mortgage loans. Table 2.2 contains the key assumptions used to derive the fair value measurement of the entire guarantee asset associated with PCs and other financial guarantees backed by single-family mortgage loans. For the portion of our guarantee asset that is valued by obtaining dealer quotes on proxy securities, we derive the assumptions from the prices we are provided. Table 2.3 contains a sensitivity analysis of the fair value of the entire guarantee asset associated with PCs and other financial guarantees backed by single-family mortgage loans.

Table 2.2 — Key Assumptions Utilized in Fair Value Measurements of the Guarantee Asset (Single-Family Mortgages)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Mean Valuation Assumptions(1)	2008	2007	2008	2007

IRRs(2)	10.9%	5.9%	10.0%	6.4%
Prepayment rates(3)	11.2%	15.5%	14.0%	17.3%
Weighted average lives (years)	6.6	5.6	5.8	5.2

(1)	Mean values represent the weighted average of all estimated IRRs, prepayment rate and weighted average lives assumptions.
(2)	IRR assumptions represent an unpaid principal balance weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on unpaid principal balances.

Table 2.3 — Sensitivity Analysis of the Guarantee Asset (Single-Family Mortgages)

	September 30, 2008	December 31, 2007
	(dollars in millions)

Fair value	$9,473	$9,417
Weighted average IRR assumptions	13.9%	8.1%
Impact on fair value of 100 bps unfavorable change	$(306)	$(389)
Impact on fair value of 200 bps unfavorable change	$(593)	$(746)
Weighted average prepayment rate assumptions	11.2%	16.5%
Impact on fair value of 10% unfavorable change	$(374)	$(516)
Impact on fair value of 20% unfavorable change	$(722)	$(977)

Valuation of Other Retained Interests

Other retained interests include securities we issued as part of resecuritization transactions for which those interests not retained are sold. The fair value of other retained interests is generally based on independent price quotations obtained from third-party pricing services or dealer provided prices.

To report the hypothetical sensitivity of the carrying value of other retained interests, we used internal models adjusted where necessary to align with the fair values. The sensitivity analysis in Table 2.4 illustrates hypothetical adverse changes in the fair value of other retained interests for changes in key assumptions based on these models.

Table 2.4 — Sensitivity Analysis of Other Retained Interests(1)

	September 30, 2008	December 31, 2007
	(dollars in millions)

Fair value	$99,324	$107,931
Weighted average IRR assumptions	5.8%	5.5%
Impact on fair value of 100 bps unfavorable change	$(4,191)	$(4,109)
Impact on fair value of 200 bps unfavorable change	$(8,073)	$(7,928)
Weighted average prepayment rate assumptions	7.0%	8.7%
Impact on fair value of 10% unfavorable change	$(12)	$(30)
Impact on fair value of 20% unfavorable change	$(15)	$(57)

(1)	The sensitivity analysis includes only other retained interests whose fair value is impacted as a result of changes in IRR and prepayment assumptions.

122	Freddie Mac

Cash Flows on Transfers of Securitized Interests and Corresponding Retained Interests

Table 2.5 summarizes cash flows on retained interests as well as the amount of cash payments made to acquire delinquent loans to satisfy our financial performance obligations.

Table 2.5 — Details of Cash Flows

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Cash flows from:
Transfers of Freddie Mac securities that were accounted for as sales(1)	$8,392	$12,538	$33,124	$51,580
Cash flows received on the guarantee asset(2)	730	585	2,139	1,661
Other retained interests principal and interest(3)	5,092	5,882	15,958	18,352
Purchases of delinquent or foreclosed loans(4)	(3,962)	(2,179)	(6,745)	(5,648)

(1)	Represents proceeds from securities receiving sales treatment under SFAS 140 including sales of Structured Securities. On our consolidated statements of cash flows, this amount is included in the investing activities as part of proceeds from sales of trading and available-for-sale securities.
(2)	Represents cash received related to management and guarantee fees, which reduce the guarantee asset. On our consolidated statements of cash flows, the change in guarantee asset and the corresponding management and guarantee fee income are reflected as operating activities.
(3)	Represents cash proceeds related to interest income and principal repayment of our securities that are not transferred to third parties upon the completion of a securitization or resecuritization transaction. On our consolidated statements of cash flows, the cash flows from interest are included in net income (loss) and the principal repayments are included in the investing activities as part of proceeds from maturities of trading and available-for-sale securities. The amount for the three and nine months ended September 30, 2007 has been revised to also include interest-only and principal-only strips, which conforms to the 2008 presentation.
(4)	Represents our cash payments for the purchase of delinquent or foreclosed loans from mortgage pools underlying our PCs and Structured Securities. On our consolidated statements of cash flows, this amount is included in the investing activities as part of purchases of held-for-investment mortgages.

Credit Protection and Other Forms of Recourse

In connection with our guarantees of PCs and Structured Securities issued, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancements. At September 30, 2008 and December 31, 2007, we recorded $1.8 billion and $0.7 billion, respectively, within other assets on our consolidated balance sheets related to these credit enhancements on securitized mortgages. Table 2.6 presents the maximum amounts of potential loss recovery by type of credit protection.

Table 2.6 — Credit Protection and Other Forms of Recourse(1)

	September 30, 2008	December 31, 2007
	(in millions)

PCs and Structured Securities:
Single-family:
Primary mortgage insurance	$59,652	$51,897
Lender recourse and indemnifications	11,446	12,085
Pool insurance	3,819	3,813
Other credit enhancements	483	549
Multifamily:
Credit enhancements	3,019	1,233
Structured Securities backed by Ginnie Mae Certificates(2)	1,102	1,268

(1)	Exclude credit enhancements related to Structured Transactions, which had unpaid principal balances that totaled $25.3 billion and $20.2 billion at September 30, 2008 and December 31, 2007, respectively.
(2)	Ginnie Mae Certificates are backed by the full faith and credit of the U.S. government.

In addition to the types of credit enhancements associated with our PCs and Structured Securities, certain of our Structured Transactions benefit from additional credit protection afforded by subordinated security structures. Our Structured Transactions also include $1.9 billion at September 30, 2008 of securitized FHA/VA loans, for which those agencies provide recourse for 100% of qualifying losses associated with the loan. There were $5.3 billion in unpaid principal balance of these securities at September 30, 2008, which had coverage, including amounts associated with subordination, of up to approximately 19% of the security balance, on average. The remaining Structured Transactions, which do not have subordination protection or other forms of credit enhancement, totaled $18.0 billion at September 30, 2008. Although our charge-offs associated with Structured Transactions to date have been minimal, we have increased our provision for credit losses associated with the loans underlying these guarantees during the three and nine months ended September 30, 2008.

Securities Administration

Effective December 2007 we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. We receive trust management income, which represents the fees we earn as master servicer, issuer, trustee and securities administrator for our issued PCs and Structured Securities. These fees, which are included in our non-interest income, are derived from interest earned on principal and interest cash flows held in the trust between the time funds are remitted to the trust by servicers and the date of distribution to our PC and Structured Securities holders. The trust management income is offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We must indemnify the trust for any investment losses that are incurred in our role as the securities administrator for the trust. In August 2008, acting as the security administrator

123	Freddie Mac

for a trust which holds mortgage loan pools backing our PCs, we invested in $1.2 billion of short-term, unsecured loans which we made to Lehman Brothers Holdings, Inc., or Lehman, on the trust’s behalf. These transactions were due to mature on September 15, 2008. On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Lehman failed to repay these loans and accrued interest. To the extent there is a loss related to an eligible investment for the trusts, we, as the administrator, are responsible for making up that shortfall. During the third quarter of 2008, we recorded a $1.1 billion loss to reduce the carrying amount of this asset to our estimate of the net realizable amount on these transactions. The loss amount was recorded to securities administrator loss on investment activity on our consolidated statements of income. The remaining carrying amount is included in other assets as of September 30, 2008 on our consolidated balance sheets.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. For a discussion of these indemnifications see “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 2: FINANCIAL GUARANTEES AND TRANSFERS OF SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” in our Registration Statement. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at September 30, 2008 and December 31, 2007.

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

LIHTC Partnerships

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing funding for affordable multifamily rental properties. The LIHTC partnerships invest as limited partners in lower-tier partnerships, which own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal tax credits. Most of these LIHTC partnerships are VIEs. A general partner operates the partnership, identifying investments and obtaining debt financing as needed to finance partnership activities. Although these partnerships generate operating losses, we realize a return on our investment through reductions in income tax expense that result from tax credits and the deductibility of the operating losses of these partnerships. The partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. The investments in LIHTC partnerships, in which we were either the primary beneficiary or had a significant variable interest, were made between 1989 and 2007. At September 30, 2008 and December 31, 2007, we did not guarantee any obligations of these LIHTC partnerships and our exposure was limited to the amount of our investment. At September 30, 2008 and December 31, 2007, we were the primary beneficiary of investments in six partnerships and we consolidated these investments. The investors in the obligations of the consolidated LIHTC partnerships have recourse only to the assets of those VIEs and do not have recourse to us.

VIEs Not Consolidated

LIHTC Partnerships

At both September 30, 2008 and December 31, 2007, we had unconsolidated investments in 189 LIHTC partnerships, respectively, in which we had a significant variable interest. The size of these partnerships at September 30, 2008 and December 31, 2007, as measured in total assets, was $10.5 billion and $10.3 billion, respectively. These partnerships are accounted for using the equity method. As a limited partner, our maximum exposure to loss equals the undiscounted book value of our equity investment. At September 30, 2008 and December 31, 2007, our maximum exposure to loss on unconsolidated LIHTC partnerships, in which we had a significant variable interest, was $3.4 billion and $3.7 billion, respectively.

124	Freddie Mac

Structured Transactions

We periodically issue securities in Structured Transactions, which are backed by mortgage loans or non-Freddie Mac mortgage-related securities using collateral pools transferred to a trust specifically created for the purpose of issuing securities. These trusts issue various senior interests and subordinated interests. We purchase interests, including senior interests, of the trusts and issue and guarantee Structured Securities backed by these interests. The subordinated interests are generally either held by the seller or other party or sold in the capital markets. Generally, the structure of the transactions and the trusts as qualifying special purpose entities exempts them from the scope of FIN 46(R). However, at September 30, 2008 and December 31, 2007, we had an interest in one Structured Transaction that did not fall within the scope of this exception and in which we had a significant variable interest. Our involvement in this one Structured Transaction began in 2002. The size of the Structured Transaction at September 30, 2008 and December 31, 2007 as measured in total assets, was $36 million and $40 million, respectively. For the same dates, our maximum exposure to loss on this transaction was $33 million and $37 million, respectively, consisting of the book value of our investments plus incremental guarantees of the senior interests that are held by third parties.

NOTE 4: SECURITIES HELD IN OUR RETAINED PORTFOLIO AND CASH AND INVESTMENTS PORTFOLIO

Table 4.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 4.1 — Available-For-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in millions)
September 30, 2008

Retained portfolio:
Mortgage-related securities:
Freddie Mac	$277,099	$1,632	$(3,977)	$274,754
Subprime	77,486	3	(13,555)	63,934
Commercial mortgage-backed securities	64,383	1	(7,339)	57,045
Alt-A and other	38,675	7	(8,856)	29,826
Fannie Mae.	40,194	243	(471)	39,966
Obligations of state and political subdivisions	13,072	8	(1,635)	11,445
Manufactured housing	1,030	73	(58)	1,045
Ginnie Mae	381	18	(1)	398

Total mortgage-related securities	512,320	1,985	(35,892)	478,413

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	10,407	3	—	10,410

Total non-mortgage-related securities	10,407	3	—	10,410

Total available-for-sale securities	$522,727	$1,988	$(35,892)	$488,823

December 31, 2007

Retained portfolio:
Mortgage-related securities:
Freddie Mac	$346,569	$2,981	$(2,583)	$346,967
Subprime	101,278	12	(8,584)	92,706
Commercial mortgage-backed securities	64,965	515	(681)	64,799
Alt-A and other	51,456	15	(2,543)	48,928
Fannie Mae	45,688	513	(344)	45,857
Obligations of state and political subdivisions	14,783	146	(351)	14,578
Manufactured housing	1,149	131	(12)	1,268
Ginnie Mae	545	19	(2)	562

Total mortgage-related securities	626,433	4,332	(15,100)	615,665

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	16,644	25	(81)	16,588
Commercial paper	18,513	—	—	18,513

Total non-mortgage-related securities	35,157	25	(81)	35,101

Total available-for-sale securities	$661,590	$4,357	$(15,181)	$650,766

Other-Than-Temporary Impairments

Our evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We performed an evaluation on a security-by-security basis considering all available information. Important factors include the length of time and extent to which the fair value of the security has been less than book value; the impact of changes in credit ratings (i.e., rating agency downgrades); our intent and ability to retain the security in order to allow for a recovery in fair value; and an analysis of the performance of the underlying collateral relative to its credit

125	Freddie Mac

enhancements using techniques that require assumptions about future default, prepayment and borrower behavior. The impairment analysis identified securities backed by subprime and Alt-A and other loans, including MTA loans, with $21.7 billion of unpaid principal balance for which it was probable that we would not recover all of our contractual principal and interest due to a significant recent and sustained deterioration in the performance of the underlying collateral of these securities, considerably more pessimistic expectations around future performance due to the unprecedented deterioration in economic conditions since the second quarter, and decreased confidence in the credit enhancements related to two monoline bond insurers where we have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that in such a case, there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investment portfolio as well as our non-mortgage-related investment portfolio. Monolines are companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets. Accordingly, we recorded other-than-temporary security impairments on securities backed by subprime and Alt-A loans, including MTA loans, of $8.9 billion and $9.7 billion for the three and nine months ended September 30, 2008. The recent deterioration has not impacted our ability and intent to hold these securities. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the impairment loss required to be recorded under GAAP. The portion of the other-than-temporary impairment charges associated with these expected recoveries will be accreted back through net interest income in future periods.

We also recognized impairment charges of $244 million and $458 million for the three and nine months ended September 30, 2008 related to our short-term available-for-sale non-mortgage-related securities, as management could no longer assert the positive intent to hold these securities to recovery. The decision to impair these securities is consistent with our consideration of sales of securities from the cash and investments portfolio as a contingent source of liquidity.

We recorded security impairments on available-for-sale securities for the three and nine months ended September 30, 2007 of $1 million and $351 million, respectively.

Table 4.2 shows the fair value of available-for-sale securities as of September 30, 2008 and December 31, 2007 that have been in a gross unrealized loss position less than 12 months or greater than 12 months.

Table 4.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 months		12 months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
September 30, 2008

Retained portfolio:
Mortgage-related securities:
Freddie Mac	$130,561	$(1,777)	$44,243	$(2,200)	$174,804	$(3,977)
Subprime	6,084	(1,677)	54,697	(11,878)	60,781	(13,555)
Commercial mortgage-backed securities	30,765	(4,290)	26,204	(3,049)	56,969	(7,339)
Alt-A and other	3,601	(1,320)	16,352	(7,536)	19,953	(8,856)
Fannie Mae	20,961	(220)	7,269	(251)	28,230	(471)
Obligations of state and political subdivisions	5,790	(513)	4,990	(1,122)	10,780	(1,635)
Manufactured housing	553	(50)	36	(8)	589	(58)
Ginnie Mae	51	(1)	1	—	52	(1)

Total mortgage-related securities	198,366	(9,848)	153,792	(26,044)	352,158	(35,892)

Total available-for-sale securities in a gross unrealized loss position	$198,366	$(9,848)	$153,792	$(26,044)	$352,158	$(35,892)

December 31, 2007

Retained portfolio:
Mortgage-related securities:
Freddie Mac	$22,546	$(254)	$135,966	$(2,329)	$158,512	$(2,583)
Subprime	87,004	(8,021)	5,213	(563)	92,217	(8,584)
Commercial mortgage-backed securities	8,652	(154)	26,207	(527)	34,859	(681)
Alt-A and other	33,509	(2,029)	14,525	(514)	48,034	(2,543)
Fannie Mae	4,728	(17)	15,214	(327)	19,942	(344)
Obligations of state and political subdivisions	7,735	(264)	1,286	(87)	9,021	(351)
Manufactured housing	435	(11)	24	(1)	459	(12)
Ginnie Mae	2	—	74	(2)	76	(2)

Total mortgage-related securities	164,611	(10,750)	198,509	(4,350)	363,120	(15,100)

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	8,236	(63)	3,222	(18)	11,458	(81)

Total non-mortgage-related securities	8,236	(63)	3,222	(18)	11,458	(81)

Total available-for-sale securities in a gross unrealized loss position	$172,847	$(10,813)	$201,731	$(4,368)	$374,578	$(15,181)

At September 30, 2008, our gross unrealized losses on available-for-sale mortgage-related securities were $35.9 billion. Included in these losses are gross unrealized losses of $29.8 billion related to non-agency mortgage-related securities backed

126	Freddie Mac

by subprime, Alt-A and other loans and commercial mortgage-backed securities. Approximately 84% of our non-agency mortgage-related securities backed by subprime, Alt-A and other loans and commercial mortgage-backed securities were investment grade (i.e., rated BBB− or better on a Standard & Poor’s or equivalent scale) at November 10, 2008. We believe that these unrealized losses on non-agency mortgage-related securities as of September 30, 2008, were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. While it is possible that under certain conditions, defaults and severity of losses on these securities could exceed our subordination and credit enhancement levels and a principal and interest loss could occur, we do not believe that those conditions are probable at September 30, 2008. As a result of our reviews, we have not identified any securities in our available-for-sale portfolio that are probable of incurring a contractual principal or interest loss. Based on our ability and intent to hold our available-for-sale securities for a sufficient time to recover all unrealized losses and our consideration of all available information, we have concluded that, other than the securities for which impairment has already been recorded, the reduction in fair value of these securities is temporary at September 30, 2008.

Table 4.3 below illustrates the gross realized gains and gross realized losses from the sale of available-for-sale securities.

Table 4.3 — Gross Realized Gains and Gross Realized Losses on Available-For-Sale Securities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Retained portfolio:
Mortgage-related securities:
Obligations of states and political subdivisions	$7	$—	$74	$—
Freddie Mac	223	320	415	432
Fannie Mae	58	—	67	—
Commercial mortgage-backed securities	—	—	—	3
Subprime	—	4	—	4
Manufactured Housing	—	11	—	11

Total mortgage-related securities gross realized gains	288	335	556	450

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	1	—	1	—
Obligations of state and political subdivisions	—	—	—	1

Total non-mortgage-related securities gross realized gains	1	—	1	1

Gross realized gains	289	335	557	451

Retained portfolio:
Mortgage-related securities:
Obligations of states and political subdivisions	—	—	(4)	—
Freddie Mac	(1)	(55)	(12)	(372)
Fannie Mae	(1)	—	(1)	(9)

Total mortgage-related securities gross realized losses	(2)	(55)	(17)	(381)

Cash and investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	—	(52)	—	(57)

Total non-mortgage-related securities gross realized losses	—	(52)	—	(57)

Gross realized losses	(2)	(107)	(17)	(438)

Net realized gains (losses)	$287	$228	$540	$13

Table 4.4 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding (losses), net of tax, represents the net fair value adjustments recorded on available-for-sale securities throughout the period, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for realized losses, net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to the sale of an available-for-sale security or the recognition of an other-than-temporary impairment loss.

127	Freddie Mac

Table 4.4 — AOCI, Net of Taxes, Related to Available-For-Sale Securities

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)

Beginning balance	$(7,040)	$(3,332)
Adjustment to initially apply SFAS 159(1)	(854)	—
Net unrealized holding (losses), net of tax(2)	(20,434)	(1,687)
Net reclassification adjustment for realized losses, net of tax(3)(4)	6,291	218

Ending balance	$(22,037)	$(4,801)

(1)	Net of tax benefit of $460 million for the nine months ended September 30, 2008.
(2)	Net of tax benefit of $11.0 billion and $908 million for the nine months ended September 30, 2008 and 2007, respectively.
(3)	Net of tax benefit of $3.4 billion and $117 million for the nine months ended September 30, 2008 and 2007, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statement of income as impairment losses on available-for-sale securities of $6.6 billion and $226 million, net of tax, for the nine months ended September 30, 2008 and 2007, respectively.

Table 4.5 summarizes the estimated fair values by major security type for trading securities held in our retained portfolio.

Table 4.5 — Trading Securities in our Retained Portfolio

	September 30, 2008	December 31, 2007
	(in millions)

Mortgage-related securities issued by:
Freddie Mac	$100,484	$12,216
Fannie Mae	17,267	1,697
Ginnie Mae	197	175
Other	54	1

Total trading securities in our retained portfolio	$118,002	$14,089

For the three months ended September 30, 2008 and 2007, we recorded net unrealized gains (losses) on trading securities held at September 30, 2008 and 2007 of $(976) million and $257 million, respectively. For the nine months ended September 30, 2008 and 2007, we recorded net unrealized gains (losses) on trading securities held at September 30, 2008 and 2007 of $(1.5) billion and $302 million, respectively.

Total trading securities in our retained portfolio include $3.7 billion and $4.2 billion of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments and amendment of FASB Statement No. 133 and 140,” or SFAS 155, related assets as of September 30, 2008 and December 31, 2007, respectively. Gains (losses) on trading securities include losses of $(80) million and $(104) million, respectively, related to these SFAS 155 trading securities for the three and nine months ended September 30, 2008. Gains (losses) on trading securities include gains of $209 million and $110 million related to these SFAS 155 trading securities for the three and nine months ended September 30, 2007, respectively.

Impact of the Purchase Agreement on the Retained Portfolio

Under the Purchase Agreement, our retained mortgage and mortgage-backed securities portfolio as of December 31, 2009 may not exceed $850 billion, and must decline by 10% per year thereafter until it reaches $250 billion.

Retained Portfolio Voluntary Growth Limit

As of March 1, 2008, we are no longer subject to the voluntary growth limit on our retained portfolio of 2% annually.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for reverse repurchase transactions and most derivative transactions subject to collateral posting thresholds generally related to a counterparty’s credit rating. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative transactions. At September 30, 2008 and December 31, 2007, we did not have collateral in the form of securities pledged to and held by us under interest-rate swap agreements.

Collateral Pledged by Freddie Mac

We are also required to pledge collateral for margin requirements with third-party custodians in connection with secured financings, interest-rate swap agreements, futures and daily trade activities with some counterparties. The level of collateral pledged related to our interest-rate swap agreements is determined after giving consideration to our credit rating. As of September 30, 2008, we had two uncommitted intraday lines of credit with third parties, both of which are secured, in connection with the Federal Reserve Board’s revised payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs in connection with our use of the Fedwire system. In certain limited circumstances, the line of credit agreements give the secured parties the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. See “NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS —

128	Freddie Mac

Lending Agreement” for a discussion of our GSE Credit Facility. We pledge collateral to meet these requirements upon a demand by the respective counterparty.

Table 4.6 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 4.6 — Collateral in the Form of Securities Pledged

	September 30, 2008	December 31, 2007
	(in millions)

Securities pledged with ability for secured party to repledge
Available-for-sale	$22,659	$17,010
Securities pledged without ability for secured party to repledge
Available-for-sale	437	793

Total securities pledged	$23,096	$17,803

NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one-to-four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

Table 5.1 summarizes the types of loans within our retained mortgage loan portfolio at September 30, 2008 and December 31, 2007. These balances do not include mortgage loans underlying our guaranteed PCs and Structured Securities, since these are not consolidated on our balance sheets. See “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” for information on our securitized mortgage loans.

Table 5.1 — Mortgage Loans within the Retained Portfolio

	September 30, 2008	December 31, 2007
	(in millions)

Single-family(1):
Conventional
Fixed-rate	$29,108	$20,707
Adjustable-rate	1,586	2,700

Total conventional	30,694	23,407
FHA/VA — Fixed-rate	480	311
Rural Housing Service and other federally guaranteed loans	832	871

Total single-family	32,006	24,589

Multifamily(1):
Conventional
Fixed-rate	63,074	53,111
Adjustable-rate	5,229	4,455

Total conventional	68,303	57,566
Rural Housing Service	3	3

Total multifamily	68,306	57,569

Total unpaid principal balance of mortgage loans	100,312	82,158

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(1,625)	(1,868)
Lower of cost or market adjustments on loans held-for-sale	(25)	(2)
Allowance for loan losses on loans held-for-investment	(459)	(256)

Total mortgage loans, net of allowance for loan losses	$98,203	$80,032

(1)	Based on unpaid principal balances and excluding mortgage loans traded, but not yet settled.

For the nine months ended September 30, 2008 and 2007, we transferred $— million and $40 million, respectively, of held-for-sale mortgage loans to held-for-investment.

Loan Loss Reserves

We maintain an allowance for loan losses on mortgage loans in our retained portfolio that we classify as held-for-investment and a reserve for guarantee losses associated with mortgage loans that underlie our guaranteed PCs and Structured Securities, collectively referred to as loan loss reserves. For loans subject to Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” or SOP 03-3, loan loss reserves are only established when it becomes probable that we will be unable to collect all cash flows which we expected to collect when we acquired the loan. Our allowance for loan losses held-for-investment related to single-family and multifamily mortgage loans was $383 million and $76 million, respectively, as of September 30, 2008. The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $10.1 billion and $87 million, respectively, as of September 30, 2008.

129	Freddie Mac

Table 5.2 summarizes loan loss reserve activity during the periods presented.

Table 5.2 — Detail of Loan Loss Reserves

	Three Months Ended September 30,
	2008			2007
	Allowance for	Reserve for	Total Loan	Allowance for	Reserve for	Total Loan
	Loan Losses	Guarantee Losses	Loss Reserves	Loan Losses	Guarantee Losses	Loss Reserves
	(in millions)

Beginning balance	$468	$5,345	$5,813	$118	$1,020	$1,138
Provision for credit losses	44	5,658	5,702	138	1,234	1,372
Charge-offs(1)(2)	(112)	(985)	(1,097)	(92)	(3)	(95)
Recoveries(1)	59	177	236	61	—	61
Transfers, net(3)	—	(434)	(434)	—	(164)	(164)

Ending balance	$459	$9,761	$10,220	$225	$2,087	$2,312

	Nine Months Ended September 30,
	2008			2007
	Allowance for	Reserve for	Total Loan	Allowance for	Reserve for	Total Loan
	Loan Losses	Guarantee Losses	Loss Reserves	Loan Losses	Guarantee Losses	Loss Reserves
	(in millions)

Beginning balance	$256	$2,566	$2,822	$69	$550	$619
Provision for credit losses	339	9,140	9,479	253	1,814	2,067
Charge-offs(1)(2)	(351)	(1,672)	(2,023)	(258)	(3)	(261)
Recoveries(1)	215	333	548	161	—	161
Transfers, net(3)	—	(606)	(606)	—	(274)	(274)

Ending balance	$459	$9,761	$10,220	$225	$2,087	$2,312

(1)	Charge-offs related to retained mortgages represent the amount of the unpaid principal balance of a loan that has been discharged using the reserve balance to remove the loan from our retained portfolio at the time of resolution. Charge-offs exclude $81 million and $41 million for the three months ended September 30, 2008 and 2007, respectively, and $332 million and $82 million for the nine months ended September 30, 2008 and 2007, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of income. Recoveries of charge-offs primarily result from foreclosure alternatives and Real Estate Owned, or REO, acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(2)	Effective December 2007, we no longer automatically purchase loans from PC pools once they become 120 days delinquent, but rather, we purchase and effectively liquidate the loans from PCs when: (a) the loans are modified; (b) foreclosure sales occur; (c) the loans have been delinquent for 24 months; or (d) the loans have been 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the nonperforming mortgage in our retained portfolio. Consequently, the increase in charge-offs in PCs and Structured Securities during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, respectively, is due to this operational change under which loans proceed to a loss event (upon a foreclosure sale) while in a PC pool.
(3)	Consist primarily of: (a) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with non-performing loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase and (b) amounts attributable to uncollectible interest on PCs and Structured Securities in our retained portfolio.

Impaired Loans

Single-family impaired loans include performing and non-performing loan modifications, as well as delinquent or modified loans that were purchased from mortgage pools underlying our PCs and Structured Securities and long-term standby agreements. Multifamily impaired loans include loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings), certain loans with observable collateral deficiencies, and loans impaired based on management’s judgments concerning other known facts and circumstances associated with those loans. Recorded investment on impaired loans includes the unpaid principal balance plus amortized basis adjustments, which are modifications to the loans’ carrying values.

Single-family mortgage loans are aggregated based on similar risk characteristics and measured for impairment using the present value of the future expected cash flows. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral as the repayment of these loans is generally provided from the cash flows of the underlying collateral. Total loan loss reserves, as presented in “Table 5.2 — Detail of Loan Loss Reserves,” consists of a specific valuation allowance related to impaired mortgage loans, which is presented in Table 5.3, and an additional reserve for other probable incurred losses, which totaled $10.1 billion and $2.8 billion at September 30, 2008 and December 31, 2007, respectively. Our recorded investment in impaired mortgage loans and the related valuation allowance are summarized in Table 5.3. The specific allowance presented in Table 5.3 is determined using estimates of the fair value of the underlying collateral and insurance or other recoveries, less estimated selling costs.

130	Freddie Mac

Table 5.3 — Impaired Loans

	September 30, 2008			December 31, 2007
	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related valuation allowance	$943	$(83)	$860	$155	$(13)	$142
No related valuation allowance(1)	7,439	—	7,439	8,579	—	8,579

Total	$8,382	$(83)	$8,299	$8,734	$(13)	$8,721

(1)	Primarily represent performing single-family troubled debt restructuring loans and those delinquent loans purchased out of PC pools that have not been impaired subsequent to acquisition.

The average investment in impaired loans was $8.1 billion and $7.5 billion for the nine months ended September 30, 2008 and for the year ended December 31, 2007, respectively.

Interest income foregone on impaired loans was approximately $58 million and $74 million for the nine months ended September 30, 2008 and 2007, respectively.

Loans Acquired under Financial Guarantees

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our guarantees under certain circumstances to resolve an existing or impending delinquency or default. Prior to December 2007, our practice was to automatically purchase the mortgage loans when the loans were significantly past due, generally after 120 days of delinquency. Effective December 2007, our practice is to purchase and effectively liquidate the loans from pools when: (a) the loans are modified; (b) foreclosure sales occur; (c) the loans have been delinquent for 24 months; or (d) the loans have been 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the nonperforming mortgage in our retained portfolio. Loans purchased from PC pools that underlie our guarantees or that are covered by our standby commitments are recorded at the lesser of their initial investment or the loans’ fair value. Our estimate of the fair value of delinquent loans purchased from pools is determined by obtaining indicative market prices from large, experienced dealers and using an average of these market prices to estimate the initial fair value. We recognize losses on loans purchased in our consolidated statements of income when, upon purchase, the fair value is less than the acquisition cost of the loan. At September 30, 2008 and 2007, the unpaid principal balances of mortgage loans in our retained portfolio acquired under financial guarantees were $6.7 billion and $6.1 billion, respectively, while the carrying amounts of these loans were $5.1 billion and $4.9 billion, respectively.

We account for loans acquired in accordance with SOP 03-3 if, at acquisition, the loans have credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrowers without significant delay. We concluded that all loans acquired under financial guarantees during all periods presented met this criterion. Table 5.4 provides details on impaired loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 5.4 — Loans Acquired Under Financial Guarantees

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Contractual principal and interest payments at acquisition	$1,491	$2,883	$2,875	$6,900
Non-accretable difference	(109)	(166)	(180)	(312)

Cash flows expected to be collected at acquisition	1,382	2,717	2,695	6,588
Accretable balance	(519)	(896)	(931)	(1,717)

Initial investment in acquired loans at acquisition	$863	$1,821	$1,764	$4,871

The excess of contractual principal and interest over the undiscounted amount of cash flows we expect to collect represents a non-accretable difference that is neither accreted to interest income nor displayed on the consolidated balance sheets. The amount that may be accreted into interest income on such loans is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows from the loan over our initial investment in the loan. We consider estimated prepayments when calculating the accretable balance and the non-accretable difference. While these loans are seriously delinquent, no amounts are accreted to interest income. Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized an increase in provision for credit losses related to these loans of $50 million and $11 million for the three months ended September 30, 2008 and 2007, respectively, and $55 million and $13 million for the nine months ended September 30, 2008 and 2007, respectively.

131	Freddie Mac

Table 5.5 provides changes in the accretable balance of loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 5.5 — Changes in Accretable Balance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)

Beginning balance	$2,211	$1,124	$2,407	$510
Additions from new acquisitions	519	896	931	1,717
Accretion during the period	(91)	(59)	(259)	(124)
Reductions(1)	(85)	(125)	(430)	(233)
Change in estimated cash flows(2)	(1)	30	105	67
Reclassifications (to) or from nonaccretable difference(3)	(267)	(76)	(468)	(147)

Ending balance	$2,286	$1,790	$2,286	$1,790

(1)	Represent the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to troubled debt restructurings or changes in the prepayment assumptions of the related loans.
(3)	Represent the change in expected cash flows due to changes in credit quality or credit assumptions.

Delinquency Rates

Table 5.6 summarizes the delinquency performance for our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities backed by Ginnie Mae Certificates.

Table 5.6 — Delinquency Performance

	September 30, 2008	December 31, 2007

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	0.87%	0.45%
Total number of delinquent loans	88,786	44,948
Credit-enhanced portfolio(2)
Delinquency rate	2.75%	1.62%
Total number of delinquent loans	62,729	34,621
Total portfolio(2)
Delinquency rate	1.22%	0.65%
Total number of delinquent loans	151,515	79,569
Structured Transactions(3):
Delinquency rate	6.28%	9.86%
Total number of delinquent loans	16,292	14,122
Total single-family:
Delinquency rate	1.32%	0.76%
Total number of delinquent loans	167,807	93,691
Multifamily:
Total portfolio
Delinquency rate(4)	0.04%	0.01%
Net carrying value of delinquent loans (in millions)	$30	$10

(1)	Based on the number of mortgages 90 days or more delinquent as well as those in the process of foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excluding Structured Transactions.
(3)	Structured Transactions generally have underlying mortgage loans with a variety of risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on net carrying value of mortgages 90 days or more delinquent rather than on a unit basis and includes multifamily Structured Transactions, which were approximately 1% of our total multifamily portfolio at both September 30, 2008 and December 31, 2007, respectively. Prior period delinquency rate has been revised to conform to the current period presentation.

132	Freddie Mac

NOTE 6: REAL ESTATE OWNED

For periods presented below, the weighted average holding period for our disposed properties was less than one year. Table 6.1 provides a summary of our REO activity.

Table 6.1 — REO

	Three Months Ended September 30,
	2008			2007
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$3,213	$(633)	$2,580	$1,180	$(160)	$1,020
Additions	2,235	(137)	2,098	775	(46)	729
Dispositions and write-downs	(1,365)	(89)	(1,454)	(423)	(5)	(428)

Ending balance	$4,083	$(859)	$3,224	$1,532	$(211)	$1,321

	Nine Months Ended September 30,
	2008			2007
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$2,067	$(331)	$1,736	$871	$(128)	$743
Additions	5,375	(327)	5,048	1,841	(110)	1,731
Dispositions and write-downs	(3,359)	(201)	(3,560)	(1,180)	27	(1,153)

Ending balance	$4,083	$(859)	$3,224	$1,532	$(211)	$1,321

We recognized losses of $191 million and $30 million for the three months ended September 30, 2008 and 2007, respectively, and $483 million and $63 million for the nine months ended September 30, 2008 and 2007, respectively, on single-family REO dispositions, which are included in REO operations expense. The number of single-family property additions to our REO inventory increased by 169% and 146% for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007. Increases in our single-family REO acquisitions have been most significant in the North Central, West and Southeast regions. The West region represents approximately 30% of the new acquisitions during the nine months ended September 30, 2008, based on the number of units, and the highest concentration in the West region is in the state of California. At September 30, 2008, our REO inventory in California represented approximately 30% of our total REO inventory. We increased our valuation allowance for single-family REO by $172 million and $404 million for the three and nine months ended September 30, 2008, to account for declines in home prices during these periods.

NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS

The Purchase Agreement provides that, without the prior consent of Treasury, we may not increase our indebtedness (as defined in the Purchase Agreement) to more than 110% of our total indebtedness at June 30, 2008 nor may we become liable for any subordinated indebtedness.

The Purchase Agreement defines indebtedness as follows:

(a)	all obligations for money borrowed;

(b)	all obligations evidenced by bonds, debentures, notes or similar instruments;

(c)	all obligations under conditional sale or other title retention agreements relating to property or assets purchased;

(d)	all obligations issued or assumed as the deferred purchase price of property or services, other than trade accounts payable;

(e)	all capital lease obligations;

(f)	obligations, whether contingent or liquidated, in respect of letters of credit (including standby and commercial), bankers’ acceptances and similar instruments; and

(g)	any obligation, contingent or otherwise, guaranteeing or having the economic effect of guaranteeing any indebtedness of the types set forth in items (a) through (f) payable by us other than mortgage guarantee obligations.

Based on our interpretation of this definition, we estimate that the balance of our indebtedness at September 30, 2008 did not exceed 110% of the balance of indebtedness at June 30, 2008.

133	Freddie Mac

Debt securities are classified as either short-term or long-term debt based on their remaining contractual maturity. Table 7.1 summarizes the balances and effective rates for debt securities and subordinated borrowings.

Table 7.1 — Total Debt Securities

	September 30, 2008			December 31, 2007
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)
	(dollars in millions)

Short-term debt:
Reference Bills® securities and discount notes	$210,705	$209,604	2.49%	$198,323	$196,426	4.52%
Medium-term notes	12,025	12,025	2.51	1,175	1,175	4.36
Securities sold under agreements to repurchase and federal funds purchased	1,500	1,500	2.50	—	—	—

Short-term debt securities	224,230	223,129	2.49	199,498	197,601	4.52
Current portion of long-term debt	96,542	96,512	4.36	98,432	98,320	4.44

Short-term debt	320,772	319,641	3.06	297,930	295,921	4.49
Long-term debt:
Senior debt(3)	489,384	459,808	4.67	478,547	438,147	5.24
Subordinated debt(4)	4,784	4,501	5.58	4,784	4,489	5.84

Long-term debt	494,168	464,309	4.68	483,331	442,636	5.25

Total debt securities	$814,940	$783,950		$781,261	$738,557

(1)	Represents par value, net of associated discounts, premiums and hedging-related basis adjustments, with $2.0 billion of current portion of long-term debt and $11.8 billion of long-term debt, that represents the fair value of foreign-currency denominated debt in accordance with SFAS 159 at September 30, 2008.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs. 2008 also includes the amortization of hedging-related basis adjustments.
(3)	Balance, net for senior debt includes callable debt of $210.1 billion and $202.0 billion at September 30, 2008 and December 31, 2007, respectively.
(4)	Balance, net for subordinated debt includes callable debt of $— at both September 30, 2008 and December 31, 2007.

For the three and nine months ended September 30, 2008, we recognized fair value gains (losses) of $1.5 billion and $684 million on our foreign-currency denominated debt, respectively, of which $1.7 billion and $539 million are gains (losses) related to our net foreign-currency translation, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information regarding our adoption of SFAS 159.

Lines of Credit

We periodically use intraday lines of credit with third parties to provide additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve Board’s revised payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs, including us. At September 30, 2008 and December 31, 2007, we had two secured, uncommitted lines of credit totaling $17 billion, respectively. No amounts were drawn on these lines of credit at September 30, 2008 and December 31, 2007, respectively. We expect to continue to use these facilities from time to time to satisfy our intraday financing needs; however, since the lines are uncommitted, we may not be able to draw on them if and when needed.

Lending Agreement

On September 18, 2008, we entered into the Lending Agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Lending Agreement require approval from Treasury at the time of request. Treasury is not obligated under the Lending Agreement to make, increase, renew or extend any loan to us. The Lending Agreement does not specify a maximum amount that may be borrowed thereunder, but any loans made to us by Treasury pursuant to the Lending Agreement must be collateralized by Freddie Mac or Fannie Mae mortgage-backed securities. As of September 30, 2008, we held approximately $410 billion of fair value in Freddie Mac and Fannie Mae mortgage-backed securities available to be pledged as collateral. In addition, as of that date, we held another approximately $32 billion in single-family loans in our mortgage portfolio that could be securitized into Freddie Mac mortgage-backed securities and then pledged as collateral under the Lending Agreement. Treasury may assign a reduced value to mortgage-backed securities we provide as collateral under the Lending Agreement, which would reduce the amount we are able to borrow from Treasury under the Lending Agreement. Further, unless amended or waived by Treasury, the amount we may borrow under the Lending Agreement is limited by the restriction under the Purchase Agreement on incurring debt in excess of 110% of our aggregate indebtedness as of June 30, 2008.

The Lending Agreement does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily London Interbank Offered Rate, or LIBOR, fix for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the credit facility will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility

134	Freddie Mac

in significant amounts could have a material adverse impact on our financial results. No amounts were borrowed under this facility as of September 30, 2008.

Subordinated Debt Interest and Principal Payments

In a September 23, 2008 statement concerning the conservatorship, the Director of FHFA stated that we would continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.

NOTE 8: STOCKHOLDERS’ EQUITY (DEFICIT)

Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008. Pursuant to the Purchase Agreement, we agreed to issue to Treasury one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1 billion), and a warrant for the purchase of our common stock. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant.

The senior preferred stock and warrant were sold and issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide up to $100 billion in funds to us under the terms and conditions set forth in the Purchase Agreement. In addition to the issuance of the senior preferred stock and warrant, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury. This quarterly commitment fee will accrue from January 1, 2010. The fee, in an amount to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s funding commitment as then in effect, will be determined on or before December 31, 2009, and will be reset every five years. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP balance sheet for the applicable fiscal quarter (referred to as the deficiency amount), provided that the aggregate amount funded under the Purchase Agreement may not exceed $100 billion. The Purchase Agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the $100 billion maximum amount that may be funded under the agreement), then FHFA, in its capacity as our Conservator, may request that Treasury provide funds to us in such amount. The Purchase Agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the $100 billion maximum amount that may be funded under the agreement). Any amounts that we draw under the Purchase Agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the Purchase Agreement.

Issuance of Senior Preferred Stock

Pursuant to the Purchase Agreement described above, we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms set forth in the Purchase Agreement.

Shares of the senior preferred stock have no par value, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury or waived by Treasury will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock.

Holders of the senior preferred stock are entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. The initial dividend, if declared, will be payable on December 31, 2008 and will be for the period from but not including September 8, 2008 through and including December 31, 2008. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the

135	Freddie Mac

dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless: (1) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and (2) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of (1) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (2) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

Issuance of Common Stock Warrant

Pursuant to the Purchase Agreement described above, on September 7, 2008, we, through FHFA, in its capacity as Conservator, issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms set forth in the Purchase Agreement.

The warrant gives Treasury the right to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise. The warrant may be exercised in whole or in part at any time on or before September 7, 2028, by delivery to us of: (a) a notice of exercise; (b) payment of the exercise price of $0.00001 per share; and (c) the warrant. If the market price of one share of our common stock is greater than the exercise price, then, instead of paying the exercise price, Treasury may elect to receive shares equal to the value of the warrant (or portion thereof being canceled) pursuant to the formula specified in the warrant. Upon exercise of the warrant, Treasury may assign the right to receive the shares of common stock issuable upon exercise to any other person.

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our portfolio of retained mortgages and mortgage-backed securities beginning in 2010;

136	Freddie Mac

•	Incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008;

•	Issue any subordinated debt;

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant, (b) upon arm’s length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

The Purchase Agreement also provides that we may not own mortgage assets in excess of: (a) $850 billion on December 31, 2009; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of our mortgage assets as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We are required under the Purchase Agreement to provide annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to Treasury in accordance with the time periods specified in the SEC’s rules. In addition, our designated representative (which, during the conservatorship, is the Conservator) is required to provide quarterly certifications to Treasury certifying compliance with the covenants contained in the Purchase Agreement and the accuracy of the representations made pursuant to the agreement. We also are obligated to provide prompt notice to Treasury of the occurrence of specified events, such as the filing of a lawsuit that would reasonably be expected to have a material adverse effect.

Warrant Covenants

The warrant we issued to Treasury includes, among others, the following covenants: our SEC filings under the Exchange Act will comply in all material respects as to form with the Exchange Act and the rules and regulations thereunder; we may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights; we may not take any action that will result in an increase in the par value of our common stock; we may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and we must provide Treasury with prior notice of specified actions relating to our common stock, such as setting a record date for a dividend payment granting subscription or purchase rights, authorizing a recapitalization, reclassification, merger or similar transaction, commencing a liquidation of the company or any other action that would trigger an adjustment in the exercise price or number or amount of shares subject to the warrant.

Termination Provisions

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and (3) the funding by Treasury of $100 billion under the Purchase Agreement. In addition, Treasury may terminate its funding commitment and declare the Purchase Agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the Conservator or otherwise curtails the Conservator’s powers. Treasury may not terminate its funding commitment under the agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

Waivers and Amendments

The Purchase Agreement provides that most provisions of the agreement may be waived or amended by mutual written agreement of the parties; however, no waiver or amendment of the agreement is permitted that would decrease Treasury’s aggregate funding commitment or add conditions to Treasury’s funding commitment if the waiver or amendment would adversely affect in any material respect the holders of our debt securities or Freddie Mac mortgage guarantee obligations.

Third-party Enforcement Rights

In the event of our default on payments with respect to our debt securities or Freddie Mac mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Freddie Mac mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to

137	Freddie Mac

us the lesser of: (1) the amount necessary to cure the payment defaults on our debt and Freddie Mac mortgage guarantee obligations; and (2) the lesser of: (a) the deficiency amount; and (b) $100 billion less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.

Dividends Declared During 2008

On March 7, 2008 and June 6, 2008, our board of directors declared a quarterly dividend on our common stock of $0.25 per share and dividends on our preferred stock consistent with the contractual rates and terms shown in “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 8: STOCKHOLDERS’ EQUITY — Table 8.1 — Preferred Stock” in our Registration Statement. No common or preferred stock dividends were declared in the three months ended September 30, 2008, since dividends on our common stock and preferred stock (other than the senior preferred stock) have been eliminated by FHFA.

NOTE 9: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. Concurrent with this announcement, FHFA classified us as undercapitalized as of June 30, 2008 based on discretionary authority provided by statute. FHFA noted that although our capital calculations as of June 30, 2008 reflected that we met the statutory and FHFA-directed requirements for capital, the continued market downturn in July and August of 2008 raised significant questions about the sufficiency of our capital. Factors cited by FHFA leading to the downgrade in our capital classification and the need for conservatorship included (a) our accelerated safety and soundness weaknesses, especially with regard to our credit risk, earnings outlook and capitalization, (b) continued and substantial deterioration in equity, debt and mortgage-related securities market conditions, (c) our current and projected financial performance, (d) our inability to raise capital or issue debt according to normal practices and prices, (e) our critical importance in supporting the U.S. residential mortgage markets and (f) concerns over the proportion of intangible assets as part of our core capital.

FHFA will continue to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements will not be binding during conservatorship. We will continue to provide our regular submissions to FHFA on both minimum and risk-based capital. FHFA will publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not intend to publish our critical capital, risk-based capital or subordinated debt levels during conservatorship. Additionally, FHFA announced it will engage in rule-making to revise our minimum capital and risk-based capital requirements. Table 9.1 summarizes our minimum capital requirements and surpluses, as well as our stockholders’ equity position and net worth.

Table 9.1 — Stockholders’ Equity (Deficit), Net Worth and Capital

	September 30, 2008	December 31, 2007
	(in millions)

GAAP stockholders’ equity (deficit)(1)	$(13,795)	$26,724
GAAP net worth(1)	$(13,700)	$26,900
Core capital(2),(3)	$10,839	$37,867
Minimum capital requirement(2)	27,147	26,473
Minimum capital surplus (deficit)(2)	$(16,308)	$11,394

(1)	Net worth represents the difference between our assets and liabilities under GAAP. Net worth is substantially the same as stockholders’ equity (deficit); however, net worth also includes the minority interests that third parties own in our consolidated subsidiaries, which totaled $95 million at September 30, 2008.
(2)	Core capital and minimum capital figures for September 30, 2008 represent Freddie Mac estimates. FHFA is the authoritative source for our regulatory capital.
(3)	The liquidation preference of the senior preferred stock is not included in core capital as of September 30, 2008 because the senior preferred does not meet the statutory definition of core capital given the cumulative dividends. The $1 billion decrease to additional-paid-in capital to record the initial senior preferred stock issued to Treasury is reflected as a reduction to core capital as of September 30, 2008.

FHFA has directed us to focus our risk and capital management on maintaining a positive balance of GAAP stockholders’ equity while returning to long-term profitability. FHFA is directing us to manage to a positive stockholders’ equity position in order to reduce the likelihood that we will need to make a draw on the Purchase Agreement with Treasury. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets; a higher amount may be drawn if Treasury and Freddie Mac mutually agree that the draw should be increased beyond the level by which liabilities exceed assets under GAAP. The maximum aggregate amount that may be funded under the Purchase Agreement is $100 billion. At September 30, 2008, our liabilities exceeded our assets under GAAP while our stockholders’ equity (deficit) totaled $(13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount of $13.8 billion to Treasury. We expect to receive such funds by November 29, 2008. If the Director of FHFA were to determine in writing that our assets are, and have been for a period of 60 days, less than our obligations to creditors and

138	Freddie Mac

others, FHFA would be required to place us into receivership. If this were to occur, we would be required to obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid a mandatory trigger of receivership under the Reform Act.

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

In the first quarter of 2008, we began designating certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt consistent with our risk management goals. In the periods presented prior to 2008, we only elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities. We expanded this hedge accounting strategy in an effort to reduce volatility in our consolidated statements of income. For a derivative accounted for as a cash flow hedge, changes in fair value were reported in AOCI, net of taxes, on our consolidated balance sheets to the extent the hedge was effective. The ineffective portion of changes in fair value is reported as other income on our consolidated statements of income. However, in conjunction with the conservatorship on September 6, 2008, we determined that we can no longer assert that the associated forecasted issuances of debt are probable of occurring and as a result, we discontinued this hedge accounting strategy. While we can no longer assert that the associated forecasted issuances of debt are probable of occurring, we are also unable to assert that the forecasted issuances of debt are probable of not occurring, therefore the previous deferred amounts related to these hedges remain in our AOCI balance. This amount will be recognized into earnings over the expected time period for which the originally forecasted debt were to impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of income. As a result of this discontinued hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in market value from open cash-flow hedges to closed cash-flow hedges on September 6, 2008.

During the three and nine months ended September 30, 2008, we recognized hedge ineffectiveness gains (losses) related to cash flow hedges of $(20) million and $(16) million, respectively, on our consolidated statements of income. During the three and nine months ended September 30, 2007, we did not recognize any hedge ineffectiveness gains (losses) related to cash flow hedges on our consolidated statements of income. No amounts were excluded from the assessment of hedge effectiveness. We record changes in the fair value of derivatives not in hedge accounting relationships as derivative gains (losses) on our consolidated statements of income. Any associated interest received or paid from derivatives not in hedge accounting relationships is recognized on an accrual basis and also recorded in derivative gains (losses) on our consolidated statements of income. Interest received or paid from derivatives in qualifying cash flow hedges is recognized on an accrual basis and is recorded in net interest income on our consolidated statements of income.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at September 30, 2008 and December 31, 2007 was $5.5 billion and $6.5 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at September 30, 2008 and December 31, 2007 was $615 million and $344 million, respectively.

At September 30, 2008 and December 31, 2007, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable.

As shown in Table 10.1 the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $3.6 billion and $4.3 billion at September 30, 2008 and 2007, respectively, composed mainly of deferred net losses on closed cash flow hedges. Net change in fair value related to cash flow hedging activities, net of tax, represents the net change in the fair value of the derivatives that were designated as cash flow hedges, after the effects of our federal statutory tax rate of 35%, to the extent the hedges were effective. Net reclassifications of losses to earnings, net of tax, represents the AOCI amount, after the effects of our federal statutory tax rate of 35% and our deferred tax asset valuation allowance, that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that

139	Freddie Mac

the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. For additional information on our deferred tax asset valuation allowance see “NOTE 12: INCOME TAXES.”

Over the next 12 months, we estimate that approximately $796 million, net of taxes, of the $3.6 billion of cash flow hedging losses in AOCI, net of taxes, at September 30, 2008 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 25 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at September 30, 2008, will be reclassified to earnings over the next five and ten years, respectively.

Table 10.1 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)

Beginning balance(1)	$(4,059)	$(5,032)
Adjustment to initially apply SFAS 159(2)	4	—
Net change in fair value related to cash flow hedging activities, net of tax(3)	(356)	(18)
Net reclassifications of losses to earnings and other, net of tax(4)	857	742

Ending balance(1)	$(3,554)	$(4,308)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Net of tax benefit of $— for the nine months ended September 30, 2008.
(3)	Net of tax benefit of $190 million and $10 million for the nine months ended September 30, 2008 and 2007, respectively.
(4)	Net of tax benefit of $366 million and $400 million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, also includes $177 million increase due to our deferred tax asset valuation allowance adjustment.

NOTE 11: LEGAL CONTINGENCIES

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller/servicer’s eligibility to sell mortgages to, and/or service mortgages for us. In these cases, the former seller/servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of mortgages. These suits typically involve claims alleging wrongful actions of seller/servicers. Our contracts with our seller/servicers generally provide for indemnification against liability arising from their wrongful actions.

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS 5, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

Putative Securities Class Action Lawsuits.  Reimer vs. Freddie Mac, Syron, Cook, Piszel and McQuade (“Reimer”) and Ohio Public Employees Retirement System vs. Freddie Mac, Syron, et al (“OPERS”). Two virtually identical putative securities class action lawsuits were filed against Freddie Mac and certain of our current and former officers alleging that the defendants violated federal securities laws by making “false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry.” Reimer was filed on November 21, 2007 in the U.S. District Court for the Southern District of New York and OPERS was filed on January 18, 2008 in the U.S. District Court for the Northern District of Ohio. On March 10, 2008, the Court in Reimer granted the plaintiff’s request to voluntarily dismiss the case, and the case was dismissed. In OPERS, on April 10, 2008, the court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed a motion to dismiss plaintiff’s amended complaint, which purportedly asserted claims on behalf of a class of purchasers of Company stock between August 1, 2006 and November 20, 2007. On October 27, 2008, the plaintiff filed a motion for leave to file a second amended complaint, which removes insider-trading allegations against Syron, Piszel, and McQuade, thereby leaving insider-trading allegations against only Cook. The proposed second amended complaint also seeks to extend the damages period, but not the class period, to allow the plaintiff to rely on statements made leading up to and following FHFA’s appointment as Conservator. The plaintiff is seeking unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. At present, it is not possible to predict the probable outcome of the OPERS lawsuit or any potential impact on our business, financial condition, or results of operations.

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook.  Another putative class action lawsuit was filed against Freddie Mac and certain current and former officers on August 15, 2008 in the United States District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Company stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading

140	Freddie Mac

statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. At present, it is not possible to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition, or results of operations.

Shareholder Demand Letters.  In late 2007 and early 2008, the board of directors received three letters from purported shareholders of Freddie Mac, which together contain allegations of corporate mismanagement and breaches of fiduciary duty in connection with the company’s risk management, alleged false and misleading financial disclosures, and the alleged sale of stock based on material non-public information by certain officers and directors. One letter demands that the board commence an independent investigation into the alleged conduct, institute legal proceedings to recover damages from the responsible individuals, and implement corporate governance initiatives to ensure that the alleged problems do not recur. The second letter demands that Freddie Mac commence legal proceedings to recover damages from responsible board members, senior officers, Freddie Mac’s outside auditors, and other parties who allegedly aided or abetted the improper conduct. The third letter demands relief similar to that of the second letter, as well as recovery for unjust enrichment. The board of directors formed a Special Litigation Committee (SLC) to investigate the purported shareholders’ allegations, and the investigation commenced and is pending. Pursuant to the conservatorship, FHFA, as the Conservator, has succeeded to the powers of the board of directors, including the power to conduct investigations such as the one conducted by the SLC of the prior board. FHFA is currently reviewing the status of these cases.

Shareholder Derivative Lawsuits.  A shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on March 10, 2008, in the U.S. District Court for the Southern District of New York against certain current and former officers and directors of Freddie Mac and a number of third parties. An amended complaint was filed on August 21, 2008. The complaint, which was filed by Robert Bassman, an individual who had submitted a shareholder demand letter to the board of directors in late 2007, alleges breach of fiduciary duty, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment in connection with various alleged business and risk management failures. It also alleges “insider selling” and false assurances by the company regarding our financial exposure in the subprime financing market, our risk management and our internal controls. The plaintiff seeks unspecified damages, declaratory relief, an accounting, injunctive relief, disgorgement, punitive damages, attorneys’ fees, interest and costs. On June 16, 2008, we filed a motion to transfer the case to the Eastern District of Virginia, or alternatively to stay the case pending the completion of the investigation of plaintiff’s allegations by the Special Litigation Committee appointed by the board of directors. On August 8, 2008, the plaintiff filed a motion to consolidate the case with the Sadowsky derivative action discussed below, and requested that Robert Bassman be named as the lead plaintiff in the consolidated case. The plaintiff in Sadowsky has opposed this motion. At present, it is not possible to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

A second shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on June 6, 2008, in the U.S. District Court for the Southern District of New York against certain current and former Freddie Mac officers and directors by Esther Sadowsky Testamentary Trust, which had submitted a shareholder demand letter to the board of directors in late 2007. The complaint alleges that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s retained portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief. Among other things, plaintiff also seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On August 8, 2008, the plaintiff in the Bassman derivative action filed a motion to consolidate the Bassman case with this case, which the plaintiff in this case has opposed. At present, it is not possible to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

In addition, on July 24, 2008, The Adams Family Trust and Kevin Tashjian filed a purported derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac, with Freddie Mac named as a nominal defendant in the action. The Adams Family Trust and Kevin Tashjian had previously sent a derivative demand letter to the board of directors on March 26, 2008 requesting that it commence legal proceedings against senior management and certain directors to recover damages for their alleged wrongdoing. Similar to the two other shareholder derivative actions described above, this complaint alleges that the defendants breached their fiduciary duties by failing to implement and/or maintain sufficient risk management and other controls; failing to adequately reserve for uncollectible loans and other risks of loss; and making false and misleading statements regarding the company’s exposure to the sub-prime market, the strength of the company’s risk management and internal controls, and the company’s underwriting standards in response to alleged abuses in the sub-prime industry. The plaintiffs also allege that current and former officers and directors breached their fiduciary duties and unjustly enriched themselves through their sale of stock based on material non-public information. On October 15, 2008, the Court entered an order consolidating the case with the

141	Freddie Mac

Louisiana Municipal Police Employees Retirement System (“LMPERS”) case discussed below. On October 24, 2008, a motion was filed to have LMPERS appointed lead plaintiff. On October 31, 2008, FHFA filed a motion to intervene in its capacity as the Conservator. In that capacity, FHFA also filed a motion to stay all proceedings for a period of 90 days. At present, it is not possible to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

On August 15, 2008, a fourth purported shareholder derivative lawsuit was filed by the Louisiana Municipal Police Employees Retirement System in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac. The plaintiff alleges that the defendants breached their fiduciary duties and violated federal securities laws in connection with the company’s recent losses, including by unjustly enriching themselves with salaries, bonuses, benefits and other compensation, and through their sale of stock based on material non-public information. The plaintiff seeks unspecified damages, constructive trusts on proceeds associated with insider trading and improper payments made to defendants, restitution and disgorgement, an order requiring reform and improvement of corporate governance, costs and attorneys’ fees. On October 15, 2008, the Court entered an order consolidating the Adams Family Trust case with this case. At present, it is not possible to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Antitrust Lawsuits.  Consolidated lawsuits were filed against Fannie Mae and Freddie Mac in the U.S. District Court for the District of Columbia, originally filed on January 10, 2005, alleging that both companies conspired to establish and maintain artificially high management and guarantee fees. The complaint covers the period January 1, 2001 to the present and asserts a variety of claims under federal and state antitrust laws, as well as claims under consumer-protection and similar state laws. The plaintiffs seek injunctive relief, unspecified damages (including treble damages with respect to the antitrust claims and punitive damages with respect to some of the state claims) and other forms of relief. We filed a motion to dismiss the action in October 2005. On October 29, 2008, the Court entered an Order granting in part and denying in part our motion to dismiss. Discovery has not yet commenced in the case, and no trial date has been set. At present, it is not possible for us to predict the probable outcome of the consolidated lawsuit or any potential impact on our business, financial condition or results of operations.

The New York Attorney General’s Investigation.  In connection with the New York Attorney General’s suit filed against eAppraiseIT and its parent corporation, First American, alleging appraisal fraud in connection with loans originated by Washington Mutual, in November 2007, the New York Attorney General demanded that we either retain an independent examiner to investigate our mortgage purchases from Washington Mutual supported by appraisals conducted by eAppraiseIT, or immediately cease and desist from purchasing or securitizing Washington Mutual loans and any loans supported by eAppraiseIT appraisals. We also received a subpoena from the New York Attorney General’s office for information regarding appraisals and property valuations as they relate to our mortgage purchases and securitizations from January 1, 2004 to the present. In March 2008, OFHEO, the New York Attorney General and Freddie Mac reached a settlement in which we agreed to adopt a Home Valuation Protection Code, effective January 1, 2009, to enhance appraiser independence. In addition, we agreed to provide funding for an Independent Valuation Protection Institute. From March 14, 2008 through April 30, 2008, market participants were afforded the opportunity to comment on the implementation and deployment of the Code. We have reviewed and summarized the comments received, which were submitted to and discussed with OFHEO. Under the terms of the agreement, OFHEO (now FHFA), the New York Attorney General and Freddie Mac are reviewing the comments in good faith and will consider any amendments to the Code necessary to avoid any unforeseen consequences. The Director of FHFA has indicated that the January 1, 2009 implementation date will not be effective in light of the ongoing negotiations.

Government Investigations and Inquiries.  On September 26, 2008, Freddie Mac received a federal grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York. The subpoena sought documents relating to accounting, disclosure and corporate governance matters for the period January 1, 2007 to the present. Subsequently, we were informed that the subpoena was withdrawn, and that an investigation is being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia. On September 26, 2008, Freddie Mac received notice from the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission that it is also conducting an inquiry, and directing the company to preserve documents. On October 21, 2008, the SEC issued to the company a request for documents. Freddie Mac will cooperate fully in these matters.

By letter dated October 20, 2008, Freddie Mac received a request from the Committee on Oversight and Government Reform of the House of Representatives for documents to assist the Committee in preparing for a hearing, scheduled for later this year, on “the financial collapse of Freddie Mac and [Fannie Mae], their takeover by the federal government, and their role in the ongoing financial crisis.” Freddie Mac will cooperate fully in this matter.

Indemnification Request.  By letter dated October 17, 2008, Freddie Mac received formal notification of a putative class action securities lawsuit, Mark v. Goldman, Sachs & Co., J.P. Morgan Chase & Co., and Citigroup Global Markets Inc., filed on September 23, 2008, in the U.S. District Court for the Southern District of New York, regarding the

142	Freddie Mac

company’s November 29, 2007 public offering of 8.735% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. The plaintiff filed suit against the underwriters claiming that the Offering Circular was materially false in its failure to disclose and properly warn of Freddie Mac’s exposure to “massive mortgage-related losses”; its underwriting and risk-management deficiencies; its undercapitalization; and its imminent insolvency. The underwriters gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Lehman Bankruptcy.  On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Thereafter, virtually all of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac has numerous relationships with the Lehman Entities and affiliates, which give rise to various claims that Freddie Mac is and will be pursuing against them.

NOTE 12: INCOME TAXES

For the nine months ended September 30, 2008 and 2007, we reported an income tax (expense) benefit of $(6.5) billion and $1.3 billion, respectively, representing effective tax rates of (33)% and 66%, respectively. Our effective tax rate was different from the statutory rate of 35% primarily due to our investments in LIHTC partnerships, interest earned on tax-exempt housing-related securities, and the establishment of a $14.1 billion valuation allowance against a portion of our net deferred tax assets in the three months ended September 30, 2008.

Deferred Tax Asset

Table 12.1 — Deferred Tax Assets

		Adjust for Valuation	Adjusted
	September 30, 2008	Allowance	September 30, 2008	December 31, 2007
	(dollars in millions)

Deferred tax assets:
Deferred fees	$2,279	$(2,279)	$—	$2,210
Basis differences related to derivative instruments	2,422	(2,422)	—	1,586
Credit-related items and reserve for loan losses	4,738	(4,738)	—	1,854
Basis differences related to assets held for investment	4,471	(4,471)	—	838
Unrealized (gains) losses related to available-for-sale debt securities	11,866	—	11,866	3,791
Other items, net	158	(158)	—	25

Total deferred tax asset	$25,934	$(14,068)	$11,866	$10,304

We use the asset and liability method of accounting for income taxes pursuant to SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax asset will be realized and whether a valuation allowance is necessary.

Recent events, including those described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship,” fundamentally affect our control, management and operations and are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. In evaluating our need for a valuation allowance, we considered all of the events and evidence discussed above, in addition to: (1) our three-year cumulative loss position; (2) our carryback and carryforward availability; (3) our difficulty in predicting potential unsettled circumstances; and (4) our intent and ability to hold available-for sale securities.

Based upon a thorough evaluation of all available evidence, we determined that it was more likely than not that a portion of our deferred tax assets would not be realized due to our inability to generate sufficient taxable income. This determination was as a result of the events and developments that occurred during the third quarter of 2008 related to the conservatorship of the company, other recent events in the market, and our difficulty in forecasting future profit levels on a continuing basis. As a result, in the third quarter of 2008, we recorded a $14.1 billion partial valuation allowance against our net deferred tax assets of $25.9 billion. After the valuation allowance, we had a net deferred tax asset of $11.9 billion representing the tax effect of unrealized losses on our available-for-sale debt securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered.

143	Freddie Mac

At September 30, 2008, we are not in a net operating loss carryforward or tax credit carryforward position. However, we expect that our ability to use all of the tax credits generated by existing or future investments in LIHTC partnerships to reduce our federal income tax liability may be limited by the alternative minimum tax in the future.

Unrecognized Tax Benefits

At September 30, 2008, we had total unrecognized tax benefits, exclusive of interest, of $551 million. Included in the $551 million are $2 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The unrecognized tax benefits changed from $637 million at December 31, 2007 to $551 million at September 30, 2008, primarily due to a settlement with the IRS as discussed below. The settlement had a favorable impact on our effective tax rate. The remaining $549 million of unrecognized tax benefits at September 30, 2008 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest, would not affect our effective tax rate.

We continue to recognize interest and penalties, if any, in income tax expense. As of September 30, 2008, we had total accrued interest receivable, net of tax effect, of $159 million. The total accrued interest receivable changed from $55 million at December 31, 2007 to $159 million at September 30, 2008 primarily relating to the settlement with the IRS. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to tax refund claims; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. Of the $159 million of accrued interest receivable as of September 30, 2008, approximately $140 million of accrued interest payable, net of tax effect, is allocable to unrecognized tax benefits. We have no amount accrued for penalties.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for years 1985 to 2007. Tax years 1985 to 1997 are before the U.S. Tax Court. In June 2008, we reached agreement with the IRS on a settlement regarding the tax treatment of the customer relationship intangible asset recognized upon our transition from non-taxable to taxable status in 1985. As a result of this agreement, we re-measured the tax benefit from this uncertain tax position and recognized $171 million of tax and interest in the second quarter of 2008. This settlement, which was approved by the Joint Committee on Taxation of the U.S. Congress, resolves the last matter to be decided by the U.S. Tax Court in the current litigation. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided favorably by the Court in 2005, are subject to appeal.

The IRS has completed its examinations of years 1998 to 2005 and has begun examining years 2006 and 2007. The principal matter in controversy as the result of the 1998 to 2005 examinations involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. We do not anticipate that significant changes in the gross balance of unrecognized tax benefits will occur within the next 12 months that could have a material impact on income tax expense or benefit in the period the issue is resolved.

Effect of Internal Revenue Code Section 382, or Section 382, and IRS Notice 2008-76 on our Tax Positions

Section 382 of the Internal Revenue Code limits tax deductions for net operating losses or net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. Generally, whenever a 5% or greater shareholder increases its stock ownership, which is referred to as a “testing date” under Section 382, a company must look back three years to see if accumulated increases for all 5% or greater shareholders exceed 50 percentage points during this period. It is this “testing date” rule that IRS Notice 2008-76 changes.

Under IRS Notice 2008-76, IRS and Treasury announced that they will issue regulations under Section 382(m) of the Internal Revenue Code that address the application of Section 382 in the case of certain acquisitions made pursuant to the Housing and Economic Recovery Act of 2008. These regulations will prescribe that there will be no testing date for acquisitions of stock or an option to acquire stock as part of a purchase made pursuant to the Housing and Economic Recovery Act of 2008.

Based on this notice and the resulting revised regulations, the grant of the warrant to Treasury for 79.9% of our common stock did not trigger Section 382 loss limitations.

Effect of Internal Revenue Code Section 162(m), or Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for certain non-performance-based compensation payments made to certain executive officers of publicly held corporations. Because our common stock previously was not required to be registered under the Exchange Act, we were not a publicly-held corporation under Section 162(m) and applicable Treasury regulations. The Housing and Economic Recovery Act of 2008 specifically eliminated the Exchange Act registration exemption for our equity securities. Accordingly, our stock is required to be registered under the Exchange Act, and we are therefore subject to Section 162(m). We are analyzing the extent to which any payments made to executive officers in 2008 may be subject to the deduction disallowance provisions of Section 162(m).

144	Freddie Mac

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

Table 13.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three and nine months ended September 30, 2008 and 2007. Net periodic benefit cost is included in salaries and employee benefits in our consolidated statements of income.

Table 13.1 — Net Periodic Benefit Cost Detail

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Pension Benefits

Service cost	$9	$8	$26	$25
Interest cost on benefit obligation	8	8	25	23
Expected (return) loss on plan assets	(10)	(9)	(31)	(28)
Recognized net actuarial (gain) loss	—	1	1	3

Net periodic benefit cost	$7	$8	$21	$23

Postretirement Health Care Benefits

Service cost	$2	$2	$6	$6
Interest cost on benefit obligation	2	2	6	6
Recognized net actuarial loss (gain)	—	1	—	1
Recognized prior service (credit) cost	—	(1)	—	(1)

Net periodic benefit cost	$4	$4	$12	$12

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount at least equal to the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. During the third quarter of 2008, we made a contribution to our Pension Plan of approximately $16.5 million.

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

The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted market prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets; and

Level 3:	Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

145	Freddie Mac

As required by SFAS 157, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 14.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at September 30, 2008.

Table 14.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at September 30, 2008
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Mortgage loans:
Held-for-sale, at fair value	$—	$—	$95	$—	$95
Mortgage-related securities:
Available-for-sale, at fair value	—	349,004	129,409	—	478,413
Trading, at fair value	—	114,427	3,575	—	118,002

Total mortgage-related securities	—	463,431	132,984	—	596,415
Non-mortgage-related securities:
Available-for-sale, at fair value	—	10,407	3	—	10,410
Derivative assets, net	107	18,847	60	(15,974)	3,040
Guarantee asset, at fair value	—	—	9,679	—	9,679

Total assets carried at fair value on a recurring basis	$107	$492,685	$142,821	$(15,974)	$619,639

Liabilities:
Debt securities denominated in foreign currencies	$—	$13,701	$—	$—	$13,701
Derivative liabilities, net	203	12,766	267	(11,877)	1,359

Total liabilities carried at fair value on a recurring basis	$203	$26,467	$267	$(11,877)	$15,060

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral held and net trade/settle payable were $4.9 billion and $6 million, respectively, at September 30, 2008. The net interest receivable of derivative assets and derivative liabilities was $805 million at September 30, 2008, which was mainly related to interest rate swaps that we have entered into.

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

Our Level 3 items mainly represent non-agency residential mortgage-related securities, our guarantee asset and multifamily mortgage loans held-for-sale. During 2008, the market for non-agency securities backed by subprime and Alt-A mortgage loans became significantly less liquid, which resulted in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs. Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of discounts for liquidity applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. See “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” for more information about the valuation of our guarantee asset.

146	Freddie Mac

Table 14.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Level 3 at Fair Value for the Three Months Ended September 30, 2008
	Mortgage Loans:	Mortgage-related securities		Non-mortgage-
	Held-for-sale,	Available-for-sale,	Trading,	related securities:	Guarantee asset,	Net
	at fair value	at fair value	at fair value	Available-for-sale	at fair value(1)	derivatives(2)
	(in millions)

Balance, June 30, 2008	$—	$134,737	$3,809	$4	$11,019	$(207)
Total realized and unrealized gains (losses):
Included in earnings(3)(4)(5)	(7)	(8,855)	(575)	—	(1,290)	(11)
Included in other comprehensive income(3)(4)	—	1,877	—	—	—	3

Total realized and unrealized gains (losses)	(7)	(6,978)	(575)	—	(1,290)	(8)
Purchases, issuances, sales and settlements, net	102	(8,406)	463	(1)	(50)	8
Net transfers in and/or out of Level 3	—	10,056	(122)	—	—	—

Balance, September 30, 2008	$95	$129,409	$3,575	$3	$9,679	$(207)

Unrealized gains (losses) still held(6)	$(7)	$(8,861)	$(555)	$—	$(1,290)	$(85)

	Level 3 at Fair Value for the Nine Months Ended September 30, 2008
	Mortgage Loans:	Mortgage-related securities		Non-mortgage-
	Held-for-sale,	Available-for-sale,	Trading,	related securities:	Guarantee asset,	Net
	at fair value	at fair value	at fair value	Available-for-sale	at fair value(1)	derivatives(2)
	(in millions)

Balance, December 31, 2007	$—	$19,859	$2,710	$—	$9,591	$(216)
Impact of SFAS 159	—	(443)	443	—	—	—

Balance, January 1, 2008	—	19,416	3,153	—	9,591	(216)
Total realized and unrealized gains (losses):
Included in earnings(3)(4)(5)	(7)	(9,689)	(616)	—	(620)	13
Included in other comprehensive income(3)(4)	—	(14,540)	—	—	—	3

Total realized and unrealized gains (losses)	(7)	(24,229)	(616)	—	(620)	16
Purchases, issuances, sales and settlements, net	102	(21,647)	1,123	(2)	708	(7)
Net transfers in and/or out of Level 3	—	155,869	(85)	5	—	—

Balance, September 30, 2008	$95	$129,409	$3,575	$3	$9,679	$(207)

Unrealized gains (losses) still held(6)	$(7)	$(9,759)	$(606)	$—	$(620)	$(68)

(1)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic mark-to-fair value of our guarantee asset.
(2)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(3)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales are recorded in gains (losses) on investment activity on our consolidated statements of income. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in gains (losses) on investment activity on our consolidated statements of income.
(4)	Changes in fair value of derivatives are recorded in derivative gains (losses) for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Registration Statement for additional information.
(5)	Changes in fair value of the guarantee asset are recorded in gains (losses) on guarantee asset on our consolidated statements of income. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Registration Statement for additional information.
(6)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that are still held at September 30, 2008. Included in these amounts are other-than-temporary impairments recorded on available-for-sale securities.

Nonrecurring Fair Value Changes

Certain assets are measured at fair value on our consolidated balance sheets only if certain conditions exist as of the balance sheet date. We consider the fair value measurement related to these assets to be nonrecurring. These assets include single-family held-for-sale mortgage loans, REO net, as well as impaired held-for-investment multifamily mortgage loans. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or the write-down of individual assets to current fair value amounts due to impairments.

147	Freddie Mac

Table 14.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	September 30, 2008
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Total Gains (Losses)(1)
	for Identical	Inputs	Inputs		Three Months Ended	Nine Months Ended
	Assets (Level 1)	(Level 2)	(Level 3)	Total	September 30, 2008	September 30, 2008
	(in millions)

Assets:
Mortgage loans:(2)
Held-for-investment	$—	$—	$54	$54	$(2)	$(4)
Held-for-sale	—	—	2,084	2,084	(16)	(13)
REO, net(3)	—	—	2,092	2,092	(172)	(404)

Total assets carried at fair value on a non-recurring basis	$—	$—	$4,230	$4,230	$(190)	$(421)

(1)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of September 30, 2008.
(2)	Represent carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, which are classified as held-for-investment and have related valuation allowance.
(3)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $2.1 billion, less cost to sell of $165 million (or $1.9 billion) at September 30, 2008.

Fair Value Election

On January 1, 2008, we adopted SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. We elected the fair value option for certain available-for-sale mortgage-related securities, foreign-currency denominated debt and investments in securities classified as available-for-sale securities and identified as in the scope of EITF 99-20. In addition, we elected the fair value option for multifamily held-for-sale mortgage loans in the third quarter of 2008. For additional information regarding the adoption of SFAS 159, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles.”

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

For mortgage-related securities and investments in securities that are selected for the fair value option and classified as trading securities subsequently, the change in fair value for the three and nine months ended September 30, 2008 was recorded in gains (losses) on investment activity in our consolidated statements of income. See “NOTE 4: SECURITIES HELD IN OUR RETAINED PORTFOLIO AND CASH AND INVESTMENTS PORTFOLIO” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of income using effective interest methods. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our Registration Statement for additional information about the measurement and recognition of interest income on investments in securities.

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

148	Freddie Mac

permitted to be recorded in our consolidated statements of income unless we pursued hedge accounting. As a result, our consolidated statements of income reflected only the fair value changes of the derivatives and not the offsetting fair value changes in the debt resulting from changes in interest rates. Therefore, we have elected the fair value option on the debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We currently do not issue foreign-currency denominated debt and use of the fair value option in the future for these types of instruments will be evaluated on a case-by-case basis for any new issuances of this type of debt.

The changes in fair value of foreign-currency denominated debt of $1.5 billion and $684 million for the three and nine months ended September 30, 2008, respectively, were recorded in unrealized gains (losses) on foreign-currency denominated debt recorded at fair value in our consolidated statements of income. The changes in fair value related to fluctuations in exchange rates and interest rates were $1.4 billion and $458 million for the three and nine months ended September 30, 2008, respectively. The remaining changes in the fair value of $150 million and $226 million for the three and nine months ended September 30, 2008, respectively, were attributable to changes in the instrument-specific credit risk.

The changes in fair value attributable to changes in instrument-specific credit risk were determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

The difference between the aggregate fair value and aggregate unpaid principal balance for foreign-currency denominated debt due after one year is $31 million at September 30, 2008. Related interest expense continues to be reported as interest expense in our consolidated statements of income. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our Registration Statement for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Under this program, we acquire loans we intend to sell. While this is consistent with our overall strategy to expand our multifamily loan holdings, it differs from the traditional buy-and-hold strategy that we have used with respect to multifamily loans. These multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell these loans in the future.

We recorded $(7) million from the change in fair value in gains (losses) on investment activity in our consolidated statements of income for both the three and nine months ended September 30, 2008. The fair value changes that were attributable to changes in the instrument-specific credit risk were $(8) million for the three and nine months ended September 30, 2008. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in OAS level.

The difference between the aggregate fair value and the aggregate unpaid principal balance for multifamily held-for-sale loans with fair value option elected was $7 million at September 30, 2008. Related interest income continues to be reported as interest income in our consolidated statements of income. See “ITEM 13: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our Registration Statement for additional information about the measurement and recognition of interest income on our mortgage loans.

Valuation Methods and Assumptions Subject to Fair Value Hierarchy

We categorize assets and liabilities in the scope of SFAS 157 within the fair value hierarchy based on the valuation process used to derive the fair value and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we look to ranges of third party prices, transaction volumes and discussions with pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the fair values are observable in active markets or that the markets are inactive.

We have reviewed FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” for products with inactive markets, and continue to classify these products as Level 3 in the fair-value hierarchy, while still relying on pricing services and dealer quotes. Even though market information is limited due to market inactivity, the sources we use have access to transaction information, bid lists, spread indications, market inquiry information, asset performance, rating agency information and feedback from their clients. We believe leveraging all sources available

149	Freddie Mac

gives us the most access to market information possible, which we then analyze and evaluate, maximizing the quality of information used to determine our fair values.

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

Our Level 3 assets primarily consist of non-agency residential mortgage-related securities, our guarantee asset and multifamily mortgage loans held-for-sale. While the non-agency mortgage-related securities market has become significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency in 2008, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used to value these instruments generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a description of how we determine the fair value of our guarantee asset, see “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS.”

Mortgage Loans, Held-for-Investment

Mortgage loans, held for investment include impaired multifamily mortgage loans, which are not measured at fair value on an ongoing basis but have been written down to fair value due to impairment. We classify these impaired multifamily mortgage loans as Level 3 in the fair value hierarchy as their valuation includes significant unobservable inputs.

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale represent single-family and multifamily mortgage loans held in our retained portfolio. For single-family mortgage loans, we determine the fair value of these mortgage loans to calculate lower-of-cost-or-fair-value adjustments for mortgages classified as held-for-sale for GAAP purposes, therefore they are measured at fair value on a non-recurring basis and subject to classification under the fair value hierarchy. Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Thus, these multifamily mortgage loans are measured at fair value on a recurring basis.

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

The fair value of multifamily mortgage loans is generally based on market prices obtained from third-party pricing service providers for similar mortgages, adjusted for differences in contractual terms. However, given the relative illiquidity in the market place for these loans, and differences in contractual terms, we classified these loans as Level 3 in the fair value hierarchy.

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

150	Freddie Mac

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

Certain available-for-sale non-agency mortgage-related securities whose fair value is determined by reference to prices obtained from broker/dealers or pricing services were changed from a Level 2 classification to a Level 3 classification in the first quarter of 2008. Previously, these valuations relied on observed trades, as evidenced by both activity observed in the market, and similar prices obtained from multiple sources. In late 2007, however, the divergence among prices obtained from these sources increased, and became significant in the first quarter of 2008. This, combined with the observed significant reduction in transaction volumes and widening of credit spreads, led us to conclude that the prices received from pricing services and dealers were reflective of significant unobservable inputs. While we believe these prices to be the best available under the fair value hierarchy, the classification was changed to Level 3 and remains as such at September 30, 2008 as these conditions continue to persist.

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

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Our fair value of derivatives is not adjusted for expected credit losses because we obtain collateral from most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above.

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

151	Freddie Mac

REO, Net

For GAAP purposes, REO is subsequently carried at the lower of its carrying amount or fair value less cost to sell. The subsequent fair value less cost to sell is an estimated value based on relevant historical factors, which are considered to be unobservable inputs. As a result REO is classified as Level 3 under the fair value hierarchy.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 14.4 present our estimates of the fair value of our recorded financial assets and liabilities and off-balance sheet financial instruments at September 30, 2008 and December 31, 2007. Our consolidated fair value balance sheets include the estimated fair values of financial instruments recorded on our consolidated balance sheets prepared in accordance with GAAP, as well as off-balance sheet financial instruments that represent our assets or liabilities that are not recorded on our GAAP consolidated balance sheets. These off-balance sheet items predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of FIN 45, (b) certain commitments to purchase mortgage loans and (c) certain credit enhancements on manufactured housing asset-backed securities. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and real estate owned, which are included in other assets) at their carrying value in accordance with GAAP. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with GAAP fair value guidelines prescribed by SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and other relevant pronouncements.

During the nine months ended September 30, 2008, our fair value results were impacted by several changes in our approach for estimating the fair value of certain financial instruments, primarily related to our valuation of our guarantee obligation as a result of the adoption of SFAS 157 on January 1, 2008 and other improvements to our methodology during the first, second and third quarters of 2008. During the third quarter of 2008, we made adjustments to our guarantee obligation model, including increases to our observed delinquency trends. These changes resulted in net after-tax changes in the fair value of total net assets of approximately $4.6 billion, $(1.2) billion and $(1.4) billion at March 31, 2008, June 30, 2008 and September 30, 2008, respectively. For a further discussion of our adoption of SFAS 157 and information concerning our valuation approach related to our guarantee obligation, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” and “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Guarantee Obligation.”

152	Freddie Mac

Table 14.4 — Consolidated Fair Value Balance Sheets(1)

	September 30, 2008		December 31, 2007
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Mortgage loans	$98.2	$92.4	$80.0	$76.8
Mortgage-related securities	596.4	596.4	629.8	629.8

Retained portfolio	694.6	688.8	709.8	706.6
Cash and cash equivalents	50.2	50.2	8.6	8.6
Non-mortgage-related securities	10.4	10.4	35.1	35.1
Securities purchased under agreements to resell and federal funds sold	8.0	8.0	6.6	6.6
Derivative assets, net	3.0	3.0	0.8	0.8
Guarantee asset(3)	9.7	10.4	9.6	10.4
Other assets	28.5	29.2	23.9	31.8

Total assets	$804.4	$800.0	$794.4	$799.9

Liabilities and minority interests
Total debt securities, net	$783.9	$789.7	$738.6	$749.3
Guarantee obligation	13.9	42.8	13.7	26.2
Derivative liabilities, net	1.4	1.4	0.6	0.6
Reserve for guarantee losses on PCs	9.8	—	2.6	—
Other liabilities	9.1	8.5	12.0	11.0
Minority interests in consolidated subsidiaries	0.1	—	0.2	0.2

Total liabilities and minority interests	818.2	842.4	767.7	787.3

Net assets attributable to stockholders
Senior preferred stockholders	1.0	1.0	—	—
Preferred stockholders	14.1	0.7	14.1	12.3
Common stockholders	(28.9)	(44.1)	12.6	0.3

Total net assets	(13.8)	(42.4)	26.7	12.6

Total liabilities, minority interests and net assets	$804.4	$800.0	$794.4	$799.9

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.
(3)	The fair value of our guarantee asset reported exceeds the carrying value primarily because the fair value includes our guarantee asset related to PCs that were issued prior to the implementation of FIN 45 in 2003 and thus are not recognized on our GAAP consolidated balance sheets.

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

Mortgage Loans

Mortgage loans represent single-family and multifamily mortgage loans held in our retained portfolio. For GAAP purposes, we must determine the fair value of these mortgage loans to calculate lower-of-cost-or-fair-value adjustments for single-family mortgages classified as held-for-sale. For fair value balance sheet purposes, we use a similar approach when determining the fair value of mortgage loans, including those held-for-investment. The fair value of multifamily mortgage loans is generally based on market prices obtained from reliable third-party pricing service providers for similar mortgages, adjusted for differences in contractual terms.

153	Freddie Mac

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

We adjust the GAAP-basis deferred taxes reflected on our consolidated fair value balance sheets to include estimated income taxes on the difference between our consolidated fair value balance sheets net assets attributable to common stockholders, including deferred taxes from our GAAP consolidated balance sheets, and our GAAP consolidated balance sheets equity attributable to common stockholders. To the extent the adjusted deferred taxes are a net asset, this amount is included in other assets. In addition, if our deferred tax asset on our consolidated fair value balance sheet, calculated as described above, exceeds our deferred tax asset on our GAAP consolidated balance sheet that has been reduced by a valuation allowance, our deferred tax asset on our consolidated fair value balance sheet is limited to the amount of our deferred tax asset on our GAAP consolidated balance sheet. If the adjusted deferred taxes are a net liability, this amount is included in other liabilities.

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

154	Freddie Mac

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

Net Assets Attributable to Senior Preferred Stockholders

The fair value of our senior preferred stock, issued in connection with the Purchase Agreement, is at liquidation preference, which is our best estimate of fair value.

Net Assets Attributable to Preferred Stockholders

To determine the preferred stock fair value, we use a market-based approach incorporating quoted dealer prices.

Net Assets Attributable to Common Stockholders

Net assets attributable to common stockholders is equal to the difference between the fair value of total assets and the sum of total liabilities and minority interests reported on our consolidated fair value balance sheets, less the fair value of net assets attributable to senior preferred stockholders and preferred stockholders.

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities. Table 15.1 summarizes the geographical concentration of mortgages and mortgage-related securities that we held in our retained portfolio or that underlie our guaranteed PCs and Structured Securities, held by third parties, excluding:

•	$1.1 billion and $1.3 billion of mortgage-related securities issued by Ginnie Mae that back Structured Securities at September 30, 2008 and December 31, 2007, respectively, because these securities do not expose us to meaningful amounts of credit risk;

155	Freddie Mac

•	$57.1 billion and $47.8 billion of agency mortgage-related securities at September 30, 2008 and December 31, 2007, respectively, because these securities do not expose us to meaningful amounts of credit risk; and

•	$204.5 billion and $233.8 billion of non-agency mortgage-related securities held in our retained portfolio at September 30, 2008 and December 31, 2007, respectively, because geographic information regarding these securities is not available. With respect to these securities, we look to third-party credit enhancements (e.g., bond insurance) or other credit enhancements resulting from the securitization structure supporting such securities (e.g., subordination levels) as a primary means of managing credit risk.

See “NOTE 4: SECURITIES HELD IN OUR RETAINED PORTFOLIO AND CASH AND INVESTMENTS PORTFOLIO” for more information about the securities we hold.

Table 15.1 — Concentration of Credit Risk(1)

	September 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
	(dollars in millions)
By Region(2)

West	$500,975	26%	$455,051	25%
Northeast	471,988	24	443,813	24
North Central	359,517	19	353,522	19
Southeast	354,456	18	335,386	19
Southwest	246,682	13	231,951	13

	$1,933,618	100%	$1,819,723	100%

By State

California	$271,315	14%	$243,225	13%
Florida	129,975	7	124,092	7
Texas	98,112	5	91,130	5
New York	96,960	5	90,686	5
Illinois	96,733	5	91,835	5
All others	1,240,523	64	1,178,755	65

	$1,933,618	100%	$1,819,723	100%

(1)	Based on unpaid principal balances.
(2)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Higher-Risk Mortgage Loans

There are residential loan products originated in recent years that are designed to offer borrowers greater choices in their payment terms. For example, interest-only mortgages allow the borrower to pay only interest for a fixed period of time before the loan begins to amortize. Option ARM loans permit a variety of repayment options, which include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. At both September 30, 2008 and December 31, 2007, interest-only and option ARM loans collectively represented approximately 10% of loans underlying our single-family issued guaranteed PCs and Structured Securities.

In addition to these products, there are also types of residential mortgage loans originated in the market with lower or alternative documentation requirements than full documentation mortgage loans. These reduced documentation mortgages have been categorized in the mortgage industry as Alt-A loans. We have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements that indicate that the loans should be classified as Alt-A. At September 30, 2008 and December 31, 2007, approximately 10% and 11% of our single-family PCs and Structured Securities were backed by Alt-A mortgage loans, respectively.

Mortgage Lenders, or Seller/Servicers

A significant portion of our single-family mortgage purchase volume is generated from several key mortgage lenders with whom we have entered into business arrangements. These arrangements generally involve a lender’s commitment to sell a significant proportion of its conforming mortgage origination volume to us. We are exposed to institutional credit risk arising from the insolvency or non-performance by our seller/servicers, including non-performance of their repurchase obligations arising from the representations and warranties made to us for loans that they underwrote and sold to us. Our seller/servicers also have a significant role in servicing single-family loans in our retained portfolio and those underlying our PCs, which includes having an active role in our loss mitigation efforts. During the nine months ended September 30, 2008, three mortgage lenders, Bank of America, N.A. (including Countrywide Home Loans, Inc. which it purchased on July 1, 2008), Wells Fargo Bank, N.A. (including Wachovia Corporation, the parent of our customers Wachovia Bank, N.A. and Wachovia Mortgage, FSB which Wells Fargo purchased in September 2008) and JPMorgan Chase and its subsidiary Chase

156	Freddie Mac

Home Finance LLC, our customer, (including Washington Mutual Bank which was acquired by JPMorgan Chase in September 2008), each accounted for 10% or more of our mortgage purchase volume, and collectively accounted for approximately 61% of our total single-family mortgage purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the single-family market. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders. We also have exposure to seller/servicers to the extent we fail to realize the anticipated benefits of our loss mitigation plans, or that we experience a lower realized rate of seller/servicer repurchases. Either of these conditions could lead to default rates that exceed our current estimates and could cause our losses to be significantly higher than those estimated within our loan loss reserves.

Due to the current challenging market conditions, the financial condition and performance of many of our seller/servicers has deteriorated. Many of these seller/servicers have experienced multiple ratings downgrades and liquidity constraints. In July 2008, one of these seller/servicers, IndyMac Bank, FSB, or IndyMac, was closed by the Office of Thrift Supervision, with the Federal Deposit Insurance Corporation, or FDIC, named as receiver. The FDIC then rechartered IndyMac and is currently operating it as a conservator. IndyMac’s lending division accounted for 0.4% of our mortgage purchase volume in 2008. In September 2008, Washington Mutual Bank, which accounted for 7% of our single-family mortgage purchase volume during the nine months ended September 30, 2008, was closed by the Office of Thrift Supervision and the FDIC was named receiver and all of its deposits, assets and certain liabilities of its banking operations were acquired by JPMorgan Chase Bank, NA. JPMorgan Chase has asserted that, as successor servicer of mortgages for us and formerly serviced by Washington Mutual, JPMorgan Chase will not be responsible for Washington Mutual’s existing and future obligations to repurchase mortgages sold to us by Washington Mutual and later found to be inconsistent with representations and warranties made at the time of sale. We have informed JPMorgan Chase that we are unwilling to consent to it being successor servicer unless it assumes the Washington Mutual repurchase obligations. Chase Home Finance LLC, a subsidiary of JPMorgan Chase, is also a significant seller/servicer and provided 9% of our single-family mortgage purchase volume during the nine months ended September 30, 2008. In addition, Wachovia Corporation, the parent of our customers Wachovia Bank, N.A. and Wachovia Mortgage, FSB, which together accounted for 2% of our single-family mortgage purchase volume during the nine months ended September 30, 2008, agreed to be acquired by Wells Fargo & Company in September 2008. Wells Fargo Bank N.A., a subsidiary of Wells Fargo & Company, is also a significant seller/servicer and provided 20% of our single-family mortgage purchase volume during the nine months ended September 30, 2008. We are monitoring these developments and are working to ensure that our servicing arrangements, in accordance with their terms, will not be affected, although there are unresolved issues relating to some servicing arrangements. Similarly, in cases where we have long-term mortgage purchase commitment contracts in place with both of the merged parties, the agreements continue until their stated expiration date.

During the nine months ended September 30, 2008, our top four multifamily lenders each accounted for more than 9% of our mortgage purchase volume, and represented approximately 45% of our multifamily purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the multifamily markets. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

In addition, we are exposed to risk from our mortgage seller/services for credit losses realized on mortgages. In order to manage this risk, we rely on primary mortgage insurance, our right to demand repurchase of mortgages that are inconsistent with representations and warranties made by seller/servicers when we purchased the loans, and, to a lesser extent, recourse agreements (under which we may require a lender to repurchase delinquent loans) and indemnification agreements (under which we may require a lender to reimburse us for credit losses on mortgages), as well as pool insurance.

Mortgage and Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. At September 30, 2008, these insurers provided coverage, with maximum loss limits of $66 billion, for $345 billion of unpaid principal balances in connection with our single-family mortgage portfolio, excluding those backing Structured Transactions. Excluding bond insurers, which provide loss insurance for our non-agency mortgage-related securities portfolio, our top five mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc. (or Radian), Genworth Mortgage Insurance Corporation, PMI Mortgage Insurance Co. (or PMI), and United Guaranty Residential Insurance Co. (or UGRI), each accounted for more than 9% of our maximum exposure to mortgage insurers at September 30, 2008. Recently, many mortgage insurers have had financial difficulty and have received several downgrades in their credit rating by nationally recognized statistical rating organizations. Triad Guaranty Insurance Corporation (or Triad), one of our mortgage insurance counterparties, announced that it ceased issuing new insurance effective July 15, 2008. In accordance with our insurer eligibility requirements, we suspended Triad as a Freddie Mac-approved insurer and informed our customers that mortgages with commitments of insurance from Triad dated after July 14, 2008 are not eligible for sale to us. Several of our mortgage insurance counterparties, including MGIC, Radian,

157	Freddie Mac

UGRI and PMI, were also downgraded below the AA rating category. To date, no mortgage insurer has failed to meet its obligations to us.

We also obtain bond insurance as an additional credit enhancement with either primary or secondary policies to cover non-agency securities held in either our retained or non-mortgage investment portfolio. At September 30, 2008, we had coverage, including secondary policies on securities, totaling $18 billion of unpaid principal balance. At September 30, 2008, the top four of our bond insurers, Ambac Assurance Corporation, Financial Guaranty Insurance Company, Financial Security Assurance Inc., and MBIA Insurance Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 91% of our total coverage. Three of our bond insurers have had their credit rating downgraded below investment grade by at least one major rating agency.

Based upon currently available information, we expect that most of our mortgage and bond insurance counterparties possess adequate financial strength and capital to meet their obligations to us for the near term. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans in our retained portfolio as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. We recognized significant impairment losses on certain of these securities covered by bond insurance during the second and third quarters of 2008. If a monoline bond insurer fails to meet its obligations on securities in our retained portfolio, then the fair values of our securities would further decline and result in additional financial losses to us, which could have a material adverse effect on our earnings, financial condition and capital position. To date, none of our bond insurers has failed to meet its obligations concerning any of our non-agency securities.

Derivative Portfolio

On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or events affecting an individual counterparty occur. Six of our derivative counterparties each accounted for greater than 10% and collectively accounted for 85% of our net uncollateralized exposure, excluding commitments, at September 30, 2008. These counterparties included The Royal Bank of Scotland, Bank of America, N.A., Barclays Bank PLC, Citibank N.A., JP Morgan Chase Bank and UBS AG, all rated AA, except The Royal Bank of Scotland and UBS AG, which were rated AA− at November 10, 2008.

An entity affiliated with Lehman was our counterparty in certain swap transactions. We terminated the transactions and requested payment of the settlement amount, which the entity failed to pay. We then exercised our right to seize collateral previously posted by the entity in connection with the transactions. The collateral was insufficient to cover the settlement amount, leaving a shortfall of approximately $30 million, plus interest. During the third quarter of 2008, we recorded a $27 million reduction to our derivative assets which represents an estimate of the probable loss on this transaction.

Other Risks

As part of our role as trust administrator for the trusts associated with our PCs and Structured Securities, we periodically make short-term investments using funds of the trusts. The amount we invest each month varies with the size of interest and principal repayments on the related mortgage loans underlying these securities. Our exposure to the trust and its institutional counterparties for any investment losses is for the full amount of these investments for the trust. We have also provided liquidity guarantees to third-parties associated with our issuance of multifamily housing revenue bonds for which we have off-balance sheet exposure to credit risk. See “NOTE 2 — FINANCIAL GUARANTEES AND SECURITIZED INTEREST IN MORTGAGE RELATED ASSETS” for more information about our exposures from these activities.

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

158	Freddie Mac

with remediating our internal controls and near-term restructuring costs, costs related to the resolution of certain legal matters and certain income tax items. We evaluate our performance and allocate resources based on Segment Earnings, which we describe and present in this note, subject to the conduct of our business under the direction of the Conservator. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship” for further information about the conservatorship. We do not consider our assets by segment when making these evaluations or allocations.

Investments Segment

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

Single-Family Guarantee Segment

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

Multifamily Segment

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

Segment Earnings

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings differs significantly from and should not be used as a substitute for GAAP net income (loss) before cumulative effect of change in accounting principle or net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, our regulatory capital measures are based on our GAAP results, as is the need to obtain funding under the Purchase Agreement. Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair-value items, which depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and have in recent periods caused us to record significant GAAP net losses. GAAP net losses will adversely impact our GAAP stockholders’ equity (deficit), as well as our need for funding under the Purchase Agreement, regardless of results reflected in Segment Earnings. Also, our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that the presentation of Segment Earnings highlights the results from ongoing operations and the underlying results of the segments in a manner that is useful to the way we manage and evaluate the performance of our business.

159	Freddie Mac

Segment Earnings present our results on an accrual basis as the cash flows from our segments are earned over time. The objective of Segment Earnings is to present our results in a manner more consistent with our business models. The business model for our investment activity is one where we generally buy and hold our investments in mortgage-related assets for the long term, fund our investments with debt and use derivatives to minimize interest rate risk, thus generating net interest income in line with our return on equity objectives. We believe it is meaningful to measure the performance of our investment business using long-term returns, not short-term value. The business model for our credit guarantee activity is one where we are a long-term guarantor in the conforming mortgage markets, manage credit risk and generate guarantee and credit fees, net of incurred credit losses. As a result of these business models, we believe that this accrual-based metric is a meaningful way to present our results as actual cash flows are realized, net of credit losses and impairments. We believe Segment Earnings provides us with a view of our financial results that is more consistent with our business objectives and helps us better evaluate the performance of our business, both from period-to-period and over the longer term.

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

•	Derivative and foreign-currency denominated debt-related adjustments:

•	Fair value adjustments on derivative positions, recorded pursuant to GAAP, are not recognized in Segment Earnings as these positions economically hedge the volatility in fair value of our investment activities and debt financing that are not recognized in GAAP earnings.

•	Payments or receipts to terminate derivative positions are amortized prospectively into Segment Earnings on a straight-line basis over the associated term of the derivative instrument.

•	The accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships is reclassified from derivative gains (losses) into net interest income for Segment Earnings as the interest component of the derivative is used to economically hedge the interest associated with the debt.

•	Payments of up-front premiums (e.g., payments made to third parties related to purchased swaptions) are amortized prospectively on a straight-line basis into Segment Earnings over the contractual life of the instrument. The up-front payments, primarily for option premiums, are amortized to reflect the periodic cost associated with the protection provided by the option contract.

•	Foreign-currency translation gains and losses as well as the unrealized fair value adjustments associated with foreign-currency denominated debt along with the foreign-currency derivatives gains and losses are excluded from Segment Earnings because the fair value adjustments on the foreign-currency swaps that we use to manage foreign-currency exposure are also excluded through the fair value adjustment on derivative positions as described above as the foreign-currency exposure is economically hedged.

160	Freddie Mac

•	Investment sales, debt retirements and fair value-related adjustments:

•	Gains and losses on investment sales and debt retirements that are recognized at the time of the transaction pursuant to GAAP are not immediately recognized in Segment Earnings. Gains and losses on securities sold out of our retained portfolio and cash and investments portfolio are amortized prospectively into Segment Earnings on a straight-line basis over five years and three years, respectively. Gains and losses on debt retirements are amortized prospectively into Segment Earnings on a straight-line basis over the original terms of the repurchased debt.

•	Trading losses or impairments that reflect expected or realized credit losses are recognized immediately pursuant to GAAP and in Segment Earnings since they are not economically hedged. Fair value adjustments to trading securities related to investments that are economically hedged are not included in Segment Earnings. Similarly, non-credit related security impairment losses as well as GAAP-basis accretion income that may result from impairment adjustments are not included in Segment Earnings.

•	Fully taxable-equivalent adjustment:

•	Interest income generated from tax-exempt investments is adjusted in Segment Earnings to reflect its equivalent yield on a fully taxable basis.

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

We purchase mortgages from sellers/servicers in order to securitize and issue PCs and Structured Securities. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our Registration Statement for a discussion of the accounting treatment of these transactions. In addition to the components of earnings noted above, GAAP-basis earnings for these activities include gains or losses upon the execution of such transactions, subsequent fair value adjustments to the guarantee asset and amortization of the guarantee obligation.

Our credit-guarantee activities also include the purchase of significantly past due mortgage loans from loan pools that underlie our guarantees. Pursuant to GAAP, at the time of our purchase the loans are recorded at fair value. To the extent the

161	Freddie Mac

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

Table 16.1 reconciles Segment Earnings (loss) to GAAP net income (loss).

Table 16.1 — Reconciliation of Segment Earnings (Loss) to GAAP Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(in millions)

Segment Earnings (loss) after taxes:
Investments	$(1,119)	$503	$(213)	$1,588
Single-family Guarantee	(3,501)	(483)	(5,347)	(130)
Multifamily	135	83	351	292
All Other	(6)	(45)	134	(104)

Total Segment Earnings (loss), net of taxes	(4,491)	58	(5,075)	1,646

Reconciliation to GAAP net loss:
Derivative- and foreign-currency denominated debt-related adjustments	(1,292)	(1,725)	(1,959)	(3,278)
Credit guarantee-related adjustments	(1,076)	(925)	568	(596)
Investment sales, debt retirements and fair value-related adjustments	(7,717)	659	(9,288)	349
Fully taxable-equivalent adjustments	(103)	(98)	(318)	(288)

Total pre-tax adjustments	(10,188)	(2,089)	(10,997)	(3,813)
Tax-related adjustments(1)	(10,616)	793	(10,195)	1,525

Total reconciling items, net of taxes	(20,804)	(1,296)	(21,192)	(2,288)

GAAP net loss	$(25,295)	$(1,238)	$(26,267)	$(642)

(1)	Includes a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets of $14.3 billion that is not included in Segment Earnings.

162	Freddie Mac

Table 16.2 presents certain financial information for our reportable segments and All Other.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended September 30, 2008
										Income
	Net Interest	Management	Other		Provision	REO		Other	LIHTC	Tax
	Income	and Guarantee	Non-Interest	Administrative	for Credit	Operations	LIHTC	Non-Interest	Partnerships	(Expense)	Net
	(Expense)	Income	Income (Loss)	Expenses	Losses	Expense	Partnerships	Expense	Tax Benefit	Benefit	Income (Loss)
	(in millions)

Investments	$1,343	$—	$(1,871)	$(104)	$—	$—	$—	$(1,089)	$—	$602	$(1,119)
Single-family Guarantee	52	883	94	(164)	(5,899)	(333)	—	(20)	—	1,886	(3,501)
Multifamily	120	20	16	(37)	(14)	—	(121)	(3)	147	7	135
All Other	—	—	(3)	(3)	—	—	—	(3)	—	3	(6)

Total Segment Earnings (loss), net of taxes	1,515	903	(1,764)	(308)	(5,913)	(333)	(121)	(1,115)	147	2,498	(4,491)
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	8	—	(1,300)	—	—	—	—	—	—	—	(1,292)
Credit guarantee-related adjustments	20	(124)	(834)	—	169	—	—	(307)	—	—	(1,076)
Investment sales, debt retirements and fair value-related adjustments	140	—	(7,857)	—	—	—	—	—	—	—	(7,717)
Fully taxable-equivalent adjustments	(103)	—	—	—	—	—	—	—	—	—	(103)
Reclassifications(1)	264	53	(359)	—	42	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(10,616)	(10,616)

Total reconciling items, net of taxes	329	(71)	(10,350)	—	211	—	—	(307)	—	(10,616)	(20,804)

Total per consolidated statement of income	$1,844	$832	$(12,114)	$(308)	$(5,702)	$(333)	$(121)	$(1,422)	$147	$(8,118)	$(25,295)

	Nine Months Ended September 30, 2008
										Income
	Net Interest	Management	Other		Provision	REO		Other	LIHTC	Tax
	Income	and Guarantee	Non-Interest	Administrative	for Credit	Operations	LIHTC	Non-Interest	Partnerships	(Expense)	Net
	(Expense)	Income	Income (Loss)	Expenses	Losses	Expense	Partnerships	Expense	Tax Benefit	Benefit	Income (Loss)
	(in millions)

Investments	$3,123	$—	$(1,981)	$(365)	$—	$—	$—	$(1,105)	$—	$115	$(213)
Single-family Guarantee	187	2,618	301	(580)	(9,878)	(806)	—	(68)	—	2,879	(5,347)
Multifamily	293	54	31	(135)	(30)	—	(346)	(12)	445	51	351
All Other	—	—	(2)	(29)	—	—	—	(23)	—	188	134

Total Segment Earnings (loss), net of taxes	3,603	2,672	(1,651)	(1,109)	(9,908)	(806)	(346)	(1,208)	445	3,233	(5,075)
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments.	(484)	—	(1,475)	—	—	—	—	—	—	—	(1,959)
Credit guarantee-related adjustments	50	(441)	1,224	—	321	—	—	(586)	—	—	568
Investment sales, debt retirements and fair value-related adjustments	316	—	(9,604)	—	—	—	—	—	—	—	(9,288)
Fully taxable-equivalent adjustments	(318)	—	—	—	—	—	—	—	—	—	(318)
Reclassifications(1)	1,004	147	(1,259)	—	108	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(10,195)	(10,195)

Total reconciling items, net of taxes	568	(294)	(11,114)	—	429	—	—	(586)	—	(10,195)	(21,192)

Total per consolidated statement of income	$4,171	$2,378	$(12,765)	$(1,109)	$(9,479)	$(806)	$(346)	$(1,794)	$445	$(6,962)	$(26,267)

163	Freddie Mac

	Three Months Ended September 30, 2007
										Income
	Net Interest	Management	Other		Provision	REO		Other	LIHTC	Tax
	Income	and Guarantee	Non-Interest	Administrative	for Credit	Operations	LIHTC	Non-Interest	Partnerships	(Expense)	Net
	(Expense)	Income	Income (Loss)	Expenses	Losses	Expense	Partnerships	Expense	Tax Benefit	Benefit	Income (Loss)
	(in millions)

Investments	$909	$—	$(4)	$(125)	$—	$—	$—	$(7)	$—	$(270)	$503
Single-family Guarantee	181	738	27	(203)	(1,417)	(50)	—	(18)	—	259	(483)
Multifamily	88	14	7	(48)	(16)	(1)	(111)	(4)	129	25	83
All Other	1	—	5	(52)	—	—	—	(17)	—	18	(45)

Total Segment Earnings (loss), net of taxes	1,179	752	35	(428)	(1,433)	(51)	(111)	(46)	129	32	58
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments.	(261)	—	(1,464)	—	—	—	—	—	—	—	(1,725)
Credit guarantee-related adjustments(3)	11	(41)	141	—	26	—	—	(1,062)	—	—	(925)
Investment sales, debt retirements and fair value-related adjustments	84	—	575	—	—	—	—	—	—	—	659
Fully taxable-equivalent adjustments	(98)	—	—	—	—	—	—	—	—	—	(98)
Reclassifications(1)(3)	(154)	7	112	—	35	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	793	793

Total reconciling items, net of taxes	(418)	(34)	(636)	—	61	—	—	(1,062)	—	793	(1,296)

Total per consolidated statement of income	$761	$718	$(601)	$(428)	$(1,372)	$(51)	$(111)	$(1,108)	$129	$825	$(1,238)

	Nine Months Ended September 30, 2007
										Income
	Net Interest	Management	Other		Provision	REO		Other	LIHTC	Tax
	Income	and Guarantee	Non-Interest	Administrative	for Credit	Operations	LIHTC	Non-Interest	Partnerships	(Expense)	Net
	(Expense)	Income	Income (Loss)	Expenses	Losses	Expense	Partnerships	Expense	Tax Benefit	Benefit	Income (Loss)
	(in millions)

Investments	$2,801	$—	$50	$(386)	$—	$—	$—	$(22)	$—	$(855)	$1,588
Single-family Guarantee	528	2,119	77	(611)	(2,175)	(80)	—	(58)	—	70	(130)
Multifamily	305	44	16	(142)	(20)	(1)	(354)	(16)	402	58	292
All Other	—	—	7	(134)	—	—	—	(34)	—	57	(104)

Total Segment Earnings (loss), net of taxes	3,634	2,163	150	(1,273)	(2,195)	(81)	(354)	(130)	402	(670)	1,646
Reconciliation to GAAP net income (loss):

Derivative- and foreign-currency denominated debt-related adjustments	(910)	—	(2,368)	—	—	—	—	—	—	—	(3,278)
Credit guarantee-related adjustments(3)	24	(240)	1,474	—	54	—	—	(1,908)	—	—	(596)
Investment sales, debt retirements and fair value-related adjustments	198	—	151	—	—	—	—	—	—	—	349
Fully taxable-equivalent adjustments	(288)	—	—	—	—	—	—	—	—	—	(288)
Reclassifications(1)(3)	(333)	14	245	—	74	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	1,525	1,525

Total reconciling items, net of taxes	(1,309)	(226)	(498)	—	128	—	—	(1,908)	—	1,525	(2,288)

Total per consolidated statement of income	$2,325	$1,937	$(348)	$(1,273)	$(2,067)	$(81)	$(354)	$(2,038)	$402	$855	$(642)

(1)	Include the reclassification of: (a) the accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships from other non-interest income (loss) to net interest income (expense) within our Investments segment; (b) implied management and guarantee fees from net interest income (expense) to other non-interest income (loss) within our Single-family Guarantee and Multifamily segments; (c) net buy-up and buy-down fees from management and guarantee income to net interest income (expense) within the Investments segment; (d) interest income foregone on impaired loans from net interest income (expense) to provision for credit losses within our Single-family Guarantee segment; and (e) certain hedged interest benefit (cost) amounts related to trust management income from other non-interest income (loss) to net interest income (expense) within our Investments segment.
(2)	Includes a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets of $14.3 billion that is not included in Segment Earnings.
(3)	Certain prior period amounts within net interest income and provision for credit losses previously reported as a component of credit guarantee-related adjustments have been reclassified to reclassifications to conform to the current period presentation.

164	Freddie Mac

NOTE 17: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares, but are not obligated to participate in undistributed net losses. Consequently, in accordance with EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net income (loss) available per common share by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the three and nine months ended September 30, 2008 includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship” for further information.

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

Table 17.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in millions,
	except per share amounts)

Net loss	$(25,295)	$(1,238)	$(26,267)	$(642)
Preferred stock dividends and issuance costs on redeemed preferred stock	(6)	(102)	(509)	(292)
Amounts allocated to participating security option holders(1)	—	(2)	(1)	(4)

Net loss applicable to common shareholders — basic(2)	$(25,301)	$(1,342)	$(26,777)	$(938)

Weighted average common shares outstanding — basic(3) (in thousands)	1,301,430	647,377	866,472	653,825
Dilutive potential common shares (in thousands)	—	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	1,301,430	647,377	866,472	653,825

Basic loss per common share	$(19.44)	$(2.07)	$(30.90)	$(1.43)
Diluted loss per common share	$(19.44)	$(2.07)	$(30.90)	$(1.43)

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	11,462	8,609	10,611	8,580

(1)	Represents distributed earnings during periods of net losses.
(2)	Includes distributed and undistributed earnings to common shareholders.
(3)	Includes the weighted average number of shares during the 2008 periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $.00001 per share.

NOTE 18: MINORITY INTERESTS

The equity and net earnings attributable to the minority stockholder interests in consolidated subsidiaries are reported on our consolidated balance sheets as minority interests in consolidated subsidiaries and on our consolidated statements of income as minority interests in earnings of consolidated subsidiaries. The majority of the balances in these accounts relate to our two majority-owned REITs.

In February 1997, we formed two majority-owned REIT subsidiaries funded through the issuance of common stock (99.9% of which is held by us) and a total of $4.0 billion of perpetual, step-down preferred stock issued to outside investors. The dividend rate on the step-down preferred stock was 13.3% from initial issuance through December 2006 (the initial term). Beginning in 2007, the dividend rate on the step-down preferred stock was reduced to 1.0%. Dividends on this preferred stock accrue in arrears. The balance of the two step-down preferred stock issuances as recorded within minority interests in consolidated subsidiaries on our consolidated balance sheets totaled $88 million and $167 million at September 30, 2008 and December 31, 2007, respectively. The preferred stock continues to be redeemable by the REITs under certain circumstances described in the preferred stock offering documents as a “tax event redemption.”

On September 19, 2008, the Director of FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling shareholder of both REIT subsidiaries, and the boards of directors of both companies not to declare or pay any dividends on the step-down preferred stock of the REITs until FHFA directs otherwise. With regard to dividends on the step-

165	Freddie Mac

down preferred stock of the REITs held by third parties, there were $2 million of dividends in arrears as of September 30, 2008.

NOTE 19: SUBSEQUENT EVENTS

At September 30, 2008, our liabilities exceeded our assets under GAAP by $(13.7) billion while our stockholders’ equity (deficit) totaled $(13.8) billion. The Director of FHFA has submitted a request under the Purchase Agreement in the amount of $13.8 billion to Treasury. We expect to receive such funds by November 29, 2008. If the Director of FHFA were to determine in writing that our assets are, and have been for a period of 60 days, less than our obligations to creditors and others, FHFA would be required to place us into receivership. Upon receipt of this draw, the aggregate liquidation preference of the senior preferred stock will increase to $14.8 billion, and our annual aggregate dividend payment to Treasury, at the 10% dividend rate, would increase to $1.5 billion. If we are unable to pay such dividend in cash in any quarter, the unpaid amount will be added to the aggregate liquidation preference of the senior preferred stock and the dividend rate on the unpaid liquidation preference will increase to 12% per year.

166	Freddie Mac

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 11: LEGAL CONTINGENCIES” to our consolidated financial statements for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “ITEM 1A. RISK FACTORS” section in our Form 10-Q for the quarter ended June 30, 2008 and our Registration Statement, which describes various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

Recent events fundamentally affecting the control, management and operation of the company, including the establishment of the conservatorship, are likely to affect our strategic objectives, as well as our future financial condition and results of operations.

We are under the control of FHFA, acting as Conservator, and have a new chief executive officer and a new non-executive chairman of our board of directors, appointed by the Director of FHFA. In announcing the conservatorship, the Director of FHFA stated his conclusion that Freddie Mac could not continue to operate safely and soundly and fulfill its mission without significant action. At the same time, the Secretary of Treasury stated that because Freddie Mac is in conservatorship, it will no longer be managed with a strategy to maximize common shareholder returns. Further, FHFA, as Conservator, has directed the company to focus on managing to a positive stockholders’ equity. In view of the conservatorship and the reasons stated by FHFA for its establishment, it is likely that our business model and strategic objectives will change, possibly significantly. Among other things, we could experience significant changes in the size, growth and characteristics of our guarantor and portfolio investment activities, and we could materially change our operational objectives, including our pricing strategy in our core mortgage guarantee business. Accordingly, our strategic and operational focus going forward may not be consistent with the investment objectives of our shareholders. It is possible that we will make material changes to our capital strategy and to our accounting policies, methods, and estimates. It is also possible that the company could be restructured and its statutory mission revised. In addition, we are subject to limitations under the Purchase Agreement that affect the amount of indebtedness we may incur, the size of our retained portfolio and the circumstances in which we may pay dividends, raise capital and pay down the liquidation preference on the senior preferred stock. These changes and other factors could have material effects on, among other things, our portfolio growth, capital, credit losses, net interest income, guarantee fee income, deferred tax assets, and loan loss reserves, and could have a material adverse effect on our future results of operations and financial condition. In light of the significant uncertainty surrounding these changes, there can be no assurances regarding the amount or timing of our future profitability.

The conservatorship is indefinite in duration and the timing, conditions and likelihood of our emerging from conservatorship are uncertain.

FHFA has stated that there is no exact time frame as to when the conservatorship may end. Under the conservatorship, FHFA controls Freddie Mac and has all rights, titles, powers and privileges of Freddie Mac and of any stockholder, officer, or director of Freddie Mac with respect to Freddie Mac and its assets, as well as title to all books, records, and assets of any other legal custodian of Freddie Mac. While the Director of FHFA has stated that he intends to terminate the conservatorship upon his determination that FHFA’s plan to restore Freddie Mac to a safe and solvent condition has been completed successfully, there can be no assurance as to the timing of the completion of such plan, that such plan will be able to be completed successfully or that, upon successful completion Freddie Mac will retain its current structure. Further, it is possible that the company could be placed into receivership by FHFA pursuant to its authority under the Reform Act, which would require the company to be liquidated. Termination of the conservatorship also requires Treasury’s consent under the Purchase Agreement. There can be no assurance as to when, and under what circumstances, Treasury would give such consent.

In addition to the existing conservatorship, Treasury has the ability to acquire a majority of our common stock by exercising the warrant we issued to it pursuant to the Purchase Agreement. Consequently, the company could effectively remain under the control of the U.S. government even if the conservatorship was ended and the voting rights of common stockholders restored. The warrant held by Treasury and the senior status of the senior preferred stock issued to Treasury under the Purchase Agreement, if the senior preferred stock has not been redeemed, also could adversely affect our ability to attract new private sector capital in the future should the company be in a position to seek such capital.

167	Freddie Mac

Our regulator is authorized to place us into receivership under certain conditions, which would result in the liquidation of our assets and terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter.

Under the Regulatory Reform Act, FHFA must place us into receivership if our assets are less than our obligations or if we have not been paying our debts, in either case, for a period of 60 days. In addition, we could be put in receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed into conservatorship. These include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent. A receivership would terminate the conservatorship. In addition to the powers FHFA has as Conservator, the appointment of FHFA as our receiver would terminate all rights and claims that our shareholders and creditors may have against our assets or under our charter arising as a result of their status as shareholders or creditors. Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us. It should be noted that, even in receivership, the ability to draw on Treasury’s funding commitment under the Purchase Agreement remains.

In the event of a liquidation of our assets, only after paying the secured and unsecured claims of the company, the administrative expenses of the receiver and the liquidation preference of the senior preferred stock would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. There can be no assurance that there would be sufficient proceeds to repay the liquidation preference of any series of our preferred stock or to make any distribution to the holders of our common stock. To the extent that we are placed in receivership and do not or cannot fulfill our guarantee to the holders of our mortgage-backed securities, they could become unsecured creditors of our with respect claims made under our guarantee.

We have a variety of different, and potentially conflicting, objectives that may adversely affect our ability to maintain a positive net worth and extend the period of time until we might be able to return to profitability.

Based our charter, public statements from Treasury officials and guidance from our Conservator, we have a variety of different, and potentially conflicting, objectives. These objectives include providing liquidity, stability and affordability in the mortgage market; immediately providing additional assistance to the struggling housing and mortgage markets; reducing the need to draw funds from Treasury pursuant to the Purchase Agreement; returning to long-term profitability; and protecting the interests of the taxpayers. These objectives create conflicts in strategic and day-to-day decision making that will likely lead to less than optimal outcomes for one or more, or possibly all, of these objectives.

Recent events fundamentally affecting the management and operation of the company, including the establishment of the conservatorship and significant turnover in our senior management and board of directors, increases our control risks.

With FHFA in a new role as our Conservator, a new Chief Executive Officer and new non-executive Chairman of our Board of Directors, the departure of eight members from our Board of Directors, and other recent changes to our senior management, including the departures of our former Chief Financial Officer and our former Chief Business Officer and the appointment of an Acting Chief Financial Officer and Acting Principal Accounting Officer, control failures may arise from these changes and transitions in the operation of the company and in board and senior management oversight. The magnitude of these changes and the short time interval in which they have occurred add to the risks of an operational failure, including a failure in the effective operation of the company’s internal control over financial reporting or its disclosure controls and procedures. As discussed under “CONTROLS AND PROCEDURES,” we have determined that we do not have effective independent audit committee oversight of our financial reporting process, and we have not yet updated the design of our disclosure controls and procedures to take account of the conservatorship, which we consider to be material weaknesses in internal control over financial reporting. Such risks could result in material adverse effects on the company’s financial condition and results of operations.

Legislative and regulatory developments could materially affect our business and prospects.

The future status and role of Freddie Mac could be affected by legislative and regulatory action that alters the ownership, structure and mission of the company. The Reform Act provides FHFA with more expansive regulatory authority over us than was held by OFHEO and the manner in which this authority will be implemented currently is unclear. FHFA has stated that it intends to work expeditiously on the many regulations needed to implement the Reform Act, including with respect to capital standards, prudential safety and soundness standards and portfolio limits. These developments, such as the HOPE for Homeowners Program, as well as future legislative actions, could materially affect our operations, our ability or intent to retain investments, the size and growth of our total mortgage portfolio, our capital, future earnings, and the fair value of our assets.

168	Freddie Mac

We expect that the financial services and mortgage industries will face increased regulation, whether by legislation or regulatory actions. Our business activities may be directly affected by any such legislative and regulatory actions. We may also be indirectly affected to the extent any such actions affect the activities of banks, savings institutions, insurance companies, securities dealers and other regulated entities that constitute a significant part of our customer base or counterparties.

If we are unable to recruit and retain employees with the necessary skills, our ability to conduct our business activities effectively during the conservatorship may be adversely affected and our ability to return to long-term profitability may be impaired.

Our ability to recruit and retain employees with the necessary skills to conduct our business may be adversely affected by the conservatorship, the uncertainty regarding its duration and the potential for future legislative or regulatory actions that could significantly affect our status as a GSE and our role in the secondary mortgage market. Although we have established a retention program providing for cash awards that are designed to help retain key employees, we are not currently in a position to offer employees financial incentives that are equity-based and, as a result of this and other factors relating to the conservatorship that may affect our attractiveness as an employer, we may be at a competitive disadvantage compared to other potential employers. Accordingly, we may not be able to retain or replace employees with key skills and our ability to conduct our business effectively could be adversely affected.

The Purchase Agreement (in particular additional large draws) could adversely affect our future financial condition.

A variety of factors could materially affect the level and volatility of our GAAP stockholders’ equity (deficit) in future periods, requiring us to make additional draws under the Purchase Agreement. Key factors include continued deterioration in the housing market, which could increase credit expenses; adverse changes in interest rates, the yield curve, implied volatility or mortgage OAS, which could increase realized and unrealized mark-to-market losses recorded in earnings or AOCI; dividend obligations under the Purchase Agreement; establishment of a valuation allowance against our remaining deferred tax assets; changes in accounting practices or standards; or changes in business practices resulting from legislative and regulatory developments or mission fulfillment activities or as directed by the Conservator.

At September 30, 2008, our remaining deferred tax assets, which could be subject to a valuation allowance in future periods, totaled $11.9 billion. In addition, during October 2008 mortgage spreads widened significantly, resulting in additional mark-to-market losses included in stockholders’ equity.

Given these factors, it is possible that we may make additional large draws under the Purchase Agreement, which would result in considerably higher dividends. The maximum aggregate amount that may be funded under the Purchase Agreement is $100 billion while dividends on the senior preferred stock issued under the Purchase Agreement are cumulative and accrue at a rate of 10% per year or 12% in any quarter in which dividends are not paid in cash. In addition, beginning in 2010, we are obligated to pay a quarterly commitment fee to Treasury in exchange for its continued funding commitment under the Purchase Agreement. This fee has not yet been established and could be substantial.

To the extent we are required to make large draws under the Purchase Agreement, our dividend obligation on the senior preferred stock would increase considerably. A substantial increase in our dividend obligation to Treasury will continue indefinitely and there is no assurance that we will be able to pay that obligation in any future period. This combined with potentially substantial commitment fees payable to Treasury and limited flexibility to pay down capital draws could have a significant adverse impact on our future financial condition.

The conservatorship and investment by Treasury has had, and will continue to have, a material adverse effect on our common and preferred shareholders.

No voting rights during conservatorship.  The rights and powers of our shareholders are suspended during the conservatorship. The conservatorship has no specified termination date. During the conservatorship, our common shareholders do not have the ability to elect directors or to vote on other matters unless the conservator delegates this authority to them.

Dividends have been eliminated.  The conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the terms of the senior preferred stock purchase agreement, dividends may not be paid to common or preferred shareholders (other than the senior preferred stock) without the consent of Treasury, regardless of whether or not we are in conservatorship.

No longer managed to maximize shareholder returns.  According to a statement made by the Secretary of the Treasury on September 7, 2008, because we are in conservatorship, we “will no longer be managed with a strategy to maximize shareholder returns.”

Liquidation preference of senior preferred stock.  The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, the senior preferred stock is entitled to its then-current liquidation

169	Freddie Mac

preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. As of November 13, 2008, the liquidation preference on the senior preferred stock was $1 billion, but will increase to $14.8 billion following funding of our draw under the Purchase Agreement. The liquidation preference could increase substantially if we make additional draws under the Purchase Agreement, if we do not pay dividends owed on the senior preferred stock or if we do not pay the quarterly commitment fee under the Purchase Agreement. If we are liquidated, there may not be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.

Warrant may substantially dilute investment of current shareholders.  If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then existing common shareholders will be substantially diluted. It is possible that private shareholders will not own more than 20.1% of our total common equity for the duration of our existence.

Market price and liquidity of our common and preferred stock has substantially declined and may decline further.  After our entry into conservatorship, the market price for our common stock declined substantially (to a low of less than $1 per share at times) and the investments of our common and preferred shareholders have lost substantial value. Our common and preferred stock may never recover their value and we do not know if or when we will pay dividends in the future.

We do not know when or how the conservatorship will be terminated, and if or when the rights and powers of our shareholders, including the voting powers of our common shareholders, will be restored. Moreover, even if the conservatorship is terminated, by their terms, we remain subject to the senior preferred stock purchase agreement, senior preferred stock and warrant. For a description of additional restrictions on and risks to our shareholders, see “Part I — Item 2 — MD&A — Conservatorship and Treasury Agreements — Effect of Conservatorship and Treasury Agreements on Stockholders.”

Our limited ability to access the debt capital markets, particularly the long-term debt markets, has had, and may continue to have, a material adverse effect on our ability to fund our operations and on our costs, liquidity, business, results of operations, financial condition and net worth.

Our ability to operate our business, meet our obligations and generate net interest income depends primarily on our ability to issue substantial amounts of debt frequently, with a variety of maturities and call features and at attractive rates. Since early July 2008, market concerns about our capital position and the future of our business (including future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our business has adversely affected our access to the unsecured debt markets, particularly for long-term or callable debt.

Given our significantly limited ability to issue long-term debt, we are likely to continue to need to meet these refinancing requirements by issuing short-term debt, increasingly exposing us to the risk of increasing interest rates, adverse credit market conditions and insufficient demand for our debt to meet our refinancing needs. Due to current financial market conditions and current market concerns about our business, we currently expect this trend toward dependence on short-term debt and increased rollover risk to continue.

In addition, our increasing reliance on short-term debt, combined with limitations on the availability of a sufficient volume of reasonably priced derivative instruments to hedge that short-term debt position, may have an adverse impact on our duration and interest rate risk management positions. If we are unable to issue both short- and long-term debt securities at attractive rates and in amounts sufficient to operate our business and meet our obligations, it would have a continuing material adverse effect on our liquidity, earnings, financial condition and net worth.

Market uncertainty and volatility will continue to adversely affect our business, profitability and results of operations.

The mortgage credit markets have continued to experience very difficult conditions and volatility in 2008. The deteriorating conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity within the mortgage industry, causing disruptions to normal operations of major mortgage originators, including some of our largest customers, and have resulted in the insolvency, closure or acquisition of a number of major financial institutions. These conditions have also resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency and have contributed to further consolidation within the financial services industry. We operate in these markets and continue to be subject to potential adverse effects on our financial condition and results of operations due to our activities involving securities, mortgages, derivatives and other mortgage commitments with our customers.

General economic conditions may continue to contribute to further deterioration in the credit quality of our total mortgage portfolio and could continue to have an adverse impact on our business.

During 2008, the U.S. housing market has continued to experience significant adverse trends, including accelerating price depreciation in some markets and rising delinquency and default rates. These conditions have led to significant increases in our loan delinquencies and credit losses and higher provisioning for loan losses that have adversely affected our

170	Freddie Mac

earnings. We expect that housing prices will experience significant further deterioration in the remainder of 2008 continuing into 2009 with further adverse effects on our operating results, business and financial condition. Furthermore, a recession or depression, either in the U.S. as a whole or in specific regions of the country, would be likely to significantly increase the level of delinquencies and credit losses and adversely affect our financial condition and results of operations.

Deteriorating market conditions increase the risk that our models will produce unreliable results.

We use market-based information as inputs to our models, which are used to make operational decisions as well as derive estimates for use in our financial reporting processes. The turmoil in the housing and credit markets creates additional risk regarding the reliability of our models, particularly since we are making adjustments to our models in response to rapid changes in economic conditions. This may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

The liquidity crisis in the credit markets may adversely impact the cost of funding available to us. Our profitability may also be adversely affected as we obtain funding under the Purchase Agreement or the Lending Agreement.

The current liquidity crisis may increase our funding costs and reduce our earnings. In addition, our funding costs will increase upon further draws under the Purchase Agreement or if we borrow under the Lending Agreement. In addition, our ability to obtain funding in the public debt markets or by pledging mortgage-related securities as collateral to commercial institutions could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence, as well as demand for our obligations as compared to those of other market participants.

Our financial condition and results of operations and our ability to return to long-term profitability may be affected by the nature, extent and success of the actions taken by the U.S. government pursuant to the Emergency Economic Stabilization Act of 2008.

Conditions in the overall economy and the mortgage markets in particular may be affected in both the short and long-term by the implementation of the Emergency Economic Stabilization Act of 2008, or EESA. The effect that the implementation of this law may have on our business is uncertain. In addition, there can be no assurance as to the actual impact that EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to the debt markets.

The future growth of our retained portfolio is significantly limited under the Purchase Agreement, which will result in greater reliance on our guarantee activities to generate profits.

Under the Purchase Agreement, our retained mortgage and mortgage-backed securities portfolio as of December 31, 2009 may not exceed $850 billion, and must decline by 10% per year thereafter until it reaches $250 billion. In addition, without the prior consent of Treasury, we may not increase total indebtedness to more than 110% of our indebtedness as of June 30, 2008 or become liable for any subordinated indebtedness. These limitations will reduce the earnings capacity of our retained portfolio business and require us to place greater emphasis on our guarantee activities to generate earnings.

Our financial condition or results of operations may be adversely affected by the financial distress of our derivative and other counterparties.

Due to recent market events some of our derivative and other counterparties have experienced various degrees of financial distress, including liquidity constraints, credit downgrades and bankruptcy. Our financial condition and results of operations may be adversely affected by the financial distress of these derivative and other counterparties in the event that they fail to meet their obligations to us. For example, we may incur losses if collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.

In addition, our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for us to find counterparties for such transactions.

Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their obligations to service loans in our single-family mortgage portfolio as well as to repurchase loans sold to us in breach of representations and warranties.

Our seller/servicers have a significant role in servicing loans in our single-family mortgage portfolio, which includes an active role in our loss mitigation efforts. We also require seller/servicers to make certain representations and warranties regarding the loans they sell to us. If loans are sold to us in breach of those representations and warranties, we have the contractual right to require the seller/servicer to repurchase those loans from us. Our institutional credit risk exposure to our

171	Freddie Mac

seller/servicer counterparties includes the risk that they will not perform their obligation to service loans in our single-family mortgage portfolio as well as to repurchase loans, which could adversely affect our financial condition or results of operations. The risk of such a failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of our largest seller/servicers. The inability to realize the anticipated benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates and severity that exceed our current projections could cause our losses to be significantly higher than those currently estimated. See “PART I — ITEM 2. MD&A — CREDIT RISKS — Institutional Credit Risk — Mortgage Seller/Servicers” for additional information on our institutional credit risk related to our mortgage seller/servicers and as a result of the recent acquisitions of certain of our seller/servicers by third parties.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We rely on representations and warranties by seller/servicers about the characteristics of the single-family mortgage loans we purchase and securitize, and we do not independently verify most borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We may experience significant financial losses and reputational damage as a result of mortgage fraud.

We may be required to establish a valuation allowance against the remainder of our deferred tax assets, which could materially affect our results of operations and capital position in the future.

In the third quarter of 2008, we recorded a $14.1 billion partial valuation allowance against our deferred tax assets. As of September 30, 2008, our management determined that a valuation allowance is not necessary for the remainder of our deferred tax assets, which are dependent upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. The future status and role of Freddie Mac could be affected by legislative and regulatory action that alters the ownership, structure and mission of the company. The uncertainty of these developments, as well as future legislative actions, could materially affect our operations, including our ability or intent to retain investments until the recovery of any temporary unrealized losses. If future events significantly differ from our current status, a valuation allowance may need to be established for the remaining deferred tax assets.

The price and trading liquidity of our common stock and our NYSE-listed issues of preferred stock may be adversely affected if those securities are delisted from the NYSE.

Our current compliance with NYSE’s continued listing standards is uncertain due to changes in our governance structure resulting from imposition of the conservatorship. If we do not satisfy the minimum share price, corporate governance and other requirements of the continued listing standards of the NYSE, our common stock and NYSE-listed issues of preferred stock could be delisted from the NYSE. During the quarter ended September 30, 2008, the closing price of our common stock on the NYSE was below $1.00 on some days. If the average closing price of our common stock price is below $1.00 over a consecutive 30 trading-day period and we are not able to cure the price deficiency within the six-month period provided by the NYSE’s rules, our common stock could be delisted from the NYSE. The delisting of our common stock or NYSE-listed preferred stock would require any trading in these securities to occur in the over-the-counter market and could adversely affect the market prices and liquidity of the markets for these securities.

FHFA has eliminated the payment of dividends on our common and preferred stock (other than the senior preferred stock held by Treasury).

It is unclear whether or when we may resume paying dividends on our common and preferred stock (other than the senior preferred stock). Under the conservatorship, FHFA has eliminated the payment of dividends on our common and preferred stock (other than the senior preferred stock), adversely affecting the prices for these securities. In addition, under the Purchase Agreement, we may not pay any such dividends unless we receive Treasury’s prior written consent.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

In connection with the Purchase Agreement, we issued senior preferred stock with an initial aggregate liquidation preference of $1 billion to Treasury as of September 8, 2008. The terms of the senior preferred stock are set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

In addition, pursuant to the Purchase Agreement, we issued to Treasury on September 7, 2008 a warrant for the purchase of our common stock representing 79.9% of our common stock outstanding on a fully diluted basis at a price of $0.00001 per share.

172	Freddie Mac

We issued the senior preferred stock and the warrant directly to Treasury in consideration of the commitment set forth in the Purchase Agreement, and for no additional consideration. The issuance of the senior preferred stock and warrant to Treasury had no impact on total stockholders’ equity (deficit) as the offset was to additional paid-in capital. The senior preferred stock and the warrant were issued without the participation of an underwriter or placement agent.

Following the implementation of the conservatorship, we have suspended the operation of our Employee Stock Purchase Plan, or ESPP, and will no longer make grants under our 2004 Stock Compensation Plan, or 2004 Employee Plan, or our 1995 Directors’ Stock Compensation Plan, as amended and restated, or Directors’ Plan. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. Prior to the implementation of the conservatorship, we regularly provided stock compensation to our employees and members of our board of directors under the ESPP, the 2004 Employee Plan and the Directors’ Plan. Prior to the stockholder approval of the 2004 Employee Plan, employee stock-based compensation was awarded in accordance with the terms of the 1995 Stock Compensation Plan, or 1995 Employee Plan. Although grants are no longer made under the 1995 Employee Plan, we currently have awards outstanding under this plan. We collectively refer to the 2004 Employee Plan and 1995 Employee Plan as the Employee Plans.

During the three months ended September 30, 2008, no stock options were granted or exercised under our Employee Plans or Directors’ Plan. Under our ESPP, options to purchase 110,112 shares of common stock were exercised and no options to purchase shares of common stock were granted during the three months ended September 30, 2008. Further, for the three months ended September 30, 2008, under the Employee Plans and Directors’ Plan, 65,360 restricted stock units were granted and restrictions lapsed on 49,527 restricted stock units. See “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 10: STOCK-BASED COMPENSATION” in our Registration Statement for more information.

Dividend Restrictions

Our payment of dividends is subject to the following restrictions:

Restrictions Relating to Conservatorship.  As described in “MD&A — EXECUTIVE SUMMARY — Legislative and Regulatory Matters,” we are currently under conservatorship. As Conservator, FHFA announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock (other than the senior preferred stock).

Restrictions Under Purchase Agreement.  The Purchase Agreement prohibits us from declaring or paying any dividends on Freddie Mac equity securities without the prior written consent of Treasury.

Restrictions Under Reform Act.  Under the Reform Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet our capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the Reform Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition.

Restrictions Relating to Subordinated Debt.  During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: (i) our core capital is below 125% of our critical capital requirement; or (ii) our core capital is below our statutory minimum capital requirement, and the U.S. Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 306(c) of our charter to purchase our debt obligations. In a September 23, 2008 statement concerning the conservatorship, the Director of FHFA stated that we would continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any our subordinated debt that provides for us to defer payments of interest under certain circumstances, including its failure to maintain specified capital levels, are no longer applicable.

Restrictions Relating to Preferred Stock.  Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of September 30, 2008. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock. No quarterly dividends were declared on the shares of our preferred stock outstanding for the quarter ended September 30, 2008.

For a description of our capital requirements, refer to “ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES — NOTE 9: REGULATORY CAPITAL” in our Registration Statement.

173	Freddie Mac

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended September 30, 2008. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 19, 2008, the Director of FHFA, acting as Conservator of Freddie Mac, advised the company of FHFA’s determination that no further preferred stock dividends should be paid by Freddie Mac’s REIT subsidiaries, Home Ownership Funding Corporation and Home Ownership Funding Corporation II. FHFA specifically directed Freddie Mac (as the controlling shareholder of both companies) and the boards of directors of both companies not to declare or pay any dividends on the Step-Down Preferred Stock of the REITs until FHFA directs otherwise. As a result, these companies are in arrears in the payment of dividends with respect to the preferred stock. For more information, see “NOTE 18: MINORITY INTERESTS” to our consolidated financial statements.

ITEM 5. OTHER INFORMATION

(a) Items Not Reported Under Form 8-K

Not applicable.

(b) Changes to Procedures for Recommending Nominees to Board of Directors

On September 6, 2008, the Director of FHFA appointed FHFA as Conservator of Freddie Mac in accordance with the Reform Act and the Federal Housing Enterprises Financial Safety and Soundness Act of 1992. During the conservatorship, the Conservator has all powers of the shareholders and Board of Directors of Freddie Mac. As a result, Freddie Mac’s common shareholders no longer have the ability to nominate or elect the directors of Freddie Mac pursuant to the procedures outlined in our bylaws. For more information on the conservatorship, refer to “MD&A — EXECUTIVE SUMMARY — Legislative and Regulatory Matters.”

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

174	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ David M. Moffett
David M. Moffett
Chief Executive Officer

Date: November 14, 2008

By:	/s/ David B. Kellermann
David B. Kellermann
Acting Chief Financial Officer

Date: November 14, 2008

175	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

3.1	Federal Home Loan Mortgage Corporation Act (12 U.S.C. Section 1451 et seq.), as amended through July 30, 2008
3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated September 4, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on September 4, 2008)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share), dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 7, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.3	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated July 22, 2008
10.1
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator

10.2	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)
10.3
United States Department of the Treasury Lending Agreement dated September 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 23, 2008)

10.4	FHFA Conservatorship Retention Program, Executive Vice President and Senior Vice President, Parameters Document, September 2008*
10.5	Description of Chief Executive Officer’s compensation*
10.6	First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan*
10.7	Form of cash retention award for executive officers for awards in September 2008*
12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Acting Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	This exhibit is a management contract or compensatory plan or arrangement.

176	Freddie Mac