Form 10-K
period 2008-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2009-03-11
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 000-53330

Federal Home Loan Mortgage Corporation

(Exact name of registrant as specified in its charter)

Freddie Mac

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	8200 Jones Branch Drive McLean, Virginia 22102-3110 (Address of principal executive offices, including zip code)	52-0904874 (I.R.S. Employer Identification No.)	(703) 903-2000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class:	on which registered:

Voting Common Stock, no par value per share	New York Stock Exchange
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
5% Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
5.1% Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
5.79% Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
5.81% Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
6% Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
Variable Rate, Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
5.7% Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
Variable Rate, Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share	New York Stock Exchange
6.42% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share	New York Stock Exchange
5.9% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share	New York Stock Exchange
5.57% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share	New York Stock Exchange
5.66% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share	New York Stock Exchange
6.02% Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share	New York Stock Exchange
6.55% Non-Cumulative Preferred Stock, par value $1.00 per share	New York Stock Exchange
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer (Do not check if a smaller reporting company) ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10.6 billion.

As of February 25, 2009, there were 647,364,714 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (Items 10, 11, 12, 13 and 14) will be filed in an amendment to this annual report on Form 10-K on or before April 30, 2009.

i	Freddie Mac

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ii	Freddie Mac

PART I

ITEM 1. BUSINESS

Our Business and Statutory Mission

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage markets and expand opportunities for homeownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We fulfill our mission by purchasing residential mortgages and mortgage-related securities in the secondary mortgage market and securitizing them into mortgage-related securities that can be sold to investors. We purchase single-family and multifamily mortgage-related securities for our mortgage-related investments portfolio, which we previously referred to as our retained portfolio. We also purchase multifamily residential mortgages in the secondary mortgage market and hold those loans either for investment or sale. We finance purchases of our mortgage-related securities and mortgage loans, and manage our interest-rate and other market risks, primarily by issuing a variety of debt instruments and entering into derivative contracts in the capital markets.

Conservatorship

On September 6, 2008, the Director of the Federal Housing Finance Agency, or FHFA, appointed FHFA as our Conservator. Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets. The Conservator also succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. The conservatorship has no specified termination date. There can be no assurance of whether or how the conservatorship will be terminated or what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. For more information, see “Conservatorship and Related Developments.”

Operating our business under the conservatorship involves balancing competing objectives. Upon our entry into conservatorship, the Conservator directed us to conduct our business with a focus on maintaining positive stockholders’ equity in order to reduce the need to draw funds under the Purchase Agreement (described below) and to return to long-term profitability. In addition, the U.S. Department of the Treasury, or Treasury, and the Board of Governors of the Federal Reserve System, or the Federal Reserve, have taken a number of actions to support us in conservatorship, including the following:

•	Treasury initially committed to provide us with up to $100 billion in funding under the senior preferred stock purchase agreement, or Purchase Agreement (subsequently, Treasury has announced its commitment to increase the funding available under the Purchase Agreement to $200 billion);

•	Treasury established a secured lending facility that is available to us until December 31, 2009 under a Lending Agreement;

•	Treasury implemented a program to purchase mortgage-related securities issued by us and the Federal National Mortgage Association, or Fannie Mae, until December 31, 2009; and

•	the Federal Reserve implemented a program to purchase up to $100 billion in direct obligations of us, Fannie Mae and the Federal Home Loan Banks, or FHLBs, and up to $500 billion of mortgage-related securities issued by us, Fannie Mae and the Government National Mortgage Association, or Ginnie Mae. The Federal Reserve will purchase these direct obligations and mortgage-related securities from primary dealers.

On September 18, 2008, we entered into a lending agreement with Treasury, or Lending Agreement, pursuant to which Treasury established a new secured lending credit facility that is available to us until December 31, 2009 as a liquidity backstop. In order to borrow pursuant to the Lending Agreement, we are required to post collateral in the form of Freddie Mac or Fannie Mae mortgage-related securities to secure all borrowings under the facility. The terms of any borrowings under the Lending Agreement, including the interest rate payable on the loan and the amount of collateral we will need to provide as security for the loan, will be determined by Treasury. Treasury is not obligated under the Lending Agreement to make any loan to us. Treasury does not have authority to extend the term of this credit facility beyond December 31, 2009, which is when Treasury’s temporary authority to purchase our obligations and other securities, granted by the Federal Housing Finance Regulatory Reform Act of 2008, or Reform Act, expires. After December 31, 2009, Treasury still may purchase up to $2.25 billion of our obligations under its permanent authority, as set forth in our charter.

In the second half of 2008, we experienced less consistent demand for our debt securities as reflected in wider spreads on our term and callable debt. This reflected overall deterioration in our access to unsecured medium and long-term debt markets. There were many factors contributing to the reduced demand for our debt securities in the capital markets, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our debt securities. In addition, various U.S. government programs were still being absorbed by market participants creating uncertainty as to whether competing obligations of other companies were more attractive investments

1	Freddie Mac

than our debt securities. An inability to issue debt securities at attractive rates in amounts sufficient to fund our business activities and meet our obligations could have an adverse effect on our liquidity, financial condition and results of operations.

As our ability to issue long-term debt has been limited, we have relied increasingly on short-term debt to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we are required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand, increasing interest rates and adverse credit market conditions. On November 25, 2008, the Federal Reserve announced that it would purchase up to $100 billion in direct obligations of us, Fannie Mae and the FHLBs and up to $500 billion of mortgage-related securities issued by Freddie Mac, Fannie Mae and Ginnie Mae by the end of the second quarter of 2009. Since that time, we have experienced improved demand for our issuances of long-term debt, indicating that these conditions are beginning to improve and demonstrating greater ability for us to access the long-term debt markets. We do not currently have plans to use the Lending Agreement and are uncertain as to the impact, if any, its expiration might have on our operations or liquidity.

We believe we will continue to have adequate access to the short and medium-term debt markets for the purpose of refinancing our debt obligations as they become due. We also continue to have undisrupted access to the derivatives markets, as necessary, for the purposes of entering into derivatives to manage our duration risk.

In November 2008, we received $13.8 billion from Treasury under the Purchase Agreement, and we expect to receive $30.8 billion in March 2009 pursuant to a draw request that FHFA submitted to Treasury on our behalf. Upon funding of the $30.8 billion draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $1.0 billion as of September 8, 2008 to $45.6 billion. The amount remaining under the announced funding commitment from Treasury will be $155.4 billion, which does not include the initial liquidation preference of $1 billion reflecting the cost of the initial funding commitment (as no cash was received). The corresponding annual dividends payable to Treasury will increase to $4.6 billion. This dividend obligation exceeds our annual historical earnings in most periods, and will contribute to increasingly negative cash flows in future periods, if we pay the dividends in cash. See “Conservatorship and Related Developments — Overview of Treasury Agreements.” In addition, the continuing deterioration in the financial and housing markets and further net losses in accordance with generally accepted accounting principles, or GAAP, will make it more likely that we will continue to have additional large draws under the Purchase Agreement in future periods, which will make it significantly more difficult to pay senior preferred dividends in cash in the future. Additional draws would also diminish the amount of Treasury’s remaining commitment available to us under the Purchase Agreement. As a result of additional draws and other factors, our cash flow from operations and earnings will likely be negative for the foreseeable future, there is significant uncertainty as to our future capital structure and long-term financial sustainability, and there are likely to be significant changes to our capital structure and business model beyond the near-term that we expect to be decided by the U.S. Congress, or Congress, and the Executive Branch.

Because we expect many of our differing and potentially competing objectives will result in significant costs, and the extent to which we will be compensated or receive additional support for implementation of these actions is unclear, there is significant uncertainty as to the ultimate impact they will have on our future capital or liquidity needs. However, we believe that the increased level of support provided by Treasury and FHFA, as described above, is sufficient in the near-term to ensure we have adequate capital and liquidity to continue to conduct our normal business activities. Management is in the process of identifying and considering various actions that could be taken to reduce the significant uncertainties surrounding the business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited based on market conditions and other factors. Any actions we take will likely require approval by FHFA and Treasury before they are implemented. In addition, FHFA, Treasury or Congress may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions.

Recent Developments Impacting our Business

On February 18, 2009, Treasury Secretary Geithner issued a statement outlining further efforts by Treasury to strengthen its commitment to us by increasing the funding available under the Purchase Agreement from $100 billion to $200 billion, affirming Treasury’s plans to continue purchasing Freddie Mac mortgage-related securities and increasing the limit on our mortgage-related investments portfolio by $50 billion to $900 billion with a corresponding increase in the amount of allowable debt outstanding. As of the filing of this annual report on Form 10-K, the Purchase Agreement has not been amended to reflect the increase in Treasury’s commitment. For additional information on our Purchase Agreement, see “Conservatorship and Related Developments — Overview of Treasury Agreements — Senior Preferred Stock Purchase Agreement.” We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

We have worked with our Conservator to, among other things, help distressed homeowners and we have implemented a number of steps that include extending foreclosure timelines and additional efforts to modify and restructure loans. On February 18, 2009 President Obama announced the Homeowner Affordability and Stability Plan, or HASP. The HASP is

2	Freddie Mac

designed to help in the housing recovery, to promote liquidity and housing affordability, to expand our foreclosure prevention efforts and to set market standards. The Obama administration announced that the key components of the plan are providing access to low-cost refinancing for responsible homeowners suffering from falling house prices, creating a $75 billion homeowner stability initiative to reach up to three to four million at-risk homeowners and supporting low mortgage rates by strengthening confidence in Freddie Mac and Fannie Mae. Freddie Mac will carry out initiatives to enable a large number of homeowners to refinance mortgages and to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default.

HASP specifically includes (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for that loan; and (b) an initiative to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default, through various government incentives to servicers, mortgage holders and homeowners. At present, it is difficult for us to predict the full extent of our activities under these initiatives and assess their impact on us. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans, the costs associated with servicer and borrower incentive fees and the related accounting impacts, will be substantial.

HASP will require us, in some cases, to modify loans when default is imminent even though the borrower’s mortgage payments are current. If current loans are modified and are purchased from mortgage participation certificate, or PC, pools, our guarantee may no longer be eligible for an exception from derivative accounting under Statement of Financial Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, thereby requiring us, pursuant to our current accounting policy, to account for our guarantee as a derivative instrument. Management is working internally and with regulatory agencies to consider potential changes to our modification practices or current accounting policy to maintain the SFAS 133 exemption. If our efforts to maintain our exemption from derivative accounting for our guarantee are unsuccessful, our entire guarantee may be accounted for as a derivative instrument as early as the second quarter of 2009; however, the precise timing remains uncertain. We currently estimate the initial impact of accounting for our guarantee as a derivative instrument at fair value, less credit reserves, to be an initial pre-tax charge of approximately $30 billion based on balances at December 31, 2008. Accounting for the guarantee as a derivative instrument would require us to recognize subsequent guarantee fair value changes through earnings in future periods and, as a result, no longer recognize credit losses associated with the guarantee as they are incurred and no longer recognize revenue through amortization of the guarantee obligation, as these amounts would be reflected in the fair value changes. As such, these initiatives are likely to have a significant adverse effect on our financial results or condition.

See “Conservatorship and Related Developments — Impact of Conservatorship and Related Actions on Our Business,” “RISK FACTORS” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments” to our consolidated financial statements for additional information.

Our Charter and Statutory Mission

The Federal Home Loan Mortgage Corporation Act, which we refer to as our charter, forms the framework for our business activities, the products we bring to market and the services we provide to the nation’s residential housing and mortgage industries. Our charter also determines the types of mortgage loans that we are permitted to purchase, as described in “Our Business Segments — Single-Family Guarantee Segment” and “— Multifamily Segment.”

Our statutory mission as defined in our charter is:

•	to provide stability in the secondary market for residential mortgages;

•	to respond appropriately to the private capital market;

•	to provide ongoing assistance to the secondary market for residential mortgages (including activities relating to mortgages for low- and moderate-income families, involving an economic return that may be less than the return earned on other activities); and

•	to promote access to mortgage credit throughout the U.S. (including central cities, rural areas and other underserved areas).

Our business objectives continue to evolve under conservatorship. For more information, see “Conservatorship and Related Developments — Impact of Conservatorship and Related Actions on Our Business.”

Our Market and Mortgage Securitizations

We conduct business in the U.S. residential mortgage market and the global securities market under the direction of our Conservator. These markets experienced substantial deterioration during 2008, which has continued into early 2009, as discussed in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, or MD&A, — EXECUTIVE SUMMARY.” The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, homeownership rates, home prices, the supply of housing and lender preferences regarding credit risk and borrower preferences regarding mortgage debt. The amount of residential mortgage debt

3	Freddie Mac

available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of mortgages meeting the requirements of our charter and the mortgage purchase and securitization activity of other financial institutions.

At December 31, 2008, our total mortgage portfolio, which includes our mortgage-related investments portfolio and the unpaid principal balance of all other loans and securities that we guarantee, was $2.2 trillion, while the total U.S. residential mortgage debt outstanding, which includes single-family and multifamily loans, was approximately $12.1 trillion. See “MD&A — PORTFOLIO BALANCES AND ACTIVITIES” for further information on the composition of our mortgage portfolios.

Table 1 provides important indicators for the U.S. residential mortgage market.

Table 1 — Mortgage Market Indicators

	Year Ended December 31,
	2008	2007	2006

Home sale units (in thousands)(1)	4,833	5,715	6,728
Home price appreciation (depreciation)(2)	(12.1)%	(4.3)%	2.2%
Single-family originations (in billions)(3)	$1,485	$2,430	$2,980
Adjustable-rate mortgage share(4)	7%	10%	22%
Refinance share(5)	49%	46%	43%
U.S. single-family mortgage debt outstanding (in billions)(6)	$11,167	$11,168	$10,456
U.S. multifamily mortgage debt outstanding (in billions)(6)	$890	$840	$743

(1)	Includes sales of new and existing homes in the U.S. and excludes condos/co-ops. Source: National Association of Realtors news release dated February 25, 2009 (sales of existing homes) and U.S. Census Bureau news release dated February 26, 2009 (sales of new homes).
(2)	Calculated internally using estimates of changes in single-family home prices by state, which are weighted using the property values underlying our single-family mortgage portfolio to obtain a national index. The appreciation or depreciation rate for each year presented incorporates property value information on loans purchased by both Freddie Mac and Fannie Mae through December 31, 2008 and will be subject to change based on more recent purchase information.
(3)	Source: Inside Mortgage Finance estimates of originations of single-family first-and second liens dated January 30, 2009.
(4)	Based on the number of conventional one-family home purchase mortgages and represents the annual averages of monthly figures using data provided by FHFA.
(5)	Refinance share of the number of conventional mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.
(6)	Source: Federal Reserve Flow of Funds Accounts of the United States dated December 11, 2008. The outstanding amounts for 2008 presented above reflect balances as of September 30, 2008.

In general terms, the U.S. residential mortgage market consists of a primary mortgage market that links homebuyers and lenders and a secondary mortgage market that links lenders and investors. In the primary mortgage market, residential mortgage lenders such as mortgage banking companies, commercial banks, savings institutions, credit unions and other financial institutions originate or provide mortgages to borrowers. They obtain the funds they lend to mortgage borrowers in a variety of ways, including by selling mortgages or mortgage-related securities into the secondary mortgage market. Our charter does not permit us to originate loans in the primary mortgage market.

The secondary mortgage market consists of institutions engaged in buying and selling mortgages in the form of whole loans (i.e., mortgages that have not been securitized) and mortgage-related securities. We participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities, principally those we call PCs. We do not lend money directly to homeowners.

4	Freddie Mac

The following diagram illustrates how we create PCs through mortgage securitizations that can be sold to investors or held by us to provide liquidity to the mortgage market:

We guarantee the payment of principal and interest of PCs created in this process in exchange for a combination of monthly management and guarantee fees and initial upfront cash payments referred to as delivery fees. Our guarantee increases the marketability of the PCs, providing liquidity to the mortgage market. Various other participants also play significant roles in the residential mortgage market. Mortgage brokers advise prospective borrowers about mortgage products and lending rates, and they connect borrowers with lenders. Mortgage servicers administer mortgage loans by collecting payments of principal and interest from borrowers as well as amounts related to property taxes and insurance. They remit the principal and interest payments to us, less a servicing fee, and we pass these payments through to mortgage investors, less a fee we charge to provide our guarantee (i.e., the management and guarantee fee). In addition, private mortgage insurance companies and other financial institutions sometimes provide third-party insurance for mortgage loans or pools of loans. Our charter generally requires third-party insurance or other credit protections on some loans that we purchase. Most mortgage insurers increased premiums and tightened underwriting standards during 2008. These actions may impair our ability to purchase loans made to borrowers who do not make a down payment at least equal to 20% of the value of the property at the time of loan origination.

Our charter generally prohibits us from purchasing first-lien conventional (not guaranteed or insured by any agency or instrumentality of the U.S. government) single-family mortgages if the outstanding principal balance at the time of purchase exceeds 80% of the value of the property securing the mortgage unless we have one of the following credit protections:

•	mortgage insurance from a mortgage insurer that we determine is qualified on the portion of the outstanding principal balance above 80%;

•	a seller’s agreement to repurchase or replace (for periods and under conditions as we may determine) any mortgage that has defaulted; or

•	retention by the seller of at least a 10% participation interest in the mortgages.

In addition, on February 18, 2009, the Obama Administration announced the HASP, which includes an initiative pursuant to which FHFA allowed mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement in excess of that already in place for that loan. For more information, see “Conservatorship and Related Developments — Homeownership Affordability and Stability Plan.”

5	Freddie Mac

Our charter requirement for credit protection does not apply to multifamily mortgages or to mortgages insured by the Federal Housing Administration, or FHA, or partially guaranteed by the Department of Veterans Affairs, or VA, or the U.S. Department of Agriculture, or USDA, Rural Development.

Under our charter, so far as practicable, we may only purchase mortgages that are of a quality, type and class that generally meet the purchase standards of private institutional mortgage investors. This means the mortgages we purchase must be readily marketable to institutional mortgage investors.

Our Customers

Our customers are predominantly lenders in the primary mortgage market that originate mortgages for homeowners and apartment owners. These lenders include mortgage banking companies, commercial banks, savings banks, community banks, credit unions, state and local housing finance agencies and savings and loan associations.

We acquire a significant portion of our mortgages from several large lenders. These lenders are among the largest mortgage loan originators in the U.S. We have mortgage purchase volume commitments with a number of mortgage lenders that provide for a minimum level of mortgage volume or specified dollar amount that these customers will deliver to us. If a mortgage lender fails to meet its contractual commitment, we have a variety of contractual remedies, including the right to assess certain fees. Our mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of presented mortgage loans. However, if we were to fail to meet our contractual commitment, we could be deemed to be in breach of our contract and could be liable for damages in a lawsuit. As the mortgage industry has been consolidating and certain large lenders have failed, we, as well as our competitors, have been seeking business from a decreasing number of key lenders. In addition, many of our customers are experiencing financial and liquidity problems that may affect the volume of business they are able to generate. During 2008, three mortgage lenders each accounted for more than 10% of our single-family mortgage purchase volume. These three lenders collectively accounted for approximately 59% of our single-family mortgage purchase volume for 2008 and our top ten lenders represented approximately 84% of our single-family mortgage purchase volume for the same period. Further, our top three multifamily lenders each accounted for more than 10%, and collectively represented approximately 40%, of our multifamily purchase volume during 2008. See “RISK FACTORS — Competitive and Market Risks” for additional information.

Our Business Segments

We manage our business, under the direction of the Conservator, through three reportable segments:

•	Investments;

•	Single-family Guarantee; and

•	Multifamily.

For a summary and description of our financial performance and financial condition on a consolidated as well as segment basis, see “MD&A” and “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” and the accompanying notes to our consolidated financial statements.

As described below in “Conservatorship and Related Developments — Managing Our Business During Conservatorship,” we are subject to a variety of different, and potentially competing, objectives in managing our business. These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. For example, to the extent we increase activities to assist the mortgage market, our financial results are likely to suffer.

Investments Segment

Our Investments business is responsible for investment activity in mortgages and mortgage-related securities, other investments, debt financing, and managing our interest rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgages through our mortgage-related investments portfolio.

Although we are primarily a buy-and-hold investor in mortgage assets, we may sell assets that are no longer expected to produce desired returns, to reduce risk, provide liquidity or structure certain transactions that are designed to improve our returns. We estimate our expected investment returns using an option-adjusted spread, or OAS, approach, which is an estimate of the yield spread between a given financial instrument and a benchmark (London Interbank Offered Rate, or LIBOR, agency or Treasury) yield curve, after consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options. Our Investments segment activities may include the purchase of mortgages and mortgage-related securities with less attractive investment returns and with incremental risk in order to achieve our affordable housing goals and subgoals or to pursue other objectives under our conservatorship. Our statutory mission as defined in our charter includes providing ongoing assistance to the secondary market for residential mortgages (including activities relating to mortgages for low- and moderate-income families, involving an economic return that may be less than the return earned on other activities). Additionally, in this segment we maintain a cash and other

6	Freddie Mac

investments portfolio, comprised primarily of cash and cash equivalents, non-mortgage-related securities, federal funds sold and securities purchased under agreements to resell, to help manage our liquidity needs.

Debt Financing

We fund our investment activities in our Investments and Multifamily segments by issuing short-term and long-term debt. Competition for funding in the capital markets can vary with economic and financial market conditions and regulatory environments. For example, under the recent Federal Deposit Insurance Corporation, or FDIC, temporary liquidity guarantee program, participating banks and holding companies may issue senior, short-term unsecured debt that is guaranteed by the U.S. government, which improves their ability to compete with us for debt funding. In the second half of 2008, we experienced less demand for our debt securities, as reflected in wider spreads on our term and callable debt. This reflected overall deterioration in our access to unsecured medium and long-term debt markets to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we have been required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand and adverse credit market conditions. However, the Federal Reserve has been an active purchaser in the secondary market of our long-term debt under its purchase program as discussed below, and spreads on our debt and our access to the debt markets have improved in early 2009 as a result of this activity.

Subsequent to our entry into conservatorship, Treasury and the Federal Reserve took certain actions affecting our access to debt financing, including the following:

•	on September 18, 2008, we entered into the Lending Agreement with Treasury, pursuant to which Treasury established a secured lending credit facility that is available to us until December 31, 2009 as a liquidity backstop (after December 31, 2009, Treasury still may purchase up to $2.25 billion of our obligations under its permanent authority, as set forth in our charter); and

•	on November 25, 2008, the Federal Reserve announced a program to purchase up to $100 billion in direct obligations of Freddie Mac, Fannie Mae and the FHLBs.

The support of the Federal Reserve has helped to improve spreads on our debt and our access to the debt markets.

For more information, see “Conservatorship and Related Developments” and “MD&A — LIQUIDITY AND CAPITAL RESOURCES.”

Risk Management

Our Investments segment has responsibility for managing our interest rate and liquidity risks. We use derivatives to: (a) regularly adjust or rebalance our funding mix in order to more closely match changes in the interest rate characteristics of our mortgage-related assets; (b) economically hedge forecasted issuances of debt and synthetically create callable and non-callable funding; and (c) economically hedge foreign-currency exposure. For more information regarding our derivatives, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and “NOTE 12: DERIVATIVES” to our consolidated financial statements.

PC and Structured Securities Support Activities

We support the liquidity of the market for PCs through a variety of activities, including educating dealers and investors about the merits of trading and investing in PCs, enhancing disclosure related to the collateral underlying our securities and introducing new mortgage-related securities products and initiatives. We support the price performance of our PCs through a variety of strategies, including the purchase and sale of PCs and other agency securities, as well as through the issuance of Structured Securities. Agency securities refer to securities issued by Freddie Mac, Fannie Mae, a similarly chartered government-sponsored enterprise, or GSE, and Ginnie Mae. As discussed in “Single-Family Guarantee Segment,” our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. Our purchases and sales of mortgage securities influence the relative supply and demand for these securities, and the issuance of Structured Securities increases demand for our PCs. Increasing demand for our PCs helps support the price performance of our PCs. This in turn helps our competitiveness in purchasing mortgages from our lender customers. Depending upon market conditions, including the relative prices, supply of and demand for PCs and comparable Fannie Mae securities, as well as other factors, there may be substantial variability in any period in the total amount of securities we purchase or sell. We may increase, reduce or discontinue these or other related activities at any time, which could affect the liquidity of the market for PCs.

Single-Family Guarantee Segment

In our Single-family Guarantee segment, we purchase single-family mortgages originated by our lender customers in the primary mortgage market, primarily through our guarantor swap program. We securitize mortgages we have purchased and issue mortgage-related securities that can be sold to investors or held by us in our Investments segment. Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront payments we receive, less related credit costs and operating expenses. Earnings for this segment also include the interest earned on assets

7	Freddie Mac

held in the Investments segment related to single-family guarantee activities, net of allocated funding costs and amounts related to net float benefits.

Loan and Security Purchases

Our charter establishes requirements for and limitations on the mortgages and mortgage-related securities we may purchase, as described below. In the Single-family Guarantee segment, we purchase and securitize “single-family mortgages,” which are mortgages that are secured by one- to four-family properties. The primary types of single-family mortgages we purchase are 30-year, 20-year, and 15-year fixed-rate mortgages, interest-only mortgages, adjustable rate mortgages, or ARMs, and balloon/reset mortgages.

Our charter places an upper limitation, called the “conforming loan limit,” on the original principal balance of single-family mortgage loans we purchase. No comparable limits apply to our purchases of multifamily mortgages. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that loan limits do not decrease from year-to-year. For 2006 to 2008, the base conforming loan limit for a one-family residence was set at $417,000. As discussed below, the base conforming loan limit for a one-family residence for 2009 will remain at $417,000, with higher limits in certain “high-cost” areas. Higher limits apply to two- to four-family residences.

As part of the Economic Stimulus Act of 2008, the conforming loan limits were increased for mortgages originated in certain “high-cost” areas from July 1, 2007 through December 31, 2008 to the higher of the applicable 2008 conforming loan limits, ($417,000 for a one-family residence), or 125% of the median house price for a geographic area, not to exceed $729,750 for a one-family residence. We began accepting these “conforming jumbo” mortgages for securitization as PCs and purchase into our mortgage-related investments portfolio in April 2008.

Pursuant to the Reform Act beginning in 2009, the conforming loan limits are permanently increased for mortgages originated in “high-cost” areas — where 115% of the median house price exceeds the otherwise applicable conforming loan limit — to the lesser of (i) 115% of the median house price or (ii) 150% of the conforming loan limit (currently $625,500 for a one-family residence).

FHFA has announced that the base conforming loan limit will remain at $417,000 for 2009, with the higher limits, referred to above, in “high-cost” areas. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, or Recovery Act, into law. Among other things, for mortgages originated in 2009, the Recovery Act ensures that the loan limits for the “high-cost” areas determined under the Economic Stimulus Act do not fall below their 2008 levels.

The conforming loan limits are 50% higher for mortgages secured by properties in Alaska, Guam, Hawaii and the U.S. Virgin Islands.

Guarantees

Through our Single-family Guarantee segment, we historically sought to issue guarantees with fee terms we believed would offer attractive long-term returns relative to anticipated credit costs. Under conservatorship, and given the current economic environment, we currently seek to issue guarantees with fee terms that are intended to cover our expected credit costs on new purchases and that cover a portion of our ongoing operating expenses. Our current fee terms are not expected to provide opportunities to increase our capital position. Our efforts to provide increased support to the mortgage market have limited our ability to increase our fees for current expectations of credit risk.

We enter into mortgage purchase volume commitments with many of our larger customers in order to have a supply of loans for our guarantee business. The purchase and securitization of mortgage loans from customers under these longer-term contracts have fixed pricing schedules for our management and guarantee fees that are negotiated at the outset of the contract with initial terms typically ranging from six months to one year. We call these transactions “flow” activity and they represent the majority of our purchase volumes. The remainder of our purchases and securitizations of mortgage loans occurs in “bulk” transactions for which purchase prices and management and guarantee fees are negotiated on an individual transaction basis. Mortgage purchase volumes from individual customers can fluctuate significantly. Given the uncertainty of the current housing market, we have entered into arrangements with existing customers at their renewal dates that allow us to change credit and pricing terms faster than in the past; among other things, we are seeking to renew such arrangements for shorter terms than in the past. However, these arrangements, as well as significant customer consolidation discussed above, may increase volatility of flow-business activity with these customers in the future.

Securitization Activities

We securitize substantially all of the newly or recently originated single-family mortgages we have purchased and issue PCs that can be sold to investors or held by us. As discussed below, we guarantee these mortgage-related securities in exchange for compensation. We generally hold PCs instead of single-family mortgage loans for investment purposes,

8	Freddie Mac

primarily to provide us with flexibility in determining what to sell or hold and to allow for more cost effective interest-rate risk management.

The compensation we receive in exchange for our guarantee activities includes a combination of management and guarantee fees paid on a monthly basis as a percentage of the underlying unpaid principal balance of the loans and initial upfront payments referred to as delivery fees. We recognize the fair value of the right to receive ongoing management and guarantee fees as a guarantee asset at the inception of a guarantee. We subsequently account for the guarantee asset like a debt security which performs similarly to an excess-servicing, interest-only security, classified as trading, and reflect changes in the fair value of the guarantee asset in earnings. We recognize a guarantee obligation at inception equal to the fair value of the compensation received, including any upfront delivery fees, less upfront payments by us to buy-up the monthly management and guarantee fee rate, plus any upfront payments received by us to buy-down the monthly management and guarantee fee rate, plus any seller-provided credit enhancements. Buy-up and buy-down fees are paid in conjunction with the formation of a PC to provide for a uniform PC coupon rate. The guarantee obligation represents deferred revenue that is amortized into earnings as we are relieved from risk under the guarantee.

The guarantee we provide increases the marketability of our mortgage-related securities, providing additional liquidity to the mortgage market. The types of mortgage-related securities we guarantee include the following:

•	PCs we issue;

•	single-class and multi-class Structured Securities (including Structured Transactions discussed below) we issue; and

•	securities related to tax-exempt multifamily housing revenue bonds (see “Multifamily Segment”).

PCs

Our PCs are pass-through securities that represent undivided beneficial interests in trusts that own pools of mortgages we have purchased. For our fixed-rate PCs, we guarantee the timely payment of interest and the timely payment of principal. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We also guarantee the full and final payment of principal for ARM PCs; however, we do not guarantee the timely payment of principal on ARM PCs. In exchange for providing this guarantee, we receive a management and guarantee fee and up-front delivery fees. We issue most of our PCs in transactions in which our customers exchange mortgage loans for PCs. We refer to these transactions as guarantor swaps. The following diagram illustrates a guarantor swap transaction:

Guarantor Swap

9	Freddie Mac

We also issue PCs in exchange for cash. The following diagram illustrates an exchange for cash in a “cash auction” of PCs:

Cash Auction of PCs

Institutional and other investors purchase our PCs, including pension funds, insurance companies, securities dealers, money managers, commercial banks, foreign central banks and other fixed-income investors. Treasury and the Federal Reserve also recently began to purchase mortgage-related securities issued by us, Fannie Mae and Ginnie Mae. PCs differ from U.S. Treasury securities and other fixed-income investments in two ways. First, they can be prepaid at any time because homeowners can pay off the underlying mortgages at any time prior to a loan’s maturity. Because homeowners have the right to prepay their mortgage, the securities implicitly have a call option that significantly reduces the average life of the security as compared to the contractual loan maturity. Consequently, mortgage-related securities such as our PCs generally provide a higher nominal yield than certain other fixed-income products. Second, PCs are not backed by the full faith and credit of the United States, as are U.S. Treasury securities. We guarantee the payment of interest and principal on all our PCs, as discussed above. As discussed in “Conservatorship and Related Developments,” Treasury and the Federal Reserve have taken certain actions designed to support us and our business.

10	Freddie Mac

Structured Securities

Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We create Structured Securities primarily by using PCs or previously issued Structured Securities as the underlying collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of tranches of our Structured Securities. We do not charge a management and guarantee fee for Structured Securities, other than Structured Transactions, because the underlying collateral is already guaranteed. The following diagram illustrates an example of how we create a Structured Security:

Structured Security

We issue single-class Structured Securities and multi-class Structured Securities. Because the collateral underlying Structured Securities consists of other guaranteed mortgage-related securities, there are no concentrations of credit risk in any of the classes of Structured Securities that are issued, and there are no economic residual interests in the underlying securitization trust.

Single-class Structured Securities involve the straight pass through of all of the cash flows of the underlying collateral. Multi-class Structured Securities divide all of the cash flows of the underlying mortgage-related assets into two or more classes designed to meet the investment criteria and portfolio needs of different investors by creating classes of securities with varying maturities, payment priorities and coupons, each of which represents a beneficial ownership interest in a separate portion of the cash flows of the underlying collateral. Usually, the cash flows are divided to modify the relative exposure of different classes to interest-rate risk, or to create various coupon structures. The simplest division of cash flows is into principal-only and interest-only classes. Other securities we issue can involve the creation of sequential payment and planned or targeted amortization classes. In a sequential payment class structure, one or more classes receive all or a disproportionate percentage of the principal payments on the underlying mortgage assets for a period of time until that class or classes is retired, following which the principal payments are directed to other classes. Planned or targeted amortization classes involve the creation of classes that have relatively more predictable amortization schedules across different prepayment scenarios, thus reducing prepayment risk, extension risk, or both.

Our principal multi-class Structured Securities qualify for tax treatment as Real Estate Mortgage Investment Conduits, or REMICs. We issue many of our Structured Securities in transactions in which securities dealers or investors sell us the mortgage-related assets underlying the Structured Securities in exchange for the Structured Securities. For Structured Securities that we issue to third parties in exchange for guaranteed mortgage-related securities, we receive a transaction fee. This transaction fee is compensation for facilitating the transaction, as well as future administrative responsibilities. We also sell Structured Securities to securities dealers in exchange for cash.

11	Freddie Mac

Structured Transactions

We also issue Structured Securities to third parties in exchange for non-Freddie Mac mortgage-related securities. We refer to these as Structured Transactions. The non-Freddie Mac mortgage-related securities are transferred to trusts that were specifically created for the purpose of issuing securities, or certificates, in the Structured Transactions. The following diagram illustrates an example of a Structured Transaction:

Structured Transactions

Structured Transactions can generally be segregated into two different types. In one type, we purchase only the senior tranches from a non-Freddie Mac senior-subordinated securitization, place these senior tranches into securitization trusts, provide a guarantee of the principal and interest of the senior tranches, and issue the Structured Transaction certificates. For all other Structured Transactions, we purchase single-class pass-through securities, place them in securitization trusts, guarantee the principal and interest, and issue the Structured Transaction certificates. In exchange for providing our guarantee, we may receive a management and guarantee fee or other delivery fees.

Although Structured Transactions generally have underlying mortgage loans with varying risk characteristics, we do not issue tranches that have concentrations of credit risk beyond that embedded in the underlying assets, as all cash flows of the underlying collateral are passed through to the holders of the securities and there are no economic residual interests in the securitization trusts. Further, the senior tranches we purchase to back the Structured Transactions benefit from credit protections from the related subordinated tranches, which we do not purchase. Additionally, there are other credit enhancements and structural features retained by the seller, such as excess interest or overcollateralization, that provide credit protection to our interests, and reduce the likelihood that we will have to perform under our guarantee of the senior tranches. Structured Transactions backed by single-class pass-through securities do not benefit from structural or other credit enhancement protections.

During 2008 and 2007, we entered into long-term standby commitments for mortgage assets held by third parties that require us to purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. During 2008, several of these agreements were amended to permit a significant portion of the loans previously covered by the long-term standby commitments to be securitized as PCs or Structured Transactions, which totaled $19.9 billion in issuances during 2008.

For information about the relative size of our securitization products, refer to “Table 52 — Issued PCs and Structured Securities.” For information about the relative performance of these securities, refer to our “MD&A — CREDIT RISKS” section.

12	Freddie Mac

PC Trust Documents

We establish trusts for all of our issued PCs pursuant to our PC master trust agreement. In accordance with the terms of our PC trust documents, we have the option, and in some instances the requirement, to purchase specified mortgage loans from the trust. We purchase these mortgages at an amount equal to the current unpaid principal balance, less any outstanding advances of principal on the mortgage that have been distributed to PC holders. Generally, we elect to purchase mortgages that back our PCs and Structured Securities from the underlying loan pools when they are significantly past due. Through November 2007, our general practice was to purchase the mortgage loans out of PCs after the loans became 120 days delinquent. In December 2007, we changed our practice to purchase mortgages from pools underlying our PCs when:

•	the mortgages have been modified;

•	a foreclosure sale occurs;

•	the mortgages are delinquent for 24 months; or

•	the mortgages are 120 days or more delinquent and the cost of guarantee payments to PC holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in our portfolio.

In accordance with the terms of our PC trust documents, we are required to purchase a mortgage loan (or, in some cases, substitute a comparable mortgage loan) from a PC trust in the following situations:

•	if a court of competent jurisdiction or a federal government agency, duly authorized to oversee or regulate our mortgage purchase business, determines that our purchase of the mortgage was unauthorized and a cure is not practicable without unreasonable effort or expense, or if such a court or government agency requires us to repurchase the mortgage;

•	if a borrower exercises its option to convert the interest rate from an adjustable rate to a fixed rate on a convertible ARM; and

•	in the case of balloon-reset loans, shortly before the mortgage reaches its scheduled balloon-reset date.

The To Be Announced Market

Because our fixed-rate PCs are homogeneous, issued in high volume and highly liquid, they trade on a “generic” basis by PC coupon rate, also referred to as trading in the To Be Announced, or TBA, market. A TBA trade in Freddie Mac securities represents a contract for the purchase or sale of PCs to be delivered at a future date; however, the specific PCs that will be delivered to fulfill the trade obligation, and thus the specific characteristics of the mortgages underlying those PCs, are not known (i.e., “announced”) at the time of the trade, but only shortly before the trade is settled. The use of the TBA market increases the liquidity of mortgage investments and improves the distribution of investment capital available for residential mortgage financing, thereby helping us to accomplish our statutory mission.

The Securities Industry and Financial Markets Association, or SIFMA, publishes guidelines pertaining to the types of mortgages that are eligible for TBA trades. Mortgages eligible for purchase by us due to the temporary increase to the conforming loan limits established by the Economic Stimulus Act of 2008 are not eligible for inclusion in TBA pools. However, SIFMA has permitted mortgages that are eligible for purchase by us due to the increase to loan limits for certain high-cost areas under the Reform Act to constitute up to 10% of the original principal balance of TBA pools.

Credit Risk

Our Single-family Guarantee segment is responsible for pricing and managing credit risk related to single-family loans, including single-family loans underlying our PCs. For more information regarding credit risk, see “MD&A — CREDIT RISKS” and “NOTE 6: MORTGAGE LOANS AND LOAN LOSS RESERVES” to our consolidated financial statements.

Multifamily Segment

Our Multifamily segment activities include purchases of multifamily mortgages for investment or sale and guarantees of payments of principal and interest on mortgages underlying multifamily housing revenue bonds and mortgage-related securities. The mortgage loans of the Multifamily segment consist of mortgages that are secured by properties with five or more residential rental units. These are generally structured as balloon mortgages with terms ranging from five to ten years and include provisions for the payment of yield maintenance fees to us in the event the mortgage is paid prior to the end of its term. Our multifamily mortgage products, services and initiatives primarily finance affordable rental housing for low- and moderate-income families.

We have not typically securitized multifamily mortgages because our multifamily loans are typically large, customized, non-homogenous loans that are not as conducive to securitization as single-family loans and the market for multifamily securitizations is currently relatively illiquid. Accordingly, we typically hold multifamily loans for investment purposes. However, we plan to increase our securitization of loans we hold in our multifamily loan portfolio during 2009, as market conditions permit.

13	Freddie Mac

The multifamily property market is affected by the relative affordability of single-family home prices, construction cycles, and general economic factors, such as employment rates, all of which influence the supply and demand for apartments and pricing for rentals. Our multifamily loan purchases are largely through established institutional channels where we are generally providing post-construction financing to large apartment project operators with established track records. Property location and rental cash flows provide support to capitalization values on multifamily properties, on which investors base lending decisions.

Our Multifamily segment also includes certain equity investments in various limited partnerships that sponsor low-and moderate-income multifamily rental apartments, which benefit from low-income housing tax credits, or LIHTC. These activities support our mission to supply financing for affordable rental housing. We also guarantee the payment of principal and interest on multifamily mortgage loans and securities that are originated and held by state and municipal housing finance agencies to support tax-exempt and taxable multifamily housing revenue bonds. By engaging in these activities, we provide liquidity to this sector of the mortgage market.

Our Competition

Historically, our principal competitors have been Fannie Mae, the FHLBs, Ginnie Mae and other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. During 2008, almost all of our competitors, other than Fannie Mae, the FHLBs and Ginnie Mae, have ceased their activities in the residential mortgage finance business. We compete on the basis of price, products, structure and service. Ginnie Mae, which has become a more significant competitor during 2008, guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by VA. Ginnie Mae’s growth has been primarily due to competitive pricing of Ginnie Mae securities, which are backed by the full faith and credit of the U.S., the increase in the FHA loan limit and the availability, through FHA, of a mortgage product for borrowers seeking greater than 80% financing who could not otherwise qualify under the tighter lending standards now prevailing for conventional mortgages.

Employees

At March 2, 2009, we had 4,927 full-time and 85 part-time employees. Our principal offices are located in McLean, Virginia.

Available Information

SEC Reports

Our financial disclosure documents are available free of charge on our website at www.freddiemac.com. (We do not intend this internet address to be an active link and are not using references to this internet address here or elsewhere in this annual report on Form 10-K to incorporate additional information into this annual report on Form 10-K.) We file reports, proxy statements and other information with the SEC. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. In addition, our Forms 10-K, 10-Q and 8-K, and other information filed with the SEC, are available for review and copying free of charge at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC. Our corporate governance guidelines, codes of conduct for employees and members of the Board of Directors (and any amendments or waivers that would be required to be disclosed) and the charters of the Audit, Business and Risk, Compensation and Nominating and Governance committees of the Board of Directors are also available on our website at www.freddiemac.com. Printed copies of these documents may be obtained upon request from our Investor Relations department.

During the conservatorship, we do not expect to prepare or provide proxy statements for the solicitation of proxies from stockholders. Accordingly, rather than incorporating information that is required by Form 10-K by reference to such a proxy statement, we will provide such information by filing an amendment to our Form 10-K on or before April 30, 2009.

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

14	Freddie Mac

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

We are providing our website addresses and the website address of the SEC solely for your information. Information appearing on our website or on the SEC’s website is not incorporated into this annual report on Form 10-K.

Conservatorship and Related Developments

On September 7, 2008, the then Secretary of the Treasury and the Director of FHFA announced several actions taken by Treasury and FHFA regarding Freddie Mac and Fannie Mae. The Director of FHFA stated that they took these actions “to help restore confidence in Fannie Mae and Freddie Mac, enhance their capacity to fulfill their mission, and mitigate the systemic risk that has contributed directly to the instability in the current market.” These actions included the following:

•	placing us and Fannie Mae in conservatorship;

•	the execution of the Purchase Agreement, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and

•	the establishment of a temporary secured lending credit facility that is available to us until December 31, 2009, which was effected through the execution of the Lending Agreement.

We refer to the Purchase Agreement, the warrant, and the Lending Agreement as the “Treasury Agreements.”

Entry Into Conservatorship

On September 6, 2008, at the request of the then Secretary of the Treasury, the Chairman of the Federal Reserve and the Director of FHFA, our Board of Directors adopted a resolution consenting to the appointment of a conservator. After obtaining this consent, the Director of FHFA appointed FHFA as our Conservator on September 6, 2008, in accordance with the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or the GSE Act, as amended by the Reform Act. Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, and succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. The Conservator has eliminated the payment of dividends on common and preferred stock during the conservatorship, except for dividends on the senior preferred stock. We describe the terms of the conservatorship and the powers of our Conservator in detail below under “Supervision of our Business During Conservatorship,” “Managing our Business During Conservatorship” and “Powers of the Conservator.”

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, or what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. However, we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term.

We receive substantial support from Treasury, FHFA as our Conservator and regulator and the Federal Reserve. On February 18, 2009, Treasury Secretary Geithner issued a statement outlining further efforts by Treasury to strengthen its commitment to us by increasing the funding available under the Purchase Agreement from $100 billion to $200 billion, affirming Treasury’s plans to continue purchasing Freddie Mac mortgage-related securities and increasing the limit on our mortgage-related investments portfolio by $50 billion to $900 billion with a corresponding increase in the amount of allowable debt outstanding. As of the filing of this annual report on Form 10-K, the Purchase Agreement has not been amended to reflect the increase in Treasury’s commitment. We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

In November 2008, we received $13.8 billion from Treasury under the Purchase Agreement, and we expect to receive $30.8 billion in March 2009 pursuant to a draw request that FHFA submitted to Treasury on our behalf. Upon funding of the $30.8 billion draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury will

15	Freddie Mac

increase from $1.0 billion as of September 8, 2008 to $45.6 billion. The amount remaining under the announced funding commitment from Treasury will be $155.4 billion, which does not include the initial liquidation preference of $1 billion reflecting the cost of the initial funding commitment (as no cash was received). The corresponding annual dividends payable to Treasury will increase to $4.6 billion. This dividend obligation exceeds our annual historical earnings in most periods, and will contribute to increasingly negative cash flows in future periods, if we pay the dividends in cash. In addition, the continuing deterioration in the financial and housing markets and further GAAP net losses will make it more likely that we will continue to have additional large draws under the Purchase Agreement in future periods, which will make it significantly more difficult to pay senior preferred dividends in cash in the future. Additional draws would also diminish the amount of Treasury’s remaining commitment available to us under the Purchase Agreement. As a result of additional draws and other factors, our cash flow from operations and earnings will likely be negative for the foreseeable future, there is significant uncertainty as to our future capital structure and long-term financial sustainability, and there are likely to be significant changes to our capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

Impact of Conservatorship and Related Actions on Our Business

Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. We regularly receive direction from our Conservator on how to pursue certain of these objectives. During the fourth quarter, the Conservator directed us to focus our efforts on assisting homeowners in the housing and mortgage markets. We responded by offering large-scale loan modification programs, temporarily suspending foreclosures and evictions and implementing other loss mitigation activities. These efforts are intended to help homeowners and the mortgage market and may help to mitigate credit losses, but some of them are expected to have an adverse impact on our future financial results. As a result, we will, in some cases, sacrifice the objectives of reducing the need to draw funds from Treasury and returning to long-term profitability as we provide this assistance. Additional draws on the Purchase Agreement will further increase our ongoing dividend obligations and, therefore, extend the period of time until we might be able to return to profitability.

On February 18, 2009, the Obama Administration announced the HASP, which includes (a) an initiative that will allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for that loan; and (b) an initiative to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default, through various government incentives to servicers, mortgage holders and homeowners. At present, it is difficult for us to predict the full extent of our activities under these initiatives and assess their impact on us. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans, the costs associated with the servicer and borrower incentive fees and the potential accounting impacts will be substantial.

Given the important role the Obama Administration has placed on Freddie Mac in addressing housing and mortgage market conditions, we may be required to take other actions that could have a negative impact on our business, financial results or condition. There are also other actions being contemplated by Congress, such as legislation that would provide bankruptcy judges the ability to lower the principal amount or interest rate, or both, on mortgage loans in bankruptcy proceedings that we anticipate will increase our credit losses.

Because we expect many of these objectives and initiatives will result in significant costs, and the extent to which we will be compensated or receive additional support for implementation of these actions is unclear, there is significant uncertainty as to the ultimate impact these activities will have on our future capital or liquidity needs. However, we believe that the increased level of support provided by Treasury and FHFA, as described above, is sufficient in the near-term to ensure we have adequate capital and liquidity to continue to conduct our normal business activities. Management is in the process of identifying and considering various actions that could be taken to reduce the significant uncertainties surrounding the business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited based on market conditions and other factors. Any actions we take will likely require approval by FHFA and Treasury before they are implemented. In addition, FHFA, Treasury or Congress may direct us to focus our efforts on

16	Freddie Mac

supporting the mortgage markets in ways that make it more difficult for us to implement any such actions. These actions and objectives also create risks and uncertainties that we discuss in “RISK FACTORS.”

Managing Our Business During Conservatorship

Since September 6, 2008, we have made a number of changes in the strategies we use to manage our business in support of our objectives outlined above. These include the changes we describe below.

Eliminating Planned Increase in Adverse Market Delivery Charge

As part of our efforts to increase liquidity in the mortgage market and make mortgage loans more affordable, we announced on October 3, 2008 that we were eliminating our previously announced 25 basis point increase in our adverse market delivery charge that was scheduled to take effect on November 7, 2008. The charge was intended to address potentially higher credit costs for certain products, and its elimination will reduce our future net income. In January 2009, we announced certain delivery fee increases that are more specifically targeted to mortgage products that present greater credit risk.

Temporarily Increasing the Size of Our Mortgage-Related Investments Portfolio

Consistent with our ability under the Purchase Agreement to increase the size of our on-balance sheet mortgage portfolio through the end of 2009, FHFA has directed us to acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio to provide additional liquidity to the mortgage market.

Increasing Our Loan Modification and Foreclosure Prevention Efforts

Working with our Conservator, we have significantly increased our loan modification and foreclosure prevention efforts since we entered into conservatorship. For example:

•	on November 11, 2008, our Conservator announced a broad-based “Streamlined Modification Program,” involving Freddie Mac, Fannie Mae, the FHA, FHFA and 27 seller/servicers, which is intended to offer fast-track loan modifications to certain troubled borrowers. Effective December 15, 2008, we directed our servicers to begin offering loan modifications to troubled borrowers under this program; and

•	we suspended foreclosure sales of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. We suspended evictions on real estate owned, or REO, properties from November 26, 2008 through April 1, 2009. Beginning March 7, 2009, we will suspend foreclosure sales for those loans that are eligible for modification under the HASP until our servicers determine that the borrower of such a loan is not responsive or that the loan does not qualify for a modification under HASP or any of our other alternatives to foreclosure.

For a discussion of the impact of these programs on our business, see “MD&A — CREDIT RISKS — Mortgage Credit Risk — Loss Mitigation Activities.” See also “Homeowner Affordability and Stability Plan” for information on our role in the Obama Administration’s plan to help homeowners.

Overview of Treasury Agreements

Senior Preferred Stock Purchase Agreement

The Conservator, acting on our behalf, entered into the Purchase Agreement on September 7, 2008. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and Treasury Secretary Geithner announced additional changes to the Purchase Agreement on February 18, 2009. Under the Purchase Agreement, Treasury initially provided us with its commitment to provide up to $100 billion in funding under specified conditions, which it has subsequently committed to increase to $200 billion. The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). In addition, the Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us if the Conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive these funds from Treasury. In exchange for Treasury’s funding commitment, we issued to Treasury, as an initial commitment fee: (1) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (2) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no other consideration from Treasury for issuing the senior preferred stock or the warrant.

Under the terms of the Purchase Agreement, Treasury is entitled to a dividend of 10% per year, paid on a quarterly basis (which increases to 12% per year if not paid timely and in cash) on the aggregate liquidation preference of the senior preferred stock, consisting of the initial liquidation preference of $1 billion plus funds we receive from Treasury and any

17	Freddie Mac

dividends and commitment fees not paid in cash. To the extent we draw on Treasury’s funding commitment, the liquidation preference of the senior preferred stock will be increased by the amount of funds we receive. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock. In addition, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury, which will accrue from January 1, 2010. We are required to pay this fee each quarter for as long as the Purchase Agreement is in effect. The amount of this fee has not yet been determined.

On November 24, 2008, we received $13.8 billion from Treasury under its commitment and on December 31, 2008 we paid dividends of $172 million in cash on the senior preferred stock to Treasury at the direction of the Conservator. The Director of FHFA has submitted a draw request to Treasury under the Purchase Agreement in the amount of $30.8 billion, which we expect to receive in March 2009. When this draw is received:

•	the aggregate liquidation preference of the senior preferred stock will increase from $1.0 billion as of September 8, 2008 to $45.6 billion; and

•	Treasury, the holder of the senior preferred stock, will be entitled to annual cash dividends of $4.6 billion, as calculated based on the aggregate liquidation preference of $45.6 billion.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we may not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations could increase further as a result of additional draws under the Purchase Agreement or any dividends or quarterly commitment fees payable under the Purchase Agreement that are not paid in cash. The amounts payable for dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth and, to the extent they are paid in cash, will increase the need for additional funding under the Purchase Agreement. In addition, the continuing deterioration in the financial and housing markets and further GAAP net losses will make it more likely that we will continue to have additional large draws under the Purchase Agreement in future periods, which will make it significantly more difficult to service senior preferred dividends in cash in the future. As a result of additional draws and other factors, our cash flow from operations and earnings will likely be negative for the foreseeable future, there is significant uncertainty as to our future capital structure and long-term financial sustainability, and there are likely to be significant changes to our current capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

The Purchase Agreement includes significant restrictions on our ability to manage our business, including limiting the amount of indebtedness we can incur and capping the size of our mortgage-related investments portfolio as of December 31, 2009. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” and “MD&A — OUR PORTFOLIOS” for a description and composition of our portfolios. Beginning in 2010, we must decrease the size of our mortgage-related investments portfolio at the rate of 10% per year until it reaches $250 billion. While the senior preferred stock is outstanding, we are prohibited from paying dividends (other than on the senior preferred stock) or issuing equity securities without Treasury’s consent.

The Purchase Agreement has an indefinite term and can terminate only in limited circumstances, which do not include the end of the conservatorship. The Purchase Agreement therefore could continue after the conservatorship ends. Treasury has the right to exercise the warrant, in whole or in part, at any time on or before September 7, 2028. We provide more detail about the provisions of the Purchase Agreement, the senior preferred stock and the warrant, the limited circumstances under which those agreements terminate, and the limitations they place on our ability to manage our business under “Treasury Agreements” below. See “RISK FACTORS” for a discussion of how the restrictions under the Purchase Agreement may have a material adverse effect on our business.

Liquidity and the Treasury Lending Agreement

In the second half of 2008, we experienced less demand for our debt securities as reflected in wider spreads on our term and callable debt. This reflected overall deterioration in our access to unsecured medium and long-term debt markets. There were many factors contributing to the reduced demand for our debt securities in the capital markets, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our debt securities. In addition, various U.S. government programs were still being digested by market participants, which created uncertainty as to whether competing obligations of other companies were more attractive investments than our debt securities.

As our ability to issue long-term debt has been limited, we have relied increasingly on short-term debt to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we have been required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand, increasing interest rates and adverse credit market conditions. On November 25, 2008, the Federal Reserve announced that it would purchase up to $100 billion in direct obligations of us, Fannie Mae, and the FHLBs, and up to $500 billion of mortgage-related securities issued by us,

18	Freddie Mac

Fannie Mae and Ginnie Mae by the end of the second quarter of 2009. Since that time, we have experienced improved demand for our issuances of long-term debt, indicating that these conditions are beginning to improve and demonstrating greater ability for us to access the long-term debt markets.

On September 18, 2008, we entered into the Lending Agreement with Treasury, pursuant to which Treasury established a new secured lending credit facility that is available to us until December 31, 2009 as a liquidity back-stop. In order to borrow pursuant to the Lending Agreement, we are required to post collateral in the form of Freddie Mac or Fannie Mae mortgage-related securities to secure all borrowings thereunder. The terms of any borrowings under the Lending Agreement, including the interest rate payable on the loan and the amount of collateral we will need to provide as security for the loan, will be determined by Treasury. Treasury is not obligated under the Lending Agreement to make any loan to us. Treasury does not have authority to extend the term of this credit facility beyond December 31, 2009, which is when Treasury’s temporary authority to purchase our obligations and other securities, granted by the Reform Act, expires. After December 31, 2009, Treasury still may purchase up to $2.25 billion of our obligations under its permanent authority, as set forth in our charter. We do not currently have plans to use the Lending Agreement and are uncertain as to the impact, if any, its expiration might have on our operations or liquidity.

As of March 10, 2009, we have not borrowed any amounts under the Lending Agreement. The terms of the Lending Agreement are described in more detail in “Treasury Agreements.”

We believe we will continue to have adequate access to the short and medium-term debt markets for the purpose of refinancing our debt obligations as they become due. We also have had undisrupted access to the derivatives markets, as necessary, for the purposes of entering into derivatives to manage our duration risk.

Changes in Company Management and our Board of Directors

We have had significant changes in our Board of Directors and senior management since our entry into conservatorship on September 6, 2008.

On September 7, 2008, the Conservator appointed David M. Moffett as our Chief Executive Officer, effective immediately. Since September 7, 2008, we have announced the departures of our former Chief Financial Officer and our former Chief Business Officer.

Eight members of our Board of Directors resigned following our entry into conservatorship, including Richard F. Syron, our former Chairman and Chief Executive Officer. On September 16, 2008, the Conservator appointed John A. Koskinen as the non-executive Chairman of our Board of Directors. On December 18, 2008, the Conservator appointed ten additional directors to the Board of Directors (including three who were on the Board of Directors prior to conservatorship), and delegated certain roles and responsibilities to the Board of Directors as discussed below under “Managing our Business During Conservatorship.”

Mr. Moffett has resigned from his position as Chief Executive Officer and as a member of our Board of Directors, effective no later than March 13, 2009. Mr. Koskinen has been appointed Interim Chief Executive Officer and Robert R. Glauber has been appointed interim non-executive Chairman of the Board of Directors, effective upon Mr. Moffett’s resignation.

Supervision of our Business During Conservatorship

We experienced a change in control when we were placed into conservatorship on September 6, 2008. Under conservatorship, we have additional heightened supervision and direction from our regulator, FHFA, which is also acting as our Conservator. As Conservator, FHFA has succeeded to the powers of our Board of Directors and management, as well as the powers of our stockholders. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business.

Because the Conservator has succeeded to the powers, including voting rights, of our stockholders, who therefore do not currently have voting rights of their own, we do not expect to hold stockholders’ meetings during the conservatorship, nor will we prepare or provide proxy statements for the solicitation of proxies.

Below is a summary comparison of various features of our business before and after we were placed into conservatorship and entered into the Purchase Agreement. Following this summary, we provide additional information about a number of aspects of our business now that we are in conservatorship under “Managing Our Business During Conservatorship.” In addition, we describe the impacts of the Treasury Agreements on our business above under “Overview of Treasury Agreements” and below under “Treasury Agreements.”

19	Freddie Mac

Topic	Before Conservatorship	During Conservatorship

Authority of Board of Directors, Management and Stockholders
•   Board of Directors with right to determine the general policies governing the operations of the company and exercise all power and authority of the company except as vested in stockholders or as the Board of Directors chooses to delegate to management

•   Board of Directors delegated significant authority to management

•   Stockholders with specified voting rights

•   FHFA, as Conservator, has all of the power and authority of the Board of Directors, management and the stockholders

•   The Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations. The Conservator retains overall management authority, including the authority to withdraw its delegations of authority at any time

•   Stockholders have no voting rights because the voting rights are vested in the Conservator

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

Structure of Board of Directors
•   13 directors: 11 independent, plus Chairman and Chief Executive Officer, and one vacancy; independent, non-management lead director

•   Five standing Board committees, including Audit Committee in which one of the five independent members was an “audit committee financial expert”

•   11 directors, with delegation by the Conservator of specified roles and responsibilities: nine independent, including Chairman of the Board and three directors who were also directors of Freddie Mac immediately prior to conservatorship; and two non-independent, including the Chief Executive Officer. Two additional board members may be added to the Board of Directors, subject to approval of the Conservator.

•   Mr. Moffett has resigned from the Board of Directors, effective no later than March 13, 2009. Effective upon Mr. Moffett’s resignation and pending the appointment of a new Chief Executive Officer, John A. Koskinen, who has been serving as non-executive Chairman of the Board of Directors, will assume the role of Interim Chief Executive Officer, and Robert R. Glauber will assume the role of interim non-executive Chairman. During the period that Mr. Koskinen is serving as Interim Chief Executive Officer, he will not be an independent director and the Board will have 10 directors, 8 of whom will be independent.

•   Four standing Board committees, including Audit Committee consisting of four independent members, one of which is an “audit committee financial expert”

Management	• Richard F. Syron served as Chairman and Chief Executive Officer from December 2003 to September 6, 2008	• David M. Moffett began serving as Chief Executive Officer on September 7, 2008. Mr. Moffett has resigned from his position as Chief Executive Officer, effective no later than March 13, 2009. See “Structure of Board of Directors” above.

Capital	• Statutory and regulatory capital requirements • Capital classifications as to adequacy of capital provided by FHFA on quarterly basis	• Statutory and regulatory capital requirements not binding • Quarterly capital classifications by FHFA suspended

Net Worth(1)	• Receivership mandatory if our assets are less than our obligations for 60 days
•   Conservator has directed management to focus on maintaining positive stockholders’ equity in order to avoid both the need to request funds under the Purchase Agreement and mandatory receivership

•   Receivership mandatory if FHFA makes a written determination that our assets are and have been less than our obligations for 60 days(2)

Managing for the Benefit of Stockholders	• Maximize common stockholder value over the long term • Fulfill our mission of providing liquidity, stability and affordability to the mortgage market
•   No longer managed with a strategy to maximize common stockholder returns

•   Maintain positive net worth and fulfill our mission of providing liquidity, stability and affordability to the mortgage market

•   Focus on returning to long-term profitability if it does not adversely affect our ability to maintain net worth or fulfill our mission or other initiatives, as directed by our Conservator

(1)	Our net worth generally refers to our assets less our liabilities, as reflected on our GAAP balance sheet. If we have a negative net worth (which means that our liabilities exceed our assets, as reflected on our GAAP balance sheet), then, if requested by the Conservator (or by our Chief Financial Officer, if we are not under conservatorship), Treasury is required to provide funds to us pursuant to the Purchase Agreement. Net worth is substantially the same as stockholders’ equity (deficit); however, net worth also includes the minority interests that third parties own in our consolidated subsidiaries (which was $94 million as of December 31, 2008). At December 31, 2008, we had a negative net worth of $30.6 billion.
(2)	Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

20	Freddie Mac

Our Board of Directors and Management During Conservatorship

We can, and have continued to, enter into and enforce contracts with third parties. The Conservator retains the authority to withdraw its delegations of authority at any time. The Conservator is working with the Board of Directors and management to address and determine the strategic direction for the company.

The Conservator has instructed the Board of Directors that it should consult with and obtain the approval of the Conservator before taking action in the following areas:

•	actions involving capital stock, dividends, the Purchase Agreement, increases in risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

•	the creation of any subsidiary or affiliate or any substantial transaction between Freddie Mac and any of its subsidiaries or affiliates, except for transactions undertaken in the ordinary course (e.g., the creation of a REMIC, real estate investment trust or similar vehicle);

•	matters that relate to conservatorship, such as, but not limited to, the initiation and material actions in connection with significant litigation addressing the actions or authority of the Conservator, repudiation of contracts, qualified financial contracts in dispute due to our conservatorship, and counterparties attempting to nullify or amend contracts due to our conservatorship;

•	actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above (including, regardless of title, executive positions with the functions of Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Business Officer, Chief Investment Officer, Treasurer, Chief Compliance Officer, Chief Risk Officer and Chief/General/Internal Auditor);

•	actions involving the retention and termination of external auditors, and law firms serving as consultants to the Board of Directors;

•	settlements in excess of $50 million of litigation, claims, regulatory proceedings or tax-related matters;

•	any merger with or purchase or acquisition of a business involving consideration in excess of $50 million; and

•	any action that in the reasonable business judgment of the Board of Directors at the time that the action is taken is likely to cause significant reputational risk.

Powers of the Conservator

The Reform Act, which was signed into law on July 30, 2008, replaced the conservatorship provisions previously applicable to Freddie Mac with conservatorship provisions based generally on federal banking law. As discussed below, FHFA has broad powers when acting as our conservator. For more information on the Reform Act, see “Regulation and Supervision.”

General Powers of the Conservator

Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets. The Conservator also succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party.

Under the Reform Act, the Conservator may take any actions it determines are necessary and appropriate to carry on our business, support public policy objectives, and preserve and conserve our assets and property. The Conservator’s powers include the ability to transfer or sell any of our assets or liabilities (subject to certain limitations and post-transfer notice provisions for transfers of qualified financial contracts, as defined below under “Special Powers of the Conservator — Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts”) without any approval, assignment of rights or consent of any party. The Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac securitization trust must be held for the beneficial owners of the trust and cannot be used to satisfy our general creditors.

Under the Reform Act, in connection with any sale or disposition of our assets, the Conservator must conduct its operations to maximize the net present value return from the sale or disposition, to minimize the amount of any loss realized, and to ensure adequate competition and fair and consistent treatment of offerors. The Conservator is required to maintain a full accounting of the conservatorship and make its reports available upon request to stockholders and members of the public.

We remain liable for all of our obligations relating to our outstanding debt and mortgage-related securities. In a Fact Sheet dated September 7, 2008, FHFA indicated that our obligations will be paid in the normal course of business during the conservatorship.

Special Powers of the Conservator

Disaffirmance and Repudiation of Contracts

Under the Reform Act, the Conservator may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that we entered into prior to its appointment as Conservator if it determines, in its sole discretion, that

21	Freddie Mac

performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of our affairs. The Reform Act requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as Conservator. We can, and have continued to, enter into, perform and enforce contracts with third parties.

The Conservator has advised us that it has no intention of repudiating any guarantee obligation relating to Freddie Mac’s mortgage-related securities because it views repudiation as incompatible with the goals of the conservatorship.

In general, the liability of the Conservator for the disaffirmance or repudiation of any contract is limited to actual direct compensatory damages determined as of September 6, 2008, which is the date we were placed into conservatorship. The liability of the Conservator for the disaffirmance or repudiation of a qualified financial contract is limited to actual direct compensatory damages (which are deemed to include normal and reasonable costs of cover or other reasonable measure of damages utilized in the industries for such contract and agreement claims) determined as of the date of the disaffirmance or repudiation. If the Conservator disaffirms or repudiates any lease to or from us, or any contract for the sale of real property, the Reform Act specifies the liability of the Conservator.

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

Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts

Notwithstanding the Conservator’s powers under the Reform Act described above, the Conservator must recognize legally enforceable or perfected security interests, except where such an interest is taken in contemplation of our insolvency or with the intent to hinder, delay or defraud us or our creditors. In addition, the Reform Act provides that no person will be stayed or prohibited from exercising specified rights in connection with qualified financial contracts, including termination or acceleration (other than solely by reason of, or incidental to, the appointment of the Conservator), rights of offset, and rights under any security agreement or arrangement or other credit enhancement relating to such contract. The term qualified financial contract means any securities contract, commodity contract, forward contract, repurchase agreement, swap agreement and any similar agreement, as determined by FHFA by regulation, resolution or order.

Avoidance of Fraudulent Transfers

Under the Reform Act, the Conservator may avoid, or refuse to recognize, a transfer of any property interest of Freddie Mac or of any of our debtors, and also may avoid any obligation incurred by Freddie Mac or by any debtor of Freddie Mac, if the transfer or obligation was made: (1) within five years of September 6, 2008; and (2) with the intent to hinder, delay, or defraud Freddie Mac, FHFA, the Conservator or, in the case of a transfer in connection with a qualified financial contract, our creditors. To the extent a transfer is avoided, the Conservator may recover, for our benefit, the property or, by court order, the value of that property from the initial or subsequent transferee, other than certain transfers that were made for value and in good faith. These rights are superior to any rights of a trustee or any other party, other than a federal agency, under the U.S. bankruptcy code.

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

Suspension of Legal Actions

Under the Reform Act, in any judicial action or proceeding to which we are or become a party, the Conservator may request, and the applicable court must grant, a stay for a period not to exceed 45 days.

Treatment of Breach of Contract Claims

Under the Reform Act, any final and unappealable judgment for monetary damages against the Conservator for breach of an agreement executed or approved in writing by the Conservator will be paid as an administrative expense of the Conservator.

Attachment of Assets and Other Injunctive Relief

Under the Reform Act, the Conservator may seek to attach assets or obtain other injunctive relief without being required to show that any injury, loss or damage is irreparable and immediate.

22	Freddie Mac

Subpoena Power

The Reform Act provides the Conservator, with the approval of the Director of FHFA, with subpoena power for purposes of carrying out any power, authority or duty with respect to Freddie Mac.

Treasury Agreements

The Reform Act granted Treasury temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by Freddie Mac on such terms and conditions and in such amounts as Treasury may determine, upon mutual agreement between Treasury and Freddie Mac. As of March 10, 2009, Treasury had used this authority as described below:

Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and Treasury Secretary Geithner announced additional changes to the Purchase Agreement on February 18, 2009. Pursuant to the Purchase Agreement, on September 8, 2008 we issued to Treasury one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1 billion), and a warrant for the purchase of our common stock. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. However, as discussed below, deficits in our net worth have made it necessary for us to make substantial draws on Treasury’s funding commitment under the Purchase Agreement.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the initial commitment from Treasury to provide up to $100 billion (which Treasury has committed to increase to $200 billion) in funds to us under the terms and conditions set forth in the Purchase Agreement. In addition to the issuance of the senior preferred stock and warrant, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury. This quarterly commitment fee will accrue from January 1, 2010. The fee, in an amount to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s funding commitment as then in effect, will be determined on or before December 31, 2009, and will be reset every five years. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP balance sheet for the applicable fiscal quarter (referred to as the deficiency amount), provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury’s commitment. The Purchase Agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement), then FHFA, in its capacity as our Conservator, may request that Treasury provide funds to us in such amount. The Purchase Agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement). Any amounts that we draw under the Purchase Agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the Purchase Agreement.

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and (3) the funding by Treasury of the maximum amount of the commitment under the Purchase Agreement. In addition, Treasury may terminate its funding commitment and declare the Purchase Agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the Conservator or otherwise curtails the Conservator’s powers. Treasury may not terminate its funding commitment under the Purchase Agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

The Purchase Agreement provides that most provisions of the agreement may be waived or amended by mutual written agreement of the parties; however, no waiver or amendment of the agreement is permitted that would decrease Treasury’s

23	Freddie Mac

aggregate funding commitment or add conditions to Treasury’s funding commitment if the waiver or amendment would adversely affect in any material respect the holders of our debt securities or Freddie Mac mortgage guarantee obligations.

In the event of our default on payments with respect to our debt securities or Freddie Mac mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Freddie Mac mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of: (1) the amount necessary to cure the payment defaults on our debt and Freddie Mac mortgage guarantee obligations; and (2) the lesser of: (a) the deficiency amount; and (b) the maximum amount of the commitment less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.

Issuance of Senior Preferred Stock

Pursuant to the Purchase Agreement described above, we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

Shares of the senior preferred stock have a par value of $1, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances.

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. The initial dividend was paid in cash on December 31, 2008 at the direction of the Conservator, for the period from but not including September 8, 2008 through and including December 31, 2008, in the aggregate amount of $172 million. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

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

24	Freddie Mac

Issuance of Common Stock Warrant

Pursuant to the Purchase Agreement described above, on September 7, 2008, we, through FHFA, in its capacity as Conservator, issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

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

As of March 10, 2009, Treasury has not exercised the warrant.

Lending Agreement

On September 18, 2008, we entered into the Lending Agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Lending Agreement require approval from Treasury at the time of request. Treasury is not obligated under the Lending Agreement to make, increase, renew or extend any loan to us. The Lending Agreement does not specify a maximum amount that may be borrowed thereunder, but any loans made to us by Treasury pursuant to the Lending Agreement must be collateralized by Freddie Mac or Fannie Mae mortgage-related securities. Further, unless amended or waived by Treasury, the amount we may borrow under the Lending Agreement is limited by the restriction on our aggregate indebtedness under the Purchase Agreement.

The Lending Agreement does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on daily LIBOR for a similar term of the loan plus 50 basis points. In the event that all or a portion of a loan repayment amount is not paid when due, interest on the unpaid portion of the loan repayment amount will be calculated at a rate 500 basis points higher than the applicable rate then in effect until the unpaid loan repayment amount is paid in full. Given that the interest rate we are likely to be charged under the Lending Agreement will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility in significant amounts could have a material adverse impact on our financial results.

As of March 10, 2009, we have not requested any loans or borrowed any amounts under the Lending Agreement.

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

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

•	sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	terminate the conservatorship (other than in connection with a receivership);

•	sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for

25	Freddie Mac

cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio beginning in 2010;

•	incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008 (which Treasury has committed to increase correspondingly to the increase in the limit on our mortgage assets discussed below), calculated based primarily on the carrying value of our indebtedness as reflected on our GAAP balance sheet;

•	issue any subordinated debt;

•	enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	engage in transactions with affiliates unless the transaction is (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant, (b) upon arm’s length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

The Purchase Agreement also provides that we may not own mortgage assets in excess of: (a) $850 billion on December 31, 2009 (which Treasury has committed to increase to $900 billion), based on the carrying value of such assets as reflected on our GAAP balance sheet; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of our mortgage assets as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We are required under the Purchase Agreement to provide annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to Treasury in accordance with the time periods specified in the SEC’s rules. In addition, our designated representative (which, during the conservatorship, is the Conservator) is required to provide quarterly certifications to Treasury concerning compliance with the covenants contained in the Purchase Agreement and the accuracy of the representations made pursuant to the agreement. We also are obligated to provide prompt notice to Treasury of the occurrence of specified events, such as the filing of a lawsuit that would reasonably be expected to have a material adverse effect. As of March 10, 2009, we believe we were in compliance with the covenants under the Purchase Agreement.

Warrant Covenants

The warrant we issued to Treasury includes, among others, the following covenants: (a) our SEC filings under the Exchange Act will comply in all material respects as to form with the Exchange Act and the rules and regulations thereunder; (b) we may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights; (c) we may not take any action that will result in an increase in the par value of our common stock; (d) we may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and (e) we must provide Treasury with prior notice of specified actions relating to our common stock, such as setting a record date for a dividend payment, granting subscription or purchase rights, authorizing a recapitalization, reclassification, merger or similar transaction, commencing a liquidation of the company or any other action that would trigger an adjustment in the exercise price or number or amount of shares subject to the warrant.

As of March 10, 2009, we believe we were in compliance with the covenants under the warrant.

Lending Agreement Covenants

The Lending Agreement includes covenants requiring us, among other things:

•	to maintain Treasury’s security interest in the collateral, including the priority of the security interest, and take actions to defend against adverse claims;

•	not to sell or otherwise dispose of, pledge or mortgage the collateral (other than Treasury’s security interest);

•	not to act in any way to impair, or fail to act in a way to prevent the impairment of, Treasury’s rights or interests in the collateral;

•	promptly to notify Treasury of any failure or impending failure to meet our regulatory capital requirements;

•	to provide for periodic audits of collateral held under borrower-in-custody arrangements, and to comply with certain notice and certification requirements;

26	Freddie Mac

•	promptly to notify Treasury of the occurrence or impending occurrence of an event of default under the terms of the Lending Agreement; and

•	to notify Treasury of any change in applicable law or regulations, or in our charter or bylaws, or certain other events, that may materially affect our ability to perform our obligations under the Lending Agreement.

As of March 10, 2009, we believe we were in compliance with the covenants under the Lending Agreement.

Effect of Conservatorship and Treasury Agreements on Existing Stockholders

The conservatorship and Purchase Agreement have materially limited the rights of our common and preferred stockholders (other than Treasury as holder of the senior preferred stock). The conservatorship has had the following adverse effects on our common and preferred stockholders:

•	the powers of the stockholders are suspended during the conservatorship. Accordingly, our common stockholders do not have the ability to elect directors or to vote on other matters during the conservatorship unless the Conservator delegates this authority to them;

•	the Conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock) during the conservatorship; and

•	according to a statement made by the then Secretary of the Treasury on September 7, 2008, because we are in conservatorship, we will no longer be managed with a strategy to maximize common stockholder returns.

The Purchase Agreement and the senior preferred stock and warrant issued to Treasury pursuant to the agreement have had the following adverse effects on our common and preferred stockholders:

•	the senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company;

•	the Purchase Agreement prohibits the payment of dividends on common or preferred stock (other than the senior preferred stock) without the prior written consent of Treasury; and

•	the warrant provides Treasury with the right to purchase shares of our common stock equal to up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise for a nominal price, thereby substantially diluting the ownership in Freddie Mac of our common stockholders at the time of exercise. Until Treasury exercises its rights under the warrant or its right to exercise the warrant expires on September 7, 2028 without having been exercised, the holders of our common stock continue to have the risk that, as a group, they will own no more than 20.1% of the total voting power of the company. Under our charter, bylaws and applicable law, 20.1% is insufficient to control the outcome of any vote that is presented to the common stockholders. Accordingly, existing common stockholders have no assurance that, as a group, they will be able to control the election of our directors or the outcome of any other vote after the time, if any, that the conservatorship ends.

As described above, the conservatorship and Treasury agreements also impact our business in ways that indirectly affect our common and preferred stockholders. By their terms, the Purchase Agreement, senior preferred stock and warrant will continue to exist even if we are released from the conservatorship. For a description of the risks to our business relating to the conservatorship and Treasury Agreements, see “RISK FACTORS.”

Treasury Mortgage-Related Securities Purchase Program

On September 7, 2008, Treasury announced a program under which it will purchase GSE mortgage-related securities in the open market. The size and timing of Treasury’s purchases of GSE mortgage-related securities will be subject to the discretion of the Secretary of the Treasury. According to Treasury, the scale of the program will be based on developments in the capital markets and housing markets. On February 18, 2009, Treasury reaffirmed its plans to continue purchasing GSE mortgage-related securities. Treasury’s authority to purchase such securities expires on December 31, 2009. As of January 31, 2009, according to information provided by Treasury, it held $94.2 billion of GSE mortgage-related securities under this program.

Federal Reserve Debt and Mortgage-Related Securities Purchase Program

On November 25, 2008, the Federal Reserve announced a program to purchase up to $100 billion of direct obligations of Freddie Mac, Fannie Mae and the FHLBs, and up to $500 billion of mortgage-related securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. According to the Federal Reserve, the goal of this program is to reduce the cost and increase the availability of credit for the purchase of houses, which, in turn, should support housing markets and foster improved conditions in financial markets more generally. According to the Federal Reserve, its purchases of direct obligations of Freddie Mac, Fannie Mae and the FHLBs are intended to reduce the interest rate spreads between these direct obligations and debt issued by Treasury. The Federal Reserve will purchase these direct obligations and mortgage-related securities from primary dealers. The Federal Reserve began purchasing direct obligations and mortgage-related securities under the program in December 2008 and January 2009, respectively. The Federal Reserve has indicated that it expects to complete the

27	Freddie Mac

purchases of mortgage-related securities by the end of the second quarter of 2009. As of February 25, 2009, according to information provided by the Federal Reserve, it held $17.3 billion of our direct obligations and purchased $74.2 billion of our mortgage-related securities under this program.

Homeowner Affordability and Stability Plan

On February 18, 2009, the Obama Administration announced the HASP. In addition to the announced changes to the Purchase Agreement discussed above, as well as Treasury’s continued purchases of Freddie Mac and Fannie Mae mortgage-related securities, HASP includes the following initiatives:

•	Loan Modification Program. Under HASP, we will offer to financially struggling homeowners loan modifications that reduce their monthly principal and interest payments on their mortgages. This program will be conducted in accordance with HASP requirements for borrower eligibility. The program seeks to provide a uniform, consistent regime that servicers would use in modifying loans to prevent foreclosures. Under the program, servicers that service loans we own or guarantee will be incented to reduce at-risk borrowers’ monthly mortgage payments to as little as 31% of gross monthly income, which may be achieved through a variety of methods, including interest rate reductions, principal forbearance and term extensions. Although HASP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we do not currently anticipate that principal reduction will be used in modifying our loans. We will bear the full cost of these modifications and will not receive a reimbursement from Treasury. Servicers will be paid incentive fees both when they originally modify a loan, and over time, if the modified loan remains current. Borrowers whose loans are modified through this program will also accrue monthly incentive payments that will be applied to reduce their principal as they successfully make timely payments over a period of five years. Freddie Mac, rather than Treasury, will bear the costs of these servicer and borrower incentive fees. Mortgage holders are also entitled to certain subsidies for reducing the monthly payments from 38% to 31% of the borrower’s income; however, we will not receive such subsidies on mortgages owned or guaranteed by us. As the details of this program continue to develop, there may be additional incentive fees and other costs that we will bear.

•	Compliance Agent. We will play a role under HASP as the compliance agent for foreclosure prevention activities. As the program compliance agent, we will conduct examinations and review servicer compliance with the published rules for the program with respect to mortgages not owned or guaranteed by us or by Fannie Mae, and report results to Treasury. These examinations will be primarily on-site but will also involve off-site documentation reviews. Based on the examinations, we may also provide Treasury with advice, guidance and lessons learned to improve operation of the program. Treasury will reimburse us for the expenses we incur in connection with providing these services.

•	Streamlined Refinancing Initiative. Under HASP, we will help borrowers who have mortgages with current loan-to-value, or LTV, ratios up to 105% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. We have worked with our Conservator and regulator, FHFA, to provide us the flexibility to implement this element of HASP. Through the initiative, we will offer this refinancing option only for qualifying mortgage loans we hold in our portfolio or that we guarantee. We will continue to hold the portion of the credit risk not covered by mortgage insurance for refinanced loans under this initiative. We expect to issue guidelines describing the details of this initiative and we expect to implement this initiative in the second quarter of 2009.

The HASP is designed to help in the housing recovery, to promote liquidity and housing affordability, to expand our foreclosure prevention efforts and to set market standards. The Obama administration announced that the key components of the plan are providing access to low-cost refinancing for responsible homeowners suffering from falling house prices, creating a $75 billion homeowner stability initiative to reach up to three to four million at-risk homeowners and supporting low mortgage rates by strengthening confidence in Freddie Mac and Fannie Mae.

We expect that our efforts under the HASP will replace the previously announced Streamlined Modification Program. The potential impact of the loan modification program under HASP on our business differs from that of the Streamlined Modification Program in three respects: (i) the HASP loan modification program will provide for greater reductions in borrower monthly payments; (ii) the HASP loan modification program will include modifications of mortgages not yet in default but under which default is deemed to be imminent; and (iii) the HASP loan modification program will require us to provide additional monetary incentives for servicers and borrowers to enter into loan modifications.

At present, it is difficult for us to predict the full extent of our activities under these initiatives and assess their impact on us. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans, the costs associated with servicer and borrower incentive fees and the related accounting impacts, will be substantial. HASP will require us, in some cases, to modify loans when default is imminent even though the borrower’s mortgage payments are current. If current loans are modified and are purchased from PC pools, our guarantee may no longer be eligible for an exception from derivative accounting under SFAS 133, thereby requiring us, pursuant to our current accounting policy, to account for our guarantee as a derivative instrument. Management

28	Freddie Mac

is working internally and with regulatory agencies to consider potential changes to our modification practices or current accounting policy to maintain the SFAS 133 exemption. If our efforts to maintain our exemption from derivative accounting for our guarantee are unsuccessful, our entire guarantee may be accounted for as a derivative instrument as early as the second quarter of 2009; however, the precise timing remains uncertain.

New York Stock Exchange Matters

On November 17, 2008, we received a notice from the New York Stock Exchange, or NYSE, that we had failed to satisfy one of the NYSE’s standards for continued listing of our common stock. Specifically, the NYSE advised us that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock over a consecutive 30 trading-day period was less than $1.00 per share. As a result, the NYSE informed us that we were not in compliance with the NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual.

On December 2, 2008, we advised the NYSE of our intent to cure this deficiency by May 18, 2009, and that we may undertake a reverse stock split in order to do so. On February 26, 2009, the NYSE submitted a rule change to the SEC (which the SEC has designated as effective as of that date) suspending the application of its minimum price listing standard until June 30, 2009. Under this rule change, we can return to compliance with the minimum price standard during the suspension period if at the end of any calendar month during the suspension our common stock has a closing price of at least $1.00 on the last trading day of such month and a $1.00 average share price based on the 30 trading days preceding the end of such month. If we do not regain compliance during the suspension period, the six-month compliance period that began on November 17, 2008 will recommence and we will have the remaining balance of that period to meet the standard.

If we fail to cure this deficiency when the minimum price standard recommences, the NYSE rules provide that the NYSE will initiate suspension and delisting procedures. The delisting of our common stock would likely also result in the delisting of our NYSE-listed preferred stock. The delisting of our common stock or NYSE-listed preferred stock would require any trading in these securities to occur in the over-the-counter market and could adversely affect the market prices and liquidity of the markets for these securities. If necessary, we will work with our Conservator to determine the specific action or actions that we may take to cure the deficiency, but there is no assurance any actions we may take will be successful. Our average share price for the 30 consecutive trading days ended as of the filing of this annual report on Form 10-K was less than $1 per share.

Regulation and Supervision

We experienced a number of significant changes in our regulatory and supervisory environment in 2008 as a result of the enactment of the Reform Act, which was signed into law on July 30, 2008 as part of The Housing and Economic Recovery Act of 2008, as well as our entry into conservatorship. The Reform Act consolidated regulation of Freddie Mac, Fannie Mae and the FHLBs into a single regulator, FHFA. Under the Reform Act, regulation of our mission was substantially transferred from the Department of Housing and Urban Development, or HUD, to FHFA. Our former safety and soundness regulator, the Office of Federal Housing Enterprise Oversight, or OFHEO, will remain in existence for a transition period of up to one year from the enactment of the Reform Act.

Federal Housing Finance Agency

FHFA is an independent agency of the federal government responsible for oversight of the operations of Freddie Mac, Fannie Mae and the FHLBs. FHFA has a Director appointed by the President and confirmed by the Senate for a five-year term, removable only for cause. In the discussion below, we refer to Freddie Mac and Fannie Mae as the “enterprises.”

The Reform Act established the Federal Housing Finance Oversight Board, or the Oversight Board, which is responsible for advising the Director of FHFA with respect to overall strategies and policies. The Oversight Board consists of the Director of FHFA as Chairperson, the Secretary of the Treasury, the Chair of the SEC and the Secretary of HUD.

The Reform Act provided FHFA with new safety and soundness authority that is comparable to, and in some respects, broader than that of the federal banking agencies. The Reform Act also gave FHFA enhanced powers that, even if we were not placed into conservatorship, include the authority to raise capital levels above statutory minimum levels, regulate the size and content of our mortgage-related investments portfolio, and approve new mortgage products.

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

Receivership

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership

29	Freddie Mac

determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. These include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent.

Capital Standards

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital. FHFA continues to publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not publish our critical capital, risk-based capital or subordinated debt levels during conservatorship.

The GSE Act established regulatory capital requirements for us that include ratio-based minimum and critical capital requirements and a risk-based capital requirement. Prior to September 6, 2008, these standards determined the amounts of core capital and total capital that we were to maintain to meet regulatory capital requirements. Core capital consisted of the par value of outstanding common stock (common stock issued less common stock held in treasury), the par value of outstanding non-cumulative, perpetual preferred stock, additional paid-in capital and retained earnings (accumulated deficit), as determined in accordance with GAAP. Total capital included core capital and general reserves for mortgage and foreclosure losses and any other amounts available to absorb losses that FHFA included by regulation.

On October 9, 2008, FHFA also announced that it will engage in rule-making to revise our minimum capital and risk-based capital requirements. The Reform Act provides that FHFA may increase minimum capital levels from the existing statutory percentages either by regulation or on a temporary basis by order. FHFA may also, by regulation or order, establish capital or reserve requirements with respect to any product or activity of an enterprise, as FHFA considers appropriate. In addition, under the Reform Act, FHFA must, by regulation, establish risk-based capital requirements to ensure the enterprises operate in a safe and sound manner, maintaining sufficient capital and reserves to support the risks that arise in their operations and management. In developing the new risk-based capital requirements, FHFA is not bound by the risk-based capital standards in effect prior to our entry into conservatorship.

Our capital standards in effect prior to our entry into conservatorship on September 6, 2008 are set forth below:

•	Minimum Capital. The minimum capital standard required us to hold an amount of core capital that was generally equal to the sum of 2.50% of aggregate on-balance sheet assets and approximately 0.45% of the sum of outstanding mortgage-related securities we guaranteed and other aggregate off-balance sheet obligations.

•	Mandatory Target Capital Surplus. FHFA directed us to maintain a 20% mandatory target surplus above our statutory minimum capital requirement.

•	Critical Capital. The critical capital standard required us to hold an amount of core capital that was generally equal to the sum of 1.25% of aggregate on-balance sheet assets and approximately 0.25% of the sum of outstanding mortgage-related securities we guaranteed and other aggregate off-balance sheet obligations.

•	Risk-Based Capital. The risk-based capital standard required the application of a stress test to determine the amount of total capital that we were to hold to absorb projected losses resulting from adverse interest-rate and credit-risk conditions that had been specified by the GSE Act prior to enactment of the Reform Act, and added 30% additional capital to provide for management and operations risk.

For additional information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Adequacy” and “NOTE 10: REGULATORY CAPITAL” to our consolidated financial statements. Also, see “RISK FACTORS — Legal and Regulatory Risks” for more information.

Housing Goals and Home Purchase Subgoals

Prior to the enactment of the Reform Act, HUD had general regulatory authority over Freddie Mac, including authority over our affordable housing goals and new programs. Under the Reform Act, FHFA now has general regulatory authority over us.

HUD established annual affordable housing goals, which are set forth below in Table 2. The goals, which are set as a percentage of the total number of dwelling units underlying our total mortgage purchases, have risen steadily since they became permanent in 1995. The goals are intended to expand housing opportunities for low- and moderate-income families,

30	Freddie Mac

low-income families living in low-income areas, very low-income families and families living in HUD-defined underserved areas. The goal relating to low-income families living in low-income areas and very low-income families is referred to as the “special affordable” housing goal. This special affordable housing goal also includes a multifamily annual minimum dollar volume target of qualifying multifamily mortgage purchases. In addition, HUD has established three subgoals that are expressed as percentages of the total number of mortgages we purchased that finance the purchase of single-family, owner-occupied properties located in metropolitan areas.

Under the Reform Act, the annual housing goals previously established by HUD and in place for 2008 remain in effect for 2009, except that within 270 days from July 30, 2008, FHFA must review the 2009 housing goals to determine the feasibility of such goals in light of current market conditions and, after seeking public comment for up to 30 days, FHFA may make appropriate adjustments to the 2009 goals consistent with market conditions. Effective beginning calendar year 2010, the Reform Act replaces the existing annual affordable housing goals with the requirement that FHFA establish single-family and multifamily annual affordable housing goals by regulation.

Table 2 — Housing Goals and Home Purchase Subgoals for 2008 and 2009(1)

	Housing Goals
	2009(2)	2008

Low- and moderate-income goal	56%	56%
Underserved areas goal	39	39
Special affordable goal	27	27
Multifamily special affordable volume target (in billions)	$3.92	$3.92

	Home Purchase Subgoals
	2009(2)	2008

Low- and moderate-income subgoal	47%	47%
Underserved areas subgoal	34	34
Special affordable subgoal	18	18

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages will be determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.
(2)	Pursuant to the Reform Act, FHFA may make appropriate adjustments to the 2009 goals consistent with market conditions.

Our performance with respect to the goals and subgoals for 2006 and 2007 is summarized in Table 3. HUD determined that we met the goals and subgoals for 2006. In March 2008, we reported to HUD that we achieved all of the goals and subgoals for 2007 except two home purchase subgoals (the low- and moderate-income subgoal and the special affordable housing subgoal). We believed that achievement of these two home purchase subgoals was infeasible in 2007 under the terms of the GSE Act, and accordingly submitted an infeasibility analysis to HUD. In April 2008, HUD notified us that it had determined that, given the declining affordability of the primary market since 2005, the scope of market turmoil in 2007, and the collapse of the non-agency secondary mortgage market, the availability of subgoal-qualifying home purchase loans was reduced significantly and therefore achievement of these subgoals was infeasible. Consequently, HUD took no further action. On October 27, 2008, FHFA issued a letter finding that we had officially met or exceeded the affordable housing goals for 2007, except for the two subgoals which HUD had previously determined to be infeasible.

We expect to report our performance with respect to the 2008 goals and subgoals in March 2009. At this time, based on preliminary information, we believe that we did not achieve any of the goals or the subgoals. We believe, however, that achievement of the goals and subgoals was infeasible under the terms of the GSE Act. Accordingly, we have submitted an infeasibility analysis to FHFA, which is reviewing our submission. In 2009, we expect that the market conditions discussed above and the tightened credit and underwriting environment will make achieving our affordable housing goals and subgoals challenging if they are kept at 2008 levels.

31	Freddie Mac

Table 3 — Housing Goals and Home Purchase Subgoals and Reported Results for 2006 and 2007(1)

Housing Goals and Actual Results

	Year Ended December 31,
	2007		2006
	Goal	Result	Goal	Result

Low- and moderate-income goal	55%	56.1%	53%	55.9%
Underserved areas goal	38	43.1	38	42.7
Special affordable goal	25	25.8	23	26.4
Multifamily special affordable volume target (in billions)	$3.92	$15.12	$3.92	$13.58

Home Purchase Subgoals and Actual Results
	Year Ended December 31,
	2007		2006
	Subgoal	Result	Subgoal	Result

Low- and moderate-income subgoal(2)	47%	43.5%	46%	47.0%
Underserved areas subgoal	33	33.8	33	33.6
Special affordable subgoal(2)	18	15.9	17	17.0

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages and each of our percentage results is determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.
(2)	The 2007 subgoals were determined to be infeasible.

We make adjustments to our mortgage loan sourcing and purchase strategies due to the housing goals and subgoals. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. At times, we also relax some of our underwriting criteria to obtain goals-qualifying mortgage loans and may make additional investments in higher-risk mortgage loan products that are more likely to serve the borrowers targeted by the housing goals and subgoals. Efforts to meet the goals and subgoals could further increase our credit losses. We continue to evaluate the cost of these activities.

Declining market conditions during 2008 made meeting our affordable housing goals and subgoals more challenging than in previous years. The increased difficulty we are experiencing has been driven by a combination of factors, including:

•	general economic and market conditions;

•	our financial condition; and

•	increases in the levels of the goals and subgoals.

We anticipate that the difficult market conditions and our financial condition will continue to affect our affordable housing activities in 2009. See also “RISK FACTORS — Legal and Regulatory Risks.” However, we view the purchase of mortgage loans that are eligible to count toward our affordable housing goals to be a principal part of our mission and business and we are committed to facilitating the financing of affordable housing for low- and moderate-income families.

If the Director of FHFA finds that we failed to meet a housing goal established under section 1332, 1333, or 1334 of the GSE Act and that achievement of the housing goal was feasible, the GSE Act states that the Director shall require the submission of a housing plan with respect to the housing goal for approval by the Director. The housing plan must describe the actions we would take to achieve the unmet goal in the future. FHFA has the authority to take enforcement actions against us, including issuing a cease and desist order or assessing civil money penalties, if we: (a) fail to submit a required housing plan or fail to make a good faith effort to comply with a plan approved by FHFA; or (b) fail to submit certain data relating to our mortgage purchases, information or reports as required by law. See “RISK FACTORS — Legal and Regulatory Risks.” While the GSE Act is silent on this issue, HUD had indicated that it had authority under the GSE Act to establish and enforce a separate specific subgoal within the special affordable housing goal.

New Products

The Reform Act requires the enterprises to obtain the approval of FHFA before initially offering any product. Excluded from the product review process are automated loan underwriting systems of the enterprises in existence on July 30, 2008, including certain technical upgrades to operate the systems; any modification to mortgage terms and conditions or underwriting criteria relating to mortgages purchased or guaranteed by an enterprise, as long as the modifications do not change the underlying transaction to include services or financing other than residential mortgage financing; and any other activities that are substantially similar to the activities described above or that have previously been approved by FHFA. The Reform Act provides for a public comment process on requests for approval of new products. FHFA may temporarily approve a product without soliciting public comment if delay would be contrary to the public interest. FHFA may condition approval of a product on specific terms, conditions and limitations. The standards for FHFA’s approval of a new product are that the product is authorized by the enterprise’s charter, is in the public interest and is consistent with the safety and soundness of the enterprise or the mortgage finance system. The Reform Act also requires the enterprises to provide FHFA with written notice of any new activity that an enterprise considers not to be a product and the enterprise may not commence

32	Freddie Mac

such activity until the earlier of 15 days after such notice or determination by the Director of FHFA that such activity is not a new product.

Affordable Housing Allocations

The Reform Act requires us to set aside in each fiscal year an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of total new business purchases, and allocate or transfer such amount (i) to HUD to fund a Housing Trust Fund established and managed by HUD and (ii) to a Capital Magnet Fund established and managed by Treasury. FHFA has the authority to suspend our allocation upon finding that the payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. In November 2008, FHFA advised us that it has suspended the requirement to set aside or allocate funds for the Housing Trust Fund and the Capital Magnet Fund until further notice.

Prudential Management and Operations Standards

The Reform Act requires FHFA to establish prudential standards, by regulation or by guideline, for a broad range of operations of the enterprises. These standards must address internal controls, information systems, independence and adequacy of internal audit systems, management of interest rate risk exposure, management of market risk, liquidity and reserves, management of asset and investment portfolio growth, overall risk management processes, investments and asset acquisitions, management of credit and counterparty risk, and recordkeeping. FHFA may also establish any additional operational and management standards the Director of FHFA determines appropriate.

Portfolio Activities

The Reform Act requires FHFA to establish, by regulation, criteria governing portfolio holdings to ensure the holdings are backed by sufficient capital and consistent with the enterprises’ mission and safe and sound operations. In establishing these criteria, FHFA must consider the ability of the enterprises to provide a liquid secondary market through securitization activities, the portfolio holdings in relation to the mortgage market and the enterprises’ compliance with the prudential management and operations standards prescribed by FHFA.

As discussed above under “Conservatorship and Related Developments,” under our Purchase Agreement and the changes announced by Treasury, the size of our mortgage-related investments portfolio will be capped at $900 billion as of December 31, 2009 and, beginning in 2010, will decrease at the rate of 10% per year until it reaches $250 billion. The carrying value of our mortgage-related investments portfolio was $748 billion at December 31, 2008. On January 30, 2009, FHFA issued an interim final rule adopting the portfolio holdings criteria established in the Purchase Agreement, as it may be amended from time to time, for so long as we remain subject to the Purchase Agreement. FHFA requested public comments on the interim final rule and on the criteria governing portfolio holdings that will apply when we are no longer subject to the Purchase Agreement.

Temporary Consultative Requirement Between the Director of FHFA and the Chairman of the Federal Reserve

The Reform Act requires FHFA to consult with, and consider the views of, the Chairman of the Federal Reserve regarding the risks posed by the enterprises to the financial system prior to issuing any proposed or final regulations, orders, or guidelines with respect to prudential management and operations standards, safe and sound operations, capital requirements and portfolio standards. The Director also must consult with the Chairman regarding any decision to place a regulated entity into receivership. To facilitate the consultative process, the Reform Act requires periodic sharing of information between FHFA and the Federal Reserve regarding the capital, assets and liabilities, financial condition and risk management practices of the enterprises and any information related to financial market stability. This consultative requirement expires December 31, 2009.

Anti-Predatory Lending

Predatory lending practices are in direct opposition to our mission, our goals and our practices. We have instituted anti- predatory lending policies intended to prevent the purchase or assignment of mortgage loans with unacceptable terms or conditions or resulting from unacceptable practices. These policies include processes related to the delivery, validation and certification of loans sold to us. In addition to the purchase policies we have instituted, we promote consumer education and financial literacy efforts to help borrowers avoid abusive lending practices and we provide competitive mortgage products to reputable mortgage originators so that borrowers have a greater choice of financing options.

Other Regulatory Actions

Adoption by FHFA of Regulation Relating to Golden Parachute Payments

FHFA issued interim final regulations pursuant to the Reform Act relating to golden parachute payments and indemnification payments in September 2008. These regulations were modified through subsequent amendments also published in September 2008. In November 2008, FHFA proposed further amendments that would implement FHFA’s

33	Freddie Mac

authority to prohibit or limit indemnification payments. In addition, on January 29, 2009, FHFA published a final rule setting forth factors to be considered by FHFA in limiting golden parachute payments.

Subordinated Debt

FHFA has directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. In addition, the requirements in the agreement we entered into with FHFA in September 2005 with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt have been suspended during the term of conservatorship and thereafter until directed otherwise. See “NOTE 10: REGULATORY CAPITAL — Subordinated Debt Commitment” to our consolidated financial statements for more information regarding subordinated debt.

Department of Housing and Urban Development

HUD has authority over Freddie Mac with respect to fair lending. Our mortgage purchase activities are subject to federal anti-discrimination laws. In addition, the GSE Act prohibits discriminatory practices in our mortgage purchase activities, requires us to submit data to HUD to assist in its fair lending investigations of primary market lenders and requires us to undertake remedial actions against lenders found to have engaged in discriminatory lending practices. In addition, HUD periodically reviews and comments on our underwriting and appraisal guidelines for consistency with the Fair Housing Act and the anti-discrimination provisions of the GSE Act.

Department of the Treasury

Under our charter, the Secretary of the Treasury has approval authority over our issuances of notes, debentures and substantially identical types of unsecured debt obligations (including the interest rates and maturities of these securities), as well as new types of mortgage-related securities issued subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Secretary of the Treasury has performed this debt securities approval function by coordinating GSE debt offerings with Treasury funding activities. In addition, our charter authorizes Treasury to purchase Freddie Mac debt obligations not exceeding $2.25 billion in aggregate principal amount at any time.

The Reform Act granted the Secretary of the Treasury authority to purchase any obligations and securities issued by the enterprises until December 31, 2009 on such terms and conditions and in such amounts as the Secretary may determine, provided that the Secretary determines the purchases are necessary to provide stability to the financial markets, prevent disruptions in the availability of mortgage finance, and protect taxpayers. For information on how Treasury has used this authority, see “Conservatorship and Related Developments — Treasury Agreements.”

Securities and Exchange Commission

We are subject to the financial reporting requirements applicable to registrants under the Exchange Act, including the requirement to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Although our common stock is required to be registered under the Exchange Act, we continue to be exempt from certain federal securities law requirements, including the following:

•	Securities we issue or guarantee are “exempted securities” under the Securities Act and may be sold without registration under the Securities Act;

•	We are excluded from the definitions of “government securities broker” and “government securities dealer” under the Exchange Act;

•	The Trust Indenture Act of 1939 does not apply to securities issued by us; and

•	We are exempt from the Investment Company Act of 1940 and the Investment Advisers Act of 1940, as we are an “agency, authority or instrumentality” of the United States for purposes of such Acts.

Emergency Economic Stabilization Act of 2008, or EESA

On October 3, 2008, former President Bush signed into law the EESA which among other actions, gave authority to Treasury to purchase or guarantee troubled assets from financial institutions with significant operations in the U.S. The EESA also required FHFA, as Conservator, to implement a plan for delinquent single-family and multifamily mortgage loans (including mortgage-related securities and asset-backed securities) to maximize assistance for homeowners and encourage servicers to take advantage of the HOPE for Homeowners Program implemented by HUD, or other available programs to minimize foreclosure. FHFA submitted its first plan on December 2, 2008. FHFA continues to update its plan to maximize assistance to homeowners and encourage servicers of underlying mortgages to take advantage of programs to minimize foreclosures. We cannot predict the final content of the plan FHFA may implement or its effect on our business.

In addition, on November 11, 2008, FHFA announced the Streamlined Modification Program. We expect that our efforts under the HASP will replace this program. See “MD&A — CREDIT RISKS — Mortgage Credit Risk — Loss Mitigation Activities” for more information.

34	Freddie Mac

Pending Bankruptcy Legislation

In January 2009, legislation was introduced into Congress that is intended to stem the rate of foreclosures by allowing bankruptcy judges to modify the terms of mortgages on principal residences for borrowers in Chapter 13 bankruptcy. Among other things, the proposed legislation would allow judges to adjust interest rates, extend repayment terms and lower the outstanding principal amount to the current estimated fair value of the underlying property. See “RISK FACTORS — Legal and Regulatory Risks” for information on the impact this proposed legislation may have on us.

Forward-Looking Statements

We regularly communicate information concerning our business activities to investors, securities analysts, the news media and others as part of our normal operations. Some of these communications, including this Form 10-K, contain “forward-looking statements” pertaining to the conservatorship and our current expectations and objectives for internal control remediation efforts, future business plans, capital management, economic and market conditions and trends, market share, credit losses, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “believe,” “intend,” “could,” “future” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ materially from the expectations expressed in the forward-looking statements we make as a result of various factors, including those factors described in the “RISK FACTORS” section of this Form 10-K and:

•	the actions FHFA, Treasury and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business, including the adequacy of Treasury’s commitment under the Purchase Agreement and our ability to pay the dividend on the senior preferred stock;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company and whether we will be placed under receivership, regulations under the Reform Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including the success of the U.S. government’s efforts to stabilize the financial markets and changes in employment rates and interest rates;

•	changes in the U.S. residential mortgage market, including the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market and changes in home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	our ability to effectively identify, assess, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties, or consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the risk that we may not be able to maintain the continued listing of our common and exchange-listed issues of preferred stock on the NYSE;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business and spreads we expect to earn;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies or estimates;

•	the availability of debt financing in sufficient quantity and at attractive rates to support growth in our mortgage-related investments portfolio, to refinance maturing debt and to mitigate interest-rate risk;

35	Freddie Mac

•	the availability of options, interest-rate and currency swaps and other derivative financial instruments of the types and quantities and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	the ability of our financial, accounting, data processing and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-K, including in the “MD&A” section;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update forward-looking statements we make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 1A. RISK FACTORS

Before you invest in our securities, you should know that making such an investment involves risks, including the risks described below and in “BUSINESS,” “MD&A,” and elsewhere in this Form 10-K. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

Conservatorship and Related Developments

Due primarily to our continued significant losses, we expect to face additional deficits in net worth, and will need to request additional draws under the Purchase Agreement.

It is likely that we will continue to record significant losses in future periods, which will lead us to require additional draws, as deteriorating economic conditions could cause, among other things, increased provision for credit losses and REO operations expense and additional unrealized losses on our non-agency mortgage-related securities. In addition, a variety of other factors could lead us to need additional draws in the future, including:

•	pursuit of public policy-oriented objectives that produce suboptimal financial returns, such as the continued use or expansion of foreclosure suspensions, loan modifications and refinancings and other foreclosure prevention efforts;

•	adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-LIBOR OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or accumulated other comprehensive income, or AOCI;

•	dividend obligations on the senior preferred stock;

•	changes in accounting practices or standards, including the implementation of proposed amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125,” or SFAS 140, and Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R), that would require consolidation of our PC trusts in our financial statements;

•	potential accounting consequences of our implementation of HASP;

•	our inability to access the public debt markets on terms sufficient for our needs, absent support from Treasury and the Federal Reserve;

36	Freddie Mac

•	establishment of a valuation allowance for our remaining deferred tax asset; and

•	changes in business practices resulting from legislative and regulatory developments, such as the enactment of legislation providing bankruptcy judges with the authority to revise the terms of a mortgage, including the principal amount.

To the extent we are required to make additional draws under the Purchase Agreement, our dividend obligation on the senior preferred stock would further increase. As a result of these expected losses and other factors, our cash flow from operations and earnings will likely be negative for the foreseeable future, there is significant uncertainty as to our future capital structure and long-term financial sustainability, and there are likely to be significant changes to our capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

Our obligations under the senior preferred stock will adversely affect our future financial condition.

We face substantial dividend obligations on our senior preferred stock due to the draws that have been made or requested on our behalf by FHFA, which total $44.6 billion to date. Following the $30.8 billion draw under the Purchase Agreement, which we expect to receive in March 2009, our annual dividend obligation will be $4.6 billion, which is in excess of our annual net income in eight of the ten prior fiscal years. Because senior preferred dividends are cumulative and we are limited in our ability to redeem the senior preferred stock, our dividend obligation to Treasury will continue indefinitely, and there is no assurance that we will be able to pay that obligation in any future period. In addition, beginning in 2010, we are obligated to pay a quarterly commitment fee to Treasury in exchange for its continued funding commitment under the Purchase Agreement. This fee has not yet been established and could be substantial. The dividend obligation, combined with potentially substantial commitment fees payable to Treasury and limited flexibility to pay down capital draws, will have a significant adverse impact on our future financial condition and net worth, could substantially delay our return to long-term profitability, or make long-term profitability unlikely.

Dividends on the senior preferred stock issued under the Purchase Agreement accrue at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends are paid in cash. Therefore, if we are unable to pay the anticipated future dividends in cash, we could face a continual escalation in our dividend obligation. In addition, the substantial cash dividend obligation may increase the risk that we may face increasingly negative cash flows from operations.

Treasury’s funding commitment may not be sufficient to keep us in a solvent condition.

Under the Purchase Agreement, Treasury has made a commitment to provide up to $100 billion in funding as needed to help us maintain a positive net worth, and on February 18, 2009, Treasury announced that it is increasing its commitment from $100 billion to $200 billion. As of the filing of this annual report on Form 10-K, the Purchase Agreement has not been amended to reflect the increase in Treasury’s commitment. In November 2008, we received an initial draw of $13.8 billion under the Purchase Agreement, and the Director of FHFA has submitted a second draw request to Treasury under the Purchase Agreement in the amount of $30.8 billion, which we expect to receive in March 2009. The amount of Treasury’s funding commitment will continue to be reduced by any amounts we receive under the commitment for future periods.

If we continue to experience substantial losses in future periods or to the extent that we experience a liquidity crisis that prevents us from accessing the unsecured debt markets, this commitment may not be sufficient to keep us in solvent condition or from being placed into receivership. Thus, the announced increase in the commitment to $200 billion reduces, but does not eliminate, this risk.

Factors including credit losses from our mortgage guarantee activities have had an increasingly negative impact on our cash flows from operations during 2007 and 2008. As we anticipate these trends to continue for the foreseeable future, it is likely that the company will increasingly rely upon access to the public debt markets as a source of funding for ongoing operations. Access to such public debt markets may not be available.

We expect cash flows from operations to experience continued negative pressure in the near future, primarily as a result of credit losses in excess of the projected revenues generated from our investment and mortgage guarantee activities.

It is also possible that substantial and increasing dividend obligations on our senior preferred stock could contribute to negative cash flows, if the company makes these dividend payments in cash. If we do not make these dividend payments in cash, the amount due increases the aggregate liquidation preference of the senior preferred stock.

If the negative cash flows from operations exceed funding availability in the public debt markets, the alternative sources of cash available to us under our liquidity management and contingency plan, such as selling securities from our cash and other investments portfolio or borrowing against securities in our mortgage-related investments portfolio, may be insufficient to meet our future cash needs. In such event, the Lending Agreement (until its expiration on December 31, 2009) and Purchase Agreement may provide additional sources of cash.

37	Freddie Mac

We are in conservatorship and this is likely to affect our strategic objectives, as well as our future financial condition and results of operations.

As our Conservator, FHFA possesses all of the powers of our stockholders, officers and directors. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. FHFA has the ability to withdraw its delegations of authority and override actions of our Board of Directors at any time. As a result, FHFA has the power to take actions without our knowledge, that could be material to investors and could significantly affect our financial performance.

FHFA is also conservator of Fannie Mae, our primary competitor. We do not know the impact on our business of FHFA’s serving as conservator of Fannie Mae.

In announcing the conservatorship, the Director of FHFA stated his conclusion that Freddie Mac could not continue to operate safely and soundly and fulfill its mission without significant action. At the same time, the then Secretary of the Treasury stated that because Freddie Mac is in conservatorship, it will no longer be managed with a strategy to maximize common stockholder returns. Further, FHFA, as Conservator, has directed the company to focus on managing to a positive stockholders’ equity. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves public policy and other non-financial objectives but may not contribute to our goal of managing to a positive stockholders’ equity. For example, we have cancelled previously announced price increases and have engaged in extensive foreclosure-prevention efforts. Some of these changes have increased our expenses or caused us to forego revenue opportunities. Other agencies of the U.S. government, as well as Congress, also may have an interest in the conduct of our business. As with FHFA, we do not know what actions they will request us to take.

In view of the conservatorship and the reasons stated by FHFA for its establishment, it is likely that our business model and strategic objectives will continue to change, possibly significantly, including in pursuit of public policy and other non-financial objectives. Among other things, we could experience significant changes in the size, growth and characteristics of our guarantor and portfolio investment activities, and we could materially change our operational objectives, including our pricing strategy in our core mortgage guarantee business. Accordingly, our strategic and operational focus going forward may not be consistent with the investment objectives of our investors. It is possible that we will make material changes to our capital strategy and to our accounting policies, methods, and estimates. It is also possible that the company could be restructured and its statutory mission revised.

In addition, we are subject to limitations under the Purchase Agreement that affect the amount of indebtedness we may incur, the size of our mortgage-related investments portfolio and the circumstances in which we may pay dividends, raise capital and pay down the liquidation preference on the senior preferred stock. We also have substantial dividend obligations on our senior preferred stock. These changes and other factors could have material effects on, among other things, our portfolio growth, capital, credit losses, net interest income, guarantee fee income, net deferred tax assets, and loan loss reserves, and could have a material adverse effect on our future results of operations and financial condition. In light of the significant uncertainty surrounding these changes, there can be no assurances regarding when, if ever, we will return to profitability.

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

In addition to the existing conservatorship, Treasury has the ability to acquire a majority of our common stock for nominal consideration by exercising the warrant we issued to it pursuant to the Purchase Agreement. Consequently, the company could effectively remain under the control of the U.S. government even if the conservatorship was ended and the voting rights of common stockholders restored. The warrant held by Treasury and the senior status of the senior preferred stock issued to Treasury under the Purchase Agreement, if the senior preferred stock has not been redeemed, also could adversely affect our ability to attract new private sector capital in the future should the company be in a position to seek such capital. Moreover, our draws under Treasury’s funding commitment and the required dividend payment on the senior preferred stock could permanently impair our ability to build independent sources of capital.

38	Freddie Mac

Our regulator may, and in some cases must, place us into receivership, which would result in the liquidation of our assets and terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter.

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the Director of FHFA placed us into conservatorship. These include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent. A receivership would terminate the conservatorship. The appointment of FHFA (or any other entity) as our receiver would terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter arising as a result of their status as stockholders or creditors, other than the potential ability to be paid upon our liquidation. Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, there can be no assurance that there would be sufficient proceeds to pay the secured and unsecured claims of the company, repay the liquidation preference of any series of our preferred stock or make any distribution to the holders of our common stock. Only after paying the secured and unsecured claims of the company, the administrative expenses of the receiver and the liquidation preference of the senior preferred stock would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. To the extent that we are placed in receivership and do not or cannot fulfill our guarantee to the holders of our mortgage-related securities, they could become unsecured creditors of ours with respect to claims made under our guarantee.

We have a variety of different, and potentially competing, objectives that may adversely affect our financial results and our ability to maintain a positive net worth.

Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives. These objectives include providing liquidity, stability and affordability in the mortgage market; immediately providing additional assistance to the struggling housing and mortgage markets; reducing the need to draw funds from Treasury pursuant to the Purchase Agreement; returning to long-term profitability; and protecting the interests of the taxpayers. These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. Current portfolio investment and mortgage guarantee activities and loan modification, refinancing and foreclosure forbearance programs are intended to provide support for the mortgage market in a manner that serves public policy and other non-financial objectives under conservatorship, but may negatively impact our financial results.

We have experienced significant management changes and we may lose a significant number of valuable employees, which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

Since September 2008, there have been numerous changes in our senior management and governance structure, including FHFA becoming our Conservator, a new Chief Executive Officer and a reconstituted Board of Directors, including a new non-executive Chairman and other changes to our senior management, such as the departures of our former Chief Financial Officer and our former Chief Business Officer and the appointment of an Acting Chief Financial Officer and Acting Principal Accounting Officer. The magnitude of these changes and the short time interval in which they have occurred add to the risks of control failures, including a failure in the effective operation of the company’s internal control over financial reporting or its disclosure controls and procedures. Control failures could result in material adverse effects on the company’s financial condition and results of operations.

On March 2, 2009 we announced that David M. Moffett had notified the Chairman of the Board of Directors of his resignation from his position as Chief Executive Officer and as a member of the Board of Directors effective no later than March 13, 2009. John A. Koskinen has been appointed Interim Chief Executive Officer and Robert R. Glauber has been appointed interim non-executive Chairman of the Board of Directors, effective upon Mr. Moffett’s resignation. The Board of Directors is working with the Conservator to appoint a permanent Chief Executive Officer. In addition, several internal

39	Freddie Mac

management changes have been made to fill key positions and the company continues to recruit members of its senior management team, including a Chief Operating Officer and a permanent Chief Financial Officer. It may take time for the new senior management team to be hired, particularly a new CEO, and to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations and the need to operate under this new framework. The conservatorship and the actions taken by Treasury and the Conservator to date, or that may be taken by them or other government agencies in the future, may have an adverse effect on the retention and recruitment of senior executives and others in management. Limitations on executive compensation may also adversely affect our ability to recruit and retain well-qualified employees. If we lose a significant number of employees and are not able to quickly recruit and train new employees, it could negatively affect customer relationships and goodwill, and could have a material adverse effect on our ability to do business and our results of operations.

The conservatorship and investment by Treasury has had, and will continue to have, a material adverse effect on our common and preferred stockholders.

No voting rights during conservatorship.  The rights and powers of our stockholders are suspended during the conservatorship. During the conservatorship, our common stockholders do not have the ability to elect directors or to vote on other matters unless the Conservator delegates this authority to them.

Dividends have been eliminated.  The Conservator has eliminated common and preferred stock dividends (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the terms of the Purchase Agreement, dividends may not be paid to common or preferred stockholders (other than on the senior preferred stock) without the consent of Treasury, regardless of whether or not we are in conservatorship. Even if we were not under conservatorship, our current financial condition would preclude us from paying such dividends under applicable state law and existing capital regulations.

No longer managed to maximize stockholder returns.  According to a statement made by the then Secretary of the Treasury on September 7, 2008, because we are in conservatorship, we will no longer be managed with a strategy to maximize stockholder returns.

Liquidation preference of senior preferred stock.  The senior preferred stock ranks prior to our common stock and all other series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and distributions upon liquidation. Accordingly, if we are liquidated, Treasury, as holder of the senior preferred stock, is entitled to its then-current liquidation preference, plus any accrued but unpaid dividends, before any distribution is made to the holders of our common stock or other preferred stock. The Director of FHFA has submitted a draw request to Treasury under the Purchase Agreement in the amount of $30.8 billion, which we expect to receive in March 2009. When this draw is received, the liquidation preference on the senior preferred stock will increase from $1.0 billion as of September 8, 2008 to $45.6 billion. The liquidation preference will increase further if we make additional draws under the Purchase Agreement, if we do not pay dividends owed on the senior preferred stock or if we do not pay the quarterly commitment fee under the Purchase Agreement. If we are liquidated, there may not be sufficient funds remaining after payment of amounts to our creditors and to Treasury as holder of the senior preferred stock to make any distribution to holders of our common stock and other preferred stock.

Warrant may substantially dilute investment of current stockholders.  If Treasury exercises its warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis, the ownership interest in the company of our then existing common stockholders will be substantially diluted. It is possible that stockholders, other than Treasury, will not own more than 20.1% of our total common stock for the duration of our existence.

Market price and liquidity of our common and preferred stock has substantially declined and may decline further.  Prior to our entry into conservatorship, the market price for our common stock declined substantially. After our entry into conservatorship, the market price of our common stock continued to decline (to less than $1 per share) and the investments of our common and preferred stockholders have lost substantial value which they may never recover.

The conservatorship has no specified termination date. We do not know when or how the conservatorship will be terminated, and if or when the rights and powers of our stockholders, including the voting powers of our common stockholders, will be restored. Moreover, even if the conservatorship is terminated, by their terms, we remain subject to the Purchase Agreement, senior preferred stock and warrant.

40	Freddie Mac

Competitive and Market Risks

The future growth of our mortgage-related investments portfolio is significantly limited under the Purchase Agreement and by FHFA regulation, which will result in greater reliance on our guarantee activities to generate revenue.

Under the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio as of December 31, 2009 may not exceed $900 billion, and must decline by 10% per year thereafter until it reaches $250 billion. In addition, under the Purchase Agreement, without the prior consent of Treasury, we may not increase our total indebtedness above a specified limit or become liable for any subordinated indebtedness. These limitations will reduce the earnings capacity of our mortgage-related investments portfolio business and require us to place greater emphasis on our guarantee activities to generate revenue. However, under conservatorship, our ability to generate revenue through guarantee activities may be limited, as we may be required to adopt business practices that provide support for the mortgage market in a manner that serves public policy and other non-financial objectives, but that may negatively impact our financial results. The cap on our mortgage-related investments portfolio may force us to sell mortgage assets at unattractive prices and may prevent us from purchasing mortgage assets at attractive prices.

We are subject to mortgage credit risks; increased credit costs related to these risks could adversely affect our financial condition and/or results of operations.

We are exposed to mortgage credit risk within our single-family mortgage portfolio, which includes mortgage loans, PCs, Structured Securities and other mortgage guarantees we have issued in our guarantee business. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage or an issuer will fail to make timely payments on a security we own or guarantee, exposing us to the risk of credit losses and credit-related expenses. Factors that affect the level of our mortgage credit risk include the credit profile of the borrower, the features of the mortgage loan, the type of property securing the mortgage, and local and regional economic conditions, including regional increases in unemployment rates and falling home prices. While mortgage interest rates have decreased since the middle of 2008, many borrowers may not be able to refinance into lower interest mortgages due to substantial declines in home values and market uncertainty. Therefore, there can be no assurance that a further decrease in mortgage interest rates or efforts to refinance mortgages pursuant to the HASP will result in a decrease in our overall mortgage credit risk.

Alt-A loans made up approximately 10% and 11% of our single-family mortgage portfolio in 2008 and 2007, respectively, but accounted for approximately 50% and 18% of our credit losses in 2008 and 2007, respectively. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Higher Risk Components of our Mortgage-Related Investments Portfolio” for information on our classification of loans and asset-backed mortgage-related securities as Alt-A. Interest-only loans and option ARM loans made up approximately 10% of our single-family mortgage portfolio in both 2008 and 2007. Our purchases of these mortgages and issuances of guarantees of them expose us to greater credit risks than do other types of mortgages. Our holdings of these loan groups are concentrated in the West region where home prices have experienced steep declines, accounting for 45% of our credit losses in 2008. We have also experienced increases in delinquency rates for prime mortgages, due to deteriorating housing prices and increasing unemployment rates. In addition, for a significant percentage of the mortgages we purchase, we agreed to permit our seller/servicers to underwrite the loans using alternative automated underwriting systems. These alternative systems may use different standards than our own, including, in some cases, lower standards with respect to borrower credit characteristics. Those differences may increase our credit risk and may result in increases in credit losses. Furthermore, due to our relative lack of experience in the jumbo mortgage market, purchases pursuant to the high-cost conforming loan limits may also expose us to greater credit risks.

We are exposed to increased credit risk related to subprime, Alt-A and MTA loans that back our non-agency mortgage-related securities investments.

We have invested in non-agency mortgage-related securities that are backed by subprime, Alt-A and Moving Treasury Average, or MTA, loans, which are a type of option ARM. Our non-agency mortgage-related securities backed by subprime and Alt-A and other loans do not include a significant amount of option ARMs. Throughout 2008 and continuing into 2009, mortgage loan delinquencies and credit losses in the U.S. mortgage market have substantially increased, particularly in the subprime, Alt-A and MTA sectors of the residential mortgage market. In addition, home prices have continued to decline, after extended periods during which home prices appreciated. If delinquency and loss rates on subprime, Alt-A and MTA loans continue to increase, or there is a further decline in home prices, we could experience additional GAAP losses due to other-than-temporary impairments on our investments in these non-agency mortgage-related securities. If Congress enacts legislation allowing bankruptcy judges to reduce the loan balance of mortgage loans, this could also result in additional other-than-temporary impairments. In addition, the fair value of these investments has declined and may decline further due to additional ratings downgrades or market events. Any credit enhancements covering these securities, including subordination, may not prevent us from incurring losses. These factors could negatively affect our financial position and net

41	Freddie Mac

worth. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for information about the credit ratings for these securities and the extent to which these securities have been downgraded.

The credit losses we experience in future periods as a result of the housing and economic crisis are likely to be larger, perhaps substantially larger, than our current loan loss reserves.

Our loan loss reserves, as reflected on our balance sheet, do not reflect our estimate of the future credit losses inherent in our single-family and multifamily mortgage loans, including those underlying our financial guarantees. Rather, pursuant to GAAP, our reserves only reflect probable losses we believe we have already incurred as of the balance sheet date. Because of the housing and economic crisis, there is significant uncertainty regarding the full extent of future credit losses. The credit losses we experience in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

A continued decline in U.S. home prices or other changes in the U.S. housing market could negatively impact our business and increase our losses.

Throughout 2008, the U.S. housing market experienced significant adverse trends, including accelerating price depreciation, rising delinquency and default rates and high unemployment. These conditions led to significant increases in our loan delinquencies and credit losses and higher provisioning for loan losses, all of which have adversely affected our results of operations. We expect that home prices will experience significant further deterioration in 2009, which could result in a continued increase in delinquencies or defaults and a level of credit-related losses higher than our expectations when our guarantees were issued, which could significantly increase our losses. For more information, see “MD&A — CREDIT RISKS.” Government programs designed to halt the decline in the U.S. housing market, such as the HASP, may fail.

Our business volumes are closely tied to the rate of growth in total outstanding U.S. residential mortgage debt and the size of the U.S. residential mortgage market. The rate of growth in total residential mortgage debt was (0.3%) in 2008 compared to 7.2% in 2007. If the rate of growth in total outstanding U.S. residential mortgage debt were to continue to decline, there could be fewer mortgage loans available for us to purchase, and we could face more competition to purchase a smaller number of loans.

Apartment market fundamentals began to deteriorate more rapidly in the second half of 2008, due to increased vacancy rates, declining rent levels and a weakening employment market. Given the significant weakness currently being experienced in the U.S. economy, it is likely that apartment fundamentals will continue to deteriorate during 2009, which could cause us to incur significant credit and other losses relating to our multifamily activities.

Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to perform their obligations to service loans in our single-family mortgage portfolio as well as to repurchase loans sold to us in breach of representations and warranties.

Our seller/servicers have a significant role in servicing loans in our single-family mortgage portfolio, which includes an active role in our loss mitigation efforts. We also require seller/servicers to make certain representations and warranties regarding the loans they sell to us. If loans are sold to us in breach of those representations and warranties, we have the contractual right to require the seller/servicer to repurchase those loans from us. Our seller/servicer counterparties may fail to perform their obligation to service loans in our single-family mortgage portfolio as well as to repurchase loans, which could adversely affect our financial condition or results of operations. The risk of such a failure has increased as deteriorating market conditions have affected the liquidity and financial condition of many of our seller/servicers, including some of our largest seller/servicers. If a servicer is unable to fulfill its repurchase or other responsibilities, we may be unable to sell the applicable servicing rights to a successor servicer and recover, from the sale proceeds, amounts owed to us by the defaulting servicer. Recent market turmoil has disrupted the market for mortgage servicing rights, which increases the risk that we may be unable to sell such rights or may not receive a sufficient price for them. The inability to realize the anticipated benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates and severity that exceed our current projections could cause our losses to be significantly higher than those currently estimated. See “MD&A — CREDIT RISKS — Institutional Credit Risk — Mortgage Seller/Servicers” for additional information on our institutional credit risk related to our mortgage seller/servicers.

Our financial condition or results of operations may be adversely affected by the financial distress of our derivative and other counterparties.

Due to market events in the second half of 2008, some of our derivative and other counterparties have experienced various degrees of financial distress, including liquidity constraints, credit downgrades and bankruptcy. Our ten largest derivative counterparties for 2008 represented approximately 69% of the total notional amount of our derivative portfolio. Our financial condition and results of operations may be adversely affected by the financial distress of these derivative and other counterparties in the event that they fail to meet their obligations to us. For example, we may incur losses if collateral

42	Freddie Mac

held by us cannot be liquidated at prices that are sufficient to recover the full amount of the loan or derivative exposure due us.

Our exposure to derivatives counterparties has increased significantly since July 2008, as we have experienced significant deterioration in our access to the unsecured medium- and long-term debt markets, and have had to rely increasingly upon derivatives to manage our interest-rate risk. This strategy may increase the volatility of our GAAP results through mark-to-fair value impacts on our pay-fixed swaps and other derivatives.

In addition, our ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for us to find acceptable counterparties for such transactions.

We depend on our institutional counterparties to provide services that are critical to our business and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties is unable to meet their obligations to us.

We face the risk that one or more of the institutional counterparties that has entered into a business contract or arrangement with us may fail to meet its obligations. We face similar risks with respect to contracts or arrangements we enter into on behalf of the securitization trusts. Our primary exposures to institutional counterparty risk are with:

•	mortgage insurers;

•	mortgage seller/servicers;

•	issuers, guarantors or third party providers of credit enhancements (including bond insurers);

•	mortgage investors;

•	multifamily mortgage guarantors;

•	issuers, guarantors and insurers of investments held in both our mortgage-related investments portfolio and our cash and other investments portfolio; and

•	derivatives counterparties.

In some cases, our business with institutional counterparties is concentrated. A significant failure by a major institutional counterparty could have a material adverse effect on our mortgage-related investments portfolio, cash and other investments portfolio, derivative portfolio or credit guarantee activities. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information. For 2008, our ten largest mortgage seller/servicers represented approximately 84% of our single-family mortgage purchase volume. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated or modified and not replaced from other lenders.

Some of our counterparties also may become subject to serious liquidity problems affecting, either temporarily or permanently, their businesses, which may adversely affect their ability to meet their obligations to us. Challenging market conditions have adversely affected and are expected to continue to adversely affect the liquidity and financial condition of a number of our counterparties, including some seller/servicers, mortgage insurers and bond insurers. Some of our largest seller/servicers have experienced ratings downgrades and liquidity constraints, and certain large lenders have failed. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or our financial condition. Many of our counterparties provide several types of services to us. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways.

We are also exposed to risk relating to the potential insolvency or non-performance of mortgage insurers and bond insurers. Most of our mortgage insurer and bond insurer counterparties have experienced ratings downgrades during 2008 and some in early 2009. To date, none of these counterparties has failed to meet its obligations to us; however we recognized other-than-temporary impairment losses during 2008 on securities covered by our bond insurers due to concerns over whether or not they will meet our future claims. At December 31, 2008, our top three mortgage insurers; Mortgage Guaranty Insurance Corp, Radian Guaranty Inc. and Genworth Mortgage Insurance Corporation, each accounted for more than 10% of our overall mortgage insurance coverage and collectively represented approximately 65% of our overall mortgage insurance coverage. As of December 31, 2008, our top four bond insurers; Ambac Assurance Corporation, Financial Guaranty Insurance Company, MBIA Insurance Corp., and Financial Security Assurance Inc., each accounted for more than 10% of our overall bond insurance coverage (including secondary policies), and collectively represented approximately 90% of our bond insurance coverage. See “MD&A — CREDIT RISKS — Institutional Credit Risk” for additional information regarding our credit risks to our counterparties and how we seek to manage them, and recent consolidation among some of our institutional counterparties.

43	Freddie Mac

The loss of business volume from key lenders could result in a decline in our market share and revenues.

Our business depends on our ability to acquire a steady flow of mortgage loans. We purchase a significant percentage of our single-family mortgages from several large mortgage originators. During 2008 and 2007, approximately 84% and 79%, respectively, of our guaranteed mortgage securities issuances originated from purchase volume associated with our ten largest customers. Three of our single-family customers each accounted for greater than 10% of our mortgage securitization volume for 2008. We enter into mortgage purchase volume commitments with many of our customers that provide for a specified dollar amount or minimum level of mortgage volume that these customers will deliver to us. Therefore, we face the risk that we will not be able to enter into a new commitment with a key customer following the expiration of the existing commitment. In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corp. In September 2008, JPMorgan Chase & Co. acquired all deposits, assets and certain liabilities of Washington Mutual. In December 2008, Wells Fargo & Co. completed its merger with Wachovia Corporation. These companies accounted for approximately 20%, 15% and 22%, respectively, of our securitization volume on a combined basis in 2008. The mortgage industry has been consolidating and a decreasing number of large lenders originate most single-family mortgages. The loss of business from any one of our major lenders could adversely affect our market share, our revenues and the credit loss performance of our single-family mortgage portfolio.

Changes in general business and economic conditions in the U.S. and abroad may adversely affect our business and results of operations.

Our business and results of operations may continue to be adversely affected by changes in general business and economic conditions, including changes in the international markets for our investments or our mortgage-related and debt securities. These conditions include employment rates, fluctuations in both debt and equity capital markets, the value of the U.S. dollar as compared to foreign currencies, the strength of the U.S. financial markets and national economy and the local economies in which we conduct business, and the economies of other countries that purchase our mortgage-related and debt securities. In addition, if the current recession continues to negatively impact national and regional economic conditions, we could experience significantly higher delinquencies and credit losses which will likely increase our losses in future periods and will adversely affect our results of operations or financial condition.

The mortgage credit markets experienced very difficult conditions and volatility during 2008 which have continued in 2009. The deteriorating conditions in these markets resulted in a decrease in availability of corporate credit and liquidity within the mortgage industry, causing disruptions to normal operations of major mortgage originators, including some of our largest customers, and have resulted in the insolvency, closure or acquisition of a number of major financial institutions. These conditions also resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency and are expected to contribute to further consolidation within the financial services industry. We operate in these markets and continue to be subject to adverse effects on our financial condition and results of operations due to our activities involving securities, mortgages, derivatives and other mortgage commitments with our customers.

Competition from banking and non-banking companies may harm our business.

Competition in the secondary mortgage market combined with a decreased rate of growth in residential mortgage debt outstanding may make it more difficult for us to purchase mortgages. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively impact our financial results. In addition, under a recent FDIC program, many of our bank competitors are currently able to issue senior, short-term unsecured debt that is guaranteed by the U.S. government. This development will likely decrease their funding costs, and increase their ability to compete with us.

We face limited availability of financing, increased funding costs and uncertainty in our securitization financing; our ability to obtain funding would be adversely affected by the expiration of the Lending Agreement and other government programs.

The amount, type and cost of our funding, including financing from other financial institutions and the capital markets, directly impacts our interest expense and results of operations and can therefore affect our ability to grow our assets. The support of Treasury and the Federal Reserve to date has supported our access to debt funding on terms sufficient for our needs. In addition, a number of other factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, both domestically and internationally (where funding transactions may be on terms more or less favorable than in the U.S.), including:

•	the impact of the current liquidity crisis;

•	decreasing demand for our debt securities; and

•	increasing competition for debt funding from other debt issuers.

Government Programs

On November 25, 2008, the Federal Reserve announced a program to purchase up to $100 billion of direct obligations of Freddie Mac, Fannie Mae and the FHLBs. The Federal Reserve will purchase these direct obligations from primary

44	Freddie Mac

dealers. As of February 25, 2009, according to information provided by the Federal Reserve, it held $38.3 billion under this program, including $17.3 billion of our direct obligations. Our access to funding and funding costs would be significantly adversely affected after the program has been completed.

We will not be able to obtain funds under the Lending Agreement after December 31, 2009. Therefore, after such date, we will not have a substantial liquidity backstop available to us (other than Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent authority) if we are unable to obtain funding from issuances of debt or other conventional sources. Our long-term liquidity contingency strategy involves maintaining alternative sources of liquidity to allow normal operations without relying upon the issuance of debt. However, under current conditions, it is unlikely that we will be able to satisfy these liquidity needs through conventional sources. Consequently, our long-term liquidity contingency strategy is currently dependent on the extension of the Lending Agreement beyond December 31, 2009. In addition, our funding costs may increase if we borrow under the Lending Agreement. Based on a Fact Sheet published by Treasury on September 7, 2008, the interest rate we are likely to be charged for loans under the Lending Agreement may be significantly higher than the rates we have historically achieved through the sale of unsecured debt. Therefore, use of this facility in significant amounts could have a material adverse impact on our financial results. Treasury is not obligated under the Lending Agreement to make any loans to us, and thus we may not be able to rely on this facility in the event of a liquidity crisis. Further, the terms of any borrowings will be determined by Treasury, and may be more restrictive than loans we could obtain from other sources.

Current Liquidity Crisis

Our ability to obtain funding in the public debt markets or by pledging mortgage-related securities as collateral to other financial institutions has been adversely affected by the current liquidity crisis and could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence. Since July 2008, we have experienced significant deterioration in our access to the unsecured medium- and long-term debt markets, and have relied increasingly on short-term debt to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we have been required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand and adverse credit market conditions. This has also caused us to increase our use of pay-fixed swaps to synthetically create the substantive economic equivalent of various debt funding structures. Thus, if our access to the derivative markets were disrupted, our business results would be adversely affected. It is unclear if or when these market conditions will improve, allowing us increased access to the longer-term debt markets that is not based on support from Treasury and the Federal Reserve. During 2008, the ratings on our non-agency mortgage-related securities backed by Alt-A, subprime and MTA loans decreased, limiting their availability as a significant source of liquidity for us through sales or use as collateral in secured lending transactions. In addition, adverse market conditions have negatively impacted our ability to enter into secured lending transactions using agency mortgage-related securities as collateral. These trends are likely to continue in the future.

Demand for Debt Funding

The willingness of domestic and foreign investors to purchase and hold our debt securities can be influenced by many factors, including perceptions of the extent of U.S. government support for our business, changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and preferences for other investments. If investors were to divest their holdings or reduce their purchases of our debt securities, our funding costs could increase. We have experienced decreased demand for our long-term debt, and have relied more on the Federal Reserve as an active purchaser of such debt in the secondary market. The willingness of investors to purchase or hold our debt securities, and any changes to such willingness, may materially affect our liquidity, our business and results of operations.

Competition for Debt Funding

We compete for low-cost debt funding with Fannie Mae, the FHLBs and other institutions that are able to issue debt that is guaranteed by the U.S. government. Competition for debt funding from these entities can vary with changes in economic, financial market and regulatory environments. Increased competition for low-cost debt funding may result in a higher cost to finance our business, which could negatively affect our financial results. An inability to issue debt securities at attractive rates in amounts sufficient to fund our business activities and meet our obligations could have an adverse effect on our liquidity, financial condition and results of operations. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities” for a more detailed description of our debt issuance programs.

Lines of Credit

We maintain secured intraday lines of credit to provide additional intraday liquidity to fund our activities through the Fedwire system. These lines of credit may require us to post collateral to third parties. In certain limited circumstances, these secured counterparties may be able to repledge the collateral underlying our financing without our consent. In addition, because these secured intraday lines of credit are uncommitted, we may not be able to continue to draw on them if and when needed.

45	Freddie Mac

PCs and Structured Securities

Our PCs and Structured Securities are also an integral part of our mortgage purchase program and any decline in the price performance of or demand for our PCs could have an adverse effect on our securitization activities. There is a risk that our PC and Structured Securities support activities may not be sufficient to support the liquidity and depth of the market for PCs.

Our investment returns may be adversely affected by Treasury and Federal Reserve programs to purchase GSE mortgage-related securities.

Treasury and the Federal Reserve have both implemented programs to purchase GSE mortgage-related securities. Treasury’s authority to purchase these securities expires on December 31, 2009. The Federal Reserve has indicated that it expects to complete its purchases of mortgage-related securities by the end of the second quarter of 2009. The overall market for our mortgage-related securities and the returns available to us on our investments in agency mortgage-related securities may be adversely affected by these programs if the extent and duration of purchases reduces the OAS we can obtain on purchases for our mortgage-related investments portfolio.

A reduction in the credit ratings for our debt could adversely affect our liquidity.

Nationally recognized statistical rating organizations play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of debt funding. We currently receive ratings from three nationally recognized statistical rating organizations for our unsecured borrowings. Our credit ratings are important to our liquidity. Actions by governmental entities or others, additional GAAP losses, additional draws under the Purchase Agreement and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, competitive position, or the supply or cost of debt financing available to us. A significant increase in our borrowing costs could cause us to sustain additional losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We rely on representations and warranties by seller/servicers about the characteristics of the single-family mortgage loans we purchase and securitize, and we do not independently verify most of the borrower information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (the borrower, seller, broker, appraiser, title agent, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan. We may experience significant financial losses and reputational damage as a result of mortgage fraud.

The value of mortgage-related securities guaranteed by us and held in our mortgage-related investments portfolio may decline if we did not or were unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee were to diminish.

We classify the mortgage-related securities in our mortgage-related investments portfolio as either available-for-sale or trading, and account for them at fair value on our consolidated balance sheets. A substantial portion of the mortgage-related securities in our mortgage-related investments portfolio are securities guaranteed by us. Our valuation of these securities is consistent with GAAP and the legal structure of the guarantee transaction, which includes the Freddie Mac guarantee to the securitization trust. The valuation of our guaranteed mortgage securities necessarily reflects investor confidence in our ability to perform under our guarantee and the liquidity that our guarantee provides. If we did not or were unable to perform under our guarantee, or if investor confidence in our ability to perform under our guarantee were to diminish, the value of our guaranteed securities may decline, thereby reducing the value of the securities reported on our consolidated balance sheets and our ability to sell or otherwise use these securities for liquidity purposes, and adversely affecting our financial condition and results of operations.

Changes in interest rates could negatively impact our results of operations, stockholders’ equity (deficit) and fair value of net assets.

Our investment activities and credit guarantee activities expose us to interest-rate and other market risks and credit risks. Changes in interest rates, up or down, could adversely affect our net interest yield. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, either can rise or fall faster than the other, causing our net interest yield to expand or compress. For example, due to the timing of maturities or rate reset dates on variable-rate instruments, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets. This rate change could cause our net interest yield to compress until the effect of the increase is fully reflected in asset yields. Changes in the slope of the yield curve could also reduce our net interest yield.

Changes in interest rates could increase our GAAP net loss or deficit in stockholders’ equity materially, especially if actual conditions vary considerably from our expectations. For example, if interest rates rise or fall faster than estimated or the slope of the yield curve varies other than as expected, we may incur significant losses. Changes in interest rates may also affect prepayment assumptions, thus potentially impacting the fair value of our assets, including investments in our

46	Freddie Mac

mortgage-related investments portfolio, our derivative portfolio and our guarantee asset. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. An increased likelihood of prepayment on the mortgages underlying our mortgage-related securities may adversely impact the performance of these securities and the valuation of our guarantee asset. An increased likelihood of prepayment on the mortgage loans we hold may also negatively impact the performance of our mortgage-related investments portfolio. In 2008, interest rate declines were a primary contributor to losses on guarantee asset and derivative losses of $22 billion.

Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies, such as the Federal Reserve. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. One of our primary strategies for managing interest-rate risk is the issuance of a broad range of callable and non-callable debt instruments. Due to deteriorating market conditions beginning in July 2008, we have not been able to follow this strategy consistently, as our ability to issue long-term and callable debt has been extremely limited. We have been forced to rely on increased use of short-term debt and derivative instruments. However the availability of derivative financial instruments (such as options and interest-rate and foreign-currency swaps) from acceptable counterparties of the types and in the quantities needed may be limited, particularly in the current environment, which could also adversely affect our ability to effectively manage the risks related to our investment funding. Thus, our strategies and efforts to manage our exposures to these risks may not be as effective as they have been in the past. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” for a description of the types of market risks to which we are exposed and how we seek to manage those risks.

Changes in OAS could materially impact our fair value of net assets and affect future results of operations, stockholders’ equity (deficit) and fair value of net assets.

OAS is an estimate of the yield spread between a given security and an agency debt yield curve. The OAS between the mortgage and agency debt sectors can significantly affect the fair value of our net assets. The fair value impact of changes in OAS for a given period represents an estimate of the net unrealized increase or decrease in the fair value of net assets arising from net fluctuations in OAS during that period. We do not attempt to hedge or actively manage the impact of changes in mortgage-to-debt OAS. Changes in market conditions, including changes in interest rates, may cause fluctuations in the OAS. A widening of the OAS on a given asset typically causes a decline in the current fair value of that asset, may cause significant mark-to-fair value losses, and may adversely affect our financial results and stockholders’ equity (deficit), but may increase the number of attractive opportunities to purchase new assets for our mortgage-related investments portfolio. Conversely, a narrowing or tightening of the OAS typically causes an increase in the current fair value of that asset, but may reduce the number of attractive opportunities to purchase new assets for our mortgage-related investments portfolio. Consequently, a tightening of the OAS may adversely affect our future financial results and stockholders’ equity (deficit). See “MD&A — CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS — Discussion of Fair Value Results” for a more detailed description of the impacts of changes in mortgage-to-debt OAS.

Negative publicity causing damage to our reputation could adversely affect our business prospects, financial results or capital.

Reputation risk, or the risk to our financial results and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers or otherwise impair our customer relationships, adversely affect our ability to obtain financing, impede our ability to hire and retain qualified personnel, hinder our business prospects or adversely impact the trading price of our securities. Perceptions regarding the practices of our competitors or the financial services and mortgage industries as a whole, particularly as they relate to the current economic crisis, may also adversely impact our reputation. Adverse reputation impacts on third parties with whom we have important relationships may impair market confidence or investor confidence in our business operations as well. In addition, negative publicity could expose us to adverse legal and regulatory consequences, including greater regulatory scrutiny or adverse regulatory or legislative changes. These adverse consequences could result from perceptions concerning our activities and role in addressing the mortgage market crisis or our actual or alleged action or failure to act in any number of activities, including corporate governance, regulatory compliance, financial reporting and disclosure, purchases of products perceived to be predatory, safeguarding or using nonpublic personal information, or from actions taken by government regulators and community organizations in response to our actual or alleged conduct.

Business and Operational Risks

Programs to reduce foreclosures, modify loan terms and refinance mortgages may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition.

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. However, there can be no assurance that any of our loss mitigation strategies will be successful and that credit losses will not escalate.

47	Freddie Mac

Due to the higher rates of delinquency in 2008, we have significantly increased our use of loss mitigation programs. Working with our Conservator, we are increasing loan modification and refinancing programs. For example, effective December 15, 2008, we directed our servicers to begin offering fast-track loan modifications to certain troubled borrowers. We also suspended all foreclosure sales involving occupied single family and 2-4 unit properties with Freddie Mac-owned mortgages from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009 to allow more borrowers to take advantage of the loan modification programs. We also suspended evictions on REO properties from November 26, 2008 through April 1, 2009. Various states have initiated programs to help troubled borrowers find alternatives to foreclosure.

The success of any of our loss mitigation programs may be constrained by the difficulty in contacting borrowers, the inability of many borrowers to qualify for the programs, and servicers’ difficulties in processing high volumes of applications. Loss mitigation programs can increase our expenses, due to the costs associated with contacting eligible borrowers and processing loan modifications. These programs may result in us making significant concessions to delinquent borrowers. Even if we are able to modify a loan, there can be no assurance that the loan will not return to delinquent status, due to the severity of economic conditions affecting delinquent borrowers.

Pursuant to the HASP, we expect that we and our servicers will be involved in significant loan modification and refinancing activity with respect to mortgages we own or guarantee to reduce interest rates for many borrowers. However, notwithstanding such reduced interest rates, borrowers may continue to default on their loans, due to the stressful economic conditions. Thus, the loan modification and refinancing activity may fail to significantly reduce credit losses. In addition, our role as compliance agent for the HASP is expected to be substantial, requiring significant levels of internal resources and management attention, which may therefore be shifted away from current corporate initiatives.

Our seller/servicers have a key role in the success of our loss mitigation activities. The significant increases in delinquent loan volume and the deteriorating conditions of the mortgage market during 2008 placed a strain on the loss mitigation resources of many of our seller/servicers. A decline in the performance of any seller/servicers in mitigation efforts could result in missed opportunities for successful loan modifications and an increase in our credit losses.

Depending on the type of loss mitigation activities we pursue, those activities could result in accelerating or slowing prepayments on our PCs or Structured Securities, either of which could negatively affect the pricing of such PCs or Structured Securities.

We may experience further write-downs and losses relating to our assets, including our investment securities, net deferred tax assets, REO properties, mortgage loans or investments in LIHTC partnerships, that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We have experienced a significant increase in losses and write-downs relating to our assets during 2008, including significant declines in market value, impairments of our investment securities, market-based write-downs of REO properties, losses on non-performing loans purchased out of PC pools, and to a much lesser extent losses on our investments in LIHTC partnerships and other assets. A substantial portion of our impairment losses and write-downs relate to our investments in non-agency mortgage-related securities backed by subprime, Alt-A and MTA mortgage loans. We also incurred significant losses during 2008 relating to the non-mortgage investment securities in our cash and other investments portfolio, primarily as a result of a substantial decline in the market value of these assets due to the financial market crisis. The fair value of the investment securities we hold may be further adversely affected by continued deterioration in the housing and financial markets, additional ratings downgrades or other events.

Due to the continued deterioration in the housing and financial markets, we may experience additional write-downs and losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may continue to decline. This could adversely affect our results of operations, financial condition, liquidity and net worth. In addition, many of these assets do not trade in a liquid secondary market and the size of our holdings relative to normal market activity are such that, if we were to attempt to sell a significant quantity of assets, the market pricing in such markets could be significantly disrupted. Therefore, if we were to sell any of these assets, the price we ultimately realize may be materially lower than the value at which we carry these assets on our consolidated balance sheets.

In the third quarter of 2008, we recorded a $14.1 billion partial valuation allowance against our net deferred tax assets. In the fourth quarter of 2008, we recorded an additional $8.3 billion valuation allowance against our net deferred tax assets. As of December 31, 2008, we determined that a valuation allowance is not necessary for the remainder of our $15.4 billion of deferred tax asset, which are dependent upon our intent and ability to hold available-for-sale debt securities until the recovery of unrealized losses that are deemed to be temporary. The future status and role of Freddie Mac could be affected by the Conservator, and legislative and regulatory action that alters the ownership, structure and mission of the company. The uncertainty of these developments, as well as future legislative actions, could materially affect our operations, which could in turn affect our ability or intent to hold investments until the recovery of any temporary unrealized losses. If future events significantly alter our current outlook, a valuation allowance may need to be established for the remaining deferred tax asset.

48	Freddie Mac

If we are unable to recruit, retain and engage employees with the necessary skills, our ability to conduct our business activities effectively during the conservatorship may be adversely affected.

Our ability to recruit, retain and engage employees with the necessary skills to conduct our business may be adversely affected by the conservatorship, the uncertainty regarding its duration and the potential for future legislative or regulatory actions that could significantly affect our status as a GSE and our role in the secondary mortgage market. For example, our Chief Executive Officer recently resigned, effective no later than March 13, 2009. In addition, new statutory and regulatory requirements restricting executive compensation at institutions that have received federal financial assistance, even if not expressly applicable to us, may be interpreted as limiting the compensation that we are able to provide to our executive officers and other employees. Although we have established a retention program providing for cash awards that are designed to help retain key employees, we are not currently in a position to offer employees financial incentives that are equity-based and, as a result of this and other factors relating to the conservatorship that may affect our attractiveness as an employer, we may be at a competitive disadvantage compared to other potential employers. Accordingly, we may not be able to retain or replace executives or other employees with key skills and our ability to conduct our business effectively could be adversely affected.

The price and trading liquidity of our common stock and our NYSE-listed issues of preferred stock may be adversely affected if those securities are delisted from the NYSE.

If we do not satisfy the minimum share price, corporate governance and other requirements of the continued listing standards of the NYSE, our common stock and NYSE-listed issues of preferred stock could be delisted from the NYSE. On November 17, 2008, we received a notice from the NYSE that we had failed to satisfy the NYSE’s minimum share price standards for continued listing of our common stock. During the consecutive 30 trading-day period ended November 17, 2008, the average closing price of our common stock on the NYSE was less than $1.00 per share, and it has remained below $1.00 per share since that date. Under an NYSE rule change effective as of February 26, 2009, the minimum price listing standard has been suspended until June 30, 2009. If we do not regain compliance during the suspension period, the six-month compliance period that began on November 17, 2008 will recommence and we will have the remaining balance of that period to meet the standard.

If we are not able to cure the price deficiency, our common stock could be delisted from the NYSE, and this would also likely result in the delisting of our NYSE-listed preferred stock. The delisting of our common stock or NYSE-listed preferred stock would require any trading in these securities to occur in the over-the-counter market and could adversely affect the market prices and liquidity of the markets for these securities.

Material weaknesses and other deficiencies in internal control over financial reporting and disclosure controls could result in errors, affect operating results and cause investors to lose confidence in our reported results.

We face continuing challenges because of deficiencies in our accounting infrastructure and controls and the operational complexities of our business. As of December 31, 2008, we had four material weaknesses in internal control over financial reporting, and have determined that our disclosure controls and procedures were not effective as of December 31, 2008, at a reasonable level of assurance. These material weaknesses and other control deficiencies could result in errors, affect operating results and cause investors to lose confidence in our reported results. For a description of our existing material weaknesses, see “CONTROLS AND PROCEDURES — Internal Control Over Financial Reporting.”

There are a number of factors that may impede our efforts to establish and maintain effective internal control and a sound accounting infrastructure, including: the nature of the conservatorship and our relationship with FHFA; the complexity of our business activities and related GAAP requirements; significant turnover in our senior management and Board of Directors; uncertainty regarding the operating effectiveness and sustainability of newly established controls; and the uncertain impacts of recent housing and credit market volatility on the reliability of our models used to develop our accounting estimates. We cannot be certain that our efforts to improve our internal control over financial reporting will ultimately be successful.

Controls and procedures, no matter how well designed and operated, provide only reasonable assurance that material errors in our financial statements will be prevented or detected on a timely basis. A failure to establish and maintain effective internal control over financial reporting increases the risks of a material error in our reported financial results and delay in our financial reporting timeline. Depending on the nature of a failure and any required remediation, ineffective controls could have a material adverse effect on our business.

Delays in meeting our financial reporting obligations could affect our ability to maintain the listing of our securities on the NYSE. Ineffective controls could also cause investors to lose confidence in our reported financial information, which may have an adverse effect on the trading price of our securities.

49	Freddie Mac

Recent market conditions impair the reliability of the internal models we use for financial accounting and reporting purposes, to make business decisions and to manage risks, and our business could be adversely affected if those models fail to produce reliable results.

We make significant use of business and financial models for financial accounting and reporting purposes and to manage risk. For example, we use models in determining the fair value of financial instruments for which independent price quotes are not available or reliable or in extrapolating third-party values to certain of our assets and liabilities. We also use models to measure and monitor our exposures to interest-rate and other market risks and credit risk. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products.

We use market-based information as inputs to our models. The turmoil in the housing and credit markets creates additional risk regarding the reliability of our models, particularly since we are making adjustments to our models in response to rapid changes in economic conditions. This may increase the risk that our models could produce unreliable results or estimates that vary widely or prove to be inaccurate.

Models are inherently imperfect predictors of actual results because they are based on assumptions and/or historical experience. Our models could produce unreliable results for a number of reasons, including incorrect coding of the models, invalid or incorrect assumptions underlying the models, the need for manual adjustments to respond to rapid changes in economic conditions, incorrect data being used by the models or actual results that do not conform to historical trends and experience. In addition, the complexity of the models and the impact of the recent turmoil in the housing and credit markets create additional risk regarding the reliability of our models, since models may not function well in situations for which there are few or no recent historical precedents, such as the extreme economic conditions we are now experiencing. The valuations, risk metrics, amortization results, loan loss reserve estimations and security impairment charges produced by our internal models may be different from actual results, which could adversely affect our business results, cash flows, fair value of net assets, business prospects and future financial results. Changes in any of our models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. The different results could cause a revision of previously reported financial condition or results of operations, depending on when the change to the model, assumption, judgment or estimate is implemented. Any such changes may also cause difficulties in comparisons of the financial condition or results of operations of prior or future periods. If our models are not reliable, we could also make poor business decisions, impacting loan purchases, management and guarantee fee pricing, asset and liability management, or other decisions. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Valuation of Financial Instruments” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for more information on our use of models.

Changes in our accounting policies, as well as estimates we make, could materially affect how we report our financial condition or results of operations; our financial results and net worth may also be adversely affected by the accounting effects of our activities under conservatorship, including our implementation of HASP. In particular, (i) proposed amendments to SFAS 140 and FIN 46(R); and (ii) potential accounting effects of our implementation of HASP could have a significant impact on our net worth, and could require us to request additional draws under the Purchase Agreement.

Our accounting policies are fundamental to understanding our financial condition and results of operations. We have identified certain accounting policies and estimates as being “critical” to the presentation of our financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and for which materially different amounts could be recorded using different assumptions or estimates. For a description of our critical accounting policies, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES.” As new information becomes available and we update the assumptions underlying our estimates, we could be required to revise previously reported financial results.

From time to time, the FASB and the SEC can change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. We could be required to apply a new or revised standard retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting standards could result in material adverse effects to our stockholders’ equity (deficit) and result in or contribute to the need for additional draws under the Purchase Agreement.

For example, FASB has proposed changes to SFAS 140 and FIN 46(R), which may be effective as early as January 2010. If the FASB adopts the changes as proposed, we would be required to consolidate our PC trusts in our financial statements. If we are required to consolidate a significant portion of the assets and liabilities of our PC trusts, this could have a significant adverse impact on our net worth and could require us to take additional draws under the Purchase Agreement.

50	Freddie Mac

Such consolidation could also significantly increase our required level of capital under existing capital rules (which have been suspended by the Conservator). Implementation of these proposed changes would require significant operational and systems changes. Depending on the implementation date ultimately required by FASB, it may be difficult or impossible for us to make all such changes in a controlled manner by the effective date.

In addition, our implementation of HASP may require us to incur substantial costs and recognize potentially substantial accounting impacts.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for more information.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation and cause losses.

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our business, liability to customers, legislative or regulatory intervention or reputational damage. For example, our business is highly dependent on our ability to process a large number of transactions on a daily basis. The transactions we process have become increasingly complex and are subject to various legal, accounting and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities and derivatives transactions. Any such failure or termination could adversely affect our ability to effect transactions, service our customers and manage our exposure to risk.

Most of our key business activities are conducted in our principal offices located in McLean, Virginia. Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our business and the communities in which we are located. Potential disruptions may include those involving electrical, communications, transportation or other services we use or that are provided to us. If a disruption occurs and our employees are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our customers or counterparties may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

We are exposed to the risk that a catastrophic event, such as a terrorist event or natural disaster, could result in a significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, we maintain and test business continuity plans and have established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, our main offices. However, these measures may not be sufficient to respond to the full range of catastrophic events that may occur.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

We rely on third parties for certain functions that are critical to financial reporting, our mortgage-related investments portfolio activity and mortgage loan underwriting. Any failures by those vendors could disrupt our business operations.

We outsource certain key functions to external parties, including but not limited to: (a) processing functions for trade capture, market risk management analytics, and asset valuation; (b) custody and recordkeeping for our investment portfolios; and (c) processing functions for mortgage loan underwriting. We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, our business operations could be constrained, disrupted or otherwise negatively impacted. Our use of vendors also exposes us to the risk of a loss of intellectual property or of confidential information or other harm. Financial or operational difficulties of an outside vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services to us.

51	Freddie Mac

Our risk management and loss mitigation efforts may not effectively mitigate the risks we seek to manage.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate operational risks, interest-rate and other market risks and credit risks related to our business. Our risk management policies, procedures and techniques may not be sufficient to mitigate the risks we have identified or to appropriately identify additional risks to which we are subject. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK,” “MD&A — CREDIT RISKS” and “MD&A — OPERATIONAL RISKS” for a discussion of our approach to managing the risks we face.

Legal and Regulatory Risks

The future status and role of Freddie Mac could be materially affected by legislative and regulatory action that alters the ownership, structure and mission of the company.

We believe that it is highly likely that the role of the company and our business model will be substantially affected by future legislation, which could substantially affect our structure and future results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company or at all. If any of these events were to occur, our shares could substantially diminish in value, or cease to have any value, and there can be no assurance that our stockholders would receive any compensation for such loss in value. In addition, the Reform Act provides FHFA with more expansive regulatory authority over us than was held by OFHEO and the manner in which this authority will be implemented currently is unclear.

Legislation or regulation affecting the financial services, mortgage and investment banking industries may adversely affect our business activities and financial results.

We expect that the financial services, mortgage and investment banking industries will face increased regulation, whether by legislation or regulatory actions at the federal or state level. Our business activities may be directly affected by any such legislative and regulatory actions. For example, we could be negatively affected by legislation at the state level that changes the foreclosure process of any individual state. We may also be indirectly affected to the extent any such actions affect the activities of banks, savings institutions, insurance companies, securities dealers and other regulated entities that constitute a significant part of our customer base or counterparties. Congress may introduce legislation that could result in a broad overhaul of the financial services industry’s regulatory system. Legislative or regulatory provisions that create or remove incentives for these entities either to sell mortgage loans to us or to purchase our securities could have a material adverse effect on our business results. Among the legislative and regulatory provisions applicable to these entities are capital requirements for federally insured depository institutions and regulated bank holding companies.

Congress is currently considering legislation that would allow bankruptcy judges to unilaterally change the terms of many mortgage loans, including by reducing the loan balance. If enacted, this legislation could cause us to suffer substantial GAAP losses, including increased losses on our credit guarantee portfolio and additional other-than-temporary impairments on our non-agency mortgage-related securities, and may require us to request additional draws under the Purchase Agreement.

Our financial condition and results of operations and our ability to return to long-term profitability may be affected by the nature, extent and success of the actions taken by the U.S. government to stabilize the economy and financial markets.

Conditions in the overall economy and the mortgage markets in particular may be affected in both the short and long-term by the implementation of the EESA, the Recovery Act, the Financial Stability Plan announced by Treasury Secretary Geithner on February 10, 2009 and HASP. The effect that the implementation of these laws and programs may have on our business is uncertain. In addition, there can be no assurance as to the actual impact that these laws and programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these laws and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to the debt markets.

We may make certain changes to our business in an attempt to meet the housing goals and subgoals that may increase our losses.

We may make adjustments to our mortgage sourcing and purchase strategies in an effort to meet our housing goals and subgoals, including changes to our underwriting guidelines and the expanded use of targeted initiatives to reach underserved populations. For example, we may purchase loans and mortgage-related securities that offer lower expected returns on our investment and increase our exposure to credit losses. Doing so could cause us to forgo other purchase opportunities that we would expect to be more profitable. If our current efforts to meet the goals and subgoals prove to be insufficient, we may need to take additional steps that could further increase our losses.

52	Freddie Mac

We are involved in legal proceedings and governmental investigations that could result in the payment of substantial damages or otherwise harm our business.

We are a party to various legal actions, and are subject to investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of Virginia. In addition, certain of our directors, officers and employees are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. The defense of these or any future claims or proceedings could divert management’s attention and resources from the needs of the business. We may be required to establish reserves and to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations or proceedings. Any legal proceeding or governmental investigation, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Furthermore, developments in, outcomes of, impacts of, and costs, expenses, settlements and judgments related to these legal proceedings and governmental investigations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. See “LEGAL PROCEEDINGS” for information about our pending legal proceedings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices consist of five office buildings in McLean, Virginia. We own a 75% interest in a limited partnership that owns four of the office buildings, comprising approximately 1.3 million square feet. We occupy these buildings under a long-term lease from the partnership. We occupy the fifth building, comprising approximately 200,000 square feet, under a lease from a third party.

ITEM 3. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 13: LEGAL CONTINGENCIES” to our consolidated financial statements for more information regarding our involvement as a party to various legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008. As described above under “BUSINESS — Conservatorship and Related Developments,” the rights and powers of our stockholders, including voting rights, are suspended during the conservatorship.

53	Freddie Mac

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.00 per share, is listed on the NYSE under the symbol “FRE.” From time to time, our common stock may be admitted to unlisted trading status on other national securities exchanges. At February 25, 2009, there were 647,364,714 shares outstanding of our common stock. See “BUSINESS — Conservatorship and Related Developments — New York Stock Exchange Matters” for further information related to the listing status of our common stock.

Table 4 sets forth the high and low sale prices of our common stock for the periods indicated.

Table 4 — Quarterly Common Stock Information

	Sale Prices
	High	Low

2008 Quarter Ended
December 31	$2.03	$0.40
September 30	16.59	0.25
June 30	29.74	16.20
March 31	34.63	16.59
2007 Quarter Ended
December 31	$65.88	$22.90
September 30	67.20	54.97
June 30	68.12	58.62
March 31	68.55	58.88

Holders

As of February 25, 2009, we had 2,118 common stockholders of record.

Dividends

Table 5 sets forth the cash dividends per common share that we have declared for the periods indicated.

Table 5 — Dividends Per Common Share

Regular Cash
Dividend Per Share

2008 Quarter Ended
December 31	$0.00
September 30	0.00
June 30	0.25
March 31	0.25
2007 Quarter Ended
December 31	$0.25
September 30	0.50
June 30	0.50
March 31	0.50

Dividend Restrictions

Our payment of dividends is subject to the following restrictions:

Restrictions Relating to Conservatorship

As Conservator, FHFA announced on September 7, 2008 that we would not pay any dividends on the common stock or on any series of preferred stock (other than the senior preferred stock). FHFA has also instructed our Board of Directors that it should consult with and obtain the approval of FHFA before taking actions involving dividends.

Restrictions Under Purchase Agreement

The Purchase Agreement prohibits us from declaring or paying any dividends on Freddie Mac equity securities (other than the senior preferred stock) without the prior written consent of Treasury.

Restrictions Under Reform Act

Under the Reform Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet applicable capital requirements. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment. Under the Reform Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition. Our capital requirements have been suspended during conservatorship.

54	Freddie Mac

Restrictions Relating to Charter

Without regard to our capital classification, we must obtain prior written approval of FHFA to make any capital distribution that would decrease total capital to an amount less than the risk-based capital level or that would decrease core capital to an amount less than the minimum capital level. As noted above, our capital requirements have been suspended during conservatorship.

Restrictions Relating to Subordinated Debt

During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: (i) our core capital is below 125% of our critical capital requirement; or (ii) our core capital is below our statutory minimum capital requirement, and the Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 306(c) of our charter to purchase our debt obligations. In a September 23, 2008 statement concerning the conservatorship, the Director of FHFA stated that we would continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. As noted above, our capital requirements have been suspended during conservatorship.

Restrictions Relating to Preferred Stock

Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2008. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock. On December 31, 2008, we paid dividends of $172 million in cash on the senior preferred stock at the direction of the Conservator. We did not declare or pay dividends on any other series of preferred stock outstanding during the fourth quarter of 2008.

Restrictions on Receipt of Dividends from REIT Subsidiaries

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

For a description of our capital requirements, refer to “NOTE 10: REGULATORY CAPITAL” to our consolidated financial statements.

Stock Performance Graph

The following graph compares the five-year cumulative total stockholder return on our common stock with that of the Standard & Poor’s, or S&P, 500 Financial Sector Index and the S&P 500 Index. The graph assumes $100 invested in each of our common stock, the S&P 500 Financial Sector Index and the S&P 500 Index on December 31, 2003. Total return calculations assume annual dividend reinvestment. The graph does not forecast performance of our common stock.

55	Freddie Mac

Comparative Cumulative Total Stockholder Return
(in dollars)

	At December 31,
	2003	2004	2005	2006	2007	2008

Freddie Mac	$100	$129	$117	$125	$65	$1
S&P 500 Financials	100	111	118	141	115	51
S&P 500	100	111	116	135	142	90

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Following the implementation of the conservatorship, we have suspended the operation of our Employee Stock Purchase Plan, or ESPP, and are no longer making grants under our 2004 Stock Compensation Plan, or 2004 Employee Plan, or our 1995 Directors’ Stock Compensation Plan, as amended and restated, or Directors’ Plan. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. Prior to the implementation of the conservatorship, we regularly provided stock compensation to our employees and members of our Board of Directors under the ESPP, the 2004 Employee Plan and the Directors’ Plan. Prior to the stockholder approval of the 2004 Employee Plan, employee stock-based compensation was awarded in accordance with the terms of the 1995 Stock Compensation Plan, or 1995 Employee Plan. Although grants are no longer made under the 1995 Employee Plan, we currently have awards outstanding under this plan. We collectively refer to the 2004 Employee Plan and 1995 Employee Plan as the Employee Plans.

During the three months ended December 31, 2008, no stock options were granted or exercised under our Employee Plans or Directors’ Plan. Under our ESPP, no options to purchase shares of common stock were exercised and no options to purchase shares of common stock were granted during the three months ended December 31, 2008. Further, for the three months ended December 31, 2008, under the Employee Plans and Directors’ Plan, no restricted stock units were granted and restrictions lapsed on 102,829 restricted stock units.

See “NOTE 11: STOCK-BASED COMPENSATION” to our consolidated financial statements for more information.

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended December 31, 2008. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

56	Freddie Mac

Defaults Upon Senior Securities

On September 19, 2008, the Director of FHFA, acting as Conservator of Freddie Mac, advised the company of FHFA’s determination that no further preferred stock dividends should be paid by Freddie Mac’s REIT subsidiaries; Home Ownership Funding Corporation and Home Ownership Funding Corporation II. FHFA specifically directed Freddie Mac (as the controlling stockholder of both companies) and the boards of directors of both companies not to declare or pay any dividends on the Step-Down Preferred Stock of the REITs until FHFA directs otherwise. As a result, these companies are in arrears in the payment of dividends with respect to the preferred stock. For more information, see “NOTE 19: MINORITY INTERESTS” to our consolidated financial statements.

Transfer Agent and Registrar

Computershare Trust Company, N.A.
P.O. Box 43078
Providence, RI 02940-3078
Telephone: 781-575-2879
http://www.computershare.com/investors

57	Freddie Mac

ITEM 6. SELECTED FINANCIAL DATA(1)

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in millions, except share-related amounts)

Statement of Operations Data
Net interest income	$6,796	$3,099	$3,412	$4,627	$8,313
Non-interest income (loss)	(29,175)	(275)	1,679	683	(3,005)
Non-interest expense	(22,190)	(8,801)	(2,809)	(2,780)	(2,096)
Net income (loss) before cumulative effect of change in accounting principle	(50,119)	(3,094)	2,327	2,172	2,603
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(59)	—
Net income (loss)	(50,119)	(3,094)	2,327	2,113	2,603
Net income (loss) available to common stockholders	(50,795)	(3,503)	2,051	1,890	2,392
Per common share data:
Earnings (loss) before cumulative effect of change in accounting principle:
Basic	(34.60)	(5.37)	3.01	2.82	3.47
Diluted	(34.60)	(5.37)	3.00	2.81	3.46
Earnings (loss) after cumulative effect of change in accounting principle:
Basic	(34.60)	(5.37)	3.01	2.73	3.47
Diluted	(34.60)	(5.37)	3.00	2.73	3.46
Cash common dividends	0.50	1.75	1.91	1.52	1.20
Weighted average common shares outstanding (in thousands)(2):
Basic	1,468,062	651,881	680,856	691,582	689,282
Diluted	1,468,062	651,881	682,664	693,511	691,521
Balance Sheet Data
Total assets	$850,963	$794,368	$804,910	$798,609	$779,572
Short-term debt	435,114	295,921	285,264	279,764	266,024
Long-term senior debt	403,402	438,147	452,677	454,627	443,772
Long-term subordinated debt	4,505	4,489	6,400	5,633	5,622
All other liabilities	38,579	28,911	33,139	31,945	32,720
Minority interests in consolidated subsidiaries	94	176	516	949	1,509
Stockholders’ equity (deficit)	(30,731)	26,724	26,914	25,691	29,925
Portfolio Balances(3)
Mortgage-related investments portfolio(4)	$804,762	$720,813	$703,959	$710,346	$653,261
Total PCs and Structured Securities issued(5)	1,827,238	1,738,833	1,477,023	1,335,524	1,208,968
Total mortgage portfolio	2,207,476	2,102,676	1,826,720	1,684,546	1,505,531
Non-performing assets	48,385	18,446	9,546	9,673	9,383
Ratios
Return on average assets(6)	(6.1)%	(0.4)%	0.3%	0.3%	0.3%
Non-performing assets ratio(7)	2.6	1.1	0.6	0.7	0.8
Return on common equity(8)	N/A	(21.0)	9.8	8.1	9.4
Return on total equity(9)	N/A	(11.5)	8.8	7.6	8.6
Dividend payout ratio on common stock(10)	N/A	N/A	63.9	56.9	34.9
Equity to assets ratio(11)	(0.2)	3.4	3.3	3.5	3.8
Preferred stock to core capital ratio(12)	N/A	37.3	17.3	13.2	13.5

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Other Changes in Accounting Principles” to our consolidated financial statements for more information regarding our accounting policies and adjustments made to previously reported results due to changes in accounting principles. Effective January 1, 2006, we changed our method of estimating prepayments for the purpose of amortizing premiums, discounts and deferred fees related to certain mortgage-related securities. Effective January 1, 2005, we changed the effective interest method of accounting for interest expense related to callable debt.
(2)	Includes the weighted average number of shares during the 2008 periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic earnings per share, because it is unconditionally exercisable by the holder at a cost of $.00001 per share.
(3)	Represents the unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. Effective in December 2007, we established a trust for the administration of cash remittances received related to the underlying assets of our PCs and Structured Securities issued. As a result, for December 2007 and each period in 2008, we report the balance of our mortgage portfolios to reflect the publicly-available security balances of our PCs and Structured Securities. For periods prior to December 2007, we report these balances based on the unpaid principal balance of the underlying mortgage loans. We reflected this change as an increase in the unpaid principal balance of our mortgage-related investments portfolio by $2.8 billion at December 31, 2007.
(4)	The mortgage-related investments portfolio presented on our consolidated balance sheets differs from the mortgage-related investments portfolio in this table because the consolidated balance sheet caption includes valuation adjustments and deferred balances. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 24 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio” for more information.
(5)	Includes PCs and Structured Securities that are held in our mortgage-related investments portfolio. See “MD&A — OUR PORTFOLIOS — Table 50 — Total Mortgage Portfolio and Segment Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, REMICs, and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on unpaid principal balance. Includes other guarantees issued that are not in the form of a PC, such as long-term standby commitments and credit enhancements for multifamily housing revenue bonds.
(6)	Ratio computed as annualized net income (loss) divided by the simple average of the beginning and ending balances of total assets.
(7)	Ratio computed as non-performing assets divided by the simple average of the beginning and ending unpaid principal balances of mortgage loans held by us and those underlying our total PCs and Structured Securities issued.
(8)	Ratio computed as annualized net income (loss) available to common stockholders divided by the simple average of the beginning and ending balances of stockholders’ equity (deficit), net of preferred stock (at redemption value). Ratio is not computed for periods in which stockholders’ equity (deficit) is less than zero.
(9)	Ratio computed as annualized net income (loss) divided by the simple average of the beginning and ending balances of stockholders’ equity (deficit). Ratio is not computed for periods in which stockholders’ equity (deficit) is less than zero.
(10)	Ratio computed as common stock dividends declared divided by net income available to common stockholders. Ratio is not computed for periods in which net income (loss) available to common stockholders was a loss.
(11)	Ratio computed as the simple average of the beginning and ending balances of stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(12)	Ratio computed as preferred stock (excluding senior preferred stock), at redemption value divided by core capital. Senior preferred stock does not meet the statutory definition of core capital. Ratio is not computed for periods in which core capital is less than zero. See “NOTE 10: REGULATORY CAPITAL” to our consolidated financial statements for more information regarding core capital.

58	Freddie Mac

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2008.

Our financial results for the year ended December 31, 2008 reflect the adverse conditions in the U.S. mortgage markets during the year, which deteriorated dramatically during the second half of the year. We also experienced major changes in our regulatory environment and our management and supervision during the year, principally associated with our entry into conservatorship. Under conservatorship, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves public policy and other non-financial objectives but that may not contribute to profitability. Some of these changes have increased our expenses or caused us to forego revenue opportunities.

Deterioration of market conditions, including rapidly declining home prices, higher mortgage delinquency rates and higher loss severities, contributed to large credit-related expenses for the third and fourth quarters and the full year of 2008. In addition, non-cash fair value adjustments and a partial valuation allowance against our net deferred tax assets have resulted in deficits in our stockholders’ equity and made it necessary for us to make large draws on Treasury’s funding commitment. These draws will result in a large dividend obligation on our senior preferred stock. We expect to make additional draws on Treasury’s funding commitment in the future. The size of such draws will be determined by a variety of factors, including whether market conditions continue to deteriorate.

Conservatorship

For information on the conservatorship, see “BUSINESS — Conservatorship and Related Developments.” The conservatorship and related developments have had a wide-ranging impact on us, including our regulatory supervision, management, business objectives, financial condition and results of operations. The conservatorship has no specified termination date. There can be no assurance as to when or how the conservatorship will be terminated or what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist.

Key actions related to the conservatorship and the conduct of our business since the conservatorship was established include the following:

•	the execution of the Purchase Agreement with Treasury, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock, our receipt of $13.8 billion from Treasury in November 2008 pursuant to its commitment under the Purchase Agreement, and FHFA’s request to Treasury of a draw of $30.8 billion;

•	the execution of the Lending Agreement under which Treasury has established a temporary secured lending credit facility that is available to us through December 31, 2009;

•	the appointment by the Conservator of a new Chief Executive Officer and the appointment of a new non-executive Chairman and 10 other directors to our reconstituted Board of Directors (David M. Moffett recently resigned as Chief Executive Officer and resigned as a member of our Board of Directors, effective no later than March 13, 2009; John A. Koskinen has been appointed Interim Chief Executive Officer and Robert R. Glauber has been appointed interim non-executive Chairman of the Board of Directors, effective upon Mr. Moffett’s resignation);

•	the elimination by the Conservator of dividends on common and preferred stock (other than on the senior preferred stock); and

•	the announcement by FHFA that existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship.

On February 18, 2009, Treasury Secretary Geithner issued a statement outlining Treasury’s efforts to strengthen its commitment to us by increasing the funding available under the Purchase Agreement from $100 billion to $200 billion, affirming Treasury’s plans to continue purchasing Freddie Mac mortgage-related securities and increasing the size limit on our mortgage-related investments portfolio by $50 billion to $900 billion with a corresponding increase in the amount of allowable debt outstanding. As of the filing of this annual report on Form 10-K, the Purchase Agreement has not been amended to reflect the increase in Treasury’s commitment.

Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, our business objectives include:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

59	Freddie Mac

•	returning to long-term profitability; and

•	protecting the interests of taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. Our business is also subject to significant new restrictions that could limit our ability to achieve one or more of these objectives, including the requirements under the Purchase Agreement that we (i) limit the size of our mortgage-related investments portfolio to $900 billion as of December 31, 2009 and, thereafter, decrease the size of our mortgage-related investments portfolio at the rate of 10% per year until it reaches $250 billion, and (ii) not incur indebtedness that would result in our aggregate indebtedness exceeding a specified amount, without the prior written consent of Treasury. The balance of our mortgage-related investments portfolio and indebtedness at December 31, 2008 did not exceed the Purchase Agreement limits.

On February 18, 2009, the Obama Administration announced the HASP, which includes (a) an initiative that will allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for that loan; and (b) an initiative to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default, through various government incentives to servicers, mortgage holders and homeowners. At present, it is difficult for us to predict the full extent of our activities under these initiatives and assess their impact on us. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans, the costs associated with servicer and borrower incentive fees and the potential accounting impacts, will be substantial.

As a result of the draws under the Purchase Agreement, the aggregate liquidation preference of the senior preferred stock will increase from $1.0 billion as of September 8, 2008 to $45.6 billion. Our annual dividend obligation on the senior preferred stock, based on that liquidation preference, will be $4.6 billion, which is in excess of our annual historical earnings in most periods. These dividend obligations make it more likely that we will face increasingly negative cash flows from operations. To date, our need for funding under the Purchase Agreement has not been caused by cash flow shortfalls but rather primarily reflects large credit-related expenses and non-cash fair value adjustments as well as a partial valuation allowance against our net deferred tax assets that resulted in reductions to our GAAP stockholders’ equity (deficit). Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we may not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations could increase further as a result of additional draws under the Purchase Agreement or any dividends or quarterly commitment fees payable under the Purchase Agreement that are not paid in cash. The amounts we are obligated to pay in dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth and could substantially delay our return to long-term profitability or make long-term profitability unlikely. For more information, see “RISK FACTORS — Conservatorship and Related Developments — Factors including credit losses from our mortgage guarantee activities have had an increasingly negative impact on our cash flows from operations during 2007 and 2008. As we anticipate these trends to continue for the foreseeable future, it is likely that the company will increasingly rely upon access to the public debt markets as a source of funding for ongoing operations.”

For more information on the risks to our business relating to the conservatorship and uncertainties regarding the future of our business, see “RISK FACTORS.”

Housing and Economic Conditions and Impact on 2008 Results

The U.S. residential mortgage market experienced substantial deterioration during 2008 and early 2009, which adversely affected our financial condition and results of operations. We expect the residential mortgage market will continue to deteriorate in 2009.

Home price declines accelerated nationwide during 2008, with significant regional variations. We estimate that the national decline in home prices from the end of the third quarter of 2006 until the end of 2008 was approximately 16.8%, based on our own index, which is based on our single-family mortgage portfolio. We believe that there will be additional declines of 5 to 10% during 2009 based on our index. Other indices of home price changes may have different results than our own, as they are determined using different pools of mortgage loans. The percentage decline in home prices was particularly large in California, Florida, Arizona and Nevada, where we have significant concentrations of mortgage loans in our single-family mortgage portfolio, which includes loans underlying our PCs and Structured Securities. We estimate that home prices, as measured by our index, declined during 2008 by 26%, 25%, 26% and 30% in California, Florida, Arizona and Nevada, respectively.

Unemployment rates also worsened significantly. The U.S. Bureau of Labor Statistics reported unemployment rates in California, Florida, Arizona and Nevada of 9.3%, 8.1%, 6.9% and 9.1%, respectively, while the national rate was 7.2% as of December 31, 2008. Although inflation moderated by year end, an upward spike in food and energy prices during 2008 further eroded household financial conditions, and real consumer spending declined significantly. Both consumer and

60	Freddie Mac

business credit tightened considerably during the second half of 2008 as financial institutions curtailed their lending activities. This contributed to significant increases in credit spreads for both mortgage and corporate loans.

These macroeconomic conditions contributed to a substantial increase in the number of delinquent loans in our single-family mortgage portfolio during 2008 as well as the rate of transition of these loans from delinquency through foreclosure. Significant increases in market-reported delinquency rates for mortgages serviced by financial institutions during 2008 were reported not only for subprime and Alt-A loans, but also for prime loans. This delinquency data suggests that continuing home price declines and growing unemployment are now affecting behavior by a broader segment of mortgage borrowers, increasing numbers of whom are “underwater,” or owing more on their mortgage loans than their homes are currently worth. Our loan loss severities, or the average amount of recognized losses per loan, and redefault rates on modified loans also significantly increased during 2008, especially in California, Florida, Arizona and Nevada, where we have significant concentrations of mortgage loans with higher average loan balances than in other states.

We are operating in a challenging environment. A number of our major customers or counterparties have failed, been acquired, or received substantial government assistance in 2008, including Washington Mutual Bank, Lehman Brothers Holdings Inc., or Lehman, JP Morgan Chase & Co., American International Group, Inc., Bank of America Corporation, Merrill Lynch & Co., Inc., IndyMac Bank, FSB, Citigroup Inc. and Wachovia Corporation. In an attempt to stabilize the markets and restore liquidity, the U.S. government introduced several unprecedented programs to provide various forms of financial support to market participants. One of these programs, the Troubled Asset Relief Program, or TARP, was created pursuant to EESA to help stabilize the financial markets and has provided more than $250 billion of capital investments into U.S. financial institutions. Many of our largest single-family seller/servicers participated and have received capital from Treasury through the TARP. Another of these programs involves guarantees by the FDIC of the debt obligations issued by banks that elect to participate in the program. Certain of these programs and reduced investor demand for corporate debt have limited our access to long-term and callable funding. Uncertainty in the debt market has also contributed to an increase in our borrowing costs relative to the U.S. Treasury market and LIBOR indices. See “LIQUIDITY AND CAPITAL RESOURCES” for further information.

Adverse market developments have been the principal drivers of our substantially increased losses for 2008. Our provision for credit losses increased from $2.9 billion in 2007 to $16.4 billion in 2008, principally due to increased estimates of incurred losses on loans we own or guarantee caused by the deteriorating economic conditions as evidenced by our increased rates of delinquency and foreclosure; increased mortgage loan loss severities; and, to a lesser extent, heightened concerns that certain of our seller/servicer counterparties may fail to perform their recourse or repurchase obligations to us. For information regarding how we derive our estimate for the provision for credit losses, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”

The deteriorating market conditions during 2008 also led to a considerably more pessimistic outlook for the performance of the non-agency mortgage-related securities we own. We recorded security impairments on non-agency mortgage-related securities of $16.6 billion in 2008. The loans backing these securities exhibited much worse delinquency behavior as compared to loans in our single-family mortgage portfolio, which includes loans we have guaranteed. The deteriorating market conditions not only contributed to poor performance during 2008, but significantly impacted our expectations regarding future performance, both of which are critical in assessing security impairments. Furthermore, the mortgage-related securities backed by subprime loans, Alt-A and other loans and MTA loans, have significantly greater concentrations in the states that are undergoing the greatest economic stress, including California, Florida, Arizona and Nevada. Our non-agency mortgage-related securities backed by other loans, include securities backed by FHA/VA mortgages, home equity lines of credit and other residential loans. Additionally, during the second half of 2008 there were significant negative ratings actions and sustained categorical asset price declines most notably in the mortgage-related securities backed by MTA loans, which are a type of option ARM. Our non-agency mortgage-related securities backed by subprime and Alt-A and other loans do not include a significant amount of option ARM. At December 31, 2008 and 2007, our net unrealized losses on mortgage-related securities were $38.2 billion and $10.1 billion, respectively. Our net unrealized losses related to non-agency mortgage-related securities backed by MTA loans of $4.7 billion and $1.3 billion at December 31, 2008 and 2007, respectively. We believe that these unrealized losses on non-agency mortgage-related securities at December 31, 2008 were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. The combination of all of these factors not only had a material, negative impact on our view of expected performance, but also significantly reduced the likelihood of more favorable outcomes, resulting in a substantial increase in other-than-temporary impairments in 2008.

Due to the rapid deterioration of market conditions discussed above, the uncertainty of future market conditions on our results of operations and the uncertainty surrounding our future business model as a result of our placement into conservatorship, we recorded a $22.2 billion non-cash charge in the second half of 2008 in order to establish a partial valuation allowance against our net deferred tax assets. As a result, at December 31, 2008, we had a remaining deferred tax asset of $15.4 billion, principally representing the tax effect of unrealized losses on our available-for-sale securities portfolio.

61	Freddie Mac

Credit Overview

The factors affecting all residential mortgage market participants during 2008 adversely impacted our single-family mortgage portfolio during 2008. The following statistics illustrate the credit deterioration of loans in our single-family mortgage portfolio, which consists of single-family mortgage loans on our consolidated balance sheets as well as those backing our guaranteed PCs and Structured Securities.

Table 6 — Credit Statistics, Single-Family Mortgage Portfolio(1)

	As of
	12/31/2008	09/30/2008	06/30/2008	03/31/2008	12/31/2007

Delinquency rate(2)	1.72%	1.22%	0.93%	0.77%	0.65%
Non-performing assets (in millions)(3)	$47,959	$35,497	$27,480	$22,379	$18,121
REO inventory (in units)	29,340	28,089	22,029	18,419	14,394

	For the Three Months Ended
	12/31/2008	09/30/2008	06/30/2008	03/31/2008	12/31/2007
	(in units, unless noted)

Loan modifications(4)	17,695	8,456	4,687	4,246	2,272
REO acquisitions	12,296	15,880	12,410	9,939	7,284
REO disposition severity ratio(5)	32.8%	29.3%	25.2%	21.4%	18.1%
Single-family credit losses (in millions)(6)	$1,151	$1,270	$810	$528	$236

(1)	Consists of single-family mortgage loans for which we actively manage credit risk, which are those loans held in our mortgage-related investments portfolio as well as those loans underlying our PCs and Structured Securities and excluding certain Structured Transactions and that portion of our Structured Securities that are backed by Ginnie Mae Certificates.
(2)	We report single-family delinquency rate information based on the number of loans that are 90 days or more past due and those in the process of foreclosure, excluding Structured Transactions. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 90 days delinquent under the modified terms. Our delinquency rates for the single-family mortgage portfolio including Structured Transactions were 1.83% and 0.76% at December 31, 2008 and 2007, respectively. See “CREDIT RISKS — Mortgage Credit Risk — Delinquencies” for further information.
(3)	Includes those loans in our single-family mortgage portfolio, based on unpaid principal balances, that are past due for 90 days or more or where contractual terms have been modified as a troubled debt restructuring. Also includes single-family loans purchased under our financial guarantees as well as REO, which are acquired principally through foreclosure on loans within our single-family mortgage portfolio.
(4)	Consist of modifications under agreement with the borrower. Excludes forbearance agreements, which are made in certain circumstances and under which reduced or no payments are required during a defined period, as well as repayment plans, which are separate agreements with the borrower to repay past due amounts and return to compliance with the original terms.
(5)	Calculated as the aggregate amount of our losses recorded on disposition of REO properties during the respective quarterly period divided by the aggregate unpaid principal balances of the related loans with the borrowers. The amount of losses recognized on disposition of the properties is equal to the amount by which the unpaid principal balance of loans exceeds the amount of net sales proceeds from disposition of the properties. Excludes other related credit losses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.
(6)	Consists of single-family REO operations expense plus charge-offs, net of recoveries from third-party insurance and other credit enhancements. See “CREDIT RISKS — Mortgage Credit Risk — Credit Loss Performance” for further information.

The main contributors to our worsening credit statistics during 2008 were single-family loans originated in 2006 and 2007 as well as certain loan groups, such as Alt-A and interest-only mortgage loans. As of December 31, 2008, loans originated during 2006 and 2007 represented approximately 34% of the unpaid principal balance of single-family loans underlying our PCs and Structured Securities and 18% of the unpaid principal balance of single-family loans on our consolidated balance sheet. Although the credit characteristics of loans underlying our newly issued guarantees during 2008 have progressively improved, we have experienced weak credit performance to date from loans purchased in the first half of 2008, which we attribute to the combination of the timeframe of implementation of new loan underwriting requirements, which became effective as our customer contracts permitted, and the poor housing and economic conditions during the year. Sufficient time has not yet elapsed to evaluate the credit performance of loans purchased during the second half of 2008.

The Alt-A and interest-only loan groups have been particularly adversely affected by certain macroeconomic factors, such as declines in home prices, which have resulted in erosion in the borrower’s equity. Our holdings of loans in these groups are concentrated in the West region. The West region comprised 26% of the unpaid principal balance of our single-family mortgage portfolio as of December 31, 2008, but accounted for 30% and 11% of our REO acquisitions, based on property count during 2008 and 2007, respectively. The West region also accounted for approximately 45% and 8% of our credit losses during 2008 and 2007, respectively. Alt-A loans, which represented approximately 10% of our single-family mortgage portfolio as of both December 31, 2008 and 2007, accounted for approximately 50% of our credit losses in 2008 compared to 18% during 2007. In addition, stressed markets in the West region (especially California, Arizona and Nevada) and Florida tend to have higher average loan balances than the rest of the U.S. and were more affected by the steep home price declines. If home prices continue to decline in these and other regions, the credit statistics of our single-family mortgage portfolio will continue to deteriorate in 2009.

As of December 31, 2008, single-family mortgage loans in the state of Florida comprised approximately 7% of our single-family mortgage portfolio, based on unpaid principal balances; however, the loans in this state made up approximately 21% of the total delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances. Consequently, Florida remains our leading state for seriously delinquent mortgage loans; however, these have been slow to transition to REO and be reflected in our recognized credit losses due to the duration of Florida’s foreclosure process and our suspension

62	Freddie Mac

of foreclosure sales discussed below. California and Florida were the states where we experienced the highest credit losses during 2008; these states comprised 41% of our single-family credit losses on a combined basis. These and other factors caused us to significantly increase our estimate for loan loss reserves during 2008.

We have taken several steps during 2008 and continuing in 2009 designed to support homeowners in the U.S. and mitigate the continued growth of our non-performing assets, some of which were undertaken at the direction of FHFA. We continue to expand our efforts to increase our use of foreclosure alternatives, and have expanded our staff to assist our seller/servicers in completing loan modifications and other outreach programs with the objective of keeping more borrowers in their homes. We expect that many of these efforts will have a negative impact on our financial results. Some of these initiatives during 2008 and 2009 include:

•	approving approximately 81,000 workout plans and agreements with borrowers for the estimated 400,000 single-family loans in our single-family mortgage portfolio that were or became delinquent (90 days or more past due or were in foreclosure) during 2008;

•	delegating expanded workout authority to our seller/servicers and doubling the amount of compensation we provide to seller/servicers for successful workouts of delinquent loans;

•	assisting our seller/servicers in efforts to reach out to delinquent borrowers earlier and developing programs to do so on a broad scale;

•	in conjunction with FHFA, the HOPE NOW Alliance and other industry participants, initiating implementation of the Streamlined Modification Program;

•	temporarily suspending all foreclosure sales of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009 to allow for implementation of the Streamlined Modification Program by our seller/servicers; and

•	the HASP announced by the Obama Administration, under which we and our servicers will increase loan modification and refinancing efforts. We expect our efforts under HASP will replace the Streamlined Modification Program. Beginning March 7, 2009, we will suspend foreclosure sales for those loans that are eligible for modification under the HASP until our servicers determine that the borrower of such a loan is not responsive or that the loan does not qualify for a modification under HASP or any of our other alternatives to foreclosure.

These activities will create fluctuations in our credit statistics. For example, the suspension of foreclosure sales for occupied homes has temporarily reduced the rate of growth of our REO inventory and credit losses since November 2008; however, this also has created a temporary increase in the number of delinquent loans that remain in our single-family mortgage portfolio, which results in higher reported delinquency rates than without our suspension of foreclosures. In addition, the implementation of the Streamlined Modification Program and the HASP will cause the number of our forbearance agreements, troubled debt restructurings and related losses, such as losses on loans purchased, to rise.

Our investments in non-agency mortgage-related securities, which are primarily backed by subprime, Alt-A and MTA mortgage loans, also were affected by the deteriorating credit conditions during 2008. The table below illustrates the increases in delinquency rates for subprime, Alt-A and MTA loans that back the non-agency mortgage-related securities we own. Given the recent substantial deterioration in the economic outlook and the renewed acceleration of housing price declines, the performance of the loans backing these securities could continue to deteriorate. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for additional information regarding our investments in mortgage-related securities backed by subprime, Alt-A and MTA loans.

63	Freddie Mac

Table 7 — Credit Statistics, Non-Agency Mortgage-Related Securities Backed by Subprime, Alt-A and MTA Loans

	As of
	12/31/2008	09/30/2008	06/30/2008	03/31/2008	12/31/2007

Delinquency rates(1):
Non-agency mortgage-related securities backed by:
Subprime first lien	38%	35%	31%	27%	21%
Alt-A(2)	17	14	12	10	8
MTA	30	24	18	12	7

Cumulative collateral loss:(3)
Non-agency mortgage-related securities backed by:
Subprime first lien	6%	4%	2%	1%	1%
Alt-A(2)	1	1	—	—	—
MTA	1	1	—	—	—

Gross unrealized losses, pre-tax (in millions)(4)	$30,671	$22,411	$25,858	$28,065	$11,127
Impairment loss for the three months ended (in millions)	$6,794	$8,856	$826	$—	$—

(1)	Based on the number of loans that are 60 days or more past due. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 60 days delinquent under the modified terms.
(2)	Excludes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.
(3)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are less than the losses on the underlying collateral as these securities include significant credit enhancements, particularly through subordination.
(4)	Gross unrealized losses, pre-tax, represent the aggregate of the amount by which amortized cost exceeds fair value measured at the individual lot level.

We held unpaid principal balances of $119.5 billion of non-agency mortgage-related securities backed by subprime, Alt-A and other loans and MTA loans, in our mortgage-related investments portfolio as of December 31, 2008 compared to $152.6 billion as of December 31, 2007. We received monthly remittances of principal payments on these securities, which totaled more than $33.7 billion during 2008 representing a partial return of our investment in these securities. We recognized impairment losses on mortgage-related securities primarily backed by subprime, Alt-A and other and MTA loans of $16.6 billion for 2008. The portion of these impairment charges associated with expected recoveries that we estimate may be recognized as net interest income in future periods was $11.8 billion on securities backed primarily by subprime, Alt-A and other and MTA loans as of December 31, 2008. The increase in unrealized losses, despite the decline in unpaid principal balance, is due to the significant declines in non-agency mortgage asset prices which occurred during 2008, and which accelerated significantly for Alt-A and MTA loans during the latter half of 2008. We believe the majority of the declines in the fair value of these securities are attributable to decreased liquidity and larger risk premiums in the mortgage market. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for further information.

GAAP Results — 2008 versus 2007

Two accounting changes had a significant positive impact on our financial results for 2008: our adoptions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159 or the fair value option. For more information, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES.” In connection with the adoption of SFAS 157, we changed our method for determining the fair value of our newly-issued guarantee obligations. Under SFAS 157, the initial fair value of our guarantee obligation equals the fair value of compensation received, consisting of management and guarantee fees and upfront compensation, in the related securitization transaction, which is a practical expedient for determining fair value. As a result, prospectively from January 1, 2008, we no longer record estimates of deferred gains or immediate, “day one” losses on most guarantees. SFAS 159 permits companies to choose to measure certain eligible financial instruments at fair value that are not currently required to be measured at fair value in order to mitigate volatility in reported earnings caused by measuring assets and liabilities differently. We initially elected the fair value option for certain available-for-sale mortgage-related securities and our foreign-currency denominated debt. Upon adoption of SFAS 159, we recognized a $1.0 billion after-tax increase to our retained earnings (accumulated deficit) at January 1, 2008. We may continue to elect the fair value option for certain securities to mitigate interest-rate aspects of changes in the fair value of our guarantee asset and changes in the fair value of certain pay-fixed interest-rate swaps.

Net loss was $50.1 billion and $3.1 billion for 2008 and 2007, respectively. Net loss increased during 2008 compared to 2007, principally due to an increase in credit-related expenses, impairment losses on interest-only mortgage securities and certain non-agency mortgage-related securities, the establishment of a partial valuation allowance against our net deferred tax assets and increased derivative losses and losses on our guarantee asset. We refer to the combination of our provision for credit losses and REO operations expense as credit-related expenses when we use this term and specifically exclude other market-based impairment losses. These loss and expense items for 2008 were partially offset by higher net interest income and higher income on our guarantee obligation as well as lower losses on certain credit guarantees due to our use of the practical expedient for determining fair value under SFAS 157, and lower losses on loans purchased due to changes in our operational practice of purchasing delinquent loans out of PC securitization pools.

64	Freddie Mac

Net interest income was $6.8 billion for 2008, compared to $3.1 billion for 2007. The 2% annualized limitation on the growth of our mortgage-related investments portfolio previously established by FHFA expired during March 2008 as we met FHFA’s criterion of becoming a timely filer of our financial statements. As a result, we were able to hold higher amounts of fixed-rate agency mortgage-related securities at significantly wider spreads relative to our funding costs during 2008 as compared to 2007. Our funding costs were lower in 2008, as compared to 2007, due to declines in interest rates combined with our greater use of lower-cost short-term debt. Net interest income also includes $0.6 billion of income related to the accretion of other-than-temporary impairments of investments in available-for-sale securities recorded in the second and third quarters of 2008.

Non-interest income (loss) was $(29.2) billion and $(0.3) billion for 2008 and 2007, respectively. The increase in non-interest loss during 2008 was primarily due to higher losses on investment activity, higher derivative losses excluding foreign-currency related effects, and higher losses on our guarantee asset driven by increased uncertainty in the market and declines in long-term interest rates. Losses on investment activity totaled $16.1 billion in 2008, as compared to gains of $294 million in 2007, due primarily to impairments on available-for-sale securities of $17.7 billion during 2008. We believe a significant amount of the declines in fair values represented by these impairments are due to decreased liquidity and larger risk premiums in the mortgage market. If our assumptions concerning the future performance of these securities are correct, we will recapture a significant portion of these write-downs as interest income, as remittances on the securities are received. We recognized a significant increase in net derivative losses during 2008 compared to 2007 due to declines in interest rates during 2008, resulting in losses on our pay-fixed swap positions, partially offset by gains on receive-fixed swaps principally used as economic hedges on our outstanding debt. These losses were partially offset by increased income on our guarantee obligation and higher management and guarantee income in 2008.

Non-interest expense for 2008 and 2007 totaled $22.2 billion and $8.8 billion, respectively, and included credit-related expenses of $17.5 billion and $3.1 billion, respectively. Excluding credit-related expenses, our non-interest expense declined from $5.7 billion in 2007 to $4.7 billion in 2008 and was primarily due to the reductions in losses on certain credit guarantees and losses on loans purchased. These declines were partially offset by a $1.1 billion loss on the Lehman short-term lending transactions. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Securities Administrator Loss on Investment Activity” for further information on the Lehman short-term lending transactions. Administrative expenses totaled $1.5 billion for 2008, down from $1.7 billion for 2007 as we implemented several cost reduction measures.

Segment Earnings

Our business operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. The activities of our business segments are described in “BUSINESS — Our Business and Statutory Mission — Our Business Segments.” Certain activities that are not part of a segment are included in the All Other category. We manage and evaluate performance of the segments and All Other using a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator.

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. For more information on Segment Earnings, including its limitations as a measure of our financial performance, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements.

The objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement with Treasury, may negatively impact our Segment Earnings and the performance of individual segments. For example:

•	the required reduction in our mortgage-related investments portfolio balance to $250 billion, through successive annual 10% declines commencing in 2010, will likely cause our Investments segment results to decline;

•	our objective of assisting the mortgage market may cause us to change our pricing strategy in our core mortgage loan purchase or guarantee business, which may negatively impact our Single-family Guarantee segment results; and

•	the public policy objective of keeping borrowers in their homes may result in us making substantial concessions to troubled borrowers, which could negatively impact our results.

For more information, see “BUSINESS — Conservatorship and Related Developments.”

Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) for certain investment-related activities and credit guarantee-related activities. Segment Earnings includes certain reclassifications among income and expense categories that have no impact on net income (loss) but provide us with a meaningful metric to assess the performance of each segment and our company as a whole. Segment Earnings does not include the effect of the establishment of the valuation allowance against our net deferred tax assets.

65	Freddie Mac

Table 8 presents Segment Earnings by segment and the All Other category and includes a reconciliation of Segment Earnings to net income (loss) prepared in accordance with GAAP.

Table 8 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Segment Earnings, net of taxes:
Investments	$(1,175)	$2,028	$2,111
Single-family Guarantee	(9,318)	(256)	1,289
Multifamily	364	398	434
All Other	134	(103)	19

Total Segment Earnings (loss), net of taxes	(9,995)	2,067	3,853

Reconciliation to GAAP net income (loss):
Derivative- and foreign currency denominated debt-related adjustments	(13,219)	(5,667)	(2,371)
Credit guarantee-related adjustments	(3,928)	(3,268)	(201)
Investment sales, debt retirements and fair value-related adjustments	(10,462)	987	231
Fully taxable-equivalent adjustments	(419)	(388)	(388)

Total pre-tax adjustments	(28,028)	(8,336)	(2,729)
Tax-related adjustments(1)	(12,096)	3,175	1,203

Total reconciling items, net of taxes	(40,124)	(5,161)	(1,526)

GAAP net income (loss)	$(50,119)	$(3,094)	$2,327

(1)	2008 includes a non-cash charge related to the establishment of a partial valuation allowance against our net deferred tax assets of approximately $22 billion that is not included in Segment Earnings.

Investments

Our Investments segment is responsible for our investment activity in mortgages and mortgage-related securities, other investments, debt financing and managing our interest rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgage loans.

Performance comparison for 2008 versus 2007:

•	Segment Earnings (loss) decreased to $(1.2) billion for 2008, compared to Segment Earnings of $2.0 billion for 2007.

•	Segment Earnings net interest yield increased 3 basis points to 54 basis points in 2008 compared to 2007 due to both the purchases of fixed-rate assets at wider spreads relative to our funding costs and the replacement of higher cost short- and long-term debt with lower cost debt issuances. Partially offsetting the increase in net interest yield was the impact of declining rates on our floating rate assets and an increase in derivative interest carry expense on net pay-fixed swaps in a declining rate environment.

•	Segment Earnings included security impairments of $4.3 billion during 2008 that reflect expected credit-related losses. Non-credit related security impairments of $13.4 billion were not included in Segment Earnings during 2008.

•	Segment Earnings non-interest expense for 2008 includes a loss of $1.1 billion on investment transactions related to the Lehman short-term lending transactions. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Securities Administrator Loss on Investment Activity” for more information.

•	The unpaid principal balance of our mortgage-related investments portfolio increased 10.4% to $732 billion at December 31, 2008 compared to $663 billion at December 31, 2007. Contributing to the growth in the portfolio during the second half of 2008 was FHFA’s directive that we acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage portfolio to provide additional liquidity to the mortgage market. Agency securities comprised approximately 68% of the unpaid principal balance of the mortgage-related investments portfolio at December 31, 2008 versus 61% at December 31, 2007.

•	Due to the substantial levels of volatility in worldwide financial markets in 2008, our ability to access both the term and callable debt markets has been limited and we have relied increasingly on the issuance of shorter-term debt. While we use interest rate derivatives to economically hedge a significant portion of our interest rate exposure, we are exposed to risks relating to our ability to issue new debt when our outstanding debt matures and to the variability in interest costs on our new issuances of debt, which directly impacts our Investments Segment earnings.

Single-Family Guarantee

In our Single-family Guarantee segment, we securitize substantially all of the newly or recently originated single-family mortgages we have purchased and issue mortgage-related securities, called PCs, that can be sold to investors or held by us in our Investments segment.

Performance comparison for 2008 versus 2007:

•	Segment Earnings (loss) increased to $(9.3) billion in 2008 compared to $(256) million in 2007.

66	Freddie Mac

•	Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $16.7 billion in 2008 from $3.0 billion in 2007.

•	Realized single-family credit losses were 21 basis points of the average single-family credit guarantee portfolio for 2008, compared to 3 basis points for 2007.

•	We implemented several delivery fee increases that were effective at varying dates between March and June 2008, or as our customers’ contracts permitted. We cancelled certain of our planned increases in delivery fees that were to be implemented in November 2008. Our efforts to provide increased support to the mortgage market under the direction of our Conservator have affected our guarantee pricing decisions and will likely continue to do so.

•	Average rates of management and guarantee fee income for the Single-family Guarantee segment increased to 20.7 basis points during 2008 compared to 18.0 basis points in 2007.

•	The average balance of the single-family credit guarantee portfolio increased by 12% during 2008, compared to 14% during 2007.

Multifamily

Our Multifamily segment activities include purchases of multifamily mortgages for our mortgage-related investments portfolio, and guarantees of payments of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds.

Performance comparison for 2008 versus 2007:

•	Segment Earnings decreased 9% to $364 million in 2008 versus $398 million in 2007.

•	Segment Earnings net interest income was $426 million in 2008, unchanged from 2007. However, we recognized an increase in interest income on mortgage loans due to higher average balances and purchases of higher yield assets that was offset by lower yield maintenance fees in 2008.

•	Mortgage purchases into our multifamily loan portfolio increased approximately 4% during 2008 to $18.9 billion from $18.2 billion during 2007.

•	Unpaid principal balance of our multifamily loan portfolio increased to $72.7 billion at December 31, 2008 from $57.6 billion at December 31, 2007 as market fundamentals continued to provide attractive purchase opportunities.

•	Unpaid principal balance of our multifamily guarantee portfolio increased 35% to $15.7 billion as of December 31, 2008 as we continued to increase our resecuritization and guarantees of mortgage revenue bonds during 2008 to support the mortgage market.

•	Segment Earnings provision for credit losses for the Multifamily segment totaled $229 million and $38 million during 2008 and 2007, respectively. We increased our reserve estimates in 2008 to reflect the recent deterioration of market conditions, such as unemployment and vacancy rates, which worsened during the second half of 2008 and resulted in increased estimated severities of incurred loss.

Capital Management

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. Concurrent with this announcement, FHFA classified us as undercapitalized as of June 30, 2008 based on discretionary authority provided by statute.

FHFA has directed us to focus our risk and capital management on, among other things, maintaining a positive balance of GAAP stockholders’ equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability. However, as discussed in “BUSINESS — Conservatorship and Related Developments — Supervision of Our Business During Conservatorship,” certain of the Conservator’s directives are expected to conflict with these objectives. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets, up to the maximum aggregate amount that may be funded under the Purchase Agreement.

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” for additional information on mandatory receivership. At December 31, 2008, our liabilities exceeded our assets under GAAP by $30.6 billion while our stockholders’ equity (deficit) totaled $(30.7) billion. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. On November 24, 2008, we received

67	Freddie Mac

$13.8 billion from Treasury under the Purchase Agreement. The Director of FHFA has submitted a draw request to Treasury under the Purchase Agreement in the amount of $30.8 billion, which we expect to receive in March 2009. As a result of these draws, the aggregate liquidation preference on the senior preferred stock will increase from $1.0 billion as of September 8, 2008 to $45.6 billion and the remaining funding available under Treasury’s announced commitment will decrease to approximately $155.4 billion. We expect to make additional draws on Treasury’s funding commitment in the future. The size of such draws will be determined by a variety of factors, including whether market conditions continue to deteriorate.

The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid our first quarterly dividend of $172 million in cash on the senior preferred stock on December 31, 2008 at the direction of our Conservator. Following receipt of our pending draw, Treasury will be entitled to annual cash dividends of $4.6 billion, as calculated based on the aggregate liquidation preference of $45.6 billion. If we make additional draws under the Purchase Agreement, this would further increase our dividend obligation.

This substantial ongoing dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 and limited flexibility to pay down draws under the Purchase Agreement, will have an adverse impact on our future financial position and net worth. For additional information concerning the potential impact of the Purchase Agreement, including taking additional large draws, see “RISK FACTORS.” For additional information on our capital management and capital requirements, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Adequacy” and “NOTE 10: REGULATORY CAPITAL” to our consolidated financial statements.

The Purchase Agreement places several restrictions on our business activities, which, in turn, affect our management of capital. For instance, our mortgage-related investments portfolio may not exceed $900 billion as of December 31, 2009 and must then decline by 10% per year until it reaches $250 billion. We are also unable to issue capital stock of any kind without Treasury’s prior approval, other than in connection with the common stock warrant issued to Treasury under the Purchase Agreement or binding agreements in effect on the date of the Purchase Agreement. In addition, on September 7, 2008, the Director of FHFA announced the elimination of dividends on our common and preferred stock, excluding the senior preferred stock. See “BUSINESS — Conservatorship and Related Developments” for additional information regarding the Purchase Agreement and the senior preferred stock.

A variety of factors could materially affect the level and volatility of our GAAP stockholders’ equity (deficit) in future periods and the amount of additional draws we are required to take under the Purchase Agreement. Key factors include continued deterioration in the housing market, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; the pursuit of policy-related objectives that may adversely impact our financial results; adverse changes in interest rates, the yield curve, implied volatility or mortgage OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI; dividend obligations on the senior preferred stock; our inability to access the public debt markets on terms sufficient for our needs, absent support from Treasury and the Federal Reserve; establishment of a valuation allowance for our remaining deferred tax asset; changes in accounting practices or standards, including the initial implementation of proposed amendments to SFAS 140 and FIN 46(R); potential accounting consequences of our implementation of HASP; or changes in business practices resulting from legislative and regulatory developments, such as the enactment of legislation providing bankruptcy judges with the authority to revise the terms of a mortgage, including the principal amount. At December 31, 2008, our remaining deferred tax asset, which could be subject to a valuation allowance in future periods, totaled $15.4 billion. As a result of the factors described above, it is difficult for us to maintain a positive level of stockholders’ equity (deficit).

Liquidity

In the second half of 2008, we experienced less demand for our debt securities, as reflected in wider spreads on our term and callable debt. This reflected overall deterioration in our access to unsecured medium and long term debt markets to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we have been required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand and adverse credit market conditions. We use pay-fixed swaps to synthetically create the substantive economic equivalent of various debt funding structures. Thus, if our access to the derivative markets were disrupted, our business results would be adversely affected. The use of these derivatives also exposes us to additional counterparty credit risk. This funding strategy may increase the volatility of our GAAP results through mark-to-fair value impacts on our pay-fixed swaps and other derivatives. However, the Federal Reserve has been an active purchaser of our long-term debt under its purchase program as discussed below and spreads on our debt and access to the debt markets have improved in early 2009 as a result of this activity. See “LIQUIDITY AND CAPITAL RESOURCES — Liquidity” for more information on our debt funding activities and risks posed by our current market challenges and “RISK FACTORS” for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

68	Freddie Mac

As described under “BUSINESS — Conservatorship and Related Developments,” Treasury and the Federal Reserve have taken a number of actions affecting our access to debt financing, including the following:

•	Treasury entered into the Lending Agreement with us, under which we may request funds through December 31, 2009. As of December 31, 2008, we had not borrowed against the Lending Agreement.

•	The Federal Reserve has implemented a program to purchase up to $100 billion in direct obligations of Freddie Mac, Fannie Mae and the FHLBs. The Federal Reserve will purchase these direct obligations from primary dealers. The Federal Reserve began purchasing direct obligations under this program in December 2008. The support of the Federal Reserve has helped to improve spreads on our debt and our access to the debt markets.

The Lending Agreement is scheduled to expire on December 31, 2009. Upon expiration, we will not have a substantial liquidity backstop available to us (other than Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent authority) if we are unable to obtain funding from issuances of debt or other conventional sources. Consequently, our long-term liquidity contingency strategy is currently dependent on extension of the Lending Agreement beyond December 31, 2009.

As discussed above, our dividend obligations on the senior preferred stock are substantial, and make it more likely that we will face increasingly negative cash flows from operations.

Fair Value Results

Our consolidated fair value measurements are a component of our risk management processes, as we use daily estimates of the changes in fair value to calculate our Portfolio Market Value Sensitivity, or PMVS, and duration gap measures. Included in our fair value results for 2008 are the funds received from Treasury of $13.8 billion under the Purchase Agreement. For information about how we estimate the fair value of financial instruments, see “NOTE 17: FAIR VALUE DISCLOSURES” to our consolidated financial statements.

During 2008, the fair value of net assets, before capital transactions, decreased by $120.9 billion compared to a $24.7 billion decrease during 2007. Included in the reduction of the fair value of net assets is $40.2 billion related to our valuation allowance for our net deferred tax assets at fair value during 2008.

Our attribution of changes in the fair value of net assets relies on models, assumptions and other measurement techniques that evolve over time. The following attribution of changes in fair value reflects our current estimate of the items presented (on a pre-tax basis) and excludes the effect of returns on capital and administrative expenses.

During 2008, our investment activities decreased fair value of net assets by approximately $75.1 billion. This estimate includes declines in fair value of approximately $90.7 billion attributable to the net widening of mortgage-to-debt OAS. Of this amount, approximately $74.9 billion was related to the impact of the net mortgage-to-debt OAS widening primarily on our portfolio of non-agency mortgage-related securities with a limited, but increasing amount attributable to the risk of future losses. The reduction in fair value was partially offset by higher core spread income. Core spread income on our mortgage-related investments portfolio is a fair value estimate of the net current period accrual of income from the spread between mortgage-related investments and debt, calculated on an option-adjusted basis.

During 2007, our investment activities decreased fair value of net assets by approximately $18.9 billion. This estimate includes declines in fair value of approximately $23.8 billion attributable to the net widening of mortgage-to-debt OAS. Of this amount, approximately $13.4 billion was related to the impact of the net mortgage-to-debt OAS widening on our portfolio of non-agency mortgage-related securities.

The impact of mortgage-to-debt OAS widening during 2008 decreased the current fair value of our investment activities. Due to the relatively wide OAS levels for purchases during the period, we believe there is a likelihood that, in future periods, we will be able to recognize core-spread income from our investment activities at a higher spread level than historically. We estimate that at December 31, 2008, we will recognize core spread income at a net mortgage-to-debt OAS level of approximately 350 to 450 basis points in the long run, compared to approximately 100 to 105 basis points estimated at December 31, 2007. As market conditions change, our estimate of expected fair value gains from OAS may also change, leading to significantly different fair value results.

During 2008, our credit guarantee activities, including our single-family mortgage loan credit exposure, decreased fair value of net assets by an estimated $40.1 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $36.7 billion, primarily due to a declining credit environment. This increase in the single-family guarantee obligation includes a reduction of $7.1 billion in the fair value of our guarantee obligation recorded on January 1, 2008, as a result of our adoption of SFAS 157.

During 2007, our credit guarantee activities decreased fair value of net assets by an estimated $18.5 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $22.2 billion, primarily attributable to a declining credit environment. This increase in the single-family guarantee obligation was partially offset by a fair value

69	Freddie Mac

increase in the single-family guarantee asset of approximately $2.1 billion and cash receipts primarily related to management and guarantee fees and other up-front fees.

See “CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS” for additional information regarding attribution of changes in the fair value of net assets.

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for more information concerning the most significant accounting policies and estimates applied in determining our reported financial position and results of operations.

Effective December 31, 2007, we retrospectively changed our method of accounting for our guarantee obligation: (a) to a policy of no longer extinguishing our guarantee obligation when we purchase all or a portion of our issued PCs and Structured Securities from a policy of effective extinguishment through the recognition of a Participation Certificate residual and (b) to a policy that amortizes our guarantee obligation into earnings in a manner that corresponds more closely to our economic release from risk under our guarantee than our former policy, which amortized our guarantee obligation according to the contractual expiration of our guarantee as observed by the decline in the unpaid principal balance of securitized mortgage loans. All years’ results presented herein reflect consistent application of this change.

Table 9 — Summary Consolidated Statements of Operations — GAAP Results

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Net interest income	$6,796	$3,099	$3,412
Non-interest income (loss):
Management and guarantee income	3,370	2,635	2,393
Gains (losses) on guarantee asset	(7,091)	(1,484)	(978)
Income on guarantee obligation	4,826	1,905	1,519
Derivative gains (losses)	(14,954)	(1,904)	(1,173)
Gains (losses) on investment activity	(16,108)	294	(473)
Gains (losses) on foreign-currency denominated debt recorded at fair value(1)	406	—	—
Gains (losses) on debt retirement	209	345	466
Recoveries on loans impaired upon purchase	495	505	—
Foreign-currency gains (losses), net(1)	—	(2,348)	96
Low-income housing tax credit partnerships	(453)	(469)	(407)
Other income	125	246	236

Non-interest income (loss)	(29,175)	(275)	1,679

Non-interest expense	(22,190)	(8,801)	(2,809)

Income (loss) before income tax (expense) benefit	(44,569)	(5,977)	2,282
Income tax (expense) benefit	(5,550)	2,883	45

Net income (loss)	$(50,119)	$(3,094)	$2,327

(1)	We elected the fair value option for our foreign-currency denominated debt effective January 1, 2008 in connection with our adoption of SFAS 159. Accordingly, foreign-currency changes are now recorded in gains (losses) on foreign-currency denominated debt recorded at fair value. Prior to that date, translation gains and losses on our foreign-currency denominated debt were reported in foreign-currency gains (losses), net in our consolidated statements of operations.

Net Interest Income

Table 10 summarizes our net interest income and net interest yield and provides an attribution of changes in annual results to changes in interest rates or changes in volumes of our interest-earning assets and interest-bearing liabilities. Average balance sheet information is presented because we believe end-of-period balances are not representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance was calculated for the period. When daily weighted average balance information was not available, a simple monthly average balance was calculated.

70	Freddie Mac

Table 10 — Average Balance, Net Interest Income and Rate/Volume Analysis

	Year Ended December 31,
	2008			2007			2006
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)(4)	$93,649	$5,369	5.73%	$70,890	$4,449	6.28%	$63,870	$4,152	6.50%
Mortgage-related securities	661,756	34,263	5.18	645,844	34,893	5.40	650,992	33,850	5.20

Total mortgage-related investments portfolio	755,405	39,632	5.25	716,734	39,342	5.49	714,862	38,002	5.32
Non-mortgage-related securities(5)	19,757	804	4.07	32,724	1,694	5.18	45,570	2,171	4.76
Cash and cash equivalents(5)	28,137	618	2.19	11,186	594	5.31	12,135	622	5.12
Federal funds sold and securities purchased under agreements to resell(5)	23,018	423	1.84	24,469	1,280	5.23	28,577	1,469	5.14

Total interest-earning assets	$826,317	$41,477	5.02	$785,113	$42,910	5.46	$801,144	$42,264	5.28

Interest-bearing liabilities:
Short-term debt	$244,569	$(6,800)	(2.78)	$174,418	$(8,916)	(5.11)	$179,882	$(8,665)	(4.82)
Long-term debt(6)	561,261	(26,532)	(4.73)	576,973	(29,148)	(5.05)	587,978	(28,218)	(4.80)

Total debt	805,830	(33,332)	(4.14)	751,391	(38,064)	(5.07)	767,860	(36,883)	(4.80)
Due to Participation Certificate investors(7)	—	—	—	7,820	(418)	(5.35)	7,475	(387)	(5.18)

Total interest-bearing liabilities	805,830	(33,332)	(4.14)	759,211	(38,482)	(5.07)	775,335	(37,270)	(4.81)
Expense related to derivatives		(1,349)	(0.17)		(1,329)	(0.17)		(1,582)	(0.20)
Impact of net non-interest-bearing funding	20,487	—	0.11	25,902	—	0.17	25,809	—	0.16

Total funding of interest-earning assets	$826,317	$(34,681)	(4.20)	$785,113	$(39,811)	(5.07)	$801,144	$(38,852)	(4.85)

Net interest income/yield		$6,796	0.82		$3,099	0.39		$3,412	0.43
Fully taxable-equivalent adjustments(8)		404	0.05		392	0.05		392	0.04

Net interest income/yield (fully taxable-equivalent basis)		$7,200	0.87%		$3,491	0.44%		$3,804	0.47%

	2008 vs. 2007 Variance			2007 vs. 2006 Variance
	Due to			Due to
			Total			Total
	Rate(9)	Volume(9)	Change	Rate(9)	Volume(9)	Change
	(in millions)

Interest-earning assets:
Mortgage loans	$(411)	$1,331	$920	$(147)	$444	$297
Mortgage-related securities	(1,476)	846	(630)	1,312	(269)	1,043

Total mortgage-related investments portfolio	(1,887)	2,177	290	1,165	175	1,340
Non-mortgage related securities(5)	(313)	(577)	(890)	176	(653)	(477)
Cash and cash equivalents(5)	(496)	520	24	22	(50)	(28)
Federal funds sold and securities purchased under agreements to resell(5)	(785)	(72)	(857)	25	(214)	(189)

Total interest-earning assets	$(3,481)	$2,048	$(1,433)	$1,388	$(742)	$646

Interest-bearing liabilities:
Short-term debt	$4,936	$(2,820)	$2,116	$(520)	$269	$(251)
Long-term debt	1,837	779	2,616	(1,465)	535	(930)

Total debt	6,773	(2,041)	4,732	(1,985)	804	(1,181)
Due to Participation Certificate investors(7)	—	418	418	(13)	(18)	(31)

Total interest-bearing liabilities	6,773	(1,623)	5,150	(1,998)	786	(1,212)
Expense related to derivatives	(20)	—	(20)	253	—	253

Total funding of interest-earning assets	$6,753	$(1,623)	$5,130	$(1,745)	$786	$(959)

Net interest income	$3,272	$425	$3,697	$(357)	$44	$(313)
Fully taxable-equivalent adjustments	(9)	21	12	9	(9)	—

Net interest income (fully taxable-equivalent basis)	$3,263	$446	$3,709	$(348)	$35	$(313)

(1) Excludes mortgage loans and mortgage-related securities traded, but not yet settled.

(2)	For securities, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effects of mark-to-fair-value changes.
(3)	Non-performing loans, where interest income is recognized when collected, are included in average balances.
(4)	Loan fees included in mortgage loan interest income were $102 million, $290 million and $280 million for 2008, 2007 and 2006, respectively.
(5)	Certain prior period amounts have been adjusted to conform to the current year presentation.
(6)	Includes current portion of long-term debt.
(7)	As a result of the creation of the securitization trusts in December 2007, due to Participation Certificate investors interest expense is now recorded in trust management fees within other income on our consolidated statements of operations. See “Non-Interest Income (Loss) — Other Income” for additional information about due to Participation Certificate investors interest expense.
(8)	The determination of net interest income/yield (fully taxable-equivalent basis), which reflects fully taxable-equivalent adjustments to interest income, involves the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes using our federal statutory tax rate of 35%.
(9)	Rate and volume changes are calculated on the individual financial statement line item level. Combined rate/volume changes were allocated to the individual rate and volume change based on their relative size.

71	Freddie Mac

Table 11 summarizes components of our net interest income.

Table 11 — Net Interest Income

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Contractual amounts of net interest income	$9,001	$6,038	$7,472
Amortization income (expense), net:(1)
Accretion of impairments on available-for-sale securities(2)	551	4	7
Asset-related amortization	(259)	(272)	(882)
Long-term debt-related amortization	(1,148)	(1,342)	(1,603)

Total amortization income (expense), net	(856)	(1,610)	(2,478)
Expense related to derivatives:
Amortization of deferred balances in AOCI(3)	(1,257)	(1,329)	(1,620)
Accrual of periodic settlements of derivatives:(4)
Receive-fixed swaps(5)	—	—	502
Foreign-currency swaps	—	—	(464)
Pay-fixed swaps	(92)	—	—

Total accrual of periodic settlements of derivatives	(92)	—	38

Total expense related to derivatives	(1,349)	(1,329)	(1,582)

Net interest income	6,796	3,099	3,412
Fully taxable-equivalent adjustments	404	392	392

Net interest income (fully taxable-equivalent basis)	$7,200	$3,491	$3,804

(1)	Represents amortization related to premiums, discounts, deferred fees and other adjustments to the carrying value of our financial instruments and the reclassification of previously deferred balances from AOCI for certain derivatives in cash flow hedge relationships related to individual debt issuances and mortgage purchase transactions.
(2)	We estimate that the future expected principal and interest shortfall on impaired available-for-sale securities will be significantly less than the probable impairment loss required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. The portion of the impairment charges associated with these expected recoveries is recognized as net interest income in future periods.
(3)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt and mortgage purchase transactions affect earnings.
(4)	Reflects the accrual of periodic cash settlements of all derivatives in qualifying hedge accounting relationships.
(5)	Includes imputed interest on zero-coupon swaps.

Net interest income and net interest yield on a fully taxable-equivalent basis increased during 2008 compared to 2007 primarily due to purchases of fixed-rate assets at wider spreads relative to our funding costs, a decrease in funding costs, due to the replacement of higher cost short- and long-term debt with lower cost debt issuances, and a significant increase in the average size of the mortgage-related investments portfolio. During 2008, liquidity concerns in the market resulted in more favorable investment opportunities for agency mortgage-related securities at wider spreads. FHFA’s directive that we acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio to provide additional liquidity to the mortgage market also led to the growth in the portfolio during the second half of 2008. In response, we increased our purchase activities resulting in an increase in the average balance of our interest-earning assets. Interest income for 2008 includes $551 million of income related to the accretion of other-than-temporary impairments of investments in available-for-sale securities recorded during the second and third quarters of 2008. Net interest income and net interest yield for 2008 also benefited from funding fixed-rate assets with a higher proportion of short-term debt in a steep yield curve environment. However, our use of short-term debt funding has also been driven by the substantial levels of volatility in the worldwide financial markets, which has limited our ability to obtain long-term and callable debt funding. During 2008, our short-term funding balances increased significantly when compared to 2007. We use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. However, the use of these derivatives exposes us to additional counterparty credit risk. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” for additional information about the impact of these pay-fixed swaps and other derivatives on our consolidated statements of operations.

The increases in net interest income and net interest yield on a fully taxable-equivalent basis during 2008 were partially offset by the impact of declining interest rates on our floating rate assets held in our mortgage-related investments portfolio during 2008, as well as a decline in prepayment fees, or yield maintenance income, on our multifamily whole loans as a result of a decline in prepayments. The shift within our cash and other investments portfolio during 2008 from higher-yielding, longer-term non-mortgage-related securities to lower-yielding, shorter-term cash and cash equivalent investments, such as commercial paper, in combination with lower short-term rates, also partially offset the increase in net interest income and net interest yield.

During 2007, we experienced higher funding costs for our mortgage-related investments portfolio as our long-term debt interest expense increased, reflecting the replacement of maturing debt that had been issued at lower interest rates with higher cost debt. The decrease in net interest income and net interest yield on a fully taxable-equivalent basis for 2007

72	Freddie Mac

compared to 2006 was partially offset by a decrease in our mortgage-related securities premium amortization expense as purchases into our mortgage-related investments portfolio in 2007 largely consisted of securities purchased at a discount. In addition, wider mortgage-to-debt OAS due to continued lower demand for mortgage-related securities from depository institutions and foreign investors, along with heightened market uncertainty regarding mortgage-related securities, resulted in favorable investment opportunities during 2007. However, to manage to our 30% mandatory target capital surplus then in effect, we reduced our average balance of interest earning assets and as a result, we were not able to take full advantage of these opportunities.

Non-Interest Income (Loss)

Management and Guarantee Income

Management and guarantee income primarily consists of contractual management and guarantee fees, representing a portion of the interest collected on loans underlying our PCs and Structured Securities. The primary drivers affecting management and guarantee income are changes in the average balance of our issued PCs and Structured Securities and changes in management and guarantee fee rates for newly-issued guarantees. Contractual management and guarantee fees reflect adjustments for buy-ups and buy-downs, whereby the management and guarantee fee rate is adjusted for up-front cash payments we make (buy-up) or receive (buy-down) upon issuance of our guarantee. Our guarantee fee rates are established at issuance and remain fixed over the life of the guarantee. Our average rates of management and guarantee income are affected by the mix of products we issue, competition in the market and customer preference for buy-up and buy-down fees. The appointment of FHFA as Conservator and the Conservator’s subsequent directive that we provide increased support to the mortgage market has affected our guarantee pricing decisions by limiting our ability to adjust our fees for current expectations of credit risk, and will likely continue to do so.

Table 12 provides summary information about management and guarantee income. Management and guarantee income consists of contractual amounts due to us (reflecting buy-ups and buy-downs to base management and guarantee fees) as well as amortization of pre-2003 deferred delivery and buy-down fees received by us which are recorded as deferred income as a component of other liabilities. Beginning in 2003, delivery and buy-down fees are included within income on guarantee obligation.

Table 12 — Management and Guarantee Income

	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees(1)	$3,124	17.5	$2,591	16.3	$2,201	15.7
Amortization of deferred fees included in other liabilities	246	1.4	44	0.3	192	1.4

Total management and guarantee income	$3,370	18.9	$2,635	16.6	$2,393	17.1

Unamortized balance of deferred fees included in other liabilities, at period end	$176		$410		$440

(1)	Consists of management and guarantee fees received related to our mortgage-related guarantees, including those issued prior to adoption of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34,” or FIN 45, in January 2003, which did not require the establishment of a guarantee asset.

Management and guarantee income increased in 2008 compared to 2007 primarily due to a 12% increase in the average balance of our issued PCs and Structured Securities. In addition, the average contractual management and guarantee fee rate for 2008 was higher than 2007 primarily due to an increase in the preference for buy-ups in these rates by our customers. Management and guarantee income and the related average rates also increased in 2008 compared to 2007 due to an increase in the amortization of pre-2003 deferred fees due to declines in interest rates in 2008. To a lesser extent, increased purchases of 30-year fixed-rate product during 2008, which has higher guarantee fee rates relative to 15-year fixed-rate and certain other products, also contributed to the increase in guarantee fee rates.

Management and guarantee income increased in 2007 compared to 2006 resulting from a 13% increase in the average balance of our issued PCs and Structured Securities. The total management and guarantee fee rate decreased in 2007 compared to 2006 due to declines in amortization income resulting from slowing prepayments. The decline was partially offset by an increase in contractual management and guarantee fee rates as a result of an increase in buy-up activity in 2007.

Gains (Losses) on Guarantee Asset

Upon issuance of a guarantee of securitized assets, we record a guarantee asset on our consolidated balance sheets representing the fair value of the management and guarantee fees (reflecting adjustments for buy-ups and buy-downs) we expect to receive over the life of our PCs or Structured Securities. Subsequent changes in the fair value of the future cash flows of the guarantee asset are reported in current period income as gains (losses) on guarantee asset.

73	Freddie Mac

The change in fair value of the guarantee asset reflects:

•	reductions related to the management and guarantee fees received that are considered a return of our recorded investment on the guarantee asset; and

•	changes in present value of future management and guarantee fees we expect to receive over the life of the related PCs or Structured Securities.

The changes in fair value of future management and guarantee fees are driven by expected changes in interest rates that affect the estimated life of the mortgages underlying our PCs and Structured Securities issued and the related discount rates used to determine the net present value of the cash flows. For example, an increase in interest rates extends the life of the guarantee asset and increases the fair value of future management and guarantee fees. Our valuation methodology for the guarantee asset uses market-based information, including market values of excess servicing, interest-only securities, to determine the present, or fair value of future cash flows associated with the guarantee asset.

Table 13 — Attribution of Change — Gains (Losses) on Guarantee Asset

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Contractual management and guarantee fees	$(2,871)	$(2,288)	$(1,873)
Portion related to imputed interest income	1,121	549	580

Return of investment on guarantee asset	(1,750)	(1,739)	(1,293)
Change in fair value of management and guarantee fees	(5,341)	255	315

Gains (losses) on guarantee asset	$(7,091)	$(1,484)	$(978)

Contractual management and guarantee fees shown in Table 13 represents cash received in each period related to our PCs and Structured Securities with an established guarantee asset. A portion of these contractual management and guarantee fees is attributed to imputed interest income on the guarantee asset. Contractual management and guarantee fees increased in both 2008 and 2007, primarily due to increases in the average balance of our PCs and Structured Securities issued and, to a lesser extent, increases in average management and guarantee fee rates.

Losses in fair value of management and guarantee fees in 2008 were primarily attributed to lower market valuations for excess servicing, interest-only securities, which were caused by decreases in interest rates during 2008 combined with the effects of a decline in investor demand for mortgage-related securities. Gains in fair value of management and guarantee fees in 2007 were primarily due to an increase in interest rates.

Income on Guarantee Obligation

Upon issuance of a guarantee of securitized assets, we record a guarantee obligation on our consolidated balance sheets representing the fair value of our obligation to perform under the terms of the guarantee. Our guarantee obligation is amortized into income using a static effective yield calculated and fixed at inception of the guarantee based on forecasted unpaid principal balances. The static effective yield is evaluated and adjusted when significant changes in economic events cause a shift in the pattern of our economic release from risk, or the loss curve. For example, certain market environments may lead to sharp and sustained changes in home prices or prepayments of mortgages, leading to the need for an adjustment in the static effective yield for specific mortgage pools underlying the guarantee. When a change is required, a cumulative catch-up adjustment, which could be significant in a given period, is recognized and a new static effective yield is used to determine our guarantee obligation amortization. The resulting amortization recorded to income on guarantee obligation results in a pattern of revenue recognition that is more consistent with our economic release from risk under changing economic scenarios and the timing of the recognition of losses on the pools of mortgage loans that we guarantee. Over time, we recognize a provision for credit losses on loans underlying a guarantee contract as those losses are incurred. Those incurred losses may equal, exceed or be less than the expected losses we estimated as a component of our guarantee obligation at inception of the guarantee contract.

Effective January 1, 2008, we began estimating the fair value of our newly issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using this approach, the initial guarantee obligation is recorded at an amount equal to the fair value of the compensation received in the related guarantee transactions, including upfront delivery and other fees. As a result, we no longer record estimates of deferred gains or immediate “day one” losses (i.e., where the fair value of the guarantee obligation at issuance exceeded the fair value of the guarantee and credit enhancement-related assets) on most guarantees. All unamortized amounts recorded prior to January 1, 2008 will continue to be deferred and amortized using the static effective yield method.

74	Freddie Mac

Table 14 provides information about the components of income on guarantee obligation.

Table 14 — Income on Guarantee Obligation

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Amortization income related to:
Static effective yield	$2,660	$1,706	$1,338
Cumulative catch-up	2,166	199	181

Total income on guarantee obligation	$4,826	$1,905	$1,519

Amortization income increased for 2008, compared to 2007. This increase was due to (1) higher amortization income recognized from guarantee obligation balances associated with 2007 issuances, which included significant market risk premiums, including those that resulted in significant day one losses, (2) higher cumulative catch-up adjustments during 2008, and (3) higher average balances of our issued PCs and Structured Securities during 2008. The cumulative catch-up adjustments recognized during 2008 were due to significant declines in home prices. We estimate that the national decline in home prices, based on our own index of our single-family mortgage portfolio, during 2008 was approximately 12% as compared to approximately a 4% decline during 2007. We believe that there will be a continued decline in home prices during 2009 based on our index, and thus we may experience additional cumulative catch-up adjustments. Cumulative catch-up adjustments during 2007 and 2006 were principally due to increases in mortgage prepayment speeds attributed to declining interest rates.

Derivative Overview

Table 15 presents the effect of derivatives on our consolidated financial statements, including notional or contractual amounts of our derivatives and our hedge accounting classifications.

Table 15 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions

	Consolidated Balance Sheets
	December 31, 2008			December 31, 2007
	Notional or			Notional or
	Contractual	Fair Value	AOCI	Contractual	Fair Value	AOCI
Description	Amount(1)	(Pre-Tax)(2)	(Net of Taxes)(3)	Amount(1)	(Pre-Tax)(2)	(Net of Taxes)(3)
	(in millions)

No hedge designation	$1,327,020	$(3,827)	$—	$1,322,881	$4,790	$—
Balance related to closed cash flow hedges	—	—	(3,678)	—	—	(4,059)

Subtotal	1,327,020	(3,827)	(3,678)	1,322,881	4,790	(4,059)
Derivative interest receivable (payable), net		1,051			1,659
Trade/settle receivable (payable), net		—			—
Derivative cash collateral (held) posted, net		1,454			(6,204)

Total	$1,327,020	$(1,322)	$(3,678)	$1,322,881	$245	$(4,059)

	Consolidated Statements of Operations
	Year Ended December 31,
	2008		2007		2006
	Derivative	Hedge	Derivative	Hedge	Derivative	Hedge
	Gains	Accounting	Gains	Accounting	Gains	Accounting
Description	(Losses)	Gains (Losses)(4)	(Losses)	Gains (Losses)(4)	(Losses)	Gains (Losses)(4)
	(in millions)

Fair value hedges(5)	$—	$—	$—	$—	$—	$2
Cash flow hedges(5)	—	(16)	—	—	—	—
No hedge designation(5)	(14,954)	—	(1,904)	—	(1,173)	—

Total	$(14,954)	$(16)	$(1,904)	$—	$(1,173)	$2

(1)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(2)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	Hedge accounting gains (losses) arise when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. For further information, see “NOTE 12: DERIVATIVES” to our consolidated financial statements.
(5)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations and those amounts are not included in the table. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.

In the periods presented prior to 2008, we only elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities, for which we discontinued hedge accounting in December 2008. In the first quarter of 2008, we began designating certain derivative positions as cash flow hedges of changes in cash flows associated

75	Freddie Mac

with our forecasted issuances of debt consistent with our risk management goals. We expanded this hedge accounting strategy in 2008 in an effort to reduce volatility in our consolidated statements of operations. For a derivative accounted for as a cash flow hedge, changes in fair value are reported in AOCI, net of taxes, on our consolidated balance sheets to the extent the hedge is effective. The ineffective portion of changes in fair value is reported as other income on our consolidated statements of operations. We record changes in the fair value, including periodic settlements, of derivatives not in hedge accounting relationships as derivative gains (losses) on our consolidated statements of operations. However, in conjunction with our placement in conservatorship on September 6, 2008, we determined that we could no longer assert that the associated forecasted issuances of debt are probable of occurring and, as a result, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt. While we can no longer assert that the associated forecasted issuances of debt are probable of occurring, we are also unable to assert that the forecasted issuances of debt are probable of not occurring; therefore the previous deferred amount related to these hedges remain in our AOCI balance. This amount will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of operations. As a result of this discontinued hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in market value from open cash-flow hedges to closed cash-flow hedges on September 6, 2008. See “NOTE 12: DERIVATIVES” to our consolidated financial statements for additional information about our discontinuation of derivatives designated as cash-flow hedges.

At December 31, 2008 and 2007, the net cumulative change in the fair value of all derivatives designated in cash flow hedge relationships for which the forecasted transactions had not yet affected earnings (net of amounts previously reclassified to earnings through each year-end) was an after-tax loss of approximately $3.7 billion and $4.1 billion, respectively. These amounts relate to net deferred losses on closed cash flow hedges. In addition, due to our establishment of a partial valuation allowance for our net deferred tax assets during 2008, net deferred losses of $472 million on our cash flow hedges closed during 2008 were not adjusted for tax effects in our AOCI balance. The majority of all closed cash flow hedges relate to hedging the variability of cash flows from forecasted issuances of debt. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI, net of taxes, relating to closed cash flow hedges. The deferred amounts related to closed cash flow hedges will be recognized into earnings as the hedged forecasted transactions affect earnings, unless it becomes probable that the forecasted transactions will not occur. If it is probable that the forecasted transactions will not occur, then the deferred amount associated with the forecasted transactions will be recognized immediately in earnings.

At December 31, 2008, over 70% and 90% of the $3.7 billion net deferred losses in AOCI, net of taxes, relating to closed cash flow hedges were linked to forecasted transactions occurring in the next 5 and 10 years, respectively. Over the next 10 years, the forecasted debt issuance needs associated with these hedges range from approximately $15.8 billion to $92.4 billion in any one quarter, with an average of $50.1 billion per quarter.

Table 16 presents the scheduled amortization of the net deferred losses in AOCI at December 31, 2008 related to closed cash flow hedges. The scheduled amortization is based on a number of assumptions. Actual amortization will differ from the scheduled amortization, perhaps materially, as we make decisions on debt funding levels or as changes in market conditions occur that differ from these assumptions. For example, for the scheduled amortization for cash flow hedges related to future debt issuances, we assume that we will not repurchase the related debt and that no other factors affecting debt issuance probabilities will change.

Table 16 — Scheduled Amortization into Earnings of Net Deferred Losses in AOCI Related to Closed Cash Flow Hedge Relationships

	December 31, 2008
	Amount	Amount
Period of Scheduled Amortization into Earnings	(Pre-tax)	(After-tax)
	(in millions)

2009	$(1,166)	$(774)
2010	(999)	(666)
2011	(769)	(517)
2012	(610)	(413)
2013	(455)	(312)
2014 to 2018	(1,016)	(738)
Thereafter	(398)	(258)

Total net deferred losses in AOCI related to closed cash flow hedge relationships	$(5,413)	$(3,678)

Derivative Gains (Losses)

Table 17 provides a summary of the notional or contractual amounts of, and the gains and losses related to, derivatives that were not accounted for in hedge accounting relationships. Derivative gains (losses) represents the change in fair value of derivatives not accounted for in hedge accounting relationships because the derivatives did not qualify for, or we did not elect to pursue, hedge accounting, resulting in fair value changes being recorded to earnings. Derivative gains (losses) also

76	Freddie Mac

includes the accrual of periodic settlements for derivatives that are not in hedge accounting relationships. Although derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), particularly when they are not accounted for in hedge accounting relationships.

Table 17 — Derivatives Not in Hedge Accounting Relationships

	Year Ended December 31,
	2008		2007		2006
	Notional or	Derivative	Notional or	Derivative	Notional or	Derivative
	Contractual	Gains	Contractual	Gains	Contractual	Gains
	Amount	(Losses)	Amount	(Losses)	Amount	(Losses)
	(in millions)

Call swaptions
Purchased	$177,922	$17,242	$259,272	$2,472	$194,200	$(1,128)
Written	—	14	1,900	(121)	—	—
Put swaptions
Purchased	41,550	(1,095)	18,725	(4)	29,725	(100)
Written	6,000	156	2,650	(72)	—	—
Receive-fixed swaps
Foreign-currency denominated	12,924	489	18,321	(335)	26,804	(254)
U.S. dollar denominated	266,685	29,732	283,328	4,240	195,827	(36)

Total receive-fixed swaps	279,609	30,221	301,649	3,905	222,631	(290)
Pay-fixed swaps	404,359	(58,295)	409,682	(11,362)	217,565	649
Futures	128,698	(2,074)	196,270	142	22,400	(248)
Foreign-currency swaps(1)	12,924	(584)	20,118	2,341	29,234	(92)
Forward purchase and sale commitments	108,273	(112)	72,662	445	9,942	(95)
Other(2)	167,685	868	39,953	18	32,342	39

Subtotal	1,327,020	(13,659)	1,322,881	(2,236)	758,039	(1,265)
Accrual of periodic settlements:
Receive-fixed swaps(3)		1,928		(327)		(418)
Pay-fixed swaps		(3,482)		703		541
Foreign-currency swaps		319		(48)		(34)
Other		(60)		4		3

Total accrual of periodic settlements		(1,295)		332		92

Total	$1,327,020	$(14,954)	$1,322,881	$(1,904)	$758,039	$(1,173)

(1)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(2)	Consists of basis swaps, certain option-based contracts (including written options), interest-rate caps, swap guarantee derivatives and credit derivatives. Includes $27 million loss related to the Lehman bankruptcy for the year ended December 31, 2008. For additional information, see “CREDIT RISKS — Institutional Credit Risk — Derivative Counterparty Credit Risk.”
(3)	Includes imputed interest on zero-coupon swaps.

We use receive- and pay-fixed swaps to adjust the interest rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage assets. A receive-fixed swap results in our receipt of a fixed interest-rate payment from our counterparty in exchange for a variable-rate payment to our counterparty. Conversely, a pay-fixed swap requires us to make a fixed interest-rate payment to our counterparty in exchange for a variable-rate payment from our counterparty. Receive-fixed swaps increase in value and pay-fixed swaps decrease in value when interest rates decrease (with the opposite being true when interest rates increase).

We use swaptions and other option-based derivatives to adjust the characteristics of our debt in response to changes in the expected lives of mortgage-related assets in our mortgage-related investments portfolio. Purchased call and put swaptions, where we make premium payments, are options for us to enter into receive- and pay-fixed swaps, respectively. Conversely, written call and put swaptions, where we receive premium payments, are options for our counterparty to enter into receive- and pay-fixed swaps, respectively. The fair values of both purchased and written call and put swaptions are sensitive to changes in interest rates and are also driven by the market’s expectation of potential changes in future interest rates (referred to as “implied volatility”). Purchased swaptions generally become more valuable as implied volatility increases and less valuable as implied volatility decreases. Recognized losses on purchased options in any given period are limited to the premium paid to purchase the option plus any unrealized gains previously recorded. Potential losses on written options are unlimited.

We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Similarly, the combination of non-callable debt and a call swaption with the same maturity as the non-callable debt, is the substantive economic equivalent of callable debt. However, the use of these derivatives exposes us to additional counterparty credit risk.

During 2008, we recognized a significantly larger derivative loss than we recognized for 2007 primarily because swap interest rates declined significantly in 2008 resulting in a loss of $58.3 billion on our pay-fixed swap positions, partially

77	Freddie Mac

offset by gains of $30.2 billion on our receive-fixed swaps. Additionally, the decrease in forward swap interest rates during 2008, combined with an increase in implied volatility, resulted in a gain of $17.2 billion related to our purchased call swaptions. In 2008, we responded to the declining availability of longer-term debt by maintaining our pay-fixed swap position even though rates decreased. This resulted in a loss on our pay-fixed swap position, while the economically hedged short-term debt did not have an offsetting gain in our current period statement of operations. For a further discussion related to our debt issuances see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities.”

During 2007, overall decreases in interest rates across the swap yield curve resulted in fair value losses on our interest-rate swap derivative portfolio that were partially offset by fair value gains on our option-based derivative portfolio. Gains on our option-based derivative portfolio resulted from an overall increase in implied volatility and decreasing interest rates. The overall decline in interest rates resulted in a loss of $11.4 billion on our pay-fixed swaps that was only partially offset by a $3.9 billion gain on our receive-fixed swap position. Gains on option-based derivatives, particularly purchased call swaptions, increased in 2007 to $2.3 billion. We recognized a gain of $2.3 billion on our foreign-currency swaps as the Euro continued to strengthen against the dollar. The gains on foreign-currency swaps offset a $2.3 billion loss on the translation of our foreign-currency denominated debt, which is recorded in foreign-currency gains (losses), net.

During 2006, fair value losses on our swaptions increased as implied volatility declined and both long-term and short-term swap interest rates increased. During 2006, fair value changes of our pay-fixed and receive-fixed swaps were driven by increases in long-term swap interest rates.

Effective January 1, 2008, we elected the fair value option for our foreign-currency denominated debt. As a result of this election, foreign-currency translation gains and losses and fair value adjustments related to our foreign-currency denominated debt are recognized on our consolidated statements of operations as gains (losses) on foreign-currency denominated debt recorded at fair value. Prior to January 1, 2008, translation gains and losses on our foreign-currency denominated debt were recorded in foreign-currency gains (losses), net and the non-currency related changes in fair value were not recognized. We use a combination of foreign-currency swaps and foreign-currency denominated receive-fixed swaps to hedge the changes in fair value of our foreign-currency denominated debt related to fluctuations in exchange rates and interest rates, respectively. For 2008, we recognized fair value gains of $406 million on our foreign-currency denominated debt, made up of $710 million in translation gains offset by $(304) million related to interest-rate and instrument-specific credit risk adjustments. Derivative gains (losses) on foreign-currency swaps were $(584) million, $2.3 billion and $(92) million for 2008, 2007 and 2006, respectively. These amounts were offset by fair value gains (losses) related to translation of $710 million, $(2.3) billion and $96 million for 2008, 2007 and 2006, respectively, on our foreign-currency denominated debt. In addition, the derivative gains of $489 million for 2008 on foreign-currency denominated receive-fixed swaps largely offset interest-rate and instrument-specific credit risk adjustments included in gains (losses) on foreign-currency denominated debt recorded at fair value of $(304) million for 2008. For a discussion related to the instrument-specific credit risk on our foreign-currency denominated debt see “NOTE 17: FAIR VALUE DISCLOSURES — Fair Value Election — Foreign-Currency Denominated Debt with the Fair Value Option Elected” to our consolidated financial statements. Prior to our election of the fair value option on our foreign-currency denominated debt, the fair value changes attributable to interest rates of the derivative gains (losses) of $(335) million and $(254) million for 2007 and 2006, respectively, on foreign-currency denominated receive-fixed swaps were not offset within our consolidated statements of operations. See “Gains (Losses) on Foreign-Currency Denominated Debt Recorded at Fair Value” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information about our election to adopt the fair value option for foreign-currency denominated debt.

Gains (Losses) on Investment Activity

Gains (losses) on investment activity includes gains and losses on certain assets where changes in fair value are recognized through earnings, gains and losses related to sales, impairments and other valuation adjustments. Table 18 summarizes the components of gains (losses) on investment activity.

78	Freddie Mac

Table 18 — Gains (Losses) on Investment Activity

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Gains (losses) on trading securities(1)(2)	$955	$506	$(106)
Gains on sale of mortgage loans(3)	117	14	90
Gains (losses) on sale of available-for-sale securities	546	232	(140)
Impairments on available-for-sale securities(2)	(17,682)	(365)	(297)
Lower-of-cost-or-fair-value adjustments	(30)	(93)	(20)
Gains (losses) on mortgage loans elected at fair value	(14)	—	—

Total gains (losses) on investment activity	$(16,108)	$294	$(473)

(1)	Includes mark-to-fair value adjustments recorded in accordance with Emerging Issues Task Force, or EITF, 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” on securities classified as trading of $(2.2) billion, $(34) million and $(107) million for 2008, 2007 and 2006, respectively.
(2)	Prior period amounts have been revised to conform to the current year presentation.
(3)	Represents gains on mortgage loans sold in connection with securitization transactions.

Gains (Losses) on Trading Securities

We recognized net gains on trading securities of $955 million for 2008, as compared to net gains of $506 million for 2007. On January 1, 2008, we implemented fair value option accounting pursuant to our adoption of SFAS 159 and transferred approximately $87 billion in securities, primarily ARMs and fixed-rate PCs, from available-for-sale securities to trading securities, which significantly increased the balance of our securities classified as trading. The unpaid principal balance of our securities classified as trading was approximately $184 billion at December 31, 2008 compared to approximately $12 billion at December 31, 2007 as we increased our purchases of agency mortgage-related securities classified as trading during 2008. The increased balance in our trading portfolio when compared to the balance at December 31, 2007, combined with lower interest rates, contributed to the gains of $3.2 billion on these trading securities for 2008. Partially offsetting these gains were mark-to-fair value adjustments of $(2.2) billion recorded during 2008 in accordance with EITF 99-20 on interest-only securities classified as trading principally as a result of declining interest rates during the fourth quarter. In addition, during 2008, we sold agency securities classified as trading with unpaid principal balances of $95 billion, which generated realized losses of $481 million. We realized the majority of these losses on sales that occurred prior to our entry into conservatorship during the third quarter of 2008 in an effort to meet the mandatory target capital surplus requirement then in effect.

In 2007, the overall decrease in long-term interest rates resulted in gains related to our agency securities classified as trading.

In 2006, the increase in long-term interest rates resulted in gains related to our interest-only mortgage related securities classified as trading. These gains were more than offset by losses on other mortgage-related securities classified as trading as a result of the rise in interest rates.

Gains (Losses) on Sale of Available-For-Sale Securities

Net gains on the sale of available-for-sale securities increased for 2008, as compared to 2007. During 2008, we entered into structured transactions and sales of seasoned securities with unpaid principal balances of $36 billion, primarily consisting of agency mortgage-related securities, which generated a net gain of $546 million. These sales occurred principally during the first quarter and prior to our entry into conservatorship during the third quarter of 2008, when market conditions were favorable and we sold assets in an effort to meet the mandatory target capital surplus requirement then in effect. We were not required to sell these securities.

We realized net gains on the sale of available-for-sale securities of $232 million for 2007, compared to net losses of $140 million for 2006. During the fourth quarter of 2007, we sold approximately $27.2 billion of PCs and Structured Securities, classified as available-for-sale, for capital management purposes. These sales generated gross gains of approximately $216 million and gross losses of $30 million included in gains (losses) on sale of available-for-sale securities. The securities sold at a loss had an unpaid principal balance of $6 billion. These sales were part of a broader set of strategic management decisions made in the fourth quarter of 2007 to help maintain our minimum capital requirements in the face of the unanticipated extraordinary market conditions that existed in the latter half of 2007. In an effort to improve our capital position in light of these conditions, we strategically selected blocks of securities to sell, the majority of which were in a gain position.

In 2006, losses on sales of available-for-sale securities were primarily driven by resecuritization activity, partially offset by net gains of $188 million related to the sale of certain commercial mortgage-backed securities, or CMBS, as discussed below.

79	Freddie Mac

Impairments on Available-For-Sale Securities

During 2008 and 2007, we recorded other-than-temporary impairments related to investments in available-for-sale securities of $17.7 billion and $365 million, respectively. Of the other-than-temporary impairments recognized during 2008, $16.6 billion related primarily to non-agency securities backed by subprime, Alt-A and other loans and MTA loans. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Other-Than-Temporary Impairments” for additional information regarding the other-than-temporary impairments on mortgage-related securities in 2008. The remaining $1.1 billion related to other-than-temporary impairments of our available-for-sale non-mortgage-related securities during 2008 where we did not have the intent to hold to a forecasted recovery. The decision to impair these securities is consistent with our consideration of securities in the cash and other investments portfolio as a contingent source of liquidity.

Security impairments in 2007 were primarily related to other-than-temporary impairments recognized during the second quarter of 2007 on agency securities that we sold in the third quarter of 2007 and thus did not have the intent to hold until the loss would be recovered.

For 2006, other-than-temporary security impairments included $236 million of interest-rate related impairments related to mortgage-related securities where we did not have the intent to hold the security until the loss would be recovered. Other-than-temporary security impairments during 2006 also included $61 million related to certain CMBSs backed by cash flows from mixed pools of multifamily and non-residential commercial mortgages which were sold. HUD had determined that these mixed-pool investments were not authorized under our charter and FHFA subsequently directed us to divest these investments.

Gains (Losses) on Foreign-Currency Denominated Debt Recorded at Fair Value

We elected the fair value option for our foreign-currency denominated debt effective January 1, 2008 in connection with our adoption of SFAS 159. Accordingly, foreign-currency exposure is now a component of gains (losses) on foreign-currency denominated debt recorded at fair value. Prior to that date, translation gains and losses on our foreign-currency denominated debt were reported in foreign-currency gains (losses), net in our consolidated statements of operations. We manage the foreign-currency exposure associated with our foreign-currency denominated debt through the use of derivatives. For 2008, we recognized fair value gains of $406 million on our foreign-currency denominated debt primarily due to the U.S. dollar strengthening relative to the Euro, partially offset by a decline in interest rates. See “Derivative Gains (Losses)” for additional information about how we mitigate changes in the fair value of our foreign-currency denominated debt by using derivatives. See “Foreign-Currency Gains (Losses), Net” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information about our adoption of SFAS 159.

Gains (Losses) on Debt Retirement

We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage the mix of liabilities funding our assets. When we repurchase or call outstanding debt securities, we recognize a gain or loss related to the difference between the amount paid to redeem the debt security and the carrying value, including any remaining unamortized deferred items (e.g., premiums, discounts, issuance costs and hedging-related basis adjustments), in earnings in the period of extinguishment as a component of gains (losses) on debt retirement.

Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment of the existing debt security or a modification, or debt exchange, of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security with recognition of any gains or losses in earnings in gains (losses) on debt retirement, the issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed, and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt obligation using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a debt exchange, fees paid to the creditor are deferred and amortized over the life of the modified debt security using the effective interest method, and fees paid to third parties are expensed as incurred. In a debt exchange, the following are each considered to be a basis adjustment on the new debt security and are amortized as an adjustment of interest expense over the remaining term of the new debt security: (a) the fees associated with the new debt security and any existing unamortized premium or discount; (b) concession fees; and (c) hedge gains and losses on the existing debt security.

Gains (losses) on debt retirement were $209 million, $345 million and $466 million during 2008, 2007 and 2006, respectively. During 2008, we recognized gains due to the increased level of call activity, primarily involving our debt with coupon levels that increase at pre-determined intervals, which led to gains upon retirement and write-offs of previously recorded interest expense.

80	Freddie Mac

Recoveries on Loans Impaired upon Purchase

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses on loans purchased and provision for credit losses associated with purchases of delinquent loans from our PCs and Structured Securities in conjunction with our guarantee activities. Recoveries occur when a non-performing loan is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. For impaired loans where the borrower has made required payments that return the loan to less than 90 days delinquent, the recovery amounts are instead recognized as interest income over time as periodic payments are received. The amount of impaired loans purchased into our mortgage-related investments portfolio increased significantly during 2007. However, since December 2007, when we changed our practice for optional purchases of delinquent loans, the increase in the carrying balances of these loans has slowed. See “CREDIT RISKS — Mortgage Credit Risk — Loans Purchased Under Financial Guarantees” for more information. During 2008 and 2007 we recognized recoveries on loans impaired upon purchase of $495 million and $505 million, respectively. Recoveries on impaired loans decreased in 2008 compared to 2007 because in 2008 a greater percentage of loans purchased from PC pools were modified instead of being repaid in full or proceeding to foreclosure. Modifications on delinquent loans can delay the ultimate resolution of losses and consequently extend the timeframe for the recognition of our recoveries. In addition, the amount of our average recoveries per property on impaired loans began to decline during the second half of 2008 due to declining home prices. Our temporary suspension of foreclosures on occupied homes that began during the fourth quarter of 2008 also may cause temporary declines in our recoveries in the first half of 2009.

Foreign-Currency Gains (Losses), Net

We manage the foreign-currency exposure associated with our foreign-currency denominated debt through the use of derivatives. We elected the fair value option for foreign-currency denominated debt effective January 1, 2008. Prior to this election, gains and losses associated with the foreign-currency exposure of our foreign-currency denominated debt were recorded as foreign-currency gains (losses), net in our consolidated statements of operations. With the adoption of SFAS 159, foreign-currency exposure is now a component of gains (losses) on foreign-currency denominated debt recorded at fair value. Because the fair value option is prospective, prior period amounts have not been reclassified. See “Derivative Gains (Losses)” and “Gains (Losses) on Foreign-Currency Denominated Debt Recorded at Fair Value” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information.

For 2007, we recognized net foreign-currency translation losses primarily related to our foreign-currency denominated debt of $2.3 billion as the U.S. dollar weakened relative to the Euro during the period. During the same period, these losses were offset by an increase of $2.3 billion in the fair value of foreign-currency-related derivatives recorded in derivative gains (losses).

Other Income

Other income primarily consists of resecuritization fees, trust management income, net hedging gains and losses, fees associated with servicing and technology-related programs, various fees related to multifamily loans (including application and other fees) and various other fees received from mortgage originators and servicers. Other income decreased in 2008 compared to 2007 as a result of lower trust management income, lower resecuritization fees resulting from a decline in REMIC volumes and, to a lesser extent, the losses in 2008 associated with the ineffective portion of cash flow hedge transactions. Other income increased in 2007 compared to 2006 due to trust management income that was related to the establishment of securitization trusts in December 2007 for the underlying assets of our PCs and Structured Securities. Prior to December 2007, these amounts were presented as due to PC investors, a component of net interest income. Trust management income (expense) was $(71) million, $18 million and $— million in 2008, 2007 and 2006, respectively. Resecuritization activity has declined during 2008 and 2007 and to remain competitive we have reduced or eliminated fees for certain transaction types. For 2008, 2007, and 2006, we recognized resecuritization fees of $44 million, $85 million and $95 million, respectively, at the time of issuance. Trust management income represents the fees we earn as master servicer, issuer, administrator, and trustee for our PCs and Structured Securities, net of related expenses. These fees are derived from interest earned on principal and interest cash flows between the time they are remitted to the trust by servicers and the date of distribution to our PC and Structured Securities holders, offset by interest expense we incur when a borrower prepays or when a loan is purchased from a pool.

81	Freddie Mac

Non-Interest Expense

Table 19 summarizes the components of non-interest expense.

Table 19 — Non-Interest Expense

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Administrative expenses:
Salaries and employee benefits	$828	$828	$784
Professional services	262	392	399
Occupancy expense	67	64	61
Other administrative expenses	348	390	397

Total administrative expenses	1,505	1,674	1,641
Provision for credit losses	16,432	2,854	296
REO operations expense	1,097	206	60
Losses on certain credit guarantees	17	1,988	406
Losses on loans purchased	1,634	1,865	148
Securities administrator loss on investment activity	1,082	—	—
Minority interests in (earnings) loss of consolidated subsidiaries	8	(8)	58
Other expenses	415	222	200

Total non-interest expense	$22,190	$8,801	$2,809

Administrative Expenses

Salaries and employee benefits expenses for 2008 reflect reductions in short-term performance compensation and reductions in employee headcount that were offset by higher employee retention and severance compensation costs. Professional services expense decreased in 2008 compared to 2007 as we continued to decrease our reliance on consultants and relied more heavily on our employee base to complete certain financial initiatives and our control remediation activities. Overall, administrative expenses declined in 2008 as compared to 2007 as we implemented these and other cost reduction measures.

Provision for Credit Losses

Our reserves for mortgage loan and guarantee losses reflects our best projection of defaults we believe are likely as a result of loss events that have occurred through December 31, 2008 and 2007, respectively. Our reserves also include the impact of our projections of the results of strategic loss mitigation initiatives, including a higher volume of loan modifications for troubled borrowers and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination.

Our reserve estimates also reflect our projections of defaults. However, the substantial deterioration in the national housing market, the uncertainty in other macroeconomic factors and the uncertainty of the effect of any current or future government actions to address the economic and housing crisis makes forecasting of default rates increasingly imprecise. An inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates that exceed our current projections will cause our losses to be significantly higher than those currently estimated.

The provision for credit losses increased significantly in 2008 compared to 2007, as continued weakening in the housing market and a rapid rise in unemployment affected our single-family mortgage portfolio. For more information regarding how we derive our estimate for the provision for credit losses, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES.” In 2008, and to a lesser extent in 2007, we recorded additional reserves for credit losses on loans within our mortgage-related investments portfolio and mortgages underlying our PCs, Structured Securities and other financial guarantees as a result of:

•	increased estimates of incurred losses on both multifamily and single-family mortgage loans that are expected to experience higher default rates. Our estimates of incurred losses are higher for single-family loans we purchased or guaranteed in certain years, particularly those we purchased during 2006, 2007 and to a lesser extent 2005 and 2008. Continued deterioration of macroeconomic factors, such as decreases in home prices and home sales during 2008 have negatively impacted our estimates of the severity of loss on a per-property basis. Our estimates of incurred loss have also increased, especially for certain product-types, such as Alt-A and interest-only mortgage products and for loans on properties in certain states, such as California, Florida, Nevada and Arizona;

•	an observed increase in delinquency rates and the percentage of single-family loans that transition from delinquency to foreclosure, with more significant increases concentrated in certain regions of the U.S. and for loans with second lien, third-party financing. For example, as of both December 31, 2008 and 2007, single-family mortgage loans in the state of Florida comprised approximately 7% of our single-family mortgage portfolio; however, the loans in this state made up approximately 21% and 15%, respectively, of the total delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances. Similarly, as of both December 31, 2008 and 2007, approximately 14% of loans in our single-family mortgage portfolio had second lien, third-party financing at origination; however, we

82	Freddie Mac

estimate as of December 31, 2008, that these loans comprise more than 25% of our delinquent loans, based on unpaid principal balances;

•	increases in the average loss per loan, or severity as compared to the prior year. During 2008, there was a significant increase in the average size of delinquent loans, primarily attributed to the increasing percentage of these loans in the West region, which comprised approximately 32% and 23% of our total delinquent loans in the single-family mortgage portfolio as of December 31, 2008 and 2007, respectively; and

•	to a lesser extent, increases in counterparty exposure related to our estimates of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at origination and under separate recourse agreements. During 2008, several of our seller/servicers were acquired by the FDIC, declared bankruptcy or merged with other institutions. These and other events increase our counterparty exposure, or the likelihood that we may bear the risk of mortgage credit losses without the benefit of recourse to our counterparty. See “CREDIT RISKS — Institutional Credit Risk” for additional information.

We expect our provisions for credit losses to remain high in 2009. The likelihood that our credit losses will remain high beyond 2009 will depend on a number of factors, including changes in property values, regional economic conditions, the success of our loan modification and other loss mitigation efforts, third-party mortgage insurance coverage and recoveries and the realized rate of seller/servicer repurchases. See “Table 6 — Credit Statistics, Single-Family Mortgage Portfolio” for a presentation of the quarterly trend in the deterioration of our credit statistics, including REO disposition severity. We may further increase our single-family loan loss reserves in future periods if home prices decline further than our expectations or our loss severity estimates increase.

REO Operations Expense

The increase in REO operations expense in 2008, as compared to 2007, was primarily due to a significant increase in our REO property inventory in 2008 and declining single-family REO property values. The decline in home prices during 2008 and 2007, combined with our higher REO inventory balances, resulted in increased market-based write-downs of REO, which totaled $495 million, $129 million and $5 million in 2008, 2007 and 2006, respectively. We expect REO operations expense to increase during 2009, if our single-family REO volume continues to rise and home prices continue to decline. Our temporary suspension of foreclosures on occupied homes from November 26, 2008 through January 31, 2009 (subsequently extended from February 14, 2009 through March 6, 2009), reduced the growth of REO acquisitions and inventory in December 2008. However, the expiration of this suspension will likely result in increased acquisitions of REO properties in 2009. Beginning March 7, 2009, we will suspend foreclosure sales for those loans that are eligible for modification under the HASP until our servicers determine that the borrower of such a loan is not responsive or that the loan does not qualify for a modification under HASP or any of our other alternatives to foreclosure.

Losses on Certain Credit Guarantees

Losses on certain credit guarantees consist of losses recognized upon the issuance of certain PCs in guarantor swap transactions. Prior to January 1, 2008, our recognition of losses on certain guarantee contracts occurred due to any one or a combination of several factors, including long-term contract pricing for our flow business, the difference in overall transaction pricing versus pool-level accounting measurements and, less significantly, efforts to support our affordable housing mission. Upon adoption of SFAS 157, our losses on certain credit guarantees in subsequent periods, if any, will generally relate to our efforts to meet our affordable housing goals.

Effective January 1, 2008, upon the adoption of SFAS 157, which amended FIN 45, we estimate the fair value of our newly issued guarantee obligations as an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, we no longer record estimates of deferred gains or immediate “day one” losses on most guarantees. This change had a significant positive impact on our financial results during 2008.

In 2008, 2007 and 2006 we recognized losses of $17 million, $2.0 billion and $406 million, respectively, on certain guarantor transactions entered into during those periods. The decline in losses on certain guarantees in 2008 as compared to 2007 was due to the adoption of SFAS 157, discussed above. Increased losses on certain credit guarantees during 2007 as compared to 2006, reflect expectations of higher defaults and severity in the credit market in 2007 which were not fully offset by increases in guarantee and delivery fees due to competitive pressures and contractual fee arrangements.

Losses on Loans Purchased

Losses on delinquent and modified loans purchased from the mortgage pools underlying our PCs and Structured Securities occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase. Effective December 2007, we made certain operational changes for purchasing delinquent loans from PC pools, which significantly reduced the volume of our delinquent loan purchases and consequently the amount of our losses on loans purchased during 2008. Operationally, we no longer automatically purchase loans from PC pools once they become 120 days

83	Freddie Mac

delinquent, but rather we purchase loans from pools (a) when the loans are modified, (b) when foreclosure sales occur, (c) when the loans have been delinquent for 24 months, or (d) when the loans are 120 days or more delinquent and when the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the non-performing mortgage in our mortgage-related investments portfolio.

Our operational changes for purchasing delinquent loans from PC pools did not impact our process or timing of modifying the loans, and thus, have had no effect on the existing loss mitigation alternatives that are available to us or our servicers. This change in practice does not have an impact on our credit losses, as measured by the amount of charge-offs, nor on the cure rates of modified loans. However, when viewed in isolation, this change in practice results in a higher provision for credit losses associated with our PCs and Structured Securities and a reduction in our losses on loans purchased.

Losses on loans purchased decreased from $1.9 billion in 2007 to $1.6 billion in 2008 due to the decline in the volume of our purchases resulting from the operational changes discussed above. Although the volume of our purchases of delinquent loans declined, the number of loans purchased due to modification increased, particularly in the second half of 2008. The implementation of our Streamlined Modification Program beginning in late 2008 and the HASP in 2009 may result in an increased volume of purchases of loans modified with concessions to the borrower and for which we may recognize significant losses on loans purchased. The reduction in losses due to the decline in volume of our purchases during 2008 was significantly offset by decreases in the fair values of impaired and delinquent loans, which caused higher losses on a per-loan basis. The fair values of impaired and delinquent loans are based on market pricing, which declined throughout 2008, with the most severe declines occurring during the fourth quarter. We expect to recover a portion of these losses over time since the market-based valuations imply losses that are higher than our historical experience. See “Recoveries on Loans Impaired upon Purchase” for discussion of recoveries on those previously purchased loans.

Losses on loans purchased increased from $148 million in 2006 to $1.9 billion in 2007 due to the combination of higher volumes of our impaired and delinquent loan purchases during 2007 as compared to 2006 as well as declines in fair values for these loans.

The total number of loans we purchase from PC pools is dependent on a number of factors, including management decisions about the timing of repurchases, the expected increase in loan delinquencies within our PC pools resulting from the current adverse conditions in the housing market, our temporary suspension of foreclosures discussed above and directives from our Conservator, including our recently implemented Streamlined Modification Program and the recently announced HASP. The credit environment remains fluid, and the number of loans that we purchase from PC pools will continue to be affected by events and conditions that occur nationally and in regional markets, as well as changes in our business practices to respond to the current conditions.

Securities Administrator Loss on Investment Activity

In August 2008, acting as the security administrator for a trust that holds mortgage loan pools backing our PCs, we invested in $1.2 billion of short-term, unsecured loans which we made to Lehman on the trust’s behalf. We refer to these transactions as the Lehman short-term lending transactions. These transactions were due to mature on September 15, 2008; however, Lehman failed to repay these loans and the accrued interest. On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. To the extent there is a loss related to an eligible investment for the trust, we, as the administrator are responsible for making up that shortfall. During 2008, we recorded a $1.1 billion loss to reduce the carrying amount of this asset to our estimate of the net realizable amount on these transactions. See “OFF-BALANCE SHEET ARRANGEMENTS” for further discussion.

Income Tax Expense (Benefit)

For 2008, 2007 and 2006, we reported income tax expense (benefit) of $5.6 billion, $(2.9) billion and $(45) million, respectively, resulting in effective tax rates of (12)%, 48% and (2)%, respectively. The volatility in our effective tax rate over the past three years is primarily the result of fluctuations in pre-tax income. Our 2006 effective tax rate benefited from releases of tax reserves of $174 million primarily as a result of a U.S. Tax Court decision and a separate settlement with the IRS. Included in income tax expense for 2008, is a non-cash charge of $22.2 billion to establish a partial valuation allowance against our net deferred tax assets. See “NOTE 14: INCOME TAXES” to our consolidated financial statements for additional information.

Segment Earnings

Our business operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. The activities of our business segments are described in “BUSINESS — Our Business and Statutory Mission — Our Business Segments” and are subject to the direction of the Conservator, as discussed in “BUSINESS — Conservatorship and Related Developments — Managing Our Business During Conservatorship”. Certain activities that are not part of a segment are included in the All Other category; this category

84	Freddie Mac

consists of certain unallocated corporate items, such as costs associated with remediating our internal controls and near-term restructuring costs, costs related to the resolution of certain legal matters and certain income tax items. We manage and evaluate performance of the segments and All Other using a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. We expect our pursuit of public policy objectives at the direction of the Conservator will, in many cases, have a negative impact on the financial results of our segments.

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, the need to obtain funding under the Purchase Agreement is based on our GAAP results, as are our regulatory capital requirements (which are suspended during conservatorship). Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair value items, which, depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and which, in recent periods, have contributed to our significant GAAP net losses. GAAP net losses will adversely impact our GAAP stockholders’ equity (deficit), as well as our need for funding under the Purchase Agreement, regardless of results reflected in Segment Earnings. Also, our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that the presentation of Segment Earnings highlights the results from ongoing operations and the underlying results of the segments in a manner that is useful to the way we manage and evaluate the performance of our business.

Segment Earnings presents our results on an accrual basis as the cash flows from our segments are earned over time. The objective of Segment Earnings is to present our results in a manner more consistent with our business models. The business model for our investment activity is one where we generally buy and hold our investments in mortgage-related assets for the long term, fund our investments with debt and use derivatives to minimize interest rate risk. The business model for our credit guarantee activity is one where we are a long-term guarantor in the conforming mortgage markets, manage credit risk and generate guarantee and credit fees, net of incurred credit losses. We believe it is meaningful to measure the performance of our investment and guarantee businesses using long-term returns, not short-term value. As a result of these business models, we believe that this accrual-based metric is a meaningful way to present our results as actual cash flows are realized, net of credit losses and impairments. We believe Segment Earnings provides us with a view of our financial results that is more consistent with our business objectives and helps us better evaluate the performance of our business, both from period-to-period and over the longer term.

Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) for certain investment-related activities and credit guarantee-related activities. Segment Earnings includes certain reclassifications among income and expense categories that have no impact on net income (loss) but provide us with a meaningful metric to assess the performance of each segment and our company as a whole. We continue to assess the methodologies used for segment reporting and refinements may be made in future periods. See “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements for further information regarding our segments and the adjustments and reclassifications used to calculate Segment Earnings, as well as the management reporting and allocation process used to generate our segment results.

Segment Earnings — Results

Investments

Our Investments business is responsible for investment activity in mortgages and mortgage-related securities, other investments, debt financing, and managing our interest rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgages through our mortgage-related investments portfolio.

85	Freddie Mac

Table 20 presents the Segment Earnings of our Investments segment.

Table 20 — Segment Earnings and Key Metrics — Investments

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Segment Earnings:
Net interest income	$4,079	$3,626	$3,736
Non-interest income (loss)	(4,304)	40	38
Non-interest expense:
Administrative expenses	(473)	(515)	(495)
Other non-interest expense	(1,111)	(31)	(31)

Total non-interest expense	(1,584)	(546)	(526)

Segment Earnings (loss) before income tax (expense) benefit	(1,809)	3,120	3,248
Income tax (expense) benefit	634	(1,092)	(1,137)

Segment Earnings (loss), net of taxes	(1,175)	2,028	2,111
Reconciliation to GAAP net income (loss):
Derivative and foreign currency denominated debt-related adjustments	(13,207)	(5,658)	(2,374)
Credit guarantee-related adjustments	—	2	1
Investment sales, debt retirements and fair value-related adjustments	(10,448)	987	231
Fully taxable-equivalent adjustment	(419)	(388)	(388)
Tax-related adjustments(1)	(2,333)	2,026	1,139

Total reconciling items, net of taxes	(26,407)	(3,031)	(1,391)

GAAP net income (loss)	$(27,582)	$(1,003)	$720

Key metrics — Investments:
Growth:
Purchases of securities — Mortgage-related investments portfolio:(2)(3)
Guaranteed PCs and Structured Securities	$219,156	$141,059	$103,524
Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities	68,061	12,033	12,273
Non-agency mortgage-related securities	2,115	74,468	116,768

Total purchases of securities — Mortgage-related investments portfolio	$289,332	$227,560	$232,565

Growth rate of mortgage-related investments portfolio (annualized)	10.37%	0.68%	(1.57)%
Return:
Net interest yield — Segment Earnings basis	0.54%	0.51%	0.51%

(1)	2008 includes an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our net deferred tax assets that are not included in Segment Earnings.
(2)	Based on unpaid principal balance and excludes mortgage-related securities traded, but not yet settled.
(3)	Excludes single-family mortgage loans.

Segment Earnings for our Investments segment decreased $3.2 billion in 2008 compared to 2007. Segment Earnings for our Investments segment includes the recognition of security impairments during 2008 of $4.3 billion that reflect expected credit-related losses on our non-agency mortgage-related securities compared to $4 million of security impairments recognized during 2007. Security impairments that reflect expected or realized credit-related losses are realized immediately pursuant to GAAP and in Segment Earnings. In contrast, non-credit-related security impairments of $13.4 billion are included in our GAAP results but are not included in Segment Earnings. Segment Earnings non-interest expense for 2008 includes a loss of $1.1 billion related to the Lehman short-term lending transactions. Segment Earnings net interest income increased $453 million and Segment Earnings net interest yield increased 3 basis points to 54 basis points for 2008 compared to 2007. The increases in Segment Earnings net interest income and Segment Earnings net interest yield were primarily due to purchases of fixed-rate assets at wider spreads relative to our funding costs, decreased funding costs due to the replacement of higher cost short- and long-term debt with lower cost debt issuances, and growth in the mortgage-related investments portfolio. Partially offsetting these increases in Segment Earnings net interest income and Segment Earnings net interest yield were the impact of declining rates on our floating rate assets as well as an increase in derivative interest carry expense on net pay-fixed swaps as a result of decreased interest rates and higher notional balances resulting from higher issuances of shorter-term debt. We use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. However, the use of these derivatives exposes us to additional counterparty credit risk.

In 2008, the growth rate of our mortgage-related investments portfolio was 10.4% compared to 0.7% for 2007. The unpaid principal balance of our mortgage-related investments portfolio increased from $663 billion at December 31, 2007 to $732 billion at December 31, 2008. The overall increase in the unpaid principal balance of our mortgage-related investments portfolio was primarily due to more favorable investment opportunities for agency securities, due to liquidity concerns in the market, during 2008. The portfolio also grew in the second half of 2008 due to FHFA’s directive that we acquire and hold

86	Freddie Mac

increased amounts of mortgage loans and mortgage-related securities in our mortgage related investments portfolio to provide additional liquidity to the mortgage market.

Due to the substantial levels of volatility in the worldwide financial markets in 2008, our ability to access both the term and callable debt markets has been limited and we have relied increasingly on the issuance of shorter-term debt. Therefore, we are exposed to risks relating to both our ability to issue new debt when our outstanding debt matures and to the variability in interest costs on our new issuances of debt that directly impacts our Investments Segment earnings.

We held $70.9 billion of non-Freddie Mac agency mortgage-related securities and $197.9 billion of non-agency mortgage-related securities as of December 31, 2008 compared to $47.8 billion of non-Freddie Mac agency mortgage-related securities and $233.8 billion of non-agency mortgage-related securities as of December 31, 2007. The decline in the unpaid principal balance of non-agency mortgage-related securities is due to the receipt of monthly principal repayments on these securities. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship may negatively impact our Investments segment results over the long term. For example, the planned reduction in our mortgage-related investments portfolio balance to $250 billion, through successive annual 10% declines commencing in 2010, will cause a corresponding reduction in our net interest income. This may cause our Investments segment results to decline. However, at the Conservator’s direction, we increased the size of our mortgage-related investments portfolio to provide additional liquidity to the mortgage market, which has caused our Investments segment net interest income to increase.

Segment Earnings for our Investments segment declined slightly in 2007 compared to 2006. In 2007 and 2006, the growth rates of our mortgage-related investments portfolio were 0.7% and (1.6)%, respectively. In 2007, wider mortgage-to-debt OAS resulted in favorable investment opportunities, particularly in the second half of the year. In response to these market conditions, we increased our purchases of CMBS and agency mortgage-related securities. In November 2007, additional widening in OAS levels negatively impacted our GAAP results and lowered our overall capital position. Capital constraints forced us to reduce our balance of interest earning assets, issue $6 billion of non-cumulative, perpetual preferred stock and reduce our common stock dividend by 50% in the fourth quarter of 2007. As a result, the unpaid principal balance of our mortgage-related investments portfolio increased only slightly from $659 billion at December 31, 2006 to $663 billion at December 31, 2007. In addition, we began managing our mortgage-related investments portfolio under a voluntary, temporary growth limit during the second half of 2006.

Our net interest yield remained unchanged for 2007 compared to 2006; however, our Investments segment net interest income declined. This decline was due, in part, to a decrease in the average balance of our Investments segment’s mortgage-related investments portfolio. We also experienced higher funding costs as our long-term debt interest expense increased, reflecting the replacement of maturing debt that we issued at lower interest rates during the past few years with more expensive debt. Increases in our funding costs were offset by a decline in our mortgage-related securities amortization expense as purchases in 2007 largely consisted of securities purchased at a discount.

Single-Family Guarantee

In this segment, we guarantee the payment of principal and interest on single-family mortgage-related securities, including those held in our mortgage-related investments portfolio, in exchange for monthly management and guarantee fees and other up-front compensation. Earnings for this segment consist primarily of management and guarantee fee revenues less the related credit costs (i.e., provision for credit losses) and operating expenses. Earnings for this segment also include the interest earned on assets held in the Investments segment related to single-family guarantee activities, net of allocated funding costs and amounts related to expected net float benefits.

Expected net float benefit consists of estimates of float, net of our cost of funding advances, and compensating interest. Float is the income earned from the temporary investment of cash payments received from loan servicers for borrower payments and prepayments in advance of the date that payments are due to PC holders. The cost of funding advances arises in situations where we are required to pay PC holders prior to receiving cash from the loan servicers. When a borrower prepays the loan balance, interest is only due up to the date of the prepayment; however, the holder of the PC is entitled to interest for the entire month. We make payments to the PC holders for this shortfall, which we refer to as compensating interest. We record our estimate of expected net float benefit in the Single-family Guarantee segment and the difference between expectations and actual results is reflected in Segment Earnings for our Investments Segment.

87	Freddie Mac

Table 21 presents the Segment Earnings of our Single-family Guarantee segment.

Table 21 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Segment Earnings:
Net interest income(1)	$209	$703	$556
Non-interest income:
Management and guarantee income	3,729	2,889	2,541
Other non-interest income(1)	385	117	159

Total non-interest income	4,114	3,006	2,700

Non-interest expense:
Administrative expenses	(812)	(806)	(815)
Provision for credit losses	(16,657)	(3,014)	(313)
REO operations expense	(1,097)	(205)	(61)
Other non-interest expense	(92)	(78)	(84)

Total non-interest expense	(18,658)	(4,103)	(1,273)

Segment Earnings (loss) before income tax (expense) benefit	(14,335)	(394)	1,983
Income tax (expense) benefit	5,017	138	(694)

Segment Earnings (loss), net of taxes	(9,318)	(256)	1,289

Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments	(3,936)	(3,270)	(205)
Tax-related adjustments(2)	(9,059)	1,144	72

Total reconciling items, net of taxes	(12,995)	(2,126)	(133)

GAAP net income (loss)	$(22,313)	$(2,382)	$1,156

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(3)	$1,771	$1,584	$1,393
Issuance — Single-family credit guarantees(3)	$353	$467	$358
Fixed-rate products — Percentage of purchases(4)	89%	83%	76%
Liquidation rate — Single-family credit guarantees (annualized rate)(5)	16%	14%	16%
Credit:
Delinquency rate(6)	1.72%	0.65%	0.42%
Delinquency transition rate(7)	25.5%	15.9%	9.7%
REO inventory increase, net (number of units)	14,948	5,645	678
Single-family credit losses, in basis points (annualized)	20.9	3.1	1.4
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(8)	$10,571	$10,540	$9,866
30-year fixed mortgage rate(9)	5.1%	6.2%	6.2%

(1)	In connection with the use of securitization trusts for the underlying assets of our PCs and Structured Securities in December 2007, we began recording trust management income in non-interest income. Trust management income represents the fees we earn as master servicer, issuer, administrator, and trustee. Previously, the benefit derived from interest earned on principal and interest cash flows between the time they were remitted to us by servicers and the date of distribution to our PCs and Structured Securities holders was recorded to net interest income.
(2)	2008 includes an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our net deferred tax assets that are not included in Segment Earnings.
(3)	Based on unpaid principal balance.
(4)	Excludes fixed-rate Structured Securities backed by non-Freddie Mac issued mortgage-related securities.
(5)	Includes termination of long-term standby commitments.
(6)	Represents the percentage of single-family loans in our single-family credit guarantee portfolio, based on loan count, which are 90 days or more past due at period end and excluding loans underlying Structured Transactions. See “CREDIT RISKS — Mortgage Credit Risk” for a description of our Structured Transactions.
(7)	Represents the percentage of loans that have been reported as 90 days or more delinquent, which subsequently transitioned to REO within 12 months of the date of delinquency. The rate does not reflect other loss events, such as short-sales and deed-in-lieu transactions. The rates presented represent the percentage that relates to the fourth quarter for each respective year.
(8)	U.S. single-family mortgage debt outstanding as of September 30, 2008 for 2008. Source: Federal Reserve Flow of Funds Accounts of the United States of America dated December 11, 2008.
(9)	Based on Freddie Mac’s Primary Mortgage Market Survey, or PMMS. Represents the national average mortgage commitment rate to a qualified borrower exclusive of the fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Segment Earnings (loss) for our Single-family Guarantee segment declined to a loss of $(9.3) billion in 2008 compared to a loss of $(256) million for 2007. The decline reflects an increase in credit-related expenses due to higher delinquency rates, higher volumes of non-performing loans and foreclosures, higher severity of losses on a per-property basis and a decline in home prices and other regional economic conditions. The decline in Segment Earnings during 2008 was partially offset by an increase in Segment Earnings management and guarantee income as compared to 2007, which is primarily due to higher average balances of the single-family credit guarantee portfolio during 2008, an increase in the average fee rates shown in the table below and higher upfront fee amortization. Amortization of upfront fees increased as a result of cumulative catch-up adjustments recognized during 2008, which result in a pattern of revenue recognition that is more

88	Freddie Mac

consistent with our economic release from risk and the timing of the recognition of losses on pools of mortgage loans we guarantee.

Table 22 below provides summary information about management and guarantee earnings for the Single-family Guarantee segment. Management and guarantee earnings consist of contractual amounts due to us related to our management and guarantee fees as well as amortization of upfront fees.

Table 22 — Segment Management and Guarantee Earnings — Single-Family Guarantee

	Year Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$2,868	15.9	$2,514	15.7	$2,186	15.5
Amortization of credit fees included in other liabilities	861	4.8	375	2.3	355	2.5

Total Segment Earnings management and guarantee income	3,729	20.7	2,889	18.0	2,541	18.0

Adjustments to reconcile to consolidated GAAP:
Reclassification between net interest income and guarantee fee(1)	200		29		(37)
Credit guarantee-related activity adjustments(2)	(633)		(342)		(172)
Multifamily management and guarantee earnings(3)	74		59		61

Management and guarantee income, GAAP	$3,370		$2,635		$2,393

(1)	Management and guarantee fees earned on mortgage loans held in our mortgage-related investments portfolio are reclassified from net interest income within the Investments segment to management and guarantee fees within the Single-family Guarantee segment. Buy-up and buy-down fees are transferred from the Single-family Guarantee segment to the Investments segment.
(2)	Primarily represents credit fee amortization adjustments.
(3)	Represents management and guarantee earnings recognized related to our Multifamily segment that is not included in our Single-family Guarantee segment.

In 2008 and 2007, the average balance of our single-family credit guarantee portfolio increased approximately 12% and 14%, respectively. Our single-family mortgage purchase and guarantee volumes are impacted by several factors, including origination volumes, mortgage product and underwriting trends, competition, customer-specific behavior and contract terms. Mortgage purchase volumes from individual customers can fluctuate significantly. Mortgage originators significantly tightened their credit standards during 2008 in response to market conditions, causing conforming, fixed-rate mortgages to be the predominant product during 2008. We also made significant changes to our underwriting standards in 2008 which we expect will reduce our credit risk exposure for new business. As a result, there has been a shift in the composition of our new issuances during 2008 to a greater proportion of higher-quality, fixed-rate mortgages and a reduction in our guarantee of interest-only and Alt-A mortgage loans. For example, Alt-A loans made up approximately 22% and 18% of our mortgage purchase volume during 2007 and 2006, respectively; however, Alt-A loans made up approximately $26 billion or 7% of our single-family mortgage purchase volume during 2008. In October 2008, we announced that, on and after March 1, 2009, we will no longer purchase mortgages originated in reliance on reduced documentation of income and assets and mortgages to borrowers with credit scores below a specified minimum. See “CREDIT RISKS — Mortgage Credit Risk — Underwriting Requirements and Quality Control Standards” for further information.

During 2008, we implemented certain increases in delivery fees, which are paid at the time of securitization. Upfront fees are recognized in Segment Earnings management and guarantee fee income rather than as part of income on guarantee obligation under GAAP. For more information on our changes in underwriting requirements and delivery fees as well as their effect on the composition of our single-family credit guarantee portfolio, see “CREDIT RISKS — Mortgage Credit Risk.” The appointment of FHFA as Conservator and the Conservator’s directive that we provide increased support to the mortgage market has affected our guarantee pricing decisions and will likely continue to do so.

Net interest income in this segment decreased in 2008 compared to 2007, due to our December 2007 change to record trust management fees within Single-family Guarantee other non-interest income, whereas previously the expected net float benefits were recorded in Single-family Guarantee net interest income. In addition, Single-family Guarantee trust management fees, included in other non-interest income, were negatively impacted by declines in interest rates during 2008, which resulted in lower income on interest-earning assets of the trust.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $16.7 billion in 2008, compared to $3.0 billion in 2007, due to continued credit deterioration in our single-family credit guarantee portfolio, primarily related to 2007 and 2006 loan purchases. Mortgages in our portfolio originated in 2007 and 2006 have had higher delinquency rates as well as higher loss severities on a per-property basis. Our provision is based on our estimate of incurred credit losses inherent in both our mortgage loan and our single-family credit guarantee portfolio using recent historical performance, such as the trends in delinquency rates, recent charge-off experience, recoveries from credit enhancements and other loss mitigation activities. Our Segment Earnings provision for loan loss is generally higher than amounts recorded under GAAP due to the inclusion of foregone interest income on impaired loans and additional provision expense related to

89	Freddie Mac

loans purchased under our financial guarantees, which are recognized in different line items in our GAAP statements of operations.

The delinquency rate on our single-family credit guarantee portfolio, representing those loans which are 90 days or more past due and excluding loans underlying Structured Transactions, increased to 172 basis points as of December 31, 2008 from 65 basis points as of December 31, 2007. Increases in delinquency rates occurred in all product types in 2008, but were most significant for interest-only and Alt-A mortgages. See “CREDIT RISKS — Table 62 — Single-Family — Delinquency Rates — By Product” for further information.

Charge-offs, gross, for this segment increased to $3.4 billion in 2008 compared to $0.5 billion in 2007, primarily due to a considerable increase in the volume of REO properties acquired at foreclosure. Declining home prices resulted in higher charge-offs, on a per property basis, during 2008, and we expect increases in charge-offs to continue in 2009.

Single-family Guarantee REO operations expense significantly increased for both 2008 and 2007 compared to the prior year. The impact of the weak housing market was first evident during 2007 in areas of the country where unemployment rates have been relatively high, such as the North Central region. However, during 2008, we experienced significant increases in delinquency rates and REO activity in all other regions of the U.S., particularly in the states of California, Florida, Nevada and Arizona. The West region represented approximately 30% of our REO property acquisitions during 2008, based on the number of units. The highest concentration in the West region is in the state of California. At December 31, 2008, our REO inventory in California represented approximately 29% of our total REO property inventory, based on loan amount prior to acquisition. California has accounted for an increasing amount of our credit losses and losses on our loans in this state comprised approximately 30% of our total credit losses in 2008. In November 2008, we announced a suspension of foreclosure sales on occupied homes, which remained in effect until January 31, 2009, and was renewed from February 14, 2009 through March 6, 2009, as well as a suspension of evictions on REO properties, which will remain in effect until April 1, 2009. In part, this was done to allow us to implement the Streamlined Modification Program, which we began to implement in December 2008. This program and the recently announced HASP are designed to assist delinquent borrowers meeting certain criteria by offering loan modifications and potentially avoiding foreclosure. As a result of our suspension of foreclosures, we experienced an increase in single-family delinquency rates and a decrease in credit losses and REO acquisitions and inventory during December 2008. See “CREDIT RISKS — Mortgage Credit Risk — Loss Mitigation Activities” for further information on this program and our more recent foreclosure suspensions, as well as potential impacts to our 2009 results.

Declines in home prices have contributed to the increase in the weighted average estimated current LTV ratio for loans underlying our single-family credit guarantee portfolio to 72% at December 31, 2008 from 63% at December 31, 2007. Approximately 23% of loans in our single-family credit guarantee portfolio had estimated current LTV ratios above 90%, excluding second liens by third parties, at December 31, 2008, compared to 10% at December 31, 2007. In general, higher total LTV ratios indicate that the borrower has less equity in the home and would thus be more susceptible to foreclosure in the event of a financial downturn. We expect that home prices will continue to decline during 2009, and will result in increased current estimated LTV ratios on loans in our single-family credit guarantee portfolio. We expect that declines in home prices combined with the deterioration in rates of unemployment and other factors will result in higher credit losses for our Single-family Guarantee segment during 2009.

Multifamily

Through our Multifamily segment, we purchase multifamily mortgages for investment and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. The mortgage loans of the Multifamily segment consist of mortgages that are secured by properties with five or more residential rental units. Multifamily loans are typically large, customized, non-homogenous loans that are not as conducive to securitization as single-family loans and the market for multifamily securitizations is currently relatively illiquid. Accordingly, we typically hold multifamily loans for investment purposes. In 2008, we began holding multifamily mortgages designated held-for-sale as part of our initiative to offer securitization capabilities to the market and our customers. We plan to increase our securitization activity of multifamily loans we hold in our portfolio during 2009, as market conditions permit.

Our Multifamily segment also includes certain equity investments in various limited partnerships that sponsor low- and moderate-income multifamily rental apartments, which benefit from LIHTC. These activities support our mission to supply financing for affordable rental housing. Also included is the interest earned on assets held in our Investments segment related to multifamily activities, net of allocated funding costs.

90	Freddie Mac

Table 23 presents the Segment Earnings of our Multifamily segment.

Table 23 — Segment Earnings and Key Metrics — Multifamily

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Segment Earnings:
Net interest income	$426	$426	$479
Non-interest income (loss):
Management and guarantee income	76	59	61
LIHTC partnerships	(453)	(469)	(407)
Other non-interest income (loss)	39	24	28

Total non-interest income (loss)	(338)	(386)	(318)
Non-interest expense:
Administrative expenses	(190)	(189)	(182)
Provision for credit losses	(229)	(38)	(4)
REO operations expense	—	(1)	1
Other non-interest expense	(15)	(21)	(17)

Total non-interest expense	(434)	(249)	(202)

Segment Earnings (loss) before income tax benefit	(346)	(209)	(41)
LIHTC partnerships tax benefit	589	534	461
Income tax benefit	121	73	14

Segment Earnings, net of taxes	364	398	434
Reconciliation to GAAP net income (loss):
Derivative adjustments	(12)	(9)	3
Credit guarantee-related adjustments	8	—	3
Investment sales, debt retirements and fair value-related adjustments	(14)	—	—
Tax-related adjustments(1)	(462)	2	(1)

Total reconciling items, net of taxes(1)	(480)	(7)	5

GAAP net income (loss)	$(116)	$391	$439

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio(2)	$64,424	$48,814	$43,590
Average balance of Multifamily guarantee portfolio(2)	13,262	7,846	11,273
Purchases — Multifamily loan portfolio(2)	18,887	18,211	12,101
Purchases — Multifamily guarantee portfolio(2)	5,085	3,435	931
Liquidation rate — Multifamily loan portfolio (annualized rate)	6%	13%	17%
Credit:
Delinquency rate(3)	0.01%	0.02%	0.06%
Allowance for loan losses	$277	$62	$27

(1)	2008 includes an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our net deferred tax assets that are not included in Segment Earnings.
(2)	Based on unpaid principal balance.
(3)	Based on net carrying value of mortgages 90 days or more delinquent or in foreclosure, excluding Structured Transactions.

Segment Earnings for our Multifamily segment decreased 9%, to $364 million for 2008 compared to $398 million for 2007, primarily due to an increase in provision for credit losses, which was partially offset by higher LIHTC partnership tax benefits. We also recognized higher management and guarantee fee income during 2008 due to higher average balances of our multifamily guarantee portfolio during 2008. Segment Earnings for our Multifamily segment decreased $36 million, or 8%, in 2007 compared to 2006 primarily due to lower net interest income and a higher provision for credit losses.

Net interest income for this segment primarily reflects interest on our multifamily loan portfolio balance; however it also includes interest earned on cash and other investment balances held in the Investments segment related to multifamily activities, net of allocated funding costs. The net interest income of this segment was unchanged in 2008, compared to 2007. However, we benefited from higher expected rates of return on new purchases, coupled with a higher average balance in the multifamily loan portfolio that was offset by lower yield maintenance fees in 2008. Loan purchases into the multifamily loan and guarantee portfolios on a combined basis were $24 billion for 2008, an 11% increase compared to 2007 as we continued to provide stability and liquidity for the financing of rental housing nationwide. Non-interest loss declined to $338 million in 2008 from $386 million in 2007, due to an increase in management and guarantee income and, to a lesser extent, an increase in bond application fees during 2008 compared to 2007.

The multifamily mortgage market differs from the residential single-family market in several respects. The likelihood that a multifamily borrower will make scheduled payments on its mortgage is a function of a property’s cash flow, which is determined by the ability of the property to generate income sufficient to make those payments, and is affected by rent levels, vacancy rates and operating expenses of the borrower. Strength in the multifamily market therefore is affected by the balance between the supply of, and demand for, rental housing (both multifamily and single-family), which in turn is affected by unemployment rates, the number of new units added to the rental housing supply, rates of household formation

91	Freddie Mac

and the relative cost of owner-occupied housing alternatives. Apartment market fundamentals began to deteriorate in the second half of 2008, due to increased vacancy rates, declining rent levels and a weakening employment market in the U.S. Given the significant weakness currently being experienced in the U.S. economy, it is likely that apartment fundamentals in the U.S. will continue to deteriorate during 2009 which could cause us to provide for additional credit losses. Multifamily capital market conditions also deteriorated significantly in the second half of 2008, with a dramatic decline in available credit and more strict underwriting requirements by investors. As a result, the multifamily market slowed during 2008, which reduced institutional investor activity and resulted in significantly lower lending activity for both construction and refinancing. As a result of the continuing weakness in the apartment and capital markets, we expect industry-wide loan demand in 2009 to decline by an additional 10% to 20% from 2008 levels.

We continued to be very active in the multifamily market in 2008 and 2007, by our purchase or guarantee of new loans totaling approximately $24 billion and $22 billion, respectively. Our continued high level of purchase and guarantee activity during 2008, despite declining industry fundamentals, reflects our acknowledged priority to continue providing support for the U.S. mortgage market during this period of uncertainty, and our ability to adjust our underwriting standards and pricing to reflect the heightened level of risk.

Our Multifamily segment provision for credit losses increased to $229 million in 2008 from $38 million in 2007. To determine our estimate for incurred losses on our multifamily loan and guarantee portfolios, we evaluate each property based on available financial or operational results and also incorporate available economic data to update these results and evaluate the severity of expected losses. Although we use the most recently available results of our multifamily borrowers to assess our estimate of reserves, there is a lag in reporting as they prepare their results in the normal course of business. Consequently, our reserve estimate for 2008 reflects our best judgment of the severity associated with our probable incurred losses and reflects deterioration in recent market conditions, particularly increases in unemployment rates, higher vacancy rates and declines in average monthly rental rates during the second half of 2008. We acquired three REO properties during the fourth quarter of 2008, bringing our total Multifamily REO inventory to six properties at December 31, 2008. We increased our reserve estimates in 2008 to reflect the recent deterioration in market conditions, particularly in the fourth quarter, which resulted in increased estimates of severities of incurred loss.

There were no purchases or sales of LIHTC investments in 2008. Tax benefits for LIHTC partnerships increased to $589 million in 2008 from $534 million in 2007. Tax benefits from LIHTC partnerships are recognized in our Multifamily Segment Earnings regardless of the ability to claim or use them at the corporate level. Our LIHTC benefits related to 2006 and 2007 were used at the corporate level; however, most of our 2008 credits were deferred and can be carried forward for up to 20 years in the future.

CONSOLIDATED BALANCE SHEETS ANALYSIS

The following discussion of our consolidated balance sheets should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for more information concerning our significant accounting policies and estimates applied in determining our reported financial position.

Mortgage-Related Investments Portfolio

We are primarily a buy-and-hold investor in mortgage assets. We invest principally in mortgage loans and mortgage-related securities, which consist of securities issued by us, Fannie Mae, Ginnie Mae and other financial institutions. We refer to these investments that are recorded on our consolidated balance sheet as our mortgage-related investments portfolio.

Our mortgage-related securities are classified as either available-for-sale or trading. Upon the adoption of SFAS 159 on January 1, 2008, we increased the number of securities categorized as trading in our mortgage-related investments portfolio. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — The Fair Value Option for Financial Assets and Financial Liabilities” to our consolidated financial statements for more information.

Under the Purchase Agreement with Treasury and FHFA regulation, our mortgage-related investments portfolio may not exceed $900 billion as of December 31, 2009 and then must decline by 10% per year thereafter until it reaches $250 billion.

92	Freddie Mac

Table 24 provides unpaid principal balances of the mortgage loans and mortgage-related securities in our mortgage-related investments portfolio. Table 24 includes securities classified as either available-for-sale or trading on our consolidated balance sheets.

Table 24 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio

	December 31,
	2008			2007
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(in millions)

Mortgage loans:
Single-family:(1)
Conventional:(2)
Amortizing	$34,630	$1,295	$35,925	$20,461	$1,266	$21,727
Interest-only	440	841	1,281	246	1,434	1,680

Total conventional	35,070	2,136	37,206	20,707	2,700	23,407
USDA Rural Development/FHA/VA	1,549	—	1,549	1,182	—	1,182

Total Single-family	36,619	2,136	38,755	21,889	2,700	24,589
Multifamily(3)	65,322	7,399	72,721	53,114	4,455	57,569

Total unpaid principal balance of mortgage loans	101,941	9,535	111,476	75,003	7,155	82,158

PCs and Structured Securities:(4)
Single-family(1)	328,965	93,498	422,463	269,896	84,415	354,311
Multifamily	332	1,729	2,061	2,522	137	2,659

Total PCs and Structured Securities	329,297	95,227	424,524	272,418	84,552	356,970

Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities:(5)
Fannie Mae:
Single-family(1)	35,142	34,460	69,602	23,140	23,043	46,183
Multifamily	582	92	674	759	163	922
Ginnie Mae:
Single-family(1)	398	152	550	468	181	649
Multifamily	26	—	26	82	—	82

Total agency mortgage-related securities	36,148	34,704	70,852	24,449	23,387	47,836

Non-agency mortgage-related securities:
Single-family:(1)
Subprime(6)	438	74,413	74,851	498	100,827	101,325
Alt-A and other(7)	3,266	21,801	25,067	3,720	26,343	30,063
MTA(7)	—	19,606	19,606	—	21,250	21,250
Commercial mortgage-backed securities	25,060	39,131	64,191	25,709	39,095	64,804
Obligations of states and political subdivisions(8)	12,825	44	12,869	14,870	65	14,935
Manufactured housing(9)	1,141	185	1,326	1,250	222	1,472

Total non-agency mortgage-related securities(10)	42,730	155,180	197,910	46,047	187,802	233,849

Total unpaid principal balance of mortgage-related investments portfolio	$510,116	$294,646	804,762	$417,917	$302,896	720,813

Premiums, discounts, deferred fees, impairments of unpaid principal balances and other basis adjustments			(17,788)			(655)
Net unrealized (losses) on mortgage-related securities, pre-tax			(38,228)			(10,116)
Allowance for loan losses on mortgage loans held-for-investment(11)			(690)			(256)

Total carrying value of mortgage-related investments portfolio			$748,056			$709,786

(1)	Variable-rate single-family mortgage loans and mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	See “CREDIT RISKS — Mortgage Credit Risk” for information on Alt-A and subprime loans, which are a component of our single-family conventional mortgage loans.
(3)	Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.
(4)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral.
(5)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(6)	Single-family non-agency mortgage-related securities backed by subprime residential loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 25 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans, Alt-A and Other Loans and MTA Loans in our Mortgage-Related Investments Portfolio,” “Table 32 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at December 31, 2008” and “Table 33 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at December 31, 2008 and March 2, 2009.”
(7)	Single-family non-agency mortgage-related securities backed by MTA and Alt-A and other mortgage loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 25 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans, Alt-A and Other Loans and MTA Loans in our Mortgage-Related Investments Portfolio,” “Table 34 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans and MTA Loans at December 31, 2008” and “Table 35 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans and MTA Loans at December 31, 2008 and March 2, 2009.” Certain prior period amounts have been revised to conform to the current year presentation.
(8)	Consists of mortgage revenue bonds. Approximately 58% and 67% of these securities held at December 31, 2008 and 2007, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(9)	At December 31, 2008 and 2007, 32% and 34%, respectively, of mortgage-related securities backed by manufactured housing bonds were rated BBB− or above, based on the lowest rating available. For the same dates, 91% and 93% of manufactured housing bonds had credit enhancements, respectively, including primary monoline insurance that covered 23% and 24%, respectively, of the manufactured housing bonds based on the unpaid principal balance. At December 31, 2008 and 2007, we had secondary insurance on 60% and 72% of these bonds that were not covered by the primary monoline insurance, respectively, based on the unpaid principal balance. Approximately 3% and 28% of the mortgage-related securities backed by manufactured housing bonds were AAA-rated at December 31, 2008 and 2007, respectively, based on the unpaid principal balance and the lowest rating available.
(10)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 55% and 96% of total non-agency mortgage-related securities held at December 31, 2008 and 2007, respectively, were AAA-rated as of those dates, based on the unpaid principal balance and the lowest rating available.
(11)	See “CREDIT RISKS — Mortgage Credit Risk — Loan Loss Reserves” for information about our allowance for loan losses on mortgage loans held-for-investment.

93	Freddie Mac

The unpaid principal balance of our mortgage-related investments portfolio increased by $83.9 billion to $804.8 billion at December 31, 2008 compared to December 31, 2007. The unpaid principal balance of the mortgage-related securities held in our mortgage-related investments portfolio increased by $54.6 billion during 2008. The overall increase in the unpaid principal balance of our mortgage-related investments portfolio was primarily due to more favorable investment opportunities for agency securities given a broad market decline driven by a lack of liquidity in the market during 2008. In response, our net purchase activity increased considerably as we deployed capital at favorable OAS levels. The portfolio also grew in the second half of 2008 due to FHFA’s directive that we acquire and hold increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio to provide additional liquidity to the mortgage market. Although our PCs and Structured Securities and agency mortgage-related securities balances increased $90.6 billion during the year, this was partially offset by decreases in non-agency mortgage-related securities balances. Non-agency mortgage-related securities decreased $35.9 billion primarily due to principal repayments on securities backed by subprime loans, Alt-A and other loans and MTA loans.

As of March 1, 2008, the voluntary growth limit on our mortgage-related investments portfolio expired. Additionally, our mandatory target capital surplus was reduced by FHFA to 20% from 30% above our statutory minimum capital requirement on March 19, 2008. This surplus requirement has not been in effect since the suspension of our regulatory capital requirements by the Conservator on October 9, 2008.

The balance of mortgage loans increased by $29.3 billion during 2008. We invest primarily in multifamily loans on fully developed apartment complexes with institutional customers. These loans include both adjustable and fixed rates. Fixed-rate loans generally include prepayment fees if the borrowers prepay within the yield maintenance period, which is normally the initial five to ten years. We have grown both the adjustable and fixed-rate portfolios considerably during 2008 due to attractive purchase opportunities. While industry-wide loan demand is expected to decline in 2009, we expect continued growth in our multifamily loan portfolio during 2009, but not as robust as 2008.

As mortgage interest rates declined late in the second half of 2008, single-family refinance mortgage originations increased and the volume of deliveries of single-family mortgage loans to us for cash purchase rather than for guarantor swap transactions also increased. We provide liquidity to our seller/servicers through our cash purchase program. Loans purchased through the cash purchase program are typically sold to investors through a cash auction of PCs, and, in the interim, are carried as mortgage loans on our consolidated balance sheets. However, because of continuing market disruptions in the second half of 2008, demand for our cash auctions of PCs has decreased and we sold fewer PCs in cash auctions. Our increased cash purchase activity coupled with fewer PCs sold at cash auctions, as well as our increased purchases of nonperforming loans from the mortgage pools underlying our PCs and Structured Securities, resulted in a higher balance of single-family mortgage loans at December 31, 2008 than at December 31, 2007.

Higher Risk Components of Our Mortgage-Related Investments Portfolio

Our mortgage-related investments portfolio includes mortgage loans with higher risk characteristics and mortgage-related securities backed by subprime loans, Alt-A and other loans and MTA loans.

Higher Risk Single-Family Mortgage Loans

We generally do not classify our investments in single-family mortgage loans within our mortgage-related investments portfolio as either prime or subprime; however, we recognize that there are mortgage loans within our mortgage-related investments portfolio with higher risk characteristics. For example, we estimate that there were $1.7 billion and $1.3 billion at December 31, 2008 and December 31, 2007, respectively, of loans with original LTV ratios greater than 90% and credit scores, based on the rating system developed by Fair, Isaac and Co., Inc., or FICO, less than 620 at the time of loan origination. In addition, we estimate that approximately $5 billion and $6 billion of security collateral underlying our Structured Transactions at December 31, 2008 and 2007, respectively, were classified as subprime, based on our classification that they are also higher-risk loan types.

Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A. Although there is no universally accepted definition of Alt-A, industry participants have used this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. In determining our Alt-A exposure in loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, which indicate that the loan should be classified as Alt-A. We estimate that approximately $183 billion, or 10%, of loans underlying our single-family PCs and Structured Securities at December 31, 2008 were classified as Alt-A mortgage loans. In addition, we estimate that approximately $2 billion, or approximately 6%, of our investments in single-family mortgage loans in our mortgage-related investments portfolio were classified as Alt-A loans at December 31, 2008.

See “CREDIT RISKS — Mortgage Credit Risk” for further information.

94	Freddie Mac

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

At December 31, 2008 and 2007, we held investments of $74.9 billion and $101.3 billion, respectively, of non-agency mortgage-related securities backed by subprime loans in our mortgage-related investments portfolio. During 2008, we did not buy or sell any of these securities. In addition to the contractual interest payments, we received monthly remittances of principal repayments on these securities, which totaled $26.5 billion during 2008, representing a partial return of our investment in these securities. We have seen a decrease in the annualized rate of principal repayments during 2008, from 33% in the first quarter of 2008 to 25% in the fourth quarter of 2008. These securities include significant credit enhancement, particularly through subordination. Of these securities, 58% and 100% were investment grade at December 31, 2008 and 2007, respectively. We recognized impairment losses on these securities of $3.6 billion during 2008. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $12.4 billion and $5.6 billion at December 31, 2008 and 2007, respectively. We believe that the declines in fair values for these securities are mainly attributable to poor underlying collateral performance, decreased liquidity and larger risk premiums in the mortgage market.

Non-Agency Mortgage-Related Securities Backed by Alt-A and Other Loans

As noted above, we have classified securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. We classified $25.1 billion and $30.1 billion of our single-family non-agency mortgage-related securities as Alt-A and other loans at December 31, 2008 and 2007, respectively. During 2008, we did not buy or sell any of these securities. In addition to the contractual interest payments, we received monthly remittances of principal repayments on these Alt-A and other securities, which totaled $5.0 billion during 2008, representing a partial return of our investment in these securities. We have seen a decrease in the annualized rate of principal repayments during 2008, from 19% in the first quarter of 2008 to 14% in the fourth quarter of 2008. These securities include significant credit enhancements, particularly through subordination. Of these securities, 79% and 100% were investment grade at December 31, 2008 and 2007, respectively. We recognized impairment losses on these securities of $5.3 billion during 2008. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $4.4 billion and $0.8 billion at December 31, 2008 and 2007, respectively. We believe the declines in fair values for these securities are mainly attributable to poor underlying collateral performance, decreased liquidity and larger risk premiums in the mortgage market.

Non-Agency Mortgage-Related Securities Backed by MTA Loans

MTA adjustable-rate mortgages (which are a type of option ARM) are indexed to the Moving Treasury Average, have adjustable interest rates and optional payment terms, including options that allow for deferral of principal payments and result in negative amortization for an initial period of years. MTA loans generally have a specified date when the mortgage is recast to require principal payments under new terms, which can result in substantial increases in monthly payments by the borrower.

We classified these securities as MTA if the securities were labeled as MTA when sold to us or if we believe the underlying collateral includes a significant amount of MTA loans. We had $19.6 billion and $21.2 billion of non-agency mortgage-related securities classified as MTA at December 31, 2008 and 2007, respectively. With the exception of $618 million of unpaid principal balance purchased in January 2008, we did not buy or sell any of these securities during 2008. In addition to the contractual interest payments, we received monthly remittances of principal repayments on these securities, which totaled $2.2 billion during 2008, representing a partial return of our investment in these securities. We have seen a decrease in the annualized rate of principal repayments during 2008, from 14% in the first quarter of 2008 to 8% in the fourth quarter of 2008. These securities include significant credit enhancements, particularly through subordination. Of these securities, 72% and 100% were investment grade at December 31, 2008 and 2007, respectively. We recognized impairment losses on these securities of $7.6 billion during 2008. The unrealized losses, net of tax, on these securities are included in AOCI and totaled $3.1 billion and $0.9 billion at December 31, 2008 and 2007, respectively. We believe the declines in fair values for these securities are mainly attributable to poor underlying collateral performance, decreased liquidity and larger risk premiums in the mortgage market.

95	Freddie Mac

Table 25 provides an analysis of investments in available-for-sale non-agency mortgage-related securities backed by subprime loans, Alt-A and other loans and MTA loans in our mortgage-related investments portfolio at December 31, 2008.

Table 25 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans, Alt-A and Other Loans and MTA Loans in our Mortgage-Related Investments Portfolio

	As of December 31, 2008
	Unpaid		Gross					Current
	Principal	Amortized	Unrealized	Collateral	Original	December 31, 2008	Current	Investment
Non-agency mortgage-related securities backed by:	Balance	Cost	Losses	Delinquency(1)	% AAA(2)	% AAA	% AAA(3)	Grade(4)
	(dollars in millions)

Subprime loans:
First lien	$74,070	$70,957	$(18,934)	38%	100%	29%	28%	56%
Second lien	769	442	(211)	13%	100%	—%	—%	10%

Total non-agency mortgage-related securities, backed by subprime loans	$74,839	$71,399	$(19,145)	38%	100%	28%	28%	55%

Alt-A and other loans and MTA loans:
Alt-A	$21,015	$17,241	$(5,448)	17%	100%	51%	31%	48%
MTA	19,606	12,117	(4,739)	30%	100%	45%	—%	4%
Other(5)	4,052	2,791	(1,339)		100%	12%	12%	80%

Total non-agency mortgage-related securities, backed by Alt-A and other loans and MTA loans	$44,673	$32,149	$(11,526)		100%	45%	16%	32%

(1)	Determined based on loans that are 60 days or more past due that underlie the securities and based on the unpaid principal balance and servicing data reported for December 31, 2008.
(2)	Reflects the composition of the portfolio that was AAA-rated as of the date of acquisition of the security based on the unpaid principal balance and the lowest rating available.
(3)	Reflects the AAA-rated composition of the securities as of March 2, 2009, based on the unpaid principal balance and the lowest rating available.
(4)	Reflects the composition of these securities with credit ratings BBB– or above as of March 2, 2009, based on the unpaid principal balance and the lowest rating available.
(5)	Includes securities backed by FHA/VA mortgages, home equity lines of credit and other residential loans.

96	Freddie Mac

Table 26 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities and estimated fair values for trading securities by major security type held in our mortgage-related investments portfolio.

Table 26 — Available-For-Sale Securities and Trading Securities in our Mortgage-Related Investments Portfolio

		Gross	Gross
		Unrealized	Unrealized
December 31, 2008	Amortized Cost	Gains	Losses	Fair Value
	(in millions)

Mortgage-related investments portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
Commercial mortgage-backed securities	64,214	2	(14,716)	49,500
Alt-A and other	20,032	11	(6,787)	13,256
MTA	12,117	—	(4,739)	7,378
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total available-for-sale mortgage-related securities	$493,971	$7,061	$(50,928)	$450,104

Trading mortgage-related securities:
Freddie Mac				$158,822
Fannie Mae				31,309
Ginnie Mae				198
Other				32

Total trading mortgage-related securities				$190,361

		Gross	Gross
		Unrealized	Unrealized
December 31, 2007	Amortized Cost	Gains	Losses	Fair Value
	(in millions)

Mortgage-related investments portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$346,569	$2,981	$(2,583)	$346,967
Subprime	101,278	12	(8,584)	92,706
Commercial mortgage-backed securities	64,965	515	(681)	64,799
Alt-A and other	30,187	15	(1,267)	28,935
MTA	21,269	—	(1,276)	19,993
Fannie Mae	45,688	513	(344)	45,857
Obligations of states and political subdivisions	14,783	146	(351)	14,578
Manufactured housing	1,149	131	(12)	1,268
Ginnie Mae	545	19	(2)	562

Total available-for-sale mortgage-related securities	$626,433	$4,332	$(15,100)	$615,665

Trading mortgage-related securities:
Freddie Mac				$12,216
Fannie Mae				1,697
Ginnie Mae				175
Other				1

Total trading mortgage-related securities				$14,089

		Gross	Gross
		Unrealized	Unrealized
December 31, 2006	Amortized Cost	Gains	Losses	Fair Value
	(in millions)

Mortgage-related investments portfolio:
Available-for-sale mortgage-related securities:
Freddie Mac	$348,591	$1,438	$(5,941)	$344,088
Subprime	122,102	98	(14)	122,186
Commercial mortgage-backed securities	44,927	239	(763)	44,403
Alt-A and other	35,519	37	(316)	35,240
MTA	20,914	28	(2)	20,940
Fannie Mae	44,223	323	(660)	43,886
Obligations of states and political subdivisions	13,622	334	(31)	13,925
Manufactured housing	1,180	151	(1)	1,330
Ginnie Mae	720	17	(4)	733

Total available-for-sale mortgage-related securities	$631,798	$2,665	$(7,732)	$626,731

Trading mortgage-related securities:
Freddie Mac				$6,573
Fannie Mae				802
Ginnie Mae				222

Total trading mortgage-related securities				$7,597

97	Freddie Mac

At December 31, 2008, our gross unrealized losses on available-for-sale mortgage-related securities were $50.9 billion. The main components of these losses are gross unrealized losses of $45.4 billion related to non-agency mortgage-related securities backed by subprime loans, Alt-A and other loans and MTA loans and commercial mortgage-backed securities. We believe that these unrealized losses on non-agency mortgage-related securities at December 31, 2008 were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. All securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. The evaluation of these securities considers available information, including analyses based on loss severity, default, prepayment and other borrower behavior assumptions.

Other-Than-Temporary Impairments

Table 27 summarizes our impairments on our mortgage-related securities recorded by security type and the duration of the unrealized loss prior to impairment of less than 12 months and 12 months or greater.

Table 27 — Other-than-Temporary Impairments on Mortgage-Related Securities Recorded by Gross Unrealized Loss Position

	Gross Unrealized Loss Position
	Less than	12 months
	12 months	or greater	Total
	(in millions)
Year Ended December 31, 2008

Mortgage-related securities:(1)
Subprime	$(168)	$(3,453)	$(3,621)
Alt-A and other	(914)	(4,339)	(5,253)
MTA	—	(7,602)	(7,602)
Obligations of states and political subdivisions	(58)	(10)	(68)
Manufactured housing	(74)	(16)	(90)

Total other-than-temporary impairments	$(1,214)	$(15,420)	$(16,634)

Year Ended December 31, 2007
Mortgage-related securities:
Freddie Mac	$(17)	$(320)	$(337)
Fannie Mae	(1)	(12)	(13)
Subprime(1)	(11)	—	(11)
Manufactured housing(1)	(4)	—	(4)

Total other-than-temporary impairments	$(33)	$(332)	$(365)

Year Ended December 31, 2006
Mortgage-related securities:
Freddie Mac	$(168)	$(13)	$(181)
Fannie Mae	(31)	(17)	(48)
Commercial mortgage-backed securities(1)	(62)	(4)	(66)
Manufactured housing(1)	(2)	—	(2)

Total other-than-temporary impairments	$(263)	$(34)	$(297)

(1)	Represents securities of private-label or non-agency issuers.

During the fourth quarter of 2008, of the $197.9 billion in non-agency mortgage-related securities in our available-for-sale portfolio at December 31, 2008, we have identified securities primarily backed by subprime loans, Alt-A and other loans and MTA loans with $13.6 billion of unpaid principal balance that are probable of incurring a contractual principal or interest loss. This probable loss is due to significant recent sustained deterioration in the performance of the underlying collateral of these securities and lack of confidence in the credit enhancements provided by three monoline insurers. We have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that in such a case, there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. As such, we recognized impairment losses on non-agency mortgage-related securities of $6.9 billion during the fourth quarter of 2008, which were determined to be other-than-temporary. The recent deterioration has not impacted our ability and intent to hold these securities.

We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the impairment loss recognized under GAAP, as we expect these shortfalls to be less than the recent fair value declines. Our estimates of expected losses increased during the fourth quarter as compared to the third quarter. The portion of the impairment charges associated with expected recoveries that we estimate may be recognized as net interest income in future periods was $11.8 billion as of December 31, 2008.

The deterioration in the mortgage market and resulting illiquidity has caused the government to take unprecedented action during the second half of 2008. The decline in mortgage credit performance has been most severe for subprime loans, Alt-A and other loans and MTA loans. Many of the same global economic factors impacting the performance of our guarantee portfolio led to a considerably more pessimistic outlook for the performance of our mortgage-related securities in our mortgage-related investments portfolio. Rising unemployment, accelerating home price declines, tight credit conditions,

98	Freddie Mac

volatility in mortgage rates and LIBOR, and weakening consumer confidence not only contributed to poor performance during the year but significantly impacted our expectations regarding future performance, both of which are critical in assessing other-than-temporary impairments. Furthermore, the subprime loans, Alt-A and other loans and MTA loans backing our securities have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona and Nevada.

Our securities backed by 2006 and 2007 first lien subprime loans accounted for $3.6 billion of the impaired unpaid principal balance and $1.4 billion of other-than-temporary impairment expense during the fourth quarter of 2008. As with the other asset classes, a key determinant in our conclusion that impairments were other-than-temporary was the considerable deterioration of economic conditions and the housing market during the fourth quarter of 2008 which adversely impacted our view of future performance. Delinquencies on the 2006 and 2007 subprime loans backing these securities increased by 8% and 17%, respectively.

Our securities backed by Alt-A loans and other loans accounted for $5.3 billion of the impaired unpaid principal balance and $2.7 billion of other-than-temporary impairment expense during the fourth quarter of 2008, with approximately 44% of such amounts coming from loans originated in 2006 and 2007. The loans backing these securities experienced increases in delinquencies, material price declines, ratings actions, and deteriorating expectations concerning future performance.

Our securities backed by MTA loans accounted for $4.6 billion of the impaired unpaid principal balance and $2.7 billion of other-than-temporary impairment expense during the fourth quarter 2008. Delinquencies on 2006 and 2007 vintage MTA loans increased 27% and 25%, respectively, during the fourth quarter of 2008. Securities backed by MTA loans experienced sustained price declines, with prices for this category, on average, falling by approximately 36% in the fourth quarter of 2008. The MTA sector also experienced continued downgrades during the quarter, with only 45% of our securities rated AAA as of December 31, 2008, versus 59% at the end of the third quarter.

During 2008 and 2007, we recorded other-than-temporary impairments related to investments in mortgage-related securities of $16.6 billion and $365 million, respectively. The other-than-temporary impairments recognized during 2008 related primarily to non-agency securities backed by subprime loans, Alt-A and other loans and MTA loans, due to the combination of a more pessimistic view of future performance due to the economic environment and poor performance of the collateral underlying these securities. The impairments also relate to credit enhancements provided by primary monoline bond insurance from three monoline insurers on individual securities in an unrealized loss position, as we have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that in such a case, there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. In the case of monoline insurers, we considered our own analysis as well as additional qualitative factors, such as the ability of each monoline to access capital and to generate new business, pending regulatory actions, ratings, security prices and credit default swap levels traded on the insurers.

While it is possible that under certain conditions, defaults and severity of losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were probable at December 31, 2008. Based on our ability and intent to hold our remaining available-for-sale securities for a sufficient time to recover all unrealized losses and our consideration of available information, we have concluded that the reduction in fair value of these securities was temporary at December 31, 2008.

See “NOTE 5: INVESTMENTS IN SECURITIES” to our consolidated financial statements for a discussion on how we evaluate our available-for-sale portfolio for other-than-temporary impairment.

For the securities where we determined that the impairment was other-than-temporary, we estimate that the future expected principal and interest shortfall will be significantly less than the probable impairment loss required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. We recognized impairment losses during 2008 on securities primarily backed by subprime, Alt-A and other loans and MTA loans of $16.6 billion. The portion of these impairment charges associated with expected recoveries that we estimate may be recognized as net interest income in future periods was $11.8 billion on securities backed primarily by subprime, Alt-A and other and MTA loans as of December 31, 2008. This reflects a reduction in the estimate of future recoveries of prior quarter impairment charges of $1.3 billion as of December 31, 2008.

Our assessments concerning other-than-temporary impairment and accretion of impairment charges require significant judgment and are subject to change as the performance of the individual securities changes, mortgage conditions evolve and our assessments of future performance are updated. Bankruptcy reform, loan modification programs and other government intervention can significantly change the performance of the underlying loans and thus our securities. Current market conditions are unprecedented, in our experience, and actual results could differ materially from our expectations.

99	Freddie Mac

Furthermore, different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes, and these differences tend to be magnified for nontraditional products such as MTA loans.

Hypothetical Scenarios on our Investments in Non-Agency Mortgage-Related Securities

We present hypothetical scenarios based on the key assumptions in our analyses designed to simulate the distribution of cash flows from the underlying loans to the securities that we hold considering different default rate and severity assumptions. In preparing each scenario, we use numerous assumptions (in addition to the default rate and severity assumptions), including, but not limited to, the timing of losses, prepayment rates, the collectability of excess interest and interest rates that could materially impact the results. Since we do not use this analysis for determination of our reported results under GAAP, this analysis is hypothetical and may not be indicative of our actual results.

Tables 28 – 30 provide the summary results of the default rate and severity hypothetical scenarios for our investments in available-for-sale non-agency mortgage-related securities backed by first lien subprime, Alt-A and MTA loans at December 31, 2008. In previous quarters we divided the portfolios into delinquency quartiles and ran more stressful default rates on the quartiles with the highest levels of current delinquencies. In light of increasing uncertainty concerning default rates and severity due to the overall deterioration in the economy and the impact of loan modifications, pending bankruptcy reform legislation and other government intervention on the loans underlying our securities, we increased the number of default and severity scenarios to reflect a broader range of possible outcomes. While the more stressful scenarios are beyond what we currently believe are probable, these tables give insight into the potential economic losses under hypothetical scenarios.

In addition to the hypothetical scenarios, these tables also display underlying collateral performance and credit enhancement statistics, by vintage and quartile of delinquency. Within each of these quartiles, there is a distribution of both credit enhancement levels and delinquency performance, and individual security performance will differ from the quartile as a whole. Furthermore, some individual securities with lower subordination could have higher delinquencies. The projected economic losses presented for each hypothetical scenario represent the present value of possible cash shortfalls given the related assumptions. In past quarters we have included the present value of both the principal and interest shortfalls. However, we do not believe that the interest shortfalls are representative of our risk of economic loss as these amounts represent returns on our investment versus returns of our investment. As such, the projected economic losses include the present value of potential principal shortfalls only. Additionally, some of these securities are not subject to principal write-downs until their legal final maturity, which leads to a smaller present value loss than on a security that could take principal write-downs earlier. However, these amounts do not represent the other-than-temporary impairment charge that would result under the given scenario. Any other-than-temporary impairment charges would vary depending on the fair value of the security at that point in time, and could be higher than the amount of losses indicated by these scenarios.

Investments in Non-Agency Mortgage-Related Securities backed by First Lien Subprime Loans

The hypothetical scenarios for our non-agency mortgage-related securities backed by first lien subprime loans use cumulative default rates and severities of 60% to 80%. Since different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes, we have provided a range of possible outcomes. Current collateral delinquency rates presented in Table 28 averaged 38% for first lien subprime loans.

100	Freddie Mac

Table 28 — Investments in Available-For-Sale Non-agency Mortgage-Related Securities Backed by First Lien Subprime Loans

		December 31, 2008
		Underlying Collateral Performance		Credit Enhancement Statistics
		Unpaid		Average	Minimum	Hypothetical Scenarios(4)
	Delinquency	Principal	Collateral	Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	60%	70%	80%
		(dollars in millions)

2004 & Prior	1	$314	12%	52%	33%	60%	$12	$12	$15
						70	12	20	30
						80	21	32	56
2004 & Prior	2	329	17%	47%	23%	60%	$—	$—	$9
						70	—	13	28
						80	13	30	49
2004 & Prior	3	278	22%	64%	29%	60%	$—	$1	$2
						70	1	3	5
						80	3	5	20
2004 & Prior	4	319	29%	63%	19%	60%	$1	$4	$8
						70	4	10	17
						80	10	18	33

2004 & Prior subtotal		$1,240	20%	56%	19%

2005	1	$3,190	26%	55%	34%	60%	$—	$—	$9
						70	—	17	87
						80	19	121	283
2005	2	3,106	34%	59%	41%	60%	$—	$—	$—
						70	—	—	9
						80	—	29	159
2005	3	3,190	40%	55%	23%	60%	$—	$2	$8
						70	3	14	60
						80	17	85	223
2005	4	3,096	47%	53%	30%	60%	$—	$1	$8
						70	2	23	57
						80	26	73	169

2005 subtotal		$12,582	37%	56%	23%

2006	1	$7,222	34%	32%	17%	60%	$22	$129	$317
						70	188	460	805
						80	506	900	1,368
2006	2	7,296	42%	30%	15%	60%	$18	$132	$329
						70	205	496	887
						80	571	1,018	1,491
2006	3	7,434	47%	29%	16%	60%	$7	$88	$308
						70	159	500	901
						80	564	1,011	1,469
2006	4	6,955	54%	29%	10%	60%	$10	$70	$239
						70	124	390	753
						80	451	863	1,302

2006 subtotal		$28,907	44%	30%	10%

2007	1	$7,282	24%	31%	21%	60%	$16	$119	$451
						70	206	611	996
						80	635	1,061	1,482
2007	2	6,803	31%	28%	19%	60%	$31	$200	$485
						70	299	642	983
						80	678	1,060	1,441
2007	3	7,259	38%	28%	15%	60%	$43	$195	$461
						70	295	637	1,019
						80	707	1,134	1,582
2007	4	7,114	46%	26%	14%	60%	$6	$109	$412
						70	233	603	971
						80	665	1,075	1,483

2007 subtotal		$28,458	35%	28%	14%

Subtotal uninsured non-agency mortgage-related securities backed by first lien subprime loans		$71,187	39%	34%	10%

Non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$1,762
Non-investment grade monoline — other-than-temporary impairments taken		1,121

Subtotal non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance(5)		$2,883

Total non-agency mortgage-related securities, backed by first lien subprime loans		$74,070	38%

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balance and information provided primarily by Intex.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

101	Freddie Mac

Investments in Non-Agency Mortgage-Related Securities Backed by Alt-A Loans

The hypothetical scenarios for our non-agency mortgage-related securities backed by Alt-A loans use cumulative default rates of 20% to 65% and severities of 45% to 65%. Since different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes, we have provided a range of possible outcomes. Current collateral delinquency rates presented in Table 29 averaged 17%.

102	Freddie Mac

Table 29 — Investments in Non-Agency Mortgage-Related Securities Backed by Alt-A Loans

		December 31, 2008
		Underlying Collateral Performance		Credit Enhancement Statistics
		Unpaid		Average	Minimum	Hypothetical Scenarios(4)
	Delinquency	Principal	Collateral	Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	45%	55%	65%
		(dollars in millions)

2004 & Prior	1	$1,230	3%	10%	6%	20%	$11	$23	$41
						35	73	114	158
						50	156	218	281
						65	243	326	409
2004 & Prior	2	1,214	5%	14%	8%	20%	$1	$3	$14
						35	38	77	121
						50	119	187	257
						65	214	306	398
2004 & Prior	3	1,253	9%	16%	10%	20%	$—	$1	$5
						35	19	43	87
						50	83	150	223
						65	178	273	369
2004 & Prior	4	1,196	15%	25%	12%	20%	$—	$—	$2
						35	10	30	58
						50	56	100	147
						65	118	182	252

2004 & Prior subtotal		$4,893	8%	16%	6%

2005	1	$2,307	4%	8%	5%	20%	$52	$92	$133
						35	197	275	355
						50	354	469	585
						65	516	669	822
2005	2	2,049	10%	12%	6%	20%	$13	$31	$55
						35	105	176	249
						50	246	352	459
						65	394	535	676
2005	3	1,890	15%	13%	8%	20%	$3	$16	$40
						35	77	132	188
						50	186	274	379
						65	321	455	589
2005	4	2,406	25%	22%	11%	20%	$—	$—	$2
						35	11	24	43
						50	46	104	163
						65	135	226	337

2005 subtotal		$8,652	14%	14%	5%

2006	1	$1,058	5%	11%	5%	20%	$20	$37	$56
						35	86	122	158
						50	159	211	265
						65	234	303	373
2006	2	1,063	15%	15%	5%	20%	$13	$24	$38
						35	69	110	151
						50	154	215	277
						65	243	324	406
2006	3	1,062	29%	14%	5%	20%	$4	$7	$11
						35	22	37	56
						50	62	97	137
						65	120	176	232
2006	4	1,087	46%	11%	5%	20%	$—	$—	$—
						35	—	—	1
						50	5	35	88
						65	91	173	257

2006 subtotal		$4,270	24%	13%	5%

2007	1	$796	23%	6%	5%	20%	$11	$19	$27
						35	39	58	85
						50	92	132	172
						65	156	209	262
2007	2	541	28%	10%	8%	20%	$—	$—	$1
						35	10	21	32
						50	40	58	79
						65	77	107	138
2007	3	702	33%	12%	5%	20%	$—	$—	$1
						35	4	7	18
						50	24	43	69
						65	56	92	129
2007	4	620	40%	14%	3%	20%	$—	$—	$—
						35	—	1	7
						50	11	19	39
						65	36	65	96

2007 subtotal		$2,659	31%	10%	3%

Subtotal uninsured non-agency mortgage-related securities backed by Alt-A loans		$20,474	17%	14%	3%

Non-agency mortgage-related securities, backed by Alt-A loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$197
Non-investment grade monoline — other-than-temporary impairments taken		344

Subtotal non-agency mortgage-related securities, backed by Alt-A loans with monoline bond insurance(5)		$541

Total non-agency mortgage-related securities, backed by Alt-A loans		$21,015	17%

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balance and information provided primarily by Intex.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

103	Freddie Mac

Investments in Non-Agency Mortgage-Related Securities Backed by MTA Loans

The hypothetical scenarios for our non-agency mortgage-related securities backed by MTA loans use cumulative default rates and severities of 50% to 70%. Since different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes and these differences tend to be magnified for nontraditional products such as MTA loans, we have provided a range of possible outcomes. Current collateral delinquency rates presented in Table 30 averaged 30%.

104	Freddie Mac

Table 30 — Investments in Non-Agency Mortgage-Related Securities Backed by MTA Loans

		December 31, 2008
		Underlying Collateral Performance		Credit Enhancement Statistics
		Unpaid		Average	Minimum	Hypothetical Scenarios(4)
	Delinquency	Principal	Collateral	Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	50%	60%	70%
		(dollars in millions)

2005 & Prior	1	$964	23%	27%	18%	50%	$28	$79	$144
						60	87	166	252
						70	161	261	367
2005 & Prior	2	970	29%	26%	19%	50%	$27	$70	$119
						60	78	139	206
						70	138	216	298
2005 & Prior	3	1,011	31%	27%	19%	50%	$38	$80	$126
						60	81	148	224
						70	146	236	333
2005 & Prior	4	963	36%	30%	24%	50%	$11	$43	$87
						60	51	108	172
						70	108	183	263

2005 & Prior subtotal		$3,908	30%	27%	18%

2006	1	$2,106	28%	16%	8%	50%	$85	$183	$290
						60	205	336	471
						70	340	499	661
2006	2	2,298	31%	14%	10%	50%	$76	$184	$303
						60	212	357	505
						70	366	540	716
2006	3	2,414	34%	20%	10%	50%	$78	$169	$272
						60	197	327	458
						70	335	496	665
2006	4	2,310	39%	24%	13%	50%	$43	$122	$207
						60	142	249	368
						70	254	392	539

2006 subtotal		$9,128	33%	19%	8%

2007	1	$1,482	15%	24%	14%	50%	$11	$46	$112
						60	60	143	242
						70	149	267	387
2007	2	1,466	21%	18%	7%	50%	$57	$107	$169
						60	121	202	291
						70	209	315	425
2007	3	1,502	27%	12%	8%	50%	$47	$129	$208
						60	148	244	340
						70	250	363	477
2007	4	1,387	32%	34%	9%	50%	$17	$50	$90
						60	60	109	165
						70	113	195	292

2007 subtotal		$5,837	24%	22%	7%

Subtotal uninsured non-agency mortgage-related securities backed by MTA loans		$18,873	29%	22%	7%

Non-agency mortgage-related securities, backed by MTA loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$366
Non-investment grade monoline — other-than-temporary impairments taken		367

Subtotal non-agency mortgage-related securities, backed by MTA loans with monoline bond insurance(5)		$733

Total non-agency mortgage-related securities, backed by MTA loans		$19,606	30%

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balances and information provided primarily by Intex.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Monoline Bond Insurance

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investments portfolio as well as our non-mortgage-related investments portfolio. Monolines are companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets. See “CREDIT RISKS — Institutional Credit Risk — Mortgage Insurers“ and

105	Freddie Mac

“NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information regarding our credit risks to our counterparties and how we seek to manage them.

Table 31 shows our non-agency mortgage-related securities covered by monoline bond insurance at December 31, 2008.

Table 31 — Non-Agency Mortgage-Related Securities Covered by Monoline Bond Insurance at December 31, 2008

	Financial Guaranty		Syncora		AMBAC Assurance		Financial Security		MBIA Insurance
	Insurance Company		Guarantee Inc.		Corporation		Assurance Inc.		Corp.		Other(1)		Total
	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross
	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized
	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)
	(in millions)

First lien subprime	$1,290	$(340)	$220	$(2)	$837	$(280)	$510	$(66)	$26	$(2)	$—	$—	$2,883	$(690)
Second lien subprime	362	(113)	72	—	52	(35)	—	—	15	—	—	—	501	(148)
Alt-A and other(4)	1,096	(123)	450	(30)	1,573	(980)	522	(272)	632	—	—	—	4,273	(1,405)
MTA	—	—	367	(48)	179	(123)	187	(127)	—	—	—	—	733	(298)
Manufactured Housing	—	—	—	—	114	(63)	—	—	188	—	—	—	302	(63)
CMBS	—	—	—	—	2,219	(399)	—	—	1,167	(368)	30	(7)	3,416	(774)
Obligations of states and political subdivisions	38	(7)	—	—	467	(94)	397	(74)	354	(44)	17	(2)	1,273	(221)

Total	$2,786	$(583)	$1,109	$(80)	$5,441	$(1,974)	$1,616	$(539)	$2,382	$(414)	$47	$(9)	$13,381	$(3,599)

(1)	Other represents monoline insurance provided by Radian Group Inc. and CIFG Holdings Ltd.
(2)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(3)	Represents the amount of gross unrealized losses at December 31, 2008 on the securities with monoline insurance.
(4)	The majority of the Alt-A and other loans covered by monoline bond insurance are securities backed by home equity lines of credit.

Included in Table 31 is $4.3 billion of unpaid principal balance that was impaired due to our determination that it was both probable that a principal and interest shortfall would occur on the insured securities and that in such a case there is substantial uncertainty surrounding the primary monoline insurers’ ability to pay all future claims, as previously discussed. For the remaining securities covered by these insurers, we do not currently believe that it is probable that a contractual cash shortfall will occur on these securities. This assessment requires significant judgment and is subject to change as our assessments of future performance are updated.

See “CREDIT RISKS — Institutional Credit Risk — Mortgage Insurers” for a discussion of our expectations regarding the claims paying abilities of these insurers and “CREDIT RISKS — Institutional Credit Risk — Non-Freddie Mac Securities — Table 73 — Monoline Bond Insurance by Counterparty” for the ratings of these insurers as of March 2, 2009.

Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities

Table 32 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime loans held at December 31, 2008 based on their ratings as of December 31, 2008. Tables 32 through 35 use the lowest rating available for each security.

Table 32 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at December 31, 2008

	Unpaid		Gross	Monoline
Credit Rating as of	Principal	Amortized	Unrealized	Insurance
December 31, 2008	Balance	Cost	Losses	Coverage(1)
	(in millions)

AAA-rated	$21,267	$21,224	$(4,821)	$40
Other investment grade	22,502	22,418	(6,302)	1,493
Below investment grade	31,070	27,757	(8,022)	1,851

Total	$74,839	$71,399	$(19,145)	$3,384

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Table 33 shows the percentage of unpaid principal balance at December 31, 2008 based on the rating of available-for-sale non-agency mortgage-related securities backed by subprime loans as of December 31, 2008 and March 2, 2009.

Table 33 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime Loans at December 31, 2008 and March 2, 2009

	Credit Rating as of
Percentage of Unpaid Principal Balance at December 31, 2008	December 31, 2008	March 2, 2009

AAA-rated	28%	28%
Other investment grade	30	27
Below investment grade	42	45

Total	100%	100%

Table 34 shows the ratings of available-for-sale non-agency mortgage-related securities backed by Alt-A and other loans and MTA loans held at December 31, 2008 based on their ratings as of December 31, 2008.

106	Freddie Mac

Table 34 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans and MTA Loans at December 31, 2008

			Gross	Monoline
	Unpaid		Unrealized	Insurance
Credit Ratings as of December 31, 2008	Principal Balance	Amortized Cost	Losses	Coverage(1)
	(in millions)

Alt-A and other loans:
AAA-rated	$11,293	$10,512	$(3,567)	$185
Other investment grade	8,521	6,488	(2,405)	2,950
Below investment grade	5,253	3,032	(815)	1,138

Total	$25,067	$20,032	$(6,787)	$4,273

MTA loans:
AAA-rated	$8,818	$5,803	$(2,086)	$57
Other investment grade	5,375	3,290	(1,423)	377
Below investment grade	5,413	3,024	(1,230)	299

Total	$19,606	$12,117	$(4,739)	$733

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Table 35 shows the percentage of unpaid principal balance at December 31, 2008 based on the rating of available-for-sale non-agency mortgage-related securities backed by Alt-A and other loans and MTA loans as of December 31, 2008 and March 2, 2009.

Table 35 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Alt-A and Other Loans and MTA Loans at December 31, 2008 and March 2, 2009

	Credit Rating as of
Percentage of Unpaid Principal Balance at December 31, 2008	December 31, 2008	March 2, 2009

Alt-A and other loans:
AAA-rated	45%	28%
Other investment grade	34	25
Below investment grade	21	47

Total	100%	100%

MTA loans:
AAA-rated	45%	—%
Other investment grade	27	4
Below investment grade	28	96

Total	100%	100%

Cash and Other Investments Portfolio

Table 36 provides detail regarding our cash and other investments portfolio.

Table 36 — Cash and Other Investments Portfolio

	December 31,
	2008		2007		2006
		Average		Average		Average
	Fair	Maturity	Fair	Maturity	Fair	Maturity
	Value	(Months)	Value	(Months)	Value	(Months)
	(dollars in millions)

Cash and cash equivalents	$45,326	< 3	$8,574	< 3	$11,359	< 3
Investments:
Available-for-sale securities:
Non-mortgage-related securities:
Commercial paper(1)	—	N/A	18,513	< 3	11,191	< 3
Asset-backed securities(2)	8,794	N/A	16,588	N/A	32,122	N/A
Obligations of states and political subdivisions(2)	—	N/A	—	N/A	2,273	363

Total available-for-sale non-mortgage-related securities(3)	8,794		35,101		45,586

Federal funds sold and securities purchased under agreements to resell:
Federal funds sold and Eurodollars	—	N/A	162	< 3	19,778	< 3
Securities purchased under agreements to resell	10,150	< 3	6,400	< 3	3,250	< 3

Subtotal	10,150		6,562		23,028

Total cash and other investments portfolio	$64,270		$50,237		$79,973

(1)	Beginning in the second quarter 2008, all investments in commercial paper with maturities of less than 3 months were entered into for working capital purposes and were classified as cash and cash equivalents.
(2)	Consists primarily of securities that can be prepaid prior to their contractual maturity without penalty.
(3)	Credit ratings for most securities are designated by no fewer than two nationally recognized statistical rating organizations. At December 31, 2008, 99% of these securities were rated A or better. At December 31, 2007 and 2006, all of our available-for-sale non-mortgage-related securities were rated A or better.

107	Freddie Mac

We maintain a cash and other investments portfolio that is important to our financial management and our ability to provide liquidity and stability to the mortgage market. Of the $64.3 billion in this portfolio as of December 31, 2008, $45.3 billion represented investments in cash and cash equivalents. At December 31, 2008, the investments in this portfolio also included $8.8 billion of non-mortgage-related securities that we could sell to provide us with an additional source of liquidity to fund our business operations. We also use this portfolio to help manage recurring cash flows and meet our other cash management needs. In addition, we use the portfolio to hold capital on a temporary basis until we can deploy it into mortgage-related investments or credit guarantee opportunities. We may also sell the securities in this portfolio to meet mortgage-funding needs, provide diverse sources of liquidity or help manage the interest rate risk inherent in mortgage-related assets.

During 2008, we increased the balance of our cash and other investments portfolio by $14.0 billion, primarily due to a $36.8 billion increase in highly liquid shorter-term cash and cash equivalent assets, including deposits in financial institutions and commercial paper, partially offset by a $26.3 billion decrease in longer-term non-mortgage-related investments, including asset-backed securities. As a result of counterparty credit concerns during the latter half of 2008, these deposits in financial institutions included substantial cash balances in accounts that did not earn interest.

We recognized other-than-temporary impairment charges in our cash and other investments portfolio of $590 million during the fourth quarter of 2008, related to our non-mortgage-related investments with $9.8 billion of unpaid principal balance, as management could not assert the positive intent to hold these securities to recovery. Other-than-temporary impairments taken on our non-mortgage-related securities during 2008 were $1.1 billion. The decision to impair these securities is consistent with our consideration of securities from the cash and other investments portfolio as a contingent source of liquidity. As we do not expect any contractual cash shortfalls, these impairment charges will be recognized as net interest income in future periods. As a result of these other-than-temporary impairment charges, there are no remaining net unrealized losses in our non-mortgage-related investments portfolio at December 31, 2008.

During 2007, we reduced the balance of our cash and other investments portfolio in order to take advantage of investment opportunities in mortgage-related securities as OAS widened. In addition, effective in December 2007, we established securitization trusts for the underlying assets of our PCs and Structured Securities. Consequently, we hold remittances in a segregated account and do not commingle those funds with our general operating funds. The cash owned by the trusts is not reflected in our cash and cash equivalents balances on our consolidated balance sheets.

During 2006, we decided to maintain higher levels of liquid investments to ensure that we could appropriately service our outstanding debt and PCs and Structured Securities while operating under the Federal Reserve’s intraday overdraft policy, which was revised effective July 2006. The revised policy restricts the GSEs, among others, from maintaining intraday overdraft positions at the Federal Reserve.

Table 37 provides credit enhancement data and credit ratings of the non-mortgage-related securities in our cash and other investments portfolio at December 31, 2008.

Table 37 — Investments in Non-Mortgage-Related Securities

	December 31, 2008
				Credit Enhancement Statistics
			Collateral		Minimum			Current
	Amortized	Fair	Delinquency	Average Credit	Current	Original %	Current %	Investment
Collateral Type	Cost	Value	%(1)	Enhancement(2)	Subordination(3)	AAA-rated(4)	AAA-rated(5)	Grade(6)
	(dollars in millions)

Non-mortgage-related securities:
Asset-backed securities:
Credit cards	$3,668	$3,671	4%	15%	—%	100%	77%	100%
Auto credit	2,837	2,837	3	47	—	100	65	100
Equipment lease	841	841	2	14	4	100	92	100
Student loans	579	581	1	56	—	100	95	100
Dealer floor plans(7)	414	414	—	43	5	100	6	6
Stranded assets(8)	321	322	—	1	—	100	100	100
Insurance premiums	128	128	1	7	5	100	100	100

Total non-mortgage-related securities	$8,788	$8,794	3	28		100	73	95

(1)	Determined based on loans that are 60 days or more past due that underlie the securities and based on the unpaid principal balance and servicing data reported for December 31, 2008.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each category type.
(4)	Reflects the composition of the portfolio that was AAA-rated as of the date of our acquisition of the security, based on the lowest rating available.
(5)	Reflects the AAA-rated composition of the securities as of March 2, 2009, based on the lowest rating available.
(6)	Reflects the composition of these securities with credit ratings BBB− or above as of March 2, 2009, based on unpaid principal balance and the lowest rating available.
(7)	Includes securities backed by liens secured by automobile dealer inventories.
(8)	Includes securities backed by liens secured by fixed assets owned by regulated public utilities.

108	Freddie Mac

Issuers Greater than 10% of Stockholders’ Equity (Deficit)

We held Fannie Mae securities in our mortgage-related investments portfolio with a fair value of $72.2 billion at December 31, 2008. No other individual issuer at the individual trust level exceeded 10% of total stockholders’ equity (deficit) at December 31, 2008.

Derivative Assets and Liabilities, Net

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions. Table 38 summarizes the notional or contractual amounts and related fair value of our total derivative portfolio by product type.

Table 38 — Total Derivative Portfolio

	December 31,
	2008		2007
	Notional		Notional
	or Contractual		or Contractual
	Amount(1)	Fair Value(2)	Amount(1)	Fair Value(2)
	(in millions)

Interest-rate swaps:
Receive-fixed	$279,609	$22,266	$301,649	$3,648
Pay-fixed	404,359	(51,790)	409,682	(11,492)
Basis (floating to floating)	82,190	108	498	—

Total interest-rate swaps	766,158	(29,416)	711,829	(7,844)

Option-based:
Purchased call swaptions	177,922	21,089	259,272	7,134
Written call swaptions	—	—	1,900	(27)
Purchased put swaptions	41,550	539	18,725	631
Written put swaptions	6,000	(46)	2,650	(74)
Other option-based derivatives(3)	68,583	1,864	30,486	(23)

Total option-based	294,055	23,446	313,033	7,641

Futures	128,698	(871)	196,270	92
Foreign-currency swaps	12,924	2,982	20,118	4,568

Subtotal	1,201,835	(3,859)	1,241,250	4,457
Forward purchase and sale commitments	108,273	5	72,662	327
Credit derivatives	13,631	38	7,667	10
Swap guarantee derivatives	3,281	(11)	1,302	(4)

Total derivative portfolio	$1,327,020	$(3,827)	$1,322,881	$4,790

(1)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received and paid and generally do not represent actual amounts to be exchanged or directly reflect our exposure to institutional credit risk. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(2)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net. Refer to “CONSOLIDATED RESULTS OF OPERATIONS — Table 15 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of December 31, 2008 and 2007. The fair values for futures are directly derived from quoted market prices. Fair values of other derivatives are derived primarily from valuation models using market data inputs.
(3)	Primarily represents purchased interest rate caps and floors, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on PCs we issued.

The composition of our derivative portfolio changes from period to period as a result of derivative purchases, terminations or assignments prior to contractual maturity and expiration of the derivatives at their contractual maturity. In addition, we classify net derivative interest receivable or payable, trade/settle receivable or payable and cash collateral held or posted on our consolidated balance sheets to derivative assets, net and derivative liability, net. We record changes in fair values of our derivatives in current income or, where applicable, to the extent our cash-flow hedge accounting relationships are effective, we defer those changes in AOCI.

As interest rates fluctuate, we use derivatives to adjust the contractual funding of our debt in response to changes in the expected lives of our mortgage-related assets. Our mix of notional or contractual amounts changed year-over-year as we responded to the declining interest rate environment. In 2008, we responded to the declining availability of longer-term debt by maintaining our pay-fixed swap position even as rates decreased. We used a combination of a series of short-term debt issuances and a pay-fixed swap with the same maturity as the last debt issuance to obtain the substantive economic equivalent of a long-term fixed-rate debt instrument.

The fair value of the total derivative portfolio decreased in 2008 due to the continued net interest rate decreases across the yield curve, which negatively impacted our interest rate swap portfolio, since we are in a net pay-fixed swap position. This decrease in fair value has been partially offset by the increase in implied volatility during 2008 resulting in increases to the value of our purchased options.

109	Freddie Mac

As interest rates decreased, the fair value of our pay-fixed swap portfolio decreased by $40.3 billion in 2008. This was partially offset by increases in the fair value of our receive-fixed swap portfolio of approximately $18.6 billion and our purchased call swaption portfolio of $14.0 billion.

The fair value of the total derivative portfolio decreased in 2007 due to net interest rate decreases across the yield curve that negatively impacted the fair value of our interest-rate swap portfolio. These fair values losses were partially offset by fair value increases on our purchased call swaption derivative portfolio that resulted from a net increase in implied volatility and net interest rate decreases.

As interest rates decreased, the fair value of our pay-fixed swap portfolio decreased by $10.1 billion in 2007. This was partially offset by increases in the fair value of our receive-fixed swap portfolio of approximately $4.0 billion and our purchased call swaption portfolio of $3.1 billion. In 2007, we added to our portfolio of purchased call swaptions to manage convexity risk associated with the prepayment option in a decreasing interest rate environment. The notional amount of our pay-fixed swap portfolio increased because we enter into forward-starting pay-fixed swaps to mitigate the duration risk created when we enter into purchased call swaptions and to manage steepening yield curve effects on mortgage duration.

Table 39 summarizes the changes in derivative fair values.

Table 39 — Changes in Derivative Fair Values

	2008(1)	2007(1)
	(in millions)

Beginning balance, at January 1 — Net asset (liability)	$4,790	$7,720
Net change in:
Forward purchase and sale commitments	(322)	321
Credit derivatives	28	11
Swap guarantee derivatives	(7)	(1)
Other derivatives:(2)
Changes in fair value	(13,806)	(2,688)
Fair value of new contracts entered into during the period(3)	3,587	1,146
Contracts realized or otherwise settled during the period	1,903	(1,719)

Ending balance, at December 31 — Net asset (liability)	$(3,827)	$4,790

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “CONSOLIDATED RESULTS OF OPERATIONS — Table 15 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of December 31, 2008 and December 31, 2007. Fair value excludes derivative interest receivable, net of $2.3 billion, trade/settle receivable or (payable), net of $— billion and derivative cash collateral held, net of $9.5 billion at January 1, 2007.
(2)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps and interest-rate caps.
(3)	Consists primarily of cash premiums paid or received on options.

Table 40 provides information on our outstanding written and purchased swaption and option premiums at December 31, 2008 and 2007, based on the original premium receipts or payments. We use written options primarily to mitigate convexity risk and reduce our overall hedging costs. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Sources of Interest-Rate Risk and Other Market Risks — Duration Risk and Convexity Risk” for further discussion related to convexity risk.

Table 40 — Outstanding Written and Purchased Swaption and Option Premiums

	Original Premium	Original Weighted
	Amount (Paid)	Average Life to	Remaining Weighted
	Received	Expiration	Average Life
	(dollars in millions)

Purchased:(1)
At December 31, 2008	$(6,775)	7.6 years	6.2 years
At December 31, 2007	$(5,478)	7.8 years	6.0 years

Written:(2)
At December 31, 2008	$186	2.9 years	2.2 years
At December 31, 2007	$87	3.0 years	2.6 years

(1)	Purchased options exclude callable swaps.
(2)	Excludes written options on guarantees of stated final maturity of Structured Securities.

Table 41 shows the fair value for each derivative type and the maturity profile of our derivative positions. A positive fair value in Table 41 for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if we terminated the derivatives of that type. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if we terminated the derivatives of that type. See “CREDIT RISKS — Institutional Credit Risk — Table 75 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 41 also provides the weighted average fixed rate of our pay-fixed and receive-fixed swaps.

110	Freddie Mac

Table 41 — Derivative Fair Values and Maturities

	December 31, 2008
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount	Value(2)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$253,898	$19,574	$155	$3,787	$4,457	$11,175
Weighted-average fixed rate(3)			3.99%	3.42%	3.66%	4.67%
Forward-starting swaps(4)	25,711	2,692	—	—	411	2,281
Weighted-average fixed rate(3)			—	—	4.47%	5.09%

Total receive-fixed	279,609	22,266	155	3,787	4,868	13,456

Basis (floating to floating)	82,190	108	(101)	209	—	—
Pay-fixed:
Swaps	309,324	(35,516)	(261)	(4,721)	(3,793)	(26,741)
Weighted-average fixed rate(3)			4.38%	3.72%	4.54%	4.58%
Forward-starting swaps(4)	95,035	(16,274)	—	—	(66)	(16,208)
Weighted-average fixed rate(3)			—	—	5.24%	5.23%

Total pay-fixed	404,359	(51,790)	(261)	(4,721)	(3,859)	(42,949)

Total interest-rate swaps	766,158	(29,416)	(207)	(725)	1,009	(29,493)

Option-based:
Call swaptions
Purchased	177,922	21,089	2,959	6,798	3,440	7,892
Put swaptions
Purchased	41,550	539	17	182	143	197
Written	6,000	(46)	(3)	(16)	(27)	—
Other option-based derivatives(5)	68,583	1,864	(44)	—	(1)	1,909

Total option-based	294,055	23,446	2,929	6,964	3,555	9,998

Futures	128,698	(871)	(858)	(13)	—	—
Foreign-currency swaps	12,924	2,982	239	1,550	920	273
Forward purchase and sale commitments	108,273	5	5	—	—	—
Swap guarantee derivatives	3,281	(11)	—	—	—	(11)

Subtotal	1,313,389	(3,865)	$2,108	$7,776	$5,484	$(19,233)

Credit derivatives	13,631	38

Total	$1,327,020	$(3,827)

(1)	Fair value is categorized based on the period from December 31, 2008 until the contractual maturity of the derivative.
(2)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liability, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “CONSOLIDATED RESULTS OF OPERATIONS — Table 15 — Summary of the Effect of Derivatives on Selected Consolidated Financial Statement Captions” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of December 31, 2008.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to ten years.
(5)	Primarily represents purchased interest rate caps and floors, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on PCs we issued.

Guarantee Asset

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Gains (Losses) on Guarantee Asset” for further discussion of gains (losses) on our guarantee asset. Table 42 summarizes changes in the guarantee asset balance.

Table 42 — Changes in Guarantee Asset

	December 31,
	2008	2007
	(in millions)

Beginning balance	$9,591	$7,389
Additions	2,439	3,686
Other(1)	(92)	—
Components of fair value gains (losses):
Return of investment on guarantee asset	(1,750)	(1,739)
Change in fair value of management and guarantee fees	(5,341)	255

Gains (losses) on guarantee asset	(7,091)	(1,484)

Ending balance	$4,847	$9,591

(1)	Represents a reduction in our guarantee asset associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions.

The decrease in additions to our guarantee asset during 2008 compared to 2007 was primarily due to a decrease in the overall issuance volume of our guaranteed securities. Our issuance volume progressively decreased during the second half of

111	Freddie Mac

2008 as the housing market slowed and seller/servicers increasingly utilized FHA and Ginnie Mae programs for newly originated mortgages. Fair value losses on guarantee asset increased for 2008 compared to 2007, primarily due to significant declines in interest rates during 2008, particularly in the fourth quarter, as well as declines in market valuations for excess-servicing, interest-only mortgage securities, which we use to value our guarantee asset. As a result of certain government actions, funding costs for many financial institutions declined, which caused the average rates for conventional single-family mortgages to decline significantly during the fourth quarter of 2008.

Real Estate Owned, Net

We acquire residential properties in satisfaction of borrower defaults on mortgage loans that we own or for which we have issued our financial guarantees. The balance of our REO, net increased substantially to $3.3 billion at December 31, 2008 from $1.7 billion at December 31, 2007. Our single-family REO property inventory doubled during 2008, with the most significant amount of acquisitions in the states of California, Arizona, Florida, Michigan and Nevada. REO acquisitions in the West region and Florida generally have higher average property values due to home price appreciation prior to the more recent decreases in home prices. Our temporary suspension of foreclosure sales on occupied homes from November 26, 2008 through January 31, 2009 caused a decrease in the growth of REO acquisitions and inventory in December 2008. We reinstated the suspension of foreclosure sales on occupied homes from February 14, 2009 through March 6, 2009. The expiration of this suspension will likely result in continued growth of our REO inventory during 2009. See “CREDIT RISKS — Mortgage Credit Risk — Credit Loss Performance” for additional information.

Net Deferred Tax Assets

Deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax assets will be realized and whether a valuation allowance is necessary.

Subsequent to the date of our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income. We made the same determination in the fourth quarter of 2008 after a thorough evaluation of available evidence, including the events and developments related to our conservatorship, other recent events in the market, and related difficulty in forecasting future profit levels. As a result, in 2008, we recorded a $22.4 billion partial valuation allowance against our net deferred tax assets, including $8.3 billion recorded in the fourth quarter. As of December 31, 2008, we had a remaining deferred tax asset of $15.4 billion representing the tax effect of unrealized losses on our available-for-sale debt securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. For additional information, see “NOTE 14: INCOME TAXES — Net Deferred Tax Assets” to our consolidated financial statements and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Realizability of Net Deferred Tax Assets.” Our view of our ability to realize the net deferred tax assets may change in future periods, particularly if the mortgage and housing markets continue to decline.

Total Debt

Table 43 reconciles the par value of our debt, including short-term debt and long-term debt, to the amounts shown on our consolidated balance sheets. See “LIQUIDITY AND CAPITAL RESOURCES” for further discussion of our debt management activities.

Table 43 — Reconciliation of the Par Value to Total Debt, Net

	December 31,
	2008	2007
	(in millions)

Total debt:
Par value(1)	$870,276	$781,261
Unamortized balance of discounts and premiums(2)	(28,008)	(43,540)
Hedging-related and other basis adjustments(1)(3)	753	836

Total debt, net	$843,021	$738,557

(1)	Prior period amounts have been revised to conform to the current year presentation.
(2)	Primarily represents unamortized discounts on zero-coupon debt.
(3)	Primarily represents deferrals related to debt instruments that were in hedge accounting relationships. 2008 also includes changes in the fair value attributable to instrument-specific credit risk related to foreign-currency-denominated debt.

112	Freddie Mac

Table 44 summarizes our short-term debt.

Table 44 — Short-Term Debt

	2008
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$310,026	1.67%	$231,361	2.65%	$310,026
Medium-term notes	19,676	2.61	11,758	2.74	19,676
Federal funds purchased and securities sold under agreements to repurchase	—	—	519	2.86	3,500

Subtotal	329,702	1.73
Current portion of long-term debt	105,412	3.46

Short-term debt	$435,114	2.15

	2007
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$196,426	4.52%	$158,467	5.02%	$196,426
Medium-term notes	1,175	4.36	4,496	5.27	8,907
Federal funds purchased and securities sold under agreements to repurchase	—	—	112	5.42	804

Subtotal	197,601	4.52
Current portion of long-term debt	98,320	4.44

Short-term debt	$295,921	4.49

	2006
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$157,553	5.14%	$165,270	4.76%	$182,946
Medium-term notes	9,832	5.16	4,850	4.82	9,832
Federal funds purchased and securities sold under agreements to repurchase	—	—	81	5.48	2,200

Subtotal	167,385	5.14
Current portion of long-term debt	117,879	4.10

Short-term debt	$285,264	4.71

(1)	Represents par value, net of associated discounts, premiums and foreign-currency-related and hedge-related basis adjustments, of which $1.6 billion of current portion of long-term debt represents the fair value of foreign-currency denominated debt in accordance with SFAS 159 at December 31, 2008.
(2)	Represents the approximate weighted average effective rate for each instrument outstanding at the end of the period, which includes the amortization of discounts or premiums and issuance costs. For 2008, the current portion of long-term debt includes the amortization of hedging-related basis adjustments.
(3)	Represents par value, net of associated discounts, premiums and issuance costs. Issuance costs are reported in the other assets caption on our consolidated balance sheets.
(4)	Represents the approximate weighted average effective rate during the period, which includes the amortization of discounts or premiums and issuance costs.

Guarantee Obligation

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for information regarding the accounting and measurement of our guarantee obligation.

113	Freddie Mac

Table 45 — Changes in Guarantee Obligation

	December 31,
	2008	2007
	(in millions)

Beginning balance	$13,712	$9,482
Transfer-out to the loan loss reserve(1)	(18)	(7)
Deferred guarantee income of newly-issued guarantees	3,366	6,142
Other(2)	(136)	—
Amortization income:
Static effective yield	(2,660)	(1,706)
Cumulative catch-up	(2,166)	(199)

Income on guarantee obligation	(4,826)	(1,905)

Ending balance	$12,098	$13,712

(1)	Represents portions of the guarantee obligation that correspond to incurred credit losses reclassified to reserve for guarantee losses on PCs.
(2)	Represents a reduction in our guarantee obligation associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions.

The primary drivers affecting our guarantee obligation balances are our credit guarantee business volumes, fair values of performance obligations on new guarantees and cumulative catch-up adjustments. Deferred guarantee income of our newly issued guarantees decreased during 2008, compared to 2007, primarily as a result of our change in approach to determining fair value at initial issuance of our guarantees, coupled with the lower volume of guarantee issuances during 2008 as compared to 2007. We issued $358 billion and $471 billion of our financial guarantees during 2008 and 2007, respectively. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Income on Guarantee Obligation” for a discussion of amortization income related to our guarantee obligation.

Total Stockholders’ Equity (Deficit)

Total stockholders’ equity (deficit) at December 31, 2008 reflects the following actions as a result of the Purchase Agreement:

•	The liquidation preference of the senior preferred stock increased by $14.8 billion, reflecting the issuance of $1 billion of senior preferred stock on September 8, 2008 and our receipt of $13.8 billion on November 24, 2008 from Treasury.

•	We issued a warrant to Treasury with an estimated value of $2.3 billion for the purchase of our common stock representing 79.9% of our common stock outstanding on a fully diluted basis at the time of exercise at a price of $0.00001 per share.

•	We paid dividends of $172 million in cash on the senior preferred stock to Treasury on December 31, 2008 at the direction of our Conservator.

We issued the senior preferred stock and the warrant to Treasury in consideration for the commitment set forth in the Purchase Agreement, and for no other consideration. As a result, the issuance of the senior preferred stock and warrant to Treasury had no impact on total stockholders’ equity (deficit) as the offset was to additional paid-in capital. If we do not pay future dividends on the senior preferred stock in cash, the amount of the dividend will be added to the aggregate liquidation preference of the senior preferred stock.

•	Without the consent of Treasury, we are restricted from making payments to purchase or redeem our common or preferred stock as well as paying any dividends, including preferred dividends, other than dividends on the senior preferred stock. We did not declare common or preferred dividends during the second half of 2008 other than on the senior preferred stock.

Total stockholders’ equity (deficit) also reflects the following actions of the Director of FHFA, as Conservator:

•	The elimination of the par value of our common stock, which resulted in the reclassification of $152 million from common stock to additional paid-in-capital on our consolidated balance sheet as of December 31, 2008.

•	An increase in the number of common shares available for issuance to four billion shares as of December 31, 2008.

See “EXECUTIVE SUMMARY” for additional information regarding our Purchase Agreement with Treasury and actions taken by FHFA, as Conservator.

Total stockholders’ equity (deficit) decreased $57.5 billion during 2008. This decrease was primarily a result of a net loss of $50.1 billion during 2008, a $21.2 billion net decrease in AOCI, $0.8 billion of common and preferred stock dividends declared prior to conservatorship, and $0.2 billion of senior preferred stock dividends to Treasury. These factors were partially offset by an increase of $1.0 billion to our beginning retained earnings as a result of the adoption of SFAS 159 and the $14.8 billion increase in the liquidation preference of the senior preferred stock, of which the initial $1 billion of the liquidation preference had no impact on the total stockholders’ equity (deficit). The balance of AOCI at December 31, 2008 was a net loss of approximately $32.4 billion, net of taxes, compared to a net loss of $11.1 billion, net of taxes, at

114	Freddie Mac

December 31, 2007. The increase in the net loss in AOCI was primarily attributable to unrealized losses on our non-agency single-family mortgage-related securities backed by subprime, Alt-A and MTA mortgage loans, and CMBS with changes in net unrealized losses, net of taxes, recorded in AOCI of $22.2 billion for 2008. In addition, we reclassified a net gain of $0.9 billion, net of taxes, from AOCI to retained earnings (accumulated deficit) in adopting SFAS 159 that was partially offset by the reclassification from AOCI to earnings of deferred losses related to closed cash flow hedges. See “Mortgage-Related Investments Portfolio — Higher Risk Components of Our Mortgage-Related Investments Portfolio” regarding mortgage-related securities backed by subprime loans, Alt-A and other loans and MTA loans.

CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS

Our consolidated fair value balance sheets include the estimated fair values of financial instruments recorded on our consolidated balance sheets prepared in accordance with GAAP, as well as off-balance sheet financial instruments that represent our assets or liabilities that are not recorded on our GAAP consolidated balance sheets. See “NOTE 17: FAIR VALUE DISCLOSURES — Table 17.4 — Consolidated Fair Value Balance Sheets” to our consolidated financial statements for our fair value balance sheets.

These off-balance sheet items predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of FIN 45, (b) certain commitments to purchase mortgage loans and (c) certain credit enhancements on manufactured housing asset-backed securities. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and real estate owned, which are included in other assets) at their carrying value in accordance with GAAP. During 2008 and 2007, our fair value results were impacted by several improvements in our approach for estimating the fair value of certain financial instruments. See “OFF-BALANCE SHEET ARRANGEMENTS” and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” as well as “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 17: FAIR VALUE DISCLOSURES” to our consolidated financial statements for more information on fair values.

In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “RISK FACTORS,” “OPERATIONAL RISKS” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for information concerning the risks associated with these models.

Key Components of Changes in Fair Value of Net Assets

Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time. Changes in the fair value of net assets from period to period result from returns (measured on a fair value basis) on our investment and credit guarantee activities and capital transactions and are primarily attributable to changes in a number of key components:

Investment Activities

Core Spread Income

Core spread income on our mortgage-related investments portfolio is a fair value estimate of the net current period accrual of income from the spread between our mortgage-related investments and our debt, calculated on an option-adjusted basis. OAS is an estimate of the yield spread between a given financial instrument and a benchmark (LIBOR, agency or Treasury) yield curve, after consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options.

Changes in Mortgage-To-Debt OAS

The fair value of our net assets can be significantly affected from period to period by changes in the net OAS between the mortgage and agency debt sectors. The fair value impact of changes in OAS for a given period represents an estimate of the net unrealized increase or decrease in fair value of net assets arising from net fluctuations in OAS during that period. We do not attempt to hedge or actively manage the basis risk represented by the impact of changes in mortgage-to-debt OAS because we generally hold a substantial portion of our mortgage assets for the long term and we do not believe that periodic increases or decreases in the fair value of net assets arising from fluctuations in OAS will significantly affect the long-term value of our mortgage-related investments portfolio. Our estimate of the effect of changes in OAS excludes the impact of other market risk factors we actively manage, or economically hedge, to keep interest-rate risk exposure within prescribed limits.

Asset-Liability Management Return

Asset-liability management return represents the estimated net increase or decrease in the fair value of net assets resulting from net exposures related to the market risks we actively manage. We do not hedge all of the interest-rate risk that exists at the time a mortgage is purchased or that arises over its life. The market risks to which we are exposed as a result of

115	Freddie Mac

our mortgage-related investments portfolio activities that we actively manage include duration and convexity risks, yield curve risk and volatility risk. We seek to manage these risk exposures within prescribed limits as part of our overall portfolio management strategy. Taking these risk positions and managing them within prudent limits is an integral part of our investment activity. We expect that the net exposures related to market risks we actively manage will generate fair value returns, although those positions may result in a net increase or decrease in fair value for a given period. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for more information.

Credit Guarantee Activities

Core Management and Guarantee Fees, Net

Core management and guarantee fees, net represents a fair value estimate of the annual income of the credit guarantee portfolio, based on current portfolio characteristics and market conditions. This estimate considers both contractual management and guarantee fees collected over the life of the credit guarantee portfolio and credit-related delivery fees collected up-front when pools are formed, and associated costs and obligations, which include default costs.

Change in the Fair Value of the Credit Guarantee Portfolio

Change in the fair value of the credit guarantee portfolio represents the estimated impact on the fair value of the credit guarantee business resulting from additions to the portfolio (net difference between the fair values of the guarantee asset and guarantee obligation recorded when pools are formed) plus the effect of changes in interest rates, projections of the future credit outlook and other market factors (e.g., impact of the passage of time on cash flow discounting). Our estimated fair value of the credit guarantee portfolio will change as credit conditions change.

We generally do not hedge changes in the fair value of our existing credit guarantee portfolio, with two exceptions discussed below. While periodic changes in the fair value of the credit guarantee portfolio may have a significant impact on the fair value of net assets, we believe that changes in the fair value of our existing credit guarantee portfolio are not the best indication of long-term fair value expectations because such changes do not reflect our expectation that, over time, replacement business will largely replenish management and guarantee fee income lost because of prepayments. However, to the extent that projections of the future credit outlook reflected in the changes in fair value are realized, our fair value results may be affected.

We hedge interest-rate exposure related to net buy-ups (up-front payments we make that increase the management and guarantee fee that we will receive over the life of the pool) and float (expected gains or losses resulting from our mortgage security program remittance cycles). These value changes are excluded from our estimate of the changes in fair value of the credit guarantee portfolio, so that it reflects only the impact of changes in interest rates and other market factors on the unhedged portion of the projected cash flows from the credit guarantee business. The fair value changes associated with net buy-ups and float are considered in asset-liability management return (described above) because they relate to hedged positions.

Fee Income

Fee income includes resecuritization fees, fees generated by our automated underwriting service and delivery fees on some mortgage purchases.

Discussion of Fair Value Results

In 2008, the fair value of net assets, before capital transactions, declined by $120.9 billion compared to a $24.7 billion decrease in 2007. The decrease in the fair value of net assets due to the payment of common, preferred and senior preferred dividends, and the reissuance of treasury stock was more than offset by funds received from Treasury of $13.8 billion under the Purchase Agreement, resulting in a net increase in total fair value of net assets of $12.7 billion in 2008. The fair value of net assets as of December 31, 2008 was $(95.6) billion, compared to $12.6 billion as of December 31, 2007. Included in the reduction of the fair value of net assets is $40.2 billion related to our valuation allowance for our net deferred tax assets at fair value during 2008.

116	Freddie Mac

Table 46 summarizes the change in the fair value of net assets for 2008 and 2007.

Table 46 — Summary of Change in the Fair Value of Net Assets

	2008	2007
	(in billions)

Beginning balance	$12.6	$31.8
Changes in fair value of net assets, before capital transactions	(120.9)	(24.7)
Capital transactions:
Dividends, share repurchases and issuances, net(1)	12.7	5.5

Ending balance	$(95.6)	$12.6

(1)	2008 includes the funds received from Treasury of $13.8 billion under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

Estimated Impact of Changes in Mortgage-To-Debt OAS on Fair Value Results

For 2008 and 2007, we estimate that on a pre-tax basis the changes in the fair value of net assets, before capital transactions, included decreases of approximately $90.7 billion and $23.8 billion, respectively, due to a net widening of mortgage-to-debt OAS.

How We Estimate the Impact of Changes in Mortgage-To-Debt OAS on Fair Value Results

The impact of changes in OAS on fair value should be understood as an estimate rather than a precise measurement. To estimate the impact of OAS changes, we use models that involve the forecast of interest rates and prepayment behavior and other inputs. We also make assumptions about a variety of factors, including macroeconomic and security-specific data, interest-rate paths, cash flows and prepayment rates. We use these models and assumptions in running our business, and we rely on many of the models in producing our financial statements and measuring, managing and reporting interest-rate and other market risks. The use of different estimation methods or the application of different assumptions could result in a materially different estimate of OAS impact.

An integral part of this framework includes the attribution of fair value changes to assess the performance of our investment activities. On a daily basis, all interest rate sensitive assets, liabilities and derivatives are modeled using our proprietary prepayment and interest rate models. Management uses interest-rate risk statistics generated from this process, along with daily market movements, coupon accruals and price changes, to estimate and attribute returns into various risk factors commonly used in the fixed income industry to quantify and understand sources of fair value return. One important risk factor is the change in fair value due to changes in mortgage-to-debt OAS.

Understanding Our Estimate of the Impact of Changes in Mortgage-To-Debt OAS on Fair Value Results

A number of important qualifications apply to our disclosed estimates. The estimated impact of the change in OAS on the fair value of our net assets in any given period does not depend on other components of the change in fair value. Although the fair values of our financial instruments will generally move toward their par values as the instruments approach maturity, investors should not expect that the effect of past changes in OAS will necessarily reverse through future changes in OAS. To the extent that actual prepayment or interest rate distributions differ from the forecasts contemplated in our models, changes in values reflected in mortgage-to-debt OAS may not be recovered in fair value returns at a later date.

When the OAS on a given asset widens, the fair value of that asset will typically decline, all other things being equal. However, we believe such OAS widening has the effect of increasing the likelihood that, in future periods, we will recognize income at a higher spread on this existing asset. The reverse is true when the OAS on a given asset tightens — current period fair values for that asset typically increase due to the tightening in OAS, while future income recognized on the asset is more likely to be earned at a reduced spread. Although a widening of OAS is generally accompanied by lower current period fair values, it can also provide us with greater opportunity to purchase new assets for our mortgage-related investments portfolio at the wider mortgage-to-debt OAS.

For these reasons, our estimate of the impact of the change in OAS provides information regarding one component of the change in fair value for the particular period being evaluated. In addition, results for a single period should not be used to extrapolate long-term fair value returns. We believe the potential fair value return of our business over the long term depends primarily on our ability to add new assets at attractive mortgage-to-debt OAS and to effectively manage over time the risks associated with these assets, as well as the risks of our existing portfolio.

Estimated Impact of Credit Guarantee Activities on Fair Value Results

Our credit guarantee activities, including multifamily and single-family mortgage loan credit exposure, decreased pre-tax fair value by an estimated $40.1 billion in 2008. This estimate includes an increase in the single-family guarantee obligation of approximately $36.7 billion, primarily due to a declining credit environment. This increase in the single-family guarantee

117	Freddie Mac

obligation includes a reduction of $7.1 billion in the fair value of our guarantee obligation recorded on January 1, 2008, as a result of our adoption of SFAS 157.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments upon the maturity, redemption or repurchase of our debt securities; make payments of principal and interest on our debt securities and on our PCs and Structured Securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of our agreement with FHFA to maintain and periodically test a liquidity management and contingency plan. Pursuant to this agreement, FHFA periodically assesses the size of our liquidity portfolio.

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

As described below under “Actions of Treasury, the Federal Reserve and FHFA,” Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The support of Treasury and the Federal Reserve to date has enabled us to access debt funding on terms sufficient for our needs.

As discussed above, our dividend obligations on the senior preferred stock are substantial, and make it more likely that we will face increasingly negative cash flows from operations. For more information, see “RISK FACTORS — Conservatorship and Related Developments — Factors including credit losses from our mortgage guarantee activities have had an increasingly negative impact on our cash flows from operations during 2007 and 2008. As we anticipate these trends to continue for the foreseeable future, it is likely that the company will increasingly rely upon access to the public debt markets as a source of funding for ongoing operations. Access to such public debt markets may not be available.”

We measure our cash position on a daily basis, netting uses of cash with sources of cash. We manage the net cash position with the goal of providing debt funds to cover expected net cash outflows without adversely affecting overall funding costs. Our approach to liquidity management has three components:

•	we are required to maintain a net cash surplus for at least 21 days based on projected outflows and inflows;

•	we maintain alternative sources of liquidity to allow normal operations without relying upon the issuance of unsecured debt. The alternative sources of liquidity include potential sales from our cash and other investments portfolio and our ability to borrow against our largely unencumbered agency mortgage-related investments portfolio through repurchase transactions with Treasury under the Lending Agreement, as current market conditions make it difficult to find other suitable counterparties for such transactions; and

•	our liquidity management policy requires us to maintain a portfolio of liquid, marketable, non-mortgage-related securities with maturities greater than 21 days or designated money market instruments of at least $20 billion. These securities provide liquidity either through potential sales or our receipt of payments from the securities, including at maturity.

We monitor compliance with these requirements on a daily basis. We periodically conduct tests of our ability to implement our liquidity plans in response to hypothetical liquidity events. As discussed below under “Mortgage-Related Investments Portfolio,” current market conditions limit the availability of the assets in our mortgage-related investments portfolio as a significant source of funding. Consequently, our long-term liquidity contingency strategy currently is dependent on use of the Lending Agreement, which expires on December 31, 2009.

We may require cash in order to fulfill our mortgage purchase commitments. Historically, we fulfilled our purchase commitments related to our mortgage purchase flow business primarily by swap transactions, whereby our customers exchange mortgage loans for PCs, rather than through cash outlays. However, it is at the discretion of the seller, subject to limitations imposed by the contract governing the commitment, whether the purchase commitment is fulfilled by a swap transaction or through the exchange of cash. Since mortgage interest rates declined late in the fourth quarter of 2008, there has been an increase in refinance mortgage originations. A higher than historically experienced volume of these refinance originations have been delivered to us for cash purchase rather than for swap transactions. We provide liquidity to our seller/servicers through our cash purchase program. Loans purchased through the cash purchase program are typically sold to investors through a cash auction of PCs, and, in the interim, are carried as mortgage loans on our consolidated balance sheets. However, because of continuing market disruptions in the second half of 2008, demand for our cash auctions of PCs

118	Freddie Mac

has continued to be negatively impacted, and, when coupled with our increased cash purchase activity, resulted in us retaining higher balances of single-family mortgage loans at December 31, 2008 than at December 31, 2007. See “OFF-BALANCE SHEET ARRANGEMENTS — Other” for additional information regarding our purchase commitments at December 31, 2008.

For use of the Fedwire system, the Federal Reserve requires that we fully fund our account in the system to the extent necessary to cover payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. We have open lines of credit with third parties, certain of which require that we post collateral that, in certain limited circumstances, the secured party has the right to repledge to other third parties, including the Federal Reserve Bank. As of December 31, 2008, we pledged approximately $20.7 billion of securities to these secured parties. These lines of credit, which provide intraday liquidity to fund our activities through the Fedwire system, are uncommitted intraday loan facilities. As a result, while we expect to continue to use these facilities, we may not be able to draw on them if and when needed. See “NOTE 5: INVESTMENTS IN SECURITIES — Collateral Pledged” to our consolidated financial statements for further information.

Depending on market conditions and the mix of derivatives we employ in connection with our ongoing risk management activities, our derivative portfolio can be either a net source or a net use of cash. For example, depending on the prevailing interest-rate environment, interest-rate swap agreements could cause us either to make interest payments to counterparties or to receive interest payments from counterparties. Purchased options require us to pay a premium while written options allow us to receive a premium.

We are required to pledge collateral to third parties in connection with secured financing and daily trade activities. In accordance with contracts with certain derivative counterparties, we post collateral to those counterparties for derivatives in a net loss position, after netting by counterparty, above agreed-upon posting thresholds. See “NOTE 5: INVESTMENTS IN SECURITIES — Collateral Pledged” to our consolidated financial statements for information about assets we pledge as collateral.

We are involved in various legal proceedings, including those discussed in “LEGAL PROCEEDINGS,” which may result in a use of cash.

Actions of Treasury, the Federal Reserve and FHFA

Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements, including the following:

•	we have entered into the Purchase Agreement with Treasury, in connection with which Treasury has provided us with its announced commitment to provide up to $200 billion in funding under specified conditions;

•	we may request funds from Treasury until December 31, 2009 under our Lending Agreement with Treasury;

•	Treasury has implemented a program to purchase mortgage-related securities issued by Freddie Mac and Fannie Mae, under which Treasury held $94.2 billion of GSE mortgage-related securities as of January 31, 2009;

•	the Federal Reserve has implemented a program to purchase up to $100 billion in direct obligations of Freddie Mac, Fannie Mae and the FHLBs and up to $500 billion of mortgage-related securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. The Federal Reserve will purchase these direct obligations and mortgage-related securities from primary dealers. Under this program, the Federal Reserve held $17.3 billion of our direct obligations and purchased $74.2 billion of our mortgage-related securities as of February 25, 2009;

•	FHFA, as Conservator, has eliminated the dividends on our common stock and preferred stock (other than the senior preferred stock); and

•	FHFA has suspended our capital requirements and the requirement to provide funds to the HUD and Treasury housing funds established by the Reform Act.

The Purchase Agreement provides that, if FHFA determines that our liabilities exceed our assets under GAAP, Treasury will contribute funds in an amount equal to the difference between such liabilities and assets; a higher amount may be drawn if Treasury and Freddie Mac mutually agree that the draw should be increased beyond the level by which liabilities exceed assets under GAAP. On November 24, 2008, we received $13.8 billion from Treasury under the Purchase Agreement, and we expect to receive an additional $30.8 billion in March 2009. As a result of our draws under the Purchase Agreement, the aggregate liquidation preference of the senior preferred stock will increase from $1.0 billion as of September 8, 2008 to $45.6 billion. Our annual dividend obligation, based on that liquidation preference, will be $4.6 billion, which is in excess of our annual net income in eight of the ten prior fiscal years. These dividend obligations make it more likely that we will face increasingly negative cash flows from operations.

To date, our need for funding under the Purchase Agreement has not been caused by cash flow shortfalls but rather primarily reflects large credit-related expenses and non-cash fair value adjustments as well as a partial valuation allowance

119	Freddie Mac

against our net deferred tax assets that resulted in reductions to our GAAP stockholders’ equity (deficit). However, we expect this to change, particularly in light of the size of our dividend obligation in future periods.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations will increase further if we make additional draws under the Purchase Agreement or any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash. The amounts payable for dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth and, to the extent they are paid in cash, will increase the need for additional funding under the Purchase Agreement.

The Purchase Agreement includes significant restrictions on our ability to manage our business, including limiting the amount of indebtedness we can incur and capping the size of our mortgage-related investments portfolio as of December 31, 2009. In addition, beginning in 2010, we must decrease the size of our mortgage-related investments portfolio at the rate of 10% per year until it reaches $250 billion. Depending on the pace of future mortgage liquidations, we may need to reduce or eliminate our purchases of mortgage assets or sell mortgage assets to achieve this reduction. We currently do not have plans to sell our mortgage assets at a loss. In addition, while the senior preferred stock is outstanding, we are prohibited from paying dividends (other than on the senior preferred stock) or issuing equity securities without Treasury’s consent. The terms of the Purchase Agreement and warrant make it unlikely that we will be able to obtain equity from private sources. For additional information concerning the potential impact of the Purchase Agreement, including taking additional large draws, see “RISK FACTORS — Conservatorship and Related Developments.”

We have not received funding to date under the Lending Agreement. Given that the interest rate we are likely to be charged under the Lending Agreement will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility in significant amounts could have a material adverse impact on our financial results. The Lending Agreement will terminate on December 31, 2009, but will remain in effect as to any loan outstanding on that date. After December 31, 2009, Treasury still may purchase up to $2.25 billion of our obligations under its permanent authority, as set forth in our charter.

In an effort to conserve capital, on September 7, 2008, FHFA, as Conservator, announced the elimination of dividends on our common stock and preferred stock, excluding the senior preferred stock issued to Treasury under the Purchase Agreement.

On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries, Home Ownership Funding Corporation and Home Ownership Funding Corporation II. Since we are the majority owner of both the common and preferred shares of these two REITs, this action has eliminated our access through such dividend payments to the cash flows of the REITs.

On October 9, 2008, FHFA announced that it was suspending capital classification of Freddie Mac during conservatorship in light of the Purchase Agreement. FHFA has directed us to focus our risk and capital management activities on, among other things, maintaining a positive balance of GAAP stockholders’ equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury. However, FHFA has also directed us to pursue other objectives, such as providing relief to struggling homeowners, which can conflict with maintaining positive stockholders’ equity. In addition, notwithstanding our failure to maintain required capital levels, FHFA has directed us to continue to make interest and principal payments on our subordinated debt. For more information, see “Capital Adequacy” and “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Other Regulatory Actions.”

The Reform Act requires us to set aside in each fiscal year, an amount equal to 4.2 basis points for each dollar of the unpaid principal balance of total new business purchases, and allocate or transfer such amount (i) to HUD to fund a Housing Trust Fund established and managed by HUD and (ii) to a Capital Magnet Fund established and managed by Treasury. FHFA has the authority to suspend our allocation upon finding that the payment would contribute to our financial instability, cause us to be classified as undercapitalized or prevent us from successfully completing a capital restoration plan. FHFA advised us that it has suspended the requirement to set aside or allocate funds for the Housing Trust Fund and the Capital Magnet Fund until further notice.

For more information on these events, see “BUSINESS — Conservatorship and Related Developments” and “— Regulation and Supervision.”

Debt Securities

We fund our business activities primarily through the issuance of short- and long-term debt. Competition for funding can vary with economic, financial market and regulatory environments. Historically, we mainly competed for funds in the debt issuance markets with Fannie Mae and the FHLBs. However, we face increasing competition for funding from other debt issuers, as many of our bank competitors are currently able to issue debt that is guaranteed by the U.S. government.

120	Freddie Mac

This development may increase our funding costs. We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

To fund our business activities, we depend on the continuing willingness of investors to purchase our debt securities. Any change in applicable legislative or regulatory exemptions, including those described in “BUSINESS — Regulation and Supervision,” could adversely affect our access to some debt investors, thereby potentially increasing our debt funding costs.

During 2008, worldwide financial markets experienced substantial levels of volatility. This was particularly true over the latter half of 2008 as market participants struggled to digest the new government initiatives, including our conservatorship. In this environment where demand for debt instruments weakened considerably, and the debt funding markets are sometimes frozen, our ability to access both the term and callable debt markets has been limited, and we have relied increasingly on the issuance of shorter-term debt. While we use interest rate derivatives to economically hedge a significant portion of our interest rate exposure, we are exposed to risks relating to both our ability to issue new debt when our outstanding debt matures and to the variability in interest costs on our new issuances of debt. In the second half of 2008, we experienced less demand for our debt securities, as reflected in wider spreads on our term and callable debt. This reflected overall deterioration in our access to unsecured medium and long term debt markets. However, the Federal Reserve has been an active purchaser in the secondary market of our long-term debt under its purchase program, and spreads on our debt and our access to the debt markets have improved in early 2009 as a result of this activity.

There are many factors contributing to the reduced demand for our debt securities in the capital markets, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our debt securities. In addition, the various U.S. government programs are still being digested by market participants creating uncertainty as to whether competing obligations of other companies are more attractive investments than our debt securities.

As noted above, due to our limited ability to issue long-term debt, we have relied increasingly on short-term debt to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we have been required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand, increasing interest rates and adverse credit market conditions. It is unclear if or when these market conditions will reverse allowing us increased access to the longer-term debt markets that is not based on support from Treasury and the Federal Reserve. See “RISK FACTORS” for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

The Purchase Agreement provides that, without the prior consent of Treasury, we may not increase our indebtedness (as defined in the Purchase Agreement) above a specified limit or become liable for any subordinated indebtedness. For the purposes of the Purchase Agreement, the balance of our indebtedness at December 31, 2008 did not exceed the specified limit.

Table 47 summarizes the par value of the debt securities we issued, based on settlement dates, during 2008 and 2007.

Table 47 — Debt Security Issuances by Product, at Par Value(1)

	Year Ended December 31,
	2008	2007
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$812,539	$597,587
Medium-term notes — callable	13,237	4,100
Medium-term notes — non-callable(2)	12,093	202

Total short-term debt	837,869	601,889
Long-term debt:
Medium-term notes — callable(3)	153,318	112,452
Medium-term notes — non-callable	41,995	25,096
U.S. dollar Reference Notes® securities — non-callable	49,000	51,000

Total long-term debt	244,313	188,548

Total debt issued	$1,082,182	$790,437

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit.
(2)	Includes $3.8 billion and $— of medium-term notes — non-callable issued for the years ended December 31, 2008 and 2007, respectively, which were accounted for as debt exchanges.
(3)	Includes $14.3 billion and $200 million of medium-term notes — callable issued for the years ended December 31, 2008 and 2007, respectively, which were accounted for as debt exchanges.

Short-Term Debt

We fund our operating cash needs, in part, by issuing Reference Bills® securities and other discount notes, which are short-term instruments with maturities of one year or less that are sold on a discounted basis, paying only principal at maturity. Our Reference Bills® securities program consists of large issues of short-term debt that we auction to dealers on a regular schedule. We issue discount notes with maturities ranging from one day to one year in response to investor demand

121	Freddie Mac

and our cash needs. Short-term debt also includes certain medium-term notes that have original maturities of one year or less.

Long-Term Debt

We issue debt with maturities greater than one year primarily through our medium-term notes program and our Reference Notes® securities program.

Medium-term Notes

We issue a variety of fixed- and variable-rate medium-term notes, including callable and non-callable fixed-rate securities, zero-coupon securities and variable-rate securities, with various maturities ranging up to 30 years. Medium-term notes with original maturities of one year or less are classified as short-term debt. Medium-term notes typically contain call provisions, effective as early as three months or as long as ten years after the securities are issued.

Reference Notes® Securities

Reference Notes® securities are regularly issued, U.S. dollar denominated, non-callable fixed-rate securities, which we currently issue with original maturities ranging from two through ten years. We have also issued €Reference Notes® securities denominated in Euros, which remain outstanding, but did not issue any such securities in 2008 or 2007. We hedge our exposure to changes in foreign-currency exchange rates by entering into swap transactions that convert foreign-currency denominated obligations to U.S. dollar-denominated obligations. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Sources of Interest-Rate Risk and Other Market Risks” for more information.

The investor base for our debt is predominantly institutional. However, we also conduct regular offerings of FreddieNotes® securities, a medium-term notes program designed to meet the investment needs of retail investors.

Subordinated Debt

During 2008, we did not issue or call any Freddie SUBS® securities. During 2007, we called $1.9 billion of higher-cost Freddie SUBS® securities, while not issuing any new Freddie SUBS® securities. At both December 31, 2008 and 2007, the balance of our subordinated debt outstanding was $4.5 billion. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with FHFA. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of changes affecting our subordinated debt as a result of our placement in conservatorship and the Purchase Agreement, and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

Debt Retirement Activities

We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets. When our debt securities become seasoned or one-time call options on our debt securities expire, they may become less liquid, which could cause their price to decline. By repurchasing debt securities, we help preserve the liquidity of our debt securities and improve their price performance, which helps to reduce our funding costs over the long-term. Our repurchase activities also help us manage the funding mismatch, or duration gap, created by changes in interest rates. For example, when interest rates decline, the expected lives of the mortgage-related securities held in our mortgage-related investments portfolio decrease, reducing the need for long-term debt. We use a number of different means to shorten the effective weighted average lives of our outstanding debt securities and thereby manage the duration gap, including retiring long-term debt through repurchases or calls; changing our debt funding mix between short- and long-term debt; or using derivative instruments, such as entering into receive-fixed swaps or terminating or assigning pay-fixed swaps. From time to time, we may also enter into transactions in which we exchange newly issued debt securities for similar outstanding debt securities held by investors. These transactions are accounted for as debt exchanges.

Table 48 provides the par value, based on settlement dates, of debt securities we repurchased, called and exchanged during 2008 and 2007.

Table 48 — Debt Security Repurchases, Calls and Exchanges

	Year Ended
	December 31,
	2008	2007
	(in millions)

Repurchases of outstanding €Reference Notes® securities(1)	$277	$5,665
Repurchases of outstanding medium-term notes	7,724	10,986
Calls of callable medium-term notes	180,015	95,317
Calls of callable Freddie SUBS® securities	—	1,930
Exchanges of medium-term notes	9,921	145

(1)	2007 has been revised to conform to the presentation for 2008.

122	Freddie Mac

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent upon our credit ratings. Table 49 indicates our credit ratings at March 2, 2009. After FHFA placed us into conservatorship and announced the elimination of our preferred stock dividends in September 2008, our preferred stock ratings were changed by three nationally recognized statistical rating organizations.

Table 49 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	S&P	Moody’s	Fitch

Senior long-term debt(1)	AAA	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA–
Preferred stock(4)	C	Ca	C/RR6

(1)	Includes medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Includes Reference Bills® securities and discount notes.
(3)	Includes Freddie SUBS® securities only.
(4)	Does not include senior preferred stock issued to Treasury.

At December 31, 2008, we no longer had a “risk-to-the-government” rating from S&P. On September 7, 2008, S&P lowered our “risk-to-the-government” rating to “R” (regulatory supervision) from “A–” and withdrew the rating because of conservatorship. Moody’s also provides a “Bank Financial Strength” rating that represents Moody’s opinion of our intrinsic safety and soundness and, as such, excludes certain external credit risks and credit support elements. On September 7, 2008, Moody’s lowered our “Bank Financial Strength” rating to “E+” from “D+” following our placement into conservatorship. Our “Bank Financial Strength” rating remained at “E+” as of March 2, 2009. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for additional information. A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Equity Securities

See “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” and “NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)” to our consolidated financial statements for information about issuances of our equity securities.

Cash and Other Investments Portfolio

We maintain a cash and other investments portfolio that is important to our financial management and our ability to provide liquidity and stability to the mortgage market. At December 31, 2008, the investments in this portfolio consisted of liquid non-mortgage-related securities that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on our cash and other investments portfolio, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Other Investments Portfolio.” The non-mortgage-related investments in this portfolio may expose us to institutional credit risk and the risk that the investments could decline in value due to market-driven events such as credit downgrades or changes in interest rates and other market conditions. See “CREDIT RISKS — Institutional Credit Risk” for more information.

Mortgage-Related Investments Portfolio

Historically, our mortgage-related investments portfolio assets have been a significant capital resource and a potential source of funding, if needed. A large majority of this portfolio is unencumbered. However, deteriorating market conditions have made it unlikely that we could obtain substantial amounts of funding by using these securities as collateral in repurchase transactions or other forms of secured borrowing, other than pursuant to the Lending Agreement. During 2008, the market for non-agency securities backed by subprime, Alt-A and other loans and MTA mortgages continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. During 2008, the percentages of our non-agency securities backed by subprime mortgages that were AAA-rated and the total rated as investment grade, based on the lowest rating available, decreased from 96% to 28% and from 100% to 58%, respectively. In addition, during 2008, the percentages of our non-agency securities backed by Alt-A and other mortgages that were AAA-rated and the total rated as investment grade, based on the lowest rating available, decreased from 100% to 45% and from 100% to 79%, respectively. Also, during 2008, the percentages of our non-agency securities backed by MTA loans that were AAA-rated and the total rated as investment grade, based on the lowest rating available, decreased from 100% to 45% and from 100% to 72%, respectively. We expect these trends to continue in the near future. These market conditions, and the declining credit quality of the assets, limit their availability as a significant source of funds, as their value has declined, and it may be more difficult to sell them. However, we do continue to receive monthly remittances, although declining, from the underlying collateral. In addition, we have the ability and intent to hold these securities until recovery and, other than certain

123	Freddie Mac

mortgage-related securities primarily backed by subprime loans, Alt-A and other loans, and MTA loans where we have already realized other-than-temporary impairments, we do not currently expect the cash flows from these securities to negatively impact our liquidity. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for more information.

On September 19, 2008, the Director of FHFA announced that FHFA had directed us to provide additional funding to the mortgage markets through the purchase of mortgage-related securities. This directive, however, does not supersede the restrictions on the size of our mortgage-related investments portfolio under the Purchase Agreement. Under the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio as of December 31, 2009 may not exceed $900 billion, and must decline by 10% per year thereafter until it reaches $250 billion.

Cash Flows

Our cash and cash equivalents increased $36.8 billion to $45.3 billion during 2008. Beginning in the second quarter of 2008, all investments in commercial paper with maturities of less than three months were entered into for working capital purposes. Consequently, commercial paper with maturities of less than three months was classified as cash and cash equivalents rather than investments. Cash flows used for operating activities during 2008 were $10.5 billion, which primarily reflected a reduction in cash as a result of increases in purchases of held-for-sale mortgage loans. Cash flows used for investing activities during 2008 were $71.1 billion, primarily resulting from purchases of trading securities and available-for-sale securities, partially offset by proceeds from maturities of available-for-sale securities and sales of trading securities. Cash flows provided by financing activities in 2008 were $118.3 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments.

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

Our cash and cash equivalents decreased $2.8 billion to $8.6 billion during 2007. Cash flows used for operating activities in 2007 were $7.5 billion, which reflected a reduction in cash primarily from a decrease in liabilities to PC investors as a result of a change in our PC issuance process to use of securitization trusts. Net cash used was primarily provided by net interest income, management and guarantee fees and changes in other operating assets and liabilities. Cash flows provided by investing activities in 2007 were $9.7 billion, primarily due to a net increase in cash flows as we reduced our balance of federal funds sold and eurodollars. This was partially offset by an increase in cash used to purchase mortgage loans under financial guarantees as a result of increasing delinquencies. Cash flows used for financing activities in 2007 were $5.0 billion and resulted from a decrease in debt securities, net, preferred and common stock repurchases and dividends paid. Cash used was partially offset by proceeds from the issuance of preferred stock.

Our cash and cash equivalents increased $0.9 billion to $11.4 billion during 2006. Cash flows provided by operating activities in 2006 were $9.0 billion, which primarily reflected cash flows provided by net interest income, management and guarantee fees and changes in other operating assets and liabilities, partially offset by non-interest expenses. Cash flows used for investing activities in 2006 were $5.2 billion, primarily resulting from purchases of held-for-investment mortgages and available-for-sale securities, as well as a net decrease in cash flows from federal funds sold and securities purchased under agreements to resell, partially offset by proceeds from sales and maturities of available-for-sale securities and repayments of held-for-investment mortgages. Cash flows used for financing activities in 2006 were $3.0 billion and were primarily due to repayments of debt securities, repurchases of common stock, payment of cash dividends on preferred stock and common stock, and payments of housing tax credit partnerships notes payable, partially offset by proceeds from issuance of debt securities.

Capital Adequacy

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. Concurrent with this announcement, FHFA classified us as undercapitalized as of June 30, 2008 based on discretionary authority provided by statute. FHFA noted that although our capital calculations as of June 30, 2008 reflected that we met the statutory and FHFA-directed requirements for capital, the continued market downturn in July and August of 2008 raised significant questions about the sufficiency of our capital. Factors cited by FHFA leading to the downgrade in our capital classification and the need for conservatorship included (a) our accelerated safety and soundness weaknesses, especially with regard to our credit risk, earnings outlook and capitalization, (b) continued and substantial deterioration in equity, debt and mortgage-related securities market conditions, (c) our current and projected financial performance, (d) our inability to raise capital or issue debt according to normal

124	Freddie Mac

practices and prices, (e) our critical importance in supporting the U.S. residential mortgage markets and (f) concerns over the growing proportion of intangible assets as part of our core capital.

FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital. FHFA continues to publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not publish our critical capital, risk-based capital or subordinated debt levels during conservatorship. Additionally, FHFA announced on October 9, 2008 that it will engage in rule-making to revise our minimum capital and risk-based capital requirements. See “NOTE 10: REGULATORY CAPITAL” to our consolidated financial statements for our minimum capital requirement, core capital and GAAP net worth results as of December 31, 2008.

FHFA has directed us to focus our risk and capital management, among other things, on maintaining a positive balance of GAAP stockholders’ equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets. The maximum aggregate amount that may be funded under the Purchase Agreement initially was $100 billion, which Treasury has committed to increase to $200 billion.

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” for additional information on mandatory receivership. At December 31, 2008 our liabilities exceeded our assets under GAAP by $30.6 billion while our stockholders’ equity (deficit) totaled $(30.7) billion. As such, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. On November 24, 2008, we received $13.8 billion from Treasury under the Purchase Agreement, and we expect to receive an additional $30.8 billion in March 2009. As a result of these draws, the aggregate liquidation preference on the senior preferred stock will increase from $1.0 billion as of September 8, 2008 to $45.6 billion and the remaining funding available under Treasury’s announced commitment will decrease to approximately $155.4 billion. We expect to make additional draws on Treasury’s funding commitment in the future. The size of such draws will be determined by a variety of factors, including whether market conditions continue to deteriorate.

The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid our first quarterly dividend of $172 million in cash on the senior preferred stock on December 31, 2008 at the direction of our Conservator. Following receipt of our pending draw, Treasury will be entitled to annual cash dividends of $4.6 billion, as calculated based on the aggregate liquidation preference of $45.6 billion. If we make additional draws under the Purchase Agreement, this would further increase our dividend obligation.

This substantial ongoing dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 and limited flexibility to pay down draws under the Purchase Agreement, will have an adverse impact on our future financial position and net worth. A variety of factors could materially affect the level and volatility of our GAAP stockholders’ equity (deficit) in future periods, requiring us to make additional draws under the Purchase Agreement. For more information on the Purchase Agreement, its effect on our business and capital management activities, and the potential impact of taking additional large draws, see “EXECUTIVE SUMMARY — Capital Management” and “RISK FACTORS.”

PORTFOLIO BALANCES AND ACTIVITIES

Total Mortgage Portfolio

Our total mortgage portfolio includes mortgage loans and mortgage-related securities held on our consolidated balance sheet as well as the balances of PCs and Structured Securities held by third parties. Guaranteed PCs and Structured Securities held by third parties are not included on our consolidated balance sheets.

Guaranteed PCs and Structured Securities

Guaranteed PCs and Structured Securities represent the unpaid principal balances of the mortgage-related assets we issue or otherwise guarantee. Our guaranteed PCs are pass-through securities that represent undivided interests in trusts that own pools of mortgages we have purchased. Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We also issue certain Structured Securities to third parties in exchange for non-Freddie Mac mortgage-related securities, which we refer to as Structured Transactions. See “BUSINESS” and “CREDIT

125	Freddie Mac

RISKS — Mortgage Credit Risk” herein for detailed discussion and other information on our PCs and Structured Securities, including Structured Transactions.

In addition to our mortgage security guarantees, during 2008 and 2007, we entered into $1.6 billion and $32.2 billion, respectively, of long-term standby commitments for mortgage assets held by third parties that require us to purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We terminated $19.9 billion of these previously issued long-term standby commitments in 2008. The majority of the loans previously covered by these commitments were subsequently securitized as PCs. We include these long-term standby commitments in the reported activity and balances of our guaranteed PCs and Structured Securities portfolio. Long-term standby commitments represented approximately 1% and 2% of the balance of our PCs and Structured Securities portfolio at December 31, 2008 and December 31, 2007, respectively.

126	Freddie Mac

Table 50 provides information about our total mortgage portfolio at December 31, 2008, 2007 and 2006.

Table 50 — Total Mortgage Portfolio and Segment Portfolio Composition(1)

	December 31,
	2008	2007	2006
	(in millions)

Total mortgage portfolio:
Mortgage-related investments portfolio:
Single-family mortgage loans	$38,755	$24,589	$20,640
Multifamily mortgage loans	72,721	57,569	45,207

Total mortgage loans	111,476	82,158	65,847

Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	424,524	356,970	354,262

Non-Freddie Mac mortgage-related securities, agency	70,852	47,836	45,385
Non-Freddie Mac mortgage-related securities, non-agency	197,910	233,849	238,465

Total non-Freddie Mac mortgage-related securities	268,762	281,685	283,850

Total Mortgage-related investments portfolio(2)	804,762	720,813	703,959

Guaranteed PCs and Structured Securities held by third parties:
Single-family PCs and Structured Securities	1,381,531	1,363,613	1,105,437
Single-family Structured Transactions	7,586	9,351	8,424
Multifamily PCs and Structured Securities	12,768	7,999	8,033
Multifamily Structured Transactions	829	900	867

Total guaranteed PCs and Structured Securities held by third parties	1,402,714	1,381,863	1,122,761

Total mortgage portfolio	$2,207,476	$2,102,676	$1,826,720

Guaranteed PCs and Structured Securities:
In our mortgage-related investments portfolio	$424,524	$356,970	$354,262
Held by third parties	1,402,714	1,381,863	1,122,761

Total Guaranteed PCs and Structured Securities	$1,827,238	$1,738,833	$1,477,023

Segment portfolios:
Investments — Mortgage-related investments portfolio:
Single-family mortgage loans	$38,755	$24,589	$20,640
Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	424,524	356,970	354,262
Non-Freddie Mac mortgage-related securities in the mortgage-related investments portfolio	268,762	281,685	283,850

Total Investments — Mortgage-related investments portfolio(3)	732,041	663,244	658,752

Single-family Guarantee — Credit guarantee portfolio:
Single-family PCs and Structured Securities in our mortgage-related investments portfolio	405,375	343,071	336,869
Single-family PCs and Structured Securities held by third parties	1,381,531	1,363,613	1,105,437
Single-family Structured Transactions in our mortgage-related investments portfolio	17,088	11,240	17,011
Single-family Structured Transactions held by third parties	7,586	9,351	8,424

Total Single-family Guarantee — Credit guarantee portfolio	1,811,580	1,727,275	1,467,741

Multifamily — Guarantee and loan portfolios:

Multifamily PCs and other Structured Securities	14,829	10,658	8,415
Multifamily Structured Transactions	829	900	867

Total multifamily guarantee portfolio	15,658	11,558	9,282
Multifamily loan portfolio	72,721	57,569	45,207

Total Multifamily — Guarantee and loan portfolios	88,379	69,127	54,489

Less: Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio(4)	(424,524)	(356,970)	(354,262)

Total mortgage portfolio	$2,207,476	$2,102,676	$1,826,720

(1)	Based on unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not the unpaid principal of the underlying mortgage loans. Mortgage loans held in our mortgage-related investments portfolio reflect the unpaid principal balance of the loan.
(2)	See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for reconciliations of the mortgage-related investments portfolio amounts shown in this table to the amounts shown on our consolidated balance sheets.
(3)	Includes certain assets related to Single-family Guarantee activities and Multifamily activities.
(4)	The amount of our PCs and Structured Securities in the mortgage-related investments portfolio is included in both our segments’ mortgage-related and guarantee portfolios and thus deducted in order to reconcile to our total mortgage portfolio.

In 2008 and 2007, our total mortgage portfolio grew at a rate of 5% and 15%, respectively. Our new business purchases consist of mortgage loans and non-Freddie Mac mortgage-related securities that are purchased for our mortgage-related investments portfolio or serve as collateral for our issued PCs and Structured Securities. We generate a significant portion of our mortgage purchase volume through several key mortgage lenders. Table 51 summarizes purchases into our total mortgage portfolio.

127	Freddie Mac

Table 51 — Total Mortgage Portfolio Activity(1)

	Year Ended December 31,
	2008		2007		2006
		% of		% of		% of
		Purchase		Purchase		Purchase
	Amount	Amounts	Amount	Amounts	Amount	Amounts
	(dollars in millions)

New business purchases:
Single-family mortgage purchases:
Conventional:
30-year amortizing fixed-rate(2)	$290,166	74%	$326,455	66%	$251,143	67%
15-year amortizing fixed-rate	29,669	8	28,910	6	21,556	6
ARMs/adjustable-rate(3)	11,140	3	12,465	3	18,854	5
Interest-only(4)	23,102	6	97,778	20	58,176	16
Balloon/resets(5)	150	—	125	—	419	—
Conforming jumbo	2,562	1	—	—	—	—
FHA/VA(6)	565	—	157	—	946	—
USDA Rural Development and other federally guaranteed loans	231	—	176	—	176	—

Total single-family	357,585	92	466,066	95	351,270	94

Multifamily:
Conventional and other	23,972	6	21,645	4	13,031	4

Total multifamily	23,972	6	21,645	4	13,031	4

Total mortgage purchases	381,557	98	487,711	99	364,301	98

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Single-family:
Ginnie Mae Certificates	36	—	48	—	48	—
Structured Transactions	8,246	2	3,431	1	8,592	2

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	8,282	2	3,479	1	8,640	2

Total single-family and multifamily mortgage purchases and total non-Freddie Mac mortgage-related securities purchased for Structured Securities	$389,839	100%	$491,190	100%	$372,941	100%

Non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio:
Agency securities:
Fannie Mae:
Fixed-rate	$49,534		$2,170		$4,259
Variable-rate	18,519		9,863		8,014

Total Fannie Mae	68,053		12,033		12,273

Ginnie Mae fixed-rate	8		—		—

Total agency mortgage-related securities	68,061		12,033		12,273

Non-agency securities:
Single-family
Single-family:
Fixed-rate	—		881		718
Variable-rate	618		49,563		96,906

Total single-family	618		50,444		97,624

Commercial mortgage-backed securities:
Fixed-rate	713		3,558		2,534
Variable-rate	703		18,526		13,432

Total commercial mortgage-backed securities	1,416		22,084		15,966

Mortgage revenue bonds:
Fixed-rate	81		1,813		3,178
Variable-rate	—		—		—

Total mortgage revenue bonds	81		1,813		3,178

Manufactured Housing:
Fixed-rate	—		—		—
Variable-rate	—		127		—

Total Manufactured Housing	—		127		—

Total non-agency mortgage-related securities	2,115		74,468		116,768

Total non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio	70,176		86,501		129,041

Total new business purchases	$460,015		$577,691		$501,982

Mortgage purchases with credit enhancements(7)	21%		21%		17%
Mortgage liquidations(8)	$319,546		$298,089		$339,814
Mortgage liquidations rate (annualized)(8)	15%		16%		20%
Freddie Mac securities repurchased into the mortgage-related investments portfolio:
Single-family:
Fixed-rate	$192,701		$111,976		$76,378
Variable-rate	26,344		26,800		27,146
Multifamily:
Fixed-rate	111		2,283		—

Total Freddie Mac securities repurchased into the mortgage-related investments portfolio	$219,156		$141,059		$103,524

(1)	Based on unpaid principal balances. Excludes mortgage loans and mortgage-related securities traded but not yet settled. Also excludes net additions to the mortgage-related investments portfolio for delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes 40-year and 20-year fixed-rate mortgages.
(3)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during 2006, 2007 or 2008.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed and variable-rate interest-only loans.
(5)	Represents mortgages whose terms require lump sum principal payments on contractually determined future dates unless the borrower qualifies for and elects an extension of the maturity date at an adjusted interest rate.
(6)	Excludes FHA/VA loans that back Structured Transactions.
(7)	Excludes mortgage-related securities backed by Ginnie Mae Certificates.
(8)	Based on total mortgage portfolio.

128	Freddie Mac

Table 52 presents the distribution of underlying mortgage assets for our PCs and Structured Securities.

Table 52 — Issued PCs and Structured Securities(1)

	December 31,
	2008	2007	2006
	(in millions)

Single-family:
Conventional:
30-year fixed-rate(2)	$1,216,765	$1,091,212	$882,398
20-year fixed-rate	67,215	72,225	66,777
15-year fixed-rate	246,089	272,490	290,314
ARMs/adjustable-rate	80,771	91,219	100,808
Option ARMs(3)	1,551	1,853	2,808
Interest-only(4)	159,645	159,028	76,114
Balloon/resets	10,967	17,242	21,551
Conforming jumbo	2,475	—	—
FHA/VA	1,310	1,283	1,398
USDA Rural Development and other federally guaranteed loans	118	132	138

Total single-family	1,786,906	1,706,684	1,442,306
Multifamily:
Conventional and other	14,829	10,658	8,415

Total multifamily	14,829	10,658	8,415
Structured Securities backed by non-Freddie Mac mortgage-related securities:
Ginnie Mae Certificates(5)	1,089	1,268	1,510
Structured Transactions(6)	24,414	20,223	24,792

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	25,503	21,491	26,302

Total guaranteed PCs and Structured Securities	$1,827,238	$1,738,833	$1,477,023

(1)	Based on unpaid principal balances and excludes mortgage-related securities traded, but not yet settled. Also includes long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when these loans meet certain delinquency criteria.
(2)	Portfolio balances include $1.9 billion, $1.8 billion and $42 million of 40-year fixed-rate mortgages at December 31, 2008, 2007 and 2006, respectively.
(3)	Excludes option ARM mortgage loans that back our Structured Transactions. See endnote (6) for additional information.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed and variable-rate interest only loans.
(5)	Ginnie Mae Certificates that underlie the Structured Securities are backed by FHA/VA loans.
(6)	Represents Structured Securities backed by non-agency securities that include prime, FHA/VA and subprime mortgage loan issuances. Includes $10.8 billion, $12.8 billion and $18.5 billion of securities backed by option ARM mortgage loans at December 31, 2008, 2007 and 2006, respectively.

Due in large part to falling interest rates over the last three years, the percentages of 30-year, fixed-rate mortgages have increased for single-family loans underlying our PCs and Structured Securities. Similarly, the percentages of ARM and balloon/reset loans have declined. With the tightening of mortgage underwriting standards by financial institutions and us during 2008 and a continuation of falling interest rates into 2009, we expect the trends toward conventional fixed-rate, amortizing mortgage products to continue. See “CREDIT RISKS — Mortgage Credit Risks” for additional information on characteristics and types of mortgage loans underlying our guaranteed PCs and Structured Securities as well as historical performance data.

129	Freddie Mac

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity for which we record guarantee assets and obligations, but the related securitized assets are owned by third parties. These off-balance sheet arrangements may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets.

Guarantee of PCs and Structured Securities

As discussed in “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment,” we guarantee the payment of principal and interest on PCs and Structured Securities we issue. Mortgage-related assets that back PCs and Structured Securities held by third parties are not reflected as assets on our consolidated balance sheets.

In some cases, we share the risks of our credit guarantee activity with third parties through the use of primary mortgage insurance, pool insurance and other credit enhancements. “NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” to our consolidated financial statements provides information about our guarantees, including details related to credit protections and maximum coverages that we obtain through credit enhancements. Also, see “CREDIT RISKS — Mortgage Credit Risks” for more information.

We also resecuritize our PCs and issue single- and multi-class Structured Securities and subsequently transfer such Structured Securities to third parties in exchange for cash, PCs or other mortgage-related securities. We earn resecuritization fees in connection with the creation of certain Structured Securities. We resecuritized a total of $507 billion and $457 billion of Structured Securities during 2008 and 2007, respectively. The increase of our principal credit risk exposure on Structured Securities relates only to that portion of resecuritized assets that consists of non-Freddie Mac mortgage-related securities.

In addition, we enter into long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We have included these transactions in the reported activity and balances of our PCs and Structured Securities. Long-term standby commitments represented approximately 1% and 2% of the balance of our PCs and Structured Securities as of December 31, 2008 and 2007, respectively.

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs and Structured Securities is primarily represented by the unpaid principal balance of those securities held by third parties, which was $1,403 billion and $1,382 billion at December 31, 2008 and 2007, respectively. Based on our historical credit losses, which in 2008 and 2007 averaged approximately 20.1 and 3.0 basis points, respectively, of the aggregate unpaid principal balance of our PCs and Structured Securities, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees. The maximum exposure does not take into consideration the recovery we would receive through exercising our rights to the collateral backing the underlying loans nor the available credit enhancements, which include recourse and primary insurance with third parties. In addition, we provide for incurred losses each period on these guarantees to third parties within our provision for credit losses. The accounting policies and fair value estimation methodologies we apply to our credit guarantee activities significantly affect the volatility of our reported earnings. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss)” for an analysis of the effects on our consolidated statements of operations related to our credit guarantee activities.

Other

We extend other guarantees and provide indemnification to counterparties for breaches of standard representations and warranties in contracts entered into in the normal course of business based on an assessment that the risk of loss would be remote. See “NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” to our consolidated financial statements for additional information.

We are a party to numerous entities that are considered to be variable interest entities, or VIEs, in accordance with FIN 46(R). These variable interest entities include low-income multifamily housing tax credit partnerships, certain Structured Transactions and certain asset-backed investment trusts. See “NOTE 4: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information related to our significant variable interests in these VIEs, including those not consolidated within our financial statements.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for further information.

130	Freddie Mac

We also have purchase commitments primarily related to flow business for single-family mortgage loans which we fulfill by executing PC guarantees in swap transactions and through cash purchases of loans and, to a lesser extent, commitments to purchase multifamily mortgage loans and revenue bonds. These non-derivative commitments totaled $216.5 billion and $173.4 billion at December 31, 2008 and 2007, respectively. The increase in these commitments during 2008 is due primarily to the timing of contract renewals with existing customers. During 2008, several of the counterparties to these transactions have merged with other institutions, and in some cases these counterparties have been placed into receivership under the control of the FDIC. See “CREDIT RISKS — Institutional Credit Risk — Mortgage Seller/Servicers” for further information. Such commitments are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans.

Effective December 2007, we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. We receive trust management income, which represents the fees we earn as master servicer, issuer, trustee and administrator for our PCs and Structured Securities. These fees, which are included in our non-interest income, are derived from interest earned on principal and interest cash flows held in the trusts between the time funds are remitted to the trusts by servicers and the date of distribution to our PC and Structured Securities holders. The trust management income is offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We have off-balance sheet exposure to the trusts of the same maximum amount that applies to our credit risk of our outstanding guarantees; however, we also have exposure to the trusts and applicable institutional counterparties for any investment losses that are incurred in our role as the securities administrator for the trusts. In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally recognized rating service organization. During the third quarter of 2008, we recognized $1.1 billion of losses on investment activity associated with our role as securities administrator for the trusts as a result of the Lehman short-term lending transactions. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Securities Administrator Loss on Investment Activity” for further information. As of December 31, 2008, the investments of the trusts were in cash and other financial instruments categorized as cash equivalents.

On September 6, 2008, the Director of FHFA placed us into conservatorship. On September 7, 2008, the Conservator entered into the Purchase Agreement with the Treasury for senior preferred stock and a warrant for the purchase of 79.9% of our common stock outstanding in return for the Treasury’s commitment in the Purchase Agreement. The Purchase Agreement provides that Treasury will provide us additional equity capital funding under certain conditions. We have also entered into the Lending Agreement with Treasury, which provides for short-term funding, under certain terms and conditions, on a secured basis. See “BUSINESS — Conservatorship and Related Developments” for further information on both the Purchase and Lending Agreements.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $12.3 billion and $8.0 billion at December 31, 2008 and 2007, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio equal to these commitments to advance funds. At December 31, 2008 and 2007, there were no liquidity guarantee advances outstanding. Advances under our liquidity guarantees would typically mature in 60 to 120 days.

CONTRACTUAL OBLIGATIONS

Table 53 provides aggregated information about the listed categories of our contractual obligations as of December 31, 2008. These contractual obligations affect our short- and long-term liquidity and capital resource needs. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities and other liabilities reported on our consolidated balance sheet and our operating leases at December 31, 2008. The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases. Our contractual obligations include other purchase obligations that are enforceable and legally binding. For purposes of this table, purchase obligations are included through the termination date specified in the respective agreements, even if the contract is renewable. Many of our purchase agreements for goods or services include clauses that would allow us to cancel the agreement prior to the expiration of the contract within a specified notice period; however, this table includes these obligations without regard to such termination clauses (unless we have provided the counterparty with actual notice of our intention to terminate the agreement).

131	Freddie Mac

In Table 53, the amounts of future interest payments on debt securities outstanding at December 31, 2008 are based on the contractual terms of our debt securities at that date. These amounts were determined using the key assumptions that (a) variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2008 until maturity and (b) callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities presented do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2008, such as (a) changes in interest rates, (b) the call or retirement of any debt securities and (c) the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.

Table 53 excludes the following items:

•	any future cash payments associated with the liquidation preference of the senior preferred stock, as well as the quarterly commitment fee and the dividends on the senior preferred stock because the timing and amount of any such future cash payments are uncertain. Beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury, which will accrue from January 1, 2010. We are required to pay this fee, unless waived by Treasury, each quarter for as long as the Purchase Agreement is in effect. The amount of this fee has not yet been determined. See “BUSINESS — Conservatorship and Related Developments” for additional information regarding the Purchase Agreement;

•	future payments related to our guarantee obligation, because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain;

•	future contributions to our Pension Plan, as we have not yet determined whether a contribution is required for 2009. See “NOTE 15: EMPLOYEE BENEFITS” to our consolidated financial statements for additional information about contributions to our Pension Plan;

•	future cash settlements on derivative agreements not yet accrued, because the amount and timing of such payments are dependent upon changes in the underlying financial instruments and are therefore uncertain;

•	future dividends on the preferred stock we issued, because dividends on these securities are non-cumulative. The classes of preferred stock issued by our two consolidated REIT subsidiaries pay dividends that are cumulative. However, dividends on the REIT preferred stock are excluded because the timing of these payments is dependent upon declaration by the boards of directors of the REITs. The Conservator has eliminated the dividends on the preferred stock we issued (other than the senior preferred stock), and determined that no further dividends should be paid on the REIT preferred stock; and

•	the guarantee arrangements pertaining to multifamily housing revenue bonds, where we provided commitments to advance funds, commonly referred to as “liquidity guarantees.”

Table 53 — Contractual Obligations by Year at December 31, 2008

	Total	2009	2010	2011	2012	2013	Thereafter
	(in millions)

Long-term debt(1)	$539,374	$105,420	$97,965	$63,561	$38,202	$59,904	$174,322
Short-term debt(1)	330,902	330,902	—	—	—	—	—
Interest payable(2)	115,446	21,598	17,378	13,504	11,263	9,146	42,557
Other liabilities reflected on our consolidated balance sheet:
Other contractual liabilities(3)(4)(5)	1,874	1,552	113	47	14	10	138
Purchase obligations:
Purchase commitments(6)	63,320	63,320	—	—	—	—	—
Other purchase obligations	356	256	46	31	20	3	—
Operating lease obligations	97	27	16	10	7	6	31

Total specified contractual obligations	$1,051,369	$523,075	$115,518	$77,153	$49,506	$69,069	$217,048

(1)	Represent par value. Callable debt is included in this table at its contractual maturity. For additional information about our debt, see “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS” to our consolidated financial statements.
(2)	Includes estimated future interest payments on our short-term and long-term debt securities. Also includes accrued interest payable recorded on our consolidated balance sheet, which consists primarily of the accrual of interest on short-term and long-term debt as well as the accrual of periodic cash settlements of derivatives, netted by counterparty.
(3)	Other contractual liabilities primarily represent future cash payments due under our contractual obligations to make delayed equity contributions to LIHTC partnerships and payables to the trust established for the administration of cash remittances received related to the underlying assets of our PCs and Structured Securities issued.
(4)	Accrued obligations related to our defined benefit plans, defined contribution plans and executive deferred compensation plan are included in the Total and 2009 columns. However, the timing of payments due under these obligations is uncertain. See “NOTE 15: EMPLOYEE BENEFITS” to our consolidated financial statements for additional information.
(5)	As of December 31, 2008, we have recorded tax liabilities for unrecognized tax benefits totaling $636 million and allocated interest of $145 million. These amounts have been excluded from this table because we cannot estimate the years in which these liabilities may be settled. See “NOTE 14: INCOME TAXES” to our consolidated financial statements for additional information.
(6)	Purchase commitments represent our obligations to purchase mortgage loans and mortgage-related securities from third parties. The majority of purchase commitments included in this caption are accounted for as derivatives in accordance with SFAS 133.

132	Freddie Mac

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts of our assets, liabilities, income and expenses. Certain of our accounting policies, as well as estimates we make, are critical to the presentation of our financial condition and results of operations. They often require management to make difficult, complex or subjective judgments and estimates, regarding matters that are inherently uncertain. Actual results could differ from our estimates and different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.

Our critical accounting policies and estimates relate to: (a) valuation of a significant portion of assets and liabilities; (b) allowances for loan losses and reserve for guarantee losses; (c) application of the static effective yield method to amortize the guarantee obligation; (d) application of the effective interest method; (e) impairment recognition on investments in securities; and (f) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements.

Valuation of a Significant Portion of Assets and Liabilities

A significant portion of our assets and liabilities is measured on our consolidated financial statements based on fair value, including (i) mortgage-related and non-mortgage related securities, (ii) mortgage loans held-for-sale, (iii) derivative instruments, (iv) guarantee asset, (v) guarantee obligation, (vi) debt securities denominated in foreign currencies and (vii) REO less cost to sell. For certain of these assets and liabilities, which are complex in nature, the measurement of fair value requires significant management judgments and assumptions. These judgments and assumptions, as well as changes in market conditions, may have a material effect on our GAAP consolidated balance sheets and statements of operations as well as our consolidated fair value balance sheets.

Fair value affects our statements of operations in the following ways:

•	For certain financial instruments that are recorded in the GAAP consolidated balance sheets at fair value, changes in fair value are recognized in current period earnings. These include:

—	mortgage-related securities classified as trading, which are recorded in gains (losses) on investment activity;

—	derivatives with no hedge designation, which are recorded in derivative gains (losses);

—	the guarantee asset, which is recorded in gains (losses) on guarantee asset; and

—	debt securities denominated in foreign currencies, which are recorded in gains (losses) on foreign-currency denominated debt recorded at fair value.

•	For other financial instruments that are recorded in the GAAP consolidated balance sheets at fair value, changes in fair value are deferred, net of tax, in AOCI. These include:

—	mortgage-related and non-mortgage related securities classified as available-for-sale, which are initially measured at fair value with deferred gains and losses recognized in AOCI. These deferred gains and losses may affect earnings over time through amortization, sale or impairment recognition; and

—	changes in derivatives that were designated in cash flow hedge accounting relationships. The deferred gains and losses on closed cash flow hedges are recognized in earnings as the originally forecasted transactions affect earnings. If it is probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI is reclassified to earnings immediately.

•	Our guarantee obligation is initially recorded at an amount equal to the fair value of compensation received in the related securitization transaction, but is not remeasured at fair value on a periodic basis. This obligation affects earnings over time through amortization to income on guarantee obligation.

•	Mortgage loans purchased under our financial guarantees result in recognition of losses on loans purchased when the fair values of the purchased loans are less than our acquisition basis in the loans at the date of purchase.

•	Mortgage loans, held-for-sale, include single-family and multifamily mortgage loans. We carry the fair value of single-family mortgage loans, held-for-sale, at the lower-of-cost-or-fair-value. We elected the fair value option for multifamily mortgage loans and account for these loans at fair value. Changes in fair value are recorded through earnings in gains (losses) on investment activity.

•	REO is initially recorded at fair value less cost to sell and is subsequently carried at the lower-of-cost-or-fair-value. When a loan is transferred to REO, losses are charged-off against the allowance for loan losses at the time of transfer and gains are recognized immediately in earnings. Subsequent declines in fair value are recorded through earnings (losses) in REO operations income (expense).

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for further information.

133	Freddie Mac

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See “Determination of Fair Value” for additional information about fair value hierarchy and measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Upon adoption of SFAS 157 on January 1, 2008, we began estimating the fair value of our newly issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, we no longer record estimates of deferred gains or immediate, “day one” losses on most guarantees. In addition, amortization of the guarantee obligation now more closely follows our economic release from risk under the guarantee. All unamortized amounts recorded prior to January 1, 2008 continue to be deferred and amortized using the static effective yield method. Valuation of the guarantee obligation subsequent to initial recognition uses current pricing assumptions and related inputs. For information regarding our fair value methods and assumptions, see “NOTE 17: FAIR VALUE DISCLOSURES” to our consolidated financial statements.

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

The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted market prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:	Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

We categorize assets and liabilities in the scope of SFAS 157 within the fair value hierarchy based on the valuation process used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we look to ranges of third party prices, transaction volumes and discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the fair values are observable in active markets or whether the markets are inactive.

Our Level 1 financial instruments consist of exchange-traded derivatives where quoted prices exist for the exact instrument in an active market. Our Level 2 instruments generally consist of high credit quality agency mortgage-related securities, commercial mortgage-backed securities, non-mortgage-related asset-backed securities, interest-rate swaps, option-based derivatives and foreign-currency denominated debt. These instruments are generally valued through one of the following methods: (a) dealer or pricing service inputs with the value derived by comparison to recent transactions of similar securities and adjusting for differences in prepayment or liquidity characteristics; or (b) modeled through an industry standard modeling technique that relies upon observable inputs such as discount rates and prepayment assumptions.

Our Level 3 assets primarily consist of non-agency residential mortgage-related securities and our guarantee asset. While the non-agency mortgage-related securities market has become significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency in 2008, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used by these pricing services and dealers to develop the prices generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding to us or our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We generally have formal discussions with our dealers and pricing service vendors on a quarterly basis to maintain a current understanding

134	Freddie Mac

of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities backed by subprime loans, Alt-A loans and MTA loans beyond calculating median prices and discarding certain prices that are not valid based on our validation processes. See “Controls over Fair Value Measurement” for information on our validation processes.

We consider credit risk in the valuation of our assets and liabilities. For foreign-currency denominated debt with the fair value option elected, the total fair value change was a net gain of $0.4 billion for 2008. Of this amount, $0.3 billion was attributable to changes in the instrument-specific credit risk. The changes in fair value attributable to changes in instrument-specific credit risk were determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk. For multifamily held-for-sale loans with the fair value option elected, we recorded $(14) million from the change in fair value in gains (losses) on investment activity in our consolidated statements of operations during 2008. Of this amount, ($69) million was attributable to changes in the instrument-specific credit risk partially offset by changes attributable to interest-rate risk. The gains and losses attributable to changes in instrument-specific credit risk related to our multifamily held-for-sale loans were determined primarily from the changes in OAS level.

In addition, we consider credit risk in the valuation of our derivative positions. For derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The amount of collateral held depends on the credit rating of the counterparty and is based on our credit risk policies. See “CREDIT RISKS — Institutional Credit Risk — Derivative Counterparty Credit Risk” for a discussion of our counterparty credit risk. Similarly, for derivatives that are in a liability position we post collateral to counterparties in accordance with agreed upon thresholds. The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk.

For a description of how we determine the fair value of our guarantee asset, see “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” to our consolidated financial statements. At December 31, 2008 and 2007, the total unpaid principal balances of PCs and Structured Securities outstanding were $1,827.2 billion and $1,738.8 billion, respectively. At December 31, 2008 and 2007, we owned $424.5 billion and $357.0 billion, respectively, of PCs and Structured Securities, or 23% and 21%, respectively, of the total PCs and Structured Securities outstanding. There are inherent limitations when trying to extrapolate an amount of the total fair value of the guarantee asset and obligation attributable to the PCs and Structured Securities we own. The credit performance of each pool differs, based on the underlying characteristics of the loans, vintage, seasoning, and other factors that cannot be accurately factored into a pro-rata allocation. As a result, a simple pro-rata allocation of the fair value of our guarantee asset and obligation based on the percentage of PCs and Structured Securities we hold relative to total PCs and Structured Securities outstanding will not necessarily provide a reasonable proxy for the adjustment to the fair value of our PCs and Structured Securities necessary to derive the fair value of an unguaranteed security.

Our valuation process and related SFAS 157 hierarchy assessments require us to make judgments regarding the liquidity of the marketplace. These judgments are based on the volume of securities traded in the marketplace, the width of bid/ask spreads and dispersion of prices on similar securities. As previously mentioned, we have observed a significant reduction in liquidity within the non-agency mortgage-related security markets. We continue to utilize the prices provided to us by various pricing services and dealers and believe that the procedures executed by the pricing services and dealers, combined with our internal verification process, ensure that the prices used to develop the financial statements are in accordance with the guidance in SFAS 157.

We periodically evaluate our valuation techniques and may change them to improve our fair value estimates, to accommodate market developments or to compensate for changes in data availability and reliability or other operational constraints. We review a range of market quotes from pricing services or dealers and perform analysis of internal valuations on a monthly basis to confirm the reasonableness of the valuations. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for a discussion of market risks and our interest-rate sensitivity measures, PMVS and duration gap. In addition, see “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” to our consolidated financial statements for a sensitivity analysis of the fair value of our guarantee asset and other retained interests and the key assumptions utilized in fair value measurements.

135	Freddie Mac

Table 54 below summarizes our assets and liabilities measured at fair value on a recurring basis by level in the valuation hierarchy at December 31, 2008.

Table 54 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At December 31, 2008
	Assets								Liabilities
	Investments in securities
	Available-for-sale, at fair value			Trading, at fair value					Debt securities
	Mortgage-	Non-mortgage-		Mortgage-	Mortgage Loans		Guarantee		denominated
	related	related		related	Held-for-sale, at	Derivative	asset, at		in foreign	Derivative
	securities	securities	Subtotal	securities	fair value	assets, net(1)	fair value	Total(1)	currencies	liabilities, net(1)	Total(1)
	(dollars in millions)

Level 1	—%	—%	—%	—%	—%	1%	—%	—%	—%	2%	2%
Level 2	77	100	77	99	—	99	—	84	100	98	98
Level 3	23	—	23	1	100	—	100	16	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Total GAAP Fair Value	$450,104	$8,794	$458,898	$190,361	$401	$955	$4,847	$655,462	$13,378	$2,277	$15,655

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At December 31, 2008, we measured and recorded on a recurring basis $113.3 billion, or approximately 16% of total assets, at fair value using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 assets primarily consist of non-agency residential mortgage-related securities and our guarantee asset. We also measured and recorded on a recurring basis $37 million, or less than 1% of total liabilities, at fair value using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 liabilities consist of derivative liabilities, net.

During 2008, our Level 3 assets increased significantly because the market for non-agency mortgage-related securities backed by subprime, Alt-A and MTA mortgage loans continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. As a result, we have observed more variability in the quotes received from dealers and third-party pricing services. Consequently, we transferred $156.2 billion of Level 2 assets to Level 3 during 2008. These transfers were primarily within non-agency mortgage-related securities backed by subprime, Alt-A and MTA mortgage loans where inputs that are significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs as the markets have become significantly less active, requiring higher degrees of judgment to extrapolate fair values from limited market benchmarks. We recorded $30.1 billion of additional losses, partially in AOCI, on these transferred assets during 2008, which were included in our Level 3 reconciliation. See “NOTE 17: FAIR VALUE DISCLOSURES — Table 17.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” to our consolidated financial statements for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “CREDIT RISKS” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 24 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio.”

Controls over Fair Value Measurement

To ensure that fair value measurements are appropriate and reliable, we employ control processes to validate the techniques and models we use. These control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent of our trading and investing function, including Financial Valuation Control and the Valuation Committee, participate in the review and validation process. The Valuation Committee includes senior representation from business areas, our Enterprise Risk Oversight division and our Finance division.

Our Financial Valuation Control group performs monthly independent verification of fair value measurements by comparing the methodology driven price to other market source data (to the extent available), and uses independent analytics to determine if assigned fair values are reasonable. Financial Valuation Control’s review targets coverage across all products with increased attention to higher risk/impact valuations. Validation processes are intended to ensure that the individual prices we receive from third parties are consistent with our observations of the marketplace and prices that are provided to us by other dealers or pricing services. Where applicable, prices are back-tested by comparing the settlement prices to where fair values were measured. Analytical procedures include automated checks of prices for reasonableness based on variations from prices in previous periods, comparisons of prices to internally calculated expected prices, based on market moves, and relative value comparisons based on specific characteristics of securities. To the extent that we determine that a price is outside of established parameters, we will further examine the price, including follow up discussions with the specific pricing service or dealer and ultimately not use that price if we are not able to determine the price is valid. The prices provided to us

136	Freddie Mac

consider the existence of credit enhancements, including monoline insurance coverage and the current lack of liquidity in the marketplace. These processes are executed prior to the use of the prices in the financial statements.

Where models are employed to assist in the measurement of fair value, material changes made to those models during the periods presented are reviewed and approved by the Valuation Committee. Inputs used by those models are regularly updated for changes in the underlying data, assumptions, valuation inputs, or market conditions. In addition, the Model Governance Committee is responsible for the review and approval of the pricing models used in our fair value measurements.

The Fair Value Option for Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted SFAS 159 for certain eligible financial instruments. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the beginning balance of retained earnings (accumulated deficit). We elected the fair value option for certain available-for-sale mortgage-related securities that were identified as an economic offset to the changes in fair value of the guarantee asset caused by interest rate movements, foreign-currency denominated debt and investments in securities classified as available-for-sale securities and identified as within the scope of EITF 99-20. As a result of the adoption of SFAS 159, we recognized a $1.0 billion after-tax increase to our beginning retained earnings (accumulated deficit) at January 1, 2008. In addition, during the third quarter of 2008, we elected the fair value option for certain multifamily held-for-sale mortgage loans. For additional information on the impact of the election of the fair value option, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” to our consolidated financial statements. For information regarding our fair value methods and assumptions, see “NOTE 17: FAIR VALUE DISCLOSURES” to our consolidated financial statements.

Allowance for Loan Losses and Reserve for Guarantee Losses

We maintain an allowance for loan losses on mortgage loans held-for-investment and a reserve for guarantee losses on PCs, collectively referred to as our loan loss reserves, to provide for credit losses when it is probable that a loss has been incurred. We use the same methodology to determine our allowance for loan losses and reserve for guarantee losses, as the relevant factors affecting credit risk are the same.

To calculate the loan loss reserves for the single-family loan portfolio, we aggregate homogeneous loans into pools based on common underlying characteristics, using statistically based models to evaluate relevant factors affecting loan collectibility. We consider the output of these models, together with other information about such factors as expected future levels of loan modifications, expected repurchases of loans by seller/servicers as a result of their non-compliance with our underwriting standards and the effects of such macroeconomic variables as unemployment and home price movements, to determine the best estimate of losses incurred. To calculate loan loss reserves for the multifamily loan portfolio, we also use models, evaluate certain larger loans for impairment, and review repayment prospects and collateral values underlying individual loans.

We regularly evaluate the underlying estimates and models we use when determining the loan loss reserves and update our assumptions to reflect our historical experience and current view of economic factors. Inputs used by those models are regularly updated for changes in the underlying data, assumptions, valuation inputs, or market conditions.

Determining the adequacy of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. Key estimates and assumptions that impact our loan loss reserves include:

•	loss severity trends;

•	default experience;

•	expected proceeds from credit enhancements;

•	collateral valuation;

•	loss mitigation activities;

•	counterparty credit of mortgage insurers and seller/servicers; and

•	identification and impact assessment of macroeconomic factors, such as home price declines, rental rates and unemployment rates.

No single statistic or measurement determines the adequacy of the loan loss reserves. Changes in one or more of the estimates or assumptions used to calculate the loan loss reserves could have a material impact on the loan loss reserves and provision for credit losses. This management estimate is inherently more difficult to predict due to the absence of historical

137	Freddie Mac

precedents relative to the current environment. As such, during 2008, management judgment was an increasingly significant aspect of the loan loss reserve estimation process.

We believe the level of our loan loss reserves is reasonable based on internal reviews of the factors and methodologies used. A management committee reviews the overall level of loan loss reserves, as well as the factors and methodologies that give rise to the estimate, and submits the best point estimate for review by senior management.

Application of the Static Effective Yield Method to Amortize the Guarantee Obligation

We amortize our guarantee obligation of our Single-family Guarantee and Multifamily segments into income on guarantee obligation in our consolidated statements of operations under the static effective yield method. The static effective yield is calculated and fixed at inception of the guarantee based on forecasted unpaid principal balances. The static effective yield is evaluated and adjusted when significant changes in economic events cause a shift in the pattern of our economic release from risk. For example, certain market environments may lead to sharp and sustained changes in home prices or prepayments of mortgages, leading to the need for an adjustment in the static effective yield for specific mortgage pools underlying the guarantee. When a change is required, a cumulative catch-up adjustment, which could be significant in a given period, is recognized and a new static effective yield is used to determine our guarantee obligation amortization. These cumulative catch-up adjustments, which may be positive or negative, are recorded to provide a pattern of revenue recognition that is consistent with our economic release from risk and the timing of the recognition of losses on the pools of mortgage loans we guarantee. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Income on Guarantee Obligation” for further information.

Application of the Effective Interest Method

As described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements, we use the effective interest method in our Investments segment to: (a) recognize interest income on our investments in debt securities; and (b) amortize related deferred items into interest income. The application of the effective interest method requires us to estimate the effective yield at each period end using our current estimate of future prepayments. Determination of these estimates requires significant judgment, as expected prepayment behavior is inherently uncertain. Estimates of future prepayments are derived from market sources and our internal prepayment models. Judgment is involved in making initial determinations about prepayment expectations and in updating those expectations over time in response to changes in market conditions, such as interest rates and other macroeconomic factors. See the discussion of market risks and our interest-rate sensitivity measures under “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks.” We believe that our current estimates of future prepayments are reasonable and comparable to those used by other market participants.

Impairment Recognition on Investments in Securities

We recognize impairment losses on available-for-sale securities through gains (losses) on investment activity in our consolidated statements of operations when we have concluded that a decrease in the fair value of a security is not temporary. Prior to January 1, 2008, for securities accounted for under EITF 99-20, an impairment loss was recognized through gains (losses) on investment activity in our consolidated statements of operations when there was both a decline in fair value below the carrying amount and an adverse change in expected cash flows. Effective January 1, 2008, we elected the fair value option for available-for-sale securities identified as within the scope of EITF 99-20 and record valuation changes to gains (losses) on investment activities in our consolidated statements of operations in the period they occur, including increases in value. See “Valuation of a Significant Portion of Assets and Liabilities — The Fair Value Option for Financial Assets and Financial Liabilities” for additional information.

Determination of whether an adverse change has occurred involves judgment about expected prepayments and credit events. Further, we review all securities for potential impairment whenever the security’s fair value is less than its amortized cost to determine whether we have the intent and ability to hold the investments until a forecasted recovery. This review considers a number of factors, including the severity of the decline in fair value, credit ratings, the length of time the investment has been in an unrealized loss position, loan level default modeling and the likelihood of sale in the near term. While market prices and rating agency actions are factors that are considered in the impairment analysis, analysis of the underlying collateral based on loss severity, default, prepayment and other borrower behavior assumptions serves as an important factor in determining if an other than temporary impairment has occurred. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics) that also underlies the other impairment factors mentioned above, and we consider other available qualitative information when assessing whether an impairment is other-than-temporary. See “NOTE 5: INVESTMENTS IN SECURITIES — Table 5.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position” to our consolidated financial statements for the length of time our available-for-sale securities have been in an unrealized loss position. We recognize impairment losses when quantitative and qualitative factors indicate that it is probable that the security will suffer a contractual principal loss or interest shortfall. We apply significant judgment in determining whether impairment loss recognition is appropriate. We believe our judgments are reasonable.

138	Freddie Mac

However, different judgments could have resulted in materially different impairment loss recognition. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for more information on impairment recognition on securities. In addition, we estimate that the future expected principal and interest shortfall on impaired available-for-sale securities will be significantly less than the probable impairment loss required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. The portion of the impairment charges associated with these expected recoveries is recognized as net interest income in future periods.

Realizability of Net Deferred Tax Assets

We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. For more information about the evidence that management considers, see “NOTE 14: INCOME TAXES” to our consolidated financial statements.

The consideration of this evidence requires significant estimates, assumptions and judgments, particularly about our financial condition and results of operations for several years into the future and our intent and ability to hold available-for-sale debt securities with temporary unrealized losses until recovery. As discussed in “RISK FACTORS,” recent events fundamentally affecting our control, management and operations are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. As such, any changes in these estimates, assumptions or judgments may have a material effect on our financial position and results of operations.

As described in “NOTE 14: INCOME TAXES” to our consolidated financial statements, our management determined that, as of December 31, 2008, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by recent events and the resulting uncertainties that existed as of December 31, 2008 that are discussed in “RISK FACTORS.” As a result, we recorded an additional valuation allowance against these net deferred tax assets at December 31, 2008. The valuation allowance recorded in the third and fourth quarters had a material effect on our financial position as of December 31, 2008 and our results of operations for 2008. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that these net deferred tax assets would be realized due to the generation of sufficient taxable income. If that were to occur, our management would assess the need for a reduction of the valuation allowance, which could have a material effect on our financial position and results of operations in the period of the reduction.

Also, as described in “NOTE 14: INCOME TAXES” to our consolidated financial statements, our management has determined that a valuation allowance is not necessary for the portion of our net deferred tax assets that is dependent upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. These temporary unrealized losses have only impacted comprehensive income, not income from continuing operations or our taxable income, nor will they impact income from continuing operations or taxable income if they are held to maturity. As such, the realization of this deferred tax asset is not dependent upon the generation of sufficient taxable income but is instead dependent on our intent and ability to hold these securities until recovery, which may be at maturity. The conclusion by management that these unrealized losses are temporary and that we have the intent and ability to hold these securities until recovery requires significant estimates, assumptions and judgments, as described above in “Impairment Recognition on Investments in Securities.” Any changes in these estimates, assumptions or judgments in future periods may result in the recognition of an other-than-temporary impairment, which would result in some of this deferred tax asset not being realized and may have a material effect on our financial position and results of operations.

Accounting Changes and Recently Issued Accounting Pronouncements

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for more information concerning our accounting policies and recently issued accounting pronouncements, including those that we have not yet adopted and that will likely affect our consolidated financial statements.

139	Freddie Mac

CREDIT RISKS

Our total mortgage portfolio is subject primarily to two types of credit risk: mortgage credit risk and institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage or security we own or guarantee. We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other borrower performance commitment. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations.

Mortgage and credit market conditions deteriorated in the second half of 2007 and more rapidly throughout 2008. These conditions were brought about by a number of factors, which have increased our exposure to both mortgage credit and institutional credit risks. Factors negatively affecting the mortgage and credit markets during 2008 included:

•	changes in other financial institutions’ underwriting standards which allowed for new higher-risk mortgage products in 2006 and 2007 that resulted in historically high default rates;

•	increases in unemployment;

•	declines in home prices nationally;

•	higher incidence of institutional insolvencies;

•	higher levels of foreclosures and delinquencies;

•	significant volatility;

•	significantly lower levels of liquidity in institutional credit markets;

•	wider credit spreads;

•	rating agency downgrades of mortgage-related securities or counterparties; and

•	declines in rental rates and increased vacancy rates affecting multifamily housing operators and investors.

Mortgage Credit Risk

Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage, home price trends and the general economy. To manage our mortgage credit risk, we focus on three key areas: underwriting requirements and quality control standards; portfolio diversification; and portfolio management activities, including loss mitigation and the use of credit enhancements.

All mortgages that we purchase or guarantee have an inherent risk of default. We vary our guarantee fee pricing relative to differing levels of mortgage credit risk. The appointment of FHFA as Conservator and the Conservator’s subsequent directive that we provide increased support to the mortgage market has affected guarantee pricing decisions by limiting our ability to adjust our fees for current expectations of credit risk, and will likely continue to do so. We also seek to manage the underlying risk by using our underwriting and quality control processes. Our underwriting process evaluates mortgage loans and the borrowers’ ability to repay the loans using several critical risk characteristics, including the borrower’s credit score, the borrower’s monthly income relative to debt payments, LTV ratio, type of mortgage product and occupancy type. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Housing Goals and Home Purchase Subgoals” for a discussion of factors that may cause us to purchase loans that do not meet our normal standards.

Mortgage Market Background

We have been significantly adversely affected by deteriorating conditions in the single-family housing and mortgage markets during 2007 and 2008. In recent years, financial institutions significantly increased mortgage lending and securitization of certain higher-risk mortgage products, such as subprime, option ARM and Alt-A loans, and these loans comprised a much larger proportion of origination and securitization issuance volumes during 2006 and 2007, as compared to prior years. During this time, we increased our participation in the market for these products through our purchases of non-agency mortgage-related securities, which we hold in our mortgage-related investments portfolio and, to a lesser extent, through our guarantee activities. Our expanded participation in these products was driven by a combination of competing objectives, including meeting our affordable housing goals, serving our customers and generating returns for investors. The exposure to mortgage credit risk for a number of financial institutions also increased with the expanding use of leverage as well as mortgage credit derivative products. We believe these products, such as credit default swaps, or CDS, and collateralized debt obligations, or CDOs, obscured the distribution of risk among market participants. Moreover, the complexity of such instruments made the overall risk exposure of the financial institutions using them less apparent. We believe concerns about counterparties with significant exposures associated with these instruments further reduced transaction volumes and new issuances of non-agency mortgage-related securities during 2008.

The table below illustrates the size of mortgage origination and securitization activities during the past three years relative to our own market participation. We have not presented CDS or CDO market statistics, since there is no reliable data that illustrates these exposures and we have not significantly participated in the market for these products. See “Table 75 —

140	Freddie Mac

Derivative Counterparty Credit Exposure” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” for additional information on credit derivatives.

Table 55 — Mortgage Market Share Comparison

	2008	2007	2006
	(in billions)

Market Data — all market participants:
Total single-family mortgage originations(1)	$1,485	$2,430	$2,980

Non-agency mortgage-related security issuance(2):
Backed by subprime mortgage loans(3)	$2	$219	$483
Backed by other mortgage loans(4)	9	430	585

Total	$11	$649	$1,068

Freddie Mac Data:
Purchases for our total mortgage portfolio:
Single-family mortgage loans(5)	$358	$466	$351

Non-agency mortgage-related securities(6)	$2	$74	$117

(1)	Source: Inside Mortgage Finance estimates of originations of single-family first- and second liens dated January 30, 2009.
(2)	Source: Inside Mortgage Finance estimates. Based on unpaid principal balance of securities issued.
(3)	Consists of loans categorized as subprime based solely on the credit score of the borrower at the time of origination.
(4)	Includes securities backed by loans with original loan amounts above the conforming loan limits as well as Alt-A loans, and home equity second liens.
(5)	Consists of our purchases of mortgage loans for investment as well as those loans that back our PC’s and Structured Securities. See “PORTFOLIO BALANCES AND ACTIVITIES — Table 51 — Total Mortgage Portfolio Activity” for further information.
(6)	Excludes our purchases of securities used for issuance of guarantees in our Structured Transactions and includes our purchases of CMBS and mortgage revenue bonds.

As shown above, single-family mortgage loan purchases for our total mortgage portfolio comprised approximately 24%, 19% and 12% of total mortgage originations during 2008, 2007 and 2006, respectively. The trend of increasing market share reflects the greater composition of GSE-conforming mortgage loan originations during 2008 and 2007 resulting from the tightening of underwriting for mortgage credit by financial institutions and the fact that most non-agency institutions have sharply curtailed their securitization activities. Issuances of non-agency mortgage-related securities backed by subprime mortgages increased significantly during 2006 and 2007, as compared to prior years. As shown above, our purchases of non-agency mortgage-related securities represented approximately 11% of the total issuance of these securities during both 2006 and 2007. During 2008, the market for issuances of non-agency mortgage-related securities has been nearly non-existent.

As a result of greater variability in underwriting standards during 2006 and 2007, the deterioration in mortgage performance has varied considerably across different market segments. Although prior to 2008 we increased our participation in the market for newer and higher risk mortgage products, our single-family mortgage portfolio has been generally subject to more consistent underwriting standards and thus, our portfolio has performed better relative to most market participants and market segments. However, as discussed in “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio,” we are exposed to the performance of these other participants and segments through our investments in non-agency mortgage-related securities. Macroeconomic conditions deteriorated during 2008, which affected the performance of all types of mortgage loans. Both prime and non-prime borrowers have been affected by the compounding pressures on household wealth caused by declines in home values, declines in the stock market, rising rates of unemployment, increasing food prices and fluctuating energy prices. The table below shows the performance of our single-family mortgage portfolio during 2008 as compared to industry averages.

141	Freddie Mac

Table 56 — Mortgage Performance Comparison

	As of
	12/31/2008	09/30/2008	06/30/2008	03/31/2008	12/31/2007

Delinquency rate:
Freddie Mac’s single-family mortgage portfolio(1)	1.72%	1.22%	0.93%	0.77%	0.65%
Industry — prime loans(2)	3.74	2.87	2.35	1.99	1.67
Industry — subprime loans(2)	23.11	19.56	17.85	16.42	14.44

	For the Three Months Ended
	12/31/08	09/30/2008	06/30/2008	03/31/2008	12/31/2007

Foreclosures starts ratio(3):
Freddie Mac’s single-family mortgage portfolio(1)	0.36%	0.36%	0.31%	0.30%	0.24%
Industry — prime loans(2)	0.68	0.61	0.61	0.55	0.43
Industry — subprime loans(2)	3.96	4.23	4.26	4.08	3.71

(1)	Excludes our Structured Transactions and mortgages covered under long-term standby commitment agreements and is based on the number of loans 90 days or more past due, as well as those in the process of foreclosure. Our temporary suspension of foreclosure sales on occupied homes in the fourth quarter of 2008 resulted in more loans remaining delinquent and lower foreclosures than without this suspension. See “Mortgage Credit Risk — Delinquencies” for further information on the delinquency rates of our single-family mortgage portfolio excluding Structured Transactions.
(2)	Source: Mortgage Bankers Association’s National Delinquency Survey representing the total of first lien single-family loans in the survey categorized as prime or subprime, respectively. Excludes FHA and VA loans.
(3)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter.

Underwriting Requirements and Quality Control Standards

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, we provide originators with a series of mortgage underwriting standards and the originators represent and warrant to us that the mortgages sold to us meet these requirements. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage or make us whole in the event of a default. We have also expanded our review of the underwriting of loans that we own or guarantee that default in order to assess the sellers’ compliance with the representations and warranties under our purchase contracts. We provide originators with written standards and/or automated underwriting software tools to assist them in comparing loans to our standards. We use other quantitative credit risk management tools that are designed to evaluate single-family mortgages and monitor the related mortgage credit risk for loans we may purchase. These statistically based risk assessment tools increase our ability to distinguish among single-family loans based on their expected risk, return and importance to our mission. In many cases, underwriting standards are tailored under contracts with individual customers. During 2008, 2007 and 2006, our seller/servicers utilized our standard underwriting loan evaluation tool for 42%, 41% and 46%, respectively, of loans purchased for our single-family mortgage portfolio. A significant portion of the mortgages we purchase are underwritten by our seller/servicers using alternative automated underwriting systems or agreed-upon underwriting standards that differ from our system or guidelines, which has increased our credit risk.

Mortgage originators significantly tightened their credit standards during 2008 in response to declining market conditions, causing conforming, fixed-rate mortgages to be the predominant product during 2008. We also made significant changes to our underwriting standards in 2008 which we expect will reduce our credit risk exposure for new business. These changes include reducing purchases of mortgages with LTV ratios over 95%, and limiting combinations of higher-risk characteristics in loans we purchase, including those with reduced documentation. In some cases, binding commitments under existing customer contracts have delayed the effective dates of underwriting adjustments for a period of months. There has been a shift in the composition of our new issuances during 2008 to a greater proportion of higher-quality, fixed-rate mortgages and a reduction in our guarantees of interest-only and Alt-A mortgage loans. For example, Alt-A loans made up approximately 23% and 19% of our single-family mortgage purchase volume during 2007 and 2006, respectively; however, Alt-A mortgages made up approximately $26 billion or 7% of our single-family mortgage purchase volume during 2008. In October 2008, we announced that we will no longer purchase mortgages originated in reliance on reduced documentation of income and assets and mortgages to borrowers with credit scores below a specified minimum on and after March 1, 2009.

The Economic Stimulus Act of 2008 increased the conforming loan limit in certain “high-cost” areas for single-family mortgages originated from July 1, 2007 through December 31, 2008 to the higher of the applicable 2008 conforming loan limit ($417,000 for a one-family residence) or 125% of the median house price for the geographic area, not to exceed 175% of the applicable base limit, or $729,750, for a one-family residence. We specified certain credit requirements for loans we accepted in this category, including but not limited to: (a) limitations in certain volatile home price markets, (b) required borrower documentation of income and assets, (c) limits on cash-out refinancing amounts and (d) a maximum original LTV ratio of 90%. We began purchasing and securitizing these “conforming jumbo” mortgages in April 2008. Our purchases of these loans into our total mortgage portfolio for 2008 totaled $2.6 billion in unpaid principal balance.

In November 2008, FHFA announced that the base conforming loan limit for the GSEs will remain at the current level of $417,000 for a one-family residence for 2009 with higher limits in certain “high-cost” areas, as defined under the Reform

142	Freddie Mac

Act. The Reform Act allows increases in our single-family conforming loan limits beginning January 1, 2009, based on changes in the housing price index established by FHFA. Consistent with existing guidance, any decreases in this index would be accumulated and would be used to offset any future increases in the housing price index, so that loan limits do not decrease from year-to-year. In “high-cost” areas — where 115% of the median house price exceeds the otherwise applicable conforming loan limit — the Reform Act sets the loan limits at the lesser of (i) 115% of the median house price for the area or (ii) 150% of the conforming loan limit, currently $625,500 for a one-family residence.

On February 17, 2009, President Obama signed the Recovery Act, which provides that, for mortgages originated in calendar year 2009, the loan limits for “high cost” areas will be the higher of the limit determined under the Reform Act and the limit determined under the Economic Stimulus Act of 2008.

For our purchases of multifamily mortgage loans, we significantly rely on an intensive pre-purchase underwriting process and, in some cases, credit enhancements. Our underwriting process includes assessments of the local market, the borrower, the property manager, the property’s historical and projected financial performance and the property’s physical condition, which may include a physical inspection of the property. We rely for the most part on third-party appraisals and environmental and engineering reports. We have also engaged third-party underwriters to underwrite mortgages on our behalf. During 2007, we began a program of delegated underwriting for certain multifamily mortgages we purchase or securitize and we expanded our use of delegated underwriting during 2008.

Credit Enhancements

Our charter generally requires that single-family mortgages with LTV ratios above 80% at the time of purchase must be covered by one of the following: (a) mortgage insurance from a mortgage insurer that we determine is qualified on the portion above 80% of the outstanding balance; (b) a seller’s agreement to repurchase or replace any mortgage in default (for such period and under such circumstances as we may require); or (c) retention by the seller of at least a 10% participation interest in the mortgages. In addition, for some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements. In many cases, the lender’s or third party’s risk is limited to a specific level of losses at the time the credit enhancement becomes effective. In addition, on February 18, 2009, the Obama Administration announced the HASP, which includes an initiative that will allow mortgages owned or guaranteed by us to be refinanced without obtaining credit enhancement beyond that already in place for that loan. For more information, see “EXECUTIVE SUMMARY — Conservatorship.”

At December 31, 2008 and 2007, credit-enhanced mortgages and mortgage-related securities represented approximately 18% and 17% of the $1,914 billion and $1,800 billion, respectively, of the unpaid principal balance of our total mortgage portfolio, excluding non-Freddie Mac guaranteed mortgage-related securities, our Structured Transactions and that portion of issued Structured Securities that is backed by Ginnie Mae Certificates. We exclude non-Freddie Mac guaranteed mortgage-related securities because they expose us primarily to institutional credit risk. We exclude that portion of Structured Securities backed by Ginnie Mae Certificates because the incremental credit risk to which we are exposed is considered insignificant. Although many of our Structured Transactions are credit enhanced, we present the credit enhancement coverage information separately in Table 57 below due to the use of subordination in many of the securities’ structures. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for additional information on our investments in non-Freddie Mac mortgage-related securities. We recognized recovery proceeds of $611 million, $421 million and $282 million in 2008, 2007 and 2006, respectively, under our primary and pool mortgage insurance policies and other credit enhancements as discussed below related to our single-family mortgage portfolio.

Our ability and desire to expand or reduce the portion of our total mortgage portfolio covered by credit enhancements will depend on our evaluation of the credit quality of new business purchase opportunities, the risk profile of our portfolio and the future availability of effective credit enhancements at prices that permit an attractive return. While the use of credit enhancements reduces our exposure to mortgage credit risk, it increases our exposure to institutional credit risk. As guarantor, we remain responsible for the payment of principal and interest if mortgage insurance or other credit enhancements do not provide full reimbursement for covered losses. If an entity that provides credit enhancement fails to fulfill its obligation, the result could be a reduction in the amount of our recovery of charge-offs in our GAAP results.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our total mortgage portfolio and is typically provided on a loan-level basis for certain single-family mortgages. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage to a third-party insurer. The amount of insurance we obtain on any mortgage depends on our requirements and our assessment of risk. We may, from time to time, agree with the insurer to reduce the amount of coverage that is in excess of our charter’s minimum requirement. Most mortgage insurers increased premiums and tightened underwriting standards during 2008. These actions may impact our ability to serve borrowers making a down payment of less than 20% of the value of the property at the time of loan origination. In order to file a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the underlying property must have been extinguished, such as through a foreclosure action. The mortgage insurer has a prescribed period of

143	Freddie Mac

time within which to process a claim and make a determination as to its validity and amount. It typically takes two months from the time a claim is filed to receive a primary mortgage insurance payment; however, due to our insurers’ performing greater diligence reviews on these claims to verify the original underwriting of the loans by our seller/servicers is in accordance with their standards, the recovery timelines during 2008 have been extended by several months. At December 31, 2008 and 2007, in connection with PCs and Structured Securities backed by single-family mortgage loans, excluding the loans that are underlying Structured Transactions, we had maximum coverage totaling $59.4 billion and $51.9 billion, respectively, in primary mortgage insurance.

Other prevalent types of credit enhancements that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. For pool insurance contracts that expire before the completion of the contractual term of the mortgage loan, we seek to ensure that the contracts cover the period of time during which we believe the mortgage loans are most likely to default. At December 31, 2008 and 2007, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under lender recourse and indemnification agreements was $11.0 billion and $12.1 billion, respectively.

Most mortgage insurers that provide pool and primary mortgage insurance coverage to us have been downgraded by nationally recognized statistical rating organizations. We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. We manage this risk by establishing eligibility standards for mortgage insurers and by regularly monitoring our exposure to individual mortgage insurers. Our monitoring includes regularly performing analysis of the estimated financial capacity of mortgage insurers under different adverse economic conditions. We also monitor the mortgage insurers’ credit ratings, as provided by nationally recognized statistical rating organizations, and we periodically review the methods used by the nationally recognized statistical rating organizations. To the extent there are downgrades in the credit rating of a mortgage insurer, we consider whether each downgrade and various other factors may indicate an increased likelihood that the insurer will not have the ability to pay our estimated exposure to covered losses. See “Institutional Credit Risk — Mortgage Seller/Servicers” and “— Mortgage Insurers” for further discussion about our seller/servicers and mortgage loan insurers.

In order to file a claim under a pool insurance policy, we generally must have finalized the primary mortgage claim, disposed of the foreclosed property, and quantified the net loss payable to us with respect to the insured loan to determine the amount due under the pool insurance policy. Certain pool mortgage insurance policies have specified loss deductibles that must be met before we are entitled to recover under the policy. Pool insurance proceeds are generally received five to six months after disposition of the underlying property. At both December 31, 2008 and 2007, in connection with PCs and Structured Securities backed by single-family mortgage loans, excluding the loans that are underlying single-family Structured Transactions, we had maximum coverage totaling $3.8 billion in pool insurance.

Other forms of credit enhancements on our single-family mortgage portfolio include government guarantees, collateral (including cash or high-quality marketable securities) pledged by a lender, excess interest and subordinated security structures. At December 31, 2008 and 2007, in connection with PCs and Structured Securities backed by single-family mortgage loans, excluding the loans that are underlying single-family Structured Transactions, the maximum amount of losses we could recover under other forms of credit enhancements was $0.5 billion and $0.5 billion, respectively.

144	Freddie Mac

The table below provides information on credit enhancements and credit performance for our single-family Structured Transactions.

Table 57 — Credit Enhancement, or CE, and Credit Performance of Single-Family Structured Transactions(1)

	Unpaid Principal Balance						Credit Losses(4)
	at December 31,				Average CE	Delinquency	Year Ended December 31,
Structured Transaction Type	2008		2007		Coverage(2)	Rate(3)	2008	2007
	(in millions)						(in millions)

Pass-through	$18,335	(5)	$12,779	(5)	0.00%	2.56%	$77	$5
Overcollateralization	5,250		6,544		19.08%	18.77%	3	0

Total Single-Family Structured Transactions	$23,585		$19,323		4.25%	7.23%	$80	$5

(1)	We primarily execute two types of Structured Transactions: those using securities with senior/subordinated structures as well as other forms of credit enhancements, which represent the amount of protection against financial loss, and those without such structures, which we categorize as pass-through transactions. Credit enhancement percentages for each category are calculated based on information available from third-party financial data providers and exclude certain loan-level credit enhancements, such as private mortgage insurance, that may also afford additional protection to us.
(2)	Average credit enhancement represents a weighted-average coverage percentage, is based on unpaid principal balances and includes overcollateralization and subordination at December 31, 2008.
(3)	Based on the number of loans that are past due 90 days or more, or in the process of foreclosure at December 31, 2008.
(4)	Represents the total of our guaranteed payments that has exceeded the remittances of the underlying collateral and includes amounts charged-off during the period. Charge-offs are the amount of contractual principal balance that has been discharged in order to satisfy the mortgage and extinguish our guarantee.
(5)	Includes $1.9 billion and $2.1 billion at December 31, 2008 and 2007, respectively, that are securitized FHA/VA loans, for which those agencies provide recourse for 100% of qualifying losses associated with the loan.

The delinquency rates associated with single-family Structured Transactions have increased significantly during 2008 compared to prior years. Although our credit losses to date have been mitigated to a large extent by credit enhancement, we have increased our provision for credit losses on these securities during 2008 since significantly less credit enhancement remains for these transactions. Our credit losses on Structured Transactions during 2008 are principally related to option ARM loans underlying several of these transactions. We are actively monitoring the credit performance of the loans underlying these Structured Transactions, particularly those originated during 2006 and 2007, and we will continue to work with the servicers of these loans on their loss mitigation efforts in 2009.

We also use credit enhancements to mitigate risk on certain multifamily mortgages and mortgage revenue bonds. The types of credit enhancements used for multifamily mortgage loans include recourse to the mortgage seller, third-party guarantees or letters of credit, cash escrows, subordinated participations in mortgage loans or structured pools, sharing of losses with sellers, and cross-default and cross-collateralization provisions. Cross-default and cross-collateralization provisions typically work in tandem. With a cross-default provision, if the loan on a property goes into default, we have the right to declare specified other mortgage loans of the same borrower or certain of its affiliates to be in default and to foreclose those other mortgages. In cases where the borrower agrees to cross-collateralization, we have the additional right to apply excess proceeds from the foreclosure of one mortgage to amounts owed to us by the same borrower or its specified affiliates relating to other multifamily mortgage loans we own. At December 31, 2008 and 2007, in connection with multifamily mortgage loans owned by us and underlying PCs and Structured Securities, but excluding Structured Transactions, we had credit enhancements as described above, which provide for reimbursement of default losses up to a maximum totaling $3.3 billion and $1.2 billion, respectively, excluding coverage under cross-collateralization and cross-default provisions.

Other Credit Risk Management Activities

To compensate us for unusual levels of risk in some mortgage products, we may charge upfront delivery fees above a base management and guarantee fee, which is calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and other loan or borrower attributes. In addition, we occasionally use financial incentives and credit derivatives in situations where we believe they will benefit our credit risk management strategy. These arrangements are intended to reduce our credit-related expenses, thereby improving our overall returns.

During 2008, we implemented certain increases in delivery fees, which are paid at the time of securitization. These increases included a 25 basis point fee assessed on all loans purchased or guaranteed through flow-business channels, as well as higher or new upfront fees for certain mortgages deemed to be higher-risk based on product type, property type, loan purpose, LTV ratio and/or borrower credit scores. We negotiated increases in our contractual fee rates for PC issuances through bulk channels throughout 2008 in response to increases in market pricing of mortgage credit risk. Certain of our planned increases in delivery fees that were to be implemented in November 2008, including an additional 25 basis point increase in fees for flow-business purchases, were cancelled. During the fourth quarter of 2008, we made significant changes to delivery fee schedules that take effect for settlements on and after January 2, 2009, including increasing certain delivery fees based on combinations of LTV ratios, credit scores, product types and other characteristics. The appointment of FHFA as Conservator and the Conservator’s subsequent directive that we provide increased support to the mortgage market has

145	Freddie Mac

affected guarantee pricing decisions by limiting our ability to adjust our fees for current expectations of credit risk, and will likely continue to do so.

We have also entered into credit derivatives on specified mortgage-related assets that in most cases are intended to limit our exposure to credit default losses. The fair value of these credit derivatives was not material at either December 31, 2008 or 2007. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Use of Derivatives and Interest-Rate Risk Management — Types of Derivatives — Credit Derivatives” for further discussion.

Portfolio Diversification

A key characteristic of our credit risk portfolio is diversification along a number of critical risk dimensions. We continually monitor a variety of mortgage loan characteristics which may affect the default experience on our overall mortgage portfolio, such as product mix, LTV ratios and geographic concentrations.

Mortgage Portfolio Characteristics

As previously noted, we seek to manage credit risk in our single-family mortgage portfolio by varying our pricing for our management and guarantee fees based on the risk we assume and by using our underwriting and quality control processes. Our underwriting process evaluates mortgage loans using several critical risk characteristics, such as credit score, LTV ratio and occupancy type. Table 58 provides characteristics of our single-family new business purchases in 2008, 2007 and 2006, and of our single-family mortgage portfolio at December 31, 2008, 2007 and 2006.

146	Freddie Mac

Table 58 — Characteristics of Single-Family Mortgage Portfolio(1)

	Purchases During
	the Year Ended			Portfolio at
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
Original LTV Ratio Range(2)

Less than 60%	24%	18%	19%	22%	22%	24%
Above 60% to 70%	16	14	14	16	16	16
Above 70% to 80%	40	49	54	46	47	46
Above 80% to 90%	11	8	7	8	8	7
Above 90% to 100%	9	11	6	8	7	7
Above 100%	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	71%	74%	73%	72%	71%	70%

Estimated Current LTV Ratio Range(3)

Less than 60%				32%	41%	52%
Above 60% to 70%				13	15	18
Above 70% to 80%				16	19	20
Above 80% to 90%				16	15	8
Above 90% to 100%				10	7	2
Above 100%				13	3	—

Total				100%	100%	100%

Weighted average estimated current LTV ratio				72%	63%	57%

Credit Score(4)

740 and above	53%	42%	42%	46%	45%	45%
700 to 739	22	22	24	23	23	23
660 to 699	15	19	19	17	18	18
620 to 659	7	11	10	9	9	9
Less than 620	3	6	5	4	4	4
Not available	—	—	—	1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score	734	718	720	725	723	725

Loan Purpose

Purchase	41%	47%	53%	40%	40%	37%
Cash-out refinance	31	32	32	30	30	29
Other refinance	28	21	15	30	30	34

Total	100%	100%	100%	100%	100%	100%

Property Type

1 unit	97%	97%	97%	97%	97%	97%
2-4 units	3	3	3	3	3	3

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	89%	89%	89%	91%	91%	92%
Second/vacation home	6	5	6	5	5	5
Investment	5	6	5	4	4	3

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the unpaid principal balance of the single-family mortgage portfolio excluding Structured Securities backed by Ginnie Mae certificates and certain Structured Transactions. Structured Transactions with ending balances of $2 billion, $6 billion and $5 billion at December 31, 2008, 2007 and 2006, respectively, are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data is not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchases we made during 2008, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. Including secondary financing, the total LTV ratios above 90% were 14% at both December 31, 2008 and 2007.
(4)	Credit score data is as of mortgage loan origination and is based on FICO scores.

Loan-to-Value Ratios

An important safeguard against credit losses for mortgage loans in our single-family non-credit-enhanced portfolio is provided by the borrowers’ equity in the underlying properties. As discussed above in “Credit Enhancements,” our charter generally requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified

147	Freddie Mac

credit enhancements or participation interests. In addition, we employ other types of credit enhancements, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures.

As shown in the table above, the percentage of loans with estimated current LTV ratios greater than 100% has increased from 3% at December 31, 2007 to 13% of our single-family mortgage portfolio as of December 31, 2008. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property and purchase a less expensive home or move to a rental property. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and thus is more likely to default than other borrowers, regardless of the borrower’s financial condition. For the approximately 39% and 25% of single-family mortgage loans with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 714 and 708 at December 31, 2008 and 2007, respectively.

Credit Score

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO scores are the most commonly used credit scores today. FICO scores are ranked on a scale of approximately 300 to 850 points. Statistically, consumers with higher credit scores are more likely to repay their debts as expected than those with lower scores. At December 31, 2008, 2007 and 2006, the weighted average credit score for our single-family mortgage portfolio (based on the credit score at origination) was 725, 723 and 725, respectively.

Loan Purpose

Mortgage loan purpose indicates how the borrower intends to use the funds from a mortgage loan. The three general categories are purchase, cash-out refinance and other refinance. In a purchase transaction, funds are used to acquire a property. In a cash-out refinance transaction, in addition to paying off existing mortgage liens, the borrower obtains additional funds that may be used for other purposes, including paying off subordinate mortgage liens and providing unrestricted cash proceeds to the borrower. In other refinance transactions, the funds are used to pay off existing mortgage liens and may be used in limited amounts for certain specified purposes; such refinances are generally referred to as “no cash-out” or “rate and term” refinances. Other refinance transactions also include refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction. The percentage of purchase mortgages in our single-family portfolio acquisition volume has declined in each of the last three years. Due to continued declines in mortgage interest rates, current economic conditions, and the prevalence of modification programs we expect this trend will continue.

Property Type

Single-family mortgage loans are defined as mortgages secured by housing with up to four living units. Mortgages on one-unit properties tend to have lower credit risk than mortgages on multiple-unit properties.

Occupancy Type

Borrowers may purchase a home as a primary residence, second/vacation home or investment property that is typically a rental property. Mortgage loans on properties occupied by the borrower as a primary residence tend to have a lower credit risk than mortgages on investment properties or secondary residences.

Geographic Concentration

Because our business involves purchasing mortgages from every geographic region in the U.S., we maintain a geographically diverse single-family mortgage portfolio. While our single-family mortgage portfolio’s geographic distribution was relatively stable from 2006 to 2008 and remains broadly diversified across these regions, we were negatively impacted by material home price declines in each region during 2008. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for more information concerning the distribution of our single-family mortgage portfolio by geographic region.

Mortgage Product Types

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

The primary mortgage products within our single-family mortgage portfolio are conventional first lien, fixed-rate mortgage loans. We did not purchase any second lien mortgage loans in 2008 or 2007. However, during the past several years, there was a rapid proliferation of mortgage product types designed to address a variety of borrower and lender needs,

148	Freddie Mac

including issues of affordability and reduced income documentation requirements. While features of these products have been on the market for some time, their prevalence in the market and in our total mortgage portfolio increased in 2006 and 2007. Despite an increase in adjustable-rate and optional payment mortgages in the origination market in the last few years, mortgage loans and loans underlying our PCs and Structured Securities are predominately single-family long-term fixed-rate products.

Adjustable-Rate, Interest-Only and Option ARM Loans

These mortgages are designed to offer borrowers greater choices in their payment terms. Adjustable-rate mortgages typically have initial periods during which the interest rate is fixed. After this initial period, which can typically range from two to ten years, the interest rate on the loan will then periodically reset based on a current market rate. Interest-only mortgages allow the borrower to pay only interest for a fixed period of time before the loan begins to amortize. Option ARM loans permit a variety of repayment options, which include minimum, interest only, fully amortizing 30-year and fully amortizing 15-year payments. Minimum payment option loans allow the borrower to make monthly payments that are less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. At a specified date, the payment terms are recast, which can result in substantial increases in monthly payments by the borrower. There are approximately $10.8 billion and $12.8 billion of option ARM mortgage loans, including some MTA loans, which are a type of option ARM, underlying our Structured Transactions as of December 31, 2008 and 2007, respectively. Originations of interest-only and option ARM loans in the market declined substantially in 2008. Our purchases of interest-only mortgage products decreased in 2008, representing approximately 6% of our single-family mortgage portfolio purchases compared to approximately 20% in 2007. We did not purchase any option ARM mortgage loans during 2008 and 2007. At December 31, 2008 and 2007, interest-only and option ARM loans collectively represented approximately 9% and 10%, respectively, of the unpaid principal balance of our single-family mortgage portfolio. We also invest in non-agency mortgage-related securities backed by MTA adjustable-rate mortgage loans. As of December 31, 2008 and 2007, we had $19.6 billion and $21.2 billion, respectively, of non-agency mortgage related securities classified as having MTA loans as collateral. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Mortgage-Related Investments Portfolio” for credit statistics and other information, including discussion of our impairment on certain of these securities.

Table 59 presents information for single-family mortgage loans underlying our PCs and Structured Securities, excluding Structured Transactions, at December 31, 2008 that contain adjustable payment terms. The reported balances in the table are aggregated by adjustable-rate loan product type and categorized by year of the next scheduled contractual reset date. At December 31, 2008, approximately 35% of the adjustable-rate single-family mortgage loans underlying our PCs and Structured Securities are scheduled to have interest rates that reset in 2009 or 2010. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Table 59 — Single-Family Scheduled Adjustable-Rate Resets by Year at December 31, 2008(1)

	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)

ARMs/amortizing	$27,801	$16,509	$10,741	$7,306	$8,110	$10,286	$80,753
ARMs/interest-only	5,523	16,970	25,615	29,199	18,165	26,057	121,529
Balloon/resets	2,256	5,659	2,474	758	292	95	11,534

Adjustable-rate loans(2)	$35,580	$39,138	$38,830	$37,263	$26,567	$36,438	$213,816

(1)	Based on the unpaid principal balances of mortgage products that contain adjustable-rate interest provisions. These reported balances are based on the unpaid principal balance of the underlying mortgage loans and do not reflect the publicly-available security balances we use to report the composition of our PCs and Structured Securities. Excludes mortgage loans underlying Structured Transactions since the adjustable-rate reset information was not available for these loans.
(2)	Represents the portion of the unpaid principal balances that are scheduled to reset during the period specified above.

Higher Risk Combinations

Combining certain loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency and default and higher credit losses. However, our participation in these categories generally contributes to our affordable housing goals. At December 31, 2008, approximately 1% of mortgage loans in our single-family mortgage portfolio were made to borrowers with credit scores below 620 and had first lien, original LTV ratios, greater than 90% at the time of mortgage origination. In addition, as of December 31, 2008, 4% of Alt-A single-family loans we own or have guaranteed were made to borrowers with credit scores below 620 at mortgage origination. In prior years, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on first lien mortgages. Including this secondary financing by third parties, we estimate that the percentage of first lien loans we own or have guaranteed that had total original LTV ratios above 90% at origination was approximately 14% at both December 31, 2008 and 2007.

149	Freddie Mac

Subprime Loans

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards such as limited or no documentation of a borrower’s income. The subprime market helps certain borrowers by broadening the availability of mortgage credit. While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Combinations” for further information). In addition, we estimate that approximately $5 billion and $6 billion of security collateral underlying our Structured Transactions at December 31, 2008 and 2007, respectively, were classified as subprime, based on our classification that they are also higher-risk loan types.

On July 8, 2008, the American Securitization Forum, or ASF, working with various constituency groups as well as representatives of U.S. federal government agencies, updated the Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime ARM Loans, or the ASF Framework, which the ASF originally issued in 2007. The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention efforts in an attempt to reduce the number of U.S. subprime residential mortgage borrowers who might default because the borrowers cannot afford the increased payments after the interest rate is reset, or adjusted, on their mortgage loans. The ASF Framework is focused on subprime, first-lien ARMs that have an initial fixed interest rate period of 36 months or less, are included in securitized pools, were originated between January 1, 2005 and July 31, 2007, and have an initial interest rate reset date between January 1, 2008 and July 31, 2010 (defined as “Subprime ARM Loans” within the ASF Framework). Under the ASF Framework, Subprime ARM Loans are divided into the following segments:

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

As of December 31, 2008, approximately $195 million of mortgage loans that back our PCs and Structured Securities met the qualifications of segment 2, Subprime ARM Loans. However, we have not applied the approach in the ASF Framework and it has not had any impact on the off-balance sheet treatment of our PCs and Structured Securities that hold loans meeting the related Subprime ARM Loans criteria. Our loss mitigation approach for Subprime ARM Loans under the ASF Framework is the same as any other delinquent loan underlying our PCs and Structured Securities. Refer to “Loss Mitigation Activities” below for a description of our approach to loss mitigation activity.

We categorize non-agency mortgage-related securities as subprime generally if they were labeled as such at the time we purchased them. At December 31, 2008 and 2007, we held investments of approximately $75 billion and $101 billion, respectively, of non-agency mortgage-related securities backed by subprime loans. These securities include significant credit enhancement, particularly through subordination, and 58% and 100% of these securities were investment grade at December 31, 2008 and 2007, respectively. During 2008, these securities have experienced significant and rapid credit deterioration, which accelerated in the second half of 2008. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Mortgage-Related Investments Portfolio” for more information, including discussion of our evaluation of these securities for impairment.

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

150	Freddie Mac

lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, which indicate that the loan should be classified as Alt-A. We estimate that approximately $183 billion, or 10%, and $186 billion, or 11%, of the loans underlying our single-family PCs and Structured Securities at December 31, 2008 and 2007, respectively, were classified as Alt-A mortgage loans. In addition, we estimate that approximately $2 billion, or 6%, and $2 billion, or 9%, of our investments in single-family mortgage loans in our mortgage-related investments portfolio were classified as Alt-A at December 31, 2008 and 2007, respectively. For all of these Alt-A loans combined, the average credit score was 724, and the estimated current average LTV ratio, based on our first-lien exposure, was 85%. The delinquency rate for these Alt-A loans was 5.61% and 1.86% at December 31, 2008 and 2007, respectively. We implemented several changes in our underwriting and eligibility criteria in 2008 to reduce our acquisition of certain higher-risk loan products, including Alt-A loans. As a result, our purchases of single-family Alt-A mortgage loans for our total mortgage portfolio totalled $26 billion in 2008 as compared to $106 billion in 2007. Beginning March 1, 2009, we are no longer purchasing loans underwritten using reduced documentation requirements.

We also invest in non-agency mortgage-related securities backed by single-family Alt-A loans in our mortgage-related investments portfolio. We have classified these securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. A total of $25 billion and $30 billion of our single-family non-agency mortgage-related securities were backed by Alt-A and other mortgage loans at December 31, 2008 and 2007, respectively. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Mortgage-Related Investments Portfolio” for credit statistics and other information, including discussion of our evaluation of these securities for impairment.

Delinquencies

We report single-family delinquency rate information based on the number of loans that are 90 days or more past due and those in the process of foreclosure. For multifamily loans, we report delinquency rates based on net carrying values of mortgage loans 90 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent for purposes of reporting delinquency rates if the borrower is less than 90 days delinquent under the modified terms. For purposes of reporting delinquency rates, we include all the single-family loans that we own and those that back our PCs and Structured Securities for which we actively manage the credit risk. Consequently, we exclude that portion of our Structured Securities that are backed by Ginnie Mae Certificates and our Structured Transactions. We exclude Structured Securities backed by Ginnie Mae Certificates because these securities do not expose us to meaningful amounts of credit risk due to the guarantee provided on these securities by the U.S. government. We exclude Structured Transactions because these securities are backed by non-Freddie Mac securities and consequently, we do not service the underlying loans and do not perform primary loss mitigation. Many of these securities are significantly credit enhanced through subordination and are not representative of the loans for which we have primary, or first loss, exposure. Structured Transactions represented approximately 1% of our total mortgage portfolio at both December 31, 2008 and 2007. See “NOTE 6: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 6.6 — Delinquency Performance” to our consolidated financial statements for the delinquency performance of our single-family and multifamily mortgage portfolios, including Structured Transactions. Table 60 presents regional single-family delinquency rates for non-credit enhanced loans, excluding those underlying our Structured Transactions.

Table 60 — Single-Family — Delinquency Rates, Excluding Structured Transactions — by Region(1)

	December 31, 2008		December 31, 2007		December 31, 2006
	Percent of		Percent of		Percent of
	Unpaid Principal	Delinquency	Unpaid Principal	Delinquency	Unpaid Principal	Delinquency
	Balance(2)	Rate	Balance(2)	Rate	Balance(2)	Rate

Northeast(1)	24%	0.96%	24%	0.39%	24%	0.24%
Southeast(1)	18	1.87	18	0.59	18	0.30
North Central(1)	19	0.98	20	0.48	21	0.32
Southwest(1)	13	0.68	13	0.32	13	0.26
West(1)	26	1.67	25	0.42	24	0.12

	100%		100%		100%

Total non-credit-enhanced — all regions		1.26		0.45		0.25
Total credit-enhanced — all regions		3.79		1.62		1.30
Total single-family portfolio, excluding Structured Transactions		1.72		0.65		0.42

(1)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(2)	Based on mortgage loans in our mortgage-related investments portfolio and PCs and Structured Securities issued, excluding that portion of Structured Securities that is backed by Ginnie Mae Certificates.

The impact of the weak housing market was first evident during 2007 in areas of the country where unemployment rates had been relatively high, such as the North Central region. However, during 2008, home prices declined broadly across the U.S. and in many geographical areas, particularly in parts of the West, Southeast and North Central regions, where these

151	Freddie Mac

declines have been combined with increased rates of unemployment and weakness in home sales. We experienced significant increases in delinquency rates throughout 2008, which have been most severe in the West and Southeast regions, particularly in the states of California, Florida, Nevada and Arizona. For example, as of December 31, 2008, single-family loans in the state of Florida comprised 7% of our single-family mortgage portfolio based on unpaid principal balances; however, this state made up approximately 21% of the delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances. To assist the greater numbers of borrowers becoming past due on their loans, we substantially increased our use of loan modifications during 2008, which improves our delinquency rates to the extent that the borrowers remain current under the modified terms. However, as the decline in economic conditions has been protracted, we have also experienced an increased incidence of redefault during 2008 on loans that have been modified. If economic conditions do not improve, we expect these trends to continue in 2009.

In addition to rising levels of home ownership in the U.S., our single-family mortgage portfolio has been affected by the heavy refinance volumes that occurred during the last three years. Consequently, many of the loans in the portfolio were originated during that period. At December 31, 2008, approximately 49% of our single-family mortgage portfolio consisted of mortgage loans originated in 2008, 2007 or 2006, which have experienced higher rates of delinquency in the earlier years of their terms as compared to our historical experience. We attribute this increase to a number of factors, including: (a) an environment of decreasing home sales and broadly declining home prices, (b) the expansion of credit terms under which loans were underwritten during 2006 and 2007, and (c) an increase in the origination and our purchase of interest-only and Alt-A mortgage products that have higher inherent credit risk than traditional fixed-rate mortgage products. In addition, the delinquency rates for our mortgage loans originated in 2008 remain relatively high due to deteriorating home prices and increasing unemployment rates, despite having a greater proportion of higher quality, fixed-rate mortgages. Table 61 presents delinquency information for our single-family mortgage portfolio based on year of origination.

Table 61 — Single-Family Mortgages by Year of Origination

	December 31,
	2008			2007			2006
	Percent of		Non-Credit-	Percent of		Non-Credit-	Percent of		Non-Credit-
	Single-Family	Total	Enhanced	Single-Family	Total	Enhanced	Single-Family	Total	Enhanced
	Unpaid Principal	Delinquency	Delinquency	Unpaid Principal	Delinquency	Delinquency	Unpaid Principal	Delinquency	Delinquency
Year of Origination	Balance	Rate(1)	Rate(1)	Balance	Rate(1)	Rate(1)	Balance	Rate(1)	Rate(1)

Pre-2000	2%	1.53%	1.04%	3%	0.99%	0.64%	4%	0.96%	0.58%
2000	< 1	3.95	2.60	< 1	2.66	1.63	< 1	2.97	1.83
2001	2	1.56	1.00	2	1.01	0.60	3	1.05	0.60
2002	5	0.95	0.62	6	0.61	0.37	9	0.56	0.32
2003	16	0.58	0.40	20	0.32	0.20	26	0.25	0.15
2004	11	1.10	0.75	13	0.57	0.35	16	0.39	0.22
2005	15	1.93	1.40	18	0.77	0.51	23	0.31	0.19
2006	15	3.48	3.12	18	1.05	0.89	19	0.12	0.09
2007	19	3.46	2.65	20	0.45	0.35	—	—	—
2008	15	0.56	0.28	—	—	—	—	—	—

Total(2)	100%	1.72	1.26	100%	0.65	0.45	100%	0.42	0.25

(1)	Based on the number of mortgage loans in our single-family mortgage portfolio and excluding certain Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

(2)	Our delinquency rates for the single-family mortgage portfolio including Structured Transactions were 1.83%, 0.76% and 0.54% at December 31, 2008, 2007 and 2006, respectively.

In support of our servicers who are increasing their efforts to assist troubled borrowers avoid foreclosure, we announced in July 2008 that we have extended the timeframe for completion of the foreclosure process in certain states. In addition, many states, including Florida, already have relatively long foreclosure processes. As more fully discussed in “Loss Mitigation Activities” below, we announced a Streamlined Modification Program and suspended all foreclosure sales on occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. These modification and suspension actions as well as the longer foreclosure process timeframes of certain states experiencing significant home price declines have, in part, caused our delinquency rates to increase more rapidly in 2008, as loans that would have been foreclosed have instead remained in delinquent status. Until economic conditions moderate and fundamentals of the housing market improve, we expect our delinquency rates to continue to rise. In general, our suspension or delays of foreclosure sales and any imposed delays in foreclosure by regulatory or governmental agencies will cause our delinquency rates to rise more rapidly. The net effect on our results from implementation of broad-based loan modification programs, such as the Streamlined Modification Program and initiatives under the HASP, or the implementation of governmental actions or programs that expand the ability of delinquent borrowers to refinance into more affordable loans is uncertain. These modification efforts may not reduce our eventual credit losses.

Increases in delinquency rates occurred in all product types during 2008, but were most significant for interest-only and adjustable-rate mortgage loans as well as all products underwritten with lower documentation standards that we categorize as

152	Freddie Mac

Alt-A. Table 62 presents the delinquency rates of our single-family mortgages on our consolidated balance sheets and those that underlie our PCs and Structured Securities, categorized by product type.

Table 62 — Single-Family — Delinquency Rates — By Product

	Non-Credit-Enhanced, December 31,
	2008		2007		2006
	Percent of		Percent of		Percent of
	Number of		Number of		Number of
	Single-Family	Delinquency	Single-Family	Delinquency	Single-Family	Delinquency
	Loans	Rate	Loans	Rate	Loans	Rate

Conventional:
30-year amortizing fixed-rate(1)	61%	1.14%	60%	0.46%	55%	0.31%
15-year amortizing fixed-rate	27	0.33	29	0.18	34	0.14
ARMs/adjustable-rate	4	1.87	4	0.36	6	0.26
Interest-only	5	6.90	5	1.85	3	0.30
Balloon/resets	1	1.04	1	0.33	1	0.19

Total mortgage loans, PCs and Structured Securities	98	1.26	99	0.45	99	0.25

Structured Transactions	2	2.21	1	1.88	1	0.22

Total mortgage portfolio	100%	1.27	100%	0.45	100%	0.25

Number of single-family loans (in millions)	10.32		10.10		9.23

	Credit-Enhanced(2), December 31,
	2008		2007		2006
	Percent of		Percent of		Percent of
	Number of		Number of		Number of
	Single-Family	Delinquency	Single-Family	Delinquency	Single-Family	Delinquency
	Loans	Rate	Loans	Rate	Loans	Rate

Conventional:
30-year amortizing fixed-rate(1)	82%	3.51%	80%	1.60%	75%	1.32%
15-year amortizing fixed-rate	5	1.07	5	0.63	7	0.64
ARMs/adjustable-rate	4	4.97	4	1.14	6	1.21
Interest-only	4	11.53	4	3.11	3	1.05
Balloon/resets	< 1	3.35	< 1	1.55	1	0.98
FHA/VA	1	4.17	2	2.96	2	2.99
USDA Rural Development and other federally guaranteed loans	1	4.39	1	2.85	1	2.65

Total mortgage loans, PCs and Structured Securities	97	3.79	96	1.62	95	1.30

Structured Transactions(3)	3	18.32	4	13.79	5	14.43

Total mortgage portfolio	100%	4.27	100%	2.14	100%	1.93

Number of single-family loans (in millions)	2.34		2.23		1.95

	Total, December 31,
	2008		2007		2006
	Percent of		Percent of		Percent of
	Number of		Number of		Number of
	Single-Family	Delinquency	Single-Family	Delinquency	Single-Family	Delinquency
	Loans	Rate	Loans	Rate	Loans	Rate

Conventional:
30-year amortizing fixed-rate(1)	66%	1.69%	64%	0.72%	60%	0.54%
15-year amortizing fixed-rate	23	0.36	25	0.20	29	0.16
ARMs/adjustable-rate	4	2.40	4	0.50	6	0.44
Interest-only	5	7.59	5	2.03	3	0.44
Balloon/resets	< 1	1.20	1	0.41	1	0.25
FHA/VA	< 1	4.17	< 1	2.96	< 1	2.99
USDA Rural Development and other federally guaranteed loans	< 1	4.39	< 1	2.85	< 1	2.65

Total mortgage loans, PCs and Structured Securities	98	1.72	99	0.65	99	0.42

Structured Transactions(3)(4)	2	7.23	1	9.86	1	8.36

Total mortgage portfolio	100%	1.83	100%	0.76	100%	0.54

Number of single-family loans (in millions)	12.66		12.33		11.18

(1)	Includes 40-year and 20-year fixed-rate mortgages.
(2)	Credit-enhanced loans are primarily those mortgage loans for which a third party has primary default risk. The total credit-enhanced unpaid principal balance as of December 31, 2008, 2007 and 2006 was $357 billion, $326 billion and $266 billion, respectively, for which the maximum coverage of third party primary liability was $75 billion, $55 billion and $58 billion, respectively.
(3)	Structured Transactions generally have underlying mortgage loans with a variety of risk characteristics. Structured Transactions with credit enhancement represent those using collateral securities that benefit from senior/subordinated structures as well as other forms of credit enhancements, which represent the amount of protection against financial loss. Credit enhancement data is based on information from third-party financial data providers.
(4)	Includes $11 billion, $13 billion and $19 billion of option ARM loans that are underlying our Structured Transactions as of December 31, 2008, 2007 and 2006, respectively.

153	Freddie Mac

Loans Purchased Under Financial Guarantees

As securities administrator, we are required to purchase a mortgage loan from a mortgage pool if a court of competent jurisdiction or a duly authorized federal government agency determines that our purchase of the mortgage was unauthorized and a cure is not practicable without unreasonable effort or expense, or if such a court or government agency requires us to repurchase the mortgage. Additionally, we are required to purchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. For the years ended December 31, 2008 and 2007, we repurchased $2.0 billion and $593 million, respectively, of such convertible ARMs and balloon/reset loans. The increase in these repurchases during 2008 was primarily due to higher volumes of convertible ARM loans we securitized during 2005 to 2007, which was a period of generally declining mortgage interest rates.

As guarantor, we also have the right to purchase mortgages that back our PCs and Structured Securities (other than Structured Transactions) from the underlying loan pools in certain circumstances, such as when they are significantly past due. This right to repurchase collateral is known as our repurchase option. Effective December 2007, we made certain operational changes for purchasing delinquent loans from PC pools, which significantly reduced the volume of our delinquent loan purchases. See “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — PC Trust Documents” for further information. We may consider further changes to our practice concerning our election to repurchase single-family mortgage loans during 2009, in order to manage our capital and cash flow or other factors. We record at fair value loans that we purchase in connection with our performance under our financial guarantees and record losses on certain loans purchased on our consolidated statements of operations in order to reduce our net investment in such loans to their fair value. The table below presents activities related to loans acquired under financial guarantees and reduced to fair value during 2008 and 2007.

Table 63 — Changes in Loans Purchased Under Financial Guarantees(1)

	2008
	Unpaid	Purchase	Loan Loss
	Principal Balance	Discount	Reserves	Net Investment
	(in millions)

Beginning balance	$7,001	$(1,767)	$(2)	$5,232
Purchases of loans	5,570	(2,308)	—	3,262
Provision for credit losses	—	—	(89)	(89)
Principal repayments	(768)	263	2	(503)
Troubled debt restructurings(2)	(175)	49	1	(125)
Foreclosures, transferred to REO	(2,106)	666	8	(1,432)

Ending balance(3)	$9,522	$(3,097)	$(80)	$6,345

	2007
	Unpaid	Purchase	Loan Loss
	Principal Balance	Discount	Reserves	Net Investment
	(in millions)

Beginning balance	$2,983	$(220)	$—	$2,763
Purchases of loans	8,833	(2,364)	—	6,469
Provision for credit losses	—	—	(12)	(12)
Principal repayments	(1,486)	197	4	(1,285)
Troubled debt restructurings	(694)	129	—	(565)
Foreclosures, transferred to REO	(2,635)	491	6	(2,138)

Ending balance(3)	$7,001	$(1,767)	$(2)	$5,232

(1)	Consists of seriously delinquent or modified loans purchased at our option in performance of our financial guarantees and in accordance with Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” or SOP 03-3.
(2)	Excludes modifications involving capitalization, or addition, of past due amounts to the balance of the loan to return to current status during 2008.
(3)	Includes loans that have subsequently returned to current status under the original loan terms.

Our net investment in loans purchased under our financial guarantees with reductions to fair value increased approximately 21% in 2008. We purchased approximately $5.6 billion in unpaid principal balances of these loans with a fair value at acquisition of $3.3 billion during 2008. Loans acquired in 2008 added approximately $2.3 billion of purchase discount, which is comprised of $0.7 billion that was previously recorded on our consolidated balance sheets as loan loss reserve and $1.6 billion of losses on loans purchased. We expect repurchase activity to increase in 2009 because the volume of our loan modifications is expected to significantly increase and many more of our delinquent loans will reach 24 months of delinquency. We expect that we will continue to incur significant losses on the purchase of delinquent or modified loans in 2009. However, the volume and severity of these losses is dependent on many factors, including the effects of our change in practice for repurchases and changes in fair values of delinquent or modified loans, which are impacted by regional changes in home prices.

As of December 31, 2008, the cure rates for delinquent or modified loans purchased out of PCs during 2008 and 2007 were approximately 67% and 40%, respectively. The cure rate is the percentage of loans purchased from PCs under our

154	Freddie Mac

financial guarantee that have returned to current status, or have been paid off, divided by the total loans purchased from PCs under our financial guarantee. Our cure rates for loans purchased out of PCs during 2008 are not directly comparable to prior year rates due to the impact of our operational changes for purchasing delinquent loans made in December 2007. As a result of these operational changes, we have principally purchased loans that have undergone significant loss mitigation efforts, including those that have been modified. Consequently, we began purchasing an increasing number of foreclosed single-family properties directly out of PC pools during 2008 as compared to the same period in 2007. Although our operational change decreased the number of loans we would have otherwise purchased, it had no effect on our loss mitigation efforts nor does it change the ultimate credit losses upon resolution of the loan. However, this operational change will continue to have a significant impact on our cure rate statistics for the loans we purchase under financial guarantees in 2009, because delinquent loans, that prior to the operational change would have been purchased from the pools will now generally remain in the pools until they are modified, foreclosed or cure within the PC pool. Those mortgages that remained in the pools, and reperformed or proceeded to foreclosure during 2008 are not included in these cure rate statistics. During 2008 and 2009, past due loans that remain delinquent are purchased from the pools at dates generally later than before the operational change.

Table 64 shows the status of delinquent single-family loans purchased under financial guarantees during each period.

Table 64 — Status of Delinquent Single-Family Loans Purchased Under Financial Guarantees(1)

Status as of December 31, 2008
	2008
	Q4	Q3	Q2	Q1	2008(2)	2007(2)	2006(2)

Cured, with modifications(2)	63%	64%	61%	59%	62%	8%	9%
Cured, without modifications:
Returned to less than 90 days past due	5	3	3	4	4	16	19
Loans repaid in full or repurchased by lenders	—	1	2	2	1	16	27

Total cured	68	68	66	65	67	40	55
90 days or more delinquent	32	31	30	31	31	17	10
REO/foreclosure alternatives(3)	—	1	4	4	2	43	35

Total	100%	100%	100%	100%	100%	100%	100%

Status as of the End of Each Respective Period
	2008
	Q4	Q3	Q2	Q1	2008(2)	2007(2)	2006(2)

Cured, with modifications(2)	63%	65%	63%	72%	62%	5%	6%
Cured, without modifications:
Returned to less than 90 days past due	5	5	7	10	4	20	25
Loans repaid in full or repurchased by lenders	—	1	1	—	1	9	14

Total cured	68	71	71	82	67	34	45
90 days or more delinquent	32	29	29	18	31	43	38
REO/foreclosure alternatives(3)	—	—	—	—	2	23	17

Total	100%	100%	100%	100%	100%	100%	100%

Number of delinquent or modified loans purchased(4)	16,800	7,100	4,500	2,800	31,200	58,900	42,000

(1)	Percentages are based on number of single-family delinquent or modified loans purchased under our guarantee and reduced to fair value in accordance with SOP 03-3 during each respective period.
(2)	Consists of loans that are less than 90 days past due under modified terms.
(3)	Consists of foreclosures, pre-foreclosure sales, sales of real estate owned to third parties, and deeds in lieu of foreclosure.
(4)	Rounded to hundreds of units.

As of December 31, 2008, the status of 2008 loans purchased under our financial guarantees above reflects an increase in the cure rate and a significant decrease in the percentage of those loans with REO and foreclosure alternative outcomes when compared to the status of 2007 delinquent loan purchases. The increase in cure rate and decline in the percentage of those loans proceeding to foreclosure or foreclosure alternatives reflect the change in our operational practice with respect to purchases of delinquent loans discussed above. We believe that the percentage of delinquent loans purchased during 2008 that remain delinquent should decline during 2009 since these cure rates do not fully reflect our current modification efforts due to the significant time required to complete the loan resolution process. We believe that a quarterly and annual presentation of these cure rate statistics is important to illustrate both the lag effect of the resolution process inherent in delinquent loans as well as the poorer performance of delinquent loans that we purchased out of PC pools and modified during 2008 as compared to prior years. We have increased our mitigation activity, including modifications where we agree to reduce the interest rate of the loan and to add delinquent amounts to the balance of the loan to bring the borrower current. However, during 2008 we also experienced an increased incidence of loans returning to delinquent status, or that redefault, on loans that have been modified. This is shown in the table above by comparing the cure rates as of the end of each respective period (bottom half of the table) with the cure rates as of December 31, 2008. We expect that continued

155	Freddie Mac

deterioration in home prices and home sales activity during 2009 will continue to negatively impact our cure rates and redefault rates on modified loans.

Loss Mitigation Activities

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in delinquent mortgages and providing alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and support fulfillment of our mission by assisting borrowers in retaining homeownership. Our seller/servicers have a key role in the success of our loss mitigation activities. The significant increases in delinquent loan volume and the deteriorating conditions of the mortgage market during 2008 placed a strain on the loss mitigation resources of many of our seller/servicers. A decline in the performance of any seller/servicers in loss mitigation efforts could result in missed opportunities for modifications and an increase in our credit losses. Foreclosure alternatives are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties.

Our foreclosure alternatives include:

•	Repayment plans, which are contractual plans to make up past due amounts. They mitigate our credit losses because they assist borrowers in returning to compliance with the original terms of their mortgages.

•	Loan modifications, which involve adding outstanding indebtedness, such as delinquent interest, to the unpaid principal balance of the loan or changing other terms of a mortgage as an alternative to foreclosure. We typically examine the borrower’s capacity to make payments under the new terms by reviewing the borrower’s qualifications, including income and other indebtedness. Loan modifications include either: (a) those that result in a concession to the borrower, which are situations in which we do not expect to recover the full original principal or interest due under the original loan terms, or (b) those that do not result in a concession to the borrower, such as those which add the past due amounts to the balance of the loan, extend the term or a combination of both. The majority of our loan modifications completed during 2008 were those in which we agreed to add the past due amounts to the balance of the loan and did not make a concession to the borrower with respect to the outstanding balance of the loan. However, the percentage of modifications with concessions to the borrower increased in 2008 and will likely continue to increase in 2009.

•	Forbearance agreements, under which reduced payments or no payments are required during a defined period. They provide a temporary suspension of the foreclosure process to allow additional time for the borrower to return to compliance with the original terms of the borrower’s mortgage or to implement another foreclosure alternative.

•	Pre-foreclosure sales, in which the borrower, working with the servicer, sells the home and pays off all or part of the outstanding loan, accrued interest and other expenses from the sale proceeds.

Table 65 presents the number of loans with foreclosure alternatives for 2008, 2007 and 2006.

Table 65 — Single-Family Foreclosure Alternatives(1)

	December 31,
	2008	2007	2006
	(number of loans)

Repayment plans	42,062	38,809	36,996
Loan modifications	35,084	8,105	9,348
Forbearance agreements	4,192	3,108	11,152
Pre-foreclosure sales	6,369	2,009	1,575

Foreclosure alternatives	87,707	52,031	59,071

(1)	Based on our single-family mortgage portfolio, excluding Structured Transactions, and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Due to the higher rates of delinquency in our single-family mortgage portfolio in 2008, we significantly increased our use of loan modifications and repayment plans as compared to 2007. In August 2008, we implemented a plan designed to increase the efforts of our servicers to execute foreclosure alternatives that included: (a) an increase in fee compensation paid to servicers for each repayment plan, loan modification or pre-foreclosure sale executed, (b) extending the time period for foreclosures in order to increase our ability to negotiate repayment plans and loan modifications in states with relatively fast foreclosure processes, and (c) expanding our guidelines on the types of loans eligible and conditions required for loan modification, thereby making this alternative available for a larger number of loans, including those previously modified. Also during the third quarter of 2008, in order to accelerate our loss mitigation efforts, we implemented a trial program to proactively offer modifications on some of the delinquent loans underlying our PCs that we identified using certain criteria that indicate they are more likely to proceed to foreclosure. This trial modification program did not follow our typical

156	Freddie Mac

modification process, where we evaluate the borrower’s capacity to meet the modified terms by reviewing qualifications such as income and other indebtedness. This trial program primarily involved loan modification with concessions where we reduced the interest rate on the loans but not the outstanding balance. The early results of this trial modification program indicate a significantly higher incidence of redefault on modified loans than our historical experience.

During the fourth quarter of 2008, large-scale loss mitigation programs through the use of modifications that freeze or reduce the interest rate and sometimes reduce the principal balance of a troubled borrower’s loan became increasingly prevalent in the market. For example, in October 2008, Bank of America Corporation announced a program for modifications of certain subprime and option ARM loans originated by Countrywide Financial Corporation prior to December 31, 2007. In October 2008, FHA implemented a program under the HOPE for Homeowners Program that enables refinancing of mortgages originated prior to January 1, 2008 for borrowers meeting certain criteria.

On November 11, 2008, our Conservator announced a broad-based “Streamlined Modification Program,” involving Freddie Mac, Fannie Mae, FHA, FHFA and 27 seller/servicers, which is intended to offer fast-track loan modifications to certain troubled borrowers. Effective December 15, 2008, we directed our servicers to begin offering loan modifications to troubled borrowers under this program. Such borrowers may be eligible for modifications that would reduce the borrower’s monthly payment by capitalizing past due payments, reducing interest rates, extending mortgage terms, forbearing principal, or a combination of these options. The resulting modified loans are intended to provide these borrowers with an affordable monthly payment, defined as one where the borrower’s monthly payment is no more than 38% of the household’s monthly gross income. The Streamlined Modification Program complements existing loss modification programs we utilize to avoid foreclosures. In order to allow our seller/servicers time to implement the Streamlined Modification Program and provide additional relief to troubled borrowers, we temporarily suspended all foreclosure sales on occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. We pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; however, we also have continued to proceed with aspects of the foreclosure process. In addition, we temporarily suspended the eviction process for occupants of foreclosed homes from November 26, 2008 through April 1, 2009 and announced an initiative to provide for month-to-month rentals to qualified former borrowers and tenants that occupy our newly-foreclosed single-family properties.

We expect that a significant number of delinquent loans eligible for modification under the Streamlined Modification Program and the HASP will enter forbearance during 2009. The programs require a three-month probationary period during which the borrower will be deemed in forbearance and must pay the reduced monthly payment. After the third monthly payment is received by our seller/servicers, the modification under these programs will become effective. We anticipate that this will result in a temporary increase in our forbearance volume in addition to the expected rise in modifications with concessions during 2009. We expect to purchase a significant number of loans modified under these programs from PC pools. Purchases of these loans from PC pools will likely result in recognition of increased losses on loans purchased on our consolidated statements of operations during 2009. The success of modifications under our Streamlined Modification Program and the HASP is dependent on many factors, including the ability to obtain updated information from borrowers, resources of our seller/servicers to execute the process, the employment status and financial condition of the borrower and the intent of the borrower to continue to occupy the home. In many cases, borrowers who have either overextended themselves with second liens on the property, experienced financial hardship or vacated the property will not be able to cure their delinquency through this program.

In early January 2009, legislation was introduced into Congress that is intended to stem the rate of foreclosures by allowing bankruptcy judges to modify the terms of mortgages on principal residences for borrowers in Chapter 13 bankruptcy. If enacted, this legislation could cause bankruptcy filings to rise, potentially increasing troubled debt restructurings for mortgages in our single-family mortgage portfolio and increasing our losses on loans purchased, which are recognized on our consolidated statements of operations. For more information, see “BUSINESS — Regulation and Supervision — Pending Bankruptcy Legislation” and “RISK FACTORS — Legal and Regulatory Risks — Legislation or regulation affecting the financial services, mortgage and investment banking industries may adversely affect our business activities and financial results.”

On February 18, 2009, the Obama Administration announced the HASP, which includes an initiative to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default, through various government incentives to both lenders and homeowners. We expect that our efforts under the HASP will replace those under our Streamlined Modification Program. Beginning March 7, 2009, we will suspend foreclosure sales for those loans that are eligible for modification under the HASP until our servicers determine that the borrower of such a loan is not responsive or that the loan does not qualify for a modification under HASP or any of our other alternatives to foreclosure. For more information, see “EXECUTIVE SUMMARY — Conservatorship.”

We require multifamily seller/servicers to manage mortgage loans they have sold to us in order to mitigate potential losses. For loans over $1 million, servicers must generally submit an annual assessment of the mortgaged property to us

157	Freddie Mac

based on the servicer’s analysis of financial and other information about the property. If a loan defaults, we may offer a foreclosure alternative to the borrower. For example, we may modify the terms of a multifamily mortgage loan, which gives the borrower an opportunity to bring the loan current and retain ownership of the property. Because the activities of multifamily seller/servicers are an important part of our loss mitigation process, we rate their performance regularly and conduct on-site reviews of their servicing operations to confirm compliance with our standards.

Non-Performing Assets

We classify loans in our single-family mortgage portfolio that are past due for 90 days or more (seriously delinquent) or whose contractual terms have been modified due to the financial difficulties of the borrower as non-performing assets. Similarly, we classify multifamily loans as non-performing assets if they are 90 days or more past due, if collectibility of principal and interest is not reasonably assured based on an individual loan level assessment, or if their contractual terms have been modified due to financial difficulties of the borrower. Table 66 provides detail on non-performing loans and REO assets on our consolidated balance sheets and nonperforming loans underlying our PCs, Structured Securities and long-term standby agreements.

Table 66 — Non-Performing Assets(1)

	December 31,
	2008	2007	2006	2005
	(in millions)

Non-performing mortgage loans — on balance sheet:
Single-family troubled debt restructurings:
Reperforming or less than 90 days delinquent	$2,280	$2,690	$2,219	$2,108
90 days or more delinquent	838	609	470	497
Multifamily troubled debt restructurings(2)	238	271	362	—

Total troubled debt restructurings	3,356	3,570	3,051	2,605
Other single-family non-performing loans(3)	4,915	5,300	2,952	2,889
Other multifamily non-performing loans	78	3	—	1

Total non-performing mortgage loans — on balance sheet	8,349	8,873	6,003	5,495

Non-performing mortgage loans — within PCs and Structured Securities:(4)
Single-family loans(5)	36,718	7,786	2,718	3,549
Multifamily loans	63	51	82	—

Total Non-performing mortgage loans — within PCs and Structured Securities	36,781	7,837	2,800	3,549

Real estate owned, net(6)	3,255	1,736	743	629

Total nonperforming assets	$48,385	$18,446	$9,546	$9,673

(1)	Nonperforming assets consist of loans that have undergone a troubled debt restructuring, loans that are more than 90 days past due, and REO assets, net. Troubled debt restructurings include loans whereby the contractual terms have been modified that result in concessions to borrowers that are experiencing financial difficulties. Mortgage loan amounts are based on unpaid principal balances and REO, net is based on carrying values.
(2)	Includes multifamily loans 90 days or more delinquent where principal and interest are being paid to us under the terms of a credit enhancement agreement.
(3)	Represent those loans held by us in our mortgage-related investments portfolio, including loans purchased from the mortgage pools underlying our PCs, Structured Securities or long-term standby agreements due to the borrower’s delinquency. Once we purchase a loan under our financial guarantee, it is placed on non-accrual status as long as it remains greater than 90 days past due.
(4)	Includes loans more than 90 days past due that underlie all our issued PCs and Structured Securities, regardless of whether such securities are held in our mortgage-related investments portfolio or held by third parties.
(5)	Includes mortgages that underlie our Structured Transactions. Beginning December 2007, we changed our operational practice for purchasing loans from PC pools, which effectively delayed our purchase of nonperforming loans into our mortgage-related investments portfolio. This change, combined with higher delinquency rates, caused an increase in nonperforming loans underlying PCs and Structured Securities during 2008. See “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — PC Trust Documents” for further information.
(6)	For more information about REO balances, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 7: REAL ESTATE OWNED” to our consolidated financial statements.

The amount of nonperforming assets increased to approximately $48.4 billion as of December 31, 2008, from $18.4 billion at December 31, 2007, due to the continued deterioration in single-family housing market fundamentals which has resulted in higher delinquency transition rates in 2008. The increase in delinquency transition rates, as compared to our historical experience, has been progressively greater for loans originated in 2006 and 2007. We believe this trend is, in part, due to greater origination volume of Alt-A and interest-only mortgages, as well as an increase in estimated current and total LTV ratios for mortgage loans originated in those years. In addition, the average size of the unpaid principal balance of non-performing assets in our portfolio rose in 2008. Until nationwide home prices stop declining and regional and national economies improve, we expect to continue to experience higher delinquency transition rates than those experienced in 2007 and an increase in our non-performing assets.

Credit Loss Performance

Many of the loans that are delinquent or in foreclosure result in credit losses. Table 67 provides detail on our credit loss performance associated with mortgage loans underlying our issued PCs and Structured Securities as well as mortgage loans in our mortgage-related investments portfolio.

158	Freddie Mac

Table 67 — Credit Loss Performance

	December 31,
	2008	2007	2006
	(dollars in millions)

REO
REO balances, net:
Single-family	$3,208	$1,736	$734
Multifamily	47	—	9

Total	$3,255	$1,736	$743

REO operations income (expense):
Single-family	$(1,097)	$(205)	$(61)
Multifamily	—	(1)	1

Total	$(1,097)	$(206)	$(60)

CHARGE-OFFS
Single-family:
Charge-offs, gross(1) (including $3.1 billion, $372 million and $308 million relating to loan loss reserves, respectively)	(3,441)	(528)	(308)
Recoveries(2)	779	238	166

Single-family, net	(2,662)	(290)	(142)

Multifamily:
Charge-offs, gross(1) (including $8 million, $4 million and $5 million relating to loan loss reserves, respectively)	(8)	(4)	(5)
Recoveries(2)	—	1	—

Multifamily, net	(8)	(3)	(5)

Total Charge-offs:
Charge-offs, gross(1) (including $3.1 billion, $376 million and $313 million relating to loan loss reserves, respectively)	(3,449)	(532)	(313)
Recoveries (2)	779	239	166

Total Charge-offs, net	$(2,670)	$(293)	$(147)

CREDIT LOSSES(3)
Single-family	$(3,759)	$(495)	$(203)
Multifamily	(8)	(4)	(4)

Total	$(3,767)	$(499)	$(207)

Total in basis points(4) (annualized)	(20.1)	(3.0)	(1.4)

(1)	Represents the amount of the unpaid principal balance of a loan that has been discharged in order to remove the loan from our mortgage-related investments portfolio at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. The amount of charge-offs for credit loss performance is generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value of the property acquired in disposition of the loan.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.
(3)	Equal to REO operations income (expense) plus charge-offs, net. Excludes interest foregone on nonperforming loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses incurred on our mortgage-related investments portfolio and recognized in our consolidated statements of operations, including losses on loans purchased and losses on certain credit guarantees.
(4)	Calculated as annualized credit losses divided by the average total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and the portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance is a historic metric that measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time between the implementation of loss mitigation activities and the final resolution of delinquent mortgage loans as well as the disposition of nonperforming assets. Our credit loss performance does not include our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase during 2009, as market conditions, such as home prices and the rate of home sales, continue to deteriorate. As discussed in “Loss Mitigation Activities,” we implemented the Streamlined Modification Program in late 2008 and announced several periods of suspensions in foreclosure sales of occupied homes. Our suspension or delay of foreclosure sales and any imposed delay in foreclosures by regulatory or governmental agencies will cause a delay in our recognition of charge-offs and credit losses. The execution and success of broad-based loan modification programs, and the implementation of any governmental actions or programs that expand the ability of delinquent borrowers to refinance with concessions of past due principal or interest amounts, including legislative changes to bankruptcy laws, could lead to higher charge-offs and increases of our credit losses.

159	Freddie Mac

Table 68 and Table 69 provide detail by region for two credit performance statistics: REO activity and charge-offs. Regional REO acquisition and charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 68 — REO Activity by Region(1)

	December 31,
	2008	2007	2006
	(number of properties)

REO Inventory
Beginning property inventory	14,394	8,785	8,070
Properties acquired by region:
Northeast	5,125	2,336	1,253
Southeast	10,725	4,942	3,970
North Central	13,678	9,175	7,236
Southwest	5,686	3,977	3,498
West	15,317	2,410	430

Total properties acquired	50,531	22,840	16,387
Properties disposed by region:
Northeast	(3,846)	(1,484)	(1,260)
Southeast	(8,239)	(4,009)	(4,132)
North Central	(10,548)	(7,520)	(6,294)
Southwest	(5,155)	(3,488)	(3,441)
West	(7,791)	(730)	(545)

Total properties disposed	(35,579)	(17,231)	(15,672)

Ending property inventory	29,346	14,394	8,785

(1)	See “Table 60 — Single-Family — Delinquency Rates, Excluding Structured Transactions — By Region” for a description of these regions.

Our REO property inventories more than doubled during 2008 reflecting the impact of the weakening single-family housing market, particularly in the North Central, West and Southeast regions. The impact of a national decline in single-family home prices, decreasing home sales activity and tightening credit standards of most financial institutions during 2008 lessened the ability of homeowners exposed to deterioration in their financial condition to refinance their mortgages or sell the property for an amount above the outstanding indebtedness on the home. Increases in our single-family REO acquisitions have been most significant in the states of California, Arizona, Michigan, Florida and Nevada. The mortgage loans in West region states and Florida have had higher average loan balances due to home price appreciation of the last several years, prior to the most recent decreases in home prices. The West region represents approximately 30% of the new REO acquisitions during 2008, and based on the number of units, the highest concentration in that region is in the state of California. California and Florida have accounted for an increasing amount of our credit losses and comprised approximately 41% of our total credit losses in 2008. As discussed in “Loss Mitigation Activities”, we implemented the Streamlined Modification Program in late 2008 and announced several periods of suspensions in foreclosure sales of occupied homes. Our suspension or delay of foreclosure sales and any imposed delay in foreclosures by regulatory or governmental agencies will cause a significant temporary decline in REO acquisitions and the rate of growth of REO inventory.

Table 69 — Single-Family Charge-offs and Recoveries by Region(1)

	Year Ended December 31,
	2008			2007			2006
	Charge-offs,		Charge-offs,	Charge-offs,		Charge-offs,	Charge-offs,		Charge-offs,
	gross	Recoveries(2)	net	gross	Recoveries(2)	net	gross	Recoveries(2)	net
	(in millions)

Northeast	$353	$(86)	267	$50	$(21)	$29	$22	$(9)	$13
Southeast	693	(193)	500	112	(60)	52	72	(42)	30
North Central	689	(191)	498	219	(92)	127	133	(66)	67
Southwest	234	(82)	152	90	(45)	45	73	(44)	29
West	1,472	(227)	1,245	57	(20)	37	8	(5)	3

Total	$3,441	$(779)	$2,662	$528	$(238)	$290	$308	$(166)	$142

(1)	See “Table 60 — Single-Family — Delinquency Rates, Excluding Structured Transactions — By Region” for a description of these regions.
(2)	Includes recoveries of charge-offs primarily resulting from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements. Recoveries of charge-offs through credit enhancements are limited in some instances to amounts less than the full amount of the loss.

Single-family charge-offs, gross, for 2008 increased to $3.4 billion compared to $528 million for 2007, primarily due to an increase in the volume of REO properties acquired at foreclosure and continued deterioration of residential real estate markets. The severity of charge-offs during 2008 has increased due to declines in housing markets resulting in higher per-property losses. Our per-property loss severity during 2008 has been greatest in those states that experienced significant increases in property values during 2000 through 2006, such as California, Florida, Nevada and Arizona. Table 70 presents an analysis of credit loss concentrations in our single-family portfolio as of December 31, 2008 and 2007, respectively.

160	Freddie Mac

Table 70 — Single-Family Credit Loss Concentration Analysis(1)

	Unpaid Principal Balance
	As of December 31,
	2008		2007
Composition	Alt-A	Non Alt-A	Alt-A	Non Alt-A
	(in billions)

Year of loan origination
2008	$16	$261	$—	$—
2007	57	291	60	287
2006	52	222	60	260
All other	60	891	68	1,016

Total	$185	$1,665	$188	$1,563

State
CA	$41	$215	$41	$187
FL	18	106	18	101
AZ	7	44	8	41
VA	6	55	6	51
NV	4	18	5	17
GA	6	55	6	52
MI	3	58	3	59
MD	5	47	5	44

Subtotal	$90	$598	$92	$552
All other states	95	1,067	96	1,011

Total	$185	$1,665	$188	$1,563

	Credit Losses(2)
	For the Twelve Months Ended December 31,
	2008		2007
Composition	Alt-A	Non Alt-A	Alt-A	Non Alt-A
	(in millions)

Year of original purchase
2008	$3	$12	$—	$—
2007	583	369	5	(7)
2006	1,058	501	85	7
All other	234	999	—	405

Total	$1,878	$1,881	$90	$405

State
CA	$800	$343	$28	$12
FL	207	174	6	(3)
AZ	203	139	3	(2)
VA	143	49	8	1
NV	111	41	—	—
GA	72	106	7	11
MI	49	331	8	117
MD	23	12	1	(1)

Subtotal	$1,608	$1,195	$61	$135
All other states	270	686	29	270

Total	$1,878	$1,881	$90	$405

	Delinquency Rates(3)
	As of December 31,
	2008		2007
Composition	Alt-A	Non Alt-A	Alt-A	Non Alt-A

Year of loan origination
2008	1.57%	0.51%	—%	—%
2007	7.71	2.77	1.26	0.31
2006	8.75	2.43	2.84	0.69
All other	3.38	1.15	1.74	0.66
Total	5.61	1.44	1.92	0.62

State
CA	8.61	1.41	2.25	0.29
FL	13.66	3.66	3.64	0.91
AZ	8.99	2.03	2.68	0.44
VA	3.97	0.79	1.82	0.29
NV	13.73	2.43	3.86	0.57
GA	4.30	1.67	2.02	0.85
MI	4.98	1.58	2.83	0.74
MD	6.38	1.19	1.63	0.37

Subtotal	9.19	1.92	2.67	0.57
All other states	3.00	1.21	1.37	0.64

Total	5.61%	1.44%	1.92%	0.62%

(1)	Information is based on single-family mortgage portfolio excluding Structured Securities backed by Ginnie Mae Certificates.
(2)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and the amount of REO operations expense in each of the respective periods.
(3)	Our reported delinquency rates are based on the number of loans that are 90 days or more past due as well as those in the process of foreclosure, and exclude loans whose contractual terms have been modified under agreement with the borrower, if the borrower is less than 90 days delinquent under the modified terms.

161	Freddie Mac

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment in our mortgage-related investments portfolio and mortgages underlying our PCs, Structured Securities and other financial guarantees. Determining the loan loss and credit-related loss reserves associated with our mortgage loans and PCs and Structured Securities is complex and requires significant management judgment about matters that involve a high degree of subjectivity. This management estimate was inherently more difficult to perform during 2008 due to the absence of historical precedents relative to the current economic environment. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for further information. Table 71 summarizes our loan loss reserves activity for loans underlying our PCs and Structured Securities and those mortgage loans held in our mortgage-related investments portfolio, in total.

Table 71 — Loan Loss Reserves Activity

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)

Total loan loss reserves:(1)
Beginning balance	$2,822	$619	$548	$355	$356
Provision (benefit) for credit losses	16,432	2,854	296	307	164

Charge-offs, gross(2)	(3,072)	(376)	(313)	(294)	(300)
Recoveries(3)	779	239	166	185	160

Charge-offs, net	(2,293)	(137)	(147)	(109)	(140)
Transfers, net(4)	(1,343)	(514)	(78)	(5)	(25)

Ending balance	$15,618	$2,822	$619	$548	$355

(1)	Include reserves for loans held-for-investment in our mortgage-related investments portfolio and reserves for guarantee losses on PCs and Structured Securities.
(2)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our mortgage-related investments portfolio at the time of resolution. Charge-offs presented above exclude $377 million and $156 million for the years ended December 31, 2008 and 2007, respectively, related to loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations.
(3)	Recoveries of charge-offs primarily resulting from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	Consist primarily of: (a) the transfer of a proportional amount of the recognized reserves for guarantee losses related to PC pools associated with non-performing loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase; and (b) amounts attributable to uncollectible interest on PCs and Structured Securities in our mortgage-related investments portfolio.

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Provision for Credit Losses,” for a discussion of our 2006 to 2008 provision for credit losses.

Credit Risk Sensitivity

We provide a credit risk sensitivity analysis as part of our risk management and disclosure commitments with FHFA. Since we do not use this analysis for determination of our reported results under GAAP, this sensitivity analysis is hypothetical and may not be indicative of our actual results. Our credit risk sensitivity analysis assesses the estimated increase in the present value of expected single-family mortgage portfolio credit losses over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. We use an internally-developed Monte Carlo simulation-based model to generate our credit risk sensitivity analysis. The Monte Carlo model uses a simulation program to generate numerous potential interest-rate paths that, in conjunction with a prepayment model, are used to estimate mortgage cash flows along each path. In the credit risk sensitivity analysis, we adjust the home-price assumption used in the base case to estimate the amount of potential credit costs resulting from a sudden decline in home prices. Our estimate of this measure of sensitivity, after considering recoveries of credit enhancements such as mortgage insurance and our assumptions about home price changes after the initial 5% decline, was $8.6 billion and $3.1 billion as of December 31, 2008 and 2007, respectively. However, our estimate of the actual decline in national average home prices based on our measure, which uses data on homes underlying our single-family mortgage portfolio (excluding Structured Transactions), was approximately 12% for the year ended December 31, 2008. If home prices continue to decline in 2009, more homeowners will find themselves owing more on their mortgage than their home is currently worth. As borrower equity declines, our expectation of credit losses typically increases. As such, we expect our credit risk sensitivity to further increase if home prices continue to decline.

162	Freddie Mac

Institutional Credit Risk

Our primary institutional credit risk exposure arises from agreements with:

•	mortgage seller/servicers;

•	mortgage insurers;

•	issuers, guarantors or third-party providers of credit enhancements (including bond insurers);

•	mortgage investors and originators;

•	institutional counterparties of investments held in our cash and other investments portfolio and such investments managed for our PC trusts; and

•	derivative counterparties.

A significant failure by a major entity in one of these categories to perform could have a material adverse effect on our mortgage-related investments portfolio, cash and other investments portfolio or credit guarantee activities. The recent challenging market conditions adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of a number of our counterparties. For example, some of our largest mortgage seller/servicers have failed, and others experienced ratings downgrades and liquidity constraints. Other of our counterparties may also experience similar problems. The weakened financial condition and liquidity position of some of our counterparties, insurers and mortgage seller/servicers may adversely affect their ability to perform their obligations to us, or the quality of the services that they provide to us. Consolidation in the industry could further increase our exposure to individual counterparties. In addition, any efforts we take to reduce exposure to financially weakened counterparties could result in increased exposure to a smaller number of institutions. During 2008, we terminated our arrangements with certain mortgage seller/servicers due to their failure to meet our eligibility requirements and we continue to closely monitor the eligibility of mortgage seller/servicers under our standards.

During the third quarter of 2008, we recorded a loss of $1.1 billion related to the Lehman short-term lending transactions. In addition, we had trading relationships or otherwise conducted business with Lehman and several of its affiliates, which gave rise to various claims that we may have with respect to Lehman and its affiliates. See “Derivative Counterparty Credit Risk” and “Mortgage Seller/Servicers” for additional information about our exposure to Lehman and its affiliates. We also recognized increased provision for loan losses during 2008 as a result of institutional counterparties that failed to pay us or for which we have substantial uncertainty regarding their ability to perform on their obligations to us. The failure of any other of our primary counterparties to meet their obligations to us could have additional material adverse effects on our results of operations and financial condition.

Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders, or seller/servicers, are among the largest mortgage loan originators in the U.S. We are exposed to institutional credit risk arising from the insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from the representations and warranties made to us for loans they underwrote and sold to us. Under our agreements with mortgage seller/servicers, we have the right to request that mortgage seller/servicers repurchase mortgages sold to us if those mortgages do not comply with those agreements. As a result, our mortgage seller/servicers repurchase noncomplying mortgages sold to us, or indemnify us against losses on those mortgages, whether we securitized the loans or held them in our mortgage-related investments portfolio. During 2008 and 2007, repurchases of single-family mortgages by our mortgage seller/servicers (without regard to year of original purchase) were approximately $1.8 billion and $681 million of unpaid principal, respectively. When a mortgage seller/servicer repurchases a mortgage that is securitized by us, our guarantee asset and obligation are extinguished similar to any other form of liquidation event for our PCs. However, when we have a seller/servicer repurchase a noncomplying mortgage after we have repurchased it from the PC pool under our performance guarantee, we remove the carrying value of our related mortgage asset and recognize recoveries on loans impaired upon purchase.

The servicing fee charged by mortgage servicers varies by mortgage product. In order to compensate our seller/servicers for their servicing duties, we generally require them to retain a minimum percentage fee for mortgages serviced on our behalf, typically 0.25% of the unpaid principal balance of the mortgage loans. However, on an exception basis, we allow a lower minimum servicing amount. The credit risk associated with servicing fees relates to whether, if a servicer is unable to fulfill its repurchase or other responsibilities, we could sell the applicable servicing rights to a successor servicer and recover, from the sale proceeds, amounts owed to us by the defaulting servicer. Previously, we believed that the value of those servicing rights generally provided us with significant protection against our exposure to a seller/servicer’s failure to perform its repurchase obligations. Under current market conditions, it is less likely that a buyer of servicing rights will be willing to assume the responsibility of the defaulting servicer for representations and warranties about the eligibility of the mortgages at the time of their sale to us. This might necessitate that we accept a price for the servicing rights that does not cover all

163	Freddie Mac

obligations of the defaulting servicer or negatively affect our ability to recover amounts owed by the defaulting servicer. We have contingency procedures in place that are intended to provide for a timely transfer of current servicing information in the event one of our major counterparties is no longer able to fulfill its servicing responsibilities. However, due to the significant size of the mortgage-servicing portfolios of some of our major customers relative to the servicing capacity of the market, the failure of one of our major servicers could adversely affect our ability to conduct operations in a timely manner.

In order to manage the credit risk associated with our mortgage seller/servicers, we require them to meet minimum financial capacity standards, insurance and other eligibility requirements. We institute remedial actions against seller/servicers that fail to comply with our standards. These actions may include transferring mortgage servicing to other qualified servicers or terminating our relationship with the seller/servicer. We conduct periodic operational reviews of our single-family mortgage seller/servicers to help us better understand their control environment and its impact on the quality of loans sold to us and the quality of the loan servicing activities performed on our loans. We use this information to determine the terms of business we conduct with a particular seller/servicer.

Due to the strain on the mortgage finance industry during 2007 and 2008, a number of our significant seller/servicers have been adversely affected and have undergone dramatic changes in their ownership or financial condition. In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corporation, and together these companies’ subsidiaries accounted for 22% of our single-family mortgage purchase volume during 2008. GMAC Mortgage, LLC, or GMAC, a subsidiary of Residential Capital LLC, or ResCap, is one of our seller/servicers and comprised approximately 4% of our mortgage purchase volume during 2008. ResCap has recently made several announcements related to its weakened financial condition and concern regarding its ability to continue operations in the short-term. In December 2008, GMAC received additional capital from Treasury under the TARP. In September 2008, Washington Mutual Bank, which accounted for 7% of our single-family mortgage purchase volume during the nine months ended September 30, 2008, was closed by the Office of Thrift Supervision. The FDIC was named receiver and the deposits, assets and certain liabilities of Washington Mutual’s banking operations were acquired by JPMorgan Chase Bank, N.A. We have agreed to JPMorgan Chase becoming the servicer of mortgages previously serviced by Washington Mutual in return for JPMorgan Chase’s agreement to assume Washington Mutual’s recourse obligations to repurchase any of such mortgages that were sold to us with recourse. With respect to mortgages that Washington Mutual sold to us without recourse, JPMorgan Chase has agreed to make a one-time payment to us with respect to obligations of Washington Mutual to repurchase any of such mortgages that are inconsistent with certain representations and warranties made at the time of sale. Chase Home Finance LLC, a subsidiary of JPMorgan Chase, is also a significant seller/servicer and when combined with Washington Mutual collectively provided 15% of our single-family mortgage purchase volume during 2008. In addition, Wachovia Corporation, the parent of our customers Wachovia Bank, N.A. and Wachovia Mortgage, FSB, which together accounted for 2% of our single-family mortgage purchase volume during the nine months ended September 30, 2008, agreed to be acquired by Wells Fargo & Company in September 2008. Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, is also one of our significant seller/servicers and accounted for 20% of our single-family mortgage purchase volume during 2008. Given the uncertainty of the current housing market we have entered into arrangements with existing customers at their renewal dates that allow us to change credit and pricing terms faster than in the past. However, these arrangements, as well as significant customer consolidation discussed above, may increase the volatility of mortgage purchase and securitization volume from these customers in the future.

In July 2008, IndyMac Bancorp, Inc. announced that the FDIC had been made a conservator of the bank, and we also have potential exposure to IndyMac for servicing-related obligations, including repurchase obligations, which we currently estimate to be between $600 to $800 million. Although IndyMac has suspended its repurchases from us during its conservatorship, we are pursuing our ability to recover certain amounts from the assignment of mortgage servicing rights on mortgages currently serviced by IndyMac. Lehman and its affiliates also service single-family loans for us. We have potential exposure to Lehman for servicing-related obligations due to us, including mortgage repurchase obligations, which is currently estimated to be approximately $670 million. Lehman has also suspended its repurchases from us since declaring bankruptcy. Our estimate of probable losses for exposure to seller/servicers for their repurchase obligations to us is considered as part of our estimate for our provision for credit losses as of December 31, 2008. The estimates of potential exposure are higher than our estimates for probable loss as we consider the range of possible outcomes as well as the passage of time, which can change the indicators of incurred, or probable losses. Our current estimates of potential exposure to Lehman and IndyMac have increased in 2008, particularly the last half of the year. We also consider the estimated value of related mortgage servicing rights in determining our estimates of probable loss, which reduce our potential exposures. We believe we have adequately provided for these exposures in our loan loss reserves at December 31, 2008; however, our actual losses may exceed our estimates.

We manage the credit risk associated with our multifamily seller/servicers by establishing eligibility requirements for participation in our multifamily programs. These seller/servicers must also meet our standards for originating and servicing

164	Freddie Mac

multifamily loans. We conduct quality control reviews of our multifamily mortgage seller/servicers to determine whether they remain in compliance with our standards.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. We manage this risk by establishing eligibility standards for mortgage insurers and by regularly monitoring our exposure to individual mortgage insurers. Our monitoring includes regularly performing analysis of the estimated financial capacity of mortgage insurers under different adverse economic conditions. We periodically perform on-site reviews of mortgage insurers to confirm compliance with our eligibility requirements and to evaluate their management and control practices. In addition, state insurance authorities regulate mortgage insurers and we periodically meet with certain state authorities to review market concerns. We also monitor the mortgage insurers’ credit ratings, as provided by nationally recognized statistical rating organizations, and we periodically review the methods used by such organizations. Most of our mortgage insurers received significant rating downgrades during 2008.

Table 72 summarizes our exposure to mortgage insurers as of December 31, 2008.

Table 72 — Mortgage Insurance by Counterparty

			As of December 31, 2008
			Primary	Pool	Maximum
Counterparty Name	S&P Credit Rating(1)	Credit Rating Outlook	Insurance(2)	Insurance(2)	Exposure(3)
			(in billions)

Mortgage Guaranty Insurance Corp. (or MGIC)	A−	Credit Watch Negative	$60	$52	$16
Radian Guaranty Inc.	BBB+	Credit Watch Negative	41	24	12
Genworth Mortgage Insurance Corporation (or Genworth)	A+	Credit Watch Negative	42	1	11
PMI Mortgage Insurance Co. (or PMI)	A−	Credit Watch Negative	32	4	8
United Guaranty Residential Insurance Co. (or UGRI)	A−	Credit Watch Negative	31	1	8
Republic Mortgage Insurance Company (or RMIC)	A	Negative	27	4	7
Triad Guaranty Insurance Corp.	n/a(4)	n/a(4)	15	5	4
CMG Mortgage Insurance Co.	AA−	Negative	3	—	1

Total			$251	$91	$67

(1)	Latest rating available as of March 2, 2009. Financial conditions have been changing rapidly in the last year, which has caused greater divergence in the ratings of individual insurers by nationally recognized statistical rating organizations.
(2)	Represents the amount of unpaid principal balance at the end of the period for our single-family mortgage portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses of principal incurred under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	In June 2008, Triad announced that it would cease issuing new business and enter into voluntary run-off. While in run-off status, Triad stated that it will continue to honor its existing commitments for as long as it has resources to do so.

For an insurer to be designated by us as a Freddie Mac-Type I insurer, the company must be rated by at least two of the following three rating agencies — S&P, Moody’s, and Fitch, and must not receive a rating less than AA–/Aa3 by any listed rating agency. The Type I designation allows insurers to do business with us, subject to the fewest restrictions. Effective June 1, 2008, our mortgage insurer counterparties may not cede new risk to captive reinsurers if the gross risk or gross premium ceded to captive reinsurers is greater than 25%. Effective February 2008, we temporarily suspended certain requirements for our mortgage insurance counterparties that are downgraded below AA– or Aa3 by any of the rating agencies, provided the mortgage insurer commits to providing a remediation plan for our approval within 90 days of the downgrade. As shown in Table 72 above, all of our mortgage insurance counterparties, except CMG Mortgage Insurance Co., were downgraded below AA– as of March 2, 2009. We reviewed the remediation plans for returning to AA-rated status provided by each of MGIC, Radian Guaranty Inc. and PMI after their downgrades below AA. Based on those plans, we continue to treat their eligibility as if they were Freddie Mac-Type I insurers. We are currently reviewing the remediation plans of RMIC, UGRI and Genworth. We consider the recovery from mortgage insurance policies as part of the estimate of our provision for credit losses. To date, downgrades of insurer financial strength ratings and our evaluation of remediation plans provided by our mortgage insurance counterparties have not significantly affected our provision for credit losses.

We received proceeds of $596 million and $318 million during 2008 and 2007, respectively, from our primary and pool mortgage insurance policies for recovery of losses related to our single-family mortgage portfolio. We had outstanding receivables from mortgage insurers, net of associated reserves, of $678 million and $219 million as of December 31, 2008 and December 31, 2007, respectively, related to amounts claimed on foreclosed properties. Our receivable balance for insurance recovery claims has risen significantly during 2008 as the volume of loss events, such as foreclosure sales has increased. Based upon currently available information, we expect that all of our mortgage insurance counterparties possess adequate financial strength and capital to meet their obligations to us for the near term.

165	Freddie Mac

Non-Freddie Mac Securities

Investments in non-Freddie Mac issued securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform. Our non-Freddie Mac mortgage-related securities portfolio consists of both agency and non-agency mortgage-related securities. Agency mortgage-related securities, which are securities issued or guaranteed by Fannie Mae or Ginnie Mae, present minimal institutional credit risk due to the prevailing view that these securities have a level of credit quality at least equivalent to non-agency mortgage-related securities rated AAA (based on the S&P rating scale or an equivalent rating from other nationally recognized statistical rating organizations). See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for more information on institutional credit risk associated with our mortgage-related investments portfolio, including information on higher risk components and an analysis of significant impairment charges we recorded during 2008 related to our investments in non-agency mortgage-related securities.

Non-agency mortgage-related securities expose us to institutional credit risk if the nature of the credit enhancement relies on a third party to cover potential losses. Most of our non-agency mortgage-related securities rely primarily on subordinated tranches to provide credit loss protection and limit exposure to counterparty risk. Bond insurance, including primary and secondary policies, is an additional credit enhancement covering non-agency securities held in our mortgage-related investments portfolio or non-mortgage-related investments held in our cash and other investments portfolio. Primary policies are acquired by the issuing trust while secondary policies are acquired by us. Bond insurance exposes us to the risks related to the bond insurer’s ability to satisfy claims. As of December 31, 2008, we had insurance coverage, including secondary policies, on securities totaling $16 billion of unpaid principal balance, consisting of $15 billion and $1 billion of coverage for bonds in our non-agency mortgage-related securities and other investment portfolios, respectively. Table 73 presents our coverage amounts of monoline bond insurance, including secondary coverage, for all securities held on our balance sheets. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

Table 73 — Monoline Bond Insurance by Counterparty

			December 31, 2008
			Coverage Outstanding(2)
Counterparty Name	S&P Credit Rating(1)	S&P Credit Rating Outlook(1)	(in billions)	Percent of Total(2)

Ambac Assurance Corporation	A	Negative	$6	37%
Financial Guaranty Insurance Company	CCC	Negative	3	18
MBIA Inc.	BBB+	Negative	4	22
Financial Security Assurance Inc.	AAA	Watch Negative	2	14
Others(3)	—	—	1	9

Total			$16	100%

(1)	Latest rating available as of March 2, 2009. Financial conditions have been changing rapidly in the last year, which has caused greater divergence in the ratings of individual insurers by nationally recognized statistical rating organizations.
(2)	Represents the contractual limit for reimbursement of losses incurred on our investment in non-agency mortgage-related securities and non-mortgage-related securities. Percentages are calculated without regard to rounding of coverage for individual counterparties.
(3)	No remaining counterparty represents greater than 10% of our total coverage outstanding.

We seek to manage institutional credit risk on non-agency mortgage-related securities by only purchasing securities that meet our investment guidelines and performing ongoing analysis to evaluate the creditworthiness of the issuers and servicers of these securities and the bond insurers that guarantee them. To assess the creditworthiness of bond insurers, we may perform additional analysis, including on-site visits, and similar due diligence measures. In accordance with our risk management policies we will continue to actively monitor the financial strength of bond insurers in this challenging market environment. In the event one or more of these bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer and it may impact our ability to recover certain unrealized losses on our investment portfolios. To date, no bond insurer has failed to meet its obligations to us; however we recognized impairment losses during 2008 on securities covered by three of these insurers due to concerns over whether or not those insurers will meet our future claims. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Other-than-Temporary Impairments,” for additional information.

Mortgage Investors and Originators

We are exposed to pre-settlement risk through the purchase, sale and financing of mortgage loans and mortgage-related securities with mortgage investors and originators. The probability of such a default is generally remote over the short time horizon between the trade and settlement date. We manage this risk by evaluating the creditworthiness of our counterparties and monitoring and managing our exposures. In some instances, we may require these counterparties to post collateral.

166	Freddie Mac

Cash and Other Investments Counterparties

Institutional credit risk also arises from the potential insolvency or non-performance of other counterparties of investment-related agreements. Instruments presented as cash equivalents, federal funds sold and securities purchased under agreements to resell are generally arrangements with issuers or counterparties that are categorized as investment grade at the time of our purchase or initiation and are primarily short-term in nature. We regularly evaluate these instruments to determine if any impairment in fair value requires an impairment loss recognition in earnings, warrants divestiture or requires a combination of both. To minimize counterparty risk of our on-balance-sheet assets, we intend to access government programs and initiatives designed to support the economic environment in general and the credit and mortgage markets in particular. For example, we have adjusted our policies and exposure measurement methodology to reflect the FDIC’s added insurance coverage on principal and interest deposits up to $250,000 per borrower. We also intend to structure future federal funds sold or other senior unsecured debt transactions to qualify for government guarantees under the FDIC Temporary Liquidity Guarantee Program, which will require that, among other things, the original maturities of these transactions exceed 30 days. Because there currently is not a heavily traded market for federal funds sold transactions with terms over 30 days, the impact to us of utilizing this structure is uncertain. We also manage significant cash flow for the securitization trusts that are created with our issuance of PCs and Structured Securities. See “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” for further information on these off-balance sheet transactions.

167	Freddie Mac

Table 74, below summarizes our counterparty credit exposure for cash equivalents, federal funds sold and securities purchased under agreements to resell that are presented both on our consolidated balance sheets as well as those off-balance sheet that we have entered on behalf of these securitization trusts.

Table 74 — Counterparty Credit Exposure — Cash Equivalents and Federal Funds Sold and Securities Purchased Under Agreements to Resell

	December 31, 2008
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(1)	Counterparties(2)	Amount(3)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(4) —
A-1+	43	$28,396	2
A-1	15	4,328	7
Federal funds sold and securities purchased under agreements to resell —
A-1+	2	2,250	2
A-1	2	7,900	2

Subtotal	62	42,874	2

Off-balance sheet exposure:(5)
Cash equivalents(6) —
A-1+	7	3,700	1
Federal funds sold and securities purchased under agreements to resell —
A-1+	1	1,500	2
A-1	1	1,500	2

Subtotal	9	6,700	1

Total	71	$49,574	2

	December 31, 2007
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(1)	Counterparties(2)	Amount(3)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(4) —
A-1+	22	$5,521	5
A-1	19	3,029	17
Federal funds sold and securities purchased under agreements to resell —
A-1+	4	6,562	2

Subtotal	45	15,112	3

Off-balance sheet exposure:(5)
Federal funds sold and securities purchased under agreements to resell —
A-1+	12	8,486	24
A-1	4	2,625	23
A-2	1	1,400	27

Subtotal	17	12,511	24

Total	62	$27,623	14

(1)	Represents the lower of S&P and Moody’s short-term credit ratings; however, in this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Represents the par value or outstanding principal balance.
(4)	Consists of highly-liquid securities that have an original maturity of three months or less. Excludes $10.3 billion of cash deposited with the Federal Reserve, and a $2.3 billion demand deposit with a custodial bank having an S&P rating of A-1+ as of December 31, 2008.
(5)	Represents the non-mortgage assets managed by us, excluding cash held at the Federal Reserve Bank, on behalf of securitization trusts created for administration of remittances for our PCs and Structured Securities.
(6)	Consists of highly-liquid investments that have an original maturity of three months or less. Excludes $4.9 billion of cash deposited with the Federal Reserve as of December 31, 2008.

Derivative Counterparty Credit Risk

Counterparty credit risk arises from the possibility that the derivative counterparty will not be able to meet its contractual obligations. Exchange-traded derivatives, such as futures contracts, do not measurably increase our counterparty credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. Over-the-counter, or OTC, derivatives, however, expose us to counterparty credit risk because transactions are executed and settled between us and the counterparty. When our net position with an OTC counterparty subject to a master netting agreement has a market value above zero at a given date (i.e., it is an asset reported as derivative assets, net on our consolidated balance sheets), then the counterparty could potentially be obligated to deliver cash, securities or a combination of both having that market value to satisfy its obligation to us under the derivative.

168	Freddie Mac

We seek to manage our exposure to counterparty credit risk using several tools, including:

•	review of external rating analyses;

•	strict standards for approving new derivative counterparties;

•	ongoing monitoring of our positions with each counterparty;

•	managing diversification mix among counterparties;

•	master netting agreements and collateral agreements; and

•	stress-testing to evaluate potential exposure under possible adverse market scenarios.

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or events affecting an individual counterparty occur.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market despite the increase in OTC derivative counterparties that have credit ratings below AA–. Our OTC derivative counterparties that have credit ratings below AA– are subject to a collateral posting threshold of $1 million or less. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information.

Table 75 summarizes our exposure to counterparty credit risk in our derivatives, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts). This table is useful in understanding the counterparty credit risk related to our derivative portfolio.

169	Freddie Mac

Table 75 — Derivative Counterparty Credit Exposure

	December 31, 2008
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
	(dollars in millions)

AAA	1	$1,150	$—	$—	7.4	Mutually agreed upon
AA+	1	27,333	—	—	5.2	$10 million or less
AA	2	16,987	500	—	3.1	$10 million or less
AA−	5	342,635	1,457	4	7.0	$10 million or less
A+	8	355,534	912	162	5.7	$1 million or less
A	4	296,039	1,179	15	4.5	$1 million or less

Subtotal(5)	21	1,039,678	4,048	181	5.7
Other derivatives(6)		175,788	—	—
Forward purchase and sale commitments		108,273	537	537
Swap guarantee derivatives		3,281	—	—

Total derivatives		$1,327,020	$4,585	$718

	December 31, 2007
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
	(dollars in millions)

AAA	2	$1,173	$174	$174	3.4	Mutually agreed upon
AA+	3	181,439	941	—	4.4	$10 million or less
AA	9	465,563	1,324	38	5.3	$10 million or less
AA–	6	160,678	2,230	29	5.8	$10 million or less
A+	5	170,330	1,696	5	6.1	$1 million or less
A	2	35,391	239	18	5.7	$1 million or less

Subtotal(5)	27	1,014,574	6,604	264	5.4
Other derivatives(6)		234,343	—	—
Forward purchase and sale commitments		72,662	465	465
Swap guarantee derivatives		1,302	—	—

Total derivatives		$1,322,881	$7,069	$729

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(4)	Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. 2008 includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(5)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (including certain written options), foreign-currency swaps and purchased interest-rate caps. Certain prior period written options within subtotal that were previously reported as a component of other derivatives have been reclassified to conform to the current year presentation.
(6)	Consists primarily of exchange-traded contracts, certain written options and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates and the amount of derivatives held. Our uncollateralized exposure to counterparties for these derivatives, after applying netting agreements and collateral, decreased to $181 million at December 31, 2008 from $264 million at December 31, 2007. This decrease was primarily due to a significant decrease in uncollateralized exposure to AAA-rated counterparties, which we typically do not require to post collateral given their low risk profile.

The uncollateralized exposure to non-AAA-rated counterparties was primarily due to exposure amounts below the applicable counterparty collateral posting threshold as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. Collateral is typically transferred within one business day based on the values of the related derivatives.

As indicated in Table 75, approximately 96% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps was collateralized at December 31, 2008. If all of our counterparties for these derivatives had defaulted simultaneously on December 31, 2008, our maximum loss for accounting purposes would have been approximately $181 million. During 2008, an entity affiliated with Lehman was our counterparty in certain derivative transactions. Upon Lehman’s bankruptcy filing, we terminated the transactions and requested payment of the settlement

170	Freddie Mac

amount, which the entity failed to pay. We then exercised our right to seize collateral previously posted by the entity in connection with the transactions. The collateral was insufficient to cover the settlement amount, leaving a shortfall of approximately $30 million. During 2008, we recorded a $27 million reduction to our derivative assets which represents an estimate of the probable loss on this transaction.

In the event of counterparty default, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps, option-based derivatives and foreign-currency swaps will increase under certain adverse market conditions by performing daily market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming changes in the level and implied volatility of interest rates and changes in foreign-currency exchange rates over a brief time period.

As indicated in Table 75, the total exposure on our OTC forward purchase and sale commitments of $537 million and $465 million at December 31, 2008 and 2007, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards. At December 31, 2008, we had a large volume of purchase and sale commitments related to our mortgage-related investments portfolio that increased our exposure to the counterparties to our forward purchase and sale commitment. The majority of these commitments settled in January 2009.

OPERATIONAL RISKS

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, failures of the technology used to support our business activities and other operational challenges from failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely financial reporting, or result in other adverse consequences. Governance over the management of our operational risks takes place through the enterprise risk management framework. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks.

Our business processes are highly dependent on our use of technology and business and financial models. While we believe that we have remediated material weaknesses in our information technology general controls, we continue to face challenges in ensuring that the new controls will operate effectively. Although we have strengthened our model oversight and governance processes to validate model assumptions, code, theory and the system applications that utilize our models, the complexity of the models and the impact of the recent turmoil in the housing and credit markets create additional risk regarding the reliability of our model estimates.

We continue to make significant investments to build new financial accounting systems and move to more effective and efficient business processing systems. Until those systems are fully implemented, we continue to remain more reliant on end-user computing systems than is desirable. We are also challenged to effectively and timely deliver integrated production systems. Reliance on certain of these end-user computing systems increases the risk of errors in some of our core operational processes and increases our dependency on monitoring controls. We are mitigating this risk by improving our documentation and process controls over these end-user computing systems and implementing more rigorous change management controls over certain key end-user systems using change management controls over tools which are subject to our information technology general controls.

In recognition of the importance of the accuracy and reliability of our valuation of financial instruments, we engage in an ongoing internal review of our valuations. We perform analysis of internal valuations on a monthly basis to confirm the reasonableness of the valuations. This analysis is performed by a group that is independent of the business area responsible for valuing the positions. Our verification and validation procedures depend on the nature of the security and valuation methodology being reviewed and may include: comparisons with external pricing sources, comparisons with observed trades, independent verification of key valuation model inputs and independent security modeling. Results of the monthly verification process, as well as any changes in our valuation methodologies, are reported to a management committee that is responsible for reviewing and approving the approaches used in our valuations to ensure that they are well controlled and effective, and result in reasonable fair values. For more information on the controls in our valuation process, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Valuation of a Significant Portion of Assets and Liabilities — Controls over Fair Value Measurement.”

171	Freddie Mac

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

In October 2000, we announced our voluntary adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA that updated these commitments and set forth a process for implementing them. A copy of the letters between us and FHFA dated September 1, 2005 constituting the written agreement is incorporated by reference as an exhibit to this annual report on Form 10-K, and is available on the Investor Relations page of our website at www.freddiemac.com/investors/sec filings/index.html. The status of our commitments at December 31, 2008 follows:

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
• Each quarter we will submit to FHFA calculations of the quantity of qualifying Freddie SUBS® securities and total capital as part of our quarterly capital report.
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
• We have in place a liquidity contingency plan, upon which we report to FHFA on a daily basis. We believe this liquidity contingency plan satisfies the existing three-month liquidity contingency plan under our 2005 written agreement with FHFA.

3. Interest-Rate Risk Disclosures:
• We will provide public disclosure of our duration gap, PMVS-L and PMVS-YC interest-rate risk sensitivity results on a monthly basis. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk” for a description of these metrics.
• For the year ended December 31, 2008, our duration gap averaged zero months, PMVS-L averaged $397 million and PMVS-YC averaged $73 million. Our 2008 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary which is available on our website, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC.

172	Freddie Mac

Description	Status

4. Credit Risk Disclosures:
• We will make quarterly assessments of the expected impact on credit losses from an immediate 5% decline in single-family home prices for the entire U.S. We will disclose the impact in present value terms and measure our estimated losses both before and after receipt of private mortgage insurance claims and other credit enhancements.

• Since we do not use this analysis for determination of our reported results under GAAP, this sensitivity analysis is hypothetical and may not be indicative of our actual results. Our quarterly credit risk sensitivity estimates are as follows:

	Before Receipt of Credit Enhancements(1)		After Receipt of Credit Enhancements(2)

	Net Present Value, or NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
	(dollars in millions)
At:
12/31/08(5)	$9,981	54.4 bps	$8,591	46.8 bps
09/30/08	$5,948	32.3 bps	$5,230	28.4 bps
06/30/08	$5,151	28.3 bps	$4,241	23.3 bps
03/31/08	$4,922	27.8 bps	$3,914	22.1 bps
12/31/07	$4,036	23.2 bps	$3,087	17.8 bps

(1) Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2) Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3) Based on single-family total mortgage portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.
(4) Calculated as the ratio of NPV of the increase in credit losses to the single-family total mortgage portfolio, defined in footnote (3) above.

(5) The significant increase in our credit risk sensitivity estimates as of December 31, 2008, was primarily attributable to changes in our assumptions employed to calculate the credit risk sensitivity disclosure. Given deterioration in housing fundamentals, at the end of 2008 we modified our assumptions for forecasted home prices subsequent to the immediate 5% decline. We also modified our assumptions to reflect the increasing proportion of borrowers whose homes are currently worth less than the related outstanding indebtedness.

5. Public Disclosure of Risk Rating:
• We will seek to obtain a rating, that will be continuously monitored by at least one nationally recognized statistical rating organization, assessing “risk-to-the-government” or independent financial strength.

• At March 2, 2009 and December 31, 2008, we no longer had a “risk-to-the-government” rating from Standard & Poor’s. On September 7, 2008, S&P lowered our “risk-to-the-government” rating to “R” (regulatory supervision) from “A–” and withdrew the rating because of conservatorship.
• At March 2, 2009 and December 31, 2008, our “Bank Financial Strength” rating from Moody’s was “E+”. On September 7, 2008, Moody’s lowered our rating to “E+” from “D+” following our placement into conservatorship. The “Bank Financial Strength” rating scale ranges from “A”, highest, to “E”, lowest.

173	Freddie Mac

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our mortgage-related investments portfolio and credit guarantee activities expose us to three broad categories of risk: (a) interest-rate risk and other market risks; (b) credit risks; and (c) operational risks. Risk management is a critical aspect of our business. See “RISK FACTORS” for further information regarding these and other risks. We manage risk through a framework that recognizes primary risk ownership and management by our business areas. Within this framework, our executive management responsible for independent risk oversight monitors performance against our risk management strategies and established risk limits and reporting thresholds, identifies and assesses potential issues and provides oversight regarding changes in business processes and activities. See “MD&A — CREDIT RISKS” and “MD&A — OPERATIONAL RISKS” for a discussion of credit risks and operational risks and see “CONTROLS AND PROCEDURES” for a discussion of disclosure controls and procedures and internal control over financial reporting.

Interest-Rate Risk and Other Market Risks

Sources of Interest-Rate Risk and Other Market Risks

Our mortgage-related investments portfolio activities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities held in our mortgage-related investments portfolio, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities. For the vast majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with their contractual obligation.

Our credit guarantee activities also expose us to interest-rate risk because changes in interest rates can cause fluctuations in the fair value of our existing credit guarantee portfolio. We generally do not hedge these changes in fair value except for interest-rate exposure related to net buy-ups and float. Float, which arises from timing differences between when the borrower makes principal payments on the loan and the reduction of the PC balance, can lead to significant interest expense if the interest rate paid to a PC investor is higher than the reinvestment rate earned by the securitization trusts on payments received from mortgage borrowers and paid to us as trust management income. With our adoption of SFAS 159 on January 1, 2008, we began to designate certain of our investments in PCs as trading assets, which provide an economic offset of our guarantee asset. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” to our consolidated financial statements for more information.

The market environment was increasingly volatile throughout 2008. Throughout 2008, Freddie Mac adjusted interest rate risk models to reflect rapidly changing market conditions. In particular, prepayment models were dynamically adjusted to more accurately reflect the current environment. Due to extreme spread volatility, we adjusted interest-rate risk hedging methodologies to more accurately attribute OAS spread volatility and interest rate risk.

The types of interest-rate risk and other market risks to which we are exposed are described below.

Duration Risk and Convexity Risk

Duration is a measure of a financial instrument’s price sensitivity to changes in interest rates. Convexity is a measure of how much a financial instrument’s duration changes as interest rates change. Our convexity risk primarily results from prepayment risk. We seek to manage duration risk and convexity risk through asset selection and structuring (that is, by identifying or structuring mortgage-related securities with attractive prepayment and other characteristics), by issuing a broad range of both callable and non-callable debt instruments and by using interest-rate derivatives and written options. Managing the impact of duration risk and convexity risk is the principal focus of our daily market risk management activities. These risks are encompassed in our PMVS and duration gap risk measures, discussed in greater detail below. We use prepayment models to determine the estimated duration and convexity of mortgage assets for our PMVS and duration gap measures. Expected results can be affected by differences between prepayments forecasted by the models and actual prepayments.

Yield Curve Risk

Yield curve risk is the risk that non-parallel shifts in the yield curve (such as a flattening or steepening) will adversely affect GAAP stockholders’ equity (deficit). Because changes in the shape, or slope, of the yield curve often arise due to changes in the market’s expectation of future interest rates at different points along the yield curve, we evaluate our exposure to yield curve risk by examining potential reshaping scenarios at various points along the yield curve. Our yield curve risk under a specified yield curve scenario is reflected in our PMVS-Yield Curve, or PMVS-YC, disclosure.

Volatility Risk

Volatility risk is the risk that changes in the market’s expectation of the magnitude of future variations in interest rates will adversely affect GAAP stockholders’ equity (deficit). Implied volatility is a key determinant of the value of an interest-rate option. Since prepayment risk is generally inherent in mortgage assets, changes in implied volatility affect the value of

174	Freddie Mac

mortgage assets. We manage volatility risk through asset selection and by maintaining a consistently high percentage of option-embedded liabilities relative to our mortgage assets. We monitor volatility risk by measuring exposure levels on a daily basis and we maintain internal limits on the amount of volatility risk exposure that is acceptable to us.

Basis Risk

Basis risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect GAAP stockholders’ equity (deficit). This risk arises principally because we generally hedge mortgage-related investments with debt securities. We do not actively manage the basis risk arising from funding mortgage-related investments portfolio investments with our debt securities, also referred to as mortgage-to-debt OAS risk. We generally hold a substantial portion of our mortgage assets for the long term and we do not believe that periodic increases or decreases in the fair value of net assets arising from fluctuations in OAS will significantly affect the long-term value of our mortgage-related investments portfolio. See “MD&A — CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS — Key Components of Changes in Fair Value of Net Assets — Changes in Mortgage-To-Debt OAS ” for additional information. We also incur basis risk when we use LIBOR- or Treasury-based instruments in our risk management activities.

Foreign-Currency Risk

Foreign-currency risk is the risk that fluctuations in currency exchange rates (e.g., foreign currencies to the U.S. dollar) will adversely affect GAAP stockholders’ equity (deficit). We are exposed to foreign-currency risk because we have debt denominated in currencies other than the U.S. dollar, our functional currency. We eliminate virtually all of our foreign-currency risk by entering into swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations.

Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk

We employ a risk management strategy that seeks to substantially match the duration characteristics of our assets and liabilities. To accomplish this, we employ an integrated strategy encompassing asset selection and structuring and asset and liability management.

Through our asset selection process, we seek to purchase mortgage assets with desirable prepayment expectations based on our evaluation of their yield-to-maturity, OAS and credit characteristics. Through this selection process and the restructuring of mortgage assets, we seek to retain cash flows with more stable risk and investment return characteristics while selling off the cash flows that do not meet our investment profile.

Through our asset and liability management process, we seek to mitigate interest-rate risk by issuing a wide variety of debt products. The prepayment option held by mortgage borrowers drives the fair value of our mortgage assets such that the combined fair value of our mortgage assets and non-callable debt will decline if interest rates move significantly in either direction. We seek to mitigate much of our exposure to changes in interest rates by funding a significant portion of our mortgage portfolio with callable debt. When interest rates change, our option to redeem this debt offsets a large portion of the fair value change driven by the mortgage prepayment option. At December 31, 2008, approximately 31% of our fixed-rate mortgage assets were funded and economically hedged with callable debt. However, because the mortgage prepayment option is not fully hedged by callable debt, the combined fair value of our mortgage assets and debt will be affected by changes in interest rates. In addition, due to the deteriorating market conditions in 2008, our ability to issue callable debt and other long-term debt has been extremely limited. If these conditions persist, our ability to manage our interest rate risk may be significantly adversely affected. However, the Federal Reserve has been an active purchaser in the secondary market of our long-term debt under its purchase program and spreads on our debt and our access to the debt markets have improved in early 2009 as a result of this activity.

To further reduce our exposure to changes in interest rates, we hedge a significant portion of the remaining prepayment risk with option-based derivatives. These derivatives primarily consist of call swaptions, which tend to increase in value as interest rates decline, and put swaptions, which tend to increase in value as interest rates increase. With the addition of these option-based derivatives, a greater portion of our prepayment risk has been hedged. We also seek to manage interest-rate risk by rebalancing the portfolio, primarily using interest-rate swaps. Although we do not hedge all of our exposure to changes in interest rates, these exposures are subject to established limits and are monitored and controlled through our risk management process. These limits are refined and updated from time to time. See “MD&A — CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS — Key Components of Changes in Fair Value of Net Assets — Changes in Mortgage-To-Debt OAS” for further information.

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value (as defined below) to parallel moves in interest rates (Portfolio Market Value Sensitivity-Level or (PMVS-L)) and the other to nonparallel movements (PMVS-YC). Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest-rate and prepayment assumptions.

175	Freddie Mac

Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements.

While PMVS and duration gap estimate the exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, prepayment model, mortgage-to-debt OAS and foreign-currency risk. The impact of these other market risks can be significant. See “Sources of Interest-Rate Risk and Other Market Risks” discussed above for further information. Definitions of our primary interest rate risk measures follow:

•	PMVS-L shows the estimated loss in pre-tax portfolio market value from an immediate adverse 50 basis point parallel shift in the level of LIBOR (i.e., when the yield at each point on the LIBOR yield curve increases or decreases by 50 basis points).

•	PMVS-YC shows the estimated loss in pre-tax portfolio market value from an immediate adverse 25 basis point change in the slope (up and down) of the LIBOR yield curve. The 25 basis point change in slope for the PMVS-YC measure is obtained by shifting two-year and ten-year LIBOR by an equal amount (12.5 basis points), but in opposite directions. LIBOR shifts between the two-year and ten-year points are interpolated.

•	We calculate our exposure to changes in interest rates using effective duration. Effective duration measures the percentage change in price of financial instruments to a 1% change in interest rates. Financial instruments with positive duration increase in value as interest rates decline. Conversely, financial instruments with negative duration increase in value as interest rates rise.

Duration gap measures the difference in price sensitivity to interest rate changes between our assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six month duration and liabilities with a five month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in the value of assets from an instantaneous move in interest rates, either up or down, will be accompanied by an equal and offsetting change in the value of liabilities, thus leaving the fair value of equity unchanged. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities which, from a net perspective, implies that the fair value of equity will increase in value when interest rates fall and decrease in value when interest rates rise. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets which, from a net perspective, implies that the fair value of equity will increase in value when interest rates rise and decrease in value when interest rates fall. Multiplying duration gap (expressed as a percentage of a year) by the fair value of our assets will provide an indication of the change in the fair value of our equity resulting from a 1% change in interest rates.

The convexity of a financial instrument measures the extent to which the duration or price sensitivity of an instrument changes for a 1% change in interest rates. As a result of convexity, actual changes in fair value from interest changes may differ from those implied by duration gap alone. For that reason, we believe duration gap is most useful when used in conjunction with PMVS-L.

The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity. Our PMVS measures assume instantaneous shocks. Therefore, these PMVS measures do not consider the effects on fair value of any rebalancing actions that we would typically take to reduce our risk exposure.

The expected loss in portfolio market value is an estimate of the sensitivity to changes in interest rates of the fair value of all interest-earning assets, interest-bearing liabilities and derivatives on a pre-tax basis. When we calculate the expected loss in portfolio market value and duration gap, we also take into account the cash flows related to certain credit guarantee-related items, including net buy-ups and expected gains or losses due to net interest from float. In making these calculations, we do not consider the sensitivity to interest-rate changes of the following assets and liabilities:

•	Credit guarantee portfolio. We do not consider the sensitivity of the fair value of the credit guarantee portfolio to changes in interest rates except for the guarantee-related items mentioned above (i.e., net buy-ups and float), because we believe the expected benefits from replacement business provide an adequate hedge against interest-rate changes over time.

•	Other assets with minimal interest-rate sensitivity. We do not include other assets, primarily non-financial instruments such as fixed assets and REO, because we estimate their impact on PMVS and duration gap to be minimal.

Limitations of Market Risk Measures

There are inherent limitations in any methodology used to estimate exposure to changes in market interest rates. Our sensitivity analyses for PMVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not

176	Freddie Mac

incorporate other factors that may have a significant effect, most notably expected future business activities and strategic actions that management may take to manage interest rate risk. In addition, when market conditions change rapidly and dramatically, as they have since 2007, the assumptions that we use in our models for our sensitivity analyses may not keep pace with changing conditions. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

PMVS Results

Table 76 provides estimated point-in-time PMVS-L and PMVS-YC results at December 31, 2008 and 2007. Table 76 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. Because of a significant drop in mortgage rates during 2008, the prepayment option risk or negative convexity of our mortgage assets decreased significantly as compared to 2007. Accordingly, as shown in Table 76, the PMVS-L results are significantly lower in 2008 as compared to 2007 in both a 50 and 100 basis points shift in the LIBOR curve.

Table 76 — PMVS Assuming Shifts of the LIBOR Yield Curve

	Potential Pre-Tax Loss in
	Portfolio Market Value
	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

At:
December 31, 2008	$136	$141	$108
December 31, 2007	$42	$533	$1,681

Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 77 shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 77 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
December 31, 2008	$2,708	$141	$(2,567)
December 31, 2007	$1,371	$533	$(838)

Duration Gap Results

Our estimated average duration gap for the months of December 2008 and 2007 was one month and zero month, respectively.

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

Use of Derivatives and Interest-Rate Risk Management

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt and synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in order to more closely match changes in the interest-rate characteristics of our mortgage assets; and

•	hedge foreign-currency exposure (see “Sources of Interest-Rate Risk and Other Market Risks — Foreign-Currency Risk.”)

Hedge Forecasted Debt Issuances and Create Synthetic Funding

We typically commit to purchase mortgage investments on an opportunistic basis for a future settlement, typically ranging from two weeks to three months after the date of the commitment. To facilitate larger and more predictable debt issuances that contribute to lower funding costs, we use interest-rate derivatives to economically hedge the interest-rate risk exposure from the time we commit to purchase a mortgage to the time the related debt is issued. We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Similarly, the combination of non-callable debt and a call swaption, or option to enter into a receive-fixed swap, with the same maturity as the non-callable debt, is the substantive economic equivalent of callable debt. These derivatives strategies increase our funding flexibility and allow us to better match asset and liability cash flows, often reducing overall funding costs.

177	Freddie Mac

Adjust Funding Mix

We generally use interest-rate swaps to mitigate contractual funding mismatches between our assets and liabilities. We also use swaptions and other option-based derivatives to adjust the contractual funding of our debt in response to changes in the expected lives of mortgage-related assets in our mortgage-related investments portfolio. As market conditions dictate, we take rebalancing actions to keep our interest-rate risk exposure within management-set limits. In a declining interest-rate environment, we typically enter into receive-fixed swaps or purchase Treasury-based derivatives to shorten the duration of our funding to offset the declining duration of our mortgage assets. In a rising interest-rate environment, we typically enter into pay-fixed swaps or sell Treasury-based derivatives in order to lengthen the duration of our funding to offset the increasing duration of our mortgage assets.

Types of Derivatives

The derivatives we use to hedge interest-rate and foreign-currency risk are common in the financial markets. We principally use the following types of derivatives:

•	LIBOR- and the Euro Interbank Offered Rate, or Euribor-, based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

In addition to swaps, futures and purchased options, our derivative positions include the following:

Written Options and Swaptions

Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. Written options lower our overall hedging costs, allow us to hedge the same economic risk we assume when selling guaranteed final maturity REMICs with a more liquid instrument and allow us to rebalance the options in our callable debt and REMIC portfolios. We may, from time to time, write other derivative contracts such as caps, floors, interest-rate futures and options on buy-up and buy-down commitments.

Forward Purchase and Sale Commitments

We routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Most of these commitments are derivatives subject to the requirements of SFAS 133.

Swap Guarantee Derivatives

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

Credit Derivatives

We have entered into credit derivatives, including risk-sharing agreements. Under these risk-sharing agreements, default losses on specific mortgage loans delivered by sellers are compared to default losses on reference pools of mortgage loans with similar characteristics. Based upon the results of that comparison, we remit or receive payments based upon the default performance of the referenced pools of mortgage loans. In addition, we have entered into agreements whereby we assume credit risk for mortgage loans held by third parties in exchange for a monthly fee. We are obligated to purchase any of the mortgage loans that become 120 days delinquent.

In addition, we have purchased mortgage loans containing debt cancellation contracts, which provide for mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event. The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract, under our guarantee, we would be obligated to make the required contractual payments.

Derivative-Related Risks

Our use of derivatives exposes us to derivative market liquidity risk. See “MD&A — CREDIT RISKS — Derivative Counterparty Credit Risk” for information on derivative counterparty credit risk.

178	Freddie Mac

Derivative Market Liquidity Risk

Derivative market liquidity risk is the risk that we may not be able to enter into or exit out of derivative transactions at a reasonable cost. A lack of sufficient capacity or liquidity in the derivatives market could limit our risk management activities, increasing our exposure to interest-rate risk. To help maintain continuous access to derivative markets, we use a variety of products and transact with many different derivative counterparties. In addition to OTC derivatives, we also use exchange-traded derivatives, asset securitization activities, callable debt and short-term debt to rebalance our portfolio.

We limit our duration and convexity exposure to each counterparty. At December 31, 2008, the largest single uncollateralized exposure of our 21 approved OTC counterparties listed in “MD&A — CREDIT RISKS — Table 75 — Derivative Counterparty Credit Exposure” was related to an A+-rated counterparty, constituting $116 million, or 64%, of the total uncollateralized exposure of our OTC interest-rate swaps, option-based derivatives and foreign-currency swaps. This exposure was largely a result of interest-rate movements on December 31, 2008. We request and post collateral on the subsequent business day based upon the prior day’s ending derivative position by counterparty.

179	Freddie Mac

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

180	Freddie Mac

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freddie Mac:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders’ equity (deficit) present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government-sponsored enterprise, and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the supplemental consolidated fair value balance sheets of the Company as of December 31, 2008 and 2007. As described in “NOTE 17: FAIR VALUE DISCLOSURES,” the supplemental consolidated fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the historical-cost consolidated balance sheets and is not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. In addition, the supplemental consolidated fair value balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets or amounts required to settle obligations may vary significantly from the fair values presented. In our opinion, the supplemental consolidated fair value balance sheets referred to above present fairly, in all material respects, the information set forth therein as described in “NOTE 17: FAIR VALUE DISCLOSURES”.

The Company has been placed into conservatorship by the Federal Housing Finance Agency (“FHFA”). The U.S. Department of Treasury (“Treasury”) has committed financial support to the Company and management continues to conduct business operations pursuant to the delegated authorities from FHFA during conservatorship. The Company is dependent upon the continued support of Treasury and FHFA. These and other related matters are discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to the consolidated financial statements.

As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to the consolidated financial statements, the Company changed how it defines, measures and discloses the fair value of assets and liabilities as of January 1, 2008, elected to measure certain financial instruments and other items at fair value that are not required to be measured at fair value, changed its method of accounting for uncertainty in income taxes as of January 1, 2007, elected to measure newly acquired interests in securitized financial assets that contain embedded derivatives at fair value as of January 1, 2007, and changed its method of accounting for defined benefit plans as of December 31, 2006.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
March 11, 2009

181	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(dollars in millions, except share-related amounts)

Interest income
Investments in securities	$35,067	$36,587	$36,021
Mortgage loans	5,369	4,449	4,152
Other:
Cash and cash equivalents	618	594	622
Federal funds sold and securities purchased under agreements to resell	423	1,280	1,469

Total other	1,041	1,874	2,091

Total interest income	41,477	42,910	42,264

Interest expense
Short-term debt	(6,800)	(8,916)	(8,665)
Long-term debt	(26,532)	(29,148)	(28,218)

Total interest expense on debt	(33,332)	(38,064)	(36,883)
Due to Participation Certificate investors	—	(418)	(387)

Total interest expense	(33,332)	(38,482)	(37,270)
Expense related to derivatives	(1,349)	(1,329)	(1,582)

Net interest income	6,796	3,099	3,412

Non-interest income (loss)
Management and guarantee income (includes interest on guarantee asset of $1,121, $549 and $580, respectively)	3,370	2,635	2,393
Gains (losses) on guarantee asset	(7,091)	(1,484)	(978)
Income on guarantee obligation	4,826	1,905	1,519
Derivative gains (losses)	(14,954)	(1,904)	(1,173)
Gains (losses) on investment activity	(16,108)	294	(473)
Gains (losses) on foreign-currency denominated debt recorded at fair value	406	—	—
Gains (losses) on debt retirement	209	345	466
Recoveries on loans impaired upon purchase	495	505	—
Foreign-currency gains (losses), net	—	(2,348)	96
Low-income housing tax credit partnerships	(453)	(469)	(407)
Other income	125	246	236

Non-interest income (loss)	(29,175)	(275)	1,679

Non-interest expense
Salaries and employee benefits	(828)	(828)	(784)
Professional services	(262)	(392)	(399)
Occupancy expense	(67)	(64)	(61)
Other administrative expenses	(348)	(390)	(397)

Total administrative expenses	(1,505)	(1,674)	(1,641)
Provision for credit losses	(16,432)	(2,854)	(296)
Real estate owned operations expense	(1,097)	(206)	(60)
Losses on certain credit guarantees	(17)	(1,988)	(406)
Losses on loans purchased	(1,634)	(1,865)	(148)
Securities administrator loss on investment activity	(1,082)	—	—
Minority interests in earnings (loss) of consolidated subsidiaries	(8)	8	(58)
Other expenses	(415)	(222)	(200)

Non-interest expense	(22,190)	(8,801)	(2,809)

Income (loss) before income tax (expense) benefit	(44,569)	(5,977)	2,282
Income tax (expense) benefit	(5,550)	2,883	45

Net income (loss)	$(50,119)	$(3,094)	$2,327

Preferred stock dividends and issuance costs on redeemed preferred stock (including $—, $6 and $— of issuance costs on redeemed preferred stock, respectively)	(675)	(404)	(270)
Amount allocated to participating security option holders	(1)	(5)	(6)

Net income (loss) available to common stockholders	$(50,795)	$(3,503)	$2,051

Earnings (loss) per common share:
Basic	$(34.60)	$(5.37)	$3.01
Diluted	$(34.60)	$(5.37)	$3.00

Weighted average common shares outstanding (in thousands)
Basic	1,468,062	651,881	680,856
Diluted	1,468,062	651,881	682,664
Dividends per common share	$0.50	$1.75	$1.91

The accompanying notes are an integral part of these financial statements.

182	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in millions, except share-related amounts)

Assets
Cash and cash equivalents	$45,326	$8,574
Restricted cash	953	96
Federal funds sold and securities purchased under agreements to resell	10,150	6,562
Investments in securities:
Available-for-sale, at fair value (includes $21,302 and $17,010, respectively, pledged as collateral that may be repledged)	458,898	650,766
Trading, at fair value	190,361	14,089

Total investments in securities	649,259	664,855
Mortgage loans:
Held-for-sale, at lower-of-cost-or-fair-value (except $401 at fair value at December 31, 2008)	16,247	3,685
Held-for-investment, at amortized cost (net of allowances for loan losses of $690 and $256, respectively)	91,344	76,347

Total mortgage loans, net	107,591	80,032
Accounts and other receivables, net	6,337	4,927
Derivative assets, net	955	827
Guarantee asset, at fair value	4,847	9,591
Real estate owned, net	3,255	1,736
Deferred tax assets, net	15,351	10,304
Low-income housing tax credit partnerships equity investments	4,145	4,568
Other assets	2,794	2,296

Total assets	$850,963	$794,368

Liabilities and stockholders’ equity (deficit)
Accrued interest payable	$6,504	$7,864
Debt, net:
Short-term debt (includes $1,638 at fair value at December 31, 2008)	435,114	295,921
Long-term debt (includes $11,740 at fair value at December 31, 2008)	407,907	442,636

Total debt, net	843,021	738,557
Guarantee obligation	12,098	13,712
Derivative liabilities, net	2,277	582
Reserve for guarantee losses on Participation Certificates	14,928	2,566
Other liabilities	2,772	4,187

Total liabilities	881,600	767,468

Commitments and contingencies (Notes 1, 2, 3, 12 and 13)
Minority interests in consolidated subsidiaries	94	176
Stockholders’ equity (deficit)
Senior preferred stock, at redemption value	14,800	—
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 and $0.21 par value, 4,000,000,000 and 806,000,000 shares authorized, 725,863,886 shares issued and 647,260,293 shares and 646,266,701 shares outstanding, respectively	—	152
Additional paid-in capital	19	871
Retained earnings (accumulated deficit)	(23,191)	26,909
Accumulated other comprehensive income (loss), or AOCI, net of taxes, related to:
Available-for-sale securities	(28,510)	(7,040)
Cash flow hedge relationships	(3,678)	(4,059)
Defined benefit plans	(169)	(44)

Total AOCI, net of taxes	(32,357)	(11,143)
Treasury stock, at cost, 78,603,593 shares and 79,597,185 shares, respectively	(4,111)	(4,174)

Total stockholders’ equity (deficit)	(30,731)	26,724

Total liabilities and stockholders’ equity (deficit)	$850,963	$794,368

The accompanying notes are an integral part of these financial statements.

183	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	—	$—	—	$—	—	$—
Senior preferred stock issuance	1	1,000	—	—	—	—
Increase in liquidation preference	—	13,800	—	—	—	—

Senior preferred stock, end of year	1	14,800	—	—	—	—

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	132	6,109	92	4,609
Preferred stock issuances	—	—	344	8,600	40	1,500
Preferred stock redemptions	—	—	(12)	(600)	—	—

Preferred stock, end of year	464	14,109	464	14,109	132	6,109

Common stock, par value
Balance, beginning of year	726	152	726	152	726	152
Adjustment to par value	—	(152)	—	—	—	—

Common stock, end of year	726	—	726	152	726	152

Additional paid-in capital
Balance, beginning of year		871		962		924
Stock-based compensation		74		81		60
Income tax benefit from stock-based compensation		(16)		—		9
Preferred stock issuance costs		—		(116)		(15)
Common stock issuances		(66)		(42)		(15)
Real Estate Investment Trust, or REIT, preferred stock repurchase		4		(14)		(1)
Adjustment to common stock par value		152		—		—
Common stock warrant issuance		2,304		—		—
Commitment from the U.S. Department of the Treasury		(3,304)		—		—

Additional paid-in capital, end of year		19		871		962

Retained earnings (accumulated deficit)
Balance, beginning of year		26,909		31,372		30,638
Cumulative effect of change in accounting principle, net of taxes		1,023		181		(13)

Balance, beginning of year, as adjusted		27,932		31,553		30,625
Net income (loss)		(50,119)		(3,094)		2,327
Senior preferred stock dividends declared		(172)		—		—
Preferred stock dividends declared		(503)		(398)		(270)
Common stock dividends declared		(329)		(1,152)		(1,310)

Retained earnings (accumulated deficit), end of year		(23,191)		26,909		31,372

AOCI, net of taxes
Balance, beginning of year		(11,143)		(8,451)		(9,352)
Cumulative effect of change in accounting principle, net of taxes		(850)		—		—

Balance, beginning of year, as adjusted		(11,993)		(8,451)		(9,352)
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		(20,616)		(3,708)		(267)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		377		973		1,254
Changes in defined benefit plans		(125)		43		(2)

Change in other comprehensive income (loss), net of taxes, net of reclassification adjustments		(20,364)		(2,692)		985
Adjustment to initially apply Statement of Financial Accounting Standard No. 158, net of tax		—		—		(84)

AOCI, net of taxes, end of year		(32,357)		(11,143)		(8,451)

Treasury stock, at cost
Balance, beginning of year	80	(4,174)	65	(3,230)	33	(1,280)
Common stock issuances	(1)	63	(1)	56	(1)	50
Common stock repurchases	—	—	16	(1,000)	33	(2,000)

Treasury stock, end of year	79	(4,111)	80	(4,174)	65	(3,230)

Total stockholders’ equity (deficit)		$(30,731)		$26,724		$26,914

Comprehensive income (loss)
Net income (loss)		$(50,119)		$(3,094)		$2,327
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		(20,364)		(2,692)		985

Total comprehensive income (loss)		$(70,483)		$(5,786)		$3,312

The accompanying notes are an integral part of these financial statements.

184	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Cash flows from operating activities
Net income (loss)	$(50,119)	$(3,094)	$2,327
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Hedge accounting (gains) losses	16	—	(2)
Derivative losses	13,650	2,231	1,262
Asset related amortization — premiums, discounts and basis adjustments	(493)	(10)	212
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	8,765	10,894	11,176
Net discounts paid on retirements of debt	(8,844)	(8,405)	(7,429)
Gains on debt retirement	(209)	(345)	(466)
Provision for credit losses	16,432	2,854	296
Low-income housing tax credit partnerships	453	469	407
Losses on loans purchased	1,634	1,865	148
(Gains) losses on investment activity	16,122	(305)	538
Foreign-currency (gains) losses, net	—	2,348	(96)
Gains on foreign-currency denominated debt recorded at fair value	(406)	—	—
Deferred income tax expense (benefit)	5,507	(3,943)	(1,012)
Purchases of held-for-sale mortgages	(38,070)	(21,678)	(18,352)
Sales of held-for-sale mortgages	24,711	19,545	18,710
Repayments of held-for-sale mortgages	896	138	104
Due to Participation Certificates and Structured Securities Trust	(104)	946	—
Change in trading securities	—	(1,922)	1,085
Change in accounts and other receivables, net	(2,535)	(909)	(504)
Change in amounts due to Participation Certificate investors, net	—	(10,624)	302
Change in accrued interest payable	(786)	(263)	718
Change in income taxes payable	(1,187)	134	(282)
Change in guarantee asset, at fair value	4,744	(2,203)	(1,125)
Change in guarantee obligation	(1,502)	4,245	1,536
Other, net	827	496	(522)

Net cash (used for) provided by operating activities	(10,498)	(7,536)	9,031

Cash flows from investing activities
Purchases of trading securities	(200,613)	—	—
Proceeds from sales of trading securities	94,764	—	—
Proceeds from maturities of trading securities	18,786	—	—
Purchases of available-for-sale securities	(174,968)	(319,213)	(386,407)
Proceeds from sales of available-for-sale securities	35,872	109,973	86,737
Proceeds from maturities of available-for-sale securities	194,036	219,047	305,329
Purchases of held-for-investment mortgages	(24,684)	(25,059)	(15,382)
Repayments of held-for-investment mortgages	6,468	9,451	10,207
Increase in restricted cash	(857)	(96)	—
Net proceeds (payments) from mortgage insurance and acquisitions and dispositions of real estate owned	(3,458)	1,798	1,486
Net (increase) decrease in Federal funds sold and securities purchased under agreements to resell	(3,588)	16,466	(7,869)
Derivative premiums and terminations and swap collateral, net	(12,829)	(2,484)	910
Investments in low-income housing tax credit partnerships	—	(158)	(161)

Net cash (used for) provided by investing activities	(71,071)	9,725	(5,150)

Cash flows from financing activities
Proceeds from issuance of short-term debt	1,194,456	1,016,933	750,201
Repayments of short-term debt	(1,061,595)	(986,489)	(767,427)
Proceeds from issuance of long-term debt	241,222	183,161	177,361
Repayments of long-term debt	(267,732)	(222,541)	(159,204)
Proceeds from increase in liquidation preference of senior preferred stock	13,800	—	—
Proceeds from issuance of preferred stock	—	8,484	1,485
Redemption of preferred stock	—	(600)	—
Repurchases of common stock	—	(1,000)	(2,000)
Payment of cash dividends on senior preferred stock, preferred stock and common stock	(1,008)	(1,553)	(1,579)
Excess tax benefits associated with stock-based awards	3	5	14
Payments of low-income housing tax credit partnerships notes payable	(742)	(1,068)	(1,382)
Other, net	(83)	(306)	(459)

Net cash provided by (used for) financing activities	118,321	(4,974)	(2,990)

Net increase (decrease) in cash and cash equivalents	36,752	(2,785)	891
Cash and cash equivalents at beginning of year	8,574	11,359	10,468

Cash and cash equivalents at end of year	$45,326	$8,574	$11,359

Supplemental cash flow information

Cash paid (received) for:
Debt interest	$35,664	$37,473	$33,973
Swap collateral interest	149	445	479
Derivative interest carry, net	804	(1,070)	325
Income taxes	1,230	927	1,250

Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as available-for-sale securities	—	169	13
Transfers from mortgage loans to real estate owned	1,449	3,130	1,603
Investments in low-income housing tax credit partnerships financed by notes payable	—	286	324
Transfers from held-for-sale mortgages to held-for-investment mortgages	—	41	123
Transfers from held-for-investment mortgages to held-for-sale mortgages	—	—	950
Transfers from mortgage-related investments portfolio Participation Certificates to held-for-investment mortgages	—	2,229	1,304
Transfers from available-for-sale securities to trading securities	87,281	—	—
Issuance of senior preferred stock and warrant to purchase common stock to U.S. Department of the Treasury	3,304	—	—

The accompanying notes are an integral part of these financial statements.

185	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by the U.S. Congress, or Congress, in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. We refer to our investment in mortgage loans and mortgage-related securities as our mortgage-related investments portfolio, formerly known as our retained portfolio. Through our credit guarantee activities, we securitize mortgage loans by issuing Mortgage Participation Certificates, or PCs, to third-party investors. We also resecuritize mortgage-related securities that are issued by us or the Government National Mortgage Association, or Ginnie Mae, as well as private, or non-agency, entities. We also guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as our assets. As discussed in “Securitization Activities through Issuances of Guaranteed PC and Structured Securities,” our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities. Our management activities are essential to and inseparable from our guarantee activities. We do not provide or charge for the activities separately. The management and guarantee fee is paid to us over the life of the related PCs and Structured Securities and reflected in earnings as management and guarantee income is accrued.

Our financial results for the year ended December 31, 2008 reflect the adverse conditions in the U.S. mortgage markets during the year, which deteriorated dramatically during the second half of the year. Deterioration of market conditions, including rapidly declining home prices, higher mortgage delinquency rates and higher loss severities, contributed to large credit-related expenses and other-than-temporary impairments for the third and fourth quarters and the full year of 2008.

Conservatorship and Related Developments

On September 6, 2008, at the request of the then Secretary of the U.S. Department of the Treasury, or Treasury, the Chairman of the Board of Governors of the Federal Reserve System, or the Federal Reserve, and the Director of the Federal Housing Finance Agency, or FHFA, our Board of Directors adopted a resolution consenting to the appointment of a conservator. After obtaining this consent, the Director of FHFA appointed FHFA as our Conservator on September 6, 2008. Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, and succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, or what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. However, we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term.

We receive substantial support from Treasury, FHFA as our Conservator and regulator and the Federal Reserve. On February 18, 2009, Treasury Secretary Geithner issued a statement outlining further efforts by Treasury to strengthen its commitment to us by increasing the funding available under the senior preferred stock purchase agreement, or Purchase Agreement, from $100 billion to $200 billion. As of the filing of this annual report on Form 10-K, the Purchase Agreement has not been amended to reflect the increase in Treasury’s commitment. For additional information on our Purchase Agreement, see “NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT).” We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

In November 2008, we received $13.8 billion from Treasury under the Purchase Agreement, and we expect to receive $30.8 billion in March 2009 pursuant to a draw request that FHFA has submitted to Treasury on our behalf. Upon funding of the $30.8 billion draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $1.0 billion as of September 8, 2008 to $45.6 billion. The amount remaining under the announced funding commitment from Treasury will be $155.4 billion, which does not include the initial liquidation preference of $1 billion reflecting the cost of the initial funding commitment (as no cash was received). The corresponding annual dividends payable to Treasury will increase to $4.6 billion. This dividend obligation exceeds our annual historical earnings in most periods, and will contribute to increasingly negative cash flows in future periods, if we pay the dividends in cash. In addition, the continuing deterioration in the financial and housing markets and further net losses in accordance with generally accepted

186	Freddie Mac

accounting principles, or GAAP, will make it more likely that we will continue to have additional large draws under the Purchase Agreement in future periods, which will make it significantly more difficult to pay senior preferred dividends in cash in the future. Additional draws would also diminish the amount of Treasury’s remaining commitment available to us under the Purchase Agreement. As a result of additional draws and other factors, our cash flow from operations and earnings will likely be negative for the foreseeable future, there is significant uncertainty as to our future capital structure and long-term financial sustainability, and there are likely to be significant changes to our capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Based on the Federal Home Loan Mortgage Corporation Act, which we refer to as our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives, including:

• providing liquidity, stability and affordability in the mortgage market;

• immediately providing additional assistance to the struggling housing and mortgage markets;

• reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

• returning to long-term profitability; and

• protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. We regularly receive direction from our Conservator on how to pursue certain of these objectives. During the fourth quarter, the Conservator directed us to focus our efforts on assisting homeowners in the struggling housing and mortgage markets. We responded by offering large-scale loan modification programs, temporarily suspending foreclosures and evictions and implementing other loss mitigation activities. These efforts are intended to help struggling homeowners and the mortgage market and may help to mitigate credit losses, but some of them are expected to have an adverse impact on our future financial results. As a result, we will, in some cases, sacrifice the objectives of reducing the need to draw funds from Treasury and returning to long-term profitability as we provide this assistance. Additional draws on the Purchase Agreement will further increase our ongoing dividend obligations and, therefore, extend the period of time until we might be able to return to profitability.

On February 18, 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan, or HASP, which includes (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for that loan; and (b) an initiative to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default, through various government incentives to servicers, mortgage holders and homeowners. At present, it is difficult for us to predict the full extent of our activities under these initiatives and assess their impact on us. However, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans, the costs associated with servicer and borrower incentive fees and the related accounting impacts, will be substantial. HASP will require us, in some cases, to modify loans when default is imminent even though the borrower’s mortgage payments are current. If current loans are modified and are purchased from PC pools, our guarantee may no longer be eligible for an exception from derivative accounting under Statement of Financial Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, thereby requiring us, pursuant to our current accounting policy, to account for our guarantee as a derivative instrument. Management is working internally and with regulatory agencies to consider potential changes to our modification practices or current accounting policy to maintain the SFAS 133 exemption. If our efforts to maintain our exemption from derivative accounting for our guarantee are unsuccessful, our entire guarantee may be accounted for as a derivative instrument as early as the second quarter of 2009; however, the precise timing remains uncertain. We currently estimate the initial impact of accounting for our guarantee as a derivative instrument at fair value, less credit reserves, to be an initial pre-tax charge of approximately $30 billion based on balances at December 31, 2008. Accounting for the guarantee as a derivative instrument would require us to recognize subsequent guarantee fair value changes through earnings in future periods and, as a result, no longer recognize credit losses associated with the guarantee as they are incurred and no longer recognize revenue through amortization of the guarantee obligation, as these amounts would be reflected in the fair value changes. As such, these initiatives are likely to have a significant adverse effect on our business, financial results or condition.

Given the important role the Obama Administration has placed on Freddie Mac in addressing housing and mortgage market conditions, we may be required to take other actions that could have a negative impact on our business financial results or condition. There are also other actions being contemplated by Congress, such as legislation that would provide bankruptcy judges the ability to lower the principal amount or interest rate, or both, on mortgage loans in bankruptcy proceedings that we anticipate will increase our credit losses.

187	Freddie Mac

Because we expect many of these objectives and initiatives will result in significant costs, and the extent to which we will be compensated or receive additional support for implementation of these actions is unclear, there is significant uncertainty as to the ultimate impact they will have on our future capital or liquidity needs. However, we believe that the increased level of support provided by Treasury and FHFA, as described above, is sufficient in the near-term to ensure we have adequate capital and liquidity to continue to conduct our normal business activities. Management is in the process of identifying and considering various actions that could be taken to reduce the significant uncertainties surrounding the business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited based on market conditions and other factors. Any actions we take will likely require approval by FHFA and Treasury before they are implemented. In addition, FHFA, Treasury or Congress may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions.

In the second half of 2008, we experienced less demand for our debt securities as reflected in wider spreads on our term and callable debt. This reflected overall deterioration in our access to unsecured medium and long-term debt markets. There were many factors contributing to the reduced demand for our debt securities in the capital markets, including continued severe market disruptions, market concerns about our capital position and the future of our business (including its future profitability, future structure, regulatory actions and agency status) and the extent of U.S. government support for our debt securities. In addition, various U.S. government programs were still being digested by market participants, which created uncertainty as to whether competing obligations of other companies were more attractive investments than our debt securities. An inability to issue debt securities at attractive rates in amounts sufficient to fund our business activities and meet our obligations could have an adverse effect on our liquidity, financial condition and results of operations.

As our ability to issue long-term debt has been limited, we have relied increasingly on short-term debt to fund our purchases of mortgage assets and to refinance maturing debt. As a result, we have been required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand, increasing interest rates and adverse credit market conditions. On November 25, 2008, the Federal Reserve announced that it would purchase up to $100 billion in direct obligations of us, the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Banks, or FHLBs, and up to $500 billion of mortgage-related securities issued by Freddie Mac, Fannie Mae and Ginnie Mae by the end of the second quarter of 2009. Since that time, we have experienced improved demand for our issuances of long-term debt, indicating that these conditions are beginning to improve and demonstrating greater ability for us to access the long-term debt markets.

On September 18, 2008, we entered into a lending agreement with Treasury, or Lending Agreement, pursuant to which Treasury established a new secured lending credit facility that is available to us until December 31, 2009 as a liquidity back-stop. In order to borrow pursuant to the Lending Agreement, we are required to post collateral in the form of Freddie Mac or Fannie Mae mortgage-related securities to secure all borrowings under the facility. The terms of any borrowings under the Lending Agreement, including the interest rate payable on the loan and the amount of collateral we will need to provide as security for the loan, will be determined by Treasury. Treasury is not obligated under the Lending Agreement to make any loan to us. Treasury does not have authority to extend the term of this credit facility beyond December 31, 2009, which is when Treasury’s temporary authority to purchase our obligations and other securities, granted by the Federal Housing Finance Regulatory Reform Act of 2008, or Reform Act, expires. After December 31, 2009, Treasury still may purchase up to $2.25 billion of our obligations under its permanent authority, as set forth in our charter. We do not currently have plans to use the Lending Agreement and are uncertain as to the impact, if any, its expiration might have on our operations or liquidity.

We believe we will continue to have adequate access to the short and medium-term debt markets for the purpose of refinancing our debt obligations as they become due. We also have had undisrupted access to the derivatives markets, as necessary, for the purposes of entering into derivatives to manage our duration risk.

For additional information concerning the conservatorship and the effects of the Purchase Agreement, see “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” “NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)” and “NOTE 10: REGULATORY CAPITAL.”

Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed above and in “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government during the year ended December 31, 2008. In addition, we are deemed related parties with Fannie Mae as we are under common control. All transactions between us and Fannie Mae have occurred in the normal course of business.

188	Freddie Mac

Basis of Presentation

Our financial reporting and accounting policies conform to GAAP. Certain amounts in prior periods have been reclassified to conform to the current presentation. We evaluate the materiality of identified errors in the financial statements using both an income statement, or “rollover,” and a balance sheet, or “iron-curtain,” approach, based on relevant quantitative and qualitative factors. Our approach is consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108.

Net income (loss) includes certain adjustments to correct immaterial errors related to previously reported periods.

Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Actual results could differ from those estimates.

Our estimates and judgments include, but are not limited to the following:

•	estimating fair value for a significant portion of assets and liabilities, including financial instruments and real estate owned, or REO, (See “NOTE 17: FAIR VALUE DISCLOSURES” for a discussion of our fair value estimates);

•	estimating the expected amounts of forecasted issuances of debt;

•	establishing the allowance for loan losses on loans held-for-investment and the reserve for guarantee losses on PCs;

•	applying the static effective yield method of amortizing our guarantee obligation into earnings based on forecasted unpaid principal balances, which requires adjustment when significant changes in economic events cause a shift in the pattern of our economic release from risk;

•	applying the effective interest method, which requires estimates of the expected future amounts of prepayments of mortgage-related assets;

•	assessing when impairments should be recognized on investments in securities and the subsequent accretion of impairments using prospective amortization; and

•	assessing the realizability of net deferred tax assets to determine our need for and amount of a valuation allowance.

Consolidation and Equity Method of Accounting

The consolidated financial statements include our accounts and those of our subsidiaries. The equity and net earnings attributable to the minority stockholder interests in our consolidated subsidiaries are reported separately on our consolidated balance sheets as minority interests in consolidated subsidiaries and in the consolidated statements of operations as minority interests in earnings (loss) of consolidated subsidiaries. All material intercompany transactions have been eliminated in consolidation.

For each entity with which we are involved, we determine whether the entity should be considered a subsidiary and thus consolidated in our financial statements. These subsidiaries include entities in which we hold more than 50% of the voting rights or over which we have the ability to exercise control. Accordingly, we consolidate our two majority-owned REITs, Home Ownership Funding Corporation and Home Ownership Funding Corporation II. Other subsidiaries consist of variable interest entities, or VIEs, in which we are the primary beneficiary.

A VIE is an entity (a) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party or (b) where the group of equity holders does not have (i) the ability to make significant decisions about the entity’s activities, (ii) the obligation to absorb the entity’s expected losses or (iii) the right to receive the entity’s expected residual returns. We consolidate entities that are VIEs when we are the primary beneficiary. We are considered the primary beneficiary of a VIE and thus consolidate the VIE when we absorb a majority of its expected losses, receive a majority of its expected residual returns (unless another enterprise receives this majority), or both. We determine if we are the primary beneficiary when we become involved in the VIE. If we are the primary beneficiary, we reconsider this decision when we sell or otherwise dispose of all or part of our variable interests to unrelated parties or if the VIE issues new variable interests to parties other than us or our related parties. Conversely, if we are not the primary beneficiary, we reconsider this decision when we acquire additional variable interests in these entities. See “NOTE 4: VARIABLE INTEREST ENTITIES” for more information. We regularly invest as a limited partner in qualified low-income housing tax credit, or LIHTC, partnerships that are eligible for federal tax credits and that mostly are VIEs. We are the primary beneficiary for certain of these LIHTC partnerships.

We use the equity method of accounting for entities over which we have the ability to exercise significant influence, but not control, such as (a) entities that are not VIEs and (b) VIEs in which we have significant variable interests but are not the primary beneficiary. We report our recorded investment as part of low-income housing tax credit partnerships equity

189	Freddie Mac

investments or within other assets on our consolidated balance sheets and recognize our share of the entity’s losses in the consolidated statements of operations as non-interest income (loss), with an offset to the recorded investment. Our share of losses is recognized only until the recorded investment is reduced to zero, unless we have guaranteed the obligations of or otherwise committed to provide further financial support to these entities. We review these investments for impairment on a quarterly basis and reduce them to fair value when a decline in fair value below the recorded investment is deemed to be other-than-temporary. Our review considers a number of factors, including but not limited to the severity and duration of the decline in fair value, remaining estimated tax credits and losses in relation to the recorded investment and our intent and ability to hold the investment until a recovery can be reasonably estimated to occur.

In applying the equity method of accounting to the LIHTC partnerships where we are not the primary beneficiary, our obligations to make delayed equity contributions that are unconditional and legally binding are recorded at their present value in other liabilities on the consolidated balance sheets. In addition, to the extent our recorded investment in qualified LIHTC partnerships differs from the book basis reflected at the partnership level, the difference is amortized over the life of the tax credits and included in our consolidated statements of operations as part of non-interest income (loss) — low-income housing tax credit partnerships. Any impairment losses under the equity method for these LIHTC partnerships are also included in our consolidated statements of operations as part of non-interest income (loss) — low-income housing tax credit partnerships.

Cash and Cash Equivalents and Statements of Cash Flows

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. In addition, cash collateral we obtain from counterparties to derivative contracts where we are in a net unrealized gain position is recorded as cash and cash equivalents. The vast majority of the cash and cash equivalents balance is interest-bearing in nature.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” or SFAS 159 otherwise known as the fair value option, on January 1, 2008, which requires the classification of trading securities cash flows based on the purpose for which the securities were acquired. Upon adoption of SFAS 159, we classified our trading securities cash flows as investing activities because we intend to hold these securities for investment purposes. Prior to our adoption of SFAS 159, we classified cash flows on all trading securities as operating activities. As a result, the operating and investing activities on our consolidated statements of cash flows have been impacted by this change.

In the consolidated statements of cash flows, cash flows related to the acquisition and termination of derivatives other than forward commitments are generally classified in investing activities, without regard to whether the derivatives are designated as a hedge of another item. Cash flows from commitments accounted for as derivatives that result in the acquisition or sale of mortgage securities or mortgage loans are classified in either: (a) operating activities for mortgage loans classified as held-for-sale, or (b) investing activities for trading securities, available-for-sale securities or mortgage loans classified as held-for-investment. Cash flows related to purchases of mortgage loans held-for-sale are classified in operating activities. When mortgage loans held-for-sale are sold or securitized, proceeds from sale or securitization and any related gain or loss are classified in operating activities. All cash inflows associated with our investments in mortgage-related securities issued by us that are classified as available-for-sale (i.e., payments, maturities, and proceeds from sales) are classified as investing activities.

Cash flows related to management and guarantee fees, including upfront, guarantee-related payments, are classified as operating activities, along with the cash flows related to the collection and distribution of payments on the mortgage loans underlying PCs. Upfront, guarantee-related payments are discussed further below in “Securitization Activities through Issuances of Guaranteed PCs and Structured Securities — Cash Payments at Inception.”

Restricted Cash

Cash collateral accepted from counterparties that we do not have the right to use is recorded as “Restricted cash” in our consolidated balance sheets. During 2008, in order to meet new clearing fund diversification requirements as a participant of the Mortgage-Backed Securities Clearing Division of the Fixed Income Clearing Corporation, we posted cash collateral to the Fixed Income Clearing Corporation and recorded this cash collateral as restricted cash. Additionally, prior period amounts have been revised to conform to the current year presentation.

Securitization Activities through Issuances of Guaranteed PCs and Structured Securities

Overview

We securitize substantially all of the single-family mortgages we have purchased and issue mortgage-related securities called PCs that can be sold to investors or held by us. We issue PCs and Structured Securities through various swap-based exchanges significantly more often than through cash-based exchanges. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor

190	Freddie Mac

swaps, except that formed PC pools include loans that are contributed by more than one other party or by us. We also issue and transfer Structured Securities to third parties in exchange for PCs and non-Freddie Mac mortgage-related securities.

PCs

Our PCs are pass-through securities that represent undivided beneficial interests in trusts that own pools of mortgages we have purchased. For our fixed-rate PCs, we guarantee the timely payment of interest and the timely payment of principal. For our adjustable rate mortgages, or ARM, PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We do not guarantee the timely payment of principal for ARM PCs; however, we do guarantee the full and final payment of principal. In exchange for providing this guarantee, we receive a contractual management and guarantee fee and other upfront credit-related fees.

Other investors purchase our PCs, including pension funds, insurance companies, securities dealers, money managers, commercial banks, foreign central banks and other fixed-income investors. PCs differ from U.S. Treasury securities and other fixed-income investments in two primary ways. First, they can be prepaid at any time because homeowners can pay off the underlying mortgages at any time prior to a loan’s maturity. Because homeowners have the right to prepay their mortgage, the securities implicitly have a call option that significantly reduces the average life of the security as compared to the contractual maturity of the underlying loans. Consequently, mortgage-related securities generally provide a higher nominal yield than certain other fixed-income products. Second, PCs are not backed by the full faith and credit of the United States, as are U.S. Treasury securities. However, we guarantee the payment of interest and principal on all our PCs, as discussed above.

Guarantee Asset

In return for providing our guarantee for the payment of principal and interest on the security, we may earn a management and guarantee fee that is paid to us over the life of an issued PC, representing a portion of the interest collected on the underlying loans. We recognize the fair value of our contractual right to receive management and guarantee fees as a guarantee asset at the inception of an executed guarantee. We recognize a guarantee asset, which performs similar to an interest-only security, only when an explicit management and guarantee fee is charged. To estimate the fair value of most of our guarantee asset, we obtain dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. For the remaining portion of our guarantee asset, we use an expected cash flow approach including only those cash flows expected to result from our contractual right to receive management and guarantee fees, discounted using market input assumptions extracted from the dealer quotes provided on the more liquid products. See “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for more information on how we determine the fair value of our guarantee asset.

Subsequently, we account for a guarantee asset like a debt instrument classified as trading under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115. As such, we measure the guarantee asset at fair value with changes in the fair value reflected in earnings as gains (losses) on guarantee asset. Cash collections of our contractual management and guarantee fee reduce the value of the guarantee asset and are reflected in earnings as management and guarantee income.

Guarantee Obligation

Our guarantee obligation represents the recognized liability associated with our guarantee of PCs and Structured Securities net of cumulative amortization. Prior to January 1, 2008, we recognized a guarantee obligation at the fair value of our non-contingent obligation to stand ready to perform under the terms of our guarantee at inception of an executed guarantee. Upon adoption of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 45, “Guarantor’s Accounting and Disclosure Requirement for Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34,” or FIN 45, as amended by SFAS 157. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation we received in the related securitization transaction. As a result, we no longer record estimates of deferred gains or immediate, “day one”, losses on most guarantees. However, all unamortized amounts recorded prior to January 1, 2008 will continue to be deferred and amortized using the static effective yield method. The guarantee obligation is reduced by the fair value of any primary loan-level mortgage insurance (which is described below under Credit Enhancements) that we receive.

Subsequently, we amortize our guarantee obligation into earnings as income on guarantee obligation using a static effective yield method. The static effective yield is calculated and fixed at inception of the guarantee based on forecasted unpaid principal balances. The static effective yield is subsequently evaluated and adjusted when significant changes in economic events cause a shift in the pattern of our economic release from risk (hereafter referred to as the loss curve). We have established triggers that identify significant shifts in the loss curve, which include increases or decreases in prepayment

191	Freddie Mac

speeds, and increases or decreases in home price appreciation/depreciation. These triggers are based on objective measures (i.e., defined percentages which are designed to identify symmetrical shifts in the loss curve) applied consistently period to period. When a trigger is met, a cumulative catch-up adjustment is recognized to true up the cumulative amortization to the amount that would have been recognized had the shift in the loss curve been included in the original effective yield calculation. The new effective yield is applied prospectively based on the revised cash flow forecast and can subsequently change when another trigger is met indicating another significant shift in the loss curve. The resulting recorded amortization reflects our economic release from risk under changing economic scenarios.

Credit Enhancements

As additional consideration, we may receive the following types of seller-provided credit enhancements related to the underlying mortgage loans. These credit enhancements are initially measured at fair value and recognized as follows: (a) pool insurance is recognized as an other asset; (b) recourse and/or indemnifications that are provided by counterparties to guarantor swap or cash auction transactions are recognized as an other asset; and (c) primary loan-level mortgage insurance is recognized at inception as a component of the recognized guarantee obligation. The fair value of the credit enhancements is estimated using an expected cash flow approach intended to reflect the estimated amount that a third party would be willing to pay for the contracts. Recognized credit enhancement assets are subsequently amortized into earnings as other non-interest expense under the static effective yield method in the same manner as our guarantee obligation. Recurring insurance premiums are recorded at the amount paid and amortized over their contractual life.

Reserve for Guarantee Losses on Participation Certificates

When appropriate, we recognize a contingent obligation to make payments under our guarantee, in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies,” or SFAS 5. See “Allowance for Loan Losses and Reserve for Guarantee Losses” below for information on our contingent obligation, when it is recognized, and how it is initially and subsequently measured.

Deferred Guarantee Income or Losses on Certain Credit Guarantees

Prior to January 1, 2008, because the recognized assets (the guarantee asset and any credit enhancement-related assets) and the recognized liability (the guarantee obligation) were valued independently of each other, net differences between these recognized assets and liability existed at inception. If the amounts of the recognized assets exceeded the recognized liability, the excess was deferred on our consolidated balance sheets as a component of guarantee obligation and referred to as deferred guarantee income, and is subsequently amortized into earnings as income on guarantee obligation using a static effective yield method consistent with the amortization of our guarantee obligation. If the amount of the recognized liability exceeded the recognized assets, the excess was expensed immediately to earnings as a component of non-interest expense — losses on certain credit guarantees.

Cash Payments at Inception

When we issue PCs, we often exchange buy-up and buy-down fees with the counterparties to the exchange, so that the mortgage loan pools can fit into PC coupon increments. PCs are issued in 50 basis point coupon increments, whereas the mortgage loans that underlie the PCs are issued in 12.5 basis point coupon increments. Buy-ups are upfront cash payments made by us to increase the management and guarantee fee we will receive over the life of an issued PC, and buy-downs are upfront cash payments made to us to decrease the management and guarantee fee we receive over the life of an issued PC. The following illustrates how buy-ups and buy-downs impact the management and guarantee fees.

Buy-Up Example		Buy-Down Example

Mortgage loan pool weighted average coupon	6.625%	Mortgage loan pool weighted average coupon	6.375%
Loan servicing fee	(.250)%	Loan servicing fee	(.250)%
Stated management and guarantee fee	(.200)%	Stated management and guarantee fee	(.200)%
Buy-up (increasing the stated fee)	(.175)%	Buy-down (decreasing the stated fee)	.075%

PC coupon	6.00%	PC coupon	6.00%

We may also receive upfront, cash-based payments as additional compensation for our guarantee of mortgage loans, referred to as delivery fees. These fees are charged to compensate us for any additional credit risk not contemplated in the management and guarantee fee initially negotiated with customers.

Cash payments that are made or received at inception of a swap-based exchange related to buy-ups, buy-downs or delivery fees are included as a component of our guarantee obligation and amortized into earnings as a component of income on guarantee obligation over the life of the guarantee. Prior to the adoption of FIN 45, certain pre-2003 deferred delivery and buy-down fees received by us were recorded as deferred income as a component of other liabilities and are amortized through management and guarantee income.

192	Freddie Mac

Multilender Swaps

We account for a portion of PCs that we issue through our multilender swap program in the same manner as transfers that are accounted for as cash auctions of PCs if we contribute mortgage loans as collateral. The accounting for the remaining portion of such PC issuances is consistent with the accounting for PCs issued through a guarantor swap transaction.

Structured Securities

Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We create Structured Securities primarily by using PCs or previously issued Structured Securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of the tranches of our Structured Securities. For Structured Securities that we issue to third parties in exchange for PCs, we receive a transaction fee (measured at the amount received), but we generally do not recognize any incremental guarantee asset or guarantee obligation because the underlying collateral is a guaranteed PC; therefore, there is no incremental guarantee asset or obligation to record. Rather, we defer and amortize into earnings as other non-interest income on a straight-line basis that portion of the transaction fee that we receive equal to the estimated fair value of our future administrative responsibilities for issued Structured Securities. These responsibilities include ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services. We estimate the fair value of these future responsibilities based on quotes from third-party vendors who perform each type of service and, where quotes are not available, based on our estimates of what those vendors would charge.

The remaining portion of the transaction fee relates to compensation earned in connection with structuring-related services we rendered to third parties and is allocated to the Structured Securities we retain, if any, and the Structured Securities acquired by third parties, based on the relative fair value of the Structured Securities. The fee allocated to any Structured Securities we retain is deferred as a carrying value adjustment of retained Structured Securities and is amortized using the effective interest method over the estimated lives of the Structured Securities. The fee allocated to the Structured Securities acquired by third parties is recognized immediately in earnings as other non-interest income.

Structured Transactions

Structured Securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities are referred to as Structured Transactions. We recognize a guarantee asset, to the extent a management and guarantee fee is charged, and we recognize our guarantee obligation at fair value. We do not receive transaction fees for these transactions.

Structured Transactions can generally be segregated into two different types. In one type, we purchase only the senior tranches from a non-Freddie Mac senior-subordinated securitization, place these senior tranches into a securitization trust, provide a guarantee of the principal and interest of the senior tranches, and issue the Structured Transaction. For other Structured Transactions, we purchase single-class pass-through securities, place them in a securitization trust, guarantee the principal and interest, and issue the Structured Transaction.

Cash-Based Sales Transactions

Sometimes we issue PCs and Structured Securities through cash-based sales transactions. Cash-based sales involve the transfer of loans or PCs that we hold into PCs or Structured Securities. Upon completion of a transfer of loans or PCs that qualifies as a sale under SFAS 140, we de-recognize all assets sold and recognize all assets obtained and liabilities incurred.

We continue to carry on our consolidated balance sheets any retained interests in securitized financial assets. Such retained interests may include our right to receive management and guarantee fees on PCs or Structured Transactions, which is classified on our consolidated balance sheets as a guarantee asset. The carrying amount of all such retained interests is determined by allocating the previous carrying amount of the transferred assets between assets sold and the retained interests based upon their relative fair values at the date of transfer. Other retained interests include PCs or Structured Securities that are not transferred to third parties upon the completion of a securitization or resecuritization transaction.

Upon sale of a PC, we recognize a guarantee obligation representing our non-contingent obligation to stand ready to perform under the terms of our guarantee. The resulting gain (loss) on sale of transferred PCs and Structured Securities is reflected in our consolidated statements of operations as a component of gains (losses) on investment activity.

Freddie Mac PCs and Structured Securities included in Mortgage-Related Securities

When we own Freddie Mac PCs or Structured Securities, we do not derecognize any components of the guarantee asset, guarantee obligation, reserve for guarantee losses, or any other outstanding recorded amounts associated with the guarantee transaction because our contractual guarantee obligation to the unconsolidated securitization trust remains in force until the trust is liquidated, unless the trust is consolidated. We continue to account for the guarantee asset, guarantee obligation, and reserve for guarantee losses in the same manner as described above, and investments in Freddie Mac PCs and Structured Securities, as described in greater detail below. Whether we own the security or not, our guarantee obligation and related credit exposure does not change. Our valuation of these securities is consistent with the legal structure of the guarantee

193	Freddie Mac

transaction, which includes our guarantee to the securitization trust. As such, the fair value of Freddie Mac PCs and Structured Securities held by us includes the implicit value of the guarantee. See “NOTE 17: FAIR VALUE DISCLOSURES,” for disclosure of the fair values of our mortgage-related securities, guarantee asset, and guarantee obligation. Upon subsequent sale of a Freddie Mac PC or Structured Security, we continue to account for any outstanding recorded amounts associated with the guarantee transaction on the same basis as prior to the sale of the Freddie Mac PC or Structured Security, because the sale does not result in the retention of any new assets or the assumption of any new liabilities.

Due to PC Investors

Beginning December 2007 we introduced separate legal entities, or trusts, into our securities issuance process for the purpose of managing the receipt and payments of cash flow of our PCs and Structured Securities. In connection with the establishment of these trusts, we also established a separate custodial account in which cash remittances received on the underlying assets of our PCs and Structured Securities are deposited. These cash remittances include both scheduled and unscheduled principal and interest payments. The funds held in this account are segregated and are not commingled with our general operating funds nor are they presented within our consolidated balance sheets. As securities administrator, we invest the cash held in the custodial account, pending distribution to our PC and Structured Securities holders, in short-term investments and are entitled to trust management fees on the trust’s assets which are recorded as other non-interest income. The funds are maintained in this separate custodial account until they are due to the PC and Structured Securities holders on their respective security payment dates.

Prior to December 2007, we managed the timing differences that exist for cash receipts from servicers on assets underlying our PCs and Structured Securities and the subsequent pass-through of those payments on PCs owned by third-party investors. In those cases, the PC balances were not reduced for payments of principal received from servicers in a given month until the first day of the next month and we did not release the cash received (principal and interest) to the PC investors until the fifteenth day of that next month. We generally invested the principal and interest amounts we received in short-term investments from the time the cash was received until the time we paid the PC investors. In addition, for unscheduled principal prepayments on loans underlying our PCs and Structured Securities, these timing differences resulted in expenses, since the related PCs continued to bear interest due to the PC investor at the PC coupon rate from the date of prepayment until the date the PC security balance is reduced, while no interest was received from the mortgage on that prepayment amount during that period. The expense recognized upon prepayment was reported in interest expense — due to Participation Certificate investors. We report coupon interest income amounts relating to our investment in PCs consistent with the method used for PCs held by third-party investors.

Mortgage Loans

Upon loan acquisition, we classify the loan as either held-for-sale or held-for-investment. Mortgage loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Held-for-investment mortgage loans are reported at their outstanding unpaid principal balances, net of deferred fees and cost basis adjustments (including unamortized premiums and discounts). These deferred items are amortized into interest income over the estimated lives of the mortgages using the effective interest method. We use actual prepayment experience and estimates of future prepayments to determine the constant yield needed to apply the effective interest method. For purposes of estimating future prepayments, the mortgages are aggregated by similar characteristics such as origination date, coupon and maturity. We recognize interest on mortgage loans on an accrual basis, except when we believe the collection of principal or interest is not probable.

Mortgage loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale mortgages are reported at lower-of-cost-or-fair-value, with gains and losses reported in gains (losses) on investment activity. Premiums and discounts on loans classified as held-for-sale are not amortized during the period that such loans are classified as held-for-sale. Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Thus, these multifamily mortgage loans are measured at fair value on a recurring basis. Gains or losses on these loans related to sales or changes in fair value are reported in gains (losses) on investment activity.

Allowance for Loan Losses and Reserve for Guarantee Losses

We maintain an allowance for loan losses on mortgage loans held-for-investment and a reserve for guarantee losses on PCs, collectively referred to as our loan loss reserves, to provide for credit losses when it is probable that a loss has been incurred. The held-for-investment loan portfolio is shown net of the allowance for loan losses on the consolidated balance sheets. The reserve for guarantee losses is a liability account on our consolidated balance sheets. Increases in loan loss reserves are reflected in earnings as the provision for credit losses, while decreases are reflected through charging-off such balances (net of recoveries) when realized losses are recorded or as a reduction in the provision for credit losses. For both single-family and multifamily mortgages where the original terms of the mortgage loan agreement are modified, resulting in

194	Freddie Mac

a concession to the borrower experiencing financial difficulties, losses are recorded as charge-offs at the time of modification and the loans are subsequently accounted for as troubled debt restructurings, or TDRs.

We estimate credit losses related to homogeneous pools of single-family and multifamily loans in accordance with SFAS 5. In accordance with SFAS 5, we recognize a provision for credit losses when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We also estimate credit losses in accordance with SFAS No. 114,“Accounting by Creditors for Impairment of a Loan” or SFAS 114. Loans evaluated under SFAS 114, include single-family loans and multifamily loans whose contractual terms have previously been modified due to credit concerns (including TDRs), certain multifamily loans with observable collateral deficiencies or that become 90 days past due for principal and interest. In accordance with SFAS 114, we consider available evidence, such as the present value of discounted expected future cash flows, the fair value of collateral for collateral dependent loans, and third-party credit enhancements, when establishing the loan loss reserves. Determining the adequacy of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant judgment. Loans not deemed to be impaired under SFAS 114 are grouped with other loans that share common characteristics for evaluation of impairment under SFAS 5.

Single-Family Loan Portfolio

We estimate loan loss reserves on homogeneous pools of single-family loans using statistically based models that evaluate a variety of factors. The homogeneous pools of single-family mortgage loans are determined based on common underlying characteristics, including year of origination, loan-to-value ratio and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate factors including, but not limited to:

•	the year of loan origination;

•	geographic location;

•	actual and estimated amounts for loss severity trends for similar loans;

•	default experience;

•	expected ability to partially mitigate losses through a level of estimated successful loan modification or other alternatives to foreclosure;

•	expected proceeds from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction;

•	expected repurchases of mortgage loans by sellers under their obligations to repurchase loans that are inconsistent with certain representations and warranties made at the time of sale;

•	counterparty credit of mortgage insurers and seller/servicers;

•	pre-foreclosure real estate taxes and insurance;

•	estimated selling costs should the underlying property ultimately be sold; and

•	trends in the timing of foreclosures.

Our loan loss reserves reflect our best estimates of incurred losses. Our loan loss reserve estimate includes projections related to strategic loss mitigation activities, including a higher volume of loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. We apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements received in excess of our recorded investment in charged-off loans are recorded in real estate owned operations expense in the consolidated statements of operations when received.

Our reserve estimate also reflects our best projection of defaults we believe are likely to occur as a result of loss events that have occurred through December 31, 2008 and 2007, respectively. However, the substantial deterioration in the national housing market and the uncertainty in other macroeconomic factors makes forecasting of default rates increasingly imprecise. The inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices or default rates that exceed our current projections will cause our losses to be significantly higher than those currently estimated.

We validate and update the models and factors to capture changes in actual loss experience, as well as changes in underwriting practices and in our loss mitigation strategies. We also consider macroeconomic and other factors that impact the quality of the loans underlying our portfolio including regional housing trends, applicable home price indices, unemployment and employment dislocation trends, consumer credit statistics and the extent of third party insurance. We determine our loan loss reserves based on our assessment of these factors.

195	Freddie Mac

Multifamily Loan Portfolio

We estimate loan loss reserves on the multifamily loan portfolio based on available evidence, including but not limited to, adequacy of third-party credit enhancements, evaluation of the repayment prospects, and fair value of collateral underlying the individual loans. We also consider macroeconomic and other factors that impact the quality of the portfolio including regional housing trends as well as unemployment and employment dislocation trends. The review of the repayment prospects and value of collateral underlying individual loans is based on property-specific and market-level risk characteristics including apartment vacancy and rental rates.

Non-Performing Loans

Non-performing loans consist of: (a) loans whose contractual terms have been modified due to the financial difficulties of the borrower (TDRs), and (b) serious delinquencies. Serious delinquencies are those single-family and multifamily loans that are 90 days or more past due or in foreclosure. Non-performing loans generally accrue interest in accordance with their contractual terms unless they are in non-accrual status. Non-accrual loans are loans where interest income is recognized on a cash basis, and includes single-family and multifamily loans 90 days or more past due.

Impaired Loans

A loan is considered impaired when it is probable to not receive all amounts due (principal and interest), in accordance with the contractual terms of the original loan agreement. Impaired loans include single-family loans, both performing and non-performing, that are TDRs and delinquent or modified loans purchased from PC pools whose fair value was less than acquisition cost at the date of purchase that are subject to American Institute of Certified Public Accountants, or AICPA, Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” or SOP 03-3. Multifamily impaired loans include loans whose contractual terms have previously been modified due to credit concerns (including TDRs), certain loans with observable collateral deficiencies and loans 90 days or more past due (except for certain credit-enhanced loans). Single family impaired loans are aggregated based on similar risk characteristics and are measured for impairment using the present value of the future expected cash flows. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral as the repayment of these loans is generally provided from the cash flows of the underlying collateral. Except for cases of fraud and other unusual circumstances, multifamily loans are non-recourse to the borrower so only the cash flows of the underlying property serve as the source of funds for repayment of the loan.

We have the option to purchase mortgage loans out of PC pools under certain circumstances, such as to resolve an existing or impending delinquency or default. Through November 2007, our general practice was to automatically purchase the mortgage loans out of pools after the loans were 120 days delinquent. Effective December 2007, our general practice is to purchase loans from pools when (a) loans are modified, (b) foreclosure sales occur, (c) the loans have been delinquent for 24 months, or (d) the loans have been 120 days or more delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the nonperforming mortgage in our mortgage-related investments portfolio. Loans that are purchased from PC pools are recorded on our consolidated balance sheets at the lesser of our acquisition cost or the loan’s fair value at the date of purchase and are subsequently carried at amortized cost. The initial investment includes the unpaid principal balance, accrued interest, and a proportional amount of the recognized guarantee obligation and reserve for guarantee losses recognized for the PC pool from which the loan was purchased. The proportion of the guarantee obligation is calculated based on the relative percentage of the unpaid principal balance of the loan to the unpaid principal balance of the entire pool. The proportion of the reserve for guarantee losses is calculated based on the relative percentage of the unpaid principal balance of the loan to the unpaid principal balance of the loans in the respective reserving category for the loan (i.e., book year and delinquency status). We record realized losses on loans purchased when, upon purchase, the fair value is less than the acquisition cost of the loan. Gains related to non-accrual SOP 03-3 loans that are either repaid in full or that are collected in whole or in part when a loan goes to foreclosure are reported in recoveries on loans impaired upon purchase. For impaired loans where the borrower has made required payments that return to current status, the basis adjustments are recognized as interest income over time, as periodic payments are received. Gains resulting from the prepayment of currently performing SOP 03-3 loans are also reported in mortgage loan interest income.

Investments in Securities

Investments in securities consist primarily of mortgage-related securities. We classify securities as “available-for-sale” or “trading.” On January 1, 2008, we elected the fair value option for certain available-for-sale mortgage-related securities, including investments in securities identified as within the scope of Emerging Issues Task Force, or EITF, 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” Subsequent to our election, these securities were classified as trading securities. See “Recently Adopted Accounting Standards” for further information. We currently have not classified any securities as “held-to-maturity” although we may elect to do so in the future. Securities classified as available-for-sale

196	Freddie Mac

and trading are reported at fair value with changes in fair value included in AOCI, net of taxes, and gains (losses) on investment activity, respectively. See “NOTE 17: FAIR VALUE DISCLOSURES” for more information on how we determine the fair value of securities.

We record forward purchases and sales of securities that are specifically exempt from the requirements of SFAS 133, on a trade date basis. Securities underlying forward purchases and sales contracts that are not exempt from the requirements of SFAS 133 are recorded on the contractual settlement date with a corresponding commitment recorded on the trade date.

In connection with transfers of financial assets that qualify as sales under SFAS 140, we may retain individual securities not transferred to third parties upon the completion of a securitization transaction. These securities may be backed by mortgage loans purchased from our customers or PCs and Structured Securities. The new Structured Securities we acquire in these transactions are classified as available-for-sale or trading. Our PCs and Structured Securities are considered guaranteed investments. Therefore, the fair values of these securities reflect that they are considered to be of high credit quality and the securities are not subject to credit-related impairments. They are subject to the credit risk associated with the underlying mortgage loan collateral. Therefore, our exposure to credit losses on the loans underlying our retained securitization interests is recorded within our reserve for guarantee losses on PCs. See “Allowance for Loan Losses and Reserve for Guarantee Losses” above for additional information.

For most of our investments in securities, interest income is recognized using the retrospective effective interest method. Deferred items, including premiums, discounts and other basis adjustments, are amortized into interest income over the estimated lives of the securities. We use actual prepayment experience and estimates of future prepayments to determine the constant yield needed to apply the effective interest method. We recalculate the constant effective yield based on changes in estimated prepayments as a result of changes in interest rates and other factors. When the constant effective yield changes, an adjustment to interest income is made for the amount of amortization that would have been recorded if the new effective yield had been applied since the mortgage assets were acquired.

For certain securities investments, interest income is recognized using the prospective effective interest method. We specifically apply this accounting to beneficial interests in securitized financial assets that (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment, (b) are not of high credit quality at the acquisition date, or (c) have been determined to be other-than-temporarily impaired. We recognize as interest income (over the life of these securities) the excess of all estimated cash flows attributable to these interests over their book value using the effective yield method. We update our estimates of expected cash flows periodically and recognize changes in calculated effective yield on a prospective basis.

We review securities for potential other-than-temporary impairment on an ongoing basis. We perform an evaluation on a security-by-security basis considering available information. Important factors include the length of time and extent to which the fair value of the security has been less than book value; the impact of changes in credit ratings (i.e., rating agency downgrades); our intent and ability to retain the security in order to allow for a recovery in fair value; loan level default modeling and an analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics) that also underlies the other impairment factors mentioned above, and we qualitatively consider available information when assessing whether an impairment is other-than-temporary. We recognize impairment losses when quantitative and qualitative factors indicate that it is probable that the security will suffer a contractual cash shortfall. We also recognize impairment when qualitative factors indicate that it is likely we will not recover the unrealized loss. Impairment losses on manufactured housing securities exclude the effects of separate financial guarantee contracts that are not embedded in the securities because the benefits of such contracts are not recognized until claims become probable of recovery under the contracts. We resecuritize securities held in our mortgage-related investments portfolio and we typically retain the majority of the cash flows from resecuritization transactions in the form of Structured Securities. Certain securities in our mortgage-related investments portfolio have a high probability of being resecuritized and therefore, for those in an unrealized loss position, we may not have the intent to hold for a period of time sufficient to recover those unrealized losses. In that case, the impairment is deemed other-than-temporary. We compare our estimate of the future expected principal and interest shortfall on impaired available-for-sale securities with the probable impairment loss required to be recorded under GAAP. Where we expect these shortfalls to be less than the recent fair value declines, the portion of the impairment charges associated with these expected recoveries is recognized as net interest income in future periods.

Prior to January 1, 2008, for certain securities that (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment or (b) are not of high credit quality at the acquisition date other than-temporary impairment was defined in accordance with EITF 99-20 as occurring whenever there was an adverse change in estimated future cash flows coupled with a decline in fair value below the amortized cost basis. When a security subject to EITF 99-20 was deemed to be other-than-temporarily impaired, the cost basis of the security was written

197	Freddie Mac

down to fair value, with the loss recorded to gains (losses) on investment activity. Based on the new cost basis, the deferred amounts related to the impaired security were amortized over the security’s remaining life in a manner consistent with the amount and timing of the future estimated cash flows. The security cost basis was not changed for subsequent recoveries in fair value.

On January 1, 2008, for available-for-sale securities identified as within the scope of EITF 99-20, we elected the fair value option to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of operations in the period they occur, including increases in value. For additional information on our election of the fair value option, see “Recently Adopted Accounting Standards” and “NOTE 17: FAIR VALUE DISCLOSURES.”

Gains and losses on the sale of securities are included in gains (losses) on investment activity, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost of a security in computing the gain or loss.

Repurchase and Resale Agreements

We enter into repurchase and resale agreements primarily as an investor or to finance our security positions. Such transactions are accounted for as secured financings when the transferor does not relinquish control.

Debt Securities Issued

Debt securities that we issue are classified on our consolidated balance sheets as either short-term (due within one year) or long-term (due after one year), based on their remaining contractual maturity. The classification of interest expense on debt securities as either short-term or long-term is based on the original contractual maturity of the debt security.

Debt securities other than foreign-currency denominated debt are reported at amortized costs. Deferred items including premiums, discounts, and hedging-related basis adjustments are reported as a component of debt securities, net. Issuance costs are reported as a component of other assets. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts and issuance costs begins at the time of debt issuance. Amortization of hedging-related basis adjustments is initiated upon the termination of the related hedge relationship.

On January 1, 2008, we elected the fair value option on foreign-currency denominated debt and report them at fair value. The change in fair value of foreign-currency denominated debt for 2008 was reported as gains (losses) on foreign-currency denominated debt recorded at fair value in our consolidated statements of operations. Upfront costs and fees on foreign-currency denominated debt are recognized in earnings as incurred and not deferred. For additional information on our election of the fair value option, see “Recently Adopted Accounting Standards” and “NOTE 17: FAIR VALUE DISCLOSURES.” Prior to 2008, foreign-currency denominated debt issuances were recorded at amortized cost and translated into U.S. dollars using foreign exchange spot rates at the balance sheet dates and any resulting gains or losses were reported in non-interest income (loss) — foreign-currency gains (losses), net.

When we repurchase or call outstanding debt securities, we recognize a gain or loss related to the difference between the amount paid to redeem the debt security and the carrying value, including any remaining unamortized deferred items (e.g., premiums, discounts, issuance costs and hedging-related basis adjustments). The balances of remaining deferred items are reflected in earnings in the period of extinguishment as a component of gains (losses) on debt retirement. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment of the existing debt security or a modification, or debt exchange, of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security with recognition of any gains or losses in earnings in gains (losses) on debt retirement, the issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed, and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt obligation using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a debt exchange, fees paid to the creditor are deferred and amortized over the life of the modified debt security using the effective interest method, and fees paid to third parties are expensed as incurred. In a debt exchange, the following are considered to be a basis adjustment on the new debt security and are amortized as an adjustment of interest expense over the remaining term of the new debt security: (a) the fees associated with the new debt security and any existing unamortized premium or discount; (b) concession fees; and (c) hedge gains and losses on the existing debt security.

Derivatives

We account for our derivatives pursuant to SFAS 133, as amended. Derivatives are reported at their fair value on our consolidated balance sheets. Derivatives in an asset position, including net derivative interest receivable or payable, are reported as derivative assets, net. Similarly, derivatives in a net liability position, including net derivative interest receivable

198	Freddie Mac

or payable, are reported as derivative liabilities, net. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement in accordance with FASB Staff Position, or FSP, No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” or FSP FIN 39-1. Changes in fair value and interest accruals on derivatives are recorded as derivative gains (losses) in our consolidated statements of operations.

We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. In connection with the adoption of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140,” or SFAS 155, on January 1, 2007, we elected to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in our consolidated statements of operations. At December 31, 2008, we did not have any embedded derivatives that were bifurcated and accounted for as freestanding derivatives.

At December 31, 2008 and 2007, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to terminated or de-designated cash flow hedge relationships. These deferred gains and losses on closed cash flow hedges are recognized in earnings as the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately. When market conditions warrant, we may enter into certain commitments to forward sell mortgage-related securities that we will account for as cash flow hedges.

During 2006, our hedge accounting relationships primarily consisted of fair value hedges of benchmark interest-rate risk and/or foreign currency risk on existing fixed-rate debt.

The changes in fair value of the derivatives in cash flow hedge relationships were recorded as a separate component of AOCI to the extent the hedge relationships were effective, and amounts were reclassified to earnings when the forecasted transaction affected earnings.

The changes in fair value of the derivatives in fair value relationships were recorded in earnings along with the change in the fair value of the hedged debt. Any difference was reflected as hedge ineffectiveness and was recorded in other income.

REO

REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower-of-cost-or-fair-value less costs to sell. When we acquire REO, losses arise when the carrying basis of the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged-off against the allowance for loan losses at the time of acquisition. REO gains arise and are recognized immediately in earnings when the fair market value of the foreclosed property less costs to sell and credit enhancements exceeds the carrying basis of the loan (including accrued interest). Amounts we expect to receive from third-party insurance or other credit enhancements are recorded when the asset is acquired. The receivable is adjusted when the actual claim is filed, and is a component of accounts and other receivables, net on our consolidated balance sheets. Material development and improvement costs relating to REO are capitalized. Operating expenses on the properties are included in REO operations income (expense). Estimated declines in REO fair value that result from ongoing valuation of the properties are provided for and charged to REO operations income (expense) when identified. Any gains and losses from REO dispositions are included in REO operations income (expense).

Income Taxes

We use the asset and liability method of accounting for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Our management determined that, as of December 31, 2008, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by recent events and the resulting uncertainties that existed as of December 31, 2008. For more information about the evidence that management considers and our determination of the need for a valuation allowance, see “NOTE 14: INCOME TAXES.”

199	Freddie Mac

We account for tax positions taken or expected to be taken (and any associated interest and penalties) in accordance with FIN 48,“Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48. In particular, we recognize a tax position so long as it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. See “NOTE 14: INCOME TAXES” for additional information related to FIN 48.

Income tax expense (benefit) includes (a) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, if any, and (b) current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority including any related interest and penalties plus amounts accrued for unrecognized tax benefits (also including any related interest and penalties). Income tax expense (benefit) excludes the tax effects related to adjustments recorded to equity.

Stock-Based Compensation

We record compensation expense for stock-based compensation awards based on the grant-date fair value of the award and expected forfeitures. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the stock-based compensation award. The recorded compensation expense is accompanied by an adjustment to additional paid-in capital on our consolidated balance sheets. The vesting period for stock-based compensation awards is generally three to five years for options, restricted stock and restricted stock units. The vesting period for the option to purchase stock under the Employee Stock Purchase Plan, or ESPP, was three months. See “NOTE 11: STOCK-BASED COMPENSATION” for additional information.

The fair value of options to purchase shares of our common stock, including options issued pursuant to the ESPP, is estimated using a Black-Scholes option pricing model, taking into account the exercise price and an estimate of the expected life of the option, the market value of the underlying stock, expected volatility, expected dividend yield, and the risk-free interest rate for the expected life of the option. The fair value of restricted stock and restricted stock unit awards is based on the fair value of our common stock on the grant date.

Incremental compensation expense related to the modification of awards is based on a comparison of the fair value of the modified award with the fair value of the original award before modification. We generally expect to settle our stock-based compensation awards in shares. In limited cases, an award may be cash-settled upon a contingent event such as involuntary termination. These awards are accounted for as an equity award until the contingency becomes probable of occurring, when the award is reclassified from equity to a liability. We initially measure the cost of employee service received in exchange for a stock-based compensation award of liability instruments based on the fair value of the award at the grant date. The fair value of that award is remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the service period are recognized as compensation cost over that period.

Excess tax benefits are recognized in additional paid-in capital. Cash retained as a result of the excess tax benefits is presented in the consolidated statements of cash flows as financing cash inflows. The write-off of net deferred tax assets relating to unrealized tax benefits associated with recognized compensation costs reduces additional paid-in capital to the extent there are excess tax benefits from previous stock-based awards remaining in additional paid-in capital, with any remainder reported as part of income tax expense (benefit).

Earnings Per Common Share

Because we have participating securities, we use the “two-class” method of computing earnings per common share. The “two-class” method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings. Our participating securities consist of vested options to purchase common stock and vested restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock.

Basic earnings per common share is computed as net income available to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for our basic earnings per share calculation includes the weighted average number of shares during 2008 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included since it is unconditionally exercisable by the holder at a minimal cost of $.00001 per share. Diluted earnings per common share is determined using the weighted average number of common shares during the period, adjusted for the dilutive effect of common stock equivalents. Dilutive common stock equivalents reflect the assumed net issuance of additional common shares pursuant to certain of our stock-based compensation plans that could potentially dilute earnings per common share.

Comprehensive Income

Comprehensive income is the change in equity, on a net of tax basis, resulting from transactions and other events and circumstances from non-owner sources during a period. It includes all changes in equity during a period, except those

200	Freddie Mac

resulting from investments by stockholders. We define comprehensive income as consisting of net income plus changes in the unrealized gains and losses on available-for-sale securities, the effective portion of derivatives accounted for as cash flow hedge relationships and changes in defined benefit plans.

Reportable Segments

We have three business segments for financial reporting purposes under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” or SFAS 131, for all periods presented on our consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period financial statements. See “NOTE 16: SEGMENT REPORTING” for additional information.

Recently Adopted Accounting Standards

Amendments to the Impairment Guidance of EITF Issue No. 99-20

At December 31, 2008, we adopted FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” or FSP EITF 99-20-1. FSP EITF 99-20-1 aligns the impairment guidance in EITF 99-20 with that in SFAS 115; however, it does not change the interest income recognition method prescribed by EITF 99-20. The adoption of FSP EITF 99-20-1 had an immaterial impact on our consolidated financial statements.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The adoption of SFAS 157 did not cause a cumulative effect adjustment to our GAAP consolidated financial statements on January 1, 2008. SFAS 157 amended FIN 45 to provide for a practical expedient in measuring the fair value at inception of a guarantee. Upon adoption of SFAS 157 on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, we no longer record estimates of deferred gains or immediate “day one” losses on most guarantees.

Measurement Date for Employers’ Defined Pension and Other Postretirement Plans

Effective January 1, 2008, we adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R),” or SFAS 158. In accordance with the standard, we are required to measure our defined plan assets and obligations as of the date of our consolidated balance sheet, which necessitated a change in our measurement date from September 30 to December 31. The transition approach we elected for the change was the 15-month approach. Under this approach, we continued to use the measurements determined in our 2007 consolidated financial statements to estimate the effects of the change. Our adoption resulted in an immaterial impact on our consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we adopted SFAS 159 or the fair value option, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit). We elected the fair value option for foreign-currency denominated debt and certain available-for-sale mortgage-related securities, including investments in securities identified as within the scope of EITF 99-20.

Our election of the fair value option for the items discussed above was made in an effort to better reflect, in the financial statements, the economic offsets that exist related to items that were not previously recognized as changes in fair value through our consolidated statements of operations. As a result of the adoption, we recognized a $1.0 billion after-tax increase to our beginning retained earnings (accumulated deficit) at January 1, 2008, representing the effect of changing our measurement basis to fair value for the above items with the fair value option elected. During the third quarter of 2008, we elected the fair value option for certain multifamily held-for-sale mortgage loans. For additional information on the election of the fair value option and SFAS 159, see “NOTE 17: FAIR VALUE DISCLOSURES.”

201	Freddie Mac

Table 1.1 summarizes the incremental effect on individual line items on our consolidated balance sheets upon the adoption of SFAS 159.

Table 1.1 — Change in Accounting for the Fair Value Option — Impact on Financial Statements

	Balance Sheet		Balance Sheet
	January 1, 2008	Net Gain/(Losses)	January 1, 2008
	prior to Adoption	upon Adoption	after Adoption
	(in millions)

Investments in securities(1)	$87,281	$—	$87,281
Total debt, net(2)	19,091	276	18,815

Cumulative-effect adjustment (pre-tax)		276
Impact on deferred tax		(95)

Cumulative-effect adjustment (net of taxes)		181

Reclassification from AOCI to retained earnings (accumulated deficit), net of taxes(1)		850

Cumulative-effect adjustments to retained earnings (accumulated deficit)		$1,031

(1)	Effective January 1, 2008, we elected the fair value option for certain available-for-sale mortgage-related securities that were identified as economic offsets to the changes in fair value of the guarantee asset and certain available-for-sale mortgage-related securities identified as within the scope of EITF 99-20. Subsequent to our election, these mortgage-related securities were classified as trading securities. The net gains/(losses) upon adoption represent the reclassification of the related unrealized gains/(losses) from AOCI, net of taxes, to retained earnings (accumulated deficit).
(2)	Effective January 1, 2008, our measurement basis for debt securities denominated in a foreign currency changed from amortized cost to fair value. The difference between the carrying amount and fair value at the adoption of SFAS 159 was recorded as a cumulative-effect adjustment to retained earnings (accumulated deficit).

Other Changes in Accounting Principles

Effective December 31, 2007, we retrospectively changed our method of accounting for our guarantee obligation: 1) to a policy of no longer extinguishing our guarantee obligation when we purchase all or a portion of a guaranteed PC and Structured Security from a policy of effective extinguishment through the recognition of a Participation Certificate residual and 2) to a policy that amortizes our guarantee obligation into earnings in a manner that corresponds more closely to our economic release from risk under our guarantee than our former policy, which amortized our guarantee obligation according to the contractual expiration of our guarantee as observed by the decline in the unpaid principal balance of securitized mortgage loans. While our previous accounting was acceptable, we believe the adopted method of accounting for our guarantee obligation is preferable in that it significantly enhances the transparency and understandability of our financial results, promotes uniformity in the accounting model for the credit risk retained in our primary credit guarantee business, better aligns revenue recognition to the release from economic risk of loss under our guarantee, and increases comparability with other similar financial institutions. Comparative financial statements of prior periods have been adjusted to apply the new methods, retrospectively. The changes in accounting principles resulted in an increase to our total stockholders’ equity of $1.1 billion at December 31, 2007.

On October 1, 2007, we adopted FSP FIN 39-1 which permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. We elected to reclassify net derivative interest receivable or payable and cash collateral held or posted, on our consolidated balance sheets, to derivative assets, net and derivative liability, net, as applicable. Prior to reclassification, these amounts were recorded on our consolidated balance sheets in accounts and other receivables, net, accrued interest payable, other assets and short-term debt, as applicable. The change resulted in a decrease to total assets and total liabilities of $8.7 billion at the date of adoption, October 1, 2007, and $7.2 billion at December 31, 2007. The adoption of FSP FIN 39-1 had no effect on our consolidated statements of operations.

On January 1, 2007, we adopted FIN 48. FIN 48 provides a single model to account for uncertain tax positions and clarifies accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of adoption, we recorded a $181 million increase to retained earnings (accumulated deficit) at January 1, 2007. See “NOTE 14: INCOME TAXES” for additional information related to FIN 48.

On January 1, 2007, we adopted SFAS 155. SFAS 155 permits the fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation. In addition, this statement requires an evaluation of interests in securitized financial assets to identify instruments that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative requiring bifurcation. We adopted SFAS 155 prospectively, and, therefore, there was no cumulative effect of a change in accounting principle. In connection with the adoption of SFAS 155 on January 1, 2007, we elected to measure newly acquired interests in securitized financial assets that contain embedded derivatives requiring bifurcation at fair value, with changes in fair value reflected in our consolidated statements of operations. See “NOTE 5: INVESTMENTS IN SECURITIES” for additional information.

202	Freddie Mac

At December 31, 2006, we adopted SFAS 158 which requires the recognition of our pension and other postretirement plans’ overfunded or underfunded status in the statement of financial position beginning December 31, 2006. As a result of the adoption, we recorded the funded status of each of our defined benefit plans as an asset or liability on our consolidated balance sheet with a corresponding offset, net of taxes, recorded in AOCI within stockholders’ equity (deficit), resulting in an after-tax decrease in equity of $84 million at December 31, 2006.

Effective January 1, 2006, we made a change to our method of amortization for certain types of non-agency securities resulting in a $13 million (after-tax) reduction to the opening balance of retained earnings (accumulated deficit).

Recently Issued Accounting Standards, Not Yet Adopted

Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. The guidance in this FSP applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective and will be retrospectively applied by us on January 1, 2009. We expect the adoption of this FSP will have an immaterial impact on our consolidated financial statements.

Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS 160, which is effective and we adopted on January 1, 2009. After adoption, noncontrolling interests (referred to as a minority interest prior to adoption) will be classified within stockholders’ equity (deficit), a change from its current classification between liabilities and stockholders’ equity (deficit). Income (losses) attributable to minority interests will be included in net income, although such income (losses) will continue to be deducted to measure earnings per share. SFAS 160 will also require expanded disclosures. We expect the adoption of SFAS 160 will have an immaterial impact on our consolidated financial statements.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and Consolidation of Variable Interest Entities, or VIEs

In April 2008, the FASB voted to eliminate Qualifying Special Purpose Entities, or QSPEs, from the guidance in SFAS 140. The FASB has also proposed revisions to the consolidation model prescribed by FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” or FIN 46(R), to accommodate the removal of the scope exemption applicable to QSPEs. While the revised standards have not been finalized and the Board’s proposals were subject to a public comment period through November 14, 2008, these changes, if approved as proposed, are expected to have a significant impact on our consolidated financial statements. If the FASB adopts the changes as proposed, we would be required to consolidate our PC trusts in our financial statements, which could have a significant impact on our net worth. Implementation of these proposed changes would require significant operational and systems changes. Depending on the implementation date ultimately required by FASB, it may be difficult or impossible for us to make all such changes in a controlled manner by the effective date. These proposed revisions could be effective as early as January 2010.

NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS

Financial Guarantees

As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” we securitize substantially all the single-family mortgage loans we have purchased and issue securities which we guarantee. We enter into other financial agreements, including credit enhancements on mortgage-related assets and derivative transactions, which also give rise to financial guarantees. Table 2.1 below presents our maximum potential amount of future payments, our recognized liability and the maximum remaining term of these guarantees.

203	Freddie Mac

Table 2.1 — Financial Guarantees

	December 31, 2008			December 31, 2007
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Guaranteed PCs and Structured Securities	$1,807,553	$11,480	44	$1,701,207	$13,207	40
Other mortgage-related guarantees	19,685	618	39	37,626	505	37
Liquidity guarantees	12,260	—	44	7,983	—	40
Derivative instruments	39,488	111	34	32,538	129	30
Servicing-related premium guarantees	63	—	5	37	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, the amounts are also included within the maximum exposure of guaranteed PCs and Structured Securities.

Guaranteed PCs and Structured Securities

We issue two types of mortgage-related securities: PCs and Structured Securities and we refer to certain Structured Securities as Structured Transactions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our Structured Transactions. We guarantee the payment of principal and interest on these securities, which are backed by pools of mortgage loans, irrespective of the cash flows received from the borrowers. For our fixed-rate PCs, we guarantee the timely payment of interest at the applicable PC coupon rate and scheduled principal payments for the underlying mortgages. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate and the full and final payment of principal for the underlying mortgages. We do not guarantee the timely payment of principal for ARM PCs. To the extent the interest rate is modified and reduced for a loan underlying a fixed-rate PC, we pay the shortfall between the original contractual interest rate and the modified interest rate. To the extent the interest rate is modified and reduced for a loan underlying an ARM PC, we only guarantee the timely payment of the modified interest rate and we are not responsible for any shortfalls between the original contractual interest rate and the modified interest rate. When our Structured Securities consist of re-securitizations of PCs, our guarantee and the impacts of modifications to the interest rate of the underlying loans operate in the same manner as PCs. We establish trusts for all of our issued PC’s pursuant to our master trust agreement and we serve a role to the trust as administrator, trustee, guarantor, and master servicer of the underlying loans. We do not perform the servicing directly on the loans within PCs; however, we assist our seller/servicers in their loss mitigation activities on loans within PCs that become delinquent, or past due. During 2008 and 2007, we executed foreclosure alternatives on approximately 88,000 and 52,000 single-family mortgage loans, respectively, including those loans held by us on our consolidated balance sheets. Foreclosure alternatives include modifications with and without concessions to the borrower, forbearance agreements, pre-foreclosure sales and repayment plans. Our practice is to purchase these loans from the trusts when foreclosure sales occur, they are modified, or in certain other circumstances. See “NOTE 7: REAL ESTATE OWNED” for more information on properties acquired under our financial guarantees. See “NOTE 6: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for delinquency information on loans we own or have securitized, information on our purchases of impaired loans under our financial guarantees and other risks associated with our securitization activities.

During 2008 and 2007 we issued $353 billion and $467 billion of our PCs and Structured Securities backed by single-family mortgage loans and the vast majority of these were in securitizations accounted for in accordance with FIN 45 at time of issuance. We also issued approximately $700 million and $2.8 billion of PCs and Structured Securities backed by multifamily mortgage loans during 2008 and 2007, respectively. At December 31, 2008 and 2007, we had $1,807.6 billion and $1,701.2 billion of issued and outstanding PCs and Structured Securities, respectively, of which $424.5 billion and $357.0 billion, respectively, were held as investments in mortgage-related securities on our consolidated balance sheets. The assets that underlie issued PCs and Structured Securities as of December 31, 2008 consisted of approximately $1,796.0 billion in unpaid principal balance of mortgage loans or mortgage-related securities and $11.6 billion of cash and short-term investments, which we invest on behalf of the PC trusts until the time of payment to PC investors. As of December 31, 2008 and 2007, there were $1,800.6 billion and $1,518.8 billion, respectively, of Structured Securities backed by PCs and other of our previously issued Structured Securities. These restructured securities do not increase our credit-related exposure and consist of single-class and multi-class Structured Securities backed by PCs, Real Estate Mortgage Investment Conduits, or REMICs, interest-only strips, and principal-only strips. In addition, there were $25.5 billion and $21.5 billion of Structured Transactions outstanding at December 31, 2008 and 2007, respectively.

At inception of an executed guarantee, we recognize a guarantee obligation at fair value. Subsequently, we amortize our guarantee obligation under the static effective yield method. However, we continue to determine the fair value of our guarantee obligation for disclosure purposes as discussed in “NOTE 17: FAIR VALUE DISCLOSURES.”

204	Freddie Mac

We recognize guarantee assets and guarantee obligations for PCs in conjunction with transfers accounted for as sales under SFAS 140, as well as, beginning on January 1, 2003, for guarantor swap transactions that do not qualify as sales, but are accounted for as guarantees pursuant to the requirements of FIN 45. For certain of those transfers accounted for as sales under SFAS 140, we may sell the majority of the securities to a third party and also retain a portion of the securities on our consolidated balance sheets. See “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for further information on these retained financial assets. At December 31, 2008 and 2007, approximately 93% and 91%, respectively, of our guaranteed PCs and Structured Securities were issued since January 1, 2003 and had a corresponding guarantee asset or guarantee obligation recognized on our consolidated balance sheets.

Other Mortgage-Related Guarantees

We provide long-term stand-by commitments to certain of our customers, which obligate us to purchase delinquent loans that are covered by those agreements. These non-securitized financial guarantees totaled $10.6 billion and $32.2 billion at December 31, 2008 and 2007, respectively. During 2008, several of these agreements were amended at the request of the counterparties to permit a significant portion of the performing loans previously covered by the long-term standby commitments to be securitized as PCs or Structured Transactions, which totaled $19.9 billion in issuances of these securities during 2008. We also had outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties of $9.2 billion and $5.7 billion at December 31, 2008 and 2007, respectively.

Liquidity Guarantees

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require our repurchase of any tendered tax-exempt and related taxable pass-through certificates and housing revenue bonds that are unable to be remarketed. Any repurchased securities would be pledged to us to secure funding until the time when the securities could be remarketed. No liquidity guarantee advances were outstanding at December 31, 2008 and 2007.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, guarantees of stated final maturity of certain of our Structured Securities, and short-term default guarantee commitments accounted for as credit derivatives.

We guaranteed the performance of interest-rate swap contracts in three circumstances. First, as part of a resecuritization transaction, we transfer certain swaps and related assets to a third party. We guaranteed that interest income generated from the assets will be sufficient to cover the required payments under the interest-rate swap contracts. Second, we guaranteed that a borrower will perform under an interest-rate swap contract linked to a customer’s adjustable-rate mortgage. And third, in connection with certain Structured Securities, we guaranteed that the sponsor of certain securitized multifamily housing revenue bonds will perform under the interest-rate swap contract linked to the variable-rate certificates we issued, which are backed by the bonds.

In addition, we issued credit derivatives that guarantee the payments on (a) multifamily mortgage loans that are originated and held by state and municipal housing finance agencies to support tax-exempt multifamily housing revenue bonds; (b) pass-through certificates which are backed by tax-exempt multifamily housing revenue bonds and related taxable bonds and/or loans; and (c) the reimbursement of certain losses incurred by third party providers of letters of credit secured by multifamily housing revenue bonds.

We have issued Structured Securities with stated final maturities that are shorter than the stated maturity of the underlying mortgage loans. If the underlying mortgage loans to these securities have not been purchased by a third party or fully matured as of the stated final maturity date of such securities, we may sponsor an auction of the underlying assets. To the extent that purchase or auction proceeds are insufficient to cover unpaid principal amounts due to investors in such Structured Securities, we are obligated to fund such principal. Our maximum exposure on these guarantees represents the outstanding unpaid principal balance of the underlying mortgage loans.

Servicing-Related Premium Guarantees

We provided guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at December 31, 2008 and 2007.

Credit Protection and Other Forms of Credit Enhancement

In connection with our guarantees of PCs and Structured Securities issued and Structured Transactions, we have credit protection in the form of primary mortgage insurance, pool insurance and recourse and indemnification agreements with seller/servicers. The total maximum amount of losses we could recover from these credit protection and recourse agreements associated with single-family mortgage loans, excluding Structured Transactions, was $74.7 billion and $68.3 billion at

205	Freddie Mac

December 31, 2008 and 2007, respectively. We also have credit protection for certain of our PCs, Structured Securities and Structured Transactions that are backed by loans or certificates of federal agencies (such as the Federal Housing Administration, or FHA, the Department of Veterans Affairs, or VA, and Ginnie Mae). The total unpaid principal balance of these securities backed by loans guaranteed by federal agencies totaled $4.4 billion and $4.8 billion as of December 31, 2008 and 2007, respectively. Additionally, certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At December 31, 2008, the unpaid principal balance of Structured Transactions with subordination coverage was $5.3 billion, and the average subordination coverage on these securities was 19% of the balance. We also use credit enhancements to mitigate risk on certain multifamily mortgages and mortgage revenue bonds. The types of credit enhancements used for multifamily mortgage loans include recourse to the mortgage seller, third-party guarantees or letters of credit, cash escrows, subordinated participations in mortgage loans or structured pools, sharing of losses with sellers, and cross-default and cross-collateralization provisions. Cross-default and cross-collateralization provisions typically work in tandem. With a cross-default provision, if the loan on a property goes into default, we have the right to declare specified other mortgage loans of the same borrower or certain of its affiliates to be in default and to foreclose those other mortgages. In cases where the borrower agrees to cross-collateralization, we have the additional right to apply excess proceeds from the foreclosure of one mortgage to amounts owed to us by the same borrower or its specified affiliates relating to other multifamily mortgage loans we own. At December 31, 2008 and 2007, in connection with multifamily mortgage loans owned by us and underlying PCs and Structured Securities, but excluding Structured Transactions, we had credit enhancements as described above, which provide for reimbursement of default losses up to a maximum totaling $3.3 billion and $1.2 billion, respectively, excluding coverage under cross-collateralization and cross-default provisions. At December 31, 2008 and 2007, there was $764 million and $655 million, respectively, within other assets on our consolidated balance sheets related to credit protection and other forms of recourse on our PCs, Structured Securities and other mortgage guarantees.

PC Trust Documents

In December 2007, we introduced trusts into our security issuance process. Under our PC master trust agreement, we established trusts for all of our PCs issued both prior and subsequent to December 2007. In addition, each PC trust, regardless of the date of its formation, is governed by a pool supplement documenting the formation of the PC trust and the issuance of the related PCs by that trust. The PC master trust agreement, along with the pool supplement, offering circular, any offering circular supplement, and any amendments, are the “PC trust documents” that govern each individual PC trust.

In accordance with the terms of our PC trust documents, we have the right, but are not required, to purchase a mortgage loan from a PC trust under a variety of circumstances. Through November 2007, our general practice was to purchase the mortgage loans out of PCs after the loans became 120 days delinquent. In December 2007, we changed our practice to purchase mortgages from pools underlying our PCs when:

•	the mortgages have been modified;

•	a foreclosure sale occurs;

•	the mortgages are delinquent for 24 months; or

•	the mortgages are 120 days or more delinquent and the cost of guarantee payments to PC holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans on our balance sheet.

In accordance with the terms of our PC trust documents, we are required to purchase a mortgage loan from a PC trust in the following situations:

•	if a court of competent jurisdiction or a federal government agency, duly authorized to oversee or regulate our mortgage purchase business, determines that our purchase of the mortgage was unauthorized and a cure is not practicable without unreasonable effort or expense, or if such a court or government agency requires us to repurchase the mortgage;

•	if a borrower exercises its option to convert the interest rate from an adjustable rate to a fixed rate on a convertible ARM; and

•	in the case of balloon loans, shortly before the mortgage reaches its scheduled balloon repayment date.

We purchase these mortgages at an amount equal to the current unpaid principal balance, less any outstanding advances of principal on the mortgage that have been paid to the PC holder.

Indemnifications

In connection with various business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. It is difficult to estimate our maximum exposure under these indemnification arrangements because in many cases there are no stated or notional amounts included in the indemnification clauses. Such indemnification provisions pertain to matters such as hold harmless clauses, adverse changes in tax laws, breaches of confidentiality, misconduct and potential claims from third parties related to items such as actual or alleged infringement of intellectual

206	Freddie Mac

property. At December 31, 2008, our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. We have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at December 31, 2008 and 2007.

NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS

In connection with transfers of financial assets that qualify as sales under SFAS 140, we may retain certain newly-issued PCs and Structured Securities not transferred to third parties upon the completion of a securitization transaction. These securities may be backed by mortgage loans purchased from our customers, PCs and Structured Securities, or previously resecuritized securities. These Freddie Mac PCs and Structured Securities are included in investments in securities in our consolidated balance sheets.

Our exposure to credit losses on the loans underlying our retained securitization interests and our guarantee asset is recorded within our reserve for guarantee losses on PCs and as a component of our guarantee obligation, respectively. For additional information regarding our delinquencies and credit losses, see “NOTE 6: MORTGAGE LOANS AND LOAN LOSS RESERVES.” Table 3.1 below presents the carrying values of our retained interests in securitization transactions as of December 31, 2008 and 2007.

Table 3.1 — Carrying Value of Retained Interests

	December 31,
	2008	2007
	(in millions)

Retained Interests, mortgage-related securities	$98,307	$107,931
Retained Interests, guarantee asset(1)	$4,577	$9,417

(1)	Includes guarantees that relate to single-family mortgage loans only.

Retained Interests, Mortgage-Related Securities

We estimate the fair value of retained interests in mortgage-related securities based on independent price quotes obtained from third-party pricing services or dealer provided prices. The hypothetical sensitivity of the carrying value of retained securitization interests is based on internal models adjusted where necessary to align with fair values.

Retained Interests, Guarantee Asset

Our approach for estimating the fair value of the guarantee asset at December 31, 2008 used third-party market data as practicable. For approximately 75% of the fair value of the guarantee asset, which relates to fixed-rate loan products that reflect current market rates, the valuation approach involved obtaining dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. This effectively equates the guarantee asset with current, or “spot,” market values for excess servicing interest-only securities. We consider these securities to be comparable to the guarantee asset, in that they represent interest-only cash flows, and do not have matching principal-only securities. The remaining 25% of the fair value of the guarantee asset related to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the guarantee asset was valued using an expected cash flow approach including only those cash flows expected to result from our contractual right to receive management and guarantee fees, with market input assumptions extracted from the dealer quotes provided on the more liquid products, reduced by an estimated liquidity discount.

The fair values at the time of securitization and the subsequent fair value measurements were primarily estimated using third-party information. Consequently, we derived the assumptions presented in Table 3.2 by determining those implied by our valuation estimates, with the internal rates of return, or IRRs, adjusted where necessary to align our internal models with estimated fair values determined using third-party information. Prepayment rates are presented as implied by our internal models and have not been similarly adjusted. For the portion of our guarantee asset that is valued by obtaining dealer quotes on proxy securities, we derive the assumptions from the prices we are provided. Table 3.2 contains estimates of the key assumptions used to derive the fair value measurement that relates solely to our guarantee asset on financial guarantees of single family loans. These represent the assumptions used both at the end of each quarter during the year and at the time of guarantee issuance presented on a combined basis.

207	Freddie Mac

Table 3.2 — Key Assumptions Used in Measuring the Fair Value of Guarantee Asset

	For the Year Ended
	December 31,
Mean Valuation Assumptions(1)	2008	2007	2006

IRRs(2)	12.3%	6.4%	8.3%
Prepayment rates(3)	15.5%	17.1%	15.8%

(1)	Assumptions reflect mean values of the weighted average of all estimated IRRs, prepayment rate and weighted average lives assumptions used during the year.
(2)	IRR assumptions represent an unpaid principal balance weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on unpaid principal balances. These prepayment rates imply an estimated weighted average life of our guarantee asset of 5.6, 5.2 and 5.5 years for 2008, 2007 and 2006, respectively.

The objective of the sensitivity analysis below is to present our estimate of the financial impact of an unfavorable change in the input values associated with the determination of fair values of these retained interests. We do not use these inputs in determining fair value of our retained interests as our measurements are principally based on third-party pricing information. See “NOTE 17: FAIR VALUE DISCLOSURES” for further information on determination of fair values. The weighted average assumptions within Table 3.3 represent our estimates of the assumed IRR and prepayment rates implied by market pricing as of each period end and are derived using our internal models. Since we do not use these internal models for determining fair value in our reported results under GAAP, this sensitivity analysis is hypothetical and may not be indicative of actual results. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest is estimated independently of changes in any other assumptions. Changes in one factor may result in changes in another, which might counteract the impact of the change.

Table 3.3 — Sensitivity Analysis of Retained Interests

	As of December 31,
	2008	2007
	(dollars in millions)
Retained Interests, Mortgage-Related Securities

Weighted average IRR assumptions	4.7%	5.5%
Impact on fair value of 100 bps unfavorable change	$(2,762)	$(4,109)
Impact on fair value of 200 bps unfavorable change	$(5,366)	$(7,928)
Weighted average prepayment rate assumptions	37.3%	8.7%
Impact on fair value of 10% unfavorable change	$(177)	$(30)
Impact on fair value of 20% unfavorable change	$(323)	$(57)

Retained Interests, Guarantee Asset (Single-Family Mortgages)

Weighted average IRR assumptions	21.1%	8.1%
Impact on fair value of 100 bps unfavorable change	$(90)	$(389)
Impact on fair value of 200 bps unfavorable change	$(177)	$(746)
Weighted average prepayment rate assumptions	33.1%	16.5%
Impact on fair value of 10% unfavorable change	$(357)	$(516)
Impact on fair value of 20% unfavorable change	$(689)	$(977)

Changes in these IRR and prepayment rate assumptions are primarily driven by changes in interest rates. Interest rates on conforming mortgage products have declined in 2008, especially in the fourth quarter of 2008 and resulted in a lower IRR on mortgage-related securities retained interests. Lower mortgage rates typically induce borrowers to refinance their loan. Expectations of continued low rates resulted in an increase in average prepayment assumptions on Mortgage-Related Securities retained interests.

As noted above, our guarantee asset can be effectively equated with the market values for excess servicing interest-only securities. The value of those securities declines when interest rates decline as it is expected that more borrowers will refinance their loan. Due to this increased likelihood of prepayments and reduced fair values placed on mortgage assets by third-party investors, the weighted average IRR implied by fair value measurements of our guarantee asset increased significantly between December 31, 2007 and December 31, 2008.

We receive proceeds in securitizations accounted for as sales under SFAS 140 for those securities sold to third parties. Subsequent to a securitization under SFAS 140 we receive cash flows related to interest income and repayment of principal on the securities we retain for investment. Regardless of whether our issued PC or Structured Security is sold to third parties or held by us for investment, we are obligated to make cash payment for foreclosed properties and certain delinquent or impaired mortgages under our financial guarantees. Table 3.4 summarizes cash flows on retained interests related to securitizations accounted for as sales under SFAS 140.

208	Freddie Mac

Table 3.4 — Details of Cash Flows

	For the Year Ended
	December 31,
	2008	2007	2006
	(in millions)

Cash flows from:

Proceeds from transfers of Freddie Mac securities that were accounted for as sales(1)	$36,885	$62,644	$79,565
Cash flows received on the guarantee asset(2)	2,871	2,288	1,873
Principal and interest from retained securitization interests(3)	20,411	23,541	25,535
Purchases of delinquent or foreclosed loans and required purchase of balloon mortgages(4)	(12,093)	(9,011)	(4,698)

(1)	On our consolidated statements of cash flows, this amount is included in the investing activities as part of proceeds from sales of trading and available-for-sale securities.
(2)	Represents cash received from securities receiving sales treatment under SFAS 140 or FIN 45 and related to management and guarantee fees, which reduce the guarantee asset. On our consolidated statements of cash flows, the change in guarantee asset and the corresponding management and guarantee fee income are reflected as operating activities.
(3)	On our consolidated statements of cash flows, the cash flows from interest are included in net income (loss) and the principal repayments are included in the investing activities as part of proceeds from maturities of available-for-sale securities. The amounts for 2007 and 2006 have been revised to also include cash flows from interest-only and principal-only strips, which conforms to the 2008 presentation.
(4)	On our consolidated statements of cash flows, this amount is included in the investing activities as part of purchases of held-for-investment mortgages. Includes our acquisitions of REO in cases where a foreclosure sale occurred while a loan was owned by the securitization trust.

In addition to the cash flow shown above, we are obligated under our guarantee to make up any shortfalls in principal and interest to the holders of our securities, including those shortfalls arising from losses incurred in our role as trustee for the master trust which administers cash remittances from mortgages and makes payments to the security holders. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS — Principal and Interest Securitization Trusts” for further information on these cash flows.

Gains and Losses on Transfers of PCs and Structured Securities that are Accounted for as Sales

The gain or loss on a securitization that qualifies as a sale, is determined, in part, on the carrying amounts of the financial assets sold. The carrying amounts of the assets sold are allocated between those sold to third parties and those held as retained interests based on their relative fair value at the date of sale. We recognized net pre-tax gains (losses) on transfers of PCs and Structured Securities that were accounted for as sales under SFAS 140 of approximately $151 million, $141 million and $235 million for the years ended December 31, 2008, 2007 and 2006, respectively. The gross proceeds associated with these sales are presented within the table above.

NOTE 4: VARIABLE INTEREST ENTITIES

We are a party to numerous entities that are considered to be VIEs. Our investments in VIEs include LIHTC partnerships and certain Structured Securities transactions. In addition, we buy the highly-rated senior securities in non-mortgage-related, asset-backed investment trusts that are VIEs. Highly-rated senior securities issued by these securitization trusts are not designed to absorb a significant portion of the variability created by the assets/collateral in the trusts. Our investments in these securities do not represent a significant variable interest in the securitization trusts as the securities issued by these trusts are not designed to absorb a significant portion of the variability in the trust. Accordingly, we do not consolidate these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for further information regarding the consolidation practices of our VIEs.

LIHTC Partnerships

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. The LIHTC partnerships invest as limited partners in lower-tier partnerships, which own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal tax credits. Most of these LIHTC partnerships are VIEs. A general partner operates the partnership, identifying investments and obtaining debt financing as needed to finance partnership activities. There were no third-party credit enhancements of our LIHTC investments at December 31, 2008. Although these partnerships generate operating losses, we realize a return on our investment through reductions in income tax expense that result from tax credits and the deductibility of the operating losses of these partnerships. The partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. The investments in LIHTC partnerships, in which we were either the primary beneficiary or had a significant variable interest, were made between 1989 and 2007. At December 31, 2008 and 2007, we did not guarantee any obligations of these LIHTC partnerships and our exposure was limited to the amount of our investment. In addition, we are exposed to the potential disallowance of income tax credits previously taken and to our potential inability to fully utilize future income tax credits. See “NOTE 14: INCOME TAXES” for additional information. At December 31, 2008 and 2007, we were the primary beneficiary of investments in six partnerships and we consolidated these investments. The investors in the obligations of the consolidated LIHTC partnerships have recourse only to the assets of those VIEs and do not have recourse to us. In addition, the assets of each partnership can be used only to settle obligations of that partnership.

209	Freddie Mac

Consolidated VIEs

Table 4.1 represents the carrying amounts and classification of the consolidated assets and liabilities of VIEs on our consolidated balance sheets.

Table 4.1 — Assets and Liabilities of Consolidated VIEs

	December 31,
Consolidated Balance Sheets Line Item	2008	2007
	(in millions)

Cash and cash equivalents	$12	$41
Accounts and other receivables, net	137	153

Total assets of consolidated VIEs	$149	$194

Other liabilities	$34	$43

Total liabilities of consolidated VIEs	$34	$43

VIEs Not Consolidated

LIHTC Partnerships

At both December 31, 2008 and 2007, we had unconsolidated investments in 189 LIHTC partnerships, in which we had a significant variable interest. The size of these partnerships at December 31, 2008 and 2007, as measured in total assets, was $10.5 billion and $10.3 billion, respectively. These partnerships are accounted for using the equity method, as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Our equity investments in these partnerships were $3.3 billion and $3.7 billion as of December 31, 2008 and 2007 and are included in low-income housing tax credit partnerships equity investments on our consolidated balance sheets. As a limited partner, our maximum exposure to loss equals the undiscounted book value of our equity investment. At December 31, 2008 and 2007, our maximum exposure to loss on unconsolidated LIHTC partnerships, in which we had a significant variable interest, was $3.3 billion and $3.7 billion, respectively. Our investments in unconsolidated LIHTC partnerships are funded through non-recourse non-interest bearing notes payable recorded within other liabilities on our consolidated balance sheets. We had $347 million and $825 million of these notes payable outstanding at December 31, 2008 and 2007.

Table 4.2 — Significant Variable Interests in LIHTC Partnerships

	December 31,
	2008	2007
	(in millions)

Maximum exposure to loss	$3,336	$3,693
Non-recourse non-interest bearing notes payable, net	347	825

210	Freddie Mac

NOTE 5: INVESTMENTS IN SECURITIES

Table 5.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 5.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
	(in millions)

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
Commercial mortgage-backed securities	64,214	2	(14,716)	49,500
Alt-A and other	20,032	11	(6,787)	13,256
Moving Treasury Average, or MTA	12,117	—	(4,739)	7,378
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total mortgage-related securities	493,971	7,061	(50,928)	450,104

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	8,788	6	—	8,794

Total non-mortgage-related securities	8,788	6	—	8,794

Total available-for-sale securities	$502,759	$7,067	$(50,928)	$458,898

December 31, 2007

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$346,569	$2,981	$(2,583)	$346,967
Subprime	101,278	12	(8,584)	92,706
Commercial mortgage-backed securities	64,965	515	(681)	64,799
Alt-A and other	30,187	15	(1,267)	28,935
MTA	21,269	—	(1,276)	19,993
Fannie Mae	45,688	513	(344)	45,857
Obligations of states and political subdivisions	14,783	146	(351)	14,578
Manufactured housing	1,149	131	(12)	1,268
Ginnie Mae	545	19	(2)	562

Total mortgage-related securities	626,433	4,332	(15,100)	615,665

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	16,644	25	(81)	16,588
Commercial paper	18,513	—	—	18,513

Total non-mortgage-related securities	35,157	25	(81)	35,101

Total available-for-sale securities	$661,590	$4,357	$(15,181)	$650,766

211	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 5.2 shows the fair value of available-for-sale securities in a gross unrealized loss position and whether they have been in that position less than 12 months or 12 months or greater.

Table 5.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 months		12 months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
December 31, 2008	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$14,423	$(425)	$15,466	$(2,496)	$29,889	$(2,921)
Subprime	3,040	(862)	46,585	(18,283)	49,625	(19,145)
Commercial mortgage-backed securities	24,783	(8,226)	24,479	(6,490)	49,262	(14,716)
Alt-A and other	3,444	(1,526)	7,159	(5,261)	10,603	(6,787)
MTA	4,186	(2,919)	1,299	(1,820)	5,485	(4,739)
Fannie Mae	5,977	(75)	971	(13)	6,948	(88)
Obligations of states and political subdivisions	5,302	(743)	5,077	(1,606)	10,379	(2,349)
Manufactured housing	498	(110)	73	(73)	571	(183)
Ginnie Mae	18	—	1	—	19	—

Total mortgage-related securities	61,671	(14,886)	101,110	(36,042)	162,781	(50,928)

Total available-for-sale securities in a gross unrealized loss position	$61,671	$(14,886)	$101,110	$(36,042)	$162,781	$(50,928)

December 31, 2007

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$22,546	$(254)	$135,966	$(2,329)	$158,512	$(2,583)
Subprime	87,004	(8,021)	5,213	(563)	92,217	(8,584)
Commercial mortgage-backed securities	8,652	(154)	26,207	(527)	34,859	(681)
Alt-A and other	14,136	(805)	13,905	(462)	28,041	(1,267)
MTA	19,373	(1,224)	620	(52)	19,993	(1,276)
Fannie Mae	4,728	(17)	15,214	(327)	19,942	(344)
Obligations of states and political subdivisions	7,735	(264)	1,286	(87)	9,021	(351)
Manufactured housing	435	(11)	24	(1)	459	(12)
Ginnie Mae	2	—	74	(2)	76	(2)

Total mortgage-related securities	164,611	(10,750)	198,509	(4,350)	363,120	(15,100)

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	8,236	(63)	3,222	(18)	11,458	(81)

Total non-mortgage-related securities	8,236	(63)	3,222	(18)	11,458	(81)

Total available-for-sale securities in a gross unrealized loss position	$172,847	$(10,813)	$201,731	$(4,368)	$374,578	$(15,181)

At December 31, 2008, gross unrealized losses on available-for-sale securities were $50.9 billion, as noted in Table 5.2. The gross unrealized losses relate to approximately 8 thousand individual lots representing approximately 5 thousand separate securities. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security are in an unrealized loss position, depending upon the amortized cost of the specific lot.

Evaluation of Other-Than-Temporary Impairments

The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering available information. Important factors include the length of time and extent to which the fair value of the security has been less than the book value; the impact of changes in credit ratings (i.e., rating agency downgrades); our intent and ability to retain the security in order to allow for a recovery in fair value; loan level default modeling; and an analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics) that also underlies the other impairment factors mentioned above, and we qualitatively consider available information when assessing whether an impairment is other-than-temporary. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Based on the results of this evaluation, if it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value, and a loss is recognized through earnings. We consider available information in determining the recovery period and anticipated holding periods for our available-for-sale securities. An important underlying factor we consider in determining the period to recover unrealized

212	Freddie Mac

losses on our available-for-sale securities is the estimated life of the security. Since our available-for-sale securities are prepayable, the average life is typically far shorter than the contractual maturity.

Freddie Mac and Fannie Mae securities

These securities generally fit into one of two categories:

Unseasoned Securities — These securities are utilized for resecuritization transactions. We frequently resecuritize agency securities, typically unseasoned pass-through securities. In these resecuritization transactions, we typically retain an interest representing a majority of the cash flows, but consider the resecuritization to be a sale of all of the securities for purposes of assessing if an impairment is other-than-temporary. As these securities have generally been recently acquired, they generally have coupon rates and prices close to par. Consequently, any decline in the fair value of these agency securities is relatively small and could be recovered easily. We expect that the recovery period would be in the near term. Notwithstanding this, we recognize other-than-temporary impairments on any of these securities that are likely to be sold. This population is identified based on our expectations of resecuritization volume and our eligible collateral. If any of the securities identified as likely to be sold are in a loss position, other-than-temporary impairment is recorded as we do not have the intent to hold such securities to recovery. Any additional losses realized upon sale result from further declines in fair value subsequent to the balance sheet date. For securities that are not likely to be sold, we expect to recover any unrealized losses by holding them to recovery.

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

Non-Agency Mortgage-Related Securities

Securities Backed by Subprime, Alt-A and Other and MTA Loans

We believe the unrealized losses on our non-agency mortgage-related securities are primarily a result of decreased liquidity and larger risk premiums. With the exception of the other-than-temporarily impaired securities discussed below, we have not identified any securities that were probable of incurring a contractual principal or interest loss at December 31, 2008. As such, and based on our ability and intent to hold these securities for a period of time sufficient to recover all unrealized losses, we have concluded that the impairment of these securities is temporary.

Our review of the securities backed by subprime loans, Alt-A and other loans and MTA loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, ratings, security prices and credit default swap levels traded on the insurers. In order to determine whether securities are other-than-temporarily impaired, these analyses use assumptions about the losses likely to result from the underlying collateral that is currently more than 60 days delinquent and then evaluate what percentage of the remaining collateral (that is current or less than 60 days delinquent) would have to default to create a loss. In making these determinations, we consider loan level information including estimated loan-to-value, or LTV, ratios, credit scores, based on the rating system developed by Fair, Isaac and Co., Inc., or FICO, geographic concentrations and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations. Future loss severity, default, prepayment and other borrower behavior assumptions required to realize a loss are evaluated for probability of occurring. If these assumptions are probable, considering all other factors, the impairment is judged to be other than temporary.

In evaluating our non-agency mortgage-related securities backed by subprime loans, Alt-A and other loans and MTA loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition and had decreased between the latest balance sheet date and the release of these financial statements. Although the ratings have declined, the ratings themselves have not been determinative that a loss is probable. According to Standard & Poor’s, or S&P, a security may withstand up to 115% of S&P’s base case loss assumptions and still receive a BB, or below investment grade, rating. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since December 31, 2008.

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is possible that, under certain conditions (especially given current economic conditions), defaults and loss severities on the securities could reach or even exceed more

213	Freddie Mac

stressful scenarios where a principal or interest loss could occur on certain individual securities, we do not believe that those conditions were probable as of December 31, 2008.

In addition, we considered changes in fair value since December 31, 2008 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, received greater weight.

Commercial Mortgage-backed Securities

We perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. We believe the declines in fair value are attributable to the deterioration of liquidity and larger risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets and not to the performance of the underlying collateral supporting the securities. Substantially all of these securities were AAA-rated at December 31, 2008. Though delinquencies for commercial mortgage-backed securities have increased, the credit enhancement of these bonds is sufficient to cover the expected losses on them. Since we generally hold these securities to maturity, we have concluded that we have the ability and intent to hold these securities to a recovery of the unrealized losses.

Obligations of States and Political Subdivisions

These investments consist of mortgage revenue bonds. The unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates and liquidity and risk premiums. We have concluded that the impairment of these securities is temporary based on our ability and intent to hold these securities to recovery, the extent and duration of the decline in fair value relative to the amortized cost as well as a lack of any other facts or circumstances to suggest that the decline was other-than-temporary. The issuer guarantees related to these securities have led us to conclude that any credit risk is minimal.

Impairments on Available-For-Sale Securities

Table 5.3 summarizes our impairments recorded by security type and the duration of the unrealized loss prior to impairment of less than 12 months or 12 months or greater.

Table 5.3 — Other-Than-Temporary Impairments on Mortgage-Related Securities Recorded by Gross Unrealized Loss Position

	Gross Unrealized Loss Position
	Less than	12 months
	12 months	or greater	Total
	(in millions)
Year Ended December 31, 2008

Mortgage-related securities:(1)
Subprime	$(168)	$(3,453)	$(3,621)
Alt-A and other	(914)	(4,339)	(5,253)
MTA	—	(7,602)	(7,602)
Obligations of states and political subdivisions	(58)	(10)	(68)
Manufactured housing	(74)	(16)	(90)

Total other-than-temporary impairments	$(1,214)	$(15,420)	$(16,634)

Year Ended December 31, 2007

Mortgage-related securities:
Freddie Mac	$(17)	$(320)	$(337)
Fannie Mae	(1)	(12)	(13)
Subprime(1)	(11)	—	(11)
Manufactured housing(1)	(4)	—	(4)

Total other-than-temporary impairments	$(33)	$(332)	$(365)

Year Ended December 31, 2006

Mortgage-related securities:
Freddie Mac	$(168)	$(13)	$(181)
Fannie Mae	(31)	(17)	(48)
Commercial mortgage-backed securities(1)	(62)	(4)	(66)
Manufactured housing(1)	(2)	—	(2)

Total other-than-temporary impairments	$(263)	$(34)	$(297)

(1)	Represents securities of private-label or non-agency issuers.

During 2008, we recorded impairments related to investments in mortgage-related securities of $16.6 billion primarily related to non-agency securities backed by subprime loans, Alt-A and other loans and MTA loans, due to the combination of

214	Freddie Mac

a more pessimistic view of future performance due to the economic environment and poor performance of the collateral underlying these securities. The portion of these impairment charges associated with expected recoveries that we estimate may be recognized as net interest income in future periods was $11.8 billion which was on securities backed primarily by subprime, Alt-A and other and MTA loans as of December 31, 2008. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the probable impairment loss required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. Contributing to the impairments were certain credit enhancements related to primary monoline bond insurance provided by three monoline insurers on individual securities in an unrealized loss position, for which we have determined that it is probable a principal and interest shortfall will occur, and, that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investments portfolio as well as our non-mortgage-related investments portfolio. Monolines are companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets. The recent deterioration has not impacted our ability and intent to hold these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for information regarding our policy on accretion of impairments.

We also recognized impairment charges of $1.1 billion for the year ended December 31, 2008 related to our short-term available-for-sale non-mortgage-related securities, as management could no longer assert the positive intent to hold these securities to recovery. The decision to impair these securities is consistent with our consideration of sales of securities from the cash and other investments portfolio as a contingent source of liquidity. As we do not expect any actual cash shortfalls, these impairment charges will be recognized as net interest income in future periods. Our cash and other investments portfolio is comprised of our cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and investments in non-mortgage-related securities.

We recorded security impairments on available-for-sale securities for the years ended 2007 and 2006 of $365 million and $297 million, respectively.

215	Freddie Mac

Realized Gains and Losses on Available-For-Sale Securities

Table 5.4 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 5.4 — Gross Realized Gains and Gross Realized Losses on Available-For-Sale Securities

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$423	$666	$164
Fannie Mae	67	—	1
Subprime	—	4	1
Commercial mortgage-backed securities	—	3	210
Manufactured housing	—	11	—
Obligations of states and political subdivisions	75	1	—

Total mortgage-related securities gross realized gains	565	685	376

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	1	1	—
Obligations of state and political subdivisions	—	2	—

Total non-mortgage-related securities gross realized gains	1	3	—

Gross realized gains	566	688	376
Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	(13)	(390)	(358)
Fannie Mae	(2)	(9)	(77)
Commercial mortgage-backed securities	—	—	(60)
Obligations of states and political subdivisions	(5)	—	—

Total mortgage-related securities gross realized losses	(20)	(399)	(495)

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	—	(56)	(7)
Obligations of state and political subdivisions	—	(1)	(14)

Total non-mortgage-related securities gross realized losses	—	(57)	(21)

Gross realized losses	(20)	(456)	(516)

Net realized gains (losses)	$546	$232	$(140)

We had gross realized losses during 2008 of $20 million primarily related to the sales of agency securities. During 2007 and 2006, we had gross realized losses related to sales of securities that were not impaired at the previous balance sheet date, as well as sales of securities that were previously impaired and experienced further declines in fair value. For Freddie Mac securities, these losses generally relate to our structuring activity where we do not assert the ability and intent to hold to recovery for a specific population of securities. Of the $399 million in gross realized losses in 2007 shown on Table 5.4, $390 million related to Freddie Mac securities. Of that amount, approximately $190 million related to Freddie Mac securities where we had previously asserted the ability and intent to hold to recovery. However, these losses relate to a discrete number of resecuritization transactions involving seasoned agency securities, which were in response to facts and circumstances arising after the previous balance sheet date related to our voluntary portfolio growth limit and unanticipated extraordinary market conditions. The balance of the realized losses on agency securities in both 2007 and 2006 included on Table 5.4, relate to (1) resecuritization transactions where we had not previously asserted an intent and ability to hold the securities because unrealized losses at the previous balance sheet date represented such a small decline in value that interest rate movements within a near term could easily have caused the securities to fully recover in value and, thus, these unrealized losses were not other-than-temporary; or (2) sales of agency securities that resulted in average gross realized losses of less than 1% of the unpaid principal balance on those securities. For the securities where losses were less than 1%, the securities were often acquired subsequent to the previous balance sheet date or the securities were not in a loss position at the balance sheet date.

Realized losses for non-agency commercial mortgage-backed securities in 2006 primarily related to securities for which we had the ability and intent to hold to recovery but were subsequently sold in response to FHFA directing us to divest of certain securities (specifically certain mixed use commercial mortgage-backed securities). These transactions were unusual and non-recurring in nature and therefore do not contradict our ability and intent to hold to recovery on other securities.

216	Freddie Mac

Maturities and Weighted Average Yield of Available-For-Sale Securities

Table 5.5 summarizes, by major security type, the remaining contractual maturities and weighted average yield of available-for-sale securities.

Table 5.5 — Maturities and Weighted Average Yield of Available-For-Sale Securities(1)

			Weighted
December 31, 2008	Amortized Cost	Fair Value	Average Yield(2)
	(dollars in millions)

Mortgage-related investments portfolio:
Mortgage-related securities:
Due 1 year or less	$222	$222	5.73%
Due after 1 through 5 years	2,687	2,755	5.21
Due after 5 through 10 years	52,686	53,871	4.78
Due after 10 years	438,376	393,256	4.63

Total	$493,971	$450,104	4.65

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities
Due 1 year or less	$12	$12	5.48
Due after 1 through 5 years	6,835	6,836	2.82
Due after 5 through 10 years	1,667	1,671	2.09
Due after 10 years	274	275	2.09

Total	$8,788	$8,794	2.66

Total available-for-sale securities for mortgage-related investments portfolio and cash and other investments portfolio:
Due 1 year or less	$234	$234	5.72
Due after 1 through 5 years	9,522	9,591	3.49
Due after 5 through 10 years	54,353	55,542	4.70
Due after 10 years	438,650	393,531	4.63

Total	$502,759	$458,898	4.62

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life, as obligations underlying these securities may be prepaid at any time without penalty.
(2)	The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2008. The numerator for the individual lot yield consists of the sum of (a) the year-end interest coupon rate multiplied by the year-end unpaid principal balance and (b) the annualized amortization income or expense calculated for December 2008 (including the accretion of non-credit related other-than-temporary impairments but excluding any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the unpaid principal balances of impaired lots.

AOCI, Net of Taxes, Related to Available-For-Sale Securities

Table 5.6 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding losses, net of tax, represents the net fair value adjustments recorded on available-for-sale securities throughout the year, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses (gains), net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information regarding the component of AOCI related to available-for-sale securities.

Table 5.6 — AOCI, Net of Taxes, Related to Available-For-Sale Securities

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Beginning balance	$(7,040)	$(3,332)	$(3,065)
Adjustment to initially apply SFAS 159(1)	(854)	—	—
Net unrealized holding (losses), net of tax(2)	(31,753)	(3,792)	(551)
Net reclassification adjustment for net realized losses, net of tax(3)(4)	11,137	84	284

Ending balance	$(28,510)	$(7,040)	$(3,332)

(1)	Net of tax benefit of $460 million for the year ended December 31, 2008.
(2)	Net of tax benefit of $17.1 billion, $2.0 billion and $0.3 billion for the years ended December 31, 2008, 2007 and 2006, respectively.
(3)	Net of tax benefit of $6.0 billion, $45 million and $153 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $11.5 billion, $234 million and $193 million, net of taxes, for the years ended December 31, 2008, 2007 and 2006, respectively.

217	Freddie Mac

Trading Securities

Table 5.7 summarizes the estimated fair values by major security type for trading securities held in our mortgage-related investments portfolio.

Table 5.7 — Trading Securities in our Mortgage-Related Investments Portfolio

	December 31,
	2008	2007
	(in millions)

Mortgage-related securities issued by:
Freddie Mac	$158,822	$12,216
Fannie Mae	31,309	1,697
Ginnie Mae	198	175
Other	32	1

Total trading securities in our mortgage-related investments portfolio	$190,361	$14,089

For the years ended December 31, 2008, 2007 and 2006 we recorded net unrealized gains (losses) on trading securities held at December 31, 2008, 2007 and 2006 of $1.6 billion, $505 million and $(114) million, respectively.

Total trading securities in our mortgage-related investments portfolio include $3.9 billion and $4.2 billion, respectively, of SFAS 155 related assets as of December 31, 2008 and 2007. Gains (losses) on trading securities on our consolidated statements of operations include gains of $249 million and $315 million, respectively, related to these SFAS 155 trading securities for the years ended December 31, 2008 and 2007.

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio as of December 31, 2009 may not exceed $900 billion, and must decline by 10% per year thereafter until it reaches $250 billion.

Mortgage-Related Investments Portfolio Voluntary Growth Limit

As of March 1, 2008, we are no longer subject to the voluntary growth limit on our mortgage-related investments portfolio of 2% annually.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for reverse repurchase transactions and most derivative instruments subject to collateral posting thresholds generally related to a counterparty’s credit rating. We had cash pledged to us related to derivative instruments of $4.3 billion and $6.5 billion at December 31, 2008 and 2007, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At December 31, 2008 and 2007, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at December 31, 2008 and 2007, we did not have securities pledged to us for reverse repurchase transactions that we had the right to repledge.

Collateral Pledged by Freddie Mac

We are also required to pledge collateral for margin requirements with third-party custodians in connection with secured financings, interest-rate swap agreements, futures and daily trade activities with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of December 31, 2008, we had two uncommitted intraday lines of credit with third parties, both of which are secured, in connection with the Federal Reserve’s revised payments system risk policy, which restricts or eliminates delinquent overdrafts by the government-sponsored enterprises, or GSEs, in connection with our use of the fedwire system. In certain limited circumstances, the lines of credit agreements give the secured parties the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. See “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS — Lending Agreement” for a discussion of our GSE Credit Facility. We pledge collateral to meet these requirements upon demand by the respective counterparty.

218	Freddie Mac

Table 5.8 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged as well as the related liability recorded on our balance sheet that caused the need to post collateral.

Table 5.8 — Collateral in the Form of Securities Pledged

	December 31,
	2008	2007
	(in millions)

Securities pledged with ability for secured party to repledge:
Available-for-sale securities	$21,302	$17,010
Securities pledged without ability for secured party to repledge:
Available-for-sale securities	1,050	793

Total securities pledged	$22,352	$17,803

At December 31, 2008, we had securities pledged with the ability of the secured party to repledge of $21.3 billion, of which $20.7 billion is collateral posted in connection with our two uncommitted intraday lines of credit with third parties as discussed above. There were no borrowings against these lines of credit at December 31, 2008. The remaining $0.6 billion of collateral posted with the ability of the secured party to repledge was posted in connection with our futures transactions.

At December 31, 2008, we had securities pledged without the ability of the secured party to repledge of $1.1 billion at a clearing house in connection with our futures transactions.

Also as of December 31, 2008, we had pledged $6.4 billion of collateral in the form of cash of which $5.8 billion relates to our interest rate swap agreements as we had $6.1 billion of derivatives in a net loss position. The remaining $0.6 billion is posted at clearing houses in connection with our securities transactions.

NOTE 6: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one to four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

The following table summarizes the types of loans on our balance sheets as of December 31, 2008 and 2007. These balances do not include mortgage loans underlying our guaranteed PCs and Structured Securities, since these are not consolidated on our balance sheets. See “NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” for information on our securitized mortgage loans.

Table 6.1 — Mortgage Loans

	December 31,
	2008	2007
	(in millions)

Single-family(1):
Conventional
Fixed-rate	$35,070	$20,707
Adjustable-rate	2,136	2,700

Total conventional	37,206	23,407
FHA/VA — Fixed-rate	548	311
U.S. Department of Agriculture Rural Development and other federally guaranteed loans	1,001	871

Total single-family	38,755	24,589

Multifamily(1):
Conventional
Fixed-rate	65,319	53,111
Adjustable-rate	7,399	4,455

Total conventional	72,718	57,566
U.S. Department of Agriculture Rural Development	3	3

Total multifamily	72,721	57,569

Total unpaid principal balance of mortgage loans	111,476	82,158

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(3,178)	(1,868)
Lower of cost or fair value adjustments on loans held-for-sale	(17)	(2)
Allowance for loan losses on loans held-for-investment	(690)	(256)

Total mortgage loans, net of allowance for loan losses	$107,591	$80,032

(1)	Based on unpaid principal balances and excludes mortgage loans traded, but not yet settled.

For the years ended December 31, 2008 and 2007, we transferred $— million and $41 million, respectively, of held-for-sale mortgage loans to held-for-investment. For the years ended December 31, 2008 and 2007, we did not transfer held-for-investment mortgage loans to held-for-sale.

219	Freddie Mac

Loan Loss Reserves

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our balance sheet and a reserve for guarantee losses for mortgage loans that underlie guaranteed PCs and Structured Securities, collectively referred to as loan loss reserves. Loan loss reserves are generally established to provide for credit losses when it is probable that a loss has been incurred. For loans subject to SOP 03-3, loan loss reserves are only established when it is probable that we will be unable to collect all cash flows which we expected to collect when we acquired the loan. The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans, including those underlying our financial guarantees, was $15.3 billion and $0.3 billion, respectively, as of December 31, 2008.

Table 6.2 summarizes loan loss reserve activity:

Table 6.2 — Detail of Loan Loss Reserves

	Year Ended December 31,
	2008			2007			2006
	Allowance	Reserve for	Total Loan	Allowance	Reserve for	Total Loan	Allowance	Reserve for	Total Loan
	for Loan	Guarantee	Loss	for Loan	Guarantee	Loss	for Loan	Guarantee	Loss
	Losses	Losses on PCs	Reserves	Losses	Losses on PCs	Reserves	Losses	Losses on PCs	Reserves
	(in millions)

Beginning balance	$256	$2,566	$2,822	$69	$550	$619	$118	$430	$548
Provision for credit losses	631	15,801	16,432	321	2,533	2,854	98	198	296
Charge-offs(1)(2)	(459)	(2,613)	(3,072)	(373)	(3)	(376)	(313)	—	(313)
Recoveries(1)	265	514	779	239	—	239	166	—	166
Transfers, net(3)	(3)	(1,340)	(1,343)	—	(514)	(514)	—	(78)	(78)

Ending balance	$690	$14,928	$15,618	$256	$2,566	$2,822	$69	$550	$619

(1)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our mortgage-related investments portfolio at the time of resolution. Charge-offs presented above exclude $377 million and $156 million for the years ended December 31, 2008 and 2007, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(2)	Effective December 2007, we no longer automatically purchase loans from PC pools once they become 120 days delinquent. Consequently, the increase in charge-offs in PCs and Structured Securities during the year ended December 31, 2008, as compared to 2007 and 2006 is due to this operational change under which loans proceed to a loss event (such as a foreclosure sale) while in a PC pool.
(3)	Consist primarily of: (a) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with delinquent or modified loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase, and (b) amounts attributable to uncollectible interest.

Impaired Loans

Single-family impaired loans include performing and non-performing troubled debt restructurings, as well as delinquent or modified loans that were purchased from mortgage pools underlying our PCs and Structured Securities and long-term standby agreements. Multifamily impaired loans include certain loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings), certain loans with observable collateral deficiencies, and loans impaired based on management’s judgments concerning other known facts and circumstances associated with those loans. Recorded investment on impaired loans includes the unpaid principal balance plus amortized basis adjustments, which are modifications to the loan’s carrying value.

Total loan loss reserves, as presented in “Table 6.2 — Detail of Loan Loss Reserves,” consists of a specific valuation allowance related to impaired mortgage loans, which is presented in Table 6.3, and an additional reserve for other probable incurred losses, which totaled $15.5 billion, $2.8 billion and $0.6 billion at December 31, 2008, 2007 and 2006, respectively. The specific allowance presented in Table 6.3 is determined using estimates of the fair value of the underlying collateral and insurance or other recoveries, less estimated selling costs. Our recorded investment in impaired mortgage loans and the related valuation allowance are summarized in the table below.

Table 6.3 — Impaired Loans

	December 31,
	2008			2007			2006
	Recorded	Specific	Net	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related-valuation allowance	$1,126	$(125)	$1,001	$155	$(13)	$142	$86	$(6)	$80
No related-valuation allowance(1)	8,528	—	8,528	8,579	—	8,579	5,818	—	5,818

Total	$9,654	$(125)	$9,529	$8,734	$(13)	$8,721	$5,904	$(6)	$5,898

(1)	Impaired loans with no related valuation allowance primarily represent performing single-family troubled debt restructuring loans and those delinquent loans purchased out of PC pools that have not experienced further deterioration.

For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in impaired loans was $8.4 billion, $7.5 billion and $4.4 billion, respectively. The increase in impaired loans in 2008 is attributed to an increase in

220	Freddie Mac

troubled debt restructurings, especially in the fourth quarter of 2008. The increase in impaired loans in 2007 is due to an increase in the volume of delinquent loans purchased under our financial guarantees compared to 2006.

Interest income on multifamily impaired loans is recognized on an accrual basis for loans performing under the original or restructured terms and on a cash basis for non-performing loans, and collectively totaled approximately $22 million, $22 million and $25 million for the years ended December 31, 2008, 2007 and 2006, respectively. We recorded interest income on impaired single-family loans that totaled $507 million, $382 million and $177 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest income foregone on impaired loans approximated $84 million, $141 million and $23 million in 2008, 2007 and 2006, respectively.

Loans Acquired under Financial Guarantees

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our guarantees and standby commitments under certain circumstances to resolve an existing or impending delinquency or default. Prior to December 2007, our general practice was to automatically purchase the mortgage loans when the loans were significantly past due, generally after 120 days of delinquency. Effective December 2007, our practice is to purchase loans from pools when (a) the loans are modified, (b) foreclosure sales occur, (c) the loans are delinquent for 24 months, or (d) the loans are 120 days or more past due and when the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the nonperforming mortgage in our mortgage-related investments portfolio.

Loans purchased from PC pools that underlie our guarantees or that are covered by our standby commitments are recorded at the lesser of our acquisition cost or the loan’s fair value at the date of purchase. Our estimate of the fair value of delinquent loans purchased from PC pools is determined by obtaining indicative market prices from large, experienced dealers and using an average of these market prices to estimate the initial fair value. We recognize losses on loans purchased in our consolidated statements of operations if our net investment in the acquired loan is higher than its fair value. At December 31, 2008 and 2007, the unpaid principal balances of these loans were $9.5 billion and $7.0 billion, respectively, while the carrying amounts of these loans were $6.3 billion and $5.2 billion, respectively.

We account for loans acquired in accordance with SOP 03-3 if, at acquisition, the loans had credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrower without significant delay. We concluded that all loans acquired under financial guarantees during all periods presented met this criteria. The following table provides details on impaired loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 6.4 — Loans Acquired Under Financial Guarantees

	Year Ended
	December 31,
	2008	2007
	(in millions)

Contractual principal and interest payments at acquisition	$6,708	$9,735
Non-accretable difference	(508)	(549)

Cash flows expected to be collected at acquisition	6,200	9,186
Accretable balance	(2,938)	(2,717)

Initial investment in acquired loans at acquisition	$3,262	$6,469

The excess of contractual principal and interest over the undiscounted amount of cash flows we expect to collect represents a non-accretable difference that is not accreted to interest income nor displayed on our consolidated balance sheets. The amount that may be accreted into interest income on such loans is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows from the loan over our initial investment in the loan. We consider estimated prepayments when calculating the accretable balance and the non-accretable difference.

While these loans are seriously delinquent, no amounts are accreted to interest income. Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses related to these loans if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized provision for credit losses related to these loans of $89 million and $12 million for the years ended December 31, 2008 and 2007, respectively.

221	Freddie Mac

The following table provides changes in the accretable balance of these loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 6.5 — Changes in Accretable Balance

	Year Ended
	December 31,
	2008	2007
	(in millions)

Beginning balance	$2,407	$510
Additions from new acquisitions	2,938	2,717
Accretion during the period	(372)	(193)
Reductions(1)	(481)	(504)
Change in estimated cash flows(2)	59	121
Reclassifications (to) from nonaccretable difference(3)	(587)	(244)

Ending balance	$3,964	$2,407

(1)	Represents the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to troubled debt restructurings or change in prepayment assumptions of the related loans.
(3)	Represents the change in expected cash flows due to changes in credit quality or credit assumptions.

Delinquency Rates

Table 6.6 summarizes the delinquency performance for mortgage loans held on our consolidated balance sheets as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees and excludes that portion of Structured Securities backed by Ginnie Mae Certificates.

Table 6.6 — Delinquency Performance

	At December 31,
	2008	2007	2006

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	1.26%	0.45%	0.25%
Total number of delinquent loans	127,569	44,948	22,671
Credit-enhanced portfolio(2)
Delinquency rate	3.79%	1.62%	1.30%
Total number of delinquent loans	85,719	34,621	24,106
Total portfolio, excluding Structured Transactions
Delinquency rate	1.72%	0.65%	0.42%
Total number of delinquent loans	213,288	79,569	46,777
Structured Transactions(3):
Delinquency rate	7.23%	9.86%	8.36%
Total number of delinquent loans	18,138	14,122	13,770
Total single-family portfolio:
Delinquency rate	1.83%	0.76%	0.54%
Total number of delinquent loans	231,426	93,691	60,547
Multifamily:
Delinquency rate(4)	0.03%	0.01%	0.06%
Net carrying value of delinquent loans (in millions)	$30	$10	$30

(1)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excluding Structured Transactions.
(3)	Structured Transactions generally have underlying mortgage loans with higher risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features. The delinquency rate for single-family Structured Transactions declined at December 31, 2008 compared to December 31, 2007 as a result of a significant increase in the number of loans covered by this type of financial guarantee in 2008. This had the effect of reducing the delinquency rate for Structured Transactions, while the number of loans 90 days or more past due and in foreclosure, and consequently our estimates of incurred losses, increased.
(4)	Multifamily delinquency performance is based on net carrying value of mortgages 90 days or more delinquent rather than on a unit basis, and includes multifamily Structured Transactions. Prior period delinquency rates have been revised to conform to the current year presentation.

NOTE 7: REAL ESTATE OWNED

We obtain REO properties when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us or when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. Upon acquiring single-family properties, we establish a marketing plan to sell the property as soon as practicable by either listing it with a sales broker or by other means, such as arranging a real estate auction. Upon acquiring multifamily properties, we may operate them with third-party property-management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. For each of the years ended December 31, 2008 and 2007, the weighted average holding period for our disposed REO properties was less than one year. Table 7.1 provides a summary of our REO activity.

222	Freddie Mac

Table 7.1 — Real Estate Owned

	REO,	Valuation	REO,
	Gross	Allowance	Net
	(in millions)

Balance, December 31, 2006	$871	$(128)	$743
Additions	2,906	(175)	2,731
Dispositions and write-downs	(1,710)	(28)	(1,738)

Balance, December 31, 2007	2,067	(331)	1,736
Additions	6,991	(428)	6,563
Dispositions and write-downs	(4,842)	(202)	(5,044)

Balance, December 31, 2008	$4,216	$(961)	$3,255

We recognized net losses of $682 million and $120 million on REO dispositions for the years ended December 31, 2008 and 2007, respectively, which are included in REO operations expense. The number of REO property additions increased by 121% in 2008 compared to those in 2007. Increases in our single-family REO acquisitions have been most significant in the North Central, West and Southeast regions. The West region represents approximately 30% and 11% of the new acquisitions in 2008 and 2007, respectively, based on the number of units, and the highest concentration in the West region is in the state of California. We increased our valuation allowance for single-family REO by $495 million and $129 million for the years ended December 31, 2008 and 2007, respectively, to account for declines in home prices during these periods.

NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities are classified as either short-term (due within one year) or long-term (due after one year) based on their remaining contractual maturity.

The Purchase Agreement provides that, without the prior consent of Treasury, we may not increase our indebtedness (as defined in the Purchase Agreement) to more than a specified limit nor may we become liable for any subordinated indebtedness. For the purposes of the Purchase Agreement, the balance of our indebtedness at December 31, 2008 did not exceed the specified limit.

Table 8.1 summarizes the balances and effective interest rates for debt securities, as well as subordinated borrowings.

Table 8.1 — Total Debt

	December 31,
	2008		2007
	Balance,	Effective	Balance,	Effective
	Net(1)	Rate(2)	Net(1)	Rate(2)
	(dollars in millions)

Short-term debt:
Short-term debt securities	$329,702	1.73%	$197,601	4.52%
Current portion of long-term debt	105,412	3.46	98,320	4.44

Short-term debt	435,114	2.15	295,921	4.49
Long-term debt:
Senior debt	403,402	4.70	438,147	5.24
Subordinated debt	4,505	5.59	4,489	5.84

Long-term debt	407,907	4.71	442,636	5.25

Total debt	$843,021		$738,557

(1)	Represents par value, net of associated discounts, premiums and foreign-currency-related and hedge-related basis adjustments, with $1.6 billion of current portion of long-term debt and $11.7 billion of long-term debt that represents the fair value of foreign-currency denominated debt in accordance with SFAS 159 at December 31, 2008.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs. 2008 also includes the amortization of hedge-related basis adjustments.

For 2008, we recognized fair value gains of $406 million on our foreign-currency denominated debt, of which $710 million are gains related to our net foreign-currency translation. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information regarding our adoption of SFAS 159.

Short-Term Debt

As indicated in Table 8.2, a majority of short-term debt (excluding current portion of long-term debt) consisted of Reference Bills® securities and discount notes, paying only principal at maturity. Reference Bills® securities, discount notes and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less are classified as short-term debt securities. Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who arranged the transactions. Federal funds purchased are unsecuritized borrowings from commercial banks that are members of the Federal Reserve System. At both December 31, 2008 and 2007, the balance of federal funds purchased and securities sold under agreements to repurchase was $—.

223	Freddie Mac

Table 8.2 provides additional information related to our short-term debt.

Table 8.2 — Short-Term Debt

	December 31,
	2008			2007
		Balance,	Effective		Balance,	Effective
	Par Value	Net(1)	Rate(2)	Par Value(3)	Net(1)	Rate(2)
	(dollars in millions)

Reference Bills® securities and discount notes	$311,227	$310,026	1.67%	$198,323	$196,426	4.52%
Medium-term notes	19,675	19,676	2.61	1,175	1,175	4.36

Short-term debt securities	330,902	329,702	1.73	199,498	197,601	4.52
Current portion of long-term debt	105,420	105,412	3.46	98,432	98,320	4.44

Short-term debt	$436,322	$435,114	2.15	$297,930	$295,921	4.49

(1)	Represents par value, net of associated discounts, premiums and foreign-currency-related basis adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs. For 2008, the current portion of long-term debt includes the amortization of hedge-related basis adjustments.
(3)	Certain prior period amounts have been revised to conform to the current year presentation.

Long-Term Debt

Table 8.3 summarizes our long-term debt.

Table 8.3 — Long-Term Debt

		December 31,
		2008			2007
	Contractual		Balance,	Interest		Balance,	Interest
	Maturity(1)	Par Value	Net(2)	Rates	Par Value(3)	Net(2)	Rates
		(dollars in millions)

Long-term debt:
Senior debt:(4)
Fixed-rate:
Medium-term notes — callable(5)	2010 – 2038	$158,228	$158,018	1.61% – 6.85%	$169,588	$169,519	3.00% – 7.50%
Medium-term notes — non-callable	2010 – 2028	7,285	7,527	1.00% – 13.25%	7,122	7,399	1.00% – 14.32%
U.S. dollar Reference Notes® securities — non-callable	2010 – 2032	197,781	197,609	2.38% – 7.00%	202,139	201,745	3.38% – 7.00%
€Reference Notes® securities — non-callable	2010 – 2014	11,295	11,740	4.38% – 5.75%	13,914	9,649	3.75% – 5.75%
Variable-rate:
Medium-term notes — callable(6)	2010 – 2030	11,169	11,170	Various	22,913	22,909	Various
Medium-term notes — non-callable	2010 – 2026	2,495	2,520	Various	2,653	2,688	Various
Zero-coupon:
Medium-term notes — callable(7)	2024 – 2038	25,492	5,136	—%	45,725	9,544	—%
Medium-term notes — non-callable(8)	2010 – 2039	15,425	9,415	—%	14,493	9,556	—%
Foreign-currency-related and hedging-related basis adjustments		N/A	267		N/A	5,138

Total senior debt		429,170	403,402		478,547	438,147
Subordinated debt:
Fixed-rate(9)	2011 – 2018	4,452	4,394	5.00% – 8.25%	4,452	4,388	5.00% – 8.25%
Zero-coupon(10)	2019	332	111	—%	332	101	—%

Total subordinated debt		4,784	4,505		4,784	4,489

Total long-term debt		$433,954	$407,907		$483,331	$442,636

(1)	Represents contractual maturities at December 31, 2008.
(2)	Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums.
(3)	Certain prior period amounts have been revised to conform to the current year presentation.
(4)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at December 31, 2008 and 2007, respectively.
(5)	Includes callable Estate NotesSM securities and FreddieNotes® securities of $9.4 billion and $14.1 billion at December 31, 2008 and 2007, respectively. These debt instruments represent medium-term notes that permit persons acting on behalf of deceased beneficial owners to require us to repay principal prior to the contractual maturity date.
(6)	Includes callable Estate NotesSM securities and FreddieNotes® securities of $2.0 billion and $6.3 billion at December 31, 2008 and 2007.
(7)	The effective rates for zero-coupon medium-term notes — callable ranged from 6.11% – 7.25% and 5.57% – 7.17% at December 31, 2008 and 2007, respectively.
(8)	The effective rates for zero-coupon medium-term notes — non-callable ranged from 2.49% – 11.18% and 3.46% – 10.68% at December 31, 2008 and 2007, respectively.
(9)	Balance, net includes callable subordinated debt of $— at both December 31, 2008 and 2007.
(10)	The effective rate for zero-coupon subordinated debt, due after one year was 10.51% and 10.20% at December 31, 2008 and 2007, respectively.

A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.

224	Freddie Mac

Table 8.4 summarizes the contractual maturities of long-term debt securities (including current portion of long-term debt) and subordinated borrowings outstanding at December 31, 2008, assuming callable debt is paid at contractual maturity.

Table 8.4 — Long-Term Debt (including current portion of long-term debt)

Contractual
Annual Maturities	Maturity(1)(2)
(in millions)

2009	$105,420
2010	97,965
2011	63,561
2012	38,202
2013	59,904
Thereafter	174,322

Total(1)	539,374
Net discounts, premiums, hedge-related and other basis adjustments(3)	(26,055)

Long-term debt, including current portion of long-term debt	$513,319

(1)	Represents par value of long-term debt securities and subordinated borrowings.
(2)	For debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at December 31, 2008.
(3)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk related to foreign-currency-denominated debt.

Lines of Credit

We opened intraday lines of credit with third-parties to provide additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s revised payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs, including us. At December 31, 2008, we had two secured, uncommitted lines of credit totaling $17 billion. No amounts were drawn on these lines of credit at December 31, 2008. We expect to continue to use these facilities from time to time to satisfy our intraday financing needs; however, since the lines are uncommitted, we may not be able to draw on them if and when needed.

Lending Agreement

On September 18, 2008, we entered into the Lending Agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Lending Agreement require approval from Treasury at the time of request. Treasury is not obligated under the Lending Agreement to make, increase, renew or extend any loan to us. The Lending Agreement does not specify a maximum amount that may be borrowed thereunder, but any loans made to us by Treasury pursuant to the Lending Agreement must be collateralized by Freddie Mac or Fannie Mae mortgage-related securities. As of December 31, 2008, we held approximately $484 billion of fair value in Freddie Mac and Fannie Mae mortgage-related securities available to be pledged as collateral. In addition, as of that date, we held another approximately $39 billion in single-family loans in our mortgage portfolio that could be securitized into Freddie Mac mortgage-related securities and then pledged as collateral under the Lending Agreement. Treasury may assign a reduced value to mortgage-related securities we provide as collateral under the Lending Agreement, which would reduce the amount we are able to borrow from Treasury under the Lending Agreement. Further, unless amended or waived by Treasury, the amount we may borrow under the Lending Agreement is limited by the restriction under the Purchase Agreement on incurring debt in excess of a specified limit.

The Lending Agreement does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily London Interbank Offered Rate, or LIBOR for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the Lending Agreement will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility in significant amounts could have a material adverse impact on our financial results. No amounts were borrowed under this facility as of December 31, 2008.

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

225	Freddie Mac

NOTE 9: STOCKHOLDERS’ EQUITY (DEFICIT)

Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and Treasury Secretary Geithner announced additional changes to be made to the Purchase Agreement on February 18, 2009. Pursuant to the Purchase Agreement, on September 8, 2008 we issued to Treasury one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1 billion), and a warrant for the purchase of our common stock. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the Purchase Agreement. In addition to the issuance of the senior preferred stock and warrant, beginning on March 31, 2010, we are required to pay a quarterly commitment fee to Treasury. This quarterly commitment fee will accrue from January 1, 2010. The fee, in an amount to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s funding commitment as then in effect, will be determined on or before December 31, 2009, and will be reset every five years. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP balance sheet for the applicable fiscal quarter (referred to as the deficiency amount), provided that the aggregate amount funded under the Purchase Agreement may not exceed the maximum amount of Treasury’s commitment. The Purchase Agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement), then FHFA, in its capacity as our Conservator, may request that Treasury provide funds to us in such amount. The Purchase Agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement). Any amounts that we draw under the Purchase Agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the Purchase Agreement.

Issuance of Senior Preferred Stock

Pursuant to the Purchase Agreement described above, we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

Shares of the senior preferred stock have a par value of $1, and have a stated value and initial liquidation preference equal to $1,000 per share. The liquidation preference of the senior preferred stock is subject to adjustment. Dividends that are not paid in cash for any dividend period will accrue and be added to the liquidation preference of the senior preferred stock. In addition, any amounts Treasury pays to us pursuant to its funding commitment under the Purchase Agreement and any quarterly commitment fees that are not paid in cash to Treasury nor waived by Treasury will be added to the liquidation preference of the senior preferred stock. As described below, we may make payments to reduce the liquidation preference of the senior preferred stock in limited circumstances.

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. The initial dividend was paid in cash on December 31, 2008 at the direction of the Conservator for the period from but not including September 8, 2008 through and including December 31, 2008 in the aggregate amount of $172 million. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase

226	Freddie Mac

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

Issuance of Common Stock Warrant

Pursuant to the Purchase Agreement described above, on September 7, 2008, we, through FHFA, in its capacity as Conservator, issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

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

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	Declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	Redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

•	Sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	Terminate the conservatorship (other than in connection with a receivership);

•	Sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio beginning in 2010;

•	Incur indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008 (which Treasury has committed to increase correspondingly to the increase in the limit on our mortgage assets discussed below), calculated based primarily on the carrying value of our indebtedness as reflected on our GAAP consolidated balance sheets;

•	Issue any subordinated debt;

227	Freddie Mac

•	Enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	Engage in transactions with affiliates unless the transaction is (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant, (b) upon arm’s length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

The Purchase Agreement also provides that we may not own mortgage assets in excess of: (a) $850 billion on December 31, 2009 (which Treasury has committed to increase to $900 billion) based on the carrying value of such assets as reflected on our GAAP consolidated balance sheets; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of our mortgage assets as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We are required under the Purchase Agreement to provide annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to Treasury in accordance with the time periods specified in the SEC’s rules. In addition, our designated representative (which, during the conservatorship, is the Conservator) is required to provide quarterly certifications to Treasury concerning compliance with the covenants contained in the Purchase Agreement and the accuracy of the representations made pursuant to the agreement. We also are obligated to provide prompt notice to Treasury of the occurrence of specified events, such as the filing of a lawsuit that would reasonably be expected to have a material adverse effect.

Warrant Covenants

The warrant we issued to Treasury includes, among others, the following covenants: (a) our SEC filings under the Exchange Act will comply in all material respects as to form with the Exchange Act and the rules and regulations thereunder; (b) we may not permit any of our significant subsidiaries to issue capital stock or equity securities, or securities convertible into or exchangeable for such securities, or any stock appreciation rights or other profit participation rights; (c) we may not take any action that will result in an increase in the par value of our common stock; (d) we may not take any action to avoid the observance or performance of the terms of the warrant and we must take all actions necessary or appropriate to protect Treasury’s rights against impairment or dilution; and (e) we must provide Treasury with prior notice of specified actions relating to our common stock, such as setting a record date for a dividend payment granting subscription or purchase rights, authorizing a recapitalization, reclassification, merger or similar transaction, commencing a liquidation of the company or any other action that would trigger an adjustment in the exercise price or number or amount of shares subject to the warrant.

Termination Provisions

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances: (1) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (2) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and (3) the funding by Treasury of the maximum amount committed under the Purchase Agreement. In addition, Treasury may terminate its funding commitment and declare the Purchase Agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the Conservator or otherwise curtails the Conservator’s powers. Treasury may not terminate its funding commitment under the Purchase Agreement solely by reason of our being in conservatorship, receivership or other insolvency proceeding, or due to our financial condition or any adverse change in our financial condition.

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

Third-party Enforcement Rights

In the event of our default on payments with respect to our debt securities or Freddie Mac mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Freddie Mac mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of: (1) the amount necessary to cure the payment defaults on our debt and Freddie Mac mortgage guarantee obligations; and (2) the lesser of: (a) the deficiency amount; and (b) the maximum amount of the commitment less the

228	Freddie Mac

aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.

Preferred Stock

Table 9.1 provides a summary of our senior preferred stock and preferred stock outstanding at December 31, 2008. We have the option to redeem our preferred stock on specified dates, at their redemption price plus dividends accrued through the redemption date. However, without the consent of Treasury, we are restricted from making payments to purchase or redeem preferred stock as well as paying any preferred dividends, other than dividends on the senior preferred stock. In addition, all 24 classes of preferred stock are perpetual and non-cumulative, and carry no significant voting rights or rights to purchase additional Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.

229	Freddie Mac

Table 9.1 — Senior Preferred Stock and Preferred Stock

					Redemption	Total
		Shares	Shares	Total Par	Price per	Outstanding	Redeemable	NYSE
	Issue Date	Authorized	Outstanding	Value	Share	Balance(1)	On or After(2)	Symbol(3)
	(in millions, except redemption price per share)

Senior preferred stock:(4)
10%	September 8, 2008	1.00	1.00	$1.00	$1,000	$1,000	N/A	N/A
10%(5)	November 24, 2008	—	—	—	N/A	13,800	N/A	N/A

Total, senior preferred stock		1.00	1.00	$1.00		$14,800

Preferred stock:
1996 Variable-rate(6)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FRE.prB
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(7)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FRE.prF
1998 Variable-rate(8)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FRE.prG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FRE.prH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(7)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(7)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FRE.prK
1999 Variable-rate(9)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FRE.prL
2001 Variable-rate(10)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FRE.prM
2001 Variable-rate(11)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FRE.prN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FRE.prO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FRE.prP
2001 Variable-rate(12)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FRE.prQ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FRE.prR
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(7)
2006 Variable-rate(13)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FRE.prS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FRE.prT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FRE.prU
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FRE.prV
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FRE.prW
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FRE.prX
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FRE.prY
2007 Fixed-to-floating Rate(14)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FRE.prZ

Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant). In addition, as long as the capital monitoring framework established by FHFA in January 2004 remains in effect, any preferred stock redemption will require prior approval by FHFA. See “NOTE 10: REGULATORY CAPITAL” for more information.
(3)	Preferred stock is listed on the New York Stock Exchange, or NYSE, unless otherwise noted.
(4)	Dividends on the senior preferred stock are cumulative, and the dividend rate is 10% per year. However, if at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends, the dividend rate will be 12% per year.
(5)	Represents an increase in the liquidation preference of our senior preferred stock due to the receipt of funds from Treasury.
(6)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.
(7)	Not listed on any exchange.
(8)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.
(9)	Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury, or CMT, rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.
(10)	Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year CMT rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.
(11)	Dividend rate resets on April 1 every year based on 12-month LIBOR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.
(12)	Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year CMT rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.
(13)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 0.50% but not less than 4.00%.
(14)	Dividend rate is set at an annual fixed rate of 8.375% from December 4, 2007 through December 31, 2012. For the period beginning on or after January 1, 2013, dividend rate resets quarterly and is equal to the higher of (a) the sum of three-month LIBOR plus 4.16% per annum or (b) 7.875% per annum. Optional redemption on December 31, 2012, and on December 31 every five years thereafter.

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2008. During 2007, we completed five offerings of non-cumulative, perpetual preferred stock with aggregate proceeds of $8.6 billion, including $6.0 billion of fixed-to-floating to increase our capital position and $500 million of 6.55% noncumulative, perpetual preferred stock for general corporate purposes. We also issued $500 million of 6.02% and $500 million of 5.66% non-cumulative, perpetual preferred stock and repurchased $1.0 billion (approximately 16.1 million shares) of outstanding common stock, thereby completing our plan announced in March 2007 to replace $1.0 billion of common stock with an equal amount of preferred stock. In addition, we issued $1.1 billion of 5.57% non-cumulative, perpetual preferred stock, consisting of $500 million to complete our plan announced in October 2005 to replace $2.0 billion of common stock with an equal amount of preferred stock and $600 million to replace higher-cost preferred stock that we redeemed.

230	Freddie Mac

In accordance with FHFA’s capital monitoring framework, we obtained FHFA’s approval for the preferred stock redemption and common stock repurchase activities described above.

Dividends Declared During 2008

On March 7, 2008 and June 6, 2008, our Board of Directors declared a quarterly dividend on our common stock of $0.25 per share and dividends on our preferred stock consistent with the contractual rates and terms shown in Table 9.1. No common dividends were declared in the last six months of 2008. On December 31, 2008, we paid dividends of $172 million in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of preferred stock outstanding during the last six months of 2008.

Exchange Listing of Common Stock and Preferred Stock

On November 17, 2008, we received a notice from the NYSE that we had failed to satisfy one of the NYSE’s standards for continued listing of our common stock. Specifically, the NYSE advised us that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock over a consecutive 30 trading-day period was less than $1 per share. As a result, the NYSE informed us that we were not in compliance with the NYSE’s continued listing criteria under Section 802.01C of the NYSE Listed Company Manual. As of March 2, 2009, our common stock continued to trade on the NYSE, while our average share price for the 30 consecutive days ended March 2, 2009 continued to be less than $1 per share.

On December 2, 2008, we advised the NYSE of our intent to cure this deficiency by May 18, 2009, and that we may undertake a reverse stock split in order to do so. On February 26, 2009, the NYSE submitted a rule change to the SEC (which the SEC has designated effective as of that date) suspending the application of its minimum price listing standard until June 30, 2009. Under this rule change, we can return to compliance with the minimum price standard during the suspension period if at the end of any calendar month during the suspension our common stock has a closing price of at least $1 on the last trading day of such month and a $1 average share price based on the 30 trading days preceding the end of such month. If we do not regain compliance during the suspension period, the six-month compliance period that began on November 17, 2008 will recommence and we will have the remaining balance of that period to meet the standard.

If we fail to cure this deficiency when the minimum price standard recommences, the NYSE rules provide that the NYSE will initiate suspension and delisting procedures. The delisting of our common stock would likely also result in the delisting of our NYSE-listed preferred stock. The delisting of our common stock or NYSE-listed preferred stock would require any trading in these securities to occur in the over-the-counter market and could adversely affect the market prices and liquidity of the markets for these securities. If necessary, we will work with our Conservator to determine the specific action or actions that we may take to cure the deficiency, but there is no assurance any actions we may take will be successful.

NOTE 10: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. Concurrent with this announcement, FHFA classified us as undercapitalized as of June 30, 2008 based on discretionary authority provided by statute. FHFA noted that although our capital calculations as of June 30, 2008 reflected that we met the statutory and FHFA-directed requirements for capital, the continued market downturn in July and August of 2008 raised significant questions about the sufficiency of our capital. Factors cited by FHFA leading to the downgrade in our capital classification and the need for conservatorship included (a) our accelerated safety and soundness weaknesses, especially with regard to our credit risk, earnings outlook and capitalization, (b) continued and substantial deterioration in equity, debt and mortgage-related securities market conditions, (c) our current and projected financial performance, (d) our inability to raise capital or issue debt according to normal practices and prices, (e) our critical importance in supporting the U.S. residential mortgage markets and (f) concerns over the growing proportion of intangible assets as part of our core capital.

FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital. FHFA continues to publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not publish our critical capital, risk-based capital or subordinated debt levels during conservatorship. Additionally, FHFA announced it will engage in rule-making to revise our minimum capital and risk-based capital requirements. Our regulatory capital standards in effect prior to our entry into conservatorship on September 6, 2008 are described below.

Regulatory Capital Standards

The Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or GSE Act, established minimum, critical and risk-based capital standards for us.

231	Freddie Mac

Prior to our entry into conservatorship, those standards determined the amounts of core capital and total capital that we were to maintain to meet regulatory capital requirements. Core capital consisted of the par value of outstanding common stock (common stock issued less common stock held in treasury), the par value of outstanding non-cumulative, perpetual preferred stock, additional paid-in capital and retained earnings (accumulated deficit), as determined in accordance with GAAP. Total capital included core capital and general reserves for mortgage and foreclosure losses and any other amounts available to absorb losses that FHFA included by regulation.

Minimum Capital

The minimum capital standard required us to hold an amount of core capital that was generally equal to the sum of 2.50% of aggregate on-balance sheet assets and approximately 0.45% of the sum of our PCs and Structured Securities outstanding and other aggregate off-balance sheet obligations. As discussed below, in 2004 FHFA implemented a framework for monitoring our capital adequacy, which included a mandatory target capital surplus over the minimum capital requirement.

Critical Capital

The critical capital standard required us to hold an amount of core capital that was generally equal to the sum of 1.25% of aggregate on-balance sheet assets and approximately 0.25% of the sum of our PCs and Structured Securities outstanding and other aggregate off-balance sheet obligations.

Risk-Based Capital

The risk-based capital standard required the application of a stress test to determine the amount of total capital that we were to hold to absorb projected losses resulting from adverse interest-rate and credit-risk conditions specified by the GSE Act prior to enactment of the Reform Act and added 30% additional capital to provide for management and operations risk. The adverse interest-rate conditions prescribed by the GSE Act included an “up-rate scenario” in which 10-year Treasury yields rise by as much as 75% and a “down-rate scenario” in which they fall by as much as 50%. The credit risk component of the stress tests simulated the performance of our mortgage portfolio based on loss rates for a benchmark region. The criteria for the benchmark region were intended to capture the credit-loss experience of the region that experienced the highest historical rates of default and severity of mortgage losses for two consecutive origination years.

Classification

Prior to FHFA’s suspension of our capital classifications in October 2008, FHFA assessed our capital adequacy not less than quarterly.

To be classified as “adequately capitalized,” we must meet both the risk-based and minimum capital standards. If we fail to meet the risk-based capital standard, we cannot be classified higher than “undercapitalized.” If we fail to meet the minimum capital requirement but exceed the critical capital requirement, we cannot be classified higher than “significantly undercapitalized.” If we fail to meet the critical capital standard, we must be classified as “critically undercapitalized.” In addition, FHFA has discretion to reduce our capital classification by one level if FHFA determines in writing that (i) we are engaged in conduct that could result in a rapid depletion of core or total capital, the value of collateral pledged as security has decreased significantly, or the value of the property subject to mortgages held or securitized by us has decreased significantly, (ii) we are in an unsafe or unsound condition or (iii) we are engaging in unsafe or unsound practices.

If we were classified as adequately capitalized, we generally could pay a dividend on our common or preferred stock or make other capital distributions (which includes common stock repurchases and preferred stock redemptions) without prior FHFA approval so long as the payment would not decrease total capital to an amount less than our risk-based capital requirement and would not decrease our core capital to an amount less than our minimum capital requirement. However, because we are currently subject to the regulatory capital monitoring framework described below, we are required to obtain FHFA’s prior approval of certain capital transactions, including common stock repurchases, redemption of any preferred stock or payment of dividends on preferred stock above stated contractual rates.

If we were classified as undercapitalized, we would be prohibited from making a capital distribution that would reduce our core capital to an amount less than our minimum capital requirement. We also would be required to submit a capital restoration plan for FHFA approval, which could adversely affect our ability to make capital distributions.

If we were classified as significantly undercapitalized, we would be prohibited from making any capital distribution that would reduce our core capital to less than the critical capital level. We would otherwise be able to make a capital distribution only if FHFA determined that the distribution would: (a) enhance our ability to meet the risk-based capital standard and the minimum capital standard promptly; (b) contribute to our long-term financial safety and soundness; or (c) otherwise be in the public interest. Also under this classification, FHFA could take action to limit our growth, require us to acquire new capital or restrict us from activities that create excessive risk. We also would be required to submit a capital restoration plan for FHFA approval, which could adversely affect our ability to make capital distributions.

232	Freddie Mac

If we were classified as critically undercapitalized, FHFA would have the authority to appoint a conservator or receiver for us.

In addition, without regard for our capital classification, under the Reform Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition. Also without regard to our capital classification, under Freddie Mac’s charter, we must obtain prior written approval of FHFA to make any capital distribution that would decrease total capital to an amount less than the risk-based capital level or that would decrease core capital to an amount less than the minimum capital level.

Performance Against Regulatory Capital Standards

Table 10.1 summarizes our minimum capital requirements and surpluses (deficits), as well as our stockholders’ equity (deficit) position and net worth.

Table 10.1 — Stockholders’ Equity (Deficit), Net Worth and Capital

	December 31, 2008	December 31, 2007
	(in millions)

GAAP stockholders’ equity (deficit)(1)	$(30,731)	$26,724
GAAP net worth(1)	$(30,637)	$26,900

Core capital(2)(3)	$(13,174)	$37,867
Less: Minimum capital requirement(2)	28,200	26,473

Minimum capital surplus (deficit)(2)	$(41,374)	$11,394

(1)	Net worth represents the difference between our assets and liabilities under GAAP. Net worth is substantially the same as stockholders’ equity (deficit); however, net worth also includes the minority interests that third parties own in our consolidated subsidiaries, which totaled $94 million and $176 million at December 31, 2008 and December 31, 2007, respectively.
(2)	Core capital and minimum capital figures for December 31, 2008 represent Freddie Mac estimates. FHFA is the authoritative source for our regulatory capital.
(3)	The liquidation preference of the senior preferred stock is not included in core capital as of December 31, 2008, because the senior preferred does not meet the statutory definition of core capital given the cumulative dividends. The $1 billion decrease to additional-paid-in capital to record the initial senior preferred stock issued to Treasury is reflected as a reduction to core capital as of December 31, 2008.

Following our entry into conservatorship, FHFA directed us to focus our risk and capital management on, among other things, maintaining a positive balance of GAAP stockholders’ equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets.

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are less than our obligations for a period of 60 days. FHFA has notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination. At December 31, 2008 our liabilities exceeded our assets under GAAP by $30.6 billion while our stockholders’ equity (deficit) totaled $(30.7) billion. As such, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. On November 24, 2008, we received $13.8 billion from Treasury under the Purchase Agreement. The Director of FHFA has submitted a draw request to Treasury under the Purchase Agreement in the amount of $30.8 billion, which we expect to receive in March 2009. As a result of these draws, the liquidation preference on the senior preferred stock will increase from $1.0 billion as of September 8, 2008 to $45.6 billion and the remaining funding available under Treasury’s announced commitment will decrease to approximately $155.4 billion. We paid our first quarterly dividend of $172 million on the senior preferred stock on December 31, 2008 at the direction of the Conservator.

Subordinated Debt Commitment

In October 2000, we announced our voluntary adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA that updated those commitments and set forth a process for implementing them. Under the terms of this agreement, we committed to issue qualifying subordinated debt for public secondary market trading and rated by no fewer than two nationally recognized statistical rating organizations in a quantity such that the sum of total capital plus the outstanding balance of qualifying subordinated debt will equal or exceed the sum of 0.45% of our PCs and Structured Securities outstanding and 4% of our on-balance sheet assets at the end of each quarter. Qualifying subordinated debt is defined as subordinated debt that contains a deferral of interest payments for up to five years if our core capital falls below 125% of our critical capital requirement or

233	Freddie Mac

our core capital falls below our minimum capital requirement and pursuant to our request, the Secretary of the Treasury exercises discretionary authority to purchase our obligations under Section 306(c) of our charter. Qualifying subordinated debt will be discounted for the purposes of this commitment as it approaches maturity with one-fifth of the outstanding amount excluded each year during the instrument’s last five years before maturity. When the remaining maturity is less than one year, the instrument is entirely excluded. FHFA, as Conservator of Freddie Mac, has suspended the requirements in the September 2005 agreement with respect to issuance, maintenance and reporting and disclosure of Freddie Mac subordinated debt during the term of conservatorship and thereafter until directed otherwise.

Regulatory Capital Monitoring Framework

In a letter dated January 28, 2004, FHFA created a framework for monitoring our capital. The letter directed that we maintain a 30% mandatory target capital surplus over our minimum capital requirement, subject to certain conditions and variations; that we submit weekly reports concerning our capital levels; and that we obtain prior approval of certain capital transactions. The mandatory target capital surplus was subsequently reduced to 20%.

FHFA, as Conservator of Freddie Mac, has announced that the mandatory target capital surplus will not be binding during the term of conservatorship.

NOTE 11: STOCK-BASED COMPENSATION

Following the implementation of the conservatorship, we have suspended the operation of our ESPP, and are no longer making grants under our 2004 Stock Compensation Plan, or 2004 Employee Plan, or our 1995 Directors’ Stock Compensation Plan, as amended and restated, or Directors’ Plan. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. Prior to the implementation of the conservatorship, we made grants under three stock-based compensation plans: (a) the ESPP; (b) the 2004 Employee Plan; and (c) the Directors’ Plan. Prior to the stockholder approval of the 2004 Employee Plan, employee stock-based compensation was awarded in accordance with the terms of the 1995 Stock Compensation Plan, or 1995 Employee Plan. Although grants are no longer made under the 1995 Employee Plan, we currently have awards outstanding under this plan. We collectively refer to the 2004 Employee Plan and 1995 Employee Plan as the Employee Plans.

Common stock delivered under these plans may consist of authorized but previously unissued shares, treasury stock or shares acquired in market transactions on behalf of the participants. During 2008, we granted restricted stock units as stock-based awards. Such awards, discussed below, are generally forfeitable for at least one year after the grant date, with vesting provisions contingent upon service requirements.

Stock Options

Stock options allow for the purchase of our common stock at an exercise price equal to the fair market value of our common stock on the grant date. During 2006, the 2004 Employee Plan was amended to change the definition of fair market value to the closing sales price of a share of common stock from the average of the high and low sales prices, effective for all grants after December 6, 2006. Options generally may be exercised for a period of 10 years from the grant date, subject to a vesting schedule commencing on the grant date.

Stock options that we previously granted included dividend equivalent rights. Depending on the terms of the grant, the dividend equivalents may be paid when and as dividends on our common stock are declared. Alternatively, dividend equivalents may be paid upon exercise or expiration of the stock option. Subsequent to November 30, 2005, dividend equivalent rights were no longer granted in connection with awards of stock options to grantees to address Internal Revenue Code Section 409A.

Restricted Stock Units

A restricted stock unit entitles the grantee to receive one share of common stock at a specified future date. Restricted stock units do not have voting rights, but do have dividend equivalent rights, which are (a) paid to restricted stock unit holders who are employees as and when dividends on common stock are declared or (b) accrued as additional restricted stock units for non-employee members of our Board of Directors.

Restricted Stock

Restricted stock entitles participants to all the rights of a stockholder, including dividends, except that the shares awarded are subject to a risk of forfeiture and may not be disposed of by the participant until the end of the restriction period established at the time of grant.

Stock-Based Compensation Plans

The following is a description of each of our stock-based compensation plans under which grants were made prior to our entry into conservatorship on September 6, 2008. After such date, we suspended operation of our ESPP and will no longer make grants under the Employee Plans or Director’s Plan.

234	Freddie Mac

ESPP

Our ESPP is qualified under Internal Revenue Code Section 423. Prior to conservatorship, under the ESPP, substantially all full-time and part-time employees that chose to participate in the ESPP had the option to purchase shares of common stock at specified dates, with an annual maximum market value of $20,000 per employee as determined on the grant date. The purchase price was equal to 85% of the lower of the average price (average of the daily high and low prices) of the stock on the grant date or the average price of the stock on the purchase (exercise) date.

At December 31, 2008, the maximum number of shares of common stock authorized for grant to employees totaled 6.8 million shares, of which approximately 1.0 million shares had been issued and approximately 5.8 million shares remained available for grant. At December 31, 2008, no options to purchase stock were exercisable under the ESPP.

2004 Employee Plan

Prior to conservatorship, under the 2004 Employee Plan, we granted employees stock-based awards, including stock options, restricted stock units and restricted stock. In addition, we have the right to impose performance conditions with respect to these awards. Employees may have also been granted stock appreciation rights; however, at December 31, 2008, no stock appreciation rights had been granted under the 2004 Employee Plan. At December 31, 2008, the maximum number of shares of common stock authorized for grant to employees in accordance with the 2004 Employee Plan totaled 29.9 million shares, of which approximately 7.0 million shares had been issued and approximately 22.9 million shares remained available for grant.

Directors’ Plan

Prior to conservatorship, under the Directors’ Plan, we were permitted to grant stock options, restricted stock units and restricted stock to non-employee members of our Board of Directors. At December 31, 2008, the maximum number of shares of common stock authorized for grant to members of our Board of Directors in accordance with the Directors’ Plan totaled 2.4 million shares, of which approximately 0.9 million shares had been issued and approximately 1.5 million shares remained available for grant.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a description of the accounting treatment for stock-based compensation, including grants under the ESPP, Employee Plans and Directors’ Plan.

Estimates used to determine the assumptions noted in the table below are determined as follows:

(a)	the expected volatility is based on the historical volatility of the stock over a time period equal to the expected life;

(b)	the weighted average volatility is the weighted average of the expected volatility;

(c)	the weighted average expected dividend yield is based on the most recent dividend announcement relative to the grant date and the stock price at the grant date;

(d)	the weighted average expected life is based on historical option exercise experience; and

(e)	the weighted average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.

Changes in the assumptions used to calculate the fair value of stock options could result in materially different fair value estimates. The actual value of stock options will depend on the market value of our common stock when the stock options are exercised.

Table 11.1 summarizes the assumptions used in determining the fair values of options granted under our stock-based compensation plans using a Black-Scholes option-pricing model as well as the weighted average grant-date fair value of options granted and the total intrinsic value of options exercised.

235	Freddie Mac

Table 11.1 — Assumptions and Valuations(1)

	ESPP			Employee Plans and Directors’ Plan
	2008	2007	2006	2008(2)	2007(2)	2006
	(dollars in millions, except share-related amounts)

Assumptions:
Expected volatility	120.1% to 141.3%	11.1% to 45.4%	11.2% to 18.7%	N/A	N/A	27.8% to 28.9%
Weighted average:
Volatility	136.05%	26.22%	15.7%	N/A	N/A	28.7%
Expected dividend yield	8.73%	3.44%	2.98%	N/A	N/A	3.09%
Expected life	3 months	3 months	3 months	N/A	N/A	7.1 years
Risk-free interest rate	1.68%	4.57%	4.82%	N/A	N/A	4.91%
Valuations:
Weighted average grant-date fair value of options granted	$5.81	$11.25	$11.20	N/A	N/A	$16.78
Total intrinsic value of options exercised	$1	$2	$3	N/A	$7	$20

(1)	Following the implementation of the conservatorship, we have suspended the operation of our ESPP and are no longer making grants under the Employee Plans or Directors’ Plan.
(2)	No options were granted under the Employee Plans and Directors’ Plan in 2008 or 2007. No options were exercised under the Employee Plans and Directors’ Plan in 2008.

Table 11.2 provides a summary of activity under the ESPP for the year ended December 31, 2008 and those options to purchase stock that are exercisable at December 31, 2008.

Table 11.2 — ESPP Activity(1)

	Options to		Weighted Average	Aggregate
	Purchase	Weighted Average	Remaining	Intrinsic
	Stock	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2008(2)	82,566	$42.71
Granted(2)	691,857	13.71
Exercised	(289,254)	16.89
Forfeited or expired	(63,055)	16.36
Cancelled(1)	(422,114)	6.94

Outstanding at December 31, 2008	—	—	—	$—

Exercisable at December 31, 2008	—	—	—	$—

(1)	Following the implementation of the conservatorship, we have suspended the operation of our ESPP.
(2)	Weighted average exercise price noted for options to purchase stock granted under the ESPP is calculated based on the average price on the grant date.

Table 11.3 provides a summary of option activity under the Employee Plans and Directors’ Plan for the year ended December 31, 2008, and options exercisable at December 31, 2008.

Table 11.3 — Employee Plans and Directors’ Plan Option Activity(1)

			Weighted Average	Aggregate
	Stock	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2008	5,094,855	$59.17
Granted	—	—
Exercised	—	—
Forfeited or expired	(626,593)	56.71

Outstanding at December 31, 2008	4,468,262	59.51	3.20 years	$—

Exercisable at December 31, 2008	4,289,537	59.40	3.11 years	$—

(1)	Following the implementation of the conservatorship, we are no longer making grants under our Employee Plans and our Directors’ Plan.

During 2008, 2007 and 2006, we did not pay cash to settle share-based liability awards granted under share-based payment arrangements associated with the Employee Plans and the Directors’ Plan.

Table 11.4 provides a summary of activity related to restricted stock units and restricted stock under the Employee Plans and the Directors’ Plan.

Table 11.4 — Employee Plans and Directors’ Plan Restricted Stock Units and Restricted Stock Activity(1)

	Restricted	Weighted Average		Weighted Average
	Stock Units	Grant-Date Fair Value	Restricted Stock	Grant-Date Fair Value

Outstanding at January 1, 2008	2,897,893	$60.96	41,160	$60.75
Granted(2)	5,002,817	19.77	—	—
Lapse of restrictions	(1,038,123)	60.26	—	—
Forfeited	(1,682,286)	32.57	—	—

Outstanding at December 31, 2008	5,180,301	30.00	41,160	60.75

(1)	Following the implementation of the conservatorship, we are no longer making grants under our Employee Plans and our Directors’ Plan.
(2)	During 2008, restricted stock units granted under the Employee Plans and the Directors’ Plan were 4,952,727 and 50,090, respectively.

236	Freddie Mac

The total fair value of restricted stock units vested during 2008, 2007 and 2006 was $22 million, $44 million and $24 million, respectively. No restricted stock vested in 2008 and 2007. The total fair value of restricted stock vested during 2006 was $2 million. We realized a tax benefit of $8 million as a result of tax deductions available to us upon the lapse of restrictions on restricted stock units and restricted stock under the Employee Plans and the Directors’ Plan during 2008.

Table 11.5 provides information on compensation expense related to stock-based compensation plans.

Table 11.5 — Compensation Expense Related to Stock-based Compensation

	Year Ended
	December 31,
	2008	2007	2006
	(in millions)

Stock-based compensation expense recorded on our consolidated statements of stockholders’ equity (deficit)	$74	$81	$60
Other stock-based compensation expense(1)	2	1	3

Total stock-based compensation expense(2)	$76	$82	$63

Tax benefit related to compensation expense recognized on our consolidated statements of operations	$25	$28	$21
Compensation expense capitalized within other assets on our consolidated balance sheets	1	7	5

(1)	For 2008 and 2007, primarily consisted of dividend equivalents paid on stock options and restricted stock units that have been or are expected to be forfeited. Also included expense related to share-based liability awards granted under share-based payment arrangements.
(2)	Component of salaries and employee benefits expense as recorded on our consolidated statements of operations.

As of December 31, 2008, $80 million of compensation expense related to non-vested awards had not yet been recognized in earnings. This amount is expected to be recognized in earnings over the next four years. During 2008 and 2007, the modifications of individual awards, which provided for continued or accelerated vesting, were made to fewer than 120 and 60 employees, respectively, and resulted in a reduction of compensation expense of $3 million and $0.3 million, respectively. During 2006, the modification of individual awards, which provided for continued or accelerated vesting, was made to fewer than 20 employees and resulted in incremental compensation expense of $0.1 million.

NOTE 12: DERIVATIVES

We use derivatives to conduct our risk management activities. We principally use the following types of derivatives:

•	LIBOR- and the Euro Interbank Offered Rate, or Euribor-, based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

Our derivative portfolio also includes certain forward purchase and sale commitments and other contractual agreements, including credit derivatives and swap guarantee derivatives in which we guarantee the sponsor’s or the borrower’s performance as a counterparty on certain interest-rate swaps.

In the periods presented prior to 2008, we only elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities, for which we discontinued hedge accounting in December 2008. In the first quarter of 2008, we began designating certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt consistent with our risk management goals. We expanded this hedge accounting strategy in 2008 in an effort to reduce volatility in our consolidated statements of operations. For a derivative accounted for as a cash flow hedge, changes in fair value were reported in AOCI, net of taxes, on our consolidated balance sheets to the extent the hedge is effective. The ineffective portion of changes in fair value is reported as other income on our consolidated statements of operations. However, in conjunction with our placement in conservatorship on September 6, 2008, we determined that we can no longer assert that the associated forecasted issuances of debt are probable of occurring and as a result, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt. While we can no longer assert that the associated forecasted issuances of debt are probable of occurring, we are also unable to assert that the forecasted issuances of debt are probable of not occurring; therefore the previous deferred amount related to these hedges remain in our AOCI balance. This amount will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of operations. As a result of this discontinued hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in market value from open cash-flow hedges to closed cash-flow hedges on September 6, 2008.

We record changes in the fair value of derivatives not in hedge accounting relationships as derivative gains (losses) on our consolidated statements of operations. Any associated interest received or paid is recognized on an accrual basis and also recorded in derivative gains (losses) on our consolidated statements of operations.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted,

237	Freddie Mac

where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at December 31, 2008 and December 31, 2007 was $4.3 billion and $6.5 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at December 31, 2008 and December 31, 2007 was $5.8 billion and $344 million, respectively.

At December 31, 2008 and December 31, 2007, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

As shown in Table 12.1, the total AOCI, net of taxes, related to cash flow hedge relationships was a loss of $3.7 billion at December 31, 2008, composed of deferred net losses on closed cash flow hedges. In addition, due to our establishment of a valuation allowance for our net deferred tax assets during 2008, net deferred losses of $472 million on our cash flow hedges closed during 2008 were not adjusted for tax effects in our AOCI balance. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

Over the 12 months beginning January 1, 2009, we estimate that approximately $774 million of deferred losses in AOCI, net of taxes, will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily interest payments on forecasted debt issuances, is 25 years. However, over 70% and 90% of the AOCI, net of taxes, balance relating to closed cash flow hedges at December 31, 2008 is linked to forecasted transactions occurring in the next five and ten years, respectively. The occurrence of forecasted transactions may be satisfied by either periodic issuances of short-term debt over the required time period or longer-term debt, such as Reference Notes® securities.

Table 12.1 presents the changes in AOCI, net of taxes, related to derivatives designated as cash flow hedges. Net change in fair value related to cash flow hedging activities, net of tax, represents the net change in the fair value of the derivatives that were designated as cash flow hedges, after the effects of our federal statutory tax rate of 35% for cash flow hedges closed prior to 2008 and a tax rate of 0% for cash flow hedges closed during 2008, to the extent the hedges were effective. Net reclassifications of losses to earnings, net of tax, represents the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. For further information on our net deferred tax assets valuation allowance see “NOTE 14: INCOME TAXES.”

Table 12.1 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Beginning balance(1)	$(4,059)	$(5,032)	$(6,286)
Adjustment to initially apply SFAS 159(2)	4	—	—
Net change in fair value related to cash flow hedging activities, net of tax(3)	(522)	(30)	(8)
Net reclassifications of losses to earnings, net of tax(4)	899	1,003	1,262

Ending balance(1)	$(3,678)	$(4,059)	$(5,032)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Net of tax benefit of $— for the year ended December 31, 2008.
(3)	Net of tax benefit of $25 million, $16 million, and $5 million for years ended December 31, 2008, 2007 and 2006, respectively.
(4)	Net of tax benefit of $476 million, $540 million and $680 million for years ended December 31, 2008, 2007 and 2006, respectively.

Table 12.2 summarizes hedge ineffectiveness recognized related to our hedge accounting categories.

Table 12.2 — Hedge Accounting Categories Information

	Year Ended
	December 31,
	2008	2007	2006
	(in millions)

Fair value hedges
Hedge ineffectiveness recognized in other income — pre-tax(1)	$—	$—	$2
Cash flow hedges
Hedge ineffectiveness recognized in other income — pre-tax(1)	(16)	—	—

(1)	No amounts have been excluded from the assessment of effectiveness.

238	Freddie Mac

NOTE 13: LEGAL CONTINGENCIES

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

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with SFAS 5 we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

Putative Securities Class Action Lawsuits.  Reimer vs. Freddie Mac, Syron, Cook, Piszel and McQuade, or Reimer. and Ohio Public Employees Retirement System vs. Freddie Mac, Syron, et al, or OPERS. Two virtually identical putative securities class action lawsuits were filed against Freddie Mac and certain former officers alleging that the defendants violated federal securities laws by making “false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry.” Reimer was filed on November 21, 2007 in the U.S. District Court for the Southern District of New York and OPERS was filed on January 18, 2008 in the U.S. District Court for the Northern District of Ohio. On March 10, 2008, the Court in Reimer granted the plaintiff’s request to voluntarily dismiss the case, and the case was dismissed. In OPERS, on April 10, 2008, the court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed a motion to dismiss plaintiff’s amended complaint, which purportedly asserted claims on behalf of a class of purchasers of Freddie Mac stock between August 1, 2006 and November 20, 2007. On November 7, 2008, the plaintiff filed a second amended complaint, which removed certain allegations against Richard Syron, Anthony Piszel, and Eugene McQuade, thereby leaving insider-trading allegations against only Patricia Cook. The second amended complaint also extends the damages period, but not the class period, to allow the plaintiff to rely on statements made leading up to and following FHFA’s appointment as Conservator. The complaint seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. The Court subsequently granted FHFA a 90-day stay of the case effective January 4, 2009, with the response to the complaint to be submitted by April 6, 2009. At present, it is not possible for us to predict the probable outcome of the OPERS lawsuit or any potential impact on our business, financial condition, or results of operations.

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook.  Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. On January 20, 2009, FHFA filed a motion to intervene and stay the proceedings. On February 6, 2009, the court granted FHFA’s motion to intervene and stayed the case for 45 days. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition, or results of operations.

Shareholder Demand Letters.  In late 2007 and early 2008, the Board of Directors received three letters from purported shareholders of Freddie Mac, which together contain allegations of corporate mismanagement and breaches of fiduciary duty in connection with the company’s risk management, alleged false and misleading financial disclosures, and the alleged sale of stock based on material non-public information by certain current and former officers and directors of Freddie Mac. One letter demands that the board commence an independent investigation into the alleged conduct, institute legal proceedings to recover damages from the responsible individuals, and implement corporate governance initiatives to ensure that the alleged problems do not recur. The second letter demands that Freddie Mac commence legal proceedings to recover damages from responsible board members, senior officers, Freddie Mac’s outside auditors, and other parties who allegedly aided or abetted the improper conduct. The third letter demands relief similar to that of the second letter, as well as recovery for unjust enrichment. Prior to the Conservatorship, the Board of Directors formed a Special Litigation Committee, or SLC, to investigate the purported shareholders’ allegations, and engaged counsel for that purpose. Pursuant to the conservatorship, FHFA, as the Conservator, has succeeded to the powers of the Board of Directors, including the power to conduct investigations such as the one conducted by the SLC of the prior Board of Directors. FHFA has instructed the counsel engaged by the former SLC to continue the investigation.

239	Freddie Mac

Shareholder Derivative Lawsuits.  A shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on March 10, 2008, in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac and a number of third parties. An amended complaint was filed on August 21, 2008. The complaint, which was filed by Robert Bassman, an individual who had submitted a shareholder demand letter to the Board of Directors in late 2007, alleges breach of fiduciary duty, negligence, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment in connection with various alleged business and risk management failures. It also alleges “insider selling” and false assurances by the company regarding our financial exposure in the subprime financing market, our risk management and our internal controls. The plaintiff seeks unspecified damages, declaratory relief, an accounting, injunctive relief, disgorgement, punitive damages, attorneys’ fees, interest and costs. On November 20, 2008, the court transferred the case to the Eastern District of Virginia. On December 19, 2008, the Eastern District of Virginia consolidated the Bassman litigation with the Louisiana Municipal Police Employees Retirement System, or LMPERS, and Adams Family Trust cases discussed below and stayed the consolidated cases pending further order from the Court. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

A second shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on June 6, 2008 in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac by the Esther Sadowsky Testamentary Trust, which had submitted a shareholder demand letter to the Board of Directors in late 2007. The complaint alleges that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief. Among other things, plaintiff also seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, in its capacity as Conservator, FHFA filed a motion to intervene and substitute for plaintiffs. FHFA also filed a motion to stay all proceedings for a period of 90 days. On December 18, 2008, the Court granted defendants an extension of time, until 45 days after the Court rules on FHFA’s motion to stay, to respond to the complaint. On January 28, 2009, the magistrate judge assigned to the case issued a report recommending that FHFA’s motion to substitute as plaintiff be granted and that the case be stayed for 45 days. Plaintiffs have filed objections to the magistrate judge’s report. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

In addition, on July 24, 2008, The Adams Family Trust and Kevin Tashjian filed a purported derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac, with Freddie Mac named as a nominal defendant in the action. The Adams Family Trust and Kevin Tashjian had previously sent a derivative demand letter to the Board of Directors on March 26, 2008 requesting that it commence legal proceedings against senior management and certain directors to recover damages for their alleged wrongdoing. Similar to the two other shareholder derivative actions described above, this complaint alleges that the defendants breached their fiduciary duties by failing to implement and/or maintain sufficient risk management and other controls; failing to adequately reserve for uncollectible loans and other risks of loss; and making false and misleading statements regarding the company’s exposure to the subprime market, the strength of the company’s risk management and internal controls, and the company’s underwriting standards in response to alleged abuses in the subprime industry. The plaintiffs also allege that certain of the defendants breached their fiduciary duties and unjustly enriched themselves through their sale of stock based on material non-public information. On October 15, 2008, the Court entered an order consolidating the case with the LMPERS case discussed below. On October 24, 2008, a motion was filed to have LMPERS appointed lead plaintiff. On October 31, 2008, in its capacity as Conservator, FHFA filed a motion to intervene. In that capacity, FHFA also filed a motion to stay all proceedings. On December 19, 2008, the Eastern District of Virginia stayed the consolidated Bassman, LMPERS and Adams Family Trust cases pending further order from the Court. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

On August 15, 2008, a fourth purported shareholder derivative lawsuit was filed by LMPERS in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac. The plaintiff alleges that the defendants breached their fiduciary duties and violated federal securities laws in connection with the company’s recent losses, including by unjustly enriching themselves with salaries, bonuses, benefits and other compensation, and through their sale of stock based on material non-public information. The plaintiff seeks unspecified damages, constructive trusts on proceeds associated with insider trading and improper payments made to defendants, restitution and disgorgement, an order requiring reform and improvement of corporate governance, costs and attorneys’ fees. On October 15, 2008, the Court entered an order consolidating the Adams Family Trust case with this case. On December 19, 2008, the Court stayed the consolidated Bassman, LMPERS and Adams Family Trust cases pending further order from the Court. At

240	Freddie Mac

present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Antitrust Lawsuits.  Beginning in January 2005, a number of class actions were filed by mortgage borrowers against Freddie Mac and Fannie Mae. These actions were consolidated for all purposes in the U.S. District Court for the District of Columbia and on August 5, 2005, a Consolidated Class Action Complaint was filed alleging that both companies conspired to establish and maintain artificially high management and guarantee fees. The complaint covers the period January 1, 2001 to the present and asserts a variety of claims under federal and state antitrust laws, as well as claims under consumer-protection and similar state laws. The plaintiffs seek injunctive relief, unspecified damages (including treble damages with respect to the antitrust claims and punitive damages with respect to some of the state claims) and other forms of relief. The defendants filed a joint motion to dismiss the action in October 2005. On October 29, 2008, the Court entered an Order granting in part and denying in part our motion to dismiss. On November 13, 2008, the Court issued an order granting FHFA’s motion to intervene in its capacity as Conservator for Freddie Mac and Fannie Mae, granting FHFA’s motion to stay the proceedings for 135 days, and ordering the parties to file a joint status report on April 1, 2009. At present, it is not possible for us to predict the probable outcome of the consolidated lawsuit or any potential impact on our business, financial condition or results of operations.

The New York Attorney General’s Investigation.  In connection with the New York Attorney General’s suit filed against eAppraiseIT and its parent corporation, First American, alleging appraisal fraud in connection with loans originated by Washington Mutual, in November 2007, the New York Attorney General demanded that we either retain an independent examiner to investigate our mortgage purchases from Washington Mutual supported by appraisals conducted by eAppraiseIT, or immediately cease and desist from purchasing or securitizing Washington Mutual loans and any loans supported by eAppraiseIT appraisals. We also received a subpoena from the New York Attorney General’s office for information regarding appraisals and property valuations as they relate to our mortgage purchases and securitizations from January 1, 2004 to the present. In March 2008, Office of Federal Housing Enterprise Oversight (now FHFA), the New York Attorney General and Freddie Mac reached a settlement in which we agreed to adopt a Home Valuation Protection Code to enhance appraiser independence. In addition, we agreed to provide funding for an Independent Valuation Protection Institute. After affording market participants the opportunity to comment, a revised Code was released on December 23, 2008, which lenders must adopt on or before May 1, 2009.

Government Investigations and Inquiries.  On September 26, 2008, Freddie Mac received a federal grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York. The subpoena sought documents relating to accounting, disclosure and corporate governance matters for the period January 1, 2007 to the present. Subsequently, we were informed that the subpoena was withdrawn, and that an investigation is being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia. On September 26, 2008, Freddie Mac received notice from the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission that it is also conducting an inquiry, and directing the company to preserve documents. On October 21, 2008, the SEC issued to the company a request for documents. The SEC staff is also conducting interviews of company employees. On January 23 and 30, 2009 and February 25, 2009, the SEC issued to Freddie Mac subpoenas for documents pursuant to a formal order of investigation. Freddie Mac is cooperating fully in these matters.

By letter dated October 20, 2008, Freddie Mac received a request from the Committee on Oversight and Government Reform of the House of Representatives for documents to assist the Committee in preparing for a hearing on “the financial collapse of Freddie Mac and [Fannie Mae], their takeover by the federal government, and their role in the ongoing financial crisis.” Freddie Mac cooperated fully with the Committee, and the hearing took place on December 9, 2008.

Indemnification Request.  By letter dated October 17, 2008, Freddie Mac received formal notification of a putative class action securities lawsuit, Mark v. Goldman, Sachs & Co., J.P. Morgan Chase & Co., and Citigroup Global Markets Inc., filed on September 23, 2008, in the U.S. District Court for the Southern District of New York, regarding the company’s November 29, 2007 public offering of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. The plaintiff filed suit against the underwriters claiming that the Offering Circular was materially false in its failure to disclose and properly warn of Freddie Mac’s exposure to “massive mortgage-related losses”; its underwriting and risk-management deficiencies; its undercapitalization; and its imminent insolvency. The underwriters gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Related Third Party Litigation.  On December 15, 2008, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against certain former Freddie Mac officers and others styled Jacoby v. Syron, Cook, Piszel, Banc of America Securities LLC, JP Morgan Chase & Co., and FTN Financial Markets. The complaint, as amended on December 17, 2008, contends that the defendants made material false and misleading statements in

241	Freddie Mac

connection with Freddie Mac’s September 29, 2007 offering of non-cumulative, non-convertible, perpetual fixed-rate preferred stock, and that such statements “grossly overstated Freddie Mac’s capitalization” and “failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting standards and risk management procedures.” The complaint further alleges that Syron, Cook and Piszel made additional false statements following the offering. Freddie Mac is not named as a defendant in this lawsuit.

On January 29, 2009, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York styled Kreysar v. Syron, et al. The complaint alleges that former Freddie Mac officers Syron, Piszel, and Cook and certain underwriters violated federal securities laws by making material false and misleading statements in connection with an offering by Freddie Mac of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock Series Z that commenced on November 29, 2007. The complaint further alleges that Syron, Piszel and Cook made additional false statements following the offering. The complaint names as defendants Syron, Piszel, Cook, Goldman, Sachs & Co., JPMorgan Chase & Co., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, and UBS Securities LLC. Freddie Mac is not named as a defendant in this lawsuit.

Lehman Bankruptcy.  On September 15, 2008, Lehman Brothers Holdings Inc., or Lehman, filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac has numerous relationships with the Lehman Entities which give rise to various claims that Freddie Mac is pursuing against them.

NOTE 14: INCOME TAXES

We are exempt from state and local income taxes. Table 14.1 presents the components of our provision for income taxes for 2008, 2007, and 2006.

Table 14.1 — Provision for Federal Income Taxes

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Current income tax expense (benefit)	$44	$1,060	$966
Deferred income tax expense (benefit)	5,506	(3,943)	(1,011)

Total income tax expense (benefit)(1)	$5,550	$(2,883)	$(45)

(1)	Does not reflect (a) the deferred tax effects of unrealized (gains) losses on available-for-sale securities, net (gains) losses related to the effective portion of derivatives designated in cash flow hedge relationships, and certain changes in our defined benefit plans which are reported as part of AOCI, (b) certain stock-based compensation tax effects reported as part of additional paid-in capital, and (c) the tax effect of cumulative effect of change in accounting principles.

A reconciliation between our federal statutory income tax rate and our effective tax rate for 2008, 2007, and 2006 is presented in Table 14.2.

Table 14.2 — Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)

Statutory corporate tax rate	$(15,599)	35.0%	$(2,092)	35.0%	$799	35.0%
Tax-exempt interest	(266)	0.6	(255)	4.3	(255)	(11.2)
Tax credits	(589)	1.3	(534)	8.9	(461)	(20.2)
Unrecognized tax benefits and related interest/contingency reserves	(167)	0.4	32	(0.5)	(135)	(5.9)
Valuation allowance	22,172	(49.8)	—	—	—	—
Other	(1)	—	(34)	0.5	7	0.3

Effective tax rate	$5,550	(12.5)%	$(2,883)	48.2%	$(45)	(2.0)%

In 2008, our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of a partial valuation allowance against our net deferred tax assets. In 2007 and 2006, our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the benefits of our investments in LIHTC partnerships and tax-exempt housing-related securities. In 2006, we released $174 million of tax reserves primarily as a result of a U.S. Tax Court decision and a separate settlement with the IRS.

The sources and tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the years ended December 31, 2008 and 2007 are presented in Table 14.3.

242	Freddie Mac

Net Deferred Tax Assets

Table 14.3 — Net Deferred Tax Assets

		Adjust for Valuation	Adjusted
	December 31, 2008	Allowance	December 31, 2008	December 31, 2007
	(in millions)

Deferred tax assets:
Deferred fees	$3,027	$(3,027)	$—	$2,210
Basis differences related to derivative instruments	5,969	(5,969)	—	1,586
Credit related items and reserve for loan losses	7,478	(7,478)	—	1,854
Basis differences related to assets held for investment	5,504	(5,504)	—	838
Unrealized (gains) losses related to available-for-sale debt securities	15,351	—	15,351	3,791
LIHTC and Alternative Minimum Tax, or AMT, credit carryforward	526	(526)	—	—
Other items, net	186	(186)	—	25

Total deferred tax assets	38,041	(22,690)	15,351	10,304

Deferred tax liabilities:
Basis differences related to debt	(314)	314	—	—

Total deferred tax (liability)	(314)	314	—	—

Net deferred tax assets	$37,727	$(22,376)	$15,351	$10,304

We use the asset and liability method of accounting for income taxes pursuant to SFAS 109. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary and whether the allowance should be adjusted. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax assets will be realized and whether a valuation allowance is necessary.

Recent events, including those described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments,” fundamentally affect our control, management and operations and are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. In evaluating our need for a valuation allowance, we considered all of the events and evidence discussed above, in addition to: (1) our three-year cumulative loss position; (2) our carryback and carryforward availability; (3) our difficulty in predicting unsettled circumstances; and (4) our intent and ability to hold available-for sale securities.

Based upon a thorough evaluation of available evidence, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income. This determination was as a result of the events and developments that occurred during 2008 related to the conservatorship of the company and our difficulty in forecasting future profit levels on a continuing basis. As a result, in 2008, we recorded a $22.4 billion partial valuation allowance against our net deferred tax assets of $37.7 billion. Of the $22.4 billion partial valuation allowance recorded in 2008, $8.3 billion was recorded in the fourth quarter. After the valuation allowance, we had a deferred tax asset of $15.4 billion representing the tax effect of unrealized losses on our available-for-sale debt securities, which we believe is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered.

As of December 31, 2008, we had tax LIHTC credit carryforwards and AMT credit carryforwards.

In 2008, our income tax liability under the AMT was greater than our regular income tax liability, by $101 million. As a result, we will pay $101 million in additional taxes on our 2008 federal income tax return and will carryforward this tax credit to be applied against regular tax liability in future years.

In addition, we were not able to use the LIHTC tax credits generated in 2008 because we were in an AMT tax position. The amount of unused tax credits of $425 million will carryforward into future years.

As of December 31, 2008, a full valuation allowance was established against these deferred tax assets based on our 2008 deferred tax asset valuation allowance assessment.

243	Freddie Mac

Unrecognized Tax Benefits

Table 14.4 — Unrecognized Tax Benefits

	2008	2007
	(in millions)

Balance at January 1	$637	$677
Changes based on tax positions in prior years	(74)	—
Changes to tax positions that only affect timing	73	(40)

Balance at December 31	$636	$637

At December 31, 2008, we had total unrecognized tax benefits, exclusive of interest, of $636 million. Included in the $636 million are $2 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The unrecognized tax benefits on tax positions prior to 2008 changed by $74 million due to a settlement with the IRS as discussed below. The settlement had a favorable impact on our effective tax rate. The remaining $634 million of unrecognized tax benefits at December 31, 2008 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility.

We continue to recognize interest and penalties, if any, in income tax expense. Total accrued interest receivable, net of tax effect, changed from $55 million at December 31, 2007 to $159 million at December 31, 2008, primarily relating to the settlement with the IRS. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to the settlement; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. Of the $159 million of accrued interest receivable as of December 31, 2008, approximately $145 million of accrued interest payable, net of tax effect, is allocable to unrecognized tax benefits. We have no amount accrued for penalties.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for years 1985 to 2007. Tax years 1985 to 1997 are before the U.S. Tax Court. In June 2008, we reached agreement with the IRS on a settlement regarding the tax treatment of the customer relationship intangible asset recognized upon our transition from non-taxable to taxable status in 1985. As a result of this agreement, we re-measured the tax benefit from this uncertain tax position and recognized $171 million of tax and interest in the second quarter of 2008. This settlement, which was approved by the Joint Committee on Taxation of Congress, resolves the last matter to be decided by the U.S. Tax Court in the current litigation. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided favorably by the Court in 2006, are subject to appeal.

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

Effect of Internal Revenue Code Section 382, or Section 382, and IRS Notice 2008-76 on our Tax Positions

Section 382 of the Internal Revenue Code limits tax deductions for net operating losses or net unrealized built-in losses after there is a substantial change in ownership in a corporation’s stock involving a 50 percentage point increase in ownership by 5% or larger stockholders. Generally, whenever a 5% or greater stockholder increases its stock ownership, which is referred to as a “testing date” under Section 382, a company must look back three years to see if accumulated increases for all 5% or greater stockholders exceed 50 percentage points during this period. It is this “testing date” rule that IRS Notice 2008-76 changes.

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

244	Freddie Mac

registered under the Exchange Act, and we are therefore subject to Section 162(m). We are analyzing the extent to which any payments made to executive officers in 2008 may be subject to the deduction disallowance provisions of Section 162(m).

NOTE 15: EMPLOYEE BENEFITS

Defined Benefit Plans

We maintain a tax-qualified, funded defined benefit pension plan, or Pension Plan, covering substantially all of our employees. Pension Plan benefits are based on an employee’s years of service and highest average compensation, up to legal plan limits, over any consecutive 36 months of employment. Pension Plan assets are held in trust and the investments consist primarily of funds consisting of listed stocks and corporate bonds. In addition to our Pension Plan, we maintain a nonqualified, unfunded defined benefit pension plan for our officers, as part of our Supplemental Executive Retirement Plan, or SERP. The related retirement benefits for our SERP are paid from our general assets. Our qualified and nonqualified defined benefit pension plans are collectively referred to as defined benefit pension plans.

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

Prior to 2008, for financial reporting purposes, we used a September 30 valuation measurement date for all of our defined benefit plans. Effective January 1, 2008, we adopted the measurement date provisions of SFAS 158. In accordance with SFAS 158, we have changed the measurement date of our defined benefit plan assets and obligations from September 30 to our fiscal year-end date of December 31 using the 15-month transition method. Under this approach, we used the measurements determined in our 2007 consolidated financial statements to estimate the effects of the measurement date change. As a result of adoption, we recognized an $8 million decrease in retained earnings (accumulated deficit), after tax, at January 1, 2008 and the impact to AOCI after tax was immaterial. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information regarding the change to our measurement date.

We accrue the estimated cost of retiree benefits as employees render the services necessary to earn their pension and postretirement health benefits. Our pension and postretirement health care costs related to these defined benefit plans for 2008, 2007 and 2006 presented in the following tables were calculated using assumptions as of September 30, 2007, 2006 and 2005, respectively. The funded status of our defined benefit plans for 2008 and 2007 presented in the following tables was calculated using assumptions as of December 31, 2008 and September 30, 2007, respectively.

245	Freddie Mac

Table 15.1 shows the changes in our benefit obligations and fair value of plan assets using December 31, 2008 and September 30, 2007 valuation measurement dates for amounts recognized on our consolidated balance sheets at December 31, 2008 and 2007, respectively.

Table 15.1 — Obligation and Funded Status of our Defined Benefit Plans

			Postretirement
	Pension Benefits		Health Benefits
	2008	2007	2008	2007
	(in millions)

Change in benefit obligation:
Benefit obligation at October 1 (prior year)	$539	$504	$127	$121
Adjustments due to adoption of SFAS 158 measurement date provisions:
Service cost and interest cost(1)	17	—	4	—
Benefits paid(1)	(2)	—	(1)	—
Service cost	35	34	9	9
Interest cost	33	30	8	7
Net actuarial gain	(30)	(21)	(13)	(9)
Benefits paid	(10)	(8)	(1)	(1)
Curtailments	(1)	—	—	—

Benefit obligation at December 31, 2008 and September 30, 2007	581	539	133	127

Change in plan assets:
Fair value of plan assets at October 1 (prior year)	$559	$501
Adjustments due to adoption of SFAS 158 measurement date provision:
Benefits paid(1)	(2)	—
Actual return on plan assets	(119)	65
Employer contributions	18	1
Benefits paid	(10)	(8)

Fair value of plan assets at December 31, 2008 and September 30, 2007	446	559

Funded status at December 31, 2008 and September 30, 2007	$(135)	$20	$(133)	$(127)

Amounts recognized on our consolidated balance sheets at December 31:
Other assets	$—	$77	$—	$—
Other liabilities	(135)	(57)	(133)	(127)
AOCI, net of taxes related to defined benefit plans:(2)
Net actuarial loss (gain)	$174	$37	$(5)	$8
Prior service cost (credit)	1	1	(1)	(2)

Total AOCI, net of taxes	$175	$38	$(6)	$6

(1)	Represent changes in our benefit obligations related to service cost and interest cost as well as benefits paid and changes in our plan assets related to benefits paid from October 1, 2007 to December 31, 2007.
(2)	2008 includes the effect of the establishment of a valuation allowance against our net deferred tax assets.

As reflected in Table 15.1, the fair value of plan assets declined $113 million to $446 million at December 31, 2008. This decline in the fair value of plan assets is primarily attributable to the substantial deterioration in the global securities markets during 2008. See “Plan Assets” for additional information regarding the types of assets in which the Pension Plan invests as well as the investment policies and objectives of our Pension Plan.

The accumulated benefit obligation for all defined benefit pension plans was $464 million and $393 million at December 31, 2008 and September 30, 2007, respectively. The accumulated benefit obligation represents the actuarial present value of future expected benefits attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date.

Table 15.2 provides additional information for our defined benefit pension plans. The aggregate accumulated benefit obligation and fair value of plan assets are disclosed as of December 31, 2008 and September 30, 2007, respectively, with the projected benefit obligation included for illustrative purposes.

Table 15.2 — Additional Information for Defined Benefit Pension Plans

	2008			2007
	Pension			Pension
	Plan	SERP	Total	Plan	SERP	Total
	(in millions)

Projected benefit obligation	$524	$57	$581	$482	$57	$539

Fair value of plan assets	$446	$—	$446	$559	$—	$559
Accumulated benefit obligation	419	45	464	353	40	393

Fair value of plan assets over (under) accumulated benefit obligation	$27	$(45)	$(18)	$206	$(40)	$166

246	Freddie Mac

The measurement of our benefit obligations includes assumptions about the rate of future compensation increases included in Table 15.3.

Table 15.3 — Weighted Average Assumptions Used to Determine Projected and Accumulated Benefit Obligations

	Pension Benefits		Postretirement Health Benefits
	December 31, 2008	September 30, 2007	December 31, 2008	September 30, 2007

Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of future compensation increase	5.10% to 6.50%	5.10% to 6.50%	—	—

Table 15.4 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the years ended December 31, 2008, 2007 and 2006. Net periodic benefit cost is included in salaries and employee benefits on our consolidated statements of operations.

Table 15.4 — Net Periodic Benefit Cost Detail

				Postretirement
	Pension Benefits			Health Benefits
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
	(in millions)

Net periodic benefit cost detail:
Service cost	$35	$34	$31	$9	$9	$9
Interest cost on benefit obligation	33	30	26	8	7	6
Expected return on plan assets	(41)	(37)	(24)	—	—	—
Recognized net (gain) loss	2	4	6	—	1	2
Recognized prior service cost (credit)	—	—	—	(1)	(1)	(1)

Net periodic benefit cost	$29	$31	$39	$16	$16	$16

Table 15.5 presents the changes in AOCI, net of taxes, related to our defined benefit plans recorded to AOCI throughout the year, after the effects of our federal statutory tax rate of 35%. However, we recorded a valuation allowance against our net deferred tax assets of $44 million related to our defined benefit plans in 2008. See “NOTE 14: INCOME TAXES” for further information on our deferred tax assets valuation allowance. The estimated net actuarial loss and prior service cost for our defined benefit plans that will be amortized from AOCI into net periodic benefit cost in 2009 are $14 million and $1 million, respectively. These amounts reflect the impact of the valuation allowance against our net deferred tax assets.

Table 15.5 — AOCI, Net of Taxes, Related to Defined Benefit Plans

	Year Ended
	December 31,
	2008	2007
	(in millions)

Beginning balance	$(44)	$(87)
Amounts recognized in AOCI, net of tax:(1)
Recognized net gain (loss)(2)	(126)	41
Net reclassification adjustments, net of tax:(1)(3)
Recognized net loss (gain)(4)	2	3
Recognized prior service cost (credit)	(1)	(1)

Ending balance(1)	$(169)	$(44)

(1)	2008 includes the effect of the establishment of a valuation allowance against our net deferred tax assets.
(2)	Net of tax expense of $— and $18 million for the year ended December 31, 2008 and 2007, respectively. 2007 also includes the correction of deferred taxes of $5 million related to previously recorded Medicare Part D subsidies from prior years.
(3)	Represent amounts subsequently recognized as adjustments to other comprehensive income as those amounts are recognized as components of net periodic benefit cost.
(4)	Net of tax benefit of $— and $2 million for the year ended December 31, 2008 and 2007, respectively.

Table 15.6 includes the assumptions used in the measurement of our net periodic benefit cost.

Table 15.6 — Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

				Postretirement
	Pension Benefits			Health Benefits
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Rate of future compensation increase	5.10% to 6.50%	5.10% to 6.50%	5.10% to 6.50%	—	—	—
Expected long-term rate of return on plan assets	7.50%	7.50%	7.25%	—	—	—

For the 2008 and 2007 benefit obligations, we determined the discount rate using a yield curve consisting of spot interest rates at half-year increments for each of the next 30 years, developed with pricing and yield information from high-quality bonds. The future benefit plan cash flows were then matched to the appropriate spot rates and discounted back to the measurement date. Finally, a single equivalent discount rate was calculated that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date.

247	Freddie Mac

The expected long-term rate of return on plan assets was estimated using a portfolio return calculator model. The model considered the historical returns and the future expectations of returns for each asset class in our defined benefit plans in conjunction with our target investment allocation to arrive at the expected rate of return.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 2008 are 9% in 2009, gradually declining to an ultimate rate of 5% in 2016 and remaining at that level thereafter.

Table 15.7 sets forth the effect on the accumulated postretirement benefit obligation for health care benefits as of December 31, 2008, and the effect on the service cost and interest cost components of the net periodic postretirement health benefit cost that would result from a 1% increase or decrease in the assumed health care cost trend rate.

Table 15.7 — Selected Data Regarding our Retiree Medical Plan

	1% Increase	1% Decrease
	(in millions)

Effect on the accumulated postretirement benefit obligation for health care benefits	$28	$(22)
Effect on the service and interest cost components of the net periodic postretirement health benefit cost	4	(3)

Plan Assets

Table 15.8 sets forth our Pension Plan asset allocations, based on fair value, at December 31, 2008 and September 30, 2007, and target allocation by asset category.

Table 15.8 — Pension Plan Assets by Category

	Target	Plan Assets at
Asset Category	Allocation	December 31, 2008	September 30, 2007

Equity securities	65.0%	57.6%	66.5%
Debt securities	35.0	42.3	33.4
Other	—	0.1	0.1

Total	100.0%	100.0%	100.0%

The Pension Plan’s retirement investment committee has fiduciary responsibility for establishing and overseeing the investment policies and objectives of our Pension Plan. The Pension Plan’s retirement investment committee reviews the appropriateness of our Pension Plan’s investment strategy on an ongoing basis. In 2008 and 2007, our Pension Plan employed a total return investment approach whereby a diversified blend of equities and fixed income investments was used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan characteristics, such as benefit commitments, demographics and actuarial funding policies. Furthermore, equity investments are diversified across U.S. and non-U.S. listed companies with small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset and liability studies.

Our Pension Plan assets did not include any direct ownership of our securities at December 31, 2008 and September 30, 2007.

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount equal to at least the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. During 2008, we made a contribution to our Pension Plan of approximately $16.5 million. During 2007, we made no contributions to our Pension Plan. We have not yet determined whether a contribution to our Pension Plan is required for 2009.

In addition to the Pension Plan contributions noted above, we paid $2 million during 2008 and $1 million during 2007 in benefits under our SERP. Allocations under our SERP, as well as our Retiree Health Plan, are in the form of benefit payments, as these plans are required to be unfunded.

Table 15.9 sets forth estimated future benefit payments expected to be paid for our defined benefit plans. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2008.

Table 15.9 — Estimated Future Benefit Payments

		Postretirement
	Pension Benefits	Health Benefits
	(in millions)

2009	$15	$2
2010	12	3
2011	14	3
2012	16	4
2013	19	4
Years 2014-2018	139	31

248	Freddie Mac

Defined Contribution Plans

Our Thrift/401(k) Savings Plan, or Savings Plan, is a tax-qualified defined contribution pension plan offered to all eligible employees. Employees are permitted to contribute from 1% to 25% of their eligible compensation to the Savings Plan, subject to limits set by the Internal Revenue Code. We match employees’ contributions up to 6% of their eligible compensation per year, with such matching contributions being made each pay period; the percentage matched depends upon the employee’s length of service. Employee contributions and our matching contributions are immediately vested. We also have discretionary authority to make additional contributions to our Savings Plan that are allocated to each eligible employee, based on the employee’s eligible compensation. Effective January 1, 2007, employees become vested in our discretionary contributions ratably over such employee’s first five years of service, after which time employees are fully vested in their discretionary contribution accounts. In addition to our Savings Plan, we maintain a non-qualified defined contribution plan for our officers, designed to make up for benefits lost due to limitations on eligible compensation imposed by the Internal Revenue Code and to make up for deferrals of eligible compensation under our Executive Deferred Compensation Plan. We incurred costs of $33 million, $36 million and $34 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to these plans. These expenses were included in salaries and employee benefits on our consolidated statements of operations.

Executive Deferred Compensation Plan

Our Executive Deferred Compensation Plan is an unfunded, non-qualified plan that allows officers to elect to defer substantially all or a portion of their corporate-wide annual cash bonus and up to 80% of their annual salary for any number of years specified by the employee. Distributions are paid from our general assets. We record a liability equal to the accumulated deferred salary, cash bonus and accrued interest as set forth in the plan, net of any related distributions made to plan participants. We recognize expense equal to the interest accrued on deferred salary and bonus throughout the year.

On October 8, 2008, we amended the Executive Deferred Compensation Plan to permit participants to make a one-time election by October 31, 2008 to change the timing and form of the distribution of their existing non-equity balances in the Executive Deferred Compensation Plan.

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

Segments

Our business operations include three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Certain activities that are not part of a segment are included in the All Other category. We evaluate our performance and allocate resources based on Segment Earnings, which we describe and present in this note, subject to the conduct of our business under the direction of the Conservator. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments” for further information about the conservatorship. We do not consider our assets by segment when making these evaluations or allocations.

Investments

In this segment, we invest principally in mortgage-related securities and single-family mortgage loans through our mortgage-related investments portfolio. Segment Earnings consists primarily of the returns on these investments, less the related financing costs and administrative expenses. Within this segment, our activities may include the purchase of mortgage loans and mortgage-related securities with less attractive investment returns and with incremental risk in order to achieve our affordable housing goals and subgoals. We maintain a cash and other investments portfolio in this segment to help manage our liquidity. We fund our investment activities, including investing activities in our Multifamily segment, primarily through issuances of short- and long-term debt in the capital markets. Results also include derivative transactions we enter into to help manage interest-rate and other market risks associated with our debt financing and mortgage-related investments portfolio.

249	Freddie Mac

Single-Family Guarantee

In our Single-family guarantee segment, we purchase single-family mortgages originated by our lender customers in the primary mortgage market, primarily through our guarantor swap program. We securitize certain of the mortgages we have purchased and issue mortgage-related securities that can be sold to investors or held by us in our Investments segment. In this segment, we also guarantee the payment of principal and interest on single-family mortgage-related securities, including those held in our mortgage-related investments portfolio, in exchange for management and guarantee fees received over time and other up-front compensation. Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront payments, less the related credit costs (i.e., provision for credit losses) and operating expenses. Also included is the interest earned on assets held in the Investments segment related to single-family guarantee activities, net of allocated funding costs.

Multifamily

In this segment, we primarily purchase multifamily mortgages for our mortgage-related investments portfolio and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. These activities support our mission to supply financing for affordable rental housing. This segment also includes certain equity investments in various limited partnerships that sponsor low- and moderate-income multifamily rental apartments, which benefit from LIHTCs. Also included is the interest earned on assets held in the Investments segment related to multifamily activities, net of allocated funding costs.

All Other

All Other includes corporate-level expenses not allocated to any of our reportable segments, such as costs associated with remediating our internal controls and near-term restructuring costs, costs related to the resolution of certain legal matters and certain income tax items.

Segment Allocations

Results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated ratably using alternative quantifiable measures such as headcount distribution or segment usage if considered semi-direct or on a pre-determined basis if considered indirect. Expenses not allocated to segments consist primarily of costs associated with remediating our internal controls and near-term restructuring costs and are included in the All Other category. Net interest income for each segment includes an allocation related to the interest earned on each segment’s assets and off-balance sheet obligations, net of allocated funding costs (i.e. debt expenses) related to such assets and obligations. These allocations, however, do not include the effects of dividends paid on our senior preferred stock. The tax credits generated by the LIHTC partnerships are allocated to the Multifamily segment. All remaining taxes are calculated based on a 35% federal statutory rate as applied to pre-tax Segment Earnings.

Segment Earnings

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, the need to obtain funding under the Purchase Agreement is based on our GAAP results, as are our regulatory capital requirements (which are suspended during conservatorship). Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair value items which, depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and which, in recent periods, have contributed to our significant GAAP net losses. GAAP net losses will adversely impact our GAAP stockholders’ equity (deficit), as well as our need for funding under the Purchase Agreement, regardless of results reflected in Segment Earnings. Also, our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that the presentation of Segment Earnings highlights the results from ongoing operations and the underlying results of the segments in a manner that is useful to the way we manage and evaluate the performance of our business.

Segment Earnings presents our results on an accrual basis as the cash flows from our segments are earned over time. The objective of Segment Earnings is to present our results in a manner more consistent with our business models. The business model for our investment activity is one where we generally buy and hold our investments in mortgage-related assets for the long term, fund our investments with debt and use derivatives to minimize interest rate risk. The business model for our credit guarantee activity is one where we are a long-term guarantor in the conforming mortgage markets, manage credit risk and generate guarantee and credit fees, net of incurred credit losses. We believe it is meaningful to measure the performance of our investment and guarantee businesses using long-term returns, not short-term value. As a result of these business models, we believe that an accrual-based metric is a meaningful way to present our results as actual cash flows are realized, net of credit losses and impairments. We believe Segment Earnings provides us with a view of our

250	Freddie Mac

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

Investment Activity-Related Adjustments

The most significant risk inherent in our investing activities is interest rate risk, including duration, convexity and volatility. We actively manage these risks through asset selection and structuring, financing asset purchases with a broad range of both callable and non-callable debt and the use of interest rate derivatives, designed to economically hedge a significant portion of our interest rate exposure. Our interest rate derivatives include interest rate swaps, exchange-traded futures and both purchased and written options (including swaptions). GAAP-basis earnings related to investment activities of our Investments segment are subject to significant period-to-period variability, which we believe is not necessarily indicative of the risk management techniques that we employ and the performance of these segments.

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

In preparing Segment Earnings, we make the following adjustments to earnings as determined under GAAP. We believe Segment Earnings enhances the understanding of operating performance for specific periods, as well as trends in results over multiple periods, as this measure is consistent with assessing our performance against our investment objectives and the related risk-management activities.

•	Derivative and foreign currency denominated debt-related adjustments:

•	Fair value adjustments on derivative positions, recorded pursuant to GAAP, are not recognized in Segment Earnings as these positions economically hedge the volatility in fair value of our investment activities and debt financing that are not recognized in GAAP earnings.

•	Payments or receipts to terminate derivative positions are amortized prospectively into Segment Earnings on a straight-line basis over the associated term of the derivative instrument.

•	The accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships is reclassified from derivative gains (losses) into net interest income for Segment Earnings as the interest component of the derivative is used to economically hedge the interest associated with the debt.

•	Payments of up-front premiums (e.g., payments made to third parties related to purchased swaptions) are amortized prospectively on a straight-line basis into Segment Earnings over the contractual life of the instrument. The up-front payments, primarily for option premiums, are amortized to reflect the periodic cost associated with the protection provided by the option contract.

•	Foreign-currency translation gains and losses as well as the unrealized fair value adjustments associated with foreign-currency denominated debt along with the foreign currency derivatives gains and losses are excluded from Segment Earnings because the fair value adjustments on the foreign-currency swaps that we use to manage foreign-currency exposure are also excluded through the fair value adjustment on derivative positions as described above as the foreign currency exposure is economically hedged.

•	Investment sales, debt retirements and fair value-related adjustments:

•	Gains and losses on investment sales and debt retirements that are recognized at the time of the transaction pursuant to GAAP are not immediately recognized in Segment Earnings. Gains and losses on securities sold out of our mortgage-related investments portfolio and cash and other investments portfolio are amortized prospectively into Segment Earnings on a straight-line basis over five years and three years, respectively. Gains and losses on debt retirements are amortized prospectively into Segment Earnings on a straight-line basis over the original terms of the repurchased debt.

•	Trading losses or impairments that reflect expected or realized credit losses are realized immediately pursuant to GAAP and in Segment Earnings since they are not economically hedged. Fair value adjustments to trading securities related to investments that are economically hedged are not included in Segment Earnings. Similarly, non-credit related impairment losses on securities as well as GAAP-basis accretion income that may result from impairment adjustments are not included in Segment Earnings.

251	Freddie Mac

•	Fully taxable-equivalent adjustment:

•	Interest income generated from tax-exempt investments is adjusted in Segment Earnings to reflect its equivalent yield on a fully taxable basis.

We fund our investment assets with debt and derivatives to manage interest rate risk as evidenced by our Portfolio Market Value Sensitivity, or PMVS, and duration gap metrics. As a result, in situations where we record gains and losses on derivatives, securities or debt buybacks, these gains and losses are offset by economic hedges that we do not mark-to-fair-value for GAAP purposes. For example, when we realize a gain on the sale of a security, the debt which is funding the security has an embedded loss that is not recognized under GAAP, but instead over time as we realize the interest expense on the debt. As a result, in Segment Earnings, we defer and amortize the security gain to interest income to match the interest expense on the debt that funded the asset. Because of our risk management strategies, we believe that amortizing gains or losses on economically hedged positions in the same periods as the offsetting gains or losses is a meaningful way to assess performance of our investment activities.

The adjustments we make to present our Segment Earnings are consistent with the financial objectives of our investment activities and related hedging transactions and provide us with a view of expected investment returns and effectiveness of our risk management strategies that we believe is useful in managing and evaluating our investment-related activities. Although we seek to mitigate the interest rate risk inherent in our investment-related activities, our hedging and portfolio management activities do not eliminate risk. We believe that a relevant measure of performance should closely reflect the economic impact of our risk management activities. Thus, we amortize the impact of terminated derivatives, as well as gains and losses on asset sales and debt retirements, into Segment Earnings. Although our interest rate risk and asset/liability management processes ordinarily involve active management of derivatives, asset sales and debt retirements, we believe that Segment Earnings, although it differs significantly from, and should not be used as a substitute for GAAP-basis results, is indicative of the longer-term time horizon inherent in our investment-related activities.

Credit Guarantee Activity-Related Adjustments

Credit guarantee activities consist largely of our guarantee of the payment of principal and interest on mortgages and mortgage-related securities in exchange for management and guarantee and other fees. Over the longer-term, earnings consist almost entirely of the management and guarantee fee revenues, which include management guarantee fees collected throughout the life of the loan and up-front compensation received, trust management fees less related credit costs (i.e., provision for credit losses) and operating expenses. Our measure of Segment Earnings for these activities consists primarily of these elements of revenue and expense. We believe this measure is a relevant indicator of operating performance for specific periods, as well as trends in results over multiple periods because it more closely aligns with how we manage and evaluate the performance of the credit guarantee business.

We purchase mortgages from seller/servicers in order to securitize and issue PCs and Structured Securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of the accounting treatment of these transactions. In addition to the components of earnings noted above, GAAP-basis earnings for these activities include gains or losses upon the execution of such transactions, subsequent fair value adjustments to the guarantee asset and amortization of the guarantee obligation.

Our credit guarantee activities also include the purchase of significantly past due mortgage loans from loan pools that underlie our guarantees. Pursuant to GAAP, at the time of our purchase the loans are recorded at fair value. To the extent the adjustment of a purchased loan to fair value exceeds our own estimate of the losses we will ultimately realize on the loan, as reflected in our loan loss reserve, an additional loss is recorded in our GAAP-basis results.

When we determine Segment Earnings for our credit guarantee-related activities, the adjustments we apply to earnings computed on a GAAP-basis include the following:

•	Amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation are excluded from Segment Earnings. Cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, is amortized into earnings.

•	The initial recognition of gains and losses prior to January 1, 2008 and in connection with the execution of either securitization transactions that qualify as sales or guarantor swap transactions, such as losses on certain credit guarantees, is excluded from Segment Earnings.

•	Fair value adjustments recorded upon the purchase of delinquent loans from pools that underlie our guarantees are excluded from Segment Earnings. However, for Segment Earnings reporting, our GAAP-basis loan loss provision is adjusted to reflect our own estimate of the losses we will ultimately realize on such items.

While both GAAP-basis results and Segment Earnings include a provision for credit losses determined in accordance with SFAS 5, GAAP-basis results also include, as noted above, measures of future cash flows (the guarantee asset) that are recorded at fair value and, therefore, are subject to significant adjustment from period-to-period as market conditions, such as

252	Freddie Mac

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

Table 16.1 reconciles Segment Earnings to GAAP net income (loss).

Table 16.1 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Segment Earnings, net of taxes:
Investments	$(1,175)	$2,028	$2,111
Single-family Guarantee	(9,318)	(256)	1,289
Multifamily	364	398	434
All Other	134	(103)	19

Total Segment Earnings (loss), net of taxes	(9,995)	2,067	3,853

Reconciliation to GAAP net income (loss):
Derivative- and foreign currency denominated debt-related adjustments	(13,219)	(5,667)	(2,371)
Credit guarantee-related adjustments	(3,928)	(3,268)	(201)
Investment sales, debt retirements and fair value-related adjustments	(10,462)	987	231
Fully taxable-equivalent adjustments	(419)	(388)	(388)

Total pre-tax adjustments	(28,028)	(8,336)	(2,729)
Tax-related adjustments(1)	(12,096)	3,175	1,203

Total reconciling items, net of taxes	(40,124)	(5,161)	(1,526)

GAAP net income (loss)	$(50,119)	$(3,094)	$2,327

(1)	2008 includes a non-cash charge related to the establishment of a partial valuation allowance against our net deferred tax assets of approximately $22 billion that is not included in Segment Earnings.

253	Freddie Mac

Table 16.2 presents certain financial information for our reportable segments and All Other.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Year Ended December 31, 2008
										Income
		Management		Other		Provision	REO	Other	LIHTC	Tax
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)
	(in millions)

Investments	$4,079	$—	$—	$(4,304)	$(473)	$—	$—	$(1,111)	$—	$634	$(1,175)
Single-family Guarantee	209	3,729	—	385	(812)	(16,657)	(1,097)	(92)	—	5,017	(9,318)
Multifamily	426	76	(453)	39	(190)	(229)	—	(15)	589	121	364
All Other	—	—	—	2	(30)	—	—	(23)	—	185	134

Total Segment Earnings (loss), net of taxes	4,714	3,805	(453)	(3,878)	(1,505)	(16,886)	(1,097)	(1,241)	589	5,957	(9,995)
Reconciliation to GAAP net income (loss):
Derivative- and foreign currency denominated debt-related adjustments	(58)	—	—	(13,161)	—	—	—	—	—	—	(13,219)
Credit guarantee-related adjustments	73	(633)	—	(1,711)	—	258	—	(1,915)	—	—	(3,928)
Investment sales, debt retirements and fair value-related adjustments	1,184	—	—	(11,646)	—	—	—	—	—	—	(10,462)
Fully taxable-equivalent adjustments	(419)	—	—	—	—	—	—	—	—	—	(419)
Reclassifications(1)	1,302	198	—	(1,696)	—	196	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(12,096)	(12,096)

Total reconciling items, net of taxes	2,082	(435)	—	(28,214)	—	454	—	(1,915)	—	(12,096)	(40,124)

Total per consolidated statement of operations	$6,796	$3,370	$(453)	$(32,092)	$(1,505)	$(16,432)	$(1,097)	$(3,156)	$589	$(6,139)	$(50,119)

	Year Ended December 31, 2007
										Income
		Management		Other		Provision	REO	Other	LIHTC	Tax
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)
	(in millions)

Investments	$3,626	$—	$—	$40	$(515)	$—	$—	$(31)	$—	$(1,092)	$2,028
Single-family Guarantee	703	2,889	—	117	(806)	(3,014)	(205)	(78)	—	138	(256)
Multifamily	426	59	(469)	24	(189)	(38)	(1)	(21)	534	73	398
All Other	(1)	—	—	11	(164)	—	—	(4)	—	55	(103)

Total Segment Earnings (loss), net of taxes	4,754	2,948	(469)	192	(1,674)	(3,052)	(206)	(134)	534	(826)	2,067
Reconciliation to GAAP net income (loss):
Derivative- and foreign currency denominated debt-related adjustments	(1,066)	—	—	(4,601)	—	—	—	—	—	—	(5,667)
Credit guarantee-related adjustments(3)	36	(342)	—	915	—	56	—	(3,933)	—	—	(3,268)
Investment sales, debt retirements and fair value-related adjustments	266	—	—	721	—	—	—	—	—	—	987
Fully taxable-equivalent adjustments	(388)	—	—	—	—	—	—	—	—	—	(388)
Reclassifications(1)(3)	(503)	29	—	332	—	142	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	3,175	3,175

Total reconciling items, net of taxes	(1,655)	(313)	—	(2,633)	—	198	—	(3,933)	—	3,175	(5,161)

Total per consolidated statement of operations	$3,099	$2,635	$(469)	$(2,441)	$(1,674)	$(2,854)	$(206)	$(4,067)	$534	$2,349	$(3,094)

254	Freddie Mac

	Year Ended December 31, 2006
										Income
		Management		Other		Provision	REO	Other	LIHTC	Tax
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)
	(in millions)

Investments	$3,736	$—	$—	$38	$(495)	$—	$—	$(31)	$—	$(1,137)	$2,111
Single-family Guarantee	556	2,541	—	159	(815)	(313)	(61)	(84)	—	(694)	1,289
Multifamily	479	61	(407)	28	(182)	(4)	1	(17)	461	14	434
All Other	(3)	—	—	15	(149)	—	—	(42)	—	198	19

Total Segment Earnings (loss), net of taxes	4,768	2,602	(407)	240	(1,641)	(317)	(60)	(174)	461	(1,619)	3,853
Reconciliation to GAAP net income (loss):
Derivative- and foreign currency denominated debt-related adjustments	(1,215)	—	—	(1,156)	—	—	—	—	—	—	(2,371)
Credit guarantee-related adjustments(3)	2	(172)	—	600	—	7	—	(638)	—	—	(201)
Investment sales, debt retirements and fair value-related adjustments	315	—	—	(84)	—	—	—	—	—	—	231
Fully taxable-equivalent adjustments	(388)	—	—	—	—	—	—	—	—	—	(388)
Reclassifications(1)(3)	(70)	(37)	—	93	—	14	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	1,203	1,203

Total reconciling items, net of taxes	(1,356)	(209)	—	(547)	—	21	—	(638)	—	1,203	(1,526)

Total per consolidated statement of operations	$3,412	$2,393	$(407)	$(307)	$(1,641)	$(296)	$(60)	$(812)	$461	$(416)	$2,327

(1)	Includes the reclassification of: (a) the accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships from other non-interest income (loss) to net interest income within the Investments segment; (b) implied management and guarantee fees from net interest income to other non-interest income (loss) within our Single-family Guarantee and Multifamily segments; (c) net buy-up and buy-down fees from management and guarantee income to net interest income within the Investments segment; (d) interest income foregone on impaired loans from net interest income to provision for credit losses within our Single-family Guarantee segment; and (e) certain hedged interest benefit (cost) amounts related to trust management income from other non-interest income (loss) to net interest income within our Investments segment.
(2)	2008 includes a non-cash charge related to the establishment of a partial valuation allowance against our net deferred tax assets of approximately $22 billion that is not included in Segment Earnings.
(3)	Certain prior period amounts within net interest income and provision for credit losses previously reported as a component of credit guarantee-related adjustments have been reclassified to reclassifications to conform to the current year presentation.

NOTE 17: FAIR VALUE DISCLOSURES

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

As required by SFAS 157, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 17.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at December 31, 2008.

255	Freddie Mac

Table 17.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at December 31, 2008
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities	$—	$344,364	$105,740	$—	$450,104
Non-mortgage-related securities	—	8,794	—	—	8,794

Subtotal available-for-sale, at fair value	—	353,158	105,740	—	458,898
Trading, at fair value
Mortgage-related securities	—	188,161	2,200	—	190,361

Total investments in securities	—	541,319	107,940	—	649,259
Mortgage loans:
Held-for-sale, at fair value	—	—	401	—	401
Derivative assets, net	233	49,567	137	(48,982)	955
Guarantee asset, at fair value	—	—	4,847	—	4,847

Total assets carried at fair value on a recurring basis	$233	$590,886	$113,325	$(48,982)	$655,462

Liabilities:
Debt securities denominated in foreign currencies	$—	$13,378	$—	$—	$13,378
Derivative liabilities, net	1,150	52,577	37	(51,487)	2,277

Total liabilities carried at fair value on a recurring basis	$1,150	$65,955	$37	$(51,487)	$15,655

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable of derivative assets and derivative liabilities was approximately $1.1 billion at December 31, 2008, which was mainly related to interest rate swaps that we have entered into.

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

Our Level 3 items mainly represent non-agency residential mortgage-related securities and our guarantee asset. During 2008, the market for non-agency securities backed by subprime, Alt-A and other and MTA mortgage loans became significantly less liquid, which resulted in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs. Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of discounts for liquidity applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. See “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for more information about the valuation of our guarantee asset.

256	Freddie Mac

Table 17.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 17.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Level 3 at Fair Value For The Year Ended December 31, 2008
	Investments in securities
	Available-for-sale,	Trading,
	at fair value	at fair value	Mortgage loans
	Mortgage-	Mortgage-
	related	related	Held-for-sale,	Guarantee asset,	Net
	securities	securities	at fair value	at fair value(1)	derivatives(2)
	(in millions)

Balance, December 31, 2007	$19,859	$2,710	$—	$9,591	$(216)
Impact of SFAS 159	(443)	443	—	—	—

Balance, January 1, 2008	19,416	3,153	—	9,591	(216)
Total realized and unrealized gains (losses):
Included in earnings(3)(4)(5)	(16,589)	(2,267)	(14)	(5,341)	392
Included in other comprehensive income(3)(4)	(25,020)	—	—	—	3

Total realized and unrealized gains (losses)	(41,609)	(2,267)	(14)	(5,341)	395
Purchases, issuances, sales and settlements, net	(28,232)	1,325	415	597	(79)
Net transfers in and/or out of Level 3(6)	156,165	(11)	—	—	—

Balance, December 31, 2008	$105,740	$2,200	$401	$4,847	$100

Unrealized gains (losses) still held(7)	$(16,660)	$(2,278)	$(14)	$(5,341)	$196

(1)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic mark-to-fair value of our guarantee asset.
(2)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(3)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales are recorded in gains (losses) on investment activity on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in gains (losses) on investment activity on our consolidated statements of operations.
(4)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.
(5)	Changes in fair value of the guarantee asset are recorded in gains (losses) on guarantee asset on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that are still held at December 31, 2008. Included in these amounts are other-than-temporary impairments recorded on available-for-sale securities.

Nonrecurring Fair Value Changes

Certain assets are measured at fair value on our consolidated balance sheets only if certain conditions exist as of the balance sheet date. We consider the fair value measurement related to these assets to be nonrecurring. These assets include single-family held-for-sale mortgage loans, REO net, as well as impaired multifamily held-for-investment mortgage loans. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or the write-down of individual assets to current fair value amounts due to impairments.

Table 17.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	December 31, 2008
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Total Gains (Losses)(1)
	(in millions)

Assets:
Mortgage loans:(2)
Held-for-investment	$—	$—	$72	$72	$(12)
Held-for-sale	—	—	1,022	1,022	(7)
REO, net(3)	—	—	2,029	2,029	(495)

Total assets carried at fair value on a non-recurring basis	$—	$—	$3,123	$3,123	$(514)

(1)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of December 31, 2008.
(2)	Represent carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, which are classified as held-for-investment and have related valuation allowance.
(3)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $2.0 billion, less cost to sell of $169 million (or approximately $1.8 billion) at December 31, 2008.

257	Freddie Mac

Fair Value Election

On January 1, 2008, we adopted SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. We elected the fair value option for certain available-for-sale mortgage-related securities, foreign-currency denominated debt and investments in securities classified as available-for-sale securities and identified as in the scope of EITF 99-20. In addition, we elected the fair value option for multifamily held-for-sale mortgage loans in the third quarter of 2008. For additional information regarding the adoption of SFAS 159, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards.”

Certain Available-For-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale securities held in our mortgage-related investments portfolio to better reflect the natural offset these securities provide to fair value changes recorded on our guarantee asset. We record fair value changes on our guarantee asset through our consolidated statements of operations. However, we historically classified virtually all of our securities as available-for-sale and recorded those fair value changes in AOCI. The securities selected for the fair value option include principal only strips and certain pass-through and Structured Securities that contain positive duration features that provide offset to the negative duration associated with our guarantee asset. We will continually evaluate new security purchases to identify the appropriate security mix to classify as trading to match the changing duration features of our guarantee asset and the securities that provide offset.

For available-for-sale securities identified as within the scope of EITF 99-20, we elected the fair value option to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. Under EITF 99-20 for available-for-sale securities, when an impairment is considered other-than-temporary, the impairment amount is recorded in our consolidated statements of operations and subsequently recognized as interest income as long as the contractual cash flows occur. Any subsequent periodic increases in the value of the security are recognized through AOCI. By electing the fair value option for these instruments, we will reflect valuation changes through our consolidated statements of operations in the period they occur, including increases in value.

For mortgage-related securities and investments in securities that are selected for the fair value option and classified as trading securities subsequently, the change in fair value for the year ended December 31, 2008 was recorded in gains (losses) on investment activity in our consolidated statements of operations. See “NOTE 5: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of operations using effective interest methods. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for additional information about the measurement and recognition of interest income on investments in securities.

Foreign-Currency Denominated Debt with the Fair Value Option Elected

In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. We have historically recorded the fair value changes on these derivatives through our consolidated statements of operations in accordance with SFAS 133. However, the corresponding offsetting change in fair value that occurred in the debt as a result of changes in interest rates was not permitted to be recorded in our consolidated statements of operations unless we pursued hedge accounting. As a result, our consolidated statements of operations reflected only the fair value changes of the derivatives and not the offsetting fair value changes in the debt resulting from changes in interest rates. Therefore, we have elected the fair value option on the debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We currently do not issue foreign-currency denominated debt and use of the fair value option in the future for these types of instruments will be evaluated on a case-by-case basis for any new issuances of this type of debt.

The changes in fair value of foreign-currency denominated debt of $406 million for the year ended December 31, 2008 were recorded in gains (losses) on foreign-currency denominated debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $96 million for the year ended December 31, 2008. The remaining changes in the fair value of $310 million for year ended December 31, 2008 were attributable to changes in the instrument-specific credit risk.

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

The difference between the aggregate fair value and aggregate unpaid principal balance for foreign-currency denominated debt due after one year is $445 million at December 31, 2008. Related interest expense continues to be reported

258	Freddie Mac

as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with the Fair Value Option Elected

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

We recorded $(14) million from the change in fair value in gains (losses) on investment activity in our consolidated statements of operations for the year ended December 31, 2008. The fair value changes that were attributable to changes in the instrument-specific credit risk were $(69) million for the year ended December 31, 2008. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in option-adjusted spread, or OAS, level.

The difference between the aggregate fair value and the aggregate unpaid principal balance for multifamily held-for-sale loans with the fair value option elected was $14 million at December 31, 2008. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” for additional information about the measurement and recognition of interest income on our mortgage loans.

Valuation Methods and Assumptions Subject to Fair Value Hierarchy

We categorize assets and liabilities in the scope of SFAS 157 within the fair value hierarchy based on the valuation process used to derive the fair value and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we look to ranges of third party prices, transaction volumes and discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the fair values are observable in active markets or that the markets are inactive.

We have reviewed FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” for products with inactive markets, and continue to classify these products as Level 3 in the fair-value hierarchy, while still relying on pricing services and dealer quotes. Even though market information is limited due to market inactivity, the sources we use have access to transaction information, bid lists, spread indications, market inquiry information, asset performance, rating agency information and feedback from their clients. We believe leveraging all sources available gives us the most access to market information possible, which we then analyze and evaluate, maximizing the quality of information used to determine our fair values.

Our Level 1 financial instruments consist of exchange-traded derivatives where quoted prices exist for the exact instrument in an active market. Our Level 2 instruments generally consist of high credit quality agency mortgage-related securities, commercial mortgage-backed securities, non-mortgage-related asset-backed securities, interest-rate swaps, option-based derivatives and foreign-currency denominated debt. These instruments are generally valued through one of the following methods: (a) dealer or pricing service values derived by comparison to recent transactions of similar securities and adjusting for differences in prepayment or liquidity characteristics; or (b) modeled through an industry standard modeling technique that relies upon observable inputs such as discount rates and prepayment assumptions.

Our Level 3 assets primarily consist of non-agency residential mortgage-related securities, our guarantee asset and multifamily mortgage loans held-for-sale. While the non-agency mortgage-related securities market has become significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency in 2008, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used to value these instruments generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a description of how we determine the fair value of our guarantee asset, see “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS.”

Mortgage Loans, Held-for-Investment

Mortgage loans, held for investment include impaired multifamily mortgage loans, which are not measured at fair value on an ongoing basis but have been written down to fair value due to impairment. We classify these impaired multifamily mortgage loans as Level 3 in the fair value hierarchy as their valuation includes significant unobservable inputs.

259	Freddie Mac

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale represent single-family and multifamily mortgage loans held in our mortgage-related investments portfolio. For single-family mortgage loans, we determine the fair value of these mortgage loans to calculate lower-of-cost-or-fair-value adjustments for mortgages classified as held-for-sale for GAAP purposes, therefore they are measured at fair value on a non-recurring basis and subject to classification under the fair value hierarchy. Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Thus, these multifamily mortgage loans are measured at fair value on a recurring basis.

We determine the fair value of single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, based on comparisons to actively traded mortgage-related securities with similar characteristics. For single-family mortgage loans, we include adjustments for yield, credit and liquidity differences to calculate the fair value. For single-family mortgage loans, part of the adjustments for yield, credit and liquidity differences represents an implied management and guarantee fee. To accomplish this, the fair value of the single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, includes an adjustment representing the estimated present value of the additional cash flows on the mortgage coupon in excess of the coupon expected on the notional mortgage-related securities. The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other components inherent in our guarantee obligation. The process for estimating the related credit and other guarantee obligation components is described in the “Guarantee Obligation” section below. Since the fair values are derived from observable prices with adjustments that may be significant, they are classified as Level 3 under the fair value hierarchy.

The fair value of multifamily mortgage loans is generally based on market prices obtained from a third-party pricing service provider for similar mortgages, adjusted for differences in contractual terms. However, given the relative illiquidity in the marketplace for these loans, and differences in contractual terms, we classified these loans as Level 3 in the fair value hierarchy.

Investments in Securities

Investments in securities consist of mortgage-related and non-mortgage-related securities. Mortgage-related securities represent pass-throughs and other mortgage-related securities issued by us, Fannie Mae and Ginnie Mae, as well as non-agency mortgage-related securities. They are classified as available-for-sale or trading, and are already reflected at fair value on our GAAP consolidated balance sheets. Effective January 1, 2008, we elected the fair value option for selected mortgage-related securities that were classified as available-for-sale securities and securities identified as in the scope of impairment analysis under EITF 99-20 and classified as available-for-sale securities. In conjunction with our adoption of SFAS 159 we reclassified these securities from available-for-sale securities to trading securities on our GAAP consolidated balance sheets and recorded the changes in fair value during the period for such securities to gains (losses) on investment activities as incurred. For additional information on the election of the fair value option and SFAS 159, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards.”

The fair value of securities with readily available third-party market prices is generally based on market prices obtained from broker/dealers or reliable third-party pricing service providers. Such fair values may be measured by using third-party quotes for similar instruments, adjusted for differences in contractual terms. Generally, these fair values are classified as Level 2 in the fair value hierarchy. For other securities, a market OAS approach based on observable market parameters is used to estimate fair value. OAS for certain securities are estimated by deriving the OAS for the most closely comparable security with an available market price, using proprietary interest-rate and prepayment models. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. Fair values for these securities are then estimated by using the estimated OAS as an input to the interest-rate and prepayment models and estimating the net present value of the projected cash flows. The remaining instruments are priced using other modeling techniques or by using other securities as proxies. These securities may be classified as Level 2 or 3 depending on the significance of the inputs that are not observable. In addition, the fair values of the retained interests in our PCs and Structured Securities reflect that they are considered to be of high credit quality due to our guarantee. Our exposure to credit losses on loans underlying these securities is recorded within our reserve for guarantee losses on Participation Certificates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES — Investments in Securities” for additional information.

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

260	Freddie Mac

services and dealers were reflective of significant unobservable inputs. While we believe these prices to be the best available under the fair value hierarchy, the classification was changed to Level 3 and remains as such at December 31, 2008 as these conditions continue to persist.

Derivative Assets, Net

Derivative assets largely consist of interest-rate swaps, option-based derivatives, futures and forward purchase and sale commitments that we account for as derivatives. The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net unrealized gain position are reported as derivative assets, net. Similarly, derivatives in a net unrealized loss position are reported as derivative liabilities, net.

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

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above.

Certain purchase and sale commitments are also considered to be derivatives and are classified as Level 2 or Level 3 under the fair value hierarchy, depending on the fair value hierarchy classification of the purchased or sold item, whether security or loan. Such valuation methodologies and fair value hierarchy classifications are further discussed in the “Investments in Securities” and the “Mortgage Loans, Held-for-Sale” sections above.

Guarantee Asset, at Fair Value

For a description of how we determine the fair value of our guarantee asset, see “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS.” Since its valuation technique is model based with significant inputs that are not observable, our guarantee asset is classified as Level 3 in the fair value hierarchy.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 17.4 present our estimates of the fair value of our recorded financial assets and liabilities and off-balance sheet financial instruments at December 31, 2008 and December 31, 2007. Our consolidated fair value balance sheets include the estimated fair values of financial instruments recorded on our consolidated balance sheets prepared in accordance with GAAP, as well as off-balance sheet financial instruments that represent our assets or liabilities that are not recorded on our GAAP consolidated balance sheets. These off-balance sheet items predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of FIN 45, (b) certain commitments to purchase mortgage loans and (c) certain credit enhancements on manufactured housing asset-backed securities. The fair value balance sheets

261	Freddie Mac

also include certain assets and liabilities that are not financial instruments (such as property and equipment and real estate owned, which are included in other assets) at their carrying value in accordance with GAAP. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with GAAP fair value guidelines prescribed by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or SFAS 107, and other relevant pronouncements.

During the year ended December 31, 2008, our fair value results were impacted by several changes in our approach for estimating the fair value of certain financial instruments, primarily related to our valuation of our guarantee obligation as a result of the adoption of SFAS 157 on January 1, 2008 and other improvements to our methodology during the year ended December 31, 2008, including adjustments to our guarantee obligation models to better align with observed delinquency trends, slow our expected prepayment speeds on certain higher loan-to-value ratio mortgage loans and change our default expectations for higher risk mortgage loans. These changes resulted in net after-tax changes in the fair value of total net assets of approximately $4.6 billion, $(1.2) billion, $(1.4) billion and $0.3 billion at March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, respectively. For a further discussion of our adoption of SFAS 157 and information concerning our valuation approach related to our guarantee obligation, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” and “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Guarantee Obligation.”

Table 17.4 — Consolidated Fair Value Balance Sheets(1)

	December 31, 2008		December 31, 2007
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$45.3	$45.3	$8.6	$8.6
Federal funds sold and securities purchased under agreements to resell	10.2	10.2	6.6	6.6
Investments in securities
Available-for-sale, at fair value	458.9	458.9	650.8	650.8
Trading, at fair value	190.4	190.4	14.1	14.1

Total investments in securities	649.3	649.3	664.9	664.9
Mortgage loans	107.6	100.7	80.0	76.8
Derivative assets, net	1.0	1.0	0.8	0.8
Guarantee asset(3)	4.8	5.4	9.6	10.4
Other assets	32.8	34.1	23.9	31.8

Total assets	$851.0	$846.0	$794.4	$799.9

Liabilities and minority interests
Total debt, net	$843.0	$870.6	$738.6	$749.3
Guarantee obligation	12.1	59.7	13.7	26.2
Derivative liabilities, net	2.3	2.3	0.6	0.6
Reserve for guarantee losses on Participation Certificates	14.9	—	2.6	—
Other liabilities	9.3	9.0	12.0	11.0
Minority interests in consolidated subsidiaries	0.1	—	0.2	0.2

Total liabilities and minority interests	881.7	941.6	767.7	787.3

Net assets attributable to stockholders
Senior preferred stockholders	14.8	14.8	—	—
Preferred stockholders	14.1	0.1	14.1	12.3
Common stockholders	(59.6)	(110.5)	12.6	0.3

Total net assets	(30.7)	(95.6)	26.7	12.6

Total liabilities, minority interests and net assets	$851.0	$846.0	$794.4	$799.9

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.
(3)	The fair value of our guarantee asset reported exceeds the carrying value primarily because the fair value includes our guarantee asset related to PCs that were issued prior to the implementation of FIN 45 in 2003 and thus are not recognized on our GAAP consolidated balance sheets.

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

262	Freddie Mac

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

Mortgage Loans

Mortgage loans represent single-family and multifamily mortgage loans held in our mortgage-related investments portfolio, however only our population of held-for-investment single-family mortgage loans are not subject to the fair value hierarchy. For GAAP purposes, we must determine the fair value of our single-family mortgage loans to calculate lower-of-cost-or-fair-value adjustments for mortgages classified as held-for-sale. For fair value balance sheet purposes, we use a similar approach when determining the fair value of mortgage loans, including those held-for-investment. The fair value of multifamily mortgage loans is generally based on market prices obtained from a reliable third-party pricing service provider for similar mortgages, adjusted for differences in contractual terms.

Cash and Cash Equivalents

Cash and cash equivalents largely consists of highly liquid investment securities with an original maturity of three months or less used for cash management purposes, as well as cash held at financial institutions and cash collateral posted by our derivative counterparties. Given that these assets are short-term in nature with limited market value volatility, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities purchased under agreements to resell principally consists of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities, federal funds sold and Eurodollar time deposits. Given that these assets are short-term in nature, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value.

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

Our investments in LIHTC partnerships, reported as consolidated entities or equity method investments in the GAAP financial statements, are not within the scope of SFAS 107 disclosure requirements. However, we present the fair value of these investments in other assets on our consolidated fair value balance sheets. For the LIHTC partnerships, the fair value of expected tax benefits is estimated using expected cash flows discounted at our cost of funds.

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

263	Freddie Mac

stockholders, including deferred taxes from our GAAP consolidated balance sheets, and our GAAP consolidated balance sheets equity attributable to common stockholders. To the extent the adjusted deferred taxes are a net asset, this amount is included in other assets. In addition, if our net deferred tax assets on our consolidated fair value balance sheet, calculated as described above, exceeds our net deferred tax assets on our GAAP consolidated balance sheet that has been reduced by a valuation allowance, our net deferred tax assets on our consolidated fair value balance sheet is limited to the amount of our net deferred tax assets on our GAAP consolidated balance sheet. If the adjusted deferred taxes are a net liability, this amount is included in other liabilities.

Total Debt, Net

Total debt, net represent short-term and long-term debt used to finance our assets. On our consolidated GAAP balance sheets, total debt, net, excluding debt securities denominated in foreign currencies, are reported at amortized cost, which is net of deferred items, including premiums, discounts and hedging-related basis adjustments. This item includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/dealers, reliable third-party pricing service providers or direct market observations. We elected the fair value option for debt securities denominated in foreign currencies and reported them at fair value on our GAAP consolidated balance sheets effective January 1, 2008.

Guarantee Obligation

We did not establish a guarantee obligation for GAAP purposes for PCs and Structured Securities that were issued through our guarantor swap program prior to adoption of FIN 45. In addition, after it is initially recorded at fair value the guarantee obligation is not subsequently carried at fair value for GAAP purposes. On our consolidated fair value balance sheets, the guarantee obligation reflects the fair value of our guarantee obligation on all PCs regardless of when they were issued. Additionally, for fair value balance sheet purposes, our guarantee obligation is valued using a model that is calibrated to entry pricing information to estimate the fair value on our seasoned guarantee obligation. Entry pricing information used in our model includes the spot delivery fee and management and guarantee fee used to determine the amount charged to customers for executing our new securitizations. For information concerning our valuation approach and accounting policies related to our guarantees of mortgage assets for GAAP purposes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS.”

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

Net Assets Attributable to Senior Preferred Stockholders

Our senior preferred stock held by Treasury in connection with the Purchase Agreement is recorded at the stated liquidation preference for purposes of the consolidated fair value balance sheets. As the senior preferred stock is restricted as

264	Freddie Mac

to its redemption, we consider the liquidation preference to be the most appropriate measure for purposes of the consolidated fair value balance sheets.

Net Assets Attributable to Preferred Stockholders

To determine the preferred stock fair value, we use a market-based approach incorporating quoted dealer prices.

Net Assets Attributable to Common Stockholders

Net assets attributable to common stockholders is equal to the difference between the fair value of total assets and the sum of total liabilities and minority interests reported on our consolidated fair value balance sheets, less the value of net assets attributable to senior preferred stockholders and the fair value attributable to preferred stockholders.

NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

Table 18.1 summarizes the geographical concentration of mortgages that are held by us or that underlie our issued PCs and Structured Securities, excluding $1.1 billion and $1.3 billion of mortgage-related securities issued by Ginnie Mae that back Structured Securities at December 31, 2008 and 2007, respectively, because these securities do not expose us to meaningful amounts of credit risk. See “NOTE 5: INVESTMENTS IN SECURITIES” and “NOTE 6: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about credit concentrations in other mortgage-related securities that we hold.

Table 18.1 — Concentration of Credit Risk(1)

	December 31,
	2008		2007
	Amount	Percentage	Amount	Percentage
	(dollars in millions)
By Region(2)

West	$504,779	26%	$455,051	25%
Northeast	473,348	25	443,813	24
North Central	357,190	18	353,522	19
Southeast	354,767	18	335,386	19
Southwest	247,541	13	231,951	13

	$1,937,625	100%	$1,819,723	100%

By State

California	$274,260	14%	$243,225	13%
Florida	129,860	7	124,092	7
Texas	99,043	5	91,130	5
New York	98,186	5	90,686	5
Illinois	96,460	5	91,835	5
All others	1,239,816	64	1,178,755	65

	$1,937,625	100%	$1,819,723	100%

(1)	Based on mortgage loans held by us and those underlying our issued PCs and Structured Securities less Structured Securities backed by Ginnie Mae Certificates.
(2)	Region Designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Higher-Risk Single-Family Mortgage Loans

There have been several residential loan products originated in recent years that are designed to offer borrowers greater choices in their payment terms. For example, interest-only mortgages allow the borrower to pay only interest for a fixed period of time before the loan begins to amortize. Option ARM loans permit a variety of repayment options, which include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. In addition to these products, there are also types of residential mortgage loans originated in the market with lower or alternative documentation requirements than full documentation mortgage loans. These reduced documentation mortgages have been categorized in the mortgage industry as Alt-A loans. We have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements that indicate that the loans should be classified as Alt-A.

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. However, there is no universally accepted definition of subprime. We own investments in mortgage-related securities that are backed by subprime and Alt-A mortgage loans. See

265	Freddie Mac

“NOTE 5: INVESTMENTS IN SECURITIES” for further information on these investments. Although we have not categorized single-family mortgage loans purchased or guaranteed as prime or subprime, we recognize that since the U.S. mortgage market has experienced declining home prices and home sales for an extended period, there are mortgage loans with higher LTV ratios that have a higher risk of default. We are required by our charter to have credit enhancement, such as mortgage insurance, on those loans with greater than 80% LTV ratios at the time of our purchase, to help mitigate the risk of loss on the portion of the loan above 80% of the property’s value. We periodically estimate the current LTV ratio of properties we guarantee based on trends in home sale prices. As the estimated current LTV ratios increase, the borrower’s equity in the home decreases. Borrowers with estimated current LTV ratios greater than 80% are more likely to default than those with lower LTV ratios and those with current LTV ratios greater than 100% have negative equity and are much more likely to default than other borrowers (regardless of financial condition). In addition, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The industry has viewed those borrowers with credit scores below 620 based on the FICO scale as having a higher risk of default. Presented below is a summary of the composition of single-family mortgage loans held by us as well as those underlying our financial guarantees with these higher-risk characteristics.

Table 18.2 — Higher-Risk Single-Family Mortgage Loans

	% of Single-Family
	Mortgage Portfolio(1)
	As of December 31,
	2008	2007

Interest-only loans	9%	9%
Option ARM loans	1%	1%
Alt-A loans	10%	11%
Estimated current LTV greater than 100%(2) loans	13%	3%
Lower FICO scores (less than 620)	4%	4%

(1)	Based on unpaid principal balance of the single-family loans held by us and underlying our financial guarantees.
(2)	Based on our first lien exposure on the property and excludes loans purchased during each respective year. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

During 2008, an increasing percentage of our charge-offs and REO acquisition activity was associated with these higher-risk characteristic loans. The percentages in the table above are not exclusive. In other words, loans that are included in the interest-only loan percentage may also be included in the Alt-A characteristic loan percentage. Loans with a combination of these attributes will have an even higher risk of default than those with isolated characteristics.

Mortgage Lenders, or Seller/Servicers

A significant portion of our single-family mortgage purchase volume is generated from several key mortgage lenders with whom we have entered into mortgage purchase volume commitments that provide for a specified dollar amount or minimum level of mortgage volume that these customers will deliver to us. We are exposed to institutional credit risk arising from the insolvency or non-performance by our seller/servicers, including non-performance of their repurchase obligations arising from the representations and warranties made to us for loans that they underwrote and sold to us. Our seller/servicers also have a significant role in servicing single-family loans in our mortgage-related investments portfolio and those underlying our PCs, which includes having an active role in our loss mitigation efforts. During the twelve months ended December 31, 2008, three mortgage lenders, Bank of America, N.A. (including Countrywide Home Loans, Inc. which it purchased on July 1, 2008), Wells Fargo Bank, N.A. (including Wachovia Corporation, the parent of our customers Wachovia Bank, N.A. and Wachovia Mortgage, FSB which Wells Fargo purchased in September 2008) and JPMorgan Chase (including the parent of our customers Chase Home Finance LLC and Washington Mutual Bank, which was acquired by JPMorgan Chase in September 2008), each accounted for 10% or more of our mortgage purchase volume, and collectively accounted for approximately 59% of our total single-family mortgage purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the single-family market. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders. We also have exposure to seller/servicers to the extent we fail to realize the anticipated benefits of our loss mitigation plans, or experience a lower realized rate of seller/servicer repurchases. Either of these conditions could lead to default rates that exceed our current estimates and could cause our losses to be significantly higher than those estimated within our loan loss reserves.

Due to the current challenging market conditions, the financial condition and performance of many of our seller/servicers has deteriorated. Many of these seller/servicers have failed, been acquired, received assistance from the U.S. government, received multiple ratings downgrades or experienced liquidity constraints. In September 2008, Washington Mutual Bank, which accounted for 6% and 7% of our single-family mortgage purchase volume during the years ended December 31, 2008 and 2007, respectively, was closed by the Office of Thrift Supervision. The Federal Deposit Insurance Corporation, or FDIC, was named receiver and all of Washington Mutual’s deposits, assets and certain liabilities of its banking operations were acquired by JPMorgan Chase Bank, N.A. We have agreed to JPMorgan Chase becoming the

266	Freddie Mac

servicer of mortgages previously serviced by Washington Mutual in return for JPMorgan Chase’s agreement to assume Washington Mutual’s recourse obligations to repurchase any of such mortgages that were sold to Freddie Mac with recourse. With respect to mortgages that Washington Mutual sold to Freddie Mac without recourse, JPMorgan Chase has agreed to make a one-time payment to Freddie Mac with respect to obligations of Washington Mutual to repurchase any of such mortgages that are inconsistent with certain representations and warranties made at the time of sale. Chase Home Finance LLC, a subsidiary of JPMorgan Chase, is also a significant seller/servicer and provided 9% of our single-family mortgage purchase volume during the year ended December 31, 2008. In addition, Wachovia Corporation, the parent of our customers Wachovia Bank, N.A. and Wachovia Mortgage, FSB, which together accounted for 2% of our single-family mortgage purchase volume during the year ended December 31, 2008, agreed to be acquired by Wells Fargo & Company in September 2008. Wells Fargo Bank, N.A., a subsidiary of Wells Fargo & Company, is also a significant seller/servicer and provided 20% of our single-family mortgage purchase volume during the year ended December 31, 2008. Given the uncertainty of the current housing market we have entered into arrangements with existing customers at their renewal dates that allow us to change credit and pricing terms faster than in the past. These arrangements, as well as significant customer consolidation discussed above, may increase volatility of mortgage purchase and securitization volume with these customers in the future.

In addition, we are exposed to risk from our mortgage seller/servicers for credit losses realized on mortgages. In order to manage this risk, we rely on primary mortgage insurance, our right to demand repurchase of mortgages that are inconsistent with representations and warranties made by seller/servicers when we purchased the loans, and, to a lesser extent, recourse agreements (under which we may require a lender to repurchase delinquent loans) and indemnification agreements (under which we may require a lender to reimburse us for credit losses on mortgages), as well as pool insurance.

During the twelve months ended December 31, 2008, our top three multifamily lenders, Capmark Finance Inc., Merrill Lynch Capital Services, Inc. and CBRE Melody & Company, each accounted for more than 10% of our mortgage purchase volume, and represented approximately 40% of our multifamily purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the multifamily markets. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans in our mortgage-related investments portfolio as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. At December 31, 2008, these insurers provided coverage, with maximum loss limits of $67 billion, for $342 billion of unpaid principal balance in connection with our single-family mortgage portfolio, excluding mortgage loans backing Structured Transactions. Our top three mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc. (or Radian) and Genworth Mortgage Insurance Corporation (or Genworth), each accounted for more than 10% and collectively represented approximately 65% of our overall mortgage insurance coverage at December 31, 2008. Recently, many mortgage insurers have had financial difficulty and have received several downgrades in their credit rating by nationally recognized statistical rating organizations. Triad Guaranty Insurance Corporation (or Triad), one of our mortgage insurance counterparties, ceased issuing new insurance effective July 15, 2008. All of our remaining mortgage insurance counterparties received credit rating downgrades during 2008 and, except for CMG Mortgage Insurance Co., all are rated below the AA rating category, based on the S&P rating scale. To date, no mortgage insurer has failed to meet its obligations to us.

Bond Insurers

Bond insurance, including primary and secondary policies, is an additional credit enhancement covering non-agency securities held in our mortgage-related investments portfolio or non-mortgage-related investments held in our cash and other investments portfolio. Primary policies are owned by the securitization trust issuing securities we purchase while secondary policies are acquired directly by us. At December 31, 2008, we had coverage, including secondary policies on securities, totaling $16 billion of unpaid principal balance. At December 31, 2008, the top four of our bond insurers, Ambac Assurance Corporation, Financial Guaranty Insurance Company, MBIA Insurance Corp., and Financial Security Assurance Inc., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 90% of our total coverage. Four of our bond insurers have had their credit rating downgraded below investment grade by at least one major rating agency.

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. We recognized significant impairment losses on certain of these securities covered by bond insurance during the second, third and fourth quarters of 2008. If a monoline bond insurer fails to meet its obligations on securities in our mortgage-related investments portfolio, then the fair values of our securities would further decline and result in additional financial losses to us, which could have a material adverse effect on our results and financial condition. To date,

267	Freddie Mac

none of our bond insurers has failed to meet its obligations concerning any of our non-agency securities; however, we recognized significant impairment losses during 2008 as a result of our uncertainty over whether or not certain insurers will meet our future claims. See “NOTE 5: INVESTMENTS IN SECURITIES” for further information on these impairment charges.

Principal and Interest Securitization Trusts

Effective December 2007 we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. We receive trust management income, which represents the fees we earn as master servicer, issuer, trustee and administrator for our PCs and Structured Securities. These fees, which are included in our non-interest income, are derived from interest earned on principal and interest cash flows held in the trust between the time funds are remitted to the trust by servicers and the date of distribution to our PC and Structured Securities holders. The trust management income will be offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We have off-balance sheet exposure to the trust of the same maximum amount that applies to our credit risk of our outstanding guarantees; however, we also have exposure to the trust and its institutional counterparties for any investment losses that are incurred in our role as the securities administrator for the trust. We recognized trust management income (expense) of $(71) million, $18 million and $— million during 2008, 2007 and 2006, respectively, within other income on our consolidated statements of operations.

In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally-recognized statistical rating organization. To the extent there is a loss related to an eligible investment for the trust, we, as the administrator are responsible for making up that shortfall. As of December 31, 2008 and 2007, there were $11.6 billion and $12.5 billion, respectively, of cash and other non-mortgage assets in this trust. As of December 31, 2008, these consisted of: (a) $3.7 billion of cash equivalents invested in seven counterparties that had short-term credit ratings A-1+ on the S&P’s or equivalent scale, (b) $4.9 billion of cash deposited with the Federal Reserve Bank, and (c) $3.0 billion of securities sold under agreements to resell with two counterparties, which had short-term S&P ratings of A-1 or above. During 2008, we recognized $1.1 billion of losses on investment activity associated with our role as securities administrator for this trust on unsecured loans made to Lehman on the trust’s behalf. These short-term loans were due to mature on September 15, 2008, the date Lehman filed for bankruptcy; however, Lehman failed to repay these loans and the accrued interest. See “NOTE 13: LEGAL CONTINGENCIES” for further information on this claim.

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

Derivative Counterparties

Our use of derivatives exposes us to counterparty credit risk, which arises from the possibility that the derivative counterparty will not be able to meet its contractual obligations. Exchange-traded derivatives, such as futures contracts, do not measurably increase our counterparty credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. Over-the-counter, or OTC, derivatives, however, expose us to counterparty credit risk because transactions are executed and settled between us and our counterparty. Our use of OTC interest-rate swaps, option-based derivatives and foreign-currency swaps is subject to rigorous internal credit and legal reviews. Our derivative counterparties carry external credit ratings among the highest available from major rating agencies. All of these counterparties are major financial institutions and are experienced participants in the OTC derivatives market.

Master Netting and Collateral Agreements

We use master netting and collateral agreements to reduce our credit risk exposure to our active OTC derivative counterparties for interest-rate swaps, option-based derivatives and foreign-currency swaps. Master netting agreements provide for the netting of amounts receivable and payable from an individual counterparty, which reduces our exposure to a single counterparty in the event of default. On a daily basis, the market value of each counterparty’s derivatives outstanding is calculated to determine the amount of our net credit exposure, which is equal to derivatives in a net gain position by counterparty after giving consideration to collateral posted. Our collateral agreements require most counterparties to post collateral for the amount of our net exposure to them above the applicable threshold. Bilateral collateral agreements are in place for the majority of our counterparties. Collateral posting thresholds are tied to a counterparty’s credit rating. Derivative exposures and collateral amounts are monitored on a daily basis using both internal pricing models and dealer price quotes.

268	Freddie Mac

Collateral is typically transferred within one business day based on the values of the related derivatives. This time lag in posting collateral can affect our net uncollateralized exposure to derivative counterparties.

Collateral posted by a derivative counterparty is typically in the form of cash, although U.S. Treasury securities, our PCs and Structured Securities or our debt securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or, in the case of non-cash collateral, to sell the collateral and transfer the proceeds to us.

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps, after applying netting agreements and collateral, was $181 million and $264 million at December 31, 2008 and 2007, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on December 31, 2008, our maximum loss for accounting purposes would have been approximately $181 million. Two of our derivative counterparties each accounted for greater than 10% and collectively accounted for 89% of our net uncollateralized exposure, excluding commitments, at December 31, 2008. These counterparties were Credit Suisse First Boston International and Deutsche Bank, A.G., both of which were rated A+ at March 2, 2009.

The total exposure on our OTC forward purchase and sale commitments of $537 million and $465 million at December 31, 2008 and 2007, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 19: MINORITY INTERESTS

The equity and net earnings attributable to the minority stockholder interests in consolidated subsidiaries are reported on our consolidated balance sheets as minority interests in consolidated subsidiaries and on our consolidated statements of operations as minority interests in earnings (loss) of consolidated subsidiaries. The majority of the balances in these accounts relate to our two majority-owned REITs.

In February 1997, we formed two majority-owned REIT subsidiaries funded through the issuance of common stock (99.9% of which is held by us) and a total of $4.0 billion of perpetual, step-down preferred stock issued to outside investors. The dividend rate on the step-down preferred stock was 13.3% from initial issuance through December 2006 (the initial term). Beginning in 2007, the dividend rate on the step-down preferred stock was reduced to 1.0%. Dividends on this preferred stock accrue in arrears. The balance of the two step-down preferred stock issuances as recorded within minority interests in consolidated subsidiaries on our consolidated balance sheets totaled $89 million and $167 million at December 31, 2008 and 2007, respectively. The preferred stock continues to be redeemable by the REITs under certain circumstances described in the preferred stock offering documents as a “tax event redemption.”

On September 19, 2008, the Director of FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the step-down preferred stock of the REITs until FHFA directs otherwise. With regard to dividends on the step- down preferred stock of the REITs held by third parties, there were $3 million of dividends in arrears as of December 31, 2008.

NOTE 20: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. Consequently, in accordance with EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net income (loss) available to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the year ended December 31, 2008 includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since the warrant is unconditionally exercisable by the holder at a minimal cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments” for further information.

Diluted earnings (loss) per common share are computed as net income (loss) available to common stockholders divided by weighted average common shares outstanding — diluted for the period, which considers the effect of dilutive common equivalent shares outstanding. For periods with net income, the effect of dilutive common equivalent shares outstanding includes: (a) the weighted average shares related to stock options (including the Employee Stock Purchase Plan); and (b) the

269	Freddie Mac

weighted average of non-vested restricted shares and non-vested restricted stock units. Such items are excluded from the weighted average common shares outstanding — basic.

Table 20.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Year Ended December 31,
	2008	2007	2006
	(dollars in millions, except
	per share amounts)

Net income (loss)	$(50,119)	$(3,094)	$2,327
Preferred stock dividends and issuance costs on redeemed preferred stock	(675)	(404)	(270)
Amounts allocated to participating security option holders(1)	(1)	(5)	(6)

Net income (loss) available to common stockholders — basic(2)	$(50,795)	$(3,503)	$2,051

Weighted average common shares outstanding — basic(3) (in thousands)	1,468,062	651,881	680,856
Dilutive potential common shares (in thousands)	—	—	1,808

Weighted average common shares outstanding — diluted (in thousands)	1,468,062	651,881	682,664

Basic earnings (loss) per common share	$(34.60)	$(5.37)	$3.01
Diluted earnings (loss) per common share	$(34.60)	$(5.37)	$3.00
Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	10,611	8,580	1,892

(1)	Represents distributed earnings during periods of net losses.
(2)	Includes distributed and undistributed earnings to common stockholders.
(3)	Includes the weighted average number of shares during 2008 that is associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $.00001 per share.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

270	Freddie Mac

QUARTERLY SELECTED FINANCIAL DATA

	2008
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$798	$1,529	$1,844	$2,625	$6,796
Non-interest income (loss)	614	56	(11,403)	(18,442)	(29,175)
Non-interest expense	(1,986)	(3,437)	(7,765)	(9,002)	(22,190)
Income tax (expense) benefit	423	1,031	(7,971)	967	(5,550)

Net income (loss)	$(151)	$(821)	$(25,295)	$(23,852)	$(50,119)

Earnings (loss) per common share:(1)
Basic	$(0.66)	$(1.63)	$(19.44)	$(7.37)	$(34.60)
Diluted	$(0.66)	$(1.63)	$(19.44)	$(7.37)	$(34.60)

	2007
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$771	$793	$761	$774	$3,099
Non-interest income (loss)	(185)	1,414	6	(1,510)	(275)
Non-interest expense	(1,116)	(1,384)	(2,959)	(3,342)	(8,801)
Income tax (expense) benefit	397	(94)	954	1,626	2,883

Net income (loss)	$(133)	$729	$(1,238)	$(2,452)	$(3,094)

Earnings (loss) per common share:(1)
Basic	$(0.35)	$0.97	$(2.07)	$(3.97)	$(5.37)
Diluted	$(0.35)	$0.96	$(2.07)	$(3.97)	$(5.37)

(1)	Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts in this table due to rounding.

271	Freddie Mac

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures. Management, including the company’s Chief Executive Officer and Acting Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. As a result of management’s evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, at a reasonable level of assurance, for the following reasons:

•	our Board of Directors and Audit Committee, which exercise oversight authority with respect to our disclosure controls and procedures, were reconstituted by the Conservator on December 18, 2008, but as of December 31, 2008 had not yet begun to exercise their oversight authority over our financial reporting process;

•	our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws;

•	we have identified a material weakness in the design and documentation of controls over our counterparty credit risk analysis that impacts our significant judgments and estimates for single-family loan loss reserves and other-than-temporary impairments of available-for-sale securities; and

•	we have identified a material weakness in the controls over development of our securities impairment model used in our determination of other-than-temporary impairments of available-for-sale securities.

As described below, we have identified four related material weaknesses in our internal control over financial reporting, which management considers an integral part of our disclosure controls and procedures. Subsequent to December 31, 2008, the Board of Directors and Audit Committee have exercised their oversight responsibilities with respect to the preparation and filing of this annual report on Form 10-K. As a result, as of the date of this filing in March 2009, we have remediated the weakness in our disclosure controls and procedures relating to our lack of Board of Directors and Audit Committee oversight. However, we have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship. We have not implemented remediation activities with respect to the material weakness in either our counterparty credit risk analysis process or our securities impairment model. As a result, we were not able to rely upon the disclosure controls and procedures that were in place as of December 31, 2008.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Acting Chief Financial Officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. It is a process that involves human diligence and compliance and is therefore subject to lapses in judgment and breakdowns resulting from human error. It also can be circumvented by collusion or improper override. Because of its limitations, there is a risk that internal control over financial reporting may not prevent or detect on a timely basis errors or fraud that could cause a material misstatement of the financial statements.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

272	Freddie Mac

Changes to Internal Control Over Financial Reporting During the Quarter Ended December 31, 2008

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 and concluded that the reconstitution of our Board of Directors and Audit Committee and the identification of the two new material weaknesses in 1) our counterparty credit risk analysis processes and 2) our securities impairment model have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weaknesses

As of September 30, 2008, we had two material weaknesses in internal control over financial reporting. During the quarter ended December 31, 2008, we identified two additional material weaknesses. The descriptions of our material weaknesses and our progress as of December 31, 2008 toward their remediation are summarized below. We report progress toward remediation in the following stages:

•	In process — We are in the process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified.

•	Remediation activities implemented — We have designed and implemented the controls that we believe are necessary to remediate the identified internal control deficiencies.

•	Remediated — After a sufficient period of operation of the controls implemented to remediate the control deficiencies, management has evaluated the controls and found them to be operating effectively.

	Remediation	Remediation
	Progress as of	Progress as of
Material Weaknesses	September 30, 2008	December 31, 2008

Board of Directors and Audit Committee
We did not have a functioning Board of Directors and Audit Committee. As a result, we lacked the appropriate governance structure to provide oversight of our financial reporting process.	In process	Remediation activities implemented
Policy Updates
Our disclosure controls and procedures have not provided adequate mechanisms for information known to FHFA that may have financial statement disclosure ramifications to be communicated to management.	In process(1)	In process(1)
Counterparty Credit Risk Analysis
Our counterparty credit risk analysis impacts significant estimates and judgments in our financial reporting affecting single-family loan loss reserves and other-than-temporary impairments of available-for-sale securities. The controls over these processes have not been adequately designed or documented to mitigate the significantly increased risks associated with the processes. While compensating controls mitigated these risks, the risk of a material error in the consolidated financial statements has not been sufficiently reduced.	N/A	In process
Securities Impairment Model
We perform an evaluation on a security-by-security basis to identify other-than-temporary impairments for our non-agency investment securities. We utilize an internally developed model to assist us in determining whether the expected cash flows underlying the security are sufficient to allow us to recover our investment. This model was developed and implemented during the quarter ended December 31, 2008 and used in conjunction with existing analyses to arrive at our other-than-temporary impairment. The procedures utilized to test the model prior to deployment did not identify a failure in the model’s ability to accurately capture all loan level characteristics when these characteristics were not accurately presented in the primary external data source. In certain instances, this led to inconsistent conclusions, as well as decisions based on inaccurate information.	N/A	In process

(1)	Based on discussions with FHFA and the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. See “Description of Progress Toward Remediating Material Weaknesses — Policy Updates” for additional information.

Description of Progress Toward Remediating Material Weaknesses

•	Board of Directors and Audit Committee — During the quarter ended December 31, 2008, remediation activities were implemented through the Conservator’s reconstitution of the Board of Directors and the Audit Committee and the Conservator’s delegation of certain governance and oversight authorities to the Board, including oversight of our financial reporting process. Also, the Board of Directors conducted an informational orientation session with management. Subsequent to December 31, 2008, the Board of Directors and Audit Committee have conducted additional orientation and training sessions concerning their roles and duties and Freddie Mac’s current circumstances including financial reporting and internal control matters. They have also conducted meetings to exercise their oversight duties regarding the results of the audit of our December 31, 2008 consolidated financial statements and the filing of this annual report on Form 10-K. We believe this is sufficient to demonstrate the operating effectiveness of

273	Freddie Mac

the Board of Directors’ and Audit Committee’s oversight of our financial reporting process in order for us to consider this material weakness remediated as of the date of this filing.

•	Policy Updates — We have been under conservatorship of FHFA since September 6, 2008. Under the Reform Act, FHFA is an independent agency that currently functions as both our Conservator and our regulator with respect to our safety, soundness and mission. Because we are in conservatorship, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our Conservator, FHFA has the power to take actions without our knowledge that could be material to investors and could significantly affect our financial performance. Although we and FHFA have attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures under the current circumstances. As our Conservator and regulator under the Reform Act, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to us, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is responsible. For example, FHFA may formulate certain intentions with respect to conduct of our business that, if known to management, would require consideration for disclosure or reflection in our financial statements, but that FHFA, for regulatory reasons, may be constrained from communicating to management.

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP either as of December 31, 2008 or as of the date of filing this report.

Given the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship.

However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservator Affairs, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including our annual report on Form 10-K, and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing our annual report on Form 10-K, FHFA provided us with a written acknowledgement that it had reviewed the annual report on Form 10-K, was not aware of any material misstatements or omissions in the annual report on Form 10-K, and had no objection to our filing the annual report on Form 10-K.

•	The Director of FHFA and our Chief Executive Officer have been in frequent communication, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group have met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

•	Counterparty Credit Risk Analysis — Our plan for remediation of this material weakness includes conducting an in-depth analysis, re-design and documentation of the counterparty credit risk analysis process, reassessing the design and operation of related controls and remediating any control gaps we identify. The identification of the counterparty credit risk analysis as a material weakness is closely related to the deteriorating conditions in the credit markets and a corresponding increase in the importance of this analysis to the consolidated financial statements. As these conditions developed, management increased the level of review and oversight over assumptions and judgments employed in the analysis; however, this increased review and oversight did not keep pace with the increasing risk introduced by the deterioration in the credit markets. Our remediation efforts will continue to enhance the level of review and oversight, as well as focus on validating and documenting the analytical tools utilized to model the risk and to create a

274	Freddie Mac

formalized structure around assessing and validating the assumptions and conclusions pertaining to impairments and reserve adjustments due to counterparty weaknesses or downgrades. The increased reviews, oversight and validation by management were exercised at a sufficient level during the analysis of our December 31, 2008 consolidated financial statements to mitigate the risk of material misstatement. We will continue our efforts related to review, oversight and validation to fully remediate this material weakness.

•	Securities Impairment Model — Our plan for remediation of this material weakness includes redesigning the data capture process to appropriately absorb unexpected values and implementing additional monitoring controls over data validity to ensure the model processes data exceptions appropriately following changes to the model. We have performed extensive reviews of our non-agency securities in light of this material weakness to mitigate the risk of material misstatement of our December 31, 2008 consolidated financial statements.

We are continuing to remediate the significant deficiencies in internal control over financial reporting previously identified in our quarterly report on Form 10-Q for the period ended September 30, 2008. We periodically evaluate the potential impact of existing and newly identified significant deficiencies on our financial reporting process to assess whether they, individually or in the aggregate, have increased in severity to a material weakness.

In view of our remediation efforts through December 31, 2008, we believe that our consolidated financial statements for the year ended December 31, 2008, have been prepared in conformity with GAAP.

ITEM 9B. OTHER INFORMATION

None.

275	Freddie Mac

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors, executive officers and corporate governance will be included in an amendment to this annual report on Form 10-K on or before April 30, 2009.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive officer and Board of Directors compensation will be included in an amendment to this annual report on Form 10-K on or before April 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of our common stock by certain beneficial owners and management will be included in an amendment to this annual report on Form 10-K on or before April 30, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans at December 31, 2008. Our stockholders have approved the ESPP, the 2004 Employee Plan, the 1995 Employee Plan and the Directors’ Plan. We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

Table 78 — Securities Authorized for Issuance Under Equity Compensation Plans

(c)
	(a)		Number of securities
	Number of securities		remaining available for
	to be issued	(b)	future issuance under
	upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans approved by stockholders	9,689,723 (1)	$27.44 (2)	30,306,904 (3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 5,221,461 restricted stock units and restricted stock issued under the Directors’ Plan, the 1995 Employee Plan and the 2004 Employee Plan.
(2)	For the purpose of calculating this amount, the restricted stock units and restricted stock are assigned a value of zero.
(3)	Includes 22,930,730 shares, 5,845,739 shares and 1,530,435 shares available for issuance under the 2004 Employee Plan, the ESPP and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Employee Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence, will be included in an amendment to this annual report on Form 10-K on or before April 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be included in an amendment to this annual report on Form 10-K on or before April 30, 2009.

276	Freddie Mac

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in this annual report on Form 10-K are included in Part II, Item 8.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

An Exhibit Index has been filed as part of this annual report on Form 10-K beginning on page E-1 and is incorporated herein by reference.

277	Freddie Mac

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/ David M. Moffett
David M. Moffett
Chief Executive Officer

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John A. Koskinen*	Chairman of the Board	March 11, 2009
John A. Koskinen

/s/ David M. Moffett	Chief Executive Officer and Director	March 11, 2009
David M. Moffett	(Principal Executive Officer)

/s/ David B. Kellermann	Acting Chief Financial Officer	March 11, 2009
David B. Kellermann	(Principal Financial Officer)

/s/ Denny R. Fox	Acting Principal Accounting Officer & Vice	March 11, 2009
Denny R. Fox	President — Accounting Policy & External Reporting (Principal Accounting Officer)

/s/ Barbara T. Alexander*	Director	March 11, 2009
Barbara T. Alexander

/s/ Linda B. Bammann*	Director	March 11, 2009
Linda B. Bammann

/s/ Carolyn H. Byrd*	Director	March 11, 2009
Carolyn H. Byrd

/s/ Robert R. Glauber*	Director	March 11, 2009
Robert R. Glauber

/s/ Laurence E. Hirsch*	Director	March 11, 2009
Laurence E. Hirsch

/s/ Christopher S. Lynch*	Director	March 11, 2009
Christopher S. Lynch

/s/ Nicolas P. Retsinas*	Director	March 11, 2009
Nicolas P. Retsinas

/s/ Eugene B. Shanks, Jr.*	Director	March 11, 2009
Eugene B. Shanks, Jr.

/s/ Anthony A. Williams*	Director	March 11, 2009
Anthony A. Williams

*By:	/s/ David B. Kellermann
David B. Kellermann
Attorney-in-Fact

278	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended through July 30, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated September 4, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on September 4, 2008)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.11
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 26, 2001 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.12
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 2001 (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

E-1	Freddie Mac

Exhibit No.	Description*

4.13
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 2001 (incorporated by reference to Exhibit 4.13 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.14
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated May 30, 2001 (incorporated by reference to Exhibit 4.14 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.15
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6% Non-Cumulative Preferred Stock (par value $1.00 per share), dated May 30, 2001 (incorporated by reference to Exhibit 4.15 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.16
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.7% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 30, 2001 (incorporated by reference to Exhibit 4.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.17
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 29, 2002 (incorporated by reference to Exhibit 4.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.18
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.18 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.19
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.42% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 17, 2006 (incorporated by reference to Exhibit 4.19 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.20
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.9% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated October 16, 2006 (incorporated by reference to Exhibit 4.20 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.21
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.57% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated January 16, 2007 (incorporated by reference to Exhibit 4.21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.22
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.66% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated April 16, 2007 (incorporated by reference to Exhibit 4.22 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.23
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.02% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated July 24, 2007 (incorporated by reference to Exhibit 4.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.24
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 6.55% Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated September 28, 2007 (incorporated by reference to Exhibit 4.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.25
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock (par value $1.00 per share), dated December 4, 2007 (incorporated by reference to Exhibit 4.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.26
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 7, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

E-2	Freddie Mac

Exhibit No.	Description*

4.27
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated July 22, 2008 (incorporated by reference to Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)

10.1
Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (as amended and restated as of June 6, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.3
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 but prior to January 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.4
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after January 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.5
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.6
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for supplemental bonus awards on March 7, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.7
Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on March 29, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.8
Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on March 7, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.9
Federal Home Loan Mortgage Corporation Global Amendment to Affected Stock Options under Nonqualified Stock Option Agreements and Separate Dividend Equivalent Rights, effective December 31, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.10	Federal Home Loan Mortgage Corporation Amendment to Restricted Stock Units Agreements and Performance Restricted Stock Units Agreements, dated December 31, 2008 †
10.11	Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.12
First Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.13
Second Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.14
Third Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.15
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.16
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.17
Federal Home Loan Mortgage Corporation Employee Stock Purchase Plan (as amended and restated as of January 1, 2005) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

E-3	Freddie Mac

Exhibit No.	Description*

10.18
Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (as amended and restated June 8, 2007) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.19
Form of Nonqualified Stock Option Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards prior to 2005 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.20
Form of Nonqualified Stock Option Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2005 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.21
Form of Nonqualified Stock Option Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2006 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.22
Resolution of the Board of Directors, dated November 30, 2005, concerning certain outstanding options granted to non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.23
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards prior to 2005 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.24
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2005 and 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.25
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards since 2006 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.26
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.27	First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) †
10.28
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.29
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.30	2009 Officer Short-Term Incentive Program †
10.31	2009 Long-Term Incentive Award Program †
10.32	Officer Severance Policy (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.33
Federal Home Loan Mortgage Corporation Severance Plan (as restated and amended effective January 1, 1997) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.34
First Amendment to the Federal Home Loan Mortgage Corporation Severance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.35
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.36	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.37
First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

E-4	Freddie Mac

Exhibit No.	Description*

10.38
Second Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.39
FHFA Conservatorship Retention Program, Executive Vice President and Senior Vice President, Parameters Document, September 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.40
Form of cash retention award for executive officers for awards in September 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.41
Description of Chief Executive Officer’s compensation (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.42
Federal Home Loan Mortgage Corporation Employment Agreement with Richard F. Syron, dated December 6, 2003 (incorporated by reference to Exhibit 10.37 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.43	Letter Agreement with Richard F. Syron, dated December 12, 2003 (incorporated by reference to Exhibit 10.38 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.44	Memorandum to Richard F. Syron, dated June 1, 2006 (incorporated by reference to Exhibit 10.39 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.45	Memorandum to Richard F. Syron, dated March 3, 2007 (incorporated by reference to Exhibit 10.40 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.46
Amendment Extending the Employment Agreement Between Federal Home Loan Mortgage Corporation and Richard F. Syron Dated December 6, 2003 (incorporated by reference to Exhibit 10.41 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.47
Chief Executive Officer Special Performance Award Opportunity — Parameter Document (incorporated by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.48	Letter Agreement with Patricia L. Cook, dated July 8, 2004 (incorporated by reference to Exhibit 10.46 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.49	Letter Agreement with Patricia L. Cook, dated July 9, 2004 (incorporated by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.50
Restrictive Covenant and Confidentiality Agreement with Patricia L. Cook, effective as of June 15, 2004 (incorporated by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.51	Letter Agreement with Anthony S. Piszel, dated October 14, 2006 (incorporated by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.52
Restrictive Covenant and Confidentiality Agreement with Anthony S. Piszel, effective as of October 14, 2006 (incorporated by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.53	Letter Agreement with Michael Perlman, dated July 24, 2007 (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.54
Cash Sign-On Payment Letter Agreement with Michael Perlman, dated July 24, 2007 (incorporated by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.55
Restrictive Covenant and Confidentiality Agreement with Michael Perlman, effective as of July 25, 2007 (incorporated by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.56
Restrictive Covenant and Confidentiality Agreement with Michael May, effective as of March 14, 2001 (incorporated by reference to Exhibit 10.57 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.57	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†
10.58	PC Master Trust Agreement dated December 24, 2008
10.59
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers and outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

E-5	Freddie Mac

Exhibit No.	Description*

10.60
Office Lease between West*Mac Associates Limited Partnership and the Federal Home Loan Mortgage Corporation, dated December 22, 1986 (incorporated by reference to Exhibit 10.61 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.61	First Amendment to Office Lease, dated December 15, 1990 (incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
10.62	Second Amendment to Office Lease, dated August 30, 1992 (incorporated by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
10.63	Third Amendment to Office Lease, dated December 20, 1995 (incorporated by reference to Exhibit 10.64 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
10.64
Consent of Defendant Federal Home Loan Mortgage Corporation with the Securities and Exchange Commission, dated September 18, 2007 (incorporated by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.65
Letters, dated September 1, 2005, setting forth an agreement between Freddie Mac and FHFA (incorporated by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.66
Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)

10.67	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)
10.68
United States Department of the Treasury Lending Agreement dated September 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 23, 2008)

12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends
21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Acting Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	The SEC file number for the Registrant’s Registration Statement on Form 10, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K is 000-53330.
†	This exhibit is a management contract or compensatory plan or arrangement.

E-6	Freddie Mac