Form 10-K/A
period 2008-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2009-04-30
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer (Do not check if a smaller reporting company) ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10.6 billion.

As of February 25, 2009, there were 647,364,714 shares of the registrant’s common stock outstanding.

i	Freddie Mac

EXPLANATORY NOTE

The Federal Home Loan Mortgage Corporation (“Freddie Mac” or the “company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Form 10-K, to provide the additional information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K, which was filed on March 11, 2009. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act, and certain agreements relating to the compensation of our named executive officers.

1	Freddie Mac

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

On September 6, 2008, the Director of the Federal Housing Finance Agency, or FHFA, appointed FHFA as the Conservator of Freddie Mac. Upon its appointment as Conservator, FHFA immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, including, without limitation, the right of holders of Freddie Mac common stock to vote with respect to the election of directors and any other matter for which stockholder approval is required or deemed advisable. In view of the Conservator’s succession to all of the voting power of Freddie Mac’s stockholders, Freddie Mac will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2009. Instead, the Conservator has elected directors through a written consent in lieu of an annual meeting.

Directors

On November 24, 2008, the Conservator reconstituted the Board of Directors, or the Board, of Freddie Mac and delegated certain powers to the Board while reserving certain powers of approval to itself. On December 18, 2008, that delegation of authority became effective when FHFA appointed members to the Board. FHFA, as Conservator of Freddie Mac, has determined that the Board will have a non-executive Chairman, and will consist of a minimum of nine and not more than 13 directors, with the Chief Executive Officer being the only corporate officer serving as a member of the Board. Before Freddie Mac entered conservatorship, nominees for election to its Board of Directors were recommended by the former Governance, Nominating and Risk Oversight Committee, or the GNROC, of the Board and nominated by the Board. The selection and appointment of directors by FHFA constitutes a material change in the procedures by which stockholders recommend nominees. Because FHFA holds all of the voting power of the stockholders during the period of conservatorship, Freddie Mac’s stockholders no longer have the ability to recommend director nominees or vote for the election of the directors of Freddie Mac.

On December 18, 2008, FHFA appointed the following directors to Freddie Mac’s Board of Directors: Barbara T. Alexander; Linda B. Bammann; Carolyn H. Byrd; Robert R. Glauber; Laurence E. Hirsch; Christopher S. Lynch; David M. Moffett; Nicolas P. Retsinas; Eugene B. Shanks, Jr.; and Anthony A. Williams. Mr. Moffett was Freddie Mac’s Chief Executive Officer at the time. As a result of these appointments, the company’s Board consisted of 11 members: Non-Executive Chairman John A. Koskinen (appointed by the Conservator on September 16, 2008); three directors who were on the Board prior to FHFA’s appointment as Conservator on September 6, 2008 (Barbara T. Alexander, Robert R. Glauber and Nicolas P. Retsinas); and seven directors new to the Board. Mr. Moffett resigned from his position as Chief Executive Officer and as a member of the Board effective March 13, 2009. This and other vacancies may be filled by the Board, subject to approval by the Conservator. The Board named Mr. Koskinen as the company’s Interim Chief Executive Officer and Mr. Glauber as its Interim Non-Executive Chairman effective upon Mr. Moffett’s resignation. In addition, on April 22, 2009, David Kellermann, our Acting Chief Financial Officer, died. Mr. Koskinen will perform the function of principal financial officer on an interim basis. Pending the appointment of a principal financial officer, Mr. Moffett has agreed to return to the company temporarily as a consultant to Mr. Koskinen to provide advice and assistance in connection with Mr. Koskinen’s functioning as principal financial officer. In addition, the Board is working to appoint a permanent Chief Executive Officer and a permanent Chief Financial Officer. Following the appointment of a Chief Executive Officer, the Board expects that Mr. Koskinen will return to the position of Non-Executive Chairman. On March 25, 2009, the Conservator executed a written consent re-electing each of the directors listed below to serve as directors of Freddie Mac. These directors were re-elected for a term that will end (i) on the date of the next annual meeting of stockholders of Freddie Mac, or (ii) on the date the Conservator next executes a written consent for the purpose of electing directors, whichever occurs first.

In connection with its appointment of new directors, FHFA, as Conservator, has delegated certain roles and responsibilities to the reconstituted Board, as discussed below. As amended by the Federal Housing Finance Regulatory Reform Act of 2008, or the Reform Act, our charter provides that our Board must at all times have at least one person from the homebuilding, mortgage lending and real estate industries, and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households.

2	Freddie Mac

The following is a brief biographical description of each of the directors as of April 1, 2009:

•	Barbara T. Alexander initially joined the Board in 2004. She is 60 years old. Ms. Alexander has been an independent consultant since January 2004. Prior to that, she was a Senior Advisor to UBS Warburg LLC and predecessor firms from October 1999 to January 2004 and Managing Director of the North American Construction and Furnishings Group in the Corporate Finance Department of UBS from 1992 to October 1999. From 1987 to 1992, Ms. Alexander was a Managing Director in the Corporate Finance Department of Salomon Brothers Inc. From 1972 to 1987, she held various positions at Salomon Brothers, Smith Barney, Investors Diversified Services, and Wachovia Bank and Trust Company. Ms. Alexander is a member of the board of directors of Centex Corporation, where she is the Chair of the Governance and Nominating Committee, and Qualcomm Incorporated, where she is a member of the Audit Committee and the Governance Committee. She also is an Executive Fellow at the Joint Center for Housing Studies at Harvard University, where Mr. Retsinas is the Director.

•	Linda B. Bammann joined the Board in December 2008. She is 53 years old. Ms. Bammann was Executive Vice President, Deputy Chief Risk Officer for JPMorgan Chase & Co. from July 2004 until her retirement in January 2005. Prior to that, Ms. Bammann held several positions with Bank One Corporation beginning in 2000, including Executive Vice President and Chief Risk Management Officer from 2001 until its acquisition by JPMorgan Chase & Co. in July 2004. Ms. Bammann also was a member of Bank One’s executive planning group. From 1992 to 2000, Ms. Bammann was a Managing Director with UBS Warburg LLC and predecessor firms. Ms. Bammann was a board member of the Risk Management Association, and chairperson of the Loan Syndications and Trading Association.

•	Carolyn H. Byrd joined the Board in December 2008. She is 60 years old. Ms. Byrd has been Chairman and Chief Executive Officer of GlobalTech Financial, LLC, a financial services company she founded, since 2000. From 1997 to 2000, Ms. Byrd was President of Coca-Cola Financial Corporation. From 1977 to 1997, Ms. Byrd held a variety of domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department. Ms. Byrd also is a director of AFC Enterprises, Inc., where she is the Chair of the Audit Committee and a member of the People Services (Compensation) Committee. Ms. Byrd also is a member of the Board of Trustees of Fisk University.

•	Robert R. Glauber initially joined the Board in 2006. He is 70 years old. Effective March 13, 2009, Mr. Glauber is serving as our Interim Non-Executive Chairman while Mr. Koskinen serves as our Interim Chief Executive Officer. Mr. Glauber is a Lecturer at Harvard’s Kennedy School of Government and a visiting professor at the Harvard Law School. Prior to that, he served as Chairman and Chief Executive Officer of the National Association of Securities Dealers, or the NASD, from September 2001 to September 2006, after becoming NASD’s CEO and President in November 2000 and a member of NASD’s board in 1996. Prior to becoming an officer at NASD, he was a Lecturer at the Kennedy School from 1992 until 2000, Under Secretary of the Treasury for Finance from 1989 to 1992 and, before that, a Professor of Finance at the Harvard Business School. Mr. Glauber served as Executive Director of the Task Force appointed by President Reagan to report on the 1987 stock market break. He has served on the boards of the Federal Reserve Bank of Boston, a number of Dreyfus mutual funds, the Investment Company Institute, and as president of the Boston Economic Club. Mr. Glauber also is a director of Moody’s Corporation, where he is a member of the Audit Committee and the Governance and Compensation Committee; a trustee of the International Accounting Standards Committee Foundation; and lead director of XL Capital Ltd., where he is a member of the Compensation Committee, the Governance Committee and the Finance Committee. Mr. Glauber has been a Senior Advisor at Peter J. Solomon Co., an investment bank, since November 2006.

•	Laurence E. Hirsch joined the Board in December 2008. He is 63 years old. Mr. Hirsch has been Chairman of Highlander Partners, L.P., a private equity firm, since April 2004. Mr. Hirsch was Chief Executive Officer of Centex Corporation, a large homebuilder, from 1988 until his retirement in March 2004 and its Chairman from 1991 until March 2004. Mr. Hirsch also is the Chairman of Eagle Materials Inc., where he is also Chairman of the Executive Committee, and a director of A. H. Belo Corporation, where he is a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In addition, Mr. Hirsch is Chairman of the Center for European Policy Analysis in Washington, D.C.

3	Freddie Mac

•	John A. Koskinen joined the Board in September 2008. He is 69 years old. He served as Non-Executive Chairman of Freddie Mac from September 2008 until March 13, 2009, when he became our Interim Chief Executive Officer. In addition, since the April 22, 2009 death of David Kellermann, our Acting Chief Financial Officer, Mr. Koskinen has been performing the function of principal financial officer on an interim basis. Mr. Koskinen is expected to resume his position as Non-Executive Chairman upon the appointment of a permanent Chief Executive Officer. Previously, Mr. Koskinen was President of the United States Soccer Foundation for four years, deputy mayor and city administrator of Washington, D.C. from 2000 to 2003, assistant to the president and chair of the President’s Council on Year 2000 Conversion from 1998 to 2000 and deputy director for management of the Office of Management and Budget from 1994 to 1997. Prior to his government service, Mr. Koskinen worked as a senior executive of The Palmieri Company, including serving as President and Chief Executive Officer, participating in the restructuring of a range of large, troubled enterprises including Penn Central, the Teamsters Pension Fund, Levitt and Sons, Inc. and Mutual Benefit. Mr. Koskinen also is a director of The AES Corporation, American Capital, Ltd., and the non-profit D.C. Education Compact.

•	Christopher S. Lynch joined the Board in December 2008. He is 51 years old. Mr. Lynch is an independent consultant providing a variety of services to financial intermediaries, including risk management, strategy, governance, financial and regulatory reporting and troubled-asset management. Prior to retiring from KPMG LLP in May 2007, Mr. Lynch held a variety of leadership positions at KPMG, including National Partner in Charge — Financial Services, the U.S. firm’s largest industry division. Mr. Lynch chaired KPMG’s Americas Financial Services Leadership team, was a member of the Global Financial Services Leadership and the U.S. Industries Leadership teams and led the Banking & Finance practice. Mr. Lynch also served as a partner in KPMG’s Department of Professional Practice and as a Practice Fellow at the Financial Accounting Standards Board. Mr. Lynch was the lead and audit signing partner for some of KPMG’s largest financial services clients.

•	Nicolas P. Retsinas initially joined the Board in 2007. He is 62 years old. Since 1998, Mr. Retsinas has been Director of Harvard University’s Joint Center for Housing Studies, where Ms. Alexander is an Executive Fellow. He also is a lecturer in Housing Studies at the Graduate School of Design and the Kennedy School of Government, and is a lecturer in Real Estate at the Harvard Business School. Prior to his Harvard appointment, Mr. Retsinas served as Assistant Secretary for Housing — Federal Housing Commissioner at the United States Department of Housing and Urban Development from 1993 to 1998 and as Director of the Office of Thrift Supervision from 1996 to 1997. He served on the Board of the Federal Deposit Insurance Corporation from 1996 to 1997, the Federal Housing Finance Board from 1993 to 1998 and the Neighborhood Reinvestment Corporation from 1993 to 1998. Mr. Retsinas serves on the Board of Trustees for the National Housing Endowment and for Enterprise Community Partners and on the Board of Directors of the Center for Responsible Lending.

•	Eugene B. Shanks, Jr. joined the Board in December 2008. He is 62 years old. Mr. Shanks is a Trustee of Vanderbilt University, and also serves as a director of NewPower Holdings, Inc. and The Posse Foundation. From November 2007 until August 2008, Mr. Shanks was the acting Chief Executive Officer of Trinsum Group, Incorporated, a strategic consulting and asset management company. From 1997 until its sale in 2002, Mr. Shanks was President and Chief Executive Officer of NetRisk, Inc., a risk management software and advisory services company he founded. From 1973 to 1978 and from 1980 to 1995, Mr. Shanks held a variety of positions with Bankers Trust Company of New York, including head of Global Markets from 1986 to 1992 and President and Director from 1992 to 1995.

•	Anthony A. Williams joined the Board in December 2008. He is 57 years old. Mr. Williams has been the Chief Executive Officer of Primum Public Realty Trust since January 2007. Primum, an indirect wholly owned subsidiary of Friedman, Billings, Ramsey Group, Inc., provides financial solutions for government and not-for-profit organizations. Mr. Williams served as the Mayor of Washington, D.C. from 1999 to January 2007, and as its Chief Financial Officer from 1995 to 1998. In 2005, Mr. Williams also served as Vice Chair of the Metropolitan Washington Council of Governments, and in 2004, Mr. Williams also served as President of the National League of Cities. From 1993 to 1995, Mr. Williams was the first Chief Financial Officer for the U.S. Department of Agriculture. From 1991 to 1993, Mr. Williams was the Deputy State Comptroller of Connecticut. From 1989 to 1991, Mr. Williams was the Executive Director of the Community Development Agency of St. Louis, Missouri. From 1988 to 1989, Mr. Williams was an Assistant Director with the Boston Redevelopment Authority where he led the Department of Neighborhood Housing and Development, one of the Authority’s four primary divisions. Mr. Williams also is a director of Meruelo Maddux Properties, Inc.

4	Freddie Mac

Authority of the Board and New Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator has instructed the Board that it should consult with and obtain the approval of the Conservator before taking action in the following areas:

•	actions involving capital stock, dividends, the senior preferred stock purchase agreement, or the Purchase Agreement, between the company and the U.S. Department of the Treasury, or Treasury, increases in risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

•	creation of any subsidiary or affiliate or any substantial transaction between Freddie Mac and any of its subsidiaries or affiliates, except for transactions undertaken in the ordinary course (e.g., the creation of a trust, real estate mortgage investment conduit (REMIC), real estate investment trust (REIT) or similar vehicle);

•	matters that relate to conservatorship, such as, but not limited to, the initiation of, and material actions in connection with, significant litigation addressing the actions or authority of the Conservator, repudiation of contracts, qualified financial contracts in dispute due to our conservatorship, and counterparties attempting to nullify or amend contracts due to our conservatorship;

•	actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above (including, regardless of title, executive positions with the functions of chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general/internal auditor);

•	actions involving the retention and termination of external auditors and law firms serving as consultants to the Board;

•	settlements in excess of $50 million of litigation, claims, regulatory proceedings or tax-related matters;

•	any merger with or purchase or acquisition of a business involving consideration in excess of $50 million; and

•	any action that, in the reasonable business judgment of the Board at the time that the action is taken, is likely to cause significant reputation risk.

The Board has four standing committees: Audit; Business and Risk; Compensation; and Nominating and Governance. The membership of current Board members on each committee is shown in the table below.

Nominating and
Director	Audit	Business and Risk	Compensation	Governance

B. Alexander		Chair	X
L. Bammann	X		X
C. Byrd	X			X
R. Glauber	X			Chair
L. Hirsch		X		X
C. Lynch	Chair		X
N. Retsinas		X		X
E. Shanks		X	Chair
A. Williams		X

The duties of the five standing Board committees in existence on September 6, 2008 have been merged into one of these four committees, and charters reflecting the duties of the committees have been adopted by the Board and approved by the Conservator. All the charters of the standing committees are available on our website at www.freddiemac.com/governance/bd_committees.html. Printed copies are also available to any stockholder upon request to the Corporate Secretary at the address specified below under “Communications with Directors.”

Freddie Mac’s Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board of Directors, regularly scheduled executive sessions of the non-management directors and, at least once annually, executive sessions including only the independent directors. Mr. Koskinen was appointed to the position of Non-Executive Chairman by the Conservator in September 2008, and he served in that position until he assumed the position of Interim Chief Executive Officer, effective March 13, 2009. Mr. Glauber assumed the position of Interim Non-Executive Chairman effective March 13, 2009.

5	Freddie Mac

Communications with Directors

Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Interim Non-Executive Chairman of the Board or to our non-management directors as a group may do so by U.S. mail, addressed to the Corporate Secretary, Freddie Mac, Mail Stop 200, 8200 Jones Branch Drive, McLean, VA 22102-3110. Communications may be addressed to a specific director or directors, including Mr. Glauber, the Interim Non-Executive Chairman of the Board, or to groups of directors, such as the independent or non-management directors.

Executive Officers

As of April 23, 2009, our executive officers are as follows:

Name	Age	Year of Affiliation	Position

John A. Koskinen	69	2008	Interim Chief Executive Officer
Robert E. Bostrom	56	2006	Executive Vice President — General Counsel & Corporate Secretary
Paul G. George	57	2005	Executive Vice President — Human Resources & Corporate Services
Michael Perlman	59	2007	Executive Vice President — Operations & Technology
Raymond Romano	47	2004	Executive Vice President & Chief Credit Officer
Donald J. Bisenius	50	1992	Senior Vice President — Single Family Credit Guarantee
Timothy F. Kenny	47	2007	Senior Vice President — General Auditor
Michael C. May	50	1983	Senior Vice President — Multifamily
Hollis S. McLoughlin	58	2004	Senior Vice President — External Relations
Paul E. Mullings	58	2005	Senior Vice President — Single Family Sourcing
Anurag Saksena	48	2005	Senior Vice President — Chief Enterprise Risk Officer
Jerry Weiss	51	2003	Senior Vice President — Compliance, Regulatory Affairs and Mission, and Chief Compliance Officer

The following is a brief biographical description of each executive officer who is not also a member of the Board of Directors.

Robert E. Bostrom was appointed Executive Vice President — General Counsel & Corporate Secretary in February 2006. Prior to joining us, Mr. Bostrom was the managing partner of the New York office of Winston & Strawn LLP, a member of that firm’s executive committee and head of its financial institutions practice. Mr. Bostrom originally joined Winston & Strawn in 1990. From 1992 until 1996, Mr. Bostrom served as Executive Vice President of Legal, Regulatory and Compliance and General Counsel of National Westminster Bancorp.

Paul G. George was appointed Executive Vice President — Human Resources & Corporate Services in December 2006. He joined us in August 2005 as Executive Vice President, Human Resources. Prior to joining us, Mr. George was Senior Executive Vice President of Human Resources at Wachovia Corp. from July 1999 through December 2004. Prior to that, he was a member of Waste Management Inc.’s interim management team from 1998 to 1999. He also served for approximately nine years as Senior Vice President of Human Resources at United Airlines. Between 1985 and 1988 he was Vice President of Human Resources at Pacific Southwest Airlines. Prior to that, he was a partner at the law firm Meserve, Mumper & Hughes.

Michael Perlman was appointed Executive Vice President — Operations & Technology in August 2007. Prior to joining us, Mr. Perlman was a managing director at Morgan Stanley until July 2007, where he developed operations and technology infrastructure to support their Fixed Income and Global Operations Divisions. Mr. Perlman also played significant roles in building Morgan Stanley’s institutional processing systems. Before joining Morgan Stanley in September 1997, Mr. Perlman was a founding partner at AT&T Solutions’ Financial Services Group and a partner in the Washington, DC and New York offices of Deloitte & Touche, where he specialized in large-scale business and technology renovation.

Raymond G. Romano was appointed Executive Vice President & Chief Credit Officer in April 2009. Prior to this appointment, he served as our Senior Vice President — Chief Credit Officer from December 2008 until March 2009 and as acting Chief Credit Officer from September 2008 until December 2008. Before being appointed Chief Credit Officer, Mr. Romano served as the Senior Vice President — Credit Risk Oversight at Freddie Mac, a position he held since March 2004. Prior to that, Mr. Romano served as Senior Vice President and Chief Credit Risk Officer and other executive positions at different major financial institutions including North American Mortgage Company in Tampa, Dime Savings Bank of NY, and with Citicorp’s Investment Bank.

Donald J. Bisenius was appointed Senior Vice President — Single Family Credit Guarantee in May 2008. Prior to holding his current position, he served as the Senior Vice President — Credit Policy and Portfolio Management from

6	Freddie Mac

November 2003 until April 2008. From August 1998 until October 2003 he was the Senior Vice President of various groups, including Credit Risk Management and Risk Assessment and Model Development. Prior to that, he served as Vice President — Mortgage Credit Policy from May 1997 until July 1998. He joined us in January 1992 as the Director of Portfolio Quality in the Mortgage Credit Policy Department. Prior to joining Freddie Mac, Mr. Bisenius served in a variety of positions with the Federal Housing Finance Board and the Federal Home Loan Bank Board in Washington, DC.

Timothy F. Kenny was appointed Senior Vice President — General Auditor in July 2008. Prior to this appointment, Mr. Kenny served as Vice President and Interim General Auditor starting in May 2008. Before that, he served as our Vice President, Assistant General Auditor from September 2007 to May 2008. From 2001 to 2007, Mr. Kenny was a Managing Director with BearingPoint, Inc. (formerly KPMG Consulting, Inc.) where he directed a large team of financial professionals on a variety of financial risk management consulting projects with Ginnie Mae, the Federal Housing Administration, private sector mortgage bankers and other federal credit agencies. He was appointed a member of the BearingPoint, Inc. 401(k) Plan Committee in 2004 and served as a member until his resignation in 2007. He joined KPMG LLP, the predecessor organization to KPMG Consulting, in 1986, was promoted to a KPMG Audit Partner in 1997, and served in that position until the separation of KPMG Consulting from KPMG LLP in February 2001.

Michael C. May was appointed Senior Vice President — Multifamily in August 2005. Prior to this appointment, Mr. May served as our Senior Vice President, Operations starting in February 2005. He also served as Senior Vice President, Mortgage Sourcing, Operations & Funding from October 2003 to February 2005. Prior to that, Mr. May held the positions of Senior Vice President, Single Family Operations from July 2002 to October 2003 and Senior Vice President, Project Enterprise from January 2001 to July 2002. Mr. May also held various positions at our company since joining us in 1983, including Senior Vice President, Customer Services and Control, Vice President of Loan Prospector and Vice President of Structured Finance.

Hollis S. McLoughlin was appointed Senior Vice President — External Relations in September 2008. Prior to that he served as Senior Vice President — External Relations and Chief of Staff from June 2007 until September 2008. Prior to this appointment, Mr. McLoughlin served as our Senior Vice President, External Relations starting in January 2006. He also served as Senior Vice President and Chief of Staff from April 2004 to January 2006. From 1998, Mr. McLoughlin was Chief Operating Officer of two private equity-backed operating companies. Before that, he was one of the founding partners of Darby Overseas, a private equity partnership based in Washington, D.C. He also has been a senior executive at Purolator Courier, an overnight delivery company, and a privately held transportation company. From 1989 through 1992, Mr. McLoughlin served as Assistant Secretary of the Treasury under former President George H. W. Bush. He served as Chief of Staff to Sen. Nicholas Brady, R-N.J., in 1982 and to Rep. Millicent Fenwick, R-N.J., from 1975 to 1979.

Paul E. Mullings was appointed Senior Vice President — Single Family Sourcing in July 2005. Before joining us, Mr. Mullings was Senior Vice President of JPMorgan Chase and Mortgage Finance and Fair Lending Executive at Chase Home Finance. Prior to joining Chase Home Finance in 1997, Mr. Mullings was President and Chief Executive Officer of Mortgage Electronic Registration Systems, Inc. Mr. Mullings was also President and Chief Executive Officer of the residential mortgage division of First Interstate Bank, Los Angeles. Prior to First Interstate, he held a series of increasingly responsible senior management positions at Glendale Federal Bank, Glendale, California.

Anurag Saksena was appointed Senior Vice President — Chief Enterprise Risk Officer in August 2005. Prior to joining us, Mr. Saksena led Enterprise Risk Management at General Motors Acceptance Corporation from July 1999 to December 2004. In addition, Mr. Saksena founded Enterprise Risk Advisors, LLC. He has also held risk and portfolio management positions of increasing responsibility at Société Générale in New York, Royal Bank Financial Group in Toronto and Great-West Life Assurance Company in Winnipeg.

Jerry Weiss was appointed Senior Vice President — Compliance, Regulatory Affairs and Mission, and Chief Compliance Officer in April 2009. More recently, he has also become responsible for overseeing both the company’s affordable housing mission and activities related to the President’s Homeowners Affordability and Stability Plan. Prior to this appointment, Mr. Weiss served as our Senior Vice President and Chief Compliance Officer starting in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

7	Freddie Mac

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of reporting companies, and persons who own more than 10% of a registered class of such company’s equity securities, to file reports of ownership and changes in ownership with the SEC and the exchange on which such company’s securities trade, and to furnish the company with copies of the reports. Since we completed our registration with the SEC on July 18, 2008, our directors and executive officers have filed such reports with the SEC. From January 1, 2008 until July 17, 2008, our directors and executive officers provided the equivalent of Section 16(a) reports to us, and we made them available on our website at www.freddiemac.com within the time frames required for Section 16(a) reports. Based solely on a review of such reports, we believe that during 2008 our directors and executive officers complied with such reporting obligations.

Codes of Conduct

We have separate codes of conduct applicable to employees and to Board members that outline the principles, policies and laws governing their activities. The employee and Board codes were revised effective February 25, 2008. Additional revisions reflecting policy updates and technical amendments were made to the Board code, effective November 20, 2008. Additional changes were also made to the employee code, effective December 19, 2008, reflecting certain technical, administrative or other non-substantive amendments. Upon joining Freddie Mac or its Board, all employees and directors, respectively, are required to sign acknowledgements that they have read the applicable code and agree to abide by it. In addition, all employees and directors must respond to an annual questionnaire concerning code compliance. The employee code also serves as the code of ethics for senior executives and financial officers required by the Sarbanes-Oxley Act and SEC regulations. Copies of our employee and director codes of conduct are available, and any amendments or waivers that would be required to be disclosed are posted, on our website at www.freddiemac.com. Printed copies of the codes of conduct also are available to any stockholder upon request to the Corporate Secretary, at the address specified above under “Communications with Directors.”

Indemnification Agreements

Freddie Mac has entered into an indemnification agreement with each of the current directors and Mr. Moffett (each, an “indemnitee”). The indemnification agreements were effective as of the date of the respective director’s appointment to the Board, except that the indemnification agreements with Ms. Alexander and Messrs. Glauber, Moffett and Retsinas were effective as of September 6, 2008. Freddie Mac has also entered into an indemnification agreement, effective September 6, 2008, with each of our executive officers and Mr. Kellermann (each also an “indemnitee”). A copy of the form of indemnification agreement is attached as Exhibit 10.2 to our Form 8-K filed on December 23, 2008 and is incorporated herein by reference.

The indemnification agreements provide that Freddie Mac will indemnify the indemnitee to the fullest extent permitted by Freddie Mac’s Bylaws and Virginia law. This obligation includes, subject to certain terms and conditions, indemnification against all liabilities and expenses (including attorneys’ fees) actually and reasonably incurred by the indemnitee in connection with any threatened or pending action, suit or proceeding, except such liabilities and expenses as are incurred because of the indemnitee’s willful misconduct or knowing violation of criminal law. The indemnification agreements provide that if requested by the indemnitee, Freddie Mac will advance expenses, subject to repayment by the indemnitee of any funds advanced if it is ultimately determined that the indemnitee is not entitled to indemnification. The rights to indemnification under the indemnification agreements are not exclusive of any other right the indemnitee may have under any statute, agreement or otherwise. Freddie Mac’s obligations under the indemnification agreements will continue after the indemnitee is no longer a director or officer of the company with respect to any possible claims based on the fact that the indemnitee was a director or officer, and the indemnification agreements will remain in effect in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA’s Notice of Proposed Rulemaking published in the Federal Register on November 14, 2008, proposing an amendment to FHFA’s interim final Golden Parachute Payments regulation to address prohibited and permissible indemnification payments.

8	Freddie Mac

Audit Committee Financial Expert

We have a standing Audit Committee that satisfies the “audit committee” definition under Section 3(a)(58)(A) of the Exchange Act, the requirements of Rule 10A-3 under the Exchange Act and Sections 303A.06 and 303A.07 of the NYSE Listed Company Manual. The current members of the Audit Committee are Linda B. Bammann, Carolyn H. Byrd, Robert R. Glauber and Christopher S. Lynch.

Mr. Lynch has been a member of the Audit Committee since December 18, 2008 and currently is its chairman. FHFA and the Board have determined that Mr. Lynch is independent within the meaning of Rule 10A-3 under the Exchange Act and Section 303A.02 of the NYSE Listed Company Manual and that he meets the definition of an “audit committee financial expert” under SEC regulations.

NYSE Governance Standards

The NYSE listing standards require each listed company’s chief executive officer to certify annually that he or she is not aware of any violation by the company of the NYSE’s corporate governance listing standards, qualifying the certification to the extent necessary. In July 2008, we submitted to the NYSE our Chief Executive Officer’s certificate without qualification, and we have submitted interim written affirmations pertaining to various governance matters since then. We have been in discussions with the staff of the NYSE regarding the effect of the conservatorship on our ongoing compliance with the rules of the NYSE and the continued listing of our stock on the NYSE in light of the unique circumstances of the conservatorship. As of the date of this report, we believe we are in compliance with the NYSE’s corporate governance listing standards and we have not been informed by the NYSE of any related non-compliance. For more information on NYSE matters relating to the company, including information relating to the notice from the NYSE regarding compliance with the standards for continued listing resulting from the price of our common stock being less than $1.00 per share, see our Form 10-K, “Item 1 — Business — Conservatorship and Related Developments — New York Stock Exchange Matters.”

SEC Certifications

The certifications required under the Sarbanes-Oxley Act have been filed as exhibits to our Form 10-K and to this amendment on Form 10-K/A.

9	Freddie Mac

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis addresses the following items:

•	Statutory and Regulatory Framework for Oversight of Compensation Programs

•	Our Named Executive Officers for 2008

•	2008 Pre-Conservatorship Compensation Objectives and Process

•	The Impact of Conservatorship on Executive Compensation

•	Other Executive Compensation Considerations

Our company strives to provide liquidity, affordability and stability to the U.S. housing market. To achieve these objectives, we must hire, retain and motivate executives to effectively implement our business strategies and respond to changing market conditions. 2008 was an exceptionally difficult year as the housing sector suffered the most severe downturn in at least the past 70 years, which significantly affected our financial performance for the year and led to our conservatorship. This formed the basis for the manner in which FHFA and our compensation committee ultimately decided to compensate our executive officers for 2008.

What is the Statutory and Regulatory Framework for Oversight of Our Compensation Programs?

Federal statutes have provided for regulatory oversight of our executive compensation for many years. Regulatory authorities with respect to compensation were expanded in July 2008 with the enactment of the Reform Act and further expanded when we entered conservatorship in September 2008. As a result, FHFA reviewed, designed or approved important parts of our executive compensation for 2008. This compensation included primarily base salary and retention awards, but not performance bonuses or long-term incentive awards.

Set forth below is a summary of the sources of FHFA’s authority with respect to our compensation programs:

•	When the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (“FHEFSSA”) established the Office of Federal Housing Enterprise Oversight (“OFHEO”), FHFA’s predecessor, as our safety and soundness regulator, it provided OFHEO with authority to prohibit executive compensation that is not reasonable and comparable with practices at other similar businesses. In addition, FHEFSSA required OFHEO approval for any termination benefits to be paid to our executive officers.

•	The Reform Act established FHFA as the successor to OFHEO and provided FHFA with additional authorities with respect to executive compensation, including the ability to withhold compensation for executive officers and the temporary authority (effective through the end of 2009) to approve, disapprove or modify executive compensation. These additional authorities are described below under “Other Executive Compensation Considerations — Is There Any Regulatory Oversight of Our Compensation Process for Named Executive Officers?”

•	When FHFA was appointed as our Conservator in September 2008, it not only retained all of the regulatory authority provided by statute, but also assumed all of the rights, titles, powers and privileges of the company and its stockholders, directors and management, including the authority to set executive compensation. Under the terms of the Purchase Agreement, FHFA is required to consult with the U.S. Department of the Treasury (“Treasury”) on compensation matters for our named executive officers.

FHFA has stated that “Fannie Mae and Freddie Mac were placed into conservatorship to ensure they could fulfill their extremely important mission of providing liquidity, stability and affordability to the very troubled mortgage market.” More recently, Fannie Mae and Freddie Mac have become, according to FHFA, “central players in the President’s Making Home Affordable plan. Given the current predominant role [they] play in the nation’s mortgage market, it is imperative that FHFA ensure their continued functioning and safe and sound operations.”

Shortly after Freddie Mac was placed into conservatorship, the employment with the company of our former Chief Executive Officer, former Chief Financial Officer and former Chief Business Officer was terminated. More recently, a second Chief Executive Officer and our Senior Vice President — Investments & Capital Markets, who had overall responsibility for managing our mortgage investments portfolio, also have left the company. None of these individuals received any termination benefits. In addition, on April 22, 2009, David Kellermann, our Acting Chief Financial

10	Freddie Mac

Officer, died. His death will result in the payment of certain benefits as described below. We are currently operating with an Interim Chief Executive Officer who is also performing the function of principal financial officer on an interim basis. FHFA has stated that “[a]s the previous senior management teams left, it would have been catastrophic to lose the next layers down and other highly experienced employees.”

Under conservatorship, the incentives available for our remaining executive officers have been significantly limited, as their previously awarded equity compensation has lost almost all of its value, and they have received no cash bonuses or performance-based equity awards for 2008. FHFA has indicated that, under these circumstances, a retention program to encourage the remaining executive officers and other key employees to stay with the company is “critical to a successful conservatorship.” Such a program is particularly important given the uncertainties regarding the company’s future status to which the conservatorship and related developments have given rise. Maintaining stable operations and preserving the company’s assets in the face of these uncertainties will require continuity of executive management and staff. As FHFA has stated, “[t]he success of the Administration’s recently announced Making Home Affordable program, aimed at preventing foreclosures and stabilizing housing markets, depends on the continued efforts of.... both executives and staff.... [T]he loss of key personnel would be devastating to the companies and to the government’s efforts to stabilize the housing system.”

The broad terms of Freddie Mac’s retention program were developed by FHFA, in consultation with management, FHFA’s outside compensation consultant and Treasury. These terms were described in our Current Reports on Form 8-K filed on September 23 and 30, 2008, and are discussed below under “What Was the Impact of Conservatorship on Executive Compensation? — 2008 Executive Compensation Decisions Made or Approved by the Conservator.” The retention award payments to executive officers in December 2008 were made pursuant to this FHFA-developed retention program.

Effective December 18, 2008, FHFA reconstituted Freddie Mac’s Board of Directors, including a new Compensation Committee. Since then, the Compensation Committee has been working closely with management and FHFA to develop compensation programs for 2009 that will continue to provide appropriate incentives for executive officers and other employees to achieve the critical objectives that have been established for the company in promoting the national goal of stabilizing the housing markets. These compensation programs, and the related performance objectives and funding levels, are approved by the Compensation Committee. Under the delegation of authority issued by FHFA when it reconstituted the Board, FHFA will approve the compensation payable to executive officers under these programs.

Who Were Our Named Executive Officers for 2008?

The following nine individuals were determined to be the named executive officers of Freddie Mac for the year ended December 31, 2008:

Former Officers
David M. Moffett, former Chief Executive Officer
Richard F. Syron, former Chairman of the Board and Chief Executive Officer
David B. Kellermann, former Acting Chief Financial Officer
Anthony S. Piszel, former Executive Vice President and Chief Financial Officer
Patricia L. Cook, former Executive Vice President — Chief Business Officer
Kirk S. Die, former Senior Vice President — General Auditor
Gary D. Kain, former Senior Vice President — Investments & Capital Markets

Current Officers
Robert E. Bostrom, Executive Vice President — General Counsel & Corporate Secretary
Paul G. George, Executive Vice President — Human Resources & Corporate Services

Information about the types and amounts of compensation paid to these individuals during 2008 is set forth below under “Compensation Tables.”

What Were Our 2008 Pre-Conservatorship Compensation Objectives and Processes?

Before conservatorship, the principal objectives of our compensation program for named executive officers were to (i) attract and retain high caliber executives, (ii) motivate them to achieve annual and long-term corporate and individual objectives that were aligned with the interests of our stockholders, assist Freddie Mac in fulfilling its

11	Freddie Mac

statutory mission to provide liquidity, stability and affordability to the U.S. housing market and promote housing for low- and moderate-income families and those living in underserved areas and (iii) reward the executives when those objectives were met or exceeded.

In addition to individual performance and a review of compensation against the market, in determining named executive officer compensation, the pre-conservatorship Compensation and Human Resources Committee, or the CHRC, considered the following:

•	Potential — The named executive officer’s ability to assume greater responsibility and leadership roles.

•	Ease of Replacement/Retention Risk — The availability of other qualified candidates inside the company, the strength of the external labor pool and the risk that competitors may target the named executive officer.

•	Strategic Impact — The named executive officer’s short-, medium-, and long-term contributions and strategic impact on our performance.

Achieving our compensation objectives required the CHRC and management to exercise significant judgment. As a starting point for this exercise of judgment, we generally established a target total direct compensation opportunity for each named executive officer. For these purposes, “total direct compensation” consisted of base salary, target cash bonus opportunity and target long-term incentive opportunity. The cash bonus opportunity could vary significantly from year to year based on an assessment of corporate, divisional and individual performance. The long-term incentive opportunity was a stock-based award granted on an annual basis which could vary significantly from year to year based on an assessment of corporate, divisional and individual performance.

What Was the Pre-Conservatorship Process Used to Determine 2008 Compensation?

Step 1: We Determined Our Comparator Group.  To evaluate each named executive officer’s then-current compensation compared to the competitive market, we reviewed the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the requisite skills and capabilities. We refer to this group of companies as the Comparator Group. In 2007, we reviewed and discussed the composition of the Comparator Group with the CHRC and Hewitt, a global human resources consulting firm, and determined that the following companies should be included for 2008:

American Express	Lehman Brothers
American International Group	Mellon Financial (now Bank of New York Mellon)
Bank of America	MetLife
Capital One Financial Corporation	SLM (formerly known as Sallie Mae)
Citigroup	State Street
Countrywide	Suntrust Bank
Fannie Mae	U.S. Bancorp
Fifth Third Bancorp	Wachovia
Hartford Financial Services Group	Washington Mutual
J.P. Morgan Chase	Wells Fargo

In certain circumstances, we used alternative survey sources to assess competitive market compensation levels. For more information, see “When Do We Use Alternative Survey Sources?” below.

Step 2: We Established Target Compensation.  In setting target total direct compensation levels for our named executive officers, we used as a guideline the market median, or 50th percentile, of the total direct compensation, consisting of base salary, annual bonus and annual long-term equity awards, paid to comparable positions at Comparator Group companies. While the market median was used as the guideline for total direct compensation, the pre-conservatorship CHRC had the authority to establish target total direct compensation which was higher or lower, as it deemed appropriate for each named executive officer. An additional factor considered by the CHRC was that the total direct compensation of our named executive officers must be consistent with our charter, which requires that compensation of our executives be reasonable and comparable with the compensation of executives performing similar duties in similar businesses.

In March 2008, the CHRC applied the compensation criteria described above to set 2008 target total direct compensation for the named executive officers. The CHRC also set target bonus funding levels for the 2008

12	Freddie Mac

performance year, including bonus targets applicable to the named executive officers. In establishing 2008 compensation targets, the CHRC considered a variety of factors, including an assessment of the executive officer’s 2007 performance; criticality of role and level of proficiency for that year; a comparison of the executive’s 2007 target compensation to the competitive market data; the executive’s compensation for prior years; the projected value of the executive’s unvested equity; and, where applicable, the executive’s employment agreement.

Additionally, the CHRC was provided with a tally sheet for each of the executive officers, which disclosed, among other items, total compensation and benefits paid to, or accrued for, each executive officer; the estimated year-over-year actuarial increase in qualified and non-qualified pension benefits; the value of all outstanding equity awards; the estimated value and summary of various perquisites received; and the estimated potential value of compensation due if an executive officer were terminated by Freddie Mac for reasons other than “for cause.” The tally sheet enabled the CHRC to assess the reasonableness of the total value of compensation and benefits provided. However, the level of an executive officer’s post-termination benefits and other benefits historically did not affect the CHRC’s determination of any individual named executive officer’s target or actual base salary, annual bonus or annual long-term incentive award. Additionally, the CHRC did not seek to maintain any fixed relationship between the various elements of compensation, or to standardize the mix of compensation for named executive officers, but rather based the target amount of compensation for each named executive officer primarily on market data for each position.

Historically, our compensation included restricted stock units, or RSUs. An RSU represents a conditional contractual right to receive one share of our common stock at a specified future date subject to certain restrictions (i.e., the vesting period, and, in certain cases, performance-based conditions or criteria). The underlying stock is not issued until the restrictions lapse, at which time the RSU is settled or, if previously elected by the grantee for grants made prior to 2008, deferred. RSUs do not have voting rights because they are not considered legally issued or outstanding shares. RSUs that were part of regular long-term equity awards generally vest in four installments at the rate of 25% on each anniversary of the grant date.

What Are the Other Elements of Compensation for Our Named Executives?

We provide the following other elements of compensation for our named executive officers:

Executive Deferred Compensation.  Executive officers are permitted to defer receipt of up to 80% of their base salary and 100% of their cash bonus compensation. This feature permits executives to postpone recognition of income for tax purposes to future years when their incomes and effective tax rates may be lower.

Employee Benefits.  Our employee benefits have been a fundamental part of our compensation program and an important tool in recruiting and retaining executives.

•	Supplemental Executive Retirement Plan (SERP). Executive officers are eligible to participate in the SERP, which provides participants the full amount of benefits to which they would have been entitled under our tax-qualified defined benefit pension plan and our tax-qualified thrift/401(k) savings plan if those plans were not subject to certain limits under the Internal Revenue Code, or the Code, and did not exclude from compensation amounts deferred under our Executive Deferred Compensation Plan. For additional information about SERP benefits, see “— Pension Benefits 2008 — Supplemental Executive Retirement Plan — Pension SERP Benefit” and “— Non-qualified Deferred Compensation — Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit.”

•	Other Employee Benefits and Plans. In general, named executives are eligible for employee benefits available to our employee population as a whole, including our health care plans, pension and thrift/401(k) plans and charitable donation matching program.

Perquisites.  In 2008, we provided our named executives limited perquisites not available to our general employee population, to the extent we believed they were appropriate for retaining and attracting named executives or based on the business needs of the named executives in the performance of their job responsibilities. These perquisites included relocation benefits (including moving, temporary living and home selling and buying assistance), financial planning services, annual physical examinations, and, for the Chief Executive Officer only, a home security system, personal travel on charter aircraft by the executive and accompanying immediate family members in connection with business travel and as permitted by company policy, and personal use of a car and driver for commuting in the Washington, D.C. area.

The company has suspended its charter flights policy pending further review by the Compensation Committee.

13	Freddie Mac

Post-Termination Compensation.  Certain employment agreements and offer letters applicable to the named executive officers provide special termination benefits beyond our firm-wide severance plan. For more information, see “— Potential Payments Upon Termination or Change in Control” and “ — Employment and Separation Agreements.”

What Was the Impact of Conservatorship on Executive Compensation?

The compensation philosophy, practices and arrangements historically followed by Freddie Mac to assess executive performance and set executive compensation have not been applied fully with respect to compensation decisions relating to services rendered by the executives in 2008 and may not apply to compensation decisions for services rendered by the executives in 2009. FHFA has determined that none of the named executive officers will receive an annual bonus or long-term incentive award for their performance in 2008. Accordingly, the performance of such executives against scorecards or other specific corporate performance measures did not determine their compensation with respect to 2008. In addition, most members of the pre-conservatorship Board resigned following conservatorship. FHFA reconstituted the Board of Freddie Mac, revised the Board’s committee structure and assigned responsibility for executive compensation matters to the new Compensation Committee.

2008 Executive Compensation Decisions Made or Approved by Our Conservator

Upon its appointment as our Conservator in September 2008, FHFA succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets. As a result, our then-existing Board of Directors no longer had the power or duty to manage, direct or oversee the business and affairs of Freddie Mac, and the then-existing Board and its committees, including the CHRC, ceased functioning from the date of conservatorship until late December 2008. Of the compensation determinations for 2008 discussed below, only the base salary levels for our executive officers who served prior to conservatorship, the payment of Mr. Syron’s special extension bonus and the terms of Mr. Kain’s employment agreement were determined by the CHRC of the prior Board. The rest of the executive compensation decisions discussed below were determined by or approved by FHFA, in consultation with the Secretary of the Treasury. In particular, the determinations that incentive compensation, including performance-based RSUs, would not be paid for 2008 and decisions regarding the structure of the Retention Program (described below) were made by FHFA. The amount of the retention awards and Mr. Moffett’s $900,000 annual salary were approved by FHFA. See “— Compensation Tables — Grants of Plan-Based Awards — 2008.” The discussion below is based in part on information provided by FHFA regarding the factors it considered in reaching these executive compensation determinations.

Conservator’s Determination Relating to 2008 Annual Bonus and Long-Term Incentive Awards.  On September 17, 2008, our Conservator determined that no executive officer would be entitled to receive a cash bonus for 2008. In addition, our Conservator determined that long-term incentive awards would not be made to any executive officer for 2008.

Conservator’s Establishment of the Retention Program.  On September 17, 2008, our Conservator established an employee retention program, which we refer to as the Retention Program, under which some of our named executives received cash retention awards.

In establishing the Retention Program, which was implemented prior to Treasury’s announcement of compensation restrictions at certain U.S. financial institutions and recent legislative proposals to impose new restrictions on executive compensation or increase federal taxes on bonus compensation paid by certain financial institutions, our Conservator sought to provide meaningful financial incentives for employees to remain at Freddie Mac. Retaining critical employees is essential to ensure our viability while Congress, the Administration and other parties determine what the form and function of the company will be in future years.

When it established the Retention Program, FHFA directed that the pool from which retention awards could be paid to our executive officers would be funded at an amount no greater than 75% of the aggregate annualized 2008 bonus target amounts that previously had been established for executive officers by the CHRC. FHFA established this amount based on advice from its compensation consultant, HayGroup, regarding the appropriate structure and size of a retention program, based on HayGroup’s experience and familiarity with programs at other firms in related circumstances. In reaching this amount, FHFA sought to balance the goal of retaining critical executives with the need to limit compensation to an appropriate level given our current circumstances.

14	Freddie Mac

Individual awards for named executives under the Retention Program ranged from 0% to 150% of the target bonus established under our former cash bonus program for the executive’s position, unless otherwise approved by FHFA. The retention awards for Messrs. Kellermann and George exceeded 150% of their respective annualized target bonuses, and were approved by FHFA. See “— Direct Compensation Paid or Granted to Current Named Executives in 2008” below.

The size of the retention awards was based on the criticality to the company of the position that each executive holds, the expertise of the individual and the individual’s future potential. The overall pool for retention awards was smaller than the potential 2008 pool for awards under our previous annual cash bonus program; however, a specific individual’s award could be significantly less or greater than the individual’s target annual bonus. The awards were structured this way in recognition of Freddie Mac’s unsatisfactory performance in 2008, coupled with our urgent need to retain people occupying critical positions.

Individual retention awards were approved by FHFA in September 2008. In approving these awards, FHFA considered the recommendations of Mr. Moffett, who followed guidelines provided by FHFA regarding appropriate ranges for awards as a percentage of target bonuses under our former cash bonus program.

Sixty-five percent of each cash retention award is “service-based,” payable in three installments as follows: 20% was paid in December 2008, 20% will become payable in August 2009 and 25% will become payable in December 2009. The August 2009 and December 2009 payments will become payable only if the named executive remains employed by us. The remaining 35% of each of these awards is “performance-based” and may become payable in March 2010 if the named executive continues to be employed by us at that time. Eligibility for the payment will be based on the executive receiving a satisfactory performance rating and performance against the goals established for each executive receiving an award under the Retention Program. By structuring awards to provide for payments over an 18-month period, the Retention Program was designed to provide incentives for employees to remain at Freddie Mac. The amounts and payment schedule for these awards and the performance goals applicable to each of our current named executive officers receiving retention awards are set forth below under “— Direct Compensation Paid or Granted to Current Named Executives in 2008.’’

The Retention Program includes a provision that requires payment of award amounts to participating executives even if their employment at Freddie Mac ends due to death or disability, or is terminated by Freddie Mac (or by our Conservator) for any reason other than gross misconduct (i.e., terminated under circumstances that would call for the payment of severance under company policy). This feature of the Retention Program recognizes that during our conservatorship, when long-term business and career prospects are uncertain and the company’s future structure, mission and critical executive skill sets have not yet been defined, a retention program is most likely to be effective if it reduces executive uncertainty by providing for payment upon separation in circumstances where the separation does not indicate gross misconduct on the part of the executive.

Direct Compensation Paid or Granted to Current Named Executives in 2008.  The following table shows the direct compensation granted in 2008 to our currently employed named executive officers. Messrs. Bostrom and George are our only named executive officers currently employed by Freddie Mac. No amounts are shown in this table for stock awards because, unlike in previous years, the named executive officers received no stock-based awards for 2008 performance. This table includes only some of the components of 2008 compensation that are reported in the Summary Compensation Table required under applicable SEC rules, which is set forth below under “— Compensation Tables — Summary Compensation Table.” It is not intended to replace any portion of the Summary Compensation Table or its accompanying footnotes.

15	Freddie Mac

Current	Base Salary as of		Portion of Cash Retention Award	Portion of Cash Retention Award
Named Executive	December 31, 2008(1)	Cash Bonus(2)	Granted in 2008 and Paid in 2008(3)	Granted in 2008 and Payable in 2009(3)

Robert E. Bostrom	600,000	—	180,000	405,000
Paul G. George	550,000	—	260,000	585,000

(1)	This amount represents annual base salary as of December 31, 2008, not amounts actually received by the named executives. Actual salary amounts received during 2008 are presented in our summary compensation table below under “Compensation Tables — Summary Compensation Table.”
(2)	No currently employed named executive received an annual cash bonus for 2008.
(3)	As discussed above in “What Was the Impact of Conservatorship on Executive Compensation? — Conservator’s Establishment of 2008 Retention Program,” 20% of the retention awards made to our named executives under our Retention Program was paid to the executives in December 2008. This portion of the retention awards is shown above in the “Portion of the Cash Retention Award Granted in 2008 and Paid in 2008” column. Forty-five percent of the awards is shown above in the “Portion of the Cash Retention Award Granted in 2008 and Payable in 2009” column, and will become payable as follows: 20% in August 2009 and 25% in December 2009, representing the second and third payments under each named executive’s retention award. The final 35% of each award, or $315,000 for Mr. Bostrom, and $455,000 for Mr. George, is “performance-based” and is payable, if at all, in March 2010. The amount of the March 2010 payment will be determined based on the executive receiving a satisfactory performance rating and performance against the goals in their respective retention award. The performance goal applicable to each named executive’s performance-based payment is as follows: Mr. Bostrom — Effective legal advice to the reconstituted Board of Directors; and Mr. George — Complete a three-phase leadership assessment and succession planning process for all divisions. Each future payment of these awards will become payable only if the named executive remains employed by us on the payment date or is involuntarily terminated for reasons other than gross misconduct.

2009 Executive Compensation Decisions Made or Approved by the Compensation Committee and Our Conservator

In September 2008, our Conservator initially determined that our executive compensation for 2009 would consist of: (1) salary, (2) the opportunity to receive cash bonuses under the annual cash bonus program and (3) the opportunity to receive long-term incentive deferred cash awards. However, standards regarding executive compensation levels and components, particularly in the financial services industry, are changing significantly. For example, the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009, provides limitations on executive compensation for entities receiving financial assistance under the Troubled Assets Relief Program, or TARP. We have not received assistance under TARP. Additionally, on February 4, 2009, Treasury announced new restrictions on executive compensation that will apply prospectively to certain financial institutions receiving government assistance. It is not yet clear whether these new standards, or other market developments, might affect our executive compensation program for 2009.

Compensation Paid or Granted Since Conservatorship

Salary Determinations.  Mr. Moffett received an annual salary of $900,000 per year, prorated for the time he was employed by Freddie Mac.

No decisions have been made yet regarding 2009 salaries for our continuing named executives, and they are currently being paid at their 2008 salary levels. It is anticipated that determinations regarding salary, incentive awards and other forms of compensation for 2009, and the performance objectives to be used in making such determinations, will be made by the Compensation Committee, in consultation with FHFA, management and the compensation consultant firms engaged by FHFA and the Compensation Committee (currently HayGroup and Hewitt, respectively). It is not clear what portion (if any) of the company’s previous process for setting compensation will be applied by FHFA.

Retention Award Determinations.  The terms of the awards made to our named executive officers under the Retention Program are discussed under “— 2008 Executive Compensation Decisions Made or Approved by Our Conservator” above.

Separation Benefit Determinations.  The separation benefits that were paid to Mr. Die in connection with his departure from Freddie Mac are discussed under “— Employment and Separation Agreements” below.

What Written Agreements Do We Have That Provide for Continued Employment of Our Named Executive Officers?

While most of our officers are not covered by employment agreements, some of the former named executive officers had employment agreements or offer letters that provide certain contractual protections, such as guaranteed base salary levels, guaranteed incentive payments in certain situations and/or special termination benefits in certain circumstances, including a change in control of Freddie Mac or termination of the executive, which are described in “— Potential Payments Upon Termination or Change in Control” and “— Employment and Separation Agreements.”

16	Freddie Mac

None of the offer letters to which any of our current named executive officers is a party includes any currently effective provision that calls for guaranteed amounts of base salary or incentive payments or special termination benefits.

The termination provisions contained in our former named executive officers’ agreements differ significantly among the named executive officers. These differences grew out of the different negotiations that occurred with respect to the employment of the former named executive officers. With the exception of Messrs. Kellermann and Kain, all of our named executive officers were hired since 2003, when we announced the need to restate our financial results for 2000 through 2002. As is typical in such periods of transition, uncertainties among executive officers about their tenure and long-term prospects are greater than they otherwise would be. We believe the contractual protections provided were necessary to recruit and retain these executives. During the negotiations with our former named executive officers, we relied on the advice of Hewitt and competitive market survey data in the financial services industry provided by Hewitt in structuring the post-employment compensation arrangements. Each arrangement was entered into following arms-length negotiations with the named executive officer. In addition, each post-employment compensation arrangement was submitted to OFHEO, the predecessor of FHFA, for its review and approval as required by law. We believe these provisions were instrumental in the decisions of these executives to join Freddie Mac.

Compensation arrangements for David M. Moffett, our former Chief Executive Officer, were determined by FHFA in its capacity as Conservator. Mr. Moffett resigned effective March 13, 2009.

In November 2005, Mr. Kain entered into an agreement with Freddie Mac setting the terms of his employment as Senior Vice President — Mortgage Investment and Structuring (the position he held prior to being promoted to Senior Vice President — Investments and Capital Markets) through December 31, 2008 and the compensation he was to be paid. A more detailed description of that agreement is provided below under “— Employment and Separation Agreements.” Among other things, Mr. Kain’s employment agreement provided that in the event that Mr. Kain terminated his employment with Freddie Mac for any reason during 2009, Freddie Mac would be obligated to pay him for 2008 an amount which, when added to certain other amounts previously paid to him with respect to 2008, would bring the total compensation paid to him for 2008 to $3 million, which was the total amount of compensation we agreed to pay him for each of 2006, 2007 and 2008. Mr. Kain resigned his employment with Freddie Mac effective January 20, 2009. FHFA determined that Freddie Mac would not provide any termination benefits to Mr. Kain pursuant to the November 2005 employment agreement, including any payment of termination benefits. See “— Employment and Separation Agreements” for additional information.

What Role Will Our Board’s Compensation Committee Have in Setting Compensation in 2009?

As described above, FHFA has reconstituted our Board and appointed a Compensation Committee. Although the Compensation Committee will take the lead role in considering and recommending executive compensation, the following circumstances will affect the Compensation Committee’s exercise of its authority:

•	Our directors serve on behalf of FHFA and exercise their authority as directed by FHFA. More information about the role of our directors is provided above in “Item 10 — Directors, Executive Officers and Corporate Governance — Authority of the Board and New Board Committees.”

•	FHFA, as our Conservator, has directed that our Board consult with and obtain FHFA’s approval before taking any action involving compensation or termination benefits of any officer at the executive vice president level and above and including, regardless of title, executives who hold positions with the functions of chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general/internal auditor.

•	Under the terms of the Purchase Agreement, we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

•	Under the terms of the Purchase Agreement, we may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement. This restricts our ability to offer equity-based compensation.

17	Freddie Mac

•	While we are in conservatorship, FHFA, as our Conservator, retains the authority not only to approve both the terms and amount of any compensation to any of our executive officers, but also to modify any such arrangements.

•	FHFA, as our regulator, must approve any termination benefits we offer to our named executives and certain other officers identified by FHFA. Under the Reform Act, FHFA, as our regulator, also has the power to approve, disapprove or modify executive compensation until December 31, 2009 in addition to its authority as our Conservator.

•	Under the Reform Act and related regulations issued by FHFA in September 2008 and finalized in January 2009, the Director of FHFA has the authority to prohibit or limit us from making any “golden parachute payment” to specified categories of persons, including the named executive officers, by regulation or order using the factors in the regulations. A “golden parachute payment” is defined to include any payment that: (1) either is contingent on, or by its terms is payable on or after, the termination of a person’s primary employment or affiliation with us and (2) is received on or after the date on which a conservator was appointed for us. Under the regulations, the term “golden parachute payment” does not include certain payments including: (1) a payment made pursuant to a tax-qualified pension or retirement plan, (2) a payment pursuant to a bona fide deferred compensation plan or arrangement that the Director of FHFA determines, by regulation or order, to be permissible or (3) a payment made by reason of death or by reason of termination caused by disability. (FHFA exercised this authority by prohibiting certain payments to Messrs. Syron, Piszel (both in 2008) and Kain (in 2009) in connection with their departures from Freddie Mac on certain grounds, including that such payments constituted golden parachute payments. Ms. Cook also received no severance benefits. See “— Potential Payments Upon Termination or Change in Control” and “— Employment and Separation Agreements.”)

Other Executive Compensation Considerations

What Are Our Stock Ownership and Hedging Policies?

In November 2008, FHFA approved the suspension of our stock ownership guidelines because of the difficulty of meeting the requirements at current market prices and because we had ceased paying our executives stock-based compensation. Also, the Purchase Agreement prohibits us from issuing any shares of Freddie Mac equity securities. The suspension of stock ownership requirements is expected to continue through the conservatorship and until Freddie Mac resumes granting stock-based compensation.

All employees, including our named executives, are prohibited from purchasing and selling derivative securities related to our equity securities, including warrants, puts and calls, or from dealing in any derivative securities other than pursuant to our stock-based benefit plans.

What is the Role of Compensation Consultants?

The Compensation Committee has retained and is assisted by Hewitt in carrying out its responsibilities. Hewitt’s role is to assist the Compensation Committee (and previously, the CHRC) with oversight of compensation and benefits. In addition, on an ad-hoc basis, the Compensation Committee or the full Board may engage Hewitt for special projects. Hewitt also provided consulting services to the company’s management during 2008 regarding various compensation and benefit matters. In its capacity as a consultant to management, Hewitt also helps management identify acceptable approaches to ensure that compensation continues to clearly link to short- and long-term performance.

The Compensation Committee engages Hewitt directly and requires management to disclose annually to the Compensation Committee the work performed by and the fees paid to Hewitt, including any work Hewitt performed for management. The Compensation Committee annually reviews and pre-approves any services that Hewitt will provide to management so that the Compensation Committee can determine that Hewitt’s acceptance of engagements and remuneration from management has not impaired the firm’s ability to provide independent advice regarding management compensation to the Compensation Committee. Fees for Hewitt’s consulting advice to the Compensation Committee, the CHRC and the GNROC for the year ended December 31, 2008 were approximately $216,000, including travel expenses for attendance at committee meetings. Fees for Hewitt’s services to management for the year ended December 31, 2008 were approximately $170,000, including travel expenses for attendance at meetings.

18	Freddie Mac

When Do We Use Alternative Survey Sources?

We have not always been able to use the Comparator Group to obtain competitive compensation information for all named executive officers, such as when comparable executive positions do not exist in the Comparator Group or when available data are incomplete. In those instances, we have used data from alternative widely used survey sources for financial services companies. In those cases in which the alternative survey sources do not identify executive positions comparable to our positions, we have set compensation targets based on our best estimate of the relative scope and responsibilities of the position as compared to the scope and responsibilities of comparable positions within Freddie Mac for which survey data exists.

For Ms. Cook’s position, Executive Vice President — Chief Business Officer and Mr. Kain’s position, Senior Vice President — Investments & Capital Markets, a reasonable match and/or sufficient data were not available in the Comparator Group and a survey by McLagan, an Aon consulting company, was used. Overall, we believe the financial services companies that participated in the McLagan survey appropriately represent our relevant labor market, and that the McLagan survey is an appropriate source of compensation data for jobs that cannot be found in the Hewitt Comparator Group survey. To protect the confidentiality of the companies participating in the surveys used to set Ms. Cook’s and Mr. Kain’s compensation, McLagan did not identify these companies.

Did Mr. Syron Receive Any Payment in Connection with His Special Performance Award?

In November 2007, the CHRC granted a special performance award to Mr. Syron consisting of a special, one-time cash award opportunity designed to provide additional incentive and recognition for the extension of his employment agreement and completion of key tasks beyond the performance measures established by the 2007 Bonus Funding Scorecard. The award was to cover the period from June 1, 2007 through September 30, 2009. The amount of the special performance award was to have ranged from $0 to $6 million, with no guarantee that any payment would be made.

In connection with the extension of his employment agreement, Mr. Syron was also to receive a special extension bonus of $3,500,000, payable in three installments. In July 2007 and July 2008, Mr. Syron received payments of $1,250,000 and $1,500,000, which were the first and second installment payments, respectively, of the special extension bonus. The third installment of $750,000 was cancelled upon the termination of Mr. Syron’s employment.

On September 7, 2008, FHFA, acting as Conservator, replaced Mr. Syron as Chief Executive Officer. On November 7, 2008, Mr. Syron ceased to be an employee of Freddie Mac and left the company without receiving any further payment under any agreement or arrangement between Mr. Syron and Freddie Mac, including the special performance award and the special extension bonus. For more information on the special performance award and the special extension bonus, see our Form 10 filed with the SEC on July 18, 2008.

Is There Any Regulatory Oversight of Our Compensation Process for Named Executive Officers?

Until July 2008, OFHEO, as our safety and soundness regulator, had a defined role in overseeing the compensation of our named executive officers, as well as the compensation of certain other executive officers. We notified OFHEO of actions relating to the compensation of this group of executives. Under then-existing law, OFHEO was permitted to prohibit compensation to such executives that it determined to be unreasonable or not comparable to the pay earned by similar executives in similar businesses. In addition, OFHEO had to approve any termination benefits that we wished to provide to this group of executives.

As the successor to OFHEO, FHFA’s powers with respect to executive compensation were substantially expanded by two events that occurred in 2008: (i) the enactment of the Reform Act, and (ii) our conservatorship. Among other things, the Reform Act authorizes FHFA to consider a broad range of factors (including possible wrongdoing by an executive) in deciding whether compensation is “reasonable and comparable” under the statutory standard; permits FHFA to withhold and escrow amounts of compensation while it reviews reasonableness and comparability; and allows FHFA to (a) reduce or set aside termination benefits, even if it had previously approved such benefits; (b) approve, disapprove or modify executive compensation in other respects, during the period of Treasury’s temporary authority to purchase debt, preferred stock, and other securities issued by Freddie Mac; (c) prohibit golden parachute or indemnification payments; (d) take other actions regarding compensation if it finds that the compensation constitutes an unsafe or unsound practice; and (e) exercise other powers if it finds us to be significantly undercapitalized (including replacement of any of our directors and executive officers).

19	Freddie Mac

What is Our Compensation Recoupment Policy?

Our standard RSU and stock option award agreements provide that, in the event that the employee seeks or accepts employment with one of our competitors (as defined in the agreement), any unvested RSUs and any unexercised stock options would be immediately cancelled and forfeited and that the recipient would be required to repay all after-tax gains recognized upon the settlement of RSUs or exercise of our stock options under the award.

Section 304 of the Sarbanes-Oxley Act provides that if we are required to restate our financials due to material noncompliance with any financial reporting requirement under the securities laws as a result of misconduct, our Chief Executive Officer and our Chief Financial Officer must reimburse us for (1) any bonus or other incentive-based or equity-based compensation received during the 12 months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of our securities during those 12 months.

How Do We Determine the Grant Date of Equity Awards?

As previously discussed, no equity grants were made for 2008 performance and no grants are contemplated for the foreseeable future. However, at times when equity grants are or have been made, Freddie Mac has had a policy for the dating of all equity grants. The effective date of grant was the date of the CHRC meeting at which an award was approved, unless there was material non-public information pending. If there was material non-public information pending, the effective date of grant would be deferred to the third business day following the public announcement of the material non-public information. The effective date of grant for sign-on awards was the next regularly scheduled meeting of the CHRC following the CHRC’s approval and the individual’s first date of employment. However, under the terms of the Purchase Agreement, Freddie Mac may not, without the prior consent of Treasury, issue capital stock of any kind, including equity grants.

Compensation Committee Interlocks and Insider Participation

None of the members of the Board of Directors who served on the Compensation Committee (or its predecessor, the CHRC) during fiscal year 2008 were officers or employees of Freddie Mac or had any relationship with Freddie Mac that would be required to be disclosed by Freddie Mac under Item 407(e)(4) of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended that the Compensation Discussion and Analysis be included in this amendment to our Annual Report on Form 10-K.

This report is respectfully submitted by the members of the Compensation Committee of the Board.

Eugene B. Shanks, Jr., Chairman
Barbara T. Alexander
Linda B. Bammann
Christopher S. Lynch

As noted above, the Compensation Committee was reconstituted as of December 18, 2008 when FHFA appointed new directors to the Board, and it held its first meeting on December 31, 2008.

20	Freddie Mac

Compensation Tables

The following tables set forth compensation information for all individuals who served as our Chief Executive Officer during 2008, all individuals who served as our Chief Financial Officer during 2008, our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2008, and two executive officers who otherwise would have been listed in the table but had ceased to be executive officers before December 31, 2008.

Summary Compensation Table

						Change in
						Pension Value
						and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Awards(2)	Awards(2)	Earnings(3)	Compensation(4)	Total

Former Officers
David M. Moffett(5) Former Chief Executive Officer	2008	$283,269	$0	$0	$0	$0	$54,812	$338,081
Richard F. Syron(5)	2008	1,110,417	1,500,000	(1,221,757)	1,112,704	1,123,274	503,653	4,128,291
Former Chairman of the Board and	2007	1,200,000	3,450,000	8,662,876	3,471,051	734,063	663,585	18,181,575
Chief Executive Officer	2006	1,100,000	2,400,000	7,162,448	3,261,460	355,273	453,882	14,733,063
David B. Kellermann(5) Former Acting Chief Financial Officer	2008	319,417	170,000	461,025	27,310	147,042	89,327	1,214,121
Anthony S. Piszel(5)	2008	528,788	0	310,704	0	0	69,559	909,051
Former Executive Vice President and	2007	650,000	1,350,000	1,875,521	0	84,038	352,469	4,312,028
Chief Financial Officer	2006	88,750	3,100,000	93,593	0	0	367,954	3,650,297
Patricia L. Cook(5)	2008	563,125	0	800,992	410,156	0	215,234	1,989,507
Former Executive Vice President —	2007	600,000	1,400,000	1,717,224	603,851	225,550	236,578	4,783,203
Chief Business Officer	2006	600,000	2,300,000	1,118,767	533,747	221,353	123,062	4,896,929
Kirk S. Die(5) Former Senior Vice President — General Auditor	2008	126,090	0	913,671	15,338	0	1,148,596	2,203,695
Gary D. Kain(5) Former Senior Vice President — Investments & Capital Markets	2008	600,000	801,730	1,366,289	78,124	616,879	271,801	3,734,823

Current Officers
Robert E. Bostrom Executive Vice President — General Counsel & Corporate Secretary	2008	600,000	180,000	898,576	50,079	105,907	106,694	1,941,256
Paul G. George Executive Vice President — Human Resources & Corporate Services	2008	541,667	260,000	1,167,193	78,241	131,751	94,698	2,273,550
The amounts shown in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table represent amounts recognized as equity awards expense for financial statement reporting purposes in accordance with SFAS No. 123(R), which are primarily based on the trading price of our common stock on the date of grant for RSUs and the fair value of options estimated using a Black-Scholes option pricing model. Accordingly, the values shown are significantly higher than the value ultimately realized on these awards by our named executive officers, especially for 2008. The following table provides a comparison of 2008 total compensation for all named executive officers as reported in the Summary Compensation Table, with a recalculated amount that reflects the value of RSUs that vested during 2008, based on the closing market price of our common stock on the vesting dates. The adjusted amounts presented in the second column below differ substantially from the total compensation amounts presented in the 2008 Summary Compensation Table required by the SEC and are not substitutes for those amounts.

		As Adjusted Using Value of
Name	As Reported	Stock Awards Vesting in 2008

Former Officers
Mr. Moffett	$338,081	$338,081
Mr. Syron	4,128,291	6,998,645
Mr. Kellermann	1,214,121	824,035
Mr. Piszel	909,051	917,414
Ms. Cook	1,989,507	1,457,104
Mr. Die	2,203,695	1,393,286
Mr. Kain	3,734,823	2,733,688
Current Officers
Mr. Bostrom	1,941,256	1,228,975
Mr. George	2,273,550	1,302,406

The only difference between total compensation as reported in the 2008 Summary Compensation Table and the adjusted amount presented above is the treatment of stock and option awards. The amounts reported in the 2008 Summary Compensation Table represent the expense recognized for financial statement reporting purposes with respect to equity awards outstanding at any point in 2008 (including unvested awards granted in previous years). The stock and option award amounts included in the second column above reflect the value for RSUs that vested during 2008, based on the

21	Freddie Mac

closing price of our common stock on the vesting date. That price is multiplied by the number of RSUs that vested. No value is included for stock options, as no vested and exercisable options were exercised during 2008 by the named executive officers, nor is the exercise price of any such options less than the closing price of our common stock on December 31, 2008.

(1)	In its role as Freddie Mac’s Conservator, FHFA announced on September 17, 2008 that no executive officer of Freddie Mac would be entitled to receive an annual cash bonus or long-term incentive award with respect to their performance during 2008.

The amounts shown in 2008 for Messrs. George, Bostrom, Kellermann and Kain represent the first of four installment payments under the Retention Program established on September 17, 2008 following our entry into conservatorship. Like the first installment paid in 2008, the second and third installments payable during 2009 are service-based — i.e., contingent only on the executive’s remaining employed by us on the date each payment is scheduled to be made. The aggregate amounts payable to the named executives currently employed by us if they remain so employed in 2009 are as follows: Mr. Bostrom — $405,000; and Mr. George — $585,000. The final performance-based phase of the retention award, which is payable in 2010 only upon attainment of certain performance objectives, is set forth below in the “Grant of Plan-Based Awards” table. For more information about the terms of the Retention Program and the amount of awards thereunder, see “Compensation Discussion and Analysis — What Was the Impact of Conservatorship on Executive Compensation? — 2008 Executive Compensation Decisions Made or Approved by Our Conservator — Direct Compensation Paid or Granted to Current Named Executives in 2008.” Mr. Kellermann received the first of the service-based installments in 2008. Pursuant to the terms of the award agreement, the remaining payments of $680,000 became payable upon his death. Mr. Kain received only the first of the service-based installments. His eligibility for the second through fourth installments was forfeited upon his resignation in January 2009. The amount shown for Mr. Kain in 2008 also reflects $1,730 for an Inventor Recognition Award, which included a tax gross-up.

Mr. Syron’s bonus in 2008 and 2007 includes the first two installment payments of a special extension bonus of $1,500,000 and $1,250,000, respectively, for his agreement to extend the terms of his employment agreement. Mr. Piszel’s bonus in 2006 includes a one-time cash sign-on bonus of $2,500,000.

(2)	See Note 11 to the consolidated financial statements included in the Form 10-K for a discussion of the assumptions used in determining SFAS No. 123(R) values. The amounts reported disregard estimates of forfeitures for awards with service-based vesting conditions but do reflect actual forfeitures. Such forfeitures result in the reversal of previously recognized expense, which may result in a negative amount being presented for stock or option awards. There can be no assurance that the SFAS No. 123(R) amounts will ever be realized by any named executive officer.

Grants of RSUs include the right to receive dividend equivalents. Stock options granted prior to January 1, 2006 also include dividend equivalent rights on each share underlying the option equal to the dividend per share declared and paid on our outstanding common stock. As a result of an amendment made in response to Code Section 409A, dividend equivalents on stock options not vested as of December 31, 2004 are distributed as soon as practicable after dividends on our common stock have been declared and paid. Dividend equivalents on stock options vested as of December 31, 2004, are accrued and payable in cash upon exercise or expiration of the option.

Although dividends on common stock have been suspended during the conservatorship by order of the Conservator, payment of accrued dividend equivalents on stock options vested as of December 31, 2004 will occur as those options expire unexercised.

The value of dividend equivalents is recognized in the compensation expense of the stock option and RSU awards shown in the 2008 Summary Compensation Table. The table below shows the actual amount of cash dividend equivalents paid in the years shown to the named executive officers on their outstanding RSU awards and the portions of their outstanding stock option awards that were not vested and exercisable before January 1, 2005.

		Dividend Equivalents	Dividend Equivalents	Total Dividend
	Year	Paid on RSUs	Paid on Stock Options	Equivalents Paid

Former Officers
Mr. Moffett	2008	$0	$0	$0
Mr. Syron	2008	463,571	248,977	712,548
	2007	400,489	497,955	898,444
	2006	471,555	1,180,719	1,652,274
Mr. Kellermann	2008	21,313	5,975	27,288
Mr. Piszel	2008	165,398	0	165,398
	2007	168,561	0	168,561
	2006	39,470	0	39,470
Ms. Cook	2008	135,019	42,127	177,146
	2007	121,704	84,255	205,959
	2006	111,177	190,655	301,832
Mr. Die	2008	19,152	0	19,152
Mr. Kain	2008	75,640	31,488	107,128

Current Officers
Mr. Bostrom	2008	63,075	0	63,075
Mr. George	2008	77,166	0	77,166

(3)	Except for the deferred compensation amounts described in the last paragraph of this note, the amounts reported in this column reflect only the actuarial increase in the present value of each named executive officer’s accrued benefits under our Pension Plan and the Pension SERP Benefit from September 30, 2005 to September 30, 2006 (for 2006), from September 30, 2006 to September 30, 2007 (for 2007), and from September 30, 2007 to December 31, 2008 (for 2008), determined using the time periods and assumptions applied in our consolidated financial statements for the years ended December 31, 2006, 2007 and 2008, respectively, and the normal retirement age of 65 specified in the Pension Plan. See Note 15 to the consolidated financial statements included in our Form 10-K for a discussion of these time periods and assumptions. Present values are determined based on generational mortality tables developed by the Society of Actuaries’ Retirement Plans Experience Committee. Mr. Moffett was not a participant in the Pension Plan as of December 31, 2008 because he had not attained one year of service as required for participation under the Pension Plan.

With the exception of Messrs. Kellermann, Kain and Syron, the values reported include amounts that the named executive officers are not currently entitled to receive because such amounts are not yet vested. The amounts reported do not include values associated with retiree medical benefits, which are generally available on the same terms to all employees.

The amounts reported for Messrs. Kellermann, Kain and George also include the above-market earnings on their accumulated balances in the Executive Deferred Compensation Plan as of December 31, 2008. The amounts of the above-market earnings for these individuals are as follows: Mr. Kellermann — $3,632; Mr. Kain — $55,051; and Mr. George — $6,459. Deferrals under the Executive Deferred Compensation Plan are credited with interest compounded daily at the rate of 1% per annum in excess of the prime rate as reported by the Wall Street Journal on the

22	Freddie Mac

first business day of each calendar year during the deferral period. In 2008, interest was credited at a rate of 8.25% based on the prime rate on January 2, 2008 of 7.25% plus 1%. Nonqualified deferred compensation earnings included for Messrs. Kellermann, Kain and George consisted of the above-market portion of interest paid in 2008, which was 3.02%, equal to the 8.25% credited minus 120% of the applicable federal long-term rate, or 5.23%.

(4)	Amounts reflect (i) basic and matching contributions we made to our tax-qualified Thrift/401(k) Savings Plan; (ii) accruals we made pursuant to the Thrift/401(k) SERP Benefit; (iii) FlexDollars (described below); (iv) the dollar value of premiums paid by us with respect to life and disability insurance for policies which are not generally available to all employees; (v) perquisites and other personal benefits received; (vi) gross-ups for the payment of taxes associated with perquisites and other personal benefits; and (vii) amounts paid or accrued pursuant to an arrangement in connection with any termination of employment. These amounts are as follows:

		Thrift/401(k) Savings	Thrift/401(k)	Flex	Life and Disability		Tax	Paid or Accrued
	Year	Plan Contributions	SERP Accruals	Dollars	Insurance Premiums	Perquisites	Gross-Ups	Severance

Former Officers
Mr. Moffett	2008	$0	$0	$363	$0	$49,259	$5,190	$0
Mr. Syron	2008	17,400	389,900	37,955	10,259	38,917	9,222	0
	2007	17,041	327,575	22,344	167,694	117,731	11,200	0
	2006	13,200	229,375	22,344	167,694	15,114	6,155	0
Mr. Kellermann	2008	20,850	55,748	12,729	0	0	0	0
Mr. Piszel	2008	9,283	49,038	10,756	0	0	482	0
	2007	0	2,438	14,655	0	272,188	63,188	0
	2006	0	0	180	0	250,132	117,642	0
Ms. Cook	2008	17,400	184,869	12,965	0	0	0	0
	2007	13,666	209,200	13,712	0	0	0	0
	2006	13,100	96,250	13,712	0	0	0	0
Mr. Die	2008	13,950	4,850	3,463	0	0	0	1,126,333
Mr. Kain	2008	20,850	214,960	35,991	0	0	0	0

Current Officers
Mr. Bostrom	2008	13,950	78,600	14,144	0	0	0	0
Mr. George	2008	13,950	68,144	12,604	0	0	0	0

Employer contributions to the Thrift/401(k) Savings Plan are available on the same terms to all of our employees. We match up to the first 6% of eligible compensation at 100% of the employee’s contributions, with the percentage matched dependent upon the employee’s length of service. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. In addition, we have discretionary authority to make additional contributions to our Thrift/401(k) Savings Plan, referred to as the “basic contribution,” that are allocated uniformly on behalf of each eligible employee, based on a stated percentage of each employee’s eligible compensation. If the company decides to make a discretionary basic contribution, that contribution is made by the company after the end of the calendar year to which it relates. The formula for the contribution is 2% of pay up to the Social Security wage base, which was $102,000 for 2008, and 4% of pay above the Social Security wage base. Discretionary basic contributions were approved and posted to employees’ accounts in 2006, 2007 and 2008. For basic contributions received prior to January 1, 2008, employees became 100% vested in the basic contribution after five years of service. Basic contributions received on or after January 1, 2008 are subject to a graded vesting schedule under which they become vested at the rate of 20% per year after each of the first through the fourth years of service and become fully vested after five years of service.

For additional information regarding the Thrift/401(k) SERP Benefit, see “Non-qualified Deferred Compensation” below. Amounts for the Thrift/401(k) Savings Plan Contributions and Thrift/401(k) SERP Accruals are presented without regard to vesting status.

FlexDollars are provided under our Flexible Benefits Plan and are generally available to all employees to offset costs related to medical coverage, dental coverage, vision coverage, group term life insurance, accidental death and personal loss insurance, and vacation purchase. FlexDollars can be used to offset the cost of other benefits and any unused FlexDollars are payable as taxable income.

We provided Mr. Syron life insurance policies totaling $10,000,000 to be paid in the event of his death and a disability policy due to be paid to Mr. Syron in the event of his disability. This commitment to Mr. Syron ended upon the termination of his employment with us. Amounts reported reflect premiums paid on these policies.

Perquisites include financial planning services, personal use of car and driver for commuting in the Washington, D.C. metro area (for Messrs. Moffett and Syron only), a home security system and personal air charter travel by the executive and accompanying family members in connection with business travel and as permitted by company policy (for Mr. Syron only), vacation in excess of that provided to other employees to accommodate travel plans that were in place at the time of hire (for Mr. Moffett only), relocation expenses and annual physical examinations. Perquisites are valued at their aggregate incremental cost to Freddie Mac. During the years reported, the aggregate value of perquisites furnished to all other named executive officers was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites or personal benefits for a named executive that, in the aggregate, amount to less than $10,000.

(5)	Mr. Moffett was appointed Chief Executive Officer on September 7, 2008 and resigned his position effective March 13, 2009. Mr. Kellermann became Acting Chief Financial Officer on September 24, 2008 and continued in that position until his death on April 22, 2009. Prior to that, he was Senior Vice President — Corporate Controller and Principal Accounting Officer from March 16, 2008 to September 24, 2008. Prior to that, he was Senior Vice President — Business Area Controller. Mr. Kain resigned his position as Senior Vice President — Investments & Capital Markets, effective January 20, 2009. He had been named to the position on May 1, 2008. Prior to that, he was Senior Vice President — Mortgage Investments & Structuring. Messrs. Syron and Piszel were terminated as a result of a determination made by FHFA effective November 7, 2008 and September 22, 2008, respectively. Ms. Cook’s position as Executive Vice President — Chief Business Officer was eliminated in connection with certain management and organizational changes and her employment terminated on November 17, 2008. Mr. Die resigned his position as Senior Vice President — General Auditor effective May 9, 2008.

23	Freddie Mac

Grants of Plan-Based Awards — 2008

The following table contains information concerning grants of plan-based awards to each of the named executive officers during 2008.

				Estimated Future Payouts Under	All Other Stock Awards:		Grant Date
			CHRC	Non-Equity Incentive Plan	Number of Shares of		Fair Value of Stock and
Name	Grant Date(1)		Approval Date(1)	Awards Target ($)(2)	Stock or Units (#)(3)		Option Awards ($)(4)

Former Officers
Mr. Moffett	—		—	$	—		$
Mr. Syron	3/7/08		3/7/08		381,680		7,500,012
	3/7/08	(5)	3/7/08		127,227		2,500,011
Mr. Kellermann	3/6/08		3/6/08		4,966	(6)	100,015
	3/7/08		3/7/08		20,357		400,015
	9/24/08		N/A	297,500
Mr. Piszel	3/7/08		3/7/08		122,138		2,400,012
	3/7/08	(5)	3/7/08		40,713		800,010
	3/7/08		3/7/08		10,179	(6)	200,017
Ms. Cook	3/7/08		3/7/08		106,871		2,100,015
	3/7/08	(5)	3/7/08		35,624		700,012
	3/7/08		3/7/08		10,179	(6)	200,017
Mr. Die	3/7/08		3/7/08		15,268		300,016
	3/7/08	(5)	3/7/08		5,090		100,019
	3/7/08		3/7/08		4,072	(6)	80,015
Mr. Kain	3/7/08		3/7/08		61,069		1,200,006
	3/7/08		3/7/08		17,812	(6)	350,006
	9/24/08		N/A	350,000

Current Officers
Mr. Bostrom	3/7/08		3/7/08		53,436		1,050,017
	3/7/08	(5)	3/7/08		17,812		350,006
	3/7/08		3/7/08		12,723	(6)	250,007
	9/24/08		N/A	315,000
Mr. George	3/7/08		3/7/08		66,794		1,312,502
	3/7/08	(5)	3/7/08		22,265		437,507
	3/7/08		3/7/08		2,545	(6)	50,009
	9/24/08		N/A	455,000

(1)	Except as otherwise noted, equity awards were made in 2008 in respect of the executive’s performance in 2007 and consist of RSUs, Performance RSUs and Supplemental RSUs. Performance RSUs are RSUs for which vesting is based on the accomplishment of certain objectives. Supplemental RSUs are those portions of the bonus for performance in 2007 that were delivered in RSUs to each named executive officer other than Messrs. Syron and Moffett. The CHRC approved the annual grants of RSUs, Performance RSUs and Supplemental RSUs for executive officers on March 7, 2008, with an effective grant date of March 7, 2008. The Supplemental RSU grant made to Mr. Kellermann was approved by the CHRC on March 6, 2008, with an effective grant date of March 6, 2008.

(2)	Messrs. Bostrom, George, Kain and Kellermann were the only named executive officers who received retention awards in September 2008 under the Retention Program. The awards were approved by FHFA, acting as Conservator. The amount of the initial service-based payment made to these officers in December 2008 is shown in the “Bonus” column of the Summary Compensation Table above. The aggregate amounts payable to each currently employed named executive in 2009 under the second and third service-based portions of the retention award are set forth above in note 1 to the Summary Compensation Table. The amounts reported in the Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target column of this table represent the aggregate remaining amount payable to each executive under his retention award under the final, performance-based portion of his award. The terms and performance goals applicable to the final performance-based portions of each award that are payable (if at all) in 2010 are discussed above under “Compensation Discussion and Analysis — What Was the Impact of Conservatorship on Executive Compensation? — 2008 Executive Compensation Decisions Made or Approved by Our Conservator— Direct Compensation Paid or Granted to Current Named Executives in 2008.”

Mr. Kain received his initial service-based payment but forfeited all remaining payments under his award (including the $350,000 shown in this column) as a result of his voluntary termination of employment, effective January 20, 2009. Pursuant to the terms of his retention award, the amount reported in the Estimated Future Payments Under Non-Equity Incentive Plan Awards Target column for Mr. Kellermann became payable upon his death on April 22, 2009.

(3)	To determine the number of RSUs, Performance RSUs and Supplemental RSUs, the CHRC first set the dollar amount to be awarded. On the grant date, that dollar amount was converted into RSUs, Performance RSUs and Supplemental RSUs by dividing the dollar amount of the award by the fair market value of our common stock on the grant date.

The RSUs and Performance RSUs granted to the named executive officers on March 7, 2008 vest at a rate of 25% on each anniversary of the grant date. The Supplemental RSUs granted to the named executive officers vest in three equal annual installments beginning on the first anniversary of the grant date.

(4)	The amounts reported in this column reflect the aggregate grant date fair value, determined in accordance with SFAS No. 123(R), of RSU, Performance RSU and Supplemental RSU awards granted during 2008.

The grant date fair value of RSU, Performance RSU and Supplemental RSU awards is calculated by multiplying the number of RSUs granted by the grant date fair value of our common stock. The grant date fair value of the RSU, Performance RSU and Supplemental RSU awards made in 2008 is based on the fair market value of our common stock on March 7, 2008, which was $19.65, except for Mr. Kellermann’s Supplemental RSU award, which is based on the fair market value of our common stock on March 6, 2008, which was $20.14.

(5)	Represents Performance RSUs. At its February 5, 2009 meeting, the Compensation Committee, at FHFA’s direction, cancelled all outstanding Performance RSUs granted during 2008. The amount of expense to be reversed for financial statement reporting purposes in 2009 associated with the cancellation of the Performance RSUs is: Mr. Bostrom — $79,134; and Mr. George — $98,913. Performance RSUs granted to Messrs. Syron, Piszel and Die and Ms. Cook were forfeited due to the termination of their employment. The amount of expense reversed for financial statement reporting purposes in 2008 associated with the forfeiture of the Performance RSUs was: Mr. Syron — $1,449,518; Ms. Cook — $114,278; Mr. Piszel — $97,267; and Mr. Die — $3,756.

(6)	Represents Supplemental RSUs.

24	Freddie Mac

Outstanding Equity Awards at Fiscal Year-End — 2008

The following table shows outstanding equity awards held by the named executive officers as of December 31, 2008.

	Option Awards							Stock Awards
	Number of Securities		Number of Securities		Option	Option		Number of Shares		Market Value of Shares
	Underlying Unexercised		Underlying Unexercised		Exercise	Expiration		or Units of Stock That		or Units of Stock That
Name	Options Exercisable (#)		Options Unexercisable (#)		Price ($)(1)	Date		Have Not Vested (#)		Have Not Vested ($)(2)

Former Officers
Mr. Moffett	—		—		$—	—		—		$—
Mr. Syron	166,580	(3)	—		64.36	11/07/11		—		—
	124,042	(3)	—		62.69	11/07/11		—		—
	65,715	(3)	—		60.45	11/07/11		—		—
Mr. Kellermann	340		0		60.75	03/04/09		318	(3)	232
	430		0		52.81	09/09/09		2,075	(3)	1,515
	1,060		0		41.38	03/02/10		4,389	(3)	3,204
	630		0		44.78	09/07/10		4,966	(4)	3,625
	950		0		67.85	03/01/11		20,357	(3)(7)	14,861
	1,490		0		64.35	02/29/12		—		—
	1,210		0		52.65	03/12/13		—		—
	2,610		0		59.51	03/31/14		—		—
	2,010		670		62.79	04/10/15		—		—
Mr. Piszel	—		—		—	—		—		—
Ms. Cook	18,580		0		64.63	02/17/09		—		—
	28,192		0		62.69	02/17/09		—		—
	19,790		0		60.45	02/17/09		—		—
Mr. Die	1,830	(3)	1,830	(3)	60.45	06/04/16		2,486	(4)	1,815
								1,690	(3)	1,234
								3,763	(3)	2,747
								19,340	(7)	14,118
Mr. Kain	810		0		60.75	03/04/09	(5)	1,595	(3)	1,164
	1,440		0		41.38	03/02/10	(5)	1,320	(6)	964
	10,440		0		64.35	02/29/12	(5)	17,395	(3)	12,698
	9,020		0		53.89	03/05/13	(5)	16,299	(3)	11,898
	6,890		0		59.51	03/31/14	(5)	78,881	(7)	57,583
	6,190		0		62.79	04/10/15	(5)	—		—
	4,790	(3)	4,790	(6)	63.21	03/13/16	(5)	—		—

Current Officers
Mr. Bostrom	5,975	(3)	5,975	(3)	60.45	06/04/16		6,000	(3)	4,380
								5,495	(3)	4,011
								11,285	(3)	8,238
								83,971	(7)	61,299
Mr. George	9,335	(3)	9,335	(3)	60.45	06/04/16		4,073	(3)	2,973
								8,590	(3)	6,271
								18,180	(3)	13,272
								91,604	(7)	66,871

(1)	Consistent with the terms of our 2004 Employee Plan, as amended, the option exercise price is set at a price equal to the fair market value of our common stock on the grant date.
(2)	Market value is calculated by multiplying the number of RSUs held by each named executive officer on December 31, 2008 by the closing price of our common stock on December 31, 2008 ($0.73), the last day of trading for the year.
(3)	Except as otherwise indicated, all option and stock awards listed in this table vest in four equal annual installments beginning on the first anniversary of the grant date. The grant dates were as follows: April 11, 2005, August 22, 2005, March 3, 2006, June 5, 2006 and March 29, 2007. Amounts reported in this table for RSUs represent only the unvested portion of awards. Amounts reported in this table for options represent only the unexercised portion of awards.
Mr. Syron’s option awards were unexercised stock options that, pursuant to his employment agreement, remain exercisable for three years following his November 2008 termination. Pursuant to his grant agreements, Mr. Kellermann’s stock options vested upon his death on April 22, 2009 and remain exercisable for 36 months, unless they expire earlier pursuant to their terms. All of Mr. Kellermann’s unvested RSUs vested upon his death and became nonforfeitable immediately. Ms. Cook’s option awards were unexercised stock options that remained exercisable for 90 days following her November 2008 termination. As of the date of this filing, all of her stock options have expired.

(4)	These stock awards vest in three equal annual installments beginning on the first anniversary of the May 4, 2006 and March 6, 2008 grant dates.
(5)	Mr. Kain resigned from the company effective January 20, 2009. The Option Expiration Date reported in the table, however, is the expiration date that existed as of December 31, 2008 as required for this table.
(6)	Stock options granted on March 14, 2006 vest at a rate of 25% on each of the first two anniversaries of the grant date and 50% on the third anniversary of the grant date.
(7)	RSUs and Performance RSUs granted on March 7, 2008 vest in four equal annual installments beginning on the first anniversary of the grant date, while the Supplemental RSUs granted on March 7, 2008 vest in three equal annual installments beginning on the first anniversary of the grant date. At its February 5, 2009 meeting, the Compensation Committee cancelled all outstanding Performance RSUs granted during 2008.

For information on alternative settlement provisions of RSU and stock option grants in the event of certain terminations, see “Potential Payments Upon Termination or Change in Control” below.

25	Freddie Mac

Option Exercises and Stock Vested — 2008

The following table sets forth information concerning value realized upon the vesting of RSUs during 2008 by each of the named executive officers. No named executive officer exercised options in 2008.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise (#)	on Exercise ($)	Acquired on Vesting (#)(1)	on Vesting ($)(2)

Former Officers
Mr. Moffett(3)	0	$0	0	$0
Mr. Syron(3)	0	0	104,454	2,761,301
Mr. Kellermann(3)	0	0	6,502	98,249
Mr. Piszel(3)	0	0	12,537	319,067
Ms. Cook(3)	0	0	29,339	678,745
Mr. Die(3)	0	0	4,510	118,600
Mr. Kain(3)	0	0	17,816	443,278
Current Officers
Mr. Bostrom	0	0	9,509	236,374
Mr. George	0	0	14,427	274,290

(1)	Amounts reported reflect the number of RSUs that vested during 2008 prior to our withholding of shares to satisfy applicable taxes.
(2)	Amounts reported are calculated by multiplying the number of pre-tax RSUs that vested during 2008 by the fair market value of our common stock on the date of vesting.
(3)	Mr. Piszel and Mr. Syron were terminated as a result of a determination by the Director of FHFA effective September 22, 2008 and November 7, 2008, respectively. Ms. Cook was terminated as a result of the elimination of her position effective November 17, 2008. Mr. Die terminated employment effective May 9, 2008, Mr. Kain resigned effective January 20, 2009 and Mr. Moffett resigned effective March 13, 2009. Mr. Kellermann died on April 22, 2009. For more information, see “Potential Payments upon Termination or Change in Control” and “Employment and Separation Agreements — Robert E. Bostrom,” “— Paul G. George,” “— Gary D. Kain” or “— Kirk S. Die.”

Pension Benefits — 2008

The following table shows the actuarial present value of the accumulated retirement benefits payable under the Freddie Mac Employees’ Pension Plan, or Pension Plan, and the component of the Freddie Mac Supplemental Executive Retirement Plan that relates to the Pension Plan, or Pension SERP Benefit, for each of the named executive officers, computed as of December 31, 2008. A summary of the material terms of each plan follows the table, including information on early retirement.

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)(1)	Accumulated Benefit ($)(2)	Last Fiscal Year ($)

Former Officers
Mr. Moffett	Pension Plan	0	$0	$0
	Pension SERP Benefit	0	0	0
Mr. Syron	Pension Plan	5	117,660	0
	Pension SERP Benefit	5	2,551,722	0
Mr. Kellermann	Pension Plan	16.3	105,977	0
	Pension SERP Benefit	16.3	267,626	0
Mr. Piszel	Pension Plan	0	0	0
	Pension SERP Benefit	0	0	0
Ms. Cook	Pension Plan	0	0	0
	Pension SERP Benefit	0	0	0
Mr. Die	Pension Plan	0	0	0
	Pension SERP Benefit	0	0	0
Mr. Kain	Pension Plan	20.3	151,351	0
	Pension SERP Benefit	20.3	1,767,837	0

Current Officers
Mr. Bostrom	Pension Plan	3	44,473	0
	Pension SERP Benefit	3	198,717	0
Mr. George	Pension Plan	3.3	53,763	0
	Pension SERP Benefit	3.3	227,079	0

(1)	Amounts reported represent the credited years of service for each named executive officer as of December 31, 2008, under the Pension Plan and the Pension SERP Benefit, respectively.
(2)	Amounts reported reflect the present value, expressed as a lump sum as of December 31, 2008, of each named executive officer’s benefits under the Pension Plan and the Pension SERP Benefit, respectively. Amounts reported are calculated using the assumptions applied in Note 15 to the consolidated financial statements included in our Form 10-K, and the normal retirement age of 65 specified in the Pension Plan. Present values represent generational mortality tables developed by the Society of Actuaries’ Retirement Plans Experience Committee. For Messrs. Bostrom and George, the amounts shown include amounts, if any, in which the named executive officers are not yet vested. Messrs. Moffett, Piszel and Die and Ms. Cook terminated employment before earning vested benefits, so the value of their accumulated benefits at December 31, 2008 was $0. Pension Plan and Pension SERP benefits do not vest until the participant reaches five years of service, at which time he or she vests fully. For additional information, see the descriptions of the employment agreements of our named executive officers under “Employment and Separation Agreements” below.

26	Freddie Mac

Pension Plan

The Pension Plan is a tax-qualified, defined benefit pension plan that we maintain, covering substantially all employees who have attained age 21 and completed one year of service with us. Pension Plan benefits are based on an employee’s years of service and compensation, up to limits imposed by law. Specifically, the normal retirement benefit under the Pension Plan for service after December 31, 1988 is a monthly payment commencing at age 65 calculated as follows:

•	1% of the participant’s highest average monthly compensation for the 36-consecutive month period during which the participant’s compensation was the highest,

•	multiplied by the participant’s full and partial years of credited service under the Pension Plan.

For purposes of the Pension Plan, compensation includes the non-deferred base salary paid to each employee, as well as overtime pay, shift differentials, non-deferred bonuses paid under our corporate-wide annual bonus program or pursuant to a functional incentive plan (excluding the value of any stock options or cash equivalents), commissions, and amounts deferred under the Thrift/401(k) Savings Plan, the Flexible Benefits Plan and qualified transportation benefits under Code Section 132(f)(4). Compensation does not include supplemental compensation plans providing temporary pay, or any amounts paid after termination of employment.

Notwithstanding the lump sum nature of the disclosure in the table above, lump sum payments are not permitted under the Pension Plan if the present value of the accrued benefit would equal or exceed $25,000. The normal form of benefit under the Pension Plan is an annuity providing monthly payments for the life of the participant (and a survivor annuity for the participant’s spouse if applicable). Optional forms of benefit payment are available. A benefit with an actuarial present value equal to or less than $5,000 may only be paid as a lump sum.

Participants under the Pension Plan who terminate employment before age 55 with at least five years of service are considered “terminated vested” participants. Such participants may commence their benefit under the Pension Plan as early as age 55. The benefit is equal to the vested portion of the participant’s accrued benefit, reduced by 1/180th for each of the first 60 months, and by 1/360th for each of the next 60 months, by which the commencement of such benefits precedes age 65.

An early retirement benefit is available to a participant who terminates employment on or after age 55 with at least five years of service. This early retirement benefit is reduced by three percent (3%) for each year (prorated monthly for partial years) by which the commencement of such benefits precedes the earlier of (i) age 65 or (ii) such participant’s attainment of age 62 or later with at least 15 years of service. Death benefits are available provided participant completed at least five years of service prior to death.

Supplemental Executive Retirement Plan — Pension SERP Benefit

The “Pension SERP Benefit” component of the SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under the Pension Plan if that plan (1) was not subject to certain limits on compensation that can be taken into account under the Code and (2) did not exclude from “compensation” amounts deferred under our Executive Deferred Compensation Plan. For example, the Pension Plan is only permitted under the Code to consider the first $230,000 of an employee’s compensation during 2008 for the purpose of determining the participant’s compensation-based normal retirement benefit. We believe the Pension SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

The Pension SERP Benefit is calculated as the participant’s accrued annual benefit payable at age 65 (or current age, if greater) under the Pension Plan without application of the limits described in the preceding paragraph, less the participant’s actual accrued benefit under the Pension Plan. The Pension SERP Benefit is vested for each participant to the same extent that the participant is vested in the corresponding benefit under the Pension Plan.

To be eligible for the Pension SERP Benefit for any year, the named executive officer must be eligible to participate in the Pension Plan and eligible for matching contributions and basic contributions under the Thrift/401(k) Savings Plan for part of that year.

Pension SERP Benefits that vest on or after January 1, 2005 are generally distributed in a lump sum after separation from service and are payable 90 days after the end of the calendar year in which separation occurs. Subject to plan limitations and restrictions under Code Section 409A, employees may elect that this portion of the Pension SERP be paid upon separation in the form of a single life annuity at age 65 or in equal annual installments over five,

27	Freddie Mac

10 or 15 years (including interest). Under IRS rules, distributions to so-called “key employees” (as defined by the IRS in regulations concerning Code Section 409A) on account of separation from service may not commence earlier than six months from the key employee’s separation from service. Payments under the SERP will be delayed if necessary to meet this requirement. In the case of death, the Pension SERP Benefit that vests on or after January 1, 2005 is distributed as a lump sum within 90 days of such event.

Pension SERP Benefits that vested prior to January 1, 2005 are generally distributed after separation from service (other than retirement) in the form of a single life annuity commencing at age 65. In the case of retirement, the vested pre-2005 Pension SERP Benefit is combined with the vested pre-2005 Thrift/401(k) SERP Benefit and is paid out in the form of a single life annuity payable at age 65 (or in a series of equal installments over 15 years commencing with retirement if actuarial estimates indicate that payment form would yield a longer period of payment). In the case of death, the vested pre-2005 Pension SERP Benefit is paid in the form of a lump sum within 90 days of such event.

Non-qualified Deferred Compensation

Executive Deferred Compensation Plan

The Executive Deferred Compensation Plan allows the named executive officers to defer receipt of a portion of their annual salary and cash bonus (and to defer settlement of RSUs granted between 2002 and 2007). The Executive Deferred Compensation Plan is a non-qualified plan and is unfunded (benefits are paid from the company’s general assets). The plan was amended and restated effective January 1, 2008. Pursuant to the amended and restated plan, deferrals may be made for a period of whole years as elected by the employee, but in no event past termination of employment. Deferred amounts are credited with interest, which is currently the prime rate as reported by the Wall Street Journal as of the first business day of the applicable calendar year, plus 1%. When employees make deferral elections for a particular year, they also specify the form in which the deferral will be distributed after the expiration of the election. The available selections are lump sum or reasonably equal installments over five, ten or fifteen years. A six-month delay in commencement of distributions on account of separation from service applies to key employees, in accordance with Code Section 409A. Hardship withdrawals are permitted in certain limited circumstances.

On October 8, 2008, we amended the Executive Deferred Compensation Plan to permit participants to make a one-time election by October 31, 2008 to change the timing and form of the distribution of their existing non-equity balances in the Executive Deferred Compensation Plan. Messrs. Kain, Kellermann and George elected new in-service distributions that are scheduled to be paid in three installments in March 2009, December 2009 and May 2010. Mr. Kellermann’s account balance will be distributed as a lump sum to his named beneficiary. Mr. Kain will receive his distribution based on the secondary elections he made at the time he deferred his pay. None of the other named executive officers made deferral elections under the Executive Deferred Compensation Plan.

Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit

The “Thrift/401(k) SERP Benefit” component of the SERP is an unfunded, nonqualified defined contribution plan designed to provide participants with the full amount of benefits that they would have been entitled to under the Thrift/401(k) Savings Plan if that plan (1) was not subject to certain limits on compensation that can be taken into account under the Code and (2) did not exclude from compensation amounts deferred under our Executive Deferred Compensation Plan. For example, in 2008 under the Code, only the first $230,000 of an employee’s compensation is considered when determining the company’s percentage-based matching contribution and any discretionary basic contribution for any participant in the Thrift/401(k) Savings Plan. We believe the Thrift/401(k) SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

The Thrift/401(k) SERP Benefit equals the amount of the employer matching contributions and basic contribution for each named executive officer that would have been made to the Thrift/401(k) Savings Plan during the year, based upon the participant’s eligible compensation, without application of the above limits, less the amount of the matching contributions and basic contribution actually made to the Thrift/401(k) Savings Plan during the year. Participants are credited with earnings or losses in their Thrift/401(k) SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP. Such investment options are based upon and mirror the performance of those investment options available under the Thrift/401(k) Savings Plan. As of December 31, 2008, there were 21 investment options in which participants’ notional amounts could be invested.

28	Freddie Mac

To be eligible for the Thrift/401(k) SERP Benefit, the named executive officer must be eligible for matching contributions and basic contributions under the Thrift/401(k) Savings Plan for part of the year. Additionally, to be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to employer matching contributions, the named executive officer must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis throughout the entire portion of the year in which the named executive officer is eligible to make such contributions. That portion of the Thrift/401(k) SERP Benefit is vested when accrued, while the accrual relating to the basic contribution paid prior to 2008 is subject to five-year cliff vesting, and the accrual relating to the basic contribution paid in 2008 and later years is subject to five-year graded vesting of 20 percent per year. For amounts vesting on or after January 1, 2005, the Thrift/401(k) SERP Benefit is distributed as a lump sum payable 90 days after the end of the calendar year in which separation from service occurs. In the case of death, the Thrift/401(k) SERP Benefit that vests on or after January 1, 2005 is paid in the form of a lump sum within 90 days of such event.

Thrift/401(k) SERP Benefits that vested prior to January 1, 2005 are generally distributed after separation from service (other than retirement) in the form of three reasonably equal annual installments, starting in the first quarter of the calendar year following the year in which the separation from service occurs. In the case of retirement, the vested pre-2005 Thrift/401(k) SERP Benefit is combined with the vested pre-2005 Pension SERP Benefit and is payable in the form of a single life annuity at age 65 (or in a series of equal installments over 15 years commencing with retirement if actuarial estimates indicate that this payment form would yield a longer period of payment). In the case of death, the vested pre-2005 Thrift/401(k) SERP Benefit is paid in the form of a lump sum within 90 days of such event.

The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the Thrift/401(k) SERP Benefit for each named executive officer and the Executive Deferred Compensation Plan, or EDCP, for Messrs. Kellermann, George and Kain (as the only participating named executive officers) as of December 31, 2008.

29	Freddie Mac

	Executive	Freddie Mac	Aggregate	Aggregate	Aggregate
	Contributions in	Accruals in	Earnings in	Withdrawals/	Balance at
Name	Last FY ($)(1)	Last FY ($)(2)	Last FY ($)(3)	Distributions ($)(4)	Last FYE ($)(5)

Former Officers
Mr. Moffett(6)
Thrift/401(k) SERP Benefit	$0	$0	$0	$0	$0
EDCP	0	0	0	0	0
Mr. Syron
Thrift/401(k) SERP Benefit	0	389,900	29,668	0	1,121,382
EDCP	0	0	0	0	0
Mr. Kellermann
Thrift/401(k) SERP Benefit	0	55,748	4,648	0	185,958
EDCP	0	0	9,725	8,664	122,987
Mr. Piszel
Thrift/401(k) SERP Benefit	0	49,038	1,098	0	52,578
EDCP	0	0	0	0	0
Ms. Cook
Thrift/401(k) SERP Benefit	0	184,869	(33,638)	0	326,911
EDCP	0	0	0	0	0
Mr. Die
Thrift/401(k) SERP Benefit	0	4,850	331	0	11,826
EDCP	0	0	0	0	0
Mr. Kain
Thrift/401(k) SERP Benefit	0	214,960	(303,400)	0	746,242
EDCP	0	0	147,407	85,515	1,865,485
Current Officers
Mr. Bostrom
Thrift/401(k) SERP Benefit	0	78,600	2,844	0	117,792
EDCP	0	0	0	0	0
Mr. George
Thrift/401(k) SERP Benefit	0	68,144	(25,100)	0	77,742
EDCP	109,833	0	17,163	0	256,836

(1)	The SERP does not allow for employee contributions. The amount reported in this column as Mr. George’s contribution to the EDCP is reported as 2008 compensation in the Summary Compensation Table.
(2)	Amounts reported reflect company accruals under the Thrift/401(k) SERP Benefit during 2008. These amounts are also reported in the “All Other Compensation” column in the 2008 Summary Compensation Table.
(3)	Amounts reported represent the total interest and other earnings credited to each named executive officer under the Thrift/401(k) SERP Benefit and the EDCP during 2008. Above-market earnings are reflected in the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the 2008 Summary Compensation Table for each of the following individuals, for the amounts listed, because each was a participant in the EDCP: (i) Mr. Kellermann: $3,632; (ii) Mr. George: $6,459; and (iii) Mr. Kain: $55,051. The credited interest rate for deferrals under the EDCP for 2008 was 8.25%.
(4)	Mr. Kellermann and Mr. Kain received a distribution under the EDCP during 2008 because the deferral period for a prior deferral election expired.
(5)	Amounts reported reflect the accumulated balances under the Thrift/401(k) SERP Benefit for each named executive officer, including non-vested accruals and, for Messrs. George, Kellermann and Kain, accumulated balances under the EDCP. Matching contribution accruals vest immediately, whereas the basic contribution accruals relating to the basic contribution paid prior to 2008 are subject to cliff vesting of 100 percent at the end of five years and the accrual relating to the basic contribution paid in 2008 and later years is subject to five-year graded vesting of 20 percent per year. Because none of the named executive officers, other than Messrs. Syron, Kain and Kellermann, has met the five-year vesting requirement for the basic contribution, the difference in the aggregate balance above and the vested balance is equal to the non-vested basic contributions plus earnings. For each of the former officers who were not vested (Messrs. Piszel and Die and Ms. Cook), the aggregate balance above is equal to only the vested portion of their account. The vested and non-vested components under the Thrift/401(k) SERP Benefit for each named executive officer are as follows: (i) Mr. Moffett: vested balance: $0; non-vested balance: $0; (ii) Mr. Kellermann: vested balance: $185,958; non-vested balance $0; (iii) Mr. Bostrom: vested balance: $99,424; non-vested balance $18,367; (iv) Mr. Kain: vested balance: $746,242; non-vested balance $0; (v) Mr. George: vested balance: $65,972; non-vested balance $11,770; (vi) Mr. Syron: vested balance: $1,121,382; non-vested balance: $0; (vii) Mr. Piszel: vested balance: $52,578; non-vested balance: $0; (viii) Mr. Die: vested balance: $11,826; non-vested balance $0; and (ix) Ms. Cook: vested balance: $326,911: non-vested balance: $0. If employment is terminated, all unvested amounts are forfeited upon such termination. For a more detailed discussion of the matching contribution accruals and basic contribution accruals, see “Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit” above.

The aggregate balances shown for Messrs. Syron and Piszel and Ms. Cook reflect reductions in the amount of $207,000, $37,788 and $124,369, respectively, to correct for over-accruals that occurred inadvertently during 2007 and 2008 under the Thrift/401(k) SERP Benefit. These excess accruals were deducted from the account of each of these executives before any SERP benefit amount had been paid to such officers. In addition, excess accruals covering a total of 104 other current and former officers (including Messrs. Bostrom, George, Kellermann and Kain) have been identified. In most cases, the accrual will also be recovered by the company by reversing the excess accrual from the officer’s balance. However, in 20 of these cases, SERP benefits that included excess accrual amounts were paid to terminated officers after their departure but before the over-accrual was discovered. The company has requested repayment of all excess amounts (which total $173,154) from these individuals.

The following 2007 and 2006 Thrift/401(k) SERP Benefit accrual amounts were reported in the column “All Other Compensation” in the 2007 and 2006 Summary Compensation Tables as compensation for each named executive officer for whom such accruals were made during such years, as follows: (i) Mr. Syron: 2007 — $327,575,  2006 — $229,375; (ii) Mr. Piszel: 2007 — $2,438,  2006 — $0; and (iii) Ms. Cook: 2007 — $209,200,  2006 — $96,250. The amounts shown for 2007 reflect the correction of over-accruals discussed in the preceding paragraph.

No above-market earnings under the EDCP were reported in the 2007 and 2006 Summary Compensation Table for Messrs. Syron and Piszel and Ms. Cook, since they did not defer any compensation under the EDCP during those years.

(6)	Mr. Moffett was hired September 7, 2008 and was not eligible for Thrift/401(k) SERP accruals as of December 31, 2008.

30	Freddie Mac

Potential Payments Upon Termination or Change in Control

We have entered into certain employment agreements or offer letters and maintain certain plans that will require us to provide compensation to our named executive officers in the event of a termination of employment or a change in control of Freddie Mac. The compensation and benefits potentially payable to each named executive officer if the officer had terminated his employment under various circumstances as of December 31, 2008 are reported in the discussion and tables below. For more information, see “Employment and Separation Agreements” below. FHFA reviewed the terms of the employment and separation agreements for Messrs. Kain, Syron and Piszel and Ms. Cook and approved the termination benefits set forth therein at the time the company entered into these agreements. The Director of FHFA subsequently made a determination that the termination benefits contemplated under the agreements for Messrs. Syron and Piszel are “golden parachute payments” and should not be paid. Ms. Cook also received no severance benefits. FHFA determined that Freddie Mac would not provide any termination benefits contemplated by Mr. Kain’s employment agreement. See “— Other Executive Compensation Considerations — Is There Any Regulatory Oversight of Our Compensation Process for Named Executive Officers?”

We also have a corporate severance policy. Under this policy, executive officers would typically receive severance benefits in an amount equal to one year’s base salary as long as their separation is in connection with events that do not evidence gross misconduct. Severance and all other forms of termination benefits for executive officers, including all of the named executive officers, must be approved by FHFA.

Each of our named executive officers other than Mr. Moffett is subject to a restrictive covenant and confidentiality agreement with us. The standard agreement provides that the executive officer will not seek employment with one of our competitors in the 12 months immediately following termination of his or her employment with us, regardless of whether the executive’s employment is terminated by the executive, by us, or by mutual agreement. During that same 12-month period, each executive also agrees not to solicit or recruit any of our managerial employees. The agreement provides for continued confidentiality of information about us that constitutes trade secrets or proprietary or confidential information. In the case of Mr. Syron, the terms of his employment agreement provided for a non-competition period of two years following the termination of his employment with us, rather than the standard 12 months. In the case of Mr. Kain, the terms of his employment agreement provided for a non-competition period of either 24, 6 or 3 months depending on the competitor specified in this Agreement. Mr. Moffett resigned from the company prior to entering into an employment agreement or a restrictive covenant and confidentiality agreement with us.

As of December 31, 2008, only Messrs. Kellermann, Kain and Syron had vested in their benefits under the Pension Plan and the Pension SERP benefit. The amounts presented in the tables later in this section do not include vested RSU or stock option awards, vested balances in the Thrift/401(k) SERP Benefit or the Executive Deferred Compensation Plan or vested benefits in the Pension SERP Benefit as of December 31, 2008, because such vesting was not in connection with a termination or change in control. Amounts shown in the tables also do not include certain items available to all employees generally upon a termination event.

For RSUs, the value shown in the tables is calculated on a grant-by-grant basis by multiplying the number of unvested RSUs by the closing price of our common stock on December 31, 2008. No value is included in the tables for stock options because the exercise price for all such options held by named executive officers exceeds the closing price of our common stock on December 31, 2008.

Alternative Settlement Provisions of Equity Awards in the Event of Certain Terminations

RSUs

The RSUs awarded to our employees, including the named executive officers, provide for alternative settlement provisions in the event of certain terminations, as follows:

•	Immediate vesting and settlement occurs in the event of death.

•	In the event of disability, normal retirement or a retirement other than a normal retirement, as defined in the 2004 Employee Plan, as amended and restated as of June 6, 2008, RSUs will vest immediately and will be settled in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. This treatment is subject to the executive’s signing an agreement containing certain restrictive covenants, including, but not limited to, non-competition, non-solicitation, continued cooperation and other matters to protect our business interests. Violation of any of the covenants results in the forfeiture of unsettled

31	Freddie Mac

shares and the requirement to repay any after-tax gain realized from the settlement of shares within 12 months of the forfeiture event.

•	In the event of a termination that results in the payment of severance benefits, the RSUs vest immediately and settle in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. Under interim guidance provided by FHFA, this provision is only applicable to awards scheduled to vest within 12 months of the executive’s termination date.

Stock Options

The stock options granted to our employees, including the named executive officers, include alternative settlement provisions in the event of certain terminations which are similar to the provisions for RSUs, with the following modifications:

•	The stock options remain exercisable for three years after the date of termination in the event of death.

•	The stock options remain exercisable for the full balance of their term in the event of disability.

•	In the event of retirement, as defined in the 2004 Employee Plan, stock options will continue to vest and remain exercisable for the full balance of their term, subject to the executive’s signing an agreement containing the same restrictive covenants as described above for RSUs.

•	In the event of a termination that results in the payment of severance benefits, stock options granted in 2006 will continue to vest in accordance with the vesting schedule outlined in the agreement as if termination had not occurred and remain exercisable for the full balance of their term. Under interim guidance provided by FHFA, this provision is only applicable to options scheduled to vest within 12 months of the executive’s termination date. For options granted in 2005 or earlier, the employee has 90 days following any termination that results in the payment of severance benefits to exercise options vested as of the date of termination. All such options unvested as of the date of termination are forfeited.

•	If the individual’s employment is terminated for any reason other than those described above, the employee has 90 days after termination to exercise options vested as of the date of termination. All options unvested as of the date of termination are forfeited.

The provisions above applicable to both RSUs and stock options are not applicable to the awards granted to Mr. Kain, as his employment agreement and the subsequent order of FHFA govern the treatment of his long-term equity awards. See “— Employment and Separation Agreements — Gary D. Kain.”

David M. Moffett

As of December 31, 2008, Mr. Moffett had not been provided with any post-termination benefits. During his employment, Mr. Moffett received a base salary of $900,000 per year, prorated for the time he was employed by Freddie Mac. Mr. Moffett resigned his employment with Freddie Mac effective March 13, 2009.

Richard F. Syron

On December 6, 2003, we entered into an employment agreement with Mr. Syron which provided for his employment as Chairman and Chief Executive Officer, effective December 31, 2003. The agreement, which had an initial term of five years, was amended on November 9, 2007 to extend the term of the agreement until September 2009. On September 7, 2008, our Conservator terminated Mr. Syron’s employment, effective November 7, 2008. On September 14, 2008, our Conservator determined that the severance and certain other payments provided for in Mr. Syron’s agreement were golden parachute payments and should not be paid. However, pursuant to Mr. Syron’s employment agreement, vested stock options continue to remain exercisable for three years following his termination date.

Anthony S. Piszel

Mr. Piszel joined us as our Executive Vice President and Chief Financial Officer on November 13, 2006. On September 22, 2008, Mr. Piszel was terminated without cause as a result of a determination by our Conservator. Our Conservator also determined that severance payments (including any post-termination salary, any annual bonus for 2008 and any further vesting of stock grants) provided for in Mr. Piszel’s employment agreement were golden parachute payments and should not be paid.

32	Freddie Mac

Patricia L. Cook

Ms. Cook joined us in August 2004. Ms. Cook’s position as Executive Vice President — Chief Business Officer was eliminated in connection with certain management and organizational changes and her employment was terminated effective November 17, 2008. Ms. Cook received no severance benefits. All of Ms. Cook’s unvested stock options and restricted stock units were cancelled on her termination date.

Kirk S. Die

Mr. Die joined us as Senior Vice President — General Auditor on April 17, 2006. We entered into a separation agreement with Mr. Die effective May 9, 2008 pursuant to which Mr. Die received the following:

•	Severance equal to one times Mr. Die’s base salary at the time of termination of $350,000;

•	A lump-sum cash payment in the amount of $776,333; and

•	Vesting and continued settlement of all unvested RSUs, except for the Performance RSUs granted March 7, 2008, which were cancelled, and continued vesting of stock options.

Under the terms of this separation agreement, Mr. Die remains subject to non-competition and non-solicitation restrictions for one year following his termination of employment with us.

Gary D. Kain

Mr. Kain voluntarily resigned his employment with Freddie Mac effective January 20, 2009. As discussed further in “Employment and Separation Agreements — Gary D. Kain,” his employment agreement includes provisions that address the obligations of the parties in the event that Mr. Kain terminates his employment for any reason at any time in calendar year 2009. The amounts reported in the table below reflect the payments called for under the terms of the employment agreement in the event that each of the types of terminations listed had occurred on December 31, 2008. However, as noted above (see “— Compensation Discussion and Analysis — What Written Agreements Do We Have That Provide for the Continued Employment of Our Named Executive Officers”), FHFA has determined that none of the termination benefits provided for under the agreement with Mr. Kain would be made, and that no further benefits would be provided to him in connection with performance-based bonus awards, unpaid cash retention awards and further vesting of stock grants.

		Involuntary Termination
Benefits and Payments	Voluntary		Other Than for	Death or
Upon Termination	Resignation(1)	For Gross Misconduct	Gross Misconduct(2)	Disability(3)

Compensation:
Base Salary	—	—	—	—
Retention Award	—	—	$1,400,000	$1,400,000
Equity Awards	$26,725	—	1,428,634	84,308
Additional Cash Payment	—	—	398,264	—
Total	$26,725	—	$3,226,898	$1,484,308

(1)	The amount reported under Equity Awards reflects the value of all unvested RSUs and stock options granted in 2007 and prior years as of December 31, 2008.
(2)	The amount reported under Retention Award reflects the unpaid portion of Mr. Kain’s cash retention award under the Retention Program, the terms of which call for immediate payment of such unpaid portion upon involuntary termination, death or disability. The amount reported under Equity Awards reflects the following: $1,200,006 in cash, equal to the grant date fair value of the long-term incentive award granted in March 2008; $200,029 in cash equal to the grant date fair value of the unvested portion of the supplemental RSU award granted in June 2006; continued vesting of Mr. Kain’s outstanding supplemental RSU award granted in March 2008 otherwise scheduled to vest within 12 months following his termination in accordance with interim guidance provided by FHFA; and the continued vesting of Mr. Kain’s outstanding long-term incentive RSU grants awarded in 2007 and prior years in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. The amount reported under Additional Cash Payment is the amount necessary to satisfy the $3 million minimum compensation guaranteed by Mr. Kain’s employment agreement, after taking into consideration base salary paid during 2008, including the initial payment of $800,000 under Mr. Kain’s cash retention award and cash payment of the grant date fair value of Mr. Kain’s long-term incentive award granted in March 2008.
(3)	The amount reported under Retention Award reflects the unpaid portion of Mr. Kain’s cash retention award under the Retention Program, the terms of which call for immediate payment of such unpaid portion upon death or disability. The amount reported under Equity Awards reflects the value of all unvested RSUs, which vest and will be settled immediately upon such termination, and the value of all unvested stock options, which become exercisable immediately upon such termination.

33	Freddie Mac

David B. Kellermann

The following table describes the potential payments as of December 31, 2008 upon termination for David B. Kellermann, our former Acting Chief Financial Officer. Mr. Kellermann died on April 22, 2009.

Benefits and Payments	Voluntary Resignation or	Termination	Death or
Upon Termination	Termination For Cause	Without Cause(1)	Disability(2)

Compensation:
Base Salary	—	$325,000	—
Retention Award	—	680,000	$680,000
Equity Awards	—	6,968	23,437
Total	—	$1,011,968	$703,437

(1)	The amount reported under Base Salary reflects one times annualized base salary of $325,000 and is, at the election of the named executive officer, payable in a lump sum or twice per month pursuant to Freddie Mac’s regular payroll schedule; the amount reported under Retention Award reflects the unpaid portion of Mr. Kellermann’s cash retention award under the Retention Program, the terms of which call for immediate payment of such unpaid portion upon a termination without cause; and the amount reported under Equity Awards reflects the continued vesting of Mr. Kellermann’s outstanding RSU grants otherwise scheduled to vest within 12 months following his termination in accordance with interim guidance provided by FHFA.
(2)	The amount reported under Retention Award reflects the unpaid portion of Mr. Kellermann’s cash retention award under the Retention Program, the terms of which call for immediate payment of such unpaid portion upon such death or disability. The amount reported under Equity Awards reflects the continued vesting of Mr. Kellermann’s outstanding RSU grants in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred.

Robert E. Bostrom

The following table describes the potential payments as of December 31, 2008 upon termination for Robert E. Bostrom, our Executive Vice President — General Counsel & Corporate Secretary.

Benefits and Payments	Voluntary Resignation or	Termination	Death or
Upon Termination	Termination For Cause	Without Cause(1)	Disability(2)

Compensation:
Base Salary	—	$600,000	—
Retention Award	—	720,000	$720,000
Equity Awards	—	23,009	77,928
Benefits:
Non-Qualified Pension	—	—	198,717
Deferred Compensation Payout	—	—	18,367
Total	—	$1,343,009	$1,015,012

(1)	The amount reported under Base Salary reflects one times annualized base salary of $600,000 and is, at the election of the named executive officer, payable in a lump sum or twice per month pursuant to Freddie Mac’s regular payroll schedule (some of which would be subject to a six month delay pursuant to Code Section 409A); the amount reported under Retention Award reflects the unpaid portion of Mr. Bostrom’s cash retention award under the Retention Program, the terms of which call for immediate payment of such unpaid portion upon a termination without cause; and the amount reported under Equity Awards reflects the continued vesting of Mr. Bostrom’s outstanding RSU grants otherwise scheduled to vest within 12 months following his termination in accordance with interim guidance provided by FHFA.
(2)	The amount reported under Retention Award reflects the unpaid portion of Mr. Bostrom’s cash retention award under the Retention Program, the terms of which call for immediate payment of such unpaid portion upon death or disability. The amount reported under Equity Awards reflects the continued vesting of Mr. Bostrom’s outstanding RSU grants in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. The amount reported under Non-Qualified Pension reflects the non-vested Pension SERP Benefit as of December 31, 2008, which is payable upon a disability event. The amount reported under Deferred Compensation Payout reflects the non-vested Thrift/401(k) SERP Benefit as of December 31, 2008, which is also payable upon a disability event. Mr. Bostrom is not eligible for the non-vested Pension SERP Benefit or the non-vested Thrift/401(k) SERP Benefit in the event of death.

34	Freddie Mac

Paul G. George

The following table describes the potential payments as of December 31, 2008 upon termination for Paul G. George, our Executive Vice President — Human Resources & Corporate Services.

Benefits and Payments	Voluntary Resignation or	Termination	Death or
Upon Termination	Termination For Cause	Without Cause(1)	Disability(2)

Compensation:
Base Salary	—	$550,000	—
Retention Award	—	1,040,000	$1,040,000
Equity Awards	—	27,398	89,386
Benefits:
Non-Qualified Pension	—	—	227,079
Deferred Compensation Payout	—	—	11,770
Total	—	$1,617,398	$1,368,235

(1)	The amount reported under Base Salary reflects one times annualized base salary of $550,000 and is, at the election of the named executive officer, payable in a lump sum or twice per month pursuant to Freddie Mac’s regular payroll schedule (some of which would be subject to a six month delay pursuant to Code Section 409A); the amount reported under Retention Award reflects the unpaid portion of Mr. George’s cash retention award under the Retention Program, the terms of which call for immediate payment of such unpaid portion upon a termination without cause; and the amount reported under Equity Awards reflects the continued vesting of Mr. George’s outstanding RSU grants otherwise scheduled to vest within 12 months following his termination in accordance with interim guidance provided by FHFA.
(2)	The amount reported under Retention Award reflects the unpaid portion of Mr. George’s cash retention award under the Retention Program, the terms of which call for immediate payment of such unpaid portion upon death or disability. The amount reported under Equity Awards reflects the continued vesting of Mr. George’s outstanding RSU grants in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. The amount reported under Non-Qualified Pension reflects the non-vested Pension SERP Benefit as of December 31, 2008, which is payable upon a disability event. The amount reported under Deferred Compensation Payout reflects the non-vested Thrift/401(k) SERP Benefit as of December 31, 2008, which is also payable upon a disability event. Mr. George is not eligible for the non-vested Pension SERP Benefit or the non-vested Thrift/401(k) SERP Benefit in the event of death.

Employment and Separation Agreements

The employment agreements or offer letters described below for Messrs. Bostrom, George, Kain and Die are attached as exhibits to this amendment on Form 10-K/A. For information on the termination provisions in Mr. Kain’s employment agreement, as well as certain information about compensation agreements we entered into with Messrs. Syron, Piszel and Die and Ms. Cook, see “Potential Payments Upon Termination or Change in Control” above.

We did not have an employment agreement with Mr. Moffett prior to his resignation or with Mr. Kellermann prior to his death. We entered into an employment agreement with Mr. Kain in November 2005; the offer letters with Mr. George, Mr. Bostrom and Mr. Die (described below) were entered into in July 2005, January 2006 and March 2006, respectively. Some employment agreements and offer letters contain minimum guarantees with respect to base pay, bonus, and long-term equity awards, as well as special provisions applicable upon termination, although none of these provisions are currently effective. The CHRC and management considered the executive protections (such as guaranteed bonuses and special termination benefits) provided by each of these arrangements necessary in order to achieve our goal of recruiting and retaining executive officers.

The employment agreement or offer letter for Messrs. Die, Kain, Bostrom and George (described below) set their respective base salaries, minimum or guaranteed bonus opportunities and minimum or guaranteed long-term equity award opportunities. The amounts provided for in these agreements for years prior to 2008 are not included in this discussion because the company has no continuing obligations thereunder.

35	Freddie Mac

Kirk S. Die

Freddie Mac entered into an offer letter with Mr. Die dated March 11, 2006. The letter established Mr. Die’s base salary for 2006, subject to review and adjustment as part of Freddie Mac’s normal performance appraisal process. It also provided him with a target bonus for 2006 performance (payable in 2007) equal to 70% of his base salary; a target long-term incentive award in 2006 equal to 70% of his base salary; and a sign-on bonus consisting of cash and RSUs.

The offer letter included a requirement that Mr. Die repay the cash sign-on bonus he received if, within the first year after his employment by Freddie Mac: (i) he terminated his employment for any reason; (ii) Freddie Mac terminated his employment due to violation of certain conduct standards; or (iii) the Audit Committee determined that his performance was unacceptable. The one-year period specified in Mr. Die’s offer letter expired in March 2007. Because Mr. Die remained employed by Freddie Mac at that time, no such amounts were repaid in connection with his sign-on bonus.

Mr. Die’s employment with Freddie Mac terminated effective May 9, 2008. In connection with such termination, Mr. Die entered into a general release of claims, and Freddie Mac agreed to provide Mr. Die with certain compensation and benefits, including the following (which were approved by OFHEO as part of its ongoing review of executive termination benefits):

•	Cash severance payment in the amount of $350,000, equal to one year’s base salary;

•	An additional cash payment of $776,333;

•	Continued vesting of certain stock options and RSUs granted during his employment, but excluding Performance RSUs granted in March 2008, which were cancelled; and

•	Continued medical, dental, vision and other insurance coverage pursuant to federal law.

Gary D. Kain

Mr. Kain entered into an employment agreement with Freddie Mac dated November 22, 2005. With respect to Mr. Kain’s performance during 2005, the agreement guaranteed a cash bonus in the amount of $2,350,000 and a supplemental RSU award in the amount of $400,000. With respect to Mr. Kain’s performance during each of 2006, 2007 and 2008, the agreement guaranteed him $3,000,000 minimum total annual compensation consisting of a base salary of no less than $600,000; a cash bonus of no less than $1,200,000 and a target amount of $2,200,000 payable no later than April 30 of the calendar year following the end of each performance year; and a long-term incentive award of no less than $1,200,000 payable no later than June 30 of the calendar year following the end of each performance year. The three-year term of the agreement expired on December 31, 2008.

The agreement contained provisions that established the rights and obligations of the parties under several different termination scenarios. Mr. Kain voluntarily resigned his employment with Freddie Mac effective January 20, 2009, which is after the December 31, 2008 term of the agreement. The discussion below describes the agreement provision applicable to this circumstance. The agreement is filed as an exhibit to this amendment on Form 10-K/A.

The agreement provided that if Mr. Kain terminated his employment for any reason at any time in calendar year 2009, Freddie Mac would pay Mr. Kain an amount for 2008 which, when added to certain other amounts previously paid to him with respect to 2008, would, as in each of 2006 and 2007, bring the total compensation paid to him for 2008 to $3,000,000. The agreement also provided for the continued vesting (in accordance with the original vesting schedule) of all options and RSUs that were granted to him as long-term incentive compensation more than one year prior to the date of his termination, subject to certain forfeiture provisions in the event he violates the non-competition or non-solicitation terms of the agreement.

Pursuant to its authority to review termination payments to executive officers of Freddie Mac, FHFA has reviewed these provisions of Mr. Kain’s agreement and ordered that none of the payments provided for under the agreement with Mr. Kain be made, and that no further benefits be provided to him in connection with performance-based bonus awards, unpaid cash retention awards and further vesting of stock grants.

36	Freddie Mac

Robert E. Bostrom

Freddie Mac entered into an offer letter with Mr. Bostrom dated January 24, 2006. The letter established Mr. Bostrom’s base salary for 2006, subject to review and adjustment as part of Freddie Mac’s annual performance management processes. It also provided him with a bonus at a targeted level equal to 116% of his base salary with a guaranteed minimum amount for 2006 performance (payable in 2007); a long-term incentive award at a targeted level equal to 133% of his base salary with a guaranteed minimum amount in 2006; and a sign-on bonus consisting of cash and RSUs.

The offer letter for Mr. Bostrom included a requirement that he repay a pro rata portion of the cash sign-on bonus he received if, within the first two years after his employment by Freddie Mac, he terminated his employment for any reason or Freddie Mac terminated his employment due to “Gross Misconduct” (as defined in Freddie Mac’s officer severance policy) or violation of certain conduct standards. Mr. Bostrom’s offer letter also included a provision obligating Freddie Mac to pay him a termination benefit if, within the first two years after his employment by Freddie Mac, Freddie Mac terminated his employment for any reason other than Gross Misconduct or violation of certain conduct standards. Both the repayment obligation regarding the sign-on bonus and the termination benefit were subject to reduction on a pro rata basis over the two-year period covered by the letter. The two-year period specified in Mr. Bostrom’s offer letter expired in January 2008. Because Mr. Bostrom remained employed by Freddie Mac when this two-year period expired, no amounts were repaid or will be payable in the future by him in connection with his sign-on bonus, and no part of his termination benefit under the offer letter will be paid.

Paul G. George

Freddie Mac entered into an offer letter with Mr. George dated July 28, 2005. The letter established Mr. George’s base salary for 2005, subject to review and adjustment as part of Freddie Mac’s annual performance management processes. It also provided him with a bonus at a targeted level equal to 100% of his bonus-eligible earnings with a guaranteed minimum amount for 2005 performance (payable in 2006); a long-term incentive award in 2006 at a targeted level equal to 250% of his base salary; and a sign-on bonus consisting of cash and RSUs.

The offer letter for Mr. George included a requirement that he repay a pro rata portion of the cash sign-on bonus he received if, within the first year after his employment by Freddie Mac, he terminated his employment for any reason or Freddie Mac terminated his employment due to “Loss of Confidence” (as defined in Freddie Mac’s officer severance policy) or violation of certain conduct standards. Because Mr. George remained employed by Freddie Mac when this one-year period expired, no amounts were repaid or will be payable in the future by him in connection with his sign-on bonus.

37	Freddie Mac

Board Compensation

As a result of the conservatorship, Board compensation for 2008 covers two time periods: January 1, 2008 through September 15, 2008 (“Before Conservatorship”) and September 16, 2008 through December 31, 2008 (“During Conservatorship”).

Before Conservatorship:  The Board reviewed compensation for our non-employee directors on an annual basis. The Board believed that director compensation should be weighted toward stock-based compensation to enhance alignment with the interests of our stockholders. For 2008, all stock-based compensation for non-employee directors was in the form of RSU grants.

Cash compensation consisted of annual retainers and meeting fees. The directors could elect to receive their compensation either in the form of cash or stock, paid currently or deferred to be paid at a later date. These forms of payment are discussed further below. Retainers were pro-rated based on the quarter in which a director joined the Board.

During Conservatorship:  After we entered conservatorship, FHFA approved compensation for Board members in the form of cash retainers only, paid on a quarterly basis. The compensation for Mr. Koskinen was effective as of September 16, 2008, the date of his appointment as non-executive Chairman, and the compensation for the other non-executive directors was effective as of December 18, 2008. Retainers are pro-rated from the date of the director’s appointment to the Board. No payments were made to Ms. Alexander or Messrs. Glauber or Retsinas for the period from September 6, 2008 (when we entered conservatorship) until December 18, 2008 (the effective date of the appointment of the post-conservatorship directors). Mr. Koskinen and Mr. Glauber continue to receive the annual retainers indicated in the table below under the “During Conservatorship” column reflecting their roles on the Board prior to assuming their interim positions, and they are not receiving any additional compensation in their interim positions. If their interim service lasts longer than currently anticipated, the Board may consider whether additional compensation is appropriate.

Under the terms of the Purchase Agreement, we are prohibited from making stock grants to directors during the existence of that agreement.

We do not currently have any pension or retirement plans for directors, nor did we have such plans before conservatorship. In addition, both before conservatorship and during conservatorship, non-employee directors were and are reimbursed for reasonable out-of-pocket costs for attending each meeting of the Board or a Board committee of which they are a member.

Board compensation both before and during conservatorship is shown in the table below.

2008 Non-Employee Director Compensation Levels

	Before	During
	Conservatorship	Conservatorship

Board Service
Cash Compensation
Annual Retainer	$60,000	$160,000
Annual Supplemental Retainer for Lead Director	100,000	—
Annual Retainer for Non-Executive Chairman	—	290,000
Per-Meeting Fee	1,500	—
Initial and Annual Equity Compensation(1)
RSUs	$120,000	—
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$30,000	$25,000
Annual Retainer for Business and Risk Committee Chair	—	15,000
Annual Retainer for Committee Chairs (other than Audit or Business and Risk)	10,000	10,000
Annual Retainer for Members of Working Group(2)	40,000	—
Annual Retainer for Audit Committee Members	—	10,000
Per-Meeting Fee (other than Audit)	1,500	—
Per-Meeting Fee for Audit Committee Members	3,000	—
Per-Interview Fee for Director Recruiting	1,500	—
Per-Interview Fee for Litigation-Related Interviews	1,500	—

(1)	Before conservatorship, non-employee directors received initial grants of RSUs with a fair market value of approximately $120,000 on the date of the annual stockholders’ meeting, or, if their election to the Board occurred midterm, on the date of such director’s election, prorated based on the number of whole months from the date of election until the next expected stockholders’ meeting.
(2)	The Board approved the payment of an annual retainer of $40,000 to each member of the working group that was formed in May 2007 to lead the Board’s efforts on management succession planning matters (the “Working Group”). Members of the Working Group were Messrs. Glauber, Boisi, Johnson and O’Malley.

38	Freddie Mac

Cash Compensation Elections Before Conservatorship.  Prior to conservatorship, directors could elect to defer receipt of cash fees and stock awards, as well as to convert cash fees into stock under the 1995 Directors’ Stock Compensation Plan, or the Directors’ Plan, and the Directors’ Deferred Compensation Plan, an unfunded, non-qualified plan. Deferred cash was credited to a director’s account as of the date the amounts would have otherwise been paid to the director. For 2008, five pre-conservatorship directors elected to defer all or a portion of their 2008 cash fees into deferred stock or common stock. In February 2009, the Nominating and Governance Committee, which oversees Board compensation, amended the Directors’ Deferred Compensation Plan and suspended further deferrals.

Subject to earlier payment in the event of hardship withdrawals, deferred cash compensation distributions were payable in lump sums at the earlier to occur of (i) the end of the deferral period or (ii) the earlier of a director’s termination of membership on the Board, disability or death.

Equity Compensation.  Prior to conservatorship, non-employee directors received stock-based compensation under the Directors’ Plan in the form of RSUs. The number of RSUs awarded to non-employee directors was calculated by dividing the dollar amount of the award by the fair market value of our common stock on the grant date. Fair market value is defined under the Directors’ Plan as the closing sales price of a share of our common stock reported for such date. For RSU grants made beginning March 3, 2007, vesting occurred in four equal increments with 25% vesting on each anniversary date of the grant, unless vesting was accelerated under certain circumstances, including death, disability or retirement from the Board. For equity grants outstanding as of December 31, 2006, vesting with respect to both stock options and RSUs occurred in equal increments over four terms on the Board, with 25% vesting at the end of every term of office, unless vesting was accelerated under certain circumstances, including death, disability or retirement from the Board.

Dividend equivalents on RSUs granted to our non-employee directors were accrued as additional RSUs and were generally settled at the same time as the underlying RSUs. However, unlike the underlying RSUs, the dividend equivalents on RSUs were not subject to a vesting schedule and were settled upon termination of Board service irrespective of whether the underlying RSUs vested. A director forfeited unvested RSUs upon a termination other than for death, disability or retirement. Retirement for purposes of the Directors’ Plan was a termination resulting from the director’s attainment of 72 years of age or ten consecutive terms in office. In 2008, Shaun O’Malley retired from the Board. However, none of the director resignations from the Board in September 2008 were treated as a retirement under the Directors’ Plan.

Effective as of January 1, 2006, we stopped granting dividend equivalents on awards of stock options to non-employee directors. Prior to January 1, 2006, however, stock options granted to our non-employee directors had dividend equivalent rights on each share underlying the option equal to the dividend per share declared and paid on our outstanding common stock. For stock options vested as of December 31, 2004, dividend equivalents were accrued and were payable in cash upon exercise or expiration of the option. In response to Section 409A of the Code, the former CHRC eliminated the accrual of dividend equivalents on stock option grants or portions thereof that were outstanding on December 31, 2005 but not vested as of December 31, 2004. Dividend equivalents accrued through December 31, 2005 with respect to these stock options were distributed in a lump sum in 2006. Thereafter, dividend equivalents with respect to these stock options were distributed as soon as practicable after dividends on our common stock were declared.

Non-Employee Director Stock Ownership Guidelines.  Prior to conservatorship, non-employee directors generally were expected to hold an investment of at least five times the annual Board retainer in our common stock within five years after joining the Board, unless the former GNROC determined that it was unduly burdensome for a director to make such an investment. In February 2009, the Board eliminated the stock ownership guidelines because we had ceased paying directors stock-based compensation.

39	Freddie Mac

The following table summarizes the 2008 compensation provided to all persons who served as non-employee directors during 2008.

2008 Director Compensation

				Change in Pension Value and
	Fees Earned or	Stock	Option	Nonqualified Deferred	All Other
Name	Paid in Cash(1)	Awards(3)(4)	Awards(3)(5)(6)	Compensation Earnings(7)	Compensation(8)(9)	Total

Former Directors
Mr. Boisi(10)	$95,500	$39,472	$24,994	$—	$—	$159,966
Ms. Engler(11)	78,500	45,598	32,107	—	9,773	165,978
Mr. Goeltz(12)	123,000	40,730	26,688	—	10,023	200,441
Mr. Johnson(13)	180,000	44,420	29,125	—	—	253,545
Mr. Kenney(14)	51,000	1,252	—	—	—	52,252
Mr. Lewis(15)	57,000	39,472	24,994	—	—	121,466
Mr. O’Malley(16)	111,000	97,229	38,382	592	10,015	257,218
Mr. Ross(17)	99,500	(5,288)	32,107	—	—	126,319

Current Directors who also Served Prior to Conservatorship
Ms. Alexander	80,703	95,885	36,894	—	10,030	223,512
Mr. Glauber	125,894	69,760	7,797	—	10,030	213,481
Mr. Retsinas	78,128	47,175	—	135	—	125,438

Other Current Directors
Ms. Bammann(2)	6,511	—	—	—	—	6,511
Ms. Byrd(2)	6,511	—	—	—	—	6,511
Mr. Hirsch(2)	6,128	—	—	—	—	6,128
Mr. Koskinen(2)	84,385	—	—	—	—	84,385
Mr. Lynch(2)	7,086	—	—	—	—	7,086
Mr. Shanks(2)	6,511	—	—	—	—	6,511
Mr. Williams(2)	6,128	—	—	—	—	6,128
The amounts shown in the “Stock Awards” and “Option Awards” columns of the 2008 Director Compensation Table represent amounts recognized as equity awards expense for financial statement reporting purposes in accordance with SFAS No. 123(R), which are primarily based on the trading price of our common stock on the date of grant for RSUs and the fair value of options estimated using a Black-Scholes option pricing model. Accordingly, the values shown are significantly higher than the value ultimately realized on these awards by our directors, especially for 2008. The following table provides a comparison of 2008 total compensation for all persons who served as non-employee directors, as reported in the 2008 Director Compensation table, with a recalculated amount that reflects the value of RSUs (and the related dividend equivalent units) that vested during 2008, based on the closing market price on the vesting dates, respectively. The adjusted amounts presented in the second column below differ substantially from the amounts presented in the 2008 Director Compensation table required by the SEC and are not substitutes for those amounts.

		As Adjusted Using Value of
Name	As Reported	Stock Awards Vesting in 2008

Former Directors
Mr. Boisi	$159,966	$126,703
Ms. Engler	165,978	111,495
Mr. Goeltz	200,441	137,319
Mr. Johnson	253,545	183,492
Mr. Kenney	52,252	51,055
Mr. Lewis	121,466	59,383
Mr. O’Malley	257,218	292,633
Mr. Ross	126,319	106,091

Current Directors who also Served Prior to Conservatorship
Ms. Alexander	223,512	121,761
Mr. Glauber	213,481	135,924
Mr. Retsinas	125,438	78,263

Other Current Directors
Ms. Bammann	6,511	6,511
Ms. Byrd	6,511	6,511
Mr. Hirsch	6,128	6,128
Mr. Koskinen	84,385	84,385
Mr. Lynch	7,086	7,086
Mr. Shanks	6,511	6,511
Mr. Williams	6,128	6,128
The only difference between total compensation as reported in the 2008 Director Compensation Table and the adjusted amount presented above is the treatment of stock and option awards. The amounts reported in the 2008 Director Compensation Table represent the expense recognized for financial statement reporting purposes with respect to equity awards outstanding at any point in 2008 (including unvested awards granted in previous years). The stock and option award amounts included in the second column above reflect the value for RSUs that vested during 2008, based on the closing price of our common stock on the vesting date. That price is multiplied by the number of RSUs that vested. No value is included for stock options, as no vested and exercisable options were exercised during 2008 by the outside directors, nor is the exercise price of any options less than the closing price of our common stock on December 31, 2008. Messrs. Glauber and Retsinas have deferred the vesting of all RSUs received since

40	Freddie Mac

they joined the Board. Therefore, the amounts reported under the “Total” column for Messrs. Glauber and Retsinas in the table above include only Fees Earned or Paid in Cash, and All Other Compensation.

(1)	The amounts shown were earned by or paid to each director based on the portion of the year in which they served, and the retainers and meeting fees applicable both before and during Conservatorship. Ms. Alexander and Messrs. Glauber and Retsinas served on the Board both before and during Conservatorship. For Messrs. Boisi and Ross and Ms. Engler, the amount shown was paid in the form of common stock pursuant to their election to convert 100% of their retainer and meeting fees into common stock for the first and second quarters. For Messrs. Goeltz, Johnson, Lewis, and Retsinas, the amount shown was paid in the form of deferred stock pursuant to their election to convert 100% of their retainer and meeting fees into deferred stock for the first and second quarters. After September 7, 2008, we were prohibited from making payments in the form of common stock. Therefore, the retainers and fees payable for the third quarter were paid in the form of cash.

(2)	The Conservator appointed directors on December 18, 2008, except for Mr. Koskinen who was appointed on September 16, 2008. After September 7, 2008, we were prohibited from making stock grants to directors. In addition, after we entered conservatorship, FHFA approved compensation for Board members in the form of cash only. Therefore, the following appointed directors did not receive any stock awards, options awards, or dividend equivalents in 2008: Ms. Bammann, Ms. Byrd, Mr. Hirsch, Mr. Koskinen, Mr. Lynch, Mr. Shanks, and Mr. Williams.

(3)	Represents the compensation expense recognized for the year of all of the directors’ stock awards (all of which were RSUs) and option awards, respectively, outstanding in 2008, as determined under SFAS No. 123(R), rather than an amount paid to or realized by the directors. See Note 11 to the consolidated financial statements included in our Form 10-K for a discussion of the assumptions used in determining the SFAS No. 123(R) values. The amounts reported disregard estimates of forfeitures for awards with service-based vesting conditions. The amounts reported have been reduced by the stock compensation expense previously recorded on awards forfeited during the year. The amounts shown also include the expense recognized in accordance with SFAS No. 123(R) for dividends paid in 2008 and prior years on the forfeited shares. There can be no assurance that the full SFAS No. 123(R) amounts will ever be realized by any director. No option awards were made to non-employee directors in 2008. The grant date fair values of the RSU awards made to each non-employee director in 2008 were as follows:

Grant Date Fair Value of
RSU Awards

Former Directors
Mr. Boisi(10)	$120,016
Ms. Engler(11)	120,016
Mr. Goeltz(12)	120,016
Mr. Johnson(13)	120,016
Mr. Kenney(14)	120,016
Mr. Lewis(15)	120,016
Mr. O’Malley(16)	—
Mr. Ross(17)	120,016

Current Directors who also Served Prior to Conservatorship
Ms. Alexander	120,016
Mr. Glauber	120,016
Mr. Retsinas	120,016

Other Current Directors
Ms. Bammann	—
Ms. Byrd	—
Mr. Hirsch	—
Mr. Koskinen	—
Mr. Lynch	—
Mr. Shanks	—
Mr. Williams	—

The grant date fair value of the RSU awards is calculated by multiplying the number of RSUs granted by the grant date fair value of our common stock. The grant date fair value of these RSU awards is based on the fair market value of our common stock on June 6, 2008, which was $23.96.

(4)	At December 31, 2008, the aggregate number of common shares underlying the outstanding RSU awards that had not vested and were held by each non-employee director was as follows: Ms. Alexander — 7,509 shares; Mr. Boisi — 0 shares; Ms. Engler — 0 shares; Mr. Glauber — 7,115 shares; Mr. Goeltz — 0 shares; Mr. Johnson — 0 shares; Mr. Kenney — 0 shares; Mr. Lewis — 0 shares; Mr. O’Malley — 0 shares; Mr. Retsinas — 6,402 shares; and Mr. Ross — 0 shares.

(5)	At December 31, 2008, the aggregate number of common shares underlying outstanding option awards, exercisable and unexercisable, held by each non-employee director was as follows: Ms. Alexander — 6,360 shares; Mr. Boisi — 0 shares; Ms. Engler — 0 shares; Mr. Glauber — 1,822 shares; Mr. Goeltz — 0 shares; Mr. Johnson — 0 shares; Mr. Kenney — 0 shares; Mr. Lewis — 0 shares; Mr. O’Malley — 12,994 shares; Mr. Retsinas — 0 shares; and Mr. Ross — 0 shares.

(6)	The value of dividend equivalents is recognized in the compensation expense of the stock option awards shown in the 2008 Non-Employee Director Compensation table. The actual amounts of cash dividend equivalents paid in 2008 to those non-employee directors who had stock option grants or portions thereof for which dividend equivalents were distributed when dividends on our common stock were declared and paid were as follows: Ms. Alexander, $2,269; Mr. Boisi, $2,269; Ms. Engler, $4,035; Mr. Glauber, $0; Mr. Goeltz, $3,894; Mr. Johnson, $3,166; Mr. Kenney, $0; Mr. Lewis, $2,269; Mr. O’Malley, $4,100; Mr. Retsinas, $0; and Mr. Ross, $4,648. Dividend equivalents on RSUs granted to our non-employee directors were not paid out in cash but were accrued as additional RSUs and are generally settled at the same time as the underlying RSUs.

41	Freddie Mac

(7)	We do not have any pension or retirement plans for our non-employee directors. For Mr. Retsinas, includes $135 in above-market interest earned in 2008 on his deferred compensation balances. For Mr. O’Malley, includes $592 in above-market interest earned in 2008 on his deferred compensation balances. Deferred compensation to be settled in cash is credited with interest compounded quarterly at the rate of: (i) 1% per annum in excess of the prime rate as reported by The Wall Street Journal on the first business day of each calendar year during the deferral period; or (ii) such other rate as is determined by the CHRC. In 2008, interest was credited at a rate of 8.25% based on the prime rate on January 2, 2008 of 7.25% plus 1%. Disclosure of nonqualified deferred compensation earnings for Mr. Retsinas and Mr. O’Malley consisted of the above-market portion of interest paid in 2008. Of the 8.25% rate of interest that was paid in 2008 on the deferred compensation balances of Mr. Retsinas and Mr. O’Malley, 2.99% was considered above-market. The market rate of interest for 2008 was 5.26%, which was 120% of the applicable federal quarterly compounded long-term rate for January 2008.

(8)	The Freddie Mac Foundation provides a dollar-for-dollar match to eligible organizations and institutions, up to an aggregate amount of $10,000 per director per fiscal year. Matching contributions made to charities designated by the non-employee directors were as follows: Ms. Alexander, $10,000; Ms. Engler, $9,750; Mr. Glauber, $10,000; Mr. Goeltz, $10,000; and Mr. O’Malley, $10,000.

(9)	We have provided Business Travel Accident Insurance for officers, employees and non-employee directors for many years. The basic benefit provides $250,000 to their heirs in the event of accidental death while on business travel for Freddie Mac. The cost of this insurance is attributed to each non-employee director as compensation and reported on a tax Form 1099 each year. The de minimis cost of this insurance is not shown in the table.

(10)	Mr. Boisi resigned from the Board effective September 25, 2008. All of Mr. Boisi’s 7,509 RSUs outstanding and unvested as of September 25, 2008 were forfeited. The related dividend equivalents (a total of 240 shares) as of September 25, 2008 were delivered to Mr. Boisi in shares of common stock on December 16, 2008. At the time of his resignation from the Board, Mr. Boisi had 4,541 stock options, which expired on December 26, 2008.

(11)	Ms. Engler resigned from the Board effective September 23, 2008. All of Ms. Engler’s 7,557 RSUs outstanding and unvested as of September 23, 2008 were forfeited. All previously outstanding and deferred RSUs (a total of 3,166) and all outstanding dividend equivalents (a total of 714 shares) as of September 23, 2008 were accelerated and delivered to Ms. Engler in shares of common stock on December 16, 2008. At the time of her resignation from the Board, Ms. Engler had 10,739 stock options, which expired on December 23, 2008.

(12)	Mr. Goeltz resigned from the Board effective September 22, 2008. All of Mr. Goeltz’s 7,557 RSUs outstanding and unvested as of September 22, 2008 were forfeited. All previously outstanding and deferred RSUs (a total of 5,050) and all outstanding dividend equivalents (a total of 835 shares) as of September 22, 2008 were accelerated and delivered to Mr. Goeltz in shares of common stock on December 16, 2008. At the time of his resignation from the Board, Mr. Goeltz had 9,851 stock options, which expired on December 22, 2008.

(13)	Mr. Johnson resigned from the Board effective September 25, 2008. All of Mr. Johnson’s 7,360 RSUs outstanding and unvested as of September 25, 2008 were forfeited. All previously outstanding and deferred RSUs (a total of 4,116) and all outstanding dividend equivalents (a total of 667 shares) as of September 25, 2008 were accelerated and delivered to Mr. Johnson in shares of common stock on December 16, 2008. At the time of his resignation from the Board, Mr. Johnson had 7,695 stock options, which expired on December 26, 2008.

(14)	Mr. Kenney resigned from the Board effective September 25, 2008. All of Mr. Kenney’s 5,009 RSUs outstanding and unvested as of September 25, 2008 were forfeited. The related dividend equivalents (a total of 76 shares) as of September 25, 2008 were delivered to Mr. Kenney in shares of common stock on December 16, 2008. At the time of his resignation from the Board, Mr. Kenney had no stock options.

(15)	Mr. Lewis resigned from the Board effective September 23, 2008. All of Mr. Lewis’s 7,509 RSUs outstanding and unvested as of September 23, 2008 were forfeited. All previously outstanding and deferred RSUs (a total of 2,749) and all outstanding dividend equivalents (a total of 515 shares) as of September 23, 2008 were accelerated and delivered to Mr. Lewis in shares of common stock on December 16, 2008. At the time of his resignation from the Board, Mr. Lewis had 4,541 stock options, which expired on December 23, 2008.

(16)	Mr. O’Malley retired from the Board effective June 6, 2008. All of Mr. O’Malley’s 5,464 RSUs outstanding as of June 6, 2008, including all previously unvested RSUs and all previously outstanding and deferred shares, were accelerated and delivered to Mr. O’Malley in shares of common stock as of that date. The related dividend equivalents (a total of 395 shares) as of June 6, 2008 were delivered to Mr. O’Malley in shares of common stock as of that date. Mr. O’Malley’s option awards continue to vest and become exercisable according to the schedule that currently applies to those options. Because Mr. O’Malley retired from the Board effective before the last stockholders’ meeting, he did not receive the June 6, 2008 RSU grant to non-employee directors.

(17)	Mr. Ross resigned from the Board effective September 22, 2008. All of Mr. Ross’s 7,557 RSUs outstanding and unvested as of September 22, 2008 were forfeited. All previously outstanding and deferred RSUs (a total of 7,616) and all outstanding dividend equivalents (a total of 1,413 shares) as of September 22, 2008 were accelerated and delivered to Mr. Ross in shares of common stock on December 16, 2008. At the time of his resignation from the Board, Mr. Ross had 17,430 stock options, which expired on December 22, 2008.

42	Freddie Mac

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Our only class of voting stock is our common stock. The following table shows the beneficial ownership of our common stock as of April 1, 2009 by our current directors, our named executive officers (identified in the “Summary Compensation Table” under Item 11 above), all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of April 1, 2009, each director and named executive officer, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. The information presented below is based on information provided to us by the individuals or entities specified in the table.

Stock Ownership by Directors, Executive Officers and Greater Than 5% Holders

As of April 1, 2009

		Common Stock		Stock Options	Total
		Beneficially		Exercisable	Common Stock
		Owned Excluding		Within 60 Days of	Beneficially
Name	Position	Stock Options*		April 1, 2009	Owned*

Directors
Barbara T. Alexander	Director	3,712	(1)	5,904	9,616
Linda B. Bammann	Director	0		0	0
Carolyn H. Byrd	Director	0		0	0
Robert R. Glauber	Interim Non-Executive Chairman of the Board	1,620	(2)	1,366	2,986
Laurence E. Hirsch	Director	0		0	0
John A. Koskinen	Interim Chief Executive Officer	0		0	0
Christopher S. Lynch	Director	0		0	0
Nicolas P. Retsinas	Director	4,269	(3)	0	4,269
Eugene B. Shanks, Jr.	Director	0		0	0
Anthony A. Williams	Director	0		0	0
Former Officers
David M. Moffett	Former Chief Executive Officer	0		0	0
Richard F. Syron	Former Chairman of the Board and Chief Executive Officer	226,069	(4)	356,337	582,406
David B. Kellermann	Former Acting Chief Financial Officer	16,404	(5)	11,060	27,464
Anthony S. Piszel	Former EVP and Chief Financial Officer	8,446	(6)	0	8,446
Patricia L. Cook	Former Chief Business Officer	0		0	0
Kirk S. Die	Former SVP — General Auditor	9,899	(7)	1,830	11,729
Gary D. Kain	Former SVP — Investments & Capital Markets	11,371	(8)	38,770 (9)	50,141
Current Officers
Robert E. Bostrom	EVP — General Counsel & Corporate Secretary	25,763	(10)	5,975	31,738
Paul G. George	EVP — Human Resources & Corporate Services	31,446	(11)	9,335	40,781
All directors and executive officers as a group (28 persons)		495,505	(12)	553,072	1,048,577

5% Holder	Common Stock Beneficially Owned		Percent of Class

U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable	(13)	79.9%

*	Includes shares of stock beneficially owned as of April 1, 2009. Also includes RSUs vesting within 60 days of April 1, 2009. An RSU represents a conditional contractual right to receive one share of Freddie Mac common stock at a specified future date. See “EXECUTIVE COMPENSATION — Board Compensation — Equity Compensation” and “EXECUTIVE COMPENSATION — Compensation Discussion and Analysis” above for more information.

(1)	Includes 0 RSUs and 0 dividend equivalents on RSUs.
(2)	Includes 1,533 RSUs and 87 dividend equivalents on RSUs.
(3)	Includes 464 RSUs and 16 dividend equivalents on RSUs.
(4)	Includes 0 RSUs.
(5)	Includes 318 RSUs. Mr. Kellermann served as our Acting Chief Financial Officer until his death on April 22, 2009.
(6)	Includes 0 RSUs.
(7)	Includes 2,486 RSUs.
(8)	Includes 0 RSUs.
(9)	Pursuant to the terms of the option grant agreement, these stock options were canceled on April 20, 2009, which was 90 days after Mr. Kain’s termination date.
(10)	Includes 0 RSUs.
(11)	Includes 0 RSUs.
(12)	Includes 15,796 RSUs and 103 dividend equivalents on RSUs.
(13)	In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The information above assumes Treasury beneficially owns no other shares of our common stock.

43	Freddie Mac

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

(c)
	(a)		Number of securities
	Number of securities		remaining available for
	to be issued	(b)	future issuance under
	upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans approved by stockholders	9,689,723 (1)	$27.44 (2)	30,306,904 (3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 5,221,461 restricted stock units and restricted stock issued under the Directors’ Plan, the 1995 Employee Plan and the 2004 Employee Plan.
(2)	For the purpose of calculating this amount, the restricted stock units and restricted stock are assigned a value of zero.
(3)	Includes 22,930,730 shares, 5,845,739 shares and 1,530,435 shares available for issuance under the 2004 Employee Plan, the ESPP and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Employee Plan.

44	Freddie Mac

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

Policy Governing Related Person Transactions

The Board has adopted a written policy governing the Approval of Related Person Transactions, or the Related Person Transactions Policy. This policy sets forth procedures for the review and approval or ratification of transactions involving related persons, which consist of any person who is, or was at any time since the beginning of the company’s last completed fiscal year, a director, a director nominee, an executive officer, or an immediate family member of any of the foregoing persons.

Under authority delegated by the Board, the Executive Vice President — General Counsel & Corporate Secretary, or the General Counsel, and the Nominating and Governance Committee (or its Chair under certain circumstances) (each, an Authorized Approver) are responsible for applying the Related Person Transactions Policy. Transactions covered by the Related Person Transactions Policy consist of any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which (i) the aggregate amount involved exceeded or is expected to exceed $120,000; (ii) the company was or is expected to be a participant; and (iii) any related person had or will have a direct or indirect material interest. The Related Person Transactions Policy includes a list of categories of transactions identified by the Board as having no significant potential for an actual conflict of interest or the appearance of a conflict or improper benefit to a related person, and thus not subject to review.

The company’s Legal Division will assess whether any proposed transaction involving a related person is covered by the Related Person Transactions Policy. If so, the transaction will be reviewed by the appropriate Authorized Approver. In consultation with the Chair of the Nominating and Governance Committee, the General Counsel may refer any proposed transaction to the Nominating and Governance Committee for review and approval.

If possible, approval of a related person transaction will be obtained prior to the effectiveness or consummation of the transaction. If advance approval of a related person transaction by the appropriate Authorized Approver is not feasible or otherwise not obtained, then the transaction will be considered promptly by the appropriate Authorized Approver to determine whether ratification is warranted.

In determining whether to approve or ratify a related person transaction covered by the Related Person Transactions Policy, the appropriate Authorized Approver will review and consider all relevant information which may include: (i) the nature of the related person’s interest in the transaction; (ii) the approximate total dollar value of, and extent of the related person’s interest in, the transaction; (iii) whether the transaction was or would be undertaken in the ordinary course of business of the company; (iv) whether the transaction is proposed to be, or was, entered into on terms no less favorable to the company than terms that could have been reached with an unrelated third party; and (v) the purpose, and potential benefits to the company, of the transaction.

Corporate Governance Guidelines

In February 2009, the Board adopted revised Corporate Governance Guidelines, or the Guidelines, which are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf. Printed copies of the Guidelines also are available to any stockholder upon request to the Corporate Secretary at the address specified above under “Communications with Directors.”

Director Independence

The non-employee members of the Board have determined that:

•	With the exception of David M. Moffett and Richard F. Syron, our former Chief Executive Officers, and Anthony A. Williams, all members of the Board who served as directors in 2008 were independent within the meaning of both Section 303A.02 of the NYSE Listed Company Manual and Sections 4 and 5 of our Guidelines. Mr. Moffett and Mr. Syron were not independent because of their employment with Freddie Mac. Mr. Williams is not independent because of payments made by Freddie Mac in 2005 and 2006 to an affiliate of Friedman, Billings, Ramsey Group, Inc. This affiliate provided brokerage services to Freddie Mac in connection with transactions in agency securities during 2005 and 2006, and the payments were related to such services. As described above, Mr. Williams has been employed by an indirect wholly owned subsidiary of Friedman, Billings, Ramsey Group, Inc. since January 2007.

45	Freddie Mac

•	Effective upon Mr. Moffett’s resignation as Chief Executive Officer on March 13, 2009, Mr. Koskinen, who had been serving as our Non-Executive Chairman, was named by our Board to serve as our Interim Chief Executive Officer. The Board determined that it would treat Mr. Koskinen as a non-independent director under Section 303A.02 of the NYSE Listed Company Manual and Sections 4 and 5 of our Guidelines while he serves as Interim Chief Executive Officer, but that after such service ends, the Board would reconsider his independence in light of such service.

•	All current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are independent within the meaning of Section 303A.02 of the NYSE Listed Company Manual and Sections 4 and 5 of our Guidelines. All current members of the Audit Committee also are independent within the meaning of Rule 10A-3 promulgated under the Exchange Act, and Section 303A.06 of the NYSE Listed Company Manual.

FHFA, as Conservator, previously made the same determinations regarding the current directors and Mr. Moffett in December 2008, except that Mr. Koskinen, who was then serving as Non-Executive Chairman, was determined to be independent.

Transactions with 5% Shareholders

Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares equal to 79.9% of our outstanding common stock on the date of exercise. We issued the warrant pursuant to the terms of the Purchase Agreement we entered into with Treasury on September 7, 2008. Under the Purchase Agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide up to $100 billion in funds to us under the terms and conditions set forth in the Purchase Agreement. On February 18, 2009, Treasury announced that it is amending the Purchase Agreement to increase its funding commitment to $200 billion and to revise some of the covenants in the agreement. In November 2008, we received $13.8 billion from Treasury under the Purchase Agreement, and in March 2009 we received an additional $30.8 billion. We also entered into the Lending Agreement with Treasury under which we can request loans from Treasury through December 31, 2009. See “Part I — Item 1 — Business — Conservatorship and Related Developments — Treasury Agreements” of our Form 10-K for more information about the Purchase Agreement, the warrant and the Lending Agreement.

On September 7, 2008, Treasury also announced the GSE mortgage-backed securities purchase program under which Treasury conducts open market purchases of mortgage-backed securities issued by us and Fannie Mae. Treasury’s authority to purchase these mortgage-backed securities expires on December 31, 2009. As of January 31, 2009, according to information provided by Treasury, it held $94.2 billion of GSE mortgage-related securities under this program. See “Part I — Item 1 — Business — Conservatorship and Related Developments — Treasury Agreement” of our Form 10-K.

On February 18, 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan, or HASP. In addition to participating in initiatives under HASP, we will play a role in administering the HASP on behalf of Treasury. On February 18, 2009, we entered into a Financial Agency Agreement with Treasury to assist Treasury in designing a standardized, streamlined mortgage loan modification program and to monitor servicer performance under the program. Treasury will reimburse us for the expenses we incur in connection with providing these services. See “Part I — Item 1 — Business — Conservatorship and Related Developments — Homeownership Affordability and Stability Plan — Compliance Agent” of our Form 10-K. FHFA, as conservator, approved the Purchase Agreement, the Lending Agreement and our administrative role in HASP. The remaining transactions described above did not require review and approval under any of our policies and procedures relating to transactions with related persons.

Transactions with Institutions Related to Directors

In the ordinary course of business, we were a party during 2008, and expect to continue to be a party during 2009, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. Those transactions that are required to be disclosed under SEC rules are described below.

46	Freddie Mac

Jerome P. Kenney was a director in 2008. Mr. Kenney retired as Vice Chairman of Merrill Lynch & Co., or Merrill Lynch, in January 2008. During his tenure as director, Mr. Kenney acted as an independent consultant to Merrill Lynch. While at Merrill Lynch, Mr. Kenney served in many capacities and most recently was a member of Merrill Lynch’s Executive Client Coverage Group. Effective January 1, 2009, Merrill Lynch was acquired by Bank of America Corp. Mr. Kenney no longer serves on our Board of Directors. Mr. Kenney’s consulting arrangement with Merrill Lynch expired on December 31, 2008 and has not been renewed. He has informed us that he has no relationship with Bank of America. Since January 1, 2008, and through the effective date of the acquisition of Merrill Lynch by Bank of America, Merrill Lynch through its subsidiaries, has participated in the following transactions with Freddie Mac:

•	Capital markets transactions, including derivative transactions, repurchase transactions and forward purchases and sales of securities (predominantly mortgage-related securities, but also asset backed commercial paper and other securities). The largest amount of notional or principal balance outstanding for these transactions during the period from January 1, 2008 to January 1, 2009 was approximately $107.3 billion, $5.0 billion, and $8.5 billion, respectively. The largest total counterparty exposure (i.e., the risk of loss to Freddie Mac if Merrill Lynch were to fail to perform under its obligations) during the period from January 1, 2008 to January 1, 2009 was approximately $925.5 million.

•	Nine resecuritization transactions of mortgage-related securities that involved payments of resecuritization fees to Freddie Mac in the amount of approximately $4.828 million, and payment of underwriting fees by Freddie Mac in the amount of approximately $122,000.

Freddie Mac regularly purchased securities from Merrill Lynch, and continues to purchase securities from Bank of America, for its mortgage-related investment portfolio and its non-mortgage securities investment portfolio and occasionally may sell mortgage-related securities to or through Bank of America (and formerly Merrill Lynch).

Conservatorship Agreements

Treasury and the Board of Governors of the Federal Reserve System have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement and the Lending Agreement, each described in our Form 10-K. See “Part I — Item 1 — Business — Conservatorship and Related Developments — Overview of Treasury Agreements” and “Part I — Item 1 — Business — Conservatorship and Related Developments — Treasury Mortgage-Related Securities Purchase Program” and “— Federal Reserve Debt and Mortgage-Related Securities Purchase Program.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Description of Fees(1)

The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2008 and 2007.

	2008	2007

Audit Fees(2)	$54,577,046	$63,963,805
Audit-Related Fees(3)	4,097,957	9,419,297
Tax Fees	—	—
All Other Fees	—	—

Total	$58,675,003	$73,383,102

(1)	These fees represent amounts billed within the designated year and include reimbursable expenses of $2,852,078 and $3,583,102 for 2008 and 2007, respectively.
(2)	Audit fees include fees and expenses billed by PricewaterhouseCoopers LLP in connection with the SAS 100 quarterly reviews of our interim financial information, and the audit of Freddie Mac’s annual consolidated financial statements. The audit fees billed during 2008 include fees and expenses related to the 2007 ($10,545,550) and 2008 ($44,031,496) audits. In addition to the amounts shown above, approximately $17.3 million of fees and reimbursable expenses will be billed in 2009 for the 2008 audit. The audit fees billed during 2007 include fees and expenses related to the 2006 ($15,413,410) and 2007 ($48,550,395) audits and preferred stock comfort letters. Audit fees of $65,000 and $65,300 in 2008 and 2007, respectively, related to The Freddie Mac Foundation are excluded because these fees are incurred and paid separately by The Freddie Mac Foundation.
(3)	2008 audit-related fees principally include fees and expenses related to internal control design reviews ($2,707,957), REMIC Comfort Letters ($1,318,000), agreed upon procedures associated with a proposed capital transaction ($54,000), and Comperio subscription services ($18,000). 2007 audit-related fees principally include fees and expenses related to internal control design reviews ($7,419,297), agreed upon procedures associated with Freddie Mac sponsored securitization transactions ($1,982,000), and Comperio subscription services ($18,000).

47	Freddie Mac

Approval of Independent Auditor Services and Fees

As provided in its charter, the Audit Committee appoints our independent public accounting firm, subject to FHFA approval, reviews the scope of the annual audit and pre-approves, subject (as required) to FHFA approval, all audit and non-audit services permitted under applicable law to be performed by the independent public accounting firm. The Audit Committee has evaluated the performance of PricewaterhouseCoopers LLP and has, with the approval of FHFA, appointed them as our independent public accounting firm for fiscal year 2009.

The Sarbanes-Oxley Act and related rules adopted by the SEC require that all services provided to companies subject to the reporting requirements of the Exchange Act by their independent auditors be pre-approved by their audit committee or by authorized members of the committee, with certain exceptions. The Audit Committee’s charter requires that the Audit Committee pre-approve any audit services, and any non-audit services permitted under applicable law, to be performed by our independent auditors (or to designate one or more members of the Audit Committee to pre-approve such services and report such pre-approval to the Audit Committee).

Audit services that are within the scope of an auditor’s engagement approved by the Audit Committee prior to the performance of those services are deemed pre-approved and do not require separate pre-approval. Audit services not within the scope of an Audit Committee-approved engagement, as well as permissible non-audit services, must be separately pre-approved by the Audit Committee.

When the Audit Committee pre-approves a service, the Audit Committee typically sets a dollar limit for such service. Management endeavors to obtain pre-approval of the Audit Committee, or of the Chairman of the Audit Committee (when the Chairman of the Audit Committee has been delegated such authority), before it incurs fees exceeding the dollar limit. If the Chairman of the Audit Committee approves the increase, the Chairman will report such approval at the Audit Committee’s next scheduled meeting.

The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit and audit-related services performed in 2007 or 2008.

48	Freddie Mac

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in our annual report on Form 10-K are included in Part II, Item 8 of our Form 10-K filed on March 11, 2009.

2.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description*

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

49	Freddie Mac

Exhibit No.	Description*

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

50	Freddie Mac

Exhibit No.	Description*

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

51	Freddie Mac

Exhibit No.	Description*

10.9
Federal Home Loan Mortgage Corporation Global Amendment to Affected Stock Options under Nonqualified Stock Option Agreements and Separate Dividend Equivalent Rights, effective December 31, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.10
Federal Home Loan Mortgage Corporation Amendment to Restricted Stock Units Agreements and Performance Restricted Stock Units Agreements, dated December 31, 2008 (incorporated by reference to the Form 10-K)†

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

52	Freddie Mac

Exhibit No.	Description*

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

10.27	First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to the Form 10-K)†
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

10.30	2009 Officer Short-Term Incentive Program (incorporated by reference to the Form 10-K)†
10.31	2009 Long-Term Incentive Award Program (incorporated by reference to the Form 10-K)†
10.32	Officer Severance Policy (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
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

53	Freddie Mac

Exhibit No.	Description*

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

10.57	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†
10.58	PC Master Trust Agreement dated December 24, 2008 (incorporated by reference to the Form 10-K)
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

10.61	First Amendment to Office Lease, dated December 15, 1990 (incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
10.62	Second Amendment to Office Lease, dated August 30, 1992 (incorporated by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

54	Freddie Mac

Exhibit No.	Description*

10.63	Third Amendment to Office Lease, dated December 20, 1995 (incorporated by reference to Exhibit 10.64 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
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

10.69	Letter Agreement dated July 28, 2005 between Freddie Mac and Paul G. George †
10.70	Letter Agreement dated November 22, 2005 between Freddie Mac and Gary D. Kain †
10.71	Letter Agreement dated January 24, 2006 between Freddie Mac and Robert E. Bostrom †
10.72	Letter Agreement dated March 11, 2006 between Freddie Mac and Kirk S. Die †
10.73	Separation Agreement and General Release dated April 7 and May 1, 2008 between Freddie Mac and Kirk S. Die †
12.1	Statement re: computation of ratio of earnings to fixed charges (incorporated by reference to the Form 10-K)
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends (incorporated by reference to the Form 10-K)
21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
24	Powers of Attorney (incorporated by reference to the Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) (incorporated by reference to the Form 10-K)
31.2	Certification of Acting Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) (incorporated by reference to the Form 10-K)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to the Form 10-K)
32.2	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to the Form 10-K)
31.3	Certification of Interim Chief Executive Officer (and principal financial officer) pursuant to Securities Exchange Act Rule 13a-14(a) with respect to this Amendment No. 1

*	The SEC file number for the Registrant’s Registration Statement on Form 10, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K is 000-53330.
†	This exhibit is a management contract or compensatory plan or arrangement.

55	Freddie Mac

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

Date: April 30, 2009

/s/  John A. Koskinen

John A. Koskinen
Interim Chief Executive Officer

56	Freddie Mac