Form 10-Q
period 2009-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2009-05-12
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of May 4, 2009, there were 648,220,792 shares of the registrant’s common stock outstanding.

*	Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

i	Freddie Mac

FINANCIAL STATEMENTS

ii	Freddie Mac

PART I — FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements, which may include statements pertaining to the conservatorship and our current expectations and objectives for internal control remediation efforts, future business plans, capital management, economic and market conditions and trends, market share, credit losses, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. You should not rely unduly on our forward-looking statements. Actual results might differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in (i) Management’s Discussion and Analysis, or MD&A, “MD&A — FORWARD-LOOKING STATEMENTS” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Annual Report, and (ii) the “BUSINESS” section of our 2008 Annual Report. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Throughout PART I of this Form 10-Q, including the Financial Statements and MD&A, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three months ended March 31, 2009 and our 2008 Annual Report.

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. We refer to our investments in mortgage loans and mortgage-related securities as our mortgage-related investments portfolio. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities. We also guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as our assets. Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities. Our management activities are essential to and inseparable from our guarantee activities. We do not provide or charge for the activities separately. The management and guarantee fee is paid to us over the life of the related PCs and Structured Securities and reflected in earnings, as management and guarantee income, as it is accrued.

We had a net loss attributable to Freddie Mac of $9.9 billion for the first quarter of 2009 and a deficit in total equity of $6.0 billion as of March 31, 2009. Our financial results for the first quarter of 2009 reflect the adverse conditions in the U.S. mortgage markets. Deterioration of market conditions, including declining home prices, higher mortgage delinquency rates and higher loss severities, contributed to large credit-related expenses and other-than-temporary impairments for the first quarter of 2009.

We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA as our Conservator. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business.

We are working with our Conservator to, among other things, help distressed homeowners through adverse times. Currently, we are primarily focusing on initiatives that support the Making Home Affordable Program announced by the Obama Administration in February 2009 (previously known as the Homeowner Affordability and Stability Plan). The MHA Program includes (i) Home Affordable Refinance, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into more affordable monthly payments, and (ii) the Home Affordable Modification program, which commits U.S. government, Freddie Mac and Fannie Mae funds to keep eligible homeowners in their homes by preventing avoidable foreclosures. We will play an additional role under the Home Affordable Modification program as the compliance agent for foreclosure prevention activities. As the

1	Freddie Mac

program compliance agent, we will conduct examinations and review servicer compliance with the published rules for the program with respect to mortgages owned or guaranteed by us, Fannie Mae and banks and by trusts backing non-agency mortgage-related securities and report results to Treasury. We will also advise and consult with Treasury about the design, results and future improvement of the MHA Program. At present, it is difficult for us to predict the full impact of these initiatives on us. However, we are devoting significant internal resources to their implementation and, to the extent our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur will be substantial.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. However, we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term.

Significant recent developments with respect to the conservatorship, our business and the MHA Program include the following:

•	At March 31, 2009, the unpaid principal balance of our mortgage-related investments portfolio was $867.1 billion, compared to $804.8 billion at December 31, 2008. During the three months ended March 31, 2009, we grew our mortgage-related investments portfolio to acquire and hold increased amounts of mortgage loans and mortgage-related securities to provide additional liquidity to the mortgage market, subject to the limitation on the size of such portfolio set forth in the Purchase Agreement.

•	On March 4, 2009, we announced two new mortgage initiatives under the MHA Program. First, we announced the Freddie Mac Relief Refinance MortgageSM, which is our business implementation of Home Affordable Refinance. We began purchasing these mortgages in April 2009. This mortgage product is designed to assist borrowers with Freddie Mac-owned mortgages who are current on their mortgage payments but who have been unable to refinance due to declining property values and tightening credit terms. Second, we announced our support for the Home Affordable Modification program, which began in March 2009 and is designed to help more at-risk borrowers stay in their homes by lowering their monthly payments. As part of our support for this program, we have directed our servicers to ensure that every possible effort is made to achieve a successful workout for delinquent borrowers through the new Home Affordable Modification program or Freddie Mac’s other workout options before completing a foreclosure.

•	Effective March 13, 2009, David M. Moffett resigned from his position as Chief Executive Officer and as a member of our Board of Directors, John A. Koskinen, previously our non-executive Chairman of the Board, was appointed Interim Chief Executive Officer and Robert R. Glauber was appointed interim non-executive Chairman of the Board. Mr. Koskinen will also be performing the functions of principal financial officer on an interim basis following the death of David Kellermann, our Acting Chief Financial Officer, on April 22, 2009. Mr. Moffett has agreed to return to the company temporarily as a consultant to Mr. Koskinen to provide advice and assistance in connection with Mr. Koskinen’s functioning as principal financial officer. In addition, the Board is working to appoint a permanent Chief Executive Officer and a permanent Chief Financial Officer. Following the appointment of a Chief Executive Officer, the Board expects that Mr. Koskinen will return to the position of non-executive Chairman of the Board.

•	On March 18, 2009, the Federal Reserve announced that it was increasing its planned purchases of (i) our direct obligations and those of Fannie Mae and the FHLBs from $100 billion to $200 billion and (ii) mortgage-related securities issued by us, Fannie Mae and Ginnie Mae from $500 billion to $1.25 trillion. According to information provided by the Federal Reserve, it held $24.9 billion of our direct obligations and had net purchases of $163.1 billion of our mortgage-related securities under this program as of April 29, 2009.

•	According to information provided by Treasury, it held $124.3 billion of mortgage-related securities issued by us and Fannie Mae as of March 31, 2009 under the purchase program it announced in September 2008.

•	On March 31, 2009, we received $30.8 billion in funding from Treasury under the Purchase Agreement, which increased the aggregate liquidation preference of the senior preferred stock to $45.6 billion as of that date. On such date, we also paid dividends of $370 million in cash on the senior preferred stock to Treasury for the first quarter of 2009 at the direction of the Conservator.

•	On April 28, 2009, the Obama Administration announced the details of its effort under the MHA Program to achieve greater affordability for homeowners by lowering payments on their second mortgages. This program provides for the modification or extinguishment of junior liens in cases in which the first mortgage has been modified under the MHA Program, and includes incentive payments to servicers and borrowers, as well as compensation to investors under certain circumstances. Incentive fees to a borrower whose junior mortgage has

2	Freddie Mac

been modified are expected to take the form of reduction of the outstanding principal amount of that borrower’s first mortgage. It is possible, but not certain, that we will have to pay these fees by reducing the outstanding principal of first mortgages that we own or guarantee. We directly own or guarantee an immaterial amount of second mortgages. We are still evaluating the potential impact of the program on our first mortgages in our single-family mortgage portfolio.

•	On May 6, 2009, FHFA, acting on our behalf in its capacity as Conservator, and Treasury amended the Purchase Agreement to, among other items: (i) increase the funding available under the Purchase Agreement from $100 billion to $200 billion: (ii) increase the limit on our mortgage-related investments portfolio as of December 31, 2009 from $850 billion to $900 billion; and (iii) revise the limit on our aggregate indebtedness and the method of calculating such limit. The amendment also expands the category of persons covered by the restrictions on executive compensation contained in the Purchase Agreement. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Actions of Treasury, the Federal Reserve and FHFA.”

To address our deficit in net worth as of March 31, 2009, FHFA has submitted a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $6.1 billion. We expect to receive these funds by June 30, 2009. Upon funding of the $6.1 billion draw request:

•	the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $45.6 billion to $51.7 billion;

•	the corresponding annual cash dividends payable to Treasury will increase to $5.2 billion, which exceeds our annual historical earnings in most periods; and

•	the amount remaining under Treasury’s announced funding commitment will be $149.3 billion, which does not include the initial liquidation preference of $1 billion reflecting the cost of the initial funding commitment (as no cash was received).

Our implementation of the MHA Program requires us, in some cases, to modify loans when default is imminent even though the borrower’s mortgage payments are current. In our 2008 Annual Report, we disclosed the possibility that, if current loans were modified and were purchased from PC pools under this program, our guarantee might not be eligible for an exception from derivative accounting under SFAS 133, thereby requiring us to account for our guarantee as a derivative instrument. In April, we obtained confirmation from regulatory authorities of an interpretation that modifications of currently performing loans where default is reasonably foreseeable will not alter our ability to apply the exception from derivative accounting under SFAS 133. As a result, we will not recognize any pre-tax charge relating to the initial impact of accounting for our guarantee as a derivative. For a further discussion of this issue, see “BUSINESS — Our Business and Statutory Mission — Recent Developments Impacting Our Business” in our 2008 Annual Report.

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We also receive substantial support from the Federal Reserve. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Under conservatorship, we have changed certain business practices to provide support for the mortgage market in a manner that serves public policy and other non-financial objectives but that may not contribute to profitability. Some of these changes increased our expenses or required us to forego revenue opportunities in the near term. It is not possible at present to estimate the extent to which these costs may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these changes in business practices.

For more information on the terms of the conservatorship, the powers of our Conservator and certain of the initiatives, programs and agreements described above, see “BUSINESS — Conservatorship and Related Developments” in our 2008 Annual Report.

Housing and Economic Conditions and Impact on First Quarter 2009 Results

Our financial results for the first quarter of 2009 reflect the continuing adverse conditions in the U.S. mortgage markets, which deteriorated dramatically during the last half of 2008 and have continued to deteriorate in 2009. As a result, we experienced significantly higher credit-related expenses for the first quarter of 2009 as compared to the first quarter of 2008. Our provision for credit losses was $8.8 billion in the first quarter of 2009 compared to $1.2 billion in the first quarter of 2008, principally due to increased estimates of incurred losses caused by the deteriorating economic conditions, evidenced by our increased rates of delinquency and foreclosure; increased mortgage loan loss severities;

3	Freddie Mac

and, to a much lesser extent, concerns about the failure or potential failure of certain of our seller/servicer counterparties to perform under their recourse or repurchase obligations to us.

Home prices nationwide declined an estimated 1.4% in the first quarter of 2009 based on our own internal index, which is based on properties underlying our single-family mortgage portfolio. The percentage decline in home prices in the last twelve months has been particularly large in the states of California, Florida, Arizona and Nevada, where we have significant concentrations of mortgage loans. Unemployment rates also worsened significantly, and the national unemployment rate increased to 8.5% at March 31, 2009 as compared to 7.2% at December 31, 2008. However, certain states have experienced much higher unemployment rates, such as California, Florida, Nevada and Michigan, where the unemployment rate reached 11.2%, 9.7%, 10.4% and 12.6%, respectively, at March 31, 2009. Both consumer and business credit tightened considerably during the fourth quarter of 2008 and the first quarter of 2009, as financial institutions have been more cautious in their lending activities. Although there was improvement in credit and liquidity conditions toward the end of the quarter, there is a continuation of higher, or wide, credit spreads for both mortgage and corporate loans.

These macroeconomic conditions and other factors, such as our temporary suspensions of foreclosure transfers of occupied homes, contributed to a substantial increase in the number and aging of delinquent loans in our single-family mortgage portfolio during the first quarter of 2009. While temporary suspensions of foreclosure transfers reduced our charge-offs and REO activity during the first quarter of 2009, our provision for credit losses includes expected losses on those foreclosures currently suspended. We also observed a continued increase in market-reported delinquency rates for mortgages serviced by financial institutions, not only for subprime and Alt-A loans but also for prime loans, and we experienced an increase in delinquency rates for all product types during the first quarter of 2009. This delinquency data suggests that continuing home price declines and growing unemployment are significantly affecting behavior by a broader segment of mortgage borrowers. Additionally, as the slump in the U.S. housing market has persisted for more than a year, increasing numbers of borrowers that began with significant equity are now “underwater,” or owing more on their mortgage loans than their homes are currently worth. Our loan loss severities, or the average amount of recognized losses per loan, also continued to increase in the first quarter of 2009, especially in the states of California, Florida, Nevada and Arizona, where home price declines have been more severe and where we have significant concentrations of mortgage loans with higher average loan balances than in other states.

The continued deterioration in economic and housing market conditions during the first quarter of 2009 also led to a further decline in the performance of the non-agency mortgage-related securities in our mortgage-related investments portfolio. Furthermore, the mortgage-related securities backed by subprime, MTA, Alt-A and other loans, have significantly greater concentrations in the states that are undergoing the greatest stress, including California, Florida, Arizona and Nevada. As a result of these and other factors, we recognized $7.1 billion of other-than-temporary security impairments primarily on available-for-sale non-agency securities in the first quarter of 2009.

Consolidated Results of Operations

Net loss attributable to Freddie Mac was $9.9 billion and $151 million for the first quarters of 2009 and 2008, respectively. Net loss increased in the first quarter of 2009 compared to the first quarter of 2008, principally due to losses on investment activities, increased credit-related expenses, which consist of the provision for credit losses and REO operations expense, and increased losses on loans purchased. These loss and expense items for the three months ended March 31, 2009 were partially offset by higher net interest income and lower losses on our guarantee asset in the first quarter of 2009, compared to the first quarter of 2008. As a result of the net loss, at March 31, 2009, our liabilities exceeded our assets under GAAP and the Director of FHFA has submitted a draw request under the Purchase Agreement in the amount of $6.1 billion to Treasury. We expect to receive such funds by June 30, 2009.

Net interest income was $3.9 billion for the first quarter of 2009, compared to $798 million for the first quarter of 2008. As compared to the first quarter of 2008, we held higher amounts of fixed-rate agency mortgage-related securities in our mortgage-related investments portfolio and had significantly lower interest rates on our short- and long- term borrowings for the three months ended March 31, 2009.

Non-interest income (loss) was $(3.1) billion for the three months ended March 31, 2009, compared to non-interest income (loss) of $614 million for the three months ended March 31, 2008. The increase in non-interest loss in the first quarter of 2009 was primarily due to higher losses on investment activity, which were partially offset by lower losses on our guarantee asset. Increased losses on investment activity during the first quarter of 2009 were principally attributed to $7.1 billion of security impairments primarily recognized on available-for-sale non-agency mortgage-related securities backed by subprime, MTA and Alt-A and other loans during the quarter.

Non-interest expense for the three months ended March 31, 2009 and 2008 totaled $11.6 billion and $2.0 billion, respectively. This includes credit-related expenses of $9.1 billion and $1.4 billion for the three months ended March 31,

4	Freddie Mac

2009 and 2008, respectively. The significant increase in our provision for credit losses was due to continued credit deterioration in our single-family credit guarantee portfolio, primarily from further increases in delinquency rates and higher loss severities on a per-property basis. Credit deterioration has been largely driven by declines in home prices and regional economic conditions. REO operations expense increased primarily as a result of higher foreclosure acquisition volume and higher losses on REO dispositions, partially offset by a decrease in market-based writedowns of existing REO inventory.

Non-interest expense, excluding credit-related expenses discussed above, for the three months ended March 31, 2009 totaled $2.5 billion compared to $535 million for the three months ended March 31, 2008. Losses on loans purchased increased to $2.0 billion for the three months ended March 31, 2009, compared to $51 million for the three months ended March 31, 2008, due to higher volumes of loan modifications of loans in our PCs in the first quarter of 2009, which will cause our purchases of these loans out of the PCs to increase. Administrative expenses totaled $372 million for the three months ended March 31, 2009, down from $397 million for the three months ended March 31, 2008, primarily due to a reduction in the use of consultants and other cost reduction measures during the first quarter of 2009 compared to the first quarter of 2008.

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

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings differs significantly from, and should not be used as a substitute for, net loss as determined in accordance with GAAP.

The objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement with Treasury, may negatively impact our Segment Earnings and the performance of individual segments. See “MD&A — EXECUTIVE SUMMARY — Segment Earnings” in our 2008 Annual Report.

Segment Earnings is calculated for the segments by adjusting GAAP net loss for certain investment-related activities and credit guarantee-related activities. Segment Earnings includes certain reclassifications among income and expense categories that have no impact on net loss but provide us with a meaningful metric to assess the performance of each segment and our company as a whole. Segment Earnings does not include the effect of the establishment of the valuation allowance against our deferred tax assets, net. For more information on Segment Earnings, including the adjustments made to GAAP net loss to calculate Segment Earnings and the limitations of Segment Earnings as a measure of our financial performance, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements.

Table 1 presents Segment Earnings by segment and the All Other category and includes a reconciliation of Segment Earnings to net loss prepared in accordance with GAAP.

Table 1 — Reconciliation of Segment Earnings to GAAP Net Loss

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Segment Earnings, net of taxes:
Investments	$(1,572)	$113
Single-family Guarantee	(5,485)	(458)
Multifamily	140	98
All Other	—	(4)
Reconciliation to GAAP net loss:
Derivative- and foreign currency denominated debt-related adjustments	1,558	(1,194)
Credit guarantee-related adjustments	(1,398)	(174)
Investment sales, debt retirements and fair value-related adjustments	28	1,525
Fully taxable-equivalent adjustments	(100)	(110)

Total pre-tax adjustments	88	47
Tax-related adjustments(1)	(3,022)	53

Total reconciling items, net of taxes	(2,934)	100

Net loss attributable to Freddie Mac	$(9,851)	$(151)

(1)	Includes a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $3.1 billion that is not included in Segment Earnings for the three months ended March 31, 2009.

5	Freddie Mac

Consolidated Balance Sheets Analysis

During the first quarter of 2009, total assets increased by $96 billion to $947 billion while total liabilities increased by $71.4 billion to $953 billion. Total equity (deficit) was $(6.0) billion at March 31, 2009 compared to $(30.6) billion at December 31, 2008.

Our cash and other investments portfolio increased by $35.1 billion during the first quarter of 2009 to $99.4 billion, with a $23.9 billion increase in securities purchased under agreements to resell and a $8.4 billion increase in highly liquid shorter-term cash and cash equivalent assets. On March 31, 2009, we received $30.8 billion from Treasury under the Purchase Agreement pursuant to a draw request that FHFA submitted to Treasury on our behalf. The unpaid principal balance of our mortgage-related investments portfolio increased 8%, or $62.3 billion, during the first quarter of 2009 to $867.1 billion. The increase in our mortgage-related investments portfolio resulted from our acquiring and holding increased amounts of mortgage loans and mortgage-related securities to provide additional liquidity to the mortgage market, and, to a lesser degree, more favorable investment opportunities for agency securities as a result of a broad market decline driven by a lack of liquidity in the market. Deferred tax assets, net decreased $2.1 billion during the first quarter of 2009 to $13.3 billion, primarily attributable to the decline in the net loss in AOCI, net of taxes, as discussed below.

Short-term debt increased by $18.2 billion during the first quarter of 2009 to $453.3 billion, and long-term debt increased by $48.3 billion to $456.2 billion. The increase in our long-term debt reflects the improvement during the first quarter of spreads on our debt and our increased access to the debt markets as a result of decreased interest rates and the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program. Additionally, our reserve for guarantee losses on PCs increased during the quarter by $6.9 billion to $21.8 billion as a result of probable incurred losses, primarily attributable to the overall macroeconomic environment with declining home values, higher mortgage delinquency rates, and increasing unemployment.

Total equity (deficit) of $(6.0) billion at March 31, 2009 reflects the $30.8 billion in funding from Treasury we received on that date pursuant to a draw under the Purchase Agreement, and a $10.2 billion net loss attributable to common stockholders for the first quarter of 2009. In addition, the net loss in AOCI, net of taxes, declined by $4.1 billion, resulting largely from unrealized gains on our agency mortgage-related securities and the recognition of certain unrealized losses as other-than-temporary impairments on our non-agency mortgage-related securities.

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value measurements are a component of our risk management processes, as we use daily estimates of the changes in fair value to calculate our PMVS and duration gap measures. Included in our fair value results for the three months ended March 31, 2009 are the funds received from Treasury of $30.8 billion under the Purchase Agreement.

During the three months ended March 31, 2009, the fair value of net assets, before capital transactions, decreased by $15.7 billion compared to a $17.4 billion decrease during the three months ended March 31, 2008. The fair value of net assets as of March 31, 2009 was $(80.9) billion, compared to $(95.6) billion as of December 31, 2008. The decline in the fair value of our net assets, before capital transactions, during the first quarter of 2009 principally related to an increase in the fair value of our single-family guarantee obligation primarily due to the declining credit environment. Included in the reduction of the fair value of net assets is $6.5 billion related to our partial valuation allowance for our deferred tax assets, net for the three months ended March 31, 2009.

Liquidity and Capital Resources

Liquidity

During the first quarter of 2009, the Federal Reserve was an active purchaser in the secondary market of our long-term debt under its purchase program as discussed below and, as a result, spreads on our debt and access to the debt markets improved toward the end of the quarter. Prior to that time and commencing in the second half of 2008, we had experienced less demand for our debt securities, as reflected in wider spreads on our term and callable debt. This resulted in overall deterioration in our access to unsecured medium and long term debt markets to fund our purchases of mortgage assets and to refinance maturing debt. Therefore, we have been required to refinance our debt on a more frequent basis, exposing us to an increased risk of insufficient demand and adverse credit market conditions. We have also had to expand our use of derivatives. However, the use of these derivatives may expose us to additional counterparty credit risk. Because we use a mix of pay-fixed interest rate swaps and short-term debt to synthetically create the substantive economic equivalent of various longer-term fixed rate debt funding structures, our business results would be adversely affected if our access to the derivative markets were disrupted. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2008 Annual Report for more information on our debt funding

6	Freddie Mac

activities and risks posed by current market challenges and “RISK FACTORS” in our 2008 Annual Report for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

Treasury and the Federal Reserve have taken a number of actions affecting our access to debt financing, including the following:

•	Treasury entered into the Lending Agreement with us on September 18, 2008, under which we may request funds through December 31, 2009. As of March 31, 2009, we had not borrowed against the Lending Agreement.

•	The Federal Reserve has implemented a program to purchase, in the secondary market, up to $200 billion in direct obligations of Freddie Mac, Fannie Mae, and the FHLBs.

The Lending Agreement is scheduled to expire on December 31, 2009. Upon expiration, we will not have a liquidity backstop available to us (other than Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent authority) if we are unable to obtain funding from issuances of debt or other conventional sources. Under such circumstances, our long-term liquidity contingency strategy is currently dependent on extension of the Lending Agreement beyond December 31, 2009 which will require amendment of existing law.

Our annual dividend obligation on the senior preferred stock exceeds our annual historical earnings in most periods, and will contribute to increasingly negative cash flows in future periods, if we continue to pay the dividends in cash. In addition, the continuing deterioration in the financial and housing markets and further net losses in accordance with GAAP will make it more likely that we will continue to have additional draws under the Purchase Agreement in future periods, which will make it more difficult to pay senior preferred dividends in cash in the future.

Capital Adequacy

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement.

The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets, up to the maximum aggregate amount that may be funded under the Purchase Agreement. At March 31, 2009, our liabilities exceeded our assets by $6.01 billion and FHFA has submitted a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $6.1 billion. Our draw request is rounded up to the nearest $100 million. Following receipt of this pending draw, the aggregate liquidation preference of the senior preferred stock will increase to $51.7 billion and the amount remaining under the Treasury’s funding agreement will be $149.3 billion.

Treasury will be entitled to annual cash dividends of $5.2 billion based on this aggregate liquidation preference. This dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 (the amounts of which have not yet been determined) and limited flexibility to pay down draws under the Purchase Agreement, will have an adverse impact on our future financial position and net worth. In addition, we expect to make additional draws under the Purchase Agreement in future periods, due to a variety of factors that could materially affect the level and volatility of our net worth. For instance, if financial and housing markets conditions continue to deteriorate, resulting in further GAAP net losses, we will likely need to take additional draws, which would increase our senior preferred dividend obligation. For additional information concerning the potential impact of the Purchase Agreement, including taking additional draws, see “RISK FACTORS” in our 2008 Annual Report. For additional information on our capital management during conservatorship and factors that could affect the level and volatility of our net worth, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Adequacy” and “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements.

Risk Management

Credit Risks

Our total mortgage portfolio is subject primarily to two types of credit risk: mortgage credit risk and institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other mortgage-related guarantee. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations.

Mortgage and credit market conditions deteriorated during 2008 and continued to deteriorate in the first quarter of 2009. These conditions were brought about by a number of factors, which have increased our exposure to both

7	Freddie Mac

mortgage credit and institutional credit risks. Factors that have negatively affected the mortgage and credit markets included:

•	the effect of changes in other financial institutions’ underwriting standards in past years, which allowed for the origination of significant amounts of new higher-risk mortgage products in 2006 and 2007 and the early months of 2008. These mortgages have performed particularly poorly during the current housing and economic downturn, and have defaulted at historically high rates. However, even with the tightening of underwriting standards during 2008, economic conditions will continue to negatively impact recent originations;

•	increases in unemployment;

•	declines in home prices nationally;

•	higher incidence of institutional insolvencies;

•	higher levels of foreclosures and delinquencies;

•	significant volatility in interest rates;

•	significantly lower levels of liquidity in institutional credit markets;

•	wider credit spreads;

•	rating agency downgrades of mortgage-related securities and financial institutions; and

•	declines in market rents and increased vacancy rates affecting multifamily housing operators and investors.

The deteriorating economic conditions discussed above and the effect of any current or future government actions to remedy them have increased the uncertainty of future economic conditions, including unemployment rates and home price changes. While our forecast using our own home price index is for a national decline of 5% to 10% in 2009, there continues to be divergence among economists about the amount and timeframe of decline that may occur. The following statistics illustrate the credit deterioration of loans in our single-family mortgage portfolio, which consists of single-family mortgage loans in our mortgage-related investments portfolio and those backing our PCs, Structured Securities and other mortgage-related guarantees.

Table 2 — Credit Statistics, Single-Family Mortgage Portfolio(1)

	As of
	03/31/2009	12/31/2008	09/30/2008	06/30/2008	03/31/2008

Delinquency rate(2)	2.29%	1.72%	1.22%	0.93%	0.77%
Non-performing assets (in millions)(3)	$63,326	$47,959	$35,497	$27,480	$22,379
REO inventory (in units)	29,145	29,340	28,089	22,029	18,419

	For the Three Months Ended
	03/31/2009	12/31/2008	09/30/2008	06/30/2008	03/31/2008
		(in units, unless noted)

Loan modifications(4)	24,623	17,695	8,456	4,687	4,246
REO acquisitions	13,988	12,296	15,880	12,410	9,939
REO disposition severity ratio(5)	36.7%	32.8%	29.3%	25.2%	21.4%
Single-family credit losses (in millions)(6)	$1,318	$1,151	$1,270	$810	$528

(1)	Consists of single-family mortgage loans for which we actively manage credit risk, which are those loans held in our mortgage-related investments portfolio as well as those loans underlying our PCs, Structured Securities and other mortgage-related guarantees and excluding certain Structured Transactions and that portion of our Structured Securities that are backed by Ginnie Mae Certificates.
(2)	Single-family delinquency rate information is based on the number of loans that are 90 days or more past due and those in the process of foreclosure, excluding Structured Transactions. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 90 days delinquent under the modified terms. Delinquency rates for our single-family mortgage portfolio including Structured Transactions were 2.41% and 1.83% at March 31, 2009 and December 31, 2008, respectively. See “RISK MANAGEMENT — Credit Risks — Credit Performance — Delinquencies” for further information.
(3)	Includes those loans in our single-family mortgage portfolio, based on unpaid principal balances, that are past due for 90 days or more or where contractual terms have been modified as a troubled debt restructuring. Also includes the carrying value of single-family REO properties.
(4)	Consist of modifications under agreement with the borrower. Excludes forbearance agreements, which are made in certain circumstances and under which reduced or no payments are required during a defined period, as well as repayment plans, which are separate agreements with the borrower to repay past due amounts and return to compliance with the original terms.
(5)	Calculated as the aggregate amount of our losses recorded on disposition of REO properties during the respective quarterly period divided by the aggregate unpaid principal balances of the related loans with the borrowers. The amount of losses recognized on disposition of the properties is equal to the amount by which the unpaid principal balance of loans exceeds the amount of net sales proceeds from disposition of the properties. Excludes other related credit losses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.
(6)	Consists of REO operations expense plus charge-offs, net of recoveries from third-party insurance and other credit enhancements. Excludes other market-based fair value losses, such as losses on loans purchased and other-than-temporary impairments of securities. See “RISK MANAGEMENT — Credit Risks — Credit Performance — Credit Loss Performance” for further information.

As the table above illustrates, we have experienced continued deterioration in the performance of our single-family mortgage portfolio due to several factors, including the following:

•	Reflecting the expansion of the housing and economic downturn to a broader group of borrowers, in the first quarter of 2009 we experienced a significant increase in delinquency rate of fixed-rate amortizing loans, which

8	Freddie Mac

represents a more traditional mortgage product. The delinquency rate for single-family fixed-rate amortizing loans increased to 2.25% at March 31, 2009 as compared to 1.69% at December 31, 2008.

•	Certain loan groups within the single-family mortgage portfolio, such as Alt-A and interest-only loans, as well as 2006 and 2007 vintage loans, continue to be larger contributors to our worsening credit statistics. These loans have been more affected by macroeconomic factors, such as recent declines in home prices, which have resulted in erosion in the borrower’s equity. These loans are also concentrated in the West region. The West region comprised 26% of the unpaid principal balances of our single-family mortgage portfolio as of March 31, 2009, but accounted for 46% of our REO acquisitions in the first quarter of 2009, based on the related loan amount prior to our acquisition. In addition, states in the West region (especially California, Arizona and Nevada) and Florida tend to have higher average loan balances than the rest of the U.S. and were most affected by the steep home price declines. California and Florida were the states with the highest credit losses in the first quarter of 2009 comprising 44% of our single-family credit losses on a combined basis.

We have taken several steps during 2008 and continuing in 2009 designed to support homeowners and mitigate the growth of our non-performing assets, some of which were undertaken at the direction of FHFA. We continue to expand our efforts to increase our use of foreclosure alternatives, and have expanded our staff to assist our seller/servicers in completing loan modifications and other outreach programs with the objective of keeping more borrowers in their homes. We expect that many of these efforts will have a negative impact on our financial results. See “MD&A — EXECUTIVE SUMMARY — Credit Overview” in the 2008 Annual Report for more information. Some recent developments and initiatives include:

•	We completed approximately 40,000 workout plans and other agreements with borrowers out of the estimated 349,000 single-family loans in our single-family mortgage portfolio that were or became delinquent (90 days or more past due or were in foreclosure) during the first quarter of 2009.

•	As discussed above, on March 4, 2009, we announced two new mortgage initiatives under the MHA Program.

•	On March 5, 2009, we announced a plan to begin leasing our REO property inventory on a month-to-month basis to qualified tenants and former owners of these properties in order to provide affected families with additional time to determine their options.

These activities and those discussed in our 2008 Annual Report will create fluctuations in our credit statistics. For example, beginning in November 2008, we implemented a temporary suspension of foreclosure transfers of occupied homes. This has reduced the rate of growth of our REO inventory and of charge-offs, a component of our credit losses, since November 2008 but caused our reserve for guarantee losses to rise. This also has created an increase in the number of delinquent loans that remain in our single-family mortgage portfolio, which results in higher reported delinquency rates than without the suspension of foreclosure transfers. In addition, the implementation of the MHA Program in the second quarter of 2009 may cause the number of our forbearance agreements, modifications and related losses, such as losses on loans purchased, to rise. It is not possible at present to estimate the extent to which these costs may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these changes in business practices.

Our investments in non-agency mortgage-related securities, which are primarily backed by subprime, MTA and Alt-A loans, also were affected by the deteriorating credit conditions in the last half of 2008 and continuing into the first three months of 2009. The table below illustrates the increases in delinquency rates for subprime first lien, MTA and Alt-A loans that back the non-agency mortgage-related securities we own. Given the recent deterioration in the economic outlook and the forecast for continued home price declines in 2009, the performance of the loans backing these securities could continue to deteriorate.

9	Freddie Mac

Table 3 — Credit Statistics, Non-Agency Mortgage-Related Securities Backed by Subprime, MTA and Alt-A Loans

	As of
	03/31/2009	12/31/2008	09/30/2008	06/30/2008	03/31/2008

Delinquency rates:(1)
Non-agency mortgage-related securities backed by:
Subprime first lien	42%	38%	35%	31%	27%
MTA	36	30	24	18	12
Alt-A(2)	20	17	14	12	10
Cumulative collateral loss:(3)
Non-agency mortgage-related securities backed by:
Subprime first lien	7%	6%	4%	2%	1%
MTA	2	1	1	—	—
Alt-A(2)	2	1	1	—	—
Gross unrealized losses, pre-tax (in millions)(4)(5)	$27,475	$30,671	$22,411	$25,858	$28,065
Impairment loss for the three months ended (in millions)(5)	$6,956	$6,794	$8,856	$826	$—

(1)	Based on the number of loans that are 60 days or more past due. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 60 days delinquent under the modified terms.
(2)	Excludes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.
(3)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are less than the losses on the underlying collateral as presented in this table, as the securities we hold include significant credit enhancements, particularly through subordination.
(4)	Gross unrealized losses, pre-tax, represent the aggregate of the amount by which amortized cost exceeds fair value measured at the individual lot level.
(5)	Includes mortgage-related securities backed by subprime, MTA, Alt-A and other loans.

We held unpaid principal balances of $114.4 billion of non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans, in our mortgage-related investments portfolio as of March 31, 2009, compared to $119.5 billion as of December 31, 2008. We received monthly remittances of principal repayments on these securities of $5.1 billion during the first quarter of 2009, representing a partial return of our investment in these securities. We recognized impairment losses on non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans of approximately $6.9 billion for the first quarter of 2009. As of March 31, 2009, we recognized an aggregate of $23.4 billion of impairment losses on these non-agency mortgage-related securities since the second quarter of 2008, of which $13.8 billion is expected to be recovered. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments will be recorded on our financial statements commencing in the second quarter of 2009. Gross unrealized losses, pre-tax, on securities backed by subprime, MTA, Alt-A and other loans reflected in AOCI, decreased by $3.2 billion to $27.5 billion at March 31, 2009. This decrease includes the impact of $6.9 billion of impairment losses recorded on non-agency mortgage-related securities during the first quarter of 2009, which more than offset the declines in non-agency mortgage asset prices that occurred during the first quarter of 2009. We believe the declines in the fair value of the non-agency mortgage-related securities are attributable to poor underlying collateral performance and decreased liquidity and larger risk premiums in the mortgage market.

Interest Rate and Other Market Risks

Our mortgage-related investments portfolio activities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans that are held or underlie securities in our mortgage-related investments portfolio, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities. As interest rates fluctuate, we use derivatives to adjust the interest-rate characteristics of our debt funding in order to more closely match those of our assets.

The recent market environment has been increasingly volatile. Throughout 2008 and into 2009, we adjusted our interest rate risk models to reflect rapidly changing market conditions. In particular, prepayment models were dynamically adjusted to more accurately reflect the current environment. Due to extreme spread volatility, we adjusted interest-rate risk hedging methodologies to more accurately attribute OAS spread volatility and interest rate risk.

Operational Risks

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, failures of the technology used to support our business activities, difficulty in filling executive officer vacancies and other operational challenges from failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely

10	Freddie Mac

financial reporting, or result in other adverse consequences. Management of our operational risks takes place through the enterprise risk management framework, with the business areas retaining primary responsibility for identifying, assessing and reporting their operational risks.

As a result of management’s evaluation of our disclosure controls and procedures, our Interim Chief Executive Officer, who is also performing the functions of principal financial officer on an interim basis, has concluded that our disclosure controls and procedures were not effective as of March 31, 2009, at a reasonable level of assurance. We are continuing to work to improve our financial reporting governance process and remediate material weaknesses and other deficiencies in our internal controls. Although we continue to make progress on our remediation plans, our material weaknesses have not been fully remediated at this time. In view of our mitigating activities, including our remediation efforts through March 31, 2009, we believe that our interim consolidated financial statements for the quarter ended March 31, 2009, have been prepared in conformity with GAAP.

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

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs, Structured Securities and other mortgage-related guarantees is primarily represented by the unpaid principal balance of the related loans and securities held by third parties, which was $1,379 billion and $1,403 billion at March 31, 2009 and December 31, 2008, respectively. Based on our historical credit losses, which in 2008 averaged approximately 20.1 basis points of the aggregate unpaid principal balance of our PCs and Structured Securities, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees.

Legislative and Regulatory Matters

Pending Legislation

On May 7, 2009, the House of Representatives passed a bill that, among other things, would require originators to retain a level of credit risk for certain mortgages that they sell, enhance consumer disclosures, impose new servicing standards and allow for assignee liability. If enacted, the legislation would impact Freddie Mac and the overall mortgage market. However, it is unclear when, or if, the Senate will consider comparable legislation.

The House of Representatives has passed several bills that would impact executive and employee compensation paid by companies receiving federal financial assistance, including Freddie Mac. One bill would impose a 90% tax on the aggregate bonuses received by certain executives and employees of such companies. Another bill would prohibit “unreasonable and excessive” compensation by certain companies that have received federal financial assistance and prohibit these companies from paying non-performance based bonuses. Under this bill, Treasury would be required to establish certain standards regarding compensation payments. It is unclear when, or if, the Senate will consider comparable legislation. The adoption of any legislation that results in a significant tax on compensation or that imposes significant compensation restrictions would likely have an adverse impact on Freddie Mac’s ability to recruit and retain executives and employees whose compensation would be limited or reduced as a result of such legislation.

In March 2009, the House of Representatives passed a housing-related bill that, among other items, includes provisions intended to stem the rate of foreclosures by allowing bankruptcy judges to modify the terms of mortgages on principal residences for borrowers in Chapter 13 bankruptcy. Specifically, the House bill would allow judges to adjust interest rates, extend repayment terms and lower the outstanding principal amount to the current estimated fair value of the underlying property. On May 6, 2009, the Senate passed a similar housing-related bill that did not include bankruptcy cramdown provisions. It is unclear when, or if, the Senate will reconsider other alternative bankruptcy-related legislation.

Affordable Housing Goals

In March 2009, we reported to FHFA that we did not meet the 2008 housing goals or home purchase subgoals, but that we did meet the multifamily special affordable target. We believe that achievement of the goals and subgoals was infeasible in 2008 under the terms of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, and accordingly submitted an infeasibility analysis to FHFA. In March 2009, FHFA notified us that it had determined that achievement of the housing goals and home purchase subgoals was infeasible, with the exception of the underserved areas goal. Based on our financial condition in 2008, FHFA concluded that achievement by us of the

11	Freddie Mac

underserved areas goal was feasible, but challenging. Accordingly, FHFA decided not to require us to submit a housing plan.

Under the Reform Act, the annual housing goals for Freddie Mac and Fannie Mae in place for 2008 remain in effect for 2009, except that within 270 days from July 30, 2008, FHFA must review the 2009 housing goals to determine the feasibility of such goals in light of current market conditions and, after seeking public comment for up to 30 days, FHFA may make adjustments to the 2009 goals consistent with market conditions.

On April 28, 2009, FHFA announced that it has analyzed current market conditions and is issuing and seeking comments on a proposed rule that would adjust the affordable housing goal and home purchase subgoal levels for 2009. As proposed, Freddie Mac’s goals and subgoals for 2009 would be as follows:

Table 4 — Housing Goals and Home Purchase Subgoals for 2009(1)

Housing Goals

Low- and moderate-income goal	51%
Underserved areas goal	37
Special affordable goal	23
Multifamily special affordable volume target (in billions)	$3.92

Home Purchase
Subgoals

Low- and moderate-income subgoal	40%
Underserved areas subgoal	30
Special affordable subgoal	14

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages will be determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.

The proposed rule would permit loans we own or guarantee that are modified in accordance with the MHA Program to be treated as mortgage purchases and count toward the housing goals. In addition, the proposed rule would exclude from the 2009 housing goals loans with original principal balances that exceed the base nationwide conforming loan limits (e.g., $417,000 for a one-unit single-family property) in certain high-cost areas and exceed 150% of the nationwide conforming loan limits in Alaska, Guam, Hawaii and the Virgin Islands.

Effective beginning calendar year 2010, the Reform Act requires that FHFA establish single-family and multifamily annual affordable housing goals by regulation.

12	Freddie Mac

SELECTED FINANCIAL DATA(1)

	For the Three Months
	Ended March 31,
	2009	2008
	(dollars in millions, except
	share related amounts)

Statement of Operations Data
Net interest income	$3,859	$798
Non-interest income (loss)	(3,088)	614
Non-interest expense	(11,559)	(1,983)
Net loss attributable to Freddie Mac	(9,851)	(151)
Net loss attributable to common stockholders	(10,229)	(424)
Per common share data:
Earnings (loss):
Basic	(3.14)	(0.66)
Diluted	(3.14)	(0.66)
Cash common dividends	—	0.25
Weighted average common shares outstanding (in thousands):(2)
Basic	3,255,718	646,338
Diluted	3,255,718	646,338

	March 31,	December 31,
	2009	2008
	(dollars in millions)

Balance Sheet Data
Total assets	$946,950	$850,963
Short-term debt	453,312	435,114
Long-term senior debt	451,690	403,402
Long-term subordinated debt	4,509	4,505
All other liabilities	43,447	38,576
Total equity (deficit)	(6,008)	(30,634)
Portfolio Balances
Mortgage-related investments portfolio(3)	867,104	804,762
Total PCs and Structured Securities issued(4)	1,834,820	1,827,238
Total mortgage portfolio	2,246,503	2,207,476
Non-performing assets	63,845	48,385

	For the Three Months
	Ended March 31,
	2009	2008

Ratios
Return on average assets(5)	(4.4)%	(0.1)%
Non-performing assets ratio(6)	3.3	1.2
Return on common equity(7)	N/A	(23.3)
Return on total Freddie Mac stockholders’ equity(8)	N/A	(2.8)
Dividend payout ratio on common stock(9)	N/A	N/A
Equity to assets ratio(10)	(2.0)	2.7
Preferred stock to core capital ratio(11)	N/A	36.8

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for information regarding accounting changes impacting the current period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2008 Annual Report for information regarding accounting changes impacting previously reported results.
(2)	For the three months ended March 31, 2009, includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic earnings per share for the first quarter of 2009, because it is unconditionally exercisable by the holder at a cost of $.00001 per share.
(3)	The mortgage-related investments portfolio presented on our consolidated balance sheets differs from the mortgage-related investments portfolio in this table because the consolidated balance sheet amounts include valuation adjustments, discounts, premiums and other deferred balances. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio” for more information.
(4)	Includes PCs and Structured Securities that are held in our mortgage-related investments portfolio. See “OUR PORTFOLIOS — Table 52 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, REMICs, and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on unpaid principal balance. Includes other guarantees issued that are not in the form of a PC, such as long-term standby commitments and credit enhancements for multifamily housing revenue bonds.
(5)	Ratio computed as annualized net loss attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(6)	Ratio computed as non-performing assets divided by the ending unpaid principal balances of our total mortgage portfolio, excluding non-Freddie Mac securities.
(7)	Ratio computed as annualized net loss attributable to common stockholders divided by the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value). Ratio is not computed for periods in which Total Freddie Mac stockholders’ equity (deficit) is less than zero.
(8)	Ratio computed as annualized net (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit). Ratio is not computed for periods in which total Freddie Mac stockholders’ equity (deficit) is less than zero.
(9)	Ratio computed as common stock dividends declared divided by net loss attributable to common stockholders. Ratio is not computed for periods in which we report a net loss attributable to common stockholders.
(10)	Ratio computed as the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(11)	Ratio computed as preferred stock (excluding senior preferred stock), at redemption value divided by core capital. Senior preferred stock does not meet the statutory definition of core capital. Ratio is not computed for periods in which core capital is less than zero. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for more information regarding core capital.

13	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Operations — GAAP Results

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Net interest income	$3,859	$798
Non-interest income (loss):
Management and guarantee income	780	789
Gains (losses) on guarantee asset	(156)	(1,394)
Income on guarantee obligation	910	1,169
Derivative gains (losses)	181	(245)
Gains (losses) on investment activity	(4,944)	1,219
Gains (losses) on debt recorded at fair value	467	(1,385)
Gains (losses) on debt retirement	(104)	305
Recoveries on loans impaired upon purchase	50	226
Low-income housing tax credit partnerships	(106)	(117)
Trust management income (expense)	(207)	3
Other income	41	44

Non-interest income (loss)	(3,088)	614

Non-interest expense	(11,559)	(1,983)

Loss before income tax benefit	(10,788)	(571)
Income tax benefit	937	422

Net loss	$(9,851)	$(149)
Less: Net (income) attributable to noncontrolling interest	—	(2)

Net loss attributable to Freddie Mac	$(9,851)	$(151)

14	Freddie Mac

Net Interest Income

Table 6 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended March 31,
	2009			2008
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$118,555	$1,580	5.33%	$84,291	$1,243	5.90%
Mortgage-related securities	698,464	8,760	5.02	628,721	8,133	5.17

Total mortgage-related investments portfolio	817,019	10,340	5.06	713,012	9,376	5.26
Non-mortgage-related securities	11,197	211	7.53	30,565	313	4.10
Cash and cash equivalents	49,932	76	0.61	8,891	88	3.90
Federal funds sold and securities purchased under agreements to resell	33,605	18	0.22	14,435	119	3.31

Total interest-earning assets	911,753	10,645	4.67	766,903	9,896	5.16

Interest-bearing liabilities:
Short-term debt	362,566	(1,122)	(1.24)	204,650	(2,044)	(3.95)
Long-term debt(4)	521,151	(5,364)	(4.12)	538,295	(6,725)	(4.99)

Total interest-bearing liabilities	883,717	(6,486)	(2.94)	742,945	(8,769)	(4.70)
Expense related to derivatives(5)	—	(300)	(0.13)	—	(329)	(0.18)
Impact of net non-interest-bearing funding	28,036	—	0.09	23,958	—	0.15

Total funding of interest-earning assets	$911,753	(6,786)	(2.98)	$766,903	(9,098)	(4.73)

Net interest income/yield		3,859	1.69		798	0.43
Fully taxable-equivalent adjustments(6)		102	0.05		107	0.05

Net interest income/yield (fully taxable-equivalent basis)		$3,961	1.74		$905	0.48

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effect of mark-to-fair-value changes.
(3)	Non-performing loans, where interest income is recognized when collected, are included in average balances.
(4)	Includes current portion of long-term debt.
(5)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt and mortgage purchase transactions affect earnings. 2008 also includes the accrual of periodic cash settlements of all derivatives in qualifying hedge accounting relationships.
(6)	The determination of net interest income/yield (fully taxable-equivalent basis), which reflects fully taxable-equivalent adjustments to interest income, involves the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes using our federal statutory tax rate of 35%.

Net interest income and net interest yield on a fully taxable-equivalent basis increased during the first quarter of 2009 compared to the first quarter of 2008 primarily due to: (a) a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with lower cost debt issuances; (b) a significant increase in the average size of our mortgage-related investments portfolio including the purchases of fixed-rate assets; and (c) $715 million of income related to the accretion of other-than-temporary impairments of investments in available-for-sale securities recorded primarily during the second half of 2008.

During the first quarter of 2009, our short-term funding balances increased significantly when compared to the first quarter of 2008. Our use of short-term debt funding has been driven by varying levels of demand for our long-term and callable debt in the worldwide financial markets in 2008 and the first quarter of 2009. Recently, the Federal Reserve has been an active purchaser in the secondary market of our long-term debt under its purchase program and, as a result, spreads on our debt and access to the debt markets improved toward the end of the first quarter of 2009. Due to our limited ability to issue long-term and callable debt during the second half of 2008 and part of the first quarter of 2009, we increased our use of a mix of derivatives and short-term debt to synthetically create the substantive economic equivalent of various longer-term fixed rate debt funding structures. However, since these derivatives are not in hedge accounting relationships the accrual of periodic settlements related to these derivatives is not recognized in net interest income but rather is recognized in gains (losses) on derivatives. The use of these derivatives may expose us to additional counterparty credit risk. See “Non-Interest Income (Loss) — Derivative Overview” for additional information.

The increase in our mortgage-related investments portfolio resulted from our acquiring and holding increased amounts of mortgage loans and mortgage-related securities to provide additional liquidity to the mortgage market. Also, during the first quarter of 2009, continued liquidity concerns in the market resulted in more favorable investment

15	Freddie Mac

opportunities for agency mortgage-related securities at wider spreads. In response, we increased our purchase activities, resulting in an increase in the average balance of our interest-earning assets.

The increases in net interest income and net interest yield on a fully taxable-equivalent basis during the first quarter of 2009 were partially offset by the impact of declining interest rates on floating rate assets held in our mortgage-related investments portfolio. We also increased our cash and other investments portfolio during the first quarter of 2009 compared to the first quarter of 2008, and shifted from higher-yielding, longer-term non-mortgage-related securities to lower-yielding, shorter-term cash and cash equivalents and securities purchased under agreements to resell. This shift, in combination with lower short-term rates, also partially offset the increase in net interest income and net interest yield.

Non-Interest Income (Loss)

Management and Guarantee Income

Table 7 provides summary information about management and guarantee income. Management and guarantee income consists of contractual amounts due to us (reflecting buy-ups and buy-downs to base management and guarantee fees) as well as amortization of certain pre-2003 deferred fees received by us that were recorded as deferred income as a component of other liabilities. Beginning in 2003, delivery and buy-down fees are reflected within income on guarantee obligation as the guarantee obligation is amortized.

Table 7 — Management and Guarantee Income

	Three Months Ended March 31,
	2009		2008
	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees(1)	$782	17.4	$757	17.4
Amortization of deferred fees included in other liabilities	(2)	0.0	32	0.8

Total management and guarantee income	$780	17.4	$789	18.2

Unamortized balance of deferred fees included in other liabilities, at period end	$181		$379

(1)	Consists of management and guarantee fees related to all issued and outstanding guarantees, including those issued prior to adoption of FIN 45 in January 2003, which did not require the establishment of a guarantee asset.

Management and guarantee income decreased slightly for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a decrease in amortization of pre-2003 deferred fees. This decrease was partially offset by a higher amount of contractual management and guarantee fee income resulting from higher average balances of our PCs and Structured Securities in the first quarter of 2009. The ending balance of our issued PCs and Structured Securities increased by 2% and 10%, during the first quarters of 2009 and 2008, respectively, on an annualized basis.

Gains (Losses) on Guarantee Asset

Upon issuance of a financial guarantee, we record a guarantee asset on our consolidated balance sheets representing the fair value of the management and guarantee fees we expect to receive over the life of our PCs and Structured Securities. Subsequent changes in the fair value of the future cash flows of our guarantee asset are reported in the current period income as gains (losses) on guarantee asset.

The change in fair value of our guarantee asset reflects:

•	reductions related to the management and guarantee fees received that are considered a return of our recorded investment in our guarantee asset; and

•	changes in the fair value of management and guarantee fees we expect to receive over the life of the financial guarantee.

Contractual management and guarantee fees shown in Table 8 represent cash received in each period for those financial guarantees with an established guarantee asset. A portion of these contractual management and guarantee fees is attributed to imputed interest income on the guarantee asset.

16	Freddie Mac

Table 8 — Attribution of Change — Gains (Losses) on Guarantee Asset

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Contractual management and guarantee fees	$(733)	$(689)
Portion related to imputed interest income	249	215

Return of investment on guarantee asset	(484)	(474)
Change in fair value of management and guarantee fees	328	(920)

Gains (losses) on guarantee asset	$(156)	$(1,394)

Contractual management and guarantee fees increased in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to increases in the average balance of our PCs and Structured Securities issued.

As shown in the table above, the change in fair value of management and guarantee fees was $328 million in the first quarter of 2009 compared to $(920) million in the first quarter of 2008. This increase in the gain on our guarantee asset in the first quarter of 2009 was principally attributed to an improvement in the fair values of excess-servicing, interest-only mortgage securities, compared to a decline in fair values of such securities during the first quarter of 2008. Our valuation methodology for the guarantee asset uses market-based information, including market values of excess-servicing, interest-only mortgage securities, to determine the fair value of future cash flows associated with the guarantee asset.

Income on Guarantee Obligation

Upon issuance of our guarantee, we record a guarantee obligation on our consolidated balance sheets representing the estimated fair value of our obligation to perform under the terms of the guarantee. Our guarantee obligation is amortized into income using a static effective yield determined at inception of the guarantee based on forecasted repayments of the principal balances on loans underlying the guarantee. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Application of the Static Effective Yield Method to Amortize the Guarantee Obligation” in our 2008 Annual Report for additional information on application of the static effective yield method. The static effective yield is periodically evaluated and amortization is adjusted when significant changes in economic events cause a shift in the pattern of our economic release from risk. When this type of change is required, a cumulative catch-up adjustment, which could be significant in a given period, will be recognized. In the first quarter of 2009, we enhanced our methodology for evaluating significant changes in economic events to be more in line with the current economic environment and to monitor the rate of amortization on our guarantee obligation so that it remains reflective of our expected duration of losses.

Table 9 provides information about the components of income on guarantee obligation.

Table 9 — Income on Guarantee Obligation

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Amortization income related to:
Static effective yield	$775	$580
Cumulative catch-up	135	589

Total income on guarantee obligation	$910	$1,169

Amortization income decreased primarily due to less significant cumulative catch-up adjustments partially offset by higher static effective yield rates during the first quarter of 2009 as compared to the first quarter of 2008. The cumulative catch-up adjustments recognized during the first quarter of 2008 were principally due to more significant declines in home prices during that period. We estimate that the national decline in home prices, based on our own index of our single-family mortgage portfolio was 1.4% and 2.9% during the first quarters of 2009 and 2008, respectively.

Derivative Overview

During 2008, we elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities; however, we discontinued hedge accounting for these derivative instruments in December 2008. In addition, during 2008, we designated certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt, consistent with our risk management goals, in an effort to reduce interest rate risk related volatility in our consolidated statements of operations. In conjunction with our entry into conservatorship on September 6, 2008, we determined that we could no longer assert that the associated forecasted issuances of debt were probable of occurring and, as a result, we ceased designating derivative positions as cash flow

17	Freddie Mac

hedges associated with forecasted issuances of debt. The previous deferred amount related to these hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of operations. As a result of our discontinuance of this hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in fair value from open cash flow hedges to closed cash flow hedges on September 6, 2008. For a discussion of the impact of derivatives on our consolidated financial statements and our discontinuation of derivatives designated as cash flow hedges see “NOTE 10: DERIVATIVES” to our consolidated financial statements.

Table 10 presents the gains and losses related to derivatives that were not accounted for in hedge accounting relationships. Derivative gains (losses) represents the change in fair value of derivatives not accounted for in hedge accounting relationships because the derivatives did not qualify for, or we did not elect to pursue, hedge accounting, resulting in fair value changes being recorded to earnings. Derivative gains (losses) also includes the accrual of periodic settlements for derivatives that are not in hedge accounting relationships. Although derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net loss, particularly when they are not accounted for in hedge accounting relationships.

Table 10 — Derivative Gains (Losses)

	Derivative Gains (Losses)(1)
Derivatives not Designated as Hedging	Three Months Ended March 31,
Instruments under SFAS 133(2)	2009	2008
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$187	$193
U.S. dollar denominated	(1,803)	9,503

Total receive-fixed swaps	(1,616)	9,696
Pay-fixed	6,705	(15,133)
Basis (floating to floating)	1	2

Total interest-rate swaps	5,090	(5,435)
Option-based:
Call swaptions
Purchased	(3,387)	3,240
Written	117	(6)
Put swaptions
Purchased	45	(125)
Written	13	3
Other option-based derivatives(3)	25	24

Total option-based	(3,187)	3,136
Futures	28	647
Foreign-currency swaps(4)	(573)	1,237
Forward purchase and sale commitments	(412)	511
Credit derivatives	1	4
Swap guarantee derivatives	(31)	—

Subtotal	916	100
Accrual of periodic settlements:
Receive-fixed interest rate swaps(5)	1,088	73
Pay-fixed interest rate swaps	(1,942)	(477)
Foreign-currency swaps	49	57
Other	70	2

Total accrual of periodic settlements	(735)	(345)

Total	$181	$(245)

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(2)	See “NOTE 10: DERIVATIVES” to our consolidated financial statements for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on PCs we issued.
(4)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(5)	Includes imputed interest on zero-coupon swaps.

18	Freddie Mac

We use receive- and pay-fixed interest rate swaps to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed interest rate swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Due to limits on our ability to issue long-term and callable debt beginning in the second half of 2008 and part of the first quarter of 2009, we increased our use of pay-fixed interest rate swaps. However, the use of these derivatives may expose us to additional counterparty credit risk. For a discussion regarding our ability to issue debt see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities.” During the first quarter of 2009, fair value gains on our pay-fixed interest rate swaps of $6.7 billion were partially offset by losses on our receive-fixed interest rate swaps of $1.6 billion as longer-term swap interest rates increased, resulting in an overall gain recorded for derivatives.

Additionally, we use swaptions and other option-based derivatives to adjust the characteristics of our debt in response to changes in the expected lives of mortgage-related assets in our mortgage-related investments portfolio. We recorded losses of $3.4 billion on our purchased call swaptions during the three months ended March 31, 2009, compared to gains of $3.2 billion during the three months ended March 31, 2008. The losses during the three months ended March 31, 2009 were attributable to increasing swap interest rates and a decrease in implied volatility, compared to the gains during the three months ended March 31, 2008, which were attributable to decreasing swap interest rates and an increase in implied volatility.

As a result of our election of the fair value option for our foreign-currency denominated debt, foreign-currency translation gains and losses and fair value adjustments related to our foreign-currency denominated debt are recognized on our consolidated statements of operations as gains (losses) on debt recorded at fair value. We use a combination of foreign-currency swaps and foreign-currency denominated receive-fixed interest rate swaps to hedge the changes in fair value of our foreign-currency denominated debt related to fluctuations in exchange rates and interest rates, respectively.

For the three months ended March 31, 2009, we recognized fair value gains of $467 million on our foreign-currency denominated debt, consisting of $580 million in translation gains and $(113) million related to interest-rate and instrument-specific credit risk adjustments. Derivative gains (losses) on foreign-currency swaps of $(573) million largely offset fair value translation gains of $580 million on our foreign-currency denominated debt. In addition, derivative gains (losses) of $187 million on foreign-currency denominated receive-fixed interest rate swaps largely offset the interest-rate and instrument-specific credit risk adjustments included in gains (losses) on debt recorded at fair value for the three months ended March 31, 2009.

For the three months ended March 31, 2008, we recognized fair value losses of $1.4 billion on our foreign-currency denominated debt, consisting of $1.2 billion in translation losses and $(171) million related to interest-rate and instrument-specific credit risk adjustments. Derivative gains (losses) on foreign-currency swaps of $1.2 billion offset fair value translation losses of $1.2 billion on our foreign-currency denominated debt. In addition, derivative gains (losses) of $193 million on foreign-currency denominated receive-fixed interest rate swaps largely offset the interest-rate and instrument-specific credit risk adjustments included in gains (losses) on debt recorded at fair value for the three months ended March 31, 2008.

For a discussion of the instrument-specific credit risk and our election to adopt the fair value option on our foreign-currency denominated debt see “NOTE 17: FAIR VALUE DISCLOSURES— Fair Value Election — Foreign-Currency Denominated Debt with the Fair Value Option Elected” in our 2008 Annual Report.

19	Freddie Mac

Gains (Losses) on Investment Activity

Gains (losses) on investment activity includes gains and losses on certain assets where changes in fair value are recognized through earnings, gains and losses related to sales, impairments and other valuation adjustments. Table 11 summarizes the components of gains (losses) on investment activity.

Table 11 — Gains (Losses) on Investment Activity

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Gains (losses) on trading securities(1)	$2,131	$971
Gains (losses) on sale of mortgage loans(2)	151	71
Gains (losses) on sale of available-for-sale securities	51	215
Impairments on available-for-sale securities	(7,130)	(71)
Lower-of-cost-or-fair-value adjustments	(129)	33
Gains (losses) on mortgage loans elected at fair value	(18)	—

Total gains (losses) on investment activity	$(4,944)	$1,219

(1)	Includes mark-to-fair value adjustments recorded in accordance with EITF 99-20 on securities classified as trading.
(2)	Represents gains (losses) on mortgage loans sold in connection with securitization transactions.

Gains (Losses) on Trading Securities

We recognized net gains on trading securities of $2.1 billion for the first quarter of 2009, as compared to net gains of $971 million for the first quarter of 2008. The unpaid principal balance of our securities classified as trading was approximately $253 billion at March 31, 2009 compared to approximately $103 billion at March 31, 2008 primarily due to our increased purchases of agency mortgage-related securities. The increased balance in our trading portfolio combined with tightening OAS levels, contributed $1.0 billion to the gains on these trading securities for the first quarter of 2009. In addition, during the first quarter of 2009, we sold agency securities classified as trading with unpaid principal balances of approximately $36 billion, which generated realized gains of $1.1 billion.

Impairments on Available-For-Sale Securities

During the first quarter of 2009, we recorded other-than-temporary impairments related to investments in available-for-sale securities of $7.1 billion, of which approximately $6.9 billion related to non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans. The remaining $0.2 billion related to other-than-temporary impairments of available-for-sale non-mortgage-related asset-backed securities in our cash and other investments portfolio where we did not have the intent to hold to a forecasted recovery of the unrealized losses. The decision to impair these securities is consistent with our consideration of these securities as a contingent source of liquidity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments will be recorded on our financial statements commencing in the second quarter of 2009.

During the first quarter of 2008, we recognized $71 million of other-than-temporary impairments related to investments in available-for-sale securities, including $68 million attributed to $1.3 billion of obligations of states and political subdivisions in an unrealized loss position that we did not have the intent to hold to a forecasted recovery.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities” for additional information.

Gains (Losses) on Debt Recorded at Fair Value

We elected the fair value option for our foreign-currency denominated debt effective January 1, 2008. Accordingly, foreign-currency exposure is a component of gains (losses) on debt recorded at fair value. We manage the foreign-currency exposure associated with our foreign-currency denominated debt through the use of derivatives. For the three months ended March 31, 2009, we recognized fair value gains of $467 million on our foreign-currency denominated debt primarily due to the U.S. dollar strengthening relative to the Euro. However, the U.S. dollar weakened for the three months ended March 31, 2008, contributing to our recognition of fair value losses of $1.4 billion on our foreign-currency denominated debt. See “Derivative Overview” for additional information about how we mitigate changes in the fair value of our foreign-currency denominated debt by using derivatives.

20	Freddie Mac

Gains (Losses) on Debt Retirement

Gains (losses) on debt retirement were $(104) million and $305 million during the three months ended March 31, 2009 and 2008, respectively. This change was due to a decreased level of call activity involving our debt with coupon levels that increase at pre-determined intervals.

Recoveries on Loans Impaired Upon Purchase

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses on loans purchased and provision for credit losses associated with purchases of delinquent loans under our financial guarantee. Recoveries occur when a non-performing loan is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. For impaired loans where the borrower has made required payments that return the loan to less than 90 days delinquent, the recovery amounts are instead accreted into interest income over time as periodic payments are received.

During the three months ended March 31, 2009 and 2008, we recognized recoveries on loans impaired upon purchase of $50 million and $226 million, respectively. Our recoveries on impaired loans decreased due to a lower rate of loan payoffs and a higher proportion of modified loans among those purchased during the first quarter of 2009, as compared to the first quarter of 2008. In addition, our temporary suspensions of foreclosure transfers on occupied homes during the first quarter of 2009 reduced our recognition of recoveries.

Trust Management Income (Expense)

Trust management income (expense) represents the amounts we earn as administrator, issuer and trustee, net of related expenses, related to the management of remittances of principal and interest on loans underlying our PCs and Structured Securities. Trust management income (expense) was $(207) million and $3 million in the first quarter of 2009 and first quarter of 2008, respectively. We experienced trust management expenses associated with shortfalls in interest payments on PCs, known as compensating interest, which significantly exceeded our trust management income during the first quarter of 2009. The increase in expense for these shortfalls was attributable to significantly higher refinancing activity and lower interest income on trust assets, which we receive as fee income, in the first quarter of 2009, as compared to the first quarter of 2008. If mortgage interest rates remain low, we expect refinancing activity to remain elevated in the near term and our trust management expenses will likely exceed our related income. See “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings-Results — Single-Family Guarantee” in our 2008 Annual Report for further information on compensating interest.

Other Income (Losses)

Other income (losses) primarily consists of resecuritization fees, net hedging gains and losses, fees associated with servicing and technology-related programs, fees related to multifamily loans (including application and other fees) and various other fees received from mortgage originators and servicers. Other income (losses) declined to $41 million in the first quarter of 2009 compared to $44 million in the first quarter of 2008.

Non-Interest Expense

Table 12 summarizes the components of non-interest expense.

Table 12 — Non-Interest Expense

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Administrative expenses:
Salaries and employee benefits	$207	$231
Professional services	60	72
Occupancy expense	18	15
Other administrative expenses	87	79

Total administrative expenses	372	397
Provision for credit losses	8,791	1,240
REO operations expense	306	208
Losses on loans purchased	2,012	51
Other expenses	78	87

Total non-interest expense	$11,559	$1,983

Administrative Expenses

Administrative expenses decreased for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, in part due to a decrease in the number of consultants and full-time employees as well as other cost reduction measures.

21	Freddie Mac

Provision for Credit Losses

Our reserves for mortgage loan and guarantee losses reflects our best projection of defaults we believe are likely as a result of loss events that have occurred through March 31, 2009. The substantial deterioration in the national housing market, the uncertainty in other macroeconomic factors and the uncertainty of the effect of any current or future government actions to address the economic and housing crisis makes forecasting of default rates increasingly imprecise. Our reserves also include the impact of our projections of the results of strategic loss mitigation initiatives, including our temporary suspensions of certain foreclosure transfers, a higher volume of loan modifications, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. An inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates that exceed our current projections will cause our losses to be significantly higher than those currently estimated.

The provision for credit losses was $8.8 billion in the first quarter of 2009 compared to $1.2 billion in the first quarter of 2008, as continued weakening in the housing market and a rapid rise in unemployment affected our single-family mortgage portfolio. See “Table 2 — Credit Statistics, Single-Family Mortgage Portfolio” for a presentation of the quarterly trend in the deterioration of our credit statistics. For more information regarding how we derive our estimate for the provision for credit losses, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2008 Annual Report. We recorded a $7.1 billion increase in our loan loss reserve, which is a reserve for credit losses on loans within our mortgage-related investments portfolio and mortgages underlying our PCs, Structured Securities and other mortgage-related guarantees, at March 31, 2009 as a result of:

•	increased estimates of incurred losses on single-family mortgage loans that are expected to experience higher default rates. Our estimates of incurred losses are higher for single-family loans we purchased or guaranteed in certain years, particularly those we purchased during 2006, 2007 and to a lesser extent 2005 and the first half of 2008;

•	an observed increase in delinquency timeframes resulting from temporary suspensions of foreclosure transfers as well as an increase in the percentage of loans that entered the foreclosure process. We have experienced more significant increases in delinquency and foreclosure starts concentrated in certain regions of the U.S., as well as loans with second lien, third-party financing. For example, as of March 31, 2009, single-family mortgage loans in the states of California and Florida comprise 14% and 7% of our single-family mortgage portfolio, respectively; however the loans in these states have delinquency rates of 3.4% and 6.5%, respectively, compared to 2.29% for the total single-family mortgage portfolio. Similarly, as of March 31, 2009, 14% of loans in our single-family mortgage portfolio have second lien, third-party financing; however we estimate that these loans comprise 24% of our delinquent loans, based on unpaid principal balances;

•	increases in the estimated average loss per loan, or severity of losses, net of expected recoveries from credit enhancements, driven in part by declines in home sales and home prices. See “Table 2 — Credit Statistics, Single-Family Mortgage Portfolio” for quarterly trends in our REO disposition severity ratios and other credit-related statistics. The states with the largest declines in home prices in the last year and highest severity of losses include California, Florida, Nevada and Arizona; and

•	increases in counterparty exposure related to our estimates of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at origination and under separate recourse agreements. Several of our seller/servicers have been acquired by the FDIC, declared bankruptcy or merged with other institutions. In addition, certain of these counterparties have sought or received additional equity capital during the first quarter of 2009. These and other events increase our counterparty exposure, or the likelihood that we may bear the risk of mortgage credit losses without the benefit of recourse, if any, to our counterparty. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for additional information.

We expect our provisions for credit losses will likely remain high during 2009. The likelihood that our provision for credit losses will remain high in future periods will depend on a number of factors, including the impact of the MHA Program on our loss mitigation efforts, changes in property values, regional economic conditions, third-party mortgage insurance coverage and recoveries and the realized rate of seller/servicer repurchases.

REO Operations Expense

The increase in REO operations expense for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was primarily due to increases in the volume of our single-family property foreclosure transfers. The decline in home prices, which has been more dramatic in certain geographical areas, combined with our higher volume of REO acquisitions, resulted in higher disposition losses during the first quarter of 2009 compared to

22	Freddie Mac

the first quarter of 2008. Market-based writedowns of REO inventory totaled $32 million and $114 million for the three months ended March 31, 2009 and 2008, respectively. We expect REO operations expense to continue to increase in the remainder of 2009, as single-family REO acquisition volume increases and home prices remain under pressure.

Losses on Loans Purchased

Losses on delinquent and modified loans purchased from the mortgage pools underlying PCs and Structured Securities occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase. As a result of increases in delinquency rates of loans underlying our PCs and Structured Securities and our increasing efforts to reduce foreclosures, the number of loan modifications increased significantly during the first quarter of 2009, as compared to the first quarter of 2008. When a loan underlying our PCs and Structured Securities is modified, we generally exercise our repurchase option and hold the modified loan in our mortgage-related investments portfolio. See “Recoveries on Loans Impaired upon Purchase” and “RISK MANAGEMENT — Credit Risks — Table 44 — Changes in Loans Purchased Under Financial Guarantees” for additional information about the impacts from these loans on our financial results.

During the three months ended March 31, 2009, the market-based valuation of non-performing loans continued to be adversely affected by the expectation of higher default costs and reduced liquidity in the single-family mortgage market. Our losses on loans purchased were $2.0 billion during the three months ended March 31, 2009 compared to $51 million during the three months ended March 31, 2008. The increase in losses on loans purchased is attributed both to the increase in volume of our optional repurchases of delinquent and modified loans underlying our guarantees as well as a decline in market valuations for these loans as compared to the first quarter of 2008. We expect these losses to continue to increase in 2009.

Income Tax Benefit

For the three months ended March 31, 2009 and 2008, we reported an income tax benefit of $937 million and $422 million, respectively. See “NOTE 12: INCOME TAXES” to our consolidated financial statements for additional information.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Certain activities that are not part of a segment are included in the All Other category; this category consists of certain unallocated corporate items, such as costs associated with remediating our internal controls and near-term restructuring costs, costs related to the resolution of certain legal matters and certain income tax items. We manage and evaluate performance of the segments and All Other using a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. The objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement with Treasury, may negatively impact our Segment Earnings and the performance of individual segments.

Segment Earnings is calculated for the segments by adjusting GAAP net loss for certain investment-related activities and credit guarantee-related activities. Segment Earnings also includes certain reclassifications among income and expense categories that have no impact on net loss but provide us with a meaningful metric to assess the performance of each segment and our company as a whole. We continue to assess the methodologies used for segment reporting and refinements may be made in future periods. Segment Earnings does not include the effect of the establishment of the valuation allowance against our deferred tax assets, net. See “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements for further information regarding our segments and the adjustments and reclassifications used to calculate Segment Earnings, as well as the management reporting and allocation process used to generate our segment results.

Segment Earnings — Results

Investments

Our Investments segment is responsible for investment activity in mortgages and mortgage-related securities, other investments, debt financing, and managing our interest rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgages through our mortgage-related investments portfolio.

23	Freddie Mac

Table 13 presents the Segment Earnings of our Investments segment.

Table 13 — Segment Earnings and Key Metrics — Investments

	Three Months Ended
	March 31,
	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$2,014	$299
Non-interest income (loss)	(4,306)	15
Non-interest expense:
Administrative expenses	(120)	(131)
Other non-interest expense	(7)	(9)

Total non-interest expense	(127)	(140)

Segment Earnings (loss) before income tax (expense) benefit	(2,419)	174
Income tax (expense) benefit	847	(61)

Segment Earnings (loss), net of taxes	(1,572)	113

Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	1,590	(1,183)
Investment sales, debt retirements and fair value-related adjustments	45	1,525
Fully taxable-equivalent adjustment	(100)	(110)
Tax-related adjustments(1)	639	(12)

Total reconciling items, net of taxes	2,174	220

GAAP net income (loss)	$602	$333

Key metrics — Investments:
Growth:
Purchases of securities — Mortgage-related investments portfolio:(2)(3)
Guaranteed PCs and Structured Securities	$84,180	$21,544
Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities	31,321	9,383
Non-agency mortgage-related securities	76	860

Total purchases of securities — Mortgage-related investments portfolio	$115,577	$31,787

Growth rate of mortgage-related investments portfolio (annualized)	32.42%	(7.01)%
Return:
Net interest yield — Segment Earnings basis	0.96%	0.19%

(1)	2009 includes an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax assets, net that is not included in Segment Earnings.
(2)	Based on unpaid principal balance and excludes mortgage-related securities traded, but not yet settled.
(3)	Excludes single-family mortgage loans.

Segment Earnings for our Investments Segment decreased $1.7 billion for the first quarter of 2009 compared to the first quarter of 2008. Security impairments increased during the first quarter of 2009 to $4.4 billion due to an increase in expected credit-related losses on our non-agency mortgage-related securities, compared to $2 million of security impairments recognized during the first quarter of 2008. Security impairments that reflect expected or realized credit-related losses are realized immediately pursuant to GAAP and in Segment Earnings. In contrast, non-credit-related security impairments are included in our GAAP results but are not included in Segment Earnings. Segment Earnings net interest income increased $1.7 billion and Segment Earnings net interest yield increased 77 basis points to 96 basis points for the first quarter of 2009 compared to the first quarter of 2008. The primary drivers underlying the increases in Segment Earnings net interest income and Segment Earnings net interest yield were (a) a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with lower cost debt issuances and (b) a significant increase in the average size of our mortgage-related investments portfolio including the purchases of fixed-rate assets. Partially offsetting these increases was an increase in derivative interest carry expense on net pay-fixed interest rate swaps, which is recognized within net interest income in Segment Earnings, as a result of decreased interest rates.

During the first quarter of 2009, the mortgage-related investments portfolio of our Investments Segment grew at an annualized rate of 32.4% compared to (7.0)% for the first quarter of 2008. The unpaid principal balance of the mortgage-related investments portfolio of our Investments Segment increased from $732 billion at December 31, 2008 to $791 billion at March 31, 2009. The portfolio grew because we acquired and held increased amounts of mortgage loans and mortgage-related securities in our mortgage related investments portfolio to provide additional liquidity to the mortgage market and, to a lesser degree, due to more favorable investment opportunities for agency securities, due to liquidity concerns in the market.

24	Freddie Mac

We held $92.6 billion of non-Freddie Mac agency mortgage-related securities and $192.1 billion of non-agency mortgage-related securities as of March 31, 2009 compared to $70.9 billion of non-Freddie Mac agency mortgage-related securities and $197.9 billion of non-agency mortgage-related securities as of December 31, 2008. The decline in the unpaid principal balance of non-agency mortgage-related securities is due to the receipt of monthly principal repayments on these securities. Agency securities comprised approximately 69% of the unpaid principal balance of the Investments Segment mortgage-related investments portfolio at March 31, 2009 compared with 68% at December 31, 2008. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship and restrictions set forth in the Purchase Agreement may negatively impact our Investments segment results over the long term. For example, the planned reduction in our mortgage-related investments portfolio balance to $250 billion, through successive annual 10% declines commencing in 2010, will cause a corresponding reduction in our net interest income. This may negatively affect our Investments segment results.

Single-Family Guarantee Segment

In our Single-family Guarantee segment, we guarantee the payment of principal and interest on single-family mortgage-related securities, including those held in our mortgage-related investments portfolio, in exchange for monthly management and guarantee fees and other up-front compensation. Earnings for this segment consist primarily of management and guarantee fee revenues less the related credit costs (i.e., provision for credit losses) and operating expenses. Earnings for this segment also include the interest earned on assets held in the Investments segment related to single-family guarantee activities, net of allocated funding costs and amounts related to expected net float benefits.

25	Freddie Mac

Table 14 presents the Segment Earnings of our Single-family Guarantee segment.

Table 14 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Segment Earnings:
Net interest income	$25	$77
Non-interest income:
Management and guarantee income	922	895
Other non-interest income	83	104

Total non-interest income	1,005	999
Non-interest expense:
Administrative expenses	(200)	(204)
Provision for credit losses	(8,941)	(1,349)
REO operations expense	(306)	(208)
Other non-interest expense	(22)	(19)

Total non-interest expense	(9,469)	(1,780)

Segment Earnings (loss) before income tax expense	(8,439)	(704)
Income tax (expense) benefit	2,954	246

Segment Earnings (loss), net of taxes	(5,485)	(458)

Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments	(1,403)	(174)
Tax-related adjustments(1)	(2,978)	61

Total reconciling items, net of taxes(1)	(4,381)	(113)

GAAP net income (loss)	$(9,866)	$(571)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(2)	$1,780	$1,728
Issuance — Single-family credit guarantees(2)	$104	$113
Fixed-rate products — Percentage of issuances(3)	99.6%	92.7%
Liquidation Rate — Single-family credit guarantees (annualized rate)(4)	21.2%	16.4%
Credit:
Delinquency rate(5)	2.29%	0.77%
Delinquency transition rate(6)	24.8%	17.6%
REO inventory (number of units)	29,145	18,419
Single-family credit losses, in basis points (annualized)	28.9	12.1
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$10,454	$10,559
30-year fixed mortgage rate(8)	4.8%	5.9%

(1)	2009 includes an allocation of the non-cash charge related to the partial valuation allowance recorded against our deferred tax assets, net that is not included in Segment Earnings.
(2)	Based on unpaid principal balance.
(3)	Excludes Structured Transactions, but includes interest-only mortgages with fixed interest rates.
(4)	Includes the effect of terminations of long-term standby commitments.
(5)	Represents the percentage of single-family loans in our credit guarantee portfolio, based on loan count, which are 90 days or more past due at period end and excluding loans underlying Structured Transactions. See “RISK MANAGEMENT — Credit Risks — Credit Performance — Delinquencies” for additional information.
(6)	Represents the percentage of loans that have been reported as 90 days or more delinquent, which subsequently transitioned to REO inventory within 12 months of the date of delinquency. The rate does not reflect other loss events, such as short-sales and deed-in-lieu transactions.
(7)	U.S. single-family mortgage debt outstanding as of December 31, 2008 for 2009. Source: Federal Reserve Flow of Funds Accounts of the United States of America dated March 12, 2009.
(8)	Based on Freddie Mac’s PMMS. Represents the national average mortgage commitment rate to a qualified borrower exclusive of the fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Segment Earnings (loss) for our Single-family Guarantee segment declined to a loss of $(5.5) billion for the three months ended March 31, 2009, compared to a loss of $(458) million for the three months ended March 31, 2008. This decline reflects an increase in credit-related expenses due to higher delinquency rates, higher volumes of non-performing loans and foreclosure transfers, higher severity of losses on a per-property basis and a decline in home prices and other regional economic conditions. The increase in Segment Earnings management and guarantee income for the first quarter of 2009 is primarily due to higher average balances of the single-family credit guarantee portfolio partially offset by lower average contractual management and guarantee rates as compared to the first quarter of 2008.

26	Freddie Mac

Table 15 below provides summary information about Segment Earnings management and guarantee income for this segment. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of credit fees.

Table 15 — Segment Earnings Management and Guarantee Income — Single-Family Guarantee

	Three Months Ended March 31,
	2009		2008
		Average		Average
	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$707	15.5	$707	16.1
Amortization of credit fees included in other liabilities	215	4.7	188	4.3

Total Segment Earnings management and guarantee income	922	20.2	895	20.4

Adjustments to reconcile to consolidated GAAP:
Reclassification between net interest income and management and guarantee fee(1)	57		38
Credit guarantee-related activity adjustments(2)	(220)		(161)
Multifamily management and guarantee income(3)	21		17

Management and guarantee income, GAAP	$780		$789

(1)	Management and guarantee fees earned on mortgage loans held in our mortgage-related investments portfolio are reclassified from net interest income within the Investments segment to management and guarantee fees within the Single-family Guarantee segment. Buy-up and buy-down fees are transferred from the Single-family Guarantee segment to the Investments segment.
(2)	Primarily represent credit fee amortization adjustments.
(3)	Represents management and guarantee income recognized related to our Multifamily segment that is not included in our Single-family Guarantee segment.

For the three months ended March 31, 2009 and 2008, the annualized growth rates of our single-family credit guarantee portfolio were 1.7% and 9.9%, respectively. Our mortgage purchase volumes are impacted by several factors, including origination volumes, mortgage product and underwriting trends, competition, customer-specific behavior, contract terms, and governmental initiatives concerning our business activities. Origination volumes can be affected by government programs, such as the MHA Program. Single-family mortgage purchase volumes from individual customers can fluctuate significantly. Despite these fluctuations, our share of the overall single-family mortgage origination market was higher in the first quarter of 2009 as compared to the first quarter of 2008, as mortgage originators have generally tightened their credit standards, causing conforming mortgages to be the predominant product in the market during this period. We have also tightened our own guidelines for mortgages we purchase and we have seen improvements in the credit quality of mortgages delivered to us in 2009. We expect an increase in our volume in the second quarter of 2009 due to significant refinancing activity caused by recent declines in mortgage interest rates as well as our support of Home Affordable Refinance under the MHA Program.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $8.9 billion for the three months ended March 31, 2009, compared to $1.3 billion for the three months ended March 31, 2008, due to continued credit deterioration in our single-family credit guarantee portfolio. Mortgages in our single-family credit guarantee portfolio experienced significantly higher delinquency rates, higher transition rates to foreclosure, as well as higher loss severities on a per-property basis compared to the first quarter of 2008. Our provision for credit losses is based on our estimate of incurred losses inherent in both our credit guarantee portfolio and the mortgage loans in our mortgage-related investments portfolio using recent historical performance, such as trends in delinquency rates, recent charge-off experience, recoveries from credit enhancements and other loss mitigation activities.

The delinquency rate on our single-family credit guarantee portfolio increased to 2.29% as of March 31, 2009 from 1.72% as of December 31, 2008. Increases in delinquency rates occurred in all product types for the three months ended March 31, 2009. We expect our delinquency rates will continue to rise in the remainder of 2009.

Charge-offs, gross, for this segment increased to $1.4 billion in the first quarter of 2009 compared to $0.5 billion in the first quarter of 2008, primarily due to a considerable increase in the volume of REO properties we acquired through foreclosure transfers. Declining home prices resulted in higher charge-offs, on a per property basis, during the first quarter of 2009, and we expect growth in charge-offs to continue in 2009. See “RISK MANAGEMENT — Credit Risks — Table 48 — Single-Family Credit Loss Concentration Analysis” for additional delinquency and credit loss information.

Single-family Guarantee REO operations expense increased during the first quarter of 2009, compared to the first quarter of 2008. During 2008 and the first quarter of 2009, we experienced significant increases in delinquency rates and REO activity in all regions of the U.S., particularly in the states of California, Florida, Nevada and Arizona. The West region represented approximately 35% and 22% of our REO property acquisitions during the first quarter of 2009

27	Freddie Mac

and first quarter of 2008, respectively, based on the number of units. The highest concentration in the West region is in the state of California. At March 31, 2009, our REO inventory in California comprised 16% of total REO property inventory, based on units, and approximately 25% of our total REO property inventory, based on loan amount prior to acquisition. California has accounted for a significant amount of our credit losses and losses on our loans in this state comprised approximately 29% and 21% of our total credit losses in the first quarter of 2009 and the first quarter of 2008, respectively. We temporarily suspended all foreclosure transfers on occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. On March 7, 2009, we suspended foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, we have continued with initiation and other preclosing steps in the foreclosure process. In addition, we temporarily suspended evictions for occupants of foreclosed homes from November 26, 2008 through April 1, 2009 and announced an initiative to provide for month-to-month rentals to qualified former borrowers and tenants that occupy our newly-foreclosed single-family properties. In part, this was done to allow us to implement our previously-announced Streamlined Modification Program and loan modifications under the MHA Program. These programs are designed to assist delinquent borrowers meeting certain criteria by offering loan modifications and potentially avoiding foreclosure. As a result of our suspension of foreclosure transfers, we experienced an increase in single-family delinquency rates and slower growth in charge-offs, a component of our credit losses, REO acquisitions and REO inventory during the first quarter of 2009, as compared to what we would have experienced without these actions. See “RISK MANAGEMENT — Credit Risks — Loss Mitigation Activities” for further information on these programs.

Declines in home prices contributed to the increase in the weighted average estimated current LTV ratio for loans underlying our single-family credit guarantee portfolio to 76% at March 31, 2009 compared to 72% at December 31, 2008 and 67% at March 31, 2008. Approximately 28% of loans in our single-family credit guarantee portfolio had estimated current LTV ratios above 90%, excluding second liens by third parties, at March 31, 2009, compared to 14% at March 31, 2008. In general, higher total LTV ratios indicate that the borrower has less equity in the home and would thus be more likely to default in the event of a financial hardship. We expect that home prices will continue to decline during 2009, and will result in increased current estimated LTV ratios on loans in our single-family credit guarantee portfolio. We expect that declines in home prices combined with the deterioration in rates of unemployment and other factors will result in higher credit losses for our Single-family Guarantee segment during 2009. Our suspension or delay of foreclosure transfers and any imposed delay in foreclosures by regulatory or governmental agencies causes a delay in our recognition of credit losses, and our loan loss reserves to increase. The implementation of any governmental actions or programs that expand the ability of delinquent borrowers to obtain modifications with concessions of past due principal or interest amounts, including proposed changes to bankruptcy laws, could lead to higher charge-offs.

Multifamily Segment

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

28	Freddie Mac

Table 16 presents the Segment Earnings of our Multifamily segment.

Table 16 — Segment Earnings and Key Metrics — Multifamily

	Three Months Ended March 31,
	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$118	$75
Non-interest income (loss):
Management and guarantee income	21	17
LIHTC partnerships	(106)	(117)
Other non-interest income	3	8

Total non-interest income (loss)	(82)	(92)
Non-interest expense:
Administrative expenses	(49)	(49)
Provision for credit losses	—	(9)
REO operations expense	—	—
Other non-interest expense	(5)	(4)

Total non-interest expense	(54)	(62)

Segment Earnings (loss) before income tax benefit	(18)	(79)
LIHTC partnerships tax benefit	151	149
Income tax benefit	6	28
Less: Net (income) loss — noncontrolling interest	1	—

Segment Earnings, net of taxes	140	98

Reconciliation to GAAP net income (loss):
Derivative and foreign-currency denominated debt-related adjustments	(32)	(11)
Credit guarantee-related adjustments	5	—
Investment sales, debt retirements and fair value-related adjustments	(17)	—
Tax-related adjustments(1)	(663)	4

Total reconciling items, net of taxes(1)	(707)	(7)

GAAP net income (loss)	$(567)	$91

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio(2)	$74,243	$58,812
Average balance of Multifamily guarantee portfolio(2)	$15,528	$11,336
Purchases — Multifamily loan portfolio(2)	$3,648	$4,063
Issuances — Multifamily guarantee portfolio(2)	$177	$2,382
Liquidation Rate — Multifamily loan portfolio (annualized rate)	3.5%	5.5%
Credit:
Delinquency rate(3)	0.09%	0.01%
Allowance for loan losses	$275	$71

(1)	2009 includes an allocation of the non-cash charge related to the partial valuation allowance recorded against our deferred tax assets, net that is not included in Segment Earnings.
(2)	Based on unpaid principal balance.
(3)	Based on net carrying value of mortgages 90 days or more delinquent as well as those in the process of foreclosure and excluding Structured Transactions.

Segment Earnings for our Multifamily segment increased 43% to $140 million for the three months ended March 31, 2009 compared to $98 million for the three months ended March 31, 2008, primarily due to higher net interest income and a lower non-interest loss. Net interest income increased $43 million, or 57%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily driven by a 26% increase in the average balances of our Multifamily loan portfolio and significantly lower interest rates resulting in lower cost of funding, partially offset by a decrease in prepayment fees, or yield maintenance income, resulting from declines in loan refinancing activity. We continued to provide stability and liquidity for the financing of rental housing nationwide. Non-interest income (loss) decreased by $10 million primarily due to a decline in equity losses on low-income housing tax partnerships for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The unpaid principal balance of our multifamily loan portfolio increased to $75.7 billion at March 31, 2009 from $72.7 billion at December 31, 2008 as market fundamentals continued to provide opportunities to purchase loans for our portfolio.

29	Freddie Mac

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

Cash and Other Investments Portfolio

Table 17 provides detail regarding our cash and other investments portfolio.

Table 17 — Cash and Other Investments Portfolio

	Fair Value
	March 31, 2009	December 31, 2008
	(dollars in millions)

Cash and cash equivalents	$53,754	$45,326
Investments:
Non-mortgage-related securities:
Available-for-sale securities:
Asset-backed securities	7,614	8,794

Total available-for-sale non-mortgage-related securities	7,614	8,794

Trading:
Treasury bills	3,995	—

Total trading non-mortgage-related securities	3,995	—

Total non-mortgage-related available-for-sale and trading securities	11,609	8,794

Federal funds sold and securities purchased under agreements to resell:
Securities purchased under agreements to resell	34,050	10,150

Total cash and other investments portfolio	$99,413	$64,270

Our cash and other investments portfolio is important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market, as discussed in “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Other Investments Portfolio” in our 2008 Annual Report. Cash and cash equivalents comprised $53.8 billion of the $99.4 billion in this portfolio as of March 31, 2009. At March 31, 2009, the investments in this portfolio also included $11.6 billion of non-mortgage-related asset-backed securities and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations.

During the first quarter of 2009, we increased the balance of our cash and other investments portfolio by $35.1 billion, primarily due to a $23.9 billion increase in securities purchased under agreements to resell and a $8.4 billion increase in highly liquid shorter-term cash and cash equivalent assets. On March 31, 2009, we received $30.8 billion from Treasury under the Purchase Agreement pursuant to a draw request that FHFA submitted to Treasury on our behalf. At March 31, 2009, the balance of our cash and other investments portfolio also included $4.0 billion of Treasury bills purchased during the first quarter of 2009.

We recognized other-than-temporary impairment charges related to our cash and other investments portfolio of $0.2 billion during the first quarter of 2009, for our non-mortgage-related investments with $8.4 billion of unpaid principal balance, as we could not assert the positive intent to hold these securities to recovery of the unrealized losses. The decision to impair these securities is consistent with our consideration of securities from the cash and other investments portfolio as a contingent source of liquidity. We do not expect any contractual cash shortfalls related to these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments will be recorded on our financial statements commencing in the second quarter of 2009. All unrealized losses in our cash and other investments portfolio have been recognized in earnings through other-than-temporary impairments as of March 31, 2009.

30	Freddie Mac

Table 18 provides credit ratings of the non-mortgage-related asset-backed securities in our cash and other investments portfolio at March 31, 2009.

Table 18 — Investments in Non-Mortgage-Related Asset-Backed Securities

	March 31, 2009
					Current
	Amortized	Fair	Original%	Current%	Investment
Collateral Type	Cost	Value	AAA-rated(1)	AAA-rated(2)	Grade(3)
	(dollars in millions)

Non-mortgage-related asset-backed securities:
Credit cards	$3,471	$3,608	100%	71%	100%
Auto credit	2,095	2,146	100	67	100
Equipment lease	679	686	100	91	100
Student loans	496	508	100	90	100
Dealer floor plans(4)	328	328	100	6	6
Stranded assets(5)	211	217	100	100	100
Insurance premiums	121	121	100	100	100

Total non-mortgage-related asset-backed securities	$7,401	$7,614	100	70	95

(1)	Reflects the composition of the portfolio that was AAA-rated as of the date of our acquisition of the security, based on unpaid principal balance and the lowest rating available.
(2)	Reflects the AAA-rated composition of the securities as of May 4, 2009, based on unpaid principal balance as of March 31, 2009 and the lowest rating available.
(3)	Reflects the composition of these securities with credit ratings BBB– or above as of May 4, 2009, based on unpaid principal balance as of March 31, 2009 and the lowest rating available.
(4)	Consists of securities backed by liens secured by automobile dealer inventories.
(5)	Consists of securities backed by liens secured by fixed assets owned by regulated public utilities.

Mortgage-Related Investments Portfolio

We are primarily a buy-and-hold investor in mortgage assets. We invest principally in mortgage loans and mortgage-related securities, which consist of securities issued by us, Fannie Mae, Ginnie Mae and other financial institutions. We refer to these investments that are recorded on our consolidated balance sheets as our mortgage-related investments portfolio. Our mortgage-related securities are classified as either available-for-sale or trading on our consolidated balance sheets.

Under the Purchase Agreement with Treasury and FHFA regulation, our mortgage-related investments portfolio may not exceed $900 billion as of December 31, 2009 and then must decline by 10% per year thereafter until it reaches $250 billion. Consistent with our ability under the Purchase Agreement to increase the size of our on-balance sheet mortgage portfolio through the end of 2009, we acquired and held increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio to provide additional liquidity to the mortgage market. Table 19 provides unpaid principal balances of the mortgage loans and mortgage-related securities in our mortgage-related investments portfolio. Table 19 includes securities classified as either available-for-sale or trading on our consolidated balance sheets.

31	Freddie Mac

Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio

	March 31, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)

Mortgage loans:
Single-family:(1)
Conventional:(2)
Amortizing	$46,704	$1,331	$48,035	$34,630	$1,295	$35,925
Interest-only	492	977	1,469	440	841	1,281

Total conventional	47,196	2,308	49,504	35,070	2,136	37,206
USDA Rural Development/FHA/VA	1,709	—	1,709	1,549	—	1,549

Total single-family	48,905	2,308	51,213	36,619	2,136	38,755
Multifamily(3)	67,280	8,453	75,733	65,322	7,399	72,721

Total unpaid principal balance of mortgage loans	116,185	10,761	126,946	101,941	9,535	111,476

PCs and Structured Securities:(4)
Single-family(1)	364,163	89,270	453,433	328,965	93,498	422,463
Multifamily	280	1,708	1,988	332	1,729	2,061

Total PCs and Structured Securities	364,443	90,978	455,421	329,297	95,227	424,524

Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities:(5)
Fannie Mae:
Single-family(1)	57,545	33,956	91,501	35,142	34,460	69,602
Multifamily	467	92	559	582	92	674
Ginnie Mae:
Single-family(1)	385	148	533	398	152	550
Multifamily	45	—	45	26	—	26

Total agency mortgage-related securities	58,442	34,196	92,638	36,148	34,704	70,852

Non-agency mortgage-related securities:
Single-family:(1)(6)
Subprime	428	70,568	70,996	438	74,413	74,851
MTA	—	19,220	19,220	—	19,606	19,606
Alt-A and other	3,164	21,000	24,164	3,266	21,801	25,067
Commercial mortgage-backed securities	24,706	38,978	63,684	25,060	39,131	64,191
Obligations of states and political subdivisions(7)	12,696	43	12,739	12,825	44	12,869
Manufactured housing(8)	1,116	180	1,296	1,141	185	1,326

Total non-agency mortgage-related securities(9)	42,110	149,989	192,099	42,730	155,180	197,910

Total mortgage-related securities	464,995	275,163	740,158	408,175	285,111	693,286

Total unpaid principal balance of mortgage-related investments portfolio	$581,180	$285,924	867,104	$510,116	$294,646	804,762

Premiums, discounts, deferred fees, impairments of unpaid principal balances and other basis adjustments			(24,083)			(17,788)
Net unrealized losses on mortgage-related securities, pre-tax			(31,509)			(38,228)
Allowance for loan losses on mortgage loans held-for-investment(10)			(840)			(690)

Total carrying value of mortgage-related investments portfolio			$810,672			$748,056

(1)	Variable-rate single-family mortgage loans and mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for information on Alt-A and subprime loans, which are a component of our single-family conventional mortgage loans
(3)	Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.
(4)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral.
(5)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(6)	Single-family non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other mortgage loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 23 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, MTA, Alt-A and Other Loans at March 31, 2009 and December 31, 2008” and “Table 24 — Ratings Trend of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, MTA, Alt-A and Other Loans.”
(7)	Consists of mortgage revenue bonds. Approximately 57% and 58% of these securities held at March 31, 2009 and December 31, 2008, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(8)	At March 31, 2009 and December 31, 2008, 15% and 32%, respectively, of mortgage-related securities backed by manufactured housing bonds were rated BBB– or above, based on the lowest rating available. For both dates, 91% of manufactured housing bonds had credit enhancements, including primary monoline insurance, that covered 23% of the manufactured housing bonds based on the unpaid principal balance. At both March 31, 2009 and December 31, 2008, we had secondary insurance on 60% of these bonds that were not covered by the primary monoline insurance, based on the unpaid principal balance. Approximately 3% of the mortgage-related securities backed by manufactured housing bonds were AAA-rated at both March 31, 2009 and December 31, 2008, respectively, based on the unpaid principal balance and the lowest rating available.
(9)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 43% and 55% of total non-agency mortgage-related securities held at March 31, 2009 and December 31, 2008, respectively, were AAA-rated as of those dates, based on the unpaid principal balance and the lowest rating available.
(10)	See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Loan Loss Reserves” for information about our allowance for loan losses on mortgage loans held-for-investment.

32	Freddie Mac

The total unpaid principal balance of our mortgage-related investments portfolio increased by $62.3 billion to $867.1 billion at March 31, 2009 compared to December 31, 2008. The portfolio grew in the first quarter of 2009 because we acquired and held increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio to provide additional liquidity to the mortgage market and, to a lesser degree, due to more favorable investment opportunities for agency securities given a broad market decline driven by a lack of liquidity in the market. In response, our net purchase activity increased considerably as we deployed capital at favorable OAS levels. The $62.3 billion increase included purchases of PCs and Structured Securities and agency mortgage-related securities balances totaling $52.7 billion, partially offset by a $5.8 billion decrease in non-agency mortgage-related securities balances, primarily due to principal repayments on securities backed by subprime, MTA, Alt-A and other loans.

The balance of mortgage loans held in our mortgage-related investments portfolio increased by $15.5 billion during the first quarter of 2009, including an increase of approximately $3.0 billion in multifamily loans. We invest in multifamily loans on apartment complexes with institutional customers that include both adjustable and fixed rate products. Fixed-rate loans generally include prepayment fees if the borrowers prepay within the yield maintenance period, which is normally the initial five to ten years. We have grown both the adjustable and fixed-rate portfolios during the first quarter of 2009 due to attractive purchase opportunities. While industry-wide loan demand is expected to decline in 2009, we expect continued growth in our multifamily loan portfolio during 2009 as we remain a significant source of debt financing for multifamily properties.

As mortgage interest rates declined in the first quarter of 2009, single-family refinance mortgage originations increased and the volume of deliveries of single-family mortgage loans to us for cash purchase rather than for guarantor swap transactions also increased. Loans purchased through the cash purchase program are typically sold to investors through a cash auction of PCs, and, in the interim, are carried as mortgage loans on our consolidated balance sheets. However, because of continuing market disruptions in the first quarter of 2009, demand for our cash auctions of PCs has decreased. Our increased cash purchase activity coupled with fewer PCs sold at cash auctions, as well as our increased purchases of non-performing loans from the mortgage pools underlying our PCs and Structured Securities, resulted in a higher balance of single-family mortgage loans held in our mortgage-related investments portfolio at March 31, 2009 than at December 31, 2008.

Higher Risk Components of Our Mortgage-Related Investments Portfolio

Our mortgage-related investments portfolio includes mortgage loans with higher risk characteristics and mortgage-related securities backed by subprime, MTA, Alt-A and other loans.

During the first quarter of 2009, we did not buy or sell any non-agency mortgage-related securities backed by subprime, MTA or Alt-A and other loans. As discussed below, we recognized impairment losses on these securities in the first quarter of 2009. We believe that the declines in fair values for these securities are attributable to poor underlying collateral performance and decreased liquidity and larger risk premiums in the mortgage market.

Higher Risk Single-Family Mortgage Loans

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

We generally do not classify the single-family mortgage loans in our mortgage-related investments portfolio as either prime or subprime; however, we recognize that there are mortgage loans within our mortgage-related investments portfolio with higher risk characteristics. For example, we estimate that there were $2.1 billion and $1.7 billion at March 31, 2009 and December 31, 2008, respectively, of loans with original LTV ratios greater than 90% and FICO credit scores less than 620 at the time of loan origination.

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or alternative income or asset documentation requirements relative to a full documentation mortgage loan. In determining our Alt-A exposure in loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, which

33	Freddie Mac

indicate that the loan should be classified as Alt-A. We estimate that approximately $3 billion, or 6% of the single-family mortgage loans in our mortgage-related investments portfolio were classified as Alt-A loans at March 31, 2009.

See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for further information.

Non-Agency Mortgage-Related Securities Backed by Subprime Loans

We have classified securities as subprime if the securities were labeled as subprime when sold to us. At March 31, 2009 and December 31, 2008, we held $71.0 billion and $74.8 billion, respectively, of non-agency mortgage-related securities backed by subprime loans in our mortgage-related investments portfolio. In addition to the contractual interest payments, we received monthly remittances of principal repayments on these securities, which totaled $3.8 billion during the first quarter of 2009, representing a partial return of our investment in these securities. We have seen a decrease in the annualized rate of principal repayments from 25% in the fourth quarter of 2008 to 21% in the first quarter of 2009. These securities benefit from significant credit enhancement, particularly through subordination. Of these securities, 33% and 58% were investment grade at March 31, 2009 and December 31, 2008, respectively. We recognized impairment losses on these available-for-sale securities of $4.1 billion during the first quarter of 2009. The total remaining unrealized losses, net of tax, on these securities are included in AOCI and totaled $11.4 billion and $12.4 billion at March 31, 2009 and December 31, 2008, respectively.

Non-Agency Mortgage-Related Securities Backed by MTA Loans

MTA adjustable-rate mortgages (which are a type of option ARM) are indexed to the Moving Treasury Average and have optional payment terms, including options that allow for deferral of principal payments which result in negative amortization for an initial period of years. MTA loans generally have a specified date when the mortgage is recast to require principal payments under new terms, which can result in substantial increases in monthly payments by the borrower.

We have classified securities as MTA if the securities were labeled as MTA when sold to us or if we believe the underlying collateral includes a significant amount of MTA loans. We had $19.2 billion and $19.6 billion of non-agency mortgage-related securities classified as MTA at March 31, 2009 and December 31, 2008, respectively. In addition to the contractual interest payments, we received monthly remittances of principal repayments on these securities, which totaled $0.4 billion during the first quarter of 2009, representing a partial return of our investment in these securities. The annualized rate of principal repayments during the first quarter of 2009 on these securities was 8%, unchanged from the fourth quarter of 2008. These securities benefit from significant credit enhancements, particularly through subordination. These securities experienced significant downgrades during the quarter, as 4% and 72% were investment grade at March 31, 2009 and December 31, 2008, respectively. We recognized impairment losses on these available-for-sale securities of $1.0 billion during the first quarter of 2009. The total remaining unrealized losses, net of tax, on these securities are included in AOCI and totaled $2.8 billion and $3.1 billion at March 31, 2009 and December 31, 2008, respectively.

Non-Agency Mortgage-Related Securities Backed by Alt-A and Other Loans

We have classified securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. We classified $24.2 billion and $25.1 billion of our single-family non-agency mortgage-related securities as Alt-A and other loans at March 31, 2009 and December 31, 2008, respectively. In addition to the contractual interest payments, we received monthly remittances of principal repayments on these securities, which totaled $0.9 billion during the first quarter of 2009, representing a partial return of our investment in these securities. The annualized rate of principal repayments during the first quarter of 2009 on these securities was 14%, unchanged from the fourth quarter of 2008. These securities benefit from significant credit enhancements, particularly through subordination. Of these securities, 46% and 79% were investment grade at March 31, 2009 and December 31, 2008, respectively. We recognized impairment losses on these available-for-sale securities of $1.8 billion during the first quarter of 2009. The total remaining unrealized losses, net of tax, on these securities are included in AOCI and totaled $3.7 billion and $4.4 billion at March 31, 2009 and December 31, 2008, respectively.

Unrealized Losses on Available-for-Sale Mortgage-Related Securities

At March 31, 2009, our gross unrealized losses on available-for-sale mortgage-related securities were $48.6 billion. The main components of these losses are gross unrealized losses of $44.5 billion related to non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans, as well as commercial mortgage-backed securities. We believe that these unrealized losses on non-agency mortgage-related securities at March 31, 2009 were attributable to poor underlying collateral performance and decreased liquidity and larger risk premiums in the non-agency mortgage market. All securities in an unrealized loss position are evaluated to determine if the impairment is

34	Freddie Mac

other-than-temporary. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding unrealized losses on available-for-sale securities.

Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities

We recognized impairment losses on non-agency mortgage-related securities of approximately $6.9 billion during the first quarter of 2009. Of the $192.1 billion of unpaid principal balance in non-agency mortgage-related securities in our available-for-sale portfolio at March 31, 2009, we identified securities backed by subprime, MTA, Alt-A and other loans with $16.0 billion of unpaid principal balance that are probable of incurring a contractual principal or interest loss, in addition to those securities impaired during 2008. This probable loss is due to significant sustained deterioration in the performance of the underlying collateral of these securities. The probable loss during the first quarter of 2009 is also due to a lack of confidence in the credit enhancements provided by primary monoline bond insurance from two monoline insurers on individual securities in an unrealized loss position. To date, we have recognized impairment losses on non-agency mortgage-related securities backed by four monoline insurers. We have determined that it is both probable a principal and interest shortfall will occur on the insured securities and that, in such a case, there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. The deterioration has not impacted our ability and intent to hold these securities to recovery of the unrealized losses. See “NOTE 4: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” to our consolidated financial statements for additional information. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Bond Insurers” for more information on institutional credit risk associated with our exposure to bond insurers.

We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the impairment loss recognized under GAAP, as we expect these shortfalls to be less than the recent fair value declines. As of March 31, 2009, we have recognized an aggregate of $23.4 billion of impairment losses on non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans since the second quarter of 2008, of which $13.8 billion is expected to be recovered. This reflects a reduction in the estimate of future recoveries of prior quarter impairment charges of $3.0 billion as of March 31, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments will be recorded on our financial statements commencing in the second quarter of 2009.

The decline in mortgage credit performance has been severe for subprime, MTA, Alt-A and other loans. Many of the same global economic factors impacting the performance of our guarantee portfolio also impact the performance of the non-agency mortgage-related securities in our mortgage-related investments portfolio. Rising unemployment, accelerating home price declines, tight credit conditions, volatility in mortgage rates and LIBOR, and weakening consumer confidence not only contributed to poor performance during the first quarter of 2009 but impacted our expectations regarding future performance, both of which are critical in assessing other-than-temporary impairments. Furthermore, the subprime, MTA, Alt-A and other loans backing our securities have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona and Nevada.

Additional information about our securities backed by subprime, MTA, Alt-A and other loans is set forth below:

•	Securities Backed by Subprime Loans: Our securities backed by subprime loans accounted for $4.1 billion of other-than-temporary impairment expense during the first quarter of 2009. Included in this amount are our securities backed by 2006 and 2007 first lien subprime loans which accounted for $10.0 billion of impaired unpaid principal balance and $3.9 billion of other-than-temporary impairment expense during the first quarter of 2009. Delinquencies on the 2006 and 2007 subprime loans backing these securities increased by 8% and 14%, respectively, during the first quarter of 2009.

•	Securities Backed by MTA Loans: Our securities backed by MTA loans accounted for $1.7 billion of the impaired unpaid principal balance and $1.0 billion of other-than-temporary impairment expense during the first quarter 2009. Delinquencies on 2006 and 2007 vintage MTA loans increased 21% and 32%, respectively, during the first quarter of 2009. Securities backed by MTA loans experienced sustained price declines, with prices for this category, on average, falling by approximately 9% in the first quarter of 2009. The MTA sector also experienced significant continued downgrades during the quarter, with none of our securities rated AAA as of March 31, 2009, versus 45% at December 31, 2008.

•	Securities Backed by Alt-A and Other Loans: Our securities backed by Alt-A loans and other loans accounted for $3.6 billion of the impaired unpaid principal balance and $1.8 billion of other-than-temporary impairment expense during the first quarter of 2009, with approximately 69% of the impairment expense coming from loans

35	Freddie Mac

originated in 2006 and 2007. These securities experienced increases in delinquencies of the underlying loans, material price declines and ratings actions during the first quarter of 2009.

While it is possible that, under certain conditions (especially given the current economic environment), defaults and severity of losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were probable at March 31, 2009. Based on our ability and intent to hold our remaining available-for sale securities for a sufficient time to recover all unrealized losses and our consideration of available information, we have concluded that the reduction in fair value of these securities was temporary at March 31, 2009.

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

Hypothetical Scenarios on our Investments in Non-Agency Mortgage-Related Securities

In this section, we present hypothetical scenarios based on an analysis we designed to simulate the distribution of cash flows from the underlying loans to the securities that we hold, considering different default rate and severity assumptions. In preparing each scenario, we use numerous assumptions (in addition to the default rate and severity assumptions), including, but not limited to, the timing of losses, prepayment rates, the collectability of excess interest and interest rates that could materially impact the results. Since we do not use this analysis for determination of our reported results under GAAP, this analysis is hypothetical and may not be indicative of our actual principal shortfalls.

Tables 20 – 22 provide the summary results of the default rate and severity hypothetical scenarios for our investments in available-for-sale non-agency mortgage-related securities backed by first lien subprime, MTA and Alt-A loans at March 31, 2009. In light of increasing uncertainty concerning default rates and severity due to the overall deterioration in the economy and the impact of loan modifications, pending bankruptcy reform legislation and other government intervention on the loans underlying our securities, we have provided a number of default and severity scenarios to reflect a broad range of possible outcomes. For example, in the hypothetical scenario for our non-agency mortgage-related securities backed by first lien subprime loans presented in Table 20, we use cumulative default rates of 60% to 80%. However, different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes. These differences tend to be magnified for nontraditional products such as MTA loans. While the more stressful scenarios are beyond what we currently believe are probable, these tables give insight into the potential economic losses under hypothetical scenarios.

In addition to the hypothetical scenarios, these tables also display underlying collateral performance and credit enhancement statistics, by vintage and quartile of delinquency. The current collateral delinquency rates presented in Tables 20, 21 and 22 averaged 42%, 36% and 20%, respectively. Within each of these quartiles, there is a distribution of both credit enhancement levels and delinquency performance, and individual security performance will differ from the quartile as a whole. Furthermore, some individual securities with lower subordination levels could have higher delinquencies.

The projected economic losses presented for each hypothetical scenario represent the present value of possible cash shortfalls given the related assumptions. The projected economic losses are based solely on the present value of potential principal shortfalls, as we do not believe that the interest shortfalls are representative of our risk of economic loss since the interest represents cash flow generated by our investment in the securities, whereas the principal amount generally represents the amount of our investment in the securities. Additionally, some of these securities are not subject to principal write-downs until their legal final maturity based on the contractual terms of the security, which leads to a smaller present value loss than on a security that could take principal write-downs earlier. However, these amounts do not represent the other-than-temporary impairment charge that would result under the given scenario. Any other-than-temporary impairment charges would vary depending on the fair value of the security at that point in time, and could be higher than the amount of losses indicated by these scenarios. Impairment charges would also reflect interest shortfalls.

36	Freddie Mac

Investments in Non-Agency Mortgage-Related Securities backed by First Lien Subprime Loans

Table 20 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities Backed by First Lien Subprime Loans

		March 31, 2009
		Underlying Collateral Performance		Credit Enhancements Statistics
		Unpaid			Minimum	Hypothetical Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	60%	70%	80%
		(dollars in millions)

2004 & Prior	1	$298	12%	50%	33%	60%	$11	$13	$14
						70	14	20	37
						80	25	47	84

2004 & Prior	2	287	18%	51%	24%	60%	$—	$—	$4
						70	—	11	26
						80	14	32	51

2004 & Prior	3	332	23%	57%	22%	60%	$—	$1	$2
						70	1	3	5
						80	3	7	28

2004 & Prior	4	299	30%	65%	19%	60%	$—	$1	$4
						70	2	8	16
						80	9	19	32

2004 & Prior subtotal		$1,216	21%	56%	19%

2005	1	$2,911	28%	58%	39%	60%	$—	$—	$—
						70	—	5	54
						80	11	77	278

2005	2	2,848	35%	59%	34%	60%	$—	$—	$—
						70	—	—	—
						80	—	8	109

2005	3	2,919	43%	54%	28%	60%	$—	$—	$2
						70	—	7	27
						80	13	46	187

2005	4	2,860	50%	52%	24%	60%	$—	$—	$2
						70	1	10	42
						80	22	67	198

2005 subtotal		$11,538	39%	56%	24%

2006	1	$6,876	37%	33%	20%	60%	$3	$13	$81
						70	46	220	629
						80	378	948	1,654

2006	2	6,872	45%	28%	12%	60%	$—	$38	$144
						70	92	299	656
						80	437	918	1,508

2006	3	7,018	51%	26%	7%	60%	$2	$22	$168
						70	104	418	938
						80	633	1,290	1,990

2006	4	6,757	58%	28%	3%	60%	$4	$12	$99
						70	60	262	727
						80	455	1,076	1,804

2006 subtotal		$27,523	48%	29%	3%

2007	1	$6,706	26%	32%	21%	60%	$8	$40	$221
						70	81	693	1,528
						80	998	1,982	2,969

2007	2	6,959	36%	27%	17%	60%	$—	$17	$184
						70	103	521	1,166
						80	804	1,561	2,331

2007	3	6,669	44%	26%	12%	60%	$4	$46	$185
						70	117	432	977
						80	669	1,364	2,098

2007	4	6,895	54%	27%	9%	60%	$1	$16	$96
						70	52	378	960
						80	666	1,389	2,169

2007 subtotal		$27,229	40%	28%	9%

Subtotal uninsured non-agency mortgage-related securities backed by first lien subprime loans		$67,506	42%	34%	3%

Non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$1,175
Non-investment grade monoline — other-than-temporary impairments taken		1,600

Subtotal non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance(5)		$2,775

Total non-agency mortgage-related securities, backed by first lien subprime loans		$70,281

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balance and information provided primarily by Intex Solutions, Inc.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

37	Freddie Mac

Investments in Non-Agency Mortgage-Related Securities Backed by MTA Loans

Table 21 — Investments in Non-Agency Mortgage-Related Securities Backed by MTA Loans

		March 31, 2009
		Underlying Collateral Performance		Credit Enhancement Statistics		Hypothetical Scenarios(4)
		Unpaid		Average	Minimum
	Delinquency	Principal	Collateral	Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	50%	60%	70%
		(dollars in millions)

2005 & Prior	1	$914	29%	29%	20%	50%	$14	$50	$106
						60	59	131	214
						70	131	226	328

2005 & Prior	2	993	33%	22%	18%	50%	$45	$95	$151
						60	100	168	239
						70	162	246	332

2005 & Prior	3	896	35%	30%	18%	50%	$21	$46	$78
						60	50	90	152
						70	97	170	250

2005 & Prior	4	1,009	40%	28%	20%	50%	$15	$59	$115
						60	73	140	215
						70	144	232	326

2005 & Prior subtotal		$3,812	34%	27%	18%

2006	1	$2,247	34%	17%	8%	50%	$92	$163	$274
						60	193	334	479
						70	347	518	691

2006	2	2,074	39%	15%	9%	50%	$23	$104	$228
						60	164	313	446
						70	332	486	646

2006	3	2,364	41%	18%	9%	50%	$30	$97	$203
						60	141	271	406
						70	299	466	644

2006	4	2,260	46%	23%	12%	50%	$28	$100	$200
						60	134	253	385
						70	269	426	591

2006 subtotal		$8,945	40%	18%	8%

2007	1	$1,488	21%	21%	7%	50%	$8	$36	$107
						60	50	141	235
						70	145	259	377

2007	2	1,468	29%	19%	7%	50%	$4	$27	$85
						60	52	121	205
						70	136	239	351

2007	3	1,424	35%	14%	10%	50%	$58	$129	$204
						60	149	239	330
						70	245	352	460

2007	4	1,366	42%	33%	9%	50%	$13	$42	$81
						60	53	100	150
						70	103	165	252

2007 subtotal		$5,746	31%	22%	7%

Subtotal uninsured non-agency mortgage-related securities backed by MTA loans		$18,503	36%	21%	7%

Non-agency mortgage-related securities, backed by MTA loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$182
Non-investment grade monoline — other-than-temporary impairments taken		535

Subtotal non-agency mortgage-related securities, backed by MTA loans with monoline bond insurance(5)		$717

Total non-agency mortgage-related securities, backed by MTA loans		$19,220

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balances and information provided primarily by Intex Solutions, Inc.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

38	Freddie Mac

Investments in Non-Agency Mortgage-Related Securities Backed by Alt-A Loans

Table 22 — Investments in Non-Agency Mortgage-Related Securities backed by Alt-A Loans

	March 31, 2009
		Underlying		Credit
		Collateral Performance		Enhancement Statistics
		Unpaid			Minimum	Hypothetical Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	45%	55%	65%
		(dollars in millions)

2004 & Prior	1	$1,150	3%	10%	7%	20%	$15	$26	$44
						35	73	112	153
						50	152	211	273
						65	237	317	398

2004 & Prior	2	1,179	6%	13%	8%	20%	$1	$3	$13
						35	37	73	115
						50	114	179	244
						65	205	293	380

2004 & Prior	3	1,171	11%	17%	11%	20%	$—	$1	$5
						35	16	37	76
						50	74	135	201
						65	160	245	334

2004 & Prior	4	1,180	18%	24%	13%	20%	$—	$—	$2
						35	10	30	57
						50	55	98	145
						65	117	181	252

2004 & Prior subtotal		$4,680	9%	16%	7%

2005	1	$2,023	5%	8%	5%	20%	$41	$75	$111
						35	165	233	302
						50	302	402	503
						65	443	575	708

2005	2	2,192	13%	12%	6%	20%	$16	$33	$56
						35	106	181	258
						50	255	367	481
						65	412	561	711

2005	3	2,085	18%	14%	8%	20%	$6	$21	$42
						35	74	116	159
						50	157	237	327
						65	279	398	519

2005	4	2,057	29%	20%	7%	20%	$2	$7	$17
						35	34	56	82
						50	84	133	186
						65	161	242	342

2005 subtotal		$8,357	16%	14%	5%

2006	1	$1,022	7%	11%	5%	20%	$17	$33	$51
						35	80	115	150
						50	150	201	252
						65	222	289	356

2006	2	1,032	19%	14%	5%	20%	$15	$26	$38
						35	66	106	147
						50	150	211	273
						65	241	323	406

2006	3	1,020	34%	12%	1%	20%	$7	$10	$16
						35	26	41	57
						50	63	98	136
						65	123	179	242

2006	4	1,059	50%	10%	5%	20%	$—	$—	$—
						35	—	—	—
						50	4	26	63
						65	67	143	224

2006 subtotal		$4,133	28%	12%	1%

2007	1	$479	29%	8%	5%	20%	$12	$20	$28
						35	40	54	68
						50	68	89	111
						65	99	130	161

2007	2	737	35%	6%	6%	20%	$—	$1	$1
						35	4	12	27
						50	43	78	113
						65	111	158	206

2007	3	778	40%	11%	4%	20%	$—	$—	$1
						35	4	7	10
						50	18	44	78
						65	69	121	177

2007	4	603	48%	13%	1%	20%	$—	$—	$—
						35	—	1	2
						50	8	19	31
						65	32	69	109

2007 subtotal		$2,597	38%	10%	1%

Subtotal uninsured non-agency mortgage-related securities backed by Alt-A loans		$19,767	20%	13%	1%

Non-agency mortgage-related securities, backed by Alt-A loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$189
Non-investment grade monoline — other-than-temporary impairments taken		326

Subtotal non-agency mortgage-related securities, backed by Alt-A loans with monoline bond insurance(5)		$515

Total non-agency mortgage-related securities, backed by Alt-A loans		$20,282

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balance and information provided primarily by Intex Solutions, Inc.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

39	Freddie Mac

Ratings of Non-Agency Mortgage-Related Securities

Table 23 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans held at March 31, 2009 based on their ratings as of March 31, 2009 as well as those held at December 31, 2008 based on their ratings as of December 31, 2008. Tables 23 and 24 use the lowest rating available for each security.

Table 23 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, MTA, Alt-A and Other Loans at March 31, 2009 and December 31, 2008

	Unpaid		Gross	Monoline
	Principal	Amortized	Unrealized	Insurance
Credit Ratings as of March 31, 2009	Balance	Cost	Losses	Coverage(1)
	(in millions)

Subprime loans:
AAA-rated	$11,546	$11,533	$(2,945)	$39
Other investment grade	12,175	11,936	(3,069)	1,416
Below investment grade	47,264	40,224	(11,517)	1,769

Total	$70,985	$63,693	$(17,531)	$3,224

MTA loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	839	497	(209)	335
Below investment grade	18,381	10,354	(4,119)	382

Total	$19,220	$10,851	$(4,328)	$717

Alt-A and other loans:
AAA-rated	$6,010	$5,855	$(2,128)	$179
Other investment grade	5,177	3,873	(1,523)	2,468
Below investment grade	12,977	7,754	(1,965)	1,439

Total	$24,164	$17,482	$(5,616)	$4,086

Credit Ratings as of December 31, 2008

Subprime loans:
AAA-rated	$21,267	$21,224	$(4,821)	$40
Other investment grade	22,502	22,418	(6,302)	1,493
Below investment grade	31,070	27,757	(8,022)	1,851

Total	$74,839	$71,399	$(19,145)	$3,384

MTA loans:
AAA-rated	$8,818	$5,803	$(2,086)	$57
Other investment grade	5,375	3,290	(1,423)	377
Below investment grade	5,413	3,024	(1,230)	299

Total	$19,606	$12,117	$(4,739)	$733

Alt-A and other loans:
AAA-rated	$11,293	$10,512	$(3,567)	$185
Other investment grade	8,521	6,488	(2,405)	2,950
Below investment grade	5,253	3,032	(815)	1,138

Total	$25,067	$20,032	$(6,787)	$4,273

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

Table 24 shows the percentage of unpaid principal balance at March 31, 2009 based on the rating of available-for-sale non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans held as of March 31, 2009 and May 4, 2009 and the percentage of unpaid principal balance at December 31, 2008 based on their December 31, 2008 ratings.

40	Freddie Mac

Table 24 — Ratings Trend of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, MTA, Alt-A and Other Loans

	Credit Ratings as of
	May 4, 2009	March 31, 2009	December 31, 2008
	Percentage of Unpaid		Percentage of Unpaid
	Principal Balance at		Principal Balance at
	March 31, 2009		December 31, 2008

Subprime loans:
AAA-rated	16%	16%	28%
Other investment grade	16	17	30
Below investment grade	68	67	42

Total	100%	100%	100%

MTA loans:
AAA-rated	—%	—%	45%
Other investment grade	4	4	27
Below investment grade	96	96	28

Total	100%	100%	100%

Alt-A and other loans:
AAA-rated	15%	25%	45%
Other investment grade	27	21	34
Below investment grade	58	54	21

Total	100%	100%	100%

Although non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans experienced significant ratings downgrades during the first quarter of 2009, we believe the economic factors leading to these downgrades are already appropriately considered in our other-than-temporary impairment decisions and valuations.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of derivative purchases, terminations or assignments prior to contractual maturity and expiration of the derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable and cash collateral held or posted on our consolidated balance sheets to derivative assets, net and derivative liabilities, net. We record changes in fair values of our derivatives in current income or, where applicable, to the extent our cash-flow hedge accounting relationships are effective, we defer those changes in AOCI.

As interest rates fluctuate, we use derivatives to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. Our mix of notional or contractual amounts changed period to period as we responded to the changing interest rate environment. In the second half of 2008, we responded to our declining ability to issue longer-term debt by maintaining our pay-fixed interest rate swap position even as rates decreased. We used a combination of a series of short-term debt issuances and a pay-fixed interest rate swap with the same maturity as the last debt issuance to obtain the substantive economic equivalent of a long-term fixed-rate debt instrument. During the three months ended March 31, 2009, our ability to issue longer-term debt has improved and thus we have decreased our notional amount of pay-fixed interest rate swaps. See “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities” for further information regarding our debt security issuances. See “NOTE 10: DERIVATIVES — Table 10.1 — Derivative Assets and Liabilities at Fair Value” to our consolidated financial statements for our notional or contractual amounts and related fair values of our total derivative portfolio by product type at March 31, 2009 and December 31, 2008.

The fair value of the total derivative portfolio increased in the three months ended March 31, 2009, primarily due to rising long-term interest rates, which positively impacted our pay-fixed interest rate swap portfolio. However, rising long-term interest rates negatively impacted our received-fixed interest rate swap portfolio. In addition, the fair value of our purchased call swaptions declined due to increasing swap interest rates and a decrease in implied volatility during the three months ended March 31, 2009.

41	Freddie Mac

Table 25 shows the fair value for each derivative type and the maturity profile of our derivative positions. A positive fair value in Table 25 for each derivative type is the estimated amount, prior to netting by counterparty, which we would be entitled to receive if we terminated the derivatives of that type. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, which we would owe if we terminated the derivatives of that type. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Table 34 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 25 also provides the weighted average fixed rate of our pay-fixed and receive-fixed interest rate swaps.

Table 25 — Derivative Fair Values and Maturities

	March 31, 2009
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$301,546	$12,742	$59	$2,334	$3,964	$6,385
Weighted-average fixed rate(4)			1.88%	2.58%	3.27%	4.10%
Forward-starting swaps(5)	34,661	2,033	—	14	377	1,642
Weighted-average fixed rate(4)			—	1.82%	3.95%	4.39%

Total receive-fixed	336,207	14,775	59	2,348	4,341	8,027

Basis (floating to floating)	82,090	109	(54)	163	—	—
Pay-fixed:
Swaps	283,069	(31,059)	(124)	(2,745)	(2,625)	(25,565)
Weighted-average fixed rate(4)			4.36%	3.69%	4.51%	4.48%
Forward-starting swaps(5)	59,678	(8,223)	—	—	(146)	(8,077)
Weighted-average fixed rate(4)			—	—	2.89%	5.65%

Total pay-fixed	342,747	(39,282)	(124)	(2,745)	(2,771)	(33,642)

Total interest-rate swaps	761,044	(24,398)	(119)	(234)	1,570	(25,615)

Option-based:
Call swaptions
Purchased	169,872	16,669	2,746	6,521	1,308	6,094
Written	12,750	(108)	(108)	—	—	—
Put swaptions
Purchased	65,550	613	55	205	183	170
Written	16,000	(134)	(2)	(91)	(41)	—
Other option-based derivatives(6)	128,165	1,779	(102)	—	(4)	1,885

Total option-based	392,337	18,819	2,589	6,635	1,446	8,149

Futures	83,558	(20)	(6)	(14)	—	—
Foreign-currency swaps	12,345	2,410	161	1,669	580	—
Forward purchase and sale commitments	98,780	(545)	(545)	—	—	—
Swap guarantee derivatives	3,392	(43)	—	—	(1)	(42)

Subtotal	1,351,456	(3,777)	$2,080	$8,056	$3,595	$(17,508)

Credit derivatives	17,359	40

Subtotal	1,368,815	(3,737)

Derivative interest receivable (payable), net		(626)
Trade/settle receivable (payable), net		207
Derivative cash collateral (held) posted, net		3,344

Total	$1,368,815	$(812)

(1)	Fair value is categorized based on the period from March 31, 2009 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to ten years.
(6)	Primarily represents purchased interest rate caps and floors, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on PCs we issued.

42	Freddie Mac

Table 26 summarizes the changes in derivative fair values.

Table 26 — Changes in Derivative Fair Values

	Three Months Ended
	March 31,(1)
	2009	2008
	(in millions)

Beginning balance — net asset (liability)	$(3,827)	$4,790
Net change in:
Forward purchase and sale commitments	(550)	84
Credit derivatives	2	5
Swap guarantee derivatives	(32)	—
Other derivatives:(2)
Changes in fair value	1,361	(265)
Fair value of new contracts entered into during the period(3)	(381)	99
Contracts realized or otherwise settled during the period	(310)	(1,358)

Ending balance — net asset (liability)	$(3,737)	$3,355

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “Table 25 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of March 31, 2009. Fair value excludes derivative interest receivable, net of $1.1 billion, trade/settle receivable or (payable), net of $— million and derivative cash collateral posted, net of $1.5 billion at January 1, 2009. Fair value excludes derivative interest receivable, net of $1.4 billion, trade/settle payable, net of $0.4 billion and derivative cash collateral held, net of $4.2 billion at March 31, 2008. Fair value excludes derivative interest receivable, net of $1.7 billion, trade/settle receivable or (payable), net of $— million and derivative cash collateral held, net of $6.2 billion at January 1, 2008.
(2)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps and interest-rate caps.
(3)	Consists primarily of cash premiums paid or received on options.

Table 27 provides information on our outstanding written and purchased swaption and option premiums at March 31, 2009 and December 31, 2008, based on the original premium receipts or payments.

Table 27 — Outstanding Written and Purchased Swaption and Option Premiums

	Original Premium	Original Weighted
	Amount (Paid)	Average Life to	Remaining Weighted
	Received	Expiration	Average Life
	(dollars in millions)

Purchased:(1)
At March 31, 2009	$(6,602)	7.4 years	5.9 years
At December 31, 2008	$(6,775)	7.6 years	6.2 years
Written:(2)
At March 31, 2009	$601	1.6 years	1.2 years
At December 31, 2008	$186	2.9 years	2.2 years

(1)	Purchased options exclude callable swaps.
(2) Excludes written options on guarantees of stated final maturity of Structured Securities.

Guarantee Asset

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income — Gains (Losses) on Guarantee Asset” for a description of, and an attribution of other changes in, the guarantee asset. Table 28 summarizes the changes in the guarantee asset balance.

Table 28 — Changes in Guarantee Asset

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Beginning balance	$4,847	$9,591
Additions, net	339	937
Other(1)	(4)	—
Components of fair value gains (losses):
Return of investment on guarantee asset	(484)	(474)
Changes in fair value of future management and guarantee fees	328	(920)

Gains (losses) on guarantee asset	(156)	(1,394)

Ending balance	$5,026	$9,134

(1)	Represents a reduction in our guarantee asset associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions within the same month.

43	Freddie Mac

The decrease in additions to our guarantee asset in the first quarter of 2009 was due to lower fair values on mortgage assets, a lower volume of guarantee issuances, and, to a lesser extent, lower fee rates as compared to the first quarter of 2008. Losses on guarantee asset decreased due to an increase in market valuations for excess-servicing, interest-only mortgage securities in the first quarter of 2009, which we use to value our guarantee asset, as compared to a decrease in these valuations during the first quarter of 2008.

Real Estate Owned, Net

We acquire residential properties in satisfaction of borrower defaults on mortgage loans that we own or for which we have issued our financial guarantees. The balance of our REO, net declined to $2.9 billion at March 31, 2009 from $3.3 billion at December 31, 2008. Despite our suspension of foreclosure transfers of occupied homes, we experienced a higher volume of foreclosure activity during the first quarter of 2009 than in the first quarter of 2008; in addition, our disposition of properties accelerated in the first quarter of 2009. The most significant amount of REO acquisitions were of properties in the states of California, Arizona, Florida, Michigan and Nevada. Our temporary suspension of foreclosure transfers on occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009 caused a decrease in the growth of acquisitions in REO inventory during the first quarter of 2009. On March 7, 2009, we suspended foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, we expect the growth of our REO inventory to resume during 2009. In March 2009, we initiated a plan to begin leasing our REO property inventory on a month-to-month basis to qualified tenants and former owners of properties in order to provide additional time for affected families to determine their options. See “RISK MANAGEMENT — Credit Risks — Credit Performance — Credit Loss Performance” for additional information.

Deferred Tax Assets, Net

Deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce deferred tax assets, net when it is more likely than not that a tax benefit will not be realized. The realization of our deferred tax assets, net is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale securities until the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax assets, net will be realized and whether a valuation allowance is necessary.

In the third and fourth quarters of 2008, subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized due to our inability to generate sufficient taxable income. We made the same determination in the first quarter of 2009 after a thorough evaluation of available evidence, including the events and developments related to our conservatorship, other recent events in the market, and related difficulty in forecasting future profit levels. As a result, as of March 31, 2009, we have recorded a $25.4 billion partial valuation allowance against our deferred tax assets, net, including $3.1 billion recorded in the first quarter of 2009. As of March 31, 2009, we had a remaining deferred tax asset, net of $13.3 billion representing the tax effect of unrealized losses on our available-for-sale securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered. For additional information, see “NOTE 12: INCOME TAXES — Deferred Tax Assets, Net” to our consolidated financial statements. Our view of our ability to realize the deferred tax assets, net may change in future periods, particularly if the mortgage and housing markets continue to decline.

Total Debt

See “LIQUIDITY AND CAPITAL RESOURCES” for a discussion of our debt management activities.

44	Freddie Mac

Guarantee Obligation

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Income on Guarantee Obligation” for a description of the components of the guarantee obligation. Table 29 summarizes the changes in the guarantee obligation balance.

Table 29 — Changes in Guarantee Obligation

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Beginning balance	$12,098	$13,712
Deferred guarantee income of newly-issued guarantees	584	1,132
Other(1)	(13)	(6)
Amortization income:
Static effective yield	(775)	(580)
Cumulative catch-up	(135)	(589)

Income on guarantee obligation	(910)	(1,169)

Ending balance	$11,759	$13,669

(1)	Represents; (a) portions of the guarantee obligation that correspond to incurred credit losses reclassified to reserve for guarantee losses on PCs, and (b) reductions associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions.

The primary drivers affecting our guarantee obligation balances are our credit guarantee business volume and the rates of amortization for these balances, including recognition of cumulative catch-up adjustments. We issued $104 billion and $116 billion of our financial guarantees during the first quarter of 2009 and first quarter of 2008, respectively. Additions, or guarantee obligation associated with newly issued guarantees, declined in the first quarter of 2009, principally due to lower guarantee asset values for newly issued guarantees, which was partially offset by an increase in credit fees on new guarantees as compared to the first quarter of 2008. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Income on Guarantee Obligation” for a discussion of amortization income related to our guarantee obligation.

Total Equity (Deficit)

Total equity (deficit) at March 31, 2009 includes the receipt of $30.8 billion from Treasury under the Purchase Agreement during the three months ended March 31, 2009 in addition to the $13.8 billion received from Treasury under the Purchase Agreement in 2008. See “BUSINESS — Our Business and Statutory Mission — Conservatorship” in our 2008 Annual Report and “EXECUTIVE SUMMARY” for additional information regarding our Purchase Agreement with Treasury and actions taken by FHFA, as Conservator.

Total equity (deficit) increased $24.6 billion during the three months ended March 31, 2009, reflecting the $30.8 billion received from Treasury under the Purchase Agreement and a decrease in the net loss in AOCI. The balance of AOCI at March 31, 2009 was a net loss of approximately $28.3 billion, net of taxes, compared to a net loss of $32.4 billion, net of taxes, at December 31, 2008. The decrease in the net loss in AOCI, net of taxes, of $4.1 billion was primarily attributable to the reclassification of previously recorded unrealized losses of $4.6 billion, net of taxes, from AOCI to earnings primarily due to the recognition of other-than-temporary impairments related to our non-agency mortgage-related securities. In addition, we recognized unrealized gains on our agency mortgage-related securities of $2.3 billion, which was more than offset by an increase in unrealized losses on our non-agency mortgage-related securities, net of taxes, recorded in AOCI of $3.1 billion for the three months ended March 31, 2009. This increase in total equity (deficit) was partially offset by a net loss of $9.9 billion and $0.4 billion of senior preferred stock dividends declared during the three months ended March 31, 2009. See “Mortgage-Related Investments Portfolio — Higher Risk Components of Our Mortgage-Related Investments Portfolio” for more information regarding our non-agency mortgage-related securities.

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

45	Freddie Mac

housing asset-backed securities. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and REO, which are included in other assets) at their carrying value in conformity with GAAP. During the three months ended March 31, 2009, our fair value results as presented in our consolidated fair value balance sheets were affected by several enhancements in our approach for estimating the fair value of certain financial instruments. See “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements for information regarding the impact of changes in our approach for estimating the fair value of certain financial instruments. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 17: FAIR VALUE DISCLOSURES” in our 2008 Annual Report for more information on fair values, including how we estimate the fair value of financial instruments.

In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “RISK FACTORS,” “MD&A — OPERATIONAL RISKS” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2008 Annual Report for information concerning the risks associated with these models.

Table 30 shows our summary of change in the fair value of net assets.

Table 30 — Summary of Change in the Fair Value of Net Assets

	Three Months Ended
	March 31,
	2009	2008
	(in billions)

Beginning balance	$(95.6)	$12.6
Changes in fair value of net assets, before capital transactions	(15.7)	(17.4)
Capital transactions:
Dividends, share repurchases and issuances, net(1)	30.4	(0.4)

Ending balance	$(80.9)	$(5.2)

(1)	Three months ended March 31, 2009 and 2008 includes funds received from Treasury of $30.8 billion and $—, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

Discussion of Fair Value Results

During the three months ended March 31, 2009, the fair value of net assets, before capital transactions, decreased by $15.7 billion, compared to a $17.4 billion decrease during the three months ended March 31, 2008. The payment of senior preferred stock dividends, net of reissuance of treasury stock, for the three months ended March 31, 2009 reduced total fair value by $0.4 billion. The fair value of net assets as of March 31, 2009 was $(80.9) billion, compared to $(95.6) billion as of December 31, 2008. Included in the reduction of the fair value of net assets, before capital transactions, is $6.5 billion related to our partial valuation allowance against our deferred tax assets, net for the three months ended March 31, 2009.

Changes in the fair value of our assets and liabilities are primarily attributable to two distinct activities, investments activities and credit guarantee activities. Certain of our assets and liabilities may be used across both activities. Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time. The following attribution of changes in fair value reflects our current estimate of the items presented (on a pre-tax basis) and excludes the effect of returns on capital and administrative expenses.

During the three months ended March 31, 2009, our investment activities increased fair value by approximately $10.3 billion. This estimate includes higher core spread income, partially offset by declines in fair value of approximately $2.0 billion attributable to net mortgage-to-debt OAS changes, primarily due to the widening mortgage-to-debt OAS related to agency mortgage-related securities. Core spread income on our mortgage-related investments portfolio is a fair value estimate of the net current period accrual of income from the spread between mortgage-related investments and debt, calculated on an option-adjusted basis.

Our investment activities decreased fair value by approximately $23.2 billion during the three months ended March 31, 2008. This estimate includes declines in fair value of approximately $28.8 billion attributable to net mortgage-to-debt OAS widening. Of this amount, approximately $18.9 billion was related to the impact of the net mortgage-to-debt OAS widening on our portfolio of non-agency mortgage-related securities.

The impact of mortgage-to-debt OAS widening related to agency mortgage-related securities during the three months ended March 31, 2009 and the resulting fair value losses increases the likelihood that, in future periods, we will be able to recognize income from our investment activities at a higher spread level than has been the case historically. However, as market conditions change, our estimate of expected fair value gains from OAS may also

46	Freddie Mac

change, and the actual core spread income recognized in future periods could be significantly different from current estimates.

During the three months ended March 31, 2009, our credit guarantee activities, including our single-family whole loan credit exposure, decreased fair value by an estimated $24.0 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $23.1 billion, primarily due to a declining credit environment.

Our credit guarantee activities decreased fair value by an estimated $3.0 billion during the three months ended March 31, 2008. This estimate includes an increase in the single-family guarantee obligation of approximately $9.8 billion, primarily attributable to the market’s pricing of mortgage credit, partially offset by a reduction of $7.1 billion in the fair value of our guarantee obligation recorded on January 1, 2008 as a result of our adoption of SFAS 157.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments upon the maturity, redemption or repurchase of our debt securities; make payments of principal and interest on our debt securities and on our PCs and Structured Securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans. For more information on our liquidity needs and liquidity management, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2008 Annual Report.

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

As described below and in “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2008 Annual Report, Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The support of Treasury and the Federal Reserve to date has enabled us to access debt funding on terms sufficient for our needs.

Our annual dividend obligation on the senior preferred stock exceeds our annual historical earnings in most periods, and, if paid in cash, will contribute to increasingly negative cash flows in future periods. In addition, the continuing deterioration in the financial and housing markets and further net losses in accordance with GAAP will make it more likely that we will continue to have additional draws under the Purchase Agreement in future periods, which will make it more difficult to pay senior preferred dividends in cash in the future. For more information on our cash requirements and challenges in funding our cash requirements, see “RISK FACTORS” in our 2008 Annual Report, including “RISK FACTORS — Conservatorship and Related Developments — Factors including credit losses from our mortgage guarantee activities have had an increasingly negative impact on our cash flows from operations during 2007 and 2008. As we anticipate these trends to continue for the foreseeable future, it is likely that the company will increasingly rely upon access to the public debt markets as a source of funding for ongoing operations. Access to such public debt markets may not be available.”

As discussed below, current market conditions limit the availability of the assets in our mortgage-related investments portfolio as a significant source of funding. Under such circumstances, our long-term liquidity contingency strategy is currently dependent on extension of the Lending Agreement beyond December 31, 2009 which will require amendment of existing law. No amounts were borrowed under the Lending Agreement as of March 31, 2009.

Actions of Treasury, the Federal Reserve and FHFA

Since our entry into conservatorship, Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. Recent actions and developments include the following:

•	On March 18, 2009, the Federal Reserve announced that it was increasing its planned purchases of (i) our direct obligations and those of Fannie Mae and the FHLBs from $100 billion to $200 billion and (ii) mortgage-related securities issued by us, Fannie Mae and Ginnie Mae from $500 billion to $1.25 trillion. According to

47	Freddie Mac

information provided by the Federal Reserve, it held $24.9 billion of our direct obligations and had net purchases of $163.1 billion of our mortgage-related securities under this program as of April 29, 2009.

•	According to information provided by Treasury, it held $124.3 billion of mortgage-related securities issued by us and Fannie Mae as of March 31, 2009 under the purchase program it announced in September 2008.

In addition, on May 6, 2009, we, through FHFA, in its capacity as Conservator, and Treasury amended the Purchase Agreement. The principal changes to the Purchase Agreement affected by the amendment are as follows:

•	Treasury’s funding commitment under the Purchase Agreement has been increased from $100 billion to $200 billion;

•	The limit on the size of our mortgage-related investments portfolio as of December 31, 2009 has been increased from $850 billion to $900 billion;

•	The limit on our aggregate indebtedness and the method of calculating such limit have been revised. As amended, without the prior written consent of Treasury, we may not incur indebtedness that would result in our aggregate indebtedness exceeding (i) through and including December 30, 2010, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31, 2009 and (ii) beginning on December 31, 2010, and through and including December 30, 2011, and each year thereafter, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31 of the immediately preceding calendar year. We previously had been prohibited from incurring indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008, calculated based primarily on the carrying value of our indebtedness as reflected on our GAAP balance sheet;

•	The category of persons covered by the executive compensation restrictions has been expanded. As amended, we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) or other executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. This requirement had previously only applied to our named executive officers; and

•	The definition of “indebtedness” in the Purchase Agreement has been revised to provide that “indebtedness” is determined without giving effect to any change that may be made in respect of SFAS 140 or any similar accounting standard.

Debt Securities

During the first quarter of 2009, the Federal Reserve was an active purchaser in the secondary market of our long-term debt under its purchase program as discussed above and, as a result, spreads on our debt and access to the debt markets improved toward the end of the first quarter of 2009. Prior to that time and commencing in the second half of 2008, worldwide financial markets have experienced substantial levels of volatility. In this environment where demand for debt instruments weakened considerably, and the debt funding markets are sometimes frozen, our ability to access both the term and callable debt markets has been limited, and we have relied on the issuance of shorter-term debt. While we use interest rate derivatives to economically hedge a significant portion of our interest rate exposure, we are exposed to risks relating to both our ability to issue new debt when our outstanding debt matures and to the variability in interest costs on our new issuances of debt.

As discussed above, the Purchase Agreement provides that, without the prior consent of Treasury, we may not incur indebtedness beyond a specified limit. We also cannot become liable for any subordinated indebtedness, without the prior written consent of Treasury. For the purposes of the Purchase Agreement, we have determined that the balance of our indebtedness at March 31, 2009 did not exceed the applicable limit.

48	Freddie Mac

Table 31 — Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended March 31,
	2009	2008
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$203,816	$183,496
Medium-term notes — callable	7,780	3,600
Medium-term notes — non-callable	11,350	—

Total short-term debt	222,946	187,096
Long-term debt:
Medium-term notes — callable(2)	58,938	59,720
Medium-term notes — non-callable(3)	56,014	20,998
U.S. dollar Reference Notes® securities — non-callable(3)	24,500	14,000

Total long-term debt	139,452	94,718

Total debt securities issued	$362,398	$281,814

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit.
(2)	Includes $25 million and $— million of medium-term notes — callable issued for the three months ended March 31, 2009 and 2008, respectively, which were accounted for as debt exchanges.
(3)	For the three months ended March 31, 2009 and 2008, there were no amounts accounted for as debt exchanges.

Subordinated Debt

During the first quarter of 2009, we did not call or issue any Freddie SUBS® securities. At both March 31, 2009 and December 31, 2008, the balance of our subordinated debt outstanding was $4.5 billion. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with FHFA. FHFA has directed Freddie Mac during conservatorship and thereafter until directed otherwise to make, without deferral, all periodic principal and interest payments on all outstanding subordinated debt, regardless of Freddie Mac’s existing capital levels. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of other changes affecting our subordinated debt as a result of our entry into conservatorship and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent upon our credit ratings. Table 32 indicates our credit ratings as of May 4, 2009.

Table 32 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	Standard & Poor’s	Moody’s	Fitch

Senior long-term debt(1)	AAA	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA−
Preferred stock(4)	C	Ca	C/RR6

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3) Consists of Freddie SUBS® securities only.

(4)	Does not include senior preferred stock issued to Treasury.

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

Cash and Other Investments Portfolio

We maintain a cash and other investments portfolio that is important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At March 31, 2009, the investments in this portfolio consisted of liquid non-mortgage-related asset-backed securities and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on our cash and other investments portfolio, see “CONSOLIDATED BALANCE SHEETS ANALYSIS —

49	Freddie Mac

Cash and Other Investments Portfolio.” The non-mortgage-related asset-backed investments in this portfolio may expose us to institutional credit risk and the risk that the investments could decline in value due to market-driven events such as credit downgrades or changes in interest rates and other market conditions. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for more information.

Mortgage-Related Investments Portfolio

Historically, our mortgage-related investments portfolio assets have been a significant capital resource and a potential source of funding. A large majority of this portfolio is unencumbered. During the first quarter of 2009, the market for non-agency securities backed by subprime, MTA, Alt-A and other loans continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets continued to decrease. We expect these trends to continue in the near future. These market conditions, and the declining credit quality of the assets, limit their availability as a significant source of funds, as their value has declined, and it may be more difficult to sell them. However, we do continue to receive monthly remittances, although declining, from the underlying collateral. In addition, we have the ability and intent to hold these securities until recovery of the unrealized losses and, other than certain mortgage-related securities backed by subprime, MTA, Alt-A and other loans where we have already realized other-than-temporary impairments, we do not currently expect the cash flows from these securities to negatively impact our liquidity. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for more information.

Cash Flows

Our cash and cash equivalents increased approximately $8.4 billion to $53.8 billion during the three months ended March 31, 2009. Cash flows used for operating activities during the three months ended March 31, 2009 were $4.9 billion, which primarily reflected a reduction in cash as a result of a net increase in our held-for-sale mortgage loans. Cash flows used for investing activities during the three months ended March 31, 2009 were $84.5 billion, primarily resulting from a net increase in trading securities and federal funds sold and securities purchased under agreements to resell, partially offset by net proceeds from maturities of available-for-sale securities. Cash flows provided by financing activities for the three months ended March 31, 2009 were $97.8 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments and $30.8 billion received from Treasury under the Purchase Agreement. As discussed in “Capital Adequacy,” in future periods, we will require significant amounts of cash to pay the dividends on our senior preferred stock, if we pay them in cash.

Our cash and cash equivalents decreased $0.2 billion to $8.3 billion during the three months ended March 31, 2008. Cash flows used for operating activities during the three months ended March 31, 2008 were $6.0 billion, which primarily reflected a reduction in cash as a result of a net increase in our held-for-sale mortgage loans. Cash flows used for investing activities during the three months ended March 31, 2008 were $13.6 billion, primarily resulting from a net increase in federal funds sold and securities purchased under agreements to resell. Cash flows provided by financing activities for the three months ended March 31, 2008 were $19.3 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments.

Capital Adequacy

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA suspended capital classification of us during conservatorship in light of the Purchase Agreement. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets; a higher amount may be drawn if Treasury and Freddie Mac mutually agree that the draw should be increased beyond the level by which liabilities exceed assets under GAAP. The maximum aggregate amount that may be funded under the Purchase Agreement is $200 billion.

FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital. Additionally, FHFA announced on October 9, 2008 that it will engage in rule-making to revise our minimum capital and risk-based capital requirements. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for our minimum capital requirement, core capital and GAAP net worth results as of March 31, 2009.

We are focusing on our risk and capital management, consistent with the objectives of conservatorship, on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability.

50	Freddie Mac

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. At March 31, 2009 our liabilities exceeded our assets under GAAP by $6.01 billion. As such, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. Our draw request is rounded up to the nearest $100 million. To date, we have received $44.6 billion from Treasury under the Purchase Agreement, and we expect to receive an additional $6.1 billion by June 30, 2009. As a result of our draws under the Purchase Agreement, the aggregate liquidation preference of the senior preferred stock will increase from $45.6 billion as of March 31, 2009 to $51.7 billion. We expect to make additional draws on Treasury’s funding commitment in the future. As discussed below, the size of such draws will be determined by a variety of factors, including whether market conditions continue to deteriorate. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2008 Annual Report for additional information on mandatory receivership.

The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $370 million in cash on the senior preferred stock on March 31, 2009 at the direction of our Conservator. Following receipt of our pending draw, Treasury will be entitled to annual cash dividends of $5.2 billion, as calculated based on the aggregate liquidation preference of $51.7 billion.

Our annual dividend obligation, based on that liquidation preference, will be in excess of our reported annual net income in nine of the ten prior fiscal years. If continued to be paid in cash, this substantial dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 (the amounts of which have not yet been determined), will have an adverse impact on our future financial position and net worth, and will contribute to increasingly negative cash flows in future periods. In addition, the continuing deterioration in the financial and housing markets and further net losses in accordance with GAAP will make it more likely that we will continue to have additional draws under the Purchase Agreement in future periods, which will make it more difficult to pay senior preferred dividends in cash in the future. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations increase when we make additional draws under the Purchase Agreement, or to the extent we do not pay, in cash, any required dividends or commitment fees. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.

A variety of factors could materially affect the level and volatility of our total equity (deficit) in future periods, requiring us to make additional draws under the Purchase Agreement. Key factors include continued deterioration in the housing market, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; the introduction of new public policy-related initiatives that may adversely impact our financial results; adverse changes in interest rates, the yield curve, implied volatility or mortgage OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI; increased dividend obligations on the senior preferred stock; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury and the Federal Reserve; establishment of additional valuation allowances for our remaining deferred tax assets, net; changes in accounting practices or standards, including the implementation of proposed amendments to SFAS 140 and FIN 46(R); the effect of the MHA Program and other government initiatives; or changes in business practices resulting from legislative and regulatory developments, such as the enactment of legislation providing bankruptcy judges with the authority to revise the terms of a mortgage, including the principal amount. As a result of the factors described above, it may be difficult for us to maintain a positive level of total equity.

To date, our need for funding under the Purchase Agreement has not been caused by cash flow shortfalls, but rather primarily reflects large credit-related expenses and non-cash fair value adjustments as well as a partial valuation allowance against our deferred tax assets, net that reduced our total equity. However, as discussed above, we expect that we may experience cash flow shortfalls in the future, particularly in light of the size of our substantial and growing cash dividend obligation on the senior preferred stock in future periods.

For more information on the Purchase Agreement, its effect on our business and capital management activities, and the potential impact of taking additional draws, see “EXECUTIVE SUMMARY — Capital Management” and “RISK FACTORS” in our 2008 Annual Report.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) interest-rate risk and other market risks; (b) credit risks; and (c) operational risks. Risk management is a critical aspect of our business. See “RISK FACTORS” in our 2008 Annual Report and “RISK FACTORS” in this Form 10-Q for further information

51	Freddie Mac

regarding these and other risks. We manage risk through a framework that recognizes primary risk ownership and management by our business areas. Within this framework, our executive management responsible for independent risk oversight monitors performance against our risk management strategies and established risk limits and reporting thresholds, identifies and assesses potential issues and provides oversight regarding changes in business processes and activities. See “MD&A — CREDIT RISKS” and “MD&A — OPERATIONAL RISKS” in our 2008 Annual Report for further discussion of credit and operational risks and see “CONTROLS AND PROCEDURES” in our 2008 Annual Report for further discussion of disclosure controls and procedures and internal control over financial reporting.

Credit Risks

Our total mortgage portfolio is subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other mortgage-related guarantees.

Mortgage and credit market conditions deteriorated rapidly in the second half of 2008 and adverse conditions have persisted in the first quarter of 2009. For more information on factors negatively affecting the mortgage and credit markets, see “EXECUTIVE SUMMARY” of this Form 10-Q and “MD&A — CREDIT RISKS” in our 2008 Annual Report.

Institutional Credit Risk

Our primary institutional credit risk exposure arises from agreements with:

•	institutional counterparties of investments held in our cash and other investments portfolio and such investments we manage for our PC trusts;

•	derivative counterparties;

•	mortgage seller/servicers;

•	mortgage insurers;

•	issuers, guarantors or third-party providers of other credit enhancements (including bond insurers);

•	mortgage investors and originators; and

•	document custodians.

A significant failure to perform by a major entity in one of these categories could have a material adverse effect on our mortgage-related investments portfolio, cash and other investments portfolio or credit guarantee activities. The challenging market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of a number of our counterparties. Many of our counterparties have experienced ratings downgrades or liquidity constraints and other counterparties may also experience these concerns. The weakened financial condition and liquidity position of some of our counterparties may adversely affect their ability to perform their obligations to us, or the quality of the services that they provide to us. Consolidation in the industry could further increase our exposure to individual counterparties. In addition, any efforts we take to reduce exposure to financially weakened counterparties could result in increased exposure among a smaller number of institutions. The failure of any of our primary counterparties to meet their obligations to us could have additional material adverse effects on our results of operations and financial condition.

For more information on our institutional credit risk, including developments concerning our counterparties and how we seek to manage institutional credit risk, see “MD&A — CREDIT RISKS — Institutional Credit Risk” in our 2008 Annual Report and “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements.

Cash and Other Investments Counterparties

We are exposed to institutional credit risk from the potential insolvency or non-performance of counterparties of investment-related agreements and cash equivalent transactions in our cash and other investments portfolio. Instruments in this portfolio are investment grade at the time of purchase and primarily short-term in nature, thereby substantially mitigating institutional credit risk in this portfolio.

We also manage significant cash flow for the securitization trusts that are created with our issuance of PCs and Structured Securities. See “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” in our 2008 Annual Report for further information on these off-balance sheet transactions.

52	Freddie Mac

Table 33, below summarizes our counterparty credit exposure for cash equivalents, federal funds sold and securities purchased under agreements to resell that are presented both on our consolidated balance sheets as well as those off-balance sheet that we have entered on behalf of these securitization trusts.

Table 33 — Counterparty Credit Exposure — Cash Equivalents and Federal Funds Sold and Securities Purchased Under Agreements to Resell(1)

	March 31, 2009
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5) —
A-1+	31	$35,247	22
A-1	32	17,046	41
Federal funds sold and securities purchased under agreements to resell —
A-1+	4	14,000	1
A-1	4	20,050	1

Subtotal	71	86,343	17

Off-balance sheet exposure:(6)
Cash equivalents(7) —
A-1+	3	7,000	1
Federal funds sold and securities purchased under agreements to resell —
A-1+	2	3,000	1
A-1	1	2,200	1
A-2	2	1,400	1

Subtotal	8	13,600	1

Total	79	$99,943	15

	December 31, 2008
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5) —
A-1+	43	$28,396	2
A-1	15	4,328	7
Federal funds sold and securities purchased under agreements to resell —
A-1+	2	2,250	2
A-1	2	7,900	2

Subtotal	62	42,874	2

Off-balance sheet exposure:(6)
Cash equivalents(7) —
A-1+	7	3,700	1
Federal funds sold and securities purchased under agreements to resell —
A-1+	1	1,500	2
A-1	1	1,500	2

Subtotal	9	6,700	1

Total	71	$49,574	2

(1)	Excludes restricted cash balances as well as cash deposited with the Federal Reserve and other federally-chartered institutions.
(2)	Represents the lower of S&P and Moody’s short-term credit ratings as of each period end; however, in this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(3)	Based on legal entities. Affiliated legal entities are reported separately.
(4)	Represents the par value or outstanding principal balance.
(5)	Consists of highly-liquid securities that have an original maturity of three months or less. Excludes $0.8 billion and $10.3 billion of cash deposited with the Federal Reserve, and a $0.6 billion and $2.3 billion demand deposit with a custodial bank having an S&P rating of A-1+ as of March 31, 2009 and December 31, 2008, respectively.
(6)	Represents the non-mortgage assets managed by us, excluding cash held at the Federal Reserve Bank, on behalf of securitization trusts created for administration of remittances for our PCs and Structured Securities.
(7)	Consists of highly-liquid securities that have an original maturity of three months or less. Excludes $19.9 billion and $4.9 billion of cash deposited with the Federal Reserve as of March 31, 2009 and December 31, 2008, respectively.

Derivative Counterparty Credit Risk

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market despite the large number of OTC derivative counterparties that have credit ratings below AA–. Our OTC derivative counterparties that have credit ratings below AA– are subject to a collateral posting threshold of

53	Freddie Mac

$1 million or less. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2008 Annual Report for additional information.

Table 34 summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

Table 34 — Derivative Counterparty Credit Exposure

	March 31, 2009
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
		(dollars in millions)

AAA	1	$1,150	$—	$—	7.2	Mutually agreed upon
AA	3	61,558	—	21	5.0	$10 million or less
AA–	4	283,231	1,569	231	6.6	$10 million or less
A+	8	458,216	763	5	5.8	$1 million or less
A	4	268,450	1,039	82	4.3	$1 million or less

Subtotal(5)	20	1,072,605	3,371	339	5.6
Other derivatives(6)		194,038	—	—
Forward purchase and sale commitments		98,780	151	151
Swap guarantee derivatives		3,392	—	—

Total derivatives		$1,368,815	$3,522	$490

	December 31, 2008
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
		(dollars in millions)

AAA	1	$1,150	$—	$—	7.4	Mutually agreed upon
AA+	1	27,333	—	—	5.2	$10 million or less
AA	2	16,987	500	—	3.1	$10 million or less
AA–	5	342,635	1,457	4	7.0	$10 million or less
A+	8	355,534	912	162	5.7	$1 million or less
A	4	296,039	1,179	15	4.5	$1 million or less

Subtotal(5)	21	1,039,678	4,048	181	5.7
Other derivatives(6)		175,788	—	—
Forward purchase and sale commitments		108,273	537	537
Swap guarantee derivatives		3,281	—	—

Total derivatives		$1,327,020	$4,585	$718

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(4)	Calculated as Total Exposure at Fair Value less collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(5)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps and purchased interest-rate caps.
(6)	Consists primarily of exchange-traded contracts, certain written options and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates and the amount of derivatives held. Our uncollateralized exposure to counterparties for these derivatives, after applying netting agreements and collateral, increased to $339 million at March 31, 2009 from $181 million at December 31, 2008.

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

As indicated in Table 34, approximately 90% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps was collateralized at March 31, 2009. If all of our counterparties

54	Freddie Mac

for these derivatives had defaulted simultaneously on March 31, 2009, our maximum loss for accounting purposes would have been approximately $339 million.

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

As indicated in Table 34, the total exposure on our OTC forward purchase and sale commitments of $151 million and $537 million at March 31, 2009 and December 31, 2008, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards. At March 31, 2009, we had purchase and sale commitments related to our mortgage-related investments portfolio the majority of which settled in April 2009.

Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders, or seller/servicers, are among the largest mortgage loan originators in the U.S. We are exposed to the risk that we could lose purchase volume to the extent our mortgage commitment arrangements with any of our top seller/servicers are terminated without replacement from other lenders. Our top 10 single-family seller/servicers provided approximately 70% of our single-family purchase volume during the three months ended March 31, 2009. Wells Fargo Bank, N.A. accounted for 22% of our single-family mortgage purchase volume and was the only single-family seller/servicer that comprised 10% or more of our purchase volume during the three months ended March 31, 2009.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us. As a result of their repurchase obligations, our seller/servicers repurchase mortgages sold to us, or indemnify us against losses on those mortgages, whether we subsequently securitized the loans or held them in our mortgage-related investments portfolio. During the three months ended March 31, 2009 and 2008, the aggregate unpaid principal balance of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $789 million and $241 million, respectively. Our seller/servicers have an active role in our loss mitigation efforts, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. Either of these conditions could lead to default rates that exceed our current estimates and could cause our losses to be significantly higher than those estimated within our loan loss reserves. For information on our loss mitigation plans, see “Mortgage Credit Risk — Portfolio Management Activities — Loss Mitigation Activities.”

Due to the strain on the mortgage finance industry, a number of our significant seller/servicers have been adversely affected and have undergone dramatic changes in their ownership or financial condition. Many institutions, some of which were our customers, have failed, been acquired, or received substantial government assistance. The resulting consolidation within the mortgage finance industry further concentrates our institutional credit risk among a smaller number of institutions.

In July 2008, IndyMac Bancorp, Inc. announced that the FDIC was appointed conservator of the bank. We have potential exposure to IndyMac for servicing-related obligations to us, including repurchase obligations, which we currently estimate to be approximately $800 million. IndyMac has suspended its repurchases from us during its conservatorship. In March 2009, we entered into an agreement with the FDIC with respect to the transfer of loan servicing from IndyMac to a third party, under which we will receive certain amounts to partially recover our future losses and we will retain our continuing claims against IndyMac for loan repurchases. Lehman Brothers Holdings Inc., or Lehman, and its affiliates also service single-family loans for us. We also have potential exposure to Lehman for servicing-related obligations due to us, including repurchase obligations, which we currently estimate to be approximately $800 million. Lehman has also suspended its repurchases from us since declaring bankruptcy in September 2008.

In September 2008, Washington Mutual Bank was acquired by JPMorgan Chase Bank, N.A. We have agreed to JPMorgan Chase becoming the servicer of mortgages previously serviced by Washington Mutual in return for its

55	Freddie Mac

agreement to assume Washington Mutual’s recourse obligations to repurchase any of such mortgages that were sold to us with recourse. With respect to mortgages that Washington Mutual sold to us without recourse, JPMorgan Chase made a one-time payment to us in the first quarter of 2009 with respect to obligations of Washington Mutual to repurchase any of such mortgages that are inconsistent with certain representations and warranties made at the time of sale. The amounts associated with the JPMorgan Chase agreement and IndyMac servicing transfer have been recorded within other liabilities in our consolidated balance sheets and will be reclassified to our loan loss reserve to partially offset losses as incurred on related loans covered by these agreements. During the first quarter of 2009, we reclassified approximately $323 million to our loan loss reserve representing the recovery of losses recognized by us on these related loans incurred through March 31, 2009.

Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our provision for credit losses as of March 31, 2009 and December 31, 2008. The estimates of potential exposure to our seller/servicers are higher than our estimates for probable loss as we consider the range of possible outcomes as well as the passage of time, which can change the indicators of incurred, or probable losses. We also consider the estimated value of related mortgage servicing rights in determining our estimates of probable loss, which reduce our potential exposures. We believe we have adequately provided for these exposures, based upon our estimate of incurred loss, in our loan loss reserves at March 31, 2009 and December 31, 2008; however, our actual losses may exceed our estimates.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provides credit enhancement fails to fulfill its obligation, we could experience increased credit-related costs and a possible reduction in the fair values associated with our PCs or Structured Securities. Table 35 presents our exposure to mortgage insurers, excluding bond insurance, as of March 31, 2009.

Table 35 — Mortgage Insurance by Counterparty

			March 31, 2009
	S&P Credit	S&P Credit	Primary	Pool	Maximum
Counterparty Name	Rating(1)	Rating Outlook(1)	Insurance(2)	Insurance(2)	Exposure(3)
			(dollars in billions)

Mortgage Guaranty Insurance Corp.	BB	Stable	$59	$47	$16
Radian Guaranty Inc.	BB−	Stable	42	23	12
Genworth Mortgage Insurance Corporation	BBB+	Stable	41	1	10
PMI Mortgage Insurance Co.	BB−	Stable	33	4	8
United Guaranty Residential Insurance Co.	BBB+	Watch Negative	31	1	8
Republic Mortgage Insurance	A−	Stable	27	4	7
Triad Guaranty Insurance Corp. (Triad)	N/A(4)	—	14	5	4
CMG Mortgage Insurance Co.	AA−	Negative	3	—	1

Total			$250	$85	$66

(1)	Latest rating available as of May 4, 2009. Financial conditions have been changing rapidly, which has caused greater divergence in the ratings of individual insurers by nationally recognized statistical rating organizations.
(2)	Represents the amount of unpaid principal balance at the end of the period for our single-family mortgage portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses of principal under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	In June 2008, Triad announced that it would cease issuing new business and enter into voluntary run-off. While Triad is still in voluntary run-off, Triad’s state regulator has issued an order that, beginning June 1, 2009 or a later date to be determined by the regulator, Triad will pay valid claims 60% in cash and 40% in deferred payment obligations.

We received proceeds of $201 million and $118 million during the three months ended March 31, 2009 and 2008, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $669 million and $304 million as of March 31, 2009 and December 31, 2008, respectively, related to amounts claimed on foreclosed properties. Our receivable balance for insurance recovery claims rose significantly in the last half of 2008 and the first quarter 2009, as the volume of loss events, such as foreclosures, increased. Based upon currently available information, we expect that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term except for claims obligations of Triad that may be deferred after June 1, 2009, under order of Triad’s state regulator. However, we believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could threaten our ability to receive future claims payments, and negatively impact our access to mortgage insurance for high LTV loans.

56	Freddie Mac

Further, we believe one or more of these mortgage insurers, over the remainder of 2009, could be found to be lacking sufficient capital and could face suspension per Freddie Mac’s eligibility requirements for mortgage insurers. We consider the recovery from mortgage insurance policies as part of the estimate of our loan loss reserves. Downgrades of financial strength ratings of mortgage insurers did not significantly affect our estimate of our loan loss reserves as of March 31, 2009.

Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of bond insurers that insure bonds we hold as investment securities on our consolidated balance sheets. Bond insurance, including primary and secondary policies, is a credit enhancement covering the non-agency securities held in our mortgage-related investments portfolio or non-mortgage-related investments held in our cash and other investments portfolio. Primary policies are acquired by the issuing trust while secondary policies are acquired directly by us. Bond insurance exposes us to the risks related to the bond insurer’s ability to satisfy claims. At both March 31, 2009 and December 31, 2008, we had insurance coverage, including secondary policies, on securities totaling $15 billion, consisting of $14 billion and $1 billion of coverage for mortgage-related securities and non-mortgage-related securities, respectively. Table 36 presents our coverage amounts of monoline bond insurance, including secondary coverage, for all securities held on our balance sheets. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

Table 36 — Monoline Bond Insurance by Counterparty

	March 31, 2009
	S&P Credit	S&P Credit	Coverage	Percent
Counterparty Name	Rating(1)	Rating Outlook	Outstanding(2)	of Total
	(dollars in billions)

Ambac Assurance Corporation	A	Negative	$6	40%
Financial Guaranty Insurance Company (FGIC)	N/A(3)	—	3	20
MBIA Insurance Corp.(4)	BBB+	Negative	3	20
Financial Security Assurance Inc. (FSA)	AAA	Watch Negative	2	13
Syncora Guarantee Inc. (SGI)	R(5)	—	1	7
Other	—	—	<1	—

Total			$15	100%

(1)	Latest rating available as of May 4, 2009.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities held in our mortgage-related investments portfolio and non-mortgage securities in our cash and other investments portfolio.
(3)	In March 2009, FGIC issued its 2008 financial statements, which expressed substantial doubt concerning the ability to operate as a going concern. Consequently, in April 2009, S&P withdrew its ratings of FGIC and discontinued ratings coverage.
(4)	Includes certain exposures to bonds insured by National Public Finance Guarantee Corp, formerly known as MBIA Insurance Corp. of Illinois, which is a subsidiary of MBIA Inc., the parent company of MBIA Insurance Corp.
(5)	In April 2009, SGI announced that under an order from the New York State Insurance Department, it has suspended payment of all claims in order to complete a comprehensive restructuring of its business. Consequently, S&P assigned an “R” rating, reflecting that the company is under regulatory supervision.

In accordance with our risk management policies we will continue to actively monitor the financial strength of our bond insurers in this challenging market environment. We believe that, except for FSA, the remaining bond insurers to which we currently have significant exposure lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as they emerge. In the event one or more of these bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our mortgage-related investments portfolio. We recognized other-than-temporary impairment losses during 2008 and the first quarter of 2009 related to investments in mortgage-related securities covered by bond insurance due to the probability of losses on the securities and our concerns about the claims paying abilities of certain bond insurers in the event of a loss. See “NOTE 4: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” to our consolidated financial statements for additional information regarding impairment losses on securities covered by monoline insurers.

57	Freddie Mac

Table 37 shows our non-agency mortgage-related securities covered by monoline bond insurance at March 31, 2009 and December 31, 2008.

Table 37 — Non-Agency Mortgage-Related Securities Covered by Monoline Bond Insurance at March 31, 2009 and December 31, 2008

	Financial Guaranty		Syncora		AMBAC Assurance		Financial Security
	Insurance Company		Guarantee Inc.		Corporation		Assurance Inc.		MBIA Insurance Corp.(1)		Other(2)		Total
	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross
	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized
	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)
	(in millions)

At March 31, 2009:

First lien subprime	$1,231	$(386)	$209	$(54)	$811	$(96)	$494	$(78)	$24	$(3)	$6	$(1)	$2,775	$(618)
Second lien subprime	340	(99)	69	(4)	30	—	—	—	10	—	—	—	449	(103)
MTA	—	—	360	(38)	175	—	182	(134)	—	—	—	—	717	(172)
Alt-A and other(5)	1,050	(102)	432	(41)	1,506	(125)	496	(283)	602	(44)	—	—	4,086	(595)
Manufactured Housing	—	—	—	—	112	(55)	—	—	184	—	—	—	296	(55)
CMBS	—	—	—	—	2,218	(461)	—	—	1,167	(386)	30	(7)	3,415	(854)
Obligations of states and political subdivisions	39	(4)	—	—	464	(48)	395	(34)	354	(22)	17	(4)	1,269	(112)

Total	$2,660	$(591)	$1,070	$(137)	$5,316	$(785)	$1,567	$(529)	$2,341	$(455)	$53	$(12)	$13,007	$(2,509)

At December 31, 2008:

First lien subprime	$1,290	$(340)	$220	$(2)	$837	$(280)	$510	$(66)	$26	$(2)	$—	$—	$2,883	$(690)
Second lien subprime	362	(113)	72	—	52	(35)	—	—	15	—	—	—	501	(148)
MTA	—	—	367	(48)	179	(123)	187	(127)	—	—	—	—	733	(298)
Alt-A and other(5)	1,096	(123)	450	(30)	1,573	(980)	522	(272)	632	—	—	—	4,273	(1,405)
Manufactured Housing	—	—	—	—	114	(63)	—	—	188	—	—	—	302	(63)
CMBS	—	—	—	—	2,219	(399)	—	—	1,167	(368)	30	(7)	3,416	(774)
Obligations of states and political subdivisions	38	(7)	—	—	467	(94)	397	(74)	354	(44)	17	(2)	1,273	(221)

Total	$2,786	$(583)	$1,109	$(80)	$5,441	$(1,974)	$1,616	$(539)	$2,382	$(414)	$47	$(9)	$13,381	$(3,599)

(1)	Includes certain exposures to bonds insured by National Public Finance Guarantee Corp, or NPFGC, formerly known as MBIA Insurance Corp. of Illinois, which is a subsidiary of MBIA Inc., the parent company of MBIA Insurance Corp. As of May 4, 2009, NPFGC was rated AA– by S&P.
(2)	Other represents monoline insurance provided by Radian Group Inc. and CIFG Holdings Ltd.
(3)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(4)	Represents the amount of gross unrealized losses at the respective reporting date on the securities with monoline insurance.
(5)	The majority of the Alt-A and other loans covered by monoline bond insurance are securities backed by home equity lines of credit.

Document Custodians

We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our lender customers or their affiliates also serve as document custodians for us. Our ownership rights to the mortgage loans that we own or that back our PCs and Structured Securities could be challenged if a lender intentionally or negligently pledges or sells the loans that we purchased or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a lender or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the lender were to become insolvent. We seek to mitigate these risks through legal and contractual arrangements with these custodians that identify our ownership interest, as well as by establishing qualifying standards for document custodians and requiring transfer of the documents to our possession or to an independent third-party document custodian if we have concerns about the solvency or competency of the document custodian.

Mortgage Credit Risk

Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage and the general economy. All mortgages that we purchase for our mortgage-related investments portfolio or that we guarantee have an inherent risk of default. To manage our mortgage credit risk, we focus on three key areas: underwriting standards and quality control process; portfolio diversification; and portfolio management activities, including loss mitigation and the use of credit enhancements. Our underwriting process evaluates mortgage loans using several critical risk characteristics, such as credit score, LTV ratio and occupancy type. For more information on our mortgage credit risk, including how we seek to manage mortgage credit risk, see “MD&A — CREDIT RISKS — Mortgage Credit Risk” in our 2008 Annual Report.

58	Freddie Mac

Macroeconomic conditions have continued to worsen in the first quarter of 2009. As a result, all types of mortgage loans, whether classified as prime or non-prime, have been affected by the compounding pressures on household wealth caused by declines in home values, declines in the stock market, rising rates of unemployment and impacts of the economic recession that began in early 2008. The table below shows the quarterly credit performance of our single-family mortgage portfolio during 2008 and the first quarter 2009 as compared to certain industry averages.

Table 38 — Single-Family Mortgage Credit Performance Comparison

	As of
	03/31/2009	12/31/2008	09/30/2008	06/30/2008	03/31/2008

Delinquency rate:
Freddie Mac’s single-family mortgage portfolio(1)	2.29%	1.72%	1.22%	0.93%	0.77%
Industry — prime loans(2)	N/A	3.74	2.87	2.35	1.99
Industry — subprime loans(2)	N/A	23.11	19.56	17.85	16.42

	For the Three Months Ended
	03/31/2009	12/31/2008	09/30/2008	06/30/2008	03/31/2008

Foreclosures starts ratio:
Freddie Mac’s single-family mortgage portfolio(3)	0.61%	0.41%	0.36%	0.31%	0.30%
Industry — prime loans(2)	N/A	0.68	0.61	0.61	0.55
Industry — subprime loans(2)	N/A	3.96	4.23	4.26	4.08

(1)	Based on the number of loans 90 days or more past due, as well as those in the process of foreclosure. Our temporary suspensions of foreclosure transfers on occupied homes which began in November 2008 resulted in more loans remaining delinquent than without these suspensions. See “Credit Performance — Delinquencies” for further information on the delinquency rates of our single-family mortgage portfolio and our temporary suspensions of foreclosure transfers.
(2)	Source: Mortgage Bankers Association’s National Delinquency Survey representing first lien single-family loans in the survey categorized as prime or subprime, respectively. Excludes FHA and VA loans. Data is not yet available for the first quarter of 2009.
(3)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter. Excludes mortgages covered under long-term standby commitment agreements.

Underwriting Standards and Quality Control Process

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with originators describe mortgage underwriting standards and, except to the extent we waive or modify these standards, the originators represent and warrant to us that the mortgages sold to us meet these requirements. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage or make us whole in the event of a default. In response to the changes in the residential mortgage market during the last several years, we made several changes to our underwriting guidelines in 2008, and many of these took effect in early 2009, or as our customers’ contracts permitted. While the impact of many of these changes has yet to be fully realized, and some of these changes will not apply to mortgages purchased under the refinancing initiative of the MHA Program, we expect that they will improve the credit profile of many of the mortgages that are delivered to us going forward.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by one or more of the following: (a) mortgage insurance for mortgage amounts above the 80% threshold; (b) a seller’s agreement to repurchase or replace any mortgage upon default; or (c) retention by the seller of at least a 10% participation interest in the mortgages. In addition, we employ other types of credit enhancements, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures. On February 18, 2009, in conjunction with the announcement of the MHA Program, FHFA determined that consistent with our charter, until June 10, 2010, we may purchase mortgages that refinance borrowers whose mortgages we currently own or guarantee, without obtaining additional credit enhancement in excess of that already in place for that loan. In April 2009, we began purchasing mortgages originated pursuant to the refinancing initiative under the MHA Program. We expect to purchase and guarantee a significant amount of these loans during 2009, which we announced as the Freddie Mac Relief Refinance MortgageSM. These mortgages allow for refinancing of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the unpaid principal balance of the mortgage in excess of 80% of the value of the property for certain of these loans. Although we discontinued purchases of new mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or as our customers’ contracts permit), we will continue to purchase lower documentation mortgages if the loan qualifies as a refinance mortgage under Home Affordable Refinance and the pre-existing mortgage was originated under less than full documentation standards.

We also vary our guarantee and delivery fee pricing relative to different mortgage products and mortgage or borrower underwriting characteristics. We implemented an increase in delivery fees that was effective at April 1, 2009, or as our customers’ contracts permitted. This increase applies for certain mortgages deemed to be higher-risk based

59	Freddie Mac

primarily on whether there are initial interest-only provisions and on loan characteristics, such as loan purpose, LTV ratio and/or borrower credit scores and excludes refinance-loans under the MHA Program.

As shown in the table below, the percentage of borrowers in our single-family mortgage portfolio with estimated current LTV ratios greater than 100% was 17% and 13% at March 31, 2009 and December 31, 2008, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan and purchase a less expensive home or move to a rental property. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” with respect to the first-lien mortgage and is more likely to default than other borrowers, regardless of the borrower’s financial condition. As of March 31, 2009 and December 31, 2008, for the approximately 44% and 39%, respectively, of single-family mortgage loans with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 715 and 714 at March 31, 2009 and December 31, 2008, respectively.

60	Freddie Mac

Table 39 provides characteristics of our single-family mortgage loans purchased during the three months ended March 31, 2009 and 2008, and of our single-family mortgage portfolio at March 31, 2009 and December 31, 2008.

Table 39 — Characteristics of Single-Family Mortgage Portfolio(1)

	Purchases During
	the Three Months		Portfolio at
	Ended March 31,		March 31,	December 31,
	2009	2008	2009	2008
Original LTV Ratio Range(2)

60% and below	34%	21%	22%	22%
Above 60% to 70%	18	17	16	16
Above 70% to 80%	40	40	46	46
Above 80% to 90%	6	11	8	8
Above 90% to 100%	2	11	8	8

Total	100%	100%	100%	100%

Weighted average original LTV ratio	66%	73%	71%	72%
Estimated Current LTV Ratio Range(3)

60% and below			29%	32%
Above 60% to 70%			12	13
Above 70% to 80%			15	16
Above 80% to 90%			16	16
Above 90% to 100%			11	10
Above 100%			17	13

Total			100%	100%

Weighted average estimated current LTV ratio			76%	72%
Credit Score(4)

740 and above	73%	49%	47%	46%
700 to 739	17	22	22	23
660 to 699	7	17	17	17
620 to 659	2	8	9	9
Less than 620	1	4	4	4
Not available	—	—	1	1

Total	100%	100%	100%	100%

Weighted average credit score	757	728	726	725
Loan Purpose

Purchase	16%	36%	39%	40%
Cash-out refinance	28	31	30	30
Other refinance	56	33	31	30

Total	100%	100%	100%	100%

Property Type

1 unit	99%	97%	97%	97%
2-4 units	1	3	3	3

Total	100%	100%	100%	100%

Occupancy Type

Primary residence	94%	89%	91%	91%
Second/vacation home	4	5	5	5
Investment	2	6	4	4

Total	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the unpaid principal balance of the single-family mortgage portfolio excluding Structured Securities backed by Ginnie Mae certificates and certain Structured Transactions. Structured Transactions with ending balances of $2 billion at both March 31, 2009 and December 31, 2008 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. Including secondary financing, the total original LTV ratios above 90% were 14% at both March 31, 2009 and December 31, 2008, respectively.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchase activity, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.
(4)	Credit score data is as of mortgage loan origination and is based on FICO scores.

Mortgage Product Types

Product mix affects the credit risk profile of single-family loans within our total mortgage portfolio. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles

61	Freddie Mac

of borrowers who seek and qualify for them. The primary mortgage products comprising the single-family mortgage loans in our single-family mortgage portfolio are conventional first lien, fixed-rate mortgage loans. As discussed below, there are significant amounts of Alt-A, interest-only and other higher-risk mortgage products in our single-family mortgage portfolio. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Higher Risk Components of Our Mortgage-Related Investments Portfolio” for information on how we classify loans and non-agency mortgage-related securities as Alt-A or subprime.

Adjustable-Rate, Interest-Only and Option ARM Loans

These mortgages are designed to offer borrowers greater choices in their payment terms. The unpaid principal balance of option ARM mortgage loans, which include some MTA loans, underlying our Structured Securities was $10.5 billion and $10.8 billion as of March 31, 2009 and December 31, 2008, respectively. We did not purchase any option ARM mortgage loans during the first quarters of 2009 or 2008. At March 31, 2009, interest-only and option ARM loans collectively represented approximately 9% of the unpaid principal balance of our single-family mortgage portfolio. Originations of interest-only loans in the market declined substantially in 2009 and we purchased $0.2 billion and $10 billion of these loans during the three months ended March 31, 2009 and 2008, respectively.

We also invest in non-agency mortgage-related securities backed by MTA adjustable-rate mortgage loans. As of March 31, 2009 and December 31, 2008, the unpaid principal balance of non-agency mortgage related securities classified as having MTA loans as collateral was $19.2 billion and $19.6 billion, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for credit statistics and other information about these securities as well as other non-agency mortgage-related security investments backed by subprime and Alt-A loan types discussed below.

Higher Risk Combinations

Combining certain loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency and default and higher credit losses. However, our participation in these categories generally contributes to our performance under our affordable housing goals. As of March 31, 2009, approximately 1% of mortgage loans in our single-family mortgage portfolio were made to borrowers with credit scores below 620 and had first lien, original LTV ratios greater than 90% at the time of mortgage origination. In addition, as of March 31, 2009, 4% of Alt-A single-family loans we own or have guaranteed were made to borrowers with credit scores below 620 at mortgage origination. In recent years, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on first lien mortgages. We estimate that approximately 14% of first lien loans we own or have guaranteed have total original LTV ratios, including secondary liens by third parties, above 90% at both March 31, 2009 and December 31, 2008.

Subprime Loans

While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Combinations” above for further information). In addition, we estimate that approximately $5 billion of security collateral underlying our Structured Transactions at both March 31, 2009 and December 31, 2008 were classified as subprime, based on our determination that they are also higher-risk loan types.

We generally categorize non-agency mortgage-related securities as subprime if they were labeled as subprime when we purchased them. At March 31, 2009 and December 31, 2008, we held investments of $71 billion and $75 billion, respectively, of non-agency mortgage-related securities backed by subprime loans. These securities include significant credit enhancement, particularly through subordination, and 33% and 58% of these securities were investment grade at March 31, 2009 and December 31, 2008, respectively.

Alt-A Loans

We estimate that approximately $173 billion, or 9%, and $183 billion, or 10%, of the loans underlying our single-family PCs and Structured Securities at March 31, 2009 and December 31, 2008, respectively, were classified as Alt-A mortgage loans. In addition, we estimate that approximately $3 billion, or 6%, and $2 billion, or 6%, of the single-family mortgage loans in our mortgage-related investments portfolio were classified as Alt-A at March 31, 2009 and December 31, 2008, respectively. For all of these Alt-A loans combined, the average credit score was 723, and the estimated current average LTV ratio, based on our first-lien exposure, was 90% at March 31, 2009. The delinquency rate for these Alt-A loans was 7.65% and 5.61% at March 31, 2009 and December 31, 2008, respectively. We implemented several changes in our underwriting and eligibility criteria in 2008 to reduce our acquisition of certain higher-risk loan products, including Alt-A loans. As a result, our purchases of single-family Alt-A mortgage loans for

62	Freddie Mac

our total mortgage portfolio declined to $482 million for the first quarter of 2009, from $14 billion for the first quarter of 2008. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or as our customers’ contracts permit), we will continue to purchase lower documentation mortgages if the loan qualifies as a refinance mortgage under Home Affordable Refinance and the pre-existing mortgage was originated under less than full documentation standards.

We also invest in non-agency mortgage-related securities backed by single-family Alt-A loans in our mortgage-related investments portfolio. At March 31, 2009 and December 31, 2008, we held investments of $24 billion and $25 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans.

Structured Transactions

We issue certain Structured Securities to third parties in exchange for non-Freddie Mac mortgage-related securities. The non-Freddie Mac mortgage-related securities use collateral transferred to trusts that were specifically created for the purpose of issuing the securities. We refer to this type of Structured Security as a Structured Transaction. Structured Transactions can generally be segregated into two different types. In the first type, we purchase only the senior tranches from a non-Freddie Mac senior-subordinated securitization, place these senior tranches into a securitization trust, provide a guarantee of the principal and interest of the senior tranches, and issue the Structured Transaction. The senior tranches we purchase as collateral for the Structured Transactions benefit from credit protections from the related subordinated tranches, which we do not purchase. Additionally, there are other credit enhancements and structural features retained by the seller, such as excess interest or overcollateralization, which provide credit protection to our interests, and reduce the likelihood that we will have to perform under our guarantee. For the second type of Structured Transaction, we purchase non-Freddie Mac single-class, or pass-through, securities, place them in a securitization trust, guarantee the principal and interest, and issue the Structured Transaction. Structured Transactions backed by pass-through securities do not benefit from structural or other credit enhancement protections.

Portfolio Management Activities

Credit Enhancements

As discussed above, our charter generally requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. At March 31, 2009 and December 31, 2008, our credit-enhanced mortgages and mortgage-related securities represented approximately 17% and 18% of the $1,938 billion and $1,914 billion, respectively, unpaid principal balance of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, our Structured Transactions and that portion of issued Structured Securities that is backed by Ginnie Mae Certificates. We exclude non-Freddie Mac mortgage-related securities because they expose us primarily to institutional credit risk. We exclude that portion of Structured Securities backed by Ginnie Mae Certificates because the incremental credit risk to which we are exposed is considered insignificant. Although many of our Structured Transactions are credit enhanced, we present the credit enhancement coverage information separately in the table below due to the use of subordination in many of the securities’ structures. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for additional information on credit enhancement coverage of our investments in non-Freddie Mac mortgage-related securities.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family mortgage portfolio, including single-family loans underlying our PCs and Structured Securities, and is typically provided on a loan-level basis. As of March 31, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under primary mortgage insurance, excluding reimbursement of expenses, was $58.2 billion and $59.4 billion, respectively.

Other prevalent types of credit enhancement that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. At March 31, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under lender recourse and indemnification agreements was $10.5 billion and $11.0 billion, respectively; and under pool insurance was $3.7 billion and $3.8 billion, respectively. See “Institutional Credit Risk — Mortgage Insurers” and “Mortgage Seller/Servicers” for further discussion about our mortgage loan insurers and seller/servicers.

63	Freddie Mac

Other forms of credit enhancements on single-family mortgage loans include government guarantees, collateral (including cash or high-quality marketable securities) pledged by a lender, excess interest and subordinated security structures. At both March 31, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under other forms of credit enhancements was $0.5 billion. Table 40 provides information on credit enhancements and credit performance for our Structured Transactions.

Table 40 — Credit Enhancement and Credit Performance of Single-Family Structured Transactions(1)

	Unpaid Principal Balance		Average Credit		Credit Losses(4)
	at March 31,		Enhancement	Delinquency	Three Months Ended March 31,
Structured Transaction Type	2009	2008	Coverage(2)	Rate(3)	2009	2008
	(in millions)				(in millions)

Pass-through	$17,664	$12,182	0.00%	3.54%	$77	$5
Overcollateralization(5)	5,058	6,122	18.81%	20.35%	3	0

Total Structured Transactions	$22,722	$18,304	4.19%	8.41%	$80	$5

(1)	Credit enhancement percentages for each category are calculated based on information available from third-party financial data providers and exclude certain loan-level credit enhancements, such as private mortgage insurance, that may also afford additional protection to us.
(2)	Average credit enhancement represents a weighted-average coverage percentage, is based on unpaid principal balances and includes overcollateralization and subordination at March 31, 2009.
(3)	Based on the number of loans that are past due 90 days or more, or in the process of foreclosure, at March 31, 2009.
(4)	Represents the total of our guaranteed payments that has exceeded the remittances of the underlying collateral and includes amounts charged-off during the period. Charge-offs are the amount of contractual principal balance that has been discharged in order to satisfy the mortgage and extinguish our guarantee.
(5)	Includes $1.8 billion and $2.0 billion at March 31, 2009 and 2008, respectively, that are securitized FHA/VA loans, for which those agencies provide recourse for 100% of qualifying losses associated with the loan.

The delinquency rates associated with single-family Structured Transactions categorized as pass-through structures continued to increase during the first quarter of 2009. We further increased our provision for credit losses on these guarantees during the three months ended March 31, 2009. Our credit losses on Structured Transactions during the three months ended March 31, 2009 are principally related to option ARM loans underlying several of these transactions. The majority of the option ARM loans underlying our pass-through Structured Transactions were purchased from Washington Mutual Bank and are subject to our agreement with JPMorgan Chase, which acquired Washington Mutual Bank in September 2008. We are continuing to work with the servicers of the loans underlying our Structured Transactions on their loss mitigation efforts. See “Institutional Credit Risk — Mortgage Seller/Servicers” for further information.

We may also use credit enhancements to mitigate risk of loss on certain multifamily mortgages and revenue bonds, generally those without recourse to the borrower. At March 31, 2009 and December 31, 2008, in connection with multifamily loans as well as PCs and Structured Securities backed by multifamily mortgage loans, excluding the loans that are underlying Structured Transactions, we had maximum coverage of $3.1 billion and $3.3 billion, respectively.

Loss Mitigation Activities

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in delinquent mortgages and providing alternatives to foreclosure. Foreclosure alternatives are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the credit loss in REO. For more detailed explanation of the types of foreclosure alternatives, see “CREDIT RISKS — Mortgage Credit Risk — Loss Mitigation Activities” in our 2008 Annual Report. Table 41 presents our single-family foreclosure alternative volumes for the three months ended March 31, 2009 and 2008, respectively.

64	Freddie Mac

Table 41 — Single-Family Foreclosure Alternatives(1)

	March 31,
	2009	2008
	(number of loans)

Loan modifications:
with no change in terms(2)	1,816	2,728
with change in terms and no reductions of principal	22,807	1,518

Total loan modifications	24,623	4,246
Repayment plans	10,459	12,387
Forbearance agreements	1,853	817
Pre-foreclosure sales	3,093	831

Foreclosure alternatives	40,028	18,281

(1)	Based on the single-family mortgage portfolio, excluding Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates.
(2)	Under this modification type, past due amounts are added to the principal balance of the original contractual loan amount.

Our servicers have a key role in the success of our loss mitigation activities. The significant increases in delinquent loan volume and the deteriorating conditions of the mortgage market during 2008 and the first quarter of 2009 placed a strain on the loss mitigation resources of many of our mortgage servicers. A decline in the performance of any servicers in loss mitigation efforts could result in missed opportunities for modifications and an increase in our credit losses. On November 11, 2008, our Conservator announced a broad-based “Streamlined Modification Program,” involving Freddie Mac, Fannie Mae, FHA, FHFA and 27 servicers, which was intended to offer fast-track loan modifications to certain troubled borrowers. The number of loan modifications under this program has been limited. Beginning in March 2009, our efforts shifted to implementation of the more recently announced modification and refinance programs under the MHA Program, which have replaced the Streamlined Modification Program.

In order to allow our mortgage servicers time to implement the Streamlined Modification Program and provide additional relief to troubled borrowers, we temporarily suspended all foreclosure transfers of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. On March 7, 2009, we suspended foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. We continued to pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; however, we also continued to proceed with the initiation and other, pre-closing steps in the foreclosure process. In addition, we temporarily suspended the eviction process for occupants of foreclosed homes from November 26, 2008 through April 1, 2009 and announced an initiative to provide for month-to-month rentals to qualified former borrowers and tenants that occupy our newly-foreclosed single-family properties while we continue our efforts to resell the home.

On February 18, 2009, the Obama Administration announced the MHA Program, which includes the following components:

•	Home Affordable Modification Program. The Home Affordable Modification program commits U.S. government and Freddie Mac funds to keep eligible homeowners in their homes by preventing avoidable foreclosures. Under this program, we will offer to financially struggling homeowners loan modifications that reduce their monthly principal and interest payments on their mortgages. Unlike the Streamlined Modification Program that applied only to mortgages that were past due by three or more payments, the MHA Program also applies to current borrowers whose default is imminent. This program will be conducted in accordance with specified requirements for borrower eligibility. The program seeks to provide a uniform, consistent regime that servicers would use in modifying loans to prevent foreclosures. Under the program, servicers that service loans we own or guarantee will be provided monetary incentives to reduce at-risk borrowers’ monthly mortgage payments to 31% of gross monthly income, which may be achieved through a variety of methods, including interest rate reductions, term extensions and principal forbearance. Although the Home Affordable Modification program contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we do not currently anticipate that principal reduction will be used in modifying our loans. We will bear the full cost of these modifications for loans we own or guarantee and will not receive a reimbursement from Treasury. Servicers will be paid incentive fees both when they originally modify a loan, and over time, if the modified loan remains current. Also, borrowers whose loans are modified through this program will accrue monthly incentive payments that will be applied annually to reduce their principal as they successfully make timely payments over a period of five years. Freddie Mac, rather than Treasury, will bear the costs of these servicer and borrower incentive fees. Mortgage holders are also entitled to certain subsidies for reducing the monthly payments from 38% to 31% of the borrower’s income; however, we will not receive such

65	Freddie Mac

subsidies on mortgages owned or guaranteed by us. As the details of this program continue to develop, there may be additional incentive fees and other costs that we will bear.

•	Compliance Agent. We will play a role under the MHA Program as the compliance agent for foreclosure prevention activities for all servicers participating in the MHA Program. Among other duties, as the program compliance agent, we will conduct examinations and review servicer compliance with the published rules for the program with respect to mortgages owned or guaranteed by us, Fannie Mae and banks and by trusts backing non-agency mortgage-related securities and report results to Treasury. Some of these examinations will be on-site, and others will involve off-site documentation reviews. Based on the examinations, we may also provide Treasury with advice, guidance and lessons learned to improve operation of the program.

•	Consulting Services. We will advise and consult with Treasury about the design, results and future improvement of the MHA Program.

•	Home Affordable Refinance. Home Affordable Refinance gives eligible homeowners with loans owned or guaranteed by us or Fannie Mae an opportunity to refinance into more affordable monthly payments. Under Home Affordable Refinance, we will help borrowers who have mortgages with current LTV ratios up to 105% to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. The Freddie Mac Relief Refinance MortgageSM, which we announced in March 2009, is our business implementation of Home Affordable Refinance. We have worked with our Conservator and regulator, FHFA, to provide us the flexibility to implement this element of the MHA Program. Through the initiative, we will offer this refinancing option only for qualifying mortgage loans we hold in our portfolio or that we guarantee. We will continue to bear the credit risk for refinanced loans under this initiative, to the extent that such risk is not covered by mortgage insurance or other existing credit enhancements. We issued guidelines describing the details of this initiative and began implementing this initiative in April of 2009.

Beginning March 7, 2009, we suspended foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. We have made substantial progress working with servicers and borrowers to pursue modifications under the MHA Program and we expect to begin processing modifications during the second quarter of 2009.

At present, it is difficult for us to predict the full extent of our activities under these initiatives and assess their impact on us. However, we are devoting significant internal resources to their implementation and, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans, the costs associated with servicer and borrower incentive fees may be substantial. The Home Affordable Modification program requires a three-month trial period during which the borrower will be deemed in forbearance and make monthly payments under the new terms. After the third monthly payment is received by our servicers, the modification under these programs will become effective. We expect that a number of delinquent loans eligible for modification under the Home Affordable Modification program will enter a trial period beginning in the second quarter of 2009. This may result in an increase in loan forbearance volume in addition to an increase in modifications with concessions during 2009. We expect to purchase a significant number of loans modified under this program from PC pools. Purchases of these loans from PC pools will likely result in recognition of increased losses on loans purchased on our consolidated statements of operations during 2009.

The success of modifications under the MHA Program is dependent on many factors, including the ability to obtain updated information from borrowers, resources of our servicers to execute the process, the employment status and financial condition of the borrower and the intent of the borrower to continue to occupy the home. In many cases, borrowers who have insufficient income or have vacated the property will not be able to cure their delinquency through these programs.

The Home Affordable Modification program provides uniform guidelines for the modification not only of troubled mortgages owned or guaranteed by us or by Fannie Mae, but also for troubled mortgages held by others, or non-GSE mortgages. We expect that non-GSE mortgages modified under the Home Affordable Modification program will include mortgages backing non-agency mortgage-related securities in our mortgage-related investments portfolio, and that such modifications will reduce the monthly payments due from affected borrowers. In contrast to the modifications of mortgages held or guaranteed by us or Fannie Mae, Treasury will pay compensation to the holder of each modified non-GSE mortgage, equal to half the reduction in the borrower’s monthly payment (less than half in a case where the borrower’s pre-modification monthly payment exceeded 38% of his or her income). We expect that a share of this compensation will be distributable to us as holder of securities backed by such mortgages, in accordance with the governing documents for the securities. The remainder of the monthly payment reductions will be absorbed by whatever subordination or other credit enhancement is part of the structure for the securities, or, should that credit

66	Freddie Mac

enhancement be exhausted, could reduce amounts distributable to us. Under Treasury guidelines, each modification must be preceded by a servicer analysis concluding that the net present value of the income that the mortgage holder will receive after the modification will equal or exceed the net present value of the income that the holder would have received had there been no modification, i.e., had the mortgage been foreclosed. At present, it is difficult for us to predict the full impact of this program on us.

In March 2009, the House of Representatives passed a housing-related bill that, among other items, includes provisions intended to stem the rate of foreclosures by allowing bankruptcy judges to modify the terms of mortgages on principal residences for borrowers in Chapter 13 bankruptcy. On May 6, 2009, the Senate passed a similar housing-related bill that did not include such provisions. It is unclear when, or if, the Senate will reconsider bankruptcy-related legislation. If enacted, this legislation could cause bankruptcy filings to rise, potentially increasing troubled debt restructurings for mortgages in our single-family mortgage portfolio and increasing our losses on loans purchased, which are recognized on our consolidated statements of operations. For more information, see “EXECUTIVE SUMMARY — Legislative and Regulatory Matters” in this Form 10-Q and “RISK FACTORS — Legal and Regulatory Risks” in our 2008 Annual Report.

Credit Performance

Delinquencies

We report single-family delinquency rate information based on the number of loans that are 90 days or more past due and those in the process of foreclosure. For multifamily loans, we report delinquency rates based on net carrying values of mortgage loans 90 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent for purposes of reporting delinquency rates if the borrower is less than 90 days delinquent under the modified terms. We include all the single-family loans that we own and those that are collateral for our PCs and Structured Securities for which we actively manage the credit risk. Consequently, we exclude that portion of our Structured Securities that are backed by Ginnie Mae Certificates and our Structured Transactions. We exclude Structured Securities backed by Ginnie Mae Certificates because these securities do not expose us to meaningful amounts of credit risk due to the guarantee provided on these securities by the U.S. government. We exclude Structured Transactions from the delinquency rates of our single-family mortgage portfolio because these are backed by non-Freddie Mac securities and consequently, we do not service the underlying loans and do not perform primary loss mitigation. Many of our Structured Transactions are credit enhanced through subordination and are not representative of the loans for which we have primary, or first loss, exposure. Structured Transactions represented approximately 1% of our total mortgage portfolio at both March 31, 2009 and December 31, 2008. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 5.6 — Delinquency Performance” to our consolidated financial statements for the delinquency performance of our single-family and multifamily mortgage portfolios, including Structured Transactions. Table 42 presents regional single-family delinquency rates for non-credit enhanced loans, excluding those underlying our Structured Transactions.

Table 42 — Single-Family — Delinquency Rates, Excluding Structured Transactions — By Region(1)

	March 31, 2009		December 31, 2008
	Percent of		Percent of
	Unpaid Principal	Delinquency	Unpaid Principal	Delinquency
	Balance(2)	Rate	Balance(2)	Rate

Northeast(1)	24%	1.29%	24%	0.96%
Southeast(1)	18	2.49	18	1.87
North Central(1)	19	1.30	19	0.98
Southwest(1)	13	0.82	13	0.68
West(1)	26	2.50	26	1.67

	100%		100%

Total non-credit-enhanced — all regions		1.73		1.26
Total credit-enhanced — all regions		4.85		3.79
Total single-family mortgage portfolio		2.29		1.72

(1)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(2)	Based on mortgage loans in our mortgage-related investments portfolio and underlying our guaranteed PCs and Structured Securities issued, excluding that portion of Structured Transactions that is backed by Ginnie Mae Certificates.

During 2008 and continuing in the first quarter of 2009, home prices have declined in every region of the U.S. In some geographical areas, particularly in the West, Southeast and North Central regions, these declines have been combined with significantly higher rates of unemployment and weakness in home sales, which has resulted in significant increases in delinquency rates. These increases in delinquency rates have been more severe in the states of California, Florida, Nevada and Arizona. For example, as of March 31, 2009, single-family loans in the state of

67	Freddie Mac

California comprise 14% of our single-family mortgage portfolio; however, this state makes up more than 22% of the delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances.

Increases in delinquency rates occurred for all single-family mortgage product types during the first quarter of 2009, but were most significant for interest-only, Alt-A and option ARM mortgage loans. Delinquency rates for interest-only and option ARM products, which together represented approximately 9% of our total single-family mortgage portfolio at March 31, 2009, increased to 10.74% and 11.50% at March 31, 2009, respectively, compared with 7.59% and 8.70% at December 31, 2008, respectively. Reflecting how the expansion of housing and economic downturn is affecting a broader group of borrowers, we experienced an increase in delinquency rate of fixed-rate amortizing loans, which is a more traditional mortgage product, in the first quarter of 2009. The delinquency rate for single-family fixed-rate amortizing loans increased to 2.25% at March 31, 2009 as compared to 1.69% at December 31, 2008. We have also continued to experience higher rates of delinquency on loans originated after 2005, since those borrowers are more susceptible to the recent declines in home prices than those homeowners that have built equity over time. The table below presents delinquency information for our single-family mortgage portfolio based on year of origination.

Table 43 — Single-Family Mortgage Portfolio by Year of Origination(1)

	March 31, 2009			December 31, 2008
			Non-Credit			Non-Credit
	Percent of	Total	Enhanced	Percent of	Total	Enhanced
	Single-Family	Delinquency	Delinquency	Single-Family	Delinquency	Delinquency
Year of Origination	UPB Balance(1)	Rate	Rate	UPB Balance(1)	Rate	Rate

Pre-2000	2%	1.71%	1.19%	2%	1.53%	1.04%
2000	<1	4.25	2.73	<1	3.95	2.60
2001	2	1.84	1.22	2	1.56	1.00
2002	5	1.15	0.78	5	0.95	0.62
2003	15	0.75	0.54	16	0.58	0.40
2004	10	1.45	1.03	11	1.10	0.75
2005	14	2.62	1.97	15	1.93	1.40
2006	14	4.92	4.51	15	3.48	3.12
2007	18	5.13	4.16	19	3.46	2.65
2008	15	1.02	0.60	15	0.56	0.28
2009	5	—	—	—	—	—

Total	100%	2.29%	1.73%	100%	1.72%	1.26%

(1)	Excludes Structured Transactions and those Structured Securities backed by Ginnie Mae Certificates.

Our temporary actions to suspend foreclosure transfers of occupied homes as well as the longer foreclosure process timeframes of certain states (including Florida) have, in part, caused our delinquency rates to increase more rapidly in the first quarter of 2009, as loans that would have been foreclosed have instead remained in delinquent status. Until economic conditions moderate and fundamentals of the housing market improve, we expect our delinquency rates to continue to rise. In general, our suspension or delays of foreclosure transfers and any imposed delays in the foreclosure process by regulatory or governmental agencies will cause our delinquency rates to rise more rapidly.

Our multifamily delinquency rate, which includes multifamily loans on our consolidated balance sheets as well as multifamily loans underlying our issued PCs and Structured Securities, but excluding Structured Transactions, has also increased during the first quarter of 2009, rising to 0.09% at March 31, 2009 from 0.01% at December 31, 2008. Apartment market fundamentals continued to deteriorate in the first quarter of 2009. Increasing job losses have contributed to declining effective rents and increased vacancies in multifamily properties. Although there has been an increase in delinquency in our multifamily portfolio, principally from loans on properties in the states of Georgia and Florida, our multifamily portfolio remains geographically diversified.

Loans Purchased Under Financial Guarantees

As securities administrator, we are required to purchase a mortgage loan from a mortgage pool under certain circumstances at the direction of a court of competent jurisdiction or a federal government agency. Additionally, we are required to repurchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. During the three months ended March 31, 2009, we purchased $434 million of convertible ARMs and balloon/reset loans out of PC pools.

As guarantor, we also have the right to purchase mortgages that back our PCs and Structured Securities (other than Structured Transactions) from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or

68	Freddie Mac

other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages or assets is known as our repurchase option, and we exercise this option when we modify a mortgage. We record loans that we purchase in connection with our performance under our financial guarantees at fair value and record losses on loans purchased on our consolidated statements of operations in order to reduce our net investment in acquired loans to their fair value. The table below presents activities related to loans purchased under financial guarantees for the three months ended March 31, 2009 and 2008.

Table 44 — Changes in Loans Purchased Under Financial Guarantees(1)

	Three Months Ended March 31, 2009
	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$9,522	$(3,097)	$(80)	$6,345
Purchases of loans	4,861	(2,812)	—	2,049
Provision for credit losses	—	—	(76)	(76)
Principal repayments	(27)	59	2	34
Troubled debt restructurings	(281)	82	3	(196)
Property acquisitions, transferred to REO	(165)	56	4	(105)

Ending balance(2)	$13,910	$(5,712)	$(147)	$8,051

	Three Months Ended March 31, 2008
	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$7,001	$(1,767)	$(2)	$5,232
Purchases of loans	423	(72)	—	351
Provision for credit losses	—	—	(3)	(3)
Principal repayments	(284)	75	—	(209)
Troubled debt restructurings	(11)	2	—	(9)
Property acquisitions, transferred to REO	(986)	318	—	(668)

Ending balance(2)	$6,143	$(1,444)	$(5)	$4,694

(1)	Consist of seriously delinquent or modified loans purchased at our option in performance of our financial guarantees and in accordance with SOP 03-3.
(2)	Includes loans that have subsequently returned to current status under the original loan terms.

Our net investment in loans purchased under financial guarantees with reductions to fair value increased approximately 27% during the three months ended March 31, 2009. During that period, we purchased approximately $4.9 billion in unpaid principal balances of these loans with a fair value at acquisition of $2.0 billion. The $2.8 billion purchase discount consists of $0.8 billion previously recognized as loan loss reserve or guarantee obligation and $2.0 billion of losses on loans purchased. We expect repurchase activity to increase in 2009 as the volume of our loan modifications is expected to significantly increase and many more loans will reach 24 months of delinquency and we will exercise our repurchase option. As a result, we expect to continue to incur significant losses on the purchase of delinquent or modified loans in 2009. However, the volume and severity of these losses is dependent on many factors, including changes in fair values of delinquent or modified loans, which are impacted by investor demand as well as regional changes in home prices.

As of March 31, 2009, the cure rate for loans that we purchased out of PC pools during the first quarter of 2009 and 2008 was approximately 64% and 63%, respectively. The cure rate is the percentage of loans purchased with or without modification under our financial guarantees that have returned to less than 90 days past due or have been paid off, divided by the total of loans purchased under our financial guarantees. Mortgages that remain in the pools, and reperform or proceed to foreclosure are not included in these cure rate statistics.

Non-Performing Assets

We classify single-family loans in our total mortgage portfolio as non-performing assets if they are past due for 90 days or more (seriously delinquent) or if their contractual terms have been modified as a troubled debt restructuring due to the financial difficulties of the borrower. Similarly, we classify multifamily loans as non-performing assets if they are 90 days or more past due (seriously delinquent), if collectibility of principal and interest is not reasonably assured based on an individual loan level assessment, or if their contractual terms have been modified as a troubled debt restructuring due to financial difficulties of the borrower. Table 45 provides detail of non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

69	Freddie Mac

Table 45 — Non-Performing Assets(1)

	March 31,	December 31,	March 31,
	2009	2008	2008
	(in millions)

Non-performing mortgage loans — on balance sheet:
Single-family troubled debt restructurings:
Reperforming or less than 90 days delinquent	$2,360	$2,280	$2,567
90 days or more delinquent	1,008	838	645
Multifamily troubled debt restructurings(2)	228	238	269

Total troubled debt restructurings	3,596	3,356	3,481
Other single-family non-performing loans(3)	7,169	4,915	4,003
Other multifamily non-performing loans	143	78	50

Total non-performing mortgage loans — on balance sheet	10,908	8,349	7,534

Non-performing mortgage loans — underlying financial guarantees:(4)
Single-family loans(5)	49,881	36,718	12,950
Multifamily loans	108	63	51

Total Non-performing mortgage loans — underlying financial guarantees	49,989	36,781	13,001

Real estate owned, net	2,948	3,255	2,214

Total non-performing assets	$63,845	$48,385	$22,749

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	3.3%	2.5%	1.2%

(1)	Non-performing assets consist of loans that have undergone a troubled debt restructuring, loans that are more than 90 days past due, and REO assets, net. Troubled debt restructurings include loans where the contractual terms have been modified that result in concessions to borrowers that are experiencing financial difficulties. Mortgage loan amounts are based on unpaid principal balances and REO, net is based on carrying values.
(2)	Includes multifamily loans 90 days or more delinquent where principal and interest are being paid to us under the terms of a credit enhancement agreement.
(3)	Represents loans held by us in our mortgage-related investments portfolio, including loans purchased from the mortgage pools underlying our financial guarantees due to the borrower’s delinquency. Once we purchase a loan under our financial guarantee, it is placed on non-accrual status as long as it remains greater than 90 days past due.
(4)	Includes loans more than 90 days past due that underlie all our issued PCs and Structured Securities and long-term standby agreements, regardless of whether a security is held in our mortgage-related investments portfolio or held by third parties.
(5)	Includes mortgages that underlie our Structured Transactions. Beginning December 2007, we changed our operational practice for purchasing loans from PC pools, which effectively delayed our purchase of nonperforming loans into our mortgage-related investments portfolio. This change, combined with increasing delinquency rates, caused an increase in non-performing loans underlying our financial guarantees during 2008 and the first quarter of 2009.

The amount of our non-performing assets increased to approximately $63.8 billion at March 31, 2009, from $48.4 billion at December 31, 2008, due to continued deterioration in single-family housing market fundamentals which led to significant increases in the delinquency rate and delinquency transition rates during the first quarter of 2009. The delinquency transition rate is the percentage of delinquent loans that proceed to foreclosure or are modified as troubled debt restructurings. Until nationwide home prices stop declining and regional and national economies improve, we expect to continue to experience higher delinquency transition rates and a continued increase in our non-performing assets.

70	Freddie Mac

Table 46 provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends of our single-family mortgage portfolios.

Table 46 — REO Activity by Region(1)

	Three Months Ended
	March 31,
	2009	2008
	(number of units)

REO Inventory
Beginning property inventory	29,346	14,394
Properties acquired by region:
Northeast	1,123	1,267
Southeast	3,555	1,983
North Central	2,754	3,137
Southwest	1,659	1,370
West	4,898	2,182

Total properties acquired	13,989	9,939
Properties disposed by region:
Northeast	(1,240)	(622)
Southeast	(3,038)	(1,410)
North Central	(3,478)	(2,145)
Southwest	(1,545)	(1,055)
West	(4,883)	(682)

Total properties disposed	(14,184)	(5,914)

Ending property inventory	29,151	18,419

(1)	See “Table 42 — Single-Family — Delinquency Rates, excluding Structured Transactions — By Region” for a description of these regions.

Our REO property inventory declined slightly during the first quarter of 2009 and increased 28% during the first quarter of 2008. The impact of the continuing declines in single-family home prices and increasing rates of unemployment lessened the alternatives to foreclosure for homeowners exposed to temporary deterioration in their financial condition. As discussed in “Loss Mitigation Activities,” we announced several loan modification initiatives designed to potentially assist troubled borrowers avoid foreclosure as well as temporary suspensions in foreclosure transfers of occupied homes that have significantly affected the volume of our REO acquisitions during the first quarter of 2009. On March 7, 2009, we suspended foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, we have continued with initiation and other preclosing steps in the foreclosure process. Therefore, we expect growth of our REO inventory to resume during 2009. Our suspension or delay of foreclosure transfers and any delay in foreclosures that might be imposed by regulatory or governmental agencies will cause a temporary decline in REO acquisitions and continue to affect the rate of growth of our REO inventory.

In March 2009, we initiated a plan to begin leasing our REO property inventory on a month-to-month basis to qualified tenants and former owners of properties in order to provide additional time for affected families to determine their options while we continue our efforts to resell the home. Income from this plan should also help to reduce the net expenses of property maintenance.

Our single-family REO acquisitions during the first quarter of 2009 have been most significant in the states of California, Arizona, Michigan, Florida and Nevada. The West region represents approximately 35% of the new REO acquisitions during the three months ended March 31, 2009, based on the number of units, and the highest concentration in that region is in the state of California. At March 31, 2009, our REO inventory in California comprised 16% of total REO property inventory, based on units, and approximately 25% of our total REO property inventory, based on loan amount prior to acquisition. Although the composition of interest-only and Alt-A loans in our single-family mortgage portfolio was approximately 8% and 9%, respectively, at March 31, 2009, the number of our REO acquisitions that had been secured by either of these loan types represented 40% of our total REO acquisitions, based on unpaid principal balance at foreclosure, during the first quarter of 2009.

Credit Loss Performance

Many loans that are delinquent or in foreclosure result in credit losses. Table 47 provides detail on our credit loss performance associated with mortgage loans underlying our guaranteed PCs and Structured Securities as well as mortgage loans in our mortgage-related investments portfolio.

71	Freddie Mac

Table 47 — Credit Loss Performance

	Three Months Ended
	March 31,
	2009	2008
	(dollars in millions)

REO
REO balances:
Single-family	$2,908	$2,214
Multifamily	40	—

Total	$2,948	$2,214

REO operations expense:
Single-family	$(306)	$(208)
Multifamily	—	—

Total	$(306)	$(208)

CHARGE-OFFS
Single-family:
Charge-offs, gross(1) (including $1,326 million and $298 million relating to loan loss reserve, respectively)	$(1,366)	$(455)
Recoveries(2)	354	135

Single-family, net	(1,012)	(320)

Multifamily:
Charge-offs, gross(1) (including $2 million and $— million relating to loan loss reserve, respectively)	(2)	—
Recoveries(2)	—	—

Multifamily, net	(2)	—

Total Charge-offs:
Charge-offs, gross(1) (including $1,328 million and $298 million relating to loan loss reserves, respectively)	(1,368)	(455)
Recoveries(2)	354	135

Total charge-offs, net	$(1,014)	$(320)

CREDIT LOSSES(3)
Single-family	$(1,318)	$(528)
Multifamily	(2)	—

Total	$(1,320)	$(528)

Total in basis points(4) (annualized)	27.7	11.6

(1)	Represent the amount of the unpaid principal balance of a loan that has been discharged in order to remove the loan from our mortgage-related investments portfolio at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. The amount of charge-offs for credit loss performance is generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes interest forgone on nonperforming loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses incurred on our mortgage-related investments portfolio and recognized in our consolidated statements of operations, including losses on loans purchased and losses on certain credit guarantees.
(4)	Calculated as annualized credit losses divided by the average total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance is a historic metric that measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of loss mitigation activities and the final resolution of delinquent mortgage loans as well as the disposition of non-performing assets. We expect our charge-offs will continue to increase in the remainder of 2009. Our credit loss performance does not include our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase during 2009, as market conditions, such as home prices and the rate of home sales, continue to deteriorate. As discussed in “Loss Mitigation Activities,” we announced several suspensions in foreclosure transfers of owner-occupied homes that affected our charge-off and REO operations expenses during the first quarter of 2009. Our suspension or delay of foreclosure transfers and any imposed delay in the foreclosure process by regulatory or governmental agencies will cause a delay in our recognition of credit losses. The implementation of any governmental actions or programs that expand the ability of delinquent borrowers to refinance with concessions of past due principal or interest amounts, including legislative changes to bankruptcy laws, could lead to higher charge-offs and increases of our credit losses.

Single-family charge-offs, gross, for the three months ended March 31, 2009 increased to $1.4 billion compared to $455 million for the three months ended March 31, 2008, primarily due to an increase in the volume of REO properties acquired at foreclosure and continued deterioration of residential real estate markets in regional areas. The severity of charge-offs during the first quarter of 2009 has increased compared to the first quarter of 2008, due to declines in regional housing markets resulting in higher per-property losses. Our per-property loss severity during the first quarter of 2009 has been greatest in those areas that experienced the fastest increases in property values during 2000 through 2006, such as California, Florida, Nevada and Arizona. In addition, although Alt-A loans comprise

72	Freddie Mac

approximately 10% of those within our single-family mortgage portfolio as of March 31, 2009, these loans have contributed approximately 47% of our credit losses during the three months ended March 31, 2009. Table 48 presents the credit loss concentration of loans in our single-family portfolio as of March 31, 2009 and 2008, respectively.

Table 48 — Single-Family Credit Loss Concentration Analysis

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
	Balance(1)	Credit Loss(2)	Balance(1)	Credit Loss(2)
	(in billions)	(in millions)	(in billions)	(in millions)

Year of origination:
2009	$90	$—	$—	$—
2008	281	31	70	—
2007	330	460	376	49
2006	258	499	301	228
All other	911	328	1,050	251

Total	$1,870	$1,318	$1,797	$528

State:
California	$260	$387	$237	$112
Florida	123	191	122	43
Arizona	52	171	50	30
Nevada	23	86	22	16
Michigan	60	74	62	82
All other	1,352	409	1,304	245

Total	$1,870	$1,318	$1,797	$528

Documentation-type:
Alt-A	$176	$624	$192	$217
Non Alt-A	1,694	694	1,605	311

Total	$1,870	$1,318	$1,797	$528

(1)	Based on the unpaid principal balance of our single-family mortgage loans in our mortgage-related investments portfolio as well as those underlying our PCs and Structured Securities, excluding those backed by Ginnie Mae Certificates and certain Structured Transactions for which loan level data is not available.
(2)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and the amount of REO operations expense in each of the respective periods and exclude other market-based losses recognized on our consolidated statements of operations.

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment in our mortgage-related investments portfolio and mortgages underlying our PCs, Structured Securities and other financial guarantees. Determining the loan loss and credit-related loss reserves associated with our mortgage loans and financial guarantees is complex and requires significant management judgment about matters that involve a high degree of subjectivity. This management estimate was inherently more difficult to perform in the first quarter of 2009 due to the absence of historical precedents relative to the current economic environment as well as the potential impacts of our temporary suspension of foreclosure transfers of occupied homes and those loans that may be eligible for modification under the MHA Program. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for further information. Table 49 summarizes our loan loss reserves activity for guaranteed loans and those mortgage loans held in our mortgage-related investments portfolio, in total.

73	Freddie Mac

Table 49 — Loan Loss Reserves Activity

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Total loan loss reserves:(1)
Beginning balance	$15,618	$2,822
Provision (benefit) for credit losses	8,791	1,240
Charge-offs, gross(2)	(1,328)	(298)
Recoveries(3)	354	135

Charge-offs, net	(974)	(163)
Transfers, net(4)	(757)	(27)

Ending balance	$22,678	$3,872

Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	1.16%	0.21%

(1)	Include reserves for loans held-for-investment in our mortgage-related investments portfolio and reserves for guarantee losses on PCs and Structured Securities.
(2)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our mortgage-related investments portfolio at the time of resolution. Charge-offs presented above exclude $40 million and $157 million for the three months ended March 31, 2009 and 2008, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations.
(3)	Recoveries of charge-offs primarily resulting from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	Consist primarily of: (a) Approximately $323 million during the first quarter of 2009 related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (b) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase; and (c) amounts attributable to uncollectible interest on mortgage loans in our mortgage-related investments portfolio.

The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $22.4 billion and $0.3 billion, respectively, as of March 31, 2009. Our total loan loss reserves increased in both the first quarters of 2009 and 2008 as we recorded additional reserves to reflect increased estimates of incurred losses based on an observed increase in delinquency rates for single-family loans as well as the impact of our suspension of foreclosure transfers, which results in longer delinquency periods and increases our estimates of the severity of losses on a per-property basis related to our single-family mortgage portfolio. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Provision for Credit Losses,” for additional information.

Credit Risk Sensitivity

We provide a credit risk sensitivity analysis as part of our risk management and disclosure commitments with FHFA. Our credit risk sensitivity analysis assesses the estimated increase in the net present value, or NPV, of expected single-family mortgage portfolio credit losses over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. Since we do not use this analysis for determination of our reported results under GAAP, this sensitivity analysis is hypothetical and may not be indicative of our actual results. For more information, see “MD&A — CREDIT RISKS — Credit Risk Sensitivity” in our 2008 Annual Report. Our quarterly credit risk sensitivity estimates are as follows:

Table 50 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
		NPV		NPV
	NPV(3)	Ratio(4)	NPV(3)	Ratio(4)
	(dollars in millions)

At:
03/31/09	$11,900	64.9 bps	$10,423	56.8 bps
12/31/08(5)	$9,981	54.4 bps	$8,591	46.8 bps
09/30/08	$5,948	32.3 bps	$5,230	28.4 bps
06/30/08	$5,151	28.3 bps	$4,241	23.3 bps
03/31/08	$4,922	27.8 bps	$3,914	22.1 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family mortgage portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family mortgage portfolio, defined in note (3) above.
(5)	The significant increase in our credit risk sensitivity estimates beginning in the fourth quarter of 2008 was primarily attributable to changes in our assumptions employed to calculate the credit risk sensitivity disclosure. Given deterioration in housing fundamentals, at the end of 2008, we modified our assumptions for forecasted home prices subsequent to the immediate 5% decline. We also modified our assumptions to reflect the increasing proportion of borrowers whose homes are currently worth less than the related outstanding indebtedness.

74	Freddie Mac

Interest-Rate and Other Market Risks

For a discussion of our interest-rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, failures of the technology used to support our business activities, difficulty in filling executive officer vacancies and other operational challenges from failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely financial reporting, or result in other adverse consequences. Management of our operational risks takes place through the enterprise risk management framework with the business areas retaining primary responsibility for identifying, assessing and reporting their operational risks.

We are currently operating without a permanent Chief Executive Officer, Chief Operating Officer or Chief Financial Officer. We face increased operational risk in our day-to-day operations while these positions remain unfilled. The task of filling these positions is complicated by uncertainty regarding legislative or regulatory restrictions on executive compensation that may apply to these positions.

Our business processes are highly dependent on our use of technology and business and financial models. While we believe that we have remediated material weaknesses in our information technology general controls, additional time is necessary to ensure that those new controls will continue to operate effectively. Although we have strengthened our model oversight and governance processes to validate model assumptions, code, theory and the system applications that utilize our models, the complexity and recent changes in our models and the impact of the recent turmoil in the housing and credit markets create additional risk regarding the reliability of our model estimates. See “CONTROLS AND PROCEDURES — Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2009” for information concerning the material weakness relating to our securities impairment model.

We continue to make significant investments to build new financial accounting systems and move to more effective and efficient business processing systems. Until those systems are fully implemented, we continue to remain more reliant on end-user computing systems than is desirable. We are also challenged to effectively and timely deliver integrated production systems. Reliance on certain of these end-user computing systems increases the risk of errors in some of our core operational processes and increases our dependency on monitoring controls. We believe we are mitigating this risk by improving our documentation and process controls over these end-user computing systems and implementing change management controls over certain key end-user systems using tools which are subject to our information technology general controls.

In recognition of the importance of the accuracy and reliability of our valuation of financial instruments, we engage in an ongoing internal review of our valuations. We perform analysis of internal valuations on a monthly basis to confirm the reasonableness of the valuations. This analysis is performed by a group independent of the business area responsible for valuing the positions. Our verification and validation procedures depend on the nature of the security and valuation methodology being reviewed and may include: comparisons with external pricing sources, comparisons with observed trades, independent verification of key valuation model inputs and independent security modeling. Results of the monthly verification process, as well as any changes in our valuation methodologies, are reported to a management committee that is responsible for reviewing the approaches used in our valuations to ensure that they are well controlled and effective, and result in reasonable fair values. For more information on the controls in our valuation process, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Fair Value Measurements.”

As a result of management’s evaluation of our disclosure controls and procedures, our Interim Chief Executive Officer, who is also performing the functions of principal financial officer on an interim basis, has concluded that our disclosure controls and procedures were not effective as of March 31, 2009, at a reasonable level of assurance. We are continuing to work to improve our financial reporting governance process and remediate material weaknesses and other deficiencies in our internal controls. Although we continue to make progress on our remediation plans, our material weaknesses have not been fully remediated at this time. In view of our mitigating activities, including our remediation efforts through March 31, 2009, we believe that our interim consolidated financial statements for the quarter ended March 31, 2009, have been prepared in conformity with GAAP. For additional information on our disclosure controls and procedures and related material weaknesses in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

We face significant operational risks if we are required to implement operational and systems changes as a result of proposed amendments to SFAS 140 and FIN 46(R), including that we may not be able to complete the changes on time to ensure we prepare timely financial reports. The FASB has proposed changes to SFAS 140 and FIN 46(R),

75	Freddie Mac

which may be effective as early as January 2010. If the FASB adopts the changes as proposed, we would be required to consolidate our PC trusts in our financial statements. Implementation of these proposed accounting changes will require us to make significant operational and systems changes. Depending on the effective date ultimately adopted by the FASB and the requirements included in the final standards, it may be difficult or impossible for us to make all such changes in a controlled manner by the effective date. Failure to make such changes by the effective date could adversely affect our ability to prepare timely financial reports. We expect to devote significant resources and management attention to complete these changes by the effective date, which could adversely affect our ability to complete other systems, controls and business related initiatives. For example, we may be required to delay the implementation of, or divert resources from, other initiatives, including efforts to remedy previously identified control weaknesses. As a result of the short time period to implement the proposed amendments, we may need to increase our reliance on manual processes and other temporary systems solutions, creating a higher risk of operational failure. We also may be unable to effectively design and implement the necessary operational and systems changes due to the short implementation period as well as the magnitude and complexity of the changes. These potential developments could increase the risks of future material errors in our reported financial results, which could have a material adverse effect on our business.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity for which we record guarantee assets and obligations, but the related securitized assets are owned by third parties. See “OFF-BALANCE SHEET ARRANGEMENTS” and “NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” in our 2008 Annual Report for more discussion of our off-balance sheet arrangements.

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs, Structured Securities and other mortgage-related financial guarantees is primarily represented by the unpaid principal balance of the related loans and securities held by third parties, which was $1,379 billion and $1,403 billion at March 31, 2009 and December 31, 2008, respectively. Based on our historical credit losses, which in 2008 averaged approximately 20.1 basis points of the aggregate unpaid principal balance of PCs and Structured Securities, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees. The maximum exposure does not take into consideration the recovery we would receive through exercising our rights to the collateral backing the underlying loans nor the available credit enhancements, which include recourse and primary insurance with third parties. In addition, we provide for incurred losses each period on these guarantees within our provision for credit losses. The accounting policies and fair value estimation methodologies we apply to our credit guarantee activities significantly affect the volatility of our reported earnings. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss)” for more information on the effects on our consolidated statements of operations related to our credit guarantee activities.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business which we principally fulfill by executing PC guarantees in swap transactions and, to a lesser extent, commitments to purchase multifamily mortgage loans and revenue bonds that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $167.1 billion and $216.5 billion at March 31, 2009 and December 31, 2008, respectively. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Mortgage Seller/Servicers” for further information. These mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans.

On September 6, 2008, the Director of FHFA placed us into conservatorship. On September 7, 2008, the Conservator entered into the Purchase Agreement with the Treasury for senior preferred stock and warrants for the purchase of 79.9% of our common stock outstanding in return for the Treasury’s commitment in the Purchase Agreement. On May 6, 2009, FHFA, acting on our behalf in its capacity as Conservator, and Treasury amended the Purchase Agreement to, among other items, increase the funding available under the Purchase Agreement from $100 billion to $200 billion. We have also entered into the Lending Agreement with Treasury, which provides for short-term funding, under certain terms and conditions, on a secured basis through December 31, 2009. The Treasury announced a program under which it will purchase GSE mortgage-related securities in the secondary market. The size and timing of Treasury’s purchases of GSE mortgage-related securities is subject to the discretion of the Secretary of the Treasury. Treasury’s authority to purchase such securities expires on December 31, 2009. In addition, the Federal

76	Freddie Mac

Reserve announced a program to purchase, in the secondary market, up to $200 billion of direct obligations of the GSEs, and up to $1.25 trillion of mortgage-related securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. See “EXECUTIVE SUMMARY” for further information on these arrangements.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $12.4 billion and $12.3 billion at March 31, 2009 and December 31, 2008, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds. At both March 31, 2009 and December 31, 2008, there were no liquidity guarantee advances outstanding.

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

Our critical accounting policies and estimates relate to: (a) valuation of a significant portion of assets and liabilities; (b) allowances for loan losses and reserve for guarantee losses; (c) application of the static effective yield method to amortize the guarantee obligation; (d) application of the effective interest method; (e) impairment recognition on investments in securities; and (f) realizability of deferred tax assets, net. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report.

Fair Value Measurements

We adopted SFAS 157 at January 1, 2008, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding fair value hierarchy and measurements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2008 Annual Report.

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

While the non-agency mortgage-related securities market has become significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency in the first quarter of 2009, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used by these pricing services and dealers to develop the prices generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling

77	Freddie Mac

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

Table 51 below summarizes our assets and liabilities measured at fair value on a recurring basis by level in the valuation hierarchy at March 31, 2009.

Table 51 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At March 31, 2009
	Assets										Liabilities
	Investments in securities
	Available-for-sale,			Trading, at
	at fair value			fair value			Mortgage Loans				Debt securities
	Mortgage-	Non-mortgage-		Mortgage-	Non-mortgage-				Guarantee		denominated
	related	related		related	related		Held-for-sale,	Derivative	asset, at		in foreign	Derivative
	securities	securities	Subtotal	securities	securities	Subtotal	at fair value	assets, net(1)	fair value	Total(1)	currencies	liabilities, net(1)	Total(1)
	(dollars in millions)

Level 1	—%	—%	—%	—%	100%	1%	—%	—%	—%	1%	—%	1%	1%
Level 2	67	100	68	99	—	98	—	99	—	79	100	99	99
Level 3	33	—	32	1	—	1	100	1	100	20	—	—	—

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

Total GAAP Fair Value	$430,543	$7,614	$438,157	$260,049	$3,995	$264,044	$636	$666	$5,026	$708,529	$12,911	$1,478	$14,389

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At March 31, 2009, we measured and recorded on a recurring basis $149.8 billion, or approximately 20% of total assets, at fair value using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 assets primarily consist of non-agency residential mortgage-related securities, CMBS and our guarantee asset. We also measured and recorded on a recurring basis $0.1 billion of derivative liabilities, net, which were less than 1% of total liabilities, at fair value using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy.

During the three months ended March 31, 2009, our Level 3 assets increased because the market for non-agency CMBS continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. As a result, we have observed more variability in the quotes received from dealers and third-party pricing services. Consequently, we transferred $46.5 billion of Level 2 assets to Level 3 during the three months ended March 31, 2009. These transfers were primarily within non-agency CMBS where inputs that are significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs as the markets have become significantly less active, requiring higher degrees of judgment to extrapolate fair values from limited market benchmarks. We recorded $1.4 billion of additional losses, primarily in AOCI, on these transferred assets during the first quarter of 2009, which were included in our Level 3 reconciliation. We believe that these unrealized losses on non-agency CMBS at March 31, 2009 were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the unrealized loss recognized under GAAP, as we expect these shortfalls to be less than the recent fair value declines. See “NOTE 14: FAIR VALUE DISCLOSURES — Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” to our consolidated financial statements for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “RISK MANAGEMENT — Credit Risks” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio.”

Consideration of Credit Risk in Our Valuation

We consider credit risk in the valuation of our assets and liabilities. For foreign-currency denominated debt with the fair value option elected, the total fair value change was a net gain of $467 million for the first quarter of 2009. Of

78	Freddie Mac

this amount, $81 million was attributable to changes in the instrument-specific credit risk. The changes in fair value attributable to changes in instrument-specific credit risk were determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk. For multifamily held-for-sale loans with the fair value option elected, we recorded $(18) million of fair value gains (losses) on investment activity in our consolidated statements of operations during the first quarter of 2009. Of this amount, $(17) million was attributable to changes in the instrument-specific credit risk. The gains and losses attributable to changes in instrument-specific credit risk related to our multifamily held-for-sale loans were determined primarily from the changes in OAS level.

In addition, we consider credit risk in the valuation of our derivative positions. The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. For derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The amount of collateral held depends on the credit rating of the counterparty and is based on our credit risk policies. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Derivative Counterparty Credit Risk” for a discussion of our counterparty credit risk. Similarly, for derivatives that are in a liability position we post collateral to counterparties in accordance with agreed upon thresholds.

OUR PORTFOLIOS

Guaranteed PCs and Structured Securities

Guaranteed PCs and Structured Securities represent the unpaid principal balances of the mortgage-related assets we issue or otherwise guarantee. Our guaranteed PCs are pass-through securities that represent undivided interests in trusts that own pools of mortgages we have purchased. Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We create Structured Securities primarily by resecuritizing our PCs or previously issued Structured Securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of all tranches of our Structured Securities. We do not charge a management and guarantee fee for Structured Securities backed by our PCs or previously issued Structured Securities, because the underlying collateral is already guaranteed, so there is no incremental credit risk to us as a result of resecuritization. We also issue Structured Securities to third parties in exchanges for non-Freddie Mac mortgage-related securities, which we refer to as Structured Transactions. See “BUSINESS — Our Business Segments — Single-family Guarantee Segment” in our 2008 Annual Report and “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” herein for detailed discussion and other information on our PCs and Structured Securities, including Structured Transactions.

During the three months ended March 31, 2009 and 2008, we did not enter into any long-term standby commitments for mortgage assets held by third parties that require us to purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We terminated $0.9 billion and $5.1 billion of our previously issued long-term standby commitments in the three months ended March 31, 2009 and 2008, respectively. The majority of the loans previously covered by these commitments were subsequently securitized as PCs. Table 52 presents the composition of our total mortgage portfolio and the various segment portfolios.

79	Freddie Mac

Table 52 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition(1)

	March 31,	December 31,
	2009	2008
	(in millions)

Total mortgage portfolio:
Mortgage-related investments portfolio:
Single-family mortgage loans	$51,213	$38,755
Multifamily mortgage loans	75,733	72,721

Total mortgage loans	126,946	111,476

Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	455,421	424,524

Non-Freddie Mac mortgage-related securities, agency	92,638	70,852
Non-Freddie Mac mortgage-related securities, non-agency	192,099	197,910

Total non-Freddie Mac mortgage-related securities	284,737	268,762

Total mortgage-related investments portfolio(2)	867,104	804,762

Guaranteed PCs and Structured Securities held by third parties:
Single-family PCs and Structured Securities	1,358,485	1,381,531
Single-family Structured Transactions	7,312	7,586
Multifamily PCs and Structured Securities	12,807	12,768
Multifamily Structured Transactions	795	829

Total guaranteed PCs and Structured Securities held by third parties	1,379,399	1,402,714

Total mortgage portfolio	$2,246,503	$2,207,476

Guaranteed PCs and Structured Securities:
In our mortgage-related investments portfolio	$455,421	$424,524
Held by third parties	1,379,399	1,402,714

Total Guaranteed PCs and Structured Securities	$1,834,820	$1,827,238

Segment portfolios:
Investments — Mortgage-related investments portfolio:
Single-family mortgage loans	$51,213	$38,755
Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	455,421	424,524
Non-Freddie Mac mortgage-related securities in the mortgage-related investments portfolio	284,737	268,762

Total Investments — Mortgage-related investments portfolio(3)	791,371	732,041

Single-family Guarantee — Credit guarantee portfolio:
Single-family PCs and Structured Securities in the mortgage-related investments portfolio	436,967	405,375
Single-family PCs and Structured Securities held by third parties	1,358,485	1,381,531
Single-family Structured Transactions in the mortgage-related investments portfolio	16,466	17,088
Single-family Structured Transactions held by third parties	7,312	7,586

Total Single-family Guarantee — Credit guarantee portfolio	1,819,230	$1,811,580

Multifamily — Guarantee and loan portfolios:
Multifamily PCs and Structured Securities	14,795	14,829
Multifamily Structured Transactions	795	829

Total Multifamily — Guarantee portfolio	15,590	15,658
Multifamily loan portfolio	75,733	72,721

Total Multifamily-Guarantee and loan portfolio	91,323	88,379

Less: Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio(4)	(455,421)	(424,524)

Total mortgage portfolio	$2,246,503	$2,207,476

(1)	Based on unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not the unpaid principal of the underlying mortgage loans. Mortgage loans held in our mortgage-related investments portfolio reflect the unpaid principal balance of the loan.
(2)	See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio” for a reconciliation of our mortgage-related investments portfolio amounts shown in this table to the amounts shown under such caption in conformity with GAAP on our consolidated balance sheets.
(3)	Includes certain assets related to Single-family Guarantee activities and Multifamily activities.
(4)	The amount of PCs and Structured Securities in our mortgage-related investments portfolio is included in both our segments’ mortgage-related and guarantee portfolios and thus deducted in order to reconcile to our total mortgage portfolio. These securities are managed by the Investments segment, which receives related interest income; however, the Single-family and Multifamily segments manage and receive associated management and guarantee fees.

80	Freddie Mac

Table 53 presents the distribution of underlying mortgage assets for our issued PCs, Structured Securities and other mortgage-related guarantees.

Table 53 — Issued Guaranteed PCs and Structured Securities(1)

	March 31,	December 31,
	2009	2008
	(in millions)

Single-family:
Conventional:
30-year fixed-rate(2)	$1,244,019	$1,216,765
20-year fixed-rate	65,491	67,215
15-year fixed-rate	241,928	246,089
ARMs/adjustable-rate	75,782	80,771
Option ARMs(3)	1,517	1,551
Interest-only(4)	153,505	159,645
Balloon/resets	9,419	10,967
Conforming jumbo	2,413	2,475
FHA/VA	1,254	1,310
USDA Rural Development and other federally guaranteed loans	124	118

Total single-family	1,795,452	1,786,906
Multifamily:
Conventional and other	14,795	14,829

Total multifamily	14,795	14,829
Structured Securities backed by non-Freddie Mac mortgage-related securities:
Ginnie Mae Certificates(5)	1,055	1,089
Structured Transactions(6)	23,518	24,414

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	24,573	25,503

Total guaranteed PCs and Structured Securities	$1,834,820	$1,827,238

(1)	Based on unpaid principal balance of the securities and excludes mortgage-related securities traded, but not yet settled. Also includes long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when these loans meet certain delinquency criteria.
(2)	Portfolio balances include $1.8 billion and $1.9 billion of 40-year fixed-rate mortgages at March 31, 2009 and December 31, 2008, respectively.
(3)	Excludes option ARM mortgage loans that back our Structured Transactions. See endnote (6) for additional information.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Ginnie Mae Certificates that underlie the Structured Securities are backed by FHA/VA loans.
(6)	Represents Structured Securities backed by non-agency securities that include prime, FHA/VA and subprime mortgage loan issuances. Includes $10.5 billion and $10.8 billion of securities backed by option ARM mortgage loans at March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009 and 2008, our total mortgage portfolio grew at an annualized rate of 7% and 9%, respectively. Our new business purchases consist of mortgage loans and non-Freddie Mac mortgage-related securities that are purchased for our mortgage-related investments portfolio or serve as collateral for our issued PCs and Structured Securities. During the three months ended March 31, 2009, our purchases of fixed-rate product as a percentage of our total purchases increased while our purchases of ARMs and interest-only products decreased. Purchase volume associated with single-family refinance-loans was approximately $95 billion for the first quarter of 2009, or 84% of the single-family volume during the period. March 2009 was our largest refinance month since 2003, a year in which interest rates for residential mortgages had also moved sharply downward. We began the purchase of refinance mortgages originated under the MHA Program in April 2009. Due to the inception of this program and recent declines in mortgage interest rates our refinance activity will likely remain elevated in the near term.

We continue to grow our mortgage-related investments portfolio to acquire and hold increased amounts of mortgage loans and mortgage-related securities in such portfolio to provide additional liquidity to the mortgage market and subject to the limitation on the size of such portfolio set forth in the Purchase Agreement. On May 6, 2009, FHFA, acting on our behalf in its capacity as Conservator, and Treasury amended the Purchase Agreement to, among other items, increase the limit on our mortgage-related investments portfolio as of December 31, 2009 from $850 billion to $900 billion. Our mortgage-related investments portfolio must then decline by 10% per year until it reaches $250 billion.

81	Freddie Mac

Table 54 summarizes purchases into our total mortgage portfolio.

Table 54 — Total Mortgage Portfolio Activity(1)

	Three Months Ended March 31,
	2009		2008
		% of		% of
		Purchase		Purchase
	Amount	Amounts	Amount	Amounts
	(dollars in millions)

New business purchases:
Single-family mortgage purchases:
Conventional:
30-year amortizing fixed-rate(2)	$100,451	86%	$96,659	78%
15-year amortizing fixed-rate	11,382	10	9,089	7
ARMs/adjustable-rate(3)	183	<1	1,723	2
Interest-only(4)	220	1	9,976	8
Balloon/resets(5)	—	—	115	<1
Conforming jumbo	91	<1	—	—
FHA/VA(6)	218	<1	28	<1
USDA Rural Development and other federally guaranteed loans	69	<1	32	<1

Total single-family	112,614	97	117,622	95

Multifamily:
Conventional and other	3,824	3	6,445	5

Total multifamily	3,824	3	6,445	5

Total mortgage purchases	116,438	100	124,067	100

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Ginnie Mae Certificates	11	<1	—	—
Structured Transactions	—	—	106	<1

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	11	<1	106	<1

Total single-family and multifamily mortgage purchases and total non-Freddie Mac mortgage-related securities purchased for Structured Securities	$116,449	$100%	$124,173	100%

Non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio:
Agency securities:
Fannie Mae:
Fixed-rate	$30,109		$1,180
Variable-rate	1,185		8,203

Total Fannie Mae	31,294		9,383

Ginnie Mae fixed-rate:	27		—

Total agency mortgage-related securities	31,321		9,383

Non-agency securities:
Single-family:
Fixed-rate	—		—
Variable-rate	—		618

Total single-family	—		618

Commercial mortgage-backed securities:
Fixed-rate	—		—
Variable-rate	—		215

Total commercial mortgage-backed securities	—		215

Mortgage revenue bonds:
Fixed-rate	76		27
Variable-rate	—		—

Total mortgage revenue bonds	76		27

Total non-agency mortgage-related securities	76		860

Total non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio	31,397		10,243

Total new business purchases	$147,846		$134,416

Mortgage purchases with credit enhancements(7)	8%		25%
Mortgage liquidations	$102,731		$86,431
Mortgage liquidations rate (annualized)(8)	19%		16%
Freddie Mac securities repurchased into the mortgage-related investments portfolio:
Single-family:
Fixed-rate	$83,931		$15,667
Variable-rate	249		5,877

Total Freddie Mac securities repurchased into the mortgage-related investments portfolio	$84,180		$21,544

(1)	Based on unpaid principal balances. Excludes mortgage loans and mortgage-related securities traded but not yet settled. Also excludes net additions to our mortgage-related investments portfolio for delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes 40-year and 20-year fixed-rate mortgages.
(3)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the first quarter of 2009 or first quarter of 2008.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Represents mortgages whose terms require lump sum principal payments on contractually determined future dates unless the borrower qualifies for and elects an extension of the maturity date at an adjusted interest-rate.
(6)	Excludes FHA/VA loans that back Structured Transactions.
(7)	Excludes mortgage-related securities backed by Ginnie Mae Certificates.
(8)	Based on the total mortgage portfolio.

82	Freddie Mac

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements” pertaining to the conservatorship and our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, internal control remediation efforts, future business plans, capital management, economic and market conditions and trends, market share, credit losses, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “believe,” “intend,” “could,” “future” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ materially from the expectations expressed in the forward-looking statements we make as a result of various factors, including those factors described in the “RISK FACTORS” sections of this Form 10-Q and our 2008 Annual Report, and:

•	the actions FHFA, Treasury and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business, including the adequacy of Treasury’s commitment under the Purchase Agreement and our ability to pay the dividends on the senior preferred stock;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company and whether we will be placed into receivership, regulations under the Reform Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage industry, including legislative, regulatory or judicial action at the federal or state level, including changes to bankruptcy laws or the foreclosure process in individual states;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses and expenses;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including the success of the U.S. government’s efforts to stabilize the financial markets and changes in employment rates and interest rates;

•	changes in the U.S. residential mortgage market, including the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market and changes in home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate and other risks in our business, including changes in the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	our ability to effectively identify, assess, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties, or consolidation among or adverse changes in the financial condition of, our customers and counterparties;

•	the risk that we may not be able to maintain the continued listing of our common and exchange-listed issues of preferred stock on the NYSE;

83	Freddie Mac

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business and spreads we expect to earn;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies or estimates, such as the operational and systems changes that may be necessary to implement proposed changes to SFAS 140 and FIN 46(R);

•	the availability of debt financing in sufficient quantity and at attractive rates to support growth in our mortgage-related investments portfolio, to refinance maturing debt and to mitigate interest-rate risk, including the continuing support of Treasury and the Federal Reserve;

•	the availability of options, interest-rate and currency swaps and other derivative financial instruments of the types and quantities and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	the ability of our financial, accounting, data processing and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q or our 2008 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update forward-looking statements we make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

84	Freddie Mac

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

In October 2000, we announced our voluntary adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA that updated these commitments and set forth a process for implementing them. A copy of the letters between us and FHFA dated September 1, 2005 constituting the written agreement has been filed as an exhibit to our Registration Statement on Form 10, filed with the SEC on July 18, 2008, and is available on the Investor Relations page of our website at www.freddiemac.com/investors/sec — filings/index.html.

Our Periodic Issuance of Subordinated Debt disclosure commitment was suspended by FHFA in a letter dated November 8, 2008. In a letter dated March 18, 2009, FHFA notified us that FHFA was suspending the remaining disclosure commitments under the September 1, 2005 agreement until further notice. However, FHFA will continue to monitor our adherence to the applicable covenants in Liquidity Management and Contingency Planning and the Interest-Rate Risk disclosure commitment through normal supervision activities. For the three months ended March 31, 2009, our duration gap averaged one month, PMVS-L averaged $328 million and PMVS-YC averaged $87 million. Our 2009 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary which is available on our website, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risks — Credit Risk Sensitivity.” We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

85	Freddie Mac

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Our mortgage-related investments portfolio activities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities held in our mortgage-related investments portfolio, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities. Our credit guarantee activities also expose us to interest-rate risk because changes in interest rates can cause fluctuations in the fair value of our existing credit guarantee portfolio. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2008 Annual Report for more information on our exposure to interest-rate risks, including our use of derivatives as part of our efforts to manage such risks.

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value (as defined below) to parallel moves in interest rates (PMVS-L) and the other to nonparallel movements (PMVS-YC). Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. While PMVS and duration gap estimate the exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, prepayment model, mortgage-to-debt OAS and foreign-currency risk. The impact of these other market risks can be significant.

The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity. Our PMVS measures assume an instantaneous shift in rates. Therefore, these PMVS measures do not consider the effects on fair value of any rebalancing actions that we would typically take to reduce our risk exposure.

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

PMVS Results

Table 55 provides estimated point-in-time PMVS-L and PMVS-YC results. Table 55 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. Freddie Mac does not hedge 100% of the prepayment risk embedded in our mortgage assets. As a result, as interest rate volatility increases, the duration of the mortgage assets will change more rapidly. Accordingly, as shown in Table 55, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at March 31, 2009, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve. Because of a significant drop in mortgage rates during the first quarter of 2009 and the introduction of the Freddie Mac Relief Refinance MortgageSM product, the prepayment option risk or negative convexity of our mortgage assets increased significantly. Accordingly, as shown in Table 55, the PMVS-L results are significantly higher at March 31, 2009 compared to December 31, 2008 in both a 50 and 100 basis points shift in the LIBOR curve.

Table 55 — PMVS Assuming Shifts of the LIBOR Yield Curve

	Potential Pre-Tax Loss in
	Portfolio Market Value
	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

At:
March 31, 2009	$125	$232	$744
December 31, 2008	136	141	108

86	Freddie Mac

Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 56 shows that the low PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 56 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
March 31, 2009	$795	$232	$(563)
December 31, 2008	2,708	141	(2,567)

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

Duration Gap Results

Our estimated average duration gap for both the months of March 2009 and December 2008 was one month. Duration gap measures the difference in price sensitivity to interest rate changes between our assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six-month duration and liabilities with a five-month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets approximates the duration of our liabilities. Multiplying duration gap (expressed as a percentage of a year) by the fair value of our assets will provide an indication of the change in the fair value of our equity resulting from a 1% change in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures. Management, including the company’s Interim Chief Executive Officer, who is also performing the functions of principal financial officer on an interim basis, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. As a result of management’s evaluation, our Interim Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009, at a reasonable level of assurance, for the following reasons:

•	our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws;

•	we continue to have a material weakness in the design and documentation of controls over our counterparty credit risk analysis that impacts our significant judgments and estimates for single-family loan loss reserves and other-than-temporary impairments of available-for-sale securities; and

•	we continue to have a material weakness in the controls over development of our securities impairment model used in our determination of other-than-temporary impairments of available-for-sale securities.

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

87	Freddie Mac

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2009

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	we have remediated a material weakness related to our Board of Directors and Audit Committee’s exercise of oversight authority with respect to our financial reporting process; and

•	On March 13, 2009, John A. Koskinen, our non-executive Chairman of the Board, was appointed as our Interim Chief Executive Officer upon David M. Moffett’s resignation as Chief Executive Officer. On April 22, 2009, David Kellermann, our Acting Chief Financial Officer, died. Mr. Koskinen is now performing the functions of principal financial officer on an interim basis. Mr. Moffett has returned to the company temporarily as a consultant to Mr. Koskinen to provide advice and assistance in connection with Mr. Koskinen’s functioning as principal financial officer.

Material Weaknesses

As of December 31, 2008, we had four material weaknesses in internal control over financial reporting. The descriptions of our material weaknesses and our progress as of March 31, 2009 toward their remediation are summarized below. We report progress toward remediation in the following stages:

•	In process — We are in the process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified.

•	Remediation activities implemented — We have designed and implemented the controls that we believe are necessary to remediate the identified internal control deficiencies.

•	Remediated — After a sufficient period of operation of the controls implemented to remediate the control deficiencies, management has evaluated the controls and found them to be operating effectively.

	Remediation	Remediation
	Progress as of	Progress as of
Material Weaknesses	December 31, 2008	March 31, 2009

Board of Directors and Audit Committee
We did not have a functioning Board of Directors and Audit Committee. As a result, we lacked the appropriate governance structure to provide oversight of our financial reporting process.	Remediation activities implemented	Remediated
Policy Updates
Our disclosure controls and procedures have not provided adequate mechanisms for information known to FHFA that may have financial statement disclosure ramifications to be communicated to management.	In process(1)	In process(1)
Counterparty Credit Risk Analysis
Our counterparty credit risk analysis impacts significant estimates and judgments in our financial reporting affecting single-family loan loss reserves and other-than-temporary impairments of available-for-sale securities. The controls over these processes have not been adequately designed or documented to mitigate the significantly increased risks associated with the processes. While compensating controls mitigated these risks, the risk of a material error in the consolidated financial statements has not been sufficiently reduced.	In process	In process
Securities Impairment Model
We perform an evaluation on a security-by-security basis to identify other-than-temporary impairments for our non-agency investment securities. We utilize an internally developed model to assist us in determining whether the expected cash flows underlying the security are sufficient to allow us to recover our investment. This model was developed and implemented during the quarter ended December 31, 2008 and used in conjunction with existing analyses to arrive at our other-than-temporary impairment. The procedures utilized to test the model prior to deployment did not identify a failure in the model’s ability to accurately capture all loan level characteristics when these characteristics were not accurately presented in the primary external data source. In certain instances, this led to inconsistent conclusions, as well as decisions based on inaccurate information.	In process	Remediation activities implemented

(1)	Based on discussions with FHFA and the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. See “Description of Progress Toward Remediating Material Weaknesses — Policy Updates” for additional information.

88	Freddie Mac

Description of Progress Toward Remediating Material Weaknesses

Policy Updates

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of March 31, 2009.

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

However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this Form 10-Q, and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing this Form 10-Q, FHFA provided us with a written acknowledgement that it had reviewed the Form 10-Q, was not aware of any material misstatements or omissions in the Form 10-Q, and had no objection to our filing the Form 10-Q.

•	The Director of FHFA has been in frequent communication with our Chief Executive Officer, prior to his resignation, or our Interim Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group have met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

Counterparty Credit Risk Analysis

During the first quarter of 2009, we developed and have begun executing the detailed plan to remediate this material weakness, which includes conducting an in-depth analysis, re-design and documentation of the process to analyze the effect of counterparty credit risk on our security impairment and loan loss reserve estimates, reassessing the design of controls over that process, and identifying and remediating any control design gaps we identify. We continue to exercise a greater degree of review and oversight of the assumptions, judgments and model processes employed in the counterparty credit risk analysis. We believe these review and oversight activities were sufficient to mitigate the risk of material misstatement of our March 31, 2009 consolidated financial statements.

89	Freddie Mac

Securities Impairment Model

Prior to first quarter 2009 processing, we took the corrective actions necessary to remediate this material weakness, which included updating the data capture process in our securities impairment model to appropriately absorb unexpected values and implementing additional monitoring controls over data validity to ensure the model processes data exceptions appropriately. We are now waiting for a sufficient period of operation of the updated model and new controls to evaluate whether they are operating effectively. We believe the remediation activities we have implemented mitigate the risk of material misstatement of our March 31, 2009 consolidated financial statements.

In view of our mitigating activities, including our remediation efforts through March 31, 2009, we believe that our interim consolidated financial statements for the quarter ended March 31, 2009, have been prepared in conformity with GAAP.

90	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

91	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(dollars in millions, except share-related amounts)

Interest income
Investments in securities	$8,971	$8,446
Mortgage loans	1,580	1,243
Other	94	207

Total interest income	10,645	9,896

Interest expense
Short-term debt	(1,122)	(2,044)
Long-term debt	(5,364)	(6,725)

Total interest expense	(6,486)	(8,769)
Expense related to derivatives	(300)	(329)

Net interest income	3,859	798

Non-interest income (loss)
Management and guarantee income (includes interest on guarantee asset of $249 and $215, respectively)	780	789
Gains (losses) on guarantee asset	(156)	(1,394)
Income on guarantee obligation	910	1,169
Derivative gains (losses)	181	(245)
Gains (losses) on investment activity	(4,944)	1,219
Gains (losses) on debt recorded at fair value	467	(1,385)
Gains (losses) on debt retirement	(104)	305
Recoveries on loans impaired upon purchase	50	226
Low-income housing tax credit partnerships	(106)	(117)
Trust management income (expense)	(207)	3
Other income	41	44

Non-interest income (loss)	(3,088)	614

Non-interest expense
Salaries and employee benefits	(207)	(231)
Professional services	(60)	(72)
Occupancy expense	(18)	(15)
Other administrative expenses	(87)	(79)

Total administrative expenses	(372)	(397)
Provision for credit losses	(8,791)	(1,240)
Real estate owned operations expense	(306)	(208)
Losses on loans purchased	(2,012)	(51)
Other expenses	(78)	(87)

Non-interest expense	(11,559)	(1,983)

Loss before income tax benefit	(10,788)	(571)
Income tax benefit	937	422

Net loss	(9,851)	(149)
Less: Net (income) attributable to noncontrolling interest	—	(2)

Net loss attributable to Freddie Mac	$(9,851)	$(151)

Preferred stock dividends	(378)	(272)
Amount allocated to participating security option holders	—	(1)

Net loss attributable to common stockholders	$(10,229)	$(424)

Loss per common share:
Basic	$(3.14)	$(0.66)
Diluted	$(3.14)	$(0.66)
Weighted average common shares outstanding (in thousands):
Basic	3,255,718	646,338
Diluted	3,255,718	646,338
Dividends per common share	$0.00	$0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

92	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(in millions, except
	share-related amounts)

Assets
Cash and cash equivalents	$53,754	$45,326
Restricted cash	1,345	953
Federal funds sold and securities purchased under agreements to resell	34,050	10,150
Investments in securities:
Available-for-sale, at fair value (includes $20,552 and $21,302, respectively, pledged as collateral that may be repledged)	438,157	458,898
Trading, at fair value	264,044	190,361

Total investments in securities	702,201	649,259
Mortgage loans:
Held-for-sale, at lower-of-cost-or-fair-value (except $636 and $401 at fair value, respectively)	24,033	16,247
Held-for-investment, at amortized cost (net of allowances for loan losses of $840 and $690, respectively)	96,047	91,344

Total mortgage loans, net	120,080	107,591
Accounts and other receivables, net	6,047	6,337
Derivative assets, net	666	955
Guarantee asset, at fair value	5,026	4,847
Real estate owned, net	2,948	3,255
Deferred tax assets, net	13,282	15,351
Low-income housing tax credit partnerships equity investments	4,043	4,145
Other assets	3,508	2,794

Total assets	$946,950	$850,963

Liabilities and equity (deficit)
Liabilities
Accrued interest payable	$4,892	$6,504
Debt, net:
Short-term debt (includes $1,563 and $1,638 at fair value, respectively)	453,312	435,114
Long-term debt (includes $11,348 and $11,740 at fair value, respectively)	456,199	407,907

Total debt, net	909,511	843,021
Guarantee obligation	11,759	12,098
Derivative liabilities, net	1,478	2,277
Reserve for guarantee losses on Participation Certificates	21,838	14,928
Other liabilities	3,480	2,769

Total liabilities	952,958	881,597

Commitments and contingencies (Notes 1, 2, 10 and 11)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	45,600	14,800
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 648,183,066 shares and 647,260,293 shares outstanding, respectively	—	—
Additional paid-in capital	—	19
Retained earnings (accumulated deficit)	(33,477)	(23,191)
AOCI net of taxes, related to:
Available-for-sale securities	(24,666)	(28,510)
Cash flow hedge relationships	(3,470)	(3,678)
Defined benefit plans	(167)	(169)

Total AOCI, net of taxes	(28,303)	(32,357)
Treasury stock, at cost, 77,680,820 shares and 78,603,593 shares, respectively	(4,033)	(4,111)

Total Freddie Mac stockholders’ equity (deficit)	(6,104)	(30,731)
Noncontrolling interest	96	97

Total equity (deficit)	(6,008)	(30,634)

Total liabilities and equity (deficit)	$946,950	$850,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

93	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Three Months Ended March 31,
	2009		2008
	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$14,800	—	$—
Increase in liquidation preference	—	30,800	—	—

Senior preferred stock, end of period	1	45,600	—	—

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109

Preferred stock, end of period	464	14,109	464	14,109

Common stock, at par value
Balance, beginning of year	726	—	726	152

Common stock, end of period	726	—	726	152

Additional paid-in capital
Balance, beginning of year		19		871
Stock-based compensation		17		25
Income tax benefit from stock-based compensation		(22)		(7)
Common stock issuances		(77)		(34)
REIT preferred stock repurchase		—		2
Transfer from retained earnings (accumulated deficit)		63		—

Additional paid-in capital, end of period		—		857

Retained earnings (accumulated deficit)
Balance, beginning of year		(23,191)		26,909
Cumulative effect of change in accounting principle, net of taxes		—		1,023

Balance, beginning of year, as adjusted		(23,191)		27,932
Net loss attributable to Freddie Mac		(9,851)		(151)
Senior preferred stock dividends declared		(370)		—
Preferred stock dividends declared		—		(272)
Common stock dividends declared		—		(162)
Dividend equivalent payments on expired stock options		(2)		(2)
Transfer to additional paid-in capital		(63)		—

Retained earnings (accumulated deficit), end of period		(33,477)		27,345

AOCI, net of taxes
Balance, beginning of year		(32,357)		(11,143)
Cumulative effect of change in accounting principle, net of taxes		—		(850)

Balance, beginning of year, as adjusted		(32,357)		(11,993)
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		3,844		(10,467)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		208		163
Changes in defined benefit plans		2		1

AOCI, net of taxes, end of period		(28,303)		(22,296)

Treasury stock, at cost
Balance, beginning of year	79	(4,111)	80	(4,174)
Common stock issuances	(1)	78	(1)	31

Treasury stock, end of period	78	(4,033)	79	(4,143)

Noncontrolling interest
Balance, beginning of year		97		181
Net income (loss) attributable to noncontrolling interest		—		2
REIT preferred stock repurchase		—		(43)
Dividends and other		(1)		(4)

Noncontrolling interest, end of period		96		136

Total equity (deficit)		$(6,008)		$16,160

Comprehensive income (loss)
Net loss		$(9,851)		$(149)
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		4,054		(10,303)

Comprehensive income (loss)		(5,797)		(10,452)
Less: Comprehensive (income) loss attributable to noncontrolling interest		—		(2)

Total comprehensive income (loss) attributable to Freddie Mac		$(5,797)		$(10,454)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

94	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)

Cash flows from operating activities
Net loss	$(9,851)	$(149)
Adjustments to reconcile net loss to net cash used for operating activities:
Derivative gains	(917)	(101)
Asset related amortization — premiums, discounts and basis adjustments	(278)	(67)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	1,535	2,622
Net discounts paid on retirements of debt	(1,880)	(2,276)
Losses (gains) on debt retirement	104	(305)
Provision for credit losses	8,791	1,240
Low-income housing tax credit partnerships	106	117
Losses on loans purchased	2,012	51
Losses (gains) on investment activity	4,944	(1,219)
(Gains) losses on debt recorded at fair value	(467)	1,385
Deferred income tax benefit	(114)	(882)
Purchases of held-for-sale mortgages	(29,326)	(11,858)
Sales of held-for-sale mortgages	20,232	7,808
Repayments of held-for-sale mortgages	1,322	153
Change in:
Due to Participation Certificates and Structured Securities Trust	705	(904)
Accounts and other receivables, net	(262)	(395)
Accrued interest payable	(1,548)	(1,525)
Income taxes payable	(808)	(186)
Guarantee asset, at fair value	(179)	458
Guarantee obligation	(352)	(8)
Other, net	1,373	68

Net cash used for operating activities	(4,858)	(5,973)

Cash flows from investing activities
Purchases of trading securities	(119,913)	(9,015)
Proceeds from sales of trading securities	36,586	1,061
Proceeds from maturities of trading securities	11,777	3,783
Purchases of available-for-sale securities	(2,227)	(106,227)
Proceeds from sales of available-for-sale securities	1,239	18,376
Proceeds from maturities of available-for-sale securities	21,156	92,991
Purchases of held-for-investment mortgages	(8,801)	(4,642)
Repayments of held-for-investment mortgages	1,466	1,291
Increase in restricted cash	(392)	(338)
Net (payments) proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	(157)	80
Net increase in federal funds sold and securities purchased under agreements to resell	(23,900)	(10,670)
Derivative premiums and terminations and swap collateral, net	(1,356)	(273)

Net cash used for investing activities	(84,522)	(13,583)

Cash flows from financing activities
Proceeds from issuance of short-term debt	302,181	268,640
Repayments of short-term debt	(282,069)	(265,471)
Proceeds from issuance of long-term debt	138,471	93,607
Repayments of long-term debt	(91,105)	(76,780)
Proceeds from increase in liquidation preference of senior preferred stock	30,800	—
Payment of cash dividends on senior preferred stock, preferred stock and common stock	(373)	(436)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(98)	(183)
Other, net	—	(50)

Net cash provided by financing activities	97,808	19,328

Net increase (decrease) in cash and cash equivalents	8,428	(228)
Cash and cash equivalents at beginning of period	45,326	8,574

Cash and cash equivalents at end of period	$53,754	$8,346

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$8,690	$10,305
Swap collateral interest	2	61
Derivative interest carry, net	(921)	64
Income taxes	(15)	646
Non-cash investing activities:
Transfers from available-for-sale securities to trading securities	—	87,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

95	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. We refer to our investments in mortgage loans and mortgage-related securities as our mortgage-related investments portfolio. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities. We also guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as our assets. Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities. Our management activities are essential to and inseparable from our guarantee activities. We do not provide or charge for the activities separately. The management and guarantee fee is paid to us over the life of the related PCs and Structured Securities and reflected in earnings, as management and guarantee income, as it is accrued. Throughout our consolidated financial statements and related notes, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

Our financial results for the first quarter of 2009 reflect the adverse conditions in the U.S. mortgage markets. Deterioration of market conditions, including declining home prices, higher mortgage delinquency rates and higher loss severities, contributed to large credit-related expenses and other-than-temporary impairments for the first quarter of 2009.

Conservatorship and Related Developments

On September 6, 2008, at the request of the then Secretary of the Treasury, the Chairman of the Federal Reserve and the Director of FHFA, our Board of Directors adopted a resolution consenting to the appointment of a conservator. After obtaining this consent, the Director of FHFA appointed FHFA as our Conservator on September 6, 2008. Upon its appointment, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, and succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. However, we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term.

We are working with our Conservator to, among other things, help distressed homeowners through adverse times. Currently, we are primarily focusing on initiatives that support the Making Home Affordable Program announced by the Obama Administration in February 2009 (previously known as the Homeowner Affordability and Stability Plan). The MHA Program includes (i) Home Affordable Refinance, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into more affordable monthly payments, and (ii) the Home Affordable Modification program, which commits U.S. government, Freddie Mac and Fannie Mae funds to keep eligible homeowners in their homes by preventing avoidable foreclosures. We will play an additional role under the Home Affordable Modification program as the compliance agent for foreclosure prevention activities. As the program compliance agent, we will conduct examinations and review servicer compliance with the published rules for the program with respect to mortgages owned or guaranteed by us, Fannie Mae and banks and by trusts backing non-agency mortgage-related securities and report results to Treasury. We will also advise and consult with Treasury about the design, results and future improvement of the MHA Program. At present, it is difficult for us to predict the full impact of these initiatives on us. However, we are devoting significant internal resources to their implementation and, to the extent our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur will be substantial.

96	Freddie Mac

Significant recent developments with respect to the conservatorship, our business and the MHA Program include the following:

•	At March 31, 2009, the unpaid principal balance of our mortgage-related investments portfolio was $867.1 billion, compared to $804.8 billion at December 31, 2008. During the three months ended March 31, 2009, we grew our mortgage-related investments portfolio to acquire and hold increased amounts of mortgage loans and mortgage-related securities to provide additional liquidity to the mortgage market, subject to the limitation on the size of such portfolio set forth in the Purchase Agreement.

•	On March 4, 2009, we announced two new mortgage initiatives under the MHA Program. First, we announced the Freddie Mac Relief Refinance MortgageSM, which is our business implementation of Home Affordable Refinance. We began purchasing these mortgages in April 2009. This mortgage product is designed to assist borrowers with Freddie Mac-owned mortgages who are current on their mortgage payments but who have been unable to refinance due to declining property values and tightening credit terms. Second, we announced our support for the Home Affordable Modification program, which began in March 2009 and is designed to help more at-risk borrowers stay in their homes by lowering their monthly payments. As part of our support for this program, we have directed our servicers to ensure that every possible effort is made to achieve a successful workout for delinquent borrowers through the new Home Affordable Modification program or Freddie Mac’s other workout options before completing a foreclosure.

•	Effective March 13, 2009, David M. Moffett resigned from his position as Chief Executive Officer and as a member of our Board of Directors, John A. Koskinen, previously our non-executive Chairman of the Board, was appointed Interim Chief Executive Officer and Robert R. Glauber was appointed interim non-executive Chairman of the Board. Mr. Koskinen will also be performing the functions of principal financial officer on an interim basis following the death of David Kellermann, our Acting Chief Financial Officer, on April 22, 2009. Mr. Moffett has agreed to return to the company temporarily as a consultant to Mr. Koskinen to provide advice and assistance in connection with Mr. Koskinen’s functioning as principal financial officer. In addition, the Board is working to appoint a permanent Chief Executive Officer and a permanent Chief Financial Officer. Following the appointment of a Chief Executive Officer, the Board expects that Mr. Koskinen will return to the position of non-executive Chairman of the Board.

•	On March 18, 2009, the Federal Reserve announced that it was increasing its planned purchases of (i) our direct obligations and those of Fannie Mae and the FHLBs from $100 billion to $200 billion and (ii) mortgage-related securities issued by us, Fannie Mae and Ginnie Mae from $500 billion to $1.25 trillion. According to information provided by the Federal Reserve, it held $24.9 billion of our direct obligations and had net purchases of $163.1 billion of our mortgage-related securities under this program as of April 29, 2009.

•	According to information provided by Treasury, it held $124.3 billion of mortgage-related securities issued by us and Fannie Mae as of March 31, 2009 under the purchase program it announced in September 2008.

•	On March 31, 2009, we received $30.8 billion in funding from Treasury under the Purchase Agreement, which increased the aggregate liquidation preference of the senior preferred stock to $45.6 billion as of that date. On such date, we also paid dividends of $370 million in cash on the senior preferred stock to Treasury for the first quarter of 2009 at the direction of the Conservator.

•	On April 28, 2009, the Obama Administration announced the details of its effort under the MHA Program to achieve greater affordability for homeowners by lowering payments on their second mortgages. This program provides for the modification or extinguishment of junior liens in cases in which the first mortgage has been modified under the MHA Program, and includes incentive payments to servicers and borrowers, as well as compensation to investors under certain circumstances. Incentive fees to a borrower whose junior mortgage has been modified are expected to take the form of reduction of the outstanding principal amount of that borrower’s first mortgage. It is possible, but not certain, that we will have to pay these fees by reducing the outstanding principal of first mortgages that we own or guarantee. We directly own or guarantee an immaterial amount of second mortgages. We are still evaluating the potential impact of the program on first mortgages within our single-family mortgage portfolio.

In addition, on May 6, 2009, FHFA, acting on our behalf in its capacity as Conservator, and Treasury amended the Purchase Agreement. The principal changes to the Purchase Agreement effected by the amendment are as follows:

•	Treasury’s funding commitment under the Purchase Agreement has been increased from $100 billion to $200 billion;

•	The limit on the size of our mortgage-related investments portfolio as of December 31, 2009 has been increased from $850 billion to $900 billion;

97	Freddie Mac

•	The limit on our aggregate indebtedness and the method of calculating such limit have been revised. As amended, without the prior written consent of Treasury, we may not incur indebtedness that would result in our aggregate indebtedness exceeding (i) through and including December 30, 2010, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31, 2009 and (ii) beginning on December 31, 2010, and through and including December 30, 2011, and each year thereafter, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31 of the immediately preceding calendar year. We previously had been prohibited from incurring indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008, calculated based primarily on the carrying value of our indebtedness as reflected on our GAAP balance sheet;

•	The category of persons covered by the executive compensation restrictions has been expanded. As amended, we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) or other executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. This requirement had previously only applied to our named executive officers; and

•	The definition of “indebtedness” in the Purchase Agreement has been revised to provide that “indebtedness” is determined without giving effect to any change that may be made in respect of SFAS 140 or any similar accounting standard.

To address our deficit in net worth as of March 31, 2009, FHFA has submitted a draw request, on our behalf to Treasury under the Purchase Agreement in the amount of $6.1 billion. We expect to receive these funds by June 30, 2009. Upon funding of the $6.1 billion draw request:

•	the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $45.6 billion to $51.7 billion;

•	the corresponding annual cash dividends payable to Treasury will increase to $5.2 billion, which exceeds our annual historical earnings in most periods; and

•	the amount remaining under Treasury’s announced funding commitment will be $149.3 billion, which does not include the initial liquidation preference of $1 billion reflecting the cost of the initial funding commitment (as no cash was received).

Our annual dividend obligation on the senior preferred stock exceeds our annual historical earnings in most periods, and will contribute to increasingly negative cash flows in future periods, if we pay the dividends in cash. In addition, the continuing deterioration in the financial and housing markets and further net losses in accordance with GAAP will make it more likely that we will continue to have additional draws under the Purchase Agreement in future periods, which will make it more difficult to pay senior preferred dividends in cash in the future. Additional draws would also diminish the amount of Treasury’s remaining commitment available to us under the Purchase Agreement. As a result of additional draws and other factors, a) our cash flow from operations and earnings will likely be negative for the foreseeable future, b) there is significant uncertainty as to our long-term financial sustainability, and c) there are likely to be significant changes to our capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We also receive substantial support from the Federal Reserve. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Our business objectives and strategies have in some cases been altered since we entered into conservatorship, and may continue to change. Based on our Charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

Given the important role our Conservator and the Obama Administration have placed on Freddie Mac in addressing housing and mortgage market conditions, we will be required to take actions that could have a negative impact on our business, operating results or financial condition. There are also other actions being contemplated by

98	Freddie Mac

Congress, such as legislation that would provide bankruptcy judges the ability to lower the principal amount or interest rate, or both, on mortgage loans in bankruptcy proceedings, that are likely to increase credit losses.

These efforts are intended to help struggling homeowners and the mortgage market and may help to mitigate credit losses, but some of them are expected to have an adverse impact on our future financial results. As a result, we will, in some cases, sacrifice the objectives of reducing the need to draw funds from Treasury and returning to long-term profitability as we provide this assistance. Because we expect many of these objectives and initiatives will result in significant costs, and the extent to which we will be compensated or receive additional support for implementation of these objectives and initiatives is unclear, there is significant uncertainty as to the ultimate impact they will have on our future capital or liquidity needs. However, we believe that the increased level of support provided by Treasury and FHFA, as described above, is sufficient in the near-term to ensure we have adequate capital and liquidity to continue to conduct our normal business activities. Management is in the process of identifying and considering various actions that could be taken to reduce the significant uncertainties surrounding the business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited based on market conditions and other factors. Any actions we take related to the uncertainties surrounding our business and future draws will likely require approval by FHFA and Treasury before they are implemented. In addition, FHFA, Treasury or Congress may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions.

Our implementation of the MHA Program requires us, in some cases, to modify loans when default is imminent even though the borrower’s mortgage payments are current. In our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Annual Report, we disclosed the possibility that, if current loans were modified and were purchased from PC pools under this program, our guarantee might not be eligible for an exception from derivative accounting under SFAS 133, thereby requiring us to account for our guarantee as a derivative instrument. In April, we obtained confirmation from regulatory authorities of an interpretation that modifications of currently performing loans where default is reasonably foreseeable will not alter our ability to apply the exception from derivative accounting under SFAS 133. As a result, we will not recognize any pre-tax charge relating to the initial impact of accounting for our guarantee as a derivative. For a further discussion of this issue, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report.

For more information on the terms of the conservatorship, the powers of our Conservator and certain of the initiatives, programs and agreements described above, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report.

Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and those of our subsidiaries, and should be read in conjunction with the audited consolidated financial statements and related notes included in our 2008 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with our delegation of authority. These unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information. Certain financial information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements in conformity with GAAP.

Net loss includes certain adjustments to correct immaterial errors related to previously reported periods.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparation of the financial statements, including, but not limited to, valuation of financial instruments and other assets and liabilities, amortization of assets and liabilities, allowance for loan losses and reserves for guarantee losses, assessing impairments and subsequent accretion of impairments on investments, and assessing the realizability of deferred tax assets, net. Actual results could be different from these estimates.

99	Freddie Mac

Change in Accounting Principles

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

On January 1, 2009, we retrospectively adopted FSP EITF 03-6-1. The guidance in this FSP applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our adoption of this FSP did not have a material impact on our consolidated financial statements.

Noncontrolling Interests

We adopted SFAS 160 on January 1, 2009. After adoption, noncontrolling interests (referred to as a minority interest prior to adoption) are classified within equity (deficit), a change from their previous classification between liabilities and stockholders’ equity (deficit). Income (loss) attributable to noncontrolling interests is included in net loss, although such income (loss) continues to be deducted to measure earnings per share. SFAS 160 also requires retrospective application of expanded presentation and disclosure requirements. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

We adopted SFAS 161 on January 1, 2009. This statement amends and expands the disclosure provisions in SFAS 133. It requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of SFAS 161 enhanced our disclosures of derivatives instruments and hedging activities in “NOTE 10: DERIVATIVES” but had no impact on our consolidated financial statements.

Recently Issued Accounting Standards, Not Yet Adopted

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and Consolidation of VIEs

In April 2008, the FASB voted to eliminate QSPEs from the guidance in SFAS 140. The FASB has also proposed revisions to the consolidation model prescribed by FIN 46(R) to accommodate the removal of the scope exemption applicable to QSPEs. While the revised standards have not been finalized and the FASB’s proposals were subject to a public comment period through November 14, 2008, these changes, if approved as proposed, are expected to have a significant impact on our consolidated financial statements. If the FASB adopts the changes as proposed, we would be required to consolidate our PC trusts in our financial statements, which could have a significant impact on our net worth. Implementation of these proposed changes would require significant operational and systems changes. Depending on the implementation date ultimately required by FASB, it may be difficult or impossible for us to make all such changes in a controlled manner by the effective date. These proposed revisions could be effective as early as January 2010.

Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities

In April 2009, the FASB issued two FSPs to provide additional application guidance regarding fair value measurements and impairments of securities. FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157. FSP FAS 115-2 and FAS 124-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.

Determining Whether a Market Is Not Active and a Transaction Is Not Distressed

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activities for a financial asset or liability. The FASB emphasized that the guidance will not change the objective of fair value measurement, which is to reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 will be effective and prospectively applied by us in the second quarter of 2009. We do not expect the adoption of this FSP to have a material impact on our consolidated financial statements.

100	Freddie Mac

Change in the Impairment Model for Debt Securities

FSP FAS 115-2 and FAS 124-2 amends the recognition, measurement and presentation of other-than-temporary impairment for debt securities and is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. This FSP changes (a) the method for determining whether an other-than-temporary impairment exists, and (b) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will assess its intent to sell or the likelihood of selling the security prior to its anticipated recovery. In addition, a determination must be made if a credit loss exists for securities that an entity does not intend to sell and does not have the likelihood of selling before the anticipated recovery. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery. The amount of other-than-temporary impairment related to intent to sell and credit losses, discussed above, will be recognized in earnings. The amount of other-than-temporary impairment related to all other factors will be recognized in AOCI. FSP FAS 115-2 and FAS 124-2 will be effective and applied prospectively by us in the second quarter of 2009. The cumulative effect of initially applying this FSP will be recognized as an adjustment to the opening balance of retained earnings with a corresponding adjustment to AOCI. We have not yet determined the impact on our consolidated financial statements of adoption of this FSP.

NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED
INTERESTS IN MORTGAGE-RELATED ASSETS

Financial Guarantees

As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” in our 2008 Annual Report, we securitize substantially all the single-family mortgage loans we have purchased and issue securities which we guarantee. We also enter into other financial agreements, including credit enhancements on mortgage-related assets and derivative transactions, which also give rise to financial guarantees. Table 2.1 below presents our maximum potential amount of future payments, our recognized liability and the maximum remaining term of these guarantees.

Table 2.1 — Financial Guarantees

	March 31, 2009			December 31, 2008
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Guaranteed PCs and Structured Securities	$1,816,454	$11,168	43	$1,807,553	$11,480	44
Other mortgage-related guarantees	18,366	591	39	19,685	618	39
Liquidity guarantees	12,389	—	43	12,260	—	44
Derivative instruments	70,004	408	34	39,488	111	34
Servicing-related premium guarantees	122	—	5	63	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, the amounts are also included within the maximum exposure of guaranteed PCs and Structured Securities.

Guaranteed PCs and Structured Securities

We guarantee the payment of principal and interest on issued PCs and Structured Securities that are backed by pools of mortgage loans. Most of the guarantees we provide meet the definition of a derivative under SFAS 133; however, most of these guarantees also qualify for a scope exemption for financial guarantee contracts in SFAS 133. For guarantees that meet the scope exemption, we initially account for the guarantee obligation at estimated fair value and subsequently amortize the obligation into earnings. If we determine that our guarantee does not qualify for the scope exemption, we account for it as a derivative with changes in fair value reflected in current period earnings.

We issued approximately $104 billion and $113 billion of PCs and Structured Securities backed by single-family mortgage loans during the three months ended March 31, 2009 and 2008, respectively. We also issued approximately $125 million and $— million of PCs and Structured Securities backed by multifamily mortgage loans during the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, we had $1,816.5 billion and $1,807.6 billion of issued PCs and Structured Securities, of which $455.4 billion and $424.5 billion, respectively, were held as investments in mortgage-related securities on our consolidated balance sheets. The vast majority of these PCs and Structured Securities were issued in securitizations accounted for in accordance with FIN 45 at the time of issuance. The assets that underlie issued PCs and Structured Securities as of March 31, 2009 consisted of approximately $1,783.0 billion in unpaid principal balance of mortgage loans or mortgage-related

101	Freddie Mac

securities and $33.5 billion of cash and short-term investments, which we invest on behalf of the PC trusts until the time of payment to PC investors. There were $1,822.9 billion and $1,800.6 billion at March 31, 2009 and December 31, 2008, respectively, of securities we issued in resecuritization of our PCs and other previously issued Structured Securities. These restructured securities do not increase our credit-related exposure and consist of single-class and multi-class Structured Securities backed by PCs, REMICs, interest-only strips, and principal-only strips.

Our guarantee obligation represents the recognized liability associated with our guarantee of PCs and Structured Securities net of cumulative amortization. Upon adoption of SFAS 157 on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by FIN 45, as amended by SFAS 157. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received in the related securitization transaction. In addition to our guarantee obligation, we recognized a reserve for guarantee losses on PCs that totaled $21.8 billion and $14.9 billion at March 31, 2009 and December 31, 2008, respectively. At inception of an executed guarantee, we recognize a guarantee obligation at fair value. Subsequently, we amortize our guarantee obligation under the static effective yield method. For more information on the static effective yield method, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report. In the first quarter of 2009, we enhanced our methodology for evaluating significant changes in economic events to be more in line with the current economic environment and to monitor the rate of amortization on our guarantee obligation so that it remains reflective of our expected duration of losses. However, we determine the fair value of our guarantee obligation for disclosure purposes as discussed in “NOTE 14: FAIR VALUE DISCLOSURES.”

Other Mortgage-Related Guarantees

We provide long-term stand-by commitments to certain of our customers, which obligate us to purchase delinquent loans that are covered by those agreements. These non-securitized financial guarantees totaled $9.2 billion and $10.6 billion at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, several of these agreements were amended at the request of the counterparties to permit a significant portion of the performing loans previously covered by the long-term standby commitments to be securitized as PCs or Structured Transactions, which totaled $0.9 billion and $5.1 billion, respectively, in issuances of these securities in these periods. We also had outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties of $9.2 billion at both March 31, 2009 and December 31, 2008.

Liquidity Guarantees

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require our repurchase of any tendered tax-exempt and related taxable pass-through certificates and housing revenue bonds that are unable to be remarketed. Any repurchased securities would be pledged to us to secure funding until the time when the securities could be remarketed. We hold cash and cash equivalents on our consolidated balance sheets in excess of the amount of these commitments. No liquidity guarantee advances were outstanding at March 31, 2009 and December 31, 2008.

Derivative Instruments

Derivative instruments primarily include written options, written swaptions, interest-rate swap guarantees and guarantees of stated final maturity Structured Securities. Derivative instruments also include short-term default and other guarantee commitments that we account for as derivatives.

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at March 31, 2009 and December 31, 2008.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at March 31, 2009 and December 31, 2008.

102	Freddie Mac

Retained Interests in Securitization Transactions

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

Our exposure to credit losses on the loans underlying our retained securitization interests and our guarantee asset is recorded within our reserve for guarantee losses on PCs and as a component of our guarantee obligation, respectively. For additional information regarding our delinquencies and credit losses on mortgage loans both on our consolidated balance sheet and underlying our PCs and Structured Securities, see “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES.” Table 2.2 below presents the carrying values of our retained interests in securitization transactions as of March 31, 2009 and December 31, 2008, respectively.

Table 2.2 — Carrying Value of Retained Interests

	March 31,	December 31,
	2009	2008
	(in millions)

Retained interests, mortgage-related securities(1)	$96,326	$98,307
Retained interests, guarantee asset(2)	$5,026	$4,847

(1)	We estimate the fair value of retained interests in mortgage-related securities based on independent price quotes obtained from third-party pricing services or dealer provided prices.
(2)	We estimate the fair value of the guarantee asset using third-party market data as practicable. For fixed-rate loan products, the valuation approach involves obtaining dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. This effectively equates the guarantee asset with current, or “spot,” market values for excess servicing interest-only securities. For the remaining interests, which relate to adjustable-rate mortgage products, the fair value is determined using an expected cash flow approach.

The fair values at the time of securitization and subsequent fair value measurements at the end of a period were primarily estimated using third-party information. Consequently, we derived the assumptions presented in Table 2.3 by determining those implied by our valuation estimates, with the IRRs adjusted where necessary to align our internal models with estimated fair values determined using third-party information. However, prepayment rates are presented based on our internal models and have not been similarly adjusted. Table 2.3 presents our estimates of the key assumptions used to derive the fair value measurement that relates solely to our guarantee asset on financial guarantees of single-family loans. These represent the average assumptions used both at the end of the period as well as the valuation assumptions at guarantee issuance during each quarterly period presented on a combined basis.

Table 2.3 — Key Assumptions Used in Measuring the Fair Value of Guarantee Asset(1)

	For the Three Months
	Ended March 31,
Mean Valuation Assumptions	2009	2008

IRRs(2)	19.3%	9.5%
Prepayment rates(3)	30.6%	17.9%
Weighted average lives (years)	2.7	4.7

(1)	Estimates based solely on valuations of our guarantee asset associated with single-family loans, which represent approximately 95% of the total guarantee asset.
(2)	IRR assumptions represent an unpaid principal balance weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on unpaid principal balances.

Gains and Losses on Transfers of PCs and Structured Securities that are Accounted for as Sales

The gain or loss on a securitization that qualifies as a sale is determined, in part, on the carrying amounts of the financial assets sold. The carrying amounts of the assets sold are allocated between those sold to third parties and those held as retained interests based on their relative fair value at the date of sale. We recognized net pre-tax gains (losses) on transfers of mortgage loans, PCs and Structured Securities that were accounted for as sales under SFAS 140 of approximately $194 million and $91 million for the three months ended March 31, 2009 and 2008, respectively.

Credit Protection and Other Forms of Credit Enhancement

In connection with our PCs, Structured Securities and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancements. At March 31, 2009 and December 31, 2008, we recorded $721 million and $764 million, respectively, within other assets on our consolidated balance sheets related to these credit enhancements on securitized mortgages. Table 2.4 presents the maximum amounts of potential loss recovery by type of credit protection.

103	Freddie Mac

Table 2.4 — Credit Protection and Other Forms of Recourse(1)

	March 31, 2009	December 31,2008

PCs and Structured Securities:
Single-family:
Primary mortgage insurance	$58,179	$59,388
Lender recourse and indemnifications	10,526	11,047
Pool insurance	3,716	3,768
Other credit enhancements	458	475
Multifamily:
Credit enhancements	3,111	3,261
Structured Securities backed by Ginnie Mae Certificates(2)	1,055	1,089

(1)	Exclude credit enhancements related to Structured Transactions, which had unpaid principal balances that totaled $23.5 billion and $24.4 billion at March 31, 2009 and December 31, 2008, respectively.
(2)	Ginnie Mae Certificates are backed by the full faith and credit of the U.S. government.

We also have credit protection for certain of our PCs, Structured Securities and Structured Transactions that are backed by loans or certificates of federal agencies (such as FHA, VA and Ginnie Mae). The total unpaid principal balance of these securities backed by loans guaranteed by federal agencies totaled $4.2 billion and $4.4 billion as of March 31, 2009 and December 31, 2008, respectively. Additionally, certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At March 31, 2009 and December 31, 2008, the unpaid principal balance of Structured Transactions with subordination coverage was $5.1 billion and $5.3 billion, respectively, and the average subordination coverage on these securities was 19% of the balance as of each date.

Trust Management Income (expense)

Effective December 2007, we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. We receive trust management income, which represents the fees we earn as master servicer, issuer, trustee and securities administrator for our issued PCs and Structured Securities. These fees are derived from interest earned on principal and interest cash flows held in the trust between the time funds are remitted to the trust by servicers and the date of distribution to our PC and Structured Securities holders. The trust management income is offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We must also indemnify the trust for any investment losses that are incurred in our role as the securities administrator for the trust.

NOTE 3: VARIABLE INTEREST ENTITIES

We are a party to numerous entities that are considered to be VIEs. Our investments in VIEs include LIHTC partnerships and certain Structured Securities transactions. In addition, we buy the highly-rated senior securities in non-mortgage-related, asset-backed investment trusts that are VIEs. Highly-rated senior securities issued by these securitization trusts are not designed to absorb a significant portion of the variability created by the assets/collateral in the trusts. Our investments in these securities do not represent a significant variable interest in the securitization trusts as the securities issued by these trusts are not designed to absorb a significant portion of the variability in the trust. Accordingly, we do not consolidate these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” in our 2008 Annual Report for further information regarding the consolidation practices of our VIEs.

LIHTC Partnerships

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. The LIHTC partnerships invest as limited partners in lower-tier partnerships, which own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal tax credits. Most of these LIHTC partnerships are VIEs. A general partner operates the partnership, identifying investments and obtaining debt financing as needed to finance partnership activities. There were no third-party credit enhancements of our LIHTC investments at March 31, 2009 and December 31, 2008. Although these partnerships generate operating losses, we realize a return on our investment through reductions in income tax expense that result from tax credits. The partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. The investments in LIHTC partnerships, in which we were either the primary beneficiary or had a significant variable interest, were made between 1989 and 2007. At March 31, 2009 and December 31, 2008, we did not guarantee any obligations of these LIHTC partnerships and our exposure was limited to the amount of our investment. The potential exists that we may not be able to utilize some previously taken or future tax credits. See “NOTE 12: INCOME TAXES” for additional information regarding our partial valuation allowance against our deferred tax assets, net. At March 31, 2009 and December 31, 2008, we were the primary beneficiary of investments in six partnerships and we consolidated these

104	Freddie Mac

investments. The investors in the obligations of the consolidated LIHTC partnerships have recourse only to the assets of those VIEs and do not have recourse to us. In addition, the assets of each partnership can be used only to settle obligations of that partnership.

Consolidated VIEs

Table 3.1 represents the carrying amounts and classification of the consolidated assets and liabilities of VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	March 31, 2009	December 31, 2008
	(in millions)

Cash and cash equivalents	$22	$12
Accounts and other receivables, net	138	137

Total assets of consolidated VIEs	$160	$149

Other liabilities	$38	$34

Total liabilities of consolidated VIEs	$38	$34

VIEs Not Consolidated

LIHTC Partnerships

At March 31, 2009 and December 31, 2008, we had unconsolidated investments in 188 and 189 LIHTC partnerships, respectively, in which we had a significant variable interest. The size of these partnerships at both March 31, 2009 and December 31, 2008, as measured in total assets, was $10.5 billion. These partnerships are accounted for using the equity method, as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report. Our equity investments in these partnerships were $3.2 billion and $3.3 billion as of March 31, 2009 and December 31, 2008, respectively, and are included in low-income housing tax credit partnerships equity investments on our consolidated balance sheets. As a limited partner, our maximum exposure to loss equals the undiscounted book value of our equity investment. At both March 31, 2009 and December 31, 2008, our maximum exposure to loss on unconsolidated LIHTC partnerships, in which we had a significant variable interest, was $3.3 billion. Our investments in unconsolidated LIHTC partnerships are funded through non-recourse non-interest bearing notes payable recorded within other liabilities on our consolidated balance sheets. We had $294 million and $347 million of these notes payable outstanding at March 31, 2009 and December 31, 2008.

Table 3.2 — Significant Variable Interests in LIHTC Partnerships

	March 31, 2009	December 31, 2008
	(in millions)

Maximum exposure to loss	$3,251	$3,336
Non-recourse non-interest bearing notes payable, net	294	347

105	Freddie Mac

NOTE 4: INVESTMENTS IN SECURITIES

Table 4.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 4.1 — Available-For-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(in millions)
March 31, 2009

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$259,230	$9,233	$(2,791)	$265,672
Subprime	63,693	13	(17,531)	46,175
Commercial mortgage-backed securities	63,703	1	(17,020)	46,684
MTA	10,851	35	(4,328)	6,558
Alt-A and other	17,482	30	(5,616)	11,896
Fannie Mae	39,732	1,045	(21)	40,756
Obligations of states and political subdivisions	12,747	14	(1,077)	11,684
Manufactured housing	891	12	(182)	721
Ginnie Mae	375	22	—	397

Total mortgage-related securities	468,704	10,405	(48,566)	430,543

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	7,401	213	—	7,614

Total non-mortgage-related securities	7,401	213	—	7,614

Total available-for-sale securities	$476,105	$10,618	$(48,566)	$438,157

December 31, 2008

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
Commercial mortgage-backed securities	64,214	2	(14,716)	49,500
MTA	12,117	—	(4,739)	7,378
Alt-A and other	20,032	11	(6,787)	13,256
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total mortgage-related securities	493,971	7,061	(50,928)	450,104

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	8,788	6	—	8,794

Total non-mortgage-related securities	8,788	6	—	8,794

Total available-for-sale securities	$502,759	$7,067	$(50,928)	$458,898

106	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 4.2 shows the fair value of available-for-sale securities in a gross unrealized loss position and whether they have been in that position less than 12 months or 12 months or greater.

Table 4.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 months		12 months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
March 31, 2009

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$5,217	$(161)	$12,010	$(2,630)	$17,227	$(2,791)
Subprime	3,657	(1,178)	35,946	(16,353)	39,603	(17,531)
Commercial mortgage-backed securities	9,277	(3,933)	37,254	(13,087)	46,531	(17,020)
MTA	4,749	(2,947)	807	(1,381)	5,556	(4,328)
Alt-A and other	4,007	(1,350)	5,912	(4,266)	9,919	(5,616)
Fannie Mae	2,020	(14)	306	(7)	2,326	(21)
Obligations of states and political subdivisions	1,857	(48)	8,440	(1,029)	10,297	(1,077)
Manufactured housing	464	(120)	80	(62)	544	(182)
Ginnie Mae	14	—	—	—	14	—

Total mortgage-related securities	31,262	(9,751)	100,755	(38,815)	132,017	(48,566)

Total available-for-sale securities in a gross unrealized loss position	$31,262	$(9,751)	$100,755	$(38,815)	$132,017	$(48,566)

December 31, 2008

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$14,423	$(425)	$15,466	$(2,496)	$29,889	$(2,921)
Subprime	3,040	(862)	46,585	(18,283)	49,625	(19,145)
Commercial mortgage-backed securities	24,783	(8,226)	24,479	(6,490)	49,262	(14,716)
MTA	4,186	(2,919)	1,299	(1,820)	5,485	(4,739)
Alt-A and other	3,444	(1,526)	7,159	(5,261)	10,603	(6,787)
Fannie Mae	5,977	(75)	971	(13)	6,948	(88)
Obligations of states and political subdivisions	5,302	(743)	5,077	(1,606)	10,379	(2,349)
Manufactured housing	498	(110)	73	(73)	571	(183)
Ginnie Mae	18	—	1	—	19	—

Total mortgage-related securities	61,671	(14,886)	101,110	(36,042)	162,781	(50,928)

Total available-for-sale securities in a gross unrealized loss position	$61,671	$(14,886)	$101,110	$(36,042)	$162,781	$(50,928)

At March 31, 2009, gross unrealized losses on available-for-sale securities were $48.6 billion, as noted in Table 4.2. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security are in an unrealized loss position, depending upon the amortized cost of the specific lot.

Evaluation of Other-Than-Temporary Impairments

The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. Important factors include the length of time and extent to which the fair value of the security has been less than the book value; the impact of changes in credit ratings (i.e., rating agency downgrades); our ability and intent to retain the security in order to allow for a recovery of the unrealized losses; loan level default modeling; and an analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics) that also underlies the other impairment factors mentioned above, and we qualitatively consider available information when assessing whether an impairment is other-than-temporary. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. We consider available information in determining the recovery period and anticipated holding periods for our available-for-sale securities. An important underlying factor we consider in determining the period to recover unrealized losses on our available-for-sale securities is the estimated life of the security. Since our available-for-sale securities are prepayable, the average life is typically far shorter than the contractual maturity. Based on the results of this evaluation, if it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value, and a loss is recognized through earnings.

107	Freddie Mac

Freddie Mac and Fannie Mae securities

These securities generally fit into one of two categories:

Unseasoned Securities — These securities are utilized for resecuritization transactions. We frequently resecuritize agency securities, typically unseasoned pass-through securities. In these resecuritization transactions, we typically retain an interest representing a majority of the cash flows, but consider the resecuritization to be a sale of all of the securities for purposes of assessing if an impairment is other-than-temporary. As these securities have generally been recently acquired, they generally have coupon rates and prices close to par. Consequently, any decline in the fair value of these agency securities is relatively small and could be recovered easily. We expect that the recovery period would be in the near term. Notwithstanding this, we recognize other-than-temporary impairments on any of these securities that are likely to be sold. This population is identified based on our expectations of resecuritization volume and our eligible collateral. If any of the securities identified as likely to be sold are in a loss position, other-than-temporary impairment is recorded as we do not have the intent to hold such securities to recovery. Any additional losses realized upon sale result from further declines in fair value subsequent to the balance sheet date. For securities not likely to be sold, we expect to recover any unrealized losses by holding them to recovery.

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

Non-Agency Mortgage-Related Securities

Securities Backed by Subprime, MTA, Alt-A and Other Loans

We believe the unrealized losses on our non-agency mortgage-related securities are a result of poor underlying collateral performance and decreased liquidity and larger risk premiums. With the exception of the other-than-temporarily impaired securities discussed below, we have not identified any securities that were probable of incurring a contractual principal or interest loss at March 31, 2009. As such, and based on our ability and intent to hold these securities for a period of time sufficient to recover all unrealized losses, we have concluded that the impairment of these securities is temporary.

We consider securities to be other-than-temporarily impaired when future losses are deemed probable based on the loan level default modeling and analysis of underlying collateral performance together with credit ratings and market prices as described below.

Our review of the securities backed by subprime loans, MTA, Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, ratings, security prices and credit default swap levels traded on the insurers. We consider loan level information including estimated LTV ratios, credit scores, based on FICO credit scores, geographic concentrations and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

In evaluating our non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade, had decreased since acquisition and had decreased between the latest balance sheet date and the release of these financial statements. Although the ratings have declined, the ratings themselves have not been determinative that a loss is probable. According to S&P, a security may withstand up to 115% of S&P’s base case loss assumptions and still receive a BB, or below investment grade, rating. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since March 31, 2009.

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is possible that, under certain conditions (especially given the current economic environment), defaults and loss severities on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our subordination and

108	Freddie Mac

credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were probable as of March 31, 2009.

In addition, we considered any significant changes in fair value since March 31, 2009 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, received greater weight.

Commercial Mortgage-Backed Securities

We perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. We believe the declines in fair value are attributable to the deterioration of liquidity and larger risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets and not to the performance of the underlying collateral supporting the securities. A significant majority of these securities were AAA-rated at March 31, 2009. Though delinquencies for commercial mortgage-backed securities have increased, the credit enhancement of these bonds is sufficient to cover the expected losses on them. Since we generally hold these securities to maturity, we have concluded that we have the ability and intent to hold these securities to recovery of the unrealized losses.

Obligations of States and Political Subdivisions

These investments consist of mortgage revenue bonds. The unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates and liquidity and risk premiums. We have concluded that the impairment of these securities is temporary based on our ability and intent to hold these securities until recovery of the unrealized losses, the extent and duration of the decline in fair value relative to the amortized cost as well as a lack of any other facts or circumstances to suggest that the decline was other-than-temporary. The issuer guarantees related to these securities have led us to conclude that any credit risk is minimal.

Other-Than-Temporary Impairments on Available-For-Sale Securities

Table 4.3 summarizes our other-than-temporary impairments recorded by security type and the duration of the unrealized loss prior to impairment of less than 12 months or 12 months or greater.

Table 4.3 — Other-Than-Temporary Impairments on Mortgage-Related Securities Recorded by Gross Unrealized Loss Position

	Gross Unrealized Loss Position
	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Less than	12 Months		Less than	12 Months
	12 Months	or Greater	Total	12 Months	or Greater	Total
	(in millions)

Mortgage-related securities:(1)
Subprime	$(247)	$(3,850)	$(4,097)	$—	$—	$—
MTA	(118)	(899)	(1,017)	—	—	—
Alt-A and other	(209)	(1,633)	(1,842)	—	—	—
Obligations of states and political subdivisions	—	—	—	(59)	(10)	(69)
Manufactured housing	—	—	—	(2)	—	(2)

Total other-than-temporary impairments on mortgage-related securities	$(574)	$(6,382)	$(6,956)	$(61)	$(10)	$(71)

(1)	Represents securities of private-label or non-agency issuers.

During the first quarter of 2009, we recorded other-than-temporary impairments related to investments in mortgage-related securities of approximately $6.9 billion related to non-agency securities backed by subprime, MTA, Alt-A and other loans, due to the combination of a more pessimistic view of future performance due to the economic environment and poor performance of the collateral underlying these securities. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the probable impairment loss required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. As of March 31, 2009, we have recognized an aggregate of $23.4 billion of impairment losses on non-agency mortgage-related securities backed by subprime, MTA, Alt-A and other loans since the second quarter of 2008, of which $13.8 billion is expected to be recovered. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment

109	Freddie Mac

Model for Debt Securities” for information on how other-than-temporary impairments will be recorded on our financial statements commencing in the second quarter of 2009. Contributing to the impairments recognized during the first quarter of 2009 were certain credit enhancements related to primary monoline bond insurance provided by two monoline insurers on individual securities in an unrealized loss position, for which we have determined that it is probable a principal and interest shortfall will occur, and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. To date, we have recognized impairment losses on non-agency mortgage-related securities backed by four monoline insurers. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investments portfolio as well as our non-mortgage-related investments portfolio. The recent deterioration has not impacted our ability and intent to hold these securities to recovery of the unrealized losses. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2008 Annual Report for information regarding our policy on accretion of impairments.

We also recognized impairment charges of $0.2 billion during the first quarter of 2009 related to our available-for-sale non-mortgage-related asset-backed securities, as we could not assert the positive intent and ability to hold these securities to recovery of the unrealized losses. The decision to impair these securities is consistent with our consideration of sales of securities from the cash and other investments portfolio as a contingent source of liquidity. We do not expect any contractual cash shortfalls related to these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” for information on how other-than-temporary impairments will be recorded on our financial statements commencing in the second quarter of 2009.

During the first quarter of 2008, security impairments included $68 million in mortgage-related securities impairments attributed to $1.3 billion of obligations of states and political subdivisions in an unrealized loss position that we did not have the intent to hold to a forecasted recovery.

Realized Gains and Losses on Available-For-Sale Securities

Table 4.4 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 4.4 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Gross Realized Gains
Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$47	$191
Fannie Mae	—	9
Obligations of states and political subdivisions	1	26

Total mortgage-related securities gross realized gains	48	226

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	5	—

Total non-mortgage-related securities gross realized gains	5	—

Gross realized gains	53	226

Gross Realized Losses
Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	(2)	(7)
Obligations of states and political subdivisions	—	(4)

Total mortgage-related securities gross realized losses	(2)	(11)

Gross realized losses	(2)	(11)

Net realized gains (losses)	$51	$215

AOCI, Net of Taxes, Related to Available-For-Sale Securities

Table 4.5 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding losses, net of tax, represents the net fair value adjustments recorded on available-for-sale securities throughout the quarter, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses (gains), net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory

110	Freddie Mac

tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

Table 4.5 — AOCI, Net of Taxes, Related to Available-For-Sale Securities

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Beginning balance	$(28,510)	$(7,040)
Adjustment to initially apply SFAS 159(1)	—	(854)
Net unrealized holding (losses), net of tax(2)	(757)	(10,374)
Net reclassification adjustment for net realized losses, net of tax(3)(4)	4,601	(93)

Ending balance	$(24,666)	$(18,361)

(1)	Net of tax benefit of $460 million for the three months ended March 31, 2008.
(2)	Net of tax benefit of $408 million and $5.6 billion for the three months ended March 31, 2009 and 2008, respectively.
(3)	Net of tax (expense) benefit of $2.5 billion and $(50) million for the three months ended March 31, 2009 and 2008, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $4.6 billion and $46 million, net of taxes, for the three months ended March 31, 2009 and 2008, respectively.

Trading Securities

Table 4.6 summarizes the estimated fair values by major security type for trading securities.

Table 4.6 — Trading Securities

	March 31, 2009	December 31, 2008
	(in millions)

Mortgage-related securities issued by:
Freddie Mac	$205,319	$158,822
Fannie Mae	54,500	31,309
Ginnie Mae	201	198
Other	29	32

Total trading securities that are mortgage-related securities	260,049	190,361

Non-mortgage-related securities:
Treasury Bills	3,995	—

Total trading securities that are non-mortgage-related securities	3,995	—

Total trading securities	$264,044	$190,361

For the three months ended March 31, 2009 and 2008, we recorded net unrealized gains (losses) on trading securities held at March 31, 2009 and 2008 of $1.9 billion and $962 million, respectively.

Total trading securities in our mortgage-related investments portfolio included $3.8 billion and $3.9 billion of SFAS 155 related assets as of March 31, 2009 and December 31, 2008, respectively. Gains (losses) on trading securities on our consolidated statements of operations included gains of $13 million and $359 million, related to these SFAS 155 trading securities for the three months ended March 31, 2009 and 2008, respectively.

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio as of December 31, 2009 may not exceed $900 billion, and must decline by 10% per year thereafter until it reaches $250 billion.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for reverse repurchase transactions and most derivative instruments, subject to collateral posting thresholds generally related to a counterparty’s credit rating. We had cash pledged to us related to derivative instruments of $3.1 billion and $4.3 billion at March 31, 2009 and December 31, 2008, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At March 31, 2009 and December 31, 2008, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at March 31, 2009 and December 31, 2008, we did not have securities pledged to us for reverse repurchase transactions that we had the right to repledge.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings, interest-rate swap agreements, futures and daily trade activities with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating.

111	Freddie Mac

As of March 31, 2009 and December 31, 2008, we had two uncommitted intraday lines of credit with third parties, both of which are secured, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs in connection with our use of the fed wire system. There were no borrowings against these two lines of credit at March 31, 2009 and December 31, 2008. In certain limited circumstances, the lines of credit agreements give the secured parties the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. See “NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS — Lending Agreement” for a discussion of our GSE Credit Facility. We pledge collateral to meet these requirements upon demand by the respective counterparty.

Table 4.7 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged as well as the related liability recorded on our balance sheet that caused the need to post collateral.

Table 4.7 — Collateral in the Form of Securities Pledged

	March 31, 2009	December 31, 2008
	(in millions)

Securities pledged with the ability of the secured party to repledge:
Available-for-sale securities	$20,552	$21,302
Securities pledged without the ability of the secured party to repledge:
Available-for-sale securities	1,704	1,050

Total securities pledged	$22,256	$22,352

Securities Pledged with the Ability of the Secured Party to Repledge

At March 31, 2009, we had securities pledged with the ability of the secured party to repledge of $20.6 billion, of which $19.9 billion is collateral posted in connection with our two uncommitted intraday lines of credit with third parties as discussed above. The remaining $0.7 billion of collateral was posted in connection with our futures transactions.

At December 31, 2008, we had securities pledged with the ability of the secured party to repledge of $21.3 billion, of which $20.7 billion is collateral posted in connection with our two uncommitted intraday lines of credit with third parties as discussed above. The remaining $0.6 billion of collateral was posted in connection with our futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At March 31, 2009 and December 31, 2008, we had securities pledged without the ability of the secured party to repledge of $1.7 billion and $1.1 billion, respectively, at a clearing house in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At March 31, 2009, we had pledged $7.4 billion of collateral in the form of cash of which $6.4 billion relates to our interest rate swap agreements as we had $7.0 billion of derivatives in a net loss position. The remaining $1.0 billion is posted at clearing houses in connection with our securities transactions.

At December 31, 2008, we had pledged $6.4 billion of collateral in the form of cash of which $5.8 billion relates to our interest rate swap agreements as we had $6.1 billion of derivatives in a net loss position. The remaining $0.6 billion is posted at clearing houses in connection with our securities transactions.

112	Freddie Mac

NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one-to-four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

Table 5.1 summarizes the types of loans on our balance sheets as of March 31, 2009 and December 31, 2008. These balances do not include mortgage loans underlying our guaranteed PCs and Structured Securities, since these are not consolidated on our balance sheets. See “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” for information on our securitized mortgage loans.

Table 5.1 — Mortgage Loans

	March 31, 2009	December 31, 2008
	(in millions)

Single-family:(1)
Conventional
Fixed-rate	$47,196	$35,070
Adjustable-rate	2,308	2,136

Total conventional	49,504	37,206
FHA/VA — Fixed-rate	688	548
U.S. Department of Agriculture Rural Development and other federally guaranteed loans	1,021	1,001

Total single-family	51,213	38,755

Multifamily(1):
Conventional
Fixed-rate	67,277	65,319
Adjustable-rate	8,453	7,399

Total conventional	75,730	72,718
U.S. Department of Agriculture Rural Development	3	3

Total multifamily	75,733	72,721

Total unpaid principal balance of mortgage loans	126,946	111,476

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(5,860)	(3,178)
Lower of cost or market adjustments on loans held-for-sale	(166)	(17)
Allowance for loan losses on mortgage loans held-for-investment	(840)	(690)

Total mortgage loans, net of allowance for loan losses	$120,080	$107,591

(1)	Based on unpaid principal balances and excluding mortgage loans traded, but not yet settled.

There were no transfers of held-for-sale mortgage loans to held-for-investment during the three months ended March 31, 2009 and three months ended March 31, 2008.

Loan Loss Reserves

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our balance sheet and a reserve for guarantee losses for mortgage loans that underlie guaranteed PCs and Structured Securities, collectively referred to as loan loss reserves. Loan loss reserves are generally established to provide for credit losses when it is probable that a loss has been incurred. For loans subject to SOP 03-3, loan loss reserves are only established when it becomes probable that we will be unable to collect all cash flows which we expected to collect when we acquired the loan. The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $22.4 billion and $0.3 billion, respectively, as of March 31, 2009.

113	Freddie Mac

Table 5.2 summarizes loan loss reserve activity.

Table 5.2 — Detail of Loan Loss Reserves

	Three Months Ended March 31,
	2009			2008
		Reserve for			Reserve for
	Allowance for	Guarantee	Total Loan	Allowance for	Guarantee	Total Loan
	Loan Losses	Losses on PCs	Loss Reserves	Loan Losses	Losses on PCs	Loss Reserves
	(in millions)

Beginning balance	$690	$14,928	$15,618	$256	$2,566	$2,822
Provision for credit losses	209	8,582	8,791	136	1,104	1,240
Charge-offs(1)	(118)	(1,210)	(1,328)	(123)	(175)	(298)
Recoveries(1)	59	295	354	87	48	135
Transfers, net(2)	—	(757)	(757)	—	(27)	(27)

Ending balance	$840	$21,838	$22,678	$356	$3,516	$3,872

(1)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our mortgage-related investments portfolio at the time of resolution. Charge-offs exclude $40 million and $157 million for the three months ended March 31, 2009 and 2008, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(2)	Consist primarily of: (a) approximately $323 million during the first quarter of 2009 related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses, (b) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with delinquent or modified loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase, and (c) amounts attributable to uncollectible interest on mortgage loans in our mortgage-related investments portfolio.

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

Total loan loss reserves, as presented in “Table 5.2 — Detail of Loan Loss Reserves,” consists of a specific valuation allowance related to impaired mortgage loans, which is presented in Table 5.3, and an additional reserve for other probable incurred losses, which totaled $22.4 billion and $15.5 billion at March 31, 2009 and December 31, 2008, respectively. Our recorded investment in impaired mortgage loans and the related valuation allowance are summarized in Table 5.3.

Table 5.3 — Impaired Loans

	March 31, 2009			December 31, 2008
	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related valuation allowance	$1,820	$(234)	$1,586	$1,126	$(125)	$1,001
No related valuation allowance(1)	9,801	—	9,801	8,528	—	8,528

Total	$11,621	$(234)	$11,387	$9,654	$(125)	$9,529

(1)	Impaired loans with no related valuation allowance primarily represent performing single-family troubled debt restructuring loans and those mortgage loans purchased out of PC pools and accounted for in accordance with SOP 03-3 that have not experienced further deterioration.

The average investment in impaired loans was $10.8 billion and $8.3 billion for the three months ended March 31, 2009 and for the three months ended March 31, 2008, respectively. The increase in impaired loans in 2009 is attributed to an increase in troubled debt restructurings, especially beginning in the fourth quarter of 2008.

Interest income foregone on impaired loans was approximately $56 million and $45 million for the three months ended March 31, 2009 and three months ended March 31, 2008, respectively.

Loans Acquired under Financial Guarantees

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our guarantees under certain circumstances to resolve an existing or impending delinquency or default. Our practice is to purchase and effectively liquidate the loans from pools when: (a) the loans are modified; (b) foreclosure transfers occur; (c) the loans have been delinquent for 24 months; or (d) the loans have been 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of

114	Freddie Mac

holding the non-performing mortgage in our mortgage-related investments portfolio. Loans purchased from PC pools that underlie our guarantees are recorded at the lesser of our acquisition cost or the loan’s fair value at the date of purchase. Our estimate of the fair value of loans purchased from PC pools is determined by obtaining indicative market prices from large, experienced dealers and using the median of these market prices to estimate the fair value. We recognize losses on loans purchased in our consolidated statements of operations if our net investment in the acquired loan is higher than its fair value.

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

Table 5.4 — Loans Acquired Under Financial Guarantees

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Contractual principal and interest payments at acquisition	$5,871	$510
Non-accretable difference	(596)	(22)

Cash flows expected to be collected at acquisition	5,275	488
Accretable balance	(3,226)	(137)

Initial investment in acquired loans at acquisition	$2,049	$351

	March 31, 2009	December 31, 2008
	(in millions)

Contractual balance of outstanding loans	$13,910	$9,522

Carrying amount of outstanding loans	$8,051	$6,345

While these loans are seriously delinquent, no amounts are accreted to interest income. Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized provision for credit losses related to these loans of $76 million and $3 million for the three months ended March 31, 2009 and 2008, respectively.

Table 5.5 provides changes in the accretable balance of loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 5.5 — Changes in Accretable Balance

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Beginning balance	$3,964	$2,407
Additions from new acquisitions	3,226	137
Accretion during the period	(124)	(77)
Reductions(1)	(48)	(225)
Change in estimated cash flows(2)	(71)	131
Reclassifications (to) from nonaccretable difference(3)	(267)	(124)

Ending balance	$6,680	$2,249

(1)	Represents the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to troubled debt restructurings or change in the prepayment assumptions of the related loans.
(3)	Represents the change in expected cash flows due to changes in credit quality or credit assumptions.

115	Freddie Mac

Delinquency Rates

Table 5.6 summarizes the delinquency performance for mortgage loans held on our consolidated balance sheets as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees and excludes that portion of Structured Securities backed by Ginnie Mae Certificates.

Table 5.6 — Delinquency Performance

	March 31, 2009	December 31, 2008

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	1.73%	1.26%
Total number of delinquent loans	174,350	127,569
Credit-enhanced portfolio(2)
Delinquency rate	4.85%	3.79%
Total number of delinquent loans	107,427	85,719
Total portfolio, excluding Structured Transactions
Delinquency rate	2.29%	1.72%
Total number of delinquent loans	281,777	213,288
Structured Transactions:(3)
Delinquency rate	8.41%	7.23%
Total number of delinquent loans	20,338	18,138
Total single-family portfolio:
Delinquency rate	2.41%	1.83%
Total number of delinquent loans	302,115	231,426
Multifamily:
Delinquency rate(4)	0.13%	0.03%
Net carrying value of delinquent loans (in millions)	$119	$30

(1)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excluding Structured Transactions.
(3)	Structured Transactions generally have underlying mortgage loans with higher risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on net carrying value of mortgages 90 days or more delinquent rather than on a unit basis, and includes multifamily Structured Transactions.

We have worked with our Conservator to, among other things, help distressed homeowners and we have implemented a number of steps that include extending foreclosure timelines and additional efforts to modify and restructure loans. On February 18, 2009 President Obama announced the MHA Program, which is designed to help in the housing recovery, to promote liquidity and housing affordability, to expand our foreclosure prevention efforts and to set market standards. The Obama Administration announced that the key components of the plan are providing access to low-cost refinancing for responsible homeowners suffering from falling home prices, creating a $75 billion homeowner stability initiative to reach up to three to four million at-risk homeowners and supporting low mortgage rates by strengthening confidence in Freddie Mac and Fannie Mae. We will carry out these initiatives to enable a large number of homeowners to refinance mortgages and to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default.

The MHA Program specifically includes (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for that loan; and (b) an initiative to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default, through various government incentives to servicers, mortgage holders and homeowners. At present, it is difficult for us to predict the full extent of our activities under these initiatives and assess their impact on us. We will bear the full costs associated with these modifications of mortgages that we own or guarantee and will not receive a reimbursement for any component from Treasury. However, we are devoting significant internal resources to their implementation and, to the extent that our servicers and borrowers participate in these programs in large numbers, it is likely that the costs we incur associated with modifications of loans, the costs associated with servicer and borrower incentive fees and the potential losses we may incur on purchases of the related loans, will be substantial. It is not possible at present to estimate the extent to which these costs may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these changes in business practices.

116	Freddie Mac

NOTE 6: REAL ESTATE OWNED

For periods presented below, the weighted average holding period for our disposed properties was less than one year. Table 6.1 provides a summary of the change in the carrying value of our REO balances.

Table 6.1 — REO

	Three Months Ended March 31,
	2009			2008
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$4,216	$(961)	$3,255	$2,067	$(331)	$1,736
Additions	1,664	(105)	1,559	1,385	(84)	1,301
Dispositions and write-downs	(1,955)	89	(1,866)	(754)	(69)	(823)

Ending balance	$3,925	$(977)	$2,948	$2,698	$(484)	$2,214

The number of single-family property additions to our REO inventory increased by 41% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Increases in our single-family REO acquisitions have been most significant in the West, Southeast and North Central regions. The West region represents approximately 35% of new acquisitions during the three months ended March 31, 2009, based on the number of units, and the highest concentration in the West region is in the state of California. At March 31, 2009, our REO inventory in California represented approximately 25% of our total REO inventory based on REO value at the time of acquisition and 16% based on the number of units. We increased our valuation allowance for single-family REO by $32 million for the three months ended March 31, 2009, to account for declines in home prices. We recognized losses of $306 million and $109 million for the three months ended March 31, 2009 and 2008, respectively, on single-family REO dispositions, which are included in REO operations expense.

We temporarily suspended all foreclosure transfers of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. We continued to pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; however, we also continued to proceed with initiation and other, pre-closing steps in the foreclosure process. In addition, we temporarily suspended evictions for occupants of foreclosed homes from November 26, 2008 through April 1, 2009 and announced an initiative to provide for month-to-month rentals to qualified former borrowers and tenants that occupy our newly-foreclosed single-family properties. Beginning March 7, 2009, we suspended foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. We have made substantial progress to pursue modifications under the MHA Program and we expect to begin processing modifications during the second quarter of 2009.

NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities are classified as either short-term (due within one year) or long-term (due after one year) based on their remaining contractual maturity.

The Purchase Agreement provides that, without the prior consent of Treasury, we may not incur indebtedness that would result in our aggregate indebtedness exceeding (i) through and including December 30, 2010, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31, 2009 and (ii) beginning on December 31, 2010, and through and including December 30, 2011, and each year thereafter, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31 of the immediately preceding calendar year. We also cannot become liable for any subordinated indebtedness, without the prior written consent of Treasury. For the purposes of the Purchase Agreement, we have determined that the balance of our indebtedness at March 31, 2009 and December 31, 2008 did not exceed the applicable limit.

117	Freddie Mac

Table 7.1 summarizes the balances and effective interest rates for debt securities, as well as subordinated borrowings.

Table 7.1 — Total Debt

	March 31, 2009			December 31, 2008
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)
	(dollars in millions)

Short-term debt:
Reference Bills® securities and discount notes	$315,532	$314,787	0.90%	$311,227	$310,026	1.67%
Medium-term notes	34,737	34,737	1.41	19,675	19,676	2.61

Subtotal	350,269	349,524	0.95	330,902	329,702	1.73
Current portion of long-term debt	103,760	103,788	3.10	105,420	105,412	3.46

Short-term debt	454,029	453,312	1.44	436,322	435,114	2.15
Long-term debt:
Senior debt(3)	473,595	451,690	3.94	429,170	403,402	4.70
Subordinated debt(4)	4,784	4,509	5.59	4,784	4,505	5.59

Long-term debt	478,379	456,199	3.96	433,954	407,907	4.71

Total debt	$932,408	$909,511		$870,276	$843,021

(1)	Represents par value, net of associated discounts, premiums and hedging-related basis adjustments, with $1.6 billion of current portion of long-term debt at both March 31, 2009 and December 31, 2008 and $11.3 billion and $11.7 billion of long-term debt that represents the fair value of foreign-currency denominated debt in accordance with SFAS 159 at March 31, 2009 and December 31, 2008, respectively.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs and hedging-related basis adjustments.
(3)	Balance, net for senior debt includes callable debt of $154.3 billion and $174.3 billion at March 31, 2009 and December 31, 2008, respectively.
(4)	Balance, net for subordinated debt includes callable debt of $— at both March 31, 2009 and December 31, 2008.

For the three months ended March 31, 2009 and 2008, we recognized fair value gains (losses) of $467 million and $(1.4) billion on our foreign-currency denominated debt, respectively, of which $580 million and $(1.2) billion are gains (losses) related to our net foreign-currency translation, respectively.

Lines of Credit

We have intraday lines of credit with third-parties to provide additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs, including us, in connection with our use of the Fed wire system. At March 31, 2009 and December 31, 2008, we had two secured, uncommitted lines of credit totaling $17 billion. No amounts were drawn on these lines of credit at March 31, 2009 and December 31, 2008. We expect to continue to use these facilities from time to time to satisfy our intraday financing needs; however, since the lines are uncommitted, we may not be able to draw on them if and when needed.

Lending Agreement

On September 18, 2008, we entered into the Lending Agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Lending Agreement require approval from Treasury at the time of request. Treasury is not obligated under the Lending Agreement to make, increase, renew or extend any loan to us. The Lending Agreement does not specify a maximum amount that may be borrowed thereunder, but any loans made to us by Treasury pursuant to the Lending Agreement must be collateralized by Freddie Mac or Fannie Mae mortgage-related securities. As of March 31, 2009, we held approximately $544 billion of fair value in Freddie Mac and Fannie Mae mortgage-related securities available to be pledged as collateral. In addition, as of that date, we held another approximately $51 billion in single-family loans in our mortgage-related investments portfolio that could be securitized into Freddie Mac mortgage-related securities and then pledged as collateral under the Lending Agreement. Treasury may assign a reduced value to mortgage-related securities we provide as collateral under the Lending Agreement, which would reduce the amount we are able to borrow. Further, unless amended or waived by Treasury, the amount we may borrow under the Lending Agreement is limited by the restriction under the Purchase Agreement on incurring debt in excess of a specified limit.

The Lending Agreement does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily LIBOR for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the Lending Agreement will be significantly higher than the rates we have historically achieved through the sale of unsecured debt,

118	Freddie Mac

use of the facility in significant amounts could have a material adverse impact on our financial results. No amounts were borrowed under this facility as of March 31, 2009.

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

NOTE 8: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three months ended March 31, 2009, other than through our stock-based compensation plans. During the three months ended March 31, 2009 restrictions lapsed on 1,478,391 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans see “NOTE 11: STOCK-BASED COMPENSATION” in our 2008 Annual Report. We received $30.8 billion in March 2009 pursuant to a draw request that FHFA submitted to Treasury on our behalf. Upon funding of the $30.8 billion draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury increased from $14.8 billion as of December 31, 2008 to $45.6 billion. The amount remaining under the announced funding commitment from Treasury is $155.4 billion, which does not include the initial liquidation preference of $1 billion reflecting the cost of the initial funding commitment (as no cash was received).

Dividends Declared During 2009

On March 31, 2009, we paid dividends of $370 million in cash on the senior preferred stock at the direction of our Conservator. Consistent with the Purchase Agreement covenants, we did not declare dividends on our common stock or any other series of preferred stock outstanding during the first quarter of 2009.

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

On December 2, 2008, we advised the NYSE of our intent to cure this deficiency by May 18, 2009, and that we may undertake a reverse stock split in order to do so. On February 26, 2009, the NYSE suspended the application of its minimum price listing standard until June 30, 2009. Under this rule change, we can return to compliance with the minimum price standard during the suspension period if at the end of any calendar month during the suspension our common stock has a closing price of at least $1 on the last trading day of such month and a $1 average share price based on the 30 trading days preceding the end of such month. If we do not regain compliance during the suspension period, the six-month compliance period that began on November 17, 2008 will recommence and we will have the remaining balance of that period to meet the standard.

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

As of May 4, 2009, our common stock continued to trade on the NYSE, while our average share price for the 30 consecutive days ended May 4, 2009 continued to be less than $1 per share.

NOTE 9: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital. Additionally, FHFA announced it will engage in

119	Freddie Mac

rule-making to revise our minimum capital and risk-based capital requirements. Table 9.1 summarizes our minimum capital requirements and deficits and net worth.

Table 9.1 — Net Worth and Minimum Capital

	March 31, 2009	December 31, 2008
	(in millions)

GAAP net worth(1)	$(6,008)	$(30,634)
Core capital(2)(3)	$(23,401)	$(13,174)
Less: Minimum capital requirement(2)	30,477	28,200

Minimum capital surplus (deficit)(2)	$(53,878)	$(41,374)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP. With our adoption of SFAS 160 on January 1, 2009, our net worth is now equal to our total equity (deficit). Prior to adoption of SFAS 160, our total stockholders’ equity (deficit) was substantially the same as our net worth except that it excluded non-controlling interests (previously referred to as minority interests). As a result of SFAS 160, non-controlling interests are now classified as part of total equity (deficit).
(2)	Core capital and minimum capital figures for March 31, 2009 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital as of March 31, 2009 and December 31, 2008 excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and non-controlling interests) as these items do not meet the statutory definition of core capital.

Following our entry into conservatorship, we have focused our risk and capital management, consistent with the objectives of conservatorship, on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets.

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. FHFA has advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination. At March 31, 2009, our liabilities exceeded our assets under GAAP by $6.01 billion. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. To date, we have received $44.6 billion from Treasury under the Purchase Agreement. The Director of FHFA has submitted a draw request to Treasury under the Purchase Agreement in the amount of $6.1 billion, which we expect to receive by June 30, 2009. Our draw request is rounded up to the nearest $100 million. As a result of these draws, the aggregate liquidation preference on the senior preferred stock will increase to $51.7 billion and the remaining funding available under Treasury’s announced commitment will decrease to approximately $149.3 billion. We paid our quarterly dividend of $370 million on the senior preferred stock on March 31, 2009 at the direction of the Conservator.

NOTE 10: DERIVATIVES

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt and synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in order to more closely match changes in the interest-rate characteristics of our mortgage assets; and

•	hedge foreign-currency exposure.

Hedge Forecasted Debt Issuances and Create Synthetic Funding

We typically commit to purchase mortgage investments on an opportunistic basis for a future settlement, typically ranging from two weeks to three months after the date of the commitment. To facilitate larger and more predictable debt issuances that contribute to lower funding costs, we use interest-rate derivatives to economically hedge the interest-rate risk exposure from the time we commit to purchase a mortgage to the time the related debt is issued. We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed interest rate swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Similarly, the combination of non-callable debt and a call swaption, or option to enter into a receive-fixed interest rate swap, with the same maturity as the non-callable debt, is the substantive economic equivalent of callable debt. These derivatives strategies increase our funding flexibility and allow us to better match asset and liability cash flows, often reducing overall funding costs.

120	Freddie Mac

Adjust Funding Mix

We generally use interest-rate swaps to mitigate contractual funding mismatches between our assets and liabilities. We also use swaptions and other option-based derivatives to adjust the contractual terms of our debt funding in response to changes in the expected lives of mortgage-related assets in our mortgage-related investments portfolio. As market conditions dictate, we take rebalancing actions to keep our interest-rate risk exposure within management-set limits. In a declining interest-rate environment, we typically enter into receive-fixed interest rate swaps or purchase Treasury-based derivatives to shorten the duration of our funding to offset the declining duration of our mortgage assets. In a rising interest-rate environment, we typically enter into pay-fixed interest rate swaps or sell Treasury-based derivatives in order to lengthen the duration of our funding to offset the increasing duration of our mortgage assets.

Foreign-Currency Exposure

We use foreign-currency swaps to eliminate virtually all of our foreign-currency exposure related to our foreign-currency denominated debt. We enter into swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations.

Types of Derivatives

We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest-rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

In addition to swaps, futures and purchased options, our derivative positions include the following:

Written Options and Swaptions

Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed interest rate swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. Written options lower our overall hedging costs, allow us to hedge the same economic risk we assume when selling guaranteed final maturity REMICs with a more liquid instrument and allow us to rebalance the options in our callable debt and REMIC portfolios. We may, from time to time, write other derivative contracts such as caps, floors, interest-rate futures and options on buy-up and buy-down commitments.

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

121	Freddie Mac

Table 10.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 10.1 — Derivative Assets and Liabilities at Fair Value

	At March 31, 2009			At December 31, 2008
		Derivatives at Fair Value			Derivatives at Fair Value
	Notional or			Notional or
	Contractual			Contractual
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under SFAS 133(2)
Interest-rate swaps:
Receive-fixed	$336,207	$14,998	$(223)	$279,609	$22,285	$(19)
Pay-fixed	342,747	358	(39,640)	404,359	104	(51,894)
Basis (floating to floating)	82,090	164	(55)	82,190	209	(101)

Total interest-rate swaps	761,044	15,520	(39,918)	766,158	22,598	(52,014)
Option-based
Call swaptions
Purchased	169,872	16,669	—	177,922	21,089	—
Written	12,750	—	(108)	—	—	—
Put swaptions
Purchased	65,550	613	—	41,550	539	—
Written	16,000	—	(134)	6,000	—	(46)
Other option-based derivatives(3)	128,165	1,907	(128)	68,583	1,913	(49)

Total option-based	392,337	19,189	(370)	294,055	23,541	(95)
Futures	83,558	157	(177)	128,698	234	(1,105)
Foreign-currency swaps	12,345	2,410	—	12,924	2,982	—
Forward purchase and sale commitments	98,780	151	(696)	108,273	537	(532)
Credit derivatives	17,359	46	(6)	13,631	45	(7)
Swap guarantee derivatives	3,392	—	(43)	3,281	—	(11)

Total derivatives not designated as hedging instruments under SFAS 133	1,368,815	37,473	(41,210)	1,327,020	49,937	(53,764)
Netting adjustments(4)		(36,807)	39,732		(48,982)	51,487

Total derivative portfolio, net	$1,368,815	$666	$(1,478)	$1,327,020	$955	$(2,277)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on PCs we issued.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $3.3 billion and $0.2 billion, respectively, at March 31, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.6) billion and $1.1 billion at March 31, 2009 and December 31, 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

122	Freddie Mac

Table 10.2 presents the gains and losses of derivatives reported in our consolidated statements of operations.

Table 10.2 — Gains and Losses on Derivatives(1)

					Amount of Gain or (Loss)
			Amount of Gain or (Loss)		Recognized in Other Income
	Amount of Gain or (Loss)		Reclassified from		(Ineffective Portion
	Recognized in AOCI on Derivative		AOCI into Earnings		and Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Derivatives in SFAS 133 Cash Flow	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Hedging Relationships(3)	2009	2008	2009	2008	2009	2008
	(in millions)

Pay-fixed interest rate swaps	$—	$(58)	$—	$—	$—	$(3)
Forward sale commitments	—	8	—	—	—	—
Closed cash flow hedges(4)	—	—	(315)	(303)	—	—

Total	$—	$(50)	$(315)	$(303)	$—	$(3)

	Derivative Gains (Losses)(5)
Derivatives not designated as hedging	Three Months Ended March 31,
instruments under SFAS 133(6)	2009	2008
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$187	$193
U.S. dollar denominated	(1,803)	9,503

Total receive-fixed swaps	(1,616)	9,696
Pay-fixed	6,705	(15,133)
Basis (floating to floating)	1	2

Total interest-rate swaps	5,090	(5,435)
Option-based:
Call swaptions
Purchased	(3,387)	3,240
Written	117	(6)
Put swaptions
Purchased	45	(125)
Written	13	3
Other option-based derivatives(7)	25	24

Total option-based	(3,187)	3,136
Futures	28	647
Foreign-currency swaps(8)	(573)	1,237
Forward purchase and sale commitments	(412)	511
Credit derivatives	1	4
Swap guarantee derivatives	(31)	—

Subtotal	916	100
Accrual of periodic settlements:
Receive-fixed interest rate swaps(9)	1,088	73
Pay-fixed interest rate swaps	(1,942)	(477)
Foreign-currency swaps	49	57
Other	70	2

Total accrual of periodic settlements	(735)	(345)

Total	$181	$(245)

(1)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.
(2)	Gain or (loss) arises when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. No amounts have been excluded from the assessment of effectiveness.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that are designated as cash flow hedges are recognized as basis adjustments to the related assets which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in long-term debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(5)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(6)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(7)	Primarily represents purchased interest rate caps and floors, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on PCs we issued.
(8)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(9)	Includes imputed interest on zero-coupon swaps.

During 2008 we elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities; however, we discontinued hedge accounting for these derivative instruments in December 2008. In

123	Freddie Mac

addition, during 2008, we designated certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt, consistent with our risk management goals, in an effort to reduce interest rate risk related volatility in our consolidated statements of operations. In conjunction with our entry into conservatorship on September 6, 2008, we determined that we could no longer assert that the associated forecasted issuances of debt were probable of occurring and, as a result, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt. The previous deferred amount related to these hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of operations. As a result of our discontinuance of this hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in fair value from open cash flow hedges to closed cash flow hedges on September 6, 2008.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at March 31, 2009 and December 31, 2008 was $3.1 billion and $4.3 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at March 31, 2009 and December 31, 2008 was $6.4 billion and $5.8 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. In the event our credit ratings fell below certain specified rating triggers or were withdrawn by S&P or Moody’s, the counterparties to the derivative instruments are entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $6.8 billion for which we have posted collateral of $6.4 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2009, we would be required to post an additional $0.4 billion of collateral to our counterparties.

At March 31, 2009 and December 31, 2008, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

As shown in Table 10.3 the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $3.5 billion and $3.9 billion at March 31, 2009 and 2008, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

Over the next 12 months, we estimate that approximately $742 million, net of taxes, of the $3.5 billion of cash flow hedging losses in AOCI, net of taxes, at March 31, 2009 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 25 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at March 31, 2009, will be reclassified to earnings over the next five and ten years, respectively.

Table 10.3 presents the changes in AOCI, net of taxes, related to derivatives designated as cash flow hedges. Net change in fair value related to cash flow hedging activities, net of tax, represents the net change in the fair value of the derivatives that were designated as cash flow hedges, after the effects of our federal statutory tax rate of 35% for cash flow hedges closed prior to 2008 and a tax rate of 0% for cash flow hedges closed during 2008, to the extent the hedges were effective. Net reclassifications of losses to earnings, net of tax, represents the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. For further information on our deferred tax assets, net valuation allowance see “NOTE 12: INCOME TAXES.”

124	Freddie Mac

Table 10.3 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Beginning balance(1)	$(3,678)	$(4,059)
Adjustment to initially apply SFAS 159(2)	—	4
Net change in fair value related to cash flow hedging activities, net of tax(3)	—	(34)
Net reclassifications of losses to earnings and other, net of tax(4)	208	197

Ending balance(1)	$(3,470)	$(3,892)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Net of tax benefit of $— for the three months ended March 31, 2008.
(3)	Net of tax benefit of $16 million for the three months ended March 31, 2008.
(4)	Net of tax benefit of $107 million and $106 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 11: LEGAL CONTINGENCIES

We are involved as a party to a variety of legal and regulatory proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller/servicer’s eligibility to sell mortgages to, and/or service mortgages for, us. In these cases, the former seller/servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of mortgages. These suits typically involve claims alleging wrongful actions of seller/servicers. Our contracts with our seller/servicers generally provide for indemnification against liability arising from their wrongful actions.

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with SFAS 5 we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

Putative Securities Class Action Lawsuits.  Ohio Public Employees Retirement System vs. Freddie Mac, Syron, et al, or OPERS. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio alleging that the defendants violated federal securities laws by making “false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry.” On April 10, 2008, the court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed a motion to dismiss plaintiff’s amended complaint, which purportedly asserted claims on behalf of a class of purchasers of Freddie Mac stock between August 1, 2006 and November 20, 2007. On November 7, 2008, the plaintiff filed a second amended complaint, which removed certain allegations against Richard Syron, Anthony Piszel, and Eugene McQuade, thereby leaving insider-trading allegations against only Patricia Cook. The second amended complaint also extends the damages period, but not the class period. The complaint seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants filed a motion to dismiss the second amended complaint. At present, it is not possible for us to predict the probable outcome of the OPERS lawsuit or any potential impact on our business, financial condition, or results of operations.

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

125	Freddie Mac

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

On July 24, 2008, The Adams Family Trust and Kevin Tashjian filed a purported derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac, with Freddie Mac named as a nominal defendant in the action. The Adams Family Trust and Kevin Tashjian had previously sent a derivative demand letter to the Board of Directors on March 26, 2008 requesting that it commence legal proceedings against senior management and certain directors to recover damages for their alleged wrongdoing. Similar to the Bassman case described above, this complaint alleges that the defendants breached their fiduciary duties by failing to implement and/or maintain sufficient risk management and other controls; failing to adequately reserve for uncollectible loans and other risks of loss; and making false and misleading statements regarding the company’s exposure to the subprime market, the strength of the company’s risk management and internal controls, and the company’s underwriting standards in response to alleged abuses in the subprime industry. The plaintiffs also allege that certain of the defendants breached their fiduciary duties and unjustly enriched themselves through their sale of stock based on material non-public information. On October 15, 2008, the Court entered an order consolidating the case with the Louisiana Municipal Police Employees Retirement System, or LMPERS, case discussed below. On October 24, 2008, a motion was filed to have LMPERS appointed lead plaintiff. On October 31, 2008, in its capacity as Conservator, FHFA filed a motion to intervene. In that capacity, FHFA also filed a motion to stay all proceedings.

On August 15, 2008, a purported shareholder derivative lawsuit was filed by LMPERS in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac. The plaintiff alleges that the defendants breached their fiduciary duties and violated federal securities laws in connection with the company’s recent losses, including by unjustly enriching themselves with salaries, bonuses, benefits and other compensation, and through their sale of stock based on material non-public information. The plaintiff seeks unspecified damages, constructive trusts on proceeds associated with insider trading and improper payments made to defendants, restitution and disgorgement, an order requiring reform and improvement of corporate governance, costs and attorneys’ fees.

On October 15, 2008, the U.S. District Court for the Eastern District of Virginia consolidated the LMPERS and Adams Family Trust cases. On December 12, 2008, the Court consolidated the Bassman litigation with the LMPERS and Adams Family Trust cases. On December 19, 2008, the Court stayed the consolidated cases pending further order from the Court. At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

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

126	Freddie Mac

and injunctive relief. Among other things, plaintiff also seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, in its capacity as Conservator, FHFA filed a motion to intervene and substitute for plaintiffs. FHFA also filed a motion to stay all proceedings for a period of 90 days. On December 18, 2008, the Court granted defendants an extension of time, until 45 days after the Court rules on FHFA’s motion to stay, to respond to the complaint. On January 28, 2009, the magistrate judge assigned to the case issued a report recommending that FHFA’s motion to substitute as plaintiff be granted. By order dated May 6, 2009, the Court adopted and affirmed the magistrate judge’s report substituting FHFA as plaintiff in place of the Trust and stayed the case for an additional 45 days. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Antitrust Lawsuits.  Beginning in January 2005, a number of class actions were filed by mortgage borrowers against Freddie Mac and Fannie Mae. These actions were consolidated for all purposes in the U.S. District Court for the District of Columbia and on August 5, 2005, a Consolidated Class Action Complaint was filed alleging that both companies conspired to establish and maintain artificially high management and guarantee fees. The complaint covers the period January 1, 2001 to the present and asserts a variety of claims under federal and state antitrust laws, as well as claims under consumer-protection and similar state laws. The plaintiffs seek injunctive relief, unspecified damages (including treble damages with respect to the antitrust claims and punitive damages with respect to some of the state claims) and other forms of relief. The defendants filed a joint motion to dismiss the action in October 2005. On October 29, 2008, the Court entered an Order granting in part and denying in part our motion to dismiss. On November 13, 2008, the Court issued an order granting FHFA’s motion to intervene in its capacity as Conservator for Freddie Mac and Fannie Mae, granting FHFA’s motion to stay the proceedings for 135 days, and ordering the parties to file a joint status report on April 1, 2009. On March 6, 2009, the Court stayed the proceedings for an additional 90 days and ordered the parties to file a joint status report and scheduling order by June 30, 2009. At present, it is not possible for us to predict the probable outcome of the consolidated lawsuit or any potential impact on our business, financial condition or results of operations.

The New York Attorney General’s Investigation.  In connection with the New York Attorney General’s suit filed against eAppraiseIT and its parent corporation, First American, alleging appraisal fraud in connection with loans originated by Washington Mutual, in November 2007, the New York Attorney General demanded that we either retain an independent examiner to investigate our mortgage purchases from Washington Mutual supported by appraisals conducted by eAppraiseIT, or immediately cease and desist from purchasing or securitizing Washington Mutual loans and any loans supported by eAppraiseIT appraisals. We also received a subpoena from the New York Attorney General’s office for information regarding appraisals and property valuations as they relate to our mortgage purchases and securitizations from January 1, 2004 to the present. In March 2008, Office of Federal Housing Enterprise Oversight (now FHFA), the New York Attorney General and Freddie Mac reached a settlement in which we agreed to adopt a Home Valuation Protection Code to enhance appraiser independence. In addition, we agreed to provide funding for an Independent Valuation Protection Institute. After affording market participants the opportunity to comment, a revised Code was released on December 23, 2008, which lenders were required to adopt on or before May 1, 2009.

Government Investigations and Inquiries.  On September 26, 2008, Freddie Mac received a federal grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York. The subpoena sought documents relating to accounting, disclosure and corporate governance matters for the period beginning January 1, 2007. Subsequently, we were informed that the subpoena was withdrawn, and that an investigation is being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia. On September 26, 2008, Freddie Mac received notice from the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission that it is also conducting an inquiry to determine whether there has been any violation of federal securities laws, and directing the company to preserve documents. On October 21, 2008, the SEC issued to the company a request for documents. The SEC staff is also conducting interviews of company employees. On January 23 and 30, 2009 and February 25, 2009, the SEC issued to Freddie Mac subpoenas for documents pursuant to a formal order of investigation. Freddie Mac is cooperating fully in these matters.

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

127	Freddie Mac

losses”; its underwriting and risk-management deficiencies; its undercapitalization; and its imminent insolvency. Freddie Mac is not named as a defendant in this lawsuit, but the underwriters gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Related Third Party Litigation.  On December 15, 2008, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against certain former Freddie Mac officers and others styled Jacoby v. Syron, Cook, Piszel, Banc of America Securities LLC, JP Morgan Chase & Co., and FTN Financial Markets. The complaint, as amended on December 17, 2008, contends that the defendants made material false and misleading statements in connection with Freddie Mac’s September 29, 2007 offering of non-cumulative, non-convertible, perpetual fixed-rate preferred stock, and that such statements “grossly overstated Freddie Mac’s capitalization” and “failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting standards and risk management procedures.” The complaint further alleges that Syron, Cook and Piszel made additional false statements following the offering. Freddie Mac is not named as a defendant in this lawsuit.

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

On April 6, 2009, plaintiffs filed a lawsuit in the Superior Court for the Commonwealth of Massachusetts, County of Suffolk, styled Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wasau, Safeco Corporation, and Liberty Assurance Company of Boston v. Goldman, Sachs & Co. The complaint alleges that Goldman, Sachs & Co. omitted and made untrue statements of material facts, committed unfair or deceptive trade practices, common law fraud, and negligent misrepresentation, and violated the laws of the Commonwealth of Massachusetts and the State of Washington while acting as the underwriter of 240,000,000 shares of Freddie Mac preferred stock (Series Z) issued December 4, 2007. Freddie Mac is not named as a defendant in this lawsuit.

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

NOTE 12: INCOME TAXES

For the three months ended March 31, 2009 and 2008, we reported an income tax benefit of $937 million and $422 million, respectively, representing effective tax rates of 8.7% and 73.9%, respectively. Our effective tax rate was different from the statutory rate of 35% primarily due to the establishment of a $3.1 billion valuation allowance against a portion of our deferred tax assets, net in the three months ended March 31, 2009.

128	Freddie Mac

Deferred Tax Assets, Net

Table 12.1 — Deferred Tax Assets, Net

	March 31, 2009			December 31, 2008
		Adjust for			Adjust for
		Valuation	Adjusted		Valuation	Adjusted
	Amount	Allowance	Amount	Amount	Allowance	Amount
	(in millions)

Deferred tax assets:
Deferred fees	$2,988	$(2,988)	$—	$3,027	$(3,027)	$—
Basis differences related to derivative instruments	5,297	(5,297)	—	5,969	(5,969)	—
Credit related items and reserve for loan losses	10,942	(10,942)	—	7,478	(7,478)	—
Basis differences related to assets held for investment	5,197	(5,197)	—	5,504	(5,504)	—
Unrealized (gains) losses related to available-for-sale securities	13,282	—	13,282	15,351	—	15,351
LIHTC and AMT credit carryforward	1,243	(1,243)	—	526	(526)	—
Other items, net	82	(82)	—	186	(186)	—

Total deferred tax assets	39,031	(25,749)	13,282	38,041	(22,690)	15,351

Deferred tax liabilities:
Basis differences related to debt	(320)	320	—	(314)	314	—

Total deferred tax (liability)	(320)	320	—	(314)	314	—

Deferred tax assets, net	$38,711	$(25,429)	$13,282	$37,727	$(22,376)	$15,351

We use the asset and liability method of accounting for income taxes pursuant to SFAS 109. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce deferred tax assets, net when it is more likely than not that a tax benefit will not be realized. The realization of our deferred tax assets, net is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale securities until the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary and whether the allowance should be adjusted. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax assets, net will be realized and whether a valuation allowance is necessary.

Recent events, including those described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments,” in our 2008 Annual Report fundamentally affect our control, management and operations and are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. In evaluating our need for a valuation allowance, we considered all of the events and evidence discussed above, in addition to: (1) our three-year cumulative loss position; (2) our carryback and carryforward availability; (3) our difficulty in predicting unsettled circumstances; and (4) our intent and ability to hold available-for sale securities.

Subsequent to the date of our entry into conservatorship, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized due to our inability to generate sufficient taxable income. After evaluating all available evidence, including the events and developments related to our conservatorship, other recent events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the first quarter of 2009. As a result, as of March 31, 2009, we recorded an additional valuation allowance against our deferred tax assets, net of $3.1 billion. Our total valuation allowance as of March 31, 2009 was $25.4 billion. As of March 31, 2009, we had a remaining deferred tax asset, net of $13.3 billion representing the tax effect of unrealized losses on our available-for-sale securities, which management believes is more likely than not of being realized because of our intent and ability to hold these securities until the unrealized losses are recovered.

We are projecting a taxable loss for full year 2009. This loss is expected to be carried back to 2007. As a result of this carryback, low-income housing tax credits previously recognized in 2008 and 2007 in the amount of $164 million and $363 million, respectively, are estimated to be carried forward to future periods. In addition, we do not expect to be able to use the LIHTC tax credits of $151 million generated in 2009. A full valuation allowance was established against these deferred tax assets based on our March 31, 2009 deferred tax asset valuation allowance assessment.

Unrecognized Tax Benefits

At March 31, 2009, we had total unrecognized tax benefits, exclusive of interest, of $605 million. Included in the $605 million are $2 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The remaining $603 million of unrecognized tax benefits at March 31, 2009 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility.

129	Freddie Mac

We continue to recognize interest and penalties, if any, in income tax expense. Total accrued interest receivable, changed from $245 million at December 31, 2008 to $246 million at March 31, 2009. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to the settlement in U.S. Tax Court discussed below; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. Of the $246 million of accrued interest receivable as of March 31, 2009, which is net of approximately $229 million of accrued interest payable that is allocable to unrecognized tax benefits. We have no amount accrued for penalties. Accrued interest receivable is presented pre-tax in this Form 10-Q to conform to the current presentation.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for years 1985 to 2007. Tax years 1985 to 1997 are before the U.S. Tax Court. In June 2008, we reached agreement with the IRS on a settlement regarding the tax treatment of the customer relationship intangible asset recognized upon our transition from non-taxable to taxable status in 1985. As a result of this agreement, we re-measured the tax benefit from this uncertain tax position and recognized $171 million of tax and interest in the second quarter of 2008. This settlement, which was approved by the Joint Committee on Taxation of Congress, resolves the last matter to be decided by the U.S. Tax Court in the current litigation. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided favorably by the U.S. Tax Court in 2006, are subject to appeal.

The IRS has completed its examinations of years 1998 to 2005 and has begun examining years 2006 and 2007. The principal matter in controversy as the result of the 1998 to 2005 examinations involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. It is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. Management believes adequate reserves have been provided for settlement on reasonable terms. We do not anticipate that significant changes in the gross balance of unrecognized tax benefits will occur within the next 12 months that could have a material impact on income tax expense or benefit in the period the issue is resolved.

Effect of Internal Revenue Code Section 382 and IRS Notice 2008-76 on our Tax Positions

See “NOTE 14: INCOME TAXES” in our 2008 Annual Report for information on the effect of Internal Revenue Code Section 382 and IRS Notice 2008-76 on our tax positions.

Effect of Internal Revenue Code Section 162(m)

See “NOTE 14: INCOME TAXES” in our 2008 Annual Report for information on the effect of Internal Revenue Code Section 162(m), which addresses tax deduction for certain non-performance-based compensation payments made to certain executive officers of publicly held corporations.

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

130	Freddie Mac

Table 13.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three months ended March 31, 2009 and 2008. Net periodic benefit cost is included in salaries and employee benefits in our consolidated statements of operations.

Table 13.1 — Net Periodic Benefit Cost Detail

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Pension Benefits

Service cost	$8	$8
Interest cost on benefit obligation	9	8
Expected (return) loss on plan assets	(8)	(10)
Recognized net actuarial (gain) loss	3	1

Net periodic benefit cost	$12	$7

Postretirement Health Care Benefits

Service cost	$1	$2
Interest cost on benefit obligation	2	2

Net periodic benefit cost	$3	$4

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount at least equal to the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. We have not yet determined whether a contribution to our Pension Plan is required for the 2009 plan year.

NOTE 14: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

Effective January 1, 2008, we adopted SFAS 157, which established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. As required by SFAS 157, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 14.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets. See “NOTE 17: FAIR VALUE DISCLOSURES — Valuation Methods and Assumptions Subject to Fair Value Hierarchy” in our 2008 Annual Report for a description of how we determine the fair value of assets and liabilities subject to the fair value hierarchy.

131	Freddie Mac

Table 14.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at March 31, 2009
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities	$—	$289,045	$141,498	$—	$430,543
Non-mortgage-related securities	—	7,614	—	—	7,614

Subtotal available-for-sale, at fair value	—	296,659	141,498	—	438,157
Trading, at fair value
Mortgage-related securities	—	257,718	2,331	—	260,049
Non-mortgage-related securities	3,995	—	—	—	3,995

Subtotal trading securities, at fair value	3,995	257,718	2,331	—	264,044

Total investments in securities	3,995	554,377	143,829	—	702,201
Mortgage loans:
Held-for-sale, at fair value	—	—	636	—	636
Derivative assets, net	163	36,976	334	(36,807)	666
Guarantee asset, at fair value	—	—	5,026	—	5,026

Total assets carried at fair value on a recurring basis	$4,158	$591,353	$149,825	$(36,807)	$708,529

Liabilities:
Debt securities denominated in foreign currencies	$—	$12,911	$—	$—	$12,911
Derivative liabilities, net	284	40,823	103	(39,732)	1,478

Total liabilities carried at fair value on a recurring basis	$284	$53,734	$103	$(39,732)	$14,389

	Fair Value at December 31, 2008
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities	$—	$344,364	$105,740	$—	$450,104
Non-mortgage-related securities	—	8,794	—	—	8,794

Subtotal available-for-sale, at fair value	—	353,158	105,740	—	458,898
Trading, at fair value
Mortgage-related securities	—	188,161	2,200	—	190,361

Total investments in securities	—	541,319	107,940	—	649,259
Mortgage loans:
Held-for-sale, at fair value	—	—	401	—	401
Derivative assets, net	233	49,567	137	(48,982)	955
Guarantee asset, at fair value	—	—	4,847	—	4,847

Total assets carried at fair value on a recurring basis	$233	$590,886	$113,325	$(48,982)	$655,462

Liabilities:
Debt securities denominated in foreign currencies	$—	$13,378	$—	$—	$13,378
Derivative liabilities, net	1,150	52,577	37	(51,487)	2,277

Total liabilities carried at fair value on a recurring basis	$1,150	$65,955	$37	$(51,487)	$15,655

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $3.3 billion and $0.2 billion, respectively, at March 31, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.6) billion and $1.1 billion at March 31, 2009 and December 31, 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

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

Our Level 3 items mainly consist of non-agency residential mortgage-related securities, CMBS and our guarantee asset. During the three months ended March 31, 2009, the market for CMBS and during the three months ended

132	Freddie Mac

March 31, 2008 the market for non-agency securities backed by subprime, MTA, Alt-A and other loans became significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs. Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of discounts for liquidity applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. See “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” in our 2008 Annual Report for more information about the valuation of our guarantee asset.

Table 14.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Level 3 at Fair Value For the Three Months Ended March 31, 2009
	Investments in securities
	Available-for-sale,	Trading,
	at fair value	at fair value
	Mortgage-	Mortgage-	Mortgage loans
	related	related	Held-for-sale,	Guarantee asset,	Net
	securities	securities	at fair value	at fair value(1)	derivatives(2)
	(in millions)

Balance, January 1, 2009	$105,740	$2,200	$401	$4,847	$100
Total realized and unrealized gains (losses):
Included in earnings(3)(4)(5)	(6,955)	117	(18)	328	168
Included in other comprehensive income(3)(4)	2,781	—	—	—	—

Total realized and unrealized gains (losses)	(4,174)	117	(18)	328	168
Purchases, issuances, sales and settlements, net	(6,389)	(168)	253	(149)	(37)
Net transfers in and/or out of Level 3(6)	46,321	182	—	—	—

Balance, March 31, 2009	$141,498	$2,331	$636	$5,026	$231

Unrealized gains (losses) still held(7)	$(6,956)	$117	$(18)	$328	$203

	Level 3 at Fair Value For the Three Months Ended March 31, 2008
	Investments in securities
	Available-for-sale,	Trading,
	at fair value	at fair value
	Mortgage-	Mortgage-
	related	related	Guarantee asset,	Net
	securities	securities	at fair value(1)	derivatives(2)
	(in millions)

Balance, December 31, 2007	$19,859	$2,710	$9,591	$(216)
Impact of SFAS 159	(443)	443	—	—

Balance, January 1, 2008	19,416	3,153	9,591	(216)
Total realized and unrealized gains (losses):
Included in earnings(3)(4)(5)	(50)	(442)	(920)	256
Included in other comprehensive income(3)(4)	(17,929)	—	—	2

Total realized and unrealized gains (losses)	(17,979)	(442)	(920)	258
Purchases, issuances, sales and settlements, net	(11,038)	717	463	(42)
Net transfers in and/or out of Level 3(6)	153,800	(58)	—	—

Balance, March 31, 2008	$144,199	$3,370	$9,134	$—

Unrealized gains (losses) still held(7)	$(71)	$(454)	$(920)	$219

(1)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic mark-to-fair value of our guarantee asset.
(2)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(3)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales are recorded in gains (losses) on investment activity on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in gains (losses) on investment activity on our consolidated statements of operations.
(4)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for additional information.
(5)	Changes in fair value of the guarantee asset are recorded in gains (losses) on guarantee asset on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for additional information.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that are still held at March 31, 2009 and 2008, respectively. Included in these amounts are other-than-temporary impairments recorded on available-for-sale securities.

133	Freddie Mac

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

We determine the fair value of single-family held-for-sale mortgage loans, excluding delinquent single-family loans purchased out of pools, based on comparisons to actively traded mortgage-related securities with similar characteristics. We include adjustments for yield, credit and liquidity differences to calculate the fair value. Part of the adjustments for yield, credit and liquidity differences represents an implied management and guarantee fee. To accomplish this, the fair value of the single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, includes an adjustment representing the estimated present value of the additional cash flows on the mortgage coupon in excess of the coupon expected on the notional mortgage-related securities. The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other components inherent in our guarantee obligation. Since the fair values are derived from observable prices with adjustments that may be significant, they are classified as Level 3 under the fair value hierarchy.

The fair value of multifamily held-for-investment mortgage loans is generally based on market prices obtained from a third-party pricing service provider for similar mortgages, adjusted for differences in contractual terms. However, given the relative illiquidity in the marketplace for these loans, and differences in contractual terms, we classified these loans as Level 3 in the fair value hierarchy.

REO is subsequently carried at the lower of its carrying amount or fair value less cost to sell. The subsequent fair value less cost to sell is an estimated value based on relevant historical factors, which are considered to be unobservable inputs. As a result, REO is classified as Level 3 under the fair value hierarchy.

Table 14.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at March 31, 2009 and December 31, 2008, respectively. See “NOTE 17: FAIR VALUE DISCLOSURES — Valuation Methods and Assumptions Subject to Fair Value Hierarchy” in our 2008 Annual Report for a description of how we determine the fair value of assets and liabilities subject to fair value hierarchy.

134	Freddie Mac

Table 14.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at March 31, 2009				Fair Value at December 31, 2008
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$120	$120	$—	$—	$72	$72
Held-for-sale	—	—	225	225	—	—	1,022	1,022
REO, net(2)	—	—	1,881	1,881	—	—	2,029	2,029

Total assets measured at fair value on a non-recurring basis	$—	$—	$2,226	$2,226	$—	$—	$3,123	$3,123

	Total Gains (Losses)
	For the Three Months
	Ended March 31,(3)
	2009	2008
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$(16)	$(2)
Held-for-sale	(139)	(1)
REO, net(2)	(32)	(115)

Total gains (losses)	$(187)	$(118)

(1)	Represent carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, which are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.9 billion, less cost to sell of $163 million (or approximately $1.7 billion) at March 31, 2009. The carrying amount of REO, net was written down to fair value of $2.0 billion, less cost to sell of $169 million (or approximately $1.8 billion) at December 31, 2008.
(3)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis for the three months ended March 31, 2009 and 2008, respectively.

Fair Value Election

On January 1, 2008, we adopted SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. We elected the fair value option for certain available-for-sale mortgage-related securities, investments in securities classified as available-for-sale securities and identified as in the scope of EITF 99-20 and foreign-currency denominated debt. In addition, we elected the fair value option for multifamily held-for-sale mortgage loans in the third quarter of 2008.

Certain Available-For-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale securities held in our mortgage-related investments portfolio to better reflect the natural offset these securities provide to fair value changes recorded on our guarantee asset. We record fair value changes on our guarantee asset through our consolidated statements of operations. However, we historically classified virtually all of our securities as available-for-sale and recorded those fair value changes in AOCI. The securities selected for the fair value option include principal only strips and certain pass-through and Structured Securities that contain positive duration features that provide an offset to the negative duration associated with our guarantee asset. We will continually evaluate new security purchases to identify the appropriate security mix to classify as trading to match the changing duration features of our guarantee asset and the securities that provide offset.

For available-for-sale securities identified as within the scope of EITF 99-20, we elected the fair value option to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. Under EITF 99-20 for available-for-sale securities, when an impairment is considered other-than-temporary, the impairment amount is recorded in our consolidated statements of operations and subsequently accreted back through interest income as long as the contractual cash flows occur. Any subsequent periodic increases in the value of the security are recognized through AOCI. By electing the fair value option for these instruments, we will instead reflect valuation changes through our consolidated statements of operations in the period they occur, including any such increases in value.

For mortgage-related securities and investments in securities that are selected for the fair value option and subsequently classified as trading securities, the change in fair value was recorded in gains (losses) on investment

135	Freddie Mac

activity in our consolidated statements of operations. See “NOTE 4: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of operations using effective interest methods. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2008 Annual Report for additional information about the measurement and recognition of interest income on investments in securities.

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

The changes in fair value of foreign-currency denominated debt were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value were $467 million for the three months ended March 31, 2009, of which $386 million were related to fluctuations in exchange rates and interest rates. The remaining changes in the fair value of $81 million for the three months ended March 31, 2009 were attributable to changes in the instrument-specific credit risk. We were not significantly affected by fair value changes included in earnings that were attributable to changes in the instrument-specific credit risk for the first quarter of 2008.

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

The difference between the aggregate fair value and aggregate unpaid principal balance for foreign-currency denominated debt due after one year was $560 million and $445 million at March 31, 2009 and December 31, 2008. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2008 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Under this program, we acquire loans that we intend to sell. While this is consistent with our overall strategy to expand our multifamily loan holdings, it differs from the traditional buy-and-hold strategy that we have used with respect to multifamily loans. These multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future.

We recorded $(18) million of fair value gains (losses) on investment activity in our consolidated statements of operations for the three months ended March 31, 2009. The fair value changes that were attributable to changes in the instrument-specific credit risk were $(17) million for the three months ended March 31, 2009. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in OAS level.

The differences between the aggregate fair value and the aggregate unpaid principal balance for multifamily held-for-sale loans with the fair value option elected was $31 million and $14 million at March 31, 2009 and December 31, 2008, respectively. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2008 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 14.4 present our estimates of the fair value of our recorded financial assets and liabilities and off-balance sheet financial instruments at March 31, 2009 and

136	Freddie Mac

December 31, 2008. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with GAAP fair value guidelines prescribed by SFAS 107 and other relevant pronouncements.

To reflect changing market conditions, our revised outlook of future economic conditions and the changes in composition of our guarantee loan portfolio, we changed our methodology to value the guarantee obligation for fair value balance sheet purposes during the three months ended March 31, 2009. Our revised methodology continues to use entry-pricing information to the fullest extent possible. However, where entry pricing information is either not available or not relevant because credit characteristics of seasoned loans differ significantly from origination, we use our internal credit models, which use factors such as loan characteristics, expected losses and risk premiums without further adjustment. See “NOTE 17: FAIR VALUE DISCLOSURES — Valuation Methods and Assumptions Subject to Fair Value Hierarchy” and “— Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy” in our 2008 Annual Report for a description of how we determine the fair value of assets and liabilities.

Table 14.4 — Consolidated Fair Value Balance Sheets(1)

	March 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$53.8	$53.8	$45.3	$45.3
Federal funds sold and securities purchased under agreements to resell	34.1	34.1	10.2	10.2
Investments in securities:
Available-for-sale, at fair value	438.2	438.2	458.9	458.9
Trading, at fair value	264.0	264.0	190.4	190.4

Total investments in securities	702.2	702.2	649.3	649.3
Mortgage loans	120.1	112.9	107.6	100.7
Derivative assets, net	0.7	0.7	1.0	1.0
Guarantee asset(3)	5.0	5.5	4.8	5.4
Other assets	31.1	32.7	32.8	34.1

Total assets	$947.0	$941.9	$851.0	$846.0

Liabilities
Total debt, net	$909.5	$932.9	$843.0	$870.6
Guarantee obligation	11.8	80.1	12.1	59.7
Derivative liabilities, net	1.5	1.5	2.3	2.3
Reserve for guarantee losses on Participation Certificates	21.8	—	14.9	—
Other liabilities	8.4	8.3	9.3	9.0

Total liabilities	953.0	1,022.8	881.6	941.6

Net assets attributable to stockholders
Senior preferred stockholders(4)	45.6	45.6	14.8	14.8
Preferred stockholders	14.1	0.2	14.1	0.1
Common stockholders(5)	(65.8)	(126.7)	(59.6)	(110.5)

Total net assets attributable to Freddie Mac	(6.1)	(80.9)	(30.7)	(95.6)
Noncontrolling interest	0.1	—	0.1	—

Total net assets	(6.0)	(80.9)	(30.6)	(95.6)

Total liabilities and net assets	$947.0	$941.9	$851.0	$846.0

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.
(3)	The fair value of our guarantee asset reported exceeds the carrying value primarily because the fair value includes our guarantee asset related to PCs that were issued prior to the implementation of FIN 45 in 2003 and thus are not recognized on our GAAP consolidated balance sheets.
(4)	Our senior preferred stock held by Treasury in connection with the Purchase Agreement is recorded at the stated liquidation preference for purposes of the consolidated fair value balance sheets. As the senior preferred stock is restricted as to its redemption, we consider the liquidation preference to be the most appropriate measure for purposes of the consolidated fair value balance sheets.
(5)	Net assets attributable to common stockholders is equal to the difference between the fair value of total assets and total liabilities reported on our consolidated fair value balance sheets, less the value of net assets attributable to senior preferred stockholders, the fair value attributable to preferred stockholders and the fair value of noncontrolling interest.

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

Table 15.1 summarizes the geographical concentration of mortgages that are held by us or that underlie our issued PCs and Structured Securities, excluding $1.1 billion of mortgage-related securities issued by Ginnie Mae that back Structured Securities at both March 31, 2009 and December 31, 2008, because these securities do not expose us to

137	Freddie Mac

meaningful amounts of credit risk. See “NOTE 4: INVESTMENTS IN SECURITIES” for information about credit concentrations in other mortgage-related securities that we hold.

Table 15.1 — Concentration of Credit Risk(1)

	March 31, 2009		December 31, 2008
	Amount(1)	Percentage	Amount(1)	Percentage
	(dollars in millions)
By Region(2)

West	$515,449	26%	$504,779	26%
Northeast	478,431	25	473,348	25
North Central	359,409	18	357,190	18
Southeast	356,998	18	354,767	18
Southwest	249,628	13	247,541	13

	$1,959,915	100%	$1,937,625	100%

By State

California	$282,136	14%	$274,260	14%
Florida	130,556	7	129,860	7
Texas	99,792	5	99,043	5
New York	98,478	5	98,186	5
Illinois	98,050	5	96,460	5
All others	1,250,903	64	1,239,816	64

	$1,959,915	100%	$1,937,625	100%

(1)	Based on the unpaid principal balance of mortgage loans held by us and those underlying our issued PCs and Structured Securities less Structured Securities backed by Ginnie Mae Certificates and multifamily Structured Transactions.
(2)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Higher-Risk Mortgage Loans

There are several residential loan products that are designed to offer borrowers greater choices in their payment terms. For example, interest-only mortgages allow the borrower to pay only interest for a fixed period of time before the loan begins to amortize. Option ARM loans permit a variety of repayment options, which include minimum, interest-only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. In addition to these products, there are also types of residential mortgage loans with lower or alternative income or asset documentation requirements than full documentation mortgage loans. These reduced documentation mortgages have been categorized in the mortgage industry as Alt-A loans. We have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements that indicate that the loans should be classified as Alt-A.

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. However, there is no universally accepted definition of subprime. We own investments in mortgage-related securities that are backed by subprime and Alt-A mortgage loans. See “NOTE 4: INVESTMENTS IN SECURITIES” for further information on these investments. Although we have not categorized single-family mortgage loans purchased or guaranteed as prime or subprime, we recognize that since the U.S. mortgage market has experienced declining home prices and home sales for an extended period, there are mortgage loans with higher LTV ratios that have a higher risk of default. In addition, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The industry has viewed those borrowers with credit scores below 620 based on the FICO scale as having a higher risk of default. Presented below is a summary of the composition of single-family mortgage loans held by us as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees with these higher-risk characteristics.

138	Freddie Mac

Table 15.2 — Higher-Risk Single-Family Mortgage Loans

	Percentage of Single-Family
	Mortgage Portfolio(1)		Delinquency Rate(2)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008

Interest-only loans	8%	9%	10.74%	7.59%
Option ARM loans	1%	1%	11.50%	8.70%
Alt-A loans	9%	10%	7.65%	5.61%
Original LTV greater than 90%(3) loans	8%	8%	5.80%	4.76%
Lower FICO scores (less than 620)	4%	4%	9.32%	7.81%

(1)	Based on unpaid principal balance of the single-family loans held by us and underlying our PCs, Structured Securities, Structured Transactions and other mortgage-related guarantees.
(2)	Based on the number of mortgages 90 days or more delinquent or in foreclosure.
(3)	Based on our first lien exposure on the property and excludes loans purchased during each respective period. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

During 2008 and continuing in the three months ended March 31, 2009, an increasing percentage of our charge-offs and REO acquisition activity was associated with these higher-risk characteristic loans. The percentages in the table above are not exclusive. In other words, loans that are included in the interest-only loan category may also be included in the Alt-A loan category. Loans with a combination of these attributes will have an even higher risk of default than those with isolated characteristics.

Mortgage Lenders, or Seller/Servicers

A significant portion of our single-family mortgage purchase volume is generated from several large mortgage lenders, or seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for a specified dollar amount or minimum level of mortgage volume that these customers will deliver to us. We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers, including non-performance of their repurchase obligations arising from the breaches of representations and warranties made to us for loans that they underwrote and sold to us. Our seller/servicers also service single-family loans in our mortgage-related investments portfolio and those underlying our PCs, which includes having an active role in our loss mitigation efforts. Our top 10 single-family seller/servicers provided approximately 70% of our single-family purchase volume during the three months ended March 31, 2009. Wells Fargo Bank, N.A. accounted for 22% of our single-family mortgage purchase volume and was the only single-family seller/servicer that comprised 10% or more of our purchase volume during the three months ended March 31, 2009. Our seller/servicers are among the largest mortgage loan originators in the U.S. in the single-family market. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders. We also have exposure to seller/servicers to the extent we fail to realize the anticipated benefits of our loss mitigation plans, or experience a lower realized rate of seller/servicer repurchases. Either of these conditions could lead to default rates that exceed our current estimates and could cause our losses to be significantly higher than those estimated within our loan loss reserves.

Due to the current challenging market conditions, the financial condition and performance of many of our seller/servicers has deteriorated. Many institutions, some of which were our customers, have failed, been acquired, received assistance from the U.S. government, received multiple ratings downgrades or experienced liquidity constraints. In July 2008, IndyMac Bancorp, Inc. announced that the FDIC had been made a conservator of the bank, and we have potential exposure to IndyMac for servicing-related obligations to us, including repurchase obligations, which we currently estimate to be approximately $800 million. IndyMac has suspended its repurchases from us during its conservatorship. In March 2009, we entered into an agreement with the FDIC with respect to the transfer of loan servicing from IndyMac to a third-party, under which we will receive certain amounts to partially recover our future losses incurred and we retain our continuing claims against IndyMac for loan repurchases. Lehman Brothers Holdings Inc., or Lehman, and its affiliates also service single-family loans for us. We also have potential exposure to Lehman for servicing-related obligations due to us, including repurchase obligations, which we currently estimate to be approximately $800 million. Lehman has also suspended its repurchases from us since declaring bankruptcy in September 2008. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our provision for credit losses as of March 31, 2009 and December 31, 2008. The estimates of potential exposure to IndyMac and Lehman are higher than our estimates for probable loss as we consider the range of possible outcomes as well as the passage of time, which can change the indicators of incurred, or probable losses. We also consider the estimated value of related mortgage servicing rights in determining our estimates of probable loss, which reduce our potential exposures. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at March 31, 2009 and December 31, 2008; however, our actual losses may exceed our estimates.

139	Freddie Mac

In September 2008, Washington Mutual Bank was acquired by JPMorgan Chase Bank, N.A. We have agreed to JPMorgan Chase becoming the servicer of mortgages previously serviced by Washington Mutual in return for JPMorgan Chase’s agreement to assume Washington Mutual’s recourse obligations to repurchase any of such mortgages that were sold to us with recourse. With respect to mortgages that Washington Mutual sold to us without recourse, JPMorgan Chase made a one-time payment to us in the first quarter of 2009 with respect to obligations of Washington Mutual to repurchase any of such mortgages that are inconsistent with certain representations and warranties made at the time of sale. The amounts associated with the JPMorgan Chase agreement and IndyMac servicing transfer have been recorded within other liabilities in our consolidated balance sheets and will be reclassified to our loan loss reserve to partially offset losses as incurred on related loans covered by these agreements.

During the three months ended March 31, 2009, our top three multifamily lenders, CBRE Melody & Company, PNC ARCS, LLC and Wells Fargo Multifamily Capital, each accounted for more than 10% of our multifamily mortgage purchase volume, and represented approximately 52% of our multifamily purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the multifamily markets. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans in our mortgage-related investments portfolio as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. At March 31, 2009, these insurers provided coverage, with maximum loss limits of $66 billion, for $335 billion of unpaid principal balance in connection with our single-family mortgage portfolio, excluding mortgage loans backing Structured Transactions. Our top four mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc., Genworth Mortgage Insurance Corporation and PMI Mortgage Insurance Co., each accounted for more than 10% and collectively represented approximately 75% of our overall mortgage insurance coverage at March 31, 2009. Triad Guaranty Insurance Corporation (or Triad), one of our mortgage insurance counterparties, ceased issuing new insurance effective July 15, 2008. Six of our remaining seven mortgage insurance counterparties received credit rating downgrades since March 31, 2009 and, except for CMG Mortgage Insurance Co., all are rated below AA−, based on the S&P rating scale. While Triad is still in voluntary run-off, Triad’s state regulator has issued an order that beginning June 1, 2009 or a later date to be determined by the regulator, Triad will pay valid claims 60% in cash and 40% in deferred payment obligations. We believe that several other of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could threaten our ability to receive future claims payments, and negatively impact our access to mortgage insurance for high LTV loans. Further, we believe one or more of these mortgage insurers, over the remainder of 2009, could be found to be lacking sufficient capital and could face suspension per Freddie Mac’s eligibility requirements for mortgage insurers. A reduction in the number of eligible mortgage insurers could further concentrate our exposure to the remaining insurers.

Bond Insurers

Bond insurance, including primary and secondary policies, is an additional credit enhancement covering non-agency securities held in our mortgage-related investments portfolio or non-mortgage-related investments held in our cash and other investments portfolio. Primary policies are owned by the securitization trust issuing securities we purchase, while secondary policies are acquired directly by us. At March 31, 2009, we had coverage, including secondary policies on securities, totaling $15 billion of unpaid principal balance of our investments in securities. At March 31, 2009, the top four of our bond insurers, Ambac Assurance Corporation, Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., and Financial Security Assurance Inc. (or FSA), each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 93% of our total coverage. All but one of our bond insurers have had their credit rating downgraded by at least one major rating agency during the first quarter of 2009 and all but one are rated below AA−, based on the S&P rating scale. In March 2009, FGIC issued its 2008 financial statements, which expressed substantial doubt concerning the ability to operate as a going concern. Consequently, in April 2009, S&P withdrew its ratings of FGIC and discontinued coverage. In April 2009, Syncora Guarantee Inc, a bond insurer for which we have $1 billion of exposure to unpaid principal balances on our investments in securities, announced that under an order from the New York State Insurance Department, it has suspended payment of all claims in order to complete a comprehensive restructuring of its business. Consequently, S&P assigned an “R” rating, reflecting that the company is under regulatory supervision. We believe that, except for FSA,

140	Freddie Mac

the remaining top three of our bond insurers as well as Syncora Guarantee Inc., to which we currently have significant exposure, lack sufficient ability to fully meet all our expected lifetime claims paying obligations as they emerge.

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. If a monoline bond insurer fails to meet its obligations on securities in our mortgage-related investments portfolio, then the fair values of our securities would further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2008 and in the first quarter of 2009 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 4: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

Securitization Trusts

Effective December 2007, we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally-recognized statistical rating organization. To the extent there is a loss related to an eligible investment for a trust, we, as the administrator, are responsible for making up that shortfall. As of March 31, 2009 and December 31, 2008, there were $33.5 billion and $11.6 billion, respectively, of cash and other non-mortgage assets in these trusts. As of March 31, 2009, these consisted of: (a) $7.0 billion of cash equivalents invested in three counterparties that had short-term credit ratings of A-1+ on the S&P’s or equivalent scale, (b) $19.9 billion of cash deposited with the Federal Reserve Bank, and (c) $6.6 billion of securities sold under agreements to resell with five counterparties, which had short-term S&P ratings of A-2 or above.

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

Derivative Counterparties

Our use of derivatives exposes us to counterparty credit risk, which arises from the possibility that the derivative counterparty will not be able to meet its contractual obligations. Exchange-traded derivatives, such as futures contracts, do not measurably increase our counterparty credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. OTC derivatives, however, expose us to counterparty credit risk because transactions are executed and settled between our counterparty and us. Our use of OTC interest-rate swaps, option-based derivatives and foreign-currency swaps is subject to rigorous internal credit and legal reviews. All of these counterparties are major financial institutions and are experienced participants in the OTC derivatives market.

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

Collateral posted by a derivative counterparty is typically in the form of cash, although Treasury securities, our PCs and Structured Securities or our debt securities may also be posted. In the event a counterparty defaults on its obligations under the derivatives agreement and the default is not remedied in the manner prescribed in the agreement, we have the right under the agreement to direct the custodian bank to transfer the collateral to us or, in the case of non-cash collateral, to sell the collateral and transfer the proceeds to us.

141	Freddie Mac

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps, after applying netting agreements and collateral, was $339 million and $181 million at March 31, 2009 and December 31, 2008, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on March 31, 2009, our maximum loss for accounting purposes would have been approximately $339 million. Four of our derivative counterparties each accounted for greater than 10% and collectively accounted for 79% of our net uncollateralized exposure, excluding commitments, at March 31, 2009. These counterparties were Barclays Bank PLC, HSBC Bank USA, JPMorgan Chase Bank and Merrill Lynch Capital Services, Inc., all of which were rated A or higher at May 4, 2009.

The total exposure on our OTC forward purchase and sale commitments of $151 million and $537 million at March 31, 2009 and December 31, 2008, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 16: SEGMENT REPORTING

As discussed below, we use Segment Earnings to measure and assess the financial performance of our segments. Segment Earnings is calculated for the segments by adjusting GAAP net loss for certain investment-related activities and credit guarantee-related activities. The Segment Earnings measure is provided to the chief operating decision maker. We conduct our operations solely in the U.S. and its territories. Therefore, we do not generate any revenue from geographic locations outside of the U.S. and its territories.

Segments

Our operations include three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Certain activities that are not part of a segment are included in the All Other category. We evaluate our performance and allocate resources based on Segment Earnings, which we describe and present in this note, subject to the conduct of our business under the direction of the Conservator. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments” for further information about the conservatorship. We do not consider our assets by segment when making these evaluations or allocations.

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

142	Freddie Mac

moderate-income multifamily rental apartments, that provide LIHTCs to their equity investors. Also included is the interest earned on assets held in the Investments segment related to multifamily activities, net of allocated funding costs.

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

Segment Earnings

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings differs significantly from, and should not be used as a substitute for, net loss as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, the need to obtain funding under the Purchase Agreement is based on our GAAP results, as are our regulatory capital requirements (which are suspended during conservatorship). Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair value items which, depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and which, in recent periods, have contributed to our significant GAAP net losses. GAAP net losses will adversely impact our GAAP equity (deficit), as well as our need for funding under the Purchase Agreement, regardless of results reflected in Segment Earnings. Also, our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that the presentation of Segment Earnings highlights the results from ongoing operations and the underlying results of the segments in a manner that is useful to the way we manage and evaluate the performance of our business.

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

As described below, Segment Earnings is calculated for the segments by adjusting GAAP net loss for certain investment-related activities and credit guarantee-related activities. Segment Earnings includes certain reclassifications among income and expense categories that have no impact on net loss but provide us with a meaningful metric to assess the performance of each segment and our company as a whole.

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

143	Freddie Mac

believe is not necessarily indicative of the risk management techniques that we employ and the performance of this segment.

Our derivative instruments not in hedge accounting relationships are adjusted to fair value under GAAP with resulting gains or losses recorded in GAAP-basis results. Certain other assets are also adjusted to fair value under GAAP with resulting gains or losses recorded in GAAP-basis results. These assets consist primarily of mortgage-related securities classified as trading and mortgage-related securities classified as available-for-sale when a decline in fair value of available-for-sale securities is deemed to be other than temporary.

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

We fund our investment assets with debt and derivatives to manage interest rate risk as evidenced by our PMVS and duration gap metrics. As a result, in situations where we record gains and losses on derivatives, securities or debt buybacks, these gains and losses are offset by economic hedges that we do not mark-to-fair-value for GAAP purposes. For example, when we realize a gain on the sale of a security, the debt which is funding the security has an embedded loss that is not recognized under GAAP, but instead over time as we realize the interest expense on the debt. As a result, in Segment Earnings, we defer and amortize the security gain to interest income to match the interest expense on the debt that funded the asset. Because of our risk management strategies, we believe that amortizing gains or losses on economically hedged positions in the same periods as the offsetting gains or losses is a meaningful way to assess performance of our investment activities.

144	Freddie Mac

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

We purchase mortgages from seller/servicers in order to securitize and issue PCs and Structured Securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for a discussion of the accounting treatment of these transactions. In addition to the components of earnings noted above, GAAP-basis earnings for these activities include gains or losses upon the execution of such transactions, subsequent fair value adjustments to the guarantee asset and amortization of the guarantee obligation.

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

While both GAAP-basis results and Segment Earnings include a provision for credit losses determined in accordance with SFAS 5, GAAP-basis results also include, as noted above, measures of future cash flows (the guarantee asset) that are recorded at fair value and, therefore, are subject to significant adjustment from period-to-period as market conditions, such as interest rates, change. Over the longer-term, Segment Earnings and GAAP-basis results both capture the aggregate cash flows associated with our guarantee-related activities. Although Segment Earnings differs significantly from, and should not be used as a substitute for GAAP-basis results, we believe that excluding the impact of changes in the fair value of expected future cash flows from our Segment Earnings provides a meaningful measure of performance for a given period as well as trends in performance over multiple periods because it more closely aligns with how we manage and evaluate the performance of the credit guarantee business.

145	Freddie Mac

Table 16.1 reconciles Segment Earnings to GAAP net loss.

Table 16.1 — Reconciliation of Segment Earnings to GAAP Net Loss

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Segment Earnings, net of taxes:
Investments	$(1,572)	$113
Single-family Guarantee	(5,485)	(458)
Multifamily	140	98
All Other	—	(4)

Total Segment Earnings (loss), net of taxes	(6,917)	(251)

Reconciliation to GAAP net loss:
Derivative- and foreign-currency denominated debt-related adjustments	1,558	(1,194)
Credit guarantee-related adjustments	(1,398)	(174)
Investment sales, debt retirements and fair value-related adjustments	28	1,525
Fully taxable-equivalent adjustments	(100)	(110)

Total pre-tax adjustments	88	47
Tax-related adjustments(1)	(3,022)	53

Total reconciling items, net of taxes	(2,934)	100

Net loss attributable to Freddie Mac	$(9,851)	$(151)

(1)	Includes a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $3.1 billion that is not included in Segment Earnings for the three months ended March 31, 2009.

146	Freddie Mac

Table 16.2 presents certain financial information for our reportable segments and All Other.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended March 31, 2009
												Less:
										Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$2,014	$—	$—	$(4,306)	$(120)	$—	$—	$(7)	$—	$847	$(1,572)	$—	$(1,572)
Single-family Guarantee	25	922	—	83	(200)	(8,941)	(306)	(22)	—	2,954	(5,485)	—	(5,485)
Multifamily	118	21	(106)	3	(49)	—	—	(5)	151	6	139	1	140
All Other	—	—	—	2	(3)	—	—	1	—	1	1	(1)	—

Total Segment Earnings (loss), net of taxes	2,157	943	(106)	(4,218)	(372)	(8,941)	(306)	(33)	151	3,808	(6,917)	—	(6,917)
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	177	—	—	1,381	—	—	—	—	—	—	1,558	—	1,558
Credit guarantee-related adjustments	34	(220)	—	784	—	61	—	(2,057)	—	—	(1,398)	—	(1,398)
Investment sales, debt retirements and fair value-related adjustments	723	—	—	(695)	—	—	—	—	—	—	28	—	28
Fully taxable-equivalent adjustments	(100)	—	—	—	—	—	—	—	—	—	(100)	—	(100)
Reclassifications(1)	868	57	—	(1,014)	—	89	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(3,022)	(3,022)	—	(3,022)

Total reconciling items, net of taxes	1,702	(163)	—	456	—	150	—	(2,057)	—	(3,022)	(2,934)	—	(2,934)

Total per consolidated statements of operations	$3,859	$780	$(106)	$(3,762)	$(372)	$(8,791)	$(306)	$(2,090)	$151	$786	$(9,851)	$—	$(9,851)

	Three Months Ended March 31, 2008
												Less:
										Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$299	$—	$—	$15	$(131)	$—	$—	$(9)	$—	$(61)	$113	$—	$113
Single-family Guarantee	77	895	—	104	(204)	(1,349)	(208)	(19)	—	246	(458)	—	(458)
Multifamily	75	17	(117)	8	(49)	(9)	—	(4)	149	28	98	—	98
All Other	—	—	—	4	(13)	—	—	—	—	7	(2)	(2)	(4)

Total Segment Earnings (loss), net of taxes	451	912	(117)	131	(397)	(1,358)	(208)	(32)	149	220	(249)	(2)	(251)
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	(10)	—	—	(1,184)	—	—	—	—	—	—	(1,194)	—	(1,194)
Credit guarantee-related adjustments	16	(161)	—	4	—	73	—	(106)	—	—	(174)	—	(174)
Investment sales, debt retirements and fair value-related adjustments	103	—	—	1,422	—	—	—	—	—	—	1,525	—	1,525
Fully taxable-equivalent adjustments	(110)	—	—	—	—	—	—	—	—	—	(110)	—	(110)
Reclassifications(1)	348	38	—	(431)	—	45	—	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	53	53	—	53

Total reconciling items, net of taxes	347	(123)	—	(189)	—	118	—	(106)	—	53	100	—	100

Total per consolidated statements of operations	$798	$789	$(117)	$(58)	$(397)	$(1,240)	$(208)	$(138)	$149	$273	$(149)	$(2)	$(151)

(1)	Includes the reclassification of: (a) the accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships from other non-interest income (loss) to net interest income within the Investments segment; (b) implied management and guarantee fees from net interest income to other non-interest income (loss) within our Single-family Guarantee and Multifamily segments; (c) net buy-up and buy-down fees from management and guarantee income to net interest income within the Investments segment; (d) interest income foregone on impaired loans from net interest income to provision for credit losses within our Single-family Guarantee segment; and (e) certain hedged interest benefit (cost) amounts related to trust management income from other non-interest income (loss) to net interest income within our Investments segment.
(2)	2009 includes a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $3.1 billion that is not included in Segment Earnings.

NOTE 17: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares, but are not obligated to participate in undistributed net losses. Consequently, in accordance with EITF 03-6 we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the three months ended March 31, 2009 includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship” for further information. On January 1, 2009, we adopted FSP EITF 03-6-1. Our adoption of this FSP had no significant impact on our earnings (loss) per share.

Diluted earnings (loss) per share are computed as net loss attributable to common stockholders divided by weighted average common shares outstanding — diluted for the period, which considers the effect of dilutive common equivalent shares outstanding. For periods with net income, the effect of dilutive common equivalent shares outstanding includes: (a) the weighted average shares related to stock options (including our employee stock purchase plan); and (b) the weighted average of non-vested restricted shares and non-vested restricted stock units. Such items are included

147	Freddie Mac

in the calculation of weighted average common shares outstanding — diluted during periods of net income, when the assumed conversion of the share equivalents has a dilutive effect. Such items are excluded from the weighted average common shares outstanding — basic.

Table 17.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Three Months Ended
	March 31,
	2009	2008
	(dollars in millions,
	except per share amounts)

Net loss attributable to Freddie Mac	$(9,851)	$(151)
Preferred stock dividends	(378)	(272)
Amount allocated to participating security option holders(1)	—	(1)

Net loss attributable to common stockholders	$(10,229)	$(424)

Weighted average common shares outstanding — basic (in thousands)(2)	3,255,718	646,338
Dilutive potential common shares (in thousands)	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,255,718	646,338

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	8,754	9,221
Basic earnings (loss) per common share	$(3.14)	$(0.66)
Diluted earnings (loss) per common share	$(3.14)	$(0.66)

(1)	Represents distributed earnings during periods of net losses. Effective January 1, 2009, we adopted FSP EITF 03-06-1 and began including distributed and undistributed earnings associated with unvested stock awards, net of amounts included in compensation expense associated with these awards.
(2)	Includes the weighted average number of shares during the first quarter of 2009 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $.00001 per share.

NOTE 18: NONCONTROLLING INTERESTS

The equity and net earnings attributable to the noncontrolling interests in consolidated subsidiaries are reported on our consolidated balance sheets as noncontrolling interest and on our consolidated statements of operations as net (income) attributable to noncontrolling interest. There is no material AOCI associated with the noncontrolling interests recorded on our consolidated balance sheets. The majority of the balances in these accounts relate to our two majority-owned REITs.

In February 1997, we formed two majority-owned REIT subsidiaries funded through the issuance of common stock (99.9% of which is held by us) and a total of $4.0 billion of perpetual, step-down preferred stock issued to third party investors. The dividend rate on the step-down preferred stock was 13.3% from initial issuance through December 2006 (the initial term). Beginning in 2007, the dividend rate on the step-down preferred stock was reduced to 1.0%. Dividends on this preferred stock accrue in arrears. The balance of the two step-down preferred stock issuances as recorded within noncontrolling interest on our consolidated balance sheets totaled $88 million and $89 million at March 31, 2009 and December 31, 2008, respectively. The preferred stock continues to be redeemable by the REITs under certain circumstances described in the preferred stock offering documents as a “tax event redemption.”

On September 19, 2008, the Director of FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the step-down preferred stock of the REITs until FHFA directs otherwise. With regard to dividends on the step-down preferred stock of the REITs held by third parties, there were $5 million of dividends in arrears as of March 31, 2009.

148	Freddie Mac

PART II — OTHER INFORMATION

Throughout PART II of this Form 10-Q, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 11: LEGAL CONTINGENCIES” to our consolidated financial statements for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” section in our 2008 Annual Report, which describes various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

We face significant operational risks if we are required to implement operational and systems changes as a result of proposed amendments to SFAS 140 and FIN 46(R), including that we may not be able to complete the changes on time or prepare timely financial reports.

The FASB has proposed changes to SFAS 140 and FIN 46(R), which may be effective as early as January 2010. If the FASB adopts the changes as proposed, we would be required to consolidate our PC trusts in our financial statements. Implementation of these proposed accounting changes will require us to make significant operational and systems changes. Depending on the effective date ultimately adopted by the FASB and the requirements included in the final standards, it may be difficult or impossible for us to make all such changes in a controlled manner by the effective date. Failure to make such changes by the effective date could adversely affect our ability to prepare timely financial reports.

We expect to devote significant resources and management attention to complete these changes by the effective date, which could adversely affect our ability to accomplish other systems, controls and business related initiatives. For example, we may be required to delay the implementation of, or divert resources from, other initiatives, including efforts to remedy previously identified control weaknesses.

As a result of the short time period to implement these changes, we may need to increase our reliance on manual processes and other temporary systems solutions, creating a higher risk of operational failure. We also may be unable to effectively design and implement the necessary operational and systems changes due to the short implementation period as well as the magnitude and complexity of the changes. These potential developments could increase the risks of future material errors in our reported financial results, which could have a material adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities. Following our entry into conservatorship, we have suspended the operation of our Employee Stock Purchase Plan, or ESPP, and are no longer making grants under our 2004 Stock Compensation Plan, or 2004 Employee Plan, or our 1995 Directors’ Stock Compensation Plan, as amended and restated, or Directors’ Plan. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. We collectively refer to the 2004 Employee Plan and 1995 Employee Plan as the Employee Plans.

During the three months ended March 31, 2009, no stock options were granted or exercised under our Employee Plans or Directors’ Plan. Under our ESPP, no options to purchase shares of common stock were exercised and no options to purchase shares of common stock were granted during the three months ended March 31, 2009. Further, for the three months ended March 31, 2009, under the Employee Plans and Directors’ Plan, no restricted stock units were granted and restrictions lapsed on 1,478,391 restricted stock units.

See “NOTE 11: STOCK-BASED COMPENSATION” in our 2008 Annual Report for more information.

149	Freddie Mac

Dividend Restrictions

Our payment of dividends is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividend Restrictions” in our 2008 Annual Report. Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of March 31, 2009. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock. On March 31, 2009, we paid dividends of $370 million in cash on the senior preferred stock at the direction of the Conservator. We did not declare or pay dividends on any other series of preferred stock outstanding during the three months ended March 31, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended March 31, 2009. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

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

We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 19, 2008, the Director of FHFA, acting as Conservator of Freddie Mac, advised the company of FHFA’s determination that no further preferred stock dividends should be paid by Freddie Mac’s REIT subsidiaries, Home Ownership Funding Corporation and Home Ownership Funding Corporation II. FHFA specifically directed Freddie Mac (as the controlling shareholder of both companies) and the boards of directors of both companies not to declare or pay any dividends on the Step-Down Preferred Stock of the REITs until FHFA directs otherwise. As a result, these companies are in arrears in the payment of dividends with respect to the preferred stock. As of the date of the filing of this report, the total arrearage with respect to such preferred stock held by third parties was $5 million. For more information, see “NOTE 18: NONCONTROLLING INTERESTS” to our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Upon the appointment of FHFA as Conservator on September 6, 2008, the Conservator immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, including, without limitation, the right of holders of Freddie Mac common stock

150	Freddie Mac

to vote with respect to the election of directors and any other matter for which stockholder approval is required or deemed advisable.

On March 25, 2009, FHFA, as Conservator, executed a written consent re-electing each of the individuals listed below who at that time were serving as members of Freddie Mac’s Board of Directors.

Barbara T. Alexander
Linda B. Bammann
Carolyn H. Byrd
Robert R. Glauber
Laurence E. Hirsch
John A. Koskinen
Christopher S. Lynch
Nicolas P. Retsinas
Eugene B. Shanks, Jr.
Anthony A. Williams

This action followed the Board’s adoption on March 20, 2009 of a resolution authorizing the Conservator to elect Directors by written consent in lieu of an annual meeting.

The terms of the Directors elected under the March 25, 2009 consent will continue until the date of the next annual meeting of stockholders or the Conservator executes another written consent for the purpose of electing Directors, whichever occurs first.

ITEM 5. OTHER INFORMATION

Items Not Reported Under Form 8-K

On May 6, 2009, FHFA, acting on our behalf in its capacity as Conservator, and Treasury amended the Purchase Agreement. The principal changes to the Purchase Agreement effected by the amendment are as follows:

•	Treasury’s funding commitment under the Purchase Agreement has been increased from $100 billion to $200 billion;

•	The limit on the size of our mortgage-related investments portfolio as of December 31, 2009 has been increased from $850 billion to $900 billion;

•	The limit on our aggregate indebtedness and the method of calculating such limit have been revised. As amended, without the prior written consent of Treasury, we may not incur indebtedness that would result in our aggregate indebtedness exceeding (i) through and including December 30, 2010, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31, 2009 and (ii) beginning on December 31, 2010, and through and including December 30, 2011, and each year thereafter, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31 of the immediately preceding calendar year. We previously had been prohibited from incurring indebtedness that would result in our aggregate indebtedness exceeding 110% of our aggregate indebtedness as of June 30, 2008, calculated based primarily on the carrying value of our indebtedness as reflected on our GAAP balance sheet;

•	The category of persons covered by the executive compensation restrictions has been expanded. As amended, we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer (as defined by SEC rules) or other executive officer (as defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. This requirement had previously only applied to our named executive officers; and

•	The definition of “indebtedness” in the Purchase Agreement has been revised to provide that “indebtedness” is determined without giving effect to any change that may be made in respect of SFAS 140 or any similar accounting standard.

The amendment to the Purchase Agreement is filed as an exhibit to this Form 10-Q.

Changes to Procedures for Recommending Nominees to Board of Directors

Because FHFA holds all of the voting power of the stockholders during the period of conservatorship, Freddie Mac’s stockholders no longer have the ability to recommend director nominees or vote for the election of the directors of Freddie Mac.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

151	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ John A. Koskinen
John A. Koskinen
Interim Chief Executive Officer
(and principal financial officer)

Date: May 12, 2009

152	Freddie Mac

GLOSSARY

The Glossary includes acronyms, accounting pronouncements and defined terms that are used throughout this Form 10-Q.

Acronyms

AOCI	Accumulated other comprehensive income (loss), net of taxes
ARB	Accounting Research Bulletin
EITF	Emerging Issues Task Force of FASB
Euribor	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FIN	Financial Interpretation Number
FSP	FASB Staff Position
GAAP	Generally accepted accounting principles
IRR	Internal Rate of Return
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
REIT	Real Estate Investment Trust
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOP	Statement of Position
VA	Department of Veteran Affairs

Accounting Pronouncements

EITF 03-6	Participating Securities and the Two-Class Method under FASB Statement No. 128
EITF 99-20	Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34
FIN 46(R)	Consolidation of Variable Interest Entities — an interpretation of ARB No. 51
FSP EITF 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
FSP FAS 157-4	Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
FSP FAS 115-2 and FAS 124-2	Recognition and Presentation of Other-Than-Temporary Impairments
SFAS 5	Accounting for Contingencies
SFAS 107	Disclosures about Fair Value of Financial Instruments
SFAS 109	Accounting for Income Taxes
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125
SFAS 155	Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140
SFAS 157	Fair Value Measurements
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115
SFAS 160	Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51
SFAS 161	Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133
SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

153	Freddie Mac

Defined Terms

Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.

Alt-A loan — Although there is no universally accepted definition of an Alt-A loan, industry participants have used this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the income documentation requirements of the borrower or allow alternative documentation. In determining our Alt-A exposure in loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, which indicate that the loan should be classified as Alt-A.

Adjustable-rate mortgage (ARM) — A mortgage loan with an interest rate that adjusts periodically over the life of the mortgage loan based on changes in a benchmark index.

Basis points (BPS) — One one-hundredth of 1%. This term is commonly used to quote the yields of debt instruments or movements in interest rates.

Buy-downs — Up-front payments that are made to us in connection with the formation of a PC that decrease (i.e., partially prepay) the guarantee fee we will receive over the life of the PC.

Buy-ups — Up-front payments made by us in connection with the formation of a PC that increase the guarantee fee we will receive over the life of the PC.

Cash and other investments portfolio — Our cash and other investments portfolio is comprised of our cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and investments in non-mortgage-related securities.

Charter — The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.

Commercial mortgage-backed security (CMBS) — A security backed by mortgages on commercial property (often including multifamily rental properties) rather than one-to-four family residential real estate.

Conforming loan — A conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is a dollar amount cap on the size of the original principal balance of single-family mortgage loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that conforming loan limits do not decrease from year-to-year. For 2006 to 2009, the base conforming loan limit for a one-unit single-family residence was set at $417,000 with higher limits in certain “high-cost” areas.

Conservator — The Federal Housing Finance Agency, acting in its capacity as conservator of Freddie Mac. For information regarding the rights and powers of our Conservator, see “BUSINESS” in our 2008 Annual Report.

Conventional mortgage — A mortgage loan not guaranteed or insured by the U.S. government.

Convexity — A measure of how much a financial instrument’s duration changes as interest rates change. Convexity is used to measure the sensitivity of a financial instrument’s value to changes in interest rates.

Core spread income — Refers to a fair value estimate of the net current period accrual of income from the spread between mortgage-related investments and debt, calculated on an option-adjusted basis.

Credit enhancement — Any number of different financial arrangements that are designed to reduce credit risk by partially or fully compensating an investor in the event of certain financial losses. Examples of credit enhancements include mortgage insurance, overcollateralization, indemnification agreements, and government guarantees.

Credit guarantee portfolio — The single-family and multifamily mortgage loans we securitize into Freddie Mac issued securities that are acquired by third parties. Also includes other financial guarantees we provide on mortgage loans and mortgage securities held by third parties.

Delinquency — A failure to make timely payments of principal or interest on a mortgage loan. We report single-family delinquency information based on the number of single-family mortgages that are 90 days or more past due or in foreclosure. For multifamily loans, we report delinquency based on the net carrying value of loans that are 90 days or more past due or in foreclosure.

Department of Housing and Urban Development (HUD) — The government agency that was previously responsible for regulation of our mission prior to the Reform Act, when FHFA became our regulator. HUD still has authority over Freddie Mac with respect to fair lending.

Derivative — A financial instrument whose value depends upon the characteristics and value of an underlying financial asset or index, such as a security or commodity price, interest or currency rates, or other financial indices.

154	Freddie Mac

Duration — The weighted average maturity of a financial instrument’s cash flows. Duration is used as a measure of a financial instrument’s price sensitivity to changes in interest rates.

Duration gap — A measure of the difference between the estimated durations of our interest rate sensitive assets and liabilities. We present the duration gap of our financial instruments in units expressed as months. A duration gap of zero implies that the change in value of our interest rate sensitive assets from an instantaneous change in interest rates will be accompanied by an equal and offsetting change in the value of our debt and derivatives, thus leaving the net fair value of equity unchanged.

Fannie Mae — Federal National Mortgage Association.

Federal Housing Finance Agency (FHFA) — FHFA became our regulator as part of the Reform Act. For further information regarding FHFA, see “BUSINESS” in our 2008 Annual Report.

Federal Reserve — Board of Governors of the Federal Reserve System.

FICO score — A credit scoring system developed by Fair, Isaac and Co. FICO scores are the most commonly used credit scores today. FICO scores are ranked on a scale of approximately 300 to 850 points with a higher value indicating a lower likelihood of credit default.

Fixed-rate mortgage — Refers to a mortgage originated at a specific rate of interest that remains constant over the life of the loan.

Foreclosure transfer — Refers to our completion of a transaction provided for by the foreclosure laws of the applicable state, in which the delinquent borrower’s ownership interest in the property is terminated and title to the property is transferred to us or to a third party. State foreclosure laws commonly refer to such transactions as foreclosure sales, sheriff’s sales, or trustee’s sales, among other terms. When we, as mortgage holder, acquire a property in this manner, we pay for it by extinguishing some or all of the mortgage debt.

Ginnie Mae — Government National Mortgage Association.

Government sponsored enterprises (GSEs) — Refers to certain legal entities created by the government, including Freddie Mac, Fannie Mae and the Federal Home Loan Banks.

Guarantee fee — The fee that we receive for guaranteeing the timely payment of principal and interest to mortgage security investors.

Implied volatility — A measurement of how the value of a financial instrument changes due to changes in the market’s expectation of the magnitude of future variations in interest rates. A decrease in implied volatility generally increases the estimated fair value of our mortgage assets and decreases the estimated fair value of our callable debt and options-based derivatives, while an increase in implied volatility generally has the opposite effect.

Interest-only loan / interest-only mortgage — A mortgage loan that allows the borrower to pay only interest (either fixed-rate or adjustable-rate) for a fixed period of time before principal amortization payments are required to begin. After the end of the interest-only period, the borrower can choose to refinance the loan, pay the principal balance in total, or begin paying the monthly scheduled principal due on the loan.

Lending Agreement — An agreement entered into with Treasury in September 2008, which established a secured lending facility that is available until December 31, 2009. For further information regarding the Lending Agreement, see “BUSINESS” in our 2008 Annual Report.

Liquidation preference — Generally refers to an amount that holders of preferred securities are entitled to receive out of available assets, upon liquidation of a company. The initial liquidation preference of our senior preferred stock was $1.0 billion. The aggregate liquidation preference of our senior preferred stock includes the initial liquidation preference plus amounts funded by Treasury under the Purchase Agreement. In addition, dividends and periodic commitment fees not paid in cash are added to the liquidation preference of the senior preferred stock. We may make payments to reduce the liquidation preference of the senior preferred stock only in limited circumstances.

Low-income housing tax credit (LIHTC) partnerships — We invest as a limited partner in LIHTC partnerships, which are formed for the purpose of providing funding for affordable multifamily rental properties. These LIHTC partnerships invest directly in limited partnerships that own and operate multifamily rental properties that are eligible for federal low-income housing tax credits. Although the LIHTC partnerships generate operating losses, we could realize a return on our investment through reductions in income tax expense that result from low-income housing tax credits and the deductibility of the operating losses of these partnerships.

Loan-to-value (LTV) ratio — The ratio of the unpaid principal amount of a mortgage loan to the value of the property that serves as collateral for the loan, expressed as a percentage. Loans with high LTV ratios generally tend to have a higher risk of default and, if a default occurs, a greater risk that the amount of the gross loss will be high compared to

155	Freddie Mac

loans with lower LTV ratios. We report LTV ratios based solely on the amount of a loan purchased or guaranteed by us, generally excluding any second lien mortgages.

Mandatory target capital surplus — A surplus over our statutory minimum capital requirement imposed by FHFA. The mandatory target capital surplus, established in January 2004, was originally 30% and subsequently reduced to 20% in March 2008. As announced by FHFA on October 9, 2008, this FHFA-directed capital requirement will not be binding during the term of conservatorship.

Monolines — Companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets.

Mortgage assets — Refers to both mortgage loans and the mortgage-related securities we hold in our mortgage-related investments portfolio.

Making Home Affordable Program (MHA Program) — Formerly known as the Housing Affordability and Stability Plan, the MHA Program was announced by the Obama Administration in February 2009. The MHA Program is designed to help in the housing recovery by promoting liquidity and housing affordability, and expanding foreclosure prevention efforts and setting market standards. The MHA Program includes (i) Home Affordable Refinance, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into more affordable monthly payments, and (ii) the Home Affordable Modification program, which commits U.S. government, Freddie Mac and Fannie Mae funds to keep eligible homeowners in their homes by preventing avoidable foreclosures.

Mortgage-related investments portfolio — Our investment portfolio, which consists principally of mortgage-related securities and mortgage loans. For further information regarding our mortgage-related investments portfolio, see “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” in our 2008 Annual Report.

Mortgage-to-debt option-adjusted spread (OAS) — The net option-adjusted spread between the mortgage and agency debt sectors. This is an important factor in determining the level of net interest yield on a new mortgage asset. Higher mortgage-to-debt OAS means that a newly purchased mortgage asset is expected to provide a greater return relative to the cost of the debt issued to fund the purchase of the asset and, therefore, a higher net interest yield. Mortgage-to-debt OAS tends to be higher when there is weak demand for mortgage assets and lower when there is strong demand for mortgage assets.

Moving Treasury Average (MTA) loan — These are a type of option ARM, indexed to the MTA. The MTA provides an average of the previous twelve monthly values of the one-year U.S. Treasury constant maturity index.

Multifamily mortgage — A mortgage loan secured by a property with five or more residential rental units.

Net worth — The amount by which our total assets exceed our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP. With our adoption of SFAS 160 on January 1, 2009, our net worth is now equal to our total equity (deficit).

Office of Federal Housing Enterprise Oversight (OFHEO) — Our former safety and soundness regulator, prior to FHFA’s establishment under the Reform Act.

Option-adjusted spread (OAS) — An estimate of the incremental yield spread between a particular financial instrument (e.g., a security, loan or derivative contract) and a benchmark yield curve (e.g., LIBOR or agency or Treasury securities). This includes consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options.

Option ARM loan — Mortgage loans that permit a variety of repayment options, including minimum, interest only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance.

Participation Certificates (PCs) — Securities that we issue as part of a securitization transaction. Typically we purchase mortgage loans from parties who sell mortgage loans, place a pool of loans into a PC trust and issue PCs from that trust. The PC trust agreement includes a guarantee that we will supplement the mortgage payments received by the PC trust in order to make timely payments of interest and scheduled principal to fixed-rate PC holders and timely payments of interest and ultimate payment of principal to adjustable-rate PC holders. The PCs are generally transferred to the seller of the mortgage loans in consideration of the loans or are sold to outside third party investors if we purchased the mortgage loans for cash.

156	Freddie Mac

Portfolio Market Value Sensitivity (PMVS) — Our primary interest rate risk measurement. PMVS measures are estimates of the amount of average potential pre-tax loss in the market value of our net assets due to parallel (PMVS-L) and non-parallel (PMVS-YC) changes in LIBOR.

Primary mortgage market — The market where lenders originate mortgage loans and lend funds to borrowers. We do not lend money directly to homeowners, and do not participate in this market.

Primary Mortgage Market Survey (PMMS) — Represents the national average mortgage commitment rate to a qualified borrower exclusive of the fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Purchase Agreement / Senior Preferred Stock Purchase Agreement — An agreement with Treasury entered into on September 7, 2008, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009. For further information regarding our Purchase Agreement, see “BUSINESS” in our 2008 Annual Report.

Qualifying Special Purpose Entity (QSPE) — A term used within SFAS 140 to describe a particular trust or other legal vehicle that is demonstrably distinct from the transferor, has significantly limited permitted activities and may only hold certain types of assets, such as passive financial assets. The securitization trusts that are used for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities are QSPEs. Generally, the trusts’ classification as QSPEs exempts them from the scope of FIN 46(R) and therefore they are not recorded on our consolidated balance sheets.

Real Estate Mortgage Investment Conduit (REMIC) — A type of multi-class mortgage-related security that divides the cash flows (principal and interest) of the underlying mortgage-related assets into two or more classes that meet the investment criteria and portfolio needs of different investors.

Real estate owned (REO) — Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.

Reform Act — The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 by establishing a single regulator, FHFA, for the GSEs.

Secondary mortgage market — A market consisting of institutions engaged in buying and selling mortgages in the form of whole loans (i.e., mortgages that have not been securitized) and mortgage-related securities. We participate in the secondary mortgage market by purchasing mortgage loans and mortgage-related securities for investment and by issuing guaranteed mortgage-related securities, principally PCs.

Senior preferred stock — The shares of Variable Liquidation Preference Senior Preferred Stock issued to Treasury under the Purchase Agreement.

Single-family mortgage — A mortgage loan secured by a property containing four or fewer residential dwelling units.

Spread — The difference between the yields of two debt securities, or the difference between the yield of a debt security and a benchmark yield, such as LIBOR.

Strips — Mortgage pass-through securities created by separating the principal and interest payments on a pool of mortgage loans. A principal-only strip entitles the security holder to principal cash flows, but no interest cash flows, from the underlying mortgages. An interest-only strip entitles the security holder to interest cash flows, but no principal cash flows, from the underlying mortgages.

Structured Securities — Single- and multi-class securities issued by Freddie Mac that represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. Single-class Structured Securities pass through the cash flows (principal and interest) on the underlying mortgage-related assets. Multi-class Structured Securities divide the cash flows of the underlying mortgage-related assets into two or more classes that meet the investment criteria and portfolio needs of different investors. Our principal multi-class Structured Securities qualify for tax treatment as REMICs.

Structured Transactions — Transactions in which Structured Securities are issued to third parties in exchange for non-Freddie Mac mortgage-related securities, which are transferred to trusts specifically created for the purpose of issuing securities or certificates in the Structured Transaction. These trusts issue various senior interests, subordinated interests or both. We purchase interests, including senior interests, of the trusts and simultaneously issue guaranteed Structured Securities backed by these interests. Although Structured Transactions generally have underlying mortgage loans with higher risk characteristics, they may afford us credit protection from losses due to the underlying structure employed and additional credit enhancement features.

157	Freddie Mac

Subprime — Subprime generally refers to the credit risk classification of a loan. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards such as limited or no documentation of a borrower’s income.

Swaption — An option contract to enter into an interest rate swap. In exchange for an option premium, a buyer obtains the right but not the obligation to enter into a specified swap agreement with the issuer on a specified future date.

Total mortgage portfolio — Includes mortgage loans and mortgage-related securities held on our consolidated balance sheet as well as the balances of PCs, Structured Securities and other financial guarantees on mortgage loans and securities held by third parties. Guaranteed PCs and Structured Securities held by third parties are not included on our consolidated balance sheets.

Treasury — U.S. Department of the Treasury.

Variable Interest Entity (VIE) — A VIE is an entity: (a) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party; or (b) where the group of equity holders does not have: (i) the ability to make significant decisions about the entity’s activities; (ii) the obligation to absorb the entity’s expected losses; or (iii) the right to receive the entity’s expected residual returns.

Warrant — Refers to the warrant we issued to Treasury on September 8, 2008 as part of the Purchase Agreement. The warrant provides Treasury the ability to purchase shares of our common stock equal to 79.9% of the total number of shares of Freddie Mac common stock outstanding on a fully diluted basis on the date of exercise.

Yield curve — A graphical display of the relationship between yields and maturity dates for bonds of the same credit quality. The slope of the yield curve is an important factor in determining the level of net interest yield on a new mortgage asset, both initially and over time. For example, if a mortgage asset is purchased when the yield curve is inverted, with short-term rates higher than long-term rates, our net interest yield on the asset will tend to be lower initially and then increase over time. Likewise, if a mortgage asset is purchased when the yield curve is steep, with short-term rates lower than long-term rates, our net interest yield on the asset will tend to be higher initially and then decrease over time.

158	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated April 3, 2009
10.1	PC Master Trust Agreement, dated March 24, 2009
10.2
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009)*

10.3	2009 Officer Short-Term Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009)*
10.4	2009 Long-Term Incentive Award Program (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009)*
10.5
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)*

10.6
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator

12.1	Statement re: computation of ratio of earnings to fixed charges
12.2	Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Interim Chief Executive Officer (and principal financial officer) pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Interim Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350

*	This exhibit is a management contract or compensatory plan or arrangement.

159	Freddie Mac