Form 10-Q
period 2009-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2009-08-07
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, there were 648,305,154 shares of the registrant’s common stock outstanding.

*	Throughout this Quarterly Report on Form 10-Q, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

i	Freddie Mac

FINANCIAL STATEMENTS

ii	Freddie Mac

PART I — FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements, which may include statements pertaining to the conservatorship and our current expectations and objectives for internal control remediation efforts, future business plans, liquidity, capital management, economic and market conditions and trends, market share, legislative and regulatory developments, implementation of new accounting standards, credit losses, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. You should not rely unduly on our forward-looking statements. Actual results might differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in (i) Management’s Discussion and Analysis, or MD&A, “MD&A — FORWARD-LOOKING STATEMENTS” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Annual Report, and our Form 10-Q for the first quarter of 2009 and (ii) the “BUSINESS” section of our 2008 Annual Report. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Throughout PART I of this Form 10-Q, including the Financial Statements and MD&A, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and six months ended June 30, 2009 and our 2008 Annual Report.

Overview

Freddie Mac was chartered by Congress in 1970 with a public mission to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities. We also guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as our assets. We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities.

We had net income attributable to Freddie Mac of $0.8 billion for the second quarter of 2009 and total equity of $8.2 billion as of June 30, 2009. Net loss attributable to common stockholders was $374 million for the second quarter of 2009, reflecting the payment of $1.1 billion of dividends in cash on the senior preferred stock. As discussed below, total equity benefited from the cumulative effect of a change in accounting principle, which increased total equity by $5.1 billion. Our financial results for the second quarter of 2009 reflect the favorable impact on the fair value of our derivatives and on our investment activities of the steepening of the yield curve, as short-term rates decreased and long-term rates increased, as well as spread tightening. This favorable impact was partially offset by large credit-related expenses and losses on loans purchased due to loan modification. Second quarter net income also reflects a decrease in our provision for credit losses that we estimate to be approximately $1.4 billion related to an enhancement to our methodology for estimating loan loss reserves.

We expect a variety of factors will place downward pressure on our financial results in future periods, and could cause us to incur GAAP net losses. Key factors include the potential for continued deterioration in the housing market, which could increase credit-related expenses and security impairments, adverse changes in interest rates and spreads, which could result in mark-to-market losses, and our efforts under the MHA Program and other government initiatives, some of which are expected to have an adverse impact on our financial results. We believe that the recent modest home price improvements were largely seasonal, and expect home price declines in future periods. Consequently, our provisions for credit losses will likely remain high during the remainder of 2009 and increase above the level recognized in the second quarter. To the extent we incur GAAP net losses in future periods, we will likely need to take additional draws under the Purchase Agreement. In addition, due to the substantial dividend obligation on the senior

1	Freddie Mac

preferred stock, we expect to continue to record net losses attributable to common stockholders in future periods. For a discussion of factors that could result in additional draws, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Adequacy”.

On July 21, 2009, we announced that our Board of Directors named Charles E. Haldeman, Jr. as our Chief Executive Officer. We expect that Mr. Haldeman’s employment will begin on August 10, 2009. We also announced that Mr. Haldeman was elected as a member of the Board, effective the date his employment commences. Mr. Haldeman will succeed John A. Koskinen, who has been serving as our Interim Chief Executive Officer and performing the function of principal financial officer and who will return to the position of Non-Executive Chairman of the Board.

Business Objectives

We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA as our Conservator. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and to management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business.

We have changed certain business practices and other non-financial objectives to provide support for the mortgage market in a manner that serves public policy, but that may not contribute to profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities in the near term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement with Treasury, may adversely impact our results, including our segment results.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. However, we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term. As discussed below in “Legislative and Regulatory Matters — Pending and Proposed Legislation and Related Matters,” Treasury and HUD, in consultation with other government agencies, are expected to develop legislative recommendations for the future of the GSEs.

Our current focus and purpose is to meet the urgent liquidity needs of the U.S. mortgage market, lower costs for borrowers and support the recovery of the housing market and U.S. economy. Through our role in the Obama Administration’s initiatives, including the MHA Program, we are working to meet the needs of the mortgage market, in line with our mission, by making homeownership and rental housing more affordable, minimizing foreclosures and helping families keep their homes.

MHA Program and Other Efforts to Assist the Housing Market

We are working with our Conservator to help distressed homeowners through initiatives that support the MHA Program (previously known as the Homeowner Affordability and Stability Plan), which was announced by the Obama Administration in February 2009. We have also implemented a number of other initiatives to assist the U.S. residential mortgage market and help families keep their homes, some of which were undertaken at the direction of FHFA. The more significant initiatives are discussed below.

The MHA Program includes:

•	Home Affordable Refinance, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into more affordable monthly payments. The Freddie Mac Relief Refinance Mortgagesm is our implementation of Home Affordable Refinance. We began purchasing loans under our program in April 2009, and as of June 30, 2009 we had purchased approximately 28,500 loans totaling $5.1 billion in unpaid principal balance originated under this initiative. The Administration’s Home Affordable Refinance effort is targeted at borrowers with current LTV ratios above 80%; however, our implemented program also allows borrowers with LTV ratios below 80% to participate. In July 2009, we announced that borrowers who have mortgages with current LTV ratios up to 125% would be allowed to participate in this program.

•	Home Affordable Modification Program, or HAMP, which commits U.S. government, Freddie Mac and Fannie Mae funds to avoid foreclosure and keep eligible homeowners in their homes through mortgage modifications. We are working with servicers and borrowers to pursue modifications under HAMP, which requires that each borrower complete a three month trial period before the modification becomes effective. Based on information provided by certain of our largest servicers who service a majority of our loans, approximately 16,000 loans that we own or guarantee started the trial period portion of the HAMP process as of June 30, 2009. We expect a significant increase in the number of loans in the trial period as HAMP expands and we receive additional results from our servicers. Freddie Mac will bear the full cost of the monthly payment reductions related to

2	Freddie Mac

modifications of loans we own or guarantee, and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury.

•	Second Lien Program, also known as 2MP, which will offer incentive payments to borrowers, servicers and investors (other than us and Fannie Mae), for modifications and principal reductions on second lien mortgages in certain circumstances. This program is intended to help facilitate greater modifications of second lien mortgages, but has not yet been implemented.

•	Short Sale and Deed-in-Lieu Program, which will offer borrowers who are ineligible to participate in HAMP the ability to sell their homes for amounts that are not sufficient for a full payoff of the borrower’s mortgage debt and for lenders to accept such amounts. This program has not yet been implemented.

At present, it is difficult for us to predict the full impact of the MHA Program on us. However, to the extent our borrowers participate in HAMP in large numbers, it is likely that the costs we incur, including the servicer and borrower incentive fees, will be substantial. In addition, we continue to devote significant internal resources to the implementation of the various initiatives under the MHA Program. It is not possible at present to estimate the extent to which costs, incurred in the near term, may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

Our other efforts to assist the U.S. housing market include:

Increase in our Mortgage Portfolio Activity.  Since we entered into conservatorship in September 2008, we have been providing additional liquidity to the mortgage market, including by acquiring and holding increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio, subject to the limitation on the size of such portfolio as set forth in the Purchase Agreement. However, our mortgage-related investments portfolio decreased during the second quarter of 2009, due to a relative lack of favorable investment opportunities.

Temporary Foreclosure and Eviction Suspensions.  In order to allow our mortgage servicers time to implement our more recent modification programs and provide additional relief to troubled borrowers, we temporarily suspended all foreclosure transfers of occupied homes for certain periods. On March 7, 2009, we suspended foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under HAMP. In addition, we temporarily suspended the eviction process for occupants of foreclosed homes from November 26, 2008 through April 1, 2009.

Increased Foreclosure Alternatives.  In the second quarter of 2009, we completed approximately 29,400 foreclosure alternative agreements, excluding loans in trial-period payment plans under HAMP, with borrowers out of the estimated 415,000 single-family loans in our single-family mortgage portfolio that were or became delinquent (90 days or more past due or in foreclosure) during the second quarter of 2009.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We also receive substantial support from the Federal Reserve. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we receive from the government include the following:

•	On May 6, 2009, FHFA, acting on our behalf in its capacity as Conservator, and Treasury amended the Purchase Agreement to, among other items: (i) increase the funding available under the Purchase Agreement from $100 billion to $200 billion; (ii) increase the limit on our mortgage-related investments portfolio (which is based on the carrying value of such assets as reflected on our GAAP balance sheet) as of December 31, 2009 from $850 billion to $900 billion; and (iii) revise the limit on our aggregate indebtedness and the method of calculating such limit. The amendment also expands the category of persons covered by the restrictions on executive compensation contained in the Purchase Agreement.

•	On June 30, 2009 and March 31, 2009, we received $6.1 billion and $30.8 billion, respectively, in funding from Treasury under the Purchase Agreement, which increased the aggregate liquidation preference of the senior preferred stock to $51.7 billion as of June 30, 2009. We received these funds pursuant to draw requests made to address the deficits in our net worth as of March 31, 2009 and December 31, 2008, respectively. On June 30, 2009 and March 31, 2009, we paid dividends of $1.1 billion and $370 million, respectively, in cash on the senior preferred stock to Treasury for the three months ended June 30, 2009 and March 31, 2009, respectively, at the direction of the Conservator.

3	Freddie Mac

•	According to information provided by Treasury, it held $151.1 billion of mortgage-related securities issued by us and Fannie Mae as of June 30, 2009 under the purchase program it announced in September 2008.

•	According to information provided by the Federal Reserve, as of July 29, 2009 it had net purchases of $246.3 billion of our mortgage-related securities under the purchase program it announced in November 2008 and held $39.6 billion of our direct obligations.

At June 30, 2009, our assets exceeded our liabilities by $8.2 billion. Because we had a positive net worth as of June 30, 2009, FHFA has not submitted a draw request on our behalf to Treasury for additional funding under the Purchase Agreement. The aggregate liquidation preference of the senior preferred stock is $51.7 billion and the amount remaining under the Treasury’s funding agreement is $149.3 billion as of June 30, 2009. The corresponding annual cash dividends payable to Treasury are $5.2 billion, which exceeds our annual historical earnings in most periods. We expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could affect our net worth.

For more information on the terms of the conservatorship, the powers of our Conservator and certain of the initiatives, programs and agreements described above, see “BUSINESS — Conservatorship and Related Developments” in our 2008 Annual Report.

Housing and Economic Conditions and Impact on Second Quarter 2009 Results

Our financial results for the second quarter of 2009 reflect the continuing adverse economic conditions in the U.S., which deteriorated dramatically during the last half of 2008 and have continued to deteriorate in 2009. During the first half of 2009, there have been some positive housing market developments, including higher volumes of home sales and modest improvements in national home prices, which we believe to be largely seasonal. However, the U.S. recession has deepened, and there were significant increases in unemployment rates which, coupled with declines in household wealth, have contributed to increases in residential mortgage delinquency rates. Much of the increase in home sales reflects distressed home sales, including higher short sales and sales of foreclosed properties in the market. As a result, we continue to experience significant credit-related expenses, and our provision for credit losses was $5.2 billion in the second quarter of 2009, principally due to increased estimates of incurred losses caused by the deteriorating economic conditions, which were evidenced by our increased rates of delinquency, the significant volume of REO acquisitions and an increase in our single-family non-performing assets.

Although home prices nationwide increased an estimated 3.2% in the second quarter of 2009 (and an estimated 1.4% during the first half of 2009) based on our own internal index, which is based on properties underlying our single-family mortgage portfolio, home prices have suffered significant declines in nearly all regions and states in the last 12 months. The percentage decline in home prices in the last 12 months has been particularly large in the states of California, Florida, Arizona and Nevada, where we have significant concentrations of mortgage loans. The second quarter of the year is historically a strong period for home sales. This seasonal strength, combined with the fact that many financial institutions have maintained foreclosure suspensions during the first half of 2009, may have contributed to the increase in home prices during the period. We expect that when these temporary foreclosure suspensions are lifted and the seasonal peak in home sales has passed, there will likely be further downward pressure on home prices over the remainder of the year, which would likely result in increased credit related expenses. Unemployment rates have worsened significantly in the second quarter of 2009, and the national unemployment rate increased to 9.5% at June 30, 2009 as compared to 8.5% at March 31, 2009. Certain states have experienced much higher unemployment rates, such as California, Florida, Michigan and Nevada, where the unemployment rate reached 11.6%, 10.6%, 15.2% and 12.0%, respectively, at June 30, 2009. These states comprise approximately 25% of loans in our single-family mortgage portfolio as of June 30, 2009. Many financial institutions have continued to remain cautious in their lending activities during the second quarter of 2009. Although there was overall improvement in credit and liquidity conditions during the second quarter, credit spreads for both mortgage and corporate loans remained higher than before the start of the recession.

These macroeconomic conditions and other factors, such as our temporary suspensions of foreclosure transfers of occupied homes, contributed to a substantial increase in the number and aging of delinquent loans in our single-family mortgage portfolio during the second quarter of 2009. While temporary suspensions of foreclosure transfers and recent loan modification efforts reduced the rate of growth in our charge-offs and REO acquisitions during the second quarter of 2009, our provision for credit losses includes expected losses on those foreclosures currently suspended. We also observed a continued increase in market-reported delinquency rates for mortgages serviced by financial institutions, not only for subprime and Alt-A loans but also for prime loans, and we experienced significant increases in delinquency rates for all product types during the second quarter of 2009. Additionally, as the slump in the U.S. housing market has

4	Freddie Mac

persisted for approximately two years, increasing numbers of borrowers that previously had significant equity are now “underwater,” or owing more on their mortgage loans than their homes are currently worth.

Multifamily housing fundamentals have also further deteriorated during the second quarter of 2009, reflecting the increasing unemployment rate and tightened credit of consumers and institutional borrowers. Home ownership is also becoming more affordable, due to home price declines that have occurred over the past several years. Consequently, multifamily properties have experienced declining rent levels and vacancy rates have recently risen to multi-year highs, which has negatively impacted multifamily property cash flows. As a result, our multifamily delinquency rate increased from 9 basis points as of March 31, 2009 to 11 basis points as of June 30, 2009. Despite challenging conditions, in June 2009 we completed a structured securitization transaction with multifamily mortgage loans totaling approximately $1 billion, which was one of the first large commercial mortgage bond issuances in the CMBS market this year.

The continued weakness in housing market conditions during the second quarter of 2009 also led to a further decline in the performance of the non-agency mortgage-related securities in our mortgage-related investments portfolio. Mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans, have significantly greater concentrations in the states that are undergoing the greatest stress, including California, Florida, Arizona and Nevada. As a result of these and other factors, we recorded $2.2 billion of net impairments of available-for-sale securities recognized in earnings during the second quarter of 2009.

There were some other positive signs of economic recovery in the U.S. during the second quarter of 2009, including a significant wave of single-family loan refinancing as mortgage interest rates dipped to near record lows in March and April. Approximately 87% of our single-family mortgage purchases were refinance loans during the second quarter of 2009 as compared to 66% during the second quarter of 2008.

Consolidated Results of Operations — Second Quarter 2009

We adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. FSP FAS 115-2 and FAS 124-2 amends the recognition, measurement and presentation of other-than-temporary impairments of debt securities, and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. This guidance changes (a) the method of determining whether an other-than-temporary impairment exists, and (b) the amount of an impairment charge to be recorded in earnings. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for further disclosures regarding our investments in securities and other-than-temporary impairments.

Net income (loss) was $767 million and $(819) million for the second quarters of 2009 and 2008, respectively. Net income increased in the second quarter of 2009 compared to the second quarter of 2008, principally due to higher net interest income, derivative gains and fair value gains on trading securities, compared to these items during the second quarter of 2008. These income and gains for the second quarter of 2009 were partially offset by increased credit-related expenses, which consist of the provision for credit losses and REO operations expense, and increased losses on loans purchased, compared to the second quarter of 2008. Although we reported net income in the second quarter of 2009, the dividends on the senior preferred stock resulted in net loss attributable to common stockholders for the period.

Net interest income was $4.3 billion for the second quarter of 2009, compared to $1.5 billion for the second quarter of 2008. As compared to the second quarter of 2008, we held higher amounts of fixed-rate agency mortgage-related securities in our mortgage-related investments portfolio and had lower funding costs, due to significantly lower interest rates on our short- and long-term borrowings during the three months ended June 30, 2009.

Non-interest income was $3.2 billion for the three months ended June 30, 2009, compared to non-interest income of $56 million for the three months ended June 30, 2008. The increase in non-interest income in the second quarter of 2009 was primarily due to a decrease in losses on investment activity of $1.9 billion as well as increased gains on our guarantee asset of $0.7 billion and derivatives portfolio, excluding foreign-currency related effects, of $1.2 billion. The decrease in losses on investment activity during the second quarter of 2009 was principally attributed to fair value gains on mortgage-related securities classified as trading of $0.6 billion compared to fair value losses on trading securities of $2.3 billion during the second quarter of 2008. This was partially offset by higher impairment-related losses primarily recognized on available-for-sale non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans during the quarter, which increased to $2.2 billion in the second quarter of 2009, compared to $1.0 billion in the second quarter of 2008.

Non-interest expenses increased to $6.9 billion in the second quarter of 2009 from $3.4 billion in the second quarter of 2008 due to higher credit-related expenses and losses on loans purchased. Credit-related expenses totaled $5.2 billion and $2.8 billion for the second quarters of 2009 and 2008, respectively, and included our provision for

5	Freddie Mac

credit losses of $5.2 billion and $2.5 billion, respectively. The increase in provision for credit losses was due to continued credit deterioration in our single-family mortgage portfolio, primarily from further increases in delinquency rates and higher loss severities on a per-property basis. During the second quarter of 2009, we enhanced our model for estimating credit losses on single-family loans. We estimate this change reduced our estimate of loan loss reserves, and consequently our provision for credit losses, by approximately $1.4 billion in the second quarter of 2009. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses” for additional information on these changes to our loan loss reserve model. Losses on loans purchased increased to $1.2 billion for the second quarter of 2009, compared to $120 million for the second quarter of 2008, due to a higher volume of purchases of modified loans out of PCs during the second quarter of 2009. Administrative expenses totaled $383 million for the second quarter of 2009, down from $404 million for the second quarter of 2008, primarily due to a reduction in short-term compensation expenses and other cost reduction measures.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Certain activities that are not part of a segment are included in the All Other category. We manage and evaluate performance of the segments and All Other using a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. Segment Earnings differ significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP.

Table 1 presents Segment Earnings by segment and the All Other category and includes a reconciliation of Segment Earnings to net income (loss) prepared in accordance with GAAP.

Table 1 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Segment Earnings, net of taxes:
Investments	$158	$793	$(1,414)	$906
Single-family Guarantee	(3,552)	(1,388)	(9,037)	(1,846)
Multifamily	50	118	190	216
All Other	(8)	144	(8)	140
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	2,800	527	4,358	(667)
Credit guarantee-related adjustments	2,354	1,818	956	1,644
Investment sales, debt retirements and fair value-related adjustments	900	(3,096)	928	(1,571)
Fully taxable-equivalent adjustments	(98)	(105)	(198)	(215)

Total pre-tax adjustments	5,956	(856)	6,044	(809)
Tax-related adjustments(1)	(1,836)	368	(4,858)	421

Total reconciling items, net of taxes	4,120	(488)	1,186	(388)

Net income (loss) attributable to Freddie Mac	$768	$(821)	$(9,083)	$(972)

(1)	Includes a non-cash charge, net related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $(184) million and $2.9 billion that is not included in Segment Earnings for the three and six months ended June 30, 2009, respectively.

Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) for certain investment-related activities and credit guarantee-related activities. Segment Earnings includes certain reclassifications among income and expense categories that have no impact on net income (loss) but provide us with a meaningful metric to assess the performance of each segment and our company as a whole. Segment Earnings does not include the effect of the establishment of the valuation allowance against our deferred tax assets, net. For more information on Segment Earnings, including the adjustments made to GAAP net income (loss) to calculate Segment Earnings and the limitations of Segment Earnings as a measure of our financial performance, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements.

Consolidated Balance Sheets Analysis

During the six months ended June 30, 2009, total assets increased by $41.3 billion to $892.3 billion while total liabilities increased by $2.5 billion to $884.1 billion. Total equity (deficit) was $8.2 billion at June 30, 2009 compared to $(30.6) billion at December 31, 2008. See below for the key drivers of these changes in our consolidated balance sheet as of June 30, 2009.

Our cash and other investments portfolio increased by $9.1 billion during the six months ended June 30, 2009 to $73.3 billion, primarily due to an $11.9 billion increase in non-mortgage-related trading securities. On June 30, 2009,

6	Freddie Mac

we received $6.1 billion from Treasury under the Purchase Agreement pursuant to a draw request that FHFA submitted to Treasury on our behalf to address the deficit in our net worth as of March 31, 2009. The unpaid principal balance of our mortgage-related investments portfolio increased 3%, or $25.1 billion, during the six months ended June 30, 2009 to $829.8 billion. The increase in our mortgage-related investments portfolio resulted from our acquiring and holding increased amounts of mortgage loans and mortgage-related securities to provide additional liquidity to the mortgage market, and, to a lesser degree, favorable investment opportunities for agency securities, primarily in the first quarter of 2009, as a result of continued lack of liquidity in the market. Deferred tax assets, net increased $1.5 billion during the six months ended June 30, 2009 to $16.9 billion, primarily attributable to the increase in the net loss in AOCI, net of taxes, as discussed below.

Short-term debt decreased by $91.0 billion during the six months ended June 30, 2009 to $344.1 billion, and long-term debt increased by $84.9 billion to $492.8 billion. As a result, our outstanding short-term debt, including the current portion of long-term debt, has decreased as a percentage of our total debt outstanding to 41% at June 30, 2009 from 52% at December 31, 2008. The increase in our long-term debt reflects the improvement during the first half of 2009 of spreads on our debt and our increased access to the debt markets primarily as a result of the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program. Additionally, our reserve for guarantee losses on PCs increased by $9.4 billion to $24.4 billion during the six months ended June 30, 2009 as a result of probable incurred losses, primarily attributable to the overall macroeconomic environment with declining home values, higher mortgage delinquency rates, and increasing unemployment.

Total equity (deficit) increased from $(30.6) billion at December 31, 2008 to $8.2 billion at June 30, 2009, reflecting the $36.9 billion we received from Treasury under the Purchase Agreement during the first six months of 2009 and a net increase in retained earnings (accumulated deficit) as a result of the adoption of FSP FAS 115-2 and FAS 124-2. Upon our adoption of this accounting guidance, we recognized a cumulative-effect adjustment of $15.0 billion to our opening balance of retained earnings (accumulated deficit) on April 1, 2009, and a corresponding adjustment of $(9.9) billion, net of tax, to AOCI. The cumulative effect adjustment reclassified the non-credit component of other-than-temporary impairments on our non-agency mortgage-related securities from retained earnings (accumulated deficit) (i.e., previously expensed) to AOCI. The difference between these adjustments of $5.1 billion represents an increase in total equity primarily resulting from the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required related to the cumulative-effect adjustment. These increases in total equity (deficit) were partially offset by a $9.1 billion net loss and $1.5 billion of senior preferred stock dividends for the six months ended June 30, 2009. In addition, the net loss in AOCI, net of taxes, increased by $2.5 billion, resulting largely from the cumulative-effect adjustment of the adoption of FSP FAS 115-2 and FAS 124-2, partially offset by the unrealized gains on our agency mortgage-related securities and the recognition of other-than-temporary impairments in earnings related to our non-agency mortgage-related securities.

Consolidated Fair Value Results

During the three months ended June 30, 2009, the fair value of net assets, before capital transactions, increased by $5.4 billion compared to no change during the three months ended June 30, 2008. The fair value of net assets as of June 30, 2009 was $(70.5) billion, compared to $(80.9) billion as of March 31, 2009. Included in our fair value results for the three months ended June 30, 2009 are the $6.1 billion of funds received from Treasury on June 30, 2009 under the Purchase Agreement, partially offset by the $1.1 billion of dividends paid in cash to Treasury on our senior preferred stock. The increase in the fair value of our net assets, before capital transactions, during the second quarter of 2009 was principally related to an increase in the fair value of our mortgage-related investments portfolio, resulting from higher core spread income and net tightening of mortgage-to-debt OAS.

Liquidity and Capital Resources

Liquidity

Our access to the debt markets has improved since the height of the credit crisis in the fall of 2008. We attribute this improvement to the continued support of Treasury and the Federal Reserve. During the second quarter of 2009, the Federal Reserve continued to be an active purchaser in the secondary market of our long-term debt under its purchase program as discussed below and, as a result, spreads on our debt remained favorable. Debt spreads generally refer to the difference between the yields on our debt securities and the yields on a benchmark index or security, such as LIBOR or Treasury bonds of similar maturity. During the second quarter of 2009, we were able to increase our use of long-term and callable debt to fund our operations, and reduce our use of short-term debt. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2008 Annual Report for more information on our debt funding activities and risks posed by current market challenges and “RISK FACTORS” in our 2008 Annual Report for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

7	Freddie Mac

Treasury and the Federal Reserve have taken a number of actions affecting our access to debt financing, including the following:

•	Treasury entered into the Lending Agreement with us on September 18, 2008, under which we may request funds through December 31, 2009. As of June 30, 2009, we had not borrowed under the Lending Agreement. As such, use of the Lending Agreement has not been tested as a component of our liquidity contingency plan.

•	The Federal Reserve has implemented a program to purchase, in the secondary market, up to $200 billion in direct obligations of Freddie Mac, Fannie Mae, and the FHLBs.

Our improved access to the unsecured debt markets may not continue upon completion or termination of the government actions noted above. Any reduction in government support for our debt funding program could adversely affect our ability to issue long-term debt. The Lending Agreement is scheduled to expire on December 31, 2009. Upon expiration of the Lending Agreement, we will not have a liquidity backstop available to us (other than Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent authority) if we are unable to obtain funding from issuances of debt or other conventional sources. Absent an extension of the Lending Agreement, if backstop liquidity is needed after December 31, 2009, we will need to seek alternative sources for it. At present, we are not able to predict the likelihood that a liquidity backstop will be needed, or to identify the alternative sources that might then be available to us, other than draws from Treasury under the Purchase Agreement or its ability to purchase up to $2.25 billion of our obligations under its permanent authority.

Our annual dividend obligation on the senior preferred stock exceeds our annual historical earnings in most periods, and will result in increasingly negative cash flows in future periods, if we continue to pay the dividends in cash. In addition, the potential for continued deterioration in the housing market and future net losses in accordance with GAAP make it more likely that we will have additional draws under the Purchase Agreement in future periods, which will make it more difficult to pay senior preferred dividends in cash in the future.

Capital Adequacy

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement.

The Purchase Agreement provides that, if FHFA, as Conservator, determines as of quarter end that our liabilities have exceeded our assets under GAAP, upon FHFA’s request on our behalf, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets, up to the maximum aggregate amount that may be funded under the Purchase Agreement. At June 30, 2009, our assets exceeded our liabilities by $8.2 billion. Because we had a positive net worth as of June 30, 2009, FHFA has not submitted a draw request on our behalf to Treasury for any additional funding under the Purchase Agreement. We received $6.1 billion on June 30, 2009 under the Purchase Agreement in accordance with the draw request submitted by FHFA on May 12, 2009 to address the deficit in our net worth as of March 31, 2009. The aggregate liquidation preference of the senior preferred stock is $51.7 billion and the amount remaining under the Treasury’s funding agreement is $149.3 billion as of June 30, 2009.

Treasury is entitled to annual cash dividends of $5.2 billion based on the current amount of the aggregate liquidation preference of the senior preferred stock. To date, we have paid $1.7 billion in cash in senior preferred stock dividends under the Purchase Agreement. This dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 (the amounts of which must be determined by December 31, 2009) and limited flexibility to pay down draws under the Purchase Agreement, will have an adverse impact on our future financial position and net worth. In addition, we expect to make additional draws under the Purchase Agreement in future periods, due to a variety of factors that could materially affect the level and volatility of our net worth. For instance, if the housing market conditions continue to deteriorate, increasing the possibility of our incurring GAAP net losses in the future, we will likely need to take additional draws, which would increase our senior preferred dividend obligation. For additional information concerning the potential impact of the Purchase Agreement, including taking additional draws, see “RISK FACTORS” in our 2008 Annual Report. For additional information on our capital management during conservatorship and factors that could affect the level and volatility of our net worth, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Adequacy” and “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements.

Risk Management

Credit Risks

Overview

Our total mortgage portfolio is subject primarily to two types of credit risk: mortgage credit risk and institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or

8	Freddie Mac

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

Mortgage and credit market conditions deteriorated significantly during 2008 and remained challenging in the first half of 2009. These conditions were brought about by a number of factors, which have increased our exposure to both mortgage credit and institutional credit risks. Factors that have negatively affected the mortgage and credit markets included:

•	the effect of changes in other financial institutions’ underwriting standards in past years, which allowed for the origination of significant amounts of new higher-risk mortgage products in 2006 and 2007 and the early months of 2008. These mortgages have performed particularly poorly during the current housing and economic downturn, and have defaulted at historically high rates. However, even with the tightening of underwriting standards, economic conditions will continue to negatively impact recent originations;

•	increases in unemployment;

•	declines in home prices nationally and regionally during the last two years;

•	higher incidence of institutional insolvencies;

•	higher levels of mortgage foreclosures and delinquencies;

•	significant volatility in interest rates;

•	significantly lower levels of liquidity in institutional credit markets;

•	wider credit spreads;

•	rating agency downgrades of mortgage-related securities and financial institutions; and

•	declines in market rents and increased vacancy rates affecting multifamily housing operators and investors.

The deteriorating economic conditions discussed above and uncertainty concerning the effect of current or any future government actions to remedy them have increased the uncertainty of future economic conditions, including unemployment rates and home price changes. While our assumption for home prices, based on our own index, continues to be for a decline during the second half of 2009, there continues to be divergence among economists about the future outlook and whether a sustained recovery in home prices may occur.

Single-Family Mortgage Portfolio

The following statistics illustrate the credit deterioration of loans in our single-family mortgage portfolio, which consists of single-family mortgage loans in our mortgage-related investments portfolio and those backing our PCs, Structured Securities and other mortgage-related guarantees.

9	Freddie Mac

Table 2 — Credit Statistics, Single-Family Mortgage Portfolio(1)

	As of
	06/30/09	03/31/2009	12/31/2008	09/30/2008	06/30/2008

Delinquency rate(2)	2.78%	2.29%	1.72%	1.22%	0.93%
Non-performing assets, on balance sheet (in millions)	$14,981	$13,445	$11,241	$9,840	$9,220
Non-performing assets, off-balance sheet (in millions)(3)	$61,936	$49,881	$36,718	$25,657	$18,260
REO inventory (in units)	34,699	29,145	29,340	28,089	22,029

	For the Three Months Ended
	06/30/09	03/31/2009	12/31/2008	09/30/2008	06/30/2008
		(in units, unless noted)

Loan modifications(4)	15,603	24,623	17,695	8,456	4,687
REO acquisitions	21,997	13,988	12,296	15,880	12,410
REO disposition severity ratio(5)	39.8%	36.7%	32.8%	29.3%	25.2%
Single-family credit losses (in millions)(6)	$1,906	$1,318	$1,151	$1,270	$810

(1)	See “OUR PORTFOLIOS” and “GLOSSARY” for information about our portfolios.
(2)	Single-family delinquency rate information is based on the number of loans that are 90 days or more past due and those in the process of foreclosure, excluding Structured Transactions. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 90 days delinquent under the modified terms. Delinquency rates for our single-family mortgage portfolio including Structured Transactions were 2.89% and 1.83% at June 30, 2009 and December 31, 2008, respectively.
(3)	Consists of delinquent loans in our single-family mortgage portfolio which underlie our issued PCs and Structured Securities, based on unpaid principal balances that are past due for 90 days or more.
(4)	The number of executed modifications under agreement with the borrower during the period. Excludes forbearance agreements, which are made in certain circumstances and under which reduced or no payments are required during a defined period, as well as repayment plans, which are separate agreements with the borrower to repay past due amounts and return to compliance with the original terms. Also excludes loans that entered the three-month trial period for the modification process under HAMP during the second quarter of 2009.
(5)	Calculated as the aggregate amount of our losses recorded on disposition of REO properties during the respective quarterly period divided by the aggregate unpaid principal balances of the related loans with the borrowers. The amount of losses recognized on disposition of the properties is equal to the amount by which the unpaid principal balance of loans exceeds the amount of net sales proceeds from disposition of the properties. Excludes other related credit losses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.
(6)	Consists of REO operations expense plus charge-offs, net of recoveries from third-party insurance and other credit enhancements. Excludes other market-based fair value losses, such as losses on loans purchased and other-than-temporary impairments of securities.

As the table above illustrates, we have experienced continued deterioration in the performance of our single-family mortgage portfolio due to several factors, including the following:

•	The expansion of the housing and economic downturn has reached a broader group of borrowers. The unemployment rate in the U.S. rose from 7.2% at December 31, 2008 to 9.5% as of June 30, 2009. In the first half of 2009 we experienced a significant increase in delinquency rate of fixed-rate amortizing loans, which represents a more traditional mortgage product. The delinquency rate for single-family 30-year fixed-rate amortizing loans increased to 2.76% at June 30, 2009 as compared to 2.25% at March 31, 2009 and 1.69% at December 31, 2008.

•	Certain loan groups within the single-family mortgage portfolio, such as Alt-A and interest-only loans, as well as 2006 and 2007 vintage loans, continue to be larger contributors to our worsening credit statistics than other, more traditional loan groups. These loans have been more affected by macroeconomic factors, such as declines in home prices, which have resulted in erosion in the borrower’s equity. These loans are also concentrated in the West region. The West region comprised 27% of the unpaid principal balances of our single-family mortgage portfolio as of June 30, 2009, but accounted for 46% of our REO acquisitions in the first half of 2009, based on the related loan amount prior to our acquisition. In addition, states in the West region (especially California, Arizona and Nevada) and Florida tend to have higher average loan balances than the rest of the U.S. and were most affected by the steep home price declines during the last two years. California and Florida were the states with the highest credit losses in the first half of 2009, comprising 45% of our single-family credit losses on a combined basis.

Loss Mitigation

As discussed above, we have taken several steps during 2008 and continuing in 2009 designed to support homeowners and mitigate the growth of our non-performing assets. We continue to expand our efforts to increase our use of foreclosure alternatives, and have expanded our staff to assist our seller/servicers in completing loan modifications and other outreach programs with the objective of keeping more borrowers in their homes.

Currently, we are primarily focusing on initiatives that support the MHA Program. We also serve as the compliance agent under the MHA Program for certain foreclosure prevention activities, and we advise and consult with Treasury about the design, results and future improvement of the MHA Program.

Our more recent loss mitigation activities have created fluctuations in our credit statistics. For example, our temporary suspensions of foreclosure transfers of occupied homes temporarily reduced the rate of growth of our REO inventory and of charge-offs, a component of our credit losses, in certain periods since November 2008, but caused our

10	Freddie Mac

reserve for guarantee losses to rise. This also has created an increase in the number of delinquent loans that remain in our single-family mortgage portfolio, which results in higher reported delinquency rates than without the suspension of foreclosure transfers. In addition, the implementation of HAMP in the second quarter of 2009 contributed to a temporary decrease in the number of loan modifications since there is a three month trial-period before these modifications become effective. It is not possible at present to estimate the extent to which the costs of this program, incurred in the near term, may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these changes in business practices.

Investments in Non-Agency Mortgage-Related Securities

Our investments in non-agency mortgage-related securities also were affected by the deteriorating credit conditions in 2008 and continuing into the first half of 2009. The table below illustrates the increases in delinquency rates for subprime first lien, MTA Option ARM and Alt-A loans that back $105.1 billion of the $186.2 billion of non-agency mortgage-related securities in our mortgage-related investments portfolio as of June 30, 2009. Given the forecast for home price declines in the remainder of 2009, the performance of the loans backing these securities could continue to deteriorate.

Table 3 — Credit Statistics, Non-Agency Mortgage-Related Securities Backed by Subprime, MTA Option ARM and Alt-A Loans

	As of
	06/30/2009	03/31/2009	12/31/2008	09/30/2008	06/30/2008

Delinquency rates:(1)
Non-agency mortgage-related securities backed by:
Subprime first lien	44%	42%	38%	35%	31%
MTA Option ARM	40	36	30	24	18
Alt-A(2)	22	20	17	14	12
Cumulative collateral loss:(3)
Non-agency mortgage-related securities backed by:
Subprime first lien	10%	7%	6%	4%	2%
MTA Option ARM	4	2	1	1	—
Alt-A(2)	3	2	1	1	—
Gross unrealized losses, pre-tax (in millions)(4)(5)	$41,157	$27,475	$30,671	$22,411	$25,858

Total other-than-temporary impairment of available-for-sale securities(5)	$10,380	$6,956	$6,794	$8,856	$826
Portion of other-than-temporary impairment recognized in AOCI(5)	8,223	—	—	—	—

Net impairment of available-for-sale securities recognized in earnings for the three months ended (in millions)(5)	$2,157	$6,956	$6,794	$8,856	$826

(1)	Based on the number of loans that are 60 days or more past due. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 60 days delinquent under the modified terms.
(2)	Excludes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.
(3)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are less than the losses on the underlying collateral as presented in this table, as a majority of the securities we hold include significant credit enhancements, particularly through subordination.
(4)	Gross unrealized losses, pre-tax, represent the aggregate of the amount by which amortized cost exceeds fair value measured at the individual lot level.
(5)	Includes mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans. Upon the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, the amount of other-than-temporary impairment related to intent to sell or where it is more likely than not that we will be required to sell and credit losses is recognized in our consolidated statements of operations as net impairment on available-for-sale securities recognized in earnings. The amount of other-than-temporary impairment related to all other factors is recognized in AOCI. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements.

We held unpaid principal balances of $109.5 billion of non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans in our mortgage-related investments portfolio as of June 30, 2009, compared to $119.5 billion as of December 31, 2008. This decrease is due to the monthly remittances of principal repayments we received on these securities of $4.9 billion and $10.0 billion during the three and six months ended June 30, 2009, respectively, representing a partial return of our investment in these securities. We have recorded net impairment of available-for-sale securities recognized in earnings on non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans of approximately $2.2 billion and $9.1 billion for the three and six months ended June 30, 2009, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009. Gross unrealized losses, pre-tax, on securities backed by subprime, MTA Option ARM, Alt-A and other loans reflected in AOCI increased during the first half of 2009 by $10.4 billion to $41.2 billion at June 30, 2009. This increase in unrealized losses includes $15.3 billion, pre-tax,

11	Freddie Mac

($9.9 billion, net of tax) of other-than-temporary impairment losses reversed as a result of the second quarter 2009 adoption of FSP FAS 115-2 and FAS 124-2. These losses more than offset the unrealized gains in our non-agency mortgage-related securities that occurred during the first half of 2009.

Interest Rate and Other Market Risks

Our mortgage-related investments portfolio activities expose us to interest rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans that we hold or underlie securities in our mortgage-related investments portfolio, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities. As interest rates fluctuate, we use derivatives to adjust the interest rate characteristics of our debt funding in order to more closely match those of our assets.

The recent market environment has been increasingly volatile. Throughout 2008 and into 2009, we adjusted our interest rate risk models to reflect rapidly changing market conditions. In particular, prepayment models were adjusted during the first half of 2009 to more accurately reflect prepayment expectations under our implementation of the MHA Program as well as refinancing expectations in the current interest rate environment. During the second quarter of 2009, we purchased put swaptions to replace maturing positions in order to partially hedge our exposure to increasing negative convexity.

Operational Risks

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, failures of the technology used to support our business activities, difficulty in filling executive officer and key business unit vacancies and other operational challenges from failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely financial reporting, or result in other adverse consequences. Management of our operational risks takes place through the enterprise risk management framework, with the business areas retaining primary responsibility for identifying, assessing and reporting their operational risks.

As a result of management’s evaluation of our disclosure controls and procedures, our Interim Chief Executive Officer, who is also performing the functions of principal financial officer on an interim basis, has concluded that our disclosure controls and procedures were not effective as of June 30, 2009, at a reasonable level of assurance. We continue to work to improve our financial reporting governance process and remediate material weaknesses and other deficiencies in our internal controls. While we are making progress on our remediation plans, our material weaknesses have not been fully remediated at this time. In view of our mitigating activities, including our remediation efforts through June 30, 2009, we believe that our interim consolidated financial statements for the quarter ended June 30, 2009, have been prepared in conformity with GAAP.

We face significant operational risks related to the process and systems changes we will be required to implement as a result of the FASB’s issuance of SFAS 166 and SFAS 167 (which will be effective as of January 1, 2010), including that it may be difficult for us to complete the changes in time to ensure we prepare timely financial reports in a controlled manner. These new accounting standards require us to consolidate our PC trusts in our financial statements, which could have a significant impact on our net worth.

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

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs, Structured Securities and other mortgage-related guarantees is primarily represented by the unpaid principal balance of the related loans and securities held by third parties, which was $1,411 billion and $1,403 billion at June 30, 2009 and December 31, 2008, respectively. Based on our historical credit losses, which in the first half of 2009 averaged approximately 34 basis points of the aggregate unpaid principal balance of our PCs and Structured Securities, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees.

Legislative and Regulatory Matters

Legislation

On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009, which, among other things, provides a safe harbor from liability for servicers engaging in certain loss mitigation activities,

12	Freddie Mac

requires borrowers to be notified when their mortgage loans are sold or transferred. The Protecting Tenants at Foreclosure Act, enacted as part of the Helping Families Save Their Homes Act, provides certain foreclosure protections for tenants by also requiring immediate successors in interest of foreclosed properties to give bona fide, non-owners at least 90 days advance notice before they are evicted from the premises. Freddie Mac is prohibited from evicting a bona fide tenant who was occupying the foreclosure property at the time of the sale before the expiration of a written lease agreement. We currently do not expect the impact of these provisions of the Act on us to be significant, because they are similar to our existing leasing policy.

On May 20, 2009, President Obama also signed into law the Fraud Enforcement and Recovery Act of 2009, which establishes a commission designated to examine the causes of the current financial crises, including the role of Freddie Mac and Fannie Mae. The commission is composed of ten members appointed by the House and Senate majority and minority leaders.

Pending and Proposed Legislation and Related Matters

On March 5, 2009, the House of Representatives passed a bill that, among other items, includes a provision allowing bankruptcy judges to modify the terms of mortgages on principal residences for borrowers in Chapter 13 bankruptcy. Specifically, the House bill would allow bankruptcy judges to adjust interest rates, extend repayment terms and lower the outstanding principal amount to the current estimated fair value of the underlying property. On May 6, 2009, the Senate passed a similar housing-related bill that did not include provisions allowing bankruptcy judges to modify the terms of mortgages. It is unclear when, or if, the Senate will reconsider other alternative bankruptcy-related legislation. If enacted, this legislation could cause the volume of bankruptcy filings to rise, potentially increasing charge-offs for mortgages in our single-family mortgage portfolio and increasing our losses on loans purchased, which are recognized on our consolidated statements of operations.

On May 7, 2009, the House of Representatives passed a bill that, among other things, would require originators to retain a level of credit risk for certain mortgages that they sell, enhance consumer disclosures, impose new servicing standards, allow for assignee liability and require lenders to determine that a borrower has a reasonable ability to repay home loans. If enacted, the legislation would impact Freddie Mac and the overall residential mortgage market. However, it is unclear when, or if, the Senate will consider comparable legislation.

On June 17, 2009, the Obama Administration announced a plan to overhaul the regulatory structure of the financial services industry. While the plan does not contain specific recommendations regarding the GSEs, many recommendations in the plan will, if implemented, cause significant changes in the regulation of the financial services industry. We cannot predict the impact of these potential changes on our business and operations. In addition, under the plan, Treasury and HUD are expected to develop recommendations for the future of the GSEs, in consultation with other government agencies, and will report to Congress on such recommendations at the time of the President’s 2011 budget, which is currently targeted for February 2010.

On June 26, 2009, the House of Representatives passed comprehensive energy legislation that would, among other things, require FHFA to provide Freddie Mac and Fannie Mae with extra affordable housing goals credit for purchases of certain energy-efficient and location-efficient mortgages. The legislation would also create a new duty to serve underserved markets for energy-efficient and location-efficient mortgages. It is currently unclear when, or if, the Senate will consider comparable legislation.

On July 16, 2009, the House of Representatives passed the appropriations bill for financial services and general government for fiscal year 2010. The House Committee on Appropriations report accompanying the bill directs Treasury to report to Congress on its plans to ensure that taxpayers receive repayment of their investment in Freddie Mac and Fannie Mae, as well as companies that received funds from the Troubled Asset Relief Program and other companies receiving taxpayer funds.

On July 23, 2009, the House of Representatives passed the appropriations bill for HUD for fiscal year 2010. The bill includes a provision that would extend the temporary high-cost conforming loan limits through September 2010.

The House of Representatives has passed several bills that would impact executive and employee compensation paid by companies receiving federal financial assistance, including Freddie Mac. One bill would impose a 90% tax on the aggregate bonuses received by certain executives and employees of such companies. Another bill would prohibit “unreasonable and excessive” compensation by certain companies that have received federal financial assistance and would prohibit these companies from paying non-performance based bonuses. Under this bill, Treasury would be required to establish certain standards regarding compensation payments. It is unclear when, or if, the Senate will consider comparable legislation. The adoption of any legislation that results in a significant tax on compensation or that imposes significant compensation restrictions would likely have an adverse impact on Freddie Mac’s ability to

13	Freddie Mac

recruit and retain executives and employees whose compensation would be limited or reduced as a result of such legislation.

On July 31, 2009, the House of Representatives passed a bill that would require certain publicly traded companies to hold non-binding shareholder votes on executive compensation; would require certain publicly traded companies to take steps to ensure that their compensation committees are independent; would require specified financial institutions, including Freddie Mac, to disclose certain compensation structures to regulators; and would permit federal regulators to prohibit specified financial institutions, including Freddie Mac, from using certain types of compensation structures that the regulators determine encourage inappropriate risks.

Proposed and Interim Final Regulations

On June 5, 2009, FHFA published proposed executive compensation rules. The proposed rules, which would replace FHFA’s current executive compensation regulations, would establish procedural requirements and processes related to the compensation of executive officers at Freddie Mac, Fannie Mae, the FHLBs and the Office of Finance of the FHLBs and would implement certain compensation oversight authorities established by the Reform Act.

On June 17, 2009, FHFA published a proposed rule that would require Freddie Mac, Fannie Mae and the FHLBs to report to FHFA any fraud or possible fraud relating to any loans or other financial instruments that the entity has purchased or sold. The proposed rule would implement the Reform Act’s fraud reporting provisions and would replace the existing mortgage fraud regulation.

On June 29, 2009, FHFA published proposed rules that would set forth standards for permissible and prohibited golden parachute payments and indemnification payments to entity-affiliated parties by Freddie Mac, Fannie Mae, the FHLBs and the Office of Finance of the FHLBs. The proposed rules would implement FHFA’s statutory authority to regulate or prohibit golden parachute and indemnification payments, and would specify requirements that are closely related to the limitations that already exist for insured depository institutions under comparable banking regulations.

On July 2, 2009, FHFA published an interim final rule on prior approval of new products, implementing the new product provisions for Freddie Mac and Fannie Mae in the Reform Act. The rule establishes a process for Freddie Mac and Fannie Mae to provide prior notice to the Director of FHFA of a new activity and, if applicable, to obtain prior approval from the Director if the new activity is determined to be a new product. Under the rule, if the Director determines that a new activity of Freddie Mac is a “new product,” a description of the new product must be published for public comment, after which the Director will approve the new product if the Director determines that the new product is: (a) authorized by our charter; (b) in the public interest; and (c) consistent with the safety and soundness of Freddie Mac and the mortgage finance and financial system. We cannot currently predict the impact that the interim final rule will have on our business, financial position or results of operations.

Regulation Z

In July 2008, the Federal Reserve published a final rule amending Regulation Z (which implements the Truth in Lending Act). According to the Federal Reserve, one of the goals of the amendments is to protect consumers in the mortgage market from unfair, abusive, or deceptive lending and servicing practices while preserving responsible lending and sustainable homeownership. Most of the provisions of the final rule are effective on October 1, 2009. On July 23, 2009, the Federal Reserve proposed amendments to Regulation Z intended to improve the disclosures consumers receive in connection with certain mortgages and home-equity lines of credit. For more information, see “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Underwriting Standards and Quality Control Process.

State Actions

Several states have enacted laws that permit localities to impose new assessments to allow homeowners to finance energy efficient home improvements. The assessments are generally treated like property tax assessments and may result in the creation of a new lien that is senior to Freddie Mac’s lien. The ultimate impact of these new laws is currently unclear.

Various state and local governments have been taking actions that could delay or otherwise change their foreclosure processes. These actions could increase our expenses, including by potentially delaying the final resolution of delinquent mortgage loans and the disposition of non-performing assets. For example:

•	During the period from July 5, 2009 to July 5, 2011, the state of Michigan is temporarily restricting servicers from executing foreclosure acquisitions for a 90-day period, from the date default notices are mailed to

14	Freddie Mac

homeowners, to allow servicers the opportunity to pursue loan modifications and other workout options with homeowners as alternatives to foreclosure.

•	During the 90-day period commencing on June 1, 2009, the state of California is temporarily restricting loan servicers from executing foreclosure acquisitions unless they have an established modification program meeting certain criteria. We have not been significantly impacted by this restriction since we pursue modifications and other foreclosure alternatives with eligible borrowers before executing our foreclosure acquisitions.

Affordable Housing Goals

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

On July 28, 2009, FHFA issued a final rule that adjusts the affordable housing goals and home purchase subgoals for 2009 to the levels set forth in Table 4 below. Except for the multifamily special affordable volume target, FHFA decreased all of the goals and subgoals, as compared to those in effect for 2008.

Table 4 — Housing Goals and Home Purchase Subgoals for 2009(1)

Housing Goals

Low- and moderate-income goal	43%
Underserved areas goal	32
Special affordable goal	18
Multifamily special affordable volume target (in billions)	$4.60

Home Purchase
Subgoals

Low- and moderate-income subgoal	40%
Underserved areas subgoal	30
Special affordable subgoal	14

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages will be determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.

The rule permits loans we own or guarantee that are modified in accordance with the MHA Program to be treated as mortgage purchases and count toward the housing goals. In addition, the rule excludes from the 2009 housing goals loans with original principal balances that exceed the base nationwide conforming loan limits (e.g., $417,000 for a one-unit single-family property) in certain high-cost areas and exceed 150% of the nationwide conforming loan limits in Alaska, Guam, Hawaii and the Virgin Islands, which we refer to as “super-conforming” mortgages.

We expect that market conditions and the tightened credit and underwriting environment will make achieving our affordable housing goals and subgoals for 2009 challenging.

Effective beginning calendar year 2010, the Reform Act requires that FHFA establish, by regulation, four single-family housing goals and one multifamily special affordable housing goal. In addition, the Reform Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets, manufactured housing, affordable housing preservation and rural areas, by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low-and moderate-income families in those markets. Effective for 2010, FHFA is required to establish a manner for annually: (1) evaluating whether and to what extent Freddie Mac and Fannie Mae have complied with the duty to serve underserved markets; and (2) rating the extent of compliance.

New York Stock Exchange Matters

On November 17, 2008, we received a notice from the NYSE that we had failed to satisfy one of the NYSE’s standards for continued listing of our common stock. Specifically, the NYSE advised us that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock over a consecutive 30 trading-day period was less than $1 per share. On December 2, 2008, we advised the NYSE of our intent to cure this deficiency, and that we may undertake a reverse stock split in order to do so.

On February 26, 2009, the NYSE suspended the application of its minimum price listing standard until June 30, 2009 (subsequently extended until July 31, 2009). The suspension period expired on July 31, 2009, and we have not regained compliance with the minimum price standard. Under applicable NYSE rules, we now have until October 20, 2009 to bring our share price and our average share price for the 30 consecutive trading days preceding October 20, 2009, above $1. If we fail to do so, NYSE rules provide that the NYSE will initiate suspension and delisting procedures.

15	Freddie Mac

The delisting of our common stock would likely also result in the delisting of our NYSE-listed preferred stock. The delisting of our common stock or NYSE-listed preferred stock would require any trading in these securities to occur in the over-the-counter market and could adversely affect the market prices, trading volume and liquidity of the markets for these securities. As a result, it could be more difficult for our shareholders to sell their shares, especially at prices comparable to those in effect prior to delisting. We will work with our Conservator to determine the specific action or actions that may be taken to cure the deficiency, but there is no assurance that any such actions will be taken or that any actions taken will be successful. The average share price of our common stock for the 30 consecutive trading days ended as of the filing of this Form 10-Q was less than $1 per share.

16	Freddie Mac

SELECTED FINANCIAL DATA(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in millions, except
	share related amounts)

Statement of Operations Data
Net interest income	$4,255	$1,529	$8,114	$2,327
Non-interest income	3,215	56	127	670
Non-interest expense	(6,887)	(3,434)	(18,446)	(5,417)
Net income (loss) attributable to Freddie Mac	768	(821)	(9,083)	(972)
Net loss attributable to common stockholders	(374)	(1,053)	(10,603)	(1,476)
Loss per common share:
Basic	$(0.11)	$(1.63)	$(3.26)	$(2.28)
Diluted	$(0.11)	$(1.63)	$(3.26)	$(2.28)
Weighted average common shares outstanding (in thousands):(2)
Basic	3,253,716	646,868	3,254,815	646,603
Diluted	3,253,716	646,868	3,254,815	646,603
Dividends per common share	$—	$0.25	$—	$0.50

			June 30,	December 31,
			2009	2008
			(dollars in millions)

Balance Sheet Data
Total assets			$892,290	$850,963
Short-term debt			344,135	435,114
Long-term senior debt			488,329	403,402
Long-term subordinated debt			4,514	4,505
All other liabilities			47,080	38,576
Total equity (deficit)			8,232	(30,634)
Portfolio Balances
Mortgage-related investments portfolio(3)			829,837	804,762
Total PCs and Structured Securities issued(4)			1,851,124	1,827,238
Total mortgage portfolio			2,240,483	2,207,476
Non-performing assets			77,519	48,385

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Ratios(5)
Return on average assets(6)	0.3%	(0.4)%	(2.1)%	(0.2)%
Non-performing assets ratio(7)	3.9	1.5	3.9	1.5
Equity to assets ratio(8)	0.1	1.7	(1.3)	2.4
Preferred stock to core capital ratio(9)	N/A	38.0	N/A	38.0

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for information regarding accounting changes impacting the current period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2008 Annual Report for information regarding accounting changes impacting previously reported results.
(2)	For the three and six months ended June 30, 2009, includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share for the second quarter of 2009, because it is unconditionally exercisable by the holder at a cost of $.00001 per share.
(3)	The mortgage-related investments portfolio presented on our consolidated balance sheets differs from the mortgage-related investments portfolio in this table because the consolidated balance sheet amounts include valuation adjustments, discounts, premiums and other deferred balances. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio” for more information.
(4)	Includes PCs and Structured Securities that are held in our mortgage-related investments portfolio. See “OUR PORTFOLIOS — Table 54 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, REMICs, and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on unpaid principal balance. Includes other guarantees issued that are not in the form of a PC, such as long-term standby commitments and credit enhancements for multifamily housing revenue bonds.
(5)	The return on common equity ratio is not presented because total Freddie Mac stockholders’ equity (deficit) is less than zero for all periods presented. The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(6)	Ratio computed as annualized net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(7)	Ratio computed as non-performing assets divided by the ending unpaid principal balances of our total mortgage portfolio, excluding non-Freddie Mac securities.
(8)	Ratio computed as the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as preferred stock (excluding senior preferred stock), at redemption value divided by core capital. Senior preferred stock does not meet the statutory definition of core capital. Ratio is not computed for periods in which core capital is less than zero. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for more information regarding core capital.

17	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Operations — GAAP Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Net interest income	$4,255	$1,529	$8,114	$2,327
Non-interest income:
Management and guarantee income	710	757	1,490	1,546
Gains (losses) on guarantee asset	1,817	1,114	1,661	(280)
Income on guarantee obligation	961	769	1,871	1,938
Derivative gains (losses)	2,361	115	2,542	(130)
Gains (losses) on investments:
Impairment-related(1):
Total other-than-temporary impairment of available-for-sale securities	(10,473)	(1,040)	(17,603)	(1,111)
Portion of other-than-temporary impairment recognized in AOCI	8,260	—	8,260	—

Net impairment of available-for-sale securities recognized in earnings	(2,213)	(1,040)	(9,343)	(1,111)
Other gains (losses) on investments	797	(2,287)	2,983	(997)

Total gains (losses) on investments	(1,416)	(3,327)	(6,360)	(2,108)

Gains (losses) on debt recorded at fair value	(797)	569	(330)	(816)
Gains (losses) on debt retirement	(156)	(29)	(260)	276
Recoveries on loans impaired upon purchase	70	121	120	347
Low-income housing tax credit partnerships	(167)	(108)	(273)	(225)
Trust management income (expense)	(238)	(19)	(445)	(16)
Other income	70	94	111	138

Non-interest income	3,215	56	127	670

Non-interest expense:
Administrative expense	(383)	(404)	(755)	(801)
Provision for credit losses	(5,199)	(2,537)	(13,990)	(3,777)
REO operations expense	(9)	(265)	(315)	(473)
Other	(1,296)	(228)	(3,386)	(366)

Non-interest expense	(6,887)	(3,434)	(18,446)	(5,417)

Income (loss) before income tax benefit	583	(1,849)	(10,205)	(2,420)
Income tax benefit	184	1,030	1,121	1,452

Net income (loss)	$767	$(819)	$(9,084)	$(968)
Less: Net (income) loss attributable to noncontrolling interest	1	(2)	1	(4)

Net income (loss) attributable to Freddie Mac	$768	$(821)	$(9,083)	$(972)

(1)	We adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for further information.

18	Freddie Mac

Net Interest Income

Table 6 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$127,863	$1,721	5.38%	$89,813	$1,320	5.88%
Mortgage-related securities(4)	702,693	8,235	4.69	664,727	8,380	5.04

Total mortgage-related investments portfolio	830,556	9,956	4.79	754,540	9,700	5.14
Non-mortgage-related securities(4)	16,594	288	6.96	26,935	223	3.31
Cash and cash equivalents	57,401	62	0.42	27,126	178	2.60
Federal funds sold and securities purchased under agreements to resell	29,542	13	0.17	20,660	119	2.29

Total interest-earning assets	934,093	10,319	4.42	829,261	10,220	4.93

Interest-bearing liabilities:
Short-term debt	293,475	(571)	(0.77)	240,119	(1,637)	(2.70)
Long-term debt(5)	582,998	(5,211)	(3.57)	569,443	(6,711)	(4.71)

Total interest-bearing liabilities	876,473	(5,782)	(2.63)	809,562	(8,348)	(4.11)
Expense related to derivatives(6)	—	(282)	(0.13)	—	(343)	(0.17)
Impact of net non-interest-bearing funding	57,620	—	0.17	19,699	—	0.10

Total funding of interest-earning assets	$934,093	(6,064)	(2.59)	$829,261	(8,691)	(4.18)

Net interest income/yield		4,255	1.83		1,529	0.75
Fully taxable-equivalent adjustments(7)		99	0.04		105	0.05

Net interest income/yield (fully taxable-equivalent basis)		$4,354	1.87		$1,634	0.80

	Six Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$123,209	$3,301	5.36%	$87,052	$2,563	5.89%
Mortgage-related securities(4)	700,578	16,995	4.85	646,724	16,513	5.11

Total mortgage-related investments portfolio	823,787	20,296	4.93	733,776	19,076	5.20
Non-mortgage-related securities(4)	13,896	499	7.19	28,750	536	3.73
Cash and cash equivalents	53,666	138	0.51	18,008	266	2.92
Federal funds sold and securities purchased under agreements to resell	31,574	31	0.20	17,548	238	2.71

Total interest-earning assets	922,923	20,964	4.54	798,082	20,116	5.04

Interest-bearing liabilities:
Short-term debt	328,020	(1,693)	(1.03)	222,385	(3,681)	(3.27)
Long-term debt(5)	552,075	(10,575)	(3.83)	553,869	(13,436)	(4.85)

Total interest-bearing liabilities	880,095	(12,268)	(2.79)	776,254	(17,117)	(4.40)
Expense related to derivatives(6)	—	(582)	(0.13)	—	(672)	(0.17)
Impact of net non-interest-bearing funding	42,828	—	0.14	21,828	—	0.13

Total funding of interest-earning assets	$922,923	(12,850)	(2.78)	$798,082	(17,789)	(4.44)

Net interest income/yield		8,114	1.76		2,327	0.60
Fully taxable-equivalent adjustments(7)		201	0.04		212	0.05

Net interest income/yield (fully taxable-equivalent basis)		$8,315	1.80		$2,539	0.65

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effect of mark-to-fair-value changes.
(3)	Non-performing loans, where interest income is recognized when collected, are included in average balances.
(4)	Interest income (expense) includes the portion of impairment charges recognized in earnings expected to be recovered.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt and mortgage purchase transactions affect earnings. 2008 also includes the accrual of periodic cash settlements of all derivatives in qualifying hedge accounting relationships.
(7)	The determination of net interest income/yield (fully taxable-equivalent basis), which reflects fully taxable-equivalent adjustments to interest income, involves the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes using our federal statutory tax rate of 35%.

19	Freddie Mac

Net interest income and net interest yield on a fully taxable-equivalent basis increased during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to: (a) a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with new lower cost debt; (b) a significant increase in the average size of our mortgage-related investments portfolio, including an increase in our holdings of fixed-rate assets; and (c) $968 million of income, primarily recognized in the three months ended March 31, 2009, related to the accretion of other-than temporary impairments of investments in available-for-sale securities recorded primarily during the second half of 2008. Upon our adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, previously recognized non-credit related other-than-temporary impairments were reclassified from retained earnings to AOCI and these amounts are no longer accreted into net interest income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for a discussion of the impact of these accounting changes.

During the three and six months ended June 30, 2009, both our floating-rate long-term and our short-term debt funding average balances increased significantly when compared to the three and six months ended June 30, 2008. Our use of floating-rate long-term debt funding and short-term debt funding has been driven by varying levels of demand for our long-term and callable debt in the worldwide financial markets commencing in the second half of 2008. During the first half of 2009, the Federal Reserve was an active purchaser in the secondary market of our long-term debt under its purchase program and, as a result, spreads on our debt and access to the debt markets improved. Due to our limited ability to issue long-term and callable debt during the second half of 2008 and the first few months of 2009, we increased our use of the strategy of combining derivatives and floating-rate long-term debt or short-term debt to synthetically create the substantive economic equivalent of various longer-term fixed rate debt funding structures. See “Non-Interest Income (Loss) — Derivative Overview” for additional information. As discussed in “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities,” our access to the debt markets has improved.

The increase in our mortgage-related investments portfolio resulted from our acquiring and holding increased amounts of mortgage loans and mortgage-related securities to provide additional liquidity to the mortgage market. Also, primarily during the first quarter of 2009, continued liquidity concerns in the market resulted in more favorable investment opportunities for agency mortgage-related securities at wider spreads. In response, our net purchase activities resulted in an increase in the average balance of our interest-earning assets.

The increases in net interest income and net interest yield on a fully taxable-equivalent basis during the three and six months ended June 30, 2009 were partially offset by the impact of declining short-term interest rates on floating rate assets held in our mortgage-related investments portfolio. We also increased our cash and other investments portfolio during the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, as we replaced higher-yielding, longer-term non-mortgage-related securities with lower-yielding, shorter-term cash and cash equivalents and securities purchased under agreements to resell. This shift, in combination with lower short-term rates, also partially offset the increase in net interest income and net interest yield.

Non-Interest Income (Loss)

Management and Guarantee Income

Table 7 provides summary information about management and guarantee income. Management and guarantee income consists of contractual amounts due to us (reflecting buy-ups and buy-downs to base management and guarantee fees) as well as amortization of pre-2003 delivery and buy-down fees received by us that were recorded as deferred income as a component of other liabilities. Beginning in 2003, delivery and buy-down fees are reflected within income on guarantee obligation as the guarantee obligation is amortized.

Table 7 — Management and Guarantee Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees(1)	$776	17.3	$778	17.5	$1,558	17.4	$1,535	17.5
Amortization of deferred fees included in other liabilities	(66)	(1.5)	(21)	(0.5)	(68)	(0.8)	11	0.1

Total management and guarantee income	$710	15.8	$757	17.0	$1,490	16.6	$1,546	17.6

Unamortized balance of deferred fees included in other liabilities, at period end	$250		$403		$250		$403

(1)	Consists of management and guarantee fees related to all issued and outstanding guarantees, including those issued prior to adoption of FIN 45 in January 2003, which did not require the establishment of a guarantee asset.

Management and guarantee income decreased for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily due to the reversal of amortization of pre-2003 deferred fees in the

20	Freddie Mac

2009 periods. Amortization of deferred fees declined due to our expectations of increasing interest rates and slowing prepayments in the future, which resulted in our recognizing a catch-up, or, in this case, reversal of previous amortization. The unpaid principal balance of our issued PCs and Structured Securities was $1.85 trillion at June 30, 2009 compared to $1.82 trillion at June 30, 2008, an increase of 1.5%. Although there were higher average balances of our issued guarantees during the three and six months ended June 30, 2009, compared to the same periods in 2008, the effect of this increase was offset by declines in the average rate of contractual management and guarantee fees. Our average management and guarantee fee rates have declined slightly in the second quarter and first half of 2009, compared to the same periods in 2008, due primarily to portfolio turnover in these periods, since newly issued PCs generally had lower average contractual guarantee fee rates than the previously outstanding PCs that were liquidated. This rate decline was primarily caused by the impact of our market-pricing on new business purchases and a decrease in higher-risk mortgage composition in our purchases that was partially offset by an increase in the preference for buy-ups in rates by our customers.

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

Gains (losses) on guarantee asset reflect:

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

Table 8 — Attribution of Change — Gains (Losses) on Guarantee Asset

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Contractual management and guarantee fees	$(731)	$(720)	$(1,464)	$(1,409)
Portion attributable to imputed interest income	251	243	500	458

Return of investment on guarantee asset	(480)	(477)	(964)	(951)
Change in fair value of future management and guarantee fees	2,297	1,591	2,625	671

Gains (losses) on guarantee asset	$1,817	$1,114	$1,661	$(280)

Contractual management and guarantee fees and imputed interest income increased slightly in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, primarily due to increases in the average balance of our PCs and Structured Securities issued.

As shown in the table above, the change in fair value of management and guarantee fees was $2.3 billion in the second quarter of 2009 compared to $1.6 billion in the second quarter of 2008. The increase in the gain on our guarantee asset in the second quarter and first half of 2009 was principally attributed to a greater increase in interest rates during the 2009 periods, compared to the increase in interest rates that occurred during the same periods of 2008.

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

21	Freddie Mac

environment and to monitor the rate of amortization on our guarantee obligation so that it remains reflective of our expected duration of losses.

Table 9 provides information about the components of income on guarantee obligation.

Table 9 — Income on Guarantee Obligation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Amortization income related to:
Static effective yield	$741	$681	$1,516	$1,261
Cumulative catch-up	220	88	355	677

Total income on guarantee obligation	$961	$769	$1,871	$1,938

Basic amortization under the static effective yield method increased in both the three and six months ended June 30, 2009, compared to the same periods in 2008 primarily due to upward adjustments to the basic rates at the end of 2008, which were due to significant declines in home prices late in the year. Higher liquidation, or prepayment, rates on the related loans, which was attributed to higher refinance activity during the 2009 periods, also resulted in increased static effective yield amortization in the 2009 periods, compared to the 2008 periods.

Cumulative catch-up amortization was higher for the second quarter of 2009 compared to the second quarter of 2008 principally due to higher prepayment rates. We recognized much higher cumulative catch-up adjustments in the first half of 2008 than in the first half of 2009 due to home price declines during the first half of 2008 compared to an increase in national home prices during the first half of 2009, which resulted in catch-up adjustments in the 2008 period. We estimate a slight increase of 1.4% during the first half of 2009 in national home prices, based on our own index of our single family mortgage portfolio, compared to an estimated decrease of 2.9% during the first half of 2008.

Derivative Overview

During 2008, we designated certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt, consistent with our risk management goals, in an effort to reduce interest rate risk related volatility in our consolidated statements of operations. In conjunction with our entry into conservatorship on September 6, 2008, we determined that we could no longer assert that the associated forecasted issuances of debt were probable of occurring and, as a result, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt. The previous deferred amount related to these hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of operations. As a result of our discontinuance of this hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in fair value from open cash flow hedges to closed cash flow hedges on September 6, 2008. During 2008, we also elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities; however, we discontinued hedge accounting for these derivative instruments in December 2008. For a discussion of the impact of derivatives on our consolidated financial statements and our discontinuation of derivatives designated as cash flow hedges see “NOTE 10: DERIVATIVES” to our consolidated financial statements.

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

22	Freddie Mac

Table 10 — Derivative Gains (Losses)

	Derivative Gains (Losses)(1)
	Three Months Ended		Six Months Ended
Derivatives not Designated as Hedging	June 30,		June 30,
Instruments under SFAS 133(2)	2009	2008	2009	2008
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(63)	$(490)	$124	$(297)
U.S. dollar denominated	(10,187)	(7,204)	(11,990)	2,299

Total receive-fixed swaps	(10,250)	(7,694)	(11,866)	2,002
Pay-fixed	18,524	11,259	25,229	(3,874)
Basis (floating to floating)	(116)	(23)	(115)	(21)

Total interest-rate swaps	8,158	3,542	13,248	(1,893)
Option-based:
Call swaptions
Purchased	(5,910)	(2,542)	(9,297)	698
Written	94	27	211	21
Put swaptions
Purchased	1,002	72	1,047	(53)
Written	(370)	(93)	(357)	(90)
Other option-based derivatives(3)	(240)	(88)	(215)	(64)

Total option-based	(5,424)	(2,624)	(8,611)	512
Futures	(252)	(154)	(224)	493
Foreign-currency swaps(4)	583	(48)	10	1,189
Forward purchase and sale commitments	140	(243)	(272)	268
Credit derivatives	(6)	10	(5)	14
Swap guarantee derivatives	9	(1)	(22)	(1)

Subtotal	3,208	482	4,124	582
Accrual of periodic settlements:
Receive-fixed interest rate swaps(5)	1,380	648	2,468	721
Pay-fixed interest rate swaps	(2,269)	(1,118)	(4,211)	(1,595)
Foreign-currency swaps	22	101	71	158
Other	20	2	90	4

Total accrual of periodic settlements	(847)	(367)	(1,582)	(712)

Total	$2,361	$115	$2,542	$(130)

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(2)	See “NOTE 10: DERIVATIVES” to our consolidated financial statements for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(4)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(5)	Includes imputed interest on zero-coupon swaps.

We use receive- and pay-fixed interest rate swaps to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed interest rate swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Due to limits on our ability to issue long-term and callable debt in the second half of 2008 and the first few months of 2009, we pursued this strategy and thus increased our use of pay-fixed interest rate swaps. However, the use of these derivatives may expose us to additional counterparty credit risk and increased volatility reported in our GAAP net income (loss). For a discussion regarding our ability to issue debt see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities.” During the three months ended June 30, 2009, fair value gains on our pay-fixed interest rate swaps of $18.5 billion were partially offset by losses on our receive-fixed interest rate swaps of $10.3 billion as longer-term swap interest rates increased, resulting in an overall gain recorded for derivatives. During the three months ended June 30, 2008, fair value gains on our pay-fixed swaps of $11.3 billion contributed to an overall gain recorded for derivatives. The gains were partially offset by losses on our receive-fixed swaps of $7.7 billion as swap interest rates increased.

Additionally, we use swaptions and other option-based derivatives to adjust the characteristics of our debt in response to changes in the expected lives of mortgage-related assets in our mortgage-related investments portfolio. We recorded losses of $5.9 billion and $2.5 billion on our purchased call swaptions during the three months ended June 30, 2009 and 2008, respectively. The losses during the three months ended June 30, 2009 and 2008 were primarily attributable to increasing swap interest rates, partially offset by increases in implied volatility.

23	Freddie Mac

During the six months ended June 30, 2009, we recognized derivative gains of $2.5 billion as compared to derivative losses of $130 million during the six months ended June 30, 2008. During the six months ended June 30, 2009, swap interest rates increased resulting in a gain on our pay-fixed swap positions, partially offset by losses on our receive-fixed swaps. The increase in swap interest rates more than offset the increase in volatility, resulting in a loss related to our purchased call swaptions for the six months ended June 30, 2009. During the six months ended June 30, 2008, shorter term swap interest rates declined, resulting in a loss on our pay-fixed swap positions, partially offset by gains on our receive-fixed swaps. The decrease in shorter term swap interest rates during the six months ended June 30, 2008, combined with an increase in volatility, resulted in a gain related to our purchased call swaptions for the six months ended June 30, 2008.

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

For the three and six months ended June 30, 2009, we recognized fair value gains (losses) of $(797) million and $(330) million, respectively, on our foreign-currency denominated debt. These amounts included fair value gains (losses) related to translation of $(655) million and $(75) million, respectively, and gains (losses) relating to interest-rate and instrument-specific credit risk adjustments of $(142) million and $(255) million, respectively. For the three and six months ended June 30, 2009, derivative gains (losses) on foreign-currency swaps of $583 million and $10 million, respectively, partially offset fair value translation gains (losses) of $(655) million and $(75) million, respectively, on our foreign-currency denominated debt. In addition, derivative gains (losses) of $(63) million and $124 million on foreign-currency denominated receive-fixed interest rate swaps partially offset the interest-rate and instrument-specific credit risk adjustments included in gains (losses) on debt recorded at fair value for the three and six months ended June 30, 2009, respectively.

For the three and six months ended June 30, 2008, we recognized fair value gains (losses) of $569 million and $(816) million, respectively, on our foreign-currency denominated debt. These amounts included fair value gains (losses) related to translation of $88 million and $(1.1) billion, respectively, and gains (losses) relating to interest-rate and instrument-specific credit risk adjustments of $481 million and $310 million, respectively. For the three and six months ended June 30, 2008, derivative gains (losses) on foreign-currency swaps of $(48) million and $1.2 billion, respectively, largely offset fair value translation gains (losses) of $88 million and $(1.1) billion, respectively, on our foreign-currency denominated debt. In addition, derivative gains (losses) of $(490) million and $(297) million on foreign-currency denominated receive-fixed interest rate swaps largely offset the interest-rate and instrument-specific credit risk adjustments included in gains (losses) on debt recorded at fair value for the three and six months ended June 30, 2008, respectively.

For a discussion of the instrument-specific credit risk and our election to adopt the fair value option on our foreign-currency denominated debt see “NOTE 17: FAIR VALUE DISCLOSURES — Fair Value Election — Foreign-Currency Denominated Debt with the Fair Value Option Elected” in our 2008 Annual Report.

24	Freddie Mac

Gains (Losses) on Investments

Gains (losses) on investments include gains and losses on certain assets where changes in fair value are recognized through earnings, gains and losses related to sales, impairments and other valuation adjustments. Table 11 summarizes the components of gains (losses) on investments.

Table 11 — Gains (Losses) on Investments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Impairment-related(1):
Total other-than-temporary impairment of available-for-sale securities	$(10,473)	$(1,040)	$(17,603)	$(1,111)
Portion of other-than-temporary impairment recognized in AOCI	8,260	—	8,260	—

Net impairment of available-for-sale securities recognized in earnings	(2,213)	(1,040)	(9,343)	(1,111)
Other:
Gains (losses) on trading securities(2)	622	(2,279)	2,753	(1,308)
Gains (losses) on sale of mortgage loans(3)	143	(5)	294	66
Gains (losses) on sale of available-for-sale securities	205	38	256	253
Lower-of-cost-or-fair-value adjustments	(102)	(41)	(231)	(8)
Gains (losses) on mortgage loans elected at fair value	(71)	—	(89)	—

Total gains (losses) on investments	$(1,416)	$(3,327)	$(6,360)	$(2,108)

(1)	We adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for further information.
(2)	Includes mark-to-fair value adjustments recorded in accordance with EITF 99-20 on securities classified as trading.
(3)	Represents gains (losses) on mortgage loans sold in connection with securitization transactions.

Impairments on Available-For-Sale Securities

We adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009, which provides guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. Under the guidance set forth in these pronouncements, the non-credit-related portion of the other-than-temporary impairment (that portion which relates to securities not intended to be sold or which it is not more likely than not we will be required to sell) is recorded in AOCI and not recognized in earnings. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding these accounting principles and other-than-temporary impairments recorded during the three and six months ended June 30, 2009 and 2008. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities” for additional information.

Gains (Losses) on Trading Securities

We recognized net gains on trading securities of $0.6 billion and $2.8 billion for the three and six months ended June 30, 2009, respectively, as compared to net losses of $(2.3) billion and $(1.3) billion for the three and six months ended June 30, 2008, respectively. The unpaid principal balance of our securities classified as trading increased to $240 billion at June 30, 2009 compared to $157 billion at June 30, 2008, primarily due to our increased purchases of agency mortgage-related securities. The increased balance in our trading portfolio, combined with tightening OAS levels, contributed $0.4 billion and $1.5 billion to the gains on these trading securities for the three and six months ended June 30, 2009, respectively. In addition, during the three and six months ended June 30, 2009, we sold agency securities classified as trading with unpaid principal balances of approximately $51 billion and $87 billion, respectively, which generated realized gains of $0.2 billion and $1.3 billion, respectively.

For the three and six months ended June 30, 2008, an increase in interest rates contributed to the losses on trading securities which were partially offset by gains on our interest-only securities classified as trading.

Gains (Losses) on Debt Recorded at Fair Value

We elected the fair value option for our foreign-currency denominated debt effective January 1, 2008. Accordingly, foreign-currency translation exposure is a component of gains (losses) on debt recorded at fair value. We manage the exposure associated with our foreign-currency denominated debt related to fluctuations in exchange rates and interest rates through the use of derivatives, and changes in the fair value of such derivatives are recorded as derivative gains (losses) in our consolidated statements of operations. For the three and six months ended June 30, 2009, we recognized fair value gains (losses) of $(797) million and $(330) million, respectively, due primarily to the

25	Freddie Mac

U.S. dollar weakening relative to the Euro. For the three months ended June 30, 2008, we recognized fair value gains of $569 million on our foreign-currency denominated debt primarily due to an increase in interest rates and the U.S. dollar strengthening relative to the Euro. However, the U.S. dollar weakened relative to the Euro during the six months ended June 30, 2008, contributing to our recognition of fair value losses of $816 million on our foreign-currency denominated debt. See “Derivative Overview” for additional information about how we mitigate changes in the fair value of our foreign-currency denominated debt by using derivatives.

Gains (Losses) on Debt Retirement

Gains (losses) on debt retirement were $(156) million and $(260) million during the three and six months ended June 30, 2009, respectively, compared to $(29) million and $276 million for the three and six months ended June 30, 2008, respectively. The three and six months ended June 30, 2009 include losses of $21 million related to our June 2009 tender offer for certain of our debt securities with maturity dates ranging between September 2009 and August 2010. In addition, during June 2009, we made a tender offer for our euro-denominated debt securities with maturity dates ranging between September 2010 and January 2014. There was no gain or loss recorded on these securities as foreign-currency denominated debt is recorded at fair value. For more information on these tender offers, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities — Debt Retirement Activities.” Also contributing to the increased losses was a decreased level of call activity involving our debt with coupon levels that increase at pre-determined intervals.

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

During the three months ended June 30, 2009 and 2008, we recognized recoveries on loans impaired upon purchase of $70 million and $121 million, respectively. For the six months ended June 30, 2009 and 2008, our recoveries were $120 million and $347 million, respectively. Our recoveries on impaired loans decreased in the first half of 2009 due to a lower rate of loan payoffs and a higher proportion of modified loans among those loans purchased, as compared to the same period in 2008. In addition, home prices in states having the greatest concentration of our impaired loans have remained weak during the first half of 2009, which limited our recoveries on foreclosure transfers.

Trust Management Income (Expense)

Trust management income (expense) represents the amounts we earn as administrator, issuer and trustee, net of related expenses, related to the management of remittances of principal and interest on loans underlying our PCs and Structured Securities. Trust management income (expense) was $(238) million and $(19) million for the three months ended June 30, 2009 and 2008, respectively, and $(445) million and $(16) million for the six months ended June 30, 2009 and 2008, respectively. We experienced trust management expenses associated with shortfalls in interest payments on PCs, known as compensating interest, which significantly exceeded our trust management income during the three and six months ended June 30, 2009. The increase in expense for these shortfalls was attributable to significantly higher refinance activity and lower interest income on trust assets, which we receive as fee income, in the first half of 2009, as compared to the first half of 2008. If mortgage interest rates remain low and refinance activity remains elevated, then our trust management expenses will continue to exceed our related income in the second half of 2009. See “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings-Results — Single-Family Guarantee” in our 2008 Annual Report for further information on compensating interest.

Other Income (Losses)

Other income (losses) primarily consists of resecuritization fees, net hedging gains and losses, fees associated with servicing and technology-related programs, and various other fees received from mortgage originators and servicers. Other income (losses) declined to $70 million in the second quarter of 2009, compared to $94 million in the second quarter of 2008, and totaled $111 million and $138 million in the six months ended June 30, 2009 and 2008, respectively. The decline in other income in both the second quarter and first half of 2009, as compared with the same periods of 2008, reflects a decline in income associated with termination of long-term standby commitments. Following these terminations, we securitized the mortgage loans as PCs or Structured Transactions. We terminated $5.7 billion and $18.8 billion of these long-term standby commitments during the first half of 2009 and 2008, respectively.

26	Freddie Mac

Non-Interest Expense

Table 12 summarizes the components of non-interest expense.

Table 12 — Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Administrative expenses:
Salaries and employee benefits	$221	$241	$428	$472
Professional services	64	55	124	127
Occupancy expense	15	18	33	33
Other administrative expenses	83	90	170	169

Total administrative expenses	383	404	755	801
Provision for credit losses	5,199	2,537	13,990	3,777
REO operations expense	9	265	315	473
Losses on loans purchased	1,199	120	3,211	171
Other expenses	97	108	175	195

Total non-interest expense	$6,887	$3,434	$18,446	$5,417

Administrative Expenses

Administrative expenses decreased for the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008, in part due to a decrease in the number of full-time employees as well as other cost reduction measures. The decrease in salaries and benefits expense for the three and six months ended June 30, 2009 also reflected reductions in short-term performance compensation.

Provision for Credit Losses

Our reserves for mortgage loan and guarantee losses reflect our best projection of defaults we believe are likely as a result of loss events that have occurred through June 30, 2009. The substantial weakness in the national housing market, the uncertainty in other macroeconomic factors, such as trends in unemployment rates and home prices, and the uncertainty of the effect of current or any future government actions to address the economic and housing crisis makes forecasting of default rates imprecise. Our reserves also include the impact of our projections of the results of strategic loss mitigation initiatives, including our temporary suspensions of certain foreclosure transfers, a higher volume of loan modifications, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. An inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

The provision for credit losses was $5.2 billion in the second quarter of 2009, compared to $2.5 billion in the second quarter of 2008, as continued weakness in the housing market and a rapid rise in unemployment affected our single-family mortgage portfolio. A portion of our provision relates to the delinquent interest on loans remaining in PC pools while they remain past due. During the second quarter of 2009, we enhanced our methodology for estimating our loan loss reserves to consider a greater number of loan characteristics and revisions to (1) the effects of home price changes on borrower behavior, and (2) the impact of our loss mitigation actions, including our temporary suspensions of foreclosure transfers and loan modification efforts. We estimate the impact of this enhancement reduced our provision for credit losses by approximately $1.4 billion during the second quarter of 2009. For more information regarding how we derive our estimate for the provision for credit losses, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2008 Annual Report. See “EXECUTIVE SUMMARY — Table 2 — Credit Statistics, Single-Family Mortgage Portfolio” for quarterly trends in our other credit-related statistics. Our provision for credit losses was $14.0 billion and $3.8 billion for the six months ended June 30, 2009 and 2008, respectively. In the three and six months ended June 30, 2009, we recorded a $2.5 billion and $9.6 billion increase, respectively, in our loan loss reserve, which is a combined reserve for credit losses on loans within our mortgage-related investments portfolio and mortgages underlying our PCs, Structured Securities and other mortgage-related guarantees. This resulted in a total reserve balance of $25.2 billion at June 30, 2009. The primary drivers of these increases are outlined below:

•	increased estimates of incurred losses on single-family mortgage loans that are expected to experience higher default rates. In particular, our estimates of incurred losses are higher for single-family loans we purchased or guaranteed during 2006, 2007 and to a lesser extent 2005 and 2008. We expect such loans to continue experiencing higher default rates than loans originated in earlier years. We purchased a greater percentage of higher-risk loans in 2005 through 2008, such as Alt-A, interest-only and other such products, and these mortgages have performed particularly poorly during the current housing and economic downturn;

27	Freddie Mac

•	a significant increase in the size of the non-performing single-family loan portfolio for which we maintain loan loss reserves. This increase is primarily due to deteriorating market conditions and initiatives to prevent or avoid foreclosures. Our single-family non-performing assets increased to $76.9 billion at June 30, 2009, compared to $48.0 billion and $27.5 billion at December 31, 2008 and June 30, 2008, respectively;

•	an observed trend of increasing delinquency rates, foreclosure starts, which is the number of loans that enter the foreclosure process, and foreclosure timeframes. We have experienced more significant increases in delinquency rates and foreclosure starts concentrated in certain regions and states within the U.S. that have been most affected by home price declines, as well as loans with second lien, third-party financing. For example, as of June 30, 2009, at least 14% of loans in our single-family mortgage portfolio had second lien, third-party financing at the time of origination and we estimate that these loans comprise 23% of our delinquent loans, based on unpaid principal balances; and

•	increases in the estimated average loss per loan, or severity of losses, net of expected recoveries from credit enhancements, driven in part by declines in home sales and home prices in the last two years. The states with the largest declines in home prices in the last 12 months and highest severity of losses include California, Florida, Nevada and Arizona.

Our model estimates indicate that recent modest national home price improvements, which we believe to be largely seasonal, during the second quarter of 2009, helped slow the rate of growth in our loan loss reserves in the quarter. However, we expect home price declines in future periods, which will result in increasing default frequency and loss severity and would likely require us to further increase our loan loss reserves. Consequently, we expect our provisions for credit losses will likely remain high during the remainder of 2009 and to increase above the level recognized in the second quarter. The likelihood that our provision for credit losses will remain high beyond 2009 will depend on a number of factors, including the impact of the MHA Program on our loss mitigation efforts, changes in property values, regional economic conditions, including unemployment rates, third-party mortgage insurance coverage and recoveries and the realized rate of seller/servicer repurchases.

REO Operations Expense

REO operations expense was $9 million during the three months ended June 30, 2009, as compared to $265 million during the three months ended June 30, 2008, and was $315 million and $473 million during the six months ended June 30, 2009 and 2008, respectively. REO operations expense decreased in the second quarter of 2009 primarily as a result of a reduction in our holding period allowance. We recognize an allowance for estimated changes in REO fair value during the period properties are held, which is included in REO operations expense. During the second quarter of 2009, our carrying values and disposition values were more closely aligned due to more stable national home prices, reducing the size of our holding period allowance. Single-family REO disposition losses, excluding our holding period allowance, totaled $304 million and $183 million for the three months ended June 30, 2009 and 2008, respectively, and were $610 million and $292 million during the six months ended June 30, 2009 and 2008, respectively. The reduction in our holding period allowance substantially offset the impact of our REO disposition losses during the second quarter of 2009. We expect REO operations expense to fluctuate in the remainder of 2009, as single-family REO acquisition volume increases and home prices remain under downward pressure.

Losses on Loans Purchased

Losses on delinquent and modified loans purchased from the mortgage pools underlying PCs and Structured Securities occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase. As a result of increases in delinquency rates of loans underlying our PCs and Structured Securities and our increasing efforts to reduce foreclosures, the number of loan modifications increased significantly during the first half of 2009, as compared to the first half of 2008. When a loan underlying our PCs and Structured Securities is modified, we generally exercise our repurchase option and hold the modified loan in our mortgage-related investments portfolio. See “Recoveries on Loans Impaired upon Purchase” and “RISK MANAGEMENT — Credit Risks — Table 46 — Changes in Loans Purchased Under Financial Guarantees” for additional information about the impacts of these loans on our financial results.

During the three and six months ended June 30, 2009, the market-based valuation of non-performing loans continued to be adversely affected by the expectation of higher default costs and reduced liquidity in the single-family mortgage market. Our losses on loans purchased were $1.2 billion and $120 million for the three months ended June 30, 2009 and 2008, respectively, and totaled $3.2 billion and $171 million for the six months ended June 30, 2009 and 2008, respectively. The increase in losses on loans purchased is attributed both to the increase in volume of our optional repurchases of delinquent and modified loans underlying our guarantees as well as a decline in market valuations for these loans as compared to the first half of 2008. The growth in volume of our purchases of delinquent

28	Freddie Mac

and modified loans from our PC pools temporarily slowed in the second quarter of 2009 due to our implementation of the loan modification process under HAMP. Loans that we would have otherwise purchased instead remained in the PC pools while the borrowers began the three-month trial period payment plan under HAMP. However, we expect these losses to increase for the remainder of 2009, as we continue to increase modifications and purchases of loans currently in PCs.

Income Tax (Expense) Benefit

For the three months ended June 30, 2009 and 2008, we reported an income tax benefit of $184 million and $1.0 billion, respectively. For the six months ended June 30, 2009 and 2008 we reported an income tax benefit of $1.1 billion and $1.5 billion, respectively. See “NOTE 12: INCOME TAXES” to our consolidated financial statements for additional information.

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

Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) for certain investment-related activities and credit guarantee-related activities. Segment Earnings also includes certain reclassifications among income and expense categories that have no impact on net income (loss) but provide us with a meaningful metric to assess the performance of each segment and our company as a whole. We continue to assess the methodologies used for segment reporting and refinements may be made in future periods. Segment Earnings does not include the effect of the establishment of the valuation allowance against our deferred tax assets, net. See “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements for further information regarding our segments and the adjustments and reclassifications used to calculate Segment Earnings, as well as the allocation process used to generate our segment results.

Segment Earnings — Results

Investments

Our Investments segment is responsible for investment activity in mortgages and mortgage-related securities, other investments, debt financing, and managing our interest rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgages.

29	Freddie Mac

Table 13 presents the Segment Earnings of our Investments segment.

Table 13 — Segment Earnings and Key Metrics — Investments

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$2,454	$1,481	$4,468	$1,780
Non-interest income (loss)	(2,084)	(125)	(6,390)	(110)
Non-interest expense:
Administrative expenses	(119)	(130)	(239)	(261)
Other non-interest expense	(8)	(7)	(15)	(16)

Total non-interest expense	(127)	(137)	(254)	(277)

Segment Earnings (loss) before income tax (expense) benefit	243	1,219	(2,176)	1,393
Income tax (expense) benefit	(85)	(426)	762	(487)

Segment Earnings (loss), net of taxes	158	793	(1,414)	906

Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	2,798	530	4,388	(653)
Investment sales, debt retirements and fair value-related adjustments	907	(3,096)	952	(1,571)
Fully taxable-equivalent adjustment	(98)	(105)	(198)	(215)
Tax-related adjustments(1)	111	1,004	750	992

Total reconciling items, net of taxes	3,718	(1,667)	5,892	(1,447)

GAAP net income (loss)	$3,876	$(874)	$4,478	$(541)

Key metrics — Investments:
Growth:
Purchases of securities — Mortgage-related investments portfolio:(2)(3)
Guaranteed PCs and Structured Securities	$46,599	$91,054	$130,779	$112,598
Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities	10,796	24,688	42,117	34,071
Non-agency mortgage-related securities	19	1,024	95	1,884

Total purchases of securities — Mortgage-related investments portfolio	$57,414	$116,766	$172,991	$148,553

Growth rate of mortgage-related investments portfolio (annualized)	(20.14)%	46.9%	5.32%	19.5%
Return:
Net interest yield — Segment Earnings basis	1.16%	0.80%	1.07%	0.50%

(1)	2009 includes an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax assets, net that is not included in Segment Earnings.
(2)	Based on unpaid principal balance and excludes mortgage-related securities traded, but not yet settled.
(3)	Excludes single-family mortgage loans.

Segment Earnings for our Investments Segment decreased $635 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and decreased $2.3 billion for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Net impairment of available-for-sale securities recognized in earnings increased to $2.2 billion and $6.6 billion during the three and six months ended June 30, 2009, respectively, due to an increase in expected credit-related losses on our non-agency mortgage-related securities, compared to $142 million and $144 million of net impairment of available-for-sale securities recognized in earnings during the three and six months ended June 30, 2008, respectively. Among the securities impaired during the three months ended June 30, 2009 are securities backed by subprime, MTA Option ARM, Alt-A and other loans impaired as a result of the adoption of FSP FAS 115-2 and FAS 124-2. Security impairments that reflect expected or realized credit-related losses are realized in earnings immediately pursuant to GAAP and in Segment Earnings. In contrast, non-credit-related security impairments are recorded in our GAAP results in AOCI, but are not recorded in Segment Earnings. Impairments on securities we intend to sell or more likely than not will be required to sell prior to anticipated recovery are also excluded from Segment Earnings. Segment Earnings net interest income increased $1.0 billion and Segment Earnings net interest yield increased 36 basis points to 116 basis points for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Segment Earnings net interest income increased $2.7 billion and Segment Earnings net interest yield increased 57 basis points to 107 basis points for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The primary drivers underlying the increases in Segment Earnings net interest income and Segment Earnings net interest yield were (a) a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with lower cost debt and (b) a significant increase in the average size of our mortgage-related investments portfolio including an increase in our holdings of fixed-rate assets. Partially offsetting these increases was an increase in derivative interest carry expense on net pay-fixed interest rate swaps, which is recognized within net interest income in Segment Earnings. In addition, certain terminated derivative positions resulted in losses that are amortized prospectively within net interest income in Segment Earnings.

30	Freddie Mac

During the six months ended June 30, 2009, the mortgage-related investments portfolio of our Investments Segment grew at an annualized rate of 5.3%, compared to 19.5% for the six months ended June 30, 2008. The unpaid principal balance of the mortgage-related investments portfolio of our Investments Segment increased from $732 billion at December 31, 2008 to $752 billion at June 30, 2009. The portfolio grew because we acquired and held increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio to provide additional liquidity to the mortgage market and, to a lesser degree, due to more favorable investment opportunities for agency securities, primarily in the first quarter of 2009, due to liquidity concerns in the market. While our mortgage-related investments portfolio increased overall during the six months ended June 30, 2009, it decreased during the second quarter of 2009, due to forward sale commitments of our mortgage-related securities at March 31, 2009 that settled during the second quarter of 2009 and a relative lack of favorable investment opportunities.

We held $72.9 billion of non-Freddie Mac agency mortgage-related securities and $186.2 billion of non-agency mortgage-related securities as of June 30, 2009 compared to $70.9 billion of non-Freddie Mac agency mortgage-related securities and $197.9 billion of non-agency mortgage-related securities as of December 31, 2008. The decline in the unpaid principal balance of non-agency mortgage-related securities is due to the receipt of monthly principal repayments on these securities. Agency securities comprised approximately 68% of the unpaid principal balance of the Investments Segment mortgage-related investments portfolio at both June 30, 2009 and December 31, 2008. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship and restrictions set forth in the Purchase Agreement may negatively impact our Investments segment results over the long term. For example, the required reduction in our mortgage-related investments portfolio balance to $250 billion, through successive annual 10% declines commencing in 2010, will cause a corresponding reduction in our net interest income. This may negatively affect our Investments segment results.

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

31	Freddie Mac

Table 14 presents the Segment Earnings of our Single-family Guarantee segment.

Table 14 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Segment Earnings:
Net interest income	$28	$58	$53	$135
Non-interest income:
Management and guarantee income	942	840	1,864	1,735
Other non-interest income	88	103	171	207

Total non-interest income	1,030	943	2,035	1,942
Non-interest expense:
Administrative expenses	(206)	(212)	(406)	(416)
Provision for credit losses	(6,285)	(2,630)	(15,226)	(3,979)
REO operations expense	(1)	(265)	(307)	(473)
Other non-interest expense	(30)	(29)	(52)	(48)

Total non-interest expense	(6,522)	(3,136)	(15,991)	(4,916)

Segment Earnings (loss) before income tax expense	(5,464)	(2,135)	(13,903)	(2,839)
Income tax (expense) benefit	1,912	747	4,866	993

Segment Earnings (loss), net of taxes	(3,552)	(1,388)	(9,037)	(1,846)

Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments	2,356	1,822	953	1,648
Tax-related adjustments(1)	(1,338)	(638)	(4,316)	(577)

Total reconciling items, net of taxes(1)	1,018	1,184	(3,363)	1,071

GAAP net income (loss)	$(2,534)	$(204)	$(12,400)	$(775)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(2)	$1,787	$1,764	$1,783	$1,746
Issuance — Single-family credit guarantees(2)	$154	$132	$258	$245
Fixed-rate products — Percentage of issuances(3)	96.7%	90.0%	97.9%	91.3%
Liquidation Rate — Single-family credit guarantees (annualized rate)(4)	30.7%	20.8%	26.0%	18.9%
Credit:
Delinquency rate(5)	2.78%	0.93%
Delinquency transition rate(6)	24.7%	22.8%
REO inventory (number of units)	34,699	22,029	34,699	22,029
Single-family credit losses, in basis points (annualized)	41.7	18.1	35.4	15.1
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$10,465	$11,227	$10,465	$11,227
30-year fixed mortgage rate(8)	5.0%	6.1%	5.1%	6.0%

(1)	2009 includes an allocation of the non-cash charge related to the partial valuation allowance recorded against our deferred tax assets, net that is not included in Segment Earnings.
(2)	Based on unpaid principal balance.
(3)	Excludes Structured Transactions, but includes interest-only mortgages with fixed interest rates.
(4)	Includes the effect of terminations of long-term standby commitments.
(5)	Represents the percentage of loans in our single-family credit guarantee portfolio, based on loan count, which are 90 days or more past due at period end and excluding loans underlying Structured Transactions. See “RISK MANAGEMENT — Credit Risks — Credit Performance — Delinquencies” for additional information.
(6)	Represents the percentage of loans that have been reported as 90 days or more delinquent or in foreclosure in the same quarter of the preceding year that have transitioned to REO. The rate excludes other dispositions that can result in a loss, such as short-sales and deed-in-lieu transactions.
(7)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated July 11, 2009.
(8)	Based on Freddie Mac’s PMMS rate. Represents the national average mortgage commitment rate to a qualified borrower exclusive of the fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Segment Earnings (loss) for our Single-family Guarantee segment declined to a loss of $(3.6) billion for the second quarter of 2009, compared to a loss of $(1.4) billion for the second quarter of 2008. This decline reflects an increase in credit-related expenses of $3.4 billion due to higher delinquency rates, higher volumes of non-performing loans and foreclosure transfers, higher severity of losses on a per-property basis and other regional economic conditions. Segment Earnings management and guarantee income increased for the three and six months ended June 30, 2009, compared to the same periods in 2008, primarily due to higher credit fee amortization which was accelerated as a result of increased liquidation, or prepayment, rates on the related loans, which is attributed to higher refinance activity in the 2009 periods. Higher credit fee amortization in the 2009 periods was partially offset by slightly lower average contractual management and guarantee rates as compared to the three and six months ended June 30, 2008.

32	Freddie Mac

Table 15 below provides summary information about Segment Earnings management and guarantee income for this segment. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of credit fees.

Table 15 — Segment Earnings Management and Guarantee Income — Single-Family Guarantee

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$697	15.2	$708	15.8	$1,404	15.3	$1,415	16.0
Amortization of credit fees included in other liabilities	245	5.3	132	2.9	460	5.1	320	3.6

Total Segment Earnings management and guarantee income	942	20.5	840	18.7	1,864	20.4	1,735	19.6

Adjustments to reconcile to consolidated GAAP:
Reclassification between net interest income and management and guarantee fee(1)	61		56		118		94
Credit guarantee-related activity adjustments(2)	(315)		(156)		(535)		(317)
Multifamily management and guarantee income(3)	22		17		43		34

Management and guarantee income, GAAP	$710		$757		$1,490		$1,546

(1)	Management and guarantee fees earned on mortgage loans held in our mortgage-related investments portfolio are reclassified from net interest income within the Investments segment to management and guarantee fees within the Single-family Guarantee segment. Buy-up and buy-down fees are transferred from the Single-family Guarantee segment to the Investments segment.
(2)	Primarily represent credit fee amortization adjustments.
(3)	Represents management and guarantee income recognized related to our Multifamily segment that is not included in our Single-family Guarantee segment.

For the six months ended June 30, 2009 and 2008, the annualized growth rates of our single-family credit guarantee portfolio were 2.6% and 9.5%, respectively. Our mortgage purchase volumes are impacted by several factors, including origination volumes, mortgage product and underwriting trends, competition, customer-specific behavior, contract terms, and governmental initiatives concerning our business activities. Origination volumes are also affected by government programs, such as the MHA Program. Single-family mortgage purchase volumes from individual customers can fluctuate significantly. Despite these fluctuations, our share of the overall single-family mortgage origination market was higher in the first half of 2009 as compared to the first half of 2008, as mortgage originators have generally tightened their credit standards, causing conforming mortgages to be the predominant product in the market during the first half of 2009. We have also tightened our own guidelines for mortgages we purchase and we have seen improvements in the credit quality of mortgages delivered to us in 2009. We experienced an increase in refinance activity in both the second quarter and first half of 2009 caused by declines in mortgage interest rates during those periods as well as our support of Home Affordable Refinance under the MHA Program.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $6.3 billion for the three months ended June 30, 2009 compared to $2.6 billion for the three months ended June 30, 2008, due to continued credit deterioration in our single-family credit guarantee portfolio. Segment Earnings provision for credit losses was $15.2 billion and $4.0 billion for the six months ended June 30, 2009 and 2008, respectively. Mortgages in our single-family credit guarantee portfolio experienced significantly higher delinquency rates, higher transition rates to foreclosure, as well as higher loss severities on a per-property basis in the first half of 2009 than in the first half of 2008. During the second quarter of 2009, we enhanced our methodology for estimating our loan loss reserves to consider a greater number of loan characteristics and revisions to (1) the effects of home price changes on borrower behavior, and (2) the impact of our loss mitigation actions, including our temporary suspensions of foreclosure transfers and loan modification efforts. Our provision for credit losses is based on our estimate of incurred losses inherent in both our single-family credit guarantee portfolio and the single-family mortgage loans in our mortgage-related investments portfolio using recent historical performance, such as trends in delinquency rates, recent charge-off experience, recoveries from credit enhancements and other loss mitigation activities.

The delinquency rate on our single-family credit guarantee portfolio, excluding Structured Transactions, increased to 2.78% as of June 30, 2009 from 1.72% as of December 31, 2008. Increases in delinquency rates occurred in all product types for the three and six months ended June 30, 2009. Increases in delinquency rates have been more severe in the states of Nevada, Florida, Arizona and California. The delinquency rates for loans in our single-family mortgage portfolio, excluding Structured Transactions, related to the states of Nevada, Florida, Arizona and California were 7.87%, 7.73%, 5.12% and 4.23%, respectively, as of June 30, 2009. We expect our delinquency rates will continue to rise in the remainder of 2009.

33	Freddie Mac

Charge-offs, gross, for this segment increased to $2.4 billion in the second quarter of 2009 compared to $0.7 billion in the second quarter of 2008, primarily due to an increase in the volume of REO properties we acquired through foreclosure transfers after our temporary suspension of foreclosure transfers ended in March. Declining home prices during the last 12 months resulted in higher charge-offs, on a per property basis, during the second quarter of 2009 compared to the second quarter of 2008, and we expect growth in charge-offs to continue in the remainder of 2009. See “RISK MANAGEMENT — Credit Risks — Table 50 — Single-Family Credit Loss Concentration Analysis” for additional delinquency and credit loss information.

Single-family Guarantee REO operations expense declined during the three and six months ended June 30, 2009, compared to the same periods in 2008. REO operations expense decreased in the second quarter of 2009 as a result of a reduction in our holding period allowance. During the second quarter of 2009, our existing and newly acquired REO required fewer market-based write-downs due to stabilizing home prices during the period. We expect REO operations expense to fluctuate in the remainder of 2009, as single-family REO acquisition volume increases and home prices remain under downward pressure.

During the first half of 2009, we experienced significant increases in REO activity in all regions of the U.S., particularly in the states of California, Florida, Nevada and Arizona. The West region represented approximately 34% and 26% of our REO property acquisitions during the first half of 2009 and the first half of 2008, respectively, based on the number of units. The highest concentration in the West region is in the state of California. At June 30, 2009, our REO inventory in California comprised 16% of total REO property inventory, based on units, and approximately 25% of our total REO property inventory, based on loan amount prior to acquisition. California has accounted for a significant amount of our credit losses and losses on our loans in this state comprised approximately 32% and 31% of our total credit losses in the second quarter of 2009 and the second quarter of 2008, respectively. We temporarily suspended all foreclosure transfers on occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. On March 7, 2009, we suspended foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, we have continued with initiation and other preclosing steps in the foreclosure process. As a result of our suspension of foreclosure transfers, we experienced an increase in single-family delinquency rates and a slow-down in the growth of REO acquisitions and REO inventory during the first half of 2009, as compared to what we would have experienced without these actions. Our suspension or delay of foreclosure transfers and any imposed delay in foreclosures by regulatory or governmental agencies also causes a delay in our recognition of credit losses and our loan loss reserves to increase. See “RISK MANAGEMENT — Credit Risks — Loss Mitigation Activities” for further information on these programs.

Approximately 27% of loans in our single-family credit guarantee portfolio had estimated current LTV ratios above 90%, excluding second liens by third parties, at June 30, 2009, compared to 15% at June 30, 2008. In general, higher total LTV ratios indicate that the borrower has less equity in the home and would thus be more likely to default in the event of a financial hardship. There was a slight increase in national home prices during the first half of 2009; however, we expect that home prices are likely to decline during the second half of 2009. We expect that declines in home prices combined with the deterioration in rates of unemployment and other factors will result in higher credit losses for our Single-family Guarantee segment during the remainder of 2009. The implementation of any governmental actions or programs that expand the ability of delinquent borrowers to obtain modifications with concessions of past due principal or interest amounts, including proposed changes to bankruptcy laws, could lead to higher charge-offs.

Multifamily Segment

Through our Multifamily segment, we purchase multifamily mortgages for investment and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. The mortgage loans of the Multifamily segment consist of mortgages that are secured by properties with five or more residential rental units. We typically hold multifamily loans for investment purposes. In 2008, we began holding multifamily mortgages designated held-for-sale as part of our initiative to offer securitization capabilities to the market and our customers, and we executed the first of these securitizations in the second quarter of 2009. We may consider executing additional securitization transactions using multifamily loans we hold in our portfolio in the future, as market conditions permit.

34	Freddie Mac

Table 16 presents the Segment Earnings of our Multifamily segment.

Table 16 — Segment Earnings and Key Metrics — Multifamily

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$112	$98	$230	$173
Non-interest income (loss):
Management and guarantee income	22	17	43	34
LIHTC partnerships	(167)	(108)	(273)	(225)
Other non-interest income	5	7	8	15

Total non-interest income (loss)	(140)	(84)	(222)	(176)
Non-interest expense:
Administrative expenses	(52)	(49)	(101)	(98)
Provision for credit losses	(57)	(7)	(57)	(16)
REO operations expense	(8)	—	(8)	—
Other non-interest expense	(7)	(5)	(12)	(9)

Total non-interest expense	(124)	(61)	(178)	(123)

Segment Earnings (loss) before income tax benefit	(152)	(47)	(170)	(126)
LIHTC partnerships tax benefit	148	149	299	298
Income tax benefit	54	16	60	44
Less: Net (income) loss — noncontrolling interest	—	—	1	—

Segment Earnings, net of taxes	50	118	190	216

Reconciliation to GAAP net income (loss):
Derivative and foreign-currency denominated debt-related adjustments	2	(3)	(30)	(14)
Credit guarantee-related adjustments	(2)	(4)	3	(4)
Investment sales, debt retirements and fair value related adjustments	(7)	—	(24)	—
Tax-related adjustments(1)	(41)	2	(704)	6

Total reconciling items, net of taxes(1)	(48)	(5)	(755)	(12)

GAAP net income (loss)	$2	$113	$(565)	$204

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio(2)	$77,650	$62,706	$75,946	$60,759
Average balance of Multifamily guarantee portfolio(2)	$15,819	$13,209	$15,666	$12,274
Purchases — Multifamily loan portfolio(2)	$4,303	$4,189	$7,951	$8,252
Issuances — Multifamily guarantee portfolio(2)	$1,127	$1,105	$1,304	$3,487
Liquidation Rate — Multifamily loan portfolio (annualized rate)	3.4%	7.9%	3.5%	6.9%
Credit:
Delinquency rate(3)	0.11%	0.04%	0.11%	0.04%
Allowance for loan losses	$330	$78	$330	$78

(1)	2009 includes an allocation of the non-cash charge related to the partial valuation allowance recorded against our deferred tax assets, net that is not included in Segment Earnings.
(2)	Based on unpaid principal balance.
(3)	Based on net carrying value of mortgages 90 days or more delinquent as well as those in the process of foreclosure and excluding Structured Transactions.

Segment Earnings for our Multifamily segment decreased to $50 million for the second quarter of 2009 compared to $118 million for the second quarter of 2008. Segment Earnings for the Multifamily segment were $190 million and $216 million for the six months ended June 30, 2009 and 2008, respectively. The declines in Segment Earnings for the three and six months ended June 30, 2009 as compared to the corresponding periods in 2008 were primarily due to higher non-interest expenses and higher LIHTC partnership losses, partially offset by higher net interest income. Net interest income increased $14 million, or 14%, for the second quarter of 2009 compared to the second quarter of 2008, primarily driven by a 24% increase in the average balances of our Multifamily loan portfolio and significantly lower funding costs, partially offset by a decrease in prepayment fees, or yield maintenance income, and increased costs of capital reserves held for potential funding of our liquidity guarantees. See “OFF-BALANCE SHEET ARRANGEMENTS” for more information on our liquidity guarantees.

Non-interest income (loss) was $(140) million in the second quarter of 2009 compared to $(84) million in the second quarter of 2008. The increase in loss is attributed to higher losses on LIHTC partnerships in the second quarter of 2009. We invest as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. Our investments in LIHTC partnerships totaled $3.9 billion and $4.1 billion as of June 30, 2009 and December 31, 2008, respectively. Although these partnerships generate operating losses, we realize a return on our investment through reductions in income tax expense that result from tax credits. Our exposure is limited to the amount of our investment; however, the potential exists that we may not be able to utilize some

35	Freddie Mac

previously taken or future tax credits. In consultation with our Conservator, we are considering potential transactions to realize the value of these interests, if market conditions are appropriate.

Non-interest expenses increased for the three and six months ended June 30, 2009 compared to the same periods in 2008, primarily due to increased provision for credit losses and REO operations expense. Our multifamily delinquency rates continued to increase in the second quarter and we expect further increases during the second half of 2009 as multifamily operators remain under pressure. Our REO property inventory has increased to seven properties as of June 30, 2009. REO operations expenses in the second quarter of 2009 relate to fair value write-down of the properties in inventory due to market conditions.

We continued to provide stability and liquidity for the financing of rental housing nationwide by continuing our purchases and credit guarantees of multifamily mortgage loans. In June 2009, we completed a structured securitization transaction with multifamily mortgage loans of approximately $1 billion. This Structured Transaction was backed by 62 multifamily loans and was one of the first large commercial mortgage bond issuances in the CMBS market this year. We may consider additional transactions in the future, if market conditions are appropriate.

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

Cash and Other Investments Portfolio

Table 17 provides detail regarding our cash and other investments portfolio.

Table 17 — Cash and Other Investments Portfolio

	Fair Value
	June 30, 2009	December 31, 2008
	(in millions)

Cash and cash equivalents	$46,662	$45,326
Investments:
Non-mortgage-related securities:
Available-for-sale securities:
Asset-backed securities	6,248	8,794

Total available-for-sale non-mortgage-related securities	6,248	8,794

Trading:
Asset-backed securities	540	—
Treasury bills	11,395	—

Total trading non-mortgage-related securities	11,935	—

Total non-mortgage-related available-for-sale and trading securities	18,183	8,794
Federal funds sold and securities purchased under agreements to resell:
Securities purchased under agreements to resell	8,500	10,150

Total cash and other investments portfolio	$73,345	$64,270

Our cash and other investments portfolio is important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market, as discussed in “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Other Investments Portfolio” in our 2008 Annual Report. Cash and cash equivalents comprised $46.7 billion of the $73.3 billion in this portfolio as of June 30, 2009. At June 30, 2009, the investments in this portfolio also included $6.8 billion of non-mortgage-related asset-backed securities and $11.4 billion of Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations.

During the six months ended June 30, 2009, we increased the balance of our cash and other investments portfolio by $9.1 billion, primarily due to an $11.9 billion increase in trading asset-backed securities and Treasury bills. On June 30, 2009, we received $6.1 billion from Treasury under the Purchase Agreement pursuant to a draw request that FHFA submitted to Treasury on our behalf to address the deficit in net worth as of March 31, 2009.

We recorded net impairment of available-for-sale securities recognized in earnings related to our cash and other investments portfolio of $11 million and $185 million during the three and six months ended June 30, 2009, respectively, for our non-mortgage-related investments, as we could not assert that we did not intend to, or we will not be required to, sell these securities before a recovery of the unrealized losses. The non-mortgage-related securities impaired during the second quarter of 2009 had $0.3 billion of unpaid principal balances at June 30, 2009. The decision to impair these securities is consistent with our consideration of securities from the cash and other investments portfolio as a contingent source of liquidity. We do not expect any contractual cash shortfalls related to these securities.

36	Freddie Mac

All unrealized losses related to available-for-sale securities in our cash and other investments portfolio have been recorded in net impairment of available-for-sale securities recognized in earnings for the quarter ended June 30, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

During the three and six months ended June 30, 2008, we recorded $214 million of net impairment of available-for-sale securities recognized in earnings related to investments in non-mortgage-related asset-backed securities within our cash and other investments portfolio with $8.9 billion of unpaid principal balances as we could no longer assert the positive intent to hold these securities to recovery.

Table 18 provides credit ratings of the non-mortgage-related asset-backed securities in our cash and other investments portfolio at June 30, 2009. Table 18 includes securities classified as either available-for-sale or trading on our consolidated balance sheets.

Table 18 — Investments in Non-Mortgage-Related Asset-Backed Securities

	June 30, 2009
					Current
	Amortized	Fair	Original%	Current%	Investment
Collateral Type	Cost	Value	AAA-rated(1)	AAA-rated(2)	Grade(3)
	(dollars in millions)

Non-mortgage-related asset-backed securities:
Credit cards	$3,415	$3,684	100%	76%	97%
Auto credit	1,710	1,824	100	66	100
Equipment lease	489	506	100	88	100
Student loans	404	425	100	89	100
Dealer floor plans(4)	28	33	100	—	—
Stranded assets(5)	187	193	100	100	100
Insurance premiums	123	123	100	100	100

Total non-mortgage-related asset-backed securities	$6,356	$6,788	100	76	98

(1)	Reflects the composition of the portfolio that was AAA-rated as of the date of our acquisition of the security, based on unpaid principal balance and the lowest rating available.
(2)	Reflects the AAA-rated composition of the securities as of July 31, 2009, based on unpaid principal balance as of June 30, 2009 and the lowest rating available.
(3)	Reflects the composition of these securities with credit ratings BBB– or above as of July 31, 2009, based on unpaid principal balance as of June 30, 2009 and the lowest rating available.
(4)	Consists of securities backed by liens secured by automobile dealer inventories.
(5)	Consists of securities backed by liens secured by fixed assets owned by regulated public utilities.

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

Under the Purchase Agreement with Treasury and FHFA regulation, our mortgage-related investments portfolio may not exceed $900 billion as of December 31, 2009 and then must decline by 10% per year thereafter until it reaches $250 billion. The first of the annual 10% portfolio reductions is effective on December 31, 2010 and will be calculated relative to the actual balance of our mortgage-related investments portfolio on December 31, 2009. Consistent with our ability under the Purchase Agreement to increase the size of our on-balance sheet mortgage portfolio through the end of 2009, since we entered into conservatorship we have acquired and held increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio to provide additional liquidity to the mortgage market. While our mortgage-related investments portfolio increased overall during the six months ended June 30, 2009, it decreased during the second quarter of 2009, due to forward sale commitments of mortgage-related securities at March 31, 2009 that settled during the second quarter and a relative lack of favorable investment opportunities. Table 19 provides unpaid principal balances of the mortgage loans and mortgage-related securities in our mortgage-related investments portfolio. Table 19 includes securities classified as either available-for-sale or trading on our consolidated balance sheets.

37	Freddie Mac

Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio

	June 30, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)

Mortgage loans:
Single-family:(1)
Conventional:(2)
Amortizing	$47,659	$1,042	$48,701	$34,630	$1,295	$35,925
Interest-only	409	685	1,094	440	841	1,281

Total conventional	48,068	1,727	49,795	35,070	2,136	37,206
USDA Rural Development/FHA/VA	2,173	—	2,173	1,549	—	1,549

Total single-family	50,241	1,727	51,968	36,619	2,136	38,755
Multifamily(3)	68,564	9,743	78,307	65,322	7,399	72,721

Total unpaid principal balance of mortgage loans	118,805	11,470	130,275	101,941	9,535	111,476

PCs and Structured Securities:(4)
Single-family(1)	350,733	87,777	438,510	328,965	93,498	422,463
Multifamily	279	1,689	1,968	332	1,729	2,061

Total PCs and Structured Securities	351,012	89,466	440,478	329,297	95,227	424,524

Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities:(5)
Fannie Mae:
Single-family(1)	38,670	33,132	71,802	35,142	34,460	69,602
Multifamily	448	91	539	582	92	674
Ginnie Mae:
Single-family(1)	370	143	513	398	152	550
Multifamily	35	—	35	26	—	26

Total agency mortgage-related securities	39,523	33,366	72,889	36,148	34,704	70,852

Non-agency mortgage-related securities:
Single-family:(1)(6)
Subprime	417	67,158	67,575	438	74,413	74,851
MTA Option ARM	—	18,746	18,746	—	19,606	19,606
Alt-A and other	3,049	20,118	23,167	3,266	21,801	25,067
Commercial mortgage-backed securities	24,205	38,748	62,953	25,060	39,131	64,191
Obligations of states and political subdivisions(7)	12,438	50	12,488	12,825	44	12,869
Manufactured housing(8)	1,090	176	1,266	1,141	185	1,326

Total non-agency mortgage-related securities(9)	41,199	144,996	186,195	42,730	155,180	197,910

Total mortgage-related securities	431,734	267,828	699,562	408,175	285,111	693,286

Total unpaid principal balance of mortgage-related investments portfolio	$550,539	$279,298	829,837	$510,116	$294,646	804,762

Premiums, discounts, deferred fees, impairments of unpaid principal balances and other basis adjustments			(12,298)			(17,788)
Net unrealized losses on mortgage-related securities, pre-tax			(41,585)			(38,228)
Allowance for loan losses on mortgage loans held-for-investment(10)			(831)			(690)

Total carrying value of mortgage-related investments portfolio			$775,123			$748,056

(1)	Variable-rate single-family mortgage loans and mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for information on Alt-A and subprime loans, which are a component of our single-family conventional mortgage loans
(3)	Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.
(4)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral.
(5)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities rated AAA or equivalent.
(6)	Single-family non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other mortgage loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 24 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, MTA Option ARM, Alt-A and Other Loans at June 30, 2009 and December 31, 2008” and “Table 25 — Ratings Trend of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, MTA Option ARM, Alt-A and Other Loans.”
(7)	Consists of mortgage revenue bonds. Approximately 56% and 58% of these securities held at June 30, 2009 and December 31, 2008, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(8)	At June 30, 2009 and December 31, 2008, 19% and 32%, respectively, of mortgage-related securities backed by manufactured housing were rated BBB– or above, based on the lowest rating available. For both dates, 91% of mortgage-related securities backed by manufactured housing had credit enhancements, including primary monoline insurance, that covered 23% of the mortgage-related securities backed by manufactured housing based on the unpaid principal balance. At both June 30, 2009 and December 31, 2008, we had secondary insurance on 60% of these securities that were not covered by the primary monoline insurance, based on the unpaid principal balance. Approximately 3% of the mortgage-related securities backed by manufactured housing were AAA-rated at both June 30, 2009 and December 31, 2008 based on the unpaid principal balance and the lowest rating available.
(9)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 38% and 55% of total non-agency mortgage-related securities held at June 30, 2009 and December 31, 2008, respectively, were AAA-rated as of those dates, based on the unpaid principal balance and the lowest rating available.
(10)	See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Loan Loss Reserves” for information about our allowance for loan losses on mortgage loans held-for-investment.

38	Freddie Mac

The total unpaid principal balance of our mortgage-related investments portfolio increased by $25.1 billion to $829.8 billion at June 30, 2009 compared to December 31, 2008. The portfolio grew during the first half of 2009 because we acquired and held increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio to provide additional liquidity to the mortgage market and, to a lesser degree, due to more favorable investment opportunities for agency securities. Our net purchase activity increased considerably as we deployed capital at favorable OAS levels. The $25.1 billion increase included net purchases of PCs and Structured Securities and agency mortgage-related securities balances totaling $18 billion, partially offset by an $11.7 billion decrease in non-agency mortgage-related securities balances, primarily due to principal repayments on securities backed by subprime, MTA Option ARM, Alt-A and other loans.

The balance of mortgage loans held in our mortgage-related investments portfolio increased by $18.8 billion during the first half of 2009, including an increase of approximately $5.6 billion in multifamily loans. We invest in both adjustable- and fixed-rate multifamily loans secured by apartment buildings or communities. Fixed-rate multifamily loans generally include prepayment fees if the borrowers prepay within the yield maintenance period, which is normally the initial five to ten years. The unpaid principal balance of multifamily loans in our mortgage-related investments portfolio increased from $72.7 billion at December 31, 2008 to $78.3 billion at June 30, 2009, an increase of 7.7%. We expect industry-wide loan demand to remain weak in the second half of 2009. While we expect our multifamily loan portfolio to increase in the second half of 2009, the rate of growth has slowed, reflecting the market’s contraction.

As mortgage interest rates declined during the first half of 2009, single-family refinance mortgage originations increased and the volume of deliveries of single-family mortgage loans to us for cash purchase rather than for guarantor swap transactions also increased. Loans purchased through the cash purchase program are typically sold to investors through a cash auction of PCs and, in the interim, are carried as mortgage loans on our consolidated balance sheets. However, demand for our cash auctions of PCs has fluctuated during the first half of 2009. Our increased cash purchase activity coupled with fewer PCs sold at cash auctions, as well as our increased purchases of delinquent and modified loans from the mortgage pools underlying our PCs and Structured Securities, resulted in a 34.1% increase in the unpaid principal balance of single-family mortgage loans held in our mortgage-related investments portfolio during the first half of 2009.

Higher Risk Components of Our Mortgage-Related Investments Portfolio

As discussed below, we have exposure to subprime, Alt-A and option ARM loans in our mortgage-related investments portfolio as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, MTA Option ARM, and Alt-A and other loans in our mortgage-related investments portfolio.

•	Single-family mortgage loans: We hold Alt-A loans in our mortgage-related investments portfolio. We do not hold a significant dollar amount of option ARM or subprime loans in our mortgage-related investments portfolio.

In addition, a portion of the single-family mortgage loans underlying our PCs and Structured Securities are subprime, Alt-A and option ARM loans and we hold significant dollar amounts of PCs and Structured Securities in our mortgage-related investments portfolio. For more information on single-family loans underlying our PCs and Structured Securities, see “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Mortgage Product Types.”

During the first half of 2009, we did not buy or sell any non-agency mortgage-related securities backed by subprime, MTA Option ARM or Alt-A and other loans. As discussed below, we recognized impairment and unrealized losses on our holdings of such securities in the first half of 2009. See “Table 20 — Other-Than-Temporary Impairments on Securities Backed by Subprime, MTA Option ARM, Alt-A and Other Loans” for more information. We believe that the declines in fair values for these securities are attributable to poor underlying collateral performance and decreased liquidity and larger risk premiums in the mortgage market.

Higher Risk Single-Family Mortgage Loans

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards such as limited or no documentation of a borrower’s income. Mortgage loans with higher LTV ratios have a higher risk of default, especially since the U.S.

39	Freddie Mac

mortgage market has experienced declining home prices and home sales for an extended period. Also, the industry has viewed borrowers with credit scores below 620 based on the FICO scale as having a higher risk of default.

We generally do not classify the single-family mortgage loans in our mortgage-related investments portfolio as either prime or subprime; however, there are mortgage loans within our mortgage-related investments portfolio with higher risk characteristics than other mortgage loans. For example, we estimate that there were $2.2 billion and $1.7 billion at June 30, 2009 and December 31, 2008, respectively, of loans with both original LTV ratios greater than 90% and FICO credit scores less than 620 at the time of loan origination.

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or alternative income or asset documentation requirements relative to a full documentation mortgage loan. In determining our Alt-A exposure in loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, which indicate that the loan should be classified as Alt-A. We estimate that approximately $3.7 billion, or 7% of the single-family mortgage loans in our mortgage-related investments portfolio were classified as Alt-A loans at June 30, 2009.

See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for further information.

Non-Agency Mortgage-Related Securities Backed by Subprime Loans

We have classified securities as subprime if the securities were labeled as subprime when sold to us. At June 30, 2009 and December 31, 2008, we held $67.6 billion and $74.8 billion, respectively, in unpaid principal balances of non-agency mortgage-related securities backed by first lien and second lien subprime loans in our mortgage-related investments portfolio. In addition to the contractual interest payments, we receive monthly remittances of principal repayments on these securities, which totaled $3.4 billion and $7.2 billion during the three and six months ended June 30, 2009, respectively, representing a partial return of our investment in these securities. We have seen a decrease in the annualized rate of principal repayments on such securities from 25% in the fourth quarter of 2008 to 19% in the second quarter of 2009. These securities benefit from significant credit enhancement, particularly through subordination. These securities experienced significant downgrades during the first half of 2009, as 20% and 58% were investment grade at June 30, 2009 and December 31, 2008, respectively.

Non-Agency Mortgage-Related Securities Backed by MTA Option ARM Loans

MTA Option ARM loans are indexed to the Moving Treasury Average and have optional payment terms, including options that allow for deferral of principal payments which result in negative amortization for an initial period of years. MTA Option ARM loans generally have a specified date when the mortgage is recast to require principal payments under new terms, which can result in substantial increases in monthly payments by the borrower.

We have classified securities as MTA Option ARM if the securities were labeled as MTA Option ARM when sold to us or if we believe the underlying collateral includes a significant amount of MTA Option ARM loans. We had $18.7 billion and $19.6 billion in unpaid principal balances of non-agency mortgage-related securities classified as MTA Option ARM at June 30, 2009 and December 31, 2008, respectively. In addition to the contractual interest payments, we receive monthly remittances of principal repayments on these securities, which totaled $0.5 billion and $0.9 billion during the three and six months ended June 30, 2009, respectively, representing a partial return of our investment in these securities. The annualized rate of principal repayments during the second quarter of 2009 on these securities was 10%, an increase from the fourth quarter 2008 rate of 8%. These securities benefit from significant credit enhancements, particularly through subordination. These securities experienced significant downgrades during the first half of 2009, as 4% and 72% were investment grade at June 30, 2009 and December 31, 2008, respectively.

Non-Agency Mortgage-Related Securities Backed by Alt-A and Other Loans

We have classified securities as Alt-A if the securities were labeled as Alt-A when sold to us or if we believe the underlying collateral includes a significant amount of Alt-A loans. We classified $23.2 billion and $25.1 billion in unpaid principal balances of our single-family non-agency mortgage-related securities as Alt-A and other loans at June 30, 2009 and December 31, 2008, respectively. In addition to the contractual interest payments, we receive monthly remittances of principal repayments on these securities, which totaled $1.0 billion and $1.9 billion during the three and six months ended June 30, 2009, representing a partial return of our investment in these securities. The annualized rate of principal repayments during the second quarter of 2009 on these securities was 17%, an increase from the fourth quarter 2008 rate of 14%. These securities benefit from significant credit enhancements, particularly through subordination. These securities experienced significant downgrades during the first half of 2009, as 35% and 79% were investment grade at June 30, 2009 and December 31, 2008, respectively.

40	Freddie Mac

Unrealized Losses on Available-for-Sale Mortgage-Related Securities

At June 30, 2009, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $58.5 billion, compared to $50.9 billion at December 31, 2008. This increase in unrealized losses includes the impact of $15.3 billion, pre-tax, ($9.9 billion, net of tax) of other-than-temporary impairment losses recorded as a result of the adoption of FSP FAS 115-2 and FAS 124-2 that more than offset the unrealized gains in non-agency mortgage-related securities that occurred during the first half of 2009. We believe that unrealized losses on non-agency mortgage-related securities at June 30, 2009 were attributable to poor underlying collateral performance, decreased liquidity and larger risk premiums in the non-agency mortgage market. All securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding unrealized losses on available-for-sale securities.

Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities

We adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009, which provides guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. Under the guidance set forth in these pronouncements, a portion of the other-than-temporary impairment (that portion which relates to securities not intended to be sold and which is not credit-related) is recorded in AOCI and not recognized in earnings. See “NOTE 4: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” to our consolidated financial statements for additional information regarding these accounting principles and impairments.

Table 20 provides additional information regarding other-than-temporary impairments related to our available-for-sale mortgage-related securities during the second quarter of 2009.

Table 20 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended June 30, 2009
	Unpaid	Net Impairment of
	Principal	Available-For-Sale Securities
	Balance	Recognized in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$24,899	$949
Other years — first and second liens(1)	8,532	342

Total subprime — first and second liens	33,431	1,291

MTA Option ARM:
2006 & 2007	11,446	301
Other years	5,586	169

Total MTA Option ARM	17,032	470

Alt-A:
2006 & 2007	7,004	169
Other years	4,601	131

Total Alt-A	11,605	300

Other loans	2,780	96

Total Subprime, MTA Option ARM, Alt-A and other loans	64,848	2,157
Manufactured housing	807	45

Total available-for-sale mortgage-related securities	$65,655	$2,202

(1)	Includes 2006 and 2007 second liens.

We recorded net impairment of available-for-sale securities in earnings related to non-agency mortgage-related securities of approximately $2.2 billion during the second quarter of 2009. These impairments are due to significant sustained deterioration in the performance of the collateral underlying these securities. The expected loss during the second quarter of 2009 is also due to a lack of confidence in the credit enhancements provided by primary monoline bond insurance from four monoline insurers on individual securities in an unrealized loss position. Since the second quarter of 2008, we have recorded impairment of available-for-sale securities in earnings related to non-agency mortgage-related securities backed by four monoline insurers. We expect a principal and interest shortfall will occur on the insured securities and that, in such a case, there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. The deterioration has not impacted our conclusion that we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Bond Insurers” for more information on our exposure to bond insurers. Included in these net impairments are $0.9 billion of impairments related to securities backed by subprime, MTA Option ARM, Alt-A and other loans with $21 billion of unpaid principal balance that were impaired for the first time during the second quarter of 2009. Among the securities impaired during the second quarter of 2009 are securities backed by subprime, MTA Option ARM, Alt-A and other loans with $10 billion of unpaid principal balance impaired as a result

41	Freddie Mac

of the adoption of FSP FAS 115-2 and FAS 124-2. These securities were identified as securities that would have been other-than-temporarily impaired as of March 31, 2009 if the guidance had been in place prior to April 1, 2009. Cumulative credit-related impairments recognized in earnings on these $10 billion of securities were $0.6 billion during the second quarter of 2009.

As a result of the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, we recorded a cumulative adjustment of $(9.9) billion, net of tax, related to other-than-temporary impairment losses to AOCI. This cumulative adjustment reclassified the non-credit component of previously recognized other-than-temporary impairments from retained earnings to AOCI. In addition, $8.3 billion of the total other-than-temporary impairments primarily related to our non-agency securities for the second quarter of 2009 were non-credit-related and, thus, recognized in AOCI. The $8.3 billion, pre-tax, of impairments recognized in AOCI during the second quarter of 2009 represents the portion of cumulative fair value declines, that are not related to credit, on newly identified securities as a result of adoption of FSP FAS 115-2 and FAS 124-2 and current period changes in fair value, not attributed to credit, for previously impaired securities. We currently estimate that the future expected principal and interest shortfall on these securities will be significantly less than the recent fair value declines. We have incurred actual principal cash shortfalls of $39 million on impaired securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

We recorded net impairment of available-for-sale securities recognized in earnings related to non-agency mortgage-related securities of approximately $9.2 billion during the six months ended June 30, 2009. Of this amount, $6.9 billion were recognized in the first quarter of 2009, prior to the adoption of FSP FAS 115-2 and FAS 124-2, and were related to non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans that were probable of incurring a contractual principal or interest loss.

During the three and six months ended June 30, 2008, we recorded $0.8 billion of impairment of available-for-sale securities recognized in earnings related to our investments in non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans primarily due to deterioration in the performance of the collateral underlying these loans. All of this amount was recorded in the second quarter.

The decline in mortgage credit performance has been severe for subprime, MTA Option ARM, Alt-A and other loans. Many of the same economic factors impacting the performance of our single-family mortgage portfolio also impact the performance of the non-agency mortgage-related securities in our mortgage-related investments portfolio. Rising unemployment, an increasing inventory of unsold homes, tight credit conditions, volatility in mortgage rates and LIBOR, and weakening consumer confidence not only contributed to poor performance during the second quarter of 2009, but also impacted our expectations regarding future performance, both of which are critical in assessing other-than-temporary impairments. Furthermore, the subprime, MTA Option ARM, Alt-A and other loans backing our securities have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona and Nevada.

While it is reasonably possible that, under certain conditions (especially given the current economic environment), defaults and severity of losses on our remaining available-for-sale securities that are in an unrealized loss position, but for which we have not recorded an impairment earnings charge, could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely at June 30, 2009. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities and it is more likely than not that we will not be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of available information, we have concluded that the reduction in fair value of these securities was temporary at June 30, 2009.

Our assessments concerning other-than-temporary impairment require significant judgment and are subject to change as the performance of the individual securities changes, mortgage conditions evolve and our assessments of future performance are updated. Bankruptcy reform, loan modification programs and other government intervention can significantly change the performance of the underlying loans and thus our securities. Current market conditions are unprecedented, in our experience, and actual results could differ materially from our expectations. Furthermore, different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes, and these differences tend to be magnified for nontraditional products such as MTA Option ARM loans.

42	Freddie Mac

Hypothetical Performance Scenarios for Non-Agency Mortgage-Related Securities

In this section, we present for informational purposes hypothetical scenarios based on an analysis we designed to simulate the distribution of cash flows from the underlying loans to the securities that we hold, considering different default rate and severity assumptions. In preparing each scenario, we use numerous assumptions (in addition to the default rate and severity assumptions), including, but not limited to, the timing of losses, prepayment rates, the collectability of excess interest and interest rates. Changes in these assumptions could materially impact the results. Since we do not use this analysis for determination of our reported results under GAAP, this analysis is hypothetical and may not be indicative of our actual economic losses.

Tables 21 – 23 provide the summary results of the default rate and severity hypothetical scenarios for our investments in available-for-sale non-agency mortgage-related securities backed by first lien subprime, MTA Option ARM and Alt-A loans at June 30, 2009. In light of increasing uncertainty concerning default rates and severity due to the overall deterioration in the economy and the impact of the MHA Program, proposed bankruptcy reform legislation and other government intervention on the loans underlying our securities, we have provided a number of default and severity scenarios to reflect a broad range of possible outcomes. For example, in the hypothetical scenario for our non-agency mortgage-related securities backed by first lien subprime loans presented in Table 21, we use cumulative default rates of 60% to 80%. However, different market participants could arrive at materially different conclusions regarding the likelihood of various default and severity outcomes. These differences tend to be magnified for nontraditional products such as MTA Option ARM loans. While the more stressful scenarios are beyond what we currently believe are likely, these tables give insight into the potential economic losses under hypothetical scenarios.

In addition to the hypothetical scenarios, these tables also display underlying collateral performance and credit enhancement statistics, by vintage and quartile of delinquency. The current collateral delinquency rates presented in Tables 21, 22 and 23 averaged 44%, 40% and 22%, respectively. Within each of these quartiles, there is a distribution of both credit enhancement levels and delinquency performance, and individual security performance will differ from the quartile as a whole. Furthermore, some individual securities with lower subordination levels could have higher delinquencies.

The projected economic losses presented for each hypothetical scenario represent the present value of possible cash shortfalls given the related assumptions. The projected economic losses are based solely on the present value of potential principal shortfalls, as we do not believe that the interest shortfalls are representative of our risk of economic loss since the interest represents cash flow generated by our investment in the securities, whereas the principal amount generally represents the amount of our investment in the securities. Additionally, some of these securities are not subject to principal write-downs until their legal final maturity based on the contractual terms of the security, which leads to a smaller present value loss than on a security that could take principal write-downs when incurred. However, these amounts do not represent the other-than-temporary impairment charge that would result under the given scenario. Any such charges would vary depending on the expected timing of such losses at that point in time, and could be higher than the amount of losses indicated by these scenarios. Impairment charges would also reflect interest shortfalls.

43	Freddie Mac

Table 21 — Investments in Available-For-Sale Non-Agency Mortgage-Related Securities Backed by First Lien Subprime Loans

		June 30, 2009
		Underlying Collateral Performance		Credit Enhancements Statistics
		Unpaid			Minimum	Hypothetical Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	60%	70%	80%
		(dollars in millions)

2004 & Prior	1	$298	13%	49%	33%	60%	$10	$11	$13
						70	12	21	46
						80	26	55	83
2004 & Prior	2	276	20%	54%	23%	60%	$—	$—	$7
						70	—	11	23
						80	14	28	41
2004 & Prior	3	309	24%	54%	29%	60%	$—	$—	$1
						70	—	3	7
						80	3	9	30
2004 & Prior	4	295	31%	64%	22%	60%	$—	$2	$5
						70	3	9	17
						80	10	20	33

2004 & Prior subtotal		$1,178	22%	55%	22%

2005	1	$2,721	29%	60%	40%	60%	$—	$—	$—
						70	—	5	52
						80	10	75	265
2005	2	2,583	36%	59%	40%	60%	$—	$—	$—
						70	—	—	1
						80	—	11	109
2005	3	2,661	43%	54%	31%	60%	$—	$—	$1
						70	—	8	24
						80	13	43	172
2005	4	2,654	51%	51%	25%	60%	$—	$—	$8
						70	3	19	49
						80	27	76	211

2005 subtotal		$10,619	40%	56%	25%

2006	1	$6,599	39%	32%	18%	60%	$6	$23	$122
						70	75	292	705
						80	432	963	1,627
2006	2	6,524	46%	24%	—%	60%	$29	$101	$239
						70	167	405	793
						80	533	1,032	1,591
2006	3	6,548	51%	25%	14%	60%	$6	$73	$247
						70	152	503	971
						80	664	1,234	1,834
2006	4	6,639	59%	25%	—%	60%	$13	$78	$245
						70	172	471	941
						80	629	1,228	1,908

2006 subtotal		$26,310	49%	27%	—%

2007	1	$6,665	31%	32%	21%	60%	$13	$41	$193
						70	106	560	1,311
						80	791	1,684	2,585
2007	2	6,418	39%	26%	15%	60%	$2	$65	$262
						70	151	564	1,136
						80	776	1,454	2,142
2007	3	6,632	46%	25%	9%	60%	$11	$75	$308
						70	195	556	1,091
						80	761	1,404	2,083
2007	4	6,445	56%	26%	2%	60%	$8	$48	$214
						70	124	523	1,087
						80	754	1,447	2,164

2007 subtotal		$26,160	43%	27%	2%

Subtotal uninsured non-agency mortgage-related securities backed by first lien subprime loans		$64,267	44%	32%	—%

Non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$1,003
Non-investment grade monoline — other-than-temporary impairments taken		1,669

Subtotal non-agency mortgage-related securities, backed by first lien subprime loans with monoline bond insurance(5)		$2,672

Total non-agency mortgage-related securities, backed by first lien subprime loans		$66,939

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balance and information provided primarily by Intex Solutions, Inc.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

44	Freddie Mac

Table 22 — Investments in Non-Agency Mortgage-Related Securities Backed by MTA Option ARM Loans

		June 30, 2009
		Underlying Collateral Performance		Credit Enhancement Statistics		Hypothetical Scenarios(4)
		Unpaid		Average	Minimum
	Delinquency	Principal	Collateral	Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	50%	60%	70%
		(dollars in millions)

2005 & Prior	1	$978	31%	27%	20%	50%	$14	$52	$106
						60	61	126	197
						70	124	207	295

2005 & Prior	2	863	36%	26%	17%	50%	$16	$49	$93
						60	57	115	184
						70	118	198	283

2005 & Prior	3	958	38%	25%	19%	50%	$53	$94	$136
						60	97	150	218
						70	152	232	316

2005 & Prior	4	909	43%	25%	21%	50%	$28	$71	$119
						60	81	139	202
						70	142	217	297

2005 & Prior subtotal		$3,708	37%	26%	17%

2006	1	$2,371	38%	15%	7%	50%	$101	$188	$305
						60	224	366	511
						70	381	552	727

2006	2	2,343	44%	14%	7%	50%	$39	$130	$263
						60	196	350	488
						70	378	536	707

2006	3	1,736	45%	18%	12%	50%	$22	$67	$138
						60	95	183	280
						70	204	325	451

2006	4	2,263	50%	21%	9%	50%	$45	$133	$231
						60	163	281	413
						70	296	450	610

2006 subtotal		$8,713	44%	17%	7%

2007	1	$1,342	25%	20%	5%	50%	$11	$41	$101
						60	52	129	210
						70	131	230	333

2007	2	1,333	31%	21%	6%	50%	$46	$77	$123
						60	88	146	220
						70	150	240	338

2007	3	1,612	39%	12%	7%	50%	$38	$119	$202
						60	148	248	347
						70	261	380	498

2007	4	1,339	48%	33%	7%	50%	$21	$53	$90
						60	62	107	155
						70	110	177	266

2007 subtotal		$5,626	36%	21%	5%

Subtotal uninsured non-agency mortgage-related securities backed by MTA Option ARM loans		$18,047	40%	20%	5%

Non-agency mortgage-related securities, backed by MTA Option ARM loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$177
Non-investment grade monoline — other-than-temporary impairments taken		522

Subtotal non-agency mortgage-related securities, backed by MTA Option ARM loans with monoline bond insurance(5)		$699

Total non-agency mortgage-related securities, backed by MTA Option ARM loans		$18,746

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balances and information provided primarily by Intex Solutions, Inc.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

45	Freddie Mac

Table 23 — Investments in Non-Agency Mortgage-Related Securities backed by Alt-A Loans

	June 30, 2009
		Underlying		Credit
		Collateral Performance		Enhancement Statistics
		Unpaid			Minimum	Hypothetical Scenarios(4)
	Delinquency	Principal	Collateral	Average Credit	Current	Default	Severity
Acquisition Date	Quartile	Balance	Delinquency(1)	Enhancement(2)	Subordination(3)	Rate	45%	55%	65%
		(dollars in millions)

2004 & Prior	1	$1,049	4%	10%	7%	20%	$8	$18	$33
						35	57	89	123
						50	124	173	223
						65	195	263	330

2004 & Prior	2	1,177	8%	14%	9%	20%	$—	$2	$10
						35	31	66	106
						50	104	166	228
						65	190	274	358

2004 & Prior	3	1,102	13%	18%	11%	20%	$—	$—	$2
						35	11	28	60
						50	58	115	171
						65	135	213	291

2004 & Prior	4	1,117	19%	24%	12%	20%	$—	$—	$3
						35	10	29	54
						50	53	93	139
						65	111	174	242

2004 & Prior subtotal		$4,445	11%	16%	7%

2005	1	$2,020	7%	8%	4%	20%	$41	$73	$107
						35	160	225	292
						50	292	389	487
						65	431	560	689

2005	2	1,967	15%	13%	5%	20%	$14	$28	$48
						35	91	151	213
						50	211	302	401
						65	344	475	605

2005	3	2,055	20%	15%	7%	20%	$9	$22	$39
						35	67	106	147
						50	146	225	304
						65	261	367	476

2005	4	1,977	32%	18%	5%	20%	$8	$18	$31
						35	51	76	106
						50	109	157	209
						65	184	259	353

2005 subtotal		$8,019	18%	13%	4%

2006	1	$989	9%	11%	5%	20%	$13	$25	$40
						35	67	98	131
						50	132	179	227
						65	200	263	327

2006	2	1,050	22%	12%	—%	20%	$25	$36	$49
						35	73	107	142
						50	145	195	246
						65	220	287	355

2006	3	907	37%	11%	—%	20%	$2	$9	$17
						35	31	52	75
						50	82	121	164
						65	147	211	278

2006	4	1,021	52%	8%	2%	20%	$—	$—	$—
						35	—	1	10
						50	19	46	88
						65	92	165	240

2006 subtotal		$3,967	30%	11%	—%

2007	1	$470	32%	6%	4%	20%	$17	$24	$32
						35	43	56	70
						50	70	90	112
						65	100	129	159

2007	2	888	40%	9%	3%	20%	$—	$1	$3
						35	11	23	40
						50	53	86	129
						65	119	176	233

2007	3	591	44%	5%	1%	20%	$—	$1	$2
						35	5	9	23
						50	33	56	80
						65	78	115	153

2007	4	579	52%	12%	—%	20%	$—	$—	$—
						35	—	1	8
						50	13	23	39
						65	39	72	109

2007 subtotal		$2,528	42%	8%	—%

Subtotal uninsured non-agency mortgage-related securities backed by Alt-A loans		$18,959	22%	13%	—%

Non-agency mortgage-related securities, backed by Alt-A loans with monoline bond insurance:
Non-investment grade monoline — no other-than-temporary impairments to date		$73
Non-investment grade monoline — other-than-temporary impairments taken		412

Subtotal non-agency mortgage-related securities, backed by Alt-A loans with monoline bond insurance(5)		$485

Total non-agency mortgage-related securities, backed by Alt-A loans		$19,444

(1)	Determined based on loans that are 60 days or more past due that underlie the securities. Collateral delinquency percentages are calculated based on the unpaid principal balance and information provided primarily by Intex Solutions, Inc.
(2)	Consists of subordination, financial guarantees and other credit enhancements. Does not include the benefit of excess interest.
(3)	Reflects the current subordination credit enhancement of the lowest security in each quartile.
(4)	Reflects the present value of projected principal losses based on the disclosed hypothetical cumulative default and loss severity rates against the outstanding collateral balance.
(5)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

46	Freddie Mac

Ratings of Non-Agency Mortgage-Related Securities

Table 24 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans held at June 30, 2009 based on their ratings as of June 30, 2009 as well as those held at December 31, 2008 based on their ratings as of December 31, 2008. Tables 24 and 25 use the lowest rating available for each security.

Table 24 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, MTA Option ARM, Alt-A and Other Loans at June 30, 2009 and December 31, 2008

	Unpaid		Gross	Monoline
	Principal	Amortized	Unrealized	Insurance
Credit Ratings as of June 30, 2009	Balance	Cost	Losses	Coverage(1)
	(in millions)

Subprime loans:
AAA-rated	$5,733	$5,729	$(1,049)	$36
Other investment grade	7,848	7,847	(2,257)	691
Below investment grade	53,983	50,347	(20,694)	2,337

Total	$67,564	$63,923	$(24,000)	$3,064

MTA Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	667	640	(398)	177
Below investment grade	18,079	14,395	(8,101)	522

Total	$18,746	$15,035	$(8,499)	$699

Alt-A and other loans:
AAA-rated	$2,509	$2,530	$(633)	$11
Other investment grade	5,626	5,647	(2,125)	619
Below investment grade	15,032	12,819	(5,900)	3,276

Total	$23,167	$20,996	$(8,658)	$3,906

Credit Ratings as of December 31, 2008

Subprime loans:
AAA-rated	$21,267	$21,224	$(4,821)	$40
Other investment grade	22,502	22,418	(6,302)	1,493
Below investment grade	31,070	27,757	(8,022)	1,851

Total	$74,839	$71,399	$(19,145)	$3,384

MTA Option ARM loans:
AAA-rated	$8,818	$5,803	$(2,086)	$57
Other investment grade	5,375	3,290	(1,423)	377
Below investment grade	5,413	3,024	(1,230)	299

Total	$19,606	$12,117	$(4,739)	$733

Alt-A and other loans:
AAA-rated	$11,293	$10,512	$(3,567)	$185
Other investment grade	8,521	6,488	(2,405)	2,950
Below investment grade	5,253	3,032	(815)	1,138

Total	$25,067	$20,032	$(6,787)	$4,273

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

47	Freddie Mac

Table 25 shows the percentage of unpaid principal balance at June 30, 2009 based on the rating of available-for-sale non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans held as of June 30, 2009 and July 31, 2009 and the percentage of unpaid principal balance at December 31, 2008 based on their December 31, 2008 ratings.

Table 25 — Ratings Trend of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, MTA Option ARM, Alt-A and Other Loans

	Credit Ratings as of
	July 31, 2009	June 30, 2009	December 31, 2008
	Percentage of Unpaid		Percentage of Unpaid
	Principal Balance at		Principal Balance at
	June 30, 2009		December 31, 2008

Subprime loans:
AAA-rated	8%	8%	28%
Other investment grade	12	12	30
Below investment grade	80	80	42

Total	100%	100%	100%

MTA Option ARM loans:
AAA-rated	—%	—%	45%
Other investment grade	2	4	27
Below investment grade	98	96	28

Total	100%	100%	100%

Alt-A and other loans:
AAA-rated	10%	11%	45%
Other investment grade	25	24	34
Below investment grade	65	65	21

Total	100%	100%	100%

Although non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans experienced significant ratings downgrades during the first half of 2009, we currently believe the economic factors leading to these downgrades are already appropriately considered in our other-than-temporary impairment decisions and valuations.

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

As interest rates fluctuate, we use derivatives to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. Our mix of notional or contractual amounts changes period to period as we respond to changing interest rate environments. In the second half of 2008, we responded to our declining ability to issue longer-term debt by maintaining our pay-fixed interest rate swap position even as rates decreased. We used a combination of a series of short-term debt issuances and a pay-fixed interest rate swap with the same maturity as the last debt issuance to obtain the substantive economic equivalent of a long-term fixed-rate debt instrument. See “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities” for further information regarding our debt security issuances. See “NOTE 10: DERIVATIVES — Table 10.1 — Derivative Assets and Liabilities at Fair Value” to our consolidated financial statements for our notional or contractual amounts and related fair values of our total derivative portfolio by product type at June 30, 2009 and December 31, 2008.

The fair value of the total derivative portfolio increased in the six months ended June 30, 2009, primarily due to rising long-term interest rates, which positively impacted our pay-fixed interest rate swap portfolio. However, rising long-term interest rates negatively impacted the fair value of our receive-fixed interest rate swap portfolio. In addition, the fair value of our purchased call swaptions decreased during the six months ended June 30, 2009, primarily due to an increase in swap interest rates.

48	Freddie Mac

Table 26 shows the fair value for each derivative type and the maturity profile of our derivative positions. A positive fair value in Table 26 for each derivative type is the estimated amount, prior to netting by counterparty, which we would be entitled to receive if we terminated the derivatives of that type. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, which we would owe if we terminated the derivatives of that type. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Table 36 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 26 also provides the weighted average fixed rate of our pay-fixed and receive-fixed interest rate swaps.

Table 26 — Derivative Fair Values and Maturities

	June 30, 2009
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$284,244	$2,246	$27	$1,281	$724	$214
Weighted-average fixed rate(4)			2.28%	2.31%	3.10%	4.05%
Forward-starting swaps(5)	31,040	8	—	126	73	(191)
Weighted-average fixed rate(4)			—	4.45%	4.22%	4.21%

Total receive-fixed	315,284	2,254	27	1,407	797	23

Basis (floating to floating)	51,065	21	—	36	—	(15)
Pay-fixed:
Swaps	337,560	(15,402)	(391)	(1,491)	(1,584)	(11,936)
Weighted-average fixed rate(4)			3.80%	2.90%	3.82%	4.40%
Forward-starting swaps(5)	64,341	(3,727)	—	(8)	27	(3,746)
Weighted-average fixed rate(4)			—	2.16%	2,89%	5.40%

Total pay-fixed	401,901	(19,129)	(391)	(1,499)	(1,557)	(15,682)

Total interest-rate swaps	768,250	(16,854)	(364)	(56)	(760)	(15,674)

Option-based:
Call swaptions
Purchased	187,047	10,499	2,117	3,475	1,375	3,532
Written	12,250	(156)	(31)	(84)	(41)	—
Put swaptions
Purchased	65,375	2,288	501	782	462	543
Written	26,500	(619)	(34)	(139)	(446)	—
Other option-based derivatives(6)	239,553	1,572	(51)	(1)	(7)	1,631

Total option-based	530,725	13,584	2,502	4,033	1,343	5,706

Futures	31,101	(41)	(28)	(13)	—	—
Foreign-currency swaps	7,186	1,749	247	1,292	210	—
Forward purchase and sale commitments	70,306	(242)	(242)	—	—	—
Swap guarantee derivatives	3,441	(35)	—	—	—	(35)

Subtotal	1,411,009	(1,839)	$2,115	$5,256	$793	$(10,003)

Credit derivatives	19,648	26

Subtotal	1,430,657	(1,813)

Derivative interest receivable (payable), net		(186)
Trade/settle receivable (payable), net		(24)
Derivative cash collateral (held) posted, net		1,457

Total	$1,430,657	$(566)

(1)	Fair value is categorized based on the period from June 30, 2009 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to ten years.
(6)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.

49	Freddie Mac

Table 27 summarizes the changes in derivative fair values.

Table 27 — Changes in Derivative Fair Values

	Six Months Ended
	June 30,(1)
	2009	2008
	(in millions)

Beginning balance — net asset (liability)	$(3,827)	$4,790
Net change in:
Forward purchase and sale commitments	(247)	(242)
Credit derivatives	(12)	14
Swap guarantee derivatives	(24)	(2)
Other derivatives:(2)
Changes in fair value	4,424	857
Fair value of new contracts entered into during the period(3)	1,393	1,477
Contracts realized or otherwise settled during the period	(3,520)	(209)

Ending balance — net asset (liability)	$(1,813)	$6,685

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “Table 26 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2009. Fair value excludes derivative interest receivable, net of $1.1 billion, trade/settle receivable or (payable), net of $— million and derivative cash collateral posted, net of $1.5 billion at January 1, 2009. Fair value excludes derivative interest receivable, net of $1.0 billion, trade/settle payable, net of $0.1 billion and derivative cash collateral held, net of $8.1 billion at June 30, 2008. Fair value excludes derivative interest receivable, net of $1.7 billion, trade/settle receivable or (payable), net of $— million and derivative cash collateral held, net of $6.2 billion at January 1, 2008.
(2)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps and interest-rate caps.
(3)	Consists primarily of cash premiums paid or received on options.

Table 28 provides information on our outstanding written and purchased swaption and option premiums at June 30, 2009 and December 31, 2008, based on the original premium receipts or payments.

Table 28 — Outstanding Written and Purchased Swaption and Option Premiums

	Original Premium	Original Weighted
	Amount (Paid)	Average Life to	Remaining Weighted
	Received	Expiration	Average Life
	(dollars in millions)

Purchased:(1)
At June 30, 2009	$(7,729)	6.9 years	5.6 years
At December 31, 2008	$(6,775)	7.6 years	6.2 years
Written:(2)
At June 30, 2009	$769	2.8 years	2.3 years
At December 31, 2008	$186	2.9 years	2.2 years

(1)	Purchased options exclude callable swaps.
(2) Excludes written options on guarantees of stated final maturity of Structured Securities.

Guarantee Asset

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income — Gains (Losses) on Guarantee Asset” for a description of, and an attribution of other changes in, the guarantee asset. Table 29 summarizes the changes in the guarantee asset balance.

Table 29 — Changes in Guarantee Asset

	Six Months Ended
	June 30,
	2009	2008
	(in millions)

Beginning balance	$4,847	$9,591
Additions, net	1,080	1,795
Other(1)	(12)	(87)
Components of gains (losses) on guarantee asset:
Return of investment on guarantee asset	(964)	(951)
Changes in fair value of future management and guarantee fees	2,625	671

Gains (losses) on guarantee asset	1,661	(280)

Ending balance	$7,576	$11,019

(1)	Represents a reduction in our guarantee asset associated with the extinguishment of our previously issued long-term standby commitments upon conversion into either PCs or Structured Transactions within the same month.

The decrease in additions to our guarantee asset in the first half of 2009 was due to lower fair values on mortgage assets, and, to a lesser extent, lower fee rates as compared to the first half of 2008. The return of investment on our guarantee asset represents the cash received during the period. The higher average balance of outstanding guarantees led to an increase in the return of investment in the first half of 2009 compared to the first half of 2008. The change in

50	Freddie Mac

the fair value of future fees was $2.6 billion and $671 million in the first half of 2009 and 2008, respectively, and was due to a greater increase in interest rates during the first half of 2009, primarily in the second quarter, as compared to the first half of 2008. Increasing interest rates extend the life of our guarantee asset since the underlying mortgages are less susceptible to prepayment in a rising rate environment.

Real Estate Owned, Net

We acquire residential properties through foreclosure on mortgage loans that we own or for which we have issued our financial guarantees. The balance of our REO, net increased to $3.4 billion at June 30, 2009 from $3.3 billion at December 31, 2008. Despite our temporary suspensions of foreclosure transfers, we experienced a higher volume of foreclosure activity during the first half of 2009 than in the first half of 2008; in addition, our disposition of properties accelerated in the first half of 2009. The most significant amount of REO acquisitions was of properties in the states of California, Arizona, Florida, Michigan and Nevada. The second quarter of 2009 was more robust for dispositions than the first quarter as spring is a seasonally strong period for home sales. We temporarily suspended foreclosure transfers on occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. On March 7, 2009, we suspended foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, we expect our REO inventory to continue to grow during 2009.

Deferred Tax Assets, Net

Deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using statutory tax rates. Valuation allowances are recorded to reduce deferred tax assets, net when it is more likely than not that a tax benefit will not be realized. The realization of our deferred tax assets, net is dependent upon the generation of sufficient taxable income or upon our conclusion that we have the intent and ability to hold our available-for-sale securities to the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax assets, net will be realized and whether a valuation allowance is necessary.

Subsequent to the date of our entry into conservatorship, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized due to our inability to generate sufficient taxable income. After evaluating all available evidence, including the events and developments related to our conservatorship, other recent events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the second quarter of 2009. We reduced our valuation allowance by $2.2 billion during the first half of 2009. This was as a result of recording an additional valuation allowance of $3.1 billion in the first quarter offset by a $5.3 billion reduction in the second quarter, which primarily represents the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required upon adoption of FSP FAS 115-2 and FAS 124-2. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information on our adoption of this FSP. Our total valuation allowance as of June 30, 2009 was $20.1 billion. As of June 30, 2009, we had a deferred tax asset, net of $16.9 billion representing the tax effect of unrealized losses on our available-for-sale securities, which management believes is more likely than not of being realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. For additional information, see “NOTE 12: INCOME TAXES — Deferred Tax Assets, Net” to our consolidated financial statements. Our view of our ability to realize the deferred tax assets, net may change in future periods, particularly if the mortgage and housing markets continue to decline.

LIHTC Partnerships

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. The LIHTC partnerships invest as limited partners in lower-tier partnerships, which own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal tax credits. Our investments in LIHTC partnerships totaled $3.9 billion and $4.1 billion as of June 30, 2009 and December 31, 2008, respectively. Although these partnerships generate operating losses, we realize a return on our investment through reductions in income tax expense that result from tax credits. Our exposure is limited to the amount of our investment; however, the potential exists that we may not be able to utilize some previously taken or future tax credits. In consultation with our Conservator, we are considering potential transactions to realize the value of these interests, if market conditions are appropriate.

51	Freddie Mac

Total Debt

See “LIQUIDITY AND CAPITAL RESOURCES” for a discussion of our debt management activities.

Guarantee Obligation

Table 30 summarizes the changes in the guarantee obligation balance.

Table 30 — Changes in Guarantee Obligation

	Six Months Ended
	June 30,
	2009	2008
	(in millions)

Beginning balance	$12,098	$13,712
Deferred guarantee income of newly-issued guarantees	1,761	2,387
Other(1)	(32)	(139)
Amortization income:
Static effective yield	(1,516)	(1,261)
Cumulative catch-up	(355)	(677)

Income on guarantee obligation	(1,871)	(1,938)

Ending balance	$11,956	$14,022

(1)	Represents; (a) portions of the guarantee obligation that correspond to incurred credit losses reclassified to reserve for guarantee losses on PCs, and (b) reductions associated with the extinguishment of our previously issued long-term standby commitments upon conversion into either PCs or Structured Transactions.

The primary drivers affecting our guarantee obligation balances are our credit guarantee business volume and the rates of amortization for these balances, including recognition of cumulative catch-up adjustments. We issued $259.7 billion and $248.0 billion of our financial guarantees during the six months ended June 30, 2009 and 2008, respectively. Additions, or the guarantee obligation associated with newly-issued guarantees, declined in the first half of 2009 from $2.4 billion in the first half of 2008, to $1.8 billion, principally due to lower guarantee asset values for newly-issued guarantees, which was partially offset by a slight increase in credit fees on new guarantees as compared to the first half of 2008. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Income on Guarantee Obligation” for a description of the components of the guarantee obligation and a discussion of amortization income related to our guarantee obligation.

Total Equity (Deficit)

Total equity (deficit) increased from $(30.6) billion at December 31, 2008 to $8.2 billion at June 30, 2009, reflecting the $36.9 billion received from Treasury under the Purchase Agreement and a net increase in retained earnings (accumulated deficit) as a result of the adoption of FSP FAS 115-2 and FAS 124-2. Upon our adoption of this accounting change, we recognized a cumulative-effect adjustment of $15.0 billion to our opening balance of retained earnings (accumulated deficit) on April 1, 2009, and a corresponding adjustment of $(9.9) billion, net of taxes, to AOCI. The cumulative effect adjustment reclassified the non-credit component of other-than-temporary impairments on our non-agency mortgage-related securities from retained earnings (accumulated deficit) (i.e., previously expensed) to AOCI. The difference between these adjustments of $5.1 billion represents an increase in total equity primarily resulting from the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required related to the cumulative-effect adjustment. These increases in total equity (deficit) were partially offset by a net loss of $9.1 billion, as well as $1.5 billion of senior preferred dividends declared during the six months ended June 30, 2009. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for further discussion regarding our investments in securities and other-than-temporary impairments.

The balance of AOCI at June 30, 2009 was a net loss of approximately $34.8 billion, net of taxes, compared to a net loss of $32.4 billion, net of taxes, at December 31, 2008. The increase in net loss in AOCI, net of taxes, was primarily attributable to the cumulative-effect adjustment of $(9.9) billion from the adoption of FSP FAS 115-2 and FAS 124-2, partially offset by the unrealized gains on our agency mortgage-related securities of $2.2 billion and the recognition of other-than-temporary impairments in earnings related to our non-agency mortgage-related securities. See “Mortgage-Related Investment Portfolio — Higher Risk Components of Our Mortgage-Related Investment Portfolio” for more information regarding our non-agency mortgage-related securities.

52	Freddie Mac

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

These off-balance sheet items predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of FIN 45 in 2003; (b) certain commitments to purchase mortgage loans; and (c) certain credit enhancements on manufactured housing asset-backed securities. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and REO, which are included in other assets) at their carrying value in conformity with GAAP. During the six months ended June 30, 2009, our fair value results as presented in our consolidated fair value balance sheets were affected by several enhancements in our approach for estimating the fair value of certain financial instruments. See “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements for information regarding the impact of changes in our approach for estimating the fair value of certain financial instruments. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 17: FAIR VALUE DISCLOSURES” in our 2008 Annual Report for more information on fair values, including how we estimate the fair value of financial instruments.

In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “RISK FACTORS,” “MD&A — OPERATIONAL RISKS” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2008 Annual Report for information concerning the risks associated with the use of financial models.

Table 31 summarizes the change in the fair value of net assets.

Table 31 — Summary of Change in the Fair Value of Net Assets

	Six Months Ended
	June 30,
	2009	2008
	(in billions)

Beginning balance	$(95.6)	$12.6
Changes in fair value of net assets, before capital transactions	(10.3)	(17.4)
Capital transactions:
Dividends, share repurchases and issuances, net(1)	35.4	(0.8)

Ending balance	$(70.5)	$(5.6)

(1)	Six months ended June 30, 2009 and 2008 includes funds received from Treasury of $36.9 billion and $—, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

Discussion of Fair Value Results

Our consolidated fair value measurements are a component of our risk management procedures, as we use daily estimates of the changes in fair value to calculate our PMVS and duration gap measures. During the six months ended June 30, 2009, the fair value of net assets, before capital transactions, decreased by $10.3 billion, compared to a $17.4 billion decrease during the six months ended June 30, 2008. During the six months ended June 30, 2009, we increased our fair value from the receipt of $36.9 billion from Treasury under the Purchase Agreement, offset by the payment in cash of senior preferred stock dividends, net of reissuance of treasury stock, which reduced total fair value by $1.5 billion. The fair value of net assets as of June 30, 2009 was $(70.5) billion, compared to $(95.6) billion as of December 31, 2008. Included in the reduction of the fair value of net assets, before capital transactions, is $2.7 billion related to our partial valuation allowance against our deferred tax assets, net for the six months ended June 30, 2009.

Changes in the fair value of our assets and liabilities are primarily attributable to two distinct activities, investment activities and credit guarantee activities. Certain of our assets and liabilities may be used across both activities. Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time. The following attribution of changes in fair value reflects our current estimate of the items presented (on a pre-tax basis) and excludes the effect of returns on capital and administrative expenses.

During the six months ended June 30, 2009, our investment activities increased fair value by approximately $24.9 billion. This estimate includes higher core spread income and an increase in fair value of approximately $7.0 billion attributable to net mortgage-to-debt OAS tightening.

Our investment activities decreased fair value by approximately $16.5 billion during the six months ended June 30, 2008. This estimate includes declines in fair value of approximately $26.9 billion attributable to net mortgage-

53	Freddie Mac

to-debt OAS widening. Of this amount, approximately $20.3 billion was related to the impact of the net mortgage-to-debt OAS widening on our portfolio of non-agency mortgage-related securities.

The impact of mortgage-to-debt OAS widening and the resulting fair value losses increases the likelihood that, in future periods, we will be able to recognize income from our investment activities at a higher spread level than has been the case historically. The reverse is true when the OAS on a given asset tightens — current period fair values for that asset typically increase due to the tightening in OAS, while future income recognized on the asset is more likely to be earned at a reduced spread. However, as market conditions change, our estimate of expected fair value gains and losses from OAS may also change, and the actual core spread income recognized in future periods could be significantly different from current estimates.

During the six months ended June 30, 2009, our credit guarantee activities, including our single-family whole loan credit exposure, decreased fair value by an estimated $36.7 billion. This estimate includes an increase in the single-family guarantee obligation of approximately $35.9 billion, primarily due to a declining credit environment.

Our credit guarantee activities decreased fair value by an estimated $9.2 billion during the six months ended June 30, 2008. This estimate includes an increase in the single-family guarantee obligation of approximately $9.9 billion, primarily attributable to the market’s pricing of mortgage credit, partially offset by a reduction of $7.1 billion in the fair value of our guarantee obligation recorded on January 1, 2008 as a result of our adoption of SFAS 157.

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

Our annual dividend obligation on the senior preferred stock exceeds our annual historical earnings in most periods, and, if paid in cash, will result in increasingly negative cash flows in future periods. In addition, the potential for continued deterioration in the housing market and future net losses in accordance with GAAP make it likely that we will continue to have additional draws under the Purchase Agreement in future periods, which will make it more difficult to pay senior preferred dividends in cash. For more information on our cash requirements and challenges in funding our cash requirements, see “RISK FACTORS” in our 2008 Annual Report, including “RISK FACTORS — Conservatorship and Related Developments — Factors including credit losses from our mortgage guarantee activities have had an increasingly negative impact on our cash flows from operations during 2007 and 2008. As we anticipate these trends to continue for the foreseeable future, it is likely that the company will increasingly rely upon access to the public debt markets as a source of funding for ongoing operations. Access to such public debt markets may not be available.”

As discussed below, current market conditions limit the availability of the assets in our mortgage-related investments portfolio as a significant source of funding. In addition, the Lending Agreement is scheduled to expire on December 31, 2009. Upon expiration of the Lending Agreement, we will not have a liquidity backstop available to us (other than Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent authority) if we are unable to obtain funding from issuances of debt or other conventional sources. Absent an extension of the Lending Agreement, if backstop liquidity is needed after December 31, 2009, we will need to seek alternative sources for it. At present, we are not able to predict the likelihood that a liquidity backstop will be needed, or to identify the alternative sources that might then be available to us, other than draws from Treasury under the Purchase Agreement or its ability

54	Freddie Mac

to purchase up to $2.25 billion of our obligations under its permanent authority. No amounts have been borrowed under the Lending Agreement as of June 30, 2009. As such, use of the Lending Agreement has not been tested as a component of our liquidity contingency plan.

Actions of Treasury, the Federal Reserve and FHFA

Since our entry into conservatorship, Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. Our annual dividend obligation on the senior preferred stock held by Treasury is $5.2 billion, based on the aggregate liquidation preference of $51.7 billion as of June 30, 2009. Recent actions and developments include the following:

•	According to information provided by the Federal Reserve, as of July 29, 2009 it had net purchases of $246.3 billion of our mortgage-related securities under the purchase program it announced in November 2008 and held $39.6 billion of our direct obligations.

•	According to information provided by Treasury, it held $151.1 billion of mortgage-related securities issued by us and Fannie Mae as of June 30, 2009 under the purchase program it announced in September 2008.

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

Debt Securities

Our access to the debt markets has improved since the height of the credit crisis in the fall of 2008. We attribute this improvement to the continued support of Treasury and the Federal Reserve. During the second quarter of 2009, the Federal Reserve continued to be an active purchaser in the secondary market of our long-term debt under its purchase program as discussed above and, as a result, spreads on our debt remained favorable. During the second quarter of 2009, we were able to increase our use of long-term and callable debt to fund our operations, and reduce our use of short-term debt. As discussed below, we are attempting to reduce our reliance on short-term funding and to replace, over time, much of our short-term funding with longer-term debt at favorable spreads. We cannot predict the extent to which we will be successful in executing this strategy in future periods.

As discussed above, the Purchase Agreement provides that, without the prior consent of Treasury, we may not incur indebtedness beyond a specified limit. We also cannot become liable for any subordinated indebtedness without the prior written consent of Treasury. For the purposes of the Purchase Agreement, we have determined that the balance of our indebtedness at June 30, 2009 did not exceed the applicable limit.

55	Freddie Mac

Debt Issuance Activities

Table 32 summarizes the par value of the debt securities we issued, based on settlement dates, during the three and six months ended June 30, 2009 and 2008.

Table 32 — Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$116,525	$201,419	$320,341	$384,915
Medium-term notes — callable	—	6,530	7,780	10,130
Medium-term notes — non-callable	—	4,500	11,350	4,500

Total short-term debt	116,525	212,449	339,471	399,545
Long-term debt:
Medium-term notes — callable(2)	52,968	64,388	111,906	124,108
Medium-term notes — non-callable	37,797	17,044	93,811	38,042
U.S. dollar Reference Notes® securities — non-callable(3)	14,500	18,000	39,000	32,000

Total long-term debt	105,265	99,432	244,717	194,150

Total debt securities issued	$221,790	$311,881	$584,188	$593,695

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit.
(2)	Includes $— million and $7.2 billion of medium-term notes — callable issued for the three months ended June 30, 2009 and 2008, respectively, which were accounted for as debt exchanges. For the six months ended June 30, 2009 and 2008, there were $25 million and $7.2 billion accounted for as debt exchanges, respectively.

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

In order to take advantage of spread compression on agency debt and improved access to the long-term debt markets that occurred during the first half of 2009, in June 2009 we made a tender offer to purchase up to $30 billion of certain of our debt securities with maturity dates ranging between September 2009 and August 2010. We accepted $18 billion of the tendered debt securities. These purchases are consistent with our effort to reduce reliance on short term funding and, over time, replace much of the shorter-term funding with longer-term debt at favorable spreads. As a result, our outstanding short-term debt, including the current portion of long-term debt, has decreased as a percentage of our total debt outstanding to 41% at June 30, 2009 from 52% at December 31, 2008.

In addition, during June 2009 we made a tender offer to purchase more than $11 billion of €Reference Notes® securities with remaining maturities ranging between September 2010 and January 2014. We accepted $6 billion of the tendered securities, which allows us to terminate the related foreign currency swaps, and thus reduce our swap counterparty exposure. During July 2009 we made a tender offer to purchase $4.4 billion of our outstanding Freddie SUBS® securities. We accepted $3.9 billion of the tendered securities. These buybacks are consistent with our effort to reduce our funding costs.

Table 33 provides the par value, based on settlement dates, of debt securities we repurchased, called and exchanged during the three and six months ended June 30, 2009 and 2008.

Table 33 — Debt Security Repurchases, Calls and Exchanges

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$5,814	$—	$5,814	$—
Repurchases of outstanding medium-term notes	17,806	348	17,826	427
Calls of callable medium-term notes	59,193	48,123	136,498	97,492
Exchanges of medium-term notes	—	4,138	15	4,138

Subordinated Debt

During the first half of 2009, we did not call or issue any Freddie SUBS® securities; however, as noted above we made a tender offer in July 2009 for these securities. At both June 30, 2009 and December 31, 2008, the balance of our subordinated debt outstanding was $4.5 billion. Following completion of the tender offer, this balance was reduced

56	Freddie Mac

to $0.6 billion. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with FHFA, although that component has been suspended by FHFA. FHFA has directed Freddie Mac during conservatorship and thereafter until directed otherwise to make, without deferral, all periodic principal and interest payments on all outstanding subordinated debt, regardless of Freddie Mac’s existing capital levels. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of other changes affecting our subordinated debt as a result of our entry into conservatorship and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent upon our credit ratings. Table 34 indicates our credit ratings as of July 31, 2009.

Table 34 — Freddie Mac Credit Ratings

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

Equity Securities

The Purchase Agreement provides that, without the prior consent of Treasury, we cannot issue capital stock of any kind other than the senior preferred stock, the warrant issued to Treasury or any shares of common stock issued pursuant to the warrant or binding agreements in effect on the date of the Purchase Agreement. Therefore, absent Treasury’s consent we no longer have access to equity funding except through draws under the Purchase Agreement.

Cash and Other Investments Portfolio

We maintain a cash and other investments portfolio that is important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At June 30, 2009, the investments in this portfolio consisted of liquid non-mortgage-related asset-backed securities and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on our cash and other investments portfolio, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Other Investments Portfolio.” The non-mortgage-related asset-backed investments in this portfolio may expose us to institutional credit risk and the risk that the investments could decline in value due to market-driven events such as credit downgrades or changes in interest rates and other market conditions. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for more information.

Mortgage-Related Investments Portfolio

Historically, our mortgage-related investments portfolio assets have been a significant capital resource and a potential source of funding. A large majority of this portfolio is unencumbered. During the second quarter of 2009, the market for non-agency securities backed by subprime, MTA Option ARM, Alt-A and other loans continued to experience limited liquidity and wide spreads, as there continued to be little investor demand for these assets. We expect these trends to continue in the near future. These market conditions, and the declining credit quality of the assets, limit their availability as a significant source of funds, as their value has declined, and it may be more difficult to sell them. However, we do continue to receive monthly remittances from the underlying collateral. In addition, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before a sufficient time to recover all unrealized losses and, other than certain mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans where we have already realized other-than-temporary impairments, we do not currently expect the cash flows from these securities to negatively impact our liquidity. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for more information.

57	Freddie Mac

Cash Flows

Our cash and cash equivalents increased approximately $1.3 billion to $46.7 billion during the six months ended June 30, 2009. Cash flows used for operating activities during the six months ended June 30, 2009 were $1.5 billion, which primarily reflected a reduction in cash as a result of a net increase in our held-for-sale mortgage loans. Cash flows used for investing activities during the six months ended June 30, 2009 were $27.0 billion, primarily resulting from a net increase in trading securities and held-for-investment mortgages partially offset by net proceeds from maturities of available-for-sale securities. Cash flows provided by financing activities for the six months ended June 30, 2009 were $29.8 billion, largely attributable to proceeds of $36.9 billion received from Treasury under the Purchase Agreement. As discussed in “Capital Adequacy,” in future periods, we will require significant amounts of cash to pay the dividends on our senior preferred stock, if we pay them in cash.

Our cash and cash equivalents increased $35.0 billion to $43.6 billion during the six months ended June 30, 2008. Cash flows used for operating activities during the six months ended June 30, 2008 were $4.0 billion, which primarily reflected a reduction in cash as a result of increases in net purchases of held-for-sale mortgage loans. Cash flows used for investing activities for the six months ended June 30, 2008 were $57.4 billion, primarily due to net purchases of trading securities partially offset by net cash proceeds from available-for-sale securities in our investment portfolio. Cash flows provided by financing activities for the six months ended June 30, 2008 were $96.3 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments.

Capital Adequacy

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. On October 9, 2008, FHFA suspended capital classification of us during conservatorship in light of the Purchase Agreement. The Purchase Agreement provides that, if FHFA, as Conservator, determines as of quarter end that our liabilities have exceeded our assets under GAAP, upon FHFA’s request on our behalf, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets; a higher amount may be drawn if Treasury and Freddie Mac mutually agree that the draw should be increased beyond the level by which liabilities exceed assets under GAAP. The maximum aggregate amount that may be funded under the Purchase Agreement is $200 billion.

FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital. Additionally, FHFA announced October 9, 2008 that it will engage in rule-making to revise our minimum capital and risk-based capital requirements. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for our minimum capital requirement, core capital and GAAP net worth results as of June 30, 2009.

We are focusing our risk and capital management, consistent with the objectives of conservatorship, on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability.

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. At June 30, 2009, our assets exceeded our liabilities by $8.2 billion; therefore, FHFA did not submit a draw request on our behalf to Treasury under the Purchase Agreement. Should our assets be lower than our obligations, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. We received $6.1 billion on June 30, 2009 under the Purchase Agreement in accordance with the draw request submitted by FHFA on May 12, 2009 to address the deficit in our net worth as of March 31, 2009. The aggregate liquidation preference of the senior preferred stock is $51.7 billion and the amount remaining under the Treasury’s funding agreement is $149.3 billion. We expect to make additional draws under the Purchase Agreement in future periods. As discussed below, the size of such draws will be determined by a variety of factors, including whether market conditions continue to deteriorate. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2008 Annual Report for additional information on mandatory receivership.

The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.1 billion in cash on the senior preferred stock on June 30, 2009 at the direction of our Conservator, which increases our senior preferred stock dividends paid in cash to date to $1.7 billion. Treasury is entitled to annual cash dividends of $5.2 billion, as calculated based on the aggregate liquidation preference of $51.7 billion as of June 30, 2009.

58	Freddie Mac

Our annual dividend obligation, based on that liquidation preference, exceeds our annual historical earnings in most periods. If it continues to be paid in cash, this substantial dividend obligation, combined with potentially substantial commitment fees payable to Treasury starting in 2010 (the amounts of which must be determined by December 31, 2009), will have an adverse impact on our future financial position and net worth, and will result in increasingly negative cash flows in future periods. In addition, the potential for continued deterioration in the housing market and future net losses in accordance with GAAP will make it likely that we will continue to have additional draws under the Purchase Agreement in future periods, which in turn will make it more difficult to pay senior preferred dividends in cash. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations increase when we make additional draws under the Purchase Agreement, or to the extent we do not pay, in cash, any required dividends or commitment fees. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.

A variety of factors could materially affect the level and volatility of our total equity (deficit) in future periods, requiring us to make additional draws under the Purchase Agreement. Key factors include the potential for continued deterioration in the housing market, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; the introduction of new public policy-related initiatives that may adversely impact our financial results; adverse changes in interest rates, the yield curve, implied volatility or mortgage OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI; increased dividend obligations on the senior preferred stock; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury and the Federal Reserve; establishment of additional valuation allowances for our remaining deferred tax assets, net; changes in accounting practices or standards, including the implementation of SFAS 166 and SFAS 167; the effect of the MHA Program and other government initiatives; or changes in business practices resulting from legislative and regulatory developments, such as the enactment of legislation providing bankruptcy judges with the authority to revise the terms of a mortgage, including the principal amount. As a result of the factors described above, it may be difficult for us to maintain a positive level of total equity.

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

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) interest rate risk and other market risks; (b) credit risks; and (c) operational risks. Risk management is a critical aspect of our business. See “RISK FACTORS” in our 2008 Annual Report and in our Form 10-Q for the first quarter of 2009 for further information regarding these and other risks. We manage risk through a framework that recognizes primary risk ownership and management by our business areas. Within this framework, our executive management responsible for independent risk oversight monitors performance against our risk management strategies and established risk limits and reporting thresholds, identifies and assesses potential issues and provides oversight regarding changes in business processes and activities. See “MD&A — CREDIT RISKS” and “MD&A — OPERATIONAL RISKS” in our 2008 Annual Report for further discussion of credit and operational risks and see “CONTROLS AND PROCEDURES” in our 2008 Annual Report for further discussion of disclosure controls and procedures and internal control over financial reporting.

Credit Risks

Our total mortgage portfolio is subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other mortgage-related guarantees. Mortgage and credit market conditions deteriorated significantly in the second half of 2008 and adverse conditions have persisted in the first half of 2009. For more information on factors negatively affecting the mortgage and credit markets, see “EXECUTIVE SUMMARY” in this Form 10-Q and “MD&A — CREDIT RISKS” in our 2008 Annual Report.

59	Freddie Mac

Institutional Credit Risk

Our primary institutional credit risk exposure arises from agreements with:

•	institutional counterparties of investments held in our cash and other investments portfolio and such investments we manage for our PC trusts;

•	derivative counterparties;

•	mortgage seller/servicers;

•	mortgage insurers;

•	issuers, guarantors or third-party providers of other credit enhancements (including bond insurers);

•	mortgage investors and originators; and

•	document custodians.

A significant failure to perform by a major entity in one of these categories could have a material adverse effect on our mortgage-related investments portfolio, cash and other investments portfolio or credit guarantee activities. The challenging market conditions have adversely affected, and are expected to continue to adversely affect, the liquidity and financial condition of a number of our counterparties. Many of our counterparties have experienced ratings downgrades or liquidity constraints and other counterparties may also experience these concerns. The weakened financial condition and liquidity position of some of our counterparties may adversely affect their ability to perform their obligations to us, or the quality of the services that they provide to us. In particular, the current weakened financial condition of our mortgage and bond insurers creates an increased risk that these entities will fail to fulfill their obligations to reimburse us for claims under insurance policies. Our exposure to individual counterparties may become more concentrated, due to the needs of our business and consolidation in the industry. In addition, any efforts we take to reduce exposure to financially weakened counterparties could result in increased exposure among a smaller number of institutions.

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

Table 35 summarizes our counterparty credit exposure for cash equivalents, federal funds sold and securities purchased under agreements to resell that are presented on our consolidated balance sheets as well as off-balance sheet transactions that we have entered on behalf of securitization trusts.

60	Freddie Mac

Table 35 — Counterparty Credit Exposure — Cash Equivalents and Federal Funds Sold and Securities Purchased Under Agreements to Resell(1)

	June 30, 2009
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5) —
A-1+	26	$22,533	6
A-1	31	12,949	44
Federal funds sold and securities purchased under agreements to resell —
A-1	4	8,500	1

Subtotal	61	43,982	13

Off-balance sheet exposure:(6)
Cash equivalents(7) —
A-1+	7	16,800	1
Federal funds sold and securities purchased under agreements to resell —
A-1+	1	1,000	1
A-1	3	9,000	11

Subtotal	11	26,800	4

Total	72	$70,782	10

	December 31, 2008
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5) —
A-1+	43	$28,396	2
A-1	15	4,328	7
Federal funds sold and securities purchased under agreements to resell —
A-1+	2	2,250	2
A-1	2	7,900	2

Subtotal	62	42,874	2

Off-balance sheet exposure:(6)
Cash equivalents(7) —
A-1+	7	3,700	1
Federal funds sold and securities purchased under agreements to resell —
A-1+	1	1,500	2
A-1	1	1,500	2

Subtotal	9	6,700	1

Total	71	$49,574	2

(1)	Excludes restricted cash balances as well as cash deposited with the Federal Reserve and other federally-chartered institutions.
(2)	Represents the lower of S&P and Moody’s short-term credit ratings as of each period end; however, in this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(3)	Based on legal entities. Affiliated legal entities are reported separately.
(4)	Represents the par value or outstanding principal balance.
(5)	Consists of highly-liquid securities that have an original maturity of three months or less. Excludes $11.2 billion and $10.3 billion of cash deposited with the Federal Reserve as of June 30, 2009 and December 31, 2008, respectively, and a $2.3 billion demand deposit with a custodial bank having an S&P rating of A-1+ as of December 31, 2008.
(6)	Represents the non-mortgage assets managed by us, excluding cash held at the Federal Reserve Bank, on behalf of securitization trusts created for administration of remittances for our PCs and Structured Securities.
(7)	Consists of highly-liquid securities that have an original maturity of three months or less. Excludes $8.7 billion and $4.9 billion of cash deposited with the Federal Reserve as of June 30, 2009 and December 31, 2008, respectively.

Derivative Counterparties

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market, despite the large number of counterparties that have credit ratings below AA–. Our OTC derivative counterparties that have credit ratings below AA– are subject to a collateral posting threshold of $1 million or less. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2008 Annual Report for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties has increased in recent periods due to industry consolidation and the failure of certain counterparties, and could further increase. Table 36 summarizes our exposure to our derivative counterparties, which represents the net positive fair value of

61	Freddie Mac

derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

Table 36 — Derivative Counterparty Credit Exposure

	June 30, 2009
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
		(dollars in millions)

AAA	1	$1,150	$—	$—	6.9	Mutually agreed upon
AA	3	56,278	—	—	6.6	$10 million or less
AA–	4	299,431	2,422	97	6.7	$10 million or less
A+	7	493,680	8	—	5.7	$1 million or less
A	4	259,107	443	34	4.6	$1 million or less

Subtotal(5)	19	1,109,646	2,873	131	5.7
Other derivatives(6)		247,264	—	—
Forward purchase and sale commitments		70,306	142	142
Swap guarantee derivatives		3,441	—	—

Total derivatives		$1,430,657	$3,015	$273

	December 31, 2008
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
		(dollars in millions)

AAA	1	$1,150	$—	$—	7.4	Mutually agreed upon
AA+	1	27,333	—	—	5.2	$10 million or less
AA	2	16,987	500	—	3.1	$10 million or less
AA–	5	342,635	1,457	4	7.0	$10 million or less
A+	8	355,534	912	162	5.7	$1 million or less
A	4	296,039	1,179	15	4.5	$1 million or less

Subtotal(5)	21	1,039,678	4,048	181	5.7
Other derivatives(6)		175,788	—	—
Forward purchase and sale commitments		108,273	537	537
Swap guarantee derivatives		3,281	—	—

Total derivatives		$1,327,020	$4,585	$718

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(4)	Calculated as Total Exposure at Fair Value less collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(5)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps and purchased interest-rate caps.
(6)	Consists primarily of exchange-traded contracts, certain written options and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates and the amount of derivatives held. Our uncollateralized exposure to counterparties for these derivatives, after applying netting agreements and collateral, decreased to $131 million at June 30, 2009 from $181 million at December 31, 2008.

The uncollateralized exposure to non-AAA-rated counterparties was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. Collateral is typically transferred within one business day based on the values of the related derivatives.

As indicated in Table 36, approximately 95% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps was collateralized at June 30, 2009. If all of our counterparties for these derivatives had defaulted simultaneously on June 30, 2009, our maximum loss for accounting purposes would have been approximately $131 million.

62	Freddie Mac

In the event of counterparty default, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest rate swaps, option-based derivatives and foreign-currency swaps will increase under certain adverse market conditions by performing daily market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming changes in the level and implied volatility of interest rates and changes in foreign-currency exchange rates over a brief time period.

As indicated in Table 36, the total exposure on our OTC forward purchase and sale commitments of $142 million and $537 million at June 30, 2009 and December 31, 2008, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards. At June 30, 2009, we had purchase and sale commitments related to our mortgage-related investments portfolio the majority of which settled in July 2009.

Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders, or seller/servicers, are among the largest mortgage loan originators in the U.S. We are exposed to the risk that we could lose purchase volume to the extent our mortgage commitment arrangements with any of our top seller/servicers are terminated or reduced in size without replacement from other lenders. Our top 10 single-family seller/servicers provided approximately 71% of our single-family purchase volume during the six months ended June 30, 2009. Wells Fargo Bank, N.A. and Bank of America, N.A. accounted for 26% and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the six months ended June 30, 2009. During the six months ended June 30, 2009, our top four multifamily lenders, CBRE Melody & Company, Deutsche Bank Berkshire Mortgage, Capmark Finance Inc. and Wells Fargo Multifamily Capital, each accounted for more than 10% of our multifamily mortgage purchase volume, and represented an aggregate of approximately 57% of our multifamily purchase volume.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us. As a result of their repurchase obligations, our seller/servicers repurchase mortgages sold to us, or indemnify us against losses on those mortgages, whether we subsequently securitized the loans or held them in our mortgage-related investments portfolio. During the six months ended June 30, 2009 and 2008, the aggregate unpaid principal balance of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $1,740 million and $737 million, respectively. Our seller/servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. Our exposure to seller/servicers could lead to default rates that exceed our current estimates and could cause our losses to be significantly higher than those estimated within our loan loss reserves. For information on our loss mitigation plans, see “Mortgage Credit Risk — Portfolio Management Activities — Loss Mitigation Activities.”

Due to the strain on the mortgage finance industry, a number of our significant single-family seller/servicers have been adversely affected and have undergone dramatic changes in their ownership or financial condition. Many institutions, some of which were our customers, have failed, been acquired, or received substantial government assistance. The resulting consolidation within the mortgage finance industry further concentrates our institutional credit risk among a smaller number of institutions.

In July 2008, IndyMac Bancorp, Inc., or IndyMac, announced that the FDIC was appointed conservator of the bank. In March 2009, we entered into an agreement with the FDIC with respect to the transfer of loan servicing from IndyMac to a third party, under which we received an amount to partially recover our future losses from IndyMac’s repurchase obligations. We retain our remaining claims against IndyMac for loan repurchases that are in excess of the amount received under the agreement.

Lehman Brothers Holdings Inc., or Lehman, and its affiliates also service single-family loans for us. We have potential exposure to Lehman for servicing-related obligations due to us, including repurchase obligations, which we estimated to be approximately $850 million. Lehman has suspended its repurchases from us since declaring bankruptcy in September 2008.

63	Freddie Mac

In September 2008, Washington Mutual Bank was acquired by JPMorgan Chase Bank, N.A. We have agreed to JPMorgan Chase becoming the servicer of mortgages previously serviced by Washington Mutual in return for its agreement to assume Washington Mutual’s recourse obligations to repurchase any of such mortgages that were sold to us with recourse. With respect to mortgages that Washington Mutual sold to us without recourse, JPMorgan Chase made a one-time payment to us in the first quarter of 2009 with respect to obligations of Washington Mutual to repurchase any of such mortgages that are inconsistent with certain representations and warranties made at the time of sale. The amounts associated with the JPMorgan Chase agreement and IndyMac servicing transfer have been recorded within other liabilities in our consolidated balance sheets and will be reclassified to our loan loss reserve to partially offset losses as incurred on related loans covered by these agreements. During the first half of 2009, we reclassified approximately $375 million to our loan loss reserve representing the recovery of losses recognized by us on these related loans incurred through June 30, 2009.

On August 4, 2009, we notified Taylor, Bean & Whitaker Mortgage Corp., or TBW, that we had terminated its eligibility, for cause, as a seller and servicer for us effective immediately. TBW accounted for approximately 5.2% and 2.7% of our single-family mortgage purchase volume activity for full-year 2008 and the six months ended June 30, 2009, respectively. We are in the process of determining our total exposure to TBW in the event it cannot perform its contractual obligations to us. The amount of our losses in such event could be significant.

We are also exposed to the risk that multifamily seller/servicers may come under financial pressure due to the current stressful economic environment and weakened real estate markets, which could cause degradation in the quality of servicing they provide. In addition, some of our multifamily seller/servicers or their related entities provide guarantees on loans we have made to one or more of their affiliates. In some cases, the ability of those counterparties to fulfill their guarantee obligations has been weakened.

Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of June 30, 2009 and December 31, 2008. The estimates of potential exposure to our seller/servicers are higher than our estimates for probable loss as we consider the range of possible outcomes as well as the passage of time, which can change the indicators of incurred, or probable losses. We also consider the estimated value of related mortgage servicing rights in determining our estimates of probable loss, which reduce our potential exposures. We believe we have adequately provided for these exposures, based upon our estimate of incurred loss, in our loan loss reserves at June 30, 2009 and December 31, 2008; however, our actual losses may exceed our estimates.

During the second quarter of 2009, we entered into a standby purchase commitment for up to $1 billion of single-family mortgages with a financial institution that provides short-term loans to mortgage originators. This commitment is contingent upon the default of a specific mortgage originator, which is one of our single-family seller/servicers. We expect to enter into additional such non-derivative commitments in the future to continue to provide support to the residential mortgage market.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provides credit enhancement fails to fulfill its obligation, we could experience increased credit-related costs and a possible reduction in the fair values associated with our PCs or Structured Securities. Table 37 presents our outstanding coverage with mortgage insurers, excluding bond insurance, as of June 30, 2009. In the event that a mortgage insurer fails to perform, the outstanding coverage represents our maximum exposure to credit losses resulting from such failure.

64	Freddie Mac

Table 37 — Mortgage Insurance by Counterparty

			June 30, 2009
	S&P Credit	S&P Credit	Primary	Pool	Coverage
Counterparty Name	Rating(1)	Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(dollars in billions)

Mortgage Guaranty Insurance Corp.	BB	Credit watch negative	$58.7	$44.5	$15.6
Radian Guaranty Inc.	BB–	Stable	41.7	21.4	12.1
Genworth Mortgage Insurance Corporation	BBB+	Stable	39.8	1.2	10.1
PMI Mortgage Insurance Co.	BB–	Stable	31.9	3.9	8.2
United Guaranty Residential Insurance Co.	BBB+	Negative	30.8	0.5	7.6
Republic Mortgage Insurance	A–	Stable	26.3	3.6	6.6
Triad Guaranty Insurance Corp.(4)	N/A	—	13.5	4.6	3.4
CMG Mortgage Insurance Co.	BBB+	Negative outlook	2.8	0.1	0.7

Total			$245.5	$79.8	$64.3

(1)	Latest rating available as of July 31, 2009. Financial conditions have been changing rapidly, which has caused greater divergence in the ratings of individual insurers by nationally recognized statistical rating organizations.
(2)	Represents the amount of unpaid principal balance at the end of the period for our single-family mortgage portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses of principal under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	Beginning on June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

We received proceeds of $420.6 million and $261.4 million during the six months ended June 30, 2009 and 2008, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $855 million and $678 million as of June 30, 2009 and December 31, 2008, respectively, related to amounts claimed on foreclosed properties. Our receivable balance for insurance recovery claims rose significantly in the last half of 2008 and the first half of 2009, as the volume of loss events, such as foreclosures, increased.

Based upon currently available information, we expect that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term except for claims obligations of Triad that are partially deferred after June 1, 2009, under order of Triad’s state regulator. However, we believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could threaten our ability to receive future claims payments, and negatively impact our access to mortgage insurance for high LTV loans. Further, we believe one or more of these mortgage insurers, over the remainder of 2009, could be found to be lacking sufficient capital and could face suspension under Freddie Mac’s eligibility requirements for mortgage insurers. Mortgage Guaranty Insurance Corp., or MGIC, has announced a plan to underwrite new business through a wholly-owned subsidiary, and that it is engaged in discussions to have the subsidiary approved as an eligible mortgage insurer by Freddie Mac and Fannie Mae. According to MGIC, this plan was driven by MGIC’s concern that in the future MGIC might not meet regulatory capital requirements to continue to write new business. Any final proposal is subject to the receipt of necessary approvals and authority, including obtaining Freddie Mac’s and Fannie Mae’s approval of the subsidiary as an eligible mortgage insurer. We are currently in discussions with MGIC concerning its plans. We consider the recovery from mortgage insurance policies as part of the estimate of our loan loss reserves. If our assessment of one or more of our mortgage insurer’s ability to fulfill its obligations to us worsens, it could result in a significant increase in our loan loss reserve estimate.

Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of bond insurers that insure bonds we hold as investment securities on our consolidated balance sheets. Bond insurance, including primary and secondary policies, is a credit enhancement covering the non-agency securities held in our mortgage-related investments portfolio or non-mortgage-related investments held in our cash and other investments portfolio. Primary policies are acquired by the issuing trust while secondary policies are acquired directly by us. Bond insurance exposes us to the risks related to the bond insurer’s ability to satisfy claims. At June 30, 2009, we had insurance coverage, including secondary policies, on securities totaling $13.9 billion, consisting of $13.3 billion and $0.6 billion of coverage for mortgage-related securities and non-mortgage-related securities, respectively. Table 38 presents our coverage amounts of monoline bond insurance, including secondary coverage, for all securities held on our balance sheets. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

65	Freddie Mac

Table 38 — Monoline Bond Insurance by Counterparty

	June 30, 2009
	S&P Credit	S&P Credit	Coverage	Percent
Counterparty Name	Rating(1)	Rating Outlook(1)	Outstanding(2)	of Total
	(dollars in billions)

Ambac Assurance Corporation	CC	—	$5.4	39%
Financial Guaranty Insurance Company (FGIC)	N/A(3)	—	2.6	19
MBIA Insurance Corp.	BBB	Negative	2.0	14
Financial Security Assurance Inc. (FSA)	AAA	Negative	1.6	11
Syncora Guarantee Inc. (SGI)	R(4)	—	1.1	8
National Public Finance Guarantee Corp. (NPFGC)	A	—	1.2	9

Total			$13.9	100%

(1)	Latest rating available as of July 31, 2009. Financial conditions have been changing rapidly, which has caused greater divergence in the ratings of individual insurers by nationally recognized statistical rating organizations.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities held in our mortgage-related investments portfolio and non-mortgage-related investments in our cash and other investments portfolio.
(3)	In March 2009, FGIC issued its 2008 financial statements, which expressed substantial doubt concerning the ability to operate as a going concern. Consequently, in April 2009, S&P withdrew its ratings of FGIC and discontinued ratings coverage.
(4)	In April 2009, SGI announced that under an order from the New York State Insurance Department, it has suspended payment of all claims in order to complete a comprehensive restructuring of its business. Consequently, S&P assigned an “R” rating, reflecting that the company is under regulatory supervision.

In accordance with our risk management policies we will continue to actively monitor the financial strength of our bond insurers in this challenging market environment. We believe that, except for FSA, the remaining bond insurers to which we currently have significant exposure lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as they emerge. During the second quarter of 2009, as part of a comprehensive restructuring, SGI pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain bonds owned by us, in exchange for a one-time cash payment of $113 million. We continue to own certain securities insured under other policies issued by SGI. In the event one or more of these bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our mortgage-related investments portfolio. We recognized other-than-temporary impairment losses during 2008 and the first half of 2009 related to investments in mortgage-related securities covered by bond insurance due to the probability of losses on the securities and our concerns about the claims paying abilities of certain bond insurers in the event of a loss. See “NOTE 4: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” to our consolidated financial statements for additional information regarding impairment losses on securities covered by monoline insurers.

66	Freddie Mac

Table 39 shows our non-agency mortgage-related securities covered by monoline bond insurance at June 30, 2009 and December 31, 2008.

Table 39 — Non-Agency Mortgage-Related Securities Covered by Monoline Bond Insurance at June 30, 2009 and December 31, 2008

	Financial Guaranty		Syncora		AMBAC Assurance		Financial Security
	Insurance Company		Guarantee Inc.		Corporation		Assurance Inc.		MBIA Insurance Corp.		Other(1)(2)		Total
	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross
	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized
	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)
	(in millions)

At June 30, 2009:

First lien subprime	$1,176	$(524)	$205	$(89)	$786	$(293)	$477	$(193)	$22	$(4)	$6	$—	$2,672	$(1,103)
Second lien subprime	317	(95)	66	(11)	7	—	—	—	2	(1)	—	—	392	(107)
MTA Option ARM	—	—	350	(75)	172	(50)	177	(137)	—	—	—	—	699	(262)
Alt-A and other(5)	1,000	(525)	418	(246)	1,444	(701)	470	(283)	574	(316)	—	—	3,906	(2,071)
Manufactured Housing	—	—	—	—	110	(38)	—	—	179	(49)	—	—	289	(87)
CMBS	—	—	—	—	2,217	(596)	—	—	—	—	1,197	(356)	3,414	(952)
Obligations of states and political subdivisions	39	(4)	—	—	463	(43)	395	(27)	—	—	307	(26)	1,204	(100)

Total	$2,532	$(1,148)	$1,039	$(421)	$5,199	$(1,721)	$1,519	$(640)	$777	$(370)	$1,510	$(382)	$12,576	$(4,682)

At December 31, 2008:

First lien subprime	$1,290	$(340)	$220	$(2)	$837	$(280)	$510	$(66)	$26	$(2)	$—	$—	$2,883	$(690)
Second lien subprime	362	(113)	72	—	52	(35)	—	—	15	—	—	—	501	(148)
MTA Option ARM	—	—	367	(48)	179	(123)	187	(127)	—	—	—	—	733	(298)
Alt-A and other(5)	1,096	(123)	450	(30)	1,573	(980)	522	(272)	632	—	—	—	4,273	(1,405)
Manufactured Housing	—	—	—	—	114	(63)	—	—	188	—	—	—	302	(63)
CMBS	—	—	—	—	2,219	(399)	—	—	1,167	(368)	30	(7)	3,416	(774)
Obligations of states and political subdivisions	38	(7)	—	—	467	(94)	397	(74)	354	(44)	17	(2)	1,273	(221)

Total	$2,786	$(583)	$1,109	$(80)	$5,441	$(1,974)	$1,616	$(539)	$2,382	$(414)	$47	$(9)	$13,381	$(3,599)

(1)	At June 30, 2009, includes certain exposures to bonds insured by NPFGC, formerly known as MBIA Insurance Corp. of Illinois, which is a subsidiary of MBIA Inc., the parent company of MBIA Insurance Corp. Amounts at December 31, 2008 are included under MBIA Insurance Corp.
(2)	Includes monoline insurance provided by Radian Group Inc. and CIFG Holdings Ltd.
(3)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers unpaid interest.
(4)	Represents the amount of gross unrealized losses at the respective reporting date on the securities with monoline insurance.
(5)	The majority of the Alt-A and other loans covered by monoline bond insurance are securities backed by home equity lines of credit.

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

All types of mortgage loans, whether classified as prime or non-prime, have been affected by the pressures on household wealth caused by declines in home values, declines in the stock market, rising rates of unemployment and other impacts of the economic recession that began in early 2008. Macroeconomic conditions have generally continued to worsen in the first half of 2009. The table below shows the credit performance of our single-family mortgage portfolio for the last several quarters as compared to certain industry averages.

67	Freddie Mac

Table 40 — Single-Family Mortgage Credit Performance Comparison

	As of
	06/30/2009	03/31/2009	12/31/2008	09/30/2008	06/30/2008

Delinquency rate:
Freddie Mac’s single-family mortgage portfolio(1)	2.78%	2.29%	1.72%	1.22%	0.93%
Industry — prime loans(2)	N/A	4.70	3.74	2.87	2.35
Industry — subprime loans(2)	N/A	24.88	23.11	19.56	17.85

	For the Three Months Ended
	06/30/2009	03/31/2009	12/31/2008	09/30/2008	06/30/2008

Foreclosures starts ratio:
Freddie Mac’s single-family mortgage portfolio(3)	0.62%	0.61%	0.41%	0.36%	0.31%
Industry — prime loans(2)	N/A	0.94	0.68	0.61	0.61
Industry — subprime loans(2)	N/A	4.65	3.96	4.23	4.26

(1)	Based on the number of loans 90 days or more past due, as well as those in the process of foreclosure. Our temporary suspensions of foreclosure transfers on occupied homes resulted in more loans remaining delinquent than without these suspensions. See “Credit Performance — Delinquencies” for further information on the delinquency rates of our single-family mortgage portfolio and our temporary suspensions of foreclosure transfers.
(2)	Source: Mortgage Bankers Association’s National Delinquency Survey representing first lien single-family loans in the survey categorized as prime or subprime, respectively. Excludes FHA and VA loans. Data is not yet available for the second quarter of 2009.
(3)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter. Excludes Structured Transactions and mortgages covered under long-term standby commitment agreements.

Underwriting Standards and Quality Control Process

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with originators describe mortgage underwriting standards and, except to the extent we modify these standards, the originators represent and warrant to us that the mortgages sold to us meet these requirements. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage or make us whole in the event of a default. In response to the changes in the residential mortgage market during the last several years, we made several changes to our underwriting requirements in 2008, and many of these took effect in early 2009, or as our customers’ contracts permitted. While some of these changes will not apply to mortgages purchased under the refinance initiative of the MHA Program, we expect that they will improve the credit profile of many of the mortgages that are delivered to us going forward.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by one of the following: (a) mortgage insurance for mortgage amounts above the 80% threshold; (b) a seller’s agreement to repurchase or replace any mortgage upon default; or (c) retention by the seller of at least a 10% participation interest in the mortgages. In addition, we employ other types of credit enhancements, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures. On February 18, 2009, in conjunction with the announcement of the MHA Program, FHFA determined that consistent with our charter, until June 10, 2010, we may purchase mortgages that refinance borrowers whose mortgages we currently own or guarantee, without obtaining additional credit enhancement in excess of that already in place for that loan. In April 2009, we began purchasing mortgages originated pursuant to the refinance initiative under the MHA Program. During 2009 we expect to purchase and guarantee a significant amount of these loans, which we announced as the Freddie Mac Relief Refinance Mortgagesm. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the unpaid principal balance of the mortgage in excess of 80% of the value of the property for certain of these loans. We initially allowed refinancing with this product for loans up to a maximum LTV ratio of 105%. On July 1, 2009, we announced an increase in the allowable maximum LTV ratio to 125% for this product. Although we discontinued purchases of new mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or as our customers’ contracts permit), we will continue to purchase certain amounts of these mortgages in those cases that the loan qualifies as a refinance mortgage under Freddie Mac Relief Refinance Mortgagesm and the pre-existing mortgage was originated under less than full documentation standards.

We also vary our guarantee and delivery fee pricing relative to different mortgage products and mortgage or borrower underwriting characteristics. We implemented an increase in delivery fees that was effective at April 1, 2009, or as our customers’ contracts permitted. This increase applies for certain mortgages deemed to be higher-risk based primarily on whether there are initial interest-only provisions and on loan characteristics, such as loan purpose, LTV ratio and/or borrower credit scores, and excludes refinance-loans under the MHA Program.

68	Freddie Mac

In July 2008, the Federal Reserve published a final rule amending Regulation Z (which implements the Truth in Lending Act). According to the Federal Reserve, one of the goals of the amendments is to protect consumers in the mortgage market from unfair, abusive, or deceptive lending and servicing practices while preserving responsible lending and sustainable homeownership. The final rule applies four protections to a newly-defined category of higher-priced mortgage loans, or HPMLs, secured by a consumer’s principal dwelling, including a prohibition on lending based on the collateral without regard to consumers’ ability to repay their obligations from income, or from other sources besides the collateral. Most of the provisions of the final rule are effective on October 1, 2009. As a result of changes to our underwriting requirements in the first half of 2009, our loan purchases in 2009 have not included significant amounts of lower documentation loans and HPMLs. In July 2009, we issued guidelines to our seller/servicers regarding our purchase criteria for HPMLs, effective October 1, 2009. HPMLs sold to Freddie Mac are not eligible to be Freddie Mac Relief Refinance Mortgagessm because that product does not require verification of income and assets. Although Regulation Z permits prepayment penalties for HPMLs under certain conditions, Freddie Mac will not purchase HPMLs subject to any prepayment penalty. Likewise, although Regulation Z permits the origination of HPMLs which adjust or reset during the first seven years after origination subject to specified underwriting criteria, Freddie Mac will not purchase HPMLs which are subject to any interest or payment adjustment or reset during the first seven years.

On July 23, 2009, the Federal Reserve proposed amendments to Regulation Z intended to improve the disclosures consumers receive in connection with certain mortgages and home-equity lines of credit. The amendments would also provide new consumer protections for all home-secured credit. In addition to the proposed disclosure requirements, the proposed amendments would prohibit payments to a mortgage broker or a loan officer that are based on the loan’s interest rate or other terms; and prohibit a mortgage broker or loan officer from “steering” consumers to transactions that are not in their interest in order to increase the mortgage broker’s or loan officer’s compensation. We cannot predict the impact that the proposed amendments, if adopted, would have on our business.

69	Freddie Mac

Table 41 provides characteristics of our single-family mortgage loans purchased during the three months ended June 30, 2009 and 2008, and of our single-family mortgage portfolio at June 30, 2009 and December 31, 2008.

Table 41 — Characteristics of Single-Family Mortgage Portfolio(1)

	Purchases During the		Purchases During the
	Three Months Ended		Six Months Ended		Portfolio at
	June 30,		June 30,		June 30,	December 31,
	2009	2008	2009	2008	2009	2008
Original LTV Ratio Range(2)

60% and below	36%	26%	35%	24%	23%	22%
Above 60% to 70%	18	17	18	17	16	16
Above 70% to 80%	38	38	39	39	45	46
Above 80% to 90%	5	11	6	11	8	8
Above 90%	3	8	2	9	8	8

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	65%	70%	66%	71%	71%	72%
Estimated Current LTV Ratio Range(3)

60% and below					30%	32%
Above 60% to 70%					12	13
Above 70% to 80%					17	16
Above 80% to 90%					14	16
Above 90% to 100%					10	10
Above 100% to 110%					6	5
Above 110%					11	8

Total					100%	100%

Weighted average estimated current LTV ratio					75%	72%
Credit Score(4)

740 and above	74%	54%	73%	52%	48%	46%
700 to 739	17	22	17	22	22	23
660 to 699	6	15	7	16	17	17
620 to 659	2	6	2	7	8	9
Less than 620	1	3	1	3	4	4
Not available	—	—	—	—	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score	759	735	758	732	727	725
Loan Purpose

Purchase	13%	34%	14%	35%	36%	40%
Cash-out refinance	28	36	28	34	31	30
Other refinance	59	30	58	31	33	30

Total	100%	100%	100%	100%	100%	100%

Property Type

1 unit	99%	97%	99%	97%	97%	97%
2-4 units	1	3	1	3	3	3

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	94%	90%	94%	90%	91%	91%
Second/vacation home	4	5	4	5	5	5
Investment	2	5	2	5	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the unpaid principal balance of the single-family mortgage portfolio excluding Structured Securities backed by Ginnie Mae certificates and certain Structured Transactions. Structured Transactions with ending balances of $2 billion at both June 30, 2009 and December 31, 2008 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. Including secondary financing, the total original LTV ratios above 90% were 13% and 14% at June 30, 2009 and December 31, 2008, respectively.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchase activity, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.
(4)	Credit score data is as of mortgage loan origination and is based on FICO scores.

As shown in the table above, the percentage of borrowers in our single-family mortgage portfolio with estimated current LTV ratios greater than 100% was 17% and 13% at June 30, 2009 and December 31, 2008, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the

70	Freddie Mac

borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan and purchase a less expensive home or move to a rental property. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers, regardless of the borrower’s financial condition. A borrower would also be considered underwater if the borrower’s total current LTV ratio (which includes any secondary financing) is greater than 100%. As of June 30, 2009 and December 31, 2008, for the single-family mortgage loans with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 715 and 714, respectively.

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

While we have classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-Q, there is no universally accepted definition of subprime or Alt-A, and our classifications of such loans may differ from those used by other companies. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family mortgage portfolio. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, LTV ratio, type of mortgage product and occupancy type. For more information, see “MD&A — CREDIT RISKS — Mortgage Credit Risk” in our 2008 Annual Report.

Interest-Only and Option ARM Loans

Originations of interest-only loans in the market declined substantially in 2009. We purchased $377 million and $18 billion of these loans during the six months ended June 30, 2009 and 2008, respectively. Interest-only loans in our single-family mortgage portfolio were approximately $144.8 billion and $160.6 billion as of June 30, 2009 and December 31, 2008, respectively. The unpaid principal balance of option ARM mortgage loans, which include some MTA Option ARM loans, underlying our Structured Securities and Structured Transactions was $11.6 billion and $12.2 billion as of June 30, 2009 and December 31, 2008, respectively. We did not purchase any option ARM mortgage loans during the six months ended June 30, 2009. At June 30, 2009, interest-only and option ARM loans collectively represented approximately 9% of the unpaid principal balance of our single-family mortgage portfolio. These types of loans have experienced significantly higher delinquency rates than other mortgage products since most of them have initial periods during which the payment options are in place before the loans reach the initial end date and the terms are recast. The delinquency rate on option ARM loans in our single-family mortgage portfolio was 14.0% and 8.7% at June 30, 2009 and December 31, 2008, respectively.

We also invest in non-agency mortgage-related securities backed by MTA Option ARM loans. As of June 30, 2009 and December 31, 2008, the unpaid principal balance of non-agency mortgage related securities classified as having MTA Option ARM loans as collateral was $18.7 billion and $19.6 billion, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for credit statistics and other information about these securities as well as other non-agency mortgage-related security investments backed by subprime and Alt-A loan types discussed below.

Higher Risk Combinations

Combining certain loan products and loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency and default and higher credit losses. However, our participation in these categories generally contributes to our performance under our affordable housing goals. As of June 30, 2009, approximately 1% of mortgage loans in our single-family mortgage portfolio were made to borrowers with credit scores below 620 and had first lien, original LTV ratios greater than 90% at the time of mortgage origination. In addition, as of June 30, 2009, approximately 4% of the Alt-A single-family loans in our single-family mortgage portfolio were made to borrowers with credit scores below 620 at mortgage origination. Other mortgage product types, such as interest-only or option ARM loans, that also are combined with certain characteristics, such as lower credit

71	Freddie Mac

scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. In addition, in recent years, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on first lien mortgages. We estimate that approximately 13% and 14% of first lien loans in our single-family mortgage portfolio had total original LTV ratios, including secondary liens by third parties, above 90% at June 30, 2009 and December 31, 2008, respectively.

Subprime Loans

While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Combinations” above for further information). In addition, we estimate that approximately $4.9 billion and $5.1 billion in unpaid principal balances of security collateral underlying our Structured Transactions at June 30, 2009 and December 31, 2008, respectively, were classified as subprime, based on our determination that they are also higher-risk loan types.

We generally categorize non-agency mortgage-related securities as subprime if they were labeled as subprime when we purchased them. At June 30, 2009 and December 31, 2008, we held $67.6 billion and $74.9 billion, respectively, in unpaid principal balances of non-agency mortgage-related securities backed by subprime loans. These securities include significant credit enhancement, particularly through subordination, and 20% and 58% of these securities were investment grade at June 30, 2009 and December 31, 2008, respectively.

Alt-A Loans

We estimate that approximately $161.5 billion, or 9%, and $182.5 billion, or 10%, in unpaid principal balances of the loans underlying our single-family PCs and Structured Securities at June 30, 2009 and December 31, 2008, respectively, were classified as Alt-A mortgage loans. In addition, we estimate that approximately $3.7 billion, or 7%, and $2.4 billion, or 6%, in unpaid principal balances of the single-family mortgage loans in our mortgage-related investments portfolio were classified as Alt-A at June 30, 2009 and December 31, 2008, respectively. For all of these Alt-A loans combined, the average credit score was 722, and the estimated current average LTV ratio, based on our first-lien exposure, was 91% at June 30, 2009. The delinquency rate for these Alt-A loans was 9.44% and 5.61% at June 30, 2009 and December 31, 2008, respectively. We implemented several changes in our underwriting and eligibility criteria in 2008 and 2009 to reduce our acquisition of certain higher-risk loan products, including Alt-A loans. As a result, our purchases of single-family Alt-A mortgage loans for our total mortgage portfolio declined to $32 million for the second quarter of 2009, from $9.0 billion for the second quarter of 2008. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income, beginning March 1, 2009 (or as our customers’ contracts permit), we will continue to purchase certain amounts of the mortgages in cases that the loan qualifies as a refinance mortgage under Home Affordable Refinance and the pre-existing mortgage was originated under less than full documentation standards.

We also invest in non-agency mortgage-related securities backed by single-family Alt-A loans in our mortgage-related investments portfolio. At June 30, 2009 and December 31, 2008, we held investments of $23.2 billion and $25.1 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans.

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

72	Freddie Mac

Portfolio Management Activities

Credit Enhancements

As discussed above, our charter generally requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. At June 30, 2009 and December 31, 2008, our credit-enhanced mortgages and mortgage-related securities represented approximately 17% and 18% of the $1,954 billion and $1,914 billion, respectively, unpaid principal balance of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, our single-family Structured Transactions and that portion of issued Structured Securities that is backed by Ginnie Mae Certificates. We exclude non-Freddie Mac mortgage-related securities because they expose us primarily to institutional credit risk. We exclude that portion of Structured Securities backed by Ginnie Mae Certificates because the incremental credit risk to which we are exposed is considered insignificant due to the guarantee provided on these securities by the U.S. government. Although many of our Structured Transactions are credit enhanced, we present the credit enhancement coverage information separately in the table below due to the use of subordination in many of the securities’ structures. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for additional information on credit enhancement coverage of our investments in non-Freddie Mac mortgage-related securities. In the first half of 2009, there has been a significant decline in our credit enhancement coverage for new purchases compared to the first half of 2008 that is primarily a result of the high refinance activity during the period. Refinance loans typically have lower LTV ratios, which fall below the threshold that require mortgage insurance coverage.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family mortgage portfolio, including single-family loans underlying our PCs and Structured Securities, and is typically provided on a loan-level basis. As of June 30, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under primary mortgage insurance, excluding reimbursement of expenses, was $57.0 billion and $59.4 billion, respectively.

Other prevalent types of credit enhancement that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. At June 30, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under lender recourse and indemnification agreements was $9.7 billion and $11.0 billion, respectively, and under pool insurance was $3.6 billion and $3.8 billion, respectively. See “Institutional Credit Risk — Mortgage Insurers” and “Mortgage Seller/Servicers” for further discussion about our mortgage loan insurers and seller/servicers.

73	Freddie Mac

Other forms of credit enhancements on single-family mortgage loans include government guarantees, collateral (including cash or high-quality marketable securities) pledged by a lender, excess interest and subordinated security structures. At both June 30, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under other forms of credit enhancements was $0.5 billion.

Table 42 provides information on credit enhancements and credit performance for our Structured Transactions.

Table 42 — Credit Enhancement and Credit Performance of Single-Family Structured Transactions(1)

	Unpaid Principal Balance		Average Credit		Credit Losses(4)
	at June 30,		Enhancement	Delinquency	Six Months Ended June 30,
Structured Transaction Type	2009	2008	Coverage(2)	Rate(3)	2009	2008
	(in millions)				(in millions)

Pass-through(5)	$21,324	$19,821	—%	3.40%	$133	$19
Overcollateralization(6)	4,873	5,592	18.46%	21.07%	1	1

Total Structured Transactions	$26,197	$25,413	3.43%	7.79%	$134	$20

(1)	Credit enhancement percentages for each category are calculated based on information available from third-party financial data providers and exclude certain loan-level credit enhancements, such as private mortgage insurance, that may also afford additional protection to us.
(2)	Average credit enhancement represents a weighted-average coverage percentage, is based on unpaid principal balances and includes overcollateralization and subordination at June 30, 2009.
(3)	Based on the number of loans that are past due 90 days or more, or in the process of foreclosure, at June 30, 2009.
(4)	Represents the total of our guaranteed payments that has exceeded the remittances of the underlying collateral and includes amounts charged-off during the period. Charge-offs are the amount of contractual principal balance that has been discharged in order to satisfy the mortgage and extinguish our guarantee.
(5)	Includes $10.2 billion and $10.3 billion of option ARM mortgages that back these securities as of June 30, 2009 and June 30, 2008, respectively, and the delinquency rate on these loans was 14.1% and 4.9%, respectively.
(6)	Includes $1.75 billion and $1.97 billion at June 30, 2009 and 2008, respectively, that are securitized FHA/VA loans, for which those agencies provide recourse for 100% of qualifying losses associated with the loan.

The delinquency rates and credit losses associated with single-family Structured Transactions categorized as pass-through structures continued to increase during the first half of 2009. We further increased our provision for credit losses associated with these guarantees during the six months ended June 30, 2009. Our credit losses on Structured Transactions during the six months ended June 30, 2009 are principally related to option ARM loans underlying several of these transactions. The majority of the option ARM loans underlying our pass-through Structured Transactions were purchased from Washington Mutual Bank and are subject to our agreement with JPMorgan Chase, which acquired Washington Mutual Bank in September 2008. We are continuing to work with the servicers of the loans underlying our Structured Transactions on their loss mitigation efforts. See “Institutional Credit Risk — Mortgage Seller/Servicers” for further information.

We may also use credit enhancements to mitigate risk of loss on certain multifamily mortgages and revenue bonds. At June 30, 2009 and December 31, 2008, in connection with multifamily loans as well as PCs and Structured Securities backed by multifamily mortgage loans, excluding the loans that are underlying Structured Transactions, we had maximum coverage of $3.0 billion and $3.3 billion, respectively.

Loss Mitigation Activities

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in delinquent mortgages and providing alternatives to foreclosure. Foreclosure alternatives are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the credit loss in REO. For more detailed explanation of the types of foreclosure alternatives, see “CREDIT RISKS — Mortgage Credit Risk — Loss Mitigation Activities” in our 2008 Annual Report. Table 43 presents our completed single-family foreclosure alternative volumes for the three and six months ended June 30, 2009 and 2008, respectively.

74	Freddie Mac

Table 43 — Single-Family Foreclosure Alternatives(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(number of loans)

Loan modifications:
with no change in terms(2)	1,204	2,479	3,020	5,207
with change in terms and no reductions of principal	14,399	2,208	37,206	3,726

Total loan modifications	15,603	4,687	40,226	8,933
Repayment plans	7,409	10,691	17,868	23,078
Forbearance agreements	1,564	785	3,417	1,602
Pre-foreclosure sales	4,821	1,252	7,914	2,083

Foreclosure alternatives	29,397	17,415	69,425	35,696

(1)	Based on the single-family mortgage portfolio, excluding Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates.
(2)	Under this modification type, past due amounts are added to the principal balance of the original contractual loan amount.

We had significant increases in loan modifications as well as pre-foreclosure sales during the three and six month periods ended June 30, 2009 compared to the three and six month periods ended June 30, 2008. However, our loan modification volume declined in the second quarter of 2009 compared to the first quarter of 2009 due to the more complex process for modifying loans under HAMP compared to non-HAMP modifications, which is due, in part, to the required three month trial-period for loans modified under HAMP. Based on information provided by certain of our largest servicers who service a majority of our loans, approximately 16,000 loans that we own or guarantee started the trial period portion of the HAMP process as of June 30, 2009. We expect a significant increase in the number of loans in the trial period as HAMP expands and we receive additional results from our servicers. We expect higher modification activity volumes during the second half of 2009, when HAMP loans will begin to complete the pre-modification trial period.

Our servicers have a key role in the success of our loss mitigation activities. The significant increases in delinquent loan volume and the deteriorating conditions of the mortgage market during 2008 and the first half of 2009 placed a strain on the loss mitigation resources of many of our mortgage servicers. A decline in the performance of any servicers in loss mitigation efforts could result in missed opportunities for modifications and an increase in our credit losses.

On November 11, 2008, our Conservator announced a broad-based “Streamlined Modification Program,” involving Freddie Mac, Fannie Mae, FHA, FHFA and 27 servicers, which was intended to offer fast-track loan modifications to certain troubled borrowers. The number of loan modifications under this program was limited. Beginning in March 2009, our efforts shifted to HAMP and refinance programs under the MHA Program, which have replaced the Streamlined Modification Program.

In order to allow our mortgage servicers time to implement our more recent modification programs and provide additional relief to troubled borrowers, we temporarily suspended all foreclosure transfers of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. On March 7, 2009, we suspended foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. We continued to pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; however, we also continued to proceed with the initiation and other, pre-closing steps in the foreclosure process. In addition, we temporarily suspended the eviction process for occupants of foreclosed homes from November 26, 2008 through April 1, 2009, and in March 2009 we announced an initiative to provide for month-to-month rentals to qualified former borrowers and tenants that occupy our newly-foreclosed single-family properties while we continue our efforts to resell the home.

MHA Program

On February 18, 2009, the Obama Administration announced the MHA Program, which includes the components described below. At present, it is difficult for us to predict the full extent of our activities under these initiatives and assess their impact on us. However, to the extent that borrowers participate in HAMP in large numbers, it is likely that the costs we incur associated with modifications of loans, and the costs associated with servicer and borrower incentive fees may be substantial. In addition, we are devoting significant internal resources to the implementation of the various initiatives under the MHA Program. We expect to be compensated by Treasury for some or all of our services as compliance agent; however, we do not expect to be compensated for the consulting services we are providing to Treasury, as described below.

75	Freddie Mac

Home Affordable Modification Program.  HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to avoid foreclosures and keep eligible homeowners in their homes through mortgage modifications. Under this program, we will offer to financially struggling homeowners loan modifications that reduce their monthly principal and interest payments on their mortgages. Unlike the Streamlined Modification Program that applied only to mortgages that were past due by three or more payments, HAMP also applies to current borrowers at risk of imminent default. Other features of HAMP include the following:

•	HAMP uses specified requirements for borrower eligibility. The program seeks to provide a uniform, consistent regime that all participating servicers must use in modifying loans held or guaranteed by all types of investors: Freddie Mac, Fannie Mae, banks and trusts backing non-agency mortgage-related securities.

•	Under the program, the goal is to reduce the borrowers’ monthly mortgage payments to 31% of gross monthly income, which may be achieved through a combination of methods, including interest rate reductions, term extensions and principal deferral. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we do not currently anticipate that principal reduction will be used in modifying our loans.

•	HAMP requires that each borrower complete a three-month trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. After the third trial-period payment is received by our servicers, the modification will become effective.

•	Servicers will be paid a $1,000 incentive fee when they originally modify a loan and an additional $500 incentive fee for a loan that was current when it entered the three-month trial period (i.e., where default was imminent but had not yet occurred). In addition, servicers will receive up to $1,000 for any modification that reduces a borrower’s monthly payment by 6% or more, in each of the first three years after the modification, as long as the modified loan remains current.

•	Borrowers whose loans are modified through this program will accrue monthly incentive payments that will be applied annually to reduce up to $1,000 of their principal, per year, for five years, as long as they are making timely payments under the modified loan terms.

•	Freddie Mac will bear the full cost of the monthly payment reductions for loans we own or guarantee, and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury.

•	HAMP applies to loans originated on or before January 1, 2009 and new borrowers will be accepted until December 31, 2012.

The success of modifications under HAMP is dependent on many factors, including the ability to obtain updated information from borrowers, resources of our servicers to execute the process, the employment status and financial condition of the borrower and the intent of the borrower to continue to occupy the home. Borrowers who have insufficient income or have vacated the property will not be able to cure their delinquency through these programs. Although Treasury has provided that mortgage investors, under the MHA Program, are entitled to certain subsidies for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we will not receive such subsidies on modified mortgages owned or guaranteed by us.

We are working with servicers and borrowers to pursue modifications under HAMP and we expect that an increasing number of loans eligible for modification under HAMP will enter a trial period during the remainder of 2009. We expect to purchase a significant number of loans modified under this program from PC pools, which will likely result in the continued recognition of losses on loans purchased on our consolidated statements of operations during the remainder of 2009.

HAMP provides uniform guidelines for the modification not only of troubled mortgages owned or guaranteed by us or by Fannie Mae, but also for troubled mortgages held by others, or non-GSE mortgages. We expect that non-GSE mortgages modified under HAMP will include mortgages backing non-agency mortgage-related securities in our mortgage-related investments portfolio, and that such modifications will reduce the monthly payments due from affected borrowers. In contrast to the modifications of mortgages held or guaranteed by us or Fannie Mae, Treasury will pay compensation to the holder of each modified non-GSE mortgage, equal to half the reduction in the borrower’s monthly payment (less than half in a case where the borrower’s pre-modification monthly payment exceeded 38% of his or her income). We expect that a share of this compensation will be distributable to us as holder of securities backed by such mortgages, in accordance with the governing documents for the securities. The remainder of the monthly payment reductions will be absorbed by subordinated investors or other credit enhancement, if any, that is part of the structure for the securities, or, should that credit enhancement be exhausted, could reduce amounts distributable to us. Under Treasury guidelines, each modification must be preceded by a servicer analysis concluding that the net present value of the income that the mortgage holder will receive after the modification will equal or exceed the net

76	Freddie Mac

present value of the income that the holder would have received had there been no modification, i.e., had the mortgage been foreclosed.

Home Affordable Refinance.  The Home Affordable Refinance initiative gives eligible homeowners with loans owned or guaranteed by us or Fannie Mae an opportunity to refinance into more affordable monthly payments. Under Home Affordable Refinance, we will help borrowers who have mortgages with high current LTV ratios to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place. On July 1, 2009, we announced that the current LTV ratio limit would be increased from 105% to 125%.

The Freddie Mac Relief Refinance Mortgagesm, which we announced in March 2009, is our implementation of Home Affordable Refinance. We have worked with FHFA to provide us the flexibility to implement this element of the MHA Program. The Home Affordable Refinance effort is targeted at borrowers with current LTV ratios above 80%; however, our implemented program also allows borrowers with LTV ratios below 80% to participate. Through our program, we offer this refinancing option only for qualifying mortgage loans we hold in our portfolio or that we guarantee. We will continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements. We began purchasing loans under this program in April 2009 and as of June 30, 2009 we had purchased approximately 28,500 loans totalling $5.1 billion of unpaid principal balances originated under the program.

On June 5, 2009, we announced our Relief Refinance Mortgage — Open Access offering and other changes to the Relief Refinance Mortgage. The Open Access offering allows borrowers to refinance a Freddie Mac-owned or guaranteed mortgage with any lender that is a Freddie Mac-approved seller/servicer. Previously, borrowers had to work with the lender who currently services their mortgage.

Compliance Agent.  We are the compliance agent for certain foreclosure prevention activities under the MHA Program. Among other duties, as the program compliance agent, we will conduct examinations and review servicer compliance with the published rules for the program. Some of these examinations are on-site, and others involve off-site documentation reviews. We will report the results of our examination findings to Treasury. Based on the examinations, we may also provide Treasury with advice, guidance and lessons learned to improve operation of the program.

Consulting Services.  We are advising and consulting with Treasury about the design, results and future improvement of the MHA Program.

Second Lien Program.  On April 28, 2009, the Obama Administration announced new efforts under the MHA Program to achieve greater affordability for homeowners by lowering payments on second mortgages through modifications. Under the program, also known as 2MP, participating servicers will modify the borrower’s monthly payments under a second mortgage when a modification to the first lien mortgage is made under the MHA Program. Servicers may alternatively extinguish the second lien (if the investor that owns the second lien mortgage agrees) in exchange for a lump-sum payment under a pre-set formula determined by Treasury when appropriate. The 2MP offers incentive payments to borrowers, servicers and investors and requires principal forbearance on the second lien in the same proportion as any principal forebearance granted on the first lien. We do not expect to incur significant direct costs under the program, because we only own or guarantee an insignificant amount of second lien mortgages. This program has not been implemented and we cannot yet determine any other likely impacts on us.

Short Sale and Deed-in-Lieu Program.  On May 14, 2009, the Obama Administration announced the Foreclosure Alternatives Program, which is designed to permit borrowers who are ineligible to participate in HAMP to sell their homes in “short sales.” In a short sale, the owner sells the home and the lender accepts proceeds that are less than the outstanding mortgage indebtedness. The program also provides a process for borrowers to convey title to their homes through a deed-in-lieu of foreclosure. In both cases, the program will offer incentives to the servicer and the borrower. This program has not been implemented, and we cannot yet determine its impact on us.

Other Developments

Various state and local governments have been taking actions that could delay or otherwise change their foreclosure processes. These actions could increase our expenses, including by potentially delaying the final resolution of delinquent mortgage loans and the disposition of non-performing assets. In addition, Congress has considered, but not yet enacted, legislation that would allow bankruptcy judges to modify the terms of mortgages on principal residences for borrowers in Chapter 13 bankruptcy. If enacted, this legislation could cause bankruptcy filings to rise, potentially increasing charge-offs associated with mortgages in our single-family mortgage portfolio and increasing our losses on loans purchased, which are recognized on our consolidated statements of operations. For more information, see “EXECUTIVE SUMMARY — Legislative and Regulatory Matters” in this Form 10-Q and “RISK FACTORS — Legal and Regulatory Risks” in our 2008 Annual Report.

77	Freddie Mac

Credit Performance

Delinquencies

We report single-family delinquency rate information based on the number of loans that are 90 days or more past due and those in the process of foreclosure. For multifamily loans, we report delinquency rates based on net carrying values of mortgage loans 90 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent for purposes of reporting delinquency rates if the borrower is less than 90 days delinquent under the modified terms. We include all the single-family loans that we own and those that are collateral for our PCs and Structured Securities for which we actively manage the credit risk. Consequently, we exclude that portion of our Structured Securities that are backed by Ginnie Mae Certificates and our Structured Transactions. We exclude Structured Securities backed by Ginnie Mae Certificates because these securities do not expose us to meaningful amounts of credit risk due to the guarantee provided on these securities by the U.S. government. We exclude Structured Transactions from the delinquency rates of our single-family mortgage portfolio because these are backed by non-Freddie Mac securities and, consequently, we do not service the underlying loans and do not perform primary loss mitigation. Many of our Structured Transactions are credit enhanced through subordination and are not representative of the loans for which we have primary, or first loss, exposure. Structured Transactions represented approximately 1% of our total mortgage portfolio at both June 30, 2009 and December 31, 2008. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 5.6 — Delinquency Performance” to our consolidated financial statements for the delinquency performance of our single-family and multifamily mortgage portfolios, including Structured Transactions. Table 44 presents regional single-family delinquency rates for non-credit enhanced loans, excluding those underlying our Structured Transactions.

Table 44 — Single-Family — Delinquency Rates — By Region(1)

	June 30, 2009		December 31, 2008
	Percent of		Percent of
	Unpaid Principal	Delinquency	Unpaid Principal	Delinquency
	Balance(2)	Rate	Balance(2)	Rate

Northeast(1)	24%	1.63%	24%	0.96%
Southeast(1)	18	3.01	18	1.87
North Central(1)	19	1.55	19	0.98
Southwest(1)	12	0.96	13	0.68
West(1)	27	3.20	26	1.67

	100%		100%

Total non-credit-enhanced — all regions		2.13		1.26
Total credit-enhanced — all regions		5.82		3.79
Total single-family mortgage portfolio		2.78		1.72

(1)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(2)	Based on mortgage loans in our mortgage-related investments portfolio and underlying our guaranteed PCs and Structured Securities issued, excluding that portion of Structured Securities that is backed by Ginnie Mae Certificates.

During 2008 and continuing in the first half of 2009, home prices remained weak due to significant inventories of unsold homes in every region of the U.S. In some geographical areas, particularly in certain states within the West, Southeast and North Central regions, home price declines have been combined with significantly higher rates of unemployment and weakness in home sales, which have resulted in significant increases in delinquency rates. These increases in delinquency rates have been more severe in the states of California, Florida, Nevada and Arizona. For example, as of June 30, 2009, single-family loans in the state of California comprised 14% of our single-family mortgage portfolio; however, delinquent loans in California comprised more than 23% of the delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances. The delinquency rate for loans in our single-family mortgage portfolio, excluding Structured Transactions, related to the states of Nevada, Florida, Arizona and California were 7.87%, 7.73%, 5.12% and 4.23%, respectively, as of June 30, 2009.

Increases in delinquency rates occurred for all single-family mortgage product types during the first half of 2009, but were most significant for interest-only, Alt-A and option ARM mortgage loans. Delinquency rates for interest-only and option ARM products, which together represented approximately 9% of our total single-family mortgage portfolio at June 30, 2009, increased to 13.31% and 14.06% at June 30, 2009, respectively, compared with 7.59% and 8.70% at December 31, 2008, respectively. Reflecting the expansion of the housing and economic downturn to a broader group of borrowers, the delinquency rate for single-family fixed-rate amortizing loans, a more traditional loan product, increased to 2.76% at June 30, 2009 as compared to 1.69% at December 31, 2008. We have also continued to experience higher rates of delinquency on loans originated after 2005, since those borrowers are more susceptible to

78	Freddie Mac

the recent declines in home prices than homeowners that have built equity over time. The table below presents delinquency and default rate information for our single-family mortgage portfolio based on year of origination.

Table 45 — Single-Family Mortgage Portfolio by Year of Origination

	June 30, 2009			December 31, 2008
	Percent of			Percent of
	Single-Family		Cumulative	Single-Family		Cumulative
Year of Origination	UPB Balance(1)	Delinquency Rate(1)	Default Rate(2)	UPB Balance	Delinquency Rate	Default Rate(2)

Pre-2000	2%	1.91%	n/a	2%	1.53%	n/a
2000	<1	4.71	1.07%	<1	3.95	1.05%
2001	1	2.13	0.77	2	1.56	0.74
2002	4	1.39	0.64	5	0.95	0.60
2003	14	0.93	0.40	16	0.58	0.35
2004	9	1.82	0.66	11	1.10	0.53
2005	13	3.31	1.15	15	1.93	0.79
2006	13	6.31	1.80	15	3.48	1.15
2007	17	6.82	1.25	19	3.46	0.64
2008	14	1.66	0.14	15	0.56	0.02
2009	13	0.01	—	—	—	—

Total	100%	2.78%		100%	1.72%

(1)	Excludes Structured Transactions and those Structured Securities backed by Ginnie Mae Certificates.
(2)	Represents the cumulative transition rate of loans to a default event, and is calculated for each year of origination as the number of loans that have proceeded to foreclosure acquisition or other disposition events, excluding liquidations through voluntary pay-off, divided by the number of loans in our single-family mortgage portfolio. Excludes certain Structured Transactions for which data is unavailable.

Our temporary actions to suspend foreclosure transfers of occupied homes as well as the longer foreclosure process timeframes of certain states (including Florida) have, in part, caused our delinquency rates to increase more rapidly in the first half of 2009, as loans that would have been foreclosed have instead remained in delinquent status. Until economic conditions moderate and the fundamentals of the housing market improve, we expect our delinquency rates to continue to rise. In general, our suspension or delays of foreclosure transfers and any imposed delays in the foreclosure process by regulatory or governmental agencies will cause our delinquency rates to rise more rapidly.

Due to deterioration in the economic and market fundamentals, our multifamily portfolio delinquency rate, which includes multifamily loans on our consolidated balance sheets as well as multifamily loans underlying our issued PCs and Structured Securities, excluding Structured Transactions, has also increased during the first half of 2009, rising to 0.11% at June 30, 2009 from 0.01% at December 31, 2008. Increasing job losses have contributed to declining effective rents and increased vacancies in multifamily properties. There has been an increase in the delinquency rate for multifamily loans in our mortgage-related investments portfolio, principally from loans on properties in the states of Georgia and Texas. As of June 30, 2009, our multifamily portfolio is divided into the following regions, with composition percentages based on unpaid principal balance of the related loans: Northeast (29%), Western (26%), Southwest (19%), Southeast (17%) and North Central (9%).

Loans Purchased Under Financial Guarantees

As securities administrator, we are required to purchase a mortgage loan from a mortgage pool under certain circumstances at the direction of a court of competent jurisdiction or a federal government agency. Additionally, we are required to repurchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. During the six months ended June 30, 2009 and 2008, we purchased $714 million and $1.3 billion, respectively, of convertible ARMs and balloon/reset loans out of PC pools.

As guarantor, we also have the right to purchase mortgages that back our PCs and Structured Securities (other than Structured Transactions) from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages or assets is known as our repurchase option, and we exercise this option when we modify a mortgage. We record loans that we purchase in connection with our performance under our financial guarantees at fair value and record losses on loans purchased on our consolidated statements of operations in order to reduce our net investment in acquired loans to their fair value. The table below presents activities related to optional purchases of loans under financial guarantees for the three months ended June 30, 2009 and 2008.

79	Freddie Mac

Table 46 — Changes in Loans Purchased Under Financial Guarantees(1)

	Three Months Ended June 30, 2009				Three Months Ended June 30, 2008
	Unpaid	Purchase	Loan Loss	Net	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$13,910	$(5,712)	$(147)	$8,051	$6,143	$(1,444)	$(5)	$4,694
Purchases of loans	2,071	(1,492)	—	579	723	(173)	—	550
Provision for credit losses	—	—	45	45	—	—	(2)	(2)
Principal repayments(2)	(70)	87	2	19	(226)	64	—	(162)
Troubled debt restructurings	(299)	162	1	(136)	(17)	5	—	(12)
Property acquisitions, transferred to REO	(231)	84	7	(140)	(524)	162	1	(361)

Ending balance(3)	$15,381	$(6,871)	$(92)	$8,418	$6,099	$(1,386)	$(6)	$4,707

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Unpaid	Purchase	Loan Loss	Net	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$9,522	$(3,097)	$(80)	$6,345	$7,001	$(1,767)	$(2)	$5,232
Purchases of loans	6,932	(4,304)	—	2,628	1,146	(245)	—	901
Provision for credit losses	—	—	(31)	(31)	—	—	(5)	(5)
Principal repayments(2)	(97)	146	4	53	(510)	139	—	(371)
Troubled debt restructurings	(580)	244	4	(332)	(28)	7	—	(21)
Property acquisitions, transferred to REO	(396)	140	11	(245)	(1,510)	480	1	(1,029)

Ending balance(3)	$15,381	$(6,871)	$(92)	$8,418	$6,099	$(1,386)	$(6)	$4,707

(1)	Consist of seriously delinquent or modified loans purchased at our option in performance of our financial guarantees and in accordance with SOP 03-3.
(2)	Includes the capitalization of past due interest on loans subject to repayment or other agreements executed during the period, which resulted in an increase in our net investment in these loans during the three and six months ended June 30, 2009.
(3)	Includes loans that have subsequently returned to current status under the original loan terms.

Our net investment in delinquent and modified loans purchased under financial guarantees increased approximately 33% during the six months ended June 30, 2009. During that period, we purchased approximately $6.9 billion in unpaid principal balances of these loans with a fair value at acquisition of $2.6 billion. The $4.3 billion purchase discount consists of $1.1 billion previously recognized as loan loss reserve or guarantee obligation and $3.2 billion of losses on loans purchased. We expect the volume of our loan modifications and our optional loan purchases from PC pools to increase in the second half of 2009. As a result, we expect to continue to incur significant losses on the purchase of delinquent or modified loans in the second half of 2009. However, the volume and severity of these losses is dependent on many factors, including changes in fair values of delinquent or modified loans, which are impacted by investor demand as well as regional changes in home prices.

As of June 30, 2009, the cure rate for loans that we purchased out of PC pools during the first and second quarters of 2009 was approximately 68% and 85%, respectively. The cure rate is the percentage of loans purchased with or without modification under our financial guarantees that have returned to less than 90 days past due or have been paid off, divided by the total of loans purchased under our financial guarantees. The cure rate for the first quarter of 2009 is lower than the second quarter of 2009 because a significant number of the modifications in the first quarter were completed as part of a pilot program, offered in mid-2008, to complete modifications of significantly delinquent loans on a broad scale. Many of the delinquent borrowers in that pilot program, including those whose modifications were completed in the first quarter of 2009, agreed to the modifications, but did not meet their new payment obligations and defaulted on their modified loans. Mortgages that remain in the pools and reperform or proceed to foreclosure are not included in these cure rate statistics.

Non-Performing Assets

We classify single-family loans in our total mortgage portfolio as non-performing assets if they are past due for 90 days or more (seriously delinquent) or if their contractual terms have been modified as a troubled debt restructuring due to the financial difficulties of the borrower. Similarly, we classify multifamily loans as non-performing assets if they are 90 days or more past due (seriously delinquent), if collectibility of principal and interest is not reasonably assured based on an individual loan level assessment, or if their contractual terms have been modified as a troubled debt restructuring due to financial difficulties of the borrower. Table 47 provides detail of non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

80	Freddie Mac

Table 47 — Non-Performing Assets(1)

	June 30,	December 31,	June 30,
	2009	2008	2008
	(in millions)

Non-performing mortgage loans — on balance sheet:
Single-family troubled debt restructurings:
Reperforming or less than 90 days delinquent	$2,365	$2,280	$2,433
90 days or more delinquent	1,242	838	682
Multifamily troubled debt restructurings(2)	226	238	264

Total troubled debt restructurings	3,833	3,356	3,379
Other single-family non-performing loans(3)	7,993	4,915	3,525
Other multifamily non-performing loans	187	78	60

Total non-performing mortgage loans — on balance sheet	12,013	8,349	6,964

Non-performing mortgage loans — underlying financial guarantees:(4)
Single-family loans(5)	61,936	36,718	18,260
Multifamily loans	154	63	63

Total Non-performing mortgage loans — underlying financial guarantees	62,090	36,781	18,323

Real estate owned, net	3,416	3,255	2,580

Total non-performing assets	$77,519	$48,385	$27,867

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	3.9%	2.5%	1.5%

(1)	Non-performing assets consist of loans that have undergone a troubled debt restructuring, loans that are more than 90 days past due, and REO assets, net. Troubled debt restructurings include loans where the contractual terms have been modified to provide concessions to borrowers that are experiencing financial difficulties. Mortgage loan amounts are based on unpaid principal balances and REO, net is based on carrying values.
(2)	Includes multifamily loans 90 days or more delinquent where principal and interest are being paid to us under the terms of a credit enhancement agreement.
(3)	Represents loans held by us in our mortgage-related investments portfolio, including loans purchased from the mortgage pools underlying our financial guarantees due to the borrower’s delinquency. Once we purchase a loan under our financial guarantee, it is placed on non-accrual status as long as it remains greater than 90 days past due.
(4)	Includes loans more than 90 days past due that underlie all our issued PCs and Structured Securities and long-term standby agreements, regardless of whether a security is held in our mortgage-related investments portfolio or held by third parties.
(5)	Includes mortgages that underlie our Structured Transactions. Beginning December 2007, we changed our operational practice for purchasing loans from PC pools, which effectively delayed our purchase of nonperforming loans into our mortgage-related investments portfolio. This change, combined with increasing delinquency rates, caused an increase in non-performing loans underlying our financial guarantees during 2008 and the first half of 2009.

The amount of our non-performing assets, both on our balance sheets and underlying our issued PCs and Structured Securities, increased to approximately $77.5 billion at June 30, 2009, from $48.4 billion at December 31, 2008, due to continued deterioration in single-family housing market fundamentals which led to significant increases in the delinquency rate and delinquency transition rates during the first half of 2009. The delinquency transition rate is the percentage of delinquent loans that proceed to foreclosure or are modified as troubled debt restructurings. We expect to continue to experience high delinquency transition rates and a continued increase in our non-performing assets in the second half of 2009.

81	Freddie Mac

Table 48 provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends of our single-family mortgage portfolios.

Table 48 — REO Activity by Region(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(number of units)

REO Inventory
Beginning property inventory	29,151	18,419	29,346	14,394
Properties acquired by region:
Northeast	1,827	1,310	2,950	2,577
Southeast	4,441	2,614	7,996	4,597
North Central	6,143	3,445	8,897	6,582
Southwest	2,094	1,465	3,753	2,835
West	7,493	3,576	12,391	5,758

Total properties acquired	21,998	12,410	35,987	22,349

Properties disposed by region:
Northeast	(1,283)	(1,000)	(2,523)	(1,622)
Southeast	(3,634)	(1,949)	(6,672)	(3,359)
North Central	(3,769)	(2,795)	(7,247)	(4,940)
Southwest	(1,640)	(1,359)	(3,185)	(2,414)
West	(6,117)	(1,697)	(11,000)	(2,379)

Total properties disposed	(16,443)	(8,800)	(30,627)	(14,714)

Ending property inventory	34,706	(22,029)	34,706	22,029

(1)	See “Table 44 — Single-Family — Delinquency Rates, — By Region” for a description of these regions.

The impact of the declines in single-family home prices and increasing rates of unemployment lessened the alternatives to foreclosure for homeowners exposed to temporary deterioration in their financial condition. As discussed in “Loss Mitigation Activities,” we announced several loan modification initiatives designed to potentially assist troubled borrowers avoid foreclosure as well as temporary suspensions in foreclosure transfers of occupied homes that have significantly affected the rate of growth of our REO acquisitions during the first half of 2009. On March 7, 2009, we suspended foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, we have continued with initiation and other preclosing steps in the foreclosure process. Our suspension or delay of foreclosure transfers and any delay in foreclosures that might be imposed by regulatory or governmental agencies will cause a temporary decline in REO acquisitions and continue to affect the rate of growth of our REO inventory. Many of the foreclosure starts, for which we temporarily suspended foreclosure transfers at the end of 2008 and in the first quarter of 2009, did not qualify for modifications under HAMP or any of our other programs and caused the volume of our REO property acquisitions to increase during the second quarter of 2009. Our REO property inventory increased 19% and 18% during the three and six months ended June 30, 2009, respectively. We expect our REO inventory to continue to grow in the remainder of 2009.

Our single-family REO acquisitions during the first half of 2009 were most significant in the states of California, Arizona, Michigan, Florida and Nevada. The West region represented approximately 34% of the new REO acquisitions during the six months ended June 30, 2009, based on the number of units, and the highest concentration in that region is in the state of California. At June 30, 2009, our REO inventory in California comprised 16% of total REO property inventory, based on units, and approximately 25% of our total REO property inventory, based on loan amount prior to acquisition.

Credit Loss Performance

Many loans that are delinquent or in foreclosure result in credit losses. Table 49 provides detail on our credit loss performance associated with mortgage loans underlying our guaranteed PCs and Structured Securities as well as mortgage loans in our mortgage-related investments portfolio.

82	Freddie Mac

Table 49 — Credit Loss Performance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in millions)

REO
REO balances, net:
Single-family	$3,381	$2,580	$3,381	$2,580
Multifamily	35	—	35	—

Total	$3,416	$2,580	$3,416	$2,580

REO operations expense:
Single-family	$(1)	$(265)	$(307)	$(473)
Multifamily	(8)	—	(8)	—

Total	$(9)	$(265)	$(315)	$(473)

CHARGE-OFFS
Single-family:
Charge-offs, gross(1) (including $2,348 million, $628 million, $3,674 million and $926 million relating to loan loss reserve, respectively)	$(2,413)	$(722)	$(3,779)	$(1,177)
Recoveries(2)	508	177	862	312

Single-family, net	$(1,905)	$(545)	$(2,917)	$(865)

Multifamily:
Charge-offs, gross(1) (including $2 million, $— million, $4 million and $— million relating to loan loss reserve, respectively)	$(2)	$—	$(4)	$—

Recoveries(2)	—	—	—	—

Multifamily, net	$(2)	$—	$(4)	$—

Total Charge-offs:
Charge-offs, gross(1) (including $2,350 million, $628 million, $3,678 million and $926 million relating to loan loss reserves, respectively)	$(2,415)	$(722)	$(3,783)	$(1,177)
Recoveries(2)	508	177	862	312

Total charge-offs, net	$(1,907)	$(545)	$(2,921)	$(865)

CREDIT LOSSES(3)
Single-family	$(1,906)	$(810)	$(3,224)	$(1,338)
Multifamily	(10)	—	(12)	—

Total	$(1,916)	$(810)	$(3,236)	$(1,338)

Total in basis points(4) (annualized)	39.8	17.3	33.8	14.5

(1)	Represent the amount of the unpaid principal balance of a loan that has been discharged in order to remove the loan from our mortgage-related investments portfolio at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. The amount of charge-offs for credit loss performance is generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes interest forgone on nonperforming loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses incurred on our mortgage-related investments portfolio and recognized in our consolidated statements of operations, including losses on loans purchased and losses on certain credit guarantees.
(4)	Calculated as annualized credit losses divided by the average total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance is a historic metric that measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of loss mitigation activities to the final resolution of delinquent mortgage loans as well as the disposition of non-performing assets. We expect our charge-offs will continue to increase in the remainder of 2009. Our credit loss performance does not include our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase during 2009, as our REO acquisition volume will likely remain high and market conditions, such as home prices and the rate of home sales, continue to remain weak. As discussed in “Loss Mitigation Activities,” we announced several suspensions in foreclosure transfers of owner-occupied homes that affected our charge-off and REO operations expenses during the first half of 2009. Further suspension or delay of foreclosure transfers and any imposed delay in the foreclosure process by regulatory or governmental agencies will cause a delay in our recognition of credit losses. The implementation of any governmental actions or programs that expand the ability of delinquent borrowers to refinance with concessions of past due principal or interest amounts, including legislative changes to bankruptcy laws, could lead to higher charge-offs and increased credit losses.

Single-family charge-offs, gross, for the six months ended June 30, 2009 increased to $3.8 billion compared to $1.2 million for the six months ended June 30, 2008, primarily due to an increase in the volume of REO properties acquired at foreclosure and continued weakness of residential real estate markets in regional areas. The severity of

83	Freddie Mac

charge-offs during the first half of 2009 increased compared to the first half of 2008, due to declines in regional housing markets resulting in higher per-property losses. Our per-property loss severity during the first half of 2009 has been greatest in those areas that experienced the fastest increases in property values during 2000 through 2006, such as California, Florida, Nevada and Arizona. In addition, although Alt-A loans comprised approximately 9% of our single-family mortgage portfolio as of June 30, 2009, these loans have contributed disproportionately to our credit losses during the six months ended June 30, 2009, comprising approximately 45% of these losses. Table 50 presents the credit loss concentration of loans in our single-family portfolio for the six months ended June 30, 2009 and 2008.

Table 50 — Single-Family Credit Loss Concentration Analysis

	Unpaid Principal Balance(1)		Credit Losses(2)
	As of June 30,		Six Months Ended
	2009	2008	June 30, 2009	June 30, 2008
	(in billions)		(in millions)

Year of origination:
2009	$240	$—	$—	$—
2008	257	174	113	—
2007	307	363	1,121	205
2006	236	290	1,178	594
All other	847	1,009	812	539

Total	$1,887	$1,836	$3,224	$1,338

State:
California	$267	$248	$993	$363
Florida	122	124	459	118
Arizona	51	52	374	99
Nevada	23	23	190	45
Michigan	60	62	250	180
All other	1,364	1,327	958	533

Total	$1,887	$1,836	$3,224	$1,338

Documentation-type:
Alt-A	$165	$193	$1,444	$657
Non Alt-A	1,722	1,643	1,780	681

Total	$1,887	$1,836	$3,224	$1,338

(1)	Based on the unpaid principal balance of our single-family mortgage loans in our mortgage-related investments portfolio as well as those underlying our PCs and Structured Securities, excluding those backed by Ginnie Mae Certificates and certain Structured Transactions for which loan level data is not available.
(2)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and the amount of REO operations expense in each of the respective periods and exclude other market-based losses recognized on our consolidated statements of operations.

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment in our mortgage-related investments portfolio and mortgages underlying our PCs, Structured Securities and other financial guarantees, respectively. Determining the loan loss and credit-related loss reserves associated with our mortgage loans and financial guarantees is complex and requires significant management judgment about matters that involve a high degree of subjectivity. This management estimate was inherently more difficult to perform in the first half of 2009 due to the absence of historical precedents relative to the current economic environment as well as the potential impacts of our temporary suspension of foreclosure transfers of occupied homes and those loans that may be eligible for modification under the MHA Program. As described elsewhere in this Form 10-Q, we modified our approach for estimating our loan loss reserves during the second quarter of 2009. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for further information. Table 51 summarizes our loan loss reserves activity for guaranteed loans and those mortgage loans held in our mortgage-related investments portfolio, in total.

84	Freddie Mac

Table 51 — Loan Loss Reserves Activity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Total loan loss reserves:(1)
Beginning balance	$22,678	$3,872	$15,618	$2,822
Provision (benefit) for credit losses(2)	5,199	2,537	13,990	3,777
Charge-offs, gross(3)	(2,350)	(628)	(3,678)	(926)
Recoveries(4)	508	177	862	312
Transfers, net(5)	(838)	(145)	(1,595)	(172)

Ending balance	$25,197	$5,813	$25,197	$5,813

Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities			1.27%	0.30%

(1)	Include reserves for loans held-for-investment in our mortgage-related investments portfolio and reserves for guarantee losses on PCs.
(2)	During the second quarter of 2009, we enhanced our methodology for estimating our loan loss reserves related to single-family loans to consider a greater number of loan characteristics and revisions to (1) the effects of home price changes on borrower behavior, and (2) the impact of our loss mitigation actions. We estimate the impact of this enhancement reduced our loan loss reserves and consequently, the provision for credit losses, by approximately $1.4 billion during the second quarter of 2009.
(3)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our mortgage-related investments portfolio at the time of resolution. Charge-offs presented above exclude $65 million and $94 million for the three month periods ended June 30, 2009 and 2008, respectively, and $105 million and $251 million for the six month periods ended June 30, 2009 and 2008, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations.
(4)	Recoveries of charge-offs primarily resulting from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(5)	Consist primarily of: (a) the transfer of an amount of the recognized reserves for guaranteed losses related to PC pools associated with loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase; (b) approximately $375 million during the first half of 2009 related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; and (c) amounts attributable to uncollectible interest on mortgage loans in our mortgage-related investments portfolio.

The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $24.9 billion and $0.3 billion, respectively, as of June 30, 2009. Our total loan loss reserves increased in both the first half of 2009 and first half of 2008 as we recorded additional reserves to reflect increased estimates of incurred losses based on an observed increase in delinquency rates for single-family loans as well as the impact of our suspension of foreclosure transfers, which results in longer delinquency periods and increases our estimates of the severity of losses on a per-property basis related to our single-family mortgage portfolio. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Provision for Credit Losses,” for additional information.

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

Table 52 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
		NPV		NPV
	NPV(3)	Ratio(4)	NPV(3)	Ratio(4)
	(dollars in millions)

At:
June, 30, 2009	$12,076	65.3 bps	$10,827	58.6 bps
March, 31, 2009	$11,900	64.9 bps	$10,423	56.8 bps
December 31, 2008(5)	$9,981	54.4 bps	$8,591	46.8 bps
September 30, 2008	$5,948	32.3 bps	$5,230	28.4 bps
June 30, 2008	$5,151	28.3 bps	$4,241	23.3 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family mortgage portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family mortgage portfolio, defined in note (3) above.
(5)	The significant increase in our credit risk sensitivity estimates beginning in the fourth quarter of 2008 was primarily attributable to changes in our assumptions employed to calculate the credit risk sensitivity disclosure. Given deterioration in housing fundamentals, at the end of 2008, we modified our assumptions for forecasted home prices subsequent to the immediate 5% decline. We also modified our assumptions to reflect the increasing proportion of borrowers whose homes are currently worth less than the related outstanding indebtedness.

85	Freddie Mac

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud, failures of the technology used to support our business activities, difficulty in filling executive officer and key business unit vacancies and other operational challenges from failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely financial reporting, or result in other adverse consequences. Management of our operational risks takes place through the enterprise risk management framework with the business areas retaining primary responsibility for identifying, assessing and reporting their operational risks.

We recently announced the appointment of a permanent Chief Executive Officer, who is expected to join the company on August 10, 2009. We continue to operate without a permanent Chief Operating Officer or Chief Financial Officer. We face heightened operational risk in our day-to-day operations while these positions remain unfilled. The task of filling these positions is complicated by uncertainty regarding legislative or regulatory restrictions on executive compensation that may apply to these positions.

Our business processes are highly dependent on our use of technology and business and financial models. Although we have strengthened our model oversight and governance processes to validate model assumptions, code, theory and the system applications that utilize our models, the complexity and recent changes in our models and the impact of the ongoing turmoil in the housing and credit markets create additional risk regarding the reliability of our model estimates.

We continue to make significant investments to build new financial accounting systems and move to more effective and efficient business processing systems. Until those systems are fully implemented, we continue to remain reliant on end-user computing systems. We are also challenged to effectively and timely deliver integrated production systems. Reliance on certain of these end-user computing systems increases the risk of errors in some of our core operational processes and increases our dependency on monitoring controls. We believe we are mitigating this risk by improving our documentation and process controls over these end-user computing systems and implementing change management controls over certain key end-user systems using tools which are subject to our information technology general controls.

In order to manage the risk of inaccurate or unreliable valuations of our financial instruments, we engage in an ongoing internal review of our valuations. We perform analysis of internal valuations on a monthly basis to confirm the reasonableness of the valuations. This analysis is performed by a group independent of the business area responsible for valuing the positions. Our verification and validation procedures depend on the nature of the security and valuation methodology being reviewed and may include: comparisons with external pricing sources, comparisons with observed trades, independent verification of key valuation model inputs and independent security modeling. Results of the monthly verification process, as well as any changes in our valuation methodologies, are reported to a management committee that is responsible for reviewing the approaches used in our valuations to ensure that they are well controlled and effective, and result in reasonable fair values. For more information on the controls in our valuation process, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Fair Value Measurements.”

As a result of management’s evaluation of our disclosure controls and procedures, our Interim Chief Executive Officer, who also has been performing the functions of principal financial officer on an interim basis, has concluded that our disclosure controls and procedures were not effective as of June 30, 2009, at a reasonable level of assurance. We continue to work to improve our financial reporting governance process and remediate material weaknesses and other deficiencies in our internal controls. While we are making progress on our remediation plans, our material weaknesses have not been fully remediated at this time. In view of our mitigating activities, including our remediation efforts through June 30, 2009, we believe that our interim consolidated financial statements for the quarter ended June 30, 2009, have been prepared in conformity with GAAP. For additional information on our disclosure controls and procedures and related material weaknesses in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

Two new accounting standards, SFAS 166 and SFAS 167, will be effective as of January 1, 2010. These new accounting standards require us to consolidate our PC trusts in our financial statements, which could have a significant impact on our net worth. Implementation of these new accounting standards will require us to make significant operational and systems changes. Further, we continue to evaluate various implementation issues related to these two new standards which may introduce further operational complexity. As a result, it may be difficult for us to make all

86	Freddie Mac

such changes in a controlled manner by the effective date. Failure to make such changes by the effective date could adversely affect our ability to prepare timely financial reports. We are devoting significant resources and management attention to complete these changes by the effective date, which could adversely affect our ability to complete other systems, controls and business related initiatives. For example, we may be required to delay the implementation of, or divert resources from, other initiatives. As a result of the short time period to implement the new accounting standards, we may need to increase our reliance on manual processes and other temporary systems solutions, creating a higher risk of operational failure. We also may be unable to effectively design and implement the necessary operational and systems changes due to the short implementation period as well as the magnitude and complexity of the changes. These potential developments could increase the risks of future material errors in our reported financial results, which could have a material adverse effect on our business. For more information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity for which we record guarantee assets and obligations, but the related securitized assets are owned by third parties. These off-balance sheet arrangements may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. See “OFF-BALANCE SHEET ARRANGEMENTS” and “NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” in our 2008 Annual Report for more discussion of our off-balance sheet arrangements. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for information on recently issued accounting standards, that will result in our recording most of these securitizations on our balance sheets upon adoption of the standards in 2010.

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs, Structured Securities and other mortgage-related financial guarantees is primarily represented by the unpaid principal balance of the related loans and securities held by third parties, which was $1,411 billion and $1,403 billion at June 30, 2009 and December 31, 2008, respectively. Based on our historical credit losses, which in the first half of 2009 averaged approximately 34 basis points of the aggregate unpaid principal balance of PCs and Structured Securities, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees. The maximum exposure does not take into consideration the recovery we would receive through exercising our rights to the collateral backing the underlying loans nor the available credit enhancements, which include recourse and primary insurance with third parties. In addition, we provide for incurred losses each period on these guarantees within our provision for credit losses. The accounting policies and fair value estimation methodologies we apply to our credit guarantee activities significantly affect the volatility of our reported earnings. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss)” for more information on the effects on our consolidated statements of operations related to our credit guarantee activities.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives and their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business which we principally fulfill by executing PC guarantees in swap transactions and, to a lesser extent, commitments to purchase multifamily mortgage loans and revenue bonds that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. Our non-derivative commitments totaled $402 billion and $216.5 billion at June 30, 2009 and December 31, 2008, respectively. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Mortgage Seller/Servicers” for further information. These mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $12.4 billion and $12.3 billion at June 30, 2009 and December 31, 2008, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds. At both June 30, 2009 and December 31, 2008, there were no liquidity guarantee advances outstanding.

87	Freddie Mac

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts of our assets, liabilities, income and expenses. Certain of our accounting policies, as well as estimates we make, are “critical”, as they are both important to the presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.

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

Fair Value Measurements

SFAS 157, which we adopted on January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding fair value hierarchy and measurements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2008 Annual Report.

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

We categorize assets and liabilities in the scope of SFAS 157 within the fair value hierarchy based on the valuation process used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we look to ranges of third party prices, transaction volumes and discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable in active markets or whether the markets are inactive.

While the non-agency mortgage-related securities market remained weak in the first half of 2009 with low transaction volumes, wide credit spreads and limited transparency, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used by these pricing services and dealers to develop the prices generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding to us or our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We generally have formal discussions with our dealers and pricing service vendors on a quarterly basis to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities backed by subprime loans, Alt-A loans and MTA Option ARM loans beyond calculating median prices and discarding certain prices that are not valid based on our validation processes.

88	Freddie Mac

Table 53 below summarizes our assets and liabilities measured at fair value on a recurring basis by level in the valuation hierarchy at June 30, 2009.

Table 53 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At June 30, 2009
	Total GAAP
	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$253,589	—%	91%	9%
Subprime	39,935	—	—	100
Commercial mortgage-backed securities	49,208	—	—	100
MTA Option ARM	6,536	—	—	100
Alt-A and other	12,347	—	—	100
Fannie Mae	40,027	—	99	1
Obligations of states and political subdivisions	11,617	—	—	100
Manufactured housing	809	—	—	100
Ginnie Mae	375	—	93	7

Total mortgage-related securities	414,443	—	66	34
Non-mortgage-related securities:
Asset-backed securities	6,248	—	100	—

Total available-for-sale securities, at fair value	420,691	—	66	34
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	202,362	—	99	1
Fannie Mae	36,146	—	97	3
Ginnie Mae	193	—	87	13
Other	30	—	—	100

Total mortgage-related securities	238,731	—	99	1
Non-mortgage-related securities:
Asset-backed securities	540	—	100	—
Treasury Bills	11,395	100	—	—

Total non-mortgage-related securities	11,935	95	5	—

Total trading securities, at fair value	250,666	5	94	1

Total investments in securities	671,357	2	76	22
Mortgage Loans
Held-for-sale, at fair value	223	—	—	100
Derivative assets, net(1)	319	—	99	1
Guarantee asset, at fair value	7,576	—	—	100

Total assets carried at fair value on a recurring basis(1)	$679,475	2	76	22

Liabilities:
Debt securities denominated in foreign currencies	$7,497	—	100	—
Derivative liabilities, net(1)	885	—	97	3

Total liabilities carried at fair value on a recurring basis(1)	$8,382	—	98	2

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At June 30, 2009, we measured and recorded on a recurring basis $154.2 billion, or approximately 22% of total assets, at fair value using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 assets primarily consist of certain agency and non-agency residential mortgage-related securities, CMBS, our guarantee asset and multifamily mortgage loans held-for-sale. We also measured and recorded on a recurring basis $0.8 billion of derivative liabilities, net, which were 2% of total liabilities, at fair value using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy.

In the second quarter of 2009, our Level 3 assets increased by $4.3 billion, mainly attributable to changes in the fair value of non-agency CMBS as prices increased, and increases in the fair value of management and guarantee fees we expect to receive over the life of the financial guarantee. Our net transfer of Level 2 assets to Level 3 during the second quarter of 2009 was $133 million.

During the six months ended June 30, 2009, our Level 3 assets increased primarily due to the continued weakness in the market for non-agency CMBS, as evidenced by low transaction volumes and wide spreads, as investor demand for these assets remained limited. As a result, we continued to observe significant variability in the quotes received

89	Freddie Mac

from dealers and third-party pricing services. Consequently, we transferred $46.7 billion of Level 2 assets to Level 3 during the six months ended June 30, 2009. These transfers were primarily within non-agency CMBS in the first quarter of 2009 where inputs that are significant to their valuation became limited or unavailable, as previously discussed. We recorded a gain of $737 million, primarily in AOCI, on these transferred assets during the first half of 2009, which were included in our Level 3 reconciliation. We believe that the cumulative unrealized losses on non-agency CMBS at June 30, 2009 were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. We concluded that the unrealized losses on such securities were temporary, as we do not intend to sell these securities, it is more likely than not that we will not be required to sell such securities before recovery of the unrealized losses and we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities. See “NOTE 4: INVESTMENTS IN SECURITIES — Evaluation of Other-Than-Temporary Impairments” to our consolidated financial statements for further information about our evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairments. See “NOTE 14: FAIR VALUE DISCLOSURES — Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” to our consolidated financial statements for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “RISK MANAGEMENT — Credit Risks” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio.”

Consideration of Credit Risk in Our Valuation of Assets and Liabilities

We consider credit risk in the valuation of our assets and liabilities with the credit risk of the counterparty considered in asset valuations and our own institutional credit risk considered in liability valuations. For foreign-currency denominated debt with the fair value option elected, we considered our own credit risk as a component of the fair value determination. For foreign-currency denominated debt with the fair value option elected, the total fair value changes were net gains (losses) of $(797) million and $(330) million for the three and six months ended June 30, 2009, respectively. Of these amounts, $(277) million and $(196) million were attributable to changes in the instrument-specific credit risk for the three and six months ended June 30, 2009, respectively. The changes in fair value attributable to changes in instrument-specific credit risk were determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

For multifamily held-for-sale loans with the fair value option elected, we considered the credit risk of the borrower. We recorded $(71) million and $(89) million of fair value changes in gains (losses) on investment activity in our consolidated statements of operations during the three and six months ended June 30, 2009. These amounts reflect $(26) and $(43) million attributable to changes in the instrument-specific credit risk for the three and six months ended June 30, 2009, respectively. The gains and losses attributable to changes in instrument-specific credit risk related to our multifamily held-for-sale loans were determined primarily from the changes in OAS level.

We also consider credit risk in the valuation of our derivative positions. For derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. The amount of collateral held depends on the credit rating of the counterparty and is based on our credit risk policies. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Derivative Counterparties” for a discussion of our counterparty credit risk. Similarly, for derivatives that are in a liability position we post collateral to counterparties in accordance with agreed upon thresholds.

OUR PORTFOLIOS

Total Mortgage Portfolio

During the six months ended June 30, 2009 and 2008, our total mortgage portfolio grew at an annualized rate of 3% and 9%, respectively. Our new business purchases consist of mortgage loans and non-Freddie Mac mortgage-related securities that are purchased for our mortgage-related investments portfolio or serve as collateral for our issued PCs and Structured Securities. During the six months ended June 30, 2009, our purchases of fixed-rate product as a percentage of our total purchases increased while our purchases of ARMs and interest-only products decreased. Purchase volume associated with single-family refinance-loans was approximately $134.5 billion for the second quarter of 2009, or 87% of the single-family volume during the period. March 2009 was our largest refinance month since 2003, a year in which interest rates for residential mortgages also moved sharply downward. We began the purchase of refinance mortgages originated under The Freddie Mac Relief Refinance Mortgagesm program in April 2009 and purchased approximately $5.1 billion in unpaid principal balance of these loans in the second quarter of 2009.

90	Freddie Mac

Table 54 presents the composition of our total mortgage portfolio and the various segment portfolios.

Table 54 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition(1)

	June 30,	December 31,
	2009	2008
	(in millions)

Total mortgage portfolio:
Mortgage-related investments portfolio:
Single-family mortgage loans	$51,968	$38,755
Multifamily mortgage loans	78,307	72,721

Total mortgage loans	130,275	111,476

Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	440,478	424,524

Non-Freddie Mac mortgage-related securities, agency	72,889	70,852
Non-Freddie Mac mortgage-related securities, non-agency	186,195	197,910

Total non-Freddie Mac mortgage-related securities	259,084	268,762

Total mortgage-related investments portfolio(2)	829,837	804,762

Guaranteed PCs and Structured Securities held by third parties:
Single-family PCs and Structured Securities	1,389,103	1,381,531
Single-family Structured Transactions	7,057	7,586
Multifamily PCs and Structured Securities	12,739	12,768
Multifamily Structured Transactions	1,747	829

Total guaranteed PCs and Structured Securities held by third parties	1,410,646	1,402,714

Total mortgage portfolio	$2,240,483	$2,207,476

Guaranteed PCs and Structured Securities:
In our mortgage-related investments portfolio	$440,478	$424,524
Held by third parties	1,410,646	1,402,714

Total Guaranteed PCs and Structured Securities	$1,851,124	$1,827,238

Segment portfolios:
Investments — Mortgage-related investments portfolio:
Single-family mortgage loans	$51,968	$38,755
Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	440,478	424,524
Non-Freddie Mac mortgage-related securities in the mortgage-related investments portfolio	259,084	268,762

Total Investments — Mortgage-related investments portfolio(3)	751,530	732,041

Single-family Guarantee — Credit guarantee portfolio:
Single-family PCs and Structured Securities in the mortgage-related investments portfolio	418,342	405,375
Single-family PCs and Structured Securities held by third parties	1,389,103	1,381,531
Single-family Structured Transactions in the mortgage-related investments portfolio	20,168	17,088
Single-family Structured Transactions held by third parties	7,057	7,586

Total Single-family Guarantee — Credit guarantee portfolio	$1,834,670	$1,811,580

Multifamily — Guarantee and loan portfolios:
Multifamily PCs and Structured Securities	14,707	14,829
Multifamily Structured Transactions	1,747	829

Total Multifamily — Guarantee portfolio	16,454	15,658
Multifamily loan portfolio	78,307	72,721

Total Multifamily — Guarantee and loan portfolio	94,761	88,379

Less: Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio(4)	(440,478)	(424,524)

Total mortgage portfolio	$2,240,483	$2,207,476

(1)	Based on unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not the unpaid principal of the underlying mortgage loans. Mortgage loans held in our mortgage-related investments portfolio reflect the unpaid principal balance of the loan.
(2)	See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio” for a reconciliation of our mortgage-related investments portfolio amounts shown in this table to the amounts shown under such caption in conformity with GAAP on our consolidated balance sheets.
(3)	Includes certain assets related to Single-family Guarantee activities and Multifamily activities.
(4)	The amount of PCs and Structured Securities in our mortgage-related investments portfolio is included in both our segments’ mortgage-related and guarantee portfolios and thus deducted in order to reconcile to our total mortgage portfolio. These securities are managed by the Investments segment, which receives related interest income; however, the Single-family and Multifamily segments manage and receive associated management and guarantee fees.

Guaranteed PCs and Structured Securities

Guaranteed PCs and Structured Securities represent the unpaid principal balances of the mortgage-related assets we issue or otherwise guarantee. We create Structured Securities primarily by resecuritizing our PCs or previously issued Structured Securities as collateral. We do not charge a management and guarantee fee for Structured Securities backed by our PCs or previously issued Structured Securities, because the underlying collateral is already guaranteed, so there is no incremental credit risk to us as a result of resecuritization. We also issue Structured Securities to third parties in exchange for non-Freddie Mac mortgage-related securities, which we refer to as Structured Transactions. See

91	Freddie Mac

“BUSINESS — Our Business Segments — Single-family Guarantee Segment” in our 2008 Annual Report and “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” herein for detailed discussion and other information on our PCs and Structured Securities, including Structured Transactions.

During the six months ended June 30, 2009, we did not enter into any long-term standby commitments for mortgage assets held by third parties. Under these commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We terminated $5.7 billion and $18.8 billion of our previously issued long-term standby commitments in the six months ended June 30, 2009 and 2008, respectively. The majority of the loans previously covered by these commitments were subsequently securitized as PCs or Structured Securities.

Table 55 presents the distribution of underlying mortgage assets for our issued PCs, Structured Securities and other mortgage-related guarantees.

Table 55 — Issued Guaranteed PCs and Structured Securities(1)

	June 30,	December 31,
	2009	2008
	(in millions)

Single-family:
Conventional:
30-year fixed-rate(2)	$1,277,405	$1,216,765
20-year fixed-rate	61,071	67,215
15-year fixed-rate	241,417	246,089
ARMs/adjustable-rate	69,190	80,771
Option ARMs(3)	1,477	1,551
Interest-only(4)	145,703	159,645
Balloon/resets	7,643	10,967
Conforming jumbo(5)	2,177	2,475
FHA/VA	1,240	1,310
USDA Rural Development and other federally guaranteed loans	122	118

Total single-family(6)	1,807,445	1,786,906
Multifamily:
Conventional and other	14,707	14,829

Total multifamily	14,707	14,829
Structured Securities backed by non-Freddie Mac mortgage-related securities:
Ginnie Mae Certificates(7)	1,028	1,089
Structured Transactions(8)	27,944	24,414

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	28,972	25,503

Total guaranteed PCs and Structured Securities	$1,851,124	$1,827,238

(1)	Based on unpaid principal balance of the securities and excludes mortgage-related securities traded, but not yet settled. Also includes long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when these loans meet certain delinquency criteria.
(2)	Portfolio balances include $1.7 billion and $1.9 billion of 40-year fixed-rate mortgages at June 30, 2009 and December 31, 2008, respectively.
(3)	Excludes option ARM mortgage loans that back our Structured Transactions. See endnote (8) for additional information.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Consists of loans purchased under the Economic Stimulus Act of 2008, which temporarily increased the conforming loan limits in certain “high-cost” areas for single-family mortgages originated from July 1, 2007 through December 31, 2008. Under the Reform Act, the differing limits in high-cost areas became permanent in 2009, and we refer to loans we purchase in 2009, with unpaid principal balances in excess of the $417,000 nationwide base limit, as super-conforming mortgages.
(6)	There were $10.8 billion of super-conforming mortgages underlying our guaranteed PCs and Structured Securities as of June 30, 2009. The super-conforming mortgages underlying our guaranteed PCs and Structured Securities have been allocated to the appropriate single-family conventional classification.
(7)	Ginnie Mae Certificates that underlie the Structured Securities are backed by FHA/VA loans.
(8)	Represents Structured Securities backed by non-agency securities that include prime, FHA/VA and subprime mortgage loan issuances. Includes $10.2 billion and $10.8 billion of securities backed by option ARM mortgage loans at June 30, 2009 and December 31, 2008, respectively.

92	Freddie Mac

Table 56 summarizes purchases into our total mortgage portfolio.

Table 56 — Total Mortgage Portfolio Activity(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Purchase	% of	Purchase	% of	Purchase	% of	Purchase	% of
	Amount	Purchases	Amount	Purchases	Amount	Purchases	Amount	Purchases
	(dollars in millions)

New business purchases:
Single-family mortgage purchases:
Conventional:
30-year amortizing fixed-rate(2)	$129,917	81%	$95,896	71%	$230,368	83%	$192,555	74%
15-year amortizing fixed-rate	19,677	12	12,279	9	31,059	11	21,368	8
ARMs/adjustable-rate(3)	117	<1	5,853	4	300	<1	7,576	3
Interest-only(4)	157	<1	8,084	6	377	<1	18,060	7
Balloon/resets(5)	1	<1	9	<1	1	<1	124	<1
Conforming jumbo(6)	—	<1	471	—	91	<1	471	<1
FHA/VA(7)	477	<1	214	<1	695	<1	242	<1
USDA Rural Development and other federally guaranteed loans	142	<1	59	<1	211	<1	91	<1

Total single-family(8)	150,488	93	122,865	90	263,102	94	240,487	92

Multifamily:
Conventional and other	4,447	3	5,294	4	8,271	3	11,739	5

Total multifamily	4,447	3	5,294	4	8,271	3	11,739	5

Total mortgage purchases	154,935	96	128,159	94	271,373	97	252,226	97

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Single-family:
Ginnie Mae Certificates	23	<1	2	<1	34	<1	2	<1
Structured Transactions	4,705	3	8,139	6	4,705	2	8,245	3
Multifamily:
Structured Transactions	985	1	—	—	985	1	—	—

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	5,713	4	8,141	6	5,724	3	8,247	3

Total single-family and multifamily mortgage purchases and total non-Freddie Mac mortgage-related securities purchased for Structured Securities	160,648	100%	136,300	100%	277,097	100%	260,473	100%

Non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio:
Agency securities:
Fannie Mae:
Fixed-rate	9,418		17,082		39,527		18,262
Variable-rate	1,378		7,606		2,563		15,809

Total Fannie Mae	10,796		24,688		42,090		34,071

Ginnie Mae fixed-rate:	—		—		27		—

Total agency mortgage-related securities	10,796		24,688		42,117		34,071

Non-agency securities:
Single-family:
Fixed-rate	—		—		—		—
Variable-rate	—		—		—		618

Total single-family	—		—		—		618

Commercial mortgage-backed securities:
Fixed-rate	—		547		—		547
Variable-rate	—		445		—		660

Total commercial mortgage-backed securities	—		992		—		1,207

Mortgage revenue bonds:
Fixed-rate	19		32		95		59
Variable-rate	—		—		—		—

Total mortgage revenue bonds	19		32		95		59

Total non-agency mortgage-related securities	19		1,024		95		1,884

Total non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio	10,815		25,712		42,212		35,955

Total new business purchases	$171,463		$162,012		$319,309		$296,428

Mortgage purchases with credit enhancements(9)	6%		19%		7%		22%
Mortgage liquidations	$150,862		$107,535		$253,593		$193,966
Mortgage liquidations rate (annualized)(10)	27%		20%		23%		18%
Freddie Mac securities repurchased into the mortgage-related investments portfolio:
Single-family:
Fixed-rate	$46,331		$75,431		$130,262		$91,098
Variable-rate	268		15,623		517		21,500

Total Freddie Mac securities repurchased into the mortgage-related investments portfolio	$46,599		$91,054		$130,779		$112,598

(1)	Based on unpaid principal balances. Excludes mortgage loans and mortgage-related securities traded but not yet settled. Also excludes net additions to our mortgage-related investments portfolio for delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes 40-year and 20-year fixed-rate mortgages.
(3)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the first half of 2009.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Represents mortgages whose terms require lump sum principal payments on contractually determined future dates unless the borrower qualifies for and elects an extension of the maturity date at an adjusted interest-rate.
(6)	Consists of loans purchased under the Economic Stimulus Act of 2008, which temporarily increased the confirming loan limits in certain “high-cost” areas for single-family mortgages originated from July 1, 2007 through December 31, 2008. Under the Reform Act, the differing limits in high-cost areas became permanent in 2009, and we refer to loans we purchase in 2009, with unpaid principal balances in excess of the $417,000 nationwide base limit, as super-conforming mortgages.
(7)	Excludes FHA/VA loans that back Structured Transactions.
(8)	Includes $10.9 billion in purchases of super-conforming mortgages during the first half of 2009. The super-confirming mortgages purchased in the first half of 2009 have been allocated to the appropriate single-family conventional classification.
(9)	Excludes mortgage-related securities backed by Ginnie Mae Certificates.
(10)	Based on the total mortgage portfolio.

93	Freddie Mac

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage-related investment securities. Our cash and other investments portfolio totaled $73.3 billion and $64.3 billion on our consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Other Investments Portfolio” for further information on this portfolio.

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements” pertaining to the conservatorship and our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, internal control remediation efforts, future business plans, liquidity, capital management, economic and market conditions and trends, market share, legislative and regulatory developments, implementation of new accounting standards, credit losses, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “believe,” “intend,” “could,” “future” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ materially from the expectations expressed in the forward-looking statements we make as a result of various factors, including those factors described in the “RISK FACTORS” sections of our Form 10-Q for the quarter ended March 31, 2009 and our 2008 Annual Report, and:

•	the actions FHFA, Treasury and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business, including the adequacy of Treasury’s commitment under the Purchase Agreement and our ability to pay the dividends in cash on the senior preferred stock;

•	the impact on our liquidity if the Lending Agreement expires as scheduled on December 31, 2009;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company and whether we will be placed into receivership, regulations under the Reform Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage industry, including legislative, regulatory or judicial action at the federal or state level, including changes to bankruptcy laws or the foreclosure process in individual states;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses and expenses;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including the success of the U.S. government’s efforts to stabilize the financial markets and changes in employment rates and interest rates;

•	changes in the U.S. residential mortgage market, including the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market and changes in home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest rate and other risks in our business, including changes in the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

94	Freddie Mac

•	our ability to effectively identify, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties, or consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the risk that we may not be able to maintain the continued listing of our common and exchange-listed issues of preferred stock on the NYSE;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business and spreads we expect to earn;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies or estimates, such as the operational and systems changes that will be necessary to implement SFAS 166 and SFAS 167;

•	the availability of debt financing in sufficient quantity and at attractive rates to support growth in our mortgage-related investments portfolio, to refinance maturing debt and to mitigate interest rate risk, including the continuing support of Treasury and the Federal Reserve;

•	the availability of options, interest rate and currency swaps and other derivative financial instruments of the types and quantities and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	the ability of our financial, accounting, data processing and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, our Form 10-Q for the quarter ended March 31, 2009 or our 2008 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update forward-looking statements we make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

95	Freddie Mac

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

In October 2000, we announced our voluntary adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA that updated these commitments and set forth a process for implementing them. A copy of the letters between us and FHFA dated September 1, 2005 constituting the written agreement has been filed as an exhibit to our Registration Statement on Form 10, filed with the SEC on July 18, 2008, and is available on the Investor Relations page of our website at www.freddiemac.com/investors/secfilings/index.html.

Our Periodic Issuance of Subordinated Debt disclosure commitment was suspended by FHFA in a letter dated November 8, 2008. In a letter dated March 18, 2009, FHFA notified us that FHFA was suspending the remaining disclosure commitments under the September 1, 2005 agreement until further notice. However, FHFA will continue to monitor our adherence to the applicable covenants in Liquidity Management and Contingency Planning and the Interest-Rate Risk disclosure commitment through normal supervision activities. For the six months ended June 30, 2009, our duration gap averaged one month, PMVS-L averaged $439 million and PMVS-YC averaged $88 million. Our 2009 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary which is available on our website, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risks — Credit Risk Sensitivity.” We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

96	Freddie Mac

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Other Market Risks

Our mortgage-related investments portfolio activities expose us to interest rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities held in our mortgage-related investments portfolio, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities. Our credit guarantee activities also expose us to interest rate risk because changes in interest rates can cause fluctuations in the fair value of our guarantee asset. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest Rate Risk and Other Market Risks” in our 2008 Annual Report for more information on our exposure to interest-rate risks, including our use of derivatives as part of our efforts to manage such risks.

PMVS and Duration Gap

Our primary interest rate risk measures are PMVS and duration gap. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel moves in interest rates (PMVS-L) and the other to nonparallel movements (PMVS-YC). Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. While PMVS and duration gap estimate the exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, prepayment model, mortgage-to-debt OAS and foreign-currency risk. The impact of these other market risks can be significant.

The 50 basis point shift and 25 basis point change in the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest rate risk sensitivity. Our PMVS measures assume an instantaneous shift in rates. Therefore, these PMVS measures do not consider the effects on fair value of any rebalancing actions that we would typically take to reduce our risk exposure.

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

PMVS Results

Table 57 provides estimated point-in-time PMVS-L and PMVS-YC results. Table 57 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. As a result, as interest rate volatility increases, the duration of the mortgage assets will change more rapidly. Accordingly, as shown in Table 57, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at June 30, 2009, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve. Because of a significant drop in mortgage rates during the first half of 2009 and the introduction of the Freddie Mac Relief Refinance Mortgagesm product in April 2009, the prepayment option risk, or negative convexity, of our mortgage assets increased significantly. Accordingly, as shown in Table 57, the PMVS-L results are significantly higher at June 30, 2009 compared to December 31, 2008 in both a 50 and 100 basis points shift in the LIBOR curve. We adjusted our prepayment models in the second quarter of 2009 to more accurately reflect expectations under our implementation of the MHA Program as well as refinancing expectations in the expected interest rate environment. During the second quarter of 2009, we purchased put swaptions to replace maturing positions in order to partially hedge our exposure to increasing negative convexity.

97	Freddie Mac

Table 57 — PMVS Assuming Shifts of the LIBOR Yield Curve

	Potential Pre-Tax Loss in
	Portfolio Market Value
	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

At:
June 30, 2009	$63	$486	$1,650
December 31, 2008	136	141	108

Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest rate environments. Table 58 shows that the low PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest rate risk exposure.

Table 58 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
June 30, 2009	$3,361	$486	$(2,875)
December 31, 2008	2,708	141	(2,567)

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

Duration Gap Results

Our estimated average duration gap for both the months of June 2009 and December 2008 was zero and one month, respectively. Duration gap measures the difference in price sensitivity to interest rate changes between our assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six-month duration and liabilities with a five-month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets approximates the duration of our liabilities. Multiplying duration gap (expressed as a percentage of a year) by the fair value of our assets will provide an indication of the change in the fair value of our equity resulting from a 1% change in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures. Management, including the company’s Interim Chief Executive Officer, who also has been performing the functions of principal financial officer on an interim basis, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. As a result of management’s evaluation, our Interim Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009, at a reasonable level of assurance, for the following reasons:

•	our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws; and

•	we have not yet remediated the material weakness in our controls over our counterparty credit risk analysis that impacts our significant judgments and estimates for single-family loan loss reserves.

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

98	Freddie Mac

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2009

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have remediated the material weakness related to our securities impairment model, as discussed below.

•	In April 2009, our Interim Chief Executive Officer began performing the functions of principal financial officer, on an interim basis.

•	We implemented a new single-family loan loss reserve model process that provides more transparency into the drivers of change to the reserves. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Use of Estimates” to our consolidated financial statements.

Material Weaknesses

As of March 31, 2009, we had three material weaknesses in internal control over financial reporting. The descriptions of our material weaknesses and our progress as of June 30, 2009 toward their remediation are summarized below. We report progress toward remediation in the following stages:

•	In process — We are in the process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified.

•	Remediation activities implemented — We have designed and implemented the controls that we believe are necessary to remediate the identified internal control deficiencies.

•	Remediated — After a sufficient period of operation of the controls implemented to remediate the control deficiencies, management has evaluated the controls and found them to be operating effectively.

Remediation
Progress as of
Material Weaknesses — Original Observations	June 30, 2009

Policy Updates
Our disclosure controls and procedures have not provided adequate mechanisms for information known to FHFA that may have financial statement disclosure ramifications to be communicated to management.	In process(1)
Counterparty Credit Risk Analysis
Our counterparty credit risk analysis impacts significant estimates and judgments in our financial reporting affecting single-family loan loss reserves and other-than-temporary impairments of available-for-sale securities. The controls over these processes have not been adequately designed or documented to mitigate the significantly increased risks associated with the processes. While compensating controls mitigated these risks, the risk of a material error in the consolidated financial statements has not been sufficiently reduced.	In process
Securities Impairment Model
We remediated this material weakness during the second quarter of 2009.	Remediated

(1)	Based on discussions with FHFA and the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. See “Description of Progress Toward Remediating Material Weaknesses — Policy Updates” for additional information.

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

99	Freddie Mac

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of June 30, 2009.

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

However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this Form 10-Q, and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing this Form 10-Q, FHFA provided us with a written acknowledgement that it had reviewed the Form 10-Q, was not aware of any material misstatements or omissions in the Form 10-Q, and had no objection to our filing the Form 10-Q.

•	The Director of FHFA has been in frequent communication with our Interim Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group have met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

Counterparty Credit Risk Analysis

During the second quarter of 2009, we revised our security impairments process such that the risk of material misstatement of our security impairment estimates related to credit risk of our bond insurance counterparties has been mitigated. In addition, due to the adoption of FSP FAS 115-2 and FAS 124-2, the potential magnitude and, therefore, the risk of material misstatement have been reduced. We continue to execute our detailed remediation plan related to the effect of credit risk of mortgage insurance and seller/servicer counterparties on our loan loss reserve estimates. We continue to exercise a greater degree of review and oversight of the assumptions, judgments and model processes employed in the mortgage insurance and seller/servicer counterparty credit risk analysis. We believe these review and oversight activities were sufficient to mitigate the risk of material misstatement of our June 30, 2009 consolidated financial statements.

Securities Impairment Model

During the second quarter financial reporting cycle, we determined that we have fully remediated the material weakness based on our evaluation that the controls we had previously put in place to remediate this material weakness have been effective over a reasonable period of operation.

In view of our mitigating activities related to our material weaknesses, including our remediation efforts through June 30, 2009, we believe that our interim consolidated financial statements for the quarter ended June 30, 2009, have been prepared in conformity with GAAP.

100	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

101	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in millions, except share-related amounts)

Interest income
Investments in securities	$8,523	$8,603	$17,494	$17,049
Mortgage loans	1,721	1,320	3,301	2,563
Other	75	297	169	504

Total interest income	10,319	10,220	20,964	20,116

Interest expense
Short-term debt	(571)	(1,637)	(1,693)	(3,681)
Long-term debt	(5,211)	(6,711)	(10,575)	(13,436)

Total interest expense	(5,782)	(8,348)	(12,268)	(17,117)
Expense related to derivatives	(282)	(343)	(582)	(672)

Net interest income	4,255	1,529	8,114	2,327

Non-interest income
Management and guarantee income (includes interest on guarantee asset of $251, $243, $500 and $458, respectively)	710	757	1,490	1,546
Gains (losses) on guarantee asset	1,817	1,114	1,661	(280)
Income on guarantee obligation	961	769	1,871	1,938
Derivative gains (losses)	2,361	115	2,542	(130)
Gains (losses) on investments:
Impairment-related:
Total other-than-temporary impairment of available-for-sale securities	(10,473)	(1,040)	(17,603)	(1,111)
Portion of other-than-temporary impairment recognized in AOCI	8,260	—	8,260	—

Net impairment of available-for-sale securities recognized in earnings	(2,213)	(1,040)	(9,343)	(1,111)
Other gains (losses) on investments	797	(2,287)	2,983	(997)

Total gains (losses) on investments	(1,416)	(3,327)	(6,360)	(2,108)
Gains (losses) on debt recorded at fair value	(797)	569	(330)	(816)
Gains (losses) on debt retirement	(156)	(29)	(260)	276
Recoveries on loans impaired upon purchase	70	121	120	347
Low-income housing tax credit partnerships	(167)	(108)	(273)	(225)
Trust management income (expense)	(238)	(19)	(445)	(16)
Other income	70	94	111	138

Non-interest income	3,215	56	127	670

Non-interest expense
Salaries and employee benefits	(221)	(241)	(428)	(472)
Professional services	(64)	(55)	(124)	(127)
Occupancy expense	(15)	(18)	(33)	(33)
Other administrative expenses	(83)	(90)	(170)	(169)

Total administrative expenses	(383)	(404)	(755)	(801)
Provision for credit losses	(5,199)	(2,537)	(13,990)	(3,777)
Real estate owned operations expense	(9)	(265)	(315)	(473)
Losses on loans purchased	(1,199)	(120)	(3,211)	(171)
Other expenses	(97)	(108)	(175)	(195)

Non-interest expense	(6,887)	(3,434)	(18,446)	(5,417)

Income (loss) before income tax benefit	583	(1,849)	(10,205)	(2,420)
Income tax benefit	184	1,030	1,121	1,452

Net income (loss)	767	(819)	(9,084)	(968)
Less: Net (income) loss attributable to noncontrolling interest	1	(2)	1	(4)

Net income (loss) attributable to Freddie Mac	$768	$(821)	$(9,083)	$(972)

Preferred stock dividends	(1,142)	(231)	(1,520)	(503)
Amount allocated to participating security option holders	—	(1)	—	(1)

Net loss attributable to common stockholders	$(374)	$(1,053)	$(10,603)	$(1,476)

Loss per common share:
Basic	$(0.11)	$(1.63)	$(3.26)	$(2.28)
Diluted	$(0.11)	$(1.63)	$(3.26)	$(2.28)
Weighted average common shares outstanding (in thousands):
Basic	3,253,716	646,868	3,254,815	646,603
Diluted	3,253,716	646,868	3,254,815	646,603
Dividends per common share	$—	$0.25	$—	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

102	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(in millions, except
	share-related amounts)

Assets
Cash and cash equivalents	$46,662	$45,326
Restricted cash	1,609	953
Federal funds sold and securities purchased under agreements to resell	8,500	10,150
Investments in securities:
Available-for-sale, at fair value (includes $8,112 and $21,302, respectively, pledged as collateral that may be repledged)	420,691	458,898
Trading, at fair value	250,666	190,361

Total investments in securities	671,357	649,259
Mortgage loans:
Held-for-sale, at lower-of-cost-or-fair-value (except $223 and $401 at fair value, respectively)	22,596	16,247
Held-for-investment, at amortized cost (net of allowances for loan losses of $831 and $690, respectively)	99,354	91,344

Total mortgage loans, net	121,950	107,591
Accounts and other receivables, net	6,871	6,337
Derivative assets, net	319	955
Guarantee asset, at fair value	7,576	4,847
Real estate owned, net	3,416	3,255
Deferred tax assets, net	16,894	15,351
Low-income housing tax credit partnerships equity investments	3,879	4,145
Other assets	3,257	2,794

Total assets	$892,290	$850,963

Liabilities and equity (deficit)
Liabilities
Accrued interest payable	$5,500	$6,504
Debt, net:
Short-term debt (includes $1,645 and $1,638 at fair value, respectively)	344,135	435,114
Long-term debt (includes $5,852 and $11,740 at fair value, respectively)	492,843	407,907

Total debt, net	836,978	843,021
Guarantee obligation	11,956	12,098
Derivative liabilities, net	885	2,277
Reserve for guarantee losses on Participation Certificates	24,366	14,928
Other liabilities	4,373	2,769

Total liabilities	884,058	881,597

Commitments and contingencies (Notes 1, 2, 10 and 11)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	14,800
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 648,305,154 shares and 647,260,293 shares outstanding, respectively	—	—
Additional paid-in capital	30	19
Retained earnings (accumulated deficit)	(18,863)	(23,191)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $17,774, net of taxes, of other-than-temporary impairments at June 30, 2009)	(31,375)	(28,510)
Cash flow hedge relationships	(3,275)	(3,678)
Defined benefit plans	(165)	(169)

Total AOCI, net of taxes	(34,815)	(32,357)
Treasury stock, at cost, 77,558,732 shares and 78,603,593 shares, respectively	(4,024)	(4,111)

Total Freddie Mac stockholders’ equity (deficit)	8,137	(30,731)
Noncontrolling interest	95	97

Total equity (deficit)	8,232	(30,634)

Total liabilities and equity (deficit)	$892,290	$850,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

103	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Six Months Ended June 30,
	2009		2008
	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$14,800	—	$—
Increase in liquidation preference	—	36,900	—	—

Senior preferred stock, end of period	1	51,700	—	—

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109

Preferred stock, end of period	464	14,109	464	14,109

Common stock, at par value
Balance, beginning of year	726	—	726	152

Common stock, end of period	726	—	726	152

Additional paid-in capital
Balance, beginning of year		19		871
Stock-based compensation		27		53
Income tax benefit from stock-based compensation		7		(12)
Common stock issuances		(86)		(52)
REIT preferred stock repurchase		—		4
Transfer from retained earnings (accumulated deficit)		63		—

Additional paid-in capital, end of period		30		864

Retained earnings (accumulated deficit)
Balance, beginning of year		(23,191)		26,909
Cumulative effect of change in accounting principle, net of taxes		—		1,023

Balance, beginning of year, as adjusted		(23,191)		27,932
Cumulative effect of change in accounting principle, net of taxes		14,996		—
Net loss attributable to Freddie Mac		(9,083)		(972)
Senior preferred stock dividends declared		(1,519)		—
Preferred stock dividends declared		—		(503)
Common stock dividends declared		—		(323)
Dividend equivalent payments on expired stock options		(3)		(6)
Transfer to additional paid-in capital		(63)		—

Retained earnings (accumulated deficit), end of period		(18,863)		26,128

AOCI, net of taxes
Balance, beginning of year		(32,357)		(11,143)
Cumulative effect of change in accounting principle, net of taxes		—		(850)

Balance, beginning of year, as adjusted		(32,357)		(11,993)
Cumulative effect of change in accounting principle, net of taxes		(9,931)		—
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		7,066		(12,825)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		403		637
Changes in defined benefit plans		4		1

AOCI, net of taxes, end of period		(34,815)		(24,180)

Treasury stock, at cost
Balance, beginning of year	79	(4,111)	80	(4,174)
Common stock issuances	(1)	87	(1)	49

Treasury stock, end of period	78	(4,024)	79	(4,125)

Noncontrolling interest
Balance, beginning of year		97		181
Net income (loss) attributable to noncontrolling interest		(1)		4
REIT preferred stock repurchase		—		(45)
Dividends and other		(1)		(6)

Noncontrolling interest, end of period		95		134

Total equity (deficit)		$8,232		$13,082

Comprehensive income (loss)
Net loss		$(9,084)		$(968)
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		7,473		(12,187)

Comprehensive income (loss)		(1,611)		(13,155)
Less: Comprehensive (income) loss attributable to noncontrolling interest		1		(4)

Total comprehensive income (loss) attributable to Freddie Mac		$(1,610)		$(13,159)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

104	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in millions)

Cash flows from operating activities
Net loss	$(9,084)	$(968)
Adjustments to reconcile net loss to net cash used for operating activities:
Derivative gains	(4,127)	(587)
Asset related amortization — premiums, discounts and basis adjustments	(13)	8
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	2,528	4,760
Net discounts paid on retirements of debt	(3,187)	(5,187)
Losses (gains) on debt retirement	260	(276)
Provision for credit losses	13,990	3,777
Low-income housing tax credit partnerships	273	225
Losses on loans purchased	3,211	171
Losses on investment activity	6,360	2,108
Losses on debt recorded at fair value	330	816
Deferred income tax benefit	(486)	(1,628)
Purchases of held-for-sale mortgages	(60,741)	(21,885)
Sales of held-for-sale mortgages	50,674	17,734
Repayments of held-for-sale mortgages	2,547	294
Change in:
Due to Participation Certificates and Structured Securities Trust	531	(694)
Accounts and other receivables, net	(1,363)	(1,306)
Accrued interest payable	(919)	(200)
Income taxes payable	(620)	(878)
Guarantee asset, at fair value	(2,729)	(1,427)
Guarantee obligation	(254)	368
Other, net	1,365	816

Net cash used for operating activities	(1,454)	(3,959)

Cash flows from investing activities
Purchases of trading securities	(177,261)	(78,273)
Proceeds from sales of trading securities	89,175	9,289
Proceeds from maturities of trading securities	29,659	9,974
Purchases of available-for-sale securities	(11,177)	(155,571)
Proceeds from sales of available-for-sale securities	7,085	19,781
Proceeds from maturities of available-for-sale securities	46,305	153,259
Purchases of held-for-investment mortgages	(15,332)	(9,961)
Repayments of held-for-investment mortgages	3,067	2,886
Increase in restricted cash	(656)	(520)
Net payments of mortgage insurance and acquisitions and dispositions of real estate owned	(1,712)	(461)
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	1,650	(8,702)
Derivative premiums and terminations and swap collateral, net	2,201	939

Net cash used for investing activities	(26,996)	(57,360)

Cash flows from financing activities
Proceeds from issuance of short-term debt	523,576	589,891
Repayments of short-term debt	(590,226)	(544,617)
Proceeds from issuance of long-term debt	240,570	192,731
Repayments of long-term debt	(179,347)	(140,395)
Proceeds from increase in liquidation preference of senior preferred stock	36,900	—
Payment of cash dividends on senior preferred stock, preferred stock and common stock	(1,522)	(832)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(166)	(433)
Other, net	—	(48)

Net cash provided by financing activities	29,786	96,298

Net increase in cash and cash equivalents	1,336	34,979
Cash and cash equivalents at beginning of period	45,326	8,574

Cash and cash equivalents at end of period	$46,662	$43,553

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$14,488	$18,465
Swap collateral interest	3	97
Derivative interest carry, net	350	65
Income taxes	(15)	1,054
Non-cash investing activities:
Transfers from available-for-sale securities to trading securities	—	87,281
Held-for-sale mortgages securitized and retained as available-for-sale securities	1,024	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

105	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 with a public mission to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. We refer to our investments in mortgage loans and mortgage-related securities as our mortgage-related investments portfolio. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities. We also guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as our assets. Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities. Our management activities are essential to and inseparable from our guarantee activities. We do not provide or charge for the activities separately. The management and guarantee fee is paid to us over the life of the related PCs and Structured Securities and reflected in earnings, as management and guarantee income, as it is accrued. Throughout our consolidated financial statements and related notes, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

Conservatorship and Related Developments

We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA as our Conservator. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and to management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business.

We have changed certain business practices and other non-financial objectives to provide support for the mortgage market in a manner that serves public policy but that may not contribute to profitability. Some of these changes increase our expenses while others require us to forego revenue opportunities in the near term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement with Treasury, may adversely impact our results, including our segment results.

Our current focus and purpose is to meet the urgent liquidity needs of the U.S. mortgage market, lower costs for borrowers and support the recovery of the housing market and U.S. economy. Through our role in the Obama Administration’s initiatives, including the Making Home Affordable Program, we are working to meet the needs of the mortgage market, in line with our mission: making homeownership and rental housing more affordable, minimizing foreclosures and helping families keep their homes.

MHA Program and Other Efforts to Assist the Housing Market

We are working with our Conservator to help distressed homeowners through initiatives that support the MHA Program (previously known as the Homeowner Affordability and Stability Plan), which was announced by the Obama Administration in February 2009. We have also implemented a number of other initiatives to assist the U.S. residential mortgage market and help families keep their homes, some of which were undertaken at the direction of FHFA. The more significant initiatives are discussed below.

The MHA Program includes:

•	Home Affordable Refinance, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into more affordable monthly payments. The Freddie Mac Relief Refinance Mortgagesm is our implementation of Home Affordable Refinance. We began purchasing loans under our program in April 2009, and as of June 30, 2009 we had purchased approximately 28,500 loans totaling $5.1 billion in unpaid principal balance originated under the program. The Administration’s Home Affordable Refinance effort is targeted at borrowers with current LTV ratios above 80%; however, our implemented program also allows borrowers with LTV ratios below 80% to participate. In July 2009, we announced that borrowers who have mortgages with current LTV ratios up to 125% would be allowed to participate in this program.

106	Freddie Mac

•	Home Affordable Modification Program, or HAMP, which commits U.S. government, Freddie Mac and Fannie Mae funds to avoid foreclosure and keep eligible homeowners in their homes through mortgage modifications. We are working with servicers and borrowers to pursue modifications under HAMP, which requires that each borrower complete a three month trial period before the modification becomes effective. Based on information provided by certain of our largest servicers who service a majority of our loans, approximately 16,000 loans that we own or guarantee started the trial period portion of the HAMP process as of June 30, 2009. Freddie Mac will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury.

•	Second Lien Program, which will offer incentive payments to borrowers, servicers and investors (other than us and Fannie Mae), for modifications and principal reductions on second lien mortgages in certain circumstances. This program is intended to help facilitate greater modifications of second lien mortgages, but has not yet been implemented.

•	Short Sale and Deed-in-Lieu Program, which will offer borrowers who are ineligible to participate in HAMP the ability to sell their homes for amounts that are not sufficient for a full payoff of the borrower’s mortgage debt and for lenders to accept such amounts. This program has not yet been implemented.

At present, it is difficult for us to predict the full impact of the MHA Program on us. However, to the extent our borrowers participate in HAMP in large numbers, it is likely that the costs we incur will be substantial. In addition, we continue to devote significant internal resources to the implementation of the various initiatives under the MHA Program. It is not possible at present to estimate the extent to which costs incurred in the near term may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

Our other efforts to assist the U.S. housing market include:

Increase in our Mortgage Portfolio Activity.  Since we entered into conservatorship in September 2008, we have been providing additional liquidity to the mortgage market, including by acquiring and holding increased amounts of mortgage loans and mortgage-related securities in our mortgage-related investments portfolio, subject to the limitation on the size of such portfolio set forth in the Purchase Agreement. However, our mortgage-related investments portfolio decreased during the second quarter of 2009, due to a relative lack of favorable investment opportunities.

Temporary Foreclosure and Eviction Suspensions.  In order to allow our mortgage servicers time to implement our more recent modification programs and provide additional relief to troubled borrowers, we temporarily suspended all foreclosure transfers of occupied homes for certain periods. On March 7, 2009, we suspended foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under HAMP. In addition, we temporarily suspended the eviction process for occupants of foreclosed homes from November 26, 2008 through April 1, 2009.

Increased Foreclosure Alternatives.  In the second quarter of 2009, we completed approximately 29,400 foreclosure alternative agreements, excluding the loans in trial-period payment plans under HAMP, with borrowers out of the estimated 415,000 single-family loans in our single-family mortgage portfolio that were or became delinquent (90 days or more past due or in foreclosure) during the second quarter of 2009.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We also receive substantial support from the Federal Reserve. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we receive from the government include the following:

•	On May 6, 2009, FHFA, acting on our behalf in its capacity as Conservator, and Treasury amended the Purchase Agreement to, among other items: (i) increase the funding available under the Purchase Agreement from $100 billion to $200 billion; (ii) increase the limit on our mortgage-related investments portfolio (which is based on the carrying value of such assets as reflected on our GAAP balance sheet) as of December 31, 2009 from $850 billion to $900 billion; and (iii) revise the limit on our aggregate indebtedness and the method of calculating such limit. The amendment also expands the category of persons covered by the restrictions on executive compensation contained in the Purchase Agreement.

•	On June 30, 2009 and March 31, 2009, we received $6.1 billion and $30.8 billion, respectively, in funding from Treasury under the Purchase Agreement, which increased the aggregate liquidation preference of the senior preferred stock to $51.7 billion as of June 30, 2009. We received these funds pursuant to draw requests made to address the deficits in our net worth as of March 31, 2009 and December 31, 2008, respectively. On June 30,

107	Freddie Mac

2009 and March 31, 2009, we paid dividends of $1.1 billion and $370 million, respectively, in cash on the senior preferred stock to Treasury for the three months ended June 30, 2009 and March 31, 2009, respectively, at the direction of the Conservator.

•	According to information provided by Treasury, it held $151.1 billion of mortgage-related securities issued by us and Fannie Mae as of June 30, 2009 under the purchase program it announced in September 2008.

•	According to information provided by the Federal Reserve, as of July 29, 2009 it had net purchases of $246.3 billion of our mortgage-related securities under the purchase program it announced in November 2008 and held $39.6 billion of our direct obligations.

At June 30, 2009, our assets exceeded our liabilities by $8.2 billion. Because we had a positive net worth as of June 30, 2009, FHFA has not submitted a draw request on our behalf to Treasury for additional funding under the Purchase Agreement. The aggregate liquidation preference of the senior preferred stock is $51.7 billion and the amount remaining under the Treasury’s funding agreement is $149.3 billion at June 30, 2009. The corresponding annual cash dividends payable to Treasury are $5.2 billion, which exceeds our annual historical earnings in most periods. We expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could affect our net worth.

Our annual dividend obligation on the senior preferred stock exceeds our annual historical earnings in most periods, and will result in increasingly negative cash flows in future periods, if we pay the dividends in cash. In addition, the potential for continued deterioration in the housing market and future net losses in accordance with GAAP will make it more likely that we will continue to have additional draws under the Purchase Agreement in future periods, which will make it more difficult to pay senior preferred dividends in cash in the future. Additional draws would also diminish the amount of Treasury’s remaining commitment available to us under the Purchase Agreement. As a result of additional draws and other factors: (a) our cash flow from operations and earnings will likely be negative for the foreseeable future; (b) there is significant uncertainty as to our long-term financial sustainability; and (c) there are likely to be significant changes to our capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

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

These efforts are intended to help struggling homeowners and the mortgage market, in line with our mission, and may help to mitigate credit losses, but some of them are expected to have an adverse impact on our future financial results. As a result, we will, in some cases, sacrifice the objectives of reducing the need to draw funds from Treasury and returning to long-term profitability as we provide this assistance. Because we expect many of these objectives and initiatives will result in significant costs, and the extent to which we will be compensated or receive additional support for implementation of these objectives and initiatives is unclear, there is significant uncertainty as to the ultimate impact they will have on our future capital or liquidity needs. However, we believe that the increased level of support provided by Treasury and FHFA, as described above, is sufficient in the near-term to ensure we have adequate capital and liquidity to continue to conduct our normal business activities. Management is in the process of identifying and considering various actions that could be taken to reduce the significant uncertainties surrounding the business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited based on market conditions and other factors. Any actions we take related to the uncertainties surrounding our business and future draws will likely require approval by FHFA and Treasury before they are implemented. In addition, FHFA,

108	Freddie Mac

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and those of our subsidiaries, and should be read in conjunction with the audited consolidated financial statements and related notes included in our 2008 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. These unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information. Certain financial information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements in conformity with GAAP.

For the second quarter of 2009, we evaluated subsequent events through August 7, 2009, the date that our financial statements were issued.

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

During the second quarter of 2009, we enhanced our methodology for estimating the reserve for losses on mortgage loans held-for-investment and the reserve for guarantee losses on PCs. Specifically, we enhanced our methodology to consider a greater number of loan characteristics and revisions to (1) the effect of home price changes on borrower behavior; and (2) the impact of our loss mitigation actions, including our temporary suspensions of foreclosure transfers and loan modification efforts. We estimate that this change in methodology decreased our provision for credit losses and increased net income by approximately $1.4 billion or $0.44 per diluted common share for the three and six months ended June 30, 2009. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information on our loan loss reserves.

Change in Accounting Principles

Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities

On April 1, 2009, we adopted FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2, which provide application guidance regarding fair value measurements and impairments of securities. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activities have significantly decreased. FSP FAS 115-2 and FAS 124-2 provides additional guidance in accounting for and presenting impairment losses on securities.

Determining Whether a Market Is Not Active and a Transaction Is Not Distressed

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It provides additional guidance on the factors that should be considered in estimating fair value when there has been a significant decrease in market activities for a financial asset or liability. This guidance does not change the objective of fair value measurement, which is to reflect the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to

109	Freddie Mac

ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP FAS 157-4 was effective and prospectively applied by us in the second quarter of 2009. The adoption of this FSP had no impact on our consolidated financial statements other than expanding our disclosures on fair value measurement in “NOTE 14: FAIR VALUE DISCLOSURES.”

Change in the Impairment Model for Debt Securities

FSP FAS 115-2 and FAS 124-2 amends the recognition, measurement and presentation of other-than-temporary impairment for debt securities, and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. This FSP changes (a) the method for determining whether an other-than-temporary impairment exists, and (b) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, we assess whether we intend to sell or more likely than not will be required to sell the security prior to the anticipated recovery. In addition, we must determine if we expect to recover the entire amortized cost basis for securities that we do not intend to sell and for which it is more likely than not that we will not be required to sell before the anticipated recovery. This is a change from the previous requirement for us to assess whether it was probable that we would be able to collect all contractual cash flows. The entire amount of other-than-temporary impairment related to securities for which we intend to sell or for which it is more likely than not that we will be required to sell, discussed above, is recognized in our consolidated statements of operations as net impairment on available-for-sale securities recognized in earnings. For securities that we do not intend to sell or for which it is more likely than not that we will not be required to sell, but for which we do not expect to recover the securities’ amortized cost basis, the amount of other-than-temporary impairment is separated between amounts recorded in earnings and AOCI. Other-than-temporary impairment amounts related to credit loss are recognized in earnings and the amounts attributable to all other factors are recorded to AOCI.

FSP FAS 115-2 and FAS 124-2 was effective and applied prospectively by us in the second quarter of 2009. As a result of the adoption, we recognized a cumulative-effect adjustment, net of tax, of $15.0 billion to our opening balance of retained earnings (accumulated deficit) on April 1, 2009, with a corresponding adjustment of $(9.9) billion, net of tax, to AOCI. The cumulative adjustment reclassifies the non-credit component of previously recognized other-than-temporary impairments from retained earnings to AOCI. The difference between these adjustments of $5.1 billion primarily represents the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required upon adoption of this FSP. See “NOTE 4: INVESTMENTS IN SECURITIES” for further disclosures regarding our investments in securities and other-than-temporary impairments.

Subsequent Events

We prospectively adopted SFAS 165 on April 1, 2009. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It also requires entities to disclose the date through which subsequent events have been evaluated and whether that date is the date that financial statements were issued or the date they were available to be issued. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

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

Noncontrolling Interests

We adopted SFAS 160 on January 1, 2009. After adoption, noncontrolling interests (referred to as a minority interest prior to adoption) are classified within equity (deficit), a change from their previous classification between liabilities and stockholders’ equity (deficit). Income (loss) attributable to noncontrolling interests is included in net income (loss), although such income (loss) continues to be deducted to measure earnings per share. SFAS 160 also

110	Freddie Mac

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

Recently Issued Accounting Standards, Not Yet Adopted

Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS 166 and SFAS 167 pertaining to securitizations and variable interest entities. SFAS 166 amends SFAS 140 regarding the accounting for transfers of financial assets. It eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 also requires initial recognition and measurement at fair value for all assets obtained (including a transferor’s beneficial interests) and liabilities incurred in a transfer of financial assets accounted for as a sale.

In connection with the changes to SFAS 140 discussed above, SFAS 167 amended the scope of FIN 46(R) to include entities previously considered QSPEs. In addition, SFAS 167 eliminated the quantitative approach for determining the primary beneficiary of a VIE in favor of a qualitative approach that focuses on the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses or right to receive benefits that could be significant to the VIE. SFAS 167 requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. Additional disclosures about an enterprise’s involvement in the VIE are also required.

SFAS 166 and SFAS 167 are effective and will be applied prospectively by us on January 1, 2010. We expect that the adoption of these two standards will have a significant impact on our consolidated financial statements. Upon the adoption of SFAS 166 and SFAS 167, we will be required to consolidate our PC trusts in our financial statements, which could have a significant impact on our net worth. Such consolidation could also significantly increase our required level of capital under existing capital rules, which have been suspended by our Conservator. Implementation of these changes will require significant operational and systems changes. It may be difficult for us to make all such changes in a controlled manner by the effective date.

NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED
INTERESTS IN MORTGAGE-RELATED ASSETS

Financial Guarantees

As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report, we securitize substantially all the single-family mortgage loans we purchase and issue securities which we guarantee. We also enter into other financial agreements, including credit enhancements on mortgage-related assets and derivative transactions, which also give rise to financial guarantees. Table 2.1 below presents our maximum potential amount of future payments, our recognized liability and the maximum remaining term of these guarantees.

Table 2.1 — Financial Guarantees

	June 30, 2009			December 31, 2008
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Guaranteed PCs and Structured Securities	$1,837,988	$11,408	43	$1,807,553	$11,480	44
Other mortgage-related guarantees	13,136	548	39	19,685	618	39
Liquidity guarantees	12,380	—	43	12,260	—	44
Derivative instruments	67,601	938	34	39,488	111	34
Servicing-related premium guarantees	173	—	5	63	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation or available credit enhancements. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, the amounts are also included within the maximum exposure of guaranteed PCs and Structured Securities.

111	Freddie Mac

Guaranteed PCs and Structured Securities

We guarantee the payment of principal and interest on issued PCs and Structured Securities that are backed by pools of mortgage loans. We issued approximately $154 billion and $132 billion of PCs and Structured Securities backed by single-family mortgage loans during the three months ended June 30, 2009 and 2008, respectively, and $258 billion and $245 billion during the six months ended June 30, 2009 and 2008, respectively. We also issued approximately $1.0 billion and $0.2 billion of PCs and Structured Securities backed by multifamily mortgage loans during the three months ended June 30, 2009 and 2008, respectively, and $1.1 billion and $0.2 billion during the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, we had $1,838.0 billion and $1,807.6 billion of issued PCs and Structured Securities, of which $440.5 billion and $424.5 billion, respectively, were held as investments in mortgage-related securities on our consolidated balance sheets. The vast majority of these PCs and Structured Securities were issued in securitizations accounted for in accordance with FIN 45 at the time of issuance. The assets that underlie issued PCs and Structured Securities as of June 30, 2009 consisted of approximately $1,802.5 billion in unpaid principal balance of mortgage loans or mortgage-related securities and $35.5 billion of cash and short-term investments, which we invest on behalf of the PC trusts until the time of payment to PC investors. There were $1,771.0 billion and $1,800.6 billion at June 30, 2009 and December 31, 2008, respectively, of securities we issued in resecuritization of our PCs and other previously issued Structured Securities. These restructured securities do not increase our credit-related exposure and consist of single-class and multi-class Structured Securities backed by PCs, REMICs, interest-only strips, and principal-only strips. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” for information on SFAS 166 and SFAS 167 which will result in our consolidation of most of our securitizations on our balance sheets upon adoption of the standards in January 2010.

Our guarantee obligation represents the recognized liability associated with our guarantee of PCs and Structured Securities net of cumulative amortization. In addition to our guarantee obligation, we recognized a reserve for guarantee losses on PCs that totaled $24.4 billion and $14.9 billion at June 30, 2009 and December 31, 2008, respectively. At inception of an executed guarantee, we recognize a guarantee obligation at fair value. Subsequently, we amortize our guarantee obligation under the static effective yield method. For more information on the static effective yield method, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report. In the first quarter of 2009, we enhanced our methodology for evaluating significant changes in economic events to be more in line with the current economic environment and to monitor the rate of amortization on our guarantee obligation so that it remains reflective of our expected duration of losses.

Other Mortgage-Related Guarantees

We provide long-term stand-by commitments to certain of our customers, which obligate us to purchase delinquent loans that are covered by those agreements. These non-securitized financial guarantees totaled $3.9 billion and $10.6 billion at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009 and 2008, several of these agreements were terminated, in whole or in part, at the request of the counterparties to permit a significant portion of the performing loans previously covered by the long-term standby commitments to be securitized as PCs or Structured Transactions, which totaled $5.7 billion and $18.8 billion, respectively, in issuances of these securities in these periods. We also had outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties of $9.2 billion at both June 30, 2009 and December 31, 2008.

Liquidity Guarantees

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” The advances to counterparties provide funding for their purchase of the bonds until they can be resold. In the event they cannot be resold within a certain period, then these guarantees require our repurchase of any tendered tax-exempt and related taxable pass-through certificates and housing revenue bonds that are unable to be remarketed. We hold cash and cash equivalents on our consolidated balance sheets in excess of the amount of these commitments. No liquidity guarantee advances were outstanding at June 30, 2009 and December 31, 2008.

Derivative Instruments

Derivative instruments primarily include written options, written swaptions, interest-rate swap guarantees and guarantees of stated final maturity Structured Securities. Derivative instruments also include short-term default and other guarantee commitments that we account for as derivatives.

112	Freddie Mac

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at June 30, 2009 and December 31, 2008.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at June 30, 2009 and December 31, 2008.

Retained Interests in Securitization Transactions

In connection with transfers of financial assets that qualify as sales, we may retain certain newly-issued PCs and Structured Securities not transferred to third parties upon the completion of a securitization transaction. These securities may be backed by mortgage loans purchased from our customers, PCs and Structured Securities, or previously resecuritized securities. These Freddie Mac PCs and Structured Securities are included in investments in securities in our consolidated balance sheets.

Our exposure to credit losses on the loans underlying our retained securitization interests and our guarantee asset is recorded within our reserve for guarantee losses on PCs and as a component of our guarantee obligation, respectively. For additional information regarding our delinquencies and credit losses on mortgage loans both on our consolidated balance sheet and underlying our PCs and Structured Securities, see “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES.” Table 2.2 below presents the carrying values of our retained interests in securitization transactions as of June 30, 2009 and December 31, 2008, respectively.

Table 2.2 — Carrying Value of Retained Interests

	June 30,	December 31,
	2009	2008
	(in millions)

Retained interests, mortgage-related securities(1)	$94,164	$98,307
Retained interests, guarantee asset(2)	$7,576	$4,847

(1)	We estimate the fair value of retained interests in mortgage-related securities based on independent price quotes obtained from third-party pricing services or dealer provided prices.
(2)	We estimate the fair value of the guarantee asset using third-party market data as practicable. For fixed-rate loan products, the valuation approach involves obtaining dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. This effectively equates the guarantee asset with current, or “spot,” market values for excess servicing interest-only securities. For the remaining interests, which relate to adjustable-rate mortgage products, the fair value is determined using an expected cash flow approach.

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

Table 2.3 — Key Assumptions Used in Measuring the Fair Value of Guarantee Asset(1)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Mean Valuation Assumptions	2009	2008	2009	2008

IRRs(2)	16.3%	9.5%	17.8%	9.5%
Prepayment rates(3)	26.5%	13.0%	28.5%	15.4%
Weighted average lives (years)	3.3	6.0	3.0	5.4

(1)	Estimates based solely on valuations of our guarantee asset associated with single-family loans, which represent approximately 96% of the total guarantee asset.
(2)	IRR assumptions represent an unpaid principal balance weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on unpaid principal balances.

113	Freddie Mac

Gains and Losses on Transfers of PCs and Structured Securities that are Accounted for as Sales

The gain or loss on a securitization that qualifies as a sale is determined, in part, based on the carrying amounts of the financial assets sold. The carrying amounts of the assets sold are allocated between those sold to third parties and those held as retained interests based on their relative fair value at the date of sale. We recognized net pre-tax gains (losses) on transfers of mortgage loans, PCs and Structured Securities that were accounted for as sales of approximately $324 million and $1 million for the three months ended June 30, 2009 and 2008, respectively, and $518 million and $92 million for the six months ended June 30, 2009 and 2008, respectively.

Credit Protection and Other Forms of Credit Enhancement

In connection with our PCs, Structured Securities and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancements. At June 30, 2009 and December 31, 2008, we recorded $673 million and $764 million, respectively, within other assets on our consolidated balance sheets related to these credit enhancements on securitized mortgages. Table 2.4 presents the maximum amounts of potential loss recovery by type of credit protection.

Table 2.4 — Credit Protection and Other Forms of Recourse(1)

	Maximum Coverage at
	June 30, 2009	December 31,2008
	(in millions)

PCs and Structured Securities:
Single-family:
Primary mortgage insurance	$56,970	$59,388
Lender recourse and indemnifications	9,699	11,047
Pool insurance	3,649	3,768
Structured Securities backed by Ginnie Mae Certificates(2)	1,028	1,089
Other credit enhancements	455	475
Multifamily:
Credit enhancements	2,987	3,261

(1)	Exclude credit enhancements related to Structured Transactions, which had unpaid principal balances that totaled $27.9 billion and $24.4 billion at June 30, 2009 and December 31, 2008, respectively.
(2)	Ginnie Mae Certificates are backed by the full faith and credit of the U.S. government.

We also have credit protection for certain of our PCs, Structured Securities and Structured Transactions that are backed by loans or certificates of federal agencies (such as FHA, VA, Ginnie Mae and USDA). The total unpaid principal balance of these securities backed by loans guaranteed by federal agencies totaled $4.1 billion and $4.4 billion as of June 30, 2009 and December 31, 2008, respectively. Additionally, certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At June 30, 2009 and December 31, 2008, the unpaid principal balance of Structured Transactions with subordination coverage was $4.9 billion and $5.3 billion, respectively, and the average subordination coverage on these securities was 18% and 19%, respectively.

Trust Management Income (Expense)

We receive trust management income, which represents the fees we earn as master servicer, issuer, trustee and securities administrator for our issued PCs and Structured Securities. These fees are derived from interest earned on principal and interest cash flows held in the trust between the time funds are remitted to the trust by servicers and the date the funds are distributed to our PC and Structured Securities holders. The trust management income is offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We must also indemnify the trust for any investment losses that are incurred in our role as the securities administrator for the trust.

NOTE 3: VARIABLE INTEREST ENTITIES

We are a party to numerous entities that are considered to be VIEs. Our investments in VIEs include LIHTC partnerships and certain Structured Transactions. In addition, we buy the highly-rated senior securities in non-mortgage-related, asset-backed investment trusts that are VIEs. Highly-rated senior securities issued by these securitization trusts are not designed to absorb a significant portion of the variability created by the assets/collateral in the trusts. Our investments in these securities do not represent a significant variable interest in the securitization trusts as the securities issued by these trusts are not designed to absorb a significant portion of the variability in the trust. Accordingly, we do not consolidate these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” in our 2008 Annual Report for further information regarding the consolidation practices of our VIEs.

114	Freddie Mac

LIHTC Partnerships

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. The LIHTC partnerships invest as limited partners in lower-tier partnerships, which own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal tax credits. Most of these LIHTC partnerships are VIEs. A general partner operates the partnership, identifying investments and obtaining debt financing as needed to finance partnership activities. There were no third-party credit enhancements of our LIHTC investments at June 30, 2009 and December 31, 2008. Although these partnerships generate operating losses, we realize a return on our investment through reductions in income tax expense that result from tax credits. The partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. The investments in LIHTC partnerships, in which we were either the primary beneficiary or had a significant variable interest, were made between 1989 and 2007. At June 30, 2009 and December 31, 2008, we did not guarantee any obligations of these LIHTC partnerships and our exposure was limited to the amount of our investment. The potential exists that we may not be able to utilize some previously taken or future tax credits. See “NOTE 12: INCOME TAXES” for additional information regarding our partial valuation allowance against our deferred tax assets, net. At June 30, 2009 and December 31, 2008, we were the primary beneficiary of investments in six partnerships and we consolidated these investments. The investors in the obligations of the consolidated LIHTC partnerships have recourse only to the assets of those VIEs and do not have recourse to us. In addition, the assets of each partnership can be used only to settle obligations of that partnership.

Consolidated VIEs

Table 3.1 represents the carrying amounts and classification of the consolidated assets and liabilities of VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	June 30, 2009	December 31, 2008
	(in millions)

Cash and cash equivalents	$14	$12
Accounts and other receivables, net	136	137

Total assets of consolidated VIEs	$150	$149

Other liabilities	$35	$34

Total liabilities of consolidated VIEs	$35	$34

VIEs Not Consolidated

LIHTC Partnerships

At June 30, 2009 and December 31, 2008, we had unconsolidated investments in 188 and 189 LIHTC partnerships, respectively, in which we had a significant variable interest. The size of these partnerships at June 30, 2009 and December 31, 2008, as measured in total assets, was $10.0 billion and $10.5 billion, respectively. These partnerships are accounted for using the equity method, as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report. Our equity investments in these partnerships were $3.1 billion and $3.3 billion as of June 30, 2009 and December 31, 2008, respectively, and are included in low-income housing tax credit partnerships equity investments on our consolidated balance sheets. As a limited partner, our maximum exposure to loss equals the undiscounted book value of our equity investment. At June 30, 2009 and December 31, 2008, our maximum exposure to loss on unconsolidated LIHTC partnerships, in which we had a significant variable interest, was $3.1 billion and $3.3 billion, respectively. Our investments in unconsolidated LIHTC partnerships are funded through non-recourse non-interest bearing notes payable recorded within other liabilities on our consolidated balance sheets. We had $242 million and $347 million of these notes payable outstanding at June 30, 2009 and December 31, 2008.

Table 3.2 — Significant Variable Interests in LIHTC Partnerships

	June 30, 2009	December 31, 2008
	(in millions)

Maximum exposure to loss	$3,115	$3,336
Non-recourse non-interest bearing notes payable, net	242	347

115	Freddie Mac

NOTE 4: INVESTMENTS IN SECURITIES

Table 4.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 4.1 — Available-For-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses(1)	Fair Value
	(in millions)
June 30, 2009

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$247,347	$8,583	$(2,341)	$253,589
Subprime	63,923	12	(24,000)	39,935
Commercial mortgage-backed securities	62,976	—	(13,768)	49,208
MTA Option ARM	15,035	—	(8,499)	6,536
Alt-A and other	20,996	9	(8,658)	12,347
Fannie Mae	38,867	1,183	(23)	40,027
Obligations of states and political subdivisions	12,500	22	(905)	11,617
Manufactured housing	1,151	—	(342)	809
Ginnie Mae	350	25	—	375

Total mortgage-related securities	463,145	9,834	(58,536)	414,443

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	5,815	433	—	6,248

Total non-mortgage-related securities	5,815	433	—	6,248

Total available-for-sale securities	$468,960	$10,267	$(58,536)	$420,691

December 31, 2008

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
Commercial mortgage-backed securities	64,214	2	(14,716)	49,500
MTA Option ARM	12,117	—	(4,739)	7,378
Alt-A and other	20,032	11	(6,787)	13,256
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total mortgage-related securities	493,971	7,061	(50,928)	450,104

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	8,788	6	—	8,794

Total non-mortgage-related securities	8,788	6	—	8,794

Total available-for-sale securities	$502,759	$7,067	$(50,928)	$458,898

(1)	Gross unrealized losses at June 30, 2009 include non-credit related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

116	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 4.2 shows the fair value of available-for-sale securities in a gross unrealized loss position and whether they have been in that position less than 12 months or 12 months or greater including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 4.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 months				Greater than 12 months				Total
		Gross Unrealized				Gross Unrealized				Gross Unrealized
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)
June 30, 2009

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$4,379	$—	$(52)	$(52)	$13,025	$—	$(2,289)	$(2,289)	$17,404	$—	$(2,341)	$(2,341)
Subprime	8,644	(6,282)	(1)	(6,283)	31,134	(7,237)	(10,480)	(17,717)	39,778	(13,519)	(10,481)	(24,000)
Commercial mortgage-backed securities	992	—	(317)	(317)	48,121	—	(13,451)	(13,451)	49,113	—	(13,768)	(13,768)
MTA Option ARM	5,691	(7,229)	—	(7,229)	846	(438)	(832)	(1,270)	6,537	(7,667)	(832)	(8,499)
Alt-A and other	6,012	(5,219)	(5)	(5,224)	6,209	(697)	(2,737)	(3,434)	12,221	(5,916)	(2,742)	(8,658)
Fannie Mae	2,417	—	(13)	(13)	555	—	(10)	(10)	2,972	—	(23)	(23)
Obligations of states and political subdivisions	865	—	(22)	(22)	8,837	—	(883)	(883)	9,702	—	(905)	(905)
Manufactured Housing	657	(243)	(49)	(292)	151	—	(50)	(50)	808	(243)	(99)	(342)
Ginnie Mae	17	—	—	—	—	—	—	—	17	—	—	—

Total mortgage-related securities	29,674	(18,973)	(459)	(19,432)	108,878	(8,372)	(30,732)	(39,104)	138,552	(27,345)	(31,191)	(58,536)

Total available-for-sale securities in a gross unrealized loss position	$29,674	$(18,973)	$(459)	$(19,432)	$108,878	$(8,372)	$(30,732)	$(39,104)	$138,552	$(27,345)	$(31,191)	$(58,536)

	Less than 12 months		12 months or Greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
December 31, 2008

Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$14,423	$(425)	$15,466	$(2,496)	$29,889	$(2,921)
Subprime	3,040	(862)	46,585	(18,283)	49,625	(19,145)
Commercial mortgage-backed securities	24,783	(8,226)	24,479	(6,490)	49,262	(14,716)
MTA Option ARM	4,186	(2,919)	1,299	(1,820)	5,485	(4,739)
Alt-A and other	3,444	(1,526)	7,159	(5,261)	10,603	(6,787)
Fannie Mae	5,977	(75)	971	(13)	6,948	(88)
Obligations of states and political subdivisions	5,302	(743)	5,077	(1,606)	10,379	(2,349)
Manufactured housing	498	(110)	73	(73)	571	(183)
Ginnie Mae	18	—	1	—	19	—

Total mortgage-related securities	61,671	(14,886)	101,110	(36,042)	162,781	(50,928)

Total available-for-sale securities in a gross unrealized loss position	$61,671	$(14,886)	$101,110	$(36,042)	$162,781	$(50,928)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At June 30, 2009, total gross unrealized losses on available-for-sale securities were $58.5 billion, as noted in Table 4.2. The gross unrealized losses relate to approximately 8,000 individual lots representing approximately 4,000 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security are in an unrealized loss position, depending upon the amortized cost of the specific lot.

Evaluation of Other-Than-Temporary Impairments

We adopted FSP FAS 115-2 and FAS 124-2 on April 1, 2009, which provides additional guidance in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 is effective and was applied prospectively by us in the second quarter of 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Additional Guidance and Disclosures for Fair Value Measurements

117	Freddie Mac

and Change in the Impairment Model for Debt Securities — Change in the Impairment Model for Debt Securities” for further additional information regarding the impact of this FSP on our consolidated financial statements.

We conduct quarterly reviews to identify and evaluate each available-for-sale security that has an unrealized loss, in accordance with FSP FAS 115-2 and FSP FAS 124-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include:

•	loan level default modeling that considers individual loan characteristics, including current LTV ratio, FICO score and delinquency status, requires assumptions about future home prices and interest rates, and employs proprietary behavioral default and prepayment models;

•	an analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics). We qualitatively consider available information when assessing whether an impairment is other-than-temporary;

•	the length of time and extent to which the fair value of the security has been less than the book value and the expected recovery period;

•	the impact of changes in credit ratings (i.e., rating agency downgrades); and

•	our conclusion that we do not intend to sell our available-for-sale securities and it is more likely than not that we will not be required to sell these securities before sufficient time elapses to recover all unrealized losses;

We consider available information in determining the recovery period and anticipated holding periods for our available-for-sale securities. An important underlying factor we consider in determining the period to recover unrealized losses on our available-for-sale securities is the estimated life of the security. Since our available-for-sale securities are prepayable, the average life is typically shorter than the contractual maturity. Based on the results of this evaluation, if it is determined that the impairment is other-than-temporary, the carrying value of the security is written down to fair value. The amount of the total other-than-temporary impairment related to a credit-related loss is recorded within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings. The credit-related loss represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. With regard to securities that we have no intent to sell and that we believe it is more likely than not that we will not be required to sell, the amount of the total other-than-temporary impairment related to non-credit-related factors is recognized, net of tax, in AOCI. Unrealized losses on available-for-sale securities that are determined to be temporary in nature are recorded, net of tax, in AOCI.

For available-for-sale securities that are not deemed to be credit impaired, we perform additional analysis to assess whether we intend to sell or would more-likely-than-not not be required to sell the security before the expected recovery of the amortized cost basis. In most cases, we have asserted that we have no intent to sell and that we believe it is more-likely-than-not that we will not be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s decline in fair value is deemed to be other than temporary and the entire charge is recorded in earnings.

The paragraphs below describe our process for identifying other-than-temporary impairment in security types with the most significant unrealized losses as of June 30, 2009.

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

118	Freddie Mac

impairment is recorded as we could not assert that we would not sell such securities prior to recovery. Any additional losses realized upon sale result from further declines in fair value subsequent to the balance sheet date. For securities that we do not intend to sell and it is more likely than not that we will not be required to sell such securities before a recovery of the unrealized losses, we expect to recover any unrealized losses by holding them to recovery.

Seasoned Securities — These securities are not usually utilized for resecuritization transactions. We hold the seasoned agency securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed and we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities before a recovery of the unrealized losses, any unrealized loss will be recovered. The unrealized losses on agency securities are primarily a result of movements in interest rates.

Non-Agency Mortgage-Related Securities

Securities Backed by Subprime, MTA Option ARM, Alt-A and Other Loans

We believe the unrealized losses on our non-agency mortgage-related securities are a result of poor underlying collateral performance and decreased liquidity and larger risk premiums. With the exception of the other-than-temporarily impaired securities discussed below, we have not identified any securities that were likely of incurring a contractual principal or interest loss at June 30, 2009. As such, and based on our conclusion that we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities before a recovery of the unrealized losses, we have concluded that the impairment of these securities is temporary.

We consider securities to be other-than-temporarily impaired when future losses are deemed likely based on the loan level default modeling and analysis of underlying collateral performance together with credit ratings and market prices as described below.

Our review of the securities backed by subprime loans, MTA Option ARM, Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, ratings, security prices and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO credit scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

In evaluating our non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition and had decreased between the latest balance sheet date and the release of these financial statements. Although the ratings have declined, the ratings themselves have not been determinative that a loss is likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since June 30, 2009.

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is reasonably possible that, under certain conditions (especially given the current economic environment), defaults and loss severities on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of June 30, 2009.

In addition, we considered any significant changes in fair value since June 30, 2009 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, received greater weight.

119	Freddie Mac

Commercial Mortgage-Backed Securities

We perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. We believe the declines in fair value are attributable to the deterioration of liquidity and larger risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets and not to the performance of the underlying collateral supporting the securities. A significant majority of these securities were AAA-rated at June 30, 2009. Though delinquencies for commercial mortgage-backed securities have increased, the credit enhancement of these bonds is sufficient to cover the expected losses on them. Since we generally hold these securities to maturity, we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities before recovery of the unrealized losses.

Obligations of States and Political Subdivisions

These investments consist of mortgage revenue bonds. The unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates and liquidity and risk premiums. We have concluded that the impairment of these securities is temporary based on our conclusion that we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities before a recovery of the unrealized losses, as well as the extent and duration of the decline in fair value relative to the amortized cost and a lack of any other facts or circumstances to suggest that the decline was other-than-temporary. The issuer guarantees related to these securities have led us to conclude that any credit risk is minimal.

120	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Securities

Table 4.3 summarizes our net impairments of available-for-sale securities recognized in earnings by security type and the duration of the unrealized loss prior to impairment of less than 12 months or 12 months or greater.

Table 4.3 — Net Impairment of Available-For-Sale Securities Recognized in Earnings by Gross Unrealized Loss Position(1)

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Less than	12 Months		Less than	12 Months
	12 Months	or Greater	Total	12 Months	or Greater	Total
	(in millions)

Mortgage-related securities:
Subprime	$(484)	$(807)	$(1,291)	$(168)	$(354)	$(522)
MTA Option ARM	(446)	(24)	(470)	—	—	—
Alt-A and other	(342)	(54)	(396)	(173)	(131)	(304)

Total subprime, MTA Option ARM, Alt-A and other	(1,272)	(885)	(2,157)	(341)	(485)	(826)
Manufactured housing	(45)	—	(45)	—	—	—

Total other-than-temporary impairments on mortgage-related securities	(1,317)	(885)	(2,202)	(341)	(485)	(826)

Non-mortgage-related securities:
Asset-backed securities	(11)	—	(11)	(108)	(106)	(214)

Total other-than-temporary impairments on non-mortgage-related securities	(11)	—	(11)	(108)	(106)	(214)

Total other-than-temporary impairments on available-for-sale securities	$(1,328)	$(885)	$(2,213)	$(449)	$(591)	$(1,040)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Less than	12 Months		Less than	12 Months
	12 Months	or Greater	Total	12 Months	or Greater	Total
	(in millions)

Mortgage-related securities:
Subprime	$(731)	$(4,657)	$(5,388)	$(168)	$(354)	$(522)
MTA Option ARM	(564)	(923)	(1,487)	—	—	—
Alt-A and other	(551)	(1,687)	(2,238)	(173)	(131)	(304)

Total subprime, MTA Option ARM, Alt-A and other	(1,846)	(7,267)	(9,113)	(341)	(485)	(826)
Obligations of states and political subdivisions	—	—	—	(58)	(10)	(68)
Manufactured housing	(45)	—	(45)	(3)	—	(3)

Total other-than-temporary impairments on mortgage-related securities	(1,891)	(7,267)	(9,158)	(402)	(495)	(897)

Non-mortgage-related securities:
Asset-backed securities	(185)	—	(185)	(108)	(106)	(214)

Total other-than-temporary impairments on non-mortgage-related securities	(185)	—	(185)	(108)	(106)	(214)

Total other-than-temporary impairments on available-for-sale securities	$(2,076)	$(7,267)	$(9,343)	$(510)	$(601)	$(1,111)

(1)	As a result of the adoption of FSP FAS 115-2 and FAS 124-2 on April 1, 2009, net impairment of available-for-sale securities recognized in earnings for the three months ended June 30, 2009 includes credit-related other-than-temporary impairments and other-than temporary impairments on securities which we intend to sell or it is more likely than not that we will be required to sell. In contrast, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2009 (which is included in the six months ended June 30, 2009) and the three and six months ended June 30, 2008 include both credit-related and non-credit-related other-than-temporary impairments as well as other-than-temporary impairments on securities for which we could not assert the positive intent and ability to hold until recovery of the unrealized losses.

During the second quarter of 2009, we recorded net impairment of available-for-sale securities recognized in earnings related to investments in mortgage-related securities of approximately $2.2 billion primarily related to non-agency securities backed by subprime, MTA Option ARM, Alt-A and other loans, due to the combination of a more pessimistic view of future performance due to the economic environment and poor performance of the collateral underlying these securities. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the likely impairment required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. As such, $8.3 billion of the total other-than-temporary impairments primarily related to investments in non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans were non-credit-related and, thus, recognized in AOCI. The $8.3 billion, pre-tax, of impairments recognized in AOCI during the second quarter of 2009 represents the portion of cumulative fair value declines, that are not related to credit, on newly identified securities as a result of adoption of FSP FAS 115-2 and FAS 124-2 and current period

121	Freddie Mac

changes in fair value, not attributed to credit, for previously impaired securities. Contributing to the impairments recognized during the second quarter of 2009 were certain credit enhancements related to primary monoline bond insurance provided by four monoline insurers on individual securities in an unrealized loss position, for which we have determined that it is likely a principal and interest shortfall will occur, and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. Since the second quarter of 2008, we have recorded net impairment of available-for-sale securities recognized in earnings related to non-agency mortgage-related securities backed by four monoline insurers. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investments portfolio as well as our non-mortgage-related investments portfolio. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information. The recent deterioration has not impacted our conclusion that we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities. Among the securities impaired during the second quarter of 2009 are securities backed by subprime, MTA Option ARM, Alt-A and other loans with $10 billion of unpaid principal balance impaired as a result of the adoption of FSP FAS 115-2 and FAS 124-2 due to the change in criteria for determining impairments. These securities were identified as securities that would have been other-than-temporarily impaired as of March 31, 2009 if the guidance had been in place prior to April 1, 2009. Cumulative credit-related impairments recognized in earnings on these $10 billion of securities were $0.6 billion during the second quarter of 2009. Net impairment of available-for-sale securities recognized in earnings during the second quarter of 2009 also included $45 million related to mortgage-related securities backed by manufactured housing where the present value of cash flows expected to be collected was less than the amortized cost basis of these securities. In addition, we recorded $11 million of impairment of available-for-sale securities recognized in earnings related to non-mortgage-related asset-backed securities in our cash and other investments portfolio where we could not assert that we did not intend to sell these securities before a recovery of the unrealized losses. The decision to impair these asset-backed securities is consistent with our consideration of these securities as a contingent source of liquidity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2008 Annual Report for information regarding our policy on accretion of impairments.

During the six months ended June 30, 2009, we recorded net impairment of available-for-sale securities recognized in earnings of $9.3 billion. Of this amount, $6.9 billion related to impairments recognized in the first quarter of 2009, prior to the adoption of FSP FAS 115-2 and FAS 124-2, on non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans that were likely of incurring a contractual principal or interest loss. We have incurred actual principal cash shortfalls of $39 million on impaired securities. Net impairment of available-for-sale securities recognized in earnings during the six months ended June 30, 2009 also included $185 million related to other-than-temporary impairments of non-mortgage-related asset-backed securities in our cash and other investments portfolio where we could not assert that we did not intend to sell these securities before a recovery of the unrealized losses. All impairments recorded prior to the adoption of FSP FAS 115-2 and FAS 124-2 were recognized in earnings.

During the three and six months ended June 30, 2008, we recorded $1.0 billion and $1.1 billion, respectively, of impairment of available-for-sale securities recognized in earnings. Of the impairments recognized during the second quarter of 2008, $826 million related to non-agency mortgage-related securities backed by subprime, MTA Option ARM, Alt-A and other loans primarily due to deterioration in the performance of the collateral underlying these loans. During the same periods, we also recorded net impairment of available-for-sale securities recognized in earnings of $214 million related to our non-mortgage-related asset-backed securities where we did not have the intent to hold to a forecasted recovery of the unrealized losses.

Table 4.4 presents a roll-forward of the credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities (1) that we have written down for other-than-temporary impairment and (2) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to April 1, 2009. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is (1) the first time the debt security was credit-impaired or (2) not the first time the debt security was credit impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is

122	Freddie Mac

reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security or the security matures or is fully written down.

Table 4.4 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities

Three Months Ended
June 30, 2009(1)
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — credit losses on available-for-sale securities held at the beginning of the period	$7,526
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	890
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	1,312
Reductions:
Amounts related to securities which matured, paid down or were sold	(25)

Ending balance — credit losses on available-for-sale securities held at period end(2)	$9,703

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	Excludes increases in cash flows expected to be collected that will be recognized over the remaining life of the security of $84 million.

Realized Gains and Losses on Available-For-Sale Securities

Table 4.5 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 4.5 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Gross Realized Gains
Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	$190	$1	$237	$192
Fannie Mae	—	—	—	9
Obligations of states and political subdivisions	—	41	1	67

Total mortgage-related securities gross realized gains	190	42	238	268

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities	63	—	68	—

Total non-mortgage-related securities gross realized gains	63	—	68	—

Gross realized gains	253	42	306	268

Gross Realized Losses
Mortgage-related investments portfolio:
Mortgage-related securities:
Freddie Mac	(48)	(4)	(50)	(11)
Obligations of states and political subdivisions	—	—	—	(4)

Total mortgage-related securities gross realized losses	(48)	(4)	(50)	(15)

Gross realized losses	(48)	(4)	(50)	(15)

Net realized gains (losses)	$205	$38	$256	$253

123	Freddie Mac

Maturities of Available-For-Sale Securities

Table 4.6 summarizes, by major security type, the remaining contractual maturities of available-for-sale securities.

Table 4.6 — Maturities of Available-For-Sale Securities(1)

June 30, 2009	Amortized Cost	Fair Value
	(in millions)

Mortgage-related investments portfolio:
Mortgage-related securities:
Due 1 year or less	$56	$57
Due after 1 through 5 years	3,629	3,783
Due after 5 through 10 years	45,911	47,313
Due after 10 years	413,549	363,290

Total	$463,145	$414,443

Cash and other investments portfolio:
Non-mortgage-related securities:
Asset-backed securities
Due 1 year or less	$48	$48
Due after 1 through 5 years	4,823	5,166
Due after 5 through 10 years	724	799
Due after 10 years	220	235

Total	$5,815	$6,248

Total available-for-sale securities for mortgage-related investments portfolio and cash and other investments portfolio:
Due 1 year or less	$104	$105
Due after 1 through 5 years	8,452	8,949
Due after 5 through 10 years	46,635	48,112
Due after 10 years	413,769	363,525

Total	$468,960	$420,691

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life, as obligations underlying these securities may be prepaid at any time without penalty.

AOCI, Net of Taxes, Related to Available-For-Sale Securities

Table 4.7 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding losses, net of tax, represents the net fair value adjustments recorded on available-for-sale securities throughout the quarter, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses (gains), net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

Table 4.7 — AOCI, Net of Taxes, Related to Available-For-Sale Securities

	Six Months Ended
	June 30,
	2009	2008
	(in millions)

Beginning balance	$(28,510)	$(7,040)
Adjustment to initially apply FSP FAS 115-2 and FAS 124-2(1)	(9,931)	—
Adjustment to initially apply SFAS 159(2)	—	(854)
Net unrealized holding (losses), net of tax(3)	1,160	(13,383)
Net reclassification adjustment for net realized losses, net of tax(4)(5)	5,906	558

Ending balance	$(31,375)	$(20,719)

(1)	Net of tax benefit of $5.3 billion for the six months ended June 30, 2009.
(2)	Net of tax benefit of $460 million for the six months ended June 30, 2008.
(3)	Net of tax (expense) benefit of $(624) million and $7.2 billion for the six months ended June 30, 2009 and 2008, respectively.
(4)	Net of tax benefit of $3.2 billion and $301 million for the six months ended June 30, 2009 and 2008, respectively.
(5)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $6.1 billion and $722 million, net of taxes, for the six months ended June 30, 2009 and 2008, respectively.

124	Freddie Mac

Trading Securities

Table 4.8 summarizes the estimated fair values by major security type for trading securities.

Table 4.8 — Trading Securities

	June 30, 2009	December 31, 2008
	(in millions)

Mortgage-related securities issued by:
Freddie Mac	$202,362	$158,822
Fannie Mae	36,146	31,309
Ginnie Mae	193	198
Other	30	32

Total trading securities that are mortgage-related securities	238,731	190,361

Non-mortgage-related securities:
Asset-backed securities	540	—
Treasury Bills	11,395	—

Total trading securities that are non-mortgage-related securities	11,935	—

Total trading securities	$250,666	$190,361

For the three months ended June 30, 2009 and 2008, we recorded net unrealized gains (losses) on trading securities held at June 30, 2009 and 2008 of $7.1 billion and $(2.1) billion, respectively. For the six months ended June 30, 2009 and 2008, we recorded net unrealized gains (losses) on trading securities held at June 30, 2009 and 2008 of $7.1 billion and $(1.2) billion, respectively.

Total trading securities in our mortgage-related investments portfolio included $3.5 billion and $3.9 billion of SFAS 155 related assets as of June 30, 2009 and December 31, 2008, respectively. Gains (losses) on trading securities on our consolidated statements of operations included (losses) of $(28) million and $(15) million, related to these SFAS 155 trading securities for the three and six months ended June 30, 2009, respectively. Gains (losses) on trading securities include losses of $(386) million and $(32) million related to these SFAS 155 trading securities for the three and six months ended June 30, 2008, respectively.

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the Purchase Agreement and FHFA regulation, our mortgage-related investments portfolio as of December 31, 2009 may not exceed $900 billion, and must decline by 10% per year thereafter until it reaches $250 billion.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for reverse repurchase transactions and most derivative instruments, subject to collateral posting thresholds generally related to a counterparty’s credit rating. We had cash pledged to us related to derivative instruments of $2.8 billion and $4.3 billion at June 30, 2009 and December 31, 2008, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At June 30, 2009 and December 31, 2008, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at June 30, 2009 and December 31, 2008, we did not have securities pledged to us for reverse repurchase transactions that we had the right to repledge.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings, interest-rate swap agreements, futures and daily trade activities with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of June 30, 2009 and December 31, 2008, we had one and two uncommitted intraday lines of credit with third parties, respectively, which were secured, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs in connection with our use of the Fedwire system. There were no borrowings against these lines of credit at June 30, 2009 and December 31, 2008. In certain limited circumstances, the lines of credit agreements give the secured parties the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. See “NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS — Lending Agreement” for a discussion of our Lending Agreement with Treasury. We pledge collateral to meet these requirements upon demand by the respective counterparty.

125	Freddie Mac

Table 4.9 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged as well as the related liability, if any, recorded on our balance sheet that caused the need to post collateral.

Table 4.9 — Collateral in the Form of Securities Pledged

	June 30, 2009	December 31, 2008
	(in millions)

Securities pledged with the ability of the secured party to repledge:
Available-for-sale securities	$8,112	$21,302
Securities pledged without the ability of the secured party to repledge:
Available-for-sale securities	2,118	1,050

Total securities pledged	$10,230	$22,352

Securities Pledged with the Ability of the Secured Party to Repledge

At June 30, 2009, we had securities pledged with the ability of the secured party to repledge of $8.1 billion, of which $7.5 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above. The remaining $0.6 billion of collateral was posted in connection with our futures transactions.

At June 30, 2009, we also had $10.9 billion of securities that were originally pledged with the ability of the secured party to repledge in connection with a second uncommitted intraday line of credit, which expired in May 2009. These securities continued to be held by the counterparty on our behalf following the expiration of this line of credit while we considered a possible extension of the line. The securities were returned to us subsequent to June 30, 2009.

At December 31, 2008, we had securities pledged with the ability of the secured party to repledge of $21.3 billion, of which $20.7 billion was collateral posted in connection with our uncommitted intraday lines of credit with third parties as discussed above. The remaining $0.6 billion of collateral was posted in connection with our futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At June 30, 2009 and December 31, 2008, we had securities pledged without the ability of the secured party to repledge of $2.1 billion and $1.1 billion, respectively, at a clearing house in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At June 30, 2009, we had pledged $5.5 billion of collateral in the form of cash of which $4.2 billion related to our interest rate swap agreements as we had $4.4 billion of derivatives in a net loss position. The remaining $1.3 billion was posted at clearing houses in connection with our securities transactions.

At December 31, 2008, we had pledged $6.4 billion of collateral in the form of cash of which $5.8 billion related to our interest rate swap agreements as we had $6.1 billion of derivatives in a net loss position. The remaining $0.6 billion was posted at clearing houses in connection with our securities transactions.

126	Freddie Mac

NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one-to-four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

Table 5.1 summarizes the types of loans on our balance sheets as of June 30, 2009 and December 31, 2008. These balances do not include mortgage loans underlying our issued PCs and Structured Securities, since these are not consolidated on our balance sheets. See “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” for information on our securitized mortgage loans.

Table 5.1 — Mortgage Loans

	June 30, 2009	December 31, 2008
	(in millions)

Single-family:(1)
Conventional
Fixed-rate	$48,067	$35,070
Adjustable-rate	1,727	2,136

Total conventional	49,794	37,206
FHA/VA — Fixed-rate	1,066	548
U.S. Department of Agriculture Rural Development and other federally guaranteed loans	1,108	1,001

Total single-family	51,968	38,755

Multifamily(1):
Conventional
Fixed-rate	68,561	65,319
Adjustable-rate	9,743	7,399

Total conventional	78,304	72,718
U.S. Department of Agriculture Rural Development	3	3

Total multifamily	78,307	72,721

Total unpaid principal balance of mortgage loans	130,275	111,476

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(7,253)	(3,178)
Lower of cost or market adjustments on loans held-for-sale	(241)	(17)
Allowance for loan losses on mortgage loans held-for-investment	(831)	(690)

Total mortgage loans, net of allowance for loan losses	$121,950	$107,591

(1)	Based on unpaid principal balances and excluding mortgage loans traded, but not yet settled.

There were no transfers of held-for-sale mortgage loans to held-for-investment during the six months ended June 30, 2009 and 2008.

Loan Loss Reserves

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our balance sheet and a reserve for guarantee losses for mortgage loans that underlie our issued PCs and Structured Securities, collectively referred to as loan loss reserves. Loan loss reserves are generally established to provide for credit losses when it is probable that a loss has been incurred. For loans subject to SOP 03-3, loan loss reserves are only established when it becomes probable that we will be unable to collect all cash flows which we expected to collect when we acquired the loan. The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $24.9 billion and $0.3 billion, respectively, as of June 30, 2009.

127	Freddie Mac

Table 5.2 summarizes loan loss reserve activity.

Table 5.2 — Detail of Loan Loss Reserves

	Three Months Ended June 30,
	2009			2008
		Reserve for			Reserve for
	Allowance for	Guarantee	Total Loan	Allowance for	Guarantee	Total Loan
	Loan Losses	Losses on PCs	Loss Reserves	Loan Losses	Losses on PCs	Loss Reserves
	(in millions)

Beginning balance	$840	$21,838	$22,678	$356	$3,516	$3,872
Provision for credit losses(1)	82	5,117	5,199	159	2,378	2,537
Charge-offs(2)	(134)	(2,216)	(2,350)	(116)	(512)	(628)
Recoveries(2)	43	465	508	69	108	177
Transfers, net(3)	—	(838)	(838)	—	(145)	(145)

Ending balance	$831	$24,366	$25,197	$468	$5,345	$5,813

	Six Months Ended June 30,
	2009			2008
		Reserve for			Reserve for
	Allowance for	Guarantee	Total Loan	Allowance for	Guarantee	Total Loan
	Loan Losses	Losses on PCs	Loss Reserves	Loan Losses	Losses on PCs	Loss Reserves
	(in millions)

Beginning balance	$690	$14,928	$15,618	$256	$2,566	$2,822
Provision for credit losses	291	13,699	13,990	295	3,482	3,777
Charge-offs(2)	(252)	(3,426)	(3,678)	(239)	(687)	(926)
Recoveries(2)	102	760	862	156	156	312
Transfers, net(3)	—	(1,595)	(1,595)	—	(172)	(172)

Ending balance	$831	$24,366	$25,197	$468	$5,345	$5,813

(1)	During the three months ended June 30, 2009, we enhanced our methodology for estimating our loan loss reserves related to single-family loans to consider a greater number of loan characteristics and revisions to (1) the effect of home price changes on borrower behavior, and (2) the impact of our loss mitigation actions, including our temporary suspensions of foreclosure transfers and loan modification efforts. We estimate the impact of this enhancement reduced our loan loss reserves and consequently, the provision for credit losses by approximately $1.4 billion during the three and six months ended June 30, 2009.
(2)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our mortgage-related investments portfolio at the time of resolution. Charge-offs exclude $65 million and $94 million for the three months ended June 30, 2009 and 2008, respectively, and $105 million and $251 million for the six months ended June 30, 2009 and 2008, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Consist primarily of: (a) approximately $52 million and $375 million during the three and six months ended June 30, 2009, respectively, related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses, (b) the transfer of an amount of the recognized reserves for guaranteed losses related to PC pools associated with delinquent or modified loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase, and (c) amounts attributable to uncollectible interest on mortgage loans in our mortgage-related investments portfolio.

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

Total loan loss reserves, as presented in “Table 5.2 — Detail of Loan Loss Reserves,” consists of a specific valuation allowance related to impaired mortgage loans, which is presented in Table 5.3, and an additional reserve for other probable incurred losses, which totaled $25.0 billion and $15.5 billion at June 30, 2009 and December 31, 2008, respectively. Our recorded investment in impaired mortgage loans and the related valuation allowance are summarized in Table 5.3.

128	Freddie Mac

Table 5.3 — Impaired Loans

	June 30, 2009			December 31, 2008
	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related valuation allowance	$1,838	$(210)	$1,628	$1,126	$(125)	$1,001
No related valuation allowance(1)	10,195	—	10,195	8,528	—	8,528

Total	$12,033	$(210)	$11,823	$9,654	$(125)	$9,529

(1)	Impaired loans with no related valuation allowance primarily represent performing single-family troubled debt restructuring loans and those mortgage loans purchased out of PC pools and accounted for in accordance with SOP 03-3 that have not experienced further deterioration.

The average investment in impaired loans was $11.3 billion and $8.2 billion for the six month periods ended June 30, 2009 and 2008, respectively. The increase in impaired loans in the first half of 2009 is attributed to an increase in troubled debt restructurings.

Interest income foregone on impaired loans was approximately $104 million and $46 million for the six months ended June 30, 2009 and 2008, respectively.

Loans Acquired under Financial Guarantees

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our guarantees under certain circumstances to resolve an existing or impending delinquency or default. Our practice is to purchase and effectively liquidate the loans from pools when: (a) the loans are modified; (b) foreclosure transfers occur; (c) the loans have been delinquent for 24 months; or (d) the loans have been 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the non-performing mortgage in our mortgage-related investments portfolio. Loans purchased from PC pools that underlie our guarantees are recorded at the lesser of our acquisition cost or the loan’s fair value at the date of purchase. Our estimate of the fair value of loans purchased from PC pools is determined by obtaining indicative market prices from experienced dealers and using the median of these market prices to estimate the fair value. We recognize losses on loans purchased in our consolidated statements of operations if our net investment in the acquired loan is higher than its fair value.

We account for loans acquired in accordance with SOP 03-3 if, at acquisition, the loans have credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrowers without significant delay. The excess of contractual principal and interest over the undiscounted amount of cash flows we expect to collect represents a non-accretable difference that is neither accreted to interest income nor displayed on the consolidated balance sheets. The amount that may be accreted into interest income on such loans is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows from the loan over our initial investment in the loan. We consider estimated prepayments when calculating the accretable balance and the non-accretable difference. Table 5.4 provides details on loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 5.4 — Loans Acquired Under Financial Guarantees

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Contractual principal and interest payments at acquisition	$2,465	$874	$8,336	$1,384
Non-accretable difference	(414)	(49)	(1,010)	(71)

Cash flows expected to be collected at acquisition	2,051	825	7,326	1,313
Accretable balance	(1,472)	(275)	(4,698)	(412)

Initial investment in acquired loans at acquisition	$579	$550	$2,628	$901

	June 30,	December 31,
	2009	2008
	(in millions)

Contractual balance of outstanding loans	$15,381	$9,522

Carrying amount of outstanding loans	$8,418	$6,345

Our net investment in delinquent and modified loans purchased under financial guarantees increased approximately 33% during the six months ended June 30, 2009. During that period, we purchased approximately $6.9 billion in unpaid principal balances of these loans with a fair value at acquisition of $2.6 billion. The $4.3 billion purchase discount consists of $1.1 billion previously recognized as loan loss reserve or guarantee obligation and

129	Freddie Mac

$3.2 billion of losses on loans purchased. The non-accretable difference associated with new acquisitions during the three and six months ended June 30, 2009 increased compared to the three and six months ended June 30, 2008 due to significantly higher volumes of our purchases in the 2009 period combined with the lower expectations for recoveries on the these loans.

While these loans are seriously delinquent, no amounts are accreted to interest income. Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized a provision for credit losses related to these loans of $31 million and $5 million for the six month periods ended June 30, 2009 and 2008, respectively.

Table 5.5 provides changes in the accretable balance of loans acquired under financial guarantees and accounted for in accordance with SOP 03-3.

Table 5.5 — Changes in Accretable Balance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Beginning balance	$6,680	$2,249	$3,964	$2,407
Additions from new acquisitions	1,472	275	4,698	412
Accretion during the period	(153)	(91)	(277)	(168)
Reductions(1)	(67)	(120)	(115)	(345)
Change in estimated cash flows(2)	(203)	(25)	(274)	106
Reclassifications (to) from nonaccretable difference(3)	(896)	(77)	(1,163)	(201)

Ending balance	$6,833	$2,211	$6,833	$2,211

(1)	Represents the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to troubled debt restructurings or change in the prepayment assumptions of the related loans.
(3)	Represents the change in expected cash flows due to changes in credit quality or credit assumptions. The amount for the three months ended June 30, 2009 primarily results from a change to our model for the estimation of cash flows for loans previously modified.

Delinquency Rates

Table 5.6 summarizes the delinquency performance for mortgage loans held on our consolidated balance sheets as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees and excludes that portion of Structured Securities backed by Ginnie Mae Certificates.

Table 5.6 — Delinquency Performance

	June 30, 2009	December 31, 2008

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	2.13%	1.26%
Total number of delinquent loans	215,078	127,569
Credit-enhanced portfolio(2)
Delinquency rate	5.82%	3.79%
Total number of delinquent loans	125,257	85,719
Total portfolio, excluding Structured Transactions
Delinquency rate	2.78%	1.72%
Total number of delinquent loans	340,335	213,288
Structured Transactions:(3)
Delinquency rate	7.79%	7.23%
Total number of delinquent loans	21,472	18,138
Total single-family portfolio:
Delinquency rate	2.89%	1.83%
Total number of delinquent loans	361,807	231,426
Multifamily:
Delinquency rate(4)	0.15%	0.03%
Net carrying value of delinquent loans (in millions)	$139	$30

(1)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excluding Structured Transactions.
(3)	Structured Transactions generally have underlying mortgage loans with higher risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on net carrying value of mortgages 90 days or more delinquent rather than on a unit basis, and includes multifamily Structured Transactions.

We have worked with our Conservator to, among other things, help distressed homeowners and we have implemented a number of steps that include extending foreclosure timelines and additional efforts to modify and

130	Freddie Mac

restructure loans. Currently, we are primarily focusing on initiatives that support the MHA Program. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — MHA Program and Other Efforts to Assist the Housing Market” for further information.

NOTE 6: REAL ESTATE OWNED

For periods presented below, the weighted average holding period for our disposed properties was less than one year. Table 6.1 provides a summary of the change in the carrying value of our REO balances.

Table 6.1 — REO

	Three Months Ended June 30,
	2009			2008
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$3,925	$(977)	$2,948	$2,698	$(484)	$2,214
Additions	2,348	(148)	2,200	1,755	(106)	1,649
Dispositions and valuation allowance assessment	(2,140)	408	(1,732)	(1,240)	(43)	(1,283)

Ending balance	$4,133	$(717)	$3,416	$3,213	$(633)	$2,580

	Six Months Ended June 30,
	2009			2008
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$4,216	$(961)	$3,255	$2,067	$(331)	$1,736
Additions	4,012	(253)	3,759	3,140	(190)	2,950
Dispositions and valuation allowance assessment	(4,095)	497	(3,598)	(1,994)	(112)	(2,106)

Ending balance	$4,133	$(717)	$3,416	$3,213	$(633)	$2,580

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

The number of single-family property additions to our REO inventory increased by 77% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Increases in our single-family REO acquisitions have been most significant in the West, North Central and Southeast regions. The West region represents approximately 34% of new acquisitions during the three months ended June 30, 2009, based on the number of units, and the highest concentration in the West region is in the state of California. At June 30, 2009, our REO inventory in California represented approximately 25% of our total REO inventory based on REO value at the time of acquisition and 16% based on the number of units.

Our REO operations expenses include foreclosure expenses, REO operating expenses, net losses incurred on disposition of REO properties, offset by certain recoveries, and adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the costs to sell. Our REO operations expenses decreased in the second quarter of 2009 primarily as a result of a reduction in our holding period allowance. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property and the associated write-down is included in REO operations expense. During the second quarter of 2009, our REO property carrying values and disposition values were more closely aligned due to more stable national home prices in the period. Single-family REO disposition losses, excluding our holding period allowance, totaled $304 million and $183 million for the three months ended June 30, 2009 and 2008, respectively, and were $610 million and $292 million during the six months ended June 30, 2009 and 2008, respectively. The reduction in our holding period allowance substantially offset the impact of our REO disposition losses during the second quarter of 2009.

During the six months ended June 2008, the majority of our acquisitions of REO properties resulted from transfers from our mortgage-related investment portfolio. We had $1.5 billion in such non-cash transfers in that period. In contrast, the amount of non-cash acquisitions of REO properties during the six-months ended June 30, 2009 was $0.6 billion because the majority of our REO acquisitions during the first half of 2009 resulted from cash payment for loan extinguishments of mortgages within PC pools at the time of foreclosure and conversion to REO. These cash

131	Freddie Mac

expenditures are included in net payments of mortgage insurance and acquisitions and dispositions of real estate owned in our consolidated statement of cash flows.

NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities are classified as either short-term (due within one year) or long-term (due after one year) based on their remaining contractual maturity.

The Purchase Agreement provides that, without the prior consent of Treasury, we may not incur indebtedness that would result in our aggregate indebtedness exceeding (i) through and including December 30, 2010, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31, 2009 and (ii) beginning on December 31, 2010, and through and including December 30, 2011, and each year thereafter, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31 of the immediately preceding calendar year. We also cannot become liable for any subordinated indebtedness, without the prior written consent of Treasury. For the purposes of the Purchase Agreement, we have determined that the balance of our indebtedness at June 30, 2009 and December 31, 2008 did not exceed the applicable limit.

Table 7.1 summarizes the balances and effective interest rates for debt securities, as well as subordinated borrowings.

Table 7.1 — Total Debt

	June 30, 2009			December 31, 2008
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)
	(dollars in millions)

Short-term debt:
Reference Bills® securities and discount notes	$246,135	$245,765	0.57%	$311,227	$310,026	1.67%
Medium-term notes	16,657	16,657	0.83	19,675	19,676	2.61

Subtotal	262,792	262,422	0.59	330,902	329,702	1.73
Current portion of long-term debt	81,737	81,713	3.22	105,420	105,412	3.46

Short-term debt	344,529	344,135	1.21	436,322	435,114	2.15
Long-term debt:
Senior debt(3)	507,958	488,329	3.53	429,170	403,402	4.70
Subordinated debt(4)	4,784	4,514	5.59	4,784	4,505	5.59

Long-term debt	512,742	492,843	3.55	433,954	407,907	4.71

Total debt	$857,271	$836,978		$870,276	$843,021

(1)	Represents par value, net of associated discounts, premiums and hedging-related basis adjustments, including $1.6 billion of the current portion of long-term debt at both June 30, 2009 and December 31, 2008, and $5.9 billion and $11.7 billion of long-term debt that represents the fair value of foreign-currency denominated debt in accordance with SFAS 159 at June 30, 2009 and December 31, 2008, respectively.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs and hedging-related basis adjustments.
(3)	Balance, net for senior debt includes callable debt of $160.1 billion and $174.3 billion at June 30, 2009 and December 31, 2008, respectively.
(4)	Balance, net for subordinated debt includes callable debt of $— billion at both June 30, 2009 and December 31, 2008.

For the three and six months ended June 30, 2009, we recognized fair value gains (losses) of $(797) million and $(330) million on our foreign-currency denominated debt, respectively, of which $(655) million and $(75) million were gains (losses) related to our net foreign-currency translation, respectively.

During July 2009 we made a tender offer to purchase $4.4 billion of our outstanding Freddie SUBS® securities. We accepted $3.9 billion of the tendered securities. This buyback is consistent with our efforts to reduce our funding costs.

Lines of Credit

We have an intraday line of credit with a third-party to provide additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs, including us, in connection with our use of the Fedwire system. At June 30, 2009 and December 31, 2008, we had one and two secured, uncommitted lines of credit totaling $7 billion and $17 billion, respectively. No amounts were drawn on these lines of credit at June 30, 2009 and December 31, 2008. We expect to continue to use these facilities from time to time to satisfy our intraday financing needs; however, since the line is uncommitted, we may not be able to draw on it if and when needed.

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

132	Freddie Mac

by Treasury pursuant to the Lending Agreement must be collateralized by Freddie Mac or Fannie Mae mortgage-related securities. As of June 30, 2009, we held approximately $522 billion of fair value in Freddie Mac and Fannie Mae mortgage-related securities available to be pledged as collateral. In addition, as of that date, we held another approximately $52 billion in single-family loans in our mortgage-related investments portfolio that could be securitized into Freddie Mac mortgage-related securities and then pledged as collateral under the Lending Agreement. Treasury may assign a reduced value to mortgage-related securities we provide as collateral under the Lending Agreement, which would reduce the amount we are able to borrow. Further, unless amended or waived by Treasury, the amount we may borrow under the Lending Agreement is limited by the restriction under the Purchase Agreement on incurring debt in excess of a specified limit.

The Lending Agreement does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the credit facility published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the credit facility will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the credit facility ordinarily will be based on the daily LIBOR for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the Lending Agreement will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility in significant amounts could have a material adverse impact on our financial results. No amounts were borrowed under this facility as of June 30, 2009.

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

NOTE 8: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the six months ended June 30, 2009, other than through our stock-based compensation plans. During the six months ended June 30, 2009, restrictions lapsed on 1,654,168 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 11: STOCK-BASED COMPENSATION” in our 2008 Annual Report. We received $6.1 billion and $30.8 billion in June 2009 and March 2009, respectively, pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of March 31, 2009 and December 31, 2008, respectively. As a result of funding of these draw requests, the aggregate liquidation preference on the senior preferred stock owned by Treasury increased from $14.8 billion as of December 31, 2008 to $51.7 billion. The amount remaining under the funding commitment from Treasury is $149.3 billion, which does not include the initial liquidation preference of $1 billion reflecting the cost of the initial funding commitment (as no cash was received).

Dividends Declared During 2009

On March 31, 2009 and June 30, 2009, we paid dividends of $370 million and $1.1 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. Consistent with the Purchase Agreement covenants, we did not declare dividends on our common stock or any other series of preferred stock outstanding during the six months ended June 30, 2009.

Exchange Listing of Common Stock and Preferred Stock

On November 17, 2008, we received a notice from the NYSE that we had failed to satisfy one of the NYSE’s standards for continued listing of our common stock. Specifically, the NYSE advised us that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock over a consecutive 30 trading-day period was less than $1 per share. On December 2, 2008, we advised the NYSE of our intent to cure this deficiency by May 18, 2009, and that we may undertake a reverse stock split in order to do so. On February 26, 2009, the NYSE suspended the application of its minimum price listing standard until June 30, 2009 (subsequently extended until July 31, 2009). The suspension period expired on July 31, 2009, and we have not regained compliance with the minimum price standard. Under applicable NYSE rules, we now have until October 20, 2009 to bring our share price and our average share price for the 30 consecutive trading days preceding October 20, 2009, above $1. If we fail to do so, NYSE rules provide that the NYSE will initiate suspension and delisting procedures.

133	Freddie Mac

The delisting of our common stock would likely also result in the delisting of our NYSE-listed preferred stock. The delisting of our common stock or NYSE-listed preferred stock would require any trading in these securities to occur in the over-the-counter market and could adversely affect the market prices, trading volume and liquidity of the markets for these securities. As a result, it could be more difficult for our shareholders to sell their shares, especially at prices comparable to those in effect prior to delisting. We will work with our Conservator to determine the specific action or actions that may be taken to cure the deficiency, but there is no assurance that any such actions will be taken or that any actions taken will be successful. The average share price of our common stock for the 30 consecutive trading days ended as of the filing of this Form 10-Q was less than $1 per share.

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

Table 9.1 — Net Worth and Minimum Capital

	June 30, 2009	December 31, 2008
	(in millions)

GAAP net worth(1)	$8,232	$(30,634)
Core capital(2)(3)	$(8,748)	$(13,174)
Less: Minimum capital requirement(2)	29,234	28,200

Minimum capital surplus (deficit)(2)	$(37,982)	$(41,374)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP. With our adoption of SFAS 160 on January 1, 2009, our net worth is now equal to our total equity (deficit). Prior to adoption of SFAS 160, our total stockholders’ equity (deficit) was substantially the same as our net worth except that it excluded non-controlling interests (previously referred to as minority interests). As a result of SFAS 160, non-controlling interests are now classified as part of total equity (deficit).
(2)	Core capital and minimum capital figures for June 30, 2009 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital as of June 30, 2009 and December 31, 2008 excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and non-controlling interests) as these items do not meet the statutory definition of core capital.

Following our entry into conservatorship, we have focused our risk and capital management, consistent with the objectives of conservatorship, on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, upon FHFA’s request on our behalf, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets.

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

At June 30, 2009, our assets exceeded our liabilities by $8.2 billion. Because we had a positive net worth as of June 30, 2009 FHFA has not submitted a draw request on our behalf to Treasury for any additional funding under the Purchase Agreement. Should our assets be lower than our obligations, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. We received $6.1 billion on June 30, 2009 in accordance with the draw request submitted by FHFA on May 12, 2009 to address the deficit in our net worth as of March 31, 2009, and have received $50.7 billion from Treasury under the Purchase Agreement to date. We expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could materially affect the level and volatility of our net worth. The aggregate liquidation preference of the senior preferred stock is $51.7 billion and the amount remaining under the Treasury’s funding agreement is $149.3 billion. We paid our quarterly dividend of $370 million and $1.1 billion, respectively, on the senior preferred stock in cash on March 31, 2009 and June 30, 2009 at the direction of the Conservator.

134	Freddie Mac

NOTE 10: DERIVATIVES

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt and synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in order to more closely match changes in the interest-rate characteristics of our mortgage assets; and

•	hedge foreign-currency exposure.

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

135	Freddie Mac

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

Table 10.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 10.1 — Derivative Assets and Liabilities at Fair Value

	At June 30, 2009			At December 31, 2008
		Derivatives at Fair Value			Derivatives at Fair Value
	Notional or			Notional or
	Contractual			Contractual
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under SFAS 133(2)
Interest-rate swaps:
Receive-fixed	$315,284	$6,143	$(3,889)	$279,609	$22,285	$(19)
Pay-fixed	401,901	2,309	(21,438)	404,359	104	(51,894)
Basis (floating to floating)	51,065	38	(17)	82,190	209	(101)

Total interest-rate swaps	768,250	8,490	(25,344)	766,158	22,598	(52,014)
Option-based
Call swaptions
Purchased	187,047	10,499	—	177,922	21,089	—
Written	12,250	—	(156)	—	—	—
Put swaptions
Purchased	65,375	2,288	—	41,550	539	—
Written	26,500	—	(619)	6,000	—	(46)
Other option-based derivatives(3)	239,553	1,689	(117)	68,583	1,913	(49)

Total option-based	530,725	14,476	(892)	294,055	23,541	(95)
Futures	31,101	12	(53)	128,698	234	(1,105)
Foreign-currency swaps	7,186	1,749	—	12,924	2,982	—
Forward purchase and sale commitments	70,306	142	(384)	108,273	537	(532)
Credit derivatives	19,648	38	(12)	13,631	45	(7)
Swap guarantee derivatives	3,441	—	(35)	3,281	—	(11)

Total derivatives not designated as hedging instruments under SFAS 133	1,430,657	24,907	(26,720)	1,327,020	49,937	(53,764)
Netting adjustments(4)		(24,588)	25,835		(48,982)	51,487

Total derivative portfolio, net	$1,430,657	$319	$(885)	$1,327,020	$955	$(2,277)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle payable were $1.5 billion and $24 million, respectively, at June 30, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(186) million and $1.1 billion at June 30, 2009 and December 31, 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

136	Freddie Mac

Table 10.2 presents the gains and losses of derivatives reported in our consolidated statements of operations.

Table 10.2 — Gains and Losses on Derivatives(1)

	Three Months Ended June 30,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in		Reclassified from		(Ineffective Portion and
	AOCI on Derivative		AOCI into Earnings		Amount Excluded from
Derivatives in SFAS 133	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Cash Flow Hedging Relationships(3)	2009	2008	2009	2008	2009	2008
	(in millions)

Pay-fixed interest rate swaps	$—	$363	$—	$(36)	$—	$7
Forward sale commitments	—	3	—	—	—	—
Closed cash flow hedges(4)	—	—	(294)	(327)	—	—

Total	$—	$366	$(294)	$(363)	$—	$7

	Six Months Ended June 30,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in		Reclassified from		(Ineffective Portion and
	AOCI on Derivative		AOCI into Earnings		Amount Excluded from
Derivatives in SFAS 133	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Cash Flow Hedging Relationships(3)	2009	2008	2009	2008	2009	2008
	(in millions)

Pay-fixed interest rate swaps	$—	$305	$—	$(36)	$—	$4
Forward sale commitments	—	11	—	—	—	—
Closed cash flow hedges(4)	—	—	(609)	(630)	—	—

Total	$—	$316	$(609)	$(666)	$—	$4

137	Freddie Mac

	Derivative Gains (Losses)(5)
			Six Months Ended
Derivatives not designated as hedging	Three Months Ended June 30,		June 30,
instruments under SFAS 133(6)	2009	2008	2009	2008
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(63)	$(490)	$124	$(297)
U.S. dollar denominated	(10,187)	(7,204)	(11,990)	2,299

Total receive-fixed swaps	(10,250)	(7,694)	(11,866)	2,002
Pay-fixed	18,524	11,259	25,229	(3,874)
Basis (floating to floating)	(116)	(23)	(115)	(21)

Total interest-rate swaps	8,158	3,542	13,248	(1,893)
Option-based:
Call swaptions
Purchased	(5,910)	(2,542)	(9,297)	698
Written	94	27	211	21
Put swaptions
Purchased	1,002	72	1,047	(53)
Written	(370)	(93)	(357)	(90)
Other option-based derivatives(7)	(240)	(88)	(215)	(64)

Total option-based	(5,424)	(2,624)	(8,611)	512
Futures	(252)	(154)	(224)	493
Foreign-currency swaps(8)	583	(48)	10	1,189
Forward purchase and sale commitments	140	(243)	(272)	268
Credit derivatives	(6)	10	(5)	14
Swap guarantee derivatives	9	(1)	(22)	(1)

Subtotal	3,208	482	4,124	582
Accrual of periodic settlements:
Receive-fixed interest rate swaps(9)	1,380	648	2,468	721
Pay-fixed interest rate swaps	(2,269)	(1,118)	(4,211)	(1,595)
Foreign-currency swaps	22	101	71	158
Other	20	2	90	4

Total accrual of periodic settlements	(847)	(367)	(1,582)	(712)

Total	$2,361	$115	$2,542	$(130)

(1)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.
(2)	Gain or (loss) arises when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. No amounts have been excluded from the assessment of effectiveness.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that are designated as cash flow hedges are recognized as basis adjustments to the related assets which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in long-term debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(5)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(6)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(7)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(8)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(9)	Includes imputed interest on zero-coupon swaps.

During 2008, we designated certain derivative positions as cash flow hedges of changes in cash flows associated with our forecasted issuances of debt, consistent with our risk management goals, in an effort to reduce interest rate risk related volatility in our consolidated statements of operations. In conjunction with our entry into conservatorship on September 6, 2008, we determined that we could no longer assert that the associated forecasted issuances of debt were probable of occurring and, as a result, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt. The previous deferred amount related to these hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of operations. As a result of our discontinuance of this hedge accounting strategy, we transferred $27.6 billion in notional amount and $(488) million in fair value from open cash flow hedges to closed cash flow hedges on September 6, 2008. During 2008, we also elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities; however, we discontinued hedge accounting for these derivative instruments in December 2008.

138	Freddie Mac

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at June 30, 2009 and December 31, 2008 was $2.8 billion and $4.3 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at June 30, 2009 and December 31, 2008 was $4.2 billion and $5.8 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. In the event our credit ratings fell below certain specified rating triggers or were withdrawn by S&P or Moody’s, the counterparties to the derivative instruments were entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2009, was $4.6 billion for which we posted collateral of $4.2 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2009, we would have been required to post an additional $0.4 billion of collateral to our counterparties.

At June 30, 2009 and December 31, 2008, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

As shown in Table 10.3 the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $3.3 billion and $3.4 billion at June 30, 2009 and 2008, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

Over the next 12 months, we estimate that approximately $719 million, net of taxes, of the $3.3 billion of cash flow hedging losses in AOCI, net of taxes, at June 30, 2009 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 24 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at June 30, 2009, will be reclassified to earnings over the next five and ten years, respectively.

Table 10.3 presents the changes in AOCI, net of taxes, related to derivatives designated as cash flow hedges. Net change in fair value related to cash flow hedging activities, net of tax, represents the net change in the fair value of the derivatives that were designated as cash flow hedges, after the effects of our federal statutory tax rate of 35% for cash flow hedges closed prior to 2008 and a tax rate of 0% for cash flow hedges closed during 2008, to the extent the hedges were effective. No tax effect has been calculated on the cash flow hedges closed during 2008 because of the establishment of the valuation allowance in the third quarter of 2008. Net reclassifications of losses to earnings, net of tax, represents the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. For further information on our deferred tax assets, net valuation allowance see “NOTE 12: INCOME TAXES.”

Table 10.3 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Six Months Ended
	June 30,
	2009	2008
	(in millions)

Beginning balance(1)	$(3,678)	$(4,059)
Adjustment to initially apply SFAS 159(2)	—	4
Net change in fair value related to cash flow hedging activities, net of tax(3)	—	204
Net reclassifications of losses to earnings and other, net of tax(4)	403	433

Ending balance(1)	$(3,275)	$(3,418)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Net of tax benefit of $— for the six months ended June 30, 2008.
(3)	Net of tax benefit of $112 million for the six months ended June 30, 2008.
(4)	Net of tax benefit of $206 million and $233 million for the six months ended June 30, 2009 and 2008, respectively.

139	Freddie Mac

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

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook.  Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. On January 20, 2009, FHFA filed a motion to intervene and stay the proceedings. On February 6, 2009, the court granted FHFA’s motion to intervene and stayed the case for 45 days. On May 19, 2009, plaintiffs filed an amended consolidated complaint. Freddie Mac’s response to the amended consolidated complaint is due by August 27, 2009. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition, or results of operations.

Shareholder Demand Letters.  In late 2007 and early 2008, the Board of Directors received three letters from purported shareholders of Freddie Mac, which together contain allegations of corporate mismanagement and breaches of fiduciary duty in connection with the company’s risk management, alleged false and misleading financial disclosures, and the alleged sale of stock based on material non-public information by certain current and former officers and directors of Freddie Mac. One letter demands that the board commence an independent investigation into the alleged conduct, institute legal proceedings to recover damages from the responsible individuals, and implement corporate governance initiatives to ensure that the alleged problems do not recur. The second letter demands that Freddie Mac commence legal proceedings to recover damages from responsible board members, senior officers, Freddie Mac’s outside auditors, and other parties who allegedly aided or abetted the improper conduct. The third letter demands relief similar to that of the second letter, as well as recovery for unjust enrichment. Prior to the Conservatorship, the Board of Directors formed a Special Litigation Committee, or SLC, to investigate the purported shareholders’ allegations, and engaged counsel for that purpose. Pursuant to the conservatorship, FHFA, as the Conservator, has succeeded to the powers of the Board of Directors, including the power to conduct investigations such as the one conducted by the SLC of the prior Board of Directors. The counsel engaged by the former SLC is continuing the investigation pursuant to instructions from FHFA.

140	Freddie Mac

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

On August 15, 2008, a purported shareholder derivative lawsuit was filed by the Louisiana Municipal Police Employees Retirement System, or LMPERS, in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac. The plaintiff alleges that the defendants breached their fiduciary duties and violated federal securities laws in connection with the company’s recent losses, including by unjustly enriching themselves with salaries, bonuses, benefits and other compensation, and through their sale of stock based on material non-public information. The plaintiff seeks unspecified damages, constructive trusts on proceeds associated with insider trading and improper payments made to defendants, restitution and disgorgement, an order requiring reform and improvement of corporate governance, costs and attorneys’ fees.

On October 15, 2008, the U.S. District Court for the Eastern District of Virginia consolidated the LMPERS and Adams Family Trust cases. On October 24, 2008, a motion was filed to have LMPERS appointed lead plaintiff. On November 3, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. In that capacity, FHFA also filed a motion to stay all proceedings and to substitute for plaintiffs in the action. On December 12, 2008, the Court consolidated the Bassman litigation with the LMPERS and Adams Family Trust cases. On December 19, 2008, the Court stayed the consolidated cases pending further order from the Court. On July 27, 2009, the Court granted FHFA’s motion to substitute for plaintiffs and lifted the stay. At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

A shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on June 6, 2008 in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac by the Esther Sadowsky Testamentary Trust, which had submitted a shareholder demand letter to the Board of Directors in late 2007. The complaint alleges that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief. Among other things, plaintiff also seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, in its capacity as Conservator, FHFA filed a motion to intervene and substitute for plaintiffs. FHFA also filed a motion to stay all proceedings for a period of 90 days. On January 28, 2009, the magistrate judge assigned to the case issued a report recommending that FHFA’s motion to substitute as plaintiff be granted. By order dated May 6, 2009, the Court adopted and affirmed the magistrate judge’s report substituting FHFA as plaintiff in place of the Trust and stayed the case for an additional 45 days. Plaintiff has filed a notice of appeal with respect to the Court’s May 6 ruling. On June 25, 2009, the Court entered an order allowing the defendants until December 1, 2009 to

141	Freddie Mac

respond to the complaint. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Antitrust Lawsuits.  Beginning in January 2005, a number of class actions were filed by mortgage borrowers against Freddie Mac and Fannie Mae. These actions were consolidated for all purposes in the U.S. District Court for the District of Columbia and on August 5, 2005, a Consolidated Class Action Complaint was filed alleging that both companies conspired to establish and maintain artificially high management and guarantee fees. The complaint covers the period January 1, 2001 to the present and asserts a variety of claims under federal and state antitrust laws, as well as claims under consumer-protection and similar state laws. The plaintiffs seek injunctive relief, unspecified damages (including treble damages with respect to the antitrust claims and punitive damages with respect to some of the state claims) and other forms of relief. The defendants filed a joint motion to dismiss the action in October 2005. On October 29, 2008, the Court entered an Order granting in part and denying in part the motion to dismiss. On November 13, 2008, the Court issued an order granting FHFA’s motion to intervene in its capacity as Conservator for Freddie Mac and Fannie Mae, granting FHFA’s motion to stay the proceedings for 135 days, and ordering the parties to file a joint status report on April 1, 2009. On March 6, 2009, the Court stayed the proceedings for an additional 90 days and ordered the parties to file a joint status report and scheduling order by June 30, 2009. On June 26, 2009, the Court dismissed the case without prejudice pursuant to a stipulation among the parties.

Government Investigations and Inquiries.  On September 26, 2008, Freddie Mac received a federal grand jury subpoena from the U.S. Attorney’s Office for the Southern District of New York. The subpoena sought documents relating to accounting, disclosure and corporate governance matters for the period beginning January 1, 2007. Subsequently, we were informed that the subpoena was withdrawn, and that an investigation is being conducted by the U.S. Attorney’s Office for the Eastern District of Virginia. On September 26, 2008, Freddie Mac received notice from the Staff of the Enforcement Division of the U.S. Securities and Exchange Commission that it is also conducting an inquiry to determine whether there has been any violation of federal securities laws, and directing the company to preserve documents. On October 21, 2008, the SEC issued to the company a request for documents. The SEC staff is also conducting interviews of company employees. Beginning January 23, 2009, the SEC issued subpoenas to Freddie Mac and certain of its employees pursuant to a formal order of investigation. Freddie Mac is cooperating fully in these matters.

Indemnification Requests.  By letter dated October 17, 2008, Freddie Mac received formal notification of a putative class action securities lawsuit, Mark v. Goldman, Sachs & Co., J.P. Morgan Chase & Co., and Citigroup Global Markets Inc., filed on September 23, 2008, in the U.S. District Court for the Southern District of New York, regarding the company’s November 29, 2007 public offering of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. On April 30, 2009, the Court consolidated the Mark case with the Kreysar case discussed below, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in the Mark case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

By letter dated June 5, 2009, Freddie Mac received formal notification of a putative class action lawsuit, Liberty Mutual Insurance Company, Peerless Insurance Company, Employers Insurance Company of Wausau, Safeco Corporation, and Liberty Assurance Company of Boston v. Goldman, Sachs & Co., filed on April 6, 2009 in the Superior Court for the Commonwealth of Massachusetts, County of Suffolk and removed to the U.S. District Court for the District of Massachusetts on April 24, 2009. The complaint alleges that Goldman, Sachs & Co. omitted and made untrue statements of material facts, committed unfair or deceptive trade practices, common law fraud, and negligent misrepresentation, and violated the laws of the Commonwealth of Massachusetts and the State of Washington while acting as the underwriter of 240,000,000 shares of Freddie Mac preferred stock (Series Z) issued December 4, 2007. On April 24, 2009, Goldman Sachs joined with defendants in the Jacoby case discussed below and in the Mark and Kreysar cases in filing a motion to transfer the Liberty Mutual and Jacoby cases to the judge hearing the Mark and Kreysar cases. Freddie Mac is not named as a defendant in this lawsuit, but the underwriters gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

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

142	Freddie Mac

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

On January 29, 2009, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York styled Kreysar v. Syron, et al. As noted above, on April 30, 2009, the Court consolidated the Mark case with the Kreysar case, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. The consolidated complaint alleges that former Freddie Mac officers Syron, Piszel, and Cook, certain underwriters and Freddie Mac’s auditor, PricewaterhouseCoopers LLP, violated federal securities laws by making material false and misleading statements in connection with an offering by Freddie Mac of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock Series Z that commenced on November 29, 2007. The complaint further alleges that certain defendants and others made additional false statements following the offering. The complaint names as defendants Syron, Piszel, Cook, Goldman, Sachs & Co., JPMorgan Chase & Co., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and PricewaterhouseCoopers LLP. Freddie Mac is not named as a defendant in this lawsuit.

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

NOTE 12: INCOME TAXES

For the three months ended June 30, 2009 and 2008, we reported an income tax benefit of $184 million and $1.0 billion, respectively, representing effective tax rates of (31.5)% and 55.7%, respectively. For the six months ended June 30, 2009 and 2008, we reported an income tax benefit of $1.1 billion and $1.5 billion, respectively, representing effective tax rates of 11.0% and 60.0%, respectively. Our effective tax rate for the three months and six months ended June 30, 2009 was different from the statutory rate of 35% primarily due to the establishment of a valuation allowance in the third quarter of 2008, for which only those tax benefits that can be carried back pursuant to the tax law have been recorded. As of June 30, 2008, no valuation allowance existed and therefore, the entire tax benefit on the pretax losses, including the additional tax benefit from the LIHTC credits and tax-exempt interest had been recognized.

Deferred Tax Assets, Net

Table 12.1 — Deferred Tax Assets, Net

	June 30, 2009			December 31, 2008
		Adjust for			Adjust for
		Valuation	Adjusted		Valuation	Adjusted
	Amount	Allowance	Amount	Amount	Allowance	Amount
	(in millions)

Deferred tax assets:
Deferred fees	$1,981	$(1,981)	$—	$3,027	$(3,027)	$—
Basis differences related to derivative instruments	4,137	(4,137)	—	5,969	(5,969)	—
Credit related items and reserve for loan losses	12,411	(12,411)	—	7,478	(7,478)	—
Basis differences related to assets held for investment	498	(498)	—	5,504	(5,504)	—
Unrealized (gains) losses related to available-for-sale securities	16,894	—	16,894	15,351	—	15,351
LIHTC and AMT credit carryforward	1,287	(1,287)	—	526	(526)	—
Other items, net	152	(152)	—	186	(186)	—

Total deferred tax assets	37,360	(20,466)	16,894	38,041	(22,690)	15,351

Deferred tax liabilities:
Basis differences related to debt	(317)	317	—	(314)	314	—

Total deferred tax (liability)	(317)	317	—	(314)	314	—

Deferred tax assets, net	$37,043	$(20,149)	$16,894	$37,727	$(22,376)	$15,351

We use the asset and liability method of accounting for income taxes pursuant to SFAS 109. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce deferred tax assets, net when it is more likely than not that a tax benefit will not be realized. The realization of our deferred tax assets, net is dependent upon the generation of sufficient taxable income or upon our conclusion that we have the intent and ability to hold our available-for-sale

143	Freddie Mac

securities to the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary and whether the allowance should be adjusted. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax assets, net will be realized and whether a valuation allowance is necessary.

Recent events, including those described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments,” in our 2008 Annual Report fundamentally affect our control, management and operations and are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. In evaluating our need for a valuation allowance, we considered all of the events and evidence discussed above, in addition to: (1) our three-year cumulative loss position; (2) our carryback and carryforward availability; (3) our difficulty in predicting unsettled circumstances; and (4) our conclusion that we have the intent and ability to hold our available-for-sale securities to the recovery of any temporary unrealized losses.

Subsequent to the date of our entry into conservatorship, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized due to our inability to generate sufficient taxable income. After evaluating all available evidence, including the events and developments related to our conservatorship, other recent events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the second quarter of 2009. We reduced our valuation allowance by $2.2 billion during the first half of 2009. This was as a result of recording an additional valuation allowance of $3.1 billion in the first quarter offset by a $5.3 billion reduction in the second quarter, which primarily represents the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required upon adoption of FSP FAS 115-2 and FAS 124-2. See “NOTE 4: INVESTMENTS IN SECURITIES” for additional information on our adoption of this FSP. Our total valuation allowance as of June 30, 2009 was $20.1 billion. As of June 30, 2009, we had a deferred tax asset, net of $16.9 billion representing the tax effect of unrealized losses on our available-for-sale securities, which management believes is more likely than not of being realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

We are projecting a taxable loss for full year 2009. This loss is expected to be carried back to 2007. As a result of this carryback, low-income housing tax credits previously recognized in 2008 and 2007 in the amount of $164 million and $258 million, respectively, are estimated to be carried forward to future periods. In addition, we do not expect to be able to use the LIHTC tax credits of $299 million generated in 2009. A full valuation allowance was established against these deferred tax assets based on our June 30, 2009 deferred tax asset valuation allowance assessment.

Unrecognized Tax Benefits

At June 30, 2009, we had total unrecognized tax benefits, exclusive of interest, of $629 million. Included in the $629 million are $6 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The remaining $623 million of unrecognized tax benefits at June 30, 2009 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility.

We continue to recognize interest and penalties, if any, in income tax expense. Total accrued interest receivable, changed from $245 million at December 31, 2008 to $246 million at June 30, 2009. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to the settlement in U.S. Tax Court discussed below; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. At June 30, 2009, our accrued contingent interest receivable balance of $246 million was net of approximately $232 million of accrued interest payable that was allocable to unrecognized tax benefits. We have no amount accrued for penalties. Accrued interest receivable is presented pre-tax in this Form 10-Q to conform to the current presentation.

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

144	Freddie Mac

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

Table 13.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three and six months ended June 30, 2009 and 2008. Net periodic benefit cost is included in salaries and employee benefits in our consolidated statements of operations.

Table 13.1 — Net Periodic Benefit Cost Detail

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Pension Benefits

Service cost	$8	$9	$16	$17
Interest cost on benefit obligation	8	9	17	17
Expected (return) loss on plan assets	(8)	(11)	(16)	(21)
Recognized net actuarial (gain) loss	3	—	6	1

Net periodic benefit cost	$11	$7	$23	$14

Postretirement Health Care Benefits

Service cost	$2	$2	$3	$4
Interest cost on benefit obligation	2	2	4	4

Net periodic benefit cost	$4	$4	$7	$8

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount at least equal to the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. We do not expect to have a required minimum contribution in 2009. We presently anticipate making a 2009 contribution equal to the amount required to fully fund the Pension Plan’s projected benefit obligation as of December 31, 2009. This contribution is expected to be between $60 million and $80 million based upon certain economic and business assumptions. These assumptions include, but are not limited to, financial market performance and interest rate changes. Changes in these assumptions during the year ended December 31, 2009 could significantly impact the actual amount contributed.

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

145	Freddie Mac

Table 14.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at June 30, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities:
Freddie Mac	$—	$231,509	$22,080	$—	$253,589
Subprime	—	—	39,935	—	39,935
Commercial mortgage-backed securities	—	—	49,208	—	49,208
MTA Option ARM	—	—	6,536	—	6,536
Alt-A and other	—	18	12,329	—	12,347
Fannie Mae	—	39,658	369	—	40,027
Obligations of states and political subdivisions	—	—	11,617	—	11,617
Manufactured housing	—	—	809	—	809
Ginnie Mae	—	350	25	—	375

Total mortgage-related securities	—	271,535	142,908	—	414,443
Non-mortgage-related securities:
Asset-backed securities	—	6,248	—	—	6,248

Total available-for-sale securities, at fair value	—	277,783	142,908	—	420,691
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	200,190	2,172	—	202,362
Fannie Mae	—	35,030	1,116	—	36,146
Ginnie Mae	—	167	26	—	193
Other	—	—	30	—	30

Total mortgage-related securities	—	235,387	3,344	—	238,731
Non-mortgage-related securities:
Asset-backed securities	—	540	—	—	540
Treasury Bills	11,395	—	—	—	11,395

Total non-mortgage-related securities	11,395	540	—	—	11,935

Total trading securities, at fair value	11,395	235,927	3,344	—	250,666

Total investments in securities	11,395	513,710	146,252	—	671,357
Mortgage loans:
Held-for-sale, at fair value	—	—	223	—	223
Derivative assets, net	45	24,740	122	(24,588)	319
Guarantee asset, at fair value	—	—	7,576	—	7,576

Total assets carried at fair value on a recurring basis	$11,440	$538,450	$154,173	$(24,588)	$679,475

Liabilities:
Debt securities denominated in foreign currencies	$—	$7,497	$—	$—	$7,497
Derivative liabilities, net	54	25,897	769	(25,835)	885

Total liabilities carried at fair value on a recurring basis	$54	$33,394	$769	$(25,835)	$8,382

	Fair Value at December 31, 2008
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities	$—	$344,364	$105,740	$—	$450,104
Non-mortgage-related securities	—	8,794	—	—	8,794

Subtotal available-for-sale, at fair value	—	353,158	105,740	—	458,898
Trading, at fair value
Mortgage-related securities	—	188,161	2,200	—	190,361

Total investments in securities	—	541,319	107,940	—	649,259
Mortgage loans:
Held-for-sale, at fair value	—	—	401	—	401
Derivative assets, net	233	49,567	137	(48,982)	955
Guarantee asset, at fair value	—	—	4,847	—	4,847

Total assets carried at fair value on a recurring basis	$233	$590,886	$113,325	$(48,982)	$655,462

Liabilities:
Debt securities denominated in foreign currencies	$—	$13,378	$—	$—	$13,378
Derivative liabilities, net	1,150	52,577	37	(51,487)	2,277

Total liabilities carried at fair value on a recurring basis	$1,150	$65,955	$37	$(51,487)	$15,655

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle payable were $1.5 billion and $24 million, respectively, at June 30, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(186) million and $1.1 billion at June 30, 2009 and December 31, 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

146	Freddie Mac

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

Our Level 3 items mainly consist of non-agency residential mortgage-related securities, CMBS, certain agency mortgage-related securities and our guarantee asset. During the six months ended June 30, 2009, the market for CMBS and during the six months ended June 30, 2008 the market for securities backed by subprime, MTA Option ARM, Alt-A and other loans became significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs. Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of discounts for liquidity applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. See “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” in our 2008 Annual Report for more information about the valuation of our guarantee asset.

Table 14.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended June 30, 2009
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	March 31, 2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net	of Level 3(5)	June 30, 2009	still held(6)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$17,418	$(2)	$552	$550	$4,045	$67	$22,080	$—
Subprime	46,175	(1,291)	(1,545)	(2,836)	(3,404)	—	39,935	(1,291)
Commercial mortgage-backed securities	46,684	—	3,251	3,251	(727)	—	49,208	—
MTA Option ARM	6,557	(470)	921	451	(472)	—	6,536	(470)
Alt-A and other	11,877	(396)	1,828	1,432	(980)	—	12,329	(396)
Fannie Mae	364	—	4	4	(9)	10	369	—
Obligations of states and political subdivisions	11,684	1	180	181	(248)	—	11,617	—
Manufactured housing	720	(45)	164	119	(30)	—	809	(45)
Ginnie Mae	19	—	—	—	(1)	7	25	—

Total mortgage-related securities	141,498	(2,203)	5,355	3,152	(1,826)	84	142,908	(2,202)

Total available-for-sale securities, at fair value	141,498	(2,203)	5,355	3,152	(1,826)	84	142,908	(2,202)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,636	447	—	447	40	49	2,172	447
Fannie Mae	638	166	—	166	312	—	1,116	166
Ginnie Mae	28	—	—	—	(2)	—	26	—
Other	29	1	—	1	—	—	30	1

Total trading securities, at fair value	2,331	614	—	614	350	49	3,344	614
Mortgage loans:
Held-for-sale, at fair value	636	(10)	—	(10)	(403)	—	223	(20)
Guarantee asset(7)	5,026	2,297	—	2,297	253	—	7,576	2,297
Net derivatives(8)	231	(850)	—	(850)	(28)	—	(647)	(766)

147	Freddie Mac

	Six Months Ended June 30, 2009
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	January 1, 2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net	of Level 3(5)	June 30, 2009	still held(6)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$18,320	$(2)	$615	$613	$3,363	$(216)	$22,080	$—
Subprime	52,266	(5,387)	(4,850)	(10,237)	(2,094)	—	39,935	(5,387)
Commercial mortgage-backed securities	2,861	—	946	946	(1,238)	46,639	49,208	—
MTA Option ARM	7,378	(1,487)	(3,760)	(5,247)	4,405	—	6,536	(1,487)
Alt-A and other	13,236	(2,239)	(1,467)	(3,706)	2,798	1	12,329	(2,239)
Fannie Mae	396	—	3	3	(16)	(14)	369	—
Obligations of states and political subdivisions	10,528	1	1,464	1,465	(376)	—	11,617	—
Manufactured housing	743	(45)	(91)	(136)	202	—	809	(45)
Ginnie Mae	12	—	—	—	(3)	16	25	—

Total mortgage-related securities	105,740	(9,159)	(7,140)	(16,299)	7,041	46,426	142,908	(9,158)

Total available-for-sale securities, at fair value	105,740	(9,159)	(7,140)	(16,299)	7,041	46,426	142,908	(9,158)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,575	538	—	538	(81)	140	2,172	538
Fannie Mae	582	194	—	194	262	78	1,116	194
Ginnie Mae	14	1	—	1	(2)	13	26	1
Other	29	—	—	—	(2)	3	30	—

Total trading securities, at fair value	2,200	733	—	733	177	234	3,344	733
Mortgage loans:
Held-for-sale, at fair value	401	(28)	—	(28)	(150)	—	223	(20)
Guarantee asset(7)	4,847	2,625	—	2,625	104	—	7,576	2,625
Net derivatives(8)	100	(681)	—	(681)	(66)	—	(647)	(631)

	Three Months Ended June 30, 2008
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	March 31, 2008	earnings(1)(2)(3)	income(1)(2)	Total	settlements, net	of Level 3(5)	June 30, 2008	still held(6)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities	$144,199	$(786)	$1,801	$1,015	$(10,737)	$260	$134,737	$(826)
Non-mortgage-related securities	—	—	—	—	(1)	5	4	—

Total available-for-sale securities, at fair value	144,199	(786)	1,801	1,015	(10,738)	265	134,741	(826)
Trading, at fair value:
Mortgage-related securities	3,370	422	—	422	147	(130)	3,809	423
Guarantee asset(7)	9,134	1,591	—	1,591	294	—	11,019	1,591
Net derivatives(8)	—	(232)	(2)	(234)	27	—	(207)	(184)

148	Freddie Mac

	Six Months Ended June 30, 2008
				Realized and unrealized gains (losses)
					Included		Purchases,	Net transfers		Unrealized
	Balance,		Balance,		in other		issuances,	in and/or		gains
	December 31,	Impact of	January 1,	Included in	comprehensive		sales and	out of	Balance,	(losses)
	2007	SFAS 159	2008	earnings(1)(2)(3)	income(1)(2)	Total	settlements, net	Level 3(5)	June 30, 2008	still held(6)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities	$19,859	$(443)	$19,416	$(837)	$(16,152)	$(16,989)	$(21,717)	$154,027	$134,737	$(897)
Non-mortgage-related securities	—	—	—	—	—	—	(1)	5	4	—

Total available-for-sale securities, at fair value	19,859	(443)	19,416	(837)	(16,152)	(16,989)	(21,718)	154,032	134,741	(897)
Trading, at fair value:
Mortgage-related securities	2,710	443	3,153	(22)	—	(22)	772	(94)	3,809	(33)
Guarantee asset(7)	9,591	—	9,591	671	—	671	757	—	11,019	671
Net derivatives(8)	(216)	—	(216)	25	(1)	24	(15)	—	(207)	11

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales and credit-related impairments are recorded in gains (losses) on investment activity on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in gains (losses) on investment activity on our consolidated statements of operations.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for additional information.
(3)	Changes in fair value of the guarantee asset are recorded in gains (losses) on guarantee asset on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for additional information.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in gains (losses) on investment activities on our consolidated statements of operations.
(5)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(6)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that are still held at June 30, 2009 and 2008, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(7)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic mark-to-fair value of our guarantee asset.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

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

For a discussion related to our fair value measurement of single-family held-for-sale mortgage loans see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Sale.” Since the fair values of these mortgage loans are derived from observable prices with adjustments that may be significant, they are classified as Level 3 under the fair value hierarchy.

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

Table 14.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at June 30, 2009 and December 31, 2008, respectively.

149	Freddie Mac

Table 14.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at June 30, 2009				Fair Value at December 31, 2008
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable		Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$142	$142	$—	$—	$72	$72
Held-for-sale	—	—	852	852	—	—	1,022	1,022
REO, net(2)	—	—	2,328	2,328	—	—	2,029	2,029

Total assets measured at fair value on a non-recurring basis	$—	$—	$3,322	$3,322	$—	$—	$3,123	$3,123

	Total Gains (Losses)
	Three Months Ended		Six Months Ended
	June 30,(3)		June 30,(3)
	2009	2008	2009	2008
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$(25)	$(2)	$(39)	$(4)
Held-for-sale	(34)	(3)	(50)	(3)
REO, net(2)	275	(117)	243	(232)

Total gains (losses)	$216	$(122)	$154	$(239)

(1)	Represent carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, which are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $2.3 billion, less cost to sell of $174 million (or approximately $2.1 billion) at June 30, 2009. The carrying amount of REO, net was written down to fair value of $2.0 billion, less cost to sell of $169 million (or approximately $1.8 billion) at December 31, 2008.
(3)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of June 30, 2009 and 2008, respectively.

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

For mortgage-related securities and investments in securities that are selected for the fair value option and subsequently classified as trading securities, the change in fair value was recorded in gains (losses) on investment activity in our consolidated statements of operations. See “NOTE 4: INVESTMENTS IN SECURITIES” for additional

150	Freddie Mac

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

The changes in fair value of foreign-currency denominated debt of $(797) million and $(330) million for the three and six months ended June 30, 2009, respectively, were recorded in gains (losses) on debt recorded at fair value in our consolidated statements operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $(520) million and $(134) million for the three and six months ended June 30, 2009, respectively. The remaining changes in the fair value of $(277) million and $(196) million were attributable to changes in the instrument-specific credit risk, respectively. We were not significantly affected by fair value changes included in earnings that were attributable to changes in the instrument-specific credit risk for the three and six months ended June 30, 2008.

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

The difference between the aggregate fair value and aggregate unpaid principal balance for foreign-currency denominated debt due after one year was $310 million and $445 million at June 30, 2009 and December 31, 2008, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2008 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

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

We recorded fair value changes of $(71) million and $(89) million in gains (losses) on investment activity in our consolidated statements of operations for the three and six months ended June 30, 2009, respectively. The fair value changes that were attributable to changes in the instrument-specific credit risk were $(26) million $(43) million for the three and six months ended June 30, 2009, respectively. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in OAS level.

The differences between the aggregate fair value and the aggregate unpaid principal balance for multifamily held-for-sale loans with the fair value option elected was $21 million and $14 million at June 30, 2009 and December 31, 2008, respectively. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2008 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

151	Freddie Mac

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

On April 1, 2009, we adopted FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activities have significantly decreased. The adoption of this FSP had no impact on our consolidated financial statements. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Additional Guidance and Disclosures for Fair Value Measurements and Change in the Impairment Model for Debt Securities” for additional information.

Our Level 1 financial instruments consist of exchange-traded derivatives where quoted prices exist for the exact instrument in an active market and our investment in Treasury Bills. Our Level 2 instruments generally consist of high credit quality agency mortgage-related securities, non-mortgage-related asset-backed securities, interest-rate swaps, option-based derivatives and foreign-currency denominated debt. These instruments are generally valued through one of the following methods: (a) dealer or pricing service values derived by comparison to recent transactions of similar securities and adjusting for differences in prepayment or liquidity characteristics; or (b) modeled through an industry standard modeling technique that relies upon observable inputs such as discount rates and prepayment assumptions.

Our Level 3 assets primarily consist of non-agency residential mortgage-related securities, commercial mortgage-backed securities, certain agency mortgage-related securities our guarantee asset and multifamily mortgage loans held-for-sale. While the non-agency mortgage-related securities market has become significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency in 2008 and the first half of 2009, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used to value these instruments generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a description of how we determine the fair value of our guarantee asset, see “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” in our 2008 Annual Report.

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

We determine the fair value of single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, based on comparisons to actively traded mortgage-related securities with similar characteristics. For single-family mortgage loans, we include adjustments for yield, credit and liquidity differences to calculate the fair value. For single-family mortgage loans, part of the adjustments for yield, credit and liquidity differences represents an implied management and guarantee fee. To accomplish this, the fair value of the single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, includes an adjustment representing the estimated present value of the additional cash flows on the mortgage coupon in excess of the coupon expected on the notional mortgage-related securities. The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other components inherent in our guarantee obligation. The process for estimating the related credit and other guarantee obligation components is described in the “Guarantee Obligation” section below. The valuation methodology of single-family mortgage loans that were never securitized was enhanced during the three months ended June 30, 2009 to reflect delinquency status based on non-performing loan values from dealers and

152	Freddie Mac

transition rates to default. Since the fair values are derived from observable prices with adjustments that may be significant, they are classified as Level 3 under the fair value hierarchy.

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

The fair value of securities with readily available third-party market prices is generally based on market prices obtained from broker/dealers or reliable third-party pricing service providers. Such fair values may be measured by using third-party quotes for similar instruments, adjusted for differences in contractual terms. Generally, these fair values are classified as Level 2 in the fair value hierarchy. For other securities, a market OAS approach based on observable market parameters is used to estimate fair value. OAS for certain securities are estimated by deriving the OAS for the most closely comparable security with an available market price, using proprietary interest-rate and prepayment models. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. Fair values for these securities are then estimated by using the estimated OAS as an input to the interest-rate and prepayment models and estimating the net present value of the projected cash flows. The remaining instruments are priced using other modeling techniques or by using other securities as proxies. These securities may be classified as Level 2 or 3 depending on the significance of the inputs that are not observable. In addition, the fair values of the retained interests in our PCs and Structured Securities reflect that they are considered to be of high credit quality due to our guarantee. Our exposure to credit losses on loans underlying these securities is recorded within our reserve for guarantee losses on Participation Certificates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES — Investments in Securities” in our 2008 Annual Report for additional information.

Certain available-for-sale mortgage-related securities whose fair value is determined by reference to prices obtained from broker/dealers or pricing services were changed from a Level 2 classification to a Level 3 classification in both the three months ended March 31, 2009 and 2008. Previously, these valuations relied on observed trades, as evidenced by both activity observed in the market, and similar prices obtained from multiple sources. In late 2007, however, the divergence among prices obtained from these sources increased, and became significant in the first quarter of 2008. This, combined with the observed significant reduction in transaction volumes and widening of credit spreads, led us to conclude that the prices received from pricing services and dealers were reflective of significant unobservable inputs. During the six months ended June 30, 2009, our Level 3 assets increased because the market for non-agency CMBS continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. As a result, we observed more variability in the quotes received from dealers and third-party pricing services. These transfers into Level 3 were primarily within non-agency CMBS where inputs that are significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs, as the markets have become significantly less active, requiring higher degrees of judgment to extrapolate fair values from limited market benchmarks.

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

153	Freddie Mac

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

Guarantee Asset, at Fair Value

For a description of how we determine the fair value of our guarantee asset, see “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” in our 2008 Annual Report. Since its valuation technique is model based with significant inputs that are not observable, our guarantee asset is classified as Level 3 in the fair value hierarchy.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 14.4 present our estimates of the fair value of our recorded financial assets and liabilities and off-balance sheet financial instruments at June 30, 2009 and December 31, 2008. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with GAAP fair value guidelines prescribed by SFAS 107 and other relevant pronouncements.

To reflect changing market conditions, our revised outlook of future economic conditions and the changes in composition of our guarantee loan portfolio, we changed our methodology to value the guarantee obligation for fair value balance sheet purposes during the three months ended March 31, 2009. Our revised methodology continues to use entry-pricing information to the fullest extent possible. However, where entry pricing information is either not available or not relevant because credit characteristics of seasoned loans differ significantly from origination, we use our internal credit models, which use factors such as loan characteristics, expected losses and risk premiums without further adjustment. In addition, during the three months ended June 30, 2009 we enhanced the valuation methodology of single-family mortgage loans that were never securitized to reflect delinquency status based on non-performing loan values from dealers and transition rates to default.

154	Freddie Mac

Table 14.4 — Consolidated Fair Value Balance Sheets(1)

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$46.7	$46.7	$45.3	$45.3
Federal funds sold and securities purchased under agreements to resell	8.5	8.5	10.2	10.2
Investments in securities:
Available-for-sale, at fair value	420.7	420.7	458.9	458.9
Trading, at fair value	250.7	250.7	190.4	190.4

Total investments in securities	671.4	671.4	649.3	649.3
Mortgage loans	121.9	113.8	107.6	100.7
Derivative assets, net	0.3	0.3	1.0	1.0
Guarantee asset(3)	7.6	8.1	4.8	5.4
Other assets	35.9	37.6	32.8	34.1

Total assets	$892.3	$886.4	$851.0	$846.0

Liabilities
Total debt, net	$837.0	$854.5	$843.0	$870.6
Guarantee obligation	12.0	92.0	12.1	59.7
Derivative liabilities, net	0.9	0.9	2.3	2.3
Reserve for guarantee losses on Participation Certificates	24.4	—	14.9	—
Other liabilities	9.8	9.5	9.3	9.0

Total liabilities	884.1	956.9	881.6	941.6

Net assets attributable to stockholders
Senior preferred stockholders	51.7	51.7	14.8	14.8
Preferred stockholders	14.1	0.4	14.1	0.1
Common stockholders	(57.7)	(122.6)	(59.6)	(110.5)

Total net assets attributable to Freddie Mac	8.1	(70.5)	(30.7)	(95.6)
Noncontrolling interest	0.1	—	0.1	—

Total net assets	8.2	(70.5)	(30.6)	(95.6)

Total liabilities and net assets	$892.3	$886.4	$851.0	$846.0

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.
(3)	The fair value of our guarantee asset reported exceeds the carrying value primarily because the fair value includes our guarantee asset related to PCs that were issued prior to the implementation of FIN 45 in 2003 and thus are not recognized on our GAAP consolidated balance sheets.

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

155	Freddie Mac

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

We adjust the GAAP-basis deferred taxes reflected on our consolidated fair value balance sheets to include estimated income taxes on the difference between our consolidated fair value balance sheets net assets attributable to common stockholders, including deferred taxes from our GAAP consolidated balance sheets, and our GAAP consolidated balance sheets equity attributable to common stockholders. To the extent the adjusted deferred taxes are a net asset, this amount is included in other assets. In addition, if our net deferred tax assets on our consolidated fair value balance sheet, calculated as described above, exceed our net deferred tax assets on our GAAP consolidated balance sheet that have been reduced by a valuation allowance, our net deferred tax assets on our consolidated fair value balance sheet are limited to the amount of our net deferred tax assets on our GAAP consolidated balance sheet. If the adjusted deferred taxes are a net liability, this amount is included in other liabilities.

156	Freddie Mac

Total Debt, Net

Total debt, net represents short-term and long-term debt used to finance our assets. On our consolidated GAAP balance sheets, total debt, net, excluding debt securities denominated in foreign currencies, is reported at amortized cost, which is net of deferred items, including premiums, discounts and hedging-related basis adjustments. This item includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/dealers, reliable third-party pricing service providers or direct market observations. We elected the fair value option for debt securities denominated in foreign currencies and reported them at fair value on our GAAP consolidated balance sheets effective January 1, 2008.

Guarantee Obligation

We did not establish a guarantee obligation for GAAP purposes for PCs and Structured Securities that were issued through our guarantor swap program prior to adoption of FIN 45. In addition, after it is initially recorded at fair value the guarantee obligation is not subsequently carried at fair value for GAAP purposes. On our consolidated fair value balance sheets, the guarantee obligation reflects the fair value of our guarantee obligation on all PCs regardless of when they were issued. Additionally, for fair value balance sheet purposes, our guarantee obligation is valued using a model that is calibrated to entry pricing information to estimate the fair value on our seasoned guarantee obligation. Entry pricing information used in our model includes the spot delivery fee and management and guarantee fee used to determine the amount charged to customers for executing our new securitizations. For information concerning our valuation approach and accounting policies related to our guarantees of mortgage assets for GAAP purposes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” in our 2008 Annual Report.

Reserve for Guarantee Losses on PCs

The carrying amount of the reserve for guarantee losses on PCs on our GAAP consolidated balance sheets represents the estimated losses inherent in the loans that back our PCs. This line item has no basis on our consolidated fair value balance sheets, because the estimated fair value of all expected default losses (both contingent and non-contingent) is included in the guarantee obligation reported on our consolidated fair value balance sheets.

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

Net Assets Attributable to Common Stockholders

Net assets attributable to common stockholders is equal to the difference between the fair value of total assets and the sum of total liabilities reported on our consolidated fair value balance sheets, less the value of net assets attributable to senior preferred stockholders, the fair value attributable to preferred stockholders and the fair value of noncontrolling interests.

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries primarily represent preferred stock interests that third parties hold in our two majority-owned REIT subsidiaries. In accordance with GAAP, we consolidated the REITs. The preferred stock interests are not within the scope of SFAS 107 disclosure requirements. However, we present the fair

157	Freddie Mac

value of these interests on our consolidated fair value balance sheets. Since the REIT preferred stock dividend suspension, the fair value of the third-party noncontrolling interests in these REITs is based on Freddie Mac’s preferred stock quotes. On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries until such time as otherwise directed by the Conservator.

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities. We primarily invest in and securitize single-family mortgage loans. However, we also invest in and securitize multifamily mortgage loans, which totaled $93.0 billion and $87.6 billion in unpaid principal balance as of June 30, 2009 and December 31, 2008, respectively. Approximately 29% and 30% of these loans related to properties located in the Northeast region of the U.S. and 26% and 25% of these loans related to properties located in the West region of the U.S. as of June 30, 2009 and December 31, 2008, respectively.

Table 15.1 summarizes the geographical concentration of single-family mortgages that are held by us or that underlie our issued PCs and Structured Securities, excluding $1.0 billion and $1.1 billion of mortgage-related securities issued by Ginnie Mae that back Structured Securities at June 30, 2009 and December 31, 2008, respectively, because these securities do not expose us to meaningful amounts of credit risk. See “NOTE 4: INVESTMENTS IN SECURITIES” for information about credit concentrations in other mortgage-related securities that we hold.

Table 15.1 — Concentrations of Credit Risk — Single-Family Loans(1)

	June 30, 2009		December 31, 2008
Single-Family Loans:	Amount(1)	Delinquency Rate(2)	Amount(1)	Delinquency Rate(2)
	(dollars in millions)
By Region(3)

West	$500,873	3.74%	$482,832	1.99%
Northeast	458,363	2.10	447,482	1.27
North Central	350,888	2.26	348,748	1.50
Southeast	342,324	4.03	339,515	2.60
Southwest	233,163	1.52	231,498	1.14

	$1,885,611	2.78%	$1,850,075	1.72%

By State

California	$273,343	4.23%	$259,295	2.27%
Florida	124,844	7.73	125,124	4.92
Illinois	96,398	2.81	93,870	1.66
Arizona	52,469	5.12	52,248	2.83
Nevada	23,110	7.87	23,190	4.11
All others	1,315,447	N/A	1,296,348	N/A

	$1,885,611	2.78%	$1,850,075	1.72%

(1)	Based on the unpaid principal balance of single-family mortgage loans held by us and those underlying our issued PCs and Structured Securities less Structured Securities backed by Ginnie Mae Certificates.
(2)	Based on the number of single-family mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities and long-term standby commitments may be reported on a different schedule due to variances in industry practice. Excludes loans underlying our Structured Transactions.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Higher Risk Mortgage Loans

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

158	Freddie Mac

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. However, there is no universally accepted definition of subprime. We own investments in mortgage-related securities that are backed by subprime and Alt-A mortgage loans. See “NOTE 4: INVESTMENTS IN SECURITIES” for further information on these investments. Although we have not categorized single-family mortgage loans purchased or guaranteed as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk. For example, since the U.S. mortgage market has experienced declining home prices and home sales for an extended period, there are mortgage loans with higher LTV ratios that have a higher risk of default. In addition, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The industry has viewed those borrowers with credit scores below 620 based on the FICO scale as having a higher risk of default. Presented below is a summary of the composition of single-family mortgage loans held by us as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees with these and other higher-risk characteristics.

Table 15.2 — Higher-Risk Single-Family Mortgage Loans

	Percentage of Single-Family
	Mortgage Portfolio(1)		Delinquency Rate(2)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008

Interest-only loans	8%	9%	13.31%	7.59%
Option ARM loans	1%	1%	14.06%	8.70%
Alt-A loans	9%	10%	9.44%	5.61%
Original LTV greater than 90%(3) loans	8%	8%	6.74%	4.76%
Lower FICO scores (less than 620)	4%	4%	10.74%	7.81%

(1)	Based on unpaid principal balance of the single-family loans held by us and underlying our PCs, Structured Securities, Structured Transactions and other mortgage-related guarantees.
(2)	Based on the number of mortgages 90 days or more delinquent or in foreclosure.
(3)	Based on our first lien exposure on the property and excludes loans purchased during each respective period. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

During 2008 and continuing in the six months ended June 30, 2009, an increasing percentage of our charge-offs and REO acquisition activity was associated with these higher-risk characteristic loans. The percentages in the table above are not exclusive. In other words, loans that are included in the interest-only loan category may also be included in the Alt-A loan category. Loans with a combination of these attributes will have an even higher risk of default than those with isolated characteristics.

Mortgage Lenders, or Seller/Servicers

A significant portion of our single-family mortgage purchase volume is generated from several large mortgage lenders, or seller/servicers, with whom we have entered into mortgage purchase volume commitments that provide for a specified dollar amount or minimum level of mortgage volume that these customers will deliver to us. Our top 10 single-family seller/servicers provided approximately 71% of our single-family purchase volume during the six months ended June 30, 2009. Wells Fargo Bank, N.A. and Bank of America, N.A. accounted for 26% and 10% of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the six months ended June 30, 2009. Our top seller/servicers are among the largest mortgage loan originators in the U.S. in the single-family market. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

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

Due to strain on the mortgage finance industry, the financial condition and performance of many of our seller/servicers have been adversely affected. Many institutions, some of which were our customers, have failed, been acquired, received assistance from the U.S. government, received multiple ratings downgrades or experienced liquidity constraints. In July 2008, IndyMac Bancorp, Inc., or IndyMac, announced that the FDIC had been made a conservator of the bank. In March 2009, we entered into an agreement with the FDIC with respect to the transfer of loan servicing from IndyMac to a third-party, under which we received an amount to partially recover our future losses incurred from

159	Freddie Mac

IndyMac’s repurchase obligations. We retain our remaining claims against IndyMac for loan repurchases that are in excess of the amount received under the agreement.

Lehman Brothers Holdings Inc., or Lehman, and its affiliates also service single-family loans for us. We have potential exposure to Lehman for servicing-related obligations due to us, including repurchase obligations, which we currently estimate to be approximately $850 million. Lehman has suspended its repurchases from us since declaring bankruptcy in September 2008. The estimates of potential exposure to Lehman and other of our counterparties are higher than our estimates for probable loss as we consider the range of possible outcomes as well as the passage of time, which can change the indicators of incurred, or probable losses. We also consider the estimated value of related mortgage servicing rights in determining our estimates of probable loss, which reduce our potential exposures.

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

On August 4, 2009, we notified Taylor, Bean & Whitaker Mortgage Corp., or TBW, that we had terminated its eligibility, for cause, as a seller and servicer for us effective immediately. TBW accounted for approximately 5.2% and 2.7% of our single-family mortgage purchase volume activity for full-year 2008 and the six months ended June 30, 2009, respectively. We are in the process of determining our total exposure to TBW in the event it cannot perform its contractual obligations to us. The amount of our losses in such event could be significant.

Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of June 30, 2009 and December 31, 2008. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at June 30, 2009 and December 31, 2008; however, our actual losses may exceed our estimates.

During the six months ended June 30, 2009, our top four multifamily lenders, CBRE Melody & Company, Deutsche Bank Berkshire Mortgage, Capmark Finance Inc. and Wells Fargo Multifamily Capital, each accounted for more than 10% of our multifamily mortgage purchase volume, and represented approximately 57% of our multifamily purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the multifamily markets. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans in our mortgage-related investments portfolio as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. At June 30, 2009, these insurers provided coverage, with maximum loss limits of $64.3 billion, for $325.3 billion of unpaid principal balance in connection with our single-family mortgage portfolio, excluding mortgage loans backing Structured Transactions. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Residential Insurance Co. and Republic Mortgage Insurance each accounted for more than 10% and collectively represented approximately 94% of our overall mortgage insurance coverage at June 30, 2009. All of our mortgage insurance counterparties received credit rating downgrades in the first half of 2009 and all are rated below A, based on the S&P rating scale. On June 1, 2009, Triad Guaranty Insurance Corporation (or Triad) began paying valid claims 60% in cash and 40% in deferred payment obligations. Triad remains in voluntary run-off. MGIC has announced a plan to underwrite new business through a wholly-owned subsidiary, and that it is engaged in discussions to have the subsidiary approved as an eligible mortgage insurer by Freddie Mac and Fannie Mae. According to MGIC, this plan was driven by MGIC’s concern that in the future MGIC might not meet regulatory capital requirements to continue to write new business. Any final proposal is subject to the receipt of necessary approvals and authority, including obtaining Freddie Mac’s and Fannie Mae’s approval of the subsidiary as an eligible mortgage insurer. We are currently in discussions with MGIC concerning its plans. We believe that several other of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could threaten our ability to receive

160	Freddie Mac

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

Bond Insurers

Bond insurance, including primary and secondary policies, is an additional credit enhancement covering non-agency securities held in our mortgage-related investments portfolio or non-mortgage-related investments held in our cash and other investments portfolio. Primary policies are owned by the securitization trust issuing securities we purchase, while secondary policies are acquired directly by us. At June 30, 2009, we had coverage, including secondary policies on securities, totaling $13.9 billion of unpaid principal balance of our investments in securities. At June 30, 2009, the top four of our bond insurers, Ambac Assurance Corporation, Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., and Financial Security Assurance Inc. (or FSA), each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 83% of our total coverage. All but one of our bond insurers have had their credit rating downgraded by at least one major rating agency during the first half of 2009 and all but one are rated below A, based on the S&P rating scale.

In March 2009, FGIC issued its 2008 financial statements, which expressed substantial doubt concerning the ability to operate as a going concern. Consequently, in April 2009, S&P withdrew its ratings of FGIC and discontinued coverage. In April 2009, Syncora Guarantee Inc., or SGI, a bond insurer for which we have $1.1 billion of exposure to unpaid principal balances on our investments in securities, announced that under an order from the New York State Insurance Department, it suspended payment of all claims in order to complete a comprehensive restructuring of its business. Consequently, S&P assigned an “R” rating, reflecting that the company is under regulatory supervision. During the second quarter of 2009, as part of its comprehensive restructuring, SGI pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain of the bonds owned by us, in exchange for a one-time cash payment of $113 million. We continue to own certain securities insured under other policies issued by SGI. We believe that, except for FSA, the remaining bond insurers to which we currently have significant exposure lack sufficient ability to fully meet all of their expected lifetime claims paying obligations to us as they emerge.

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. If a monoline bond insurer fails to meet its obligations on securities in our mortgage-related investments portfolio, then the fair values of our securities would further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2008 and in the first half of 2009 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 4: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

Securitization Trusts

Effective December 2007, we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally-recognized statistical rating organization. To the extent there is a loss related to an eligible investment for a trust, we, as the administrator, are responsible for making up that shortfall. As of June 30, 2009 and December 31, 2008, there were $35.5 billion and $11.6 billion, respectively, of cash and other non-mortgage assets in these trusts. As of June 30, 2009, these consisted of: (a) $16.8 billion of cash equivalents invested in seven counterparties that had short-term credit ratings of A-1+ on S&P’s or equivalent scale, (b) $8.7 billion of cash deposited with the Federal Reserve Bank, and (c) $10.0 billion of securities sold under agreements to resell with four counterparties, which had short-term S&P ratings of A-1 or above.

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

161	Freddie Mac

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps, after applying netting agreements and collateral, was $131 million and $181 million at June 30, 2009 and December 31, 2008, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on June 30, 2009, our maximum loss for accounting purposes would have been approximately $131 million. Four of our derivative counterparties each accounted for greater than 10% and collectively accounted for 88% of our net uncollateralized exposure, excluding commitments, at June 30, 2009. These counterparties were Barclays Bank PLC, Royal Bank of Canada, JPMorgan Chase Bank and Merrill Lynch Capital Services, Inc., all of which were rated A or higher at July 31, 2009.

The total exposure on our OTC forward purchase and sale commitments of $142 million and $537 million at June 30, 2009 and December 31, 2008, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

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

162	Freddie Mac

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

Multifamily

In this segment, we primarily purchase multifamily mortgages for our mortgage-related investments portfolio and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. These activities support our mission to supply financing for affordable rental housing. This segment also includes certain equity investments in various limited partnerships that sponsor low- and moderate-income multifamily rental apartments, that provide LIHTCs to their equity investors. Also included is the interest earned on assets held in the Investments segment related to multifamily activities, net of allocated funding costs.

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

163	Freddie Mac

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

•	Derivative and foreign currency denominated debt-related adjustments:

•	Fair value adjustments on derivative positions, recorded pursuant to GAAP, are not recognized in Segment Earnings as these positions economically hedge the volatility in fair value of our investment activities and debt financing that are not recognized in GAAP earnings.

•	Payments or receipts to terminate derivative positions are amortized prospectively into Segment Earnings on a straight-line basis over the associated term of the derivative instrument.

•	The accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships is reclassified from derivative gains (losses) into net interest income for Segment Earnings as the interest component of the derivative is used to economically hedge the interest associated with the debt.

•	Payments of up-front premiums (e.g., payments made to third parties related to purchased swaptions) are amortized prospectively on a straight-line basis into Segment Earnings over the contractual life of the

164	Freddie Mac

instrument. The up-front payments, primarily for option premiums, are amortized to reflect the periodic cost associated with the protection provided by the option contract.

•	Foreign-currency translation gains and losses as well as the unrealized fair value adjustments associated with foreign-currency denominated debt along with the foreign currency derivatives gains and losses are excluded from Segment Earnings because the fair value adjustments on the foreign-currency swaps that we use to manage foreign-currency exposure are also excluded through the fair value adjustment on derivative positions as described above as the foreign currency exposure is economically hedged.

•	Investment sales, debt retirements and fair value-related adjustments:

•	Gains and losses on investment sales and debt retirements that are recognized at the time of the transaction pursuant to GAAP are not immediately recognized in Segment Earnings. Gains and losses on securities sold out of our mortgage-related investments portfolio and cash and other investments portfolio are amortized prospectively into Segment Earnings on a straight-line basis over five years and three years, respectively. Gains and losses on debt retirements are amortized prospectively into Segment Earnings on a straight-line basis over the original terms of the repurchased debt.

•	Trading losses or impairments that reflect expected or realized credit losses are realized immediately pursuant to GAAP and in Segment Earnings since they are not economically hedged. Fair value adjustments to trading securities related to investments that are economically hedged are not included in Segment Earnings. Similarly, impairments on securities we intend to sell or more likely than not will be required to sell prior to the anticipated recovery and non-credit related impairments on securities recorded in our GAAP results in AOCI as well as GAAP-basis accretion income that may result from impairment adjustments are not included in Segment Earnings.

•	Fully taxable-equivalent adjustment:

•	Interest income generated from tax-exempt investments is adjusted in Segment Earnings to reflect its equivalent yield on a fully taxable basis.

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

165	Freddie Mac

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

Table 16.1 reconciles Segment Earnings to GAAP net income (loss).

Table 16.1 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Segment Earnings, net of taxes:
Investments	$158	$793	$(1,414)	$906
Single-family Guarantee	(3,552)	(1,388)	(9,037)	(1,846)
Multifamily	50	118	190	216
All Other	(8)	144	(8)	140

Total Segment Earnings (loss), net of taxes	(3,352)	(333)	(10,269)	(584)

Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	2,800	527	4,358	(667)
Credit guarantee-related adjustments	2,354	1,818	956	1,644
Investment sales, debt retirements and fair value-related adjustments	900	(3,096)	928	(1,571)
Fully taxable-equivalent adjustments	(98)	(105)	(198)	(215)

Total pre-tax adjustments	5,956	(856)	6,044	(809)
Tax-related adjustments(1)	(1,836)	368	(4,858)	421

Total reconciling items, net of taxes	4,120	(488)	1,186	(388)

Net income (loss) attributable to Freddie Mac	$768	$(821)	$(9,083)	$(972)

(1)	Includes a non-cash charge, net related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $(184) million and $2.9 billion that is not included in Segment Earnings for the three and six months ended June 30, 2009, respectively.

166	Freddie Mac

Table 16.2 presents certain financial information for our reportable segments and All Other.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended June 30, 2009
												Less:
										Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$2,454	$—	$—	$(2,084)	$(119)	$—	$—	$(8)	$—	$(85)	$158	$—	$158
Single-family Guarantee	28	942	—	88	(206)	(6,285)	(1)	(30)	—	1,912	(3,552)	—	(3,552)
Multifamily	112	22	(167)	5	(52)	(57)	(8)	(7)	148	54	50	—	50
All Other	—	—	—	5	(6)	—	—	1	—	(9)	(9)	1	(8)

Total Segment Earnings (loss), net of taxes	2,594	964	(167)	(1,986)	(383)	(6,342)	(9)	(44)	148	1,872	(3,353)	1	(3,352)
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	398	—	—	2,402	—	—	—	—	—	—	2,800	—	2,800
Credit guarantee-related adjustments	51	(315)	—	2,796	—	1,074	—	(1,252)	—	—	2,354	—	2,354
Investment sales, debt retirements and fair value-related adjustments	291	—	—	609	—	—	—	—	—	—	900	—	900
Fully taxable-equivalent adjustments	(98)	—	—	—	—	—	—	—	—	—	(98)	—	(98)
Reclassifications(1)	1,019	61	—	(1,149)	—	69	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(1,836)	(1,836)	—	(1,836)

Total reconciling items, net of taxes	1,661	(254)	—	4,658	—	1,143	—	(1,252)	—	(1,836)	4,120	—	4,120

Total per consolidated statements of operations	$4,255	$710	$(167)	$2,672	$(383)	$(5,199)	$(9)	$(1,296)	$148	$36	$767	$1	$768

	Six Months Ended June 30, 2009
												Less:
										Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$4,468	$—	$—	$(6,390)	$(239)	$—	$—	$(15)	$—	$762	$(1,414)	$—	$(1,414)
Single-family Guarantee	53	1,864	—	171	(406)	(15,226)	(307)	(52)	—	4,866	(9,037)	—	(9,037)
Multifamily	230	43	(273)	8	(101)	(57)	(8)	(12)	299	60	189	1	190
All Other	—	—	—	7	(9)	—	—	2	—	(8)	(8)	—	(8)

Total Segment Earnings (loss), net of taxes	4,751	1,907	(273)	(6,204)	(755)	(15,283)	(315)	(77)	299	5,680	(10,270)	1	(10,269)
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	575	—	—	3,783	—	—	—	—	—	—	4,358	—	4,358
Credit guarantee-related adjustments	85	(535)	—	3,580	—	1,135	—	(3,309)	—	—	956	—	956
Investment sales, debt retirements and fair value-related adjustments	1,014	—	—	(86)	—	—	—	—	—	—	928	—	928
Fully taxable-equivalent adjustments	(198)	—	—	—	—	—	—	—	—	—	(198)	—	(198)
Reclassifications(1)	1,887	118	—	(2,163)	—	158	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(4,858)	(4,858)	—	(4,858)

Total reconciling items, net of taxes	3,363	(417)	—	5,114	—	1,293	—	(3,309)	—	(4,858)	1,186	—	1,186

Total per consolidated statements of operations	$8,114	$1,490	$(273)	$(1,090)	$(755)	$(13,990)	$(315)	$(3,386)	$299	$822	$(9,084)	$1	$(9,083)

167	Freddie Mac

	Three Months Ended June 30, 2008
												Less:
										Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,481	$—	$—	$(125)	$(130)	$—	$—	$(7)	$—	$(426)	$793	$—	$793
Single-family Guarantee	58	840	—	103	(212)	(2,630)	(265)	(29)	—	747	(1,388)	—	(1,388)
Multifamily	98	17	(108)	7	(49)	(7)	—	(7)	149	17	117	1	118
All Other	—	—	—	(3)	(13)	—	—	(12)	—	175	147	(3)	144

Total Segment Earnings (loss), net of taxes	1,637	857	(108)	(18)	(404)	(2,637)	(265)	(55)	149	513	(331)	(2)	(333)
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	(482)	—	—	1,009	—	—	—	—	—	—	527	—	527
Credit guarantee-related adjustments	14	(156)	—	2,054	—	79	—	(173)	—	—	1,818	—	1,818
Investment sales, debt retirements and fair value-related adjustments	73	—	—	(3,169)	—	—	—	—	—	—	(3,096)	—	(3,096)
Fully taxable-equivalent adjustments	(105)	—	—	—	—	—	—	—	—	—	(105)	—	(105)
Reclassifications(1)	392	56	—	(469)	—	21	—	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	368	368	—	368

Total reconciling items, net of taxes	(108)	(100)	—	(575)	—	100	—	(173)	—	368	(488)	—	(488)

Total per consolidated statements of operations	$1,529	$757	$(108)	$(593)	$(404)	$(2,537)	$(265)	$(228)	$149	$881	$(819)	$(2)	$(821)

	Six Months Ended June 30, 2008
												Less:
										Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,780	$—	$—	$(110)	$(261)	$—	$—	$(16)	$—	$(487)	$906	$—	$906
Single-family Guarantee	135	1,735	—	207	(416)	(3,979)	(473)	(48)	—	993	(1,846)	—	(1,846)
Multifamily	173	34	(225)	15	(98)	(16)	—	(11)	298	45	215	1	216
All Other	—	—	—	1	(26)	—	—	(12)	—	182	145	(5)	140

Total Segment Earnings (loss), net of taxes	2,088	1,769	(225)	113	(801)	(3,995)	(473)	(87)	298	733	(580)	(4)	(584)
Reconciliation to GAAP net income (loss):
Derivative- and foreign-currency denominated debt-related adjustments	(492)	—	—	(175)	—	—	—	—	—	—	(667)	—	(667)
Credit guarantee-related adjustments	30	(317)	—	2,058	—	152	—	(279)	—	—	1,644	—	1,644
Investment sales, debt retirements and fair value-related adjustments	176	—	—	(1,747)	—	—	—	—	—	—	(1,571)	—	(1,571)
Fully taxable-equivalent adjustments	(215)	—	—	—	—	—	—	—	—	—	(215)	—	(215)
Reclassifications(1)	740	94	—	(900)	—	66	—	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	421	421	—	421

Total reconciling items, net of taxes	239	(223)	—	(764)	—	218	—	(279)	—	421	(388)	—	(388)

Total per consolidated statements of operations	$2,327	$1,546	$(225)	$(651)	$(801)	$(3,777)	$(473)	$(366)	$298	$1,154	$(968)	$(4)	$(972)

(1)	Includes the reclassification of: (a) the accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships from other non-interest income (loss) to net interest income within the Investments segment; (b) implied management and guarantee fees from net interest income to other non-interest income (loss) within our Single-family Guarantee and Multifamily segments; (c) net buy-up and buy-down fees from management and guarantee income to net interest income within the Investments segment; (d) interest income foregone on impaired loans from net interest income to provision for credit losses within our Single-family Guarantee segment; and (e) certain hedged interest benefit (cost) amounts related to trust management income from other non-interest income (loss) to net interest income within our Investments segment.
(2)	Includes a non-cash charge, net related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $(184) million and $2.9 billion that is not included in Segment Earnings for the three and six months ended June 30, 2009, respectively.

NOTE 17: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares, but are not obligated to participate in undistributed net losses. Consequently, in accordance with EITF 03-6 we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the three and six months ended June 30, 2009 includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship” for further information. On January 1, 2009, we adopted FSP EITF 03-6-1. Our adoption of this FSP had no significant impact on our earnings (loss) per share.

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

168	Freddie Mac

assumed conversion of the share equivalents has a dilutive effect. Such items are excluded from the weighted average common shares outstanding — basic.

Table 17.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in millions, except per share amounts)

Net income (loss) attributable to Freddie Mac	$768	$(821)	$(9,083)	$(972)
Preferred stock dividends(1)	(1,142)	(231)	(1,520)	(503)
Amount allocated to participating security option holders(2)	—	(1)	—	(1)

Net loss attributable to common stockholders	$(374)	$(1,053)	$(10,603)	$(1,476)

Weighted average common shares outstanding — basic (in thousands)(3)	3,253,716	646,868	3,254,815	646,603
Dilutive potential common shares (in thousands)	—	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,253,716	646,868	3,254,815	646,603

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	7,191	11,933	8,099	10,265
Basic earnings (loss) per common share	$(0.11)	$(1.63)	$(3.26)	$(2.28)
Diluted earnings (loss) per common share	$(0.11)	$(1.63)	$(3.26)	$(2.28)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding during the three and six months ended June 30, 2009.
(2)	Represents distributed earnings during periods of net losses. Effective January 1, 2009, we adopted FSP EITF 03-06-1 and began including distributed and undistributed earnings associated with unvested stock awards, net of amounts included in compensation expense associated with these awards.
(3)	Includes the weighted average number of shares during the three and six months ended June 30, 2009 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $.00001 per share.

NOTE 18: NONCONTROLLING INTERESTS

The equity and net earnings attributable to the noncontrolling interests in consolidated subsidiaries are reported on our consolidated balance sheets as noncontrolling interest and on our consolidated statements of operations as net income (loss) attributable to noncontrolling interest. There is no material AOCI associated with the noncontrolling interests recorded on our consolidated balance sheets. The majority of the balances in these accounts relate to our two majority-owned REITs.

In February 1997, we formed two majority-owned REIT subsidiaries funded through the issuance of common stock (99.9% of which is held by us) and a total of $4.0 billion of perpetual, step-down preferred stock issued to third party investors. The dividend rate on the step-down preferred stock was 13.3% from initial issuance through December 2006 (the initial term). Beginning in 2007, the dividend rate on the step-down preferred stock was reduced to 1.0%. Dividends on this preferred stock accrue in arrears. The balance of the two step-down preferred stock issuances as recorded within noncontrolling interest on our consolidated balance sheets totaled $88 million and $89 million at June 30, 2009 and December 31, 2008, respectively. The preferred stock continues to be redeemable by the REITs under certain circumstances described in the preferred stock offering documents as a “tax event redemption.”

On September 19, 2008, the Director of FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the step-down preferred stock of the REITs until FHFA directs otherwise. With regard to dividends on the step-down preferred stock of the REITs held by third parties, there were $6 million of dividends in arrears as of June 30, 2009.

169	Freddie Mac

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

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” sections in our Form 10-Q for the quarter ended March 31, 2009 and our 2008 Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

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

During the three months ended June 30, 2009, no stock options were granted or exercised under our Employee Plans or Directors’ Plan. Under our ESPP, no options to purchase shares of common stock were exercised and no options to purchase shares of common stock were granted during the three months ended June 30, 2009. Further, for the three months ended June 30, 2009, under the Employee Plans and Directors’ Plan, no restricted stock units were granted and restrictions lapsed on 175,777 restricted stock units.

See “NOTE 11: STOCK-BASED COMPENSATION” in our 2008 Annual Report for more information.

Dividend Restrictions

Our payment of dividends is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividend Restrictions” in our 2008 Annual Report. Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of June 30, 2009. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock. On June 30, 2009, we paid dividends of $1.1 billion in cash on the senior preferred stock at the direction of the Conservator. We did not declare or pay dividends on any other series of preferred stock outstanding during the three months ended June 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended June 30, 2009. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

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

170	Freddie Mac

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 19, 2008, the Director of FHFA, acting as Conservator of Freddie Mac, advised the company of FHFA’s determination that no further preferred stock dividends should be paid by Freddie Mac’s REIT subsidiaries, Home Ownership Funding Corporation and Home Ownership Funding Corporation II. FHFA specifically directed Freddie Mac (as the controlling shareholder of both companies) and the boards of directors of both companies not to declare or pay any dividends on the Step-Down Preferred Stock of the REITs until FHFA directs otherwise. As a result, these companies are in arrears in the payment of dividends with respect to the preferred stock. As of the date of the filing of this report, the total arrearage with respect to such preferred stock held by third parties was $6 million. For more information, see “NOTE 18: NONCONTROLLING INTERESTS” to our consolidated financial statements.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

171	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ John A. Koskinen
John A. Koskinen
Interim Chief Executive Officer
(and principal financial officer)

Date: August 7, 2009

172	Freddie Mac

GLOSSARY

The Glossary includes acronyms, accounting pronouncements and defined terms that are used throughout this Form 10-Q.

Acronyms
AMT	Alternative Minimum Tax
AOCI	Accumulated other comprehensive income (loss), net of taxes
ARB	Accounting Research Bulletin
EITF	Emerging Issues Task Force of FASB
Euribor	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FIN	Financial Interpretation Number
FSP	FASB Staff Position
GAAP	Generally accepted accounting principles
IRR	Internal Rate of Return
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
REIT	Real Estate Investment Trust
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOP	Statement of Position
VA	Department of Veteran Affairs

Accounting Pronouncements
EITF 03-6	Participating Securities and the Two-Class Method under FASB Statement No. 128
EITF 99-20	Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets
FIN 45	Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34
FIN 46(R)	Consolidation of Variable Interest Entities — an interpretation of ARB No. 51
FSP EITF 03-6-1	Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
FSP FAS 157-4	Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
FSP FAS 115-2 and FAS 124-2	Recognition and Presentation of Other-Than-Temporary Impairments
SFAS 5	Accounting for Contingencies
SFAS 107	Disclosures about Fair Value of Financial Instruments
SFAS 109	Accounting for Income Taxes
SFAS 133	Accounting for Derivative Instruments and Hedging Activities
SFAS 140	Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125
SFAS 155	Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140
SFAS 157	Fair Value Measurements
SFAS 159	The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115
SFAS 160	Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51
SFAS 161	Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133
SFAS 165	Subsequent Events
SFAS 166	Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140
SFAS 167	Amendments to FASB Interpretation No. 46(R)
SOP 03-3	Accounting for Certain Loans or Debt Securities Acquired in a Transfer

173	Freddie Mac

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

Call swaptions — Purchased call swaptions, where we make premium payments, are options for us to enter into receive-fixed swaps. Conversely, written call swaptions, where we receive premium payments, are options for our counterparty to enter into receive-fixed swaps.

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

174	Freddie Mac

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

Higher-priced mortgage loan, or HPML — Refers to a mortgage loan meeting the criteria within the Federal Reserve Board’s Regulation Z. This regulation classifies loans as HPML if the annual percentage rate, or APR, of the first-lien loan is at least 1.5% higher than the average prime offer rate, or APOR, of comparable loans at the date the interest rate on the loan is set, or locked. Second lien loans are deemed HPML if the corresponding interest rate is at least 3.5% higher than the APOR. The APOR is calculated and published by the FRB on a weekly basis.

Home affordable modification program (HAMP) — Refers to the effort under the MHA Program to help mortgage borrowers that are either delinquent or at risk of imminent default. The program requires servicers to follow specified guidelines offering a consistent regime to modify a mortgage loan. The program provides for incentive payments to investors (other than Freddie Mac and Fannie Mae), servicers and borrowers. The program is effective for loans originated on or before January 1, 2009 and the new borrowers will be accepted until on December 31, 2012.

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

175	Freddie Mac

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

Loan-to-value (LTV) ratio — The ratio of the unpaid principal amount of a mortgage loan to the value of the property that serves as collateral for the loan, expressed as a percentage. Loans with high LTV ratios generally tend to have a higher risk of default and, if a default occurs, a greater risk that the amount of the gross loss will be high compared to loans with lower LTV ratios. We report LTV ratios based solely on the amount of a loan purchased or guaranteed by us, generally excluding any second lien mortgages.

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

Making Home Affordable Program (MHA Program) — Formerly known as the Housing Affordability and Stability Plan, the MHA Program was announced by the Obama Administration in February 2009. The MHA Program is designed to help in the housing recovery by promoting liquidity and housing affordability, and expanding foreclosure prevention efforts and setting market standards. The MHA Program includes (i) the Home Affordable Refinance Program, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into more affordable monthly payments, and (ii) the Home Affordable Modification Program (HAMP).

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

Moving Treasury Average (MTA) Option ARM loan — These are a type of option ARM, indexed to the MTA. The MTA provides an average of the previous 12 monthly values of the one-year U.S. Treasury constant maturity index.

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

176	Freddie Mac

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

Put swaptions — Purchased put swaptions, where we make premium payments, are options for us to enter into pay-fixed swaps. Conversely, written put swaptions, where we receive premium payments, are options for our counterparty to enter into pay-fixed swaps.

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

Single-family mortgage portfolio— Consists of single-family mortgage loans for which we actively manage credit risk. These include single-family loans held in our mortgage-related investments portfolio as well as those underlying our PCs, Structured Securities and other mortgage-related guarantees and excluding certain Structured Transactions and that portion of our Structured Securities that are backed by Ginnie Mae Certificates.

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

177	Freddie Mac

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

178	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

3.1
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated June 5, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on June 8, 2009)

4.1
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated April 3, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, as filed on May 12, 2009)

10.1
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, as filed on May 12, 2009)

10.2
Memorandum Agreement, dated July 20, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)*

10.3
Recapture Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)*

10.4	Second Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan*
10.5	2009 Long-Term Incentive Award Program, as amended*
10.6	Forms of award agreements under 2009 Long-Term Incentive Award Program*
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Interim Chief Executive Officer (and principal financial officer) pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Interim Chief Executive Officer (and principal financial officer) pursuant to 18 U.S.C. Section 1350

*	This exhibit is a management contract or compensatory plan or arrangement.

179	Freddie Mac