Form 10-Q
period 2009-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2009-11-06
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

or

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

As of October 30, 2009, there were 648,337,003 shares of the registrant’s common stock outstanding.

i	Freddie Mac

FINANCIAL STATEMENTS

ii	Freddie Mac

PART I — FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements, which may include statements pertaining to the conservatorship and our current expectations and objectives for the MHA Program and other efforts to assist the U.S. residential mortgage markets, as well as our future business plans, liquidity, capital management, economic and market conditions and trends, market share, legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. You should not rely unduly on our forward-looking statements. Actual results might differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in (i) Management’s Discussion and Analysis, or MD&A, “MD&A — FORWARD-LOOKING STATEMENTS” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2008, or 2008 Annual Report, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2009 and (ii) the “BUSINESS” section of our 2008 Annual Report. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Throughout PART I of this Form 10-Q, including the Financial Statements and MD&A, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and nine months ended September 30, 2009 and our 2008 Annual Report.

Overview

Freddie Mac was chartered by Congress in 1970 with a public mission to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities by issuing Structured Securities to third-party investors. We also guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as assets on our balance sheets. We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities.

We are focused on meeting the urgent liquidity needs of the U.S. residential mortgage market, lowering costs for borrowers and supporting the recovery of the housing market and U.S. economy. By continuing to provide access to funding for mortgage originators and, indirectly, for mortgage borrowers and through our role in the Obama Administration’s initiatives, including the MHA Program, we are working to meet the needs of the mortgage market by making homeownership and rental housing more affordable, reducing the number of foreclosures and helping families keep their homes.

We had net loss attributable to Freddie Mac of $5.0 billion for the third quarter of 2009 and total equity of $10.4 billion as of September 30, 2009. Net loss attributable to common stockholders was $6.3 billion for the third quarter of 2009, which includes the payment of $1.3 billion of dividends in cash on the senior preferred stock. Our financial results for the third quarter of 2009, compared to the second quarter of 2009, reflect the unfavorable impact of decreased interest rates on the fair value of our derivatives and our guarantee asset, as well as increased credit-related expenses. These unfavorable impacts were partially offset by gains on trading securities due to tightening OAS and lower interest rates, gains on sales of available-for-sale securities and reduced net impairments on available-for-sale securities recognized in earnings. Total equity increased $2.2 billion during the quarter from $8.2 billion as of June 30, 2009. The increase included $8.3 billion of fair value improvement on available-for-sale securities within AOCI, due primarily to declines in interest rates and tightening of mortgage-to-debt OAS, offset by the third quarter 2009 net loss attributable to Freddie Mac of $5.0 billion and senior preferred stock dividends of $1.3 billion.

1	Freddie Mac

We expect a variety of factors will continue to place downward pressure on our financial results in future periods, and could cause us to incur further GAAP net losses and request additional draws from Treasury under the Purchase Agreement. Key factors include the potential for continued deterioration in the housing market and rising unemployment, which could result in additional credit-related expenses and security impairments, adverse changes in interest rates and spreads, which could result in mark-to-market losses, additional impairment of our investments in LIHTC partnerships, and our efforts under the MHA Program and other government initiatives, some of which are expected to have an adverse impact on our financial results. While the housing market has experienced recent modest home price improvements beginning in the second quarter of 2009, we expect home price declines in future periods. Consequently, our provisions for credit losses will likely remain high during the remainder of 2009. Further, our senior preferred stock dividend obligation, combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2010 (the amounts of which have not yet been determined), and our inability to pay down draws under the Purchase Agreement will have a significant adverse impact on our future net worth. To the extent that these factors result in a negative net worth, we would be required to take additional draws from Treasury under the Purchase Agreement. For a discussion of factors that could result in additional draws, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Adequacy”.

Recent Management Changes

Several significant management changes occurred recently:

•	On August 10, 2009, Charles E. Haldeman, Jr. began serving as our Chief Executive Officer and as a member of our Board of Directors. Mr. Haldeman succeeded John A. Koskinen, who served as our Interim Chief Executive Officer and performed the functions of principal financial officer and who returned to the position of Non-Executive Chairman of the Board;

•	On September 14, 2009, Bruce M. Witherell began serving as our Chief Operating Officer; and

•	On October 12, 2009, Ross J. Kari began serving as our Chief Financial Officer.

Business Objectives

We continue to operate under the direction of FHFA as our Conservator. During the conservatorship, the Conservator delegated certain authority to the Board of Directors to oversee, and to management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business.

We changed certain business practices and other non-financial objectives to provide support for the mortgage market in a manner that serves public policy, but that may not contribute to profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities in the near term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement with Treasury, may adversely impact our financial results, including our segment results.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. However, we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term. As discussed below in “Legislative and Regulatory Matters — Federal Legislation and Related Matters,” Treasury and HUD, in consultation with other government agencies, are expected to develop legislative recommendations for the future of the GSEs.

MHA Program and Other Efforts to Assist the Housing Market

We are working with our Conservator to help distressed homeowners through initiatives that support the MHA Program. We also implemented a number of other initiatives to assist the U.S. residential mortgage market and help families keep their homes, some of which were undertaken at the direction of FHFA. If our efforts under the MHA Program and other initiatives to support the U.S. residential mortgage market do not achieve their desired results, or are otherwise perceived to have failed to achieve their objectives, we may experience damage to our reputation, which may impact the extent of future government support for our business.

During the third quarter of 2009, we continued to enhance our infrastructure and capacity to support the MHA Program by devoting significant internal resources to support the increased activity under both of its key initiatives: the Home Affordable Refinance Program and the Home Affordable Modification Program.

Home Affordable Refinance Program

The Home Affordable Refinance Program gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments. The Freddie Mac Relief Refinance Mortgagesm is our implementation of the Home Affordable Refinance Program for our loans. As of

2	Freddie Mac

September 30, 2009, we purchased approximately 98,000 loans totaling approximately $20.0 billion in unpaid principal balance under this program, including approximately 54,000 loans with current LTVs above 80%.

We expect to continue to experience strong demand for the Freddie Mac Relief Refinance Mortgage due to low interest rates and recent enhancements to the program. These enhancements were designed to help more borrowers take advantage of the program, and include:

•	increasing the maximum allowable current LTV ratio of a Freddie Mac Relief Refinance Mortgage to 125%;

•	allowing borrowers to refinance a Freddie Mac-owned or guaranteed mortgage with any lender affiliated with Freddie Mac; and

•	increasing the amount of closing costs that can be included in the new refinance mortgage up to $5,000.

Home Affordable Modification Program, or HAMP

HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosure and keep their homes through mortgage modifications. We have focused our loan modification efforts on HAMP since it was introduced in the second quarter of 2009, and have completed 471 modifications under HAMP as of September 30, 2009. Under HAMP, borrowers must complete a trial period of three or more months before the loan is modified. Our overall loan modification volume declined in the third quarter of 2009 as compared to the second quarter of 2009 because borrowers did not begin entering into trial periods under HAMP in significant numbers until early in the third quarter and, in many cases, trial periods were extended beyond the initial three month period as HAMP guidelines were modified. Based on information reported by our servicers to the MHA program administrator, more than 88,000 loans that we own or guarantee were in the trial period portion of the HAMP process as of September 30, 2009. Trial period loans under HAMP are those where the borrower has made the first payment under the terms of a trial period offer.

Through September 30, 2009, our loss mitigation activity under HAMP has been primarily focused with our larger seller/servicers, which service the majority of our loans, and variations in their approaches may cause fluctuations in HAMP processing volumes. There is uncertainty regarding the sustainability of our current volume levels once our larger seller/servicers complete the bulk of their initial efforts. The completion rate for HAMP loans, which is the percentage of loans that successfully exit the trial period due to the borrower fulfilling the requirements for the modification, remains uncertain due to the number of new requirements of this program. We have undertaken several initiatives designed to increase the number of loans modified under HAMP, including:

•	engaging a vendor to help ease backlogs at several servicers by processing requests for HAMP modifications;

•	engaging a vendor to meet with eligible borrowers at their homes and help them complete loan modification requests; and

•	implementing a second-look program designed to ensure that borrowers are being properly considered for HAMP modifications. Borrowers who do not qualify for HAMP are then considered under the company’s other foreclosure prevention programs.

We also serve as compliance agent for certain foreclosure prevention activities under HAMP. Among other duties, as the program compliance agent, we will conduct examinations and review servicer compliance with the published requirements for the program. We will report the results of our examination findings to Treasury. Based on the examinations, we may also provide Treasury with advice, guidance and lessons learned to improve operation of the program.

The MHA Program is intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the credit loss in REO. At present, it is difficult for us to predict the full impact of the MHA Program on us. However, to the extent our borrowers participate in HAMP in large numbers, the costs we incur, including the servicer and borrower incentive fees, could be substantial. Under HAMP, Freddie Mac will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury. In addition, we continue to devote significant internal resources to the implementation of the various initiatives under the MHA Program. It is not possible at present to estimate whether, and the extent to which, costs, incurred in the near term, will be offset by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

Our Other Recent Efforts to Assist the U.S. Housing Market

•	During the nine months ended September 30, 2009, we purchased or guaranteed $444.2 billion in unpaid principal balance of mortgages and mortgage-related securities for our total mortgage portfolio. This amount

3	Freddie Mac

included $382.0 billion of newly-issued PCs and Structured Securities. Our purchases and guarantees of single-family mortgage loans provided financing for approximately 1.78 million conforming single-family loans, of which approximately 82% consisted of refinancings. We also remain a key source of liquidity for the multifamily market with purchases or guarantees of mortgages that financed approximately 181,000 multifamily units during the nine months ended September 30, 2009;

•	In addition to supporting HAMP, we continued to help borrowers stay in their homes or sell their properties through our other programs. For example, we completed more than 8,000 non-HAMP loan modifications and nearly 18,000 repayment plans, forbearance agreements and pre-foreclosure sales during the third quarter of 2009;

•	We have entered into standby commitments to purchase single-family and multifamily mortgages from a financial institution that provides short-term loans, known as warehouse lines of credit, to mortgage originators. In October 2009, we announced a pilot program to help our seller/servicers obtain warehouse lines of credit with certain participating warehouse lenders;

•	In October 2009, we announced our participation in the Housing Finance Agency initiative, which is a collaborative effort of Treasury, FHFA, Freddie Mac, and Fannie Mae. Under this initiative, we will give credit and liquidity support to state and local housing finance agencies so that such agencies can continue to meet their mission of providing affordable financing for both single-family and multifamily housing;

•	Despite challenging conditions, in October 2009, we completed our second securitization transaction with multifamily mortgage loans this year, which totaled approximately $1 billion;

•	We expect to participate in more than 300 foreclosure prevention workshops during 2009, reaching borrowers in more than 25 states nationwide. In the first half of 2009, Freddie Mac contributed nearly $5 million to non-profit organizations to help educate borrowers about their options and prevent fraud. We will be providing additional grants to organizations that are working to support the MHA program. These organizations will assist borrowers in completing HAMP requirements.

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

We had a positive net worth at September 30, 2009 as our assets exceeded our liabilities by $10.4 billion. Therefore, we did not require additional funding from Treasury under the Purchase Agreement. However, we expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could adversely affect our net worth.

Significant developments with respect to the support we receive from the government include the following:

•	The aggregate liquidation preference of the senior preferred stock was $51.7 billion as of September 30, 2009. To date, we have paid total dividends of $3.0 billion in cash on the senior preferred stock to Treasury, at the direction of the Conservator.

•	Treasury continues to purchase our mortgage-related securities under a program it announced in September 2008. According to information provided by Treasury, as of September 30, 2009 it held $176.0 billion of mortgage-related securities issued by us and Fannie Mae. Treasury’s purchase authority under this program is scheduled to expire on December 31, 2009.

•	No amounts have been borrowed under the Lending Agreement as of September 30, 2009. However, we have successfully tested our ability to access funds under the Lending Agreement.

•	The Federal Reserve continues to purchase our debt and mortgage-related securities under a program it announced in November 2008. According to information provided by the Federal Reserve, as of October 28, 2009 it had net purchases of $325.6 billion of our mortgage-related securities and held $54.0 billion of our direct obligations. On September 23, 2009, the Federal Reserve announced that it will gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that these purchases will be executed by the end of the first quarter of 2010. As discussed below, the slowing of debt purchases by the Federal Reserve and the conclusion of its debt purchase program could adversely affect our ability to access the unsecured debt markets.

It is difficult at this time to predict the impact that the completion of the Federal Reserve’s and Treasury’s mortgage-related securities purchase programs will have on our business and the U.S. mortgage market. It is possible

4	Freddie Mac

that interest rate spreads on mortgage-related securities could widen, resulting in more favorable investment opportunities for us following the completion of these programs. However, we may be limited in our ability to take full advantage of any potential investment opportunities because, beginning in 2010, we must reduce our mortgage-related investments portfolio, pursuant to the Purchase Agreement, by 10% per year, until it reaches $250 billion.

For information on the potential impacts of the completion of the Federal Reserve’s purchase program and the expiration of the Lending Agreement with Treasury on our access to the debt markets and our liquidity backstop plan, see “Liquidity and Capital Resources — Liquidity”.

For more information on the terms of the conservatorship, the powers of our Conservator and certain of the initiatives, programs and agreements described above, see “BUSINESS — Conservatorship and Related Developments” in our 2008 Annual Report.

Housing and Economic Conditions and Impact on Third Quarter 2009 Results

Our financial results for the third quarter of 2009 reflect the continuing adverse economic conditions in the U.S. During 2009, there have been some positive housing market developments, including higher volumes of home sales and modest improvements in home prices in certain regions and states. However, there have been significant increases in unemployment rates which, coupled with declines in household wealth, have contributed to increases in residential mortgage delinquency rates. We believe that much of the increase in home sales reflects distressed home sales, including higher short sales and sales of foreclosed properties in the market. As a result, we continue to experience significant credit-related expenses. Our provision for credit losses was $7.6 billion in the third quarter of 2009, principally due to increased estimates of incurred losses caused by the deteriorating economic conditions, which were evidenced by our increased rates of delinquency, the significant volume of REO acquisitions and an increase in our single-family non-performing assets.

Home prices nationwide increased an estimated 0.3% in the third quarter of 2009 (and an estimated 0.9% during the nine months ended September 30, 2009) based on our own internal index. However, many regions and states suffered significant home price declines in the last two years. The percentage decline in home prices in the last two years has been particularly large in the states of California, Florida, Arizona and Nevada, which comprised approximately 25% of the loans in our single-family mortgage portfolio as of September 30, 2009. The second and third quarters of the year are historically strong periods for home sales. Seasonal strength along with the impact of state and federal government actions, including incentives for first time homebuyers and foreclosure suspensions, may have contributed to the increase in home prices during the third quarter of 2009. We expect that when temporary government actions expire and the seasonal peak in home sales has passed, home prices are likely to decline over the near term. Unemployment rates worsened in the third quarter of 2009, and the national unemployment rate increased to 9.8% at September 30, 2009 as compared to 9.5% at June 30, 2009. Certain states experienced much higher unemployment rates, such as California, Florida, Michigan and Nevada, where the unemployment rate reached 12.2%, 11.0%, 15.3% and 13.3%, respectively, at September 30, 2009. Loans originated in these states comprised approximately 26% of the loans in our single-family mortgage portfolio as of September 30, 2009. Many financial institutions continued to remain cautious in their lending activities during the third quarter of 2009. Although there was overall improvement in credit and liquidity conditions during the third quarter, credit spreads for both mortgage and corporate loans remained higher than before the start of the recession.

These macroeconomic conditions and other factors, such as our temporary suspensions of foreclosure transfers of occupied homes, contributed to an increase in the number and aging of delinquent loans in our single-family mortgage portfolio during the third quarter of 2009. Beginning in November 2008, we temporarily suspended all foreclosure transfers of occupied homes for certain periods ending March 6, 2009. Beginning March 7, 2009, we began suspension of foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under HAMP. We also observed a continued increase in market-reported delinquency rates for mortgages serviced by financial institutions, not only for subprime and Alt-A loans but also for prime loans, and we experienced significant increases in delinquency rates for all product types during the third quarter of 2009. Additionally, as the slump in the U.S. housing market has lasted over two years, increasing numbers of borrowers that previously had significant equity in their homes are now “underwater,” or owing more on their mortgage loans than their homes are currently worth.

The continued weakness in housing market conditions during the third quarter of 2009 also led to a further decline in the performance of the non-agency mortgage-related securities in our mortgage-related investments portfolio. Mortgage-related securities backed by subprime, option ARM, Alt-A and other loans have significantly greater concentrations in the states that are undergoing the greatest stress, including California, Florida, Arizona and Nevada.

5	Freddie Mac

As a result of these and other factors, we recognized impairments of available-for-sale securities in earnings during the third quarter of 2009.

Multifamily housing fundamentals deteriorated during the third quarter of 2009, reflecting an increasing unemployment rate and reduced access to credit for individual and institutional borrowers. Partially as a result of home ownership becoming more affordable over the past several years, multifamily properties experienced declining rent levels and vacancy rates rose to multi-year highs. This trend negatively impacted multifamily property cash flows in the third quarter of 2009. Our multifamily delinquency rate was unchanged at September 30, 2009 from 11 basis points as of June 30, 2009, though we expect it to increase during the remainder of 2009. During 2009, we have also seen significant deterioration in the financial strength of certain multifamily borrowers in measures such as the debt coverage ratio and estimated current LTV ratios for the properties.

Consolidated Results of Operations — Third Quarter 2009

Net income (loss) was $(5.0) billion and $(25.3) billion for the third quarters of 2009 and 2008, respectively. Net loss decreased in the third quarter of 2009 compared to the third quarter of 2008, principally due to lower impairment-related losses on mortgage-related securities, higher net interest income, and fair value gains on our guarantee asset and other investment activities, compared to losses on these items during the third quarter of 2008. These income and gains for the third quarter of 2009 were partially offset by increased provision for credit losses, losses on debt recorded at fair value and losses on loans purchased, compared to the third quarter of 2008.

Net interest income was $4.5 billion for the third quarter of 2009, compared to $1.8 billion for the third quarter of 2008. As compared to the third quarter of 2008, we held higher amounts of fixed-rate mortgage loans and agency mortgage-related securities in our mortgage-related investments portfolio and had lower funding costs, due to significantly lower interest rates on our short- and long-term borrowings during the three months ended September 30, 2009. Net interest income during the three months ended September 30, 2009 also benefited from the funds we received from Treasury under the Purchase Agreement. These funds generate net interest income, because the costs of such funds are not reflected in interest expense, but instead as dividends paid on senior preferred stock.

Non-interest income (loss) was $(1.1) billion for the three months ended September 30, 2009, compared to $(11.4) billion for the three months ended September 30, 2008. The decrease in non-interest loss in the third quarter of 2009 was primarily due to improvements in investment activity, which was a gain of $1.4 billion in the third quarter of 2009 as compared to a loss of $9.8 billion in the third quarter of 2008, and our guarantee asset, which was a gain of $0.6 billion in the third quarter of 2009 as compared to a loss of $1.7 billion in the third quarter of 2008. These improvements were partially offset by a $2.3 billion increase in derivatives losses, net of foreign-currency related effects. The decrease in losses on investment activity during the third quarter of 2009 was due principally to lower impairment-related losses primarily recognized on available-for-sale non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans during the quarter, which decreased to $1.2 billion in the third quarter of 2009, compared to $9.1 billion in the third quarter of 2008.

Non-interest expenses increased to $8.5 billion in the third quarter of 2009 from $7.8 billion in the third quarter of 2008 due primarily to higher provision for credit losses. Our results for the third quarter of 2008 included a non-recurring securities administrator loss on investment activity of $1.1 billion related to the September 2008 bankruptcy of Lehman Brothers Holdings, Inc. Credit-related expenses totaled $7.5 billion and $6.0 billion for the third quarters of 2009 and 2008, respectively, and included our provision for credit losses of $7.6 billion and $5.7 billion, respectively. The increase in provision for credit losses was primarily due to the continued credit deterioration in our single-family mortgage portfolio, reflected in further increases in delinquency rates. Losses on loans purchased increased to $531 million for the third quarter of 2009, compared to $252 million for the third quarter of 2008, due to lower market valuations for delinquent and modified loans in the third quarter of 2009, as compared to the third quarter of 2008. We expect to incur losses on loans purchased in the fourth quarter of 2009. Administrative expenses totaled $433 million for the third quarter of 2009, up from $308 million for the third quarter of 2008, primarily due to a partial reversal of short-term compensation expenses recorded in the third quarter of 2008.

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

6	Freddie Mac

Table 1 presents Segment Earnings by segment and the All Other category and includes a reconciliation of Segment Earnings to net income (loss) prepared in accordance with GAAP.

Table 1 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Segment Earnings, net of taxes:
Investments	$(4)	$(1,177)	$(1,523)	$(389)
Single-family Guarantee	(4,292)	(3,501)	(13,329)	(5,347)
Multifamily	99	193	394	527
All Other	(18)	(6)	(26)	134
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	(1,443)	(1,292)	2,915	(1,959)
Credit guarantee-related adjustments	734	(1,076)	1,690	568
Investment sales, debt retirements and fair value-related adjustments	2,351	(7,717)	3,279	(9,288)
Fully taxable-equivalent adjustments	(96)	(103)	(294)	(318)

Total pre-tax adjustments	1,546	(10,188)	7,590	(10,997)
Tax-related adjustments(2)	(2,343)	(10,616)	(7,201)	(10,195)

Total reconciling items, net of taxes	(797)	(20,804)	389	(21,192)

Net income (loss) attributable to Freddie Mac	$(5,012)	$(25,295)	$(14,095)	$(26,267)

(1)	In the third quarter of 2009, we reclassified our investments in commercial mortgage-backed securities and all related income and expenses from the Investments segment to the Multifamily segment. Prior periods have been reclassified to conform to the current presentation.
(2)	Includes a non-cash charge, related to the establishment of a partial valuation allowance against our deferred tax assets, net that is not included in Segment Earnings of approximately $1.9 billion and $4.7 billion for the three and nine months ended September 30, 2009, respectively, as well as $14.3 billion for both the three and nine months ended September 30, 2008.

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

Consolidated Balance Sheets Analysis

During the nine months ended September 30, 2009, total assets increased by $15.6 billion to $866.6 billion while total liabilities decreased by $25.4 billion to $856.2 billion. Total equity (deficit) was $10.4 billion at September 30, 2009 compared to $(30.6) billion at December 31, 2008.

Our cash and other investments portfolio increased by $19.4 billion during the nine months ended September 30, 2009 to $83.7 billion, primarily due to a $10.3 billion increase in cash and cash equivalents and a $9.7 billion increase in non-mortgage-related securities. We received $6.1 billion and $30.8 billion in June 2009 and March 2009, respectively, pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of March 31, 2009 and December 31, 2008, respectively. Based upon our positive net worth at June 30, 2009, we did not receive any additional funding from Treasury during the three months ended September 30, 2009.

The unpaid principal balance of our mortgage-related investments portfolio decreased 2.6%, or $20.6 billion, during the nine months ended September 30, 2009 to $784.2 billion. The decrease in our mortgage-related investments portfolio is attributable to a relative lack of favorable investment opportunities, as evidenced by tighter spreads on agency mortgage-related securities. We believe these tighter spread levels are driven by the Federal Reserve’s and Treasury’s agency mortgage-related securities purchase programs. We expect investment opportunities for agency mortgage-related securities will remain limited while these purchase programs remain in effect. Once these programs are completed, it is possible that spreads could widen again, which might create favorable investment opportunities. We may be limited in our ability to take full advantage of any such opportunities in future periods because, beginning in 2010, we must reduce our mortgage-related investments portfolio pursuant to the Purchase Agreement by 10% per year, until it reaches $250 billion. We may be required to sell mortgage-related assets in 2010 to meet the required 10% reduction, particularly given the potential in coming periods for significant increases in loan modifications and purchases of delinquent loans, both of which result in the purchase of mortgage loans from our PCs for our mortgage-related investments portfolio. In addition, further widening of spreads could result in additional unrealized losses on our available-for-sale securities.

7	Freddie Mac

Short-term debt decreased by $69.7 billion during the nine months ended September 30, 2009 to $365.4 billion, and long-term debt increased by $30.5 billion to $438.4 billion. As a result, our outstanding short-term debt, including the current portion of long-term debt, decreased as a percentage of our total debt outstanding to 45% at September 30, 2009 from 52% at December 31, 2008. The increase in our long-term debt reflects the improvement during 2009 of spreads on our debt and our continued favorable access to the debt markets, primarily as a result of the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program. In July 2009 we made a tender offer to purchase $4.4 billion of our outstanding Freddie SUBS® securities. We accepted $3.9 billion of the tendered securities. This tender offer was consistent with our effort to reduce our funding costs by retiring higher cost debt. Our reserve for guarantee losses on PCs increased by $13.7 billion to $28.6 billion during the nine months ended September 30, 2009 as a result of an increase in probable incurred losses, primarily attributable to the overall macroeconomic environment, including continued weakness in the housing market and increasing unemployment.

Total equity (deficit) increased from $(30.6) billion at December 31, 2008 to $10.4 billion at September 30, 2009, reflecting increases due to (i) $36.9 billion we received from Treasury under the Purchase Agreement during the first nine months of 2009, (ii) a $15.3 billion decrease in our unrealized losses in AOCI, net of taxes, on our available-for-sale securities and (iii) an increase in retained earnings (accumulated deficit) of $15.0 billion, and a corresponding adjustment of $(9.9) billion net of taxes, to AOCI, as a result of the April 1, 2009 adoption of an amendment to the accounting standards for investments in debt and equity securities (FASB ASC 320-10-65-1). These increases in total equity (deficit) were partially offset by (i) a $14.1 billion net loss and (ii) $2.8 billion of senior preferred stock dividends for the nine months ended September 30, 2009. The $15.3 billion decrease in the unrealized losses in AOCI, net of taxes, on our available-for-sale securities during the nine months ended September 30, 2009 was largely due to (i) fair value improvement on our available-for-sale mortgage-related securities, particularly during the third quarter of 2009, primarily as a result of tighter mortgage-to-debt OAS and lower interest rates, and (ii) the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities.

Consolidated Fair Value Results

During the three months ended September 30, 2009, the fair value of net assets, before capital transactions, increased by $4.1 billion compared to a decrease of $36.7 billion during the three months ended September 30, 2008. The fair value of net assets as of September 30, 2009 was $(67.7) billion, compared to $(70.5) billion as of June 30, 2009. Included in our fair value results for the three months ended September 30, 2009 are the $1.3 billion of dividends paid in cash to Treasury on our senior preferred stock. The increase in the fair value of our net assets, before capital transactions, during the three months ended September 30, 2009 principally relates to an increase in the fair value of our mortgage-related investments portfolio, resulting from higher core spread income and net tightening of mortgage-to-debt OAS.

Liquidity and Capital Resources

Liquidity

Our access to the debt markets has improved since the height of the credit crisis in the fall of 2008. The support of Treasury and the Federal Reserve in recent periods has contributed to this improvement. During the third quarter of 2009, the Federal Reserve continued to be an active purchaser in the secondary market of our long-term debt under its purchase program and, as a result, spreads on our debt remained favorable. Debt spreads generally refer to the difference between the yields on our debt securities and the yields on a benchmark index or security, such as LIBOR or Treasury bonds of similar maturity. During the third quarter of 2009, we were able to continue to reduce our use of short-term debt by issuing long-term and callable debt. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2008 Annual Report for more information on our debt funding activities and risks posed by current market challenges and “RISK FACTORS” in our 2008 Annual Report for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

Treasury and the Federal Reserve have taken a number of actions affecting our access to debt financing, including the following:

•	Treasury entered into the Lending Agreement with us on September 18, 2008, under which we may request funds until its scheduled expiration on December 31, 2009. As of September 30, 2009, we had not borrowed under the Lending Agreement. However, we have successfully tested our ability to access funds under the Lending Agreement.

•	The Federal Reserve has implemented a program to purchase, in the secondary market, up to $200 billion in direct obligations of Freddie Mac, Fannie Mae, and the FHLBs. On September 23, 2009, the Federal Reserve announced that it will gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that the purchases will be executed by the end of the first quarter of 2010.

8	Freddie Mac

The scheduled expiration of the Lending Agreement and completion of the Federal Reserve’s debt purchase program could adversely affect our ability to access the unsecured debt markets, making it more difficult or costly to fund our business. The completion of these programs could negatively affect the spreads on our debt and limit our ability to issue long-term and callable debt. This may also adversely affect our ability to replace our short-term funding with longer-term debt.

Upon expiration of the Lending Agreement, we will not have a liquidity backstop (other than Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority) if we are unable to obtain funding from issuances of debt or other conventional sources. At present, we are not able to predict the likelihood that a liquidity backstop will be needed, or to identify the alternative sources of liquidity that might then be available to us, other than draws from Treasury under the Purchase Agreement or Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. In addition, market conditions could limit the availability of the assets in our mortgage-related investments portfolio as a significant source of funding. If we were unable to obtain funding from issuances of debt or other conventional sources at suitable terms or in sufficient amounts, it is likely that the funds potentially available from Treasury would not be adequate to operate our business.

Based on the current aggregate liquidation preference of the senior preferred stock, Treasury is entitled to annual cash dividends of $5.2 billion, which exceeds our annual historical earnings in most periods. To date, we have paid $3.0 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2010 (the amounts of which must be determined by December 31, 2009), will have an adverse impact on our future financial condition and net worth. Further draws from Treasury under the Purchase Agreement would increase the liquidation preference of and the dividends we owe on, the senior preferred stock and, therefore, payment of our dividend obligations in cash could contribute to the need for additional draws from Treasury.

Capital Adequacy

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement.

The Purchase Agreement provides that, if FHFA, as Conservator, determines as of quarter end that our liabilities have exceeded our assets under GAAP, upon FHFA’s request on our behalf, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets, up to the maximum aggregate amount that may be funded under the Purchase Agreement. At September 30, 2009, our assets exceeded our liabilities by $10.4 billion. Because we had a positive net worth as of September 30, 2009, FHFA has not submitted a draw request on our behalf to Treasury for any additional funding under the Purchase Agreement. We also did not require additional funding under the Purchase Agreement based on our positive net worth at the end of the second quarter of 2009. The aggregate liquidation preference of the senior preferred stock is $51.7 billion and the amount remaining under the Treasury’s funding agreement is $149.3 billion as of September 30, 2009.

We expect to make additional draws under the Purchase Agreement in future periods, due to a variety of factors that could materially affect the level and volatility of our net worth. For additional information concerning the potential impact of the Purchase Agreement, including making additional draws, see “RISK FACTORS” in our 2008 Annual Report. For additional information on our capital management during conservatorship and factors that could affect the level and volatility of our net worth, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Adequacy” and “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements.

Risk Management

Credit Risks

Overview

During the current economic crisis, the mortgage markets have relied on Freddie Mac to provide a reliable source of liquidity, stability and affordability through our investment and credit guarantee activities. However, our business activities, including the additional activities we have undertaken during the current economic crisis, expose us to credit risk, primarily mortgage credit risk and institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other mortgage-related guarantee. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations.

9	Freddie Mac

Mortgage and credit market conditions remain challenging in 2009 due to a number of factors, including the following:

•	the effect of changes in other financial institutions’ underwriting standards in past years, which allowed for the origination of significant amounts of new higher-risk mortgage products in 2006 and 2007 and the early months of 2008. These mortgages have performed particularly poorly during the current housing and economic downturn, and have defaulted at historically high rates. However, even with the tightening of underwriting standards, economic conditions will continue to negatively impact recent originations;

•	increases in unemployment;

•	declines in home prices nationally and regionally during much of the last two years;

•	higher incidence of institutional insolvencies;

•	higher levels of mortgage foreclosures and delinquencies;

•	higher incidence of fraud by borrowers, mortgage brokers and other parties involved in real estate transactions;

•	significant volatility in interest rates;

•	significantly lower levels of liquidity in institutional credit markets;

•	wider credit spreads;

•	rating agency downgrades of mortgage-related securities and financial institutions; and

•	declines in market rents and increased vacancy rates that cause declines in multifamily property values.

The deterioration in the mortgage and credit markets increased our exposure to both mortgage and institutional credit risks. A number of factors make it difficult to predict when the mortgage and credit markets will recover, including, among others, uncertainty concerning the effect of current or any future government actions in these markets. While our assumption for home prices, based on our own index, continues to be for a further decline in national home prices over the near term, there continues to be divergence among economists about the future economic outlook and when a sustained recovery in home prices may occur.

Single-Family Mortgage Portfolio

The following statistics illustrate the credit deterioration of loans in our single-family mortgage portfolio, which consists of single-family mortgage loans in our mortgage-related investments portfolio and those backing our PCs, Structured Securities and other mortgage-related guarantees.

Table 2 — Credit Statistics, Single-Family Mortgage Portfolio(1)

	As of
	09/30/09	06/30/09	03/31/2009	12/31/2008	09/30/2008

Delinquency rate(2)	3.33%	2.78%	2.29%	1.72%	1.22%
Non-performing assets, on balance sheet (in millions)	$17,334	$14,981	$13,445	$11,241	$9,840
Non-performing assets, off-balance sheet (in millions)(3)	$74,313	$61,936	$49,881	$36,718	$25,657
Single-family loan loss reserve (in millions)	$29,174	$24,867	$22,403	$15,341	$10,133
REO inventory (in units)	41,133	34,699	29,145	29,340	28,089

	For the Three Months Ended
	09/30/09	06/30/09	03/31/2009	12/31/2008	09/30/2008
		(in units, unless noted)

Loan modifications(4)	9,013	15,603	24,623	17,695	8,456
REO acquisitions	24,373	21,997	13,988	12,296	15,880
REO disposition severity ratio(5)	39.2%	39.8%	36.7%	32.8%	29.3%
Single-family credit losses (in millions)(6)	$2,138	$1,906	$1,318	$1,151	$1,270

(1)	See “OUR PORTFOLIOS” and “GLOSSARY” for information about our portfolios.
(2)	Single-family delinquency rate information is based on the number of loans that are 90 days or more past due and those in the process of foreclosure, excluding Structured Transactions. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 90 days delinquent under the modified terms. Delinquency rates for our single-family mortgage portfolio including Structured Transactions were 3.43% and 1.83% at September 30, 2009 and December 31, 2008, respectively.
(3)	Consists of delinquent loans in our single-family mortgage portfolio which underlie our issued PCs and Structured Securities, based on unpaid principal balances that are past due for 90 days or more.
(4)	The number of executed modifications under agreement with the borrower during the period. Excludes forbearance agreements, which are made in certain circumstances and under which reduced or no payments are required during a defined period, as well as repayment plans, which are separate agreements with the borrower to repay past due amounts and return to compliance with the original terms. Based on information reported by our servicers to the MHA program administrator, excludes 88,668 loans that were in the trial period for the modification process under HAMP as of September 30, 2009.
(5)	Calculated as the aggregate amount of our losses recorded on disposition of REO properties during the respective quarterly period divided by the aggregate unpaid principal balances of the related loans with the borrowers. The amount of losses recognized on disposition of the properties is equal to the amount by which the unpaid principal balance of loans exceeds the amount of net sales proceeds from disposition of the properties. Excludes other related credit losses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.
(6)	See footnote (3) of “Table 52 — Credit Loss Performance” for information on the composition of credit losses.

10	Freddie Mac

As the table above illustrates, we have experienced continued deterioration in the performance of our single-family mortgage portfolio due to several factors, including the following:

•	The expansion of the housing and economic downturn has reached a broader group of single-family borrowers. The unemployment rate in the U.S. rose from 7.2% at December 31, 2008 to 9.8% as of September 30, 2009. During 2009, the delinquency rate of 30-year fixed-rate amortizing loans, which is a more traditional mortgage product, increased to 3.37% at September 30, 2009 as compared to 2.76% at June 30, 2009 and 1.69% at December 31, 2008.

•	Certain loan groups within the single-family mortgage portfolio, such as Alt-A and interest-only loans, as well as 2006 and 2007 vintage loans, continue to be larger contributors to our worsening credit statistics than other, more traditional loan groups. These loans have been more affected by macroeconomic factors, such as declines in home prices, which resulted in erosion in the borrower’s equity. These loans are also concentrated in the West region. The West region comprised 27% of the unpaid principal balances of our single-family mortgage portfolio as of September 30, 2009, but accounted for 46% of our REO acquisitions, based on the related loan amount prior to our acquisition, and 37% of delinquencies in the nine months ended September 30, 2009. In addition, states in the West region (especially California, Arizona and Nevada) and Florida tend to have higher average loan balances than the rest of the U.S. and were most affected by the steep home price declines during the last two years. California and Florida were the states with the highest credit losses in the nine months ended September 30, 2009, comprising 46% of our single-family credit losses on a combined basis.

Loss Mitigation

We are focused on initiatives that support the MHA Program. We have taken several steps designed to support homeowners and mitigate the growth of our non-performing assets. We continue to expand our efforts to increase our use of foreclosure alternatives, and have expanded our staff and engaged certain vendors to assist our seller/servicers in completing loan modifications and other outreach programs with the objective of keeping more borrowers in their homes.

Our more recent loss mitigation activities create fluctuations in our credit statistics. For example, our temporary suspensions of foreclosure transfers of occupied homes temporarily slowed the rate of growth of our REO inventory and of charge-offs, a component of our credit losses, in certain periods since November 2008, but caused our reserve for guarantee losses to rise. This also has created an increase in the number of delinquent loans that remain in our single-family mortgage portfolio, which results in higher reported delinquency rates than without the suspension of foreclosure transfers. In addition, the implementation of HAMP in the second quarter of 2009 contributed to a temporary decrease in the number of completed loan modifications in both the second and third quarters of 2009 since there is a trial period before these modifications become effective. Trial periods are required to last for at least three months. Borrowers did not begin entering into trial periods under HAMP in significant numbers until early in the third quarter and, in many cases, trial periods were extended beyond the initial three month period as HAMP guidelines were modified.

Our servicers have a key role in the success of our loss mitigation activities. The significant increases in delinquent loan volume and the deteriorating conditions of the mortgage market during 2008 and 2009 placed a strain on the loss mitigation resources of many of our mortgage servicers. To the extent servicers do not complete loan modifications with eligible borrowers our credit losses could increase.

Investments in Non-Agency Mortgage-Related Securities

Our investments in non-agency mortgage-related securities also were affected by the deteriorating credit conditions in 2008 and continuing into 2009. The table below illustrates the increases in delinquency rates for loans that back our subprime first lien, option ARM and Alt-A securities and associated gross unrealized losses, pre-tax. We believe that unrealized losses on non-agency mortgage-related securities at September 30, 2009 were attributable to poor underlying collateral performance, decreased liquidity and larger risk premiums in the non-agency mortgage market. These securities comprise $100.7 billion of the $180.8 billion of non-agency mortgage-related securities in our mortgage-related investments portfolio as of September 30, 2009. Given our forecast that national home prices are likely to decline over the near term, the performance of the loans backing these securities could continue to deteriorate.

11	Freddie Mac

Table 3 — Credit Statistics, Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans

	As of
	09/30/2009	06/30/2009	03/31/2009	12/31/2008	09/30/2008
	(dollars in millions)

Delinquency rates:(1)
Non-agency mortgage-related securities backed by:
Subprime first lien	46%	44%	42%	38%	35%
Option ARM	42	40	36	30	24
Alt-A(2)	24	22	20	17	14
Cumulative collateral loss:(3)
Non-agency mortgage-related securities backed by:
Subprime first lien	12%	10%	7%	6%	4%
Option ARM	6	4	2	1	1
Alt-A(2)	3	3	2	1	1
Gross unrealized losses, pre-tax(4)(5)	$38,039	$41,157	$27,475	$30,671	$22,411

Total other-than-temporary impairment of available-for-sale securities(5)	$3,235	$10,380	$6,956	$6,794	$8,856
Portion of other-than-temporary impairment recognized in AOCI(5)	2,105	8,223	—	—	—

Net impairment of available-for-sale securities recognized in earnings for the three months ended(5)	$1,130	$2,157	$6,956	$6,794	$8,856

(1)	Based on the number of loans that are 60 days or more past due. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 60 days delinquent under the modified terms.
(2)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(3)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are less than the losses on the underlying collateral as presented in this table, as a majority of the securities we hold include significant credit enhancements, particularly through subordination.
(4)	Gross unrealized losses, pre-tax, represent the aggregate of the amount by which amortized cost exceeds fair value measured at the individual lot level.
(5)	Upon the adoption of an amendment to the accounting standards for investments in debt and equity securities (FASB ASC 320-10-35) on April 1, 2009, the amount of credit losses and other-than-temporary impairment related to securities where we have the intent to sell or where it is more likely than not that we will be required to sell is recognized in our consolidated statements of operations within the line captioned net impairment on available-for-sale securities recognized in earnings. The amount of other-than-temporary impairment related to all other factors is recognized in AOCI. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Change in the Impairment Model for Debt Securities” to our consolidated financial statements.

We held unpaid principal balances of $104.9 billion of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans in our mortgage-related investments portfolio as of September 30, 2009, compared to $119.5 billion as of December 31, 2008. This decrease is due to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary prepayments on the underlying collateral of $4.6 billion and $14.6 billion during the three and nine months ended September 30, 2009, respectively, representing a partial return of our investment in these securities. We recorded net impairment of available-for-sale securities recognized in earnings on non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans of approximately $1.1 billion and $10.2 billion for the three and nine months ended September 30, 2009, respectively. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009. Pre-tax unrealized losses on securities backed by subprime, option ARM, Alt-A and other loans reflected in AOCI were $38.0 billion at September 30, 2009. These unrealized losses include $15.3 billion, pre-tax ($9.9 billion, net of tax), of other-than-temporary impairment losses reclassified from retained earnings to AOCI as a result of the second quarter 2009 adoption of an amendment to the accounting standards for investments in debt and equity securities and increases in fair value during the first nine months of 2009 of $7.9 billion primarily due to (i) tighter mortgage-to-debt OAS and (ii) the recognition in earnings of other-than-temporary impairments related to these securities.

Interest Rate and Other Market Risks

Our mortgage-related investments portfolio is a source of liquidity and stability for the home mortgage finance system, but also exposes us to interest rate risk and other market risks. Prepayment risk arises from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans that we hold or that represent underlying collateral for securities in our mortgage-related investments portfolio. Unexpected mortgage prepayments result in a potential mismatch in the timing of our receipt of cash flows related to such assets versus the timing of payment of cash flows related to our liabilities. As interest rates fluctuate, we use derivatives to adjust the interest rate characteristics of our debt funding in order to more closely match those of our assets.

12	Freddie Mac

The recent market environment has remained volatile. Throughout 2008 and into 2009, we adjusted our interest rate risk models to reflect rapidly changing market conditions. In particular, these models were adjusted during 2009 to reflect changes in prepayment expectations resulting from the MHA Programs, including mortgage refinancing expectations.

Operational Risks

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud and failures of the technology used to support our business activities. Our risk of operational failure may be increased by vacancies in officer and key business unit positions and failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely financial reporting, or result in other adverse consequences.

As a result of management’s evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009, at a reasonable level of assurance. We continue to work to improve our financial reporting governance process and remediate material weaknesses and other deficiencies in our internal controls. While we are making progress on our remediation plans, our material weaknesses have not been fully remediated at this time. After consideration of our mitigating activities, including our remediation efforts through September 30, 2009, we believe that our interim consolidated financial statements for the quarter ended September 30, 2009, have been prepared in conformity with GAAP.

Adoption of SFAS 166 and SFAS 167

Effective January 1, 2010, we will adopt: (i) the amendment to the accounting standards for transfers of financial assets (SFAS 166), which changes the accounting standards on transfer and servicing of financial assets (FASB ASC 860); and (ii) the amendment to the accounting standards on consolidations (SFAS 167), which changes the consolidation guidance related to variable interest entities. We expect that the adoption of these two amendments will have a significant impact on our consolidated financial statements.

Upon adoption of these standards, we will be required to consolidate our single-family PC trusts and some of our Structured Transactions in our financial statements, which could have a significant negative impact on our net worth and could result in additional draws under the Purchase Agreement.

The adoption of these two amendments would significantly increase our required level of capital under existing regulatory capital rules, which are not binding during conservatorship as our Conservator has suspended regulatory capital classification of us.

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

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs, Structured Securities and other mortgage-related guarantees is primarily represented by the unpaid principal balance of the related loans and securities held by third parties, which was $1,459 billion and $1,403 billion at September 30, 2009 and December 31, 2008, respectively. Based on our historical credit losses, which in the third quarter of 2009 averaged approximately 44.3 basis points of the aggregate unpaid principal balance of our single-family mortgage portfolio, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees.

Legislative and Regulatory Matters

The following section discusses certain significant recent developments with respect to legislative and regulatory matters.

Federal Legislation and Related Matters

On June 17, 2009, the Obama Administration announced a legislative proposal to overhaul the regulatory structure of the financial services industry. The proposal includes draft bills addressing resolution authority for systemically significant institutions, consumer financial protection, securitization and derivatives, among other subjects. If enacted, this proposal would result in significant changes in the regulation of the financial services industry, and would affect

13	Freddie Mac

the business and operations of Freddie Mac. However, we cannot predict the impact of the proposal on our business and operations, because Congress has not yet fully considered the legislation.

The Obama Administration’s proposal does not address the regulatory oversight or structure of Freddie Mac. Under the proposal, Treasury and HUD are expected to consult with other government agencies and develop recommendations for the future of Freddie Mac, Fannie Mae and the Federal Home Loan Bank System. According to the proposal, Treasury and HUD will report their recommendations to Congress and the general public at the time of the President’s 2011 budget release, which is currently planned for February 2010.

Congress may consider separate legislation that could affect Freddie Mac’s business and operations, such as legislation allowing bankruptcy judges to modify the terms of mortgages on principal residences for borrowers who file for bankruptcy under Chapter 13 of the bankruptcy code.

Congress is considering legislative proposals regarding the oversight of the derivatives market. These proposals would generally extend Commodity Futures Trading Commission or SEC regulatory oversight to certain financial derivatives, including derivatives used by Freddie Mac to manage risk exposures. The proposals would also impose new clearing and reporting requirements, as well as new capital requirements for derivatives dealers and counterparties. The Obama Administration has proposed similar derivatives oversight legislation as part of its proposed overhaul of the financial services regulatory structure. If enacted, such legislation could significantly impact Freddie Mac.

On June 26, 2009, the House of Representatives passed a comprehensive energy bill that would, among other things, require FHFA to provide Freddie Mac and Fannie Mae with additional affordable housing goals credit for qualifying purchases of certain energy-efficient and location-efficient mortgages. The bill would also create a new duty to serve underserved markets for energy-efficient and location-efficient mortgages. In addition, the bill would create a new federal energy loan guarantee program that would help homeowners finance energy-efficient home improvements. The latter provision could adversely impact Freddie Mac by potentially subordinating our security interest in properties of borrowers who obtain such loans. It is currently unclear when, or if, the Senate will consider comparable legislation.

On July 16, 2009, the House of Representatives passed the Financial Services and General Government appropriations bill for fiscal year 2010. The House Committee on Appropriations report accompanying the bill directs Treasury to report to the Committee on its plans to ensure that taxpayers receive repayment of their investment in Freddie Mac and Fannie Mae, as well as companies that received funds from the Troubled Asset Relief Program and other investments of taxpayer funds aimed at ensuring economic and financial stability.

As part of the Economic Stimulus Act of 2008, the conforming loan limits were temporarily increased for mortgages originated in certain high-cost areas from July 1, 2007 through December 31, 2008 to the higher of the applicable 2008 conforming loan limits, set at $417,000 for a mortgage secured by a one-unit single-family residence, or 125% of the median house price for a geographic area, not to exceed $729,750 for a one-unit, single-family residence.

The American Recovery and Reinvestment Act of 2009, or Recovery Act, ensures that the loan limits for mortgages originated in 2009 in the high-cost areas determined under the Economic Stimulus Act do not fall below their 2008 levels. On October 30, 2009, President Obama signed a Continuing Resolution extending funding for federal agencies through December 18, 2009. The Continuing Resolution also includes language extending the temporary high-cost conforming limits set by the Recovery Act through December 2010.

On July 31, 2009, the House of Representatives passed a bill that would require public companies to hold non-binding shareholder votes on executive compensation and to take steps to ensure that members of their compensation committees are independent. The bill would also require specified financial institutions, including Freddie Mac, to disclose incentive-based compensation arrangements to regulators; and would permit federal regulators to prohibit specified financial institutions, including Freddie Mac, from using certain types of compensation structures that the regulators determine encourage inappropriate risks. It is currently unclear when, or if, the Senate will consider comparable legislation.

On October 22, 2009, the House Financial Services Committee approved the Consumer Financial Protection Act which would create a new Consumer Financial Protection Agency responsible for regulating covered institutions, including Freddie Mac. The agency would have regulatory, examination and enforcement authority over financial products and offerings that in many instances would overlap with FHFA’s authority. The bill could impact the regulation of our business and impose additional costs. On October 29, 2009, the House Energy and Commerce Committee also marked up and voted to approve the bill.

Congress is also considering systemic risk and resolution authority legislation. The proposal would address the regulation and resolution authority for certain systemically significant institutions. The bill could significantly change the regulation of Freddie Mac.

14	Freddie Mac

State Legislation

Approximately fourteen states have enacted laws allowing localities to create energy loan assessment programs for the purpose of financing energy efficient home improvements. While the specific terms may vary, these laws generally treat the new energy assessments like property tax assessments and allow for the creation of a new lien to secure the assessment that is senior to any existing Freddie Mac mortgage lien. The Obama Administration has expressed support for these laws. If numerous localities adopt such programs and borrowers obtain this type of financing, these laws could have a negative impact on Freddie Mac’s credit losses.

Various states, cities, and counties implemented mediation programs that could delay or otherwise change their foreclosure processes. The processes, requirements, and duration of mediation programs may vary for each state but are designed to bring servicers and borrowers together to negotiate foreclosure alternatives. These actions could increase our expenses, including by potentially delaying the final resolution of delinquent mortgage loans and the disposition of non-performing assets.

Proposed and Interim Final Regulations

On June 17, 2009, FHFA published a proposed rule that would require Freddie Mac, Fannie Mae and the FHLBs to report to FHFA any fraud or possible fraud relating to any loans or other financial instruments that the entity has purchased or sold. The proposed rule would implement the Reform Act’s fraud reporting provisions and would replace OFHEO’s mortgage fraud regulation.

On July 2, 2009, FHFA published an interim final rule on prior approval of new products, implementing the new product provisions for Freddie Mac and Fannie Mae in the Reform Act. The rule establishes a process for Freddie Mac and Fannie Mae to provide prior notice to the Director of FHFA of a new activity and, if applicable, to obtain prior approval from the Director if the new activity is determined to be a new product. Under the rule, if the Director determines that a new activity of Freddie Mac is a “new product,” a description of the new product must be published for public comment, after which the Director will approve the new product if the Director determines that the new product is: (a) authorized by our charter; (b) in the public interest; and (c) consistent with the safety and soundness of Freddie Mac and the mortgage finance and financial system. On August 31, 2009, Freddie Mac and Fannie Mae filed joint public comments on the interim final rule with FHFA. We cannot currently predict what changes, if any, FHFA may make to the interim final rule in response to our comments and consequently we are not able to predict the impact of the interim final rule on our business or operations. Depending on the manner in which the interim final rule is implemented, this rule could have an adverse impact on our ability to develop and introduce new products and activities to the marketplace.

Affordable Housing Goals

On July 30, 2009, FHFA issued a final rule that adjusts our affordable housing goals and home purchase subgoals for 2009 to the levels set forth in Table 4 below. Except for the multifamily special affordable volume target, FHFA decreased all of the goals and subgoals, as compared to those in effect for 2008.

Table 4 — Housing Goals and Home Purchase Subgoals for 2008 and 2009(1)

	Housing Goals
	2009	2008

Low- and moderate-income goal	43%	56%
Underserved areas goal	32	39
Special affordable goal	18	27
Multifamily special affordable volume target (in billions)	$4.60	$3.92

	Home Purchase Subgoals
	2009	2008

Low- and moderate-income subgoal	40%	47%
Underserved areas subgoal	30	34
Special affordable subgoal	14	18

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages will be determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.

The final rule permits loans we own or guarantee that are modified in accordance with the MHA Program to be treated as mortgage purchases and count toward the housing goals. In addition, the rule excludes from the 2009 housing goals loans with original principal balances that exceed the base conforming loan limits in certain high-cost areas as allowed by the Recovery Act.

We expect that market conditions and the tightened credit and underwriting environment will make achieving our affordable housing goals and subgoals for 2009 challenging.

15	Freddie Mac

Effective beginning calendar year 2010, the Reform Act requires that FHFA establish, by regulation, four single-family housing goals and one multifamily special affordable housing goal. In addition, the Reform Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets, manufactured housing, affordable housing preservation and rural areas, by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low-and moderate-income families in those markets. Effective for 2010, FHFA is required to establish a manner for annually: (1) evaluating whether and to what extent Freddie Mac and Fannie Mae have complied with the duty to serve underserved markets; and (2) rating the extent of compliance. On August 4, 2009, FHFA released an advance notice of proposed rulemaking regarding the duty of Freddie Mac and Fannie Mae to serve the underserved markets. We provided comments on the proposed rulemaking to FHFA, but we cannot predict the contents of any proposed final rule that FHFA may release, or the impact that the final rulemaking will have on our business or operations.

New York Stock Exchange Matters

On November 17, 2008, we received a notice from the NYSE that we had failed to satisfy one of the NYSE’s standards for continued listing of our common stock. Specifically, the NYSE advised us that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock over a consecutive 30 trading-day period was less than $1 per share. On December 2, 2008, we advised the NYSE of our intent to cure this deficiency, and that we might undertake a reverse stock split in order to do so. We did not undertake a reverse stock split or any other action to cure this deficiency.

On September 3, 2009, the NYSE notified us that we had returned to compliance with the NYSE’s minimum share price listing requirement, based on a review as of August 31, 2009 showing that our average share price over the preceding 30 trading days and our closing share price on that date were both more than $1.

16	Freddie Mac

SELECTED FINANCIAL DATA(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in millions, except
	share related amounts)

Statement of Operations Data
Net interest income	$4,462	$1,844	$12,576	$4,171
Non-interest income (loss)	(1,082)	(11,403)	(955)	(10,733)
Non-interest expense	(8,542)	(7,766)	(26,988)	(13,183)
Net loss attributable to Freddie Mac	(5,012)	(25,295)	(14,095)	(26,267)
Net loss attributable to common stockholders	(6,305)	(25,301)	(16,908)	(26,777)
Loss per common share:
Basic	$(1.94)	$(19.44)	$(5.20)	$(30.90)
Diluted	$(1.94)	$(19.44)	$(5.20)	$(30.90)
Weighted average common shares outstanding (in thousands):(2)
Basic	3,253,172	1,301,430	3,254,261	866,472
Diluted	3,253,172	1,301,430	3,254,261	866,472
Dividends per common share	$—	$—	$—	$0.50

			September 30,	December 31,
			2009	2008
			(dollars in millions)

Balance Sheet Data
Total assets			$866,601	$850,963
Short-term debt			365,414	435,114
Long-term senior debt			437,673	403,402
Long-term subordinated debt			694	4,505
All other liabilities			52,414	38,576
Total equity (deficit)			10,406	(30,634)
Portfolio Balances
Mortgage-related investments portfolio(3)			784,171	804,762
Total PCs and Structured Securities issued(4)			1,862,021	1,827,238
Total mortgage portfolio			2,242,702	2,207,476
Non-performing assets			92,225	48,342

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ratios(5)
Return on average assets(6)	(2.3)%	(12.0)%	(2.2)%	(4.4)%
Non-performing assets ratio(7)	4.6	1.9	4.6	1.9
Equity to assets ratio(8)	1.0	(0.1)	(1.2)	0.8
Preferred stock to core capital ratio(9)	N/A	130.2	N/A	130.2

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for information regarding accounting changes impacting the current period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2008 Annual Report for information regarding accounting changes impacting previously reported results.
(2)	For the three and nine months ended September 30, 2009 and 2008, includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share for both the third quarter of 2009 and the third quarter of 2008, because it is unconditionally exercisable by the holder at a cost of $.00001 per share.
(3)	The mortgage-related investments portfolio presented on our consolidated balance sheets differs from the mortgage-related investments portfolio in this table because the consolidated balance sheet amounts include valuation adjustments, discounts, premiums and other deferred balances. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio” for more information.
(4)	Includes PCs and Structured Securities that are held in our mortgage-related investments portfolio. See “OUR PORTFOLIOS — Table 57 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, REMICs, and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on unpaid principal balance. Includes other guarantees issued that are not in the form of a PC, such as long-term standby commitments and credit enhancements for multifamily housing revenue bonds.
(5)	The return on common equity ratio is not presented because the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value), is less than zero for all periods presented. The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(6)	Ratio computed as annualized net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(7)	Ratio computed as non-performing assets divided by the ending unpaid principal balances of our total mortgage portfolio, excluding non-Freddie Mac securities.
(8)	Ratio computed as the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(9)	Ratio computed as preferred stock (excluding senior preferred stock), at redemption value divided by core capital. Senior preferred stock does not meet the statutory definition of core capital. Ratio is not computed for periods in which core capital is less than zero. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for more information regarding core capital.

17	Freddie Mac

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

Table 5 — Summary Consolidated Statements of Operations — GAAP Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Net interest income	$4,462	$1,844	$12,576	$4,171
Non-interest income (loss):
Management and guarantee income	800	832	2,290	2,378
Gains (losses) on guarantee asset	580	(1,722)	2,241	(2,002)
Income on guarantee obligation	814	783	2,685	2,721
Derivative gains (losses)	(3,775)	(3,080)	(1,233)	(3,210)
Gains (losses) on investments:
Impairment-related(1):
Total other-than-temporary impairment of available-for-sale securities	(4,199)	(9,106)	(21,802)	(10,217)
Portion of other-than-temporary impairment recognized in AOCI	3,012	—	11,272	—

Net impairment of available-for-sale securities recognized in earnings	(1,187)	(9,106)	(10,530)	(10,217)
Other gains (losses) on investments	2,605	(641)	5,588	(1,638)

Total gains (losses) on investments	1,418	(9,747)	(4,942)	(11,855)

Gains (losses) on debt recorded at fair value	(238)	1,500	(568)	684
Gains (losses) on debt retirement	(215)	36	(475)	312
Recoveries on loans impaired upon purchase	109	91	229	438
Low-income housing tax credit partnerships	(479)	(121)	(752)	(346)
Trust management income (expense)	(155)	4	(600)	(12)
Other income	59	21	170	159

Non-interest income (loss)	(1,082)	(11,403)	(955)	(10,733)

Non-interest expense:
Administrative expenses	(433)	(308)	(1,188)	(1,109)
Provision for credit losses	(7,577)	(5,702)	(21,567)	(9,479)
REO operations income (expense)	96	(333)	(219)	(806)
Losses on loans purchased	(531)	(252)	(3,742)	(423)
Securities administrator loss on investment activity	—	(1,082)	—	(1,082)
Other	(97)	(89)	(272)	(284)

Non-interest expense	(8,542)	(7,766)	(26,988)	(13,183)

Loss before income tax benefit (expense)	(5,162)	(17,325)	(15,367)	(19,745)
Income tax benefit (expense)	149	(7,970)	1,270	(6,518)

Net loss	$(5,013)	$(25,295)	$(14,097)	$(26,263)
Less: Net (income) loss attributable to noncontrolling interest	1	—	2	(4)

Net loss attributable to Freddie Mac	$(5,012)	$(25,295)	$(14,095)	$(26,267)

(1)	We adopted an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for further information.

18	Freddie Mac

Net Interest Income

Table 6 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$129,721	$1,740	5.37%	$95,174	$1,361	5.72%
Mortgage-related securities(4)	663,744	7,936	4.78	676,197	8,590	5.08

Total mortgage-related investments portfolio	793,465	9,676	4.88	771,371	9,951	5.16
Non-mortgage-related securities(4)	19,282	144	2.99	11,658	128	4.40
Cash and cash equivalents	48,403	34	0.28	35,735	229	2.51
Federal funds sold and securities purchased under agreements to resell	29,256	11	0.15	29,379	161	2.18

Total interest-earning assets	890,406	9,865	4.43	848,143	10,469	4.93

Interest-bearing liabilities:
Short-term debt	256,324	(333)	(0.51)	241,150	(1,468)	(2.38)
Long-term debt(5)	570,863	(4,792)	(3.35)	589,377	(6,795)	(4.60)

Total interest-bearing liabilities	827,187	(5,125)	(2.48)	830,527	(8,263)	(3.96)
Expense related to derivatives(6)	—	(278)	(0.13)	—	(362)	(0.18)
Impact of net non-interest-bearing funding	63,219	—	0.19	17,616	—	0.09

Total funding of interest-earning assets	$890,406	(5,403)	(2.42)	$848,143	(8,625)	(4.05)

Net interest income/yield		4,462	2.01		1,844	0.88
Fully taxable-equivalent adjustments(7)		95	0.04		98	0.05

Net interest income/yield (fully taxable-equivalent basis)		$4,557	2.05		$1,942	0.93

	Nine Months Ended September 30,
	2009			2008
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)	$125,379	$5,041	5.36%	$89,760	$3,924	5.83%
Mortgage-related securities(4)	688,301	24,931	4.83	656,548	25,103	5.10

Total mortgage-related investments portfolio	813,680	29,972	4.91	746,308	29,027	5.19
Non-mortgage-related securities(4)	15,691	643	5.47	23,053	664	3.84
Cash and cash equivalents	51,912	172	0.44	23,917	495	2.72
Federal funds sold and securities purchased under agreements to resell	30,801	42	0.18	21,491	399	2.47

Total interest-earning assets	912,084	30,829	4.51	814,769	30,585	5.00

Interest-bearing liabilities:
Short-term debt	304,122	(2,026)	(0.88)	228,640	(5,149)	(2.96)
Long-term debt(5)	558,337	(15,367)	(3.67)	565,705	(20,231)	(4.76)

Total interest-bearing liabilities	862,459	(17,393)	(2.68)	794,345	(25,380)	(4.24)
Expense related to derivatives(6)	—	(860)	(0.13)	—	(1,034)	(0.17)
Impact of net non-interest-bearing funding	49,625	—	0.15	20,424	—	0.11

Total funding of interest-earning assets	$912,084	(18,253)	(2.66)	$814,769	(26,414)	(4.30)

Net interest income/yield		12,576	1.85		4,171	0.70
Fully taxable-equivalent adjustments(7)		296	0.04		310	0.05

Net interest income/yield (fully taxable-equivalent basis)		$12,872	1.89		$4,481	0.75

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effect of mark-to-fair-value changes.
(3)	Non-performing loans, where interest income is recognized when collected, are included in average balances.
(4)	Interest income (expense) includes the portion of impairment charges recognized in earnings expected to be recovered.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt and mortgage purchase transactions affect earnings. 2008 also includes the accrual of periodic cash settlements of all derivatives in qualifying hedge accounting relationships.
(7)	The determination of net interest income/yield (fully taxable-equivalent basis), which reflects fully taxable-equivalent adjustments to interest income, involves the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes using our federal statutory tax rate of 35%.

19	Freddie Mac

Net interest income and net interest yield on a fully taxable-equivalent basis increased significantly during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily due to: (a) a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with new lower cost debt; (b) a significant increase in the average size of our mortgage-related investments portfolio, including an increase in our holdings of fixed-rate assets; and (c) accretion of other-than-temporary impairments of investments in available-for-sale securities; partially offset by (d) the impact of declining short-term interest rates on floating rate assets held in our mortgage-related investments portfolio and cash and other investments portfolio. Net interest income and net interest yield during the three and nine months ended September 30, 2009 also benefited from the funds we received from Treasury under the Purchase Agreement. These funds generate net interest income, because the costs of such funds are not reflected in interest expense, but instead as dividends paid on senior preferred stock.

During the nine months ended September 30, 2009, spreads on our debt improved and our access to the debt markets increased, primarily due to the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program. As a result, we were able to replace some higher cost short- and long-term debt with new lower cost floating-rate long-term debt and short-term debt, resulting in a decrease in our funding costs. Consequently, our concentrations of floating rate debt returned to more historical levels as of September 30, 2009. Due to our limited ability to issue long-term and callable debt during the second half of 2008 and the first few months of 2009, we increased our use of the strategy of combining derivatives and floating-rate long-term debt or short-term debt to synthetically create the substantive economic equivalent of various longer-term fixed rate debt funding structures. See “Non-Interest Income (Loss) — Derivative Overview” for additional information.

The increase in the average balance of our mortgage-related investments portfolio during the 2009 periods resulted from our acquiring and holding increased amounts of mortgage loans and mortgage-related securities to provide additional liquidity to the mortgage market. Also, primarily during the first quarter of 2009, continued liquidity concerns in the market caused spreads to widen resulting in more favorable investment opportunities for agency mortgage-related securities. In response, our purchase activities increased, resulting in an increase in the average balance of our interest-earning assets. However, during the third quarter of 2009, the unpaid principal balance of our mortgage-related investments portfolio declined due to tightened spreads which we believe resulted from the Federal Reserve and Treasury actively purchasing agency mortgage-related securities in the secondary market which made investment opportunities less favorable. For information on the potential impact of (i) the termination of these purchase programs and (ii) the requirement to reduce the mortgage-related investments portfolio by 10% annually, beginning in 2010, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” and “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Net interest income also included $1.1 billion of income during the nine months ended September 30, 2009, primarily recognized in the first quarter of 2009, compared to $81 million of income during the nine months ended September 30, 2008, recognized in the third quarter of 2008, related to the accretion of other-than-temporary impairments of investments in available-for-sale securities. Upon our adoption of an amendment to the accounting standards for investments in debt and equity securities (FASB ASC 320-10-65-1) on April 1, 2009, previously recognized non-credit-related other-than-temporary impairments were reclassified from retained earnings to AOCI and these amounts are no longer accreted into net interest income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for a discussion of the impact of these accounting changes.

The increases in net interest income and net interest yield on a fully taxable-equivalent basis during the three and nine months ended September 30, 2009 were partially offset by the impact of declining short-term interest rates on floating rate assets held in our mortgage-related investments portfolio. We also increased our cash and other investments portfolio during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, as we replaced higher-yielding, longer-term non-mortgage-related securities with lower-yielding, shorter-term cash and cash equivalents, Treasury bills and securities purchased under agreements to resell. This shift, in combination with lower short-term rates, also partially offset the increase in net interest income and net interest yield.

We expect net interest income may be negatively impacted in future periods by: (a) the required decreases in our mortgage-related investments portfolio balance, through successive annual 10% reductions commencing in 2010 until it reaches $250 billion, which will cause a reduction in our interest-earning assets; and (b) the termination of the Federal Reserve’s program to purchase our debt securities, which may increase our funding costs.

20	Freddie Mac

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

Table 7 — Management and Guarantee Income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees(1)	$765	16.8	$796	17.6	$2,323	17.2	$2,331	17.5
Amortization of deferred fees included in other liabilities	35	0.8	36	0.8	(33)	(0.3)	47	0.4

Total management and guarantee income	$800	17.6	$832	18.4	$2,290	16.9	$2,378	17.9

Unamortized balance of deferred fees included in other liabilities, at period end	$218		$371		$218		$371

(1)	Consists of management and guarantee fees related to all issued and outstanding guarantees, including those issued prior to adoption of the accounting standard for guarantees (FASB ASC 460-10) in January 2003, which did not require the establishment of a guarantee asset.

Management and guarantee income decreased slightly for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. For the nine months ended September 30, 2009, the decrease in management and guarantee income compared to the nine months ended September 30, 2008 is primarily due to the reversal of amortization of pre-2003 deferred fees in the first and second quarter of 2009. Amortization of deferred fees declined due to our expectations of increasing interest rates and slowing prepayments in the future, which resulted in our recognizing a catch-up, or reversal, of previous amortization in the nine months ended September 30, 2009. The unpaid principal balance of our issued PCs and Structured Securities was $1.86 trillion at September 30, 2009 compared to $1.83 trillion at September 30, 2008, an increase of 2%. Although there were higher average balances of our issued guarantees during the three and nine months ended September 30, 2009, compared to the same periods in 2008, the effect of this increase was offset by declines in the average rate of contractual management and guarantee fees. Our average management and guarantee fee rates declined in the three and nine months ended September 30, 2009, compared to the same periods in 2008, due primarily to portfolio turnover in these periods, since newly issued PCs generally had lower average contractual guarantee fee rates than the previously outstanding PCs that were liquidated. This rate decline was also caused by the impact of market-adjusted pricing on new business purchases and an increase in the composition of 30-year fixed-rate amortizing mortgages within our new PC issuances during 2009 (for which we receive a lower fee).

We implemented additional delivery fee increases effective September 1, 2009 and October 1, 2009, for mortgages with certain combinations of LTV ratios and other higher-risk loan characteristics. Although we increased delivery fees during 2009, we have been experiencing competitive pressure on our contractual management and guarantee rates, which limited our ability to increase our rates as customers renew their contracts. Due to these competitive pressures, we do not have the ability to raise our contractual guarantee and management rates to offset the increased provision for credit losses on existing business.

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

Gains (losses) on guarantee asset reflect:

•	reductions related to the management and guarantee fees received that are considered a return of our recorded investment in our guarantee asset; and

•	changes in the fair value of management and guarantee fees we expect to receive over the life of the financial guarantee.

21	Freddie Mac

Contractual management and guarantee fees shown in Table 8 represent cash received in each period for those financial guarantees with an established guarantee asset. A portion of these contractual management and guarantee fees is attributed to imputed interest income on the guarantee asset.

Table 8 — Attribution of Change — Gains (Losses) on Guarantee Asset

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Contractual management and guarantee fees	$(729)	$(730)	$(2,193)	$(2,139)
Portion attributable to imputed interest income	235	299	735	757

Return of investment on guarantee asset	(494)	(431)	(1,458)	(1,382)
Change in fair value of future management and guarantee fees	1,074	(1,291)	3,699	(620)

Gains (losses) on guarantee asset	$580	$(1,722)	$2,241	$(2,002)

Contractual management and guarantee fees increased slightly in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to increases in the average balance of our PCs and Structured Securities issued.

As shown in the table above, the change in fair value of future management and guarantee fees was $1.1 billion in the third quarter of 2009 compared to $(1.3) billion in the third quarter of 2008 and was $3.7 billion and $(0.6) billion for the nine months ended September 30, 2009 and 2008, respectively. The increases in the fair value gain on our guarantee asset in the 2009 periods were principally attributed to a greater increase in the valuations of excess-servicing, interest-only mortgage securities (which we use to estimate the value of our guarantee asset) during these periods, as compared to the decrease in the valuations during the corresponding periods of 2008.

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

Table 9 provides information about the components of income on guarantee obligation.

Table 9 — Income on Guarantee Obligation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Static effective yield amortization:
Basic	$692	$679	$2,208	$1,940
Cumulative catch-up	122	104	477	781

Total income on guarantee obligation	$814	$783	$2,685	$2,721

Basic amortization under the static effective yield method increased in both the three and nine months ended September 30, 2009, compared to the same periods in 2008, due to growth in the balance of our issued PCs and Structured Securities. Higher prepayment rates on the related loans, which was attributed to higher refinance activity during the 2009 periods, also resulted in increased basic amortization in the 2009 periods, compared to the 2008 periods.

Cumulative catch-up amortization was higher for the third quarter of 2009 than in the third quarter of 2008 principally due to higher prepayment rates experienced in the third quarter of 2009, resulting from higher refinance activity. We recognized higher cumulative catch-up adjustments in the nine months ended September 30, 2008 than in the nine months ended September 30, 2009 due to the significant declines in home prices that occurred during the nine months ended September 30, 2008. We estimate that home prices increased by approximately 0.9% during the nine

22	Freddie Mac

months ended September 30, 2009, based on our own index of our single-family mortgage portfolio, compared to an estimated decrease of 5.5% during the nine months ended September 30, 2008.

Derivative Overview

Table 10 presents the gains and losses related to derivatives that were not accounted for in hedge accounting relationships. Derivative gains (losses) represents the change in fair value of derivatives not accounted for in hedge accounting relationships because the derivatives did not qualify for, or we did not elect to pursue, hedge accounting, resulting in fair value changes being recorded to earnings. At September 30, 2009, we did not have any derivatives in hedge accounting relationships. Derivative gains (losses) also includes the accrual of periodic settlements for derivatives that are not in hedge accounting relationships. Although derivatives are an important aspect of our management of interest rate risk, they generally increase the volatility of reported net income (loss), particularly when they are not accounted for in hedge accounting relationships. Our use of derivatives also exposes us to counterparty credit risk. For a discussion of the impact of derivatives on our consolidated financial statements and our discontinuation in 2008 of hedge accounting for derivatives previously designated as cash flow hedges, see “NOTE 10: DERIVATIVES” to our consolidated financial statements.

Table 10 — Derivative Gains (Losses)

	Derivative Gains (Losses)(1)
	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments under the	September 30,		September 30,
accounting standards for derivatives and hedging (FASB ASC 815-20-25)(2)	2009	2008	2009	2008
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(2)	$228	$122	$(69)
U.S. dollar denominated	4,539	2,101	(7,451)	4,400

Total receive-fixed swaps	4,537	2,329	(7,329)	4,331
Pay-fixed	(8,223)	(5,296)	17,006	(9,170)
Basis (floating to floating)	(59)	(54)	(174)	(75)

Total interest-rate swaps	(3,745)	(3,021)	9,503	(4,914)
Option-based:
Call swaptions
Purchased	2,285	1,824	(7,012)	2,522
Written	(59)	(7)	152	14
Put swaptions
Purchased	(1,087)	22	(40)	(31)
Written	107	154	(250)	64
Other option-based derivatives(3)	13	95	(202)	31

Total option-based	1,259	2,088	(7,352)	2,600
Futures	(11)	(534)	(235)	(41)
Foreign-currency swaps(4)	238	(1,578)	248	(389)
Forward purchase and sale commitments	(385)	280	(657)	548
Credit derivatives	—	(2)	(5)	12
Swap guarantee derivatives	—	(4)	(22)	(5)
Other(5)	—	(27)	—	(27)

Subtotal	(2,644)	(2,798)	1,480	(2,216)
Accrual of periodic settlements:
Receive-fixed interest rate swaps(6)	1,684	753	4,152	1,474
Pay-fixed interest rate swaps	(2,847)	(1,128)	(7,058)	(2,723)
Foreign-currency swaps	10	105	81	263
Other	22	(12)	112	(8)

Total accrual of periodic settlements	(1,131)	(282)	(2,713)	(994)

Total	$(3,775)	$(3,080)	$(1,233)	$(3,210)

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(2)	See “NOTE 10: DERIVATIVES” to our consolidated financial statements for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(4)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(5)	Related to the bankruptcy of Lehman Brothers Holdings, Inc. for both the three and nine months ended September 30, 2008.
(6)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in (i) swap interest rates and implied volatility and (ii) the mix and volume of derivatives in our derivatives portfolio. We use receive- and pay-fixed interest rate swaps to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. Our mix and volume

23	Freddie Mac

of derivatives change period to period as we respond to changing interest rate environments. We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed interest rate swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. However, the use of these derivatives may expose us to additional counterparty credit risk. Due to limits on our ability to issue long-term and callable debt in the second half of 2008 and the first few months of 2009, we pursued this strategy and thus increased our use of pay-fixed interest rate swaps. Additionally, we use swaptions and other option-based derivatives to adjust the characteristics of our debt in response to changes in the expected lives of mortgage-related assets in our mortgage-related investments portfolio. For a discussion regarding our ability to issue debt, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities.”

During the three months ended September 30, 2009, swap interest rates and implied volatility both declined, resulting in a loss on derivatives of $3.8 billion. During this period, the declining swap interest rates resulted in fair value losses on our pay-fixed interest rate swaps of $8.2 billion, partially offset by gains on our receive-fixed interest rate swaps of $4.5 billion. The decline in swap interest rates more than offset the decrease in implied volatility, resulting in gains of $2.3 billion on our purchased call swaptions.

During the three months ended September 30, 2008, longer-term swap interest rates declined and implied volatility increased, resulting in a loss on derivatives of $3.1 billion. During this period, the decrease in longer-term interest rates resulted in fair value losses on our pay-fixed swaps of $5.3 billion, partially offset by gains on our receive-fixed swaps of $2.3 billion. The decrease in longer-term swap interest rates and an increase in implied volatility contributed to gains of $1.8 billion on our purchased call swaptions for this period.

During the nine months ended September 30, 2009, the mix and volume of our derivative portfolio were impacted by fluctuations in swap interest rates resulting in a loss on derivatives of $1.2 billion. While swap interest rates declined over the three months ended September 30, 2009, longer-term swap interest rates and implied volatility both increased during the nine months ended September 30, 2009. As a result of these factors, we recorded gains on our pay-fixed swap positions, partially offset by losses on our receive-fixed swaps. We also recorded losses on our purchased call swaptions, as the impact of the increasing swap interest rates more than offset the impact of higher implied volatility.

During the nine months ended September 30, 2008, swap interest rates declined, while implied volatility increased, resulting in a loss on derivatives of $3.2 billion. During the period, these changes resulted in a loss on our pay-fixed swap positions, partially offset by gains on our receive-fixed swaps and a gain on our purchased call swaptions.

As a result of our election of the fair value option for our foreign-currency denominated debt, foreign-currency translation gains and losses and fair value adjustments related to our foreign-currency denominated debt are recognized on our consolidated statements of operations as gains (losses) on debt recorded at fair value. Due to this election, we can better reflect in earnings the economic offset that exists between certain derivative instruments and our foreign-currency denominated debt. We use a combination of foreign-currency swaps and foreign-currency denominated receive-fixed interest rate swaps to manage the risks of changes in fair value of our foreign-currency denominated debt related to fluctuations in exchange rates and interest rates, respectively. As illustrated below:

•	fair value gains (losses) related to translation, which is a component of gains (losses) on debt recorded at fair value, is partially offset by derivative gains (losses) on foreign-currency swaps; and

•	gains (losses) relating to interest rate and instrument-specific credit risk adjustments, which is also a component of gains (losses) on debt recorded at fair value, is partially offset by derivative gains (losses) on foreign-currency denominated receive-fixed interest rate swaps.

For the three and nine months ended September 30, 2009, we recognized fair value gains (losses) of $(239) million and $(569) million, respectively, on our foreign-currency denominated debt. These amounts included:

•	fair value gains (losses) related to translation of $(240) million and $(316) million, respectively, which were partially offset by derivative gains (losses) on foreign-currency swaps of $238 million and $248 million, respectively; and

•	fair value gains (losses) relating to interest rate and instrument-specific credit risk adjustments of $1 million and $(253) million, respectively, which were partially offset by derivative gains (losses) on foreign-currency denominated receive-fixed interest rate swaps of $(2) million and $122 million, respectively.

24	Freddie Mac

For the three and nine months ended September 30, 2008, we recognized fair value gains (losses) of $1.5 billion and $684 million, respectively, on our foreign-currency denominated debt. These amounts included:

•	fair value gains (losses) related to translation of $1.7 billion and $539 million, respectively, which were partially offset by derivative gains (losses) on foreign-currency swaps of $(1.6) billion and $(389) million, respectively; and

•	fair value gains (losses) relating to interest rate and instrument-specific credit risk adjustments of $(165) million and $145 million, respectively, which were partially offset by derivative gains (losses) on foreign-currency denominated receive-fixed interest rate swaps of $228 million and $(69) million, respectively.

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

Table 11 — Gains (Losses) on Investments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Impairment-related(1):
Total other-than-temporary impairment of available-for-sale securities	$(4,199)	$(9,106)	$(21,802)	$(10,217)
Portion of other-than-temporary impairment recognized in AOCI	3,012	—	11,272	—

Net impairment of available-for-sale securities recognized in earnings	(1,187)	(9,106)	(10,530)	(10,217)
Other:
Gains (losses) on trading securities(2)	2,211	(932)	4,964	(2,240)
Gains (losses) on sale of mortgage loans(3)	282	31	576	97
Gains (losses) on sale of available-for-sale securities	473	287	729	540
Lower-of-cost-or-fair-value adjustments	(360)	(20)	(591)	(28)
Gains (losses) on mortgage loans elected at fair value	(1)	(7)	(90)	(7)

Total gains (losses) on investments	$1,418	$(9,747)	$(4,942)	$(11,855)

(1)	We adopted an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” to our consolidated financial statements for further information.
(2)	Includes mark-to-fair value adjustments on securities classified as trading recorded in accordance with accounting guidance for investments in beneficial interests for securitized assets (FASB ASC 325-40).
(3)	Represents gains (losses) on mortgage loans sold in connection with securitization transactions.

Impairments on Available-For-Sale Securities

During the third quarter of 2009, we recorded total other-than-temporary impairment related to our available-for-sale securities of $4.2 billion, of which $1.2 billion was recognized in earnings and $3.0 billion was recognized in AOCI. We adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, which provides guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. Under this guidance, the non-credit-related portion of the other-than-temporary impairment (that portion which relates to securities not intended to be sold or which it is not more likely than not we will be required to sell) is recorded in AOCI and not recognized in earnings. Credit-related portions of other-than-temporary impairments are recognized in earnings. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding these accounting principles and other-than-temporary impairments recorded during the three and nine months ended September 30, 2009 and 2008. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities” for additional information.

Gains (Losses) on Trading Securities

We recognized net gains on trading securities of $2.2 billion and $5.0 billion for the three and nine months ended September 30, 2009, respectively, as compared to net losses of $(0.9) billion and $(2.2) billion for the three and nine months ended September 30, 2008, respectively. The unpaid principal balance of our securities classified as trading

25	Freddie Mac

increased to $222 billion at September 30, 2009 compared to $116 billion at September 30, 2008, primarily due to our increased purchases of agency mortgage-related securities. The increased balance in our trading portfolio, combined with lower interest rates and, to a lesser degree, tightening OAS levels, contributed $2.0 billion and $3.5 billion to the gains on these trading securities for the three and nine months ended September 30, 2009, respectively. In addition, during the three and nine months ended September 30, 2009, we sold agency securities classified as trading with unpaid principal balances of approximately $48 billion and $135 billion, respectively, which generated realized gains of $213 million and $1.5 billion, respectively.

We recognized net losses on trading securities for the three months ended September 30, 2008, due to sales of agency securities classified as trading with unpaid principal balances of $58 billion, which generated a realized loss of $547 million. Wider spreads also contributed to the net losses on trading securities for the three and nine months ended September 30, 2008.

Gains (Losses) on Sale of Available-For-Sale Securities

We recorded net gains on the sale of available-for-sale securities of $473 million for the third quarter of 2009 compared to $287 million for the third quarter of 2008. During the third quarter of 2009, we sold agency mortgage-related securities with unpaid principal balances of approximately $8.2 billion, which generated a net gain of $391 million. The remainder of the gains during the third quarter, $83 million, was due to the sale of asset-backed securities from our cash and other investments portfolio with unpaid principal balances of $1.0 billion. During the third quarter of 2008, primarily prior to conservatorship, we sold securities with unpaid principal balances of $14.8 billion, primarily consisting of agency mortgage-related securities, which generated a net gain of $287 million.

We recorded net gains on the sale of available-for-sale securities of $729 million and $540 million for the nine months ended September 30, 2009 and 2008, respectively. During 2009, we sold agency mortgage-related securities with unpaid principal balances of approximately $14.1 billion, which generated a net gain of $582 million. In addition, during the nine months ended September 30, 2009, we recorded gains of $152 million due to the sale of asset-backed securities from our cash and other investments portfolio with unpaid principal balances of $2.1 billion. During the nine months ended September 30, 2008, we sold securities with unpaid principal balances of $35 billion, primarily consisting of agency mortgage-related securities, which generated a net gain of $538 million. These sales occurred principally during the earlier months of the first quarter and prior to conservatorship during the third quarter of 2008 when market conditions were favorable and were driven in part by our need to maintain our then-effective mandatory target capital surplus requirement. We were not required to sell these securities in either nine month period.

Lower of Cost or Fair Value Adjustments

We recognized lower of cost or fair value adjustments of $360 million and $591 million for the three and nine months ended September 30, 2009, respectively, as compared to $20 million and $28 million during the three and nine months ended September 30, 2008, respectively. We record single-family mortgage loans classified as held-for-sale at the lower of amortized cost or fair value, which is evaluated each period by aggregating loans based on the mortgage product type. During the three and nine months ended September 30, 2009, we transferred, $9.7 billion of single-family mortgage loans from held-for-sale to held-for-investment. The majority of these loans were originally purchased with the expectation of subsequent sale in a PC auction, but we now expect to hold these in our mortgage-related investments portfolio. Upon transfer, we evaluate the lower of cost or fair value for each individual loan. We recognized approximately $400 million of losses associated with these transfers during the third quarter of 2009, representing the unrealized losses of certain loans on the dates of transfer; however, we are not permitted to similarly recognize any unrealized gains on individual loans at the time of transfer. Losses associated with transfer during the third quarter of 2009 were partially offset by recoveries of previous fair value adjustments. We did not transfer any mortgage loans between these categories during the nine months ended September 30, 2008.

Gains (Losses) on Debt Recorded at Fair Value

We elected the fair value option for our foreign-currency denominated debt effective January 1, 2008. Accordingly, foreign-currency translation exposure is a component of gains (losses) on debt recorded at fair value. We manage the exposure associated with our foreign-currency denominated debt related to fluctuations in exchange rates and interest rates through the use of derivatives, and changes in the fair value of such derivatives are recorded as derivative gains (losses) in our consolidated statements of operations. For the three and nine months ended September 30, 2009, we recognized fair value gains (losses) on our debt recorded at fair value of $(238) million and $(568) million, respectively, due primarily to the impact on our foreign-currency denominated debt of the U.S. dollar weakening relative to the Euro. For the three and nine months ended September 30, 2008, we recognized fair value gains of $1.5 billion and $684 million on our foreign-currency denominated debt, respectively, primarily due to the

26	Freddie Mac

U.S. dollar strengthening relative to the Euro. See “Derivative Overview” for additional information about how we mitigate changes in the fair value of our foreign-currency denominated debt by using derivatives.

Gains (Losses) on Debt Retirement

Gains (losses) on debt retirement were $(215) million and $(475) million during the three and nine months ended September 30, 2009, respectively, compared to $36 million and $312 million for the three and nine months ended September 30, 2008, respectively. The losses for the 2009 periods were due in part to losses related to debt repurchases pursuant to tender offers we conducted in 2009, including a loss of $184 million for the three months ended September 30, 2009 related to our July 2009 tender offer for our subordinated debt securities. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities — Debt Retirement Activities.” Also contributing to the increased losses was a decreased level of call activity involving our debt with coupon levels that increase at pre-determined intervals. During the nine months ended September 30, 2008, we recognized gains due to the increased level of call activity, primarily involving our debt with coupon levels that increase at pre-determined intervals, which led to gains upon retirement and write-offs of previously recorded interest expense.

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

During the three months ended September 30, 2009 and 2008, we recognized recoveries on loans impaired upon purchase of $109 million and $91 million, respectively. For the nine months ended September 30, 2009 and 2008, our recoveries were $229 million and $438 million, respectively. Our recoveries on impaired loans decreased in the nine months ended September 30, 2009 due to a lower rate of loan payoffs and a higher proportion of modified loans among those loans purchased, as compared to the same periods in 2008. In general, home prices in states having the greatest concentration of our impaired loans have remained weak during 2009, which limited our recoveries on foreclosure transfers.

Low-Income Housing Tax Credit Partnerships

We record the combination of our share of partnership losses and any impairment of our net investment in LIHTC partnerships as LIHTC expense on our consolidated statements of operations. LIHTC partnership expenses totaled $479 million and $121 million during the third quarters of 2009 and 2008, respectively, and totaled $752 million and $346 million in the nine months ended September 30, 2009 and 2008, respectively. The increase of LIHTC partnership expenses in both 2009 periods, as compared to 2008 periods, is due to the recognition of impairment on a portion of our investment in certain LIHTC partnerships during the third quarter of 2009, reflecting a decline in value as a result of the economic recession. We recognized $370 million and $379 million of other-than-temporary impairment on LIHTC partnership investments during the three and nine months ended September 30, 2009, respectively, related to 143 partnerships in which we have investments. We recognized $10 million of other-than-temporary impairment on these assets in the nine months ended September 30, 2008. We have not sold any of our LIHTC partnership investments during the nine months ended September 30, 2009. As of the third quarter of 2009, we have concluded that it is now probable that our ability to realize the carrying value in our LIHTC investments is limited to our ability to execute sales or other transactions related to our partnership interests. This determination is based upon a number of factors including our inability to date to finalize an alternative transaction that would allow us to monetize our LIHTC investments and continued uncertainty in our future business structure and our ability to generate sufficient taxable income to utilize the tax credits. As a result, we have determined that individual partnerships whose carrying value exceeds fair value are other than temporarily impaired and should be written down to their fair value. Fair value is determined based on reference to market transactions, however, there can be no assurance that we will be able to access these markets. If we are not able to execute sales or other transactions in order to realize the benefits of these investments or do not receive regulatory approval for such transactions, we may record significant other-than-temporary impairment of our LIHTC partnership investments in the future. Our total investments in LIHTC partnerships totaled $3.4 billion as of September 30, 2009.

Trust Management Income (Expense)

Trust management income (expense) represents the amounts we earn as administrator, issuer and trustee, net of related expenses, related to the management of remittances of principal and interest on loans underlying our PCs and

27	Freddie Mac

Structured Securities. Trust management income (expense) was $(155) million and $4 million for the three months ended September 30, 2009 and 2008, respectively, and $(600) million and $(12) million for the nine months ended September 30, 2009 and 2008, respectively. During the three and nine months ended September 30, 2009, we experienced trust management expenses associated with shortfalls in interest payments on PCs, known as compensating interest, which significantly exceeded our trust management income. The increase in expense for these shortfalls was attributable to significantly higher refinance activity and lower interest income on trust assets, which we receive as fee income, in the 2009 periods, as compared to the same periods in 2008. See “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Results — Single-Family Guarantee” in our 2008 Annual Report for further information on compensating interest.

Non-Interest Expense

Table 12 summarizes the components of non-interest expense.

Table 12 — Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Administrative expenses:
Salaries and employee benefits	$230	$133	$658	$605
Professional services	91	61	215	188
Occupancy expense	16	16	49	49
Other administrative expenses	96	98	266	267

Total administrative expenses	433	308	1,188	1,109
Provision for credit losses	7,577	5,702	21,567	9,479
REO operations (income) expense	(96)	333	219	806
Losses on loans purchased	531	252	3,742	423
Securities administrator loss on investment activity	—	1,082	—	1,082
Other expenses	97	89	272	284

Total non-interest expense	$8,542	$7,766	$26,988	$13,183

Administrative Expenses

Administrative expenses increased slightly for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, in part due to higher professional services costs to support corporate initiatives. The increase in salaries and benefits expense for the three months ended September 30, 2009, compared to the third quarter of 2008, reflected a partial reversal of short-term performance compensation that we recognized in the third quarter of 2008 that related to the first half of 2008.

Provision for Credit Losses

Our reserves for mortgage loan and guarantee losses reflect our best projection of defaults we believe are likely as a result of loss events that have occurred through September 30, 2009. The substantial weakness in the national housing market, the uncertainty in other macroeconomic factors, such as trends in unemployment rates and home prices, and the uncertainty of the effect of current or any future government actions to address the economic and housing crisis makes forecasting of default rates imprecise. Our reserves also include the impact of our projections of the results of strategic loss mitigation initiatives, including our temporary suspensions of certain foreclosure transfers, a higher volume of loan modifications, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. An inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

The provision for credit losses was $7.6 billion and $21.6 billion in the three and nine months ended September 30, 2009, respectively, compared to $5.7 billion and $9.5 billion in the three and nine months ended September 30, 2008, respectively, as continued weakness in the housing market and a rise in unemployment affected our single-family mortgage portfolio. The provision for credit losses for the nine months ended September 30, 2009 was also affected by observed changes in economic drivers impacting borrower behavior and delinquency trends for certain loans during the third quarter and a change in our methodology for estimating loan loss reserves in the second quarter of 2009. For more information on how we derive our estimate for the provision for credit losses and these changes, see “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES” to our consolidated financial statements. See “EXECUTIVE SUMMARY — Table 2 — Credit Statistics, Single-Family Mortgage Portfolio” for quarterly trends in our other credit-related statistics.

28	Freddie Mac

In the three and nine months ended September 30, 2009, we recorded a $4.4 billion and $14.0 billion increase, respectively, in our loan loss reserve, which is a combined reserve for credit losses on loans within our mortgage-related investments portfolio and mortgages underlying our PCs, Structured Securities and other mortgage-related guarantees. This resulted in a total loan loss reserve balance of $29.6 billion at September 30, 2009.

The primary drivers of these increases are outlined below:

•	increased estimates of incurred losses on single-family mortgage loans that are expected to experience higher default rates. In particular, our estimates of incurred losses are higher for single-family loans we purchased or guaranteed during 2006, 2007 and to a lesser extent 2005 and 2008. We expect such loans to continue experiencing higher default rates than loans originated in earlier years. We purchased a greater percentage of higher-risk loans in 2005 through 2008, such as Alt-A, interest-only and other such products, and these mortgages have performed particularly poorly during the current housing and economic downturn;

•	a significant increase in the size of the non-performing single-family loan portfolio for which we maintain loan loss reserves. This increase is primarily due to deteriorating market conditions and initiatives to prevent or avoid foreclosures. Our single-family non-performing assets increased to $91.6 billion at September 30, 2009, compared to $48.0 billion and $35.5 billion at December 31, 2008 and September 30, 2008, respectively;

•	an observed trend of increasing delinquency rates and foreclosure timeframes. We experienced more significant increases in delinquency rates concentrated in certain regions and states within the U.S. that have been most affected by home price declines, as well as loans with second lien, third-party financing. For example, as of September 30, 2009, at least 14% of loans in our single-family mortgage portfolio had second lien, third-party financing at the time of origination and we estimate that these loans comprise 22% of our delinquent loans, based on unpaid principal balances;

•	with respect to the nine months ended September 30, 2009, increases in the estimated average loss per loan, or severity of losses, net of expected recoveries from credit enhancements, driven in part by declines in home sales and home prices in the last two years. The states with the largest declines in home prices in the last two years and highest severity of losses include California, Florida, Nevada and Arizona; and

•	increased amounts of delinquent interest associated with past due loans, including those where the borrower is completing the trial period under HAMP. A portion of our provision relates to interest income due to PC investors each month that a loan remains delinquent and remains in the PC pool.

Recent modest home price improvements in certain regions and states, which we believe were positively affected by the impact of state and federal government actions, including incentives to first time homebuyers and foreclosure suspensions, led to a slight improvement in loss severity used to estimate our loan loss reserves in the third quarter of 2009, as compared to the second quarter of 2009. However, we expect home prices are likely to decline in the near term, which may result in increasing single-family mortgage defaults and loss severity, which would likely require us to increase our loan loss reserves. Consequently, we expect our provisions for credit losses will likely remain high during the remainder of 2009. The level of our provision for credit losses in 2010 will depend on a number of factors, including the impact of the MHA Program on our loss mitigation efforts, changes in property values, regional economic conditions, including unemployment rates, third-party mortgage insurance coverage and recoveries and the realized rate of seller/servicer repurchases.

REO Operations (Income) Expense

REO operations (income) expense was $(96) million during the three months ended September 30, 2009, as compared to $333 million during the three months ended September 30, 2008, and was $219 million and $806 million during the nine months ended September 30, 2009 and 2008, respectively. Our REO operations results improved in the three and nine months ended September 30, 2009 primarily as a result of lower disposition losses and recoveries of property writedowns. We recognize a writedown (when REO property values decrease) or recovery, up to the original carrying value of an REO property (when REO property values increase), for estimated changes in REO fair value during the period properties are held, which is included in REO operations expense. During the three months ended September 30, 2009, our carrying values and disposition values were more closely aligned due to more stable national home prices, reducing the size of our disposition losses.

Single-family REO disposition losses, excluding our holding period allowance, totaled $125 million and $191 million for the three months ended September 30, 2009 and 2008, respectively, and were $735 million and $483 million during the nine months ended September 30, 2009 and 2008, respectively. We also record recoveries of charge-offs related to insurance reimbursement and other third-party credit enhancements associated with foreclosed properties as a reduction to REO operations expense. During the three months ended September 30, 2009, the

29	Freddie Mac

combination of mortgage insurance and REO property value recoveries was greater than the amount of our REO disposition losses and other REO expenses and resulted in REO operations income in the period.

Losses on Loans Purchased

Losses on delinquent and modified loans purchased from the mortgage pools underlying PCs and Structured Securities occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase. As a result of increases in delinquency rates of loans underlying our PCs and Structured Securities and our increasing efforts to reduce foreclosures, the number of loan modifications increased significantly during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. When a loan underlying our PCs and Structured Securities is modified, we exercise our repurchase option and hold the modified loan in our mortgage-related investments portfolio. See “Recoveries on Loans Impaired upon Purchase” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Table 21 — Changes in Loans Purchased Under Financial Guarantees” for additional information about the impacts of these loans on our financial results.

During the three and nine months ended September 30, 2009, the market-based valuation of non-performing loans continued to be adversely affected by the expectation of higher default costs and reduced liquidity in the single-family mortgage market. Our losses on loans purchased were $531 million and $252 million for the three months ended September 30, 2009 and 2008, respectively, and totaled $3.7 billion and $423 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in losses on loans purchased for the nine months ended September 30, 2009 is attributed both to the increase in volume of our optional repurchases of delinquent and modified loans underlying our guarantees as well as a decline in market valuations for these loans as compared to 2008. The growth in volume of our purchases of delinquent and modified loans from our PC pools temporarily slowed in the second and third quarters of 2009 primarily due to our implementation of the loan modification process under HAMP. Loans that we would have otherwise purchased remained in the PC pools while the borrowers requested and began the trial period payment plan under HAMP. The increase in losses on loans purchased for the three months ended September 30, 2009 is attributed to a decline in market valuations for these loans compared to the three months ended September 30, 2008.

We could experience an increase in losses on loans purchased in the fourth quarter of 2009, primarily due to the more than 88,000 loans in the trial period of HAMP as of September 30, 2009, although the completion rate remains uncertain. We also expect additional loans in our PC pools may be purchased into our mortgage-related investments portfolio as they reach 24 months of delinquency in the fourth quarter of 2009 and in 2010. We purchased approximately 7,400 and 43,700 loans from PC pools during the three and nine months ended September 30, 2009, respectively. This compares to approximately 7,100 and 14,400 loans purchased from PC pools during the three and nine months ended September 30, 2008, respectively.

Securities Administrator Loss on Investment Activity

In August 2008, acting as the security administrator for a trust that holds mortgage loan pools backing our PCs, we invested in $1.2 billion of short-term, unsecured loans which we made to Lehman on the trust’s behalf. We refer to these loans as the Lehman short-term transactions. These transactions were due to mature on September 15, 2008; however, Lehman failed to repay these loans and the accrued interest. On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. To the extent there is a loss related to an eligible investment for the trust, we, as the administrator, are responsible for making up that shortfall. During the third quarter of 2008, we recorded a non-recurring $1.1 billion loss to reduce the carrying amount of this asset to our estimate of the net realizable amount on these loans. On September 22, 2009, we filed proofs of claim in the Lehman bankruptcies.

Income Tax Benefit (Expense)

For the three months ended September 30, 2009 and 2008, we reported an income tax benefit (expense) of $149 million and $(8.0) billion, respectively. For the nine months ended September 30, 2009 and 2008 we reported an income tax benefit (expense) of $1.3 billion and $(6.5) billion, respectively. See “NOTE 12: INCOME TAXES” to our consolidated financial statements for additional information.

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

30	Freddie Mac

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

In the third quarter of 2009, we reclassified our investments in commercial mortgage-backed securities and all related income and expenses from the Investments segment to the Multifamily segment. This reclassification better aligns the financial results related to these securities with management responsibility. Prior periods have been reclassified to conform to the current presentation.

Segment Earnings — Results

Investments Segment

Our Investments segment is responsible for investment activity in mortgages and mortgage-related securities, other investments, debt financing, and managing our interest rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgages.

31	Freddie Mac

Table 13 presents the Segment Earnings of our Investments segment.

Table 13 — Segment Earnings and Key Metrics — Investments

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$1,282	$1,253	$5,589	$2,852
Non-interest income (loss)	(1,149)	(1,871)	(7,539)	(1,981)
Non-interest expense:
Administrative expenses	(130)	(104)	(369)	(365)
Other non-interest expense	(9)	(1,089)	(24)	(1,105)

Total non-interest expense	(139)	(1,193)	(393)	(1,470)

Segment Earnings (loss) before income tax (expense) benefit	(6)	(1,811)	(2,343)	(599)
Income tax (expense) benefit	2	634	820	210

Segment Earnings (loss), net of taxes	(4)	(1,177)	(1,523)	(389)

Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	(1,443)	(1,282)	2,947	(1,933)
Investment sales, debt retirements and fair value-related adjustments	2,709	(7,708)	3,659	(9,267)
Fully taxable-equivalent adjustment	(96)	(103)	(294)	(318)
Tax-related adjustments(1)	(134)	(3,278)	616	(2,292)

Total reconciling items, net of taxes	1,036	(12,371)	6,928	(13,810)

GAAP net income (loss)	$1,032	$(13,548)	$5,405	$(14,199)

Key metrics — Investments:
Growth:
Purchases of securities — Mortgage-related investments portfolio:(2)(3)
Guaranteed PCs and Structured Securities	$43,725	$21,938	$174,504	$134,536
Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities	375	12,173	42,465	46,244
Non-agency mortgage-related securities	84	22	179	699

Total purchases of securities — Mortgage-related investments portfolio	$44,184	$34,133	$217,148	$181,479

Growth rate of mortgage-related investments portfolio (annualized)	(27.96)%	(35.57)%	(5.43)%	1.34%
Return:
Net interest yield — Segment Earnings basis	0.71%	0.73%	0.98%	0.58%

(1)	Includes an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax assets, net that is not included in Segment Earnings. 2008 amounts have been revised to reflect this allocation.
(2)	Based on unpaid principal balance and excludes mortgage-related securities traded, but not yet settled.
(3)	Excludes single-family mortgage loans.

Segment Earnings for our Investments segment increased $1.2 billion for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to (a) a decrease in net impairment of available-for-sale non-agency mortgage-related securities recognized in Segment Earnings and (b) a non-recurring securities administrator loss on investment activity of $1.1 billion related to the September 2008 bankruptcy of Lehman Brothers Holdings, Inc. recorded for the three months ended September 30, 2008.

Segment Earnings for our Investments segment decreased $1.1 billion for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily due to an increase in net impairment of available-for-sale non-agency mortgage-related securities recognized in Segment Earnings, partially offset by an increase in Segment Earnings net interest income. The results for the nine months ended September 30, 2008 included a non-recurring securities administrator loss on investment activity of $1.1 billion related to the September 2008 bankruptcy of Lehman Brothers Holdings, Inc.

Net impairment of available-for-sale securities recognized in earnings decreased to $1.1 billion during the three months ended September 30, 2009 due to a decrease in expected credit-related losses on our non-agency mortgage-related securities, compared to $1.9 billion of net impairment of available-for-sale securities recognized in earnings during the three months ended September 30, 2008. Net impairment of available-for-sale securities recognized in earnings increased to $7.7 billion during the nine months ended September 30, 2009 compared to $2.0 billion during the nine months ended September 30, 2008 due to an increase in expected credit-related losses on our non-agency mortgage-related securities primarily recognized during the first half of 2009. Security impairments that reflect expected or realized credit-related losses are realized in earnings immediately in both our GAAP results and in Segment Earnings. Impairments on securities we intend to sell or more likely than not will be required to sell prior to anticipated recovery are recognized in our GAAP results immediately but are excluded from Segment Earnings.

32	Freddie Mac

Segment Earnings net interest income increased $29 million while Segment Earnings net interest yield decreased 2 basis points to 71 basis points for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Segment Earnings net interest income increased $2.7 billion and Segment Earnings net interest yield increased 40 basis points to 98 basis points for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The primary drivers underlying the increases in Segment Earnings net interest income for the 2009 periods were (a) a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with lower cost debt and (b) an increase in the average size of our mortgage-related investments portfolio including an increase in our holdings of fixed-rate assets. Net interest income and net interest yield during the three and nine months ended September 30, 2009 also benefited from the receipt of funds from Treasury under the Purchase Agreement. These funds generate net interest income because the costs of such funds are not reflected in interest expense, but instead as dividends paid on senior preferred stock.

The increase in Investments segment net interest income for the 2009 periods was partially offset by increases in (i) derivative cash amortization expense primarily associated with purchased swaptions, and (ii) derivative interest carry expense on net pay-fixed interest rate swaps. Both of these items are recognized within net interest income in Segment Earnings. The prepayment option risk, or negative convexity, of our mortgage assets increased significantly largely due to the low interest rate environment of the first half of 2009 as well as refinancing expectations as a result of our implementation of the MHA Program. In order to mitigate this increased risk, we increased our swaption purchase activity during the second and third quarters of 2009. The payments of up-front premiums associated with these purchased swaptions are amortized prospectively on a straight-line basis into net interest income in Segment Earnings over the option period to reflect the periodic cost associated with the protection provided by the option contract.

During the nine months ended September 30, 2009, the mortgage-related investments portfolio of our Investments segment declined at an annualized rate of 5.4%, compared to a 1.3% increase for the nine months ended September 30, 2008. The unpaid principal balance of the mortgage-related investments portfolio of our Investments segment increased from $603 billion at September 30, 2008 to $667 billion at December 31, 2008, and then decreased to $640 billion at September 30, 2009. The portfolio decreased in 2009 due to a relative lack of favorable investment opportunities caused by tighter spreads on agency mortgage-related securities as a result of the Federal Reserve’s and Treasury’s purchases of agency mortgage-related securities in the market. For information on the potential impact of (i) the termination of these purchase programs and (ii) the requirement to reduce the mortgage-related investments portfolio by 10% annually, beginning in 2010, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” and “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

We held $67.5 billion of non-Freddie Mac agency mortgage-related securities and $118.3 billion of non-agency mortgage-related securities as of September 30, 2009 compared to $70.2 billion of non-Freddie Mac agency mortgage-related securities and $133.7 billion of non-agency mortgage-related securities as of December 31, 2008. The decline in the unpaid principal balance of non-agency mortgage-related securities is due primarily to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary prepayments on the underlying collateral of these securities. Agency securities comprised approximately 74% of the unpaid principal balance of the Investments Segment mortgage-related investments portfolio at both September 30, 2009 and December 31, 2008. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship and restrictions set forth in the Purchase Agreement may negatively impact our Investments segment results over the long term. For example, the required reduction pursuant to the Purchase Agreement in our mortgage-related investments portfolio balance to $250 billion, through successive annual 10% declines commencing in 2010, will cause a corresponding reduction in our net interest income from these assets. We expect this will negatively affect our Investments segment results.

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

33	Freddie Mac

Table 14 presents the Segment Earnings of our Single-family Guarantee segment.

Table 14 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Segment Earnings:
Net interest income	$35	$52	$88	$187
Non-interest income:
Management and guarantee income	898	883	2,762	2,618
Other non-interest income	87	94	258	301

Total non-interest income	985	977	3,020	2,919
Non-interest expense:
Administrative expenses	(222)	(164)	(628)	(580)
Provision for credit losses	(7,469)	(5,899)	(22,695)	(9,878)
REO operations income (expense)	98	(333)	(209)	(806)
Other non-interest expense	(31)	(20)	(83)	(68)

Total non-interest expense	(7,624)	(6,416)	(23,615)	(11,332)

Segment Earnings (loss) before income tax expense	(6,604)	(5,387)	(20,507)	(8,226)
Income tax (expense) benefit	2,312	1,886	7,178	2,879

Segment Earnings (loss), net of taxes	(4,292)	(3,501)	(13,329)	(5,347)

Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments	725	(1,074)	1,678	574
Tax-related adjustments(1)	(1,759)	(6,626)	(6,075)	(7,203)

Total reconciling items, net of taxes(1)	(1,034)	(7,700)	(4,397)	(6,629)

GAAP net income (loss)	$(5,326)	$(11,201)	$(17,726)	$(11,976)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(2)	$1,809	$1,792	$1,792	$1,761
Issuance — Single-family credit guarantees(2)	$122	$64	$381	$309
Fixed-rate products — Percentage of issuances(3)	99.1%	88.5%	98.3%	88.3%
Liquidation Rate — Single-family credit guarantees (annualized rate)(4)	24.2%	12.1%	25.5%	16.8%
Credit:
Delinquency rate(5)	3.33%	1.22%	3.33%	1.22%
Delinquency transition rate(6)	20.0%	25.4%	20.0%	25.4%
REO inventory (number of units)	41,133	28,089	41,133	28,089
Single-family credit losses, in basis points (annualized)	46.2	27.9	39.0	19.4
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(7)	$10,402	$11,254	$10,402	$11,254
30-year fixed mortgage rate(8)	5.2%	6.3%	5.1%	6.1%

(1)	Includes an allocation of the non-cash charge related to the partial valuation allowance recorded against our deferred tax assets, net that is not included in Segment Earnings. 2008 amounts have been revised to reflect this allocation.
(2)	Based on unpaid principal balance.
(3)	Excludes Structured Transactions, but includes interest-only mortgages with fixed interest rates.
(4)	Includes the effect of terminations of long-term standby commitments.
(5)	Represents the percentage of loans in our single-family credit guarantee portfolio, based on loan count, which are 90 days or more past due at period end and excluding loans underlying Structured Transactions. See “RISK MANAGEMENT — Credit Risks — Credit Performance — Delinquencies” for additional information.
(6)	Represents the percentage of loans that have been reported as 90 days or more delinquent or in foreclosure in the same quarter of the preceding year that have transitioned to REO. The rate excludes other dispositions that can result in a loss, such as short-sales and deed-in-lieu transactions.
(7)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated September 17, 2009.
(8)	Based on Freddie Mac’s PMMS rate. Represents the national average mortgage commitment rate to a qualified borrower exclusive of the fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Segment Earnings (loss) for our Single-family Guarantee segment increased to a loss of $(4.3) billion for the third quarter of 2009, compared to a loss of $(3.5) billion for the third quarter of 2008. This increase primarily reflects higher credit-related expenses of $1.1 billion due to continued credit deterioration in the single-family portfolio as evidenced by higher rates of delinquency. Segment Earnings management and guarantee income increased slightly for the three and nine months ended September 30, 2009, compared to the same periods in 2008, primarily due to higher balances of our issued guarantees as well as increased credit fee amortization. Amortization of fees was accelerated as a result of increased liquidation, or prepayment, rates on the related loans, which is attributed to higher refinance activity in the 2009 periods. Higher credit fee amortization in the 2009 periods was partially offset by lower average contractual management and guarantee rates as compared to the three and nine months ended September 30, 2008.

We implemented additional delivery fee increases effective September 1, 2009 and October 1, 2009, for mortgages with certain combinations of LTV ratios and other higher-risk loan characteristics. Although we increased delivery fees during 2009, we have been experiencing competitive pressure on our contractual management and guarantee rates, which limited our ability to increase our rates as customers renew their contracts. Due to these competitive pressures,

34	Freddie Mac

we do not have the ability to raise our contractual guarantee and management rates to offset the increased provision for credit losses on existing business. Consequently, we expect to continue to report Segment Earnings (loss), net of taxes for the Single-family Guarantee segment for the foreseeable future.

Table 15 below provides summary information about Segment Earnings management and guarantee income for this segment. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of credit fees.

Table 15 — Segment Earnings Management and Guarantee Income — Single-Family Guarantee

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$688	14.8	$727	16.0	$2,092	15.2	$2,142	16.0
Amortization of credit fees included in other liabilities	210	4.5	156	3.4	670	4.8	476	3.5

Total Segment Earnings management and guarantee income	898	19.3	883	19.4	2,762	20.0	2,618	19.5

Adjustments to reconcile to consolidated GAAP:
Reclassification between net interest income and management and guarantee fee(1)	57		53		175		147
Credit guarantee-related activity adjustments(2)	(177)		(124)		(712)		(441)
Multifamily management and guarantee income(3)	22		20		65		54

Management and guarantee income, GAAP	$800		$832		$2,290		$2,378

(1)	Management and guarantee fees earned on mortgage loans held in our mortgage-related investments portfolio are reclassified from net interest income within the Investments segment to management and guarantee fees within the Single-family Guarantee segment. Buy-up and buy-down fees are transferred from the Single-family Guarantee segment to the Investments segment.
(2)	Primarily represent credit fee amortization adjustments.
(3)	Represents management and guarantee income recognized related to our Multifamily segment that is not included in our Single-family Guarantee segment.

For the nine months ended September 30, 2009 and 2008, the annualized growth rates of our single-family credit guarantee portfolio were 2.5% and 7.1%, respectively. Our mortgage purchase volumes are impacted by several factors, including origination volumes, mortgage product and underwriting trends, competition, customer-specific behavior, contract terms, and governmental initiatives concerning our business activities. Origination volumes are also affected by government programs, such as the Home Affordable Refinance Program. Single-family mortgage purchase volumes from individual customers can fluctuate significantly. Despite these fluctuations, our share of the overall single-family mortgage origination market was higher in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, as mortgage originators have generally tightened their credit standards, causing conforming mortgages to be the predominant product in the market during 2009. We have also tightened our own guidelines for mortgages we purchase and we have seen improvements in the credit quality of mortgages delivered to us in 2009. We experienced an increase in refinance activity in 2009 caused by declines in mortgage interest rates as well as our support of the Home Affordable Refinance Program.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment increased to $7.5 billion for the three months ended September 30, 2009 compared to $5.9 billion for the three months ended September 30, 2008. Segment Earnings provision for credit losses was $22.7 billion and $9.9 billion for the nine months ended September 30, 2009 and 2008, respectively. Mortgages in our single-family credit guarantee portfolio experienced significantly higher delinquency rates, higher transition rates to foreclosure, as well as higher loss severities on a per-property basis in the nine months ended September 30, 2009 than in the nine months ended September 30, 2008. Our provision for credit losses is based on our estimate of incurred losses inherent in both our single-family credit guarantee portfolio and the single-family mortgage loans in our mortgage-related investments portfolio using recent historical performance, such as trends in delinquency rates, recent charge-off experience, recoveries from credit enhancements and other loss mitigation activities.

The delinquency rate on our single-family credit guarantee portfolio, excluding Structured Transactions, increased to 3.33% as of September 30, 2009 from 1.72% as of December 31, 2008. Increases in delinquency rates occurred in all product types for the three and nine months ended September 30, 2009. Increases in delinquency rates have been more severe in the states of Nevada, Florida, Arizona and California. The delinquency rates for loans in our single-family mortgage portfolio, excluding Structured Transactions, related to the states of Nevada, Florida, Arizona and California were 9.51%, 8.98%, 6.21% and 5.01%, respectively, as of September 30, 2009. We expect our delinquency rates will continue to rise in the remainder of 2009.

35	Freddie Mac

Charge-offs, gross, associated with single-family loans increased to $2.9 billion in the third quarter of 2009 compared to $1.2 billion in the third quarter of 2008, primarily due to an increase in the volume of REO properties we acquired through foreclosure transfers. Declining home prices during much of the last two years resulted in higher charge-offs, on a per property basis, during the third quarter of 2009 compared to the third quarter of 2008. We expect our charge-offs and credit losses to increase in the remainder of 2009. See “RISK MANAGEMENT — Credit Risks — Table 53 — Single-Family Credit Loss Concentration Analysis” for additional delinquency and credit loss information.

Single-family Guarantee REO operations income (expense) improved during the three and nine months ended September 30, 2009, compared to the same periods in 2008. REO operations expense decreased in the 2009 periods as a result of lower disposition losses and recovery of previous holding period writedowns. In addition, during the 2009 periods, our existing and newly acquired REO required fewer market-based write-downs due to more stable home prices. We expect REO operations expense to fluctuate in the remainder of 2009, as single-family REO acquisition volume increases and home prices remain under downward pressure.

During the nine months ended September 30, 2009, we experienced significant increases in REO activity in all regions of the U.S., particularly in the states of California, Florida, Arizona, Nevada and Michigan. The West region represented approximately 35% and 30% of our REO property acquisitions during the nine months ended September 30, 2009 and 2008, respectively, based on the number of units. The highest concentration in the West region is in the state of California. At September 30, 2009, our REO inventory in California comprised 15% of total REO property inventory, based on units, and approximately 24% of our total REO property inventory, based on loan amount prior to acquisition. California has accounted for a significant amount of our credit losses and losses on our loans in this state comprised approximately 34% of our total credit losses in the third quarter of 2009.

We temporarily suspended all foreclosure transfers on occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. Beginning March 7, 2009, we began suspension of foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. As a result of our suspension of foreclosure transfers, we experienced an increase in single-family delinquency rates and a slow-down in the rate of growth of REO acquisitions and REO inventory during the nine months ended September 30, 2009, as compared to what we would have experienced without these actions. Our suspension or delay of foreclosure transfers and any imposed delay in foreclosures by regulatory or governmental agencies also causes a delay in our recognition of credit losses and our loan loss reserves to increase. See “RISK MANAGEMENT — Credit Risks — Loss Mitigation Activities” for further information on these programs.

Approximately 27% of loans in our single-family credit guarantee portfolio had estimated current LTV ratios above 90% at September 30, 2009, compared to 17% at September 30, 2008. In general, higher total LTV ratios indicate that the borrower has less equity in the home and would thus be more likely to default in the event of a financial hardship. There was a slight increase in national home prices during the nine months ended September 30, 2009. The second and third quarters of the year are historically strong periods for home sales. Seasonal strength, along with the impact of state and federal government actions, including incentives for first time home buyers and foreclosure suspensions, may have contributed to the increase in home prices during 2009. We expect that when temporary government actions expire and the seasonal peak in home sales has passed, home prices are likely to decline during the near term. Generally, decreases in home prices will result in increases to current LTV ratios. We expect that declines in home prices combined with the deterioration in rates of unemployment and other factors will result in continued high credit losses for our Single-family Guarantee segment during the remainder of 2009 and in 2010.

Multifamily Segment

Through our Multifamily segment, we purchase multifamily mortgages and CMBS for investment, and securitize and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. The mortgage loans of the Multifamily segment consist of mortgages that are secured by properties with five or more residential rental units. We typically hold multifamily loans for investment purposes. In 2008, we began holding multifamily mortgages designated held-for-sale as part of our initiative to offer securitization capabilities to the market and our customers.

36	Freddie Mac

Table 16 presents the Segment Earnings of our Multifamily segment.

Table 16 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in millions)

Segment Earnings:
Net interest income	$224	$210	$615	$564
Non-interest income (loss):
Management and guarantee income	22	20	65	54
LIHTC partnerships	(117)	(121)	(390)	(346)
Other non-interest income	(52)	16	(44)	31

Total non-interest income (loss)	(147)	(85)	(369)	(261)
Non-interest expense:
Administrative expenses	(57)	(37)	(158)	(135)
Provision for credit losses	(88)	(14)	(145)	(30)
REO operations expense	(2)	—	(10)	—
Other non-interest expense	(6)	(4)	(18)	(15)

Total non-interest expense	(153)	(55)	(331)	(180)

Segment Earnings (loss) before income tax benefit (expense)	(76)	70	(85)	123
LIHTC partnerships tax benefit	148	147	447	445
Income tax benefit (expense)	26	(24)	30	(42)
Less: Net (income) loss — noncontrolling interest	1	—	2	1

Segment Earnings, net of taxes	99	193	394	527

Reconciliation to GAAP net income (loss):
Derivative and debt-related adjustments	—	(10)	(32)	(26)
Credit guarantee-related adjustments	9	(2)	12	(6)
Investment sales, debt retirements and fair value related adjustments	(358)	(9)	(380)	(21)
Tax-related adjustments(1)	(412)	(31)	(1,115)	(20)

Total reconciling items, net of taxes(1)	(761)	(52)	(1,515)	(73)

GAAP net income (loss)	$(662)	$141	$(1,121)	$454

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio(2)	$79,748	$66,004	$77,214	$62,507
Average balance of Multifamily guarantee portfolio(2)	$16,373	$14,087	$15,901	$12,878
Average balance of Multifamily investment securities portfolio(2)	$63,468	$65,605	$64,067	$65,620
Purchases — Multifamily loan portfolio(2)	$3,521	$5,164	$11,472	$13,416
Issuances — Multifamily guarantee portfolio(2)	$107	$845	$1,412	$4,332
Liquidation Rate — Multifamily loan portfolio (annualized rate)	2.9%	4.1%	3.4%	6.1%
Credit:
Delinquency rate(3)	0.11%	0.01%	0.11%	0.01%
Allowance for loan losses	$404	$87	$404	$87

(1)	Includes an allocation of the non-cash charge related to the partial valuation allowance recorded against our deferred tax assets, net that is not included in Segment Earnings. 2008 amounts have been revised to reflect this allocation.
(2)	Based on unpaid principal balance.
(3)	Based on net carrying value of mortgages in the multifamily loan and guarantee portfolios that are 90 days or more delinquent as well as those in the process of foreclosure and excluding Structured Transactions. Excludes loans underlying the multifamily investment securities portfolio.

Segment Earnings for our Multifamily segment decreased to $99 million for the third quarter of 2009 compared to $193 million for the third quarter of 2008. Segment Earnings for the Multifamily segment were $394 million and $527 million for the nine months ended September 30, 2009 and 2008, respectively. The declines in Segment Earnings for the three and nine months ended September 30, 2009 as compared to the corresponding periods in 2008 were primarily due to higher non-interest expenses primarily caused by a higher provision for credit losses. The decline in Segment Earnings for the third quarter of 2009 as compared to the third quarter of 2008 was also due to other-than-temporary impairments on CMBS within the multifamily investment securities portfolio.

Segment Earnings non-interest income (loss) was $(147) million in the third quarter of 2009 compared to $(85) million in the third quarter of 2008, and the increase in loss is attributed to credit-related impairment losses on CMBS in the third quarter of 2009. Impairment on CMBS for both GAAP and Segment Earnings during the three and nine months ended September 30, 2009 totaled $54 million. This relates to four securities from one issuer that are expected to incur contractual losses. There were no other-than-temporary impairments on CMBS during the three and nine months ended September 30, 2008. At September 30, 2009, a majority of our commercial mortgage backed securities were AAA-rated and we believe the declines in fair value are mainly attributable to the deterioration of liquidity and larger risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets rather than to the performance of the underlying collateral supporting the securities. We view the performance of the four securities impaired during the third quarter of 2009 as significantly worse than the remainder

37	Freddie Mac

of our CMBS, and while delinquencies for the remaining securities have increased, we believe the credit enhancement related to these bonds is currently sufficient to cover expected losses on the underlying loans. Since we generally hold these securities to maturity, we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities before recovery of the unrealized losses.

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. We have determined that individual partnerships whose carrying value exceeds fair value are other-than-temporarily impaired and should be written down to their fair value. See “NOTE 3: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information on this determination. Other-than-temporary impairments that reflect expected or realized credit-related losses on investment securities or a change in expected earnings to be generated from our LIHTC investments are realized in earnings immediately in both our GAAP results and Segment Earnings. Any additional impairments are not recognized for Segment Earnings. We recognized $370 million and $379 million of other-than-temporary impairment on LIHTC investments in our GAAP results during the three and nine months ended September 30, 2009, respectively, and recognized $8 million and $17 million, respectively, of LIHTC related impairments in Segment Earnings. The fair value of our LIHTC investments has declined during 2009 as a result of the economic recession and decrease in market demand for these partnership interests. If the fair value of our partnership interests does not improve and we are not able to complete sales or other transactions to recover the benefits of our investment, it could result in additional other-than-temporary impairment on our LIHTC investments in the near term.

Segment Earnings non-interest expenses increased for the three and nine months ended September 30, 2009 compared to the same periods in 2008, primarily due to higher provision for credit losses. The delinquency rate for loans in the multifamily loan portfolio and multifamily guarantee portfolio, on a combined basis, was 0.11% and 0.01% as of September 30, 2009 and December 31, 2008, respectively. The increase in the delinquency rate for our multifamily loans during the nine months ended September 30, 2009 is principally from loans on properties located in the states of Georgia and Texas. We expect an increase in our multifamily delinquency rates during the remainder of 2009 as multifamily fundamentals and apartment net operating incomes remain under pressure. Market fundamentals for multifamily properties we monitor have experienced the greatest deterioration during the third quarter of 2009 in the Southeast and West regions, particularly the states of Florida, Nevada, California and Arizona. Refinance risk, which is the risk that a multifamily borrower with a maturing balloon mortgage will not be able to refinance and will instead default, is high given the state of the economy, lack of liquidity, deteriorating property cash flows, and declining property market values. These factors contributed to the increase in our provision for loan losses during the nine months ended September 30, 2009. Our REO property inventory has increased to seven properties as of September 30, 2009. REO operations expenses in the nine months ended September 30, 2009 primarily relate to fair value write-down of the properties in inventory due to market conditions. We had two REO acquisitions and two REO dispositions during the third quarter of 2009 and all activity was related to properties in the Southeast region.

We continued to provide stability and liquidity for the financing of rental housing through our purchases and credit guarantees of multifamily mortgage loans. In October 2009, we completed a structured securitization transaction with multifamily mortgage loans of approximately $1 billion. This Structured Transaction was backed by 46 multifamily loans and was the second of such transactions this year. We expect to complete additional transactions in 2010, if market conditions are appropriate.

38	Freddie Mac

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

Cash and Other Investments Portfolio

Table 17 provides detail regarding our cash and other investments portfolio.

Table 17 — Cash and Other Investments Portfolio

	Fair Value
	September 30, 2009	December 31, 2008
	(in millions)

Cash and cash equivalents	$55,620	$45,326
Investments:
Non-mortgage-related securities:
Available-for-sale securities:
Asset-backed securities	4,538	8,794

Total available-for-sale non-mortgage-related securities	4,538	8,794

Trading:
Asset-backed securities	1,344	—
Treasury bills	12,394	—
FDIC-guaranteed corporate medium-term notes	250	—

Total trading non-mortgage-related securities	13,988	—

Total non-mortgage-related available-for-sale and trading securities	18,526	8,794
Federal funds sold and securities purchased under agreements to resell:
Federal funds sold	550	—
Securities purchased under agreements to resell	9,000	10,150

Total federal funds sold and securities purchased under agreements to resell	9,550	10,150

Total cash and other investments portfolio	$83,696	$64,270

Our cash and other investments portfolio is important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market, as discussed in “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Other Investments Portfolio” in our 2008 Annual Report. We use this portfolio to manage our liquidity until we have mortgage-related investments or credit guarantee opportunities. Cash and cash equivalents comprised $55.6 billion of the $83.7 billion in this portfolio as of September 30, 2009. At September 30, 2009, the investments in this portfolio also included $5.9 billion of non-mortgage-related asset-backed securities and $12.4 billion of Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations.

During the nine months ended September 30, 2009, we increased the balance of our cash and other investments portfolio by $19.4 billion, primarily due to a $10.3 billion increase in cash and cash equivalents and a $9.7 billion increase in non-mortgage-related securities, principally comprised of Treasury bills. The portfolio balance increased, in part, due to a relative lack of favorable investment opportunities over the past two quarters for mortgage-related investments.

We recorded net impairment of available-for-sale securities recognized in earnings related to our cash and other investments portfolio of $185 million during the nine months ended September 30, 2009 for our non-mortgage-related investments, as we could not assert that we did not intend to, or we will not be required to, sell these securities before a recovery of the unrealized losses. Such net impairments occurred in the first and second quarters of 2009; no such net impairments were recorded for the third quarter of 2009 as no non-mortgage-related securities were in an unrealized loss position at September 30, 2009. The decision to impair these securities is consistent with our consideration of securities from the cash and other investments portfolio as a contingent source of liquidity. We do not expect any contractual cash shortfalls related to these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

During the three and nine months ended September 30, 2008, we recorded $245 million and $458 million, respectively, of net impairment of available-for-sale securities recognized in earnings related to investments in non-mortgage-related asset-backed securities within our cash and other investments portfolio as we could no longer assert the positive intent to hold these securities to recovery. The non-mortgage-related securities impaired during the third quarter of 2008 had $9.9 billion of unpaid principal balances at September 30, 2008.

39	Freddie Mac

Table 18 provides credit ratings of the non-mortgage-related asset-backed securities in our cash and other investments portfolio at September 30, 2009. Table 18 includes securities classified as either available-for-sale or trading on our consolidated balance sheets.

Table 18 — Investments in Non-Mortgage-Related Asset-Backed Securities

	September 30, 2009
					Current
	Amortized	Fair	Original%	Current%	Investment
Collateral Type	Cost	Value	AAA-rated(1)	AAA-rated(2)	Grade(3)
	(dollars in millions)

Non-mortgage-related asset-backed securities:
Credit cards	$3,311	$3,535	100%	94%	100%
Auto credit	1,344	1,403	100	87	100
Equipment lease	280	298	100	78	100
Student loans	338	353	100	89	100
Stranded assets(4)	154	161	100	100	100
Insurance premiums	128	132	100	100	100

Total non-mortgage-related asset-backed securities	$5,555	$5,882	100	92	100

(1)	Reflects the composition of the portfolio that was AAA-rated as of the date of our acquisition of the security, based on unpaid principal balance and the lowest rating available.
(2)	Reflects the AAA-rated composition of the securities as of October 30, 2009, based on unpaid principal balance as of September 30, 2009 and the lowest rating available.
(3)	Reflects the composition of these securities with credit ratings BBB– or above as of October 30, 2009, based on unpaid principal balance as of September 30, 2009 and the lowest rating available.
(4)	Consists of securities backed by liens secured by fixed assets owned by regulated public utilities.

Mortgage-Related Investments Portfolio

We are primarily a buy-and-hold investor in mortgage assets. We invest principally in mortgage loans and mortgage-related securities, which consist of securities issued by us, Fannie Mae, Ginnie Mae and other financial institutions. We refer to these mortgage loans and mortgage-related securities that are recorded on our consolidated balance sheets as our mortgage-related investments portfolio. Our mortgage-related securities are classified as either available-for-sale or trading on our consolidated balance sheets.

Under the Purchase Agreement with Treasury and FHFA regulation, our mortgage-related investments portfolio may not exceed $900 billion as of December 31, 2009 and then must decline by 10% per year thereafter until it reaches $250 billion. The first of the annual 10% portfolio reductions is effective on December 31, 2010 and will be calculated relative to the actual balance of our mortgage-related investments portfolio on December 31, 2009. This could constrain our ability to purchase mortgages and mortgage-related securities in 2010. We may be required to sell mortgage-related assets in 2010 to meet the required 10% reduction, particularly given the potential for significant increases in loan modifications and delinquent loans, which result in the purchase of mortgage loans for our mortgage-related investments portfolio as currently measured under the Purchase Agreement. The amount of assets that we may be required to sell in 2010, if any, will depend on factors including the actual balance of our mortgage-related investments portfolio at year-end 2009 (which will determine the portfolio limit for 2010), level of liquidations and volume of loan modifications.

Our mortgage-related investments portfolio decreased during the nine months ended September 30, 2009 due to a relative lack of favorable investments opportunities, as evidenced by tighter spreads on agency mortgage-related securities. We believe these tighter spread levels are driven by the Federal Reserve’s and Treasury’s agency mortgage-related securities purchase programs. Investment opportunities for agency mortgage-related securities could remain limited while these purchase programs remain in effect.

Table 19 provides unpaid principal balances of the mortgage loans and mortgage-related securities in our mortgage-related investments portfolio. Table 19 includes securities classified as either available-for-sale or trading on our consolidated balance sheets.

40	Freddie Mac

Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio

	September 30, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)

Mortgage loans:
Single-family:(1)
Conventional:(2)
Amortizing	$46,016	$1,033	$47,049	$34,630	$1,295	$35,925
Interest-only	383	636	1,019	440	841	1,281

Total conventional	46,399	1,669	48,068	35,070	2,136	37,206
USDA Rural Development/FHA/VA	2,581	—	2,581	1,549	—	1,549

Total single-family	48,980	1,669	50,649	36,619	2,136	38,755
Multifamily(3)	70,674	10,556	81,230	65,322	7,399	72,721

Total unpaid principal balance of mortgage loans	119,654	12,225	131,879	101,941	9,535	111,476

PCs and Structured Securities:(4)
Single-family(1)	319,275	82,260	401,535	328,965	93,498	422,463
Multifamily	278	1,677	1,955	332	1,729	2,061

Total PCs and Structured Securities	319,553	83,937	403,490	329,297	95,227	424,524

Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities:(5)
Fannie Mae:
Single-family(1)	36,296	30,693	66,989	35,142	34,460	69,602
Multifamily	441	90	531	582	92	674
Ginnie Mae:
Single-family(1)	357	138	495	398	152	550
Multifamily	35	—	35	26	—	26

Total agency mortgage-related securities	37,129	30,921	68,050	36,148	34,704	70,852

Non-agency mortgage-related securities:
Single-family:(1)(6)
Subprime	407	63,989	64,396	438	74,413	74,851
Option ARM	—	18,213	18,213	—	19,606	19,606
Alt-A and other	2,941	19,311	22,252	3,266	21,801	25,067
Commercial mortgage-backed securities	23,868	38,581	62,449	25,060	39,131	64,191
Obligations of states and political subdivisions(7)	12,165	45	12,210	12,825	44	12,869
Manufactured housing(8)	1,061	171	1,232	1,141	185	1,326

Total non-agency mortgage-related securities(9)	40,442	140,310	180,752	42,730	155,180	197,910

Total mortgage-related securities	397,124	255,168	652,292	408,175	285,111	693,286

Total unpaid principal balance of mortgage-related investments portfolio	$516,778	$267,393	784,171	$510,116	$294,646	804,762

Premiums, discounts, deferred fees, impairments of unpaid principal balances and other basis adjustments			(13,561)			(17,788)
Net unrealized losses on mortgage-related securities, pre-tax			(26,738)			(38,228)
Allowance for loan losses on mortgage loans held-for-investment(10)			(974)			(690)

Total carrying value of mortgage-related investments portfolio			$742,898			$748,056

(1)	Variable-rate single-family mortgage loans and mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for information on Alt-A and subprime loans, which are a component of our single-family conventional mortgage loans
(3)	Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.
(4)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral.
(5)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities rated AAA or equivalent.
(6)	Single-family non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other mortgage loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 24 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, Option ARM, Alt-A and Other Loans at September 30, 2009 and December 31, 2008” and “Table 25 — Ratings Trend of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, Option ARM, Alt-A and Other Loans.”
(7)	Consists of mortgage revenue bonds. Approximately 55% and 58% of these securities held at September 30, 2009 and December 31, 2008, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(8)	At September 30, 2009 and December 31, 2008, 19% and 32%, respectively, of mortgage-related securities backed by manufactured housing were rated BBB– or above, based on the lowest rating available. For both dates, 91% of mortgage-related securities backed by manufactured housing had credit enhancements, including primary monoline insurance, that covered 23% of the mortgage-related securities backed by manufactured housing based on the unpaid principal balance. At both September 30, 2009 and December 31, 2008, we had secondary insurance on 60% of these securities that were not covered by the primary monoline insurance, based on the unpaid principal balance. Approximately 3% of the mortgage-related securities backed by manufactured housing were AAA-rated at both September 30, 2009 and December 31, 2008 based on the unpaid principal balance and the lowest rating available.
(9)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 32% and 55% of total non-agency mortgage-related securities held at September 30, 2009 and December 31, 2008, respectively, were AAA-rated as of those dates, based on the unpaid principal balance and the lowest rating available.
(10)	See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Loan Loss Reserves” for information about our allowance for loan losses on mortgage loans held-for-investment.

41	Freddie Mac

The unpaid principal balance of our mortgage-related investments portfolio decreased by $20.6 billion to $784.2 billion at September 30, 2009 compared to December 31, 2008 due to the relative lack of favorable investment opportunities for mortgage-related securities. The decrease in agency mortgage-related securities balances was partially offset by an increase in purchases of single and multifamily loans.

The unpaid principal balance of multifamily loans in our mortgage-related investments portfolio increased from $72.7 billion at December 31, 2008 to $81.2 billion at September 30, 2009, an increase of 12%, primarily due to limited market participation by non-GSE investors. We expect industry-wide loan demand to remain weak for the rest of 2009. While we expect our multifamily loan portfolio to further increase in the fourth quarter of 2009, the rate of growth has slowed, reflecting the market’s contraction.

The unpaid principal balance of single-family loans in our mortgage-related investments portfolio increased from $38.8 billion at December 31, 2008 to $50.6 billion at September 30, 2009, an increase of 30%, primarily due to increased purchases of delinquent and modified loans from the mortgage pools underlying our PCs and Structured Securities and increased cash purchase activity. As mortgage interest rates declined during 2009, single-family refinance mortgage originations increased and the volume of deliveries of single-family mortgage loans to us for cash purchase rather than for guarantor swap transactions also increased.

Higher Risk Components of Our Mortgage-Related Investments Portfolio

As discussed below, we have exposure to subprime, Alt-A, interest-only and option ARM loans in our mortgage-related investments portfolio as follows:

•	Single-family mortgage loans: We hold Alt-A and interest-only loans in our mortgage-related investments portfolio, which are primarily those purchased from PCs. We do not hold significant amounts of option ARM loans in our mortgage-related investments portfolio. We generally do not classify the single-family mortgage loans in our mortgage-related investments portfolio as either prime or subprime; however, there are mortgage loans within our mortgage-related investments portfolio with higher risk characteristics than other mortgage loans.

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans in our mortgage-related investments portfolio.

In addition, we hold significant dollar amounts of PCs and Structured Securities in our mortgage-related investments portfolio. A portion of the single-family mortgage loans underlying our PCs and Structured Securities are Alt-A and interest-only loans, and there are subprime and option ARM loans underlying some of our Structured Transactions. For more information on single-family loans underlying our PCs and Structured Securities, see “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Single-Family Mortgage Product Types.”

During the nine months ended September 30, 2009, we did not buy or sell any non-agency mortgage-related securities backed by subprime, option ARM or Alt-A loans. As discussed below, we recognized significant impairment and unrealized losses on our holdings of such securities in the nine months ended September 30, 2009. See “Table 23 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings” for more information. We believe that the declines in fair values for these securities are attributable to poor underlying collateral performance and decreased liquidity and larger risk premiums in the mortgage market.

Higher Risk Single-Family Mortgage Loans

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards such as limited or no documentation of a borrower’s income and/or assets. Mortgage loans with higher LTV ratios have a higher risk of default, especially during housing and economic downturns, such as the one the U.S. has experienced for the past few years. Many financial institutions have classified their residential mortgages as subprime if the FICO credit score of the borrower is below 620, without regard to any other loan characteristics. For information on loans we hold where the original FICO score of the borrower is less than 620, see “Table 20 — Higher-Risk Single-Family Loans that we hold in the Mortgage-Related Investments Portfolio.” Second lien mortgages are another type of residential loan product that has higher risk of default; however, we do not purchase or hold significant amounts of these loans in our single-family guarantee business.

42	Freddie Mac

Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, or may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan. In determining our Alt-A exposure on loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit attributes and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. There are circumstances where loans with reduced documentation are not classified as Alt-A because we already own the credit risk on the loans or the loans fall within various programs which we believe support not classifying the loans as Alt-A. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

Table 20 presents information about single-family mortgage loans that we hold in our mortgage-related investments portfolio that have certain higher risk characteristics. See “RISK MANAGEMENT — Credit Risks — Table 42 — Higher-Risk Loans in the Single-Family Mortgage Portfolio” for information on the higher-risk single-family loans in our single-family mortgage portfolio, which generally consists of (i) single-family loans held in our mortgage-related investments portfolio and (ii) single-family loans underlying our issued PCs and Structured Securities. Higher-risk loans include both loan products where the loan product itself creates higher risk and loans where the borrower characteristics present higher-risk at origination. The following table includes a presentation of each higher-risk characteristic in isolation. So, a single loan may fall within more than one category (for example, an interest-only loan may also have a borrower with an original LTV ratio greater than 90%).

Table 20 — Higher-Risk(1) Single-Family Mortgage Loans That we Hold in the Mortgage-Related Investments Portfolio

	As of September 30, 2009
	Unpaid	Estimated	Percentage	Delinquency
	Principal Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in millions)

Loans with one or more higher risk characteristics	$17,960	103%	41%	26%
Higher-risk loans with individual characteristics:(1)
Interest-only loans	1,015	106	1	41
Alt-A loans	3,747	120	63	44
Original LTV greater than 90%(5) loans	9,602	104	34	21
Lower original FICO scores (less than 620)	7,220	96	50	32

	As of December 31, 2008
	Unpaid	Estimated	Percentage	Delinquency
	Principal Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in millions)

Loans with one or more higher risk characteristics	$13,492	91%	29%	20%
Higher-risk loans with individual characteristics:(1)
Interest-only loans	1,280	101	9	38
Alt-A loans	2,374	103	41	35
Original LTV greater than 90%(5) loans	7,418	95	25	16
Lower original FICO scores (less than 620)	5,388	84	37	25

(1)	Higher risk categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.
(2)	Based on our first lien exposure on the property and excludes secondary financing by third parties, if applicable. For refinancing mortgages, the estimated current LTVs are based on third-party appraisals used in loan origination, whereas new purchase mortgages are based on the property sales price.
(3)	Represents the percentage of loans based on loan counts held on our consolidated balance sheet that have been modified under agreement with the borrower, including those with no changes in terms where past due amounts are added to the outstanding principal balance of the loan.
(4)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. See “CREDIT RISKS — Mortgage Credit Risk — Delinquency” for further information about our delinquency rates.
(5)	See footnote (2) to “Table 41 — Characteristics of the Single-Family Mortgage Portfolio” for information about our calculation of original LTV ratios.

Loans with a combination of higher-risk attributes will have an even higher risk of default than those with an individual higher-risk characteristic. For example, we estimate that there were $2.3 billion and $1.7 billion at September 30, 2009 and December 31, 2008, respectively, of loans with both original LTV ratios greater than 90% and FICO credit scores less than 620 at the time of loan origination. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for further information on single-family mortgage product types and characteristics, including those loans underlying our guaranteed PCs and Structured Securities.

A significant number of the single-family loans with higher risk characteristics have been purchased out of PC pools under our financial guarantees. For loans purchased out of PC pools due to delinquency or modifications with

43	Freddie Mac

concessions to the borrower, we may recognize losses at the time of purchase in order to reduce the unpaid principal balance of the loan to its fair value.

Loans Purchased Under Financial Guarantees

As securities administrator, we are required to purchase a mortgage loan from a PC pool under certain circumstances at the direction of a court of competent jurisdiction or a federal government agency. Additionally, we are required to repurchase all convertible ARMs out of PC pools when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. During the nine months ended September 30, 2009 and 2008, we purchased $963 million and $1.7 billion, respectively, of convertible ARMs and balloon/reset loans out of PC pools.

As guarantor, we also have the right to purchase mortgages that back our PCs and Structured Securities (other than Structured Transactions) from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages or assets is known as our repurchase option, and we exercise this option when we modify a mortgage. We record loans that we purchase in connection with our performance under our financial guarantees at fair value and record losses on loans purchased on our consolidated statements of operations in order to reduce our net investment in acquired loans to their fair value. The table below presents activities related to optional purchases of loans under financial guarantees for the three and nine months ended September 30, 2009 and 2008.

Table 21 — Changes in Loans Purchased Under Financial Guarantees(1)

	Three Months Ended September 30, 2009				Three Months Ended September 30, 2008
	Unpaid	Purchase	Loan Loss	Net	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$15,381	$(6,871)	$(92)	$8,418	$6,099	$(1,386)	$(6)	$4,707
Purchases of loans	1,238	(766)	—	472	1,248	(385)	—	863
Provision for credit losses	—	—	(2)	(2)	—	—	(50)	(50)
Principal repayments(2)	(228)	127	2	(99)	(183)	68	1	(114)
Troubled debt restructurings	(55)	23	1	(31)	(57)	17	—	(40)
Property acquisitions, transferred to REO	(258)	103	5	(150)	(372)	116	1	(255)

Ending balance(3)	$16,078	$(7,384)	$(86)	$8,608	$6,735	$(1,570)	$(54)	$5,111

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
	Unpaid	Purchase	Loan Loss	Net	Unpaid	Purchase	Loan Loss	Net
	Principal Balance	Discount	Reserves	Investment	Principal Balance	Discount	Reserves	Investment
	(in millions)

Beginning balance	$9,522	$(3,097)	$(80)	$6,345	$7,001	$(1,767)	$(2)	$5,232
Purchases of loans	8,170	(5,070)	—	3,100	2,394	(630)	—	1,764
Provision for credit losses	—	—	(33)	(33)	—	—	(55)	(55)
Principal repayments(2)	(325)	273	6	(46)	(693)	207	1	(485)
Troubled debt restructurings	(635)	267	5	(363)	(85)	24	—	(61)
Property acquisitions, transferred to REO	(654)	243	16	(395)	(1,882)	596	2	(1,284)

Ending balance(3)	$16,078	$(7,384)	$(86)	$8,608	$6,735	$(1,570)	$(54)	$5,111

(1)	Consist of seriously delinquent or modified loans purchased at our option in performance of our financial guarantees and in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30).
(2)	Includes the capitalization of past due interest on loans subject to repayment or other agreements executed during the period, which resulted in an increase in our net investment in these loans during the three and nine months ended September 30, 2009.
(3)	Includes loans that have subsequently returned to current status under the original loan terms.

Our net investment in delinquent and modified loans purchased under financial guarantees increased approximately 36% during the nine months ended September 30, 2009. During that period, we purchased approximately $8.2 billion in unpaid principal balances of these loans with a fair value at acquisition of $3.1 billion. The $5.1 billion purchase discount consists of approximately $1.4 billion previously recognized as loan loss reserve or guarantee obligation and $3.7 billion of losses on loans purchased. We expect to continue to incur losses on the purchase of delinquent or modified loans in the fourth quarter of 2009. The volume and severity of these losses is dependent on many factors, including the rate of completion of loan modifications under HAMP, and changes in fair values of delinquent or modified loans, which are impacted by investor demand as well as regional changes in home prices. See “CONSOLIDATED RESULTS OF OPERATIONS — Losses on Loans Purchased,” for further information.

As of September 30, 2009, the cure rate for loans that we purchased out of PC pools during the first, second and third quarters of 2009 was approximately 59%, 74% and 90%, respectively. The cure rate is the percentage of loans

44	Freddie Mac

purchased with or without modification under our financial guarantees that have returned to less than 90 days past due or have been paid off, divided by the total number of loans purchased under our financial guarantees. The cure rates for the first and second quarters of 2009 are lower than those for the third quarter of 2009 because a significant number of the modifications in the first half of 2009 were completed as part of a pilot program, offered in mid-2008, to complete modifications of significantly delinquent loans on a broad scale. Many of the delinquent borrowers in that pilot program, including those whose modifications were completed in the first half of 2009, did not meet their new payment obligations and defaulted on their modified loans. Mortgages that remain in the PC pools and reperform or proceed to foreclosure are not included in these cure rate statistics.

Supplemental Multifamily Mortgage Loans

Since the start of 2009, our multifamily mortgage loans have generally been underwritten using requirements that currently establish a maximum original LTV ratio of 75% and a minimum debt service coverage ratio of 1.25. In certain circumstances, we may purchase certain types of multifamily loans that have an original LTV ratio over 75% or a debt service coverage ratio of less than 1.25. We generally do not consider multifamily products to be higher-risk at origination. We do make investments in certain second and other junior lien loans on multifamily properties on which we own the first lien mortgage, which we refer to as supplemental loans. Beginning in 2009, supplemental loans must have a maximum total LTV ratio of 75% and minimum debt service coverage of 1.30 when combined with the first lien mortgage. Supplemental loans generally allow the existing borrower a lower cost option to obtain additional financing without the added expense of refinancing the first lien mortgage. We had supplemental multifamily loans held-for-investment of $2.7 billion and $2.5 billion in our mortgage-related investments portfolio as of September 30, 2009 and December 31, 2008, respectively, and at both dates these loans had average original LTVs of approximately 65% and none of these loans was 90 days or more delinquent at either date. See “CREDIT RISKS — Mortgage Credit Risk — Multifamily Mortgage Product Types” for further information.

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans

We classify our non-agency mortgage-related securities as subprime, option ARM or Alt-A if the securities were labeled as such, when sold to us. Table 22 presents information about our holdings of these securities.

Table 22 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans(1)

	September 30, 2009			December 31, 2008
	Unpaid	Collateral	Average	Unpaid	Collateral	Average
	Principal	Delinquency	Credit	Principal	Delinquency	Credit
	Balance	Rate(2)	Enhancement(3)	Balance	Rate(2)	Enhancement(3)
	(dollars in millions)

Mortgage loans:
Single-family:(1)
Subprime first lien	$63,810	46%	33%	$74,070	38%	34%
Option ARM	18,213	42	20	19,606	30	22
Alt-A(4)	18,683	24	14	21,015	17	14

	Three Months Ended
	September 30, 2009	June 30, 2009	March 31, 2009
	(dollars in millions)

Principal repayments:(5)
Subprime — first and second liens	$3,178	$3,421	$3,855
Option ARM	533	474	386
Alt-A and other	915	997	903

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Determined based on loans that are 60 days or more past due that underlie the securities and on information obtained from a third-party data provider.
(3)	Reflects the average current credit enhancement provided by subordination of other securities held by third parties.
(4)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(5)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary prepayments on the underlying collateral of these securities, representing a partial return of our investment in these securities.

Unrealized Losses on Available-for-Sale Mortgage-Related Securities

At September 30, 2009, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $48.4 billion, compared to $50.9 billion at December 31, 2008. This decrease in unrealized losses includes the impact of $15.3 billion, pre-tax, ($9.9 billion, net of tax) of other-than-temporary impairment losses recorded as a result of the adoption of an amendment to the accounting standards for investments in debt and equity securities adopted on April 1, 2009. This cumulative adjustment reclassified the non-credit component of previously recognized other-than-temporary impairments from retained earnings (i.e., previously expensed) to AOCI. We believe that unrealized losses on non-agency mortgage-related securities at September 30, 2009 were attributable to poor underlying collateral performance,

45	Freddie Mac

decreased liquidity and larger risk premiums in the non-agency mortgage market. We evaluate all securities in an unrealized loss position to determine if the impairment is other-than-temporary. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding unrealized losses on available-for-sale securities.

Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities

During the third quarter of 2009, we recorded total other-than-temporary impairments related to our available-for-sale non-agency mortgage-related securities of $4.2 billion, of which $1.2 billion was recognized in earnings and $3.0 billion was recognized in AOCI. We adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, which provides guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. Under this guidance, a portion of the other-than-temporary impairment (that portion which relates to securities not intended to be sold and which is not credit-related) is recorded in AOCI and not recognized in earnings. Credit-related portions of other-than-temporary impairments are recognized in earnings. See “NOTE 4: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” to our consolidated financial statements for additional information regarding these accounting principles and impairments.

Table 23 provides additional information regarding other-than-temporary impairments related to our available-for-sale mortgage-related securities recognized in earnings during the third quarter of 2009.

Table 23 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended September 30, 2009
	Unpaid	Net Impairment of
	Principal	Available-For-Sale Securities
	Balance	Recognized in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$27,888	$607
Other years — first and second liens(1)	763	16

Total subprime — first and second liens	28,651	623

Option ARM:
2006 & 2007	8,353	165
Other years	2,422	59

Total option ARM	10,775	224

Alt-A:
2006 & 2007	4,805	123
Other years	5,691	160

Total Alt-A	10,496	283

Total Subprime, option ARM, Alt-A and other loans	49,922	1,130
Commercial mortgage-backed securities	1,351	54
Manufactured Housing	58	3

Total available-for-sale mortgage-related securities	$51,331	$1,187

(1)	Includes second liens for all years.

We recorded net impairment of available-for-sale securities in earnings related to non-agency mortgage-related securities of approximately $1.2 billion during the third quarter of 2009. These impairments are due to the combination of (i) a refinement in our impairment model’s use of severity estimates and (ii) higher projection of loss severity on the collateral underlying these securities. The deterioration in the performance of the collateral underlying these securities has not impacted our conclusion that we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Bond Insurers” for more information on our exposure to bond insurers. Included in these net impairments are $48 million of impairments related to securities backed by subprime, option ARM, Alt-A and other loans and $54 million of impairments related to commercial mortgage-backed securities impaired for the first time during the third quarter of 2009.

In addition, $3.0 billion of the total other-than-temporary impairments related to our non-agency securities for the third quarter of 2009 were non-credit-related and, thus, recognized in AOCI. We currently estimate that the future expected principal and interest shortfall on these securities will be significantly less than the recent fair value declines. Since the beginning of 2007, we have incurred actual principal cash shortfalls of $70 million on impaired securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

46	Freddie Mac

We recorded net impairment of available-for-sale securities recognized in earnings related to non-agency mortgage-related securities of approximately $10.3 billion during the nine months ended September 30, 2009. Of this amount, $6.9 billion were recognized in the first quarter of 2009, prior to the adoption of the amendment to the accounting standards for investments in debt and equity securities, and represents fair value declines related to non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans that were probable of incurring a contractual principal or interest loss.

During the three and nine months ended September 30, 2008, we recorded $8.9 billion and $9.7 billion, respectively, of impairment of available-for-sale securities recognized in earnings related to our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans primarily due to deterioration in the performance of the collateral underlying these loans.

The decline in mortgage credit performance has been severe for subprime, option ARM, Alt-A and other loans. Many of the same economic factors impacting the performance of our single-family mortgage portfolio also impact the performance of the non-agency mortgage-related securities in our mortgage-related investments portfolio. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for additional information regarding these economic factors. Furthermore, the subprime, option ARM, Alt-A and other loans backing our securities have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona and Nevada.

While it is reasonably possible that, under certain conditions (especially given the current economic environment), defaults and severity of losses on our remaining available-for-sale mortgage-related securities that are in an unrealized loss position, but for which we have not recorded an impairment earnings charge, could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely at September 30, 2009. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of available information, we have concluded that the reduction in fair value of these securities was temporary at September 30, 2009.

Our assessments concerning other-than-temporary impairment require significant judgment and are subject to change as the performance of the individual securities changes and mortgage market conditions evolve. Bankruptcy reform, loan modification programs and other forms of government intervention in the housing market can significantly change the performance of the underlying loans and thus our securities. Given the extent of the housing and economic downturn over the past few years, it is difficult to forecast and estimate with any assurance of predictability, so actual results could differ materially from our expectations. Furthermore, different market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls, and these differences tend to be magnified for nontraditional products such as option ARM loans.

47	Freddie Mac

Ratings of Non-Agency Mortgage-Related Securities

Table 24 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans held at September 30, 2009 based on their ratings as of September 30, 2009 as well as those held at December 31, 2008 based on their ratings as of December 31, 2008. Tables 24 and 25 use the lowest rating available for each security.

Table 24 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, Option ARM, Alt-A and Other Loans at September 30, 2009 and December 31, 2008

	Unpaid		Gross	Monoline
	Principal	Amortized	Unrealized	Insurance
Credit Ratings as of September 30, 2009	Balance	Cost	Losses	Coverage(1)
	(in millions)

Subprime loans:
AAA-rated	$5,093	$5,090	$(900)	$35
Other investment grade	6,750	6,749	(1,989)	653
Below investment grade	52,543	48,286	(21,688)	1,973

Total	$64,386	$60,125	$(24,577)	$2,661

Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	359	354	(222)	171
Below investment grade	17,854	13,863	(6,774)	168

Total	$18,213	$14,217	$(6,996)	$339

Alt-A and other loans:
AAA-rated	$2,017	$2,038	$(335)	$10
Other investment grade	5,287	5,305	(1,360)	558
Below investment grade	14,948	12,439	(4,771)	2,849

Total	$22,252	$19,782	$(6,466)	$3,417

Credit Ratings as of December 31, 2008

Subprime loans:
AAA-rated	$21,267	$21,224	$(4,821)	$40
Other investment grade	22,502	22,418	(6,302)	1,493
Below investment grade	31,070	27,757	(8,022)	1,851

Total	$74,839	$71,399	$(19,145)	$3,384

Option ARM loans:
AAA-rated	$8,818	$5,803	$(2,086)	$57
Other investment grade	5,375	3,290	(1,423)	377
Below investment grade	5,413	3,024	(1,230)	299

Total	$19,606	$12,117	$(4,739)	$733

Alt-A and other loans:
AAA-rated	$11,293	$10,512	$(3,567)	$185
Other investment grade	8,521	6,488	(2,405)	2,950
Below investment grade	5,253	3,032	(815)	1,138

Total	$25,067	$20,032	$(6,787)	$4,273

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.

48	Freddie Mac

Table 25 shows (i) the percentage of unpaid principal balance of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans held at September 30, 2009 based on the ratings of such securities as of September 30, 2009 and October 30, 2009 and (ii) the percentage of unpaid principal balance at December 31, 2008 based on their December 31, 2008 ratings.

Table 25 — Ratings Trend of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, Option ARM, Alt-A and Other Loans

	Credit Ratings as of
	October 30, 2009	September 30, 2009	December 31, 2008
	Percentage of Unpaid		Percentage of Unpaid
	Principal Balance at		Principal Balance at
	September 30, 2009		December 31, 2008

Subprime loans:
AAA-rated	8%	8%	28%
Other investment grade	10	10	30
Below investment grade	82	82	42

Total	100%	100%	100%

Option ARM loans:
AAA-rated	—%	—%	45%
Other investment grade	2	2	27
Below investment grade	98	98	28

Total	100%	100%	100%

Alt-A and other loans:
AAA-rated	9%	9%	45%
Other investment grade	24	24	34
Below investment grade	67	67	21

Total	100%	100%	100%

Although non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans experienced significant ratings downgrades during the first nine months of 2009, we currently believe the economic factors leading to these downgrades are already appropriately considered in our other-than-temporary impairment decisions and valuations.

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of derivative purchases, terminations or assignments prior to contractual maturity and expiration of the derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable and cash collateral held or posted on our consolidated balance sheets to derivative assets, net and derivative liabilities, net. We record changes in fair values of our derivatives in current earnings or, where applicable, to the extent our cash-flow hedge accounting relationships are effective, we defer those changes in AOCI.

The fair value of the total derivative portfolio increased during the nine months ended September 30, 2009, primarily due to increasing longer-term swap interest rates, which positively impacted our net pay-fixed interest rate swap portfolio position. However, the fair value of our purchased call swaptions decreased during the nine months ended September 30, 2009, primarily due to the increase in longer-term swap interest rates. See “NOTE 10: DERIVATIVES — Table 10.1 — Derivative Assets and Liabilities at Fair Value” to our consolidated financial statements for our notional or contractual amounts and related fair values of our total derivative portfolio by product type at September 30, 2009 and December 31, 2008.

49	Freddie Mac

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

Table 26 — Derivative Fair Values and Maturities

	September 30, 2009
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest rate swaps:
Receive-fixed:
Swaps	$292,162	$4,595	$497	$978	$1,678	$1,442
Weighted average fixed rate(4)			3.93%	1.91%	3.06%	3.89%
Forward-starting swaps(5)	28,296	895	—	170	148	577
Weighted average fixed rate(4)			—	4.45%	4.22%	4.52%

Total receive-fixed	320,458	5,490	497	1,148	1,826	2,019

Basis (floating to floating)	51,615	(39)	(29)	—	—	(10)
Pay-fixed:
Swaps	369,826	(21,231)	(252)	(1,861)	(2,108)	(17,010)
Weighted average fixed rate(4)			3.88%	2.38%	3.56%	4.40%
Forward-starting swaps(5)	44,950	(4,442)	—	—	—	(4,442)
Weighted average fixed rate(4)			—	—	—	5.59%

Total pay-fixed	414,776	(25,673)	(252)	(1,861)	(2,108)	(21,452)

Total interest rate swaps	786,849	(20,222)	216	(713)	(282)	(19,443)

Option-based:
Call swaptions
Purchased	175,797	12,114	3,202	3,708	1,848	3,356
Written	17,600	(407)	(125)	(204)	(47)	(31)
Put swaptions
Purchased	90,075	1,917	487	529	285	616
Written	16,900	(469)	(1)	(63)	(405)	—
Other option-based derivatives(6)	157,389	1,835	21	—	(2)	1,816

Total option-based	457,761	14,990	3,584	3,970	1,679	5,757

Futures	80,474	(14)	(5)	(9)	—	—
Foreign-currency swaps	5,775	1,734	1,340	110	284	—
Forward purchase and sale commitments	34,571	(129)	(129)	—	—	—
Swap guarantee derivatives	3,488	(35)	—	—	—	(35)

Subtotal	1,368,918	(3,676)	$5,006	$3,358	$1,681	$(13,721)

Credit derivatives	14,146	18

Subtotal	1,383,064	(3,658)
Derivative interest receivable (payable), net		(1,297)
Trade/settle receivable (payable), net		(7)
Derivative cash collateral (held) posted, net		4,175

Total	$1,383,064	$(787)

(1)	Fair value is categorized based on the period from September 30, 2009 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to ten years.
(6)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.

50	Freddie Mac

Table 27 summarizes the changes in derivative fair values.

Table 27 — Changes in Derivative Fair Values

	Nine Months Ended
	September 30,(1)
	2009	2008
	(in millions)

Beginning balance — net asset (liability)	$(3,827)	$4,790
Net change in:
Forward purchase and sale commitments	(134)	657
Credit derivatives	(20)	12
Swap guarantee derivatives	(24)	(6)
Other derivatives:(2)
Changes in fair value	2,167	(3,015)
Fair value of new contracts entered into during the period(3)	2,563	3,258
Contracts realized or otherwise settled during the period	(4,383)	82

Ending balance — net asset (liability)	$(3,658)	$5,778

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “Table 26 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of September 30, 2009. Fair value excludes derivative interest receivable, net of $1.1 billion, trade/settle receivable or (payable), net of $— million and derivative cash collateral posted, net of $1.5 billion at January 1, 2009. Fair value excludes derivative interest receivable, net of $805 million, trade/settle payable, net of $6 million and derivative cash collateral held, net of $4.9 billion at September 30, 2008. Fair value excludes derivative interest receivable, net of $1.7 billion, trade/settle receivable or (payable), net of $— million and derivative cash collateral held, net of $6.2 billion at January 1, 2008.
(2)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps and interest-rate caps.
(3)	Consists primarily of cash premiums paid or received on options.

Table 28 provides information on our outstanding written and purchased swaption and option premiums at September 30, 2009 and December 31, 2008, based on the original premium receipts or payments.

Table 28 — Outstanding Written and Purchased Swaption and Option Premiums

	Original Premium	Original Weighted
	Amount (Paid)	Average Life to	Remaining Weighted
	Received	Expiration	Average Life
	(dollars in millions)

Purchased:(1)
At September 30, 2009	$(8,309)	6.6 years	5.2 years
At December 31, 2008	$(6,775)	7.6 years	6.2 years
Written:(2)
At September 30, 2009	$659	3.5 years	3.1 years
At December 31, 2008	$186	2.9 years	2.2 years

(1)	Purchased options exclude callable swaps.
(2) Excludes written options on guarantees of stated final maturity of Structured Securities.

Guarantee Asset

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Gains (Losses) on Guarantee Asset” for a description of, and an attribution of other changes in, the guarantee asset. Table 29 summarizes the changes in the guarantee asset balance.

Table 29 — Changes in Guarantee Asset

	Nine Months Ended
	September 30,
	2009	2008
	(in millions)

Beginning balance	$4,847	$9,591
Additions, net	1,646	2,177
Other(1)	(12)	(87)
Components of gains (losses) on guarantee asset:
Return of investment on guarantee asset	(1,458)	(1,382)
Changes in fair value of future management and guarantee fees	3,699	(620)

Gains (losses) on guarantee asset	2,241	(2,002)

Ending balance	$8,722	$9,679

(1)	Represents a reduction in our guarantee asset associated with the extinguishment of our previously issued long-term standby commitments upon conversion into either PCs or Structured Transactions within the same month.

The decrease in additions to our guarantee asset in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was due to lower fair values on mortgage assets, and, to a lesser extent, lower fee rates. The return of investment on our guarantee asset represents the cash received during the period. The higher average balance of outstanding guarantees led to an increase in the return of investment in the nine months ended

51	Freddie Mac

September 30, 2009 compared to the nine months ended September 30, 2008. The change in the fair value of future fees was $3.7 billion and $(620) million in the nine months ended September 30, 2009 and 2008, respectively, and was principally due to an increase in fair values for excess-servicing, interest-only mortgage securities (which we use to estimate the value of our guarantee asset) during the nine months ended September 30, 2009, as compared to a decrease during the nine months ended September 30, 2008.

Real Estate Owned, Net

We acquire residential properties through foreclosure on mortgage loans that we own or for which we have issued our financial guarantees. The balance of our REO, net increased to $4.2 billion at September 30, 2009 from $3.3 billion at December 31, 2008. Despite our temporary suspensions of foreclosure transfers, we experienced a higher volume of REO acquisitions through foreclosure during the nine months ended September 30, 2009 than in the nine months ended September 30, 2008. The most significant amount of REO acquisitions was of properties in the states of California, Arizona, Florida, Michigan and Nevada. The second and third quarters are seasonally strong periods for home sales and, in 2009, also benefitted from government incentives for first time home buyers and foreclosure suspensions. We expect our REO inventory to continue to grow in the fourth quarter of 2009, as we expect REO acquisitions to increase and to outpace our REO dispositions.

Deferred Tax Assets, Net

We recognize deferred tax assets and liabilities based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using statutory tax rates. Valuation allowances reduce deferred tax assets, net when it is more likely than not that a tax benefit will not be realized. The realization of our deferred tax assets, net is dependent upon the generation of sufficient taxable income or upon our conclusion that we have the intent and ability to hold our available-for-sale securities to the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax assets, net will be realized and whether a valuation allowance is necessary.

Subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized due to our inability to generate sufficient taxable income and we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the third quarter of 2009. We reduced our valuation allowance by $0.4 billion during the first nine months of 2009. This was as a result of a reduction attributable to the second quarter adoption of an amendment to the accounting standards for investments in debt and equity securities, net of an increase primarily attributable to timing differences generated from credit-related items. See “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information on our adoption of the amendment to the accounting standards for investments in debt and equity securities. Our total valuation allowance as of September 30, 2009 was $22.0 billion. As of September 30, 2009, we had a deferred tax asset, net of $12.4 billion representing the tax effect of unrealized losses on our available-for-sale securities, which management believes is more likely than not of being realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. For additional information, see “NOTE 12: INCOME TAXES — Deferred Tax Assets, Net” to our consolidated financial statements. Our view of our ability to realize the deferred tax assets, net may change in future periods, particularly if the mortgage and housing markets continue to decline.

LIHTC Partnerships

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. The LIHTC partnerships invest as limited partners in lower-tier partnerships, which own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal tax credits. We recognized $379 million of other-than-temporary impairment on LIHTC investments during the nine months ended September 30, 2009, related to 143 partnerships in which we have investments. See “NOTE 3: VARIABLE INTEREST ENTITIES — LIHTC Partnerships” to our consolidated financial statements for additional information on the impairment. Our total investments in LIHTC partnerships totaled $3.4 billion and $4.1 billion as of September 30, 2009 and December 31, 2008, respectively. Our exposure is limited to the amount of our investment; however, as described in “NOTE 12: INCOME TAXES” to our consolidated financial statements, we previously determined that it was more likely than not that a portion of our deferred tax assets, net may not be realized. As a result, we are not recognizing a significant portion of the tax benefits

52	Freddie Mac

associated with tax credits generated by our investments in LIHTC partnerships in our consolidated financial statements.

Total Debt

See “LIQUIDITY AND CAPITAL RESOURCES” for a discussion of our debt management activities.

Guarantee Obligation

Table 30 summarizes the changes in the guarantee obligation balance.

Table 30 — Changes in Guarantee Obligation

	Nine Months Ended
	September 30,
	2009	2008
	(in millions)

Beginning balance	$12,098	$13,712
Deferred guarantee income of newly-issued guarantees	2,836	3,025
Other(1)	(34)	(142)
Static effective yield amortization:
Basic	(2,208)	(1,940)
Cumulative catch-up	(477)	(781)

Income on guarantee obligation	(2,685)	(2,721)

Ending balance	$12,215	$13,874

(1)	Represents; (a) portions of the guarantee obligation that correspond to incurred credit losses reclassified to reserve for guarantee losses on PCs, and (b) reductions associated with the extinguishment of our previously issued long-term standby commitments upon conversion into either PCs or Structured Transactions.

The primary drivers affecting the balance of our guarantee obligation are our credit guarantee business volume and the rates of amortization for these balances, including recognition of cumulative catch-up adjustments. We issued $382.0 billion and $313.8 billion of our financial guarantees during the nine months ended September 30, 2009 and 2008, respectively. Additions, or the guarantee obligation associated with newly-issued guarantees, declined to $2.8 billion in the nine months ended September 30, 2009 from $3.0 billion in the nine months ended September 30, 2008, principally due to lower guarantee asset values for newly-issued guarantees, partially offset by a slight increase in credit fees on new guarantees as compared to the nine months ended September 30, 2008. We implemented additional delivery fee increases effective September 1, 2009 and October 1, 2009, for mortgages with certain LTV and other loan characteristic combinations. Although we periodically increased delivery fees during 2009, we experienced competitive pressure on our contractual management and guarantee rates, which limited our ability to increase our rates as customers renew their contracts. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Income on Guarantee Obligation” for a description of the components of the guarantee obligation and a discussion of amortization income related to our guarantee obligation.

Total Equity (Deficit)

Total equity (deficit) increased from $(30.6) billion at December 31, 2008 to $10.4 billion at September 30, 2009, reflecting increases due to (i) $36.9 billion received in 2009 from Treasury under the Purchase Agreement, (ii) a $15.3 billion decrease in our unrealized losses in AOCI, net of taxes, on our available-for-sale securities and (iii) $5.1 billion as a result of the adoption of the amendment to the accounting standards for investments in debt and equity securities (as discussed below). These increases in total equity (deficit) were partially offset during the nine months ended September 30, 2009 by (i) a net loss of $14.1 billion and (ii) $2.8 billion of senior preferred stock dividends declared. Future widening of mortgage-to-debt OAS could result in unrealized losses on our available-for-sale securities. See “Mortgage-Related Investments Portfolio — Higher Risk Components of Our Mortgage-Related Investments Portfolio” and “NOTE 4: INVESTMENTS IN SECURITIES” to our consolidated financial statements for further discussion regarding our investments in securities and other-than-temporary impairments.

Our retained earnings (accumulated deficit) and AOCI, net of taxes have changed as a result of the adoption of the amendment to the accounting standards for investments in debt and equity securities. Upon our adoption of this accounting amendment, we recognized a cumulative-effect adjustment of $15.0 billion, which increased our opening balance of retained earnings (accumulated deficit) on April 1, 2009, with a corresponding decline of $(9.9) billion, net of taxes, to AOCI. The cumulative-effect adjustment reclassified the non-credit component of other-than-temporary impairments on our non-agency mortgage-related securities from retained earnings (accumulated deficit) (i.e., previously expensed) to AOCI. The difference between these adjustments of $5.1 billion represents an increase in total equity primarily resulting from the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required related to the cumulative-effect adjustment.

53	Freddie Mac

The balance of AOCI at September 30, 2009 was a net unrealized loss of approximately $26.4 billion, net of taxes, compared to an unrealized loss of $32.4 billion, net of taxes, at December 31, 2008. Excluding the $(9.9) billion, net of taxes, cumulative-effect adjustment discussed above, unrealized losses in AOCI, net of taxes, on our available-for-sale securities decreased by $15.3 billion for the nine months ended September 30, 2009 primarily attributable to a decline in unrealized losses on our available-for-sale agency and non-agency mortgage-related securities. This decline in unrealized losses on available-for-sale securities during the nine months ended September 30, 2009 was largely due to (1) fair value improvement on our available-for-sale mortgage-related securities, particularly during the third quarter of 2009, as a result of tighter mortgage-to-debt OAS and lower interest rates, and (2) the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities.

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

These off-balance sheet items predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of the accounting standards for guarantees in 2003; (b) certain commitments to purchase mortgage loans; and (c) certain credit enhancements on manufactured housing asset-backed securities. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and REO, which are included in other assets) at their carrying value in conformity with GAAP. During the nine months ended September 30, 2009, our fair value results as presented in our consolidated fair value balance sheets were affected by several enhancements in our approach for estimating the fair value of certain financial instruments. See “NOTE 14: FAIR VALUE DISCLOSURES” to our consolidated financial statements for information regarding the impact of changes in our approach for estimating the fair value of certain financial instruments. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 17: FAIR VALUE DISCLOSURES” in our 2008 Annual Report for more information on fair values, including how we estimate the fair value of financial instruments.

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

Table 31 — Summary of Change in the Fair Value of Net Assets

	Nine Months Ended
	September 30,
	2009	2008
	(in billions)

Beginning balance	$(95.6)	$12.6
Changes in fair value of net assets, before capital transactions	(6.2)	(54.1)
Capital transactions:
Dividends, share repurchases and issuances, net(1)	34.1	(0.9)

Ending balance	$(67.7)	$(42.4)

(1)	Nine months ended September 30, 2009 and 2008 includes funds received from Treasury of $36.9 billion and $—, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

Discussion of Fair Value Results

Our consolidated fair value measurements are a component of our risk management procedures, as we use daily estimates of the changes in fair value to calculate our PMVS and duration gap measures. During the nine months ended September 30, 2009, the fair value of net assets, before capital transactions, decreased by $6.2 billion, compared to a $54.1 billion decrease during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, fair value increased by $36.9 billion as a result of the receipt of funding from Treasury under the Purchase Agreement, offset by the payment in cash of senior preferred stock dividends, net of reissuance of treasury stock, which reduced total fair value by $2.8 billion. The fair value of net assets as of September 30, 2009 was $(67.7) billion, compared to $(95.6) billion as of December 31, 2008. Included in the reduction of the fair value of net assets, before capital transactions, is $4.5 billion related to our partial valuation allowance against our deferred tax assets, net for the nine months ended September 30, 2009.

54	Freddie Mac

Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time.

During the nine months ended September 30, 2009, the fair value of net assets, before capital transactions, declined primarily as a result of an increase in the guarantee obligation related to the declining credit environment. This decline in fair value was partially offset by higher estimated core spread income and an increase in fair value attributable to net mortgage-to-debt OAS tightening.

During the nine months ended September 30, 2008, the fair value of net assets declined due primarily to an increase in the guarantee obligation, primarily attributable to the market’s pricing of mortgage credit, and the impact of net mortgage-to-debt OAS widening.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities require that we maintain adequate liquidity to fund our operations, which may include the need to make payments upon the maturity, redemption or repurchase of our debt securities; make payments of principal and interest on our debt securities and on our PCs and Structured Securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans, including modified or delinquent loans from PC pools. For more information on our liquidity needs and liquidity management, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2008 Annual Report.

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

We received $36.9 billion in cash from Treasury pursuant to draws under the Purchase Agreement during the nine months ended September 30, 2009.

As discussed below, market conditions could limit the availability of the assets in our mortgage-related investments portfolio as a significant source of funding. In addition, the Lending Agreement is scheduled to expire on December 31, 2009. Upon expiration of the Lending Agreement, we will not have a liquidity backstop available to us (other than Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority) if we are unable to obtain funding from issuances of debt or other conventional sources. At present, we are not able to predict the likelihood that a liquidity backstop will be needed, or to identify the alternative sources of liquidity that might then be available to us, other than draws from Treasury under the Purchase Agreement or Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. No amounts have been borrowed under the Lending Agreement as of September 30, 2009. However, we have successfully tested our ability to access funds under the Lending Agreement. If we were unable to obtain funding from issuances of debt or other conventional sources at suitable terms or in sufficient amounts, it is likely that the funds potentially available from Treasury would not be adequate to operate our business.

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

55	Freddie Mac

Dividend Obligation on the Senior Preferred Stock

Based on the current aggregate liquidation preference of the senior preferred stock, Treasury is entitled to annual cash dividends of $5.2 billion, which exceeds our annual historical earnings in most periods. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.3 billion in cash on the senior preferred stock on September 30, 2009 at the direction of our Conservator. To date, we have paid $3.0 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends, combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2010 (the amounts of which must be determined by December 31, 2009) will have an adverse impact on our future financial condition and net worth. Further draws from Treasury under the Purchase Agreement would increase the liquidation preference of and the dividends we owe on, the senior preferred stock and, therefore, payment of our dividend obligations in cash could contribute to the need for additional draws from Treasury. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.

Given the potential for continued deterioration in the housing market and future net losses in accordance with GAAP, we expect to make additional draws under the Purchase Agreement in future periods.

Actions of Treasury, the Federal Reserve and FHFA

Since our entry into conservatorship, Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The support of Treasury and the Federal Reserve to date has enabled us to access debt funding on terms sufficient for our needs. Recent actions and developments include the following:

•	Treasury continues to purchase our mortgage-related securities under a program it announced in September 2008. According to information provided by Treasury, as of September 30, 2009 it held $176.0 billion of mortgage-related securities issued by us and Fannie Mae. Treasury’s purchase authority under this program is scheduled to expire on December 31, 2009.

•	The Federal Reserve continues to purchase our securities under a program it announced in November 2008. According to information provided by the Federal Reserve, as of October 28, 2009 it had net purchases of $325.6 billion of our mortgage-related securities and held $54.0 billion of our direct obligations. On September 23, 2009, the Federal Reserve announced that it will gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that these purchases will be executed by the end of the first quarter of 2010.

It is difficult at this time to predict the impact that the completion of the Federal Reserve and Treasury’s mortgage-related securities purchase programs will have on our business and the U.S. mortgage market. It is possible that interest-rate spreads on mortgage-related securities could widen, resulting in more favorable investment opportunities for us following the completion of these programs. However, we may be limited in our ability to take full advantage of these potential investment opportunities because, beginning in 2010, we must reduce our mortgage-related investments portfolio pursuant to the Purchase Agreement by 10% per year, until it reaches $250 billion. In addition, future widening of spreads could result in additional unrealized losses on our available-for-sale securities.

We discuss the potential impact of the scheduled expiration of the Lending Agreement with Treasury and completion of the Federal Reserve’s debt purchase program below.

Debt Securities

Our access to the debt markets improved since the height of the credit crisis in the fall of 2008. The support of Treasury and the Federal Reserve in recent periods contributed to this improvement. During the third quarter of 2009, the Federal Reserve continued to be an active purchaser in the secondary market of our long-term debt under its purchase program as discussed above and, as a result, spreads on our debt remained favorable. During the third quarter of 2009, we were able to continue to reduce our use of short-term debt by issuing long-term and callable debt. As discussed below, we are attempting to reduce our reliance on short-term funding and to replace, over time, much of our short-term funding with longer-term debt at favorable spreads. We cannot predict the extent to which we will be successful in executing this strategy in future periods.

The scheduled expiration of the Lending Agreement and completion of the Federal Reserve’s debt purchase program could adversely affect our ability to access the unsecured debt markets, making it more difficult or costly to fund our business. The completion of these programs could negatively affect the spreads on our debt and limit our

56	Freddie Mac

ability to issue long-term and callable debt. This may also adversely affect our ability to replace our short-term funding with longer-term debt.

The Purchase Agreement provides that, without the prior consent of Treasury, we may not incur indebtedness beyond a specified limit. We also cannot become liable for any subordinated indebtedness without the prior written consent of Treasury. For the purposes of the Purchase Agreement, we have determined that the balance of our indebtedness at September 30, 2009 did not exceed the applicable limit.

Debt Issuance Activities

Table 32 summarizes the par value of the debt securities we issued, based on settlement dates, during the three and nine months ended September 30, 2009 and 2008.

Table 32 — Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$142,816	$153,553	$463,157	$538,468
Medium-term notes — callable	—	1,125	7,780	11,255
Medium-term notes — non-callable	—	—	11,350	4,500

Total short-term debt	142,816	154,678	482,287	554,223
Long-term debt:
Medium-term notes — callable(2)	40,531	13,444	152,437	137,552
Medium-term notes — non-callable	21	1,701	93,832	39,743
U.S. dollar Reference Notes® securities — non-callable	8,500	11,000	47,500	43,000

Total long-term debt	49,052	26,145	293,769	220,295

Total debt securities issued	$191,868	$180,823	$776,056	$774,518

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit.
(2)	Includes $— million and $2.3 billion of medium-term notes — callable issued for the three months ended September 30, 2009 and 2008, respectively, which were accounted for as debt exchanges. For the nine months ended September 30, 2009 and 2008, there were $25 million and $9.5 billion accounted for as debt exchanges, respectively.

Debt Retirement Activities

We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage the mix of liabilities funding our assets. When our debt securities become seasoned or one-time call options on our debt securities expire, they may become less liquid, which could cause their price to decline. By repurchasing debt securities, we help preserve the liquidity of our debt securities and improve their price performance, which helps to reduce our funding costs over the long-term. Our repurchase activities also help us manage the funding mismatch, or duration gap, created by changes in interest rates. In addition, debt repurchases have helped us reduce reliance on short term funding and, over time, replace some of the shorter-term funding with longer-term debt at favorable spreads. As a result, our outstanding short-term debt, including the current portion of long-term debt, has decreased as a percentage of our total debt outstanding to 45% at September 30, 2009 from 52% at December 31, 2008.

In July 2009 we made a tender offer to purchase $4.4 billion of our outstanding Freddie SUBS® securities. We accepted $3.9 billion of the tendered securities. This tender offer was consistent with our effort to reduce our funding costs by retiring higher cost debt.

Table 33 provides the par value, based on settlement dates, of debt securities we repurchased, called and exchanged during the three and nine months ended September 30, 2009 and 2008.

Table 33 — Debt Security Repurchases, Calls and Exchanges

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$—	$—	$5,814	$—
Repurchases of outstanding medium-term notes	4,994	7,235	22,820	7,662
Repurchases of outstanding Freddie SUBS® securities	3,875	—	3,875	—
Calls of callable medium-term notes	26,728	28,824	163,226	126,316
Exchanges of medium-term notes	—	1,215	15	5,353

Subordinated Debt

During the nine months ended September 30, 2009, we did not issue any Freddie SUBS® securities; however, as noted above we made a tender offer in July 2009 for these securities. Following completion of the tender offer, the

57	Freddie Mac

balance of our subordinated debt outstanding, net of associated premiums and discounts, was reduced to $0.7 billion at September 30, 2009, compared to $4.5 billion at December 31, 2008. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent upon our credit ratings. Table 34 indicates our credit ratings as of October 30, 2009.

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
(3) Consists of Freddie SUBS® securities.

(4)	Does not include senior preferred stock issued to Treasury.

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Equity Securities

The Purchase Agreement provides that, without the prior consent of Treasury, we cannot issue capital stock of any kind other than the senior preferred stock, the warrant issued to Treasury or any shares of common stock issued pursuant to the warrant or binding agreements in effect on the date of the Purchase Agreement. Therefore, absent Treasury’s consent, we no longer have access to equity funding except through draws under the Purchase Agreement.

Cash and Other Investments Portfolio

We maintain a cash and other investments portfolio that is important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At September 30, 2009, the investments in this portfolio consisted of liquid non-mortgage-related asset-backed securities, FDIC-guaranteed corporate medium-term notes and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on our cash and other investments portfolio, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Other Investments Portfolio.” The non-mortgage-related asset-backed investments in this portfolio may expose us to institutional credit risk and the risk that the investments could decline in value due to market-driven events such as credit downgrades or changes in interest rates and other market conditions. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for more information.

Mortgage-Related Investments Portfolio

Historically, our mortgage-related investments portfolio assets have been a significant capital resource and a potential source of funding. A large majority of this portfolio is unencumbered. During the third quarter of 2009, the market for non-agency securities backed by subprime, option ARM, Alt-A and other loans continued to experience limited liquidity and wide spreads, as there continued to be little investor demand for these assets. We expect these conditions to continue in the near future. These market conditions, and the poor credit quality of the assets, limit their availability as a significant source of funds, as their value has declined, and it may be difficult to sell them. However, we do continue to receive monthly remittances of principal repayments from both the realization of recoveries of liquidated loans and, to a lesser extent, voluntary prepayments on the underlying collateral of these securities. In addition, we do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities before a sufficient time to recover all unrealized losses. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio” for more information.

Cash Flows

Our cash and cash equivalents increased approximately $10.3 billion to $55.6 billion during the nine months ended September 30, 2009. Cash flows provided by operating activities during the nine months ended September 30, 2009 were $2.4 billion, which is primarily attributable to a reduction in cash paid for debt-related interest. Cash flows provided by investing activities during the nine months ended September 30, 2009 were $13.0 billion, primarily

58	Freddie Mac

resulting from a net decrease in available-for-sale securities partially offset by a net increase in trading securities. Cash flows used for financing activities for the nine months ended September 30, 2009 were $5.1 billion, largely attributable to net repayments of debt securities partially offset by proceeds of $36.9 billion received from Treasury under the Purchase Agreement.

Our cash and cash equivalents increased $41.6 billion to $50.2 billion during the nine months ended September 30, 2008. Cash flows used for operating activities during the nine months ended September 30, 2008 were $8.2 billion, which primarily reflected a reduction in cash as a result of increases in purchases of held-for-sale mortgage loans. Cash flows provided by investing activities for the nine months ended September 30, 2008 were $3.7 billion, primarily due to net cash proceeds from our available-for-sale securities partially offset by net increases in our trading securities in our investment portfolio. Cash flows provided by financing activities for the nine months ended September 30, 2008 were $46.0 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments.

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

FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital. Additionally, FHFA announced on October 9, 2008 that it will engage in rule-making to revise our minimum capital and risk-based capital requirements. See “NOTE 9: REGULATORY CAPITAL” to our consolidated financial statements for our minimum capital requirement, core capital and GAAP net worth results as of September 30, 2009.

We are focusing our risk and capital management, consistent with the objectives of conservatorship, on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability.

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At September 30, 2009, our assets exceeded our liabilities by $10.4 billion; therefore, FHFA did not submit a draw request on our behalf to Treasury under the Purchase Agreement. As of September 30, 2009, the aggregate liquidation preference of the senior preferred stock is $51.7 billion and the amount remaining under the Treasury’s funding agreement is $149.3 billion. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2008 Annual Report for additional information on mandatory receivership.

We expect to make additional draws under the Purchase Agreement in future periods. The size and timing of such draws will be determined by a variety of factors that could affect our net worth, including how long and to what extent the housing market will continue to deteriorate, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; the introduction of additional public policy-related initiatives that may adversely impact our financial results; adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI; increased dividend obligations on the senior preferred stock; quarterly commitment fees payable to Treasury beginning in 2010; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury and the Federal Reserve; additional impairment of our investments in LIHTC partnerships; establishment of additional valuation allowances for our remaining deferred tax assets, net; changes in accounting practices or standards, including the implementation of SFAS 166, an amendment to the accounting standards for transfers of financial assets, and SFAS 167 which amends the accounting standards on consolidation of variable interest entities; the effect of the MHA Program and other government initiatives; or changes in business practices resulting from legislative and regulatory developments, such as the enactment of legislation providing bankruptcy judges with the authority to revise the terms of a mortgage, including the principal amount. As a result of the factors described above, it may be difficult for us to maintain a positive level of total equity.

59	Freddie Mac

To date, our need for funding under the Purchase Agreement has not been caused by cash flow shortfalls, but rather primarily reflects large credit-related expenses and non-cash fair value adjustments as well as a partial valuation allowance against our deferred tax assets, net that reduced our total equity. To the extent that the above factors result in a negative net worth, we would be required to make additional draws from Treasury under the Purchase Agreement. Further draws from Treasury under the Purchase Agreement would increase the liquidation preference of and the dividends we owe on, the senior preferred stock and, therefore, payment of our dividend obligations in cash could contribute to the need for additional draws from Treasury.

For more information on the Purchase Agreement, its effect on our business and capital management activities, and the potential impact of making additional draws, see “EXECUTIVE SUMMARY — Capital Management” and “RISK FACTORS” in our 2008 Annual Report.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risks; (b) interest rate risk and other market risks; and (c) operational risks. Risk management is a critical aspect of our business. See “RISK FACTORS” in our 2008 Annual Report and in our Form 10-Q for the first quarter of 2009 for further information regarding these and other risks.

Credit Risks

Our total mortgage portfolio is subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. Mortgage and credit market conditions deteriorated significantly in the second half of 2008 and adverse conditions have persisted throughout 2009.

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

60	Freddie Mac

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

Table 35 — Counterparty Credit Exposure — Cash Equivalents and Federal Funds Sold and Securities Purchased Under Agreements to Resell(1)

	September 30, 2009
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5) —
A-1+	20	$30,115	4
A-1	29	11,204	57
Federal funds sold and securities purchased under agreements to resell —
A-1+	1	5,000	1
A-1	1	4,000	12
A-2	1	550	1

Subtotal	52	50,869	16

Off-balance sheet exposure:(6)
Cash equivalents(7) —
A-1+	6	10,000	1
Federal funds sold and securities purchased under agreements to resell —
A-1	1	6,000	24

Subtotal	7	16,000	10

Total	59	$66,869	14

	December 31, 2008
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5) —
A-1+	43	$28,396	2
A-1	15	4,328	7
Federal funds sold and securities purchased under agreements to resell —
A-1+	2	2,250	2
A-1	2	7,900	2

Subtotal	62	42,874	2

Off-balance sheet exposure:(6)
Cash equivalents(7) —
A-1+	7	3,700	1
Federal funds sold and securities purchased under agreements to resell —
A-1+	1	1,500	2
A-1	1	1,500	2

Subtotal	9	6,700	1

Total	71	$49,574	2

(1)	Excludes restricted cash balances as well as cash deposited with the Federal Reserve and other federally-chartered institutions.
(2)	Represents the lower of S&P and Moody’s short-term credit ratings as of each period end; however, in this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(3)	Based on legal entities. Affiliated legal entities are reported separately.
(4)	Represents the par value or outstanding principal balance.
(5)	Consists of highly-liquid securities that have an original maturity of three months or less. Excludes $14.3 billion and $10.3 billion of cash deposited with the Federal Reserve as of September 30, 2009 and December 31, 2008, respectively, and a $2.3 billion demand deposit with a custodial bank having an S&P rating of A-1+ as of December 31, 2008.
(6)	Represents the non-mortgage assets managed by us, excluding cash held at the Federal Reserve, on behalf of securitization trusts created for administration of remittances for our PCs and Structured Securities.
(7)	Consists of highly-liquid securities that have an original maturity of three months or less. Excludes $1.4 billion and $4.9 billion of cash deposited with the Federal Reserve as of September 30, 2009 and December 31, 2008, respectively.

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

61	Freddie Mac

The relative concentration of our derivative exposure among our primary derivative counterparties increased in recent periods due to industry consolidation and the failure of certain counterparties, and could further increase. Table 36 summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

Table 36 — Derivative Counterparty Credit Exposure

	September 30, 2009
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
		(dollars in millions)

AAA	1	$1,150	$—	$—	6.7	Mutually agreed upon
AA	3	58,559	—	—	7.0	$10 million or less
AA–	4	295,524	2,226	13	6.5	$10 million or less
A+	7	516,818	36	15	5.7	$1 million or less
A	4	262,090	379	3	4.2	$1 million or less

Subtotal(5)	19	1,134,141	2,641	31	5.6
Other derivatives(6)		210,864	—	—
Forward purchase and sale commitments		34,571	85	85
Swap guarantee derivatives		3,488	—	—

Total derivatives		$1,383,064	$2,726	$116

	December 31, 2008
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount	Fair Value(3)	Collateral(4)	(in years)	Threshold
		(dollars in millions)

AAA	1	$1,150	$—	$—	7.4	Mutually agreed upon
AA+	1	27,333	—	—	5.2	$10 million or less
AA	2	16,987	500	—	3.1	$10 million or less
AA–	5	342,635	1,457	4	7.0	$10 million or less
A+	8	355,534	912	162	5.7	$1 million or less
A	4	296,039	1,179	15	4.5	$1 million or less

Subtotal(5)	21	1,039,678	4,048	181	5.7
Other derivatives(6)		175,788	—	—
Forward purchase and sale commitments		108,273	537	537
Swap guarantee derivatives		3,281	—	—

Total derivatives		$1,327,020	$4,585	$718

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(4)	Calculated as Total Exposure at Fair Value less collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(5)	Consists of OTC derivative agreements for interest rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps and purchased interest-rate caps.
(6)	Consists primarily of exchange-traded contracts, certain written options and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest rate swaps, option-based derivatives and foreign-currency swaps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates and the amount of derivatives held. Our uncollateralized exposure to counterparties for these derivatives, after applying netting agreements and collateral, decreased to $31 million at September 30, 2009 from $181 million at December 31, 2008.

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

As indicated in Table 36, approximately 99% of our counterparty credit exposure for OTC interest rate swaps, option-based derivatives and foreign-currency swaps was collateralized at September 30, 2009. If all of our

62	Freddie Mac

counterparties for these derivatives had defaulted simultaneously on September 30, 2009, our maximum loss for accounting purposes would have been approximately $31 million.

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

As indicated in Table 36, the total exposure on our OTC forward purchase and sale commitments of $85 million and $537 million at September 30, 2009 and December 31, 2008, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards. At September 30, 2009, we had purchase and sale commitments related to our mortgage-related investments portfolio, the majority of which settled in October 2009.

Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders, or seller/servicers, are among the largest mortgage loan originators in the U.S. We are exposed to the risk that we could lose purchase volume to the extent our mortgage commitment arrangements with any of our top seller/servicers are terminated or reduced in size without replacement from other lenders. Our top 10 single-family seller/servicers provided approximately 73% of our single-family purchase volume during the nine months ended September 30, 2009. Wells Fargo Bank, N.A. and Bank of America, N.A. accounted for 26% and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, our top three multifamily lenders, Deutsche Bank Berkshire Mortgage, CBRE Melody & Company and Capmark Finance Inc. (which filed for bankruptcy in October 2009) each accounted for more than 10% of our multifamily mortgage purchase volume, and represented an aggregate of approximately 46% of our multifamily purchase volume.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us. As a result of their repurchase obligations, our seller/servicers repurchase mortgages sold to us, or indemnify us against losses on those mortgages, whether we subsequently securitized the loans or held them in our mortgage-related investments portfolio. During the nine months ended September 30, 2009 and 2008, the aggregate unpaid principal balance of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $2.7 billion and $1.2 billion, respectively. Our seller/servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. The estimates of potential exposure to our counterparties are higher than our estimates for probable loss as we consider the range of possible outcomes as well as the passage of time, which can change the indicators of incurred, or probable losses. We also consider the estimated value of related mortgage servicing rights in determining our estimates of probable loss, which reduce our potential exposures. Our exposure to seller/servicers could lead to default rates that exceed our current estimates and could cause our losses to be significantly higher than those estimated within our loan loss reserves. Our estimate of probable incurred loss for exposure to seller/servicers is a component of our allowance for loan losses. For information on our loss mitigation plans, see “Mortgage Credit Risk — Portfolio Management Activities — Loss Mitigation Activities.”

Due to the strain on the mortgage finance industry in the past year, a number of our significant single-family seller/servicers have been adversely affected and have undergone dramatic changes in their ownership or financial condition. Many institutions, some of which were our customers, have failed, been acquired, or received substantial government assistance. The resulting consolidation within the mortgage finance industry further concentrates our institutional credit risk among a smaller number of institutions. Certain significant developments, and their effect on us, are described below:

•	In July 2008, IndyMac Bancorp, Inc., or IndyMac, announced that the FDIC was appointed conservator of the bank. In March 2009, we entered into an agreement with the FDIC with respect to the transfer of loan servicing

63	Freddie Mac

from IndyMac to a third party, under which we received an amount to partially recover our future losses from IndyMac’s repurchase obligations. After the FDIC’s rejection of Freddie Mac’s remaining claims in August 2009, we declined to pursue further collection efforts.

•	In September 2008, Lehman Brothers Holdings Inc., or Lehman, declared bankruptcy. Lehman and its affiliates service single-family loans for us. Lehman suspended its repurchases from us after declaring bankruptcy. On September 22, 2009, we filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion, which included our claim for repurchase obligations.

•	In September 2008, Washington Mutual Bank was acquired by JPMorgan Chase Bank, N.A. We agreed to JPMorgan Chase becoming the servicer of mortgages previously serviced by Washington Mutual in return for its agreement to assume Washington Mutual’s recourse obligations to repurchase any of such mortgages that were sold to us with recourse. With respect to mortgages that Washington Mutual sold to us without recourse, JPMorgan Chase made a one-time payment to us in the first quarter of 2009 with respect to obligations of Washington Mutual to repurchase any of such mortgages that are inconsistent with certain representations and warranties made at the time of sale.

•	On August 4, 2009, we notified Taylor, Bean & Whitaker Mortgage Corp., or TBW, that we had terminated its eligibility as a seller and servicer for us effective immediately. TBW accounted for approximately 5.2% and 2.3% of our single-family mortgage purchase volume activity for the full-year 2008 and nine months ended September 30, 2009, respectively. On August 24, 2009, TBW filed for bankruptcy and announced its plan to wind down its operations. During August 2009, three companies began servicing the loans underlying our PCs that had been previously serviced by TBW. We estimate that the amount of net potential exposure to us related to the loan repurchase obligations of TBW is approximately $500 million as of September 30, 2009. We are currently assessing our other potential exposures to TBW and are working with the debtor in possession, the FDIC and other creditors to quantify these exposures. At this time, we are unable to estimate our total potential exposure related to TBW’s bankruptcy; however, the amount of additional losses related to such exposures could be significant.

In total, we received approximately $650 million associated with the IndyMac servicing transfer and the JPMorgan Chase agreement, which was initially recorded as a deferred obligation within other liabilities in our consolidated balance sheets. By September 30, 2009, $375 million of this amount was reclassified to our loan loss reserve and the remainder offset delinquent interest to partially offset losses as incurred on related loans covered by these agreements. In the case of IndyMac, the payment we received in the servicing transfer was significantly less than the amount of the claim we filed for existing and potential exposure to losses related to repurchase obligations, which, as discussed above, the FDIC has rejected.

We are also exposed to the risk that multifamily seller/servicers may come under financial pressure due to the current stressful economic environment and weakened real estate markets, which could cause degradation in the quality of servicing they provide. In addition, some of our multifamily seller/servicers or their related entities provide guarantees on loans we have made to one or more of their affiliates. In some cases, the ability of those counterparties to fulfill their guarantee obligations has been weakened. Capmark Finance Inc., which services 17.3% of the multifamily loans in our mortgage-related investments portfolio, filed for bankruptcy on October 25, 2009. As of September 30, 2009, affiliates of Centerline Holding Company service 5.1% of the multifamily loans in our mortgage-related investments portfolio. Centerline Holding Company announced in its second quarter 2009 financial report that it was pursuing a restructuring plan with its debt holders due to adverse financial conditions. The majority of our multifamily loans are purchased on a non-recourse basis, which creates no direct obligation to our seller/servicers. Counterparty risk to these servicers is minimal and as of October 30, 2009, we have not incurred any losses. We continue to monitor the status of all our multifamily servicers in accordance with our counterparty credit risk management framework.

During the second quarter of 2009, we entered into standby commitments to purchase single-family mortgages from a financial institution that provides short-term loans, known as warehouse lines of credit, to mortgage originators. This commitment is contingent upon the default of a specific mortgage originator, which is one of our single-family seller/servicers. We may enter into additional such single-family commitments in the future. On October 16, 2009, we entered into another standby purchase commitment for multifamily loans with the same warehouse lender. Currently, our standby purchase commitments to support the single-family and multifamily lender may not exceed $800 million and $450 million, respectively. Expansion beyond these limits or entering into additional such commitments with a new multifamily warehouse lender counterparty is subject to FHFA approval.

64	Freddie Mac

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provides credit enhancement fails to fulfill its obligation, we could experience increased credit-related costs and a possible reduction in the fair values associated with our PCs or Structured Securities. Table 37 presents our outstanding coverage with mortgage insurers, excluding bond insurance, as of September 30, 2009. In the event that a mortgage insurer fails to perform, the outstanding coverage represents our maximum exposure to credit losses resulting from such failure.

Table 37 — Mortgage Insurance by Counterparty

			September 30, 2009
	Credit	Credit Rating	Primary	Pool	Coverage
Counterparty Name	Rating(1)	Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(dollars in billions)

Mortgage Guaranty Insurance Corp.	B+	Credit Watch Negative	$58.5	$42.8	$15.5
Radian Guaranty Inc.	BB–	Credit Watch Negative	41.7	20.5	12.1
Genworth Mortgage Insurance Corporation	BBB	Developing	38.7	1.1	9.8
PMI Mortgage Insurance Co.	BB–	Credit Watch Negative	31.2	3.5	7.8
United Guaranty Residential Insurance Co.	BBB+	Credit Watch Negative	31.2	0.5	7.6
Republic Mortgage Insurance	BBB	Developing	26.2	3.4	6.6
Triad Guaranty Insurance Corp.(4)	N/A	—	12.9	4.4	3.3
CMG Mortgage Insurance Co.	BBB+	Credit Watch Negative	2.8	0.1	0.7

Total			$243.2	$76.3	$63.4

(1)	Latest rating available as of October 30, 2009. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of unpaid principal balance at the end of the period for our single-family mortgage portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses of principal under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	Beginning on June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

We received proceeds of $658 million and $418 million during the nine months ended September 30, 2009 and 2008, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. Our receivable balance for mortgage insurance recovery claims rose from approximately $800 million at December 31, 2008 to approximately $1.5 billion at September 30, 2009, as the volume of loss events, such as foreclosures, increased. Mortgage insurers continue to increase their frequency of claim review. Claim reviews by insurers delay the settlement and payment of our claims and, consequently, caused our receivable from mortgage insurers to increase. Denials of our claims due to fraud by the borrower or other claim deficiencies also increased. We had outstanding receivables from mortgage insurers, net of associated reserves, of approximately $1.0 billion and $678 million as of September 30, 2009 and December 31, 2008, respectively. If our assessment of one or more of our mortgage insurer’s ability to fulfill its obligations to us worsens, it could result in a significant increase in our loan loss reserve estimate.

Based upon currently available information, we expect that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term except for claims obligations of Triad that are partially deferred after June 1, 2009, under order of Triad’s state regulator. We believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could threaten our ability to receive future claims payments, and negatively impact our access to mortgage insurance for high LTV loans. Further, one or more of these mortgage insurers, over the remainder of 2009 or in the first half of 2010, could lack sufficient capital to pay claims and face suspension under Freddie Mac’s eligibility requirements for mortgage insurers. Mortgage Guaranty Insurance Corp., or MGIC, has announced a plan to underwrite new business through a wholly-owned subsidiary. According to MGIC, this plan was driven by a concern that, in the future, it might not be able to meet regulatory capital requirements. We are currently in discussions with MGIC concerning its plans. We include an estimate of our recoveries from mortgage insurers as part of our loan loss reserves.

Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of bond insurers that insure bonds we hold as investment securities on our consolidated balance sheets. Bond insurance, including primary and secondary policies, is a credit enhancement covering the non-agency mortgage-related securities held in our mortgage-related investments portfolio or non-mortgage-related investments held in our cash and other investments

65	Freddie Mac

portfolio. Primary policies are acquired by the issuing trust while secondary policies are acquired directly by us. Bond insurance exposes us to the risk that the bond insurer will be unable to satisfy claims. At September 30, 2009, we had insurance coverage, including secondary policies, on securities totaling $12.2 billion, consisting of $12.0 billion and $0.2 billion of coverage for mortgage-related securities and non-mortgage-related securities, respectively. Table 38 presents our coverage amounts of monoline bond insurance, including secondary coverage, for all securities held on our balance sheets. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

Table 38 — Monoline Bond Insurance by Counterparty

			September 30, 2009
	Credit	Credit Rating	Coverage	Percent
Counterparty Name	Rating(1)	Outlook(1)	Outstanding(2)	of Total
			(dollars in billions)

Ambac Assurance Corporation	CC	Developing	$5.1	42%
Financial Guaranty Insurance Company (FGIC)(3)	N/A	—	2.4	20
MBIA Insurance Corp.	B–	Negative	1.8	15
Financial Security Assurance Inc. (FSA)	AA–	Credit Watch Negative	1.6	13
National Public Finance Guarantee Corp. (NPFGC)	BBB+	Developing	1.2	10
Other(4)			0.1	<1

Total			$12.2	100%

(1)	Latest rating available as of October 30, 2009. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities held in our mortgage-related investments portfolio and non-mortgage-related investments in our cash and other investments portfolio.
(3)	In March 2009, FGIC issued its 2008 financial statements, which expressed substantial doubt concerning the ability to operate as a going concern. Consequently, in April 2009, S&P withdrew its ratings of FGIC and discontinued ratings coverage.
(4)	Includes remaining exposure to Syncora Guarantee Inc., or SGI after consideration of policy holder settlements in July 2009.

In accordance with our risk management policies we will continue to actively monitor the financial strength of our bond insurers in this challenging market environment. We believe that, except for NPFGC and FSA, the remaining bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as they emerge. During the second quarter of 2009, as part of a comprehensive restructuring, SGI pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain bonds owned by us, in exchange for a one-time cash payment of $113 million.

In the event one or more of these bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our mortgage-related investments portfolio. We recognized other-than-temporary impairment losses during 2008 and the first nine months of 2009 related to investments in mortgage-related securities covered by bond insurance due to the probability of losses on the securities and our concerns about the claims paying abilities of certain bond insurers in the event of a loss. See “NOTE 4: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-For-Sale Securities” to our consolidated financial statements for additional information regarding impairment losses on securities covered by monoline insurers.

66	Freddie Mac

Table 39 shows our non-agency mortgage-related securities covered by monoline bond insurance at September 30, 2009 and December 31, 2008.

Table 39 — Non-Agency Mortgage-Related Securities Covered by Monoline Bond Insurance at September 30, 2009 and December 31, 2008

	Ambac Assurance		Financial Guaranty				Financial Security
	Corporation		Insurance Company		MBIA Insurance Corp.		Assurance Inc.		Other(1)(2)		Total
	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross
	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized
	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)	Balance(3)	Losses(4)
	(in millions)

At September 30, 2009:

First lien subprime	$761	$(305)	$1,117	$(485)	$20	$(3)	$461	$(179)	$6	$—	$2,365	$(972)
Second lien subprime	—	—	296	(90)	—	—	—	—	—	—	296	(90)
Option ARM	168	(43)	—	—	—	—	171	(129)	—	—	339	(172)
Alt-A and other(5)	1,387	(709)	959	(476)	545	(285)	443	(152)	83	(47)	3,417	(1,669)
Manufactured Housing	107	(29)	—	—	175	(34)	—	—	—	—	282	(63)
CMBS	2,216	(541)	—	—	—	—	—	—	1,196	(328)	3,412	(869)
Obligations of states and political subdivisions	462	(24)	38	(2)	252	(12)	394	(10)	17	(2)	1,163	(50)

Total	$5,101	$(1,651)	$2,410	$(1,053)	$992	$(334)	$1,469	$(470)	$1,302	$(377)	$11,274	$(3,885)

At December 31, 2008:

First lien subprime	$837	$(280)	$1,290	$(340)	$26	$(2)	$510	$(66)	$220	$(2)	$2,883	$(690)
Second lien subprime	52	(35)	362	(113)	15	—	—	—	72	—	501	(148)
Option ARM	179	(123)	—	—	—	—	187	(127)	367	(48)	733	(298)
Alt-A and other(5)	1,573	(980)	1,096	(123)	632	—	522	(272)	450	(30)	4,273	(1,405)
Manufactured Housing	114	(63)	—	—	188	—	—	—	—	—	302	(63)
CMBS	2,219	(399)	—	—	1,167	(368)	—	—	30	(7)	3,416	(774)
Obligations of states and political subdivisions	467	(94)	38	(7)	354	(44)	397	(74)	17	(2)	1,273	(221)

Total	$5,441	$(1,974)	$2,786	$(583)	$2,382	$(414)	$1,616	$(539)	$1,156	$(89)	$13,381	$(3,599)

(1)	At September 30, 2009, includes certain exposures to bonds insured by NPFGC, formerly known as MBIA Insurance Corp. of Illinois, which is a subsidiary of MBIA Inc., the parent company of MBIA Insurance Corp. Amounts at December 31, 2008 are included under MBIA Insurance Corp.
(2)	Includes monoline insurance provided by Syncora Guarantee Inc., Radian Group Inc. and CIFG Holdings Ltd.
(3)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers unpaid interest.
(4)	Represents the amount of gross unrealized losses at the respective reporting date on the securities with monoline insurance.
(5)	The majority of the Alt-A and other loans covered by monoline bond insurance are securities backed by home equity lines of credit.

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

All types of mortgage loans, whether classified as prime or non-prime, have been affected by the pressures on household wealth caused by declines in home values, rising rates of unemployment and other impacts of the economic recession that began in early 2008. Certain of these macroeconomic conditions, such as unemployment, have generally continued to worsen in the first nine months of 2009. The table below shows the credit performance of our single-family mortgage portfolio for the last several quarters as compared to certain industry averages.

67	Freddie Mac

Table 40 — Single-Family Mortgage Credit Performance Comparison

	As of
	09/30/2009	06/30/2009	03/31/2009	12/31/2008	09/30/2008

Delinquency rate:
Freddie Mac’s single-family mortgage portfolio(1)	3.33%	2.78%	2.29%	1.72%	1.22%
Industry — prime loans(2)	N/A	5.44	4.70	3.74	2.87
Industry — subprime loans(2)	N/A	26.52	24.88	23.11	19.56

	For the Three Months Ended
	09/30/2009	06/30/2009	03/31/2009	12/31/2008	09/30/2008

Foreclosures starts ratio:
Freddie Mac’s single-family mortgage portfolio(3)	0.59%	0.62%	0.61%	0.41%	0.36%
Industry — prime loans(2)	N/A	1.01	0.94	0.68	0.61
Industry — subprime loans(2)	N/A	4.13	4.65	3.96	4.23

(1)	Based on the number of loans 90 days or more past due, as well as those in the process of foreclosure. Our temporary suspensions of foreclosure transfers on occupied homes resulted in more loans remaining delinquent than without these suspensions. See “Credit Performance — Delinquencies” for further information on the delinquency rates of our single-family mortgage portfolio and our temporary suspensions of foreclosure transfers.
(2)	Source: Mortgage Bankers Association’s National Delinquency Survey representing first lien single-family loans in the survey categorized as prime or subprime, respectively. Excludes FHA and VA loans. Data is not yet available for the third quarter of 2009.
(3)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter. Excludes Structured Transactions and mortgages covered under long-term standby commitment agreements.

Underwriting Standards and Quality Control Process

Single-Family

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with originators describe mortgage underwriting standards and, except to the extent we modify these standards, the originators represent and warrant to us that the mortgages sold to us meet these requirements. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage or make us whole in the event of a default. The percentage of our single-family mortgage purchase volume evaluated by the loan originator using Loan Prospector, our automated underwriting software tool, prior to being purchased by us was 46.4% and 41.5% during the nine months ended September 30, 2009 and 2008, respectively. In response to the changes in the residential mortgage market during the last several years, we made several changes to our underwriting requirements in 2008, and many of these took effect in early 2009, or as our customers’ contracts permitted. While some of these changes will not apply to mortgages purchased under the refinance initiative of the MHA Program, we expect that they will improve the credit profile of many of the mortgages that are delivered to us going forward.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by one of the following: (a) mortgage insurance for mortgage amounts above the 80% threshold; (b) a seller’s agreement to repurchase or replace any mortgage upon default; or (c) retention by the seller of at least a 10% participation interest in the mortgages. In addition, we employ other types of credit enhancements, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures. On February 18, 2009, in conjunction with the announcement of the MHA Program, FHFA determined that consistent with our charter, until June 10, 2010, we may purchase mortgages that refinance borrowers whose mortgages we currently own or guarantee, without obtaining additional credit enhancement in excess of that already in place for that loan. In April 2009, we began purchasing mortgages originated pursuant to the refinance initiative under the MHA Program. During 2009 we expect to purchase and guarantee a significant amount of these loans, which we announced as the Freddie Mac Relief Refinance Mortgagesm. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the unpaid principal balance of the mortgage in excess of 80% of the value of the property for certain of these loans. We initially allowed refinancing with this product for loans up to a maximum LTV ratio of 105%. On July 1, 2009, we announced an increase in the allowable maximum LTV ratio to 125% for this product. Although we discontinued purchases of new mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or as our customers’ contracts permit), we have continued to purchase certain amounts of the mortgages primarily in cases where the loan qualifies as a Freddie Mac Relief Refinance Mortgagesm and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. Loans purchased as Freddie Mac Relief Refinance Mortgagessm may not be included in our Alt-A population.

We also vary our guarantee and delivery fee pricing relative to different mortgage products and mortgage or borrower underwriting characteristics. We implemented an increase in delivery fees that was effective on April 1, 2009,

68	Freddie Mac

for certain mortgages deemed to be higher-risk based primarily on whether there are initial interest-only provisions and on loan characteristics, such as loan purpose, LTV ratio and/or borrower credit scores, and excludes Freddie Mac Relief Refinance Mortgages. We implemented additional delivery fee increases effective September 1, 2009 and October 1, 2009, for mortgages with combinations of certain LTV ratios and other higher risk loan characteristics. Although we periodically increased delivery fees during 2009, we experienced competitive pressure on our contractual management and guarantee rates, which limited our ability to increase our rates as customers renew their contracts.

In July 2008, the Federal Reserve published a final rule amending Regulation Z (which implements the Truth in Lending Act). According to the Federal Reserve, one of the goals of the amendments is to protect consumers in the mortgage market from unfair, abusive, or deceptive lending and servicing practices while preserving responsible lending and sustainable homeownership. The final rule applies four protections to a newly-defined category of higher-priced mortgage loans, or HPMLs, secured by a consumer’s principal dwelling, including a prohibition on lending based on the collateral without regard to consumers’ ability to repay their obligations from income, or from other sources besides the collateral. Most of the provisions of the final rule became effective on October 1, 2009. As a result of changes to our underwriting requirements, our loan purchases in 2009 have not included significant amounts of lower documentation loans and HPMLs. In July 2009, we issued guidelines to our seller/servicers regarding our purchase criteria for HPMLs, effective October 1, 2009. Although Regulation Z permits prepayment penalties for HPMLs under certain conditions, Freddie Mac will not purchase HPMLs subject to any prepayment penalty. Likewise, although Regulation Z permits the origination of HPMLs which adjust or reset during the first seven years after origination subject to specified underwriting criteria, Freddie Mac will not purchase HPMLs which are subject to any interest or payment adjustment or reset during the first seven years.

Multifamily

For our purchase or guarantee of multifamily mortgage loans, we significantly rely on pre-purchase underwriting, which includes third-party appraisals and cash flow analysis. The underwriting standards we provide to our seller/servicers focus on loan quality measurement based, in part, on the LTV and debt service coverage ratios at origination. Our standards for conventional loans have maximum original LTV and debt service coverage ratios that vary based on the loan characteristics, such as loan type (new acquisition or refinancing), loan term (intermediate or longer-term), and loan features, such as interest-only or fixed-rate interest provisions. Since the beginning of 2009, our multifamily loans are generally underwritten with requirements for a maximum original LTV ratio of 75% and debt service coverage ratio of greater than 1.25. However, our standards for multifamily loans allow for certain types of loans to have an original LTV ratio over 75% or a minimum debt service coverage ratio of less than 1.25. In cases where we commit to purchase or guarantee a permanent loan upon completion of construction or rehabilitation, we generally require additional credit enhancements, since underwriting for these loans typically requires estimates of future cash flows for calculating the debt coverage ratio that is expected after construction or rehabilitation is completed.

At both September 30, 2009 and December 31, 2008, the multifamily loans in our mortgage-related investments portfolio had an average original LTV ratio at origination of 68%. Our multifamily loan purchases for the nine months ended September 30, 2009 and 2008 had an average debt service coverage ratio at origination of 1.7 and 1.5, respectively, calculated based on the unpaid principal balance of the loan at time of purchase. Our estimate of the percentage of the $81.2 billion of multifamily loans in our mortgage-related investments portfolio with a current debt service coverage ratio of less than 1.00 was approximately 5.5% as of September 30, 2009. In addition, we estimate that the percentage of multifamily loans in our mortgage-related investments portfolio with a current LTV ratio of greater than 100% was approximately 2.9% as of September 30, 2009. Our estimates of the current LTV ratios for multifamily loans are based on our internal estimates of property value for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing consideration, or in certain other circumstances where we deem it appropriate to reassess the property value.

69	Freddie Mac

Single-Family Mortgage Portfolio Characteristics

Table 41 provides characteristics of our single-family mortgage loans purchased during the three months ended September 30, 2009 and 2008, and of our single-family mortgage portfolio at September 30, 2009 and December 31, 2008.

Table 41 — Characteristics of the Single-Family Mortgage Portfolio(1)

	Purchases During the		Purchases During the
	Three Months Ended		Nine Months Ended		Portfolio at
	September 30,		September 30,		September 30,	December 31,
	2009	2008	2009	2008	2009	2008
Original LTV Ratio Range(2)

60% and below	31%	24%	34%	24%	23%	22%
Above 60% to 70%	16	14	17	16	16	16
Above 70% to 80%	39	41	39	40	45	46
Above 80% to 90%	8	12	6	11	8	8
Above 90%	6	9	4	9	8	8

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	68%	72%	67%	71%	71%	72%
Estimated Current LTV Ratio Range(3)

60% and below					29%	32%
Above 60% to 70%					13	13
Above 70% to 80%					16	16
Above 80% to 90%					15	16
Above 90% to 100%					10	10
Above 100% to 110%					6	5
Above 110%					11	8

Total					100%	100%

Weighted average estimated current LTV ratio					76%	72%
Credit Score(4)

740 and above	70%	56%	72%	53%	49%	46%
700 to 739	19	22	18	22	22	23
660 to 699	8	14	7	15	16	17
620 to 659	2	6	2	7	8	9
Less than 620	1	2	1	3	4	4
Not available	—	—	—	—	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score	754	738	757	733	729	725
Loan Purpose

Purchase	24%	55%	18%	39%	35%	40%
Cash-out refinance	26	25	27	32	30	30
Other refinance	50	20	55	29	35	30

Total	100%	100%	100%	100%	100%	100%

Property Type

1 unit	99%	97%	99%	97%	97%	97%
2-4 units	1	3	1	3	3	3

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	92%	88%	94%	89%	91%	91%
Second/vacation home	5	6	4	5	5	5
Investment	3	6	2	6	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the unpaid principal balance of the single-family mortgage portfolio excluding Structured Securities backed by Ginnie Mae certificates and certain Structured Transactions. Structured Transactions with ending balances of $2 billion at both September 30, 2009 and December 31, 2008 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. Including secondary financing, the total original LTV ratios above 90% were 13% and 14% at September 30, 2009 and December 31, 2008, respectively.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchase activity, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.
(4)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.

70	Freddie Mac

As shown in the table above, the percentage of loans in our single-family mortgage portfolio, based on unpaid principal balance with estimated current LTV ratios greater than 100%, was 17% and 13% at September 30, 2009 and December 31, 2008, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan and purchase a less expensive home or move to a rental property. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers, regardless of the borrower’s financial condition. A borrower would also be considered underwater if the borrower’s total current LTV ratio (which includes any secondary financing) is greater than 100%. As of September 30, 2009 and December 31, 2008, for the single-family mortgage loans with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 717 and 714, respectively.

Single-Family Mortgage Product Types

Product mix affects the credit risk profile of single-family loans within our total mortgage portfolio. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who seek and qualify for them. The primary mortgage products comprising the single-family mortgage loans in our single-family mortgage portfolio are conventional first lien, fixed-rate mortgage loans. As discussed below, there are significant amounts of Alt-A, interest-only and other higher-risk mortgage loans in our single-family mortgage portfolio. We also hold substantial amounts of non-agency mortgage-related securities backed by subprime, option ARM and Alt-A loans in our mortgage-related investments portfolio. For information on these non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio.”

Higher Risk Loans

Although we generally do not categorize loans in our single-family mortgage portfolio as prime or subprime there are loan types we recognize as having higher risk characteristics. Table 42 presents information about the single-family mortgage loans within our single-family mortgage portfolio that we believe have certain higher risk characteristics. Higher-risk loans include both loan products where the loan product itself creates higher risk and loans where the borrower characteristics present higher-risk at origination. The following table includes a presentation of each higher-risk characteristic in isolation. So, a single loan may fall within more than one category (for example, an interest-only loan may also have a borrower with an original LTV ratio greater than 90%).

71	Freddie Mac

Table 42 — Higher-Risk(1) Loans in the Single-Family Mortgage Portfolio

	As of September 30, 2009
	Unpaid
	Principal	Estimated	Percentage	Delinquency
	Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more higher risk characteristics	$425.5	95%	2.4%	9.39%
Higher risk loans with individual characteristics:
Interest-only loans	137.2	105	0.1	15.52
Option ARM loans	11.2	111	N/A (6)	15.55
Alt-A loans	156.1	92	1.6	10.94
Original LTV greater than 90%(5) loans	143.6	102	2.8	7.93
Lower original FICO scores (less than 620)	69.3	86	5.6	12.90

	As of December 31, 2008
	Unpaid
	Principal	Estimated	Percentage	Delinquency
	Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more higher risk characteristics	$473.6	88%	1.3%	4.96%
Higher risk loans with individual characteristics:
Interest-only loans	160.6	95	0.1	7.59
Option ARM loans	12.2	103	N/A (6)	8.70
Alt-A loans	184.9	85	0.7	5.61
Original LTV greater than 90%(5) loans	146.6	97	1.7	4.76
Lower original FICO scores (less than 620)	74.2	80	3.3	7.81

(1)	Higher risk categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these attributes will have an even higher risk of default than those with an individual higher-risk characteristic. Includes single-family loans within our mortgage-related investments portfolio as well as those underlying our issued PCs, Structured Securities and other mortgage-related financial guarantees.
(2)	Based on our first lien exposure on the property and excludes secondary financing by third parties, if applicable. For refinancing mortgages, the original LTVs are based on third-party appraisals used in loan origination, whereas new purchase mortgages are based on the property sales price.
(3)	Represents the percentage of loans based on loan count in our single-family mortgage portfolio that have been modified under agreement with the borrower, including those with no changes in terms where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying our Structured Transactions for which we do not have servicing rights nor available data.
(4)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. See “CREDIT RISKS — Mortgage Credit Risk — Delinquency” for further information about our delinquency rates.
(5)	See endnote (2) to “Table 41 — Characteristics of the Single-Family Mortgage Portfolio” for information on our calculation of original LTV ratios.
(6)	Option ARM loans in our single-family mortgage portfolio back certain Structured Transactions and Structured Securities for which we do not retain the servicing rights and the loan modification data is not currently available to us.

Loans with one or more higher risk characteristics comprised approximately 23% and 26% of our single-family mortgage portfolio as of September 30, 2009 and December 31, 2008, respectively. The total of loans in our single-family mortgage portfolio with one or more of these higher risk characteristics declined approximately 10%, from $473.6 billion as of December 31, 2008 to $425.5 billion as of September 30, 2009 and was principally due to liquidations resulting from repayments, payoffs, refinancing activity and other principal curtailments as well as those resulting from foreclosure events. However, the delinquency rates associated with these loans increased from 5.0% as of December 31, 2008 to 9.4% as of September 30, 2009.

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

Interest-Only Loans

Our single-family mortgage portfolio contained interest-only loans totaling $137.2 billion and $160.6 billion in unpaid principal balance as of September 30, 2009 and December 31, 2008, respectively. We purchased $0.6 billion and $21.9 billion of these loans during the nine months ended September 30, 2009 and 2008, respectively. These loans have an initial period during which the borrower pays interest-only and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. The average FICO score at origination associated with interest-only loans in our single-family mortgage portfolio was 720 at both September 30, 2009 and December 31, 2008, respectively.

72	Freddie Mac

Option ARM Loans

Originations of option ARM loans in the market declined substantially during 2008. We did not purchase option ARM mortgage loans in our single-family mortgage portfolio during the nine months ended September 30, 2009. At September 30, 2009, option ARM loans represented approximately 1% of the unpaid principal balance of our single-family mortgage portfolio. These types of loans have experienced significantly higher delinquency rates than other mortgage products since most of them have initial periods during which the payment options are in place before the loans reach the initial end date and the terms are recast. The amount of negative amortization recorded for option ARM loans during the nine months ended September 30, 2009 and 2008 was $5.5 million and $126.5 million, respectively.

Alt-A Loans

We implemented several changes in our underwriting and eligibility criteria in 2008 and 2009 to reduce our acquisition of certain higher-risk loan products, including Alt-A loans. As a result, our purchases of single-family Alt-A mortgage loans in our single-family mortgage portfolio declined to $0.5 billion for the nine months ended September 30, 2009, compared to $25.3 billion for the nine months ended September 30, 2008. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income, beginning March 1, 2009 (or as our customers’ contracts permit), we have continued to purchase certain amounts of the mortgages primarily in cases where the loan qualifies as a Freddie Mac Relief Refinance Mortgagesm and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. Loans purchased as Freddie Mac Relief Refinance Mortgagessm may not be included in our Alt-A population.

Subprime Loans

While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Combinations” below for further information). In addition, we estimate that approximately $4.7 billion and $5.1 billion in unpaid principal balances of security collateral underlying our Structured Transactions at September 30, 2009 and December 31, 2008, respectively, were classified as subprime, based on our determination that they are also higher-risk loan types.

Higher Risk Combinations

Combining certain loan products and loan characteristics often can indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency and default and higher credit losses. However, our participation in these categories contributes to our performance under our affordable housing goals. As of September 30, 2009, approximately 1% of mortgage loans in our single-family mortgage portfolio were made to borrowers with credit scores below 620 and had first lien, original LTV ratios greater than 90% at the time of mortgage origination. In addition, as of September 30, 2009, approximately 4% of the Alt-A single-family loans in our single-family mortgage portfolio were made to borrowers with credit scores below 620 at mortgage origination. Other mortgage product types, such as interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. In addition, in recent years, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on first lien mortgages. We estimate that approximately 13% and 14% of first lien loans in our single-family mortgage portfolio had total original LTV ratios above 90% at September 30, 2009 and December 31, 2008, respectively. Our calculation of the total original LTV ratio considers second liens executed simultaneous with the first lien mortgage and does not consider subsequent financing, such as a home equity line of credit that a borrower may obtain after initial financing.

Multifamily Mortgage Product Types

Our multifamily loan portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans are generally for shorter terms than single-family loans, and most have balloon maturities ranging from five to ten years. As of September 30, 2009 and December 31, 2008, approximately 60% and 61%, respectively, of the multifamily loans in our mortgage-related portfolio had interest-only payment provisions and the remainder were amortizing loans. In addition, as of September 30, 2009 and December 31, 2008, approximately 87% and 90%, respectively, of the multifamily loans in our mortgage-related portfolio had fixed interest rates while the remaining loans had variable-rate terms.

While we believe the underwriting practices we employ for our multifamily loan portfolio are prudent, the current recession and economic downturn in the U.S. negatively impacted many multifamily residential operators. Our

73	Freddie Mac

delinquency rates have remained relatively low compared to other industry participants, which we believe to be the result of our underwriting standards being more conservative than those used by others in the industry. In addition, the majority of our multifamily loan portfolio was originated in the last three years and our late payments to date on these loans have not been significant. We monitor the financial performance of our multifamily borrowers and during 2009 we observed significant deterioration in measures such as the debt coverage ratio and estimated current LTV ratios for the properties. To the extent multifamily loans reach maturity and a borrower with deterioration in cash flows and property market value requires refinancing of the property, we may either experience higher default rates and credit losses or need to provide refinancing ourselves at below-market rates through a troubled debt restructuring. This refinancing risk for multifamily loans is greater for those loans with interest-only provisions where the remaining unpaid principal balance is due upon maturity. Of the $81.2 billion in unpaid principal balances of all multifamily loans we owned as of September 30, 2009, approximately 0.1%, 1.5% and 3.8% will reach their maturity during the fourth quarter of 2009, and during 2010 and 2011, respectively.

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

Portfolio Management Activities

Credit Enhancements

As discussed above, our charter generally requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. At September 30, 2009 and December 31, 2008, our credit-enhanced mortgages and mortgage-related securities represented approximately 16% and 18% of the $1,968 billion and $1,914 billion, respectively, unpaid principal balance of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, our single-family Structured Transactions and that portion of issued Structured Securities that is backed by Ginnie Mae Certificates. We exclude non-Freddie Mac mortgage-related securities because they expose us to institutional credit risk. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage-Related Investments Portfolio — Higher Risk Components of Our Mortgage-Related Investments Portfolio — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans” for additional information on credit enhancement coverage of our investments in non-Freddie Mac mortgage-related securities. We exclude that portion of Structured Securities backed by Ginnie Mae Certificates because the incremental credit risk to which we are exposed is considered insignificant due to the guarantee provided on these securities by the U.S. government. Although many of our single-family Structured Transactions are credit enhanced, we present the credit enhancement coverage information for these securities separately in the table below. In 2009, there has been a significant decline in our credit enhancement coverage for new purchases compared to 2008 that is primarily a result of the high refinance activity during the period. Refinance loans typically have lower LTV ratios, which fall below the threshold that requires mortgage insurance coverage. In addition, as discussed above, we have been purchasing significant amounts of Freddie Mac Relief Refinance Mortgagessm. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the unpaid principal balance of the mortgage in excess of 80% of the value of the property for certain of these loans.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family mortgage portfolio, including single-family loans underlying our PCs and Structured Securities, and is typically provided on a loan-level basis. As of September 30, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we

74	Freddie Mac

could recover under primary mortgage insurance, excluding reimbursement of expenses, was $56.3 billion and $59.4 billion, respectively.

Other prevalent types of credit enhancement that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. At September 30, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under lender recourse and indemnification agreements was $9.5 billion and $11.0 billion, respectively, and under pool insurance was $3.5 billion and $3.8 billion, respectively. See “Institutional Credit Risk — Mortgage Insurers” and “Mortgage Seller/Servicers” for further discussion about our mortgage loan insurers and seller/servicers.

Other forms of credit enhancements on single-family mortgage loans include government guarantees, collateral (including cash or high-quality marketable securities) pledged by a lender, excess interest and subordinated security structures. At both September 30, 2009 and December 31, 2008, in connection with the single-family mortgage portfolio, excluding the loans that are underlying Structured Transactions, the maximum amount of losses we could recover under other forms of credit enhancements was $0.5 billion.

Table 43 provides information on credit enhancements and credit performance for our Structured Transactions.

Table 43 — Credit Enhancement and Credit Performance of Single-Family Structured Transactions(1)

	Unpaid Principal Balance		Average Credit		Credit Losses(4)
	at September 30,		Enhancement	Delinquency	Nine Months Ended September 30,
Structured Transaction Type	2009	2008	Coverage(2)	Rate(3)	2009	2008
	(in millions)				(in millions)

Pass-through(5)	$20,246	$19,093	—%	3.91%	$220	$40
Overcollateralization(6)	4,693	5,313	17.74%	22.28%	2	2

Total Structured Transactions	$24,939	$24,406	3.34%	8.50%	$222	$42

(1)	Credit enhancement percentages for each category are calculated based on information from third-party financial data providers and exclude certain loan-level credit enhancements, such as private mortgage insurance, that may also afford additional protection to us.
(2)	Average credit enhancement represents a weighted average coverage percentage, is based on unpaid principal balances and includes overcollateralization and subordination at September 30, 2009.
(3)	Based on the number of loans that are past due 90 days or more, or in the process of foreclosure, at September 30, 2009.
(4)	Represents the total of our guaranteed payments that has exceeded the remittances of the underlying collateral and includes amounts charged-off during the period. Charge-offs are the amount of contractual principal balance that has been discharged in order to satisfy the mortgage and extinguish our guarantee.
(5)	Includes $9.9 billion and $10.0 billion of option ARM mortgages that back these securities as of September 30, 2009 and September 30, 2008, respectively, and the delinquency rate on these loans was 15.64% and 6.70%, respectively.
(6)	Includes $1.7 billion and $1.9 billion at September 30, 2009 and 2008, respectively, that are securitized FHA/VA loans.

The delinquency rates and credit losses associated with single-family Structured Transactions categorized as pass-through structures continued to increase during 2009. We increased our loan loss reserve associated with these guarantees from approximately $517 million as of December 31, 2008 to approximately $1.1 billion as of September 30, 2009. Our credit losses on Structured Transactions during the nine months ended September 30, 2009 are principally related to option ARM loans underlying several of these transactions. The majority of the option ARM loans underlying our pass-through Structured Transactions were purchased from Washington Mutual Bank and are subject to our agreement with JPMorgan Chase, which acquired Washington Mutual Bank in September 2008. We are continuing to work with the servicers of the loans underlying our Structured Transactions on their loss mitigation efforts. See “Institutional Credit Risk — Mortgage Seller/Servicers” for further information.

We also use credit enhancements to mitigate risk of loss on certain multifamily mortgages and revenue bonds. Typically, we require credit enhancements on loans in situations where we have delegated the underwriting process for the loan to the seller/servicer, which provides first loss coverage on the mortgage loan. We also require credit enhancements during construction or rehabilitation in cases where we commit to purchase or guarantee a permanent loan upon completion. The total of multifamily mortgage loans in our mortgage-related investments portfolio and underlying our PCs and Structured Securities for which we have credit enhancement coverage was $10.9 billion and $10.6 billion as of September 30, 2009 and December 31, 2008, respectively, and we had maximum potential coverage of $3.0 billion and $3.4 billion, respectively.

Loss Mitigation Activities

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in delinquent mortgages and providing alternatives to foreclosure. Foreclosure alternatives are intended to reduce the number of delinquent

75	Freddie Mac

mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the credit loss in REO. For more detailed explanation of the types of foreclosure alternatives, see “CREDIT RISKS — Mortgage Credit Risk — Loss Mitigation Activities” in our 2008 Annual Report. Table 44 presents our completed single-family foreclosure alternative volumes for the three and nine months ended September 30, 2009 and 2008, respectively.

Table 44 — Single-Family Foreclosure Alternatives(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(number of loans)

Loan modifications:
with no change in terms(2)	1,116	2,820	4,136	8,027
with change in terms	7,897	5,636	45,103	9,362

Total loan modifications(3)	9,013	8,456	49,239	17,389
Repayment plans	7,728	10,270	25,596	33,348
Forbearance agreements	3,469	828	6,886	2,430
Pre-foreclosure sales	6,628	1,911	14,542	3,994

Foreclosure alternatives	26,838	21,465	96,263	57,161

(1)	Based on the single-family mortgage portfolio, excluding Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates.
(2)	Under this modification type, past due amounts are added to the principal balance of the original contractual loan amount.
(3)	Including 471 completed modifications under HAMP based on information reported by our servicers to the MHA program administrator during the three months ended September 30, 2009.

We had significant increases in loan modifications as well as pre-foreclosure sales during the three and nine month periods ended September 30, 2009 compared to the three and nine month periods ended September 30, 2008. However, our loan modification volume declined during the second and third quarters of 2009 compared to the first quarter of 2009 due to the required trial period for loans modified under HAMP. Since it was introduced in the second quarter of 2009, we have focused our loan modification efforts on HAMP, which requires borrowers to complete a trial period of three or more months before the loan is modified. Borrowers did not begin entering into trial periods under HAMP in significant numbers until early in the third quarter of 2009 and, in many cases, trial periods were extended beyond the initial three month period as HAMP guidelines were modified. Based on information reported by our servicers to the MHA program administrator, more than 88,000 loans that we own or guarantee were in the trial period of the HAMP process as of September 30, 2009. Trial period loans under HAMP are those where the borrower has made the first payment under the terms of a trial period offer. The completion rate for HAMP loans, which is the percentage of loans that successfully exit the trial period due to the borrower fulfilling the requirements for the modification, remains uncertain primarily due to the number of new requirements of this program and the ability to obtain updated information from borrowers.

Our servicers have a key role in the success of our loss mitigation activities. Through September 30, 2009, our loss mitigation activity under HAMP has been primarily focused with our larger seller/servicers, which service the majority of our loans, and variations in their approaches may cause fluctuations in HAMP processing volumes. There is uncertainty regarding the sustainability of our current volume levels once our larger seller/servicers complete the bulk of their initial efforts. Additionally, the significant increases in delinquent loan volume and the deteriorating conditions of the mortgage market during 2008 and 2009 placed a strain on the loss mitigation resources of many of our mortgage servicers. To the extent servicers do not complete loan modifications with eligible borrowers our credit losses could increase.

The success of modifications under HAMP is uncertain and dependent on many factors, including borrower awareness of the program, the ability to obtain updated information from borrowers, resources of our servicers to execute the process, and the employment status and financial condition of the borrower. Borrowers who have insufficient income or have vacated the property will not be able to cure their delinquency through HAMP.

In order to allow our mortgage servicers time to implement our more recent modification programs and provide additional relief to troubled borrowers, we temporarily suspended all foreclosure transfers of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. We also temporarily suspended the eviction process for occupants of foreclosed homes from November 26, 2008 through April 1, 2009. Beginning March 7, 2009, we began suspension of foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. We continued to pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; however, we also continued to proceed with the initiation and other, pre-closing steps in the foreclosure process.

76	Freddie Mac

MHA Program

On February 18, 2009, the Obama Administration announced the MHA Program, which includes HAMP and the Home Affordable Refinance Program as its key initiatives. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market. Through our participation in this program, we help families maintain home ownership and help maintain the stability of communities.

Home Affordable Modification Program.  HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications. Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP applies both to delinquent mortgages and to current borrowers at risk of imminent default. Other features of HAMP include the following:

•	HAMP uses specified requirements for borrower eligibility. The program seeks to provide a uniform, consistent regime that all participating servicers must use in modifying loans held or guaranteed by all types of investors: Freddie Mac, Fannie Mae, banks and trusts backing non-agency mortgage-related securities.

•	Under HAMP, the goal is to reduce the borrowers’ monthly mortgage payments to 31% of gross monthly income, which may be achieved through a combination of methods, including interest rate reductions, term extensions and principal deferral. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we do not currently anticipate that principal reduction will be used in modifying our loans.

•	Under HAMP, each modification must be preceded by a standardized net present value, or NPV, test to evaluate whether the NPV of the income that the mortgage holder will receive after the modification will equal or exceed the NPV of the income that the holder would have received had there been no modification, i.e., had the mortgage been foreclosed. HAMP does not require a modification if the NPV of the income that the mortgage holder will receive after modification is less than the NPV of the income the holder would have received had there been no modification; however, Freddie Mac will permit such a modification in certain circumstances. Our practice in this regard is intended to increase the number of modifications under the program; however, it may cause us to incur higher losses than would otherwise be required under HAMP.

•	HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required for at least three months. After the final trial-period payment is received by our servicer and the borrower has provided necessary documentation, the borrower and servicer will enter into the modification.

•	Servicers will be paid a $1,000 incentive fee when they originally modify a loan and an additional $500 incentive fee if the loan was current when it entered the trial period (i.e., where default was imminent but had not yet occurred). In addition, servicers will receive up to $1,000 for any modification that reduces a borrower’s monthly payment by 6% or more, in each of the first three years after the modification, as long as the modified loan remains current.

•	Borrowers whose loans are modified through HAMP will accrue monthly incentive payments that will be applied annually to reduce up to $1,000 of their principal, per year, for five years, as long as they are making timely payments under the modified loan terms.

•	HAMP applies to loans originated on or before January 1, 2009, and borrowers’ requests for such modifications will be considered until December 31, 2012.

Although Treasury has provided that mortgage investors, under the MHA Program, are entitled to certain subsidies for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we will not receive such subsidies on modified mortgages owned or guaranteed by us.

Table 45 presents the number of single-family loans that completed or were in process of modification under HAMP as of September 30, 2009.

Table 45 — Single-family Home Affordable Modification Program Volume

As of
September 30, 2009(1)

Completed HAMP modifications	471

Loans in the HAMP trial period	88,668

(1)	Based on information reported by our servicers to the MHA program administrator.

77	Freddie Mac

We have announced several initiatives designed to increase the number of loans modified under HAMP, including:

• engaging a vendor to help ease backlogs at several servicers by processing requests for HAMP modifications;

• engaging a vendor to meet with eligible borrowers at their homes and help them complete loan modification requests; and

• implementing a second-look program designed to ensure that borrowers are being properly considered for HAMP modifications. Borrowers who do not qualify for HAMP are then considered under the company’s other foreclosure prevention programs.

HAMP provides uniform guidelines for the modification not only of troubled mortgages owned or guaranteed by us or by Fannie Mae, but also for troubled mortgages held by others, or non-GSE mortgages. In contrast to the modifications of mortgages held or guaranteed by us or Fannie Mae, Treasury will pay compensation to the holder of each modified non-GSE mortgage, equal to half the reduction in the borrower’s monthly payment (less than half in a case where the borrower’s pre-modification monthly payment exceeded 38% of his or her income). In cases where we are a holder of securities backed by such mortgages, we expect that a share of this compensation will be distributable to us, in accordance with the governing documents for the securities. The remainder of the monthly payment reductions will be absorbed by subordinated investors or other credit enhancement, if any, that is part of the structure for the securities, or, should that credit enhancement be exhausted, could reduce amounts distributable to us.

Home Affordable Refinance Program.  The Home Affordable Refinance Program gives eligible homeowners with loans owned or guaranteed by us or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments. Under the Home Affordable Refinance Program, we will allow eligible borrowers who have mortgages with high current LTV ratios to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place.

The Freddie Mac Relief Refinance Mortgagesm, which we announced in March 2009, is our implementation of the Home Affordable Refinance Program. We have worked with FHFA to provide us the flexibility to implement this element of the MHA Program. The Home Affordable Refinance Program is targeted at borrowers with current LTV ratios above 80%; however, our program also allows borrowers with LTV ratios below 80% to participate. On July 1, 2009, we announced that the current LTV ratio limit would be increased from 105% to 125%. We began purchasing mortgages that refinance such higher-LTV loans on October 1, 2009. We also have increased the amount of closing costs that can be included in the new refinance mortgage to $5,000. Through our program, we offer this refinancing option only for qualifying mortgage loans we hold in our mortgage-related investments portfolio or that we guarantee. We will continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements. As of September 30, 2009 we had purchased approximately $20.0 billion of unpaid principal balances originated under the program.

Although the implementation of the Freddie Mac Relief Refinance Mortgage product will result in a higher volume of purchases and increased delivery fees from the new loans, the net effect of the refinance activity on our business results is not expected to be significant. The net impact of this refinance activity is affected by the amount of: (a) delivery fees on the new loan, which are dependent upon the characteristics of the borrower, including the LTV ratio of the new loan; (b) the management and guarantee fee rates on the new loan versus that of the old loan; (c) the relative size of the guarantee asset and guarantee liability associated with the loan at the time of the refinance; and (d) other factors. However, borrowers that participate in this program will have lowered their monthly mortgage payments and may be less likely to default, which could ultimately result in fewer foreclosures of loans within our single-family mortgage portfolio.

On June 5, 2009, we announced our Relief Refinance Mortgage — Open Access offering and other changes to the Relief Refinance Mortgage. The Open Access offering allows borrowers to refinance a Freddie Mac-owned or guaranteed mortgage with any lender that is a Freddie Mac-approved seller/servicer. Previously, borrowers had to work with the lender who currently services their mortgage.

78	Freddie Mac

Table 46 below presents the composition of our purchases of refinanced single-family loans during the three and nine months ended September 30, 2009.

Table 46 — Single-Family Refinance Loan Volume

	Three Months Ended		Nine Months Ended
	September 30, 2009	Percent	September 30, 2009	Percent
	(number of loans)

Freddie Mac Relief Refinance Mortgagesm:
80% to 105% LTV	40,108	9%	54,313	4%
Below 80% LTV	29,030	7%	43,357	3%

Total Freddie Mac Relief Refinance Mortgagesm	69,138	16%	97,670	7%

Total refinance loan volume(1)	421,105	100%	1,452,072	100%

(1)	Includes Freddie Mac Relief Refinance Mortgagessm.

Short Sale and Deed-in-Lieu Program.  On May 14, 2009, the Obama Administration announced the Foreclosure Alternatives Program, which is designed to permit borrowers who are ineligible to participate in HAMP to sell their homes in “short sales.” In a short sale, the owner sells the home and the lender accepts proceeds that are less than the outstanding mortgage indebtedness. The program also provides a process for borrowers to convey title to their homes through a deed-in-lieu of foreclosure. In both cases, the program will offer incentives to the servicer and the borrower. This program has not been fully implemented, and we cannot yet determine its impact on us.

Other Efforts to Assist the MHA Program.  We are the compliance agent for certain foreclosure avoidance activities under HAMP. Among other duties, as the program compliance agent, we will conduct examinations and review servicer compliance with the published requirements for the program. Some of these examinations are on-site, and others involve off-site documentation reviews. We will report the results of our examination findings to Treasury. Based on the examinations, we may also provide Treasury with advice, guidance and lessons learned to improve operation of the program.

Expected Impact of MHA Program on Freddie Mac.  As previously discussed, the MHA Program is intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the credit loss in REO. At present, it is difficult for us to predict the full extent of these initiatives and assess their impact on us since the impact is in part dependent on the number of borrowers who remain current on the modified loans versus the number that redefault. In addition, it is not possible at present to estimate whether, and the extent to which, costs, incurred in the near term, will be offset by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

It is likely that the costs we incur related to loan modifications and other activities under HAMP may be substantial, to the extent that borrowers participate in this program in large numbers, for the following reasons:

•	We will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury.

•	We will likely continue to recognize losses on loans purchased on our consolidated statements of operations during the remainder of 2009, since we purchase a loan from a PC pool in order to complete a modification. However, beginning on January 1, 2010, we will no longer be required to recognize losses at the time we purchase such loans due to the implementation of SFAS 166 and SFAS 167. Existing loans purchased prior to the implementation date will continue to be carried at a discount to contractual values with amortization of the accretable balance over time.

•	We expect that non-GSE mortgages modified under HAMP will include mortgages backing non-agency mortgage-related securities in our mortgage-related investments portfolio. Such modifications will reduce the monthly payments due from affected borrowers, and thus could reduce the payments we receive on these securities. Incentive payments from Treasury passed through to us as a holder of the applicable securities may partially offset such reductions.

We are devoting significant internal resources to the implementation of the various initiatives under the MHA Program, which will increase our expenses. We expect to be compensated by Treasury for some or all of our services as compliance agent. We do not expect to be compensated for the consulting services we are providing to Treasury.

Housing Finance Agency Initiative.  On October 19, 2009, we entered into a Memorandum of Understanding with Treasury, FHFA and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, intend to provide assistance, through three separate programs, to state and local housing finance

79	Freddie Mac

agencies, or HFAs, so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. FHFA directed us and Fannie Mae to participate in the HFA on a basis that is consistent with the goals of being commercially reasonable and safe and sound. Treasury’s purchases under these programs must occur by December 31, 2009. The programs are as follows:

•	Temporary Credit and Liquidity Facilities Program. On a 50-50 pro rata basis, Freddie Mac and Fannie Mae will provide credit and liquidity support for outstanding variable rate demand obligations, or VRDOs, issued by HFAs. This support will be through Temporary Credit and Liquidity Facilities, or TCLFs, which provide credit enhancement to the holders of such VRDOs and the obligation to provide funds to purchase any VRDOs that are put by their holders and are not remarketed. Treasury will purchase 100% of the participation interests in all of the TCLFs provided by Freddie Mac and Fannie Mae. These TCLFs, each of which must expire on or before December 31, 2012, will replace existing liquidity facilities from other providers.

•	Temporary New Issue Bond Program. On a 50-50 pro rata basis, Freddie Mac and Fannie Mae will issue partially guaranteed pass-through securities backed by new single-family and certain new multifamily housing bonds issued by HFAs. Treasury will purchase 100% of the pass-through securities issued by Freddie Mac and Fannie Mae and remit the purchase price to the HFAs.

Treasury’s purchases of GSE securities and participation interests in TCLFs under these two programs must occur by December 31, 2009. Treasury will bear the initial losses of principal under these two programs up to 35% of total principal on a program-wide basis, and thereafter Freddie Mac and Fannie Mae each will bear the losses of principal on the securities that it issues and its portion of the TCLFs. Treasury will bear all losses of unpaid interest. Under both programs, we and Fannie Mae will be paid fees at the time bonds are securitized, as well as annual fees.

•	Multifamily Credit Enhancement Program. Using existing housing bond credit enhancement products, Freddie Mac and Fannie Mae will each provide credit enhancement for individual multifamily project mortgages backing new housing bonds issued by HFAs, which Treasury will purchase from the HFAs. Treasury will not be responsible for a share of any losses incurred by us or Fannie Mae in this program.

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

Credit Performance

Delinquencies

We report single-family delinquency rate information based on the number of loans that are 90 days or more past due and those in the process of foreclosure. For multifamily loans, we report delinquency rates based on net carrying values of mortgage loans 90 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent for purposes of reporting delinquency rates if the borrower is less than 90 days delinquent under the modified terms. We include all the single-family loans that we own and those that are collateral for our PCs and Structured Securities, except as follows:

•	We exclude that portion of our Structured Securities backed by Ginnie Mae Certificates because these securities do not expose us to meaningful amounts of credit risk due to the guarantee provided on these securities by the U.S. government.

•	We exclude Structured Transactions because these are backed by non-Freddie Mac securities and, consequently, we do not service the underlying loans. However, in many cases, the servicers of the underlying loans are required to service them in accordance with our standards. Many of our Structured Transactions are credit enhanced through subordination and are not representative of the loans for which we have primary, or first loss, exposure. Structured Transactions represented approximately 1% of our total mortgage portfolio at both September 30, 2009 and December 31, 2008. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 5.6 — Delinquency Performance” to our consolidated financial statements for the

80	Freddie Mac

delinquency performance of our single-family and multifamily mortgage portfolios, including Structured Transactions.

Table 47 presents delinquency rates for our single-family and multifamily mortgage portfolios excluding those underlying our Structured Transactions.

Table 47 — Delinquency Rates

	September 30, 2009		December 31, 2008
		Delinquency		Delinquency
	Percent(2)	Rate(3)	Percent(2)	Rate(3)

Single-family Mortgage Portfolio:(1)
Northeast	25%	2.00%	24%	0.96%
Southeast	18	3.56	18	1.87
North Central	18	1.89	19	0.98
Southwest	12	1.13	13	0.68
West	27	3.85	26	1.67

	100%		100%

Total non-credit-enhanced — all regions		2.57		1.26
Total credit-enhanced — all regions		6.98		3.79
Total single-family mortgage portfolio		3.33		1.72

Multifamily Mortgage Portfolio:
Total non-credit-enhanced	89%	0.01	88%	0.00
Total credit-enhanced	11	0.91	12%	0.12

Total multifamily mortgage portfolio	100%	0.11	100%	0.01

(1)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(2)	Based on mortgage loans in our mortgage-related investments portfolio and underlying our guaranteed PCs and Structured Securities issued, excluding that portion of Structured Securities that is backed by Ginnie Mae Certificates. Single-family percentages based on unpaid principal balances and multifamily percentages based on net carrying values.
(3)	Excludes Structured Transactions.

During 2009, home prices in certain regions and states improved modestly, but remained weak overall due to significant inventories of unsold homes in every region of the U.S. In some geographical areas, particularly in certain states within the West, Southeast and North Central regions, home price declines of the past two years have been combined with significantly higher rates of unemployment and weakness in home sales, which have resulted in significant increases in delinquency rates. These increases in delinquency rates have been more severe in the states of California, Florida, Nevada and Arizona. For example, as of September 30, 2009, single-family loans in the state of California comprised 15% of our single-family mortgage portfolio; however, delinquent loans in California comprised more than 22% of the delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances. The delinquency rate for loans in our single-family mortgage portfolio, excluding Structured Transactions, related to the states of Nevada, Florida, Arizona and California were 9.51%, 8.98%, 6.21% and 5.01%, respectively, as of September 30, 2009.

Increases in delinquency rates occurred for all single-family mortgage product types during 2009, but were most significant for higher-risk loans. See “Table 42 — Higher-Risk Loans in the Single-Family Mortgage Portfolio.” Reflecting the expansion of the housing and economic downturn to a broader group of borrowers, the delinquency rate for 30-year fixed-rate amortizing loans, a more traditional loan product, in our single-family mortgage portfolio increased to 3.37% at September 30, 2009 as compared to 1.69% at December 31, 2008. We have also continued to experience higher rates of delinquency on loans originated after 2005, since those borrowers are more susceptible to the two year decline in home prices than homeowners that have built equity over longer periods of time. Our single-family delinquency rates are also adversely affected by the increasing number of borrowers who participate in HAMP, since their loans are counted as delinquent while in the trial period.

81	Freddie Mac

The table below presents delinquency and default rate information for our single-family mortgage portfolio based on year of origination.

Table 48 — Single-Family Mortgage Portfolio by Year of Loan Origination

	September 30, 2009			December 31, 2008
	Percent of			Percent of
	Single-Family	Delinquency	Cumulative	Single-Family	Delinquency	Cumulative
Year of Origination	UPB Balance(1)	Rate(1)	Default Rate(2)	UPB Balance	Rate(1)	Default Rate(2)

Pre-2000	2%	2.20%	n/a	2%	1.53%	n/a
2000	<1	5.50	1.08%	<1	3.95	1.05%
2001	1	2.55	0.79	2	1.56	0.74
2002	4	1.66	0.67	5	0.95	0.60
2003	13	1.14	0.44	16	0.58	0.35
2004	9	2.28	0.75	11	1.10	0.53
2005	12	4.14	1.39	15	1.93	0.79
2006	12	7.82	2.25	15	3.48	1.15
2007	15	8.66	1.71	19	3.46	0.64
2008	13	2.44	0.24	15	0.56	0.02
2009	19	0.02	—	—	—	—

Total	100%	3.33%		100%	1.72%

(1)	Excludes Structured Transactions and those Structured Securities backed by Ginnie Mae Certificates.
(2)	Represents the cumulative transition rate of loans to a default event, and is calculated for each year of origination as the number of loans that have proceeded to foreclosure acquisition or other disposition events during the period from origination to September 30, 2009 and December 31, 2008, respectively, excluding liquidations through voluntary pay-off, divided by the number of loans in our single-family mortgage portfolio. Excludes certain Structured Transactions for which data is unavailable.

Our temporary actions to suspend foreclosure transfers of occupied homes as well as the longer foreclosure process timeframes of certain states (including Florida) have, in part, caused our delinquency rates to increase more rapidly in 2009, as loans that otherwise would have been foreclosed earlier have instead remained in delinquent status. Until economic conditions moderate and the fundamentals of the housing market improve, we expect our delinquency rates to continue to rise. In general, our suspension or delays of foreclosure transfers and any delays imposed in the foreclosure process by regulatory or governmental agencies will cause our delinquency rates to rise more rapidly.

Due to deterioration in the economic and market fundamentals, our multifamily portfolio delinquency rate, which includes multifamily loans on our consolidated balance sheets as well as multifamily loans underlying our issued PCs and Structured Securities, excluding Structured Transactions, also increased during 2009, rising to 0.11% at September 30, 2009 from 0.01% at December 31, 2008. Increasing job losses contributed to declining effective rents and increased vacancies in multifamily properties. As of September 30, 2009, our multifamily portfolio is divided into the following regions, with composition percentages based on unpaid principal balance of the related loans: Northeast 29%, West 26%, Southwest 19%, Southeast 17% and Central 9%. Market fundamentals for multifamily properties we monitor have experienced the greatest deterioration during the third quarter of 2009 in the Southeast and West regions, particularly the states of Florida, Nevada, California and Arizona. The increase in the delinquency rate for our multifamily loans is principally from loans on properties in the states of Georgia and Texas.

We have the option under our PC agreements to purchase mortgage loans from the related PC pools that underlie our guarantees under certain circumstances to resolve an existing or impending delinquency or default. Our practice is to purchase the loans from pools when: (a) the loans are modified; (b) foreclosure transfers occur; (c) the loans have been delinquent for 24 months; or (d) the loans have been 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the non-performing mortgage in our mortgage-related investments portfolio. The growth in volume of our purchases of delinquent and modified loans from our PC pools temporarily slowed in the second and third quarters of 2009 primarily due to the implementation of the HAMP. We could experience an increase in purchases of loans from PC pools beginning in the fourth quarter of 2009 and into 2010, as a number of loans could complete the trial period of HAMP or reach 24 months of delinquency.

82	Freddie Mac

Table 49 presents origination year delinquency rates for fixed-rate amortizing loans underlying fixed-rate PC pools representing approximately 84% of the unpaid principal balance of our issued PCs and Structured Securities, excluding Structured Transactions.

Table 49 — Delinquency Rates — Fixed-Rate, Amortizing Loans in PC Pools, By Loan Origination Year(1)

	As of September 30, 2009
	5.0% PC Coupon								7.0% PC Coupon
	and under		5.5% PC Coupon		6.0% PC Coupon		6.5% PC Coupon		and over		Total
		Number of		Number of		Number of		Number of		Number of		Number of
	Delinquency	Delinquent	Delinquency	Delinquent	Delinquency	Delinquent	Delinquency	Delinquent	Delinquency	Delinquent	Delinquency	Delinquent
	Rate(2)	Loans(2)	Rate(2)	Loans(2)	Rate(2)	Loans(2)	Rate(2)	Loans(2)	Rate(2)	Loans(2)	Rate(2)	Loans(2)

30-year maturity—
Loan origination year:
2009	0.01%	171	0.18%	42	0.62%	41	0.39%	2	5.26%	1	0.02%	257
2008	0.89%	2,707	2.10%	6,897	3.66%	7,699	7.08%	4,206	13.15%	1,959	2.55%	23,468
2007	2.98%	2,717	4.31%	15,461	6.65%	31,652	11.38%	20,252	19.86%	6,393	6.73%	76,475
2006	3.00%	1,639	4.41%	10,396	5.67%	23,871	8.36%	10,811	12.35%	1,861	5.68%	48,578
2005	2.48%	11,342	3.73%	14,727	5.79%	6,984	8.55%	1,105	13.79%	200	3.48%	34,358
2004 and Prior	1.13%	8,962	1.80%	15,102	2.22%	8,404	2.41%	6,060	2.53%	6,001	1.78%	44,529

15-year maturity—
Loan origination year:
2009(3)	<0.01%	9	—	—	—	—	N/A	N/A	N/A	N/A	0.00%	9
2008	0.33%	360	0.50%	122	0.90%	70	3.56%	17	40.00%	2	0.40%	571
2007	1.05%	338	1.22%	474	2.12%	421	4.48%	89	7.45%	14	1.44%	1,336
2006	1.09%	198	1.33%	584	1.97%	587	2.31%	73	9.68%	9	1.53%	1,451
2005	0.85%	1,316	1.30%	469	2.48%	74	2.42%	4	9.09%	1	0.96%	1,864
2004 and Prior	0.41%	6,066	0.66%	1,402	0.69%	1,036	0.88%	583	1.46%	650	0.50%	9,737

Combined	0.72%	35,825	2.59%	65,676	4.43%	80,839	6.14%	43,202	4.95%	17,091	2.34%	242,633

(1)	Based on our issued PCs and Structured Securities backed by fixed-rate, amortizing single-family mortgage loans. Excludes loans underlying Structured Securities backed by Ginnie Mae Certificates or long-term standby commitments, Structured Transactions and all fixed-rate interest-only loans underlying our PCs and Structured Securities.
(2)	Based on the number of mortgage loans 90 days or more delinquent or in foreclosure.
(3)	As of September 30, 2009, there are no mortgage loans that are 90 days or more delinquent or in foreclosure within 15-year PCs issued with PC coupons of 5.5% or 6.0%. As of September 30, 2009, there have not been any 15-year PC’s issued in 2009 with PC coupons of 6.5% or greater.

Non-Performing Assets

We classify single-family loans in our total mortgage portfolio as non-performing assets if they are past due for 90 days or more (seriously delinquent) or if their contractual terms have been modified as a troubled debt restructuring due to the financial difficulties of the borrower. Similarly, we classify multifamily loans as non-performing assets if; (a) the loans have undergone a troubled debt restructuring, (b) the loans are more than 90 days past due, or (c) the loans are deemed impaired based on management’s judgement and are at least 30 days delinquent. Table 50 provides detail of non-performing loans and REO assets on our consolidated balance sheets and non-performing loans underlying our financial guarantees.

83	Freddie Mac

Table 50 — Non-Performing Assets(1)

	September 30,	December 31,	September 30,
	2009	2008	2008
	(in millions)

Non-performing mortgage loans — on balance sheet:
Single-family troubled debt restructurings:
Reperforming or less than 90 days delinquent	$2,234	$2,280	$2,330
90 days or more delinquent	1,341	838	747
Multifamily troubled debt restructurings(2)	308	238	241

Total troubled debt restructurings	3,883	3,356	3,318
Other single-family non-performing loans(3)	9,570	4,915	3,563
Other multifamily non-performing loans	27	35	9

Total non-performing mortgage loans — on balance sheet	13,480	8,306	6,890

Non-performing mortgage loans — underlying financial guarantees:(4)
Single-family loans(5)	74,313	36,718	25,657
Multifamily loans	198	63	81

Total non-performing mortgage loans — underlying financial guarantees	74,511	36,781	25,738

Real estate owned, net	4,234	3,255	3,224

Total non-performing assets	$92,225	$48,342	$35,852

Loan loss reserves as a percentage of our non-performing mortgage loans	33.6%	34.6%	31.3%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	4.6%	2.5%	1.9%

(1)	Non-performing assets consist of loans that have undergone a troubled debt restructuring, loans that are more than 90 days past due, multifamily loans that are deemed impaired based on management’s judgement and that are more than 30 days past due, and REO assets, net. Troubled debt restructurings include loans where the contractual terms have been modified to provide concessions to borrowers that are experiencing financial difficulties. Mortgage loan amounts are based on unpaid principal balances and REO, net is based on carrying values. In the third quarter of 2009, we revised our definition of multifamily non-performing loans. Prior periods have been revised to conform with the current period presentation.
(2)	Includes multifamily loans 90 days or more delinquent where principal and interest are being paid to us under the terms of a credit enhancement agreement.
(3)	Represents loans held by us in our mortgage-related investments portfolio, including loans purchased from the mortgage pools underlying our financial guarantees due to the borrower’s delinquency. Once we purchase a loan under our financial guarantee, it is placed on non-accrual status as long as it remains greater than 90 days past due.
(4)	Includes loans more than 90 days past due that underlie all our issued PCs and Structured Securities and long-term standby agreements, regardless of whether a security is held in our mortgage-related investments portfolio or held by third parties.
(5)	Includes mortgages that underlie our Structured Transactions. Beginning December 2007, we changed our operational practice for purchasing loans from PC pools, which effectively delayed our purchase of non-performing loans into our mortgage-related investments portfolio. This change, combined with increasing delinquency rates, caused an increase in non-performing loans underlying our financial guarantees during 2008 and the nine months ended September 30, 2009.

The amount of our non-performing assets, both on our balance sheets and underlying our issued PCs and Structured Securities, increased to approximately $92.2 billion at September 30, 2009, from $48.3 billion at December 31, 2008, due to continued deterioration in single-family housing market fundamentals which led to significant increases in delinquency rates and delinquency transition rates during 2009. The delinquency transition rate is the percentage of delinquent loans that proceed to foreclosure or are modified as troubled debt restructurings. We expect to continue to experience high delinquency transition rates and a continued increase in our non-performing assets in the fourth quarter of 2009. We accrue the amount of contractual interest on a non-performing loan to the extent that the loan is less than 90 days past due and was not purchased under our financial guarantee and accounted for in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality.

84	Freddie Mac

Table 51 provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends of our single-family mortgage portfolio.

Table 51 — REO Activity by Region(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(number of units)

REO Inventory
Beginning property inventory	34,706	22,029	29,346	14,394
Properties acquired by region:
Northeast	2,103	1,485	5,053	4,062
Southeast	5,332	3,231	13,328	7,828
North Central	5,743	3,995	14,640	10,577
Southwest	2,540	1,616	6,293	4,451
West	8,657	5,556	21,048	11,314

Total properties acquired	24,375	15,883	60,362	38,232

Properties disposed by region:
Northeast	(1,451)	(1,121)	(3,974)	(2,743)
Southeast	(4,168)	(2,304)	(10,840)	(5,663)
North Central	(3,729)	(2,708)	(10,976)	(7,648)
Southwest	(1,806)	(1,343)	(4,991)	(3,757)
West	(6,787)	(2,344)	(17,787)	(4,723)

Total properties disposed	(17,941)	(9,820)	(48,568)	(24,534)

Ending property inventory	41,140	28,092	41,140	28,092

(1)	See “Table 47 — Delinquency Rates” for a description of these regions.

Our REO property inventory increased 19% and 40% during the three and nine months ended September 30, 2009, respectively, as the impact of the weak housing market and increasing rates of unemployment reduced the alternatives to foreclosure available to troubled homeowners. We expect our REO inventory to continue to grow in the remainder of 2009.

As discussed in “Loss Mitigation Activities,” we implemented several loan modification initiatives designed to assist troubled borrowers avoid foreclosure as well as temporary suspensions in foreclosure transfers of occupied homes that have significantly affected the rate of growth of our REO acquisitions during 2009. Beginning March 7, 2009, we began suspension of foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, for delinquent borrowers we continued with initiation and other preclosing steps in the foreclosure process. Our suspension or delay of foreclosure transfers and any delay in foreclosures that might be imposed by regulatory or governmental agencies results in a temporary decline in REO acquisitions and slows the rate of growth of our REO inventory. Many of the mortgages for which we started and then temporarily suspended the foreclosure process during 2009 did not qualify for modifications under HAMP or any of our other programs, or were not owner-occupied, which resulted in an increase in the volume of our REO property acquisitions during the second and third quarters of 2009.

Our single-family REO acquisitions during the first nine months of 2009 were most significant in the states of California, Florida, Arizona, Nevada and Michigan. The West region represented approximately 35% of the new REO acquisitions during the nine months ended September 30, 2009, based on the number of units, and the highest concentration in that region is in the state of California. At September 30, 2009, our REO inventory in California comprised 15% of total REO property inventory, based on units, and approximately 24% of our total REO property inventory, based on loan amount prior to acquisition.

85	Freddie Mac

Credit Loss Performance

Many loans that are delinquent or in foreclosure result in credit losses. Table 52 provides detail on our credit loss performance associated with mortgage loans underlying our guaranteed PCs and Structured Securities as well as mortgage loans in our mortgage-related investments portfolio.

Table 52 — Credit Loss Performance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in millions)

REO
REO balances, net:
Single-family	$4,189	$3,200	$4,189	$3,200
Multifamily	45	24	45	24

Total	$4,234	$3,224	$4,234	$3,224

REO operations expense:
Single-family	$98	$(333)	$(209)	$(806)
Multifamily	(2)	—	(10)	—

Total	$96	$(333)	$(219)	$(806)

CHARGE-OFFS
Single-family:
Charge-offs, gross(1) (including $2,774 million, $1,092 million, $6,448 million and $2,018 million relating to loan loss reserve, respectively)	$(2,855)	$(1,173)	$(6,634)	$(2,350)
Recoveries(2)	619	236	1,481	548

Single-family, net	$(2,236)	$(937)	$(5,153)	$(1,802)

Multifamily:
Charge-offs, gross(1) (including $15 million, $5 million, $19 million and $5 million relating to loan loss reserve, respectively)	$(16)	$(5)	$(20)	$(5)
Recoveries(2)	—	—	—	—

Multifamily, net	$(16)	$(5)	$(20)	$(5)

Total Charge-offs:
Charge-offs, gross(1) (including $2,789 million, $1,097 million, $6,467 million and $2,023 million relating to loan loss reserves, respectively)	$(2,871)	$(1,178)	$(6,654)	$(2,355)
Recoveries(2)	619	236	1,481	548

Total charge-offs, net	$(2,252)	$(942)	$(5,173)	$(1,807)

CREDIT LOSSES(3)
Single-family	$(2,138)	$(1,270)	$(5,362)	$(2,608)
Multifamily	(18)	(5)	(30)	(5)

Total	$(2,156)	$(1,275)	$(5,392)	$(2,613)

Total in basis points(4) (annualized)	44.3	26.8	37.3	18.7

(1)	Represent the amount of the unpaid principal balance of a loan that has been discharged in order to remove the loan from our mortgage-related investments portfolio at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. The amount of charge-offs for credit loss performance is generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes interest forgone on nonperforming loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses incurred on our mortgage-related investments portfolio and recognized in our consolidated statements of operations, including losses on loans purchased and losses on certain credit guarantees.
(4)	Calculated as annualized credit losses divided by the average balance of mortgage loans in our mortgage-related investments portfolio and mortgage loans underlying our PCs and Structured Securities, excluding that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance is a metric that measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of loss mitigation activities to the final resolution of delinquent mortgage loans as well as the disposition of non-performing assets. Our credit loss performance does not include our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase during the remainder of 2009 and in 2010, as our REO acquisition volume will likely remain high and market conditions, such as home prices and the rate of home sales, continue to remain weak. As discussed in “Loss Mitigation Activities,” during the first quarter of 2009 we announced several suspensions in foreclosure transfers of owner-occupied homes that affected our charge-off and REO operations expenses. Further suspension or delay of foreclosure transfers and any imposed delay in the foreclosure process by regulatory or governmental agencies will cause a delay in our recognition of credit losses. The implementation of any governmental actions or programs that expand the ability of delinquent borrowers to obtain modifications with concessions of past due principal or interest

86	Freddie Mac

amounts, including legislative changes to bankruptcy laws, could also lead to higher charge-offs and increased credit losses.

Single-family charge-offs, gross, for the nine months ended September 30, 2009 increased to $6.6 billion compared to $2.4 billion for the nine months ended September 30, 2008, primarily due to an increase in the volume of REO properties acquired at foreclosure and continued weakness of residential real estate markets in regional areas. The severity of charge-offs during the first nine months of 2009 increased compared to the first nine months of 2008, due to declines in regional housing markets resulting in higher per-property losses. Our per-property loss severity during the first nine months of 2009 has been greatest in those areas that experienced the fastest increases in property values during 2000 through 2006, such as California, Florida, Nevada and Arizona. In addition, although Alt-A loans comprised approximately 8% of our single-family mortgage portfolio as of September 30, 2009, these loans have contributed disproportionately to our credit losses during the nine months ended September 30, 2009, comprising approximately 44% of these losses. Table 53 presents the credit loss concentration of loans in our single-family portfolio for the nine months ended September 30, 2009 and 2008.

Table 53 — Single-Family Credit Loss Concentration Analysis

	Unpaid Principal Balance(1)			Credit Losses(2)
	As of September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
	(in billions)			(in millions)

Year of origination:
2009	$353	$	N/A	$—	$	N/A
2008	241		237	215		2
2007	287		355	1,875		573
2006	219		282	1,919		1,122
All other	795		976	1,353		911

Total	$1,895		$1,850	$5,362		$2,608

State:
California	$279		$257	$1,717		$798
Florida	123		126	768		238
Arizona	52		52	609		223
Nevada	23		23	337		98
Michigan	60		62	374		293
All other	1,358		1,330	1,557		958

Total	$1,895		$1,850	$5,362		$2,608

Alt-A	$156		$189	$2,381		$1,315
Non Alt-A	1,739		1,661	2,981		1,293

Total	$1,895		$1,850	$5,362		$2,608

(1)	Based on the unpaid principal balance of our single-family mortgage loans held by us and those underlying our issued PCs and Structured Securities less Structured Securities backed by Ginnie Mae Certificates.
(2)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and the amount of REO operations expense in each of the respective periods and exclude interest foregone on nonperforming loans and other market-based losses recognized on our consolidated statements of operations.

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment in our mortgage-related investments portfolio and mortgages underlying our PCs, Structured Securities and other financial guarantees, respectively. Determining the loan loss and credit-related loss reserves associated with our mortgage loans and financial guarantees is complex and requires significant management judgment about matters that involve a high degree of subjectivity. This management estimate was inherently more difficult to perform in the first nine months of 2009 due to the absence of historical precedents relative to the current economic environment as well as the uncertainty concerning the impacts of our temporary suspension of foreclosure transfers of occupied homes and loan modification initiatives under the MHA Program. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for further information. Table 54 summarizes our loan loss reserves activity for guaranteed loans and those mortgage loans held in our mortgage-related investments portfolio, in total.

87	Freddie Mac

Table 54 — Loan Loss Reserves Activity

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Single-			Single-
	family	Multifamily	Total	family	Multifamily	Total
	(in millions)

Total loan loss reserves:(1)
Beginning balance	$24,867	$330	$25,197	$5,735	$78	$5,813
Provision for credit losses	7,488	89	7,577	5,688	14	5,702
Charge-offs, gross(2)	(2,774)	(15)	(2,789)	(1,092)	(5)	(1,097)
Recoveries(3)	619	—	619	236	—	236
Transfers, net(4)	(1,026)	—	(1,026)	(434)	—	(434)

Ending balance	$29,174	$404	$29,578	$10,133	$87	$10,220

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Single-			Single-
	family	Multifamily	Total	family	Multifamily	Total
	(in millions)

Total loan loss reserves:(1)
Beginning balance	$15,341	$277	$15,618	$2,760	$62	$2,822
Provision for credit losses	21,421	146	21,567	9,449	30	9,479
Charge-offs, gross(2)	(6,448)	(19)	(6,467)	(2,018)	(5)	(2,023)
Recoveries(3)	1,481	—	1,481	548	—	548
Transfers, net(4)	(2,621)	—	(2,621)	(606)	—	(606)

Ending balance	$29,174	$404	$29,578	$10,133	$87	$10,220

Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities			1.48%			0.53%

(1)	Include reserves for loans held-for-investment in our mortgage-related investments portfolio and reserves for guarantee losses on PCs.
(2)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our mortgage-related investments portfolio at the time of resolution. Charge-offs presented above exclude $82 million and $81 million for the three month periods ended September 30, 2009 and 2008, respectively, and $187 million and $332 million for the nine month periods ended September 30, 2009 and 2008, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations.
(3)	Recoveries of charge-offs primarily resulting from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	Consist primarily of: (a) the transfer of an amount of the recognized reserves for guaranteed losses related to PC pools associated with loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase; (b) approximately $— million and $375 million during the three and nine months ended September 30, 2009 related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; and (c) amounts attributable to uncollectible interest on mortgage loans in our mortgage-related investments portfolio and underlying our PCs and Structured Securities.

The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $29.2 billion and $0.4 billion, respectively, as of September 30, 2009. Our total loan loss reserves increased in both the first nine months of 2009 and the first nine months of 2008 as we recorded additional reserves primarily to reflect increases in loss severity and increased estimates of incurred losses based on an observed increase in delinquency rates for single-family loans. We made a change in our methodology for estimating loan loss reserves during the second quarter of 2009. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES” in our consolidated financial statements for information on this change.

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

88	Freddie Mac

our actual results. For more information, see “MD&A — CREDIT RISKS — Credit Risk Sensitivity” in our 2008 Annual Report. Our quarterly credit risk sensitivity estimates are as follows:

Table 55 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
		NPV		NPV
	NPV(3)	Ratio(4)	NPV(3)	Ratio(4)
	(dollars in millions)

At:
September 30, 2009	$12,140	64.7 bps	$11,006	58.7 bps
June 30, 2009	$12,076	65.3 bps	$10,827	58.6 bps
March 31, 2009	$11,900	64.9 bps	$10,423	56.8 bps
December 31, 2008(5)	$9,981	54.4 bps	$8,591	46.8 bps
September 30, 2008	$5,948	32.3 bps	$5,230	28.4 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family mortgage portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family mortgage portfolio, defined in note (3) above.
(5)	The significant increase in our credit risk sensitivity estimates beginning in the fourth quarter of 2008 was primarily attributable to changes in our assumptions employed to calculate the credit risk sensitivity disclosure. Given deterioration in housing fundamentals, at the end of 2008, we modified our assumptions for forecasted home prices subsequent to the immediate 5% decline. We also modified our assumptions to reflect the increasing proportion of borrowers whose homes are currently worth less than the related outstanding indebtedness.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud and failures of the technology used to support our business activities. Our risk of operational failure may be increased by vacancies in officer and key business unit positions and failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely financial reporting, or result in other adverse consequences.

Our business processes are highly dependent on our use of business and financial models. Although we have strengthened our model oversight and governance processes to validate model assumptions, code, theory and the system applications that utilize our models, the complexity and recent changes in our models and the impact of the ongoing turmoil in the housing and credit markets create additional risk regarding the reliability of our model estimates.

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

As a result of management’s evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009, at a reasonable level of assurance. For additional information on our disclosure controls and procedures and related material weaknesses in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

89	Freddie Mac

Adoption of SFAS 166 and SFAS 167

Effective January 1, 2010, we will adopt: (i) the amendment to the accounting standards for transfers of financial assets (SFAS 166), which changes the accounting standards on transfer and servicing of financial assets (FASB ASC 860); and (ii) the amendment to the accounting standards on consolidations (SFAS 167), which changes the consolidation guidance related to variable interest entities. We expect that the adoption of these two amendments will have a significant impact on our consolidated financial statements.

Upon adoption of these standards, we will be required to consolidate our single-family PC trusts and some of our Structured Transactions in our financial statements, which could have a significant negative impact on our net worth and could result in additional draws under the Purchase Agreement.

We expect to prospectively recognize on our consolidated balance sheets the mortgage loans underlying the majority of our single-family PCs and some of our Structured Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. Correspondingly, we also expect to prospectively recognize the related PCs and Structured Transactions held by third parties as debt securities of consolidated trusts. As these PC trusts and Structured Transactions will be recorded on our balance sheets as mortgage loans, our management and guarantee fee will not be distinguished from the interest income collected on those loans and will be included in net interest income on our consolidated statements of operations. Since the PC trusts and Structured Transactions will be consolidated and the underlying mortgage loans and trust debt will be recorded on our consolidated balance sheets, several other line items related to our guarantee and the PC trusts and Structured Transactions will no longer be material to our consolidated statements of operations or will be substantially eliminated as a result of consolidation. These include gains (losses) on guarantee asset, income on guarantee obligation, trust management income and losses on loans purchased.

The adoption of SFAS 167 will reduce contributors to volatility in our consolidated statements of operations. Several fair-value based items, such as gains (losses) on guarantee asset, losses on loans purchased and gains (losses) on investments, related to purchases of the debt securities issued by PC trusts and Structured Transactions, will be reduced or substantially eliminated. However, there may be new sources of volatility introduced into our consolidated statements of operations. For consolidated PC trusts and Structured Transactions, the purchase of a debt security issued by these consolidated entities will be accounted for as an extinguishment of debt, resulting in gain (loss) on extinguishment. We also anticipate continued volatility in our results due to significant income statement line items that will continue to be interest rate and fair value dependent, such as net interest income and derivative gains (losses).

The adoption of these two amendments would significantly increase our required level of capital under existing regulatory capital rules, which are not binding during conservatorship as our Conservator has suspended regulatory capital classification of us.

Implementation of these amendments will require significant operational and systems changes. It may be difficult for us to implement all such changes in a controlled manner by the effective date.

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

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs, Structured Securities and other mortgage-related financial guarantees is primarily represented by the unpaid principal balance of the related loans and securities held by third parties, which was $1,459 billion and $1,403 billion at September 30, 2009 and December 31, 2008, respectively. Based on our historical credit losses, which in the third quarter of 2009 averaged approximately 44.3 basis points of the aggregate unpaid principal balance of PCs and Structured Securities, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees. The maximum exposure does not take into consideration the recovery we would receive through exercising our rights to the collateral

90	Freddie Mac

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

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives and their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business which we principally fulfill by executing PC guarantees in swap transactions and, to a lesser extent, commitments to purchase multifamily mortgage loans and revenue bonds that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $363.5 billion and $216.5 billion at September 30, 2009 and December 31, 2008, respectively. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Mortgage Seller/Servicers” for further information. These mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $12.4 billion and $12.3 billion at September 30, 2009 and December 31, 2008, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in our cash and other investments portfolio in excess of these commitments to advance funds. At both September 30, 2009 and December 31, 2008, there were no liquidity guarantee advances outstanding.

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

Fair Value Measurements

The amendment to the accounting standards for fair value measurements and disclosures, which we adopted on January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding fair value hierarchy and measurements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2008 Annual Report.

The three levels of the fair value hierarchy under the amendment to the accounting standards for fair value measurements and disclosures are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted market prices that are

91	Freddie Mac

observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

We categorize assets and liabilities that we measured and reported at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In formulating our judgments, we review ranges of third party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable in active markets or whether the markets are inactive.

While the non-agency mortgage-related securities market remained weak for the nine months ended September 30, 2009 with low transaction volumes, wide credit spreads and limited transparency, we value our non-agency mortgage-related securities based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding to us or our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We generally have discussions with our dealers and pricing service vendors on a quarterly basis to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are not valid based on our validation processes.

92	Freddie Mac

Table 56 below summarizes our assets and liabilities measured at fair value on a recurring basis by level in the valuation hierarchy at September 30, 2009.

Table 56 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At September 30, 2009
	Total GAAP
	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$237,387	—%	91%	9%
Subprime	35,551	—	—	100
Commercial mortgage-backed securities	53,717	—	—	100
Option ARM	7,236	—	—	100
Alt-A and other	13,325	—	—	100
Fannie Mae	37,799	—	99	1
Obligations of states and political subdivisions	11,957	—	—	100
Manufactured housing	901	—	—	100
Ginnie Mae	363	—	94	6

Total mortgage-related securities	398,236	—	63	37
Non-mortgage-related securities:
Asset-backed securities	4,538	—	99	1

Total available-for-sale securities, at fair value	402,774	—	64	36
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	187,675	—	99	1
Fannie Mae	33,976	—	96	4
Ginnie Mae	192	—	85	15
Other	28	—	—	100

Total mortgage-related securities	221,871	—	98	2
Non-mortgage-related securities:
Asset-backed securities	1,344	—	100	—
Treasury Bills	12,394	100	—	—
FDIC-guaranteed corporate medium-term notes	250	—	—	100

Total non-mortgage-related securities	13,988	89	9	2

Total trading securities, at fair value	235,859	5	93	2

Total investments in securities	638,633	2	75	23
Mortgage Loans:
Held-for-sale, at fair value	1,572	—	—	100
Derivative assets, net(1)	162	—	99	1
Guarantee asset, at fair value	8,722	—	—	100

Total assets carried at fair value on a recurring basis(1)	$649,089	2	74	24

Liabilities:
Debt securities recorded at fair value	$9,082	—	100	—
Derivative liabilities, net(1)	949	—	99	1

Total liabilities carried at fair value on a recurring basis(1)	$10,031	—	99	1

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At September 30, 2009, we measured and recorded on a recurring basis $160.0 billion, or approximately 24% of total assets, at fair value using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 assets primarily consist of certain agency and non-agency residential mortgage-related securities, CMBS, our guarantee asset and multifamily held-for-sale mortgage loans. We also measured and recorded on a recurring basis $0.3 billion of derivative liabilities, net, or approximately 1% of total liabilities, at fair value using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy.

In the third quarter of 2009, our Level 3 assets increased by $5.8 billion, mainly attributable to changes in the fair value of our non-agency mortgage-related securities, particularly due to price increases in CMBS and Alt-A and other, and increases in the fair value of management and guarantee fees we expect to receive over the life of the financial guarantee. Our net transfer of Level 2 assets to Level 3 during the third quarter of 2009 was $(30) million.

During the nine months ended September 30, 2009, our Level 3 assets increased by $46.6 billion primarily due to the transfer of CMBS securities from Level 2 to Level 3 given the continued weakness in the market for non-agency

93	Freddie Mac

CMBS, as evidenced by low transaction volumes and wide spreads, as investor demand for these assets remained limited. As a result, we continued to observe significant variability in the quotes received from dealers and third-party pricing services. Consequently, we transferred $47.0 billion of Level 2 assets to Level 3 during the nine months ended September 30, 2009. These transfers were primarily within non-agency CMBS in the first quarter of 2009 where inputs that are significant to their valuation became limited or unavailable, as previously discussed. We recorded a gain of $3.9 billion, primarily in AOCI, on these transferred assets during the nine months ended September 30, 2009, which were included in our Level 3 reconciliation. We believe that the cumulative unrealized losses on non-agency CMBS at September 30, 2009 were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. We concluded that the unrealized losses on such securities were temporary, as we do not intend to sell these securities, it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses and we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities. See “NOTE 4: INVESTMENTS IN SECURITIES — Evaluation of Other-Than-Temporary Impairments” to our consolidated financial statements for further information about our evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairments. See “NOTE 14: FAIR VALUE DISCLOSURES — Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” to our consolidated financial statements for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “RISK MANAGEMENT — Credit Risks” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio.”

Consideration of Credit Risk in Our Valuation of Assets and Liabilities

We consider credit risk in the valuation of our assets and liabilities with the credit risk of the counterparty considered in asset valuations and our own institutional credit risk considered in liability valuations. For foreign-currency denominated debt with the fair value option elected, we considered our own credit risk as a component of the fair value determination. For foreign-currency denominated debt with the fair value option elected, the total fair value changes were net gains (losses) of $(239) million and $(569) million for the three and nine months ended September 30, 2009, respectively. Of these amounts, $(3) million and $(199) million were attributable to changes in the instrument-specific credit risk for the three and nine months ended September 30, 2009, respectively. The changes in fair value attributable to changes in instrument-specific credit risk were determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

For multifamily held-for-sale loans with the fair value option elected, we considered the credit risk of the borrower. We recorded $(1) million and $(29) million of fair value changes in gains (losses) on investment activity in our consolidated statements of operations during the three and nine months ended September 30, 2009. These amounts reflect $(29) million and $20 million attributable to changes in the instrument-specific credit risk for the three and nine months ended September 30, 2009, respectively. The gains and losses attributable to changes in instrument-specific credit risk related to our multifamily held-for-sale loans were determined primarily from the changes in OAS level.

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

OUR PORTFOLIOS

Total Mortgage Portfolio

During the nine months ended September 30, 2009 and 2008, our total mortgage portfolio grew at an annualized rate of 2% and 6%, respectively. Our new business purchases consist of mortgage loans and non-Freddie Mac mortgage-related securities that are purchased for our mortgage-related investments portfolio or serve as collateral for our issued PCs and Structured Securities. During the nine months ended September 30, 2009, our purchases of fixed-rate product as a percentage of our total purchases increased while our purchases of ARMs and interest-only products decreased. Purchase volume associated with single-family refinance-loans was approximately $91.1 billion for the third quarter of 2009, or 75% of the single-family volume during the period. March 2009 was our largest refinance month since 2003, a year in which interest rates for residential mortgages also moved sharply downward. We began the

94	Freddie Mac

purchase of refinance mortgages originated under The Freddie Mac Relief Refinance Mortgagesm program in April 2009 and purchased approximately $14.9 billion in unpaid principal balance of these loans in the third quarter of 2009.

Table 57 presents the composition of our total mortgage portfolio and the various segment portfolios.

Table 57 — Freddie Mac’s Total Mortgage Portfolio and Segment Portfolio Composition(1)

	September 30,	December 31,
	2009	2008
	(in millions)

Total mortgage portfolio:
Mortgage-related investments portfolio:
Single-family mortgage loans	$50,649	$38,755
Multifamily mortgage loans	81,230	72,721

Total mortgage loans	131,879	111,476

Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	403,490	424,524

Non-Freddie Mac mortgage-related securities, agency	68,050	70,852
Non-Freddie Mac mortgage-related securities, non-agency	180,752	197,910

Total non-Freddie Mac mortgage-related securities	248,802	268,762

Total mortgage-related investments portfolio(2)	784,171	804,762

Guaranteed PCs and Structured Securities held by third parties:
Single-family PCs and Structured Securities	1,437,347	1,381,531
Single-family Structured Transactions	6,793	7,586
Multifamily PCs and Structured Securities	12,706	12,768
Multifamily Structured Transactions	1,685	829

Total guaranteed PCs and Structured Securities held by third parties	1,458,531	1,402,714

Total mortgage portfolio	$2,242,702	$2,207,476

Guaranteed PCs and Structured Securities:
In our mortgage-related investments portfolio	$403,490	$424,524
Held by third parties	1,458,531	1,402,714

Total Guaranteed PCs and Structured Securities	$1,862,021	$1,827,238

Segment portfolios:
Investments — Mortgage-related investments portfolio:
Single-family mortgage loans	$50,649	$38,755
Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	403,236	424,220
Non-Freddie Mac mortgage-related securities in the mortgage-related investments portfolio	185,753	203,829

Total Investments — Mortgage-related investments portfolio(3)	639,638	666,804

Single-family Guarantee — Credit guarantee portfolio:
Single-family PCs and Structured Securities in the mortgage-related investments portfolio	382,403	405,375
Single-family PCs and Structured Securities held by third parties	1,437,347	1,381,531
Single-family Structured Transactions in the mortgage-related investments portfolio	19,117	17,072
Single-family Structured Transactions held by third parties	5,822	6,513
Single-family Structured Securities backed by Ginnie Mae Certificates	986	1,089

Total Single-family Guarantee — Credit guarantee portfolio	$1,845,675	$1,811,580

Multifamily — Guarantee portfolio:
Multifamily PCs and Structured Securities	14,661	14,829
Multifamily Structured Transactions	1,685	829

Total Multifamily — Guarantee portfolio	16,346	15,658
Multifamily investment securities portfolio	63,303	65,237
Multifamily loan portfolio	81,230	72,721

Total Multifamily portfolios	160,879	153,616

Less: Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio(4)	(403,490)	(424,524)

Total mortgage portfolio	$2,242,702	$2,207,476

(1)	Based on unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not the unpaid principal of the underlying mortgage loans. Mortgage loans held in our mortgage-related investments portfolio reflect the unpaid principal balance of the loan.
(2)	See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage Loans and Mortgage-Related Securities in our Mortgage-Related Investments Portfolio” for a reconciliation of our mortgage-related investments portfolio amounts shown in this table to the amounts shown under such caption in conformity with GAAP on our consolidated balance sheets.
(3)	Includes certain assets related to Single-family Guarantee activities and Multifamily activities.
(4)	The amount of PCs and Structured Securities in our mortgage-related investments portfolio is included in both our segments’ mortgage-related and guarantee portfolios and thus deducted in order to reconcile to our total mortgage portfolio. These securities are managed by the Investments segment, which receives related interest income; however, the Single-family and Multifamily segments manage and receive associated management and guarantee fees.

95	Freddie Mac

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

During the nine months ended September 30, 2009, we entered into $1.0 billion of long-term standby commitments for mortgage assets held by third parties. Under these commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We terminated $5.7 billion and $18.8 billion of our previously issued long-term standby commitments in the nine months ended September 30, 2009 and 2008, respectively. The majority of the loans previously covered by these commitments were subsequently securitized as PCs or Structured Securities.

Table 58 presents the distribution of underlying mortgage assets for our issued PCs, Structured Securities and other mortgage-related guarantees.

Table 58 — Issued Guaranteed PCs and Structured Securities(1)

	September 30,	December 31,
	2009	2008
	(in millions)

Single-family:
Conventional:
40-year amortizing fixed-rate	$1,666	$1,894
30-year amortizing fixed-rate	1,302,110	1,214,871
20-year amortizing fixed-rate	58,990	67,215
15-year amortizing fixed-rate	244,074	246,089
ARMs/adjustable-rate	64,033	80,771
Option ARMs(2)	1,431	1,551
Interest-only(3)	137,756	159,645
Balloon/resets	6,395	10,967
Conforming jumbo(4)	1,885	2,475
FHA/VA	1,257	1,310
USDA Rural Development and other federally guaranteed loans	153	118

Total single-family(5)	1,819,750	1,786,906
Multifamily:
Conventional and other	14,661	14,829

Total multifamily	14,661	14,829
Structured Securities backed by non-Freddie Mac mortgage-related securities:
Ginnie Mae Certificates(6)	986	1,089
Structured Transactions(7)	26,624	24,414

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	27,610	25,503

Total guaranteed PCs and Structured Securities	$1,862,021	$1,827,238

(1)	Based on unpaid principal balance of the securities and excludes mortgage-related securities traded, but not yet settled. Also includes long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when these loans meet certain delinquency criteria.
(2)	Excludes option ARM mortgage loans that back our Structured Transactions. See endnote (7) for additional information.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Consists of loans purchased under the Economic Stimulus Act of 2008, which temporarily increased the conforming loan limits in certain “high-cost” areas for single-family mortgages originated from July 1, 2007 through December 31, 2008. Under the Reform Act, separate limits for high-cost areas became permanent in 2009, and we refer to loans we purchase in 2009, with unpaid principal balances in excess of the $417,000 nationwide base limit, as super-conforming mortgages.
(5)	There were $19.8 billion of super-conforming mortgages underlying our guaranteed PCs and Structured Securities as of September 30, 2009. The super-conforming mortgages underlying our guaranteed PCs and Structured Securities have been allocated to the appropriate single-family conventional classification.
(6)	Ginnie Mae Certificates that underlie the Structured Securities are backed by FHA/VA loans.
(7)	Represents Structured Securities backed by non-agency securities that include prime, FHA/VA and subprime mortgage loan issuances. Includes $9.9 billion and $10.8 billion of securities backed by option ARM mortgage loans at September 30, 2009 and December 31, 2008, respectively.

96	Freddie Mac

Table 59 summarizes purchases into our total mortgage portfolio.

Table 59 — Total Mortgage Portfolio Activity(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Purchase		Purchase		Purchase		Purchase
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)

New business purchases:
Single-family mortgage purchases:
Conventional:
40-year amortizing fixed-rate	$1	<1%	$99	<1%	$55	<1%	$604	<1%
30-year amortizing fixed-rate	98,671	79	54,716	73	321,537	80	241,167	72
20-year amortizing fixed-rate	2,451	2	1,038	1	9,899	2	6,637	2
15-year amortizing fixed-rate	18,088	15	5,007	7	49,147	12	26,375	8
ARMs/adjustable-rate(2)	766	1	2,856	4	1,066	1	10,432	3
Interest-only(3)	193	<1	3,824	5	570	<1	21,884	7
Balloon/resets(4)	—	—	14	<1	1	<1	138	<1
Conforming jumbo(5)	—	—	1,613	2	91	<1	2,084	1
FHA/VA(6)	339	<1	191	<1	1,034	1	433	<1
USDA Rural Development and other federally guaranteed loans	261	<1	76	<1	472	<1	167	<1

Total single-family(7)	120,770	97	69,434	92	383,872	96	309,921	93

Multifamily:
Conventional and other	3,628	3	6,009	8	11,899	3	17,748	5

Total multifamily	3,628	3	6,009	8	11,899	3	17,748	5

Total mortgage purchases	124,398	100	75,443	100	395,771	99	327,669	98

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Single-family:
Ginnie Mae Certificates	7	<1	4	<1	41	<1	6	<1
Structured Transactions	—	—	—	—	4,705	1	8,245	2
Multifamily:
Structured Transactions	—	—	—	—	985	<1	—	—

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	7	<1	4	<1	5,731	1	8,251	2

Total single-family and multifamily mortgage purchases and total non-Freddie Mac mortgage-related securities purchased for Structured Securities	124,405	100%	75,447	100%	401,502	100%	335,920	100%

Non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio:
Agency securities:
Fannie Mae:
Fixed-rate	269		11,150		39,796		29,412
Variable-rate	106		1,023		2,669		16,832

Total Fannie Mae	375		12,173		42,465		46,244

Ginnie Mae fixed-rate:	—		—		27		—

Total agency mortgage-related securities	375		12,173		42,492		46,244

Non-agency securities:
Single-family:
Fixed-rate	—		—		—		—
Variable-rate	—		—		—		618

Total single-family	—		—		—		618

Commercial mortgage-backed securities:
Fixed-rate	—		—		—		547
Variable-rate	—		—		—		660

Total commercial mortgage-backed securities	—		—		—		1,207

Mortgage revenue bonds:
Fixed-rate	84		22		179		81
Variable-rate	—		—		—		—

Total mortgage revenue bonds	84		22		179		81

Total non-agency mortgage-related securities	84		22		179		1,906

Total non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio	459		12,195		42,671		48,150

Total new business purchases	$124,864		$87,642		$444,173		$384,070

Mortgage purchases with credit enhancements(8)	7%		23%		7%		22%
Mortgage liquidations	$122,395		$66,689		$375,988		$260,665
Mortgage liquidations rate (annualized)(9)	22%		12%		23%		17%
Freddie Mac securities repurchased into the mortgage-related investments portfolio:
Single-family:
Fixed-rate	$38,873		$20,032		$169,135		$111,130
Variable-rate	4,852		1,906		5,369		23,406

Total Freddie Mac securities repurchased into the mortgage-related investments portfolio	$43,725		$21,938		$174,504		$134,536

(1)	Based on unpaid principal balances. Excludes mortgage loans and mortgage-related securities traded but not yet settled. Also excludes net additions to our mortgage-related investments portfolio for delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Represents mortgages whose terms require lump sum principal payments on contractually determined future dates unless the borrower qualifies for and elects an extension of the maturity date at an adjusted interest-rate.
(5)	Consists of loans purchased under the Economic Stimulus Act of 2008, which temporarily increased the conforming loan limits in certain “high-cost” areas for single-family mortgages originated from July 1, 2007 through December 31, 2008. Under the Reform Act, the differing limits in high-cost areas became permanent in 2009, and we refer to loans we purchase in 2009, with unpaid principal balances in excess of the $417,000 nationwide base limit, as super-conforming mortgages.
(6)	Excludes FHA/VA loans that back Structured Transactions.
(7)	Includes $20.2 billion in purchases of super-conforming mortgages during the first nine months of 2009. The super-confirming mortgages purchased in the first nine months of 2009 have been allocated to the appropriate single-family conventional classification.
(8)	Excludes mortgage-related securities backed by Ginnie Mae Certificates.
(9)	Based on the total mortgage portfolio.

97	Freddie Mac

Cash and Other Investments Portfolio

Our cash and other investments portfolio consists of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage-related investment securities. Our cash and other investments portfolio totaled $83.7 billion and $64.3 billion on our consolidated balance sheets at September 30, 2009 and December 31, 2008, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Other Investments Portfolio” for further information on this portfolio.

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements” pertaining to the conservatorship and our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “believe,” “intend,” “could,” “future” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” sections of our Form 10-Q for the quarter ended March 31, 2009 and our 2008 Annual Report, and:

•	the actions FHFA, Treasury, the Federal Reserve and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business, including the adequacy of Treasury’s commitment under the Purchase Agreement and our ability to pay the dividends in cash on the senior preferred stock;

•	our ability to maintain adequate liquidity to fund our operations following: (i) the expiration of the Lending Agreement and the completion of the purchase programs of the Federal Reserve and Treasury; or (ii) changes in any other support provided to us by the Federal Reserve, Treasury or FHFA;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company and whether we will be placed into receivership, regulations under the Reform Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage industry, including legislative, regulatory or judicial action at the federal or state level, including changes to bankruptcy laws or the foreclosure process in individual states;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses, expenses and the size of our mortgage-related investments portfolio;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including changes in employment rates and interest rates;

•	changes in the U.S. residential mortgage market, including the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market and changes in home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

98	Freddie Mac

•	our ability to effectively identify and manage credit, interest rate and other risks in our business, including changes in the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	our ability to effectively identify, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties, or consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the risk that we may not be able to maintain the continued listing of our common and exchange-listed issues of preferred stock on the NYSE;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business and spreads we expect to earn;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies or estimates, such as the operational and systems changes that will be necessary to implement SFAS 166, an amendment to the accounting standards for transfers of financial assets, and SFAS 167, an amendment to the accounting standards on consolidation of variable interest entities;

•	the availability of options, interest rate and currency swaps and other derivative financial instruments of the types and quantities and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	the ability of our financial, accounting, data processing and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, our Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009 or our 2008 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update forward-looking statements we make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

99	Freddie Mac

RISK MANAGEMENT AND DISCLOSURE COMMITMENTS

In October 2000, we announced our adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA that updated these commitments and set forth a process for implementing them. A copy of the letters between us and FHFA dated September 1, 2005 constituting the written agreement has been filed as an exhibit to our Registration Statement on Form 10, filed with the SEC on July 18, 2008, and is available on the Investor Relations page of our website at www.freddiemac.com/investors/secfilings/index.html.

Our periodic Issuance of Subordinated Debt disclosure commitment was suspended by FHFA in a letter dated November 8, 2008 during the term of conservatorship and thereafter until directed otherwise. In a letter dated March 18, 2009, FHFA notified us that FHFA was suspending the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that (i) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities and (ii) we will continue to provide interest rate risk and credit risk disclosures in our periodic public reports. For the nine months ended September 30, 2009, our duration gap averaged zero month, PMVS-L averaged $479 million and PMVS-YC averaged $91 million. Our 2009 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our website, www.freddiemac.com/investors/volsum, and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risks — Credit Risk Sensitivity.” We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk and Other Market Risks

Our mortgage-related investments portfolio activities expose us to interest rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities held in our mortgage-related investments portfolio, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to such assets versus the timing of payment of cash flows related to our liabilities. Our credit guarantee activities also expose us to interest rate risk because changes in interest rates can cause fluctuations in the fair value of our guarantee asset.

PMVS and Duration Gap

Our primary interest rate risk measures are PMVS and duration gap. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel moves in interest rates (PMVS-L) and the other to nonparallel movements (PMVS-YC). See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Sources of Interest-Rate Risk and Other Market Risks” in our 2008 Annual Report for further information on these risks and our related monitoring and mitigation activities.

Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. We periodically change the methodologies employed to calculate interest-rate risk sensitivity disclosures on a prospective basis to reflect refinements in the underlying estimation processes. In volatile environments such as that observed in 2009, where market conditions or underlying mortgage assumptions change rapidly, it is necessary to change our models more frequently. In 2009, for example, we made several changes to our mortgage prepayment model to reflect the impact of house price changes, the availability of mortgage credit and the impact of the MHA Program on mortgage prepayment behavior. While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, prepayment model, mortgage-to-debt OAS and foreign-currency risk. The impact of these other market risks can be significant.

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

100	Freddie Mac

making these calculations, we do not consider the sensitivity to interest-rate changes of the following assets and liabilities:

•	Credit guarantee portfolio. We do not consider the sensitivity of the fair value for all components of the credit guarantee portfolio to changes in interest rates, because we believe the expected benefits from replacement business provide an adequate hedge against interest-rate changes over time.

•	Other assets with minimal interest-rate sensitivity. We do not include certain other assets, primarily non-financial instruments such as fixed assets and REO, because we estimate their impact on PMVS and duration gap to be minimal.

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

Limitations of Market Risk Measures

There are inherent limitations in any methodology used to estimate exposure to changes in market interest rates. Our sensitivity analyses for PMVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect on our financial instruments, most notably expected future business activities and strategic actions that management may take to manage interest rate risk. In addition, when market conditions change rapidly and dramatically, as they have during 2009, the assumptions that we use in our models for our sensitivity analyses may not keep pace with changing conditions. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

PMVS Results

Table 60 provides estimated point-in-time PMVS-L and PMVS-YC results. Table 60 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. As a result, as interest rate volatility increases, the duration of the mortgage assets will change more rapidly. Accordingly, as shown in Table 60, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at September 30, 2009, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve. Because of our expectations for higher mortgage refinance activity, in part due to our introduction of the Freddie Mac Relief Refinance Mortgagesm product in April 2009, the prepayment risk, or negative convexity, of our mortgage assets increased significantly. In order to reduce this risk, we increased our swaption purchase activity during the second and third quarters of 2009. Nevertheless, as shown in Table 60, the PMVS-L sensitivities are significantly higher at September 30, 2009 than at December 31, 2008 in both cases assuming a 50 and 100 basis points shift in the LIBOR curve.

Table 60 — PMVS Results and Sensitivities

	Potential Pre-Tax Loss in
	Portfolio Market Value
	PMVS-YC	PMVS-L
	25 bps	50 bps
	(in millions)

PMVS, Average For the Three Months Ended:
September 30, 2009	$95	$557
September 30, 2008	70	338

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

PMVS, Assuming Shifts of the LIBOR Yield Curve At:
September 30, 2009	$31	$320	$1,280
December 31, 2008	136	141	108

101	Freddie Mac

Derivatives have enabled us to keep our interest rate risk exposure at consistently low levels in a wide range of interest rate environments. Table 61 shows that the low PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest rate risk exposure.

Table 61 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
September 30, 2009	$2,648	$320	$(2,328)
December 31, 2008	2,708	141	(2,567)

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

Duration Gap Results

Our estimated average duration gap for both the months of September 2009 and December 2008 was zero and one month, respectively. Duration gap measures the difference in price sensitivity to interest rate changes between our assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six-month duration and liabilities with a five-month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets approximates the duration of our liabilities. Multiplying duration gap (expressed as a percentage of a year) by the fair value of our assets will provide an indication of the change in the fair value of our equity resulting from a 1% change in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures. Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009, at a reasonable level of assurance, for the following reasons:

•	Our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws; and

•	We implemented controls that we believe will be sufficient to remediate the material weakness in our counterparty credit risk analysis process; however, we have not yet completed our governance procedures over the changes we made. These procedures may identify the need for additional control remediation work, although no significant matters have been identified to date.

We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship. As noted below, we also consider this situation to continue to be a material weakness in our internal control over financial reporting.

102	Freddie Mac

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2009

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	On August 10, 2009, Charles E. Haldeman, Jr. began serving as our Chief Executive Officer and as a member of our Board of Directors.

•	On September 22, 2009, we announced that Ross J. Kari was appointed Chief Financial Officer, effective October 12, 2009.

Material Weaknesses

As of June 30, 2009, we had two material weaknesses in internal control over financial reporting. The descriptions of our material weaknesses and our progress as of September 30, 2009 toward their remediation are summarized below. We report progress toward remediation in the following stages:

•	In process — We are in the process of designing and implementing controls to correct identified internal control deficiencies and conducting ongoing evaluations to ensure all deficiencies have been identified.

•	Remediation activities implemented — We have designed and implemented the controls that we believe are necessary to remediate the identified internal control deficiencies.

•	Remediated — After a sufficient period of operation of the controls implemented to remediate the control deficiencies, management has evaluated the controls and found them to be operating effectively.

Remediation
Progress as of
Material Weaknesses — Original Observations	September 30, 2009

Policy Updates
Our disclosure controls and procedures have not provided adequate mechanisms for information known to FHFA that may have financial statement disclosure ramifications to be communicated to management.	In process(1)
Counterparty Credit Risk Analysis
Our counterparty credit risk analysis impacts significant estimates and judgments in our financial reporting affecting single-family loan loss reserves and other-than-temporary impairments of available-for-sale securities. The controls over these processes have not been adequately designed or documented to mitigate the significantly increased risks associated with the processes. While compensating controls mitigated these risks, the risk of a material error in the consolidated financial statements has not been sufficiently reduced.	In process

(1)	Based on discussions with FHFA and the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. See “Description of Progress Toward Remediating Material Weaknesses — Policy Updates” for additional information.

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

Due to these circumstances, we have not been able to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of September 30, 2009.

103	Freddie Mac

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

However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this Form 10-Q, and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing this Form 10-Q, FHFA provided us with a written acknowledgement that it had reviewed the Form 10-Q, was not aware of any material misstatements or omissions in the Form 10-Q, and had no objection to our filing the Form 10-Q.

•	The Acting Director of FHFA has been in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group have met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

Counterparty Credit Risk Analysis

The actions we have taken as of September 30, 2009 to remediate this material weakness include:

•	We formalized appropriate requirements for analyzing the effect of counterparty credit risks in accordance with GAAP;

•	Based on the defined requirements, we evaluated and improved, as necessary, the processes, methodologies, key judgments and assumptions used to conduct counterparty credit risk analyses;

•	We established a governance framework over counterparty credit risk management policies, methodologies, assumptions, judgments and results; and

•	We updated the documentation of our processes and related design of controls.

We believe these actions will be sufficient to remediate the material weakness; however, we have not yet completed our governance procedures over the changes we made. These procedures may identify the need for additional control remediation work, although no significant matters have been identified to date.

In view of our mitigating activities related to our material weaknesses, including our remediation efforts through September 30, 2009, we believe that our interim consolidated financial statements for the quarter ended September 30, 2009, have been prepared in conformity with GAAP.

104	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

105	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in millions, except share-related amounts)

Interest income
Investments in securities	$8,080	$8,718	$25,574	$25,767
Mortgage loans	1,740	1,361	5,041	3,924
Other	45	390	214	894

Total interest income	9,865	10,469	30,829	30,585

Interest expense
Short-term debt	(333)	(1,468)	(2,026)	(5,149)
Long-term debt	(4,792)	(6,795)	(15,367)	(20,231)

Total interest expense	(5,125)	(8,263)	(17,393)	(25,380)
Expense related to derivatives	(278)	(362)	(860)	(1,034)

Net interest income	4,462	1,844	12,576	4,171

Non-interest income (loss)
Management and guarantee income (includes interest on guarantee asset of $235, $299, $735 and $757, respectively)	800	832	2,290	2,378
Gains (losses) on guarantee asset	580	(1,722)	2,241	(2,002)
Income on guarantee obligation	814	783	2,685	2,721
Derivative gains (losses)	(3,775)	(3,080)	(1,233)	(3,210)
Gains (losses) on investments:
Impairment-related:
Total other-than-temporary impairment of available-for-sale securities	(4,199)	(9,106)	(21,802)	(10,217)
Portion of other-than-temporary impairment recognized in AOCI	3,012	—	11,272	—

Net impairment of available-for-sale securities recognized in earnings	(1,187)	(9,106)	(10,530)	(10,217)
Other gains (losses) on investments	2,605	(641)	5,588	(1,638)

Total gains (losses) on investments	1,418	(9,747)	(4,942)	(11,855)
Gains (losses) on debt recorded at fair value	(238)	1,500	(568)	684
Gains (losses) on debt retirement	(215)	36	(475)	312
Recoveries on loans impaired upon purchase	109	91	229	438
Low-income housing tax credit partnerships	(479)	(121)	(752)	(346)
Trust management income (expense)	(155)	4	(600)	(12)
Other income	59	21	170	159

Non-interest income (loss)	(1,082)	(11,403)	(955)	(10,733)

Non-interest expense
Salaries and employee benefits	(230)	(133)	(658)	(605)
Professional services	(91)	(61)	(215)	(188)
Occupancy expense	(16)	(16)	(49)	(49)
Other administrative expenses	(96)	(98)	(266)	(267)

Total administrative expenses	(433)	(308)	(1,188)	(1,109)
Provision for credit losses	(7,577)	(5,702)	(21,567)	(9,479)
Real estate owned operations income (expense)	96	(333)	(219)	(806)
Losses on loans purchased	(531)	(252)	(3,742)	(423)
Securities administrator loss on investment activity	—	(1,082)	—	(1,082)
Other expenses	(97)	(89)	(272)	(284)

Non-interest expense	(8,542)	(7,766)	(26,988)	(13,183)

Income (loss) before income tax benefit (expense)	(5,162)	(17,325)	(15,367)	(19,745)
Income tax benefit (expense)	149	(7,970)	1,270	(6,518)

Net loss	(5,013)	(25,295)	(14,097)	(26,263)
Less: Net (income) loss attributable to noncontrolling interest	1	—	2	(4)

Net loss attributable to Freddie Mac	$(5,012)	$(25,295)	$(14,095)	$(26,267)

Preferred stock dividends	(1,293)	(6)	(2,813)	(509)
Amount allocated to participating security option holders	—	—	—	(1)

Net loss attributable to common stockholders	$(6,305)	$(25,301)	$(16,908)	$(26,777)

Loss per common share:
Basic	$(1.94)	$(19.44)	$(5.20)	$(30.90)
Diluted	$(1.94)	$(19.44)	$(5.20)	$(30.90)
Weighted average common shares outstanding (in thousands):
Basic	3,253,172	1,301,430	3,254,261	866,472
Diluted	3,253,172	1,301,430	3,254,261	866,472
Dividends per common share	$—	$—	$—	$0.50

The accompanying notes are an integral part of these unaudited consolidated financial statements.

106	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(in millions, except
	share-related amounts)

Assets
Cash and cash equivalents	$55,620	$45,326
Restricted cash	1,698	953
Federal funds sold and securities purchased under agreements to resell	9,550	10,150
Investments in securities:
Available-for-sale, at fair value (includes $11,594 and $21,302, respectively, pledged as collateral that may be repledged)	402,774	458,898
Trading, at fair value	235,859	190,361

Total investments in securities	638,633	649,259
Mortgage loans:
Held-for-sale, at lower-of-cost-or-fair-value (except $1,572 and $401 at fair value, respectively)	12,801	16,247
Held-for-investment, at amortized cost (net of allowances for loan losses of $974 and $690, respectively)	109,990	91,344

Total mortgage loans, net	122,791	107,591
Accounts and other receivables, net	6,070	6,337
Derivative assets, net	162	955
Guarantee asset, at fair value	8,722	4,847
Real estate owned, net	4,234	3,255
Deferred tax assets, net	12,443	15,351
Low-income housing tax credit partnerships equity investments	3,402	4,145
Other assets	3,276	2,794

Total assets	$866,601	$850,963

Liabilities and equity (deficit)
Liabilities
Accrued interest payable	$4,341	$6,504
Debt, net:
Short-term debt (includes $6,421 and $1,638 at fair value, respectively)	365,414	435,114
Long-term debt (includes $2,661 and $11,740 at fair value, respectively)	438,367	407,907

Total debt, net	803,781	843,021
Guarantee obligation	12,215	12,098
Derivative liabilities, net	949	2,277
Reserve for guarantee losses on Participation Certificates	28,604	14,928
Other liabilities	6,305	2,769

Total liabilities	856,195	881,597

Commitments and contingencies (Notes 1, 2, 10 and 11)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	14,800
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 648,335,201 shares and 647,260,293 shares outstanding, respectively	—	—
Additional paid-in capital	50	19
Retained earnings (accumulated deficit)	(25,171)	(23,191)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $17,837, net of taxes, of other-than-temporary impairments at September 30, 2009)	(23,108)	(28,510)
Cash flow hedge relationships	(3,084)	(3,678)
Defined benefit plans	(163)	(169)

Total AOCI, net of taxes	(26,355)	(32,357)
Treasury stock, at cost, 77,528,685 shares and 78,603,593 shares, respectively	(4,022)	(4,111)

Total Freddie Mac stockholders’ equity (deficit)	10,311	(30,731)
Noncontrolling interest	95	97

Total equity (deficit)	10,406	(30,634)

Total liabilities and equity (deficit)	$866,601	$850,963

The accompanying notes are an integral part of these unaudited consolidated financial statements.

107	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Nine Months Ended September 30,
	2009		2008
	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$14,800	—	$—
Senior preferred stock issuance	—	—	1	1,000
Increase in liquidation preference	—	36,900	—	—

Senior preferred stock, end of period	1	51,700	1	1,000

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109

Preferred stock, end of period	464	14,109	464	14,109

Common stock, at par value
Balance, beginning of year	726	—	726	152
Adjustment to par value	—	—	—	(152)

Common stock, end of period	726	—	726	—

Additional paid-in capital
Balance, beginning of year		19		871
Stock-based compensation		49		60
Income tax benefit from stock-based compensation		7		(13)
Common stock issuances		(88)		(60)
REIT preferred stock repurchase		—		4
Adjustment to common stock par value		—		152
Common stock warrant issuance		—		2,304
Commitment from the U.S. Department of the Treasury		—		(3,304)
Transfer from retained earnings (accumulated deficit)		63		—

Additional paid-in capital, end of period		50		14

Retained earnings (accumulated deficit)
Balance, beginning of year		(23,191)		26,909
Cumulative effect of change in accounting principle, net of taxes		—		1,023

Balance, beginning of year, as adjusted		(23,191)		27,932
Cumulative effect of change in accounting principle, net of taxes		14,996		—
Net loss attributable to Freddie Mac		(14,095)		(26,267)
Senior preferred stock dividends declared		(2,813)		—
Preferred stock dividends declared		—		(503)
Common stock dividends declared		—		(323)
Dividend equivalent payments on expired stock options		(5)		(6)
Transfer to additional paid-in capital		(63)		—

Retained earnings (accumulated deficit), end of period		(25,171)		833

AOCI, net of taxes
Balance, beginning of year		(32,357)		(11,143)
Cumulative effect of change in accounting principle, net of taxes		—		(850)

Balance, beginning of year, as adjusted		(32,357)		(11,993)
Cumulative effect of change in accounting principle, net of taxes		(9,931)		—
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		15,333		(14,143)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		594		501
Changes in defined benefit plans		6		1

AOCI, net of taxes, end of period		(26,355)		(25,634)

Treasury stock, at cost
Balance, beginning of year	79	(4,111)	80	(4,174)
Common stock issuances	(1)	89	(1)	57

Treasury stock, end of period	78	(4,022)	79	(4,117)

Noncontrolling interest
Balance, beginning of year		97		181
Net income (loss) attributable to noncontrolling interest		(2)		4
REIT preferred stock repurchase		—		(82)
Dividends and other		—		(6)

Noncontrolling interest, end of period		95		97

Total equity (deficit)		$10,406		$(13,698)

Comprehensive income (loss)
Net loss		$(14,097)		$(26,263)
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		15,933		(13,641)

Comprehensive income (loss)		1,836		(39,904)
Less: Comprehensive (income) loss attributable to noncontrolling interest		2		(4)

Total comprehensive income (loss) attributable to Freddie Mac		$1,838		$(39,908)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

108	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in millions)

Cash flows from operating activities
Net loss	$(14,097)	$(26,263)
Adjustments to reconcile net loss to net cash used for operating activities:
Derivative (gains) losses	(1,484)	2,207
Asset related amortization — premiums, discounts and basis adjustments	62	84
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	3,303	6,678
Net discounts paid on retirements of debt	(3,777)	(6,981)
Losses (gains) on debt retirement	475	(312)
Provision for credit losses	21,567	9,479
Low-income housing tax credit partnerships	752	346
Losses on loans purchased	3,742	423
Losses on investment activity	4,942	11,855
Losses (gains) on debt recorded at fair value	568	(684)
Deferred income tax (benefit) expense	(583)	5,959
Purchases of held-for-sale mortgages	(82,102)	(29,871)
Sales of held-for-sale mortgages	71,973	21,093
Repayments of held-for-sale mortgages	2,868	454
Change in:
Due to Participation Certificates and Structured Securities Trust	22	(558)
Accounts and other receivables, net	(1,168)	(1,185)
Accrued interest payable	(2,076)	(1,188)
Income taxes payable	(671)	(670)
Guarantee asset, at fair value	(3,875)	(87)
Guarantee obligation	41	268
Other, net	1,907	793

Net cash provided by (used for) operating activities	2,389	(8,160)

Cash flows from investing activities
Purchases of trading securities	(228,839)	(100,523)
Proceeds from sales of trading securities	137,234	67,222
Proceeds from maturities of trading securities	51,036	14,674
Purchases of available-for-sale securities	(13,365)	(168,108)
Proceeds from sales of available-for-sale securities	16,611	35,182
Proceeds from maturities of available-for-sale securities	68,741	175,446
Purchases of held-for-investment mortgages	(18,459)	(16,449)
Repayments of held-for-investment mortgages	4,925	4,906
Increase in restricted cash	(745)	(805)
Net payments of mortgage insurance and acquisitions and dispositions of real estate owned	(3,775)	(1,891)
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	600	(1,437)
Derivative premiums and terminations and swap collateral, net	(918)	(4,472)

Net cash provided by investing activities	13,046	3,745

Cash flows from financing activities
Proceeds from issuance of short-term debt	782,332	832,442
Repayments of short-term debt	(869,964)	(806,121)
Proceeds from issuance of long-term debt	285,920	218,830
Repayments of long-term debt	(237,274)	(197,623)
Proceeds from increase in liquidation preference of senior preferred stock	36,900	—
Payment of cash dividends on senior preferred stock, preferred stock and common stock	(2,813)	(826)
Excess tax benefits associated with stock-based awards	1	2
Payments of low-income housing tax credit partnerships notes payable	(243)	(600)
Other, net	—	(83)

Net cash (used for) provided by financing activities	(5,141)	46,021

Net increase in cash and cash equivalents	10,294	41,606
Cash and cash equivalents at beginning of period	45,326	8,574

Cash and cash equivalents at end of period	$55,620	$50,180

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$20,975	$27,868
Swap collateral interest	5	137
Derivative interest carry, net	361	261
Income taxes	(15)	1,230
Non-cash investing and financing activities:
Transfers from available-for-sale securities to trading securities	—	87,281
Held-for-sale mortgages securitized and retained as available-for-sale securities	1,087	—
Transfer from held-for-sale mortgages to held-for-investment mortgages	9,742	—
Issuance of senior preferred stock and warrant to purchase common stock to U.S. Department of the Treasury	—	1,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

109	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 with a public mission to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. We refer to our investments in mortgage loans and mortgage-related securities as our mortgage-related investments portfolio. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities by issuing Structured Securities to third-party investors. We also guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as assets on our balance sheets. Our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities. Our management activities are essential to and inseparable from our guarantee activities. We do not provide or charge for the activities separately. The management and guarantee fee is paid to us over the life of the related PCs and Structured Securities and reflected in earnings, as management and guarantee income, as it is accrued. Throughout our consolidated financial statements and related notes, we use certain acronyms and terms and refer to certain accounting pronouncements which are defined in the Glossary.

Conservatorship and Related Developments

We continue to operate under the direction of FHFA as our Conservator. During the conservatorship, the Conservator delegated certain authority to the Board of Directors to oversee, and to management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business.

We changed certain business practices and other non-financial objectives to provide support for the mortgage market in a manner that serves public policy, but that may not contribute to profitability. Some of these changes increase our expenses while others require us to forego revenue opportunities in the near term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement with Treasury, may adversely impact our results, including our segment results.

We are focused on meeting the urgent liquidity needs of the U.S. mortgage market, lowering costs for borrowers and supporting the recovery of the housing market and U.S. economy. By continuing to provide access to funding for mortgage originators and, indirectly, for mortgage borrowers and through our role in the Obama Administration’s initiatives, including the Making Home Affordable, or MHA, Program, we are working to meet the needs of the mortgage market: making homeownership and rental housing more affordable, reducing the number of foreclosures and helping families keep their homes.

At present, it is difficult for us to predict the full impact of the MHA Program on us. However, to the extent our borrowers participate in large numbers, the costs we incur, including the servicer and borrower incentive fees, could be substantial. Under HAMP, Freddie Mac will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury. See “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES — Delinquency Rate” for additional information on these incentive fees. In addition, we continue to devote significant internal resources to the implementation of the various initiatives under the MHA Program. It is not possible at present to estimate whether, and the extent to which, costs, incurred in the near term, will be offset by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

In October 2009, we announced our participation in the Housing Finance Agency initiative, which is a collaborative effort of Treasury, FHFA, Freddie Mac, and Fannie Mae. Under this initiative, we will give credit and liquidity support to state and local housing finance agencies so that such agencies can continue to meet their mission of providing affordable financing for both single-family and multifamily housing.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We also receive substantial support from the Federal Reserve. Our ability to access funds from Treasury under the

110	Freddie Mac

Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

We had a positive net worth at September 30, 2009 as our assets exceeded our liabilities by $10.4 billion. Therefore, we did not require additional funding from Treasury under the Purchase Agreement. However, we expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could adversely affect our net worth, including how long and to what extent the housing market will continue to deteriorate, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; the introduction of additional public policy-related initiatives that may adversely impact our financial results; adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI; increased dividend obligations on the senior preferred stock; quarterly commitment fees payable to Treasury beginning in 2010; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury and the Federal Reserve; additional impairment of our investments in LIHTC partnerships; establishment of additional valuation allowances for our remaining deferred tax assets, net; changes in accounting practices or standards, including the implementation of SFAS 166, an amendment to the accounting standards for transfers of financial assets, and SFAS 167 which amends the accounting standards on consolidation of variable interest entities; the effect of the MHA Program and other government initiatives; or changes in business practices resulting from legislative and regulatory developments, such as the enactment of legislation providing bankruptcy judges with the authority to revise the terms of a mortgage, including the principal amount. As a result of the factors described above, it may be difficult for us to maintain a positive level of total equity.

Significant developments with respect to the support we receive from the government include the following:

•	The aggregate liquidation preference of the senior preferred stock was $51.7 billion as of September 30, 2009. To date, we have paid total dividends of $3.0 billion in cash on the senior preferred stock to Treasury, at the direction of the Conservator.

•	Treasury continues to purchase our mortgage-related securities under a program it announced in September 2008. According to information provided by Treasury, as of September 30, 2009 it held $176.0 billion of mortgage-related securities issued by us and Fannie Mae. Treasury’s purchase authority under this program is scheduled to expire on December 31, 2009.

•	The Federal Reserve continues to purchase our debt and mortgage-related securities under a program it announced in November 2008. According to information provided by the Federal Reserve, as of October 28, 2009 it had net purchases of $325.6 billion of our mortgage-related securities and held $54.0 billion of our direct obligations. On September 23, 2009, the Federal Reserve announced that it will gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that these purchases will be executed by the end of the first quarter of 2010. The slowing of debt purchases by the Federal Reserve and the conclusion of its debt purchase program could adversely affect our ability to access the unsecured debt markets.

Based on the current aggregate liquidation preference of the senior preferred stock, Treasury is entitled to annual cash dividends of $5.2 billion, which exceeds our annual historical earnings in most periods. Continued payment of senior preferred dividends combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2010 (the amounts of which must be determined by December 31, 2009) will have an adverse impact on our future financial condition and net worth. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; (b) there is significant uncertainty as to our long-term financial sustainability; and (c) there are likely to be significant changes to our capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

Our Business Objectives

Our business objectives and strategies have in some cases been altered since we entered into conservatorship, and may continue to change. Based on our Charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	immediately providing additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

111	Freddie Mac

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

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

For more information on the terms of the conservatorship, the powers of our Conservator and certain of the initiatives, programs and agreements described above, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our Annual Report on Form 10-K for the year ended December 31, 2008, or our 2008 Annual Report.

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

When we have the right to purchase mortgage loans from PC pools, we recognize the mortgage loans as held-for-investment with a corresponding payable to the trust. For periods prior to the quarter ended September 30, 2009, the right to purchase the loans was included in net cash provided by investing activities and the increase in the payable to the trust was included in net cash used by operating activities. We have determined that the recognition of these mortgage loans, which amount to $934 million as of September 30, 2009, should be reflected as a non-cash activity. We have revised our consolidated statements of cash flows for the six months ended June 30, 2009, the three months ended March 31, 2009, the year ended December 31, 2008, and the nine months ended September 30, 2008 to reflect this correction. This revision resulted in a decrease in purchases of held-for-investment mortgages and an increase in the related net cash provided by investing activities of $378 million, and a decrease in the change in Due to Participation Certificates and Structured Securities Trust and an increase in the related net cash used for operating activities of $378 million for the nine months ended September 30, 2008. Further, revisions have been made to previously reported amounts for the six months ended June 30, 2009, the three months ended March 31, 2009 and the year ended December 31, 2008, to increase the cash used for operating activities by $602 million, $305 million and $518 million, respectively and decrease the cash used for investing activities by $602 million, $305 million and

112	Freddie Mac

$518 million, respectively. Management has concluded that this revision is not material to our previously issued consolidated financial statements.

For the third quarter of 2009, we evaluated subsequent events through November 6, 2009, the date that our financial statements were issued.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparation of the financial statements, including, but not limited to, valuation of financial instruments and other assets and liabilities, amortization of assets and liabilities, allowance for loan losses and reserves for guarantee losses, assessing impairments and subsequent accretion of impairments on investments, assessing counterparty credit risk, and assessing the realizability of deferred tax assets, net. Actual results could be different from these estimates.

Change in Accounting Principles

FASB Accounting Standard Codification

On September 30, 2009, we adopted an amendment to the accounting standards on the GAAP hierarchy (FASB ASC 105-10-65-1). This amendment changes the GAAP hierarchy used in the preparation of financial statements of non-governmental entities. It establishes the FASB Accounting Standards Codificationtm as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Our adoption of this amendment had no impact on our consolidated financial statements. For transition, we have included in this Form 10-Q a parenthetical reference to the applicable section of the FASB Accounting Standards Codificationtm after a description of the accounting standards or specific accounting requirements.

Change in the Impairment Model for Debt Securities

On April 1, 2009, we adopted an amendment to the accounting standards for investments in debt and equity securities (FASB ASC 320-10-65-1), which provides additional guidance in accounting for and presenting impairment losses on debt securities. This amendment changes the recognition, measurement and presentation of other-than-temporary impairment for debt securities, and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. It also changes (a) the method for determining whether an other-than-temporary impairment exists, and (b) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, we assess whether we intend to sell or more likely than not will be required to sell the security prior to the anticipated recovery. In addition, we must determine if we expect to recover the entire amortized cost basis for these securities. This is a change from the previous requirement for us to assess whether it was probable that we would be able to collect all contractual cash flows. The entire amount of other-than-temporary impairment related to securities for which we intend to sell or for which it is more likely than not that we will be required to sell, discussed above, is recognized in our consolidated statements of operations as net impairment on available-for-sale securities recognized in earnings. For securities that we do not intend to sell or for which it is more likely than not that we will not be required to sell, but for which we do not expect to recover the securities’ amortized cost basis, the amount of other-than-temporary impairment is separated between amounts recorded in earnings and AOCI. Other-than-temporary impairment amounts related to credit loss are recognized in earnings and the amounts attributable to all other factors are recorded to AOCI.

The amendment to the accounting standards for investments in debt and equity securities was effective and applied prospectively by us in the second quarter of 2009. As a result of the adoption, we recognized a cumulative-effect adjustment, net of tax, of $15.0 billion to our opening balance of retained earnings (accumulated deficit) on April 1, 2009, with a corresponding adjustment of $(9.9) billion, net of tax, to AOCI. The cumulative adjustment reclassifies the non-credit component of previously recognized other-than-temporary impairments from retained earnings to AOCI. The difference between these adjustments of $5.1 billion primarily represents the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required upon adoption of this amendment. See “NOTE 4: INVESTMENTS IN SECURITIES” for further disclosures regarding our investments in securities and other-than-temporary impairments.

113	Freddie Mac

Subsequent Events

We prospectively adopted an amendment to the accounting standards for subsequent events (FASB ASC 855-10) on April 1, 2009. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It also requires entities to disclose the date through which subsequent events have been evaluated and whether that date is the date that financial statements were issued or the date they were available to be issued. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

On January 1, 2009, we retrospectively adopted an amendment to the accounting standards for earnings per share (FASB ASC 260-10-45). The guidance in this amendment applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our adoption of this amendment did not have a material impact on our consolidated financial statements.

Noncontrolling Interests

We adopted an amendment to the accounting standards for consolidation regarding noncontrolling interests in consolidated financial statements (FASB ASC 810-10-65-1) on January 1, 2009. After adoption, noncontrolling interests (referred to as a minority interest prior to adoption) are classified within equity (deficit), a change from their previous classification between liabilities and stockholders’ equity (deficit). Income (loss) attributable to noncontrolling interests is included in net income (loss), although such income (loss) continues to be deducted to measure earnings per share. The amendment also requires retrospective application of expanded presentation and disclosure requirements. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

We adopted an amendment to the accounting standards for derivatives and hedging (FASB ASC 815-10-65-1) on January 1, 2009. This amendment changes and expands the disclosure provisions for derivatives and hedging. It requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of this amendment enhanced our disclosures of derivatives instruments and hedging activities in “NOTE 10: DERIVATIVES” but had no impact on our consolidated financial statements.

Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements

Accounting for Multiple-Deliverable Arrangements

In October 2009, the FASB issued an amendment to the accounting standards on revenue recognition for multiple-deliverable revenue arrangements (FASB ASC 605-25-65-1). This amendment changes the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. It eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. Disclosures related to a vendor’s multiple-deliverable revenue arrangements are also significantly expanded. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB amended guidance on the fair value measurement of liabilities (FASB ASC 820-10-65-5). This amendment clarifies the valuation techniques permitted in measuring fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The amendment also provides that, in measuring the fair value of a liability in situations where a restriction prevents the transfer of the liability, companies are not required to make a separate input or adjust other inputs to reflect the existence of such a restriction. It also clarifies that quoted prices for the identical liability when traded as an asset in an active market are Level 1 fair value measurements, when no adjustments to the quoted price of the asset are required. The amendment is

114	Freddie Mac

effective for the reporting periods, including interim periods, beginning after August 28, 2009 with early adoption permitted. We adopted this amendment on October 1, 2009 and the adoption had no impact on our consolidated financial statements.

Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting standards for transfers of financial assets (SFAS 166) and an amendment to the accounting standards on consolidation of VIEs (SFAS 167).

The amendment to the accounting standards for transfers of financial assets (SFAS 166) eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets and requires additional disclosures. It also requires initial recognition and measurement at fair value for all assets obtained (including a transferor’s beneficial interests) and liabilities incurred in a transfer of financial assets accounted for as a sale.

Because the concept of a QSPE has been eliminated, the amendment to the accounting standards on consolidation of VIEs was changed to remove the scope exception for entities previously considered QSPEs. This amendment also replaces the current quantitative approach to determining which party should consolidate a VIE with a qualitative approach that focuses on the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. Ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and additional disclosures about an enterprise’s involvement in the VIE are also required under this amendment.

SFAS 166 and SFAS 167 are effective and will be applied prospectively by us on January 1, 2010. While we are still evaluating the impacts of adoption, we expect that the adoption of these two amendments will have a significant impact on our consolidated financial statements.

Upon adoption of these standards, we will be required to consolidate our single-family PC trusts and some of our Structured Transactions in our consolidated financial statements, which could have a significant negative impact on our net worth and could result in additional draws under the Purchase Agreement.

SFAS 167 requires the assets and liabilities consolidated upon adoption to initially be reported at their carrying values. If determining the carrying values is not practical, and if the activities of the consolidated entity are primarily related to securitizations or other forms of asset-backed financing and the assets of the entity can be used only to settle obligations of the consolidated entity, then the assets and liabilities of the consolidated entity may be measured at their unpaid principal balances at the date of implementation. For the PC trusts and Structured Transactions we expect to consolidate upon adoption of SFAS 167, we expect to initially record the consolidated assets and liabilities at their unpaid principal balances, as it is not practical to determine their carrying values.

The assets and liabilities of the consolidated VIEs will be separately presented on the face of our consolidated balance sheets. The following is a summary of the significant changes to our consolidated balance sheets from consolidation of these VIEs based on our current expectations:

•	We will recognize mortgage loans held-for-investment. These mortgage loans have an outstanding unpaid principal balance of approximately $1.8 trillion as of September 30, 2009;

•	We will recognize debt securities issued by the PC trusts and Structured Transactions. These debt securities have an unpaid principal balance of approximately $1.5 trillion as of September 30, 2009;

•	We will extinguish our investment in debt securities of single-class PC trusts and certain Structured Transactions that we hold in our mortgage-related investments portfolio, as well as the associated unrealized gains and losses in AOCI. These debt securities have an unpaid principal balance of approximately $0.3 trillion;

•	We will eliminate our guarantee transactions with the consolidated VIEs (e.g., guarantee asset and guarantee obligation); and

•	We will recognize accrued interest on the consolidated mortgage loans and debt securities and adjustments to our loan loss reserves related to the new assets on our consolidated balance sheets.

In addition to these changes to our consolidated balance sheets, we also expect significant changes to our consolidated statements of operations. Currently, the fees we receive from non-consolidated PC trusts and Structured Transactions for management of the trust and guarantees of principal and interest payments are recognized in earnings as management and guarantee fees. Upon adoption of SFAS 167, the management and guarantee fees received from the consolidated PC trusts and Structured Transactions will be eliminated. Interest income related to the consolidated mortgage loans and interest expense related to the consolidated debt securities will be recognized. Gains (losses) on guarantee asset and income on guarantee obligation will no longer be recognized for consolidated PC trusts and Structured Transactions, since the guarantee asset and guarantee obligation will be eliminated in consolidation.

115	Freddie Mac

Additionally, we will not recognize losses on loans purchased from consolidated PC trusts and Structured Transactions, since the associated mortgage loans will already be recorded on our consolidated balance sheets.

We continue to evaluate the impacts of these amendments to our consolidated financial statements. The actual impacts may differ materially from our current expectations.

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

Table 2.1 — Financial Guarantees

	September 30, 2009			December 31, 2008
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Guaranteed PCs and Structured Securities	$1,848,153	$11,792	43	$1,807,553	$11,480	44
Other mortgage-related guarantees	13,868	423	40	19,685	618	39
Liquidity guarantees	12,367	—	43	12,260	—	44
Derivative instruments	62,968	950	34	39,488	111	34
Servicing-related premium guarantees	188	—	5	63	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation or available credit enhancements. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, the amounts are also included within the maximum exposure of guaranteed PCs and Structured Securities.

Guaranteed PCs and Structured Securities

We guarantee the payment of principal and interest on issued PCs and Structured Securities that are backed by pools of mortgage loans. We issued approximately $122.1 billion and $64.9 billion of PCs and Structured Securities backed by single-family mortgage loans during the three months ended September 30, 2009 and 2008, respectively, and $380.5 billion and $309.5 billion during the nine months ended September 30, 2009 and 2008, respectively. We also issued approximately $— billion and $0.5 billion of PCs and Structured Securities backed by multifamily mortgage loans during the three months ended September 30, 2009 and 2008, respectively, and $1.1 billion and $0.7 billion during the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, we had $1,848.2 billion and $1,807.6 billion of issued PCs and Structured Securities, of which $403.5 billion and $424.5 billion, respectively, were held as investments in mortgage-related securities on our consolidated balance sheets. The vast majority of these PCs and Structured Securities were issued in guarantor swap securitizations where our primary involvement is to guarantee the payment of principal and interest, so these transactions are accounted for in accordance with the accounting standard for guarantees (FASB ASC 460-10) at the time of issuance. The assets that underlie issued PCs and Structured Securities as of September 30, 2009 consisted of approximately $1,830.8 billion in unpaid principal balance of mortgage loans or mortgage-related securities and $17.4 billion of cash and short-term investments, which we invest on behalf of the PC trusts until the time of payment to PC investors. There were $1,745.9 billion and $1,800.6 billion at September 30, 2009 and December 31, 2008, respectively, of securities we issued in resecuritization of our PCs and other previously issued Structured Securities. These restructured securities do not increase our credit-related exposure and consist of single-class and multi-class Structured Securities backed by PCs, REMICs, interest-only strips, and principal-only strips. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles” for information on SFAS 166 and SFAS 167 which will result in our consolidation of most of our securitizations on our balance sheets upon adoption of the standards in January 2010.

Our guarantee obligation represents the recognized liability associated with our guarantee of PCs and Structured Securities net of cumulative amortization. In addition to our guarantee obligation, we recognized a reserve for guarantee losses on PCs that totaled $28.6 billion and $14.9 billion at September 30, 2009 and December 31, 2008, respectively. At inception of an executed guarantee, we recognize a guarantee obligation at fair value. Subsequently, we amortize our guarantee obligation under the static effective yield method. For more information on the static effective yield method, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report.

116	Freddie Mac

In the first quarter of 2009, we enhanced our methodology for evaluating significant changes in economic events to be more in line with the current economic environment and to monitor the rate of amortization on our guarantee obligation so that it remains reflective of our expected duration of losses.

Other Mortgage-Related Guarantees

We provide long-term stand-by commitments to certain of our customers, which obligate us to purchase delinquent loans that are covered by those agreements. These financial guarantees of non-securitized pools of mortgage loans totaled $4.7 billion and $10.6 billion at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009 and 2008, several of these agreements were terminated, in whole or in part, at the request of the counterparties to permit a significant portion of the performing loans previously covered by the long-term standby commitments to be securitized as PCs or Structured Transactions, which totaled $5.7 billion and $18.8 billion, respectively, in issuances of these securities in these periods. We also had outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties of $9.2 billion at both September 30, 2009 and December 31, 2008.

Liquidity Guarantees

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” The advances to counterparties provide funding for their purchase of the bonds until they can be resold. In the event they cannot be resold within a certain period, then these guarantees require our repurchase of any tendered tax-exempt and related taxable pass-through certificates and housing revenue bonds that are unable to be remarketed. We hold cash and cash equivalents on our consolidated balance sheets in excess of the amount of these commitments. No liquidity guarantee advances were outstanding at September 30, 2009 and December 31, 2008.

Derivative Instruments

Derivative instruments primarily include written options, written swaptions, interest-rate swap guarantees and guarantees of stated final maturity Structured Securities. Derivative instruments also include short-term default and other guarantee commitments that we account for as derivatives.

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at September 30, 2009 and December 31, 2008.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at September 30, 2009 and December 31, 2008.

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

Our exposure to credit losses on the loans underlying our retained securitization interests and our guarantee asset is recorded within our reserve for guarantee losses on PCs and as a component of our guarantee obligation, respectively. For additional information regarding our delinquencies and credit losses on mortgage loans both on our consolidated balance sheet and underlying our PCs and Structured Securities, see “NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES.” Table 2.2 below presents the carrying values of our retained interests in securitization transactions as of September 30, 2009 and December 31, 2008, respectively.

117	Freddie Mac

Table 2.2 — Carrying Value of Retained Interests

	September 30,	December 31,
	2009	2008
	(in millions)

Retained interests, mortgage-related securities(1)	$94,276	$98,307
Retained interests, guarantee asset(2)	$8,722	$4,847

(1)	We estimate the fair value of retained interests in mortgage-related securities based on independent price quotes obtained from third-party pricing services or dealer provided prices.
(2)	We estimate the fair value of the guarantee asset using third-party market data as practicable. For fixed-rate loan products, the valuation approach involves obtaining dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. This effectively equates the guarantee asset with current, or “spot,” market values for excess servicing interest-only securities. For the remaining interests, which relate to adjustable-rate mortgage products, the fair value is determined using an expected cash flow approach.

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

Table 2.3 — Key Assumptions Used in Measuring the Fair Value of Guarantee Asset(1)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Mean Valuation Assumptions	2009	2008	2009	2008

IRRs(2)	11.6%	10.9%	15.7%	10.0%
Prepayment rates(3)	23.6%	11.2%	26.9%	14.0%
Weighted average lives (years)	3.7	6.6	3.2	5.8

(1)	Estimates based solely on valuations of our guarantee asset associated with single-family loans, which represent approximately 97% of the total guarantee asset.
(2)	IRR assumptions represent an unpaid principal balance weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on unpaid principal balances.

Gains and Losses on Transfers of PCs and Structured Securities that are Accounted for as Sales

The gain or loss on a securitization that qualifies as a sale is determined, in part, based on the carrying amounts of the financial assets sold. The carrying amounts of the assets sold are allocated between those sold to third parties and those held as retained interests based on their relative fair value at the date of sale. We recognized net pre-tax gains (losses) on transfers of mortgage loans, PCs and Structured Securities that were accounted for as sales of approximately $582 million and $39 million for the three months ended September 30, 2009 and 2008, respectively, and $1,100 million and $131 million for the nine months ended September 30, 2009 and 2008, respectively.

Credit Protection and Other Forms of Credit Enhancement

In connection with our PCs, Structured Securities and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancements. At September 30, 2009 and December 31, 2008, we recorded $637 million and $764 million, respectively, within other assets on our consolidated balance sheets related to these credit enhancements on securitized mortgages. Table 2.4 presents the maximum amounts of potential loss recovery by type of credit protection.

Table 2.4 — Credit Protection and Other Forms of Recourse(1)

	Maximum Coverage at
	September 30, 2009	December 31,2008
	(in millions)

PCs and Structured Securities:
Single-family:
Primary mortgage insurance	$56,323	$59,388
Lender recourse and indemnifications	9,469	11,047
Pool insurance	3,488	3,768
Structured Securities backed by Ginnie Mae Certificates(2)	986	1,089
Other credit enhancements	473	475
Multifamily:
Credit enhancements	2,870	3,261

(1)	Excludes credit enhancements related to Structured Transactions, which had unpaid principal balances that totaled $26.6 billion and $24.4 billion at September 30, 2009 and December 31, 2008, respectively.
(2)	Ginnie Mae Certificates are backed by the full faith and credit of the U.S. government.

118	Freddie Mac

We also have credit protection for certain of our PCs, Structured Securities and Structured Transactions that are backed by loans or certificates of federal agencies (such as FHA, VA, Ginnie Mae and USDA). The total unpaid principal balance of these securities backed by loans guaranteed by federal agencies totaled $4.1 billion and $4.4 billion as of September 30, 2009 and December 31, 2008, respectively. Additionally, certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At September 30, 2009 and December 31, 2008, the unpaid principal balance of Structured Transactions with subordination coverage was $4.7 billion and $5.3 billion, respectively, and the average subordination coverage on these securities was 18% and 19%, respectively.

We may also use credit enhancements to mitigate risk of loss on certain multifamily mortgages and revenue bonds. Typically, we require credit enhancements on multifamily loans in situations where we have delegated the underwriting process for the loan to the seller/servicer, which provides first loss coverage on the mortgage loan. We may also require credit enhancements during the construction or rehabilitation in cases where we commit to purchase or guarantee a permanent multifamily mortgage loan upon completion. The total of multifamily mortgage loans underlying our PCs and Structured Securities for which we have credit enhancement coverage was $10.1 billion at September 30, 2009 and $10.0 billion at December 31, 2008, and we had maximum coverage of $2.9 billion and $3.3 billion, respectively.

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

LIHTC Partnerships

We invest as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. The LIHTC partnerships invest as limited partners in lower-tier partnerships, which own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal tax credits. Most of these LIHTC partnerships are VIEs. A general partner operates the partnership, identifying investments and obtaining debt financing as needed to finance partnership activities. There were no third-party credit enhancements of our LIHTC investments at September 30, 2009 and December 31, 2008. Although these partnerships generate operating losses, we could realize a return on our investment through reductions in income tax expense that result from tax credits. The partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. The investments in LIHTC partnerships, in which we were either the primary beneficiary or had a significant variable interest, were made between 1989 and 2007. At September 30, 2009 and December 31, 2008, we did not guarantee any obligations of these LIHTC partnerships and our exposure was limited to the amount of our investment.

As of the third quarter of 2009, we have concluded that it is now probable that we will be unable to realize the carrying value in our LIHTC investments. This determination is based upon a number of factors including market conditions for monetizing LIHTC investments and continued uncertainty in our future business structure and our ability to generate sufficient taxable income to utilize the tax credits. As a result, we have determined that individual partnerships whose carrying value exceeds fair value are other than temporarily impaired and should be written down to their fair value. Fair value is determined based on reference to market transactions, however, there can be no assurance that we will be able to access these markets. The combination of our share of partnership losses and impairment of our net investment in LIHTC partnerships is recorded as LIHTC expense on our consolidated statements

119	Freddie Mac

of operations. We recognized $370 million and $379 million of other-than-temporary impairment on LIHTC investments during the three and nine months ended September 30, 2009, respectively, related to 143 partnerships in which we have investments. We recognized $10 million of other-than-temporary impairment on these assets in the nine months ended September 30, 2008. We have not sold any of our LIHTC investments during the nine months ended September 30, 2009.

As further described in “NOTE 12: INCOME TAXES” to our consolidated financial statements, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized. As a result, we are not recognizing a significant portion of the tax benefits associated with tax credits generated by our investments in LIHTC partnerships in our consolidated financial statements. At September 30, 2009 and December 31, 2008, we were the primary beneficiary of investments in six partnerships and we consolidated these investments. The investors in the obligations of the consolidated LIHTC partnerships have recourse only to the assets of those VIEs and do not have recourse to us. In addition, the assets of each partnership can be used only to settle obligations of that partnership.

Consolidated VIEs

Table 3.1 represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 3.1 — Assets and Liabilities of Consolidated VIEs

Consolidated Balance Sheets Line Item	September 30, 2009	December 31, 2008
	(in millions)

Cash and cash equivalents	$16	$12
Accounts and other receivables, net	135	137

Total assets of consolidated VIEs	$151	$149

Other liabilities	$39	$34

Total liabilities of consolidated VIEs	$39	$34

VIEs Not Consolidated

LIHTC Partnerships

At September 30, 2009 and December 31, 2008, we had unconsolidated investments in 187 and 189 LIHTC partnerships, respectively, in which we had a significant variable interest. The size of these partnerships at September 30, 2009 and December 31, 2008, as measured in total assets, was $9.8 billion and $10.5 billion, respectively. These partnerships are accounted for using the equity method, as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report. Our equity investments in these partnerships were $2.7 billion and $3.3 billion as of September 30, 2009 and December 31, 2008, respectively, and are included in low-income housing tax credit partnerships equity investments on our consolidated balance sheets. As a limited partner, our maximum exposure to loss equals the undiscounted book value of our equity investment. At September 30, 2009 and December 31, 2008, our maximum exposure to loss on unconsolidated LIHTC partnerships, in which we had a significant variable interest, was $2.7 billion and $3.3 billion, respectively. Our investments in unconsolidated LIHTC partnerships are funded through non-recourse non-interest bearing notes payable recorded within other liabilities on our consolidated balance sheets. We had $225 million and $347 million of these notes payable outstanding at September 30, 2009 and December 31, 2008.

Table 3.2 — Significant Variable Interests in LIHTC Partnerships

	September 30, 2009	December 31, 2008
	(in millions)

Maximum exposure to loss	$2,716	$3,336
Non-recourse non-interest bearing notes payable, net	225	347

120	Freddie Mac

NOTE 4: INVESTMENTS IN SECURITIES

Table 4.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 4.1 — Available-For-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses(1)	Fair Value
	(in millions)
September 30, 2009

Mortgage-related securities:
Freddie Mac	$227,535	$10,895	$(1,043)	$237,387
Subprime	60,125	3	(24,577)	35,551
Commercial mortgage-backed securities	62,413	15	(8,711)	53,717
Option ARM	14,217	15	(6,996)	7,236
Alt-A and other	19,782	9	(6,466)	13,325
Fannie Mae	36,364	1,443	(8)	37,799
Obligations of states and political subdivisions	12,225	70	(338)	11,957
Manufactured housing	1,117	1	(217)	901
Ginnie Mae	336	27	—	363

Total mortgage-related securities	434,114	12,478	(48,356)	398,236

Non-mortgage-related securities:
Asset-backed securities	4,211	327	—	4,538

Total non-mortgage-related securities	4,211	327	—	4,538

Total available-for-sale securities	$438,325	$12,805	$(48,356)	$402,774

December 31, 2008

Mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
Commercial mortgage-backed securities	64,214	2	(14,716)	49,500
Option ARM	12,117	—	(4,739)	7,378
Alt-A and other	20,032	11	(6,787)	13,256
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total mortgage-related securities	493,971	7,061	(50,928)	450,104

Non-mortgage-related securities:
Asset-backed securities	8,788	6	—	8,794

Total non-mortgage-related securities	8,788	6	—	8,794

Total available-for-sale securities	$502,759	$7,067	$(50,928)	$458,898

(1)	Gross unrealized losses at September 30, 2009 include non-credit related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

121	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 4.2 shows the fair value of available-for-sale securities in a gross unrealized loss position and whether they have been in that position less than 12 months or 12 months or greater including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 4.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 months				12 months or greater				Total
		Gross Unrealized				Gross Unrealized				Gross Unrealized
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)
September 30, 2009

Mortgage-related securities:
Freddie Mac	$1,266	$—	$(7)	$(7)	$13,126	$—	$(1,036)	$(1,036)	$14,392	$—	$(1,043)	$(1,043)
Subprime	7,515	(6,162)	(65)	(6,227)	28,019	(8,987)	(9,363)	(18,350)	35,534	(15,149)	(9,428)	(24,577)
Commercial mortgage-backed securities	218	—	(21)	(21)	51,747	(909)	(7,781)	(8,690)	51,965	(909)	(7,802)	(8,711)
Option ARM	6,224	(5,893)	—	(5,893)	946	(622)	(481)	(1,103)	7,170	(6,515)	(481)	(6,996)
Alt-A and other	6,187	(3,989)	(2)	(3,991)	6,982	(733)	(1,742)	(2,475)	13,169	(4,722)	(1,744)	(6,466)
Fannie Mae	198	—	(1)	(1)	162	—	(7)	(7)	360	—	(8)	(8)
Obligations of states and political subdivisions	41	—	(3)	(3)	7,700	—	(335)	(335)	7,741	—	(338)	(338)
Manufactured housing	521	(118)	(22)	(140)	365	(29)	(48)	(77)	886	(147)	(70)	(217)

Total mortgage-related securities	22,170	(16,162)	(121)	(16,283)	109,047	(11,280)	(20,793)	(32,073)	131,217	(27,442)	(20,914)	(48,356)

Total available-for-sale securities in a gross unrealized loss position	$22,170	$(16,162)	$(121)	$(16,283)	$109,047	$(11,280)	$(20,793)	$(32,073)	$131,217	$(27,442)	$(20,914)	$(48,356)

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in millions)
December 31, 2008

Mortgage-related securities:
Freddie Mac	$14,423	$(425)	$15,466	$(2,496)	$29,889	$(2,921)
Subprime	3,040	(862)	46,585	(18,283)	49,625	(19,145)
Commercial mortgage-backed securities	24,783	(8,226)	24,479	(6,490)	49,262	(14,716)
Option ARM	4,186	(2,919)	1,299	(1,820)	5,485	(4,739)
Alt-A and other	3,444	(1,526)	7,159	(5,261)	10,603	(6,787)
Fannie Mae	5,977	(75)	971	(13)	6,948	(88)
Obligations of states and political subdivisions	5,302	(743)	5,077	(1,606)	10,379	(2,349)
Manufactured housing	498	(110)	73	(73)	571	(183)
Ginnie Mae	18	—	1	—	19	—

Total mortgage-related securities	61,671	(14,886)	101,110	(36,042)	162,781	(50,928)

Total available-for-sale securities in a gross unrealized loss position	$61,671	$(14,886)	$101,110	$(36,042)	$162,781	$(50,928)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At September 30, 2009, total gross unrealized losses on available-for-sale securities were $48.4 billion, as noted in Table 4.2. The gross unrealized losses relate to approximately 5,226 individual lots representing approximately 3,162 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security are in an unrealized loss position, depending upon the amortized cost of the specific lot.

Evaluation of Other-Than-Temporary Impairments

We adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, which provides additional guidance in accounting for and presenting impairment losses on debt securities. This amendment was effective and was applied prospectively by us in the second quarter of 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Change in Accounting Principles — Change in the Impairment Model for Debt Securities” for further additional information regarding the impact of this amendment on our consolidated financial statements.

We conduct quarterly reviews to identify and evaluate each available-for-sale security that has an unrealized loss, in accordance with the amendment to the accounting standards for investments in debt and equity securities

122	Freddie Mac

(FASB ASC 320-10-35). An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include:

•	loan level default modeling that considers individual loan characteristics, including current LTV ratio, FICO score and delinquency status, requires assumptions about future home prices and interest rates, and employs proprietary behavioral default and prepayment models;

•	an analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics). We qualitatively consider available information when assessing whether an impairment is other-than-temporary;

•	the length of time and extent to which the fair value of the security has been less than the book value and the expected recovery period;

•	the impact of changes in credit ratings (i.e., rating agency downgrades); and

•	our conclusion that we do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell these securities before sufficient time elapses to recover all unrealized losses.

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

For available-for-sale securities that are not deemed to be credit impaired, we perform additional analysis to assess whether we intend to sell or would more-likely-than-not be required to sell the security before the expected recovery of the amortized cost basis. In most cases, we have asserted that we have no intent to sell and that we believe it is not more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s decline in fair value is deemed to be other-than-temporary and the entire charge is recorded in earnings.

Our proprietary default model requires assumptions about future home prices, as defaults and severities are modeled at the loan level and then aggregated. The model uses projections of future home prices at the state level. Assumptions of voluntary prepayments derived from our proprietary prepayment models are also an input; however, given the current low level of voluntary prepayments, they do not significantly affect the present value of expected losses. Table 4.3 presents the modeled default rates and severities that are used to determine whether our senior interests will experience a cash shortfall.

123	Freddie Mac

Table 4.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	September 30, 2009
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Acquisition Date
2004 & Prior:
Unpaid principal balance	$1,684	$148	$1,228	$704	$2,771
Weighted average collateral defaults(2)	40%	47%	7%	48%	26%
Weighted average collateral severities(3)	53%	50%	43%	51%	40%
2005:
Unpaid principal balance	$10,728	$3,618	$1,521	$1,112	$5,077
Weighted average collateral defaults(2)	59%	63%	25%	61%	43%
Weighted average collateral severities(3)	62%	58%	51%	55%	50%
2006:
Unpaid principal balance	$25,208	$8,953	$721	$1,551	$1,551
Weighted average collateral defaults(2)	68%	70%	36%	66%	48%
Weighted average collateral severities(3)	65%	63%	57%	61%	54%
2007 & Later:
Unpaid principal balance	$26,190	$5,494	$191	$1,793	$463
Weighted average collateral defaults(2)	65%	64%	53%	63%	59%
Weighted average collateral severities(3)	66%	64%	62%	61%	60%
Total:
Unpaid principal balance	$63,810	$18,213	$3,661	$5,160	$9,862
Weighted average collateral defaults(2)	64%	67%	23%	62%	40%
Weighted average collateral severities(3)	64%	62%	50%	58%	48%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral unpaid principal balance.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.

The paragraphs below describe our process for identifying other-than-temporary impairment in security types with the most significant unrealized losses as of September 30, 2009.

Freddie Mac and Fannie Mae Securities

These securities generally fit into one of two categories:

Unseasoned Securities — These securities are utilized for resecuritization transactions. We frequently resecuritize agency securities, typically unseasoned pass-through securities. In these resecuritization transactions, we typically retain an interest representing a majority of the cash flows, but consider the resecuritization to be a sale of all of the securities for purposes of assessing if an impairment is other-than-temporary. As these securities have generally been recently acquired, they generally have coupon rates and prices close to par. Consequently, any decline in the fair value of these agency securities is relatively small and could be recovered by small interest rate changes. We expect that the recovery period would be in the near term. Notwithstanding this, we recognize other-than-temporary impairments on any of these securities that are likely to be sold. This population is identified based on our expectations of resecuritization volume and our eligible collateral. If any of the securities identified as likely to be sold are available-for-sale and in a loss position, other-than-temporary impairment is recorded as we could not assert that we would not sell such securities prior to recovery. Any additional losses realized upon sale result from further declines in fair value subsequent to the balance sheet date. For securities that we do not intend to sell and it is more likely than not that we will not be required to sell such securities before a recovery of the unrealized losses, we expect to recover any unrealized losses by holding them to recovery.

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

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans

We believe the unrealized losses on our non-agency mortgage-related securities are a result of poor underlying collateral performance and decreased liquidity and larger risk premiums. With the exception of the other-than-temporarily impaired securities discussed below, we have not identified any securities that were likely of incurring a contractual principal or interest loss at September 30, 2009. As such, and based on our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a

124	Freddie Mac

recovery of the unrealized losses, we have concluded that the impairment of these securities is temporary. We consider securities to be other-than-temporarily impaired when future losses are deemed likely.

Our review of the securities backed by subprime loans, option ARM, Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, ratings, security prices and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO credit scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

In evaluating our non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition. Although the ratings have declined, the ratings themselves have not been determinative that a loss is likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since September 30, 2009.

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is reasonably possible that, under certain conditions (especially given the current economic environment), defaults and loss severities on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of September 30, 2009.

In addition, we considered any significant changes in fair value since September 30, 2009 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, received greater weight.

Commercial Mortgage-Backed Securities

Commercial mortgage-backed securities are exposed to stresses in the commercial real estate market. We use external models to identify securities which have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. At September 30, 2009, a majority of our commercial mortgage backed securities were AAA-rated and we believe the declines in fair value are mainly attributable to the deterioration of liquidity and larger risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets rather than to the performance of the underlying collateral supporting the securities. We have identified four securities from one issuer with a combined unpaid principal balance of $1.4 billion that are expected to incur contractual losses, and have recorded other-than-temporary impairment charges in earnings of $54 million during the third quarter of 2009. However, we view the performance of these securities as significantly worse than the remainder of our commercial mortgage-backed securities portfolio, and while delinquencies for the remaining securities have increased, we believe the credit enhancement related to these bonds is currently sufficient to cover expected losses. Since we generally hold these securities to maturity, we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

Obligations of States and Political Subdivisions

These investments consist of mortgage revenue bonds. The unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates and liquidity and risk premiums. We have concluded that the impairment of these securities is temporary based on our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses, as well as the extent and duration of the decline in fair value relative to the amortized cost and a lack of any other facts or circumstances to suggest that the decline was other than temporary. The issuer guarantees related to these securities have led us to conclude that any credit risk is minimal.

125	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Securities

Table 4.4 summarizes our net impairments of available-for-sale securities recognized in earnings by security type and the duration of the unrealized loss prior to impairment of less than 12 months or 12 months or greater.

Table 4.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings by Gross Unrealized Loss Position(1)

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Less than	12 Months		Less than	12 Months
	12 Months	or Greater	Total	12 Months	or Greater	Total
	(in millions)

Mortgage-related securities:
Subprime	$(187)	$(436)	$(623)	$—	$(1,745)	$(1,745)
Option ARM	(206)	(18)	(224)	—	(4,901)	(4,901)
Alt-A and other	(250)	(33)	(283)	(288)	(1,922)	(2,210)

Total subprime, Option ARM, Alt-A and other	(643)	(487)	(1,130)	(288)	(8,568)	(8,856)
Commercial mortgage-backed securities	—	(54)	(54)	—	—	—
Manufactured housing	(3)	—	(3)	(5)	—	(5)

Total other-than-temporary impairments on mortgage-related securities	(646)	(541)	(1,187)	(293)	(8,568)	(8,861)

Non-mortgage-related securities:
Asset-backed securities	—	—	—	(245)	—	(245)

Total other-than-temporary impairments on non-mortgage-related securities	—	—	—	(245)	—	(245)

Total other-than-temporary impairments on available-for-sale securities	$(646)	$(541)	$(1,187)	$(538)	$(8,568)	$(9,106)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Net Impairment of Available-For-Sale Securities Recognized in Earnings
	Less than	12 Months		Less than	12 Months
	12 Months	or Greater	Total	12 Months	or Greater	Total
	(in millions)

Mortgage-related securities:
Subprime	$(918)	$(5,093)	$(6,011)	$(168)	$(2,099)	$(2,267)
Option ARM	(770)	(941)	(1,711)	—	(4,901)	(4,901)
Alt-A and other	(801)	(1,720)	(2,521)	(462)	(2,053)	(2,515)

Total subprime, Option ARM, Alt-A and other	(2,489)	(7,754)	(10,243)	(630)	(9,053)	(9,683)
Commercial mortgage-backed securities	—	(54)	(54)	—	—	—
Obligations of states and political subdivisions	—	—	—	(58)	(10)	(68)
Manufactured housing	(48)	—	(48)	(8)	—	(8)

Total other-than-temporary impairments on mortgage-related securities	(2,537)	(7,808)	(10,345)	(696)	(9,063)	(9,759)

Non-mortgage-related securities:
Asset-backed securities	(185)	—	(185)	(352)	(106)	(458)

Total other-than-temporary impairments on non-mortgage-related securities	(185)	—	(185)	(352)	(106)	(458)

Total other-than-temporary impairments on available-for-sale securities	$(2,722)	$(7,808)	$(10,530)	$(1,048)	$(9,169)	$(10,217)

(1)	As a result of the adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, net impairment of available-for-sale securities recognized in earnings for the three and six months ended September 30, 2009 (which is included in the nine months ended September 30, 2009) includes credit-related other-than-temporary impairments and other-than-temporary impairments on securities which we intend to sell or it is more likely than not that we will be required to sell. In contrast, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2009 (which is included in the nine months ended September 30, 2009) and the three and nine months ended September 30, 2008 include both credit-related and non-credit-related other-than-temporary impairments as well as other-than-temporary impairments on securities for which we could not assert the positive intent and ability to hold until recovery of the unrealized losses.

During the third quarter of 2009, we recorded net impairment of available-for-sale securities recognized in earnings related to investments in mortgage-related securities of approximately $1.2 billion primarily related to non-agency securities backed by subprime, option ARM, Alt-A and other loans, due to the combination of a (i) refinement in our impairment model’s use of severity estimates and (ii) higher projection of loss severity on the collateral underlying these securities. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the likely impairment required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. As such, $3.0 billion of the total other-than-temporary impairments recorded during the third quarter of 2009 primarily related to investments in non-agency mortgage-related securities backed by

126	Freddie Mac

subprime, option ARM, Alt-A and other loans were non-credit-related and, thus, recognized in AOCI. Contributing to the impairments recognized during the third quarter of 2009 were certain credit enhancements related to primary monoline bond insurance on individual securities in an unrealized loss position, for which we have determined that it is likely a principal and interest shortfall will occur, and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investments portfolio as well as our non-mortgage-related investments portfolio. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information. The recent deterioration has not impacted our conclusion that we do not intend to sell these securities and it is more likely than not that we will not be required to sell such securities. Net impairment of available-for-sale securities recognized in earnings during the third quarter of 2009 also included $54 million related to commercial mortgage-backed securities where the present value of cash flows expected to be collected was less than the amortized cost basis of these securities. During the same period we did not record an impairment of available-for-sale securities recognized in earnings related to non-mortgage-related asset-backed securities in our cash and other investments portfolio. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2008 Annual Report for information regarding our policy on accretion of impairments.

During the nine months ended September 30, 2009, we recorded net impairment of available-for-sale securities recognized in earnings of $10.5 billion. Of this amount, $6.9 billion related to impairments recognized in the first quarter of 2009, prior to the adoption of the amendment to the accounting standards for investments in debt and equity securities (FASB ASC 320-10-35), on non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans that were likely of incurring a contractual principal or interest loss. Since January 1, 2007, we have incurred actual principal cash shortfalls of $70 million on impaired securities. Net impairment of available-for-sale securities recognized in earnings during the nine months ended September 30, 2009 also included $185 million related to other-than-temporary impairments of non-mortgage-related asset-backed securities in our cash and other investments portfolio where we could not assert that we did not intend to sell these securities before a recovery of the unrealized losses. The decision to impair these asset-backed securities is consistent with our consideration of these securities as a contingent source of liquidity. All amounts prior to the adoption of the accounting amendment were recognized in earnings.

During the three and nine months ended September 30, 2008, we recorded $9.1 billion and $10.2 billion, respectively, of impairment of available-for-sale securities recognized in earnings. Of the impairments recognized during the third quarter of 2008, $8.9 billion related to non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans primarily due to deterioration in the performance of the collateral underlying these loans. During the same periods, we also recorded net impairment of available-for-sale securities recognized in earnings of $245 million and $458 million, respectively, related to our non-mortgage-related asset-backed securities where we did not have the intent to hold to a forecasted recovery of the unrealized losses.

Table 4.5 presents a roll-forward of the credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities (1) that we have written down for other-than-temporary impairment and (2) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to April 1, 2009. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is (1) the first time the debt security was credit-impaired or (2) not the first time the debt security was credit impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security or the security matures or is fully written down.

127	Freddie Mac

Table 4.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities(1)

	Three Months Ended	Six Months Ended
	September 30, 2009	September 30, 2009(2)
	(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings(3)	$9,654	$7,489
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	102	992
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	1,085	2,397
Amounts related to the termination of our rights to certain policies with Syncora Guarantee Inc.(4)	113	113
Reductions:
Amounts related to securities which were sold, written off or matured	(28)	(65)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security(5)	(13)	(13)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings	$10,913	$10,913

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	This roll-forward commenced upon our adoption of an amendment to the accounting standards for investments in debt and equity securities (FASB ASC 320-10-65-1) on April 1, 2009. This amendment was effective and was applied prospectively by us in the second quarter of 2009.
(3)	Prior period amounts have been revised to conform to the current period presentation.
(4)	During the second quarter of 2009, as part of its comprehensive restructuring, Syncora Guarantee Inc., or SGI, pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain of the bonds owned by us, in exchange for a one-time cash payment of $113 million.
(5)	The three and six months ended September 30, 2009 exclude increases in cash flows expected to be collected that will be recognized in earnings over the remaining life of the security of $472 million, net of amortization.

Realized Gains and Losses on Available-For-Sale Securities

Table 4.6 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 4.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Gross Realized Gains
Mortgage-related securities:
Freddie Mac	$432	$223	$669	$415
Fannie Mae	—	58	—	67
Obligations of states and political subdivisions	—	7	1	74

Total mortgage-related securities gross realized gains	432	288	670	556

Non-mortgage-related securities:
Asset-backed securities	83	1	151	1

Total non-mortgage-related securities gross realized gains	83	1	151	1

Gross realized gains	515	289	821	557

Gross Realized Losses
Mortgage-related securities:
Freddie Mac	(42)	(1)	(92)	(12)
Fannie Mae	—	(1)	—	(1)
Obligations of states and political subdivisions	—	—	—	(4)

Total mortgage-related securities gross realized losses	(42)	(2)	(92)	(17)

Gross realized losses	(42)	(2)	(92)	(17)

Net realized gains (losses)	$473	$287	$729	$540

128	Freddie Mac

Maturities of Available-For-Sale Securities

Table 4.7 summarizes, by major security type, the remaining contractual maturities of available-for-sale securities.

Table 4.7 — Maturities of Available-For-Sale Securities(1)

September 30, 2009	Amortized Cost	Fair Value
	(in millions)

Mortgage-related securities:
Due within 1 year or less	$82	$81
Due after 1 through 5 years	3,417	3,602
Due after 5 through 10 years	37,240	39,059
Due after 10 years	393,375	355,494

Total	$434,114	$398,236

Non-mortgage-related securities:
Asset-backed securities
Due within 1 year or less	$7	$7
Due after 1 through 5 years	3,576	3,832
Due after 5 through 10 years	425	484
Due after 10 years	203	215

Total	$4,211	$4,538

Total available-for-sale securities:
Due within 1 year or less	$89	$88
Due after 1 through 5 years	6,993	7,434
Due after 5 through 10 years	37,665	39,543
Due after 10 years	393,578	355,709

Total	$438,325	$402,774

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life, as obligations underlying these securities may be prepaid at any time without penalty.

AOCI, Net of Taxes, Related to Available-For-Sale Securities

Table 4.8 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding losses, net of tax, represents the net fair value adjustments recorded on available-for-sale securities throughout the quarter, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses (gains), net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

Table 4.8 — AOCI, Net of Taxes, Related to Available-For-Sale Securities

	Nine Months Ended
	September 30,
	2009	2008
	(in millions)

Beginning balance	$(28,510)	$(7,040)
Adjustment to initially apply the adoption of an amendment to the accounting standards for investments in debt and equity securities(1)	(9,931)	—
Adjustment to initially apply the accounting standards on the fair value option for financial assets and financial liabilities (FASB ASC 825-10-15-4)(2)	—	(854)
Net unrealized holding (losses), net of tax(3)	8,962	(20,434)
Net reclassification adjustment for net realized losses, net of tax(4)(5)	6,371	6,291

Ending balance	$(23,108)	$(22,037)

(1)	Net of tax benefit of $5.3 billion for the nine months ended September 30, 2009.
(2)	Net of tax benefit of $460 million for the nine months ended September 30, 2008.
(3)	Net of tax (expense) benefit of $(4.8) billion and $11.0 billion for the nine months ended September 30, 2009 and 2008, respectively.
(4)	Net of tax benefit of $3.4 billion and $3.4 billion for the nine months ended September 30, 2009 and 2008, respectively.
(5)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $6.8 billion and $6.6 billion, net of taxes, for the nine months ended September 30, 2009 and 2008, respectively.

129	Freddie Mac

Trading Securities

Table 4.9 summarizes the estimated fair values by major security type for trading securities.

Table 4.9 — Trading Securities

	September 30, 2009	December 31, 2008
	(in millions)

Mortgage-related securities issued by:
Freddie Mac	$187,675	$158,822
Fannie Mae	33,976	31,309
Ginnie Mae	192	198
Other	28	32

Total trading securities that are mortgage-related securities	221,871	190,361

Non-mortgage-related securities:
Asset-backed securities	1,344	—
Treasury Bills	12,394	—
FDIC-guaranteed corporate medium-term notes	250	—

Total trading securities that are non-mortgage-related securities	13,988	—

Total trading securities	$235,859	$190,361

For the three months ended September 30, 2009 and 2008, we recorded net unrealized gains (losses) on trading securities held at September 30, 2009 and 2008 of $9.1 billion and $(976) million, respectively. For the nine months ended September 30, 2009 and 2008, we recorded net unrealized gains (losses) on trading securities held at September 30, 2009 and 2008 of $9.1 billion and $(1.5) billion, respectively.

Total trading securities in our mortgage-related investments portfolio included $3.4 billion and $3.9 billion of assets defined by derivative and hedging accounting regarding certain hybrid financial instruments (FASB ASC 815-15-25-4) as of September 30, 2009 and December 31, 2008, respectively. Gains (losses) on trading securities on our consolidated statements of operations included gains of $102 million and $87 million, related to these trading securities for the three and nine months ended September 30, 2009, respectively. Gains (losses) on trading securities include losses of $(85) million and $(117) million related to these trading securities for the three and nine months ended September 30, 2008, respectively.

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

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for reverse repurchase transactions and most derivative instruments, subject to collateral posting thresholds generally related to a counterparty’s credit rating. We had cash pledged to us related to derivative instruments of $2.6 billion and $4.3 billion at September 30, 2009 and December 31, 2008, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At September 30, 2009 and December 31, 2008, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at September 30, 2009 and December 31, 2008, we did not have securities pledged to us for reverse repurchase transactions that we had the right to repledge.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings, interest-rate swap agreements, futures and daily trade activities with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of September 30, 2009 and December 31, 2008, we had one and two uncommitted intraday lines of credit with third parties, respectively, which were secured, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs in connection with our use of the Fedwire system. There were no borrowings against these lines of credit at September 30, 2009 and December 31, 2008. In certain limited circumstances, the lines of credit agreements give the secured parties the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. See “NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS — Lending Agreement” for a discussion of our Lending Agreement with Treasury. We pledge collateral to meet these requirements upon demand by the respective counterparty.

130	Freddie Mac

Table 4.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged as well as the related liability, if any, recorded on our balance sheet that caused the need to post collateral.

Table 4.10 — Collateral in the Form of Securities Pledged

	September 30, 2009	December 31, 2008
	(in millions)

Securities pledged with the ability of the secured party to repledge:
Available-for-sale securities	$11,594	$21,302
Securities pledged without the ability of the secured party to repledge:
Available-for-sale securities	1,859	1,050

Total securities pledged	$13,453	$22,352

Securities Pledged with the Ability of the Secured Party to Repledge

At September 30, 2009, we had securities pledged with the ability of the secured party to repledge of $11.6 billion, of which $11.2 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above. The remaining $0.4 billion of collateral was posted in connection with our futures transactions.

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

Securities Pledged without the Ability of the Secured Party to Repledge

At September 30, 2009 and December 31, 2008, we had securities pledged without the ability of the secured party to repledge of $1.9 billion and $1.1 billion, respectively, at a clearing house in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At September 30, 2009, we had pledged $8.2 billion of collateral in the form of cash of which $6.8 billion related to our interest rate swap agreements as we had $7.3 billion of derivatives in a net loss position. The remaining $1.4 billion was posted at clearing houses in connection with our securities transactions.

At December 31, 2008, we had pledged $6.4 billion of collateral in the form of cash of which $5.8 billion related to our interest rate swap agreements as we had $6.1 billion of derivatives in a net loss position. The remaining $0.6 billion was posted at clearing houses in connection with our securities transactions.

131	Freddie Mac

NOTE 5: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one-to-four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

Table 5.1 summarizes the types of loans on our balance sheets as of September 30, 2009 and December 31, 2008. These balances do not include mortgage loans underlying our issued PCs and Structured Securities, since these are not consolidated on our balance sheets. See “NOTE 2: FINANCIAL GUARANTEES AND SECURITIZED INTERESTS IN MORTGAGE-RELATED ASSETS” for information on our securitized mortgage loans.

Table 5.1 — Mortgage Loans

	September 30, 2009	December 31, 2008
	(in millions)

Single-family:(1)
Conventional
Fixed-rate	$46,399	$35,070
Adjustable-rate	1,669	2,136

Total conventional	48,068	37,206
FHA/VA — Fixed-rate	1,277	548
U.S. Department of Agriculture Rural Development and other federally guaranteed loans	1,304	1,001

Total single-family	50,649	38,755

Multifamily(1):
Conventional
Fixed-rate	70,671	65,319
Adjustable-rate	10,556	7,399

Total conventional	81,227	72,718
U.S. Department of Agriculture Rural Development	3	3

Total multifamily	81,230	72,721

Total unpaid principal balance of mortgage loans	131,879	111,476

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(8,110)	(3,178)
Lower of cost or market adjustments on loans held-for-sale	(4)	(17)
Allowance for loan losses on mortgage loans held-for-investment	(974)	(690)

Total mortgage loans, net of allowance for loan losses	$122,791	$107,591

(1)	Based on unpaid principal balances and excluding mortgage loans traded, but not yet settled.

During the three and nine months ended September 30, 2009, we redesignated, or transferred approximately $9.7 billion of held-for-sale mortgage loans to held-for-investment. The majority of these loans were originally purchased with the expectation of subsequent securitization as a PC; however, we now expect to hold these on our consolidated balance sheets. We did not transfer any held-for-sale loans to held-for-investment during the nine months ended September 30, 2008. We evaluate the lower of cost or fair value for held-for-sale mortgage loans each period by aggregating loans based on the mortgage product type. However, the evaluation of the lower of cost or fair value is performed at the date of transfer for each individual loan in the event of redesignation to held-for-investment. We recognized lower of cost or fair value adjustments of $360 million and $591 million during the three and nine months ended September 30, 2009, respectively, and $20 million and $28 million during the three and nine months ended September 30, 2008, respectively. The fair value adjustments recognized during the three months ended September 30, 2009 related to lower of cost or fair value adjustments related to the transfer of loans from held-for-sale to held-for-investments, and a partial reversal of lower of cost or fair value adjustments taken in prior periods on loans held-for-sale.

Loan Loss Reserves

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our balance sheet and a reserve for guarantee losses for mortgage loans that underlie our issued PCs and Structured Securities, collectively referred to as loan loss reserves. Loan loss reserves are generally established to provide for credit losses when it is probable that a loss has been incurred. For loans subject to accounting standards for loans and debt securities acquired with deteriorated credit quality (FASB ASC 310-30), loan loss reserves are only established when it becomes probable that we will be unable to collect all cash flows which we expected to collect when we acquired the loan. The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $29.2 billion and $0.4 billion, respectively, as of September 30, 2009.

132	Freddie Mac

Table 5.2 summarizes loan loss reserve activity.

Table 5.2 — Detail of Loan Loss Reserves

	Three Months Ended September 30,
	2009			2008
		Reserve for			Reserve for
	Allowance for	Guarantee	Total Loan	Allowance for	Guarantee	Total Loan
	Loan Losses	Losses on PCs	Loss Reserves	Loan Losses	Losses on PCs	Loss Reserves
	(in millions)

Beginning balance	$831	$24,366	$25,197	$468	$5,345	$5,813
Provision for credit losses	210	7,367	7,577	44	5,658	5,702
Charge-offs(1)	(129)	(2,660)	(2,789)	(112)	(985)	(1,097)
Recoveries(1)	62	557	619	59	177	236
Transfers, net(2)	—	(1,026)	(1,026)	—	(434)	(434)

Ending balance	$974	$28,604	$29,578	$459	$9,761	$10,220

	Nine Months Ended September 30,
	2009			2008
		Reserve for			Reserve for
	Allowance for	Guarantee	Total Loan	Allowance for	Guarantee	Total Loan
	Loan Losses	Losses on PCs	Loss Reserves	Loan Losses	Losses on PCs	Loss Reserves
	(in millions)

Beginning balance	$690	$14,928	$15,618	$256	$2,566	$2,822
Provision for credit losses(3)	501	21,066	21,567	339	9,140	9,479
Charge-offs(1)	(381)	(6,086)	(6,467)	(351)	(1,672)	(2,023)
Recoveries(1)	164	1,317	1,481	215	333	548
Transfers, net(2)	—	(2,621)	(2,621)	—	(606)	(606)

Ending balance	$974	$28,604	$29,578	$459	$9,761	$10,220

(1)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our mortgage-related investments portfolio at the time of resolution. Charge-offs exclude $82 million and $81 million for the three months ended September 30, 2009 and 2008, respectively, and $187 million and $332 million for the nine months ended September 30, 2009 and 2008, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(2)	Consist primarily of: (a) approximately $— million and $375 million during the three and nine months ended September 30, 2009, respectively, related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses, (b) the transfer of an amount of the recognized reserves for guaranteed losses related to PC pools associated with delinquent or modified loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase, and (c) amounts attributable to uncollectible interest on mortgage loans in our mortgage-related investments portfolio and underlying our PCs and Structured Securities.
(3)	During the second quarter of 2009, we enhanced our methodology for estimating the reserve for losses on mortgage loans held-for-investment and the reserve for guarantee losses on PCs to consider a greater number of loan characteristics and revisions to (1) the effect of home price changes on borrower behavior, and (2) the impact of our loss mitigation actions, including our temporary suspensions of foreclosure transfers and loan modification efforts.

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

Total loan loss reserves, as presented in “Table 5.2 — Detail of Loan Loss Reserves,” consists of a specific valuation allowance related to impaired mortgage loans, which is presented in Table 5.3, and an additional reserve for other probable incurred losses, which totaled $29.3 billion and $15.5 billion at September 30, 2009 and December 31, 2008, respectively. Our recorded investment in impaired mortgage loans and the related valuation allowance are summarized in Table 5.3.

133	Freddie Mac

Table 5.3 — Impaired Loans

	September 30, 2009			December 31, 2008
	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related valuation allowance	$2,135	$(280)	$1,855	$1,126	$(125)	$1,001
No related valuation allowance(1)	10,473	—	10,473	8,528	—	8,528

Total	$12,608	$(280)	$12,328	$9,654	$(125)	$9,529

(1)	Impaired loans with no related valuation allowance primarily represent performing single-family troubled debt restructuring loans and those mortgage loans purchased out of PC pools and accounted for in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

The average investment in impaired loans was $12.0 billion and $8.1 billion for the nine month periods ended September 30, 2009 and 2008, respectively. The increase in impaired loans during the nine months of 2009 is attributed to an increase in troubled debt restructurings and delinquent and modified loans purchased out of PC pools.

Interest income foregone on impaired loans was approximately $188 million and $58 million for the nine months ended September 30, 2009 and 2008, respectively.

Loans Acquired under Financial Guarantees

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our guarantees under certain circumstances to resolve an existing or impending delinquency or default. Our practice is to purchase the loans from pools when: (a) the loans are modified; (b) foreclosure transfers occur; (c) the loans have been delinquent for 24 months; or (d) the loans have been 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the non-performing mortgage in our mortgage-related investments portfolio. Loans purchased from PC pools that underlie our guarantees are recorded at the lesser of our acquisition cost or the loan’s fair value at the date of purchase. Our estimate of the fair value of loans purchased from PC pools is determined by obtaining indicative market prices from experienced dealers and using the median of these market prices to estimate the fair value. We recognize losses on loans purchased in our consolidated statements of operations if our net investment in the acquired loan is higher than its fair value.

We account for loans acquired in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality if, at acquisition, the loans have credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrowers without significant delay. The excess of contractual principal and interest over the undiscounted amount of principal, interest and other cash flows we expect to collect represents a non-accretable difference that is neither accreted to interest income nor displayed on the consolidated balance sheets. The amount that may be accreted into interest income on such loans is limited to the excess of our estimate of such undiscounted expected cash flows from the loan over our initial investment in the loan. We consider estimated prepayments when calculating the accretable balance and the non-accretable difference. Table 5.4 provides details on loans acquired under financial guarantees and accounted for in accordance with the standard referenced above.

Table 5.4 — Loans Acquired Under Financial Guarantees

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Contractual principal and interest payments at acquisition	$1,499	$1,491	$9,835	$2,875
Non-accretable difference	(250)	(109)	(1,260)	(180)

Cash flows expected to be collected at acquisition	1,249	1,382	8,575	2,695
Accretable balance	(777)	(519)	(5,475)	(931)

Initial investment in acquired loans at acquisition	$472	$863	$3,100	$1,764

	September 30,	December 31,
	2009	2008
	(in millions)

Contractual balance of outstanding loans	$16,078	$9,522

Carrying amount of outstanding loans	$8,608	$6,345

Our net investment in delinquent and modified loans purchased under financial guarantees increased approximately 36% during the nine months ended September 30, 2009. During that period, we purchased approximately $8.2 billion in unpaid principal balances of these loans with a fair value at acquisition of $3.1 billion. The $5.1 billion purchase discount consists of $1.4 billion previously recognized as loan loss reserve or guarantee obligation and $3.7 billion of losses on

134	Freddie Mac

loans purchased. The non-accretable difference associated with new acquisitions during the three and nine months ended September 30, 2009 increased compared to the three and nine months ended September 30, 2008 due to significantly higher volumes of our purchases in the 2009 period combined with the lower expectations for recoveries on these loans.

While these loans are seriously delinquent, no amounts are accreted to interest income. Subsequent changes in estimated future cash flows to be collected related to interest rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized a provision for credit losses related to these loans of $33 million and $55 million for the nine month periods ended September 30, 2009 and 2008, respectively.

Table 5.5 provides changes in the accretable balance of loans acquired under financial guarantees and accounted for in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality.

Table 5.5 — Changes in Accretable Balance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Beginning balance	$6,833	$2,211	$3,964	$2,407
Additions from new acquisitions	777	519	5,475	931
Accretion during the period	(183)	(91)	(460)	(259)
Reductions(1)	(103)	(85)	(218)	(430)
Change in estimated cash flows(2)	56	(1)	(218)	105
Reclassifications (to) from non-accretable difference(3)	55	(267)	(1,108)	(468)

Ending balance	$7,435	$2,286	$7,435	$2,286

(1)	Represents the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to troubled debt restructurings or change in the prepayment assumptions of the related loans.
(3)	Represents the change in expected cash flows due to changes in credit quality or credit assumptions. The amount for the nine months ended September 30, 2009 primarily results from a change to our model for the estimation of cash flows for loans previously modified in the second quarter of 2009.

Delinquency Rates

Table 5.6 summarizes the delinquency performance for mortgage loans held on our consolidated balance sheets as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees and excludes that portion of Structured Securities backed by Ginnie Mae Certificates.

Table 5.6 — Delinquency Performance

	September 30, 2009	December 31, 2008

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	2.57%	1.26%
Total number of delinquent loans	261,612	127,569
Credit-enhanced portfolio(2)
Delinquency rate	6.98%	3.79%
Total number of delinquent loans	147,637	85,719
Total portfolio, excluding Structured Transactions
Delinquency rate	3.33%	1.72%
Total number of delinquent loans	409,249	213,288
Structured Transactions:(3)
Delinquency rate	8.50%	7.23%
Total number of delinquent loans	22,499	18,138
Total single-family portfolio:
Delinquency rate	3.43%	1.83%
Total number of delinquent loans	431,748	231,426
Multifamily(4):
Non-credit enhanced	0.01%	0.00%
Credit-enhanced	0.91%	0.12%
Total delinquency rate	0.12%	0.03%
Net carrying value of delinquent loans (in millions)	$118	$30

(1)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excluding Structured Transactions.
(3)	Structured Transactions generally have underlying mortgage loans with higher risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on net carrying value of mortgages 90 days or more delinquent rather than on a unit basis, and includes multifamily Structured Transactions.

135	Freddie Mac

Throughout 2009, we have worked with our seller/servicers to help distressed homeowners and we have implemented a number of steps that include extending foreclosure timelines and additional efforts to modify and restructure loans. Currently, we are primarily focusing on initiatives that support the MHA Program. Borrowers must complete a trial period under HAMP before the modification becomes effective. For each successful modification completed under HAMP, we will pay our servicers a $1,000 incentive fee when they originally modify a loan and an additional $500 incentive fee if the loan was current when it entered the trial period (i.e., where default was imminent but had not yet occurred). In addition, servicers will receive up to $1,000 for any modification that reduces a borrower’s monthly payment by 6% or more, in each of the first three years after the modification, as long as the modified loan remains current. Borrowers whose loans are modified through HAMP will accrue monthly incentive payments that will be applied annually to reduce up to $1,000 of their principal, per year, for five years, as long as they are making timely payments under the modified loan terms, which we will recognize as charge-offs against the outstanding balance of the loan. HAMP applies to loans originated on or before January 1, 2009, and borrowers’ requests for such modifications will be considered until December 31, 2012. Based on information reported by our servicers to the MHA program administrator, more than 88,000 loans that we own or guaranteed were in the trial period of the HAMP process and 471 modifications were completed and effective as of September 30, 2009. The success of modifications under HAMP is uncertain and dependent on many factors, including borrower awareness of the program, the ability to obtain updated information from borrowers, resources of our servicers to execute the process and the employment status and financial condition of the borrower.

NOTE 6: REAL ESTATE OWNED

For periods presented below, the weighted average holding period for our disposed properties was less than one year. Table 6.1 provides a summary of the change in the carrying value of our REO balances.

Table 6.1 — REO

	Three Months Ended September 30,
	2009			2008
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$4,133	$(717)	$3,416	$3,213	$(633)	$2,580
Additions	2,665	(172)	2,493	2,235	(137)	2,098
Dispositions and valuation allowance assessment	(2,112)	437	(1,675)	(1,365)	(89)	(1,454)

Ending balance	$4,686	$(452)	$4,234	$4,083	$(859)	$3,224

	Nine Months Ended September 30,
	2009			2008
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$4,216	$(961)	$3,255	$2,067	$(331)	$1,736
Additions	6,677	(425)	6,252	5,375	(327)	5,048
Dispositions and valuation allowance assessment	(6,207)	934	(5,273)	(3,359)	(201)	(3,560)

Ending balance	$4,686	$(452)	$4,234	$4,083	$(859)	$3,224

We temporarily suspended all foreclosure transfers of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. We continued to pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; however, we also continued to proceed with initiation and other, pre-closing steps in the foreclosure process. Beginning March 7, 2009, we began suspension of foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program.

The number of single-family property additions to our REO inventory increased by 53% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Increases in our single-family REO acquisitions have been most significant in the West, North Central and Southeast regions. The West region represents approximately 35% of new acquisitions during the three months ended September 30, 2009, based on the number of units, and the highest concentration in the West region is in the state of California. At September 30, 2009, our REO inventory in California represented approximately 24% of our total REO inventory based on REO value at the time of acquisition and 15% based on the number of units.

Our REO operations income (expenses) include foreclosure expenses, REO operating expenses, net losses incurred on disposition of REO properties, insurance reimbursements and other credit enhancement recoveries, and adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or

136	Freddie Mac

fair value less the costs to sell. During the third quarter of 2009, our REO property carrying values and disposition values were more closely aligned due to more stable national home prices in the period. Single-family REO disposition losses, excluding our holding period allowance, totaled $125 million and $191 million for the three months ended September 30, 2009 and 2008, respectively, and were $735 million and $483 million during the nine months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009, the combination of mortgage insurance and REO property value recoveries was greater than the amount of our REO disposition losses and other REO expenses and resulted in REO operations income in the period.

The volume of non-cash transfers from our mortgage-related investments portfolio to REO declined to $1.1 billion from $2.3 billion for the nine months ended September 30, 2009 and 2008, respectively. A higher proportion of our REO acquisitions during the nine months of 2009 resulted from cash payment for loan extinguishments of mortgages within PC pools at the time of foreclosure and conversion to REO than during the nine months of 2008. Cash expenditures for REO acquisitions from PC pools are included in net payments of mortgage insurance and acquisitions and dispositions of real estate owned in our consolidated statement of cash flows.

NOTE 7: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities are classified as either short-term (due within one year) or long-term (due after one year) based on their remaining contractual maturity.

The Purchase Agreement provides that, without the prior consent of Treasury, we may not incur indebtedness that would result in our aggregate indebtedness exceeding (i) through and including December 30, 2010, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31, 2009 and (ii) beginning on December 31, 2010, and through and including December 30, 2011, and each year thereafter, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31 of the immediately preceding calendar year. We also cannot become liable for any subordinated indebtedness, without the prior written consent of Treasury. For the purposes of the Purchase Agreement, we have determined that the balance of our indebtedness at September 30, 2009 and December 31, 2008 did not exceed the applicable limit.

Table 7.1 summarizes the balances and effective interest rates for debt securities, as well as subordinated borrowings.

Table 7.1 — Total Debt

	September 30, 2009			December 31, 2008
	Par Value	Balance, Net(1)	Effective Rate(2)	Par Value	Balance, Net(1)	Effective Rate(2)
	(dollars in millions)

Short-term debt:
Reference Bills® securities and discount notes	$228,010	$227,785	0.41%	$311,227	$310,026	1.67%
Medium-term notes	13,517	13,517	0.66	19,675	19,676	2.61

Subtotal	241,527	241,302	0.43	330,902	329,702	1.73
Current portion of long-term debt	124,004	124,112	2.91	105,420	105,412	3.46

Short-term debt	365,531	365,414	1.28	436,322	435,114	2.15
Long-term debt:
Senior debt(3)	459,717	437,673	3.57	429,170	403,402	4.70
Subordinated debt(4)	909	694	6.56	4,784	4,505	5.59

Long-term debt	460,626	438,367	3.57	433,954	407,907	4.71

Total debt	$826,157	$803,781		$870,276	$843,021

(1)	Represents par value, net of associated discounts, premiums and hedging-related basis adjustments, including $6.4 billion and $1.6 billion of the current portion of long-term debt at September 30, 2009 and December 31, 2008, respectively, and $2.7 billion and $11.7 billion of long-term debt that represents the fair value of debt securities with the fair value option elected at September 30, 2009 and December 31, 2008, respectively.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums, issuance costs and hedging-related basis adjustments.
(3)	Balance, net for senior debt includes callable debt of $168.6 billion and $174.3 billion at September 30, 2009 and December 31, 2008, respectively.
(4)	Balance, net for subordinated debt includes callable debt of $— billion at both September 30, 2009 and December 31, 2008.

For the three and nine months ended September 30, 2009, we recognized fair value gains (losses) of $(239) million and $(569) million on our foreign-currency denominated debt, respectively, of which $(240) million and $(316) million were gains (losses) related to our net foreign-currency translation, respectively.

During July 2009 we made a tender offer to purchase $4.4 billion of our outstanding Freddie SUBS® securities. We accepted $3.9 billion of the tendered securities. This tender offer was consistent with our efforts to reduce our funding costs by retiring higher cost debt.

137	Freddie Mac

Lines of Credit

We have an intraday line of credit with a third-party to provide additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs, including us, in connection with our use of the Fedwire system. At September 30, 2009 and December 31, 2008, we had one and two secured, uncommitted lines of credit totaling $10 billion and $17 billion, respectively. No amounts were drawn on these lines of credit at September 30, 2009 and December 31, 2008. We expect to continue to use this facility from time to time to satisfy our intraday financing needs; however, since the line is uncommitted, we may not be able to draw on it if and when needed.

Lending Agreement

On September 18, 2008, we entered into the Lending Agreement with Treasury under which we may request loans until December 31, 2009. Loans under the Lending Agreement require approval from Treasury at the time of request. Treasury is not obligated under the Lending Agreement to make, increase, renew or extend any loan to us. The Lending Agreement does not specify a maximum amount that may be borrowed thereunder, but any loans made to us by Treasury pursuant to the Lending Agreement must be collateralized by Freddie Mac or Fannie Mae mortgage-related securities. As of September 30, 2009, we held approximately $483 billion in fair value of Freddie Mac and Fannie Mae mortgage-related securities available to be pledged as collateral. In addition, as of that date, we held another approximately $51 billion in single-family loans in our mortgage-related investments portfolio that could be securitized into Freddie Mac mortgage-related securities and then pledged as collateral under the Lending Agreement. Treasury may assign a reduced value to mortgage-related securities we provide as collateral under the Lending Agreement, which would reduce the amount we are able to borrow. Further, unless amended or waived by Treasury, the amount we may borrow under the Lending Agreement is limited by the restriction under the Purchase Agreement on incurring debt in excess of a specified limit.

The Lending Agreement does not specify the maturities or interest rate of loans that may be made by Treasury under the credit facility. In a Fact Sheet regarding the Lending Agreement published by Treasury on September 7, 2008, Treasury indicated that loans made pursuant to the Lending Agreement will be for short-term durations and would in general be expected to be for less than one month but no shorter than one week. The Fact Sheet further indicated that the interest rate on loans made pursuant to the Lending Agreement ordinarily will be based on the daily LIBOR for a similar term of the loan plus 50 basis points. Given that the interest rate we are likely to be charged under the Lending Agreement will be significantly higher than the rates we have historically achieved through the sale of unsecured debt, use of the facility in significant amounts could have a material adverse impact on our financial results. No amounts were borrowed under the Lending Agreement as of September 30, 2009.

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

NOTE 8: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, restrictions lapsed on 1,700,222 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 11: STOCK-BASED COMPENSATION” in our 2008 Annual Report. We received $6.1 billion and $30.8 billion in June 2009 and March 2009, respectively, pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of March 31, 2009 and December 31, 2008, respectively. As a result of funding of these draw requests, the aggregate liquidation preference on the senior preferred stock owned by Treasury increased from $14.8 billion as of December 31, 2008 to $51.7 billion. The amount remaining under the funding commitment from Treasury is $149.3 billion, which does not include the initial liquidation preference of $1 billion reflecting the cost of the initial funding commitment (as no cash was received).

Dividends Declared During 2009

On March 31, 2009, June 30, 2009 and September 30, 2009, we paid dividends of $370 million, $1.1 billion and $1.3 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. Consistent with the

138	Freddie Mac

covenants in the Purchase Agreement, we did not declare dividends on our common stock or any other series of preferred stock outstanding during the nine months ended September 30, 2009.

Exchange Listing of Common Stock and Preferred Stock

On November 17, 2008, we received a notice from the NYSE that we had failed to satisfy one of the NYSE’s standards for continued listing of our common stock. Specifically, the NYSE advised us that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock over a consecutive 30 trading-day period was less than $1 per share. On December 2, 2008, we advised the NYSE of our intent to cure this deficiency, and that we might undertake a reverse stock split in order to do so. We did not undertake a reverse stock split or any other action to cure this deficiency.

On September 3, 2009, the NYSE notified us that we had returned to compliance with the NYSE’s minimum share price listing requirement, based on a review as of August 31, 2009, showing that our average share price over the preceding 30 trading days and our closing share price on that date were both more than $1.

NOTE 9: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide regular submissions to FHFA on both minimum and risk-based capital. Additionally, FHFA announced it will engage in rule-making to revise our minimum capital and risk-based capital requirements. Table 9.1 summarizes our minimum capital requirements, core capital and net worth.

Table 9.1 — Net Worth and Minimum Capital

	September 30, 2009	December 31, 2008
	(in millions)

GAAP net worth(1)	$10,406	$(30,634)
Core capital(2)(3)	$(15,034)	$(13,174)
Less: Minimum capital requirement(2)	28,800	28,200

Minimum capital surplus (deficit)(2)	$(43,834)	$(41,374)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP. With our adoption of an amendment to the accounting standards for consolidation regarding noncontrolling interests in consolidated financial statements on January 1, 2009, our net worth is now equal to our total equity (deficit). Prior to adoption of the amendment noted above, our total stockholders’ equity (deficit) was substantially the same as our net worth except that it excluded noncontrolling interests (previously referred to as minority interests). As a result, noncontrolling interests are now classified as part of total equity (deficit).
(2)	Core capital and minimum capital figures for September 30, 2009 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital as of September 30, 2009 and December 31, 2008 excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and noncontrolling interests) as these items do not meet the statutory definition of core capital.

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

At September 30, 2009, our assets exceeded our liabilities by $10.4 billion. Because we had a positive net worth as of September 30, 2009, FHFA has not submitted a draw request on our behalf to Treasury for any additional funding under the Purchase Agreement. Should our assets be less than our obligations, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. We have received $50.7 billion from Treasury under the Purchase Agreement to date. We expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could materially affect the level and volatility of our net worth. As of September 30, 2009, the aggregate liquidation preference of the senior preferred stock is $51.7 billion and the amount remaining under the Treasury’s funding agreement is $149.3 billion. We paid our

139	Freddie Mac

quarterly dividend of $370 million, $1.1 billion and $1.3 billion, respectively, on the senior preferred stock in cash on March 31, 2009, June 30, 2009 and September 30, 2009 at the direction of the Conservator.

NOTE 10: DERIVATIVES

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt;

•	synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in order to more closely match changes in the interest rate characteristics of our mortgage assets; and

•	hedge foreign-currency exposure.

Hedge Forecasted Debt Issuances

We regularly commit to purchase mortgage investments on an opportunistic basis for a future settlement, typically ranging from two weeks to three months after the date of the commitment. To facilitate larger and more predictable debt issuances that contribute to lower funding costs, we use interest rate derivatives to economically hedge the interest rate risk exposure from the time we commit to purchase a mortgage to the time the related debt is issued.

Create Synthetic Funding

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

Adjust Funding Mix

We generally use interest rate swaps to mitigate contractual funding mismatches between our assets and liabilities. We also use swaptions and other option-based derivatives to adjust the contractual terms of our debt funding in response to changes in the expected lives of mortgage-related assets in our mortgage-related investments portfolio. As market conditions dictate, we take rebalancing actions to keep our interest rate risk exposure within management-set limits. In a declining interest rate environment, we typically enter into receive-fixed interest rate swaps or purchase Treasury-based derivatives to shorten the duration of our funding to offset the declining duration of our mortgage assets. In a rising interest rate environment, we typically enter into pay-fixed interest rate swaps or sell Treasury-based derivatives in order to lengthen the duration of our funding to offset the increasing duration of our mortgage assets.

Foreign-Currency Exposure

We eliminate virtually all of our exposure to fluctuations in exchange rates related to our foreign-currency denominated debt by entering into foreign-currency swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations.

Types of Derivatives

We principally use the following types of derivatives:

•	LIBOR- and Euribor-based interest rate swaps;

•	LIBOR- and Treasury-based options (including swaptions);

•	LIBOR- and Treasury-based exchange-traded futures; and

•	Foreign-currency swaps.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for a discussion of our accounting policies related to our derivatives. In addition to swaps, futures and purchased options, our derivative positions include the following:

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

140	Freddie Mac

lower our overall hedging costs, allow us to hedge the same economic risk we assume when selling guaranteed final maturity REMICs with a more liquid instrument and allow us to rebalance the options in our callable debt and REMIC portfolios. We may, from time to time, write other derivative contracts such as caps, floors, interest-rate futures and options on buy-up and buy-down commitments.

Forward Purchase and Sale Commitments

We routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Most of these commitments are derivatives subject to the requirements of derivatives and hedging accounting (FASB ASC 815-10-15).

Swap Guarantee Derivatives

We issue swap guarantee derivatives that guarantee the payments on (a) multifamily mortgage loans that are originated and held by state and municipal housing finance agencies to support tax-exempt multifamily housing revenue bonds and (b) Freddie Mac pass-through certificates which are backed by tax-exempt multifamily housing revenue bonds and related taxable bonds and/or loans. In connection with some of these guarantees, we may also guarantee the sponsor’s or the borrower’s performance as a counterparty on any related interest rate swaps used to mitigate interest-rate risk.

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

141	Freddie Mac

Table 10.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 10.1 — Derivative Assets and Liabilities at Fair Value

	At September 30, 2009			At December 31, 2008
		Derivatives at Fair Value			Derivatives at Fair Value
	Notional or			Notional or
	Contractual			Contractual
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting standards for derivatives and hedging (FASB ASC 815-20-25)(2)
Interest rate swaps:
Receive-fixed	$320,458	$7,278	$(1,788)	$279,609	$22,285	$(19)
Pay-fixed	414,776	938	(26,611)	404,359	104	(51,894)
Basis (floating to floating)	51,615	4	(43)	82,190	209	(101)

Total interest rate swaps	786,849	8,220	(28,442)	766,158	22,598	(52,014)
Option-based
Call swaptions
Purchased	175,797	12,114	—	177,922	21,089	—
Written	17,600	—	(407)	—	—	—
Put swaptions
Purchased	90,075	1,917	—	41,550	539	—
Written	16,900	—	(469)	6,000	—	(46)
Other option-based derivatives(3)	157,389	1,862	(27)	68,583	1,913	(49)

Total option-based	457,761	15,893	(903)	294,055	23,541	(95)
Futures	80,474	6	(20)	128,698	234	(1,105)
Foreign-currency swaps	5,775	1,734	—	12,924	2,982	—
Forward purchase and sale commitments	34,571	85	(214)	108,273	537	(532)
Credit derivatives	14,146	30	(12)	13,631	45	(7)
Swap guarantee derivatives	3,488	—	(35)	3,281	—	(11)

Total derivatives not designated as hedging instruments	1,383,064	25,968	(29,626)	1,327,020	49,937	(53,764)
Netting adjustments(4)		(25,806)	28,677		(48,982)	51,487

Total derivative portfolio, net	$1,383,064	$162	$(949)	$1,327,020	$955	$(2,277)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle payable were $4.2 billion and $7 million, respectively, at September 30, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.3) billion and $1.1 billion at September 30, 2009 and December 31, 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

142	Freddie Mac

Table 10.2 presents the gains and losses of derivatives reported in our consolidated statements of operations.

Table 10.2 — Gains and Losses on Derivatives(1)

	Three Months Ended September 30,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in		Reclassified from		(Ineffective Portion and
	AOCI on Derivative		AOCI into Earnings		Amount Excluded from
Derivatives in	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Cash Flow Hedging Relationships(3)	2009	2008	2009	2008	2009	2008
	(in millions)

Pay-fixed interest rate swaps(4)	$—	$(866)	$—	$(54)	$—	$(20)
Forward sale commitments	—	6	—	—	—	—
Closed cash flow hedges(5)	—	—	(287)	(325)	—	—

Total	$—	$(860)	$(287)	$(379)	$—	$(20)

	Nine Months Ended September 30,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in		Reclassified from		(Ineffective Portion and
	AOCI on Derivative		AOCI into Earnings		Amount Excluded from
Derivatives in	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Cash Flow Hedging Relationships(3)	2009	2008	2009	2008	2009	2008
	(in millions)

Pay-fixed interest rate swaps(4)	$—	$(564)	$—	$(91)	$—	$(16)
Forward sale commitments	—	18	—	—	—	—
Closed cash flow hedges(5)	—	—	(896)	(955)	—	—

Total	$—	$(546)	$(896)	$(1,046)	$—	$(16)

143	Freddie Mac

	Derivative Gains (Losses)(6)
	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments under the	September 30,		September 30,
accounting standards for derivatives and hedging(7)	2009	2008	2009	2008
	(in millions)

Interest rate swaps:
Receive-fixed
Foreign-currency denominated	$(2)	$228	$122	$(69)
U.S. dollar denominated	4,539	2,101	(7,451)	4,400

Total receive-fixed swaps	4,537	2,329	(7,329)	4,331
Pay-fixed	(8,223)	(5,296)	17,006	(9,170)
Basis (floating to floating)	(59)	(54)	(174)	(75)

Total interest rate swaps	(3,745)	(3,021)	9,503	(4,914)
Option-based:
Call swaptions
Purchased	2,285	1,824	(7,012)	2,522
Written	(59)	(7)	152	14
Put swaptions
Purchased	(1,087)	22	(40)	(31)
Written	107	154	(250)	64
Other option-based derivatives(8)	13	95	(202)	31

Total option-based	1,259	2,088	(7,352)	2,600
Futures	(11)	(534)	(235)	(41)
Foreign-currency swaps(9)	238	(1,578)	248	(389)
Forward purchase and sale commitments	(385)	280	(657)	548
Credit derivatives	—	(2)	(5)	12
Swap guarantee derivatives	—	(4)	(22)	(5)
Other(10)	—	(27)	—	(27)

Subtotal	(2,644)	(2,798)	1,480	(2,216)
Accrual of periodic settlements:
Receive-fixed interest rate swaps(11)	1,684	753	4,152	1,474
Pay-fixed interest rate swaps	(2,847)	(1,128)	(7,058)	(2,723)
Foreign-currency swaps	10	105	81	263
Other	22	(12)	112	(8)

Total accrual of periodic settlements	(1,131)	(282)	(2,713)	(994)

Total	$(3,775)	$(3,080)	$(1,233)	$(3,210)

(1)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.
(2)	Gain or (loss) arises when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. No amounts have been excluded from the assessment of effectiveness.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	In 2008, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt in conjunction with our entry into conservatorship on September 6, 2008. As a result of our discontinuance of this hedge accounting strategy, we transferred the previous deferred amount of $(472) million related to the fair value changes of these hedges from open cash flow hedges to closed cash flow hedges within AOCI on September 6, 2008.
(5)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that are designated as cash flow hedges are recognized as basis adjustments to the related assets which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in long-term debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(6)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(7)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(8)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(9)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign currency and the other leg calculated in U.S. dollars.
(10)	Related to the bankruptcy of Lehman Brothers Holdings, Inc. for both the three and nine months ended September 30, 2008.
(11)	Includes imputed interest on zero-coupon swaps.

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

144	Freddie Mac

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

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at September 30, 2009 and December 31, 2008 was $2.6 billion and $4.3 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at September 30, 2009 and December 31, 2008 was $6.8 billion and $5.8 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. In the event our credit ratings fell below certain specified rating triggers or were withdrawn by S&P or Moody’s, the counterparties to the derivative instruments would be entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2009, was $7.4 billion for which we posted collateral of $6.8 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2009, we would have been required to post an additional $0.6 billion of collateral to our counterparties.

At September 30, 2009 and December 31, 2008, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

As shown in Table 10.3, the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $3.1 billion and $3.6 billion at September 30, 2009 and 2008, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

Over the next 12 months, we estimate that approximately $690 million, net of taxes, of the $3.1 billion of cash flow hedging losses in AOCI, net of taxes, at September 30, 2009 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 24 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at September 30, 2009, will be reclassified to earnings over the next five and ten years, respectively.

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

145	Freddie Mac

Table 10.3 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Nine Months Ended
	September 30,
	2009	2008
	(in millions)

Beginning balance(1)	$(3,678)	$(4,059)
Cumulative effect of change in accounting principle(2)	—	4
Net change in fair value related to cash flow hedging activities, net of tax(3)	—	(356)
Net reclassifications of losses to earnings and other, net of tax(4)	594	857

Ending balance(1)	$(3,084)	$(3,554)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting standards on the fair value option for financial assets and financial liabilities. Net of tax benefit of $— for the nine months ended September 30, 2008.
(3)	Net of tax benefit of $190 million for the nine months ended September 30, 2008.
(4)	Net of tax benefit of $302 million and $366 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2008, also includes $177 million increase due to our deferred tax asset valuation allowance adjustment.

NOTE 11: LEGAL CONTINGENCIES

We are involved as a party to a variety of legal and regulatory proceedings arising from time to time in the ordinary course of business including, among other things, contractual disputes, personal injury claims, employment-related litigation and other legal proceedings incidental to our business. We are frequently involved, directly or indirectly, in litigation involving mortgage foreclosures. From time to time, we are also involved in proceedings arising from our termination of a seller/servicer’s eligibility to sell mortgages to, and/or service mortgages for, us. In these cases, the former seller/servicer sometimes seeks damages against us for wrongful termination under a variety of legal theories. In addition, we are sometimes sued in connection with the origination or servicing of mortgages. These suits typically involve claims alleging wrongful actions of seller/servicers. Our contracts with our seller/servicers generally provide for indemnification against liability arising from their wrongful actions with respect to mortgages sold to Freddie Mac.

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting standards for contingencies (FASB ASC 450-20-25-2), we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

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

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook.  Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. On January 20, 2009, FHFA filed a motion to intervene and stay the proceedings. On February 6, 2009, the court granted FHFA’s motion to intervene and stayed the case for 45 days. On May 19, 2009, plaintiffs filed an amended consolidated complaint. Freddie Mac served a motion to dismiss the complaint on all parties on September 23, 2009. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition, or results of operations.

146	Freddie Mac

Shareholder Demand Letters.  In late 2007 and early 2008, the Board of Directors received three letters from purported shareholders of Freddie Mac, which together contain allegations of corporate mismanagement and breaches of fiduciary duty in connection with the company’s risk management, alleged false and misleading financial disclosures, and the alleged sale of stock based on material non-public information by certain current and former officers and directors of Freddie Mac. One letter demands that the board commence an independent investigation into the alleged conduct, institute legal proceedings to recover damages from the responsible individuals, and implement corporate governance initiatives to ensure that the alleged problems do not recur. The second letter demands that Freddie Mac commence legal proceedings to recover damages from responsible board members, senior officers, Freddie Mac’s outside auditors, and other parties who allegedly aided or abetted the improper conduct. The third letter demands relief similar to that of the second letter, as well as recovery for unjust enrichment. Prior to the conservatorship, the Board of Directors formed a Special Litigation Committee, or SLC, to investigate the purported shareholders’ allegations, and engaged counsel for that purpose. Pursuant to the conservatorship, FHFA, as the Conservator, has succeeded to the powers of the Board of Directors, including the power to conduct investigations such as the one conducted by the SLC of the prior Board of Directors. The counsel engaged by the former SLC is continuing the investigation pursuant to instructions from FHFA. As described below, each of these purported shareholders subsequently filed lawsuits against Freddie Mac.

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

On July 24, 2008, The Adams Family Trust and Kevin Tashjian filed a purported derivative lawsuit in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac, with Freddie Mac named as a nominal defendant in the action. The Adams Family Trust and Kevin Tashjian had previously sent a derivative demand letter to the Board of Directors in early 2008 requesting that it commence legal proceedings against senior management and certain directors to recover damages for their alleged wrongdoing. Similar to the Bassman case described above, this complaint alleges that the defendants breached their fiduciary duties by failing to implement and/or maintain sufficient risk management and other controls; failing to adequately reserve for uncollectible loans and other risks of loss; and making false and misleading statements regarding the company’s exposure to the subprime market, the strength of the company’s risk management and internal controls, and the company’s underwriting standards in response to alleged abuses in the subprime industry. The plaintiffs also allege that certain of the defendants breached their fiduciary duties and unjustly enriched themselves through their sale of stock based on material non-public information. The complaint seeks the imposition of a constructive trust for the proceeds of alleged insider stock sales, unspecified damages and equitable relief, disgorgement of proceeds of alleged insider stock sales, costs, and attorneys’, accountants’ and experts’ fees.

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

On October 15, 2008, the U.S. District Court for the Eastern District of Virginia consolidated the LMPERS and Adams Family Trust cases. On October 24, 2008, a motion was filed to have LMPERS appointed lead plaintiff. On November 3, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. In that capacity, FHFA also filed a motion to stay all proceedings and to substitute for plaintiffs in the action. On December 12, 2008, the Court consolidated the Bassman litigation with the LMPERS and Adams Family Trust cases. On December 19, 2008, the Court stayed the consolidated cases pending further order from the Court. On July 27, 2009, the Court granted FHFA’s motion to substitute for plaintiffs and lifted the stay. On August 20, 2009, the Court granted the

147	Freddie Mac

parties’ consent motion to stay all proceedings until December 9, 2009. Also on August 20, 2009, the plaintiffs filed an appeal of the Court’s order substituting FHFA for the plaintiffs. At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

A shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on June 6, 2008 in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac by the Esther Sadowsky Testamentary Trust, which had submitted a shareholder demand letter to the Board of Directors in late 2007. The complaint alleges that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief. Among other things, plaintiff also seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, in its capacity as Conservator, FHFA filed a motion to intervene and substitute for plaintiffs. FHFA also filed a motion to stay all proceedings for a period of 90 days. On January 28, 2009, the magistrate judge assigned to the case issued a report recommending that FHFA’s motion to substitute as plaintiff be granted. By order dated May 6, 2009, the Court adopted and affirmed the magistrate judge’s report substituting FHFA as plaintiff in place of the Trust and stayed the case for an additional 45 days. Plaintiff has filed a notice of appeal with respect to the Court’s May 6 ruling, and proposed intervenor Bassman has filed his notice of appeal with respect to the May 6 ruling and the Court’s denial of his earlier motion to intervene or, alternatively, appear as amicus curiae. On June 25, 2009, the Court entered an order allowing the defendants until December 1, 2009 to respond to the complaint. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

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

Indemnification Requests.  By letter dated October 17, 2008, Freddie Mac received formal notification of a putative class action securities lawsuit, Mark v. Goldman, Sachs & Co., J.P. Morgan Chase & Co., and Citigroup Global Markets Inc., filed on September 23, 2008, in the U.S. District Court for the Southern District of New York, regarding the company’s November 29, 2007 public offering of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. On April 30, 2009, the Court consolidated the Mark case with the Kreysar case discussed below, and the plaintiffs filed a consolidated class action complaint in the Kreysar case on July 2, 2009. The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in the Mark case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

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

148	Freddie Mac

Kreysar cases. Freddie Mac is not named as a defendant in this lawsuit, but the underwriters gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement, including reimbursement of fees and disbursements of their legal counsel. The Liberty Mutual case was transferred to the U.S. District Court for the Southern District of New York on August 11, 2009, and voluntarily dismissed by the plaintiffs without prejudice on August 17, 2009.

Related Third Party Litigation.  On December 15, 2008, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against certain former Freddie Mac officers and others styled Jacoby v. Syron, Cook, Piszel, Banc of America Securities LLC, JP Morgan Chase & Co., and FTN Financial Markets. The complaint, as amended on December 17, 2008, contends that the defendants made material false and misleading statements in connection with Freddie Mac’s September 2007 offering of non-cumulative, non-convertible, perpetual fixed-rate preferred stock, and that such statements “grossly overstated Freddie Mac’s capitalization” and “failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting standards and risk management procedures.” The complaint further alleges that Syron, Cook and Piszel made additional false statements following the offering. Freddie Mac is not named as a defendant in this lawsuit.

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

Lehman Bankruptcy.  On September 15, 2008, Lehman Brothers Holdings Inc., or Lehman, filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which give rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion.

Taylor, Bean & Whitaker Bankruptcy.  On August 24, 2009, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy. Prior to that date, Freddie Mac had terminated TBW’s status as a seller/servicer of loans. We estimate that the amount of net potential exposure to us related to the loan repurchase obligations of TBW is approximately $500 million as of September 30, 2009. We anticipate pursuing various claims against TBW.

We continue to evaluate our other potential exposures and are working with the debtor in possession, the FDIC and other creditors to quantify these exposures. At this time, we are unable to estimate our total potential exposure related to TBW’s bankruptcy; however, the amount of additional losses related to such exposures could be significant.

NOTE 12: INCOME TAXES

For the three months ended September 30, 2009 and 2008, we reported an income tax benefit (expense) of $149 million and $(8.0) billion, respectively, representing effective tax rates of 2.9% and (46.0)%, respectively. For the nine months ended September 30, 2009 and 2008, we reported an income tax benefit (expense) of $1.3 billion and $(6.5) billion, respectively, representing effective tax rates of 8.3% and (33.0)%, respectively. Our effective tax rate for the three months and nine months ended September 30, 2009 and 2008, was different from the statutory rate of 35% primarily due to the establishment of a valuation allowance in the third quarter of 2008. Those tax benefits recognized represent primarily current tax benefits for estimated 2009 taxable losses carried back to previous tax years.

149	Freddie Mac

Deferred Tax Assets, Net

Table 12.1 — Deferred Tax Assets, Net

	September 30, 2009			December 31, 2008
		Adjust for			Adjust for
		Valuation	Adjusted		Valuation	Adjusted
	Amount	Allowance	Amount	Amount	Allowance	Amount
	(in millions)

Deferred tax assets:
Deferred fees	$2,027	$(2,027)	$—	$3,027	$(3,027)	$—
Basis differences related to derivative instruments	4,959	(4,959)	—	5,969	(5,969)	—
Credit related items and reserve for loan losses	13,948	(13,948)	—	7,478	(7,478)	—
Basis differences related to assets held for investment	—	—	—	5,504	(5,504)	—
Unrealized (gains) losses related to available-for-sale securities	12,443	—	12,443	15,351	—	15,351
LIHTC and AMT credit carryforward	1,700	(1,700)	—	526	(526)	—
Other items, net	79	(79)	—	186	(186)	—

Total deferred tax assets	35,156	(22,713)	12,443	38,041	(22,690)	15,351

Deferred tax liabilities:
Basis differences related to assets held for investment	(406)	406	—	—	—	—
Basis differences related to debt	(300)	300	—	(314)	314	—

Total deferred tax (liability)	(706)	706	—	(314)	314	—

Deferred tax assets, net	$34,450	$(22,007)	$12,443	$37,727	$(22,376)	$15,351

We use the asset and liability method to account for income taxes in accordance with the accounting standards for income tax (FASB ASC 740-10-25). Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce deferred tax assets, net when it is more likely than not that a tax benefit will not be realized. The realization of our deferred tax assets, net is dependent upon the generation of sufficient taxable income or upon our conclusion that we have the intent and ability to hold our available-for-sale securities to the recovery of any temporary unrealized losses. On a quarterly basis, we determine whether a valuation allowance is necessary and whether the allowance should be adjusted. In so doing, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax assets, net will be realized and whether a valuation allowance is necessary.

Events since our entry into conservatorship, including those described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments,” in our 2008 Annual Report fundamentally affect our control, management and operations and are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. In evaluating our need for a valuation allowance, we considered all of the events and evidence discussed above, in addition to: (1) our three-year cumulative loss position; (2) our carryback and carryforward availability; (3) our difficulty in predicting unsettled circumstances; and (4) our conclusion that we have the intent and ability to hold our available-for-sale securities to the recovery of any temporary unrealized losses.

Subsequent to the date of our entry into conservatorship, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized due to our inability to generate sufficient taxable income and we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the third quarter of 2009. We reduced our valuation allowance by $0.4 billion during the first nine months of 2009. This was as a result of a reduction attributable to the second quarter adoption of an amendment to the accounting standards for investments in debt and equity securities, net of an increase primarily attributable to timing differences generated from credit-related items. See “NOTE 4: INVESTMENTS IN SECURITIES” for additional information on our adoption of the amendment to the accounting standards for investments in debt and equity securities. Our total valuation allowance as of September 30, 2009 was $22.0 billion. As of September 30, 2009, we had a deferred tax asset, net of $12.4 billion representing the tax effect of unrealized losses on our available-for-sale securities, which management believes is more likely than not of being realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered.

We are projecting a taxable loss for full year 2009. This loss is expected to be carried back to 2007. As a result of this carryback, low-income housing tax credits previously recognized in 2007 in the amount of $511 million, are estimated to be carried forward to future periods. In addition, we do not expect to be able to use the LIHTC tax credits

150	Freddie Mac

of $608 million generated in 2008 and $447 million generated in 2009, as of September 30, 2009. A full valuation allowance was established against these deferred tax assets based on our September 30, 2009 deferred tax asset valuation allowance assessment.

Unrecognized Tax Benefits

At September 30, 2009, we had total unrecognized tax benefits, exclusive of interest, of $678 million. Included in the $678 million are $6 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The remaining $672 million of unrecognized tax benefits at September 30, 2009 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility.

We continue to recognize interest and penalties, if any, in income tax expense. Total accrued interest receivable, changed from $245 million at December 31, 2008 to $246 million at September 30, 2009. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to the settlement in U.S. Tax Court discussed below; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. At September 30, 2009, our accrued contingent interest receivable balance of $246 million was net of approximately $235 million of accrued interest payable that was allocable to unrecognized tax benefits. We have no amount accrued for penalties. Accrued interest receivable is presented pre-tax in this Form 10-Q to conform to the current presentation.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for years 1985 to 2008. Tax years 1985 to 1997 are before the U.S. Tax Court. In June 2008, we reached agreement with the IRS on a settlement regarding the tax treatment of the customer relationship intangible asset recognized upon our transition from non-taxable to taxable status in 1985. As a result of this agreement, we re-measured the tax benefit from this uncertain tax position and recognized $171 million of tax and interest in the second quarter of 2008. This settlement, which was approved by the Joint Committee on Taxation of Congress, resolves the last matter to be decided by the U.S. Tax Court in the current litigation. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided favorably by the U.S. Tax Court in 2006, are subject to appeal.

The IRS has completed its examinations of years 1998 to 2005 and has begun examining years 2006 and 2007. The principal matter in controversy as the result of the 1998 to 2005 examinations involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. It is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. Management believes adequate reserves have been provided for settlement on reasonable terms. Changes could occur in the gross balance of unrecognized tax benefits within the next 12 months that could have a material impact on income tax expense or benefit in the period the issue is resolved. However, we have no information that would enable us to estimate such impact at this time.

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

151	Freddie Mac

Table 13.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three and nine months ended September 30, 2009 and 2008. Net periodic benefit cost is included in salaries and employee benefits in our consolidated statements of operations.

Table 13.1 — Net Periodic Benefit Cost Detail

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Pension Benefits

Service cost	$8	$9	$24	$26
Interest cost on benefit obligation	9	8	26	25
Expected (return) loss on plan assets	(9)	(10)	(25)	(31)
Recognized net actuarial (gain) loss	4	—	10	1

Net periodic benefit cost	$12	$7	$35	$21

Postretirement Health Care Benefits

Service cost	$2	$2	$5	$6
Interest cost on benefit obligation	2	2	6	6
Recognized prior service cost (credit)	(1)	—	(1)	—

Net periodic benefit cost	$3	$4	$10	$12

Cash Flows Related to Pension Plans

Our general practice is to contribute to our Pension Plan an amount at least equal to the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. During the third quarter of 2009, we made a contribution to our Pension Plan of approximately $74 million. During the remaining period of 2009, we may make an additional contribution equal to the amount required to fully fund the Pension Plan’s projected benefit obligation as of December 31, 2009. The potential contribution amount is currently projected to be between $35 million and $55 million based upon certain economic and business assumptions. These assumptions include, but are not limited to, financial market performance and interest rate changes. Changes in these assumptions between now and December 31, 2009 could significantly impact the actual amount contributed (if any).

NOTE 14: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

Effective January 1, 2008, we adopted an amendment to the accounting standards for fair value measurements and disclosures (FASB ASC 820-10), which established a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. As required by this amendment, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 14.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets.

152	Freddie Mac

Table 14.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at September 30, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities:
Freddie Mac	$—	$214,864	$22,523	$—	$237,387
Subprime	—	—	35,551	—	35,551
Commercial mortgage-backed securities	—	—	53,717	—	53,717
Option ARM	—	—	7,236	—	7,236
Alt-A and other	—	17	13,308	—	13,325
Fannie Mae	—	37,444	355	—	37,799
Obligations of states and political subdivisions	—	—	11,957	—	11,957
Manufactured housing	—	—	901	—	901
Ginnie Mae	—	340	23	—	363

Total mortgage-related securities	—	252,665	145,571	—	398,236
Non-mortgage-related securities:
Asset-backed securities	—	4,476	62	—	4,538

Total available-for-sale securities, at fair value	—	257,141	145,633	—	402,774
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	185,453	2,222	—	187,675
Fannie Mae	—	32,681	1,295	—	33,976
Ginnie Mae	—	164	28	—	192
Other	—	—	28	—	28

Total mortgage-related securities	—	218,298	3,573	—	221,871
Non-mortgage-related securities:
Asset-backed securities	—	1,344	—	—	1,344
Treasury Bills	12,394	—	—	—	12,394
FDIC-guaranteed corporate medium-term notes	—	—	250	—	250

Total non-mortgage-related securities	12,394	1,344	250	—	13,988

Total trading securities, at fair value	12,394	219,642	3,823	—	235,859

Total investments in securities	12,394	476,783	149,456	—	638,633
Mortgage loans:
Held-for-sale, at fair value	—	—	1,572	—	1,572
Derivative assets, net	45	25,702	221	(25,806)	162
Guarantee asset, at fair value	—	—	8,722	—	8,722

Total assets carried at fair value on a recurring basis	$12,439	$502,485	$159,971	$(25,806)	$649,089

Liabilities:
Debt securities recorded at fair value	$—	$9,082	$—	$—	$9,082
Derivative liabilities, net	20	29,319	287	(28,677)	949

Total liabilities carried at fair value on a recurring basis	$20	$38,401	$287	$(28,677)	$10,031

	Fair Value at December 31, 2008
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities	$—	$344,364	$105,740	$—	$450,104
Non-mortgage-related securities	—	8,794	—	—	8,794

Subtotal available-for-sale, at fair value	—	353,158	105,740	—	458,898
Trading, at fair value
Mortgage-related securities	—	188,161	2,200	—	190,361

Total investments in securities	—	541,319	107,940	—	649,259
Mortgage loans:
Held-for-sale, at fair value	—	—	401	—	401
Derivative assets, net	233	49,567	137	(48,982)	955
Guarantee asset, at fair value	—	—	4,847	—	4,847

Total assets carried at fair value on a recurring basis	$233	$590,886	$113,325	$(48,982)	$655,462

Liabilities:
Debt securities denominated in foreign currencies	$—	$13,378	$—	$—	$13,378
Derivative liabilities, net	1,150	52,577	37	(51,487)	2,277

Total liabilities carried at fair value on a recurring basis	$1,150	$65,955	$37	$(51,487)	$15,655

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle payable were $4.2 billion and $7 million, respectively, at September 30, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.3) billion and $1.1 billion at September 30, 2009 and December 31, 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

153	Freddie Mac

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

Our Level 3 items mainly consist of non-agency residential mortgage-related securities, CMBS, certain agency mortgage-related securities and our guarantee asset. During 2009 the market for CMBS and during 2008 the market for securities backed by subprime, Option ARM, Alt-A and other loans became significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs. Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of discounts for liquidity applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. See “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” in our 2008 Annual Report for more information about the valuation of our guarantee asset.

Table 14.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 14.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended September 30, 2009
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	June 30, 2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	September 30, 2009	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$22,080	$—	$1,358	$1,358	$(879)	$(36)	$22,523	$—
Subprime	39,935	(623)	(586)	(1,209)	(3,175)	—	35,551	(623)
Commercial mortgage-backed securities	49,208	(54)	5,072	5,018	(509)	—	53,717	(54)
Option ARM	6,536	(224)	1,518	1,294	(594)	—	7,236	(224)
Alt-A and other	12,329	(283)	2,193	1,910	(931)	—	13,308	(283)
Fannie Mae	369	—	2	2	(16)	—	355	—
Obligations of states and political subdivisions	11,617	—	615	615	(275)	—	11,957	—
Manufactured housing	809	(3)	126	123	(31)	—	901	(3)
Ginnie Mae	25	—	—	—	(2)	—	23	—

Total mortgage-related securities	142,908	(1,187)	10,298	9,111	(6,412)	(36)	145,571	(1,187)
Non-mortgage-related securities:
Asset-backed securities	—	5	2	7	—	55	62	8

Total available-for-sale securities, at fair value	142,908	(1,182)	10,300	9,118	(6,412)	19	145,633	(1,179)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,172	137	—	137	56	(143)	2,222	137
Fannie Mae	1,116	132	—	132	(47)	94	1,295	132
Ginnie Mae	26	1	—	1	1	—	28	1
Other	30	(1)	—	(1)	(1)	—	28	(1)

Total mortgage-related securities	3,344	269	—	269	9	(49)	3,573	269
Non-mortgage-related securities:
FDIC-guaranteed corporate medium-term notes	—	—	—	—	250	—	250	—

Total trading securities, at fair value	3,344	269	—	269	259	(49)	3,823	269
Mortgage loans:
Held-for-sale, at fair value	223	(1)	—	(1)	1,350	—	1,572	2
Guarantee asset(8)	7,576	1,074	—	1,074	72	—	8,722	1,074
Net derivatives(9)	(647)	645	—	645	(64)	—	(66)	550

154	Freddie Mac

	Nine Months Ended September 30, 2009
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	January 1, 2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	September 30, 2009	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$18,320	$(1)	$1,974	$1,973	$2,155	$75	$22,523	$—
Subprime	52,266	(6,011)	(517)	(6,528)	(10,187)	—	35,551	(6,011)
Commercial mortgage-backed securities	2,861	(54)	6,018	5,964	(1,747)	46,639	53,717	(54)
Option ARM	7,378	(1,711)	2,884	1,173	(1,315)	—	7,236	(1,711)
Alt-A and other	13,236	(2,521)	5,211	2,690	(2,619)	1	13,308	(2,521)
Fannie Mae	396	—	5	5	(32)	(14)	355	—
Obligations of states and political subdivisions	10,528	1	2,079	2,080	(651)	—	11,957	—
Manufactured housing	743	(48)	293	245	(87)	—	901	(48)
Ginnie Mae	12	—	—	—	(5)	16	23	—

Total mortgage-related securities	105,740	(10,345)	17,947	7,602	(14,488)	46,717	145,571	(10,345)
Non-mortgage-related securities:
Asset-backed securities	—	(7)	8	1	(1)	62	62	8

Total available-for-sale securities, at fair value	105,740	(10,352)	17,955	7,603	(14,489)	46,779	145,633	(10,337)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,575	666	—	666	(86)	67	2,222	666
Fannie Mae	582	328	—	328	210	175	1,295	328
Ginnie Mae	14	2	—	2	(1)	13	28	2
Other	29	(1)	—	(1)	(3)	3	28	(1)

Total mortgage-related securities	2,200	995	—	995	120	258	3,573	995
Non-mortgage-related securities:
FDIC-guaranteed corporate medium-term notes	—	—	—	—	250	—	250	—

Total trading securities, at fair value	2,200	995	—	995	370	258	3,823	995
Mortgage loans:
Held-for-sale, at fair value	401	(29)	—	(29)	1,200	—	1,572	(18)
Guarantee asset(8)	4,847	3,699	—	3,699	176	—	8,722	3,699
Net derivatives(9)	100	(36)	—	(36)	(130)	—	(66)	(45)

	Three Months Ended September 30, 2008
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	June 30, 2008	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	September 30, 2008	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities	$134,737	$(8,855)	$1,877	$(6,978)	$(8,406)	$10,056	$129,409	$(8,861)
Non-mortgage-related securities	4	—	—	—	(1)	—	3	—

Total available-for-sale securities, at fair value	134,741	(8,855)	1,877	(6,978)	(8,407)	10,056	129,412	(8,861)
Trading, at fair value:
Mortgage-related securities	3,809	(575)	—	(575)	463	(122)	3,575	(555)
Mortgage loans:
Held-for-sale, at fair value	—	(7)	—	(7)	102	—	95	(7)
Guarantee asset(8)	11,019	(1,291)	—	(1,291)	(49)	—	9,679	(1,291)
Net derivatives(9)	(207)	(11)	3	(8)	8	—	(207)	(85)

155	Freddie Mac

	Nine Months Ended September 30, 2008
				Realized and unrealized gains (losses)
		Cumulative			Included		Purchases,	Net transfers		Unrealized
	Balance,	effect of change	Balance,		in other		issuances,	in and/or		gains
	December 31,	in accounting	January 1,	Included in	comprehensive		sales and	out of	Balance,	(losses)
	2007	principle(10)	2008	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	Level 3(6)	September 30, 2008	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities	$19,859	$(443)	$19,416	$(9,689)	$(14,540)	$(24,229)	$(21,647)	$155,869	$129,409	$(9,759)
Non-mortgage-related securities	—	—	—	—	—	—	(2)	5	3	—

Total available-for-sale securities, at fair value	19,859	(443)	19,416	(9,689)	(14,540)	(24,229)	(21,649)	155,874	129,412	(9,759)
Trading, at fair value:
Mortgage-related securities	2,710	443	3,153	(616)	—	(616)	1,123	(85)	3,575	(606)
Mortgage loans:
Held-for-sale, at fair value	—	—	—	(7)	—	(7)	102	—	95	(7)
Guarantee asset(8)	9,591	—	9,591	(620)	—	(620)	708	—	9,679	(620)
Net derivatives(9)	(216)	—	(216)	13	3	16	(7)	—	(207)	(68)

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales and credit-related impairments are recorded in gains (losses) on investment activity on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in gains (losses) on investment activity on our consolidated statements of operations.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for additional information.
(3)	Changes in fair value of the guarantee asset are recorded in gains (losses) on guarantee asset on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2008 Annual Report for additional information.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in gains (losses) on investment activities on our consolidated statements of operations.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that are still held at September 30, 2009 and 2008, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic mark-to-fair value of our guarantee asset.
(9)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(10)	Represents adjustment to initially apply the accounting standards on the fair value option for financial assets and financial liabilities.

Nonrecurring Fair Value Changes

Certain assets are measured at fair value on our consolidated balance sheets only if certain conditions exist as of the balance sheet date. We consider the fair value measurement related to these assets to be nonrecurring. These assets include low-income housing tax credit partnerships equity investments, single-family held-for-sale mortgage loans and REO net, as well as impaired held-for-investment multifamily mortgage loans. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or the write-down of individual assets to current fair value amounts due to impairments.

For a discussion related to our fair value measurement of our investments in LIHTC partnerships see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Low-Income Housing Tax Credit Partnerships Equity Investments.” Our investments in LIHTC partnerships are valued using unobservable inputs and as a result are classified as Level 3 under the fair value hierarchy.

For a discussion related to our fair value measurement of single-family held-for-sale mortgage loans see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Sale.” Since the fair values of these mortgage loans are derived from observable prices with adjustments that may be significant, they are classified as Level 3 under the fair value hierarchy.

The fair value of multifamily held-for-investment mortgage loans is generally based on market prices obtained from a third-party pricing service provider for similar mortgages, considering the current credit risk profile for each loan, adjusted for differences in contractual terms. However, given the relative illiquidity in the marketplace for these loans, and differences in contractual terms, we classified these loans as Level 3 in the fair value hierarchy.

156	Freddie Mac

For GAAP purposes, subsequent to acquisition REO is carried at the lower of its carrying amount or fair value less cost to sell. The subsequent fair value less cost to sell is an estimated value based on relevant recent historical factors, which are considered to be unobservable inputs. As a result, REO is classified as Level 3 under the fair value hierarchy.

Table 14.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at September 30, 2009 and December 31, 2008, respectively.

Table 14.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at September 30, 2009				Fair Value at December 31, 2008
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable		Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$469	$469	$—	$—	$72	$72
Held-for-sale	—	—	11	11	—	—	1,022	1,022
REO, net(2)	—	—	2,041	2,041	—	—	2,029	2,029
LIHTC partnership equity investments(3)	—	—	2,860	2,860	—	—	6	6

Total assets measured at fair value on a non-recurring basis	$—	$—	$5,381	$5,381	$—	$—	$3,129	$3,129

	Total Gains (Losses)
	Three Months Ended		Nine Months Ended
	September 30,(4)		September 30,(4)
	2009	2008	2009	2008
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$(91)	$(2)	$(129)	$(4)
Held-for-sale	48	(16)	10	(13)
REO, net(2)	301	(172)	548	(404)
LIHTC partnership equity investments(3)	(370)	(2)	(374)	(2)

Total gains (losses)	$(112)	$(192)	$55	$(423)

(1)	Represent carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, which are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $2.0 billion, less cost to sell of $141 million (or approximately $1.9 billion) at September 30, 2009. The carrying amount of REO, net was written down to fair value of $2.0 billion, less cost to sell of $169 million (or approximately $1.8 billion) at December 31, 2008.
(3)	Represents the carrying value and related write-downs of impaired low-income housing tax credit partnership equity investments for which adjustments are based on the fair value amounts.
(4)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of September 30, 2009 and 2008, respectively.

Fair Value Election

On January 1, 2008, we adopted the accounting standards on the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. We elected the fair value option for certain available-for-sale mortgage-related securities, investments in securities classified as available-for-sale securities and identified as in the scope of the accounting standards for investments in beneficial interests in securitized financial assets (FASB ASC 325-40-15-3) and foreign-currency denominated debt. In addition, we elected the fair value option for multifamily held-for-sale mortgage loans in the third quarter of 2008.

Certain Available-For-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale securities held in our mortgage-related investments portfolio to better reflect the natural offset these securities provide to fair value changes recorded on our guarantee asset. We record fair value changes on our guarantee asset through our consolidated statements of operations. However, we historically classified virtually all of our securities as available-for-sale and recorded those fair value changes in AOCI. The securities selected for the fair value option include principal only strips and certain pass-through and Structured Securities that contain positive duration features that provide an offset to the negative duration associated with our guarantee asset. We continually evaluate new security purchases to identify the appropriate security mix to classify as trading to match the changing duration features of our guarantee asset.

157	Freddie Mac

For available-for-sale securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets, we elected the fair value option to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. Under the accounting standards for investments in beneficial interests in securitized financial assets (FASB ASC 325-40) for available-for-sale securities, when an impairment is considered other-than-temporary, the impairment amount is recorded in our consolidated statements of operations and subsequently accreted back through interest income as long as the contractual cash flows occur. Any subsequent periodic increases in the value of the security are recognized through AOCI. By electing the fair value option for these instruments, we will instead reflect valuation changes through our consolidated statements of operations in the period they occur, including any such increases in value.

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

Foreign-Currency Denominated Debt with Fair Value Option Elected

In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. We have historically recorded the fair value changes on these derivatives through our consolidated statements of operations in accordance with the accounting standards for derivatives and hedging (FASB ASC 815-10-35-2.) However, the corresponding offsetting change in fair value that occurred in the debt as a result of changes in interest rates was not permitted to be recorded in our consolidated statements of operations unless we pursued hedge accounting. As a result, our consolidated statements of operations reflected only the fair value changes of the derivatives and not the offsetting fair value changes in the debt resulting from changes in interest rates. Therefore, we have elected the fair value option on the debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We currently do not issue foreign-currency denominated debt and use of the fair value option in the future for these types of instruments will be evaluated on a case-by-case basis for any new issuances of this type of debt.

The changes in fair value of foreign-currency denominated debt of $(239) million and $(569) million for the three and nine months ended September 30, 2009, respectively, were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $(236) million and $(370) million for the three and nine months ended September 30, 2009, respectively. The remaining changes in the fair value of $(3) million and $(199) million for the three and nine months ended September 30, 2009, respectively, were attributable to changes in the instrument-specific credit risk.

The changes in fair value of foreign-currency denominated debt of $1.5 billion and $684 million for the three and nine months ended September 30, 2008, respectively, were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $1.4 billion and $458 million for the three and nine months ended September 30, 2008, respectively. The remaining changes in the fair value of $150 million and $226 million for the three and nine months ended September 30, 2008, respectively, were attributable to changes in the instrument-specific credit risk.

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

The difference between the aggregate fair value and aggregate unpaid principal balance for foreign-currency denominated debt due after one year was $166 million and $445 million at September 30, 2009 and December 31, 2008, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” in our 2008 Annual Report for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Under this program,

158	Freddie Mac

we acquire loans that we intend to sell. While this is consistent with our overall strategy to expand our multifamily loan holdings, it differs from the buy-and-hold strategy that we have traditionally used with respect to multifamily loans. These multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future.

We recorded fair value changes of $(1) million and $(29) million in gains (losses) on investment activity in our consolidated statements of operations for the three and nine months ended September 30, 2009, respectively. The fair value changes that were attributable to changes in instrument-specific credit risk were $(29) million and $20 million for the three and nine months ended September 30, 2009, respectively. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in OAS level.

We recorded $(7) million from the change in fair value in gains (losses) on investment activity in our consolidated statements of operations for both the three and nine months ended September 30, 2008. The fair value changes that were attributable to changes in instrument-specific credit risk were $(8) million for both the three and nine months ended September 30, 2008. The gains and losses attributable to changes in instrument specific-credit risk were determined primarily from the changes in OAS level.

The differences between the aggregate fair value and the aggregate unpaid principal balance for multifamily held-for-sale loans with the fair value option elected was $20 million and $14 million at September 30, 2009 and December 31, 2008, respectively. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” in our 2008 Annual Report for additional information about the measurement and recognition of interest income on our mortgage loans.

Valuation Methods and Assumptions Subject to Fair Value Hierarchy

We categorize assets and liabilities that we measured and reported at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive the fair value and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In formulating our judgments, we review ranges of third party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the fair values are observable in active markets or the markets are inactive.

On April 1, 2009, we adopted an amendment to the accounting standards for fair value measurements and disclosures (FASB ASC 820-10-65-4), which provides additional guidance for estimating fair value when the volume and level of activities have significantly decreased. The adoption of this standard had no impact on our consolidated financial statements.

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

Our Level 3 financial instruments primarily consist of non-agency residential mortgage-related securities, commercial mortgage-backed securities, certain agency mortgage-related securities, our guarantee asset and multifamily mortgage loans held-for-sale. While the non-agency mortgage-related securities market has become significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency in 2008 and during the nine months ended September 30, 2009, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used to value these instruments generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) an industry standard modeling technique such as the discounted cash flow model. For a description of how we determine the fair value of our guarantee asset, see “NOTE 3: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” in our 2008 Annual Report.

159	Freddie Mac

Mortgage Loans, Held-for-Investment

Mortgage loans, held for investment include impaired multifamily mortgage loans, which are not measured at fair value on an ongoing basis but have been written down to fair value due to impairment. We classify these impaired multifamily mortgage loans as Level 3 in the fair value hierarchy as their valuation includes significant unobservable inputs.

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale consists of single-family and multifamily mortgage loans held in our mortgage-related investments portfolio. For single-family mortgage loans, we determine the fair value of these mortgage loans to calculate lower-of-cost-or-fair-value adjustments for mortgages classified as held-for-sale for GAAP purposes, therefore they are measured at fair value on a non-recurring basis and subject to classification under the fair value hierarchy. Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Thus, these multifamily mortgage loans are measured at fair value on a recurring basis.

We determine the fair value of single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, based on comparisons to actively traded mortgage-related securities with similar characteristics. To calculate the fair value, we include adjustments for yield, credit and liquidity differences. Part of the adjustments represents an implied management and guarantee fee. To accomplish this, the fair value of the single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, includes an adjustment representing the estimated present value of the additional cash flows on the mortgage coupon in excess of the coupon expected on the notional mortgage-related securities. The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other components inherent in our guarantee obligation. The process for estimating the related credit and other guarantee obligation components is described in the “Guarantee Obligation” section below. The valuation methodology for these single-family mortgage loans was enhanced during the three months ended June 30, 2009 to reflect delinquency status based on non-performing loan values from dealers and transition rates to default. Since the fair values of these loans are derived from observable prices with adjustments that may be significant, they are classified as Level 3 under the fair value hierarchy.

The fair value of multifamily mortgage loans is generally based on market prices obtained from a third-party pricing service provider for similar mortgages, adjusted for differences in contractual terms and the current credit risk profile for each loan. However, given the relative illiquidity in the marketplace for these loans, and differences in contractual terms, we classified these loans as Level 3 in the fair value hierarchy.

Investments in Securities

Investments in securities consist of mortgage-related and non-mortgage-related securities. Mortgage-related securities represent pass-throughs and other mortgage-related securities issued by us, Fannie Mae and Ginnie Mae, as well as non-agency mortgage-related securities. They are classified as available-for-sale or trading, and are already reflected at fair value on our GAAP consolidated balance sheets. Effective January 1, 2008, we elected the fair value option for selected mortgage-related securities that were classified as available-for-sale securities and available-for-sale securities identified as in the scope of interest income recognition analysis under the accounting standards for investments in beneficial interests in securitized financial assets. In conjunction with our adoption of the accounting standards on the fair value option for financial assets and financial liabilities, we reclassified these securities from available-for-sale securities to trading securities on our GAAP consolidated balance sheets and recorded the changes in fair value during the period for such securities to gains (losses) on investment activities as incurred.

The fair value of securities with readily available third-party market prices is generally based on market prices obtained from broker/dealers or third-party pricing service providers. Such fair values may be measured by using third-party quotes for similar instruments, adjusted for differences in contractual terms. Generally, these fair values are classified as Level 2 in the fair value hierarchy. For other securities, a market OAS approach based on observable market parameters is used to estimate fair value. OAS for certain securities are estimated by deriving the OAS for the most closely comparable security with an available market price, using proprietary interest-rate and prepayment models. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. Fair values for these securities are then estimated by using the estimated OAS as an input to the interest-rate and prepayment models and estimating the net present value of the projected cash flows. The remaining instruments are priced using other modeling techniques or by using other securities as proxies. These securities may be classified as Level 2 or 3 depending on the significance of the inputs that are not observable. In addition, the fair values of the retained interests in our PCs and Structured Securities reflect that they are considered to be of high credit quality due to our guarantee. Our exposure to credit losses on loans underlying

160	Freddie Mac

these securities is recorded within our reserve for guarantee losses on Participation Certificates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” in our 2008 Annual Report for additional information.

Certain available-for-sale mortgage-related securities whose fair value is determined by reference to prices obtained from broker/dealers or pricing services have been changed from a Level 2 classification to a Level 3 classification since the first quarter of 2008. Previously, these valuations relied on observed trades, as evidenced by both activity observed in the market, and similar prices obtained from multiple sources. In late 2007, however, the divergence among prices obtained from these sources increased, and became significant in the first quarter of 2008. This, combined with the observed significant reduction in transaction volumes and widening of credit spreads, led us to conclude that the prices received from pricing services and dealers were reflective of significant unobservable inputs. During the nine months ended September 30, 2009, our Level 3 assets increased because the market for non-agency CMBS continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. As a result, we observed more variability in the quotes received from dealers and third-party pricing services and transferred these amounts into Level 3. These transfers were primarily within non-agency CMBS where inputs that are significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs, as the markets have become significantly less active, requiring higher degrees of judgment to extrapolate fair values from limited market benchmarks.

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

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, and substantially all of our institutional credit risk arises from counterparties with investment-grade credit ratings of A or above.

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

REO, Net

For GAAP purposes, subsequent to acquisition REO is carried at the lower of its carrying amount or fair value less cost to sell. The subsequent fair value less cost to sell is a model-based estimated value based on relevant recent

161	Freddie Mac

historical factors, which are considered to be unobservable inputs. As a result REO is classified as Level 3 under the fair value hierarchy.

Low-Income Housing Tax Credit Partnerships Equity Investments

Our investments in LIHTC partnerships are reported as consolidated entities or equity method investments in the GAAP financial statements. We present the fair value of these investments in other assets on our consolidated fair value balance sheets. For the LIHTC partnerships, the fair value of expected tax benefits is estimated using expected cash flows discounted at current market yields for newly issued funds obtained by fund sponsors. Our investments in LIHTC partnerships are valued using unobservable inputs and as a result are classified as Level 3 under the fair value hierarchy.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 14.4 present our estimates of the fair value of our recorded financial assets and liabilities and off-balance sheet financial instruments at September 30, 2009 and December 31, 2008. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with GAAP fair value guidelines prescribed by the accounting standards for fair value measurements and disclosures and the accounting standards for financial instruments (FASB ASC 825-10-50-10).

To reflect changing market conditions, our revised outlook of future economic conditions and the changes in composition of our guarantee loan portfolio, we changed our methodology to value the guarantee obligation for fair value balance sheet purposes during the first quarter of 2009. To derive the fair value of our guarantee obligation, we use entry-pricing information for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but translates into a small portion of the overall fair value of the guarantee obligation). We use our internal credit models, which incorporates factors such as loan characteristics, expected losses and risk premiums without further adjustment for those guaranteed loans that would not qualify for purchase under current underwriting guidelines (used for less than a majority of the guaranteed loans, but translates into the vast majority of the overall fair value of the guarantee obligation). In addition, during the second quarter of 2009 we changed the valuation methodology of single-family mortgage loans that were never securitized to reflect delinquency status based on non-performing loan values from dealers and transition rates to default. During the third quarter of 2009 we enhanced our valuation methodology for multifamily mortgage loans and REO, net. For the valuation of our multifamily mortgage loans, we enhanced our process to consider the current credit risk profile for each loan to better reflect current market conditions. For the valuation of our single-family REO, net, we enhanced our process to incorporate relevant recent historical factors, using a model-based approach, that will more quickly respond to changing market conditions. During the third quarter of 2009, we adjusted certain inputs to our internal models resulting in an impact to our guarantee obligation valuation. We also enhanced our prepayment model to use state-level house price growth data and forecasts instead of national house price growth data.

162	Freddie Mac

Table 14.4 — Consolidated Fair Value Balance Sheets(1)

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$55.6	$55.6	$45.3	$45.3
Federal funds sold and securities purchased under agreements to resell	9.6	9.6	10.2	10.2
Investments in securities:
Available-for-sale, at fair value	402.7	402.7	458.9	458.9
Trading, at fair value	235.9	235.9	190.4	190.4

Total investments in securities	638.6	638.6	649.3	649.3
Mortgage loans	122.8	115.3	107.6	100.7
Derivative assets, net	0.2	0.2	1.0	1.0
Guarantee asset(3)	8.7	9.3	4.8	5.4
Other assets	31.1	33.0	32.8	34.1

Total assets	$866.6	$861.6	$851.0	$846.0

Liabilities
Total debt, net	$803.8	$823.9	$843.0	$870.6
Guarantee obligation	12.2	94.1	12.1	59.7
Derivative liabilities, net	0.9	0.9	2.3	2.3
Reserve for guarantee losses on Participation Certificates	28.6	—	14.9	—
Other liabilities	10.7	10.4	9.3	9.0

Total liabilities	856.2	929.3	881.6	941.6

Net assets attributable to stockholders
Senior preferred stockholders	51.7	51.7	14.8	14.8
Preferred stockholders	14.1	0.9	14.1	0.1
Common stockholders	(55.5)	(120.3)	(59.6)	(110.5)

Total net assets attributable to Freddie Mac	10.3	(67.7)	(30.7)	(95.6)
Noncontrolling interest	0.1	—	0.1	—

Total net assets	10.4	(67.7)	(30.6)	(95.6)

Total liabilities and net assets	$866.6	$861.6	$851.0	$846.0

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.
(3)	The fair value of our guarantee asset reported exceeds the carrying value primarily because the fair value includes our guarantee asset related to PCs that were issued prior to the implementation of the accounting standards for guarantees in 2003 and thus are not recognized on our GAAP consolidated balance sheets.

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

We report certain assets and liabilities that are not financial instruments (such as property and equipment and real estate owned), as well as certain financial instruments that are not covered by the disclosure requirements in the accounting standards for financial instruments (FASB ASC 825-10-50-8), such as pension liabilities, at their carrying amounts in accordance with GAAP on our consolidated fair value balance sheets. We believe these items do not have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred credit fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.

Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy

The following are valuation assumptions and methods for items not subject to the fair value hierarchy either because they are not measured at fair value other than on the fair value balance sheet or are only measured at fair value at inception.

Mortgage Loans

Mortgage loans consists of single-family and multifamily mortgage loans held in our mortgage-related investments portfolio, however only our population of held-for-investment single-family mortgage loans are not subject to the fair value hierarchy. For GAAP purposes, we must determine the fair value of our single-family mortgage loans to calculate

163	Freddie Mac

lower-of-cost-or-fair-value adjustments for mortgages classified as held-for-sale. For fair value balance sheet purposes, we use a similar approach when determining the fair value of mortgage loans, including those held-for-investment. The fair value of multifamily mortgage loans is generally based on market prices obtained from a reliable third-party pricing service provider for similar mortgages, considering the current credit risk profile for each loan, adjusted for differences in contractual terms.

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

The other categories of assets that comprise other assets are not financial instruments required to be valued at fair value under the accounting standards for financial instruments, such as property and equipment. For the majority of these non-financial instruments in other assets, we use the carrying amounts from our GAAP consolidated balance sheets as the reported values on our consolidated fair value balance sheets, without any adjustment. These assets represent an insignificant portion of our GAAP consolidated balance sheets. Certain non-financial assets in other assets on our GAAP consolidated balance sheets are assigned a zero value on our consolidated fair value balance sheets. This treatment is applied to deferred items such as deferred debt issuance costs.

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

164	Freddie Mac

includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/dealers, reliable third-party pricing service providers or direct market observations. We elected the fair value option for debt securities denominated in foreign currencies and certain other debt securities and reported them at fair value on our GAAP consolidated balance sheets.

Guarantee Obligation

We did not establish a guarantee obligation for GAAP purposes for PCs and Structured Securities that were issued through our guarantor swap program prior to adoption of the accounting standards for guarantees. In addition, after it is initially recorded at fair value the guarantee obligation is not subsequently carried at fair value for GAAP purposes. On our consolidated fair value balance sheets, the guarantee obligation reflects the fair value of our guarantee obligation on all PCs regardless of when they were issued. To derive the fair value of our guarantee obligation, we use entry-pricing information for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but translates into a small portion of the overall fair value of the guarantee obligation). We use our internal credit models, which incorporates factors such as loan characteristics, expected losses and risk premiums without further adjustment for those guaranteed loans that would not qualify for purchase under current underwriting guidelines (used for less than a majority of the guaranteed loans, but translates into the vast majority of the overall fair value of the guarantee obligation). For information concerning our valuation approach and accounting policies related to our guarantees of mortgage assets for GAAP purposes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 2: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” in our 2008 Annual Report.

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

Other Liabilities

Other liabilities principally consist of funding liabilities associated with investments in LIHTC partnerships, accrued interest payable on debt securities and other miscellaneous obligations of less than one year. We believe the carrying amount of these liabilities is a reasonable approximation of their fair value, except for funding liabilities associated with investments in LIHTC partnerships, for which fair value is estimated using expected cash flows discounted at our cost of funds. Furthermore, certain deferred items reported as other liabilities on our GAAP consolidated balance sheets are assigned zero value on our consolidated fair value balance sheets, such as deferred credit fees. Also, as discussed in “Other Assets,” other liabilities may include a deferred tax liability adjusted for fair value balance sheet purposes.

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries primarily represent preferred stock interests that third parties hold in our two majority-owned REIT subsidiaries. In accordance with GAAP, we consolidated the REITs. The preferred stock interests are not within the scope of disclosure requirements in the accounting standards for financial instruments. However, we present the fair value of these interests on our consolidated fair value balance sheets. Since

165	Freddie Mac

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

NOTE 15: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities. We primarily invest in and securitize single-family mortgage loans. However, we also invest in and securitize multifamily mortgage loans, which totaled $95.9 billion and $87.6 billion in unpaid principal balance as of September 30, 2009 and December 31, 2008, respectively. Approximately 29% and 30% of these loans related to properties located in the Northeast region of the U.S. and 26% and 25% of these loans related to properties located in the West region of the U.S. as of September 30, 2009 and December 31, 2008, respectively.

Table 15.1 summarizes the geographical concentration of single-family mortgages that are held by us or that underlie our issued PCs and Structured Securities, excluding $1.0 billion and $1.1 billion of mortgage-related securities issued by Ginnie Mae that back Structured Securities at September 30, 2009 and December 31, 2008, respectively, because these securities do not expose us to meaningful amounts of credit risk. See “NOTE 4: INVESTMENTS IN SECURITIES” for information about credit concentrations in other mortgage-related securities that we hold.

Table 15.1 — Concentrations of Credit Risk — Single-Family Loans(1)

	September 30, 2009		December 31, 2008
Single-Family Loans:	Amount(1)	Delinquency Rate(2)	Amount(1)	Delinquency Rate(2)
	(dollars in millions)
By Region(3)

West	$506,797	4.49%	$482,534	1.99%
Northeast	464,541	2.57	447,361	1.27
North Central	349,685	2.73	348,697	1.50
Southeast	340,828	4.71	339,347	2.60
Southwest	233,487	1.81	231,307	1.14

	$1,895,338	3.33%	$1,849,246	1.72%

By State

California	$279,194	5.01%	$259,050	2.27%
Florida	123,006	8.98	125,084	4.92
Arizona	51,938	6.21	52,245	2.83
Nevada	22,691	9.51	23,187	4.11
Michigan	59,967	3.02	61,243	1.61
All others	1,358,542	N/A	1,328,437	N/A

	$1,895,338	3.33%	$1,849,246	1.72%

(1)	Based on the unpaid principal balance of single-family mortgage loans held by us and those underlying our issued PCs and Structured Securities less Structured Securities backed by Ginnie Mae Certificates.
(2)	Based on the number of single-family mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities and long-term standby commitments may be reported on a different schedule due to variances in industry practice. Excludes loans underlying our Structured Transactions.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

Higher Risk Single-Family Mortgage Loans

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

Although we have not categorized single-family mortgage loans purchased or guaranteed as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk. For example, mortgage loans with higher LTV ratios have a higher risk of default, especially during housing and economic downturns, such as the one the U.S. has experienced for the past few years. In addition, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with

166	Freddie Mac

higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The industry has viewed those borrowers with credit scores below 620 based on the FICO scale as having a higher risk of default.

Additionally, although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan or both. In determining our exposure on loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit attributes and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. There are circumstances where loans with reduced documentation are not classified as Alt-A because we already own the credit risk on the loans or the loans fall within various programs which we believe support not classifying the loans as Alt-A. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

Presented below is a summary of the composition of single-family mortgage loans, with these and other higher-risk characteristics, that are held by us as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees.

Table 15.2 — Higher-Risk Single-Family Mortgage Loans

	Percentage of Single-Family
	Mortgage Portfolio(1)		Delinquency Rate(2)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Interest-only loans	7%	9%	15.52%	7.59%
Option ARM loans	1%	1%	15.55%	8.70%
Alt-A loans	8%	10%	10.94%	5.61%
Original LTV greater than 90%(3) loans	8%	8%	7.93%	4.76%
Lower FICO scores (less than 620)	4%	4%	12.90%	7.81%

(1)	Based on unpaid principal balance of the single-family loans held by us and underlying our PCs, Structured Securities, Structured Transactions and other mortgage-related guarantees.
(2)	Based on the number of mortgages 90 days or more delinquent or in foreclosure.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

During 2008 and continuing in the nine months ended September 30, 2009, an increasing percentage of our charge-offs and REO acquisition activity was associated with these higher-risk characteristic loans. The percentages in the table above are not exclusive. In other words, loans that are included in the interest-only loan category may also be included in the Alt-A loan category. Loans with a combination of these attributes will have an even higher risk of default than those with isolated characteristics.

We also own investments in non-agency mortgage-related securities that are backed by subprime, option ARM and Alt-A loans. We classified securities as subprime, option ARM or Alt-A if the securities were labeled as subprime, option ARM or Alt-A when sold to us. See “NOTE 4: INVESTMENTS IN SECURITIES” for further information on these investments.

Mortgage Lenders, or Seller/Servicers

A significant portion of our single-family mortgage purchase volume is generated from several large mortgage lenders, or seller/servicers, with whom we have entered into mortgage purchase volume commitments that provide for these customers to deliver us a specified dollar amount or minimum percentage of their total sales of conforming loans. Our top 10 single-family seller/servicers provided approximately 73% of our single-family purchase volume during the nine months ended September 30, 2009. Wells Fargo Bank, N.A. and Bank of America, N.A. accounted for 26% and 10%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2009. Our top seller/servicers are among the largest mortgage loan originators in the U.S. in the single-family market. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

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

167	Freddie Mac

benefits of our loss mitigation plans, or seller/servicers complete a lower percentage of the repurchases they are obligated to make. Either of these conditions could lead to default rates that exceed our current estimates and could cause our losses to be significantly higher than those estimated within our loan loss reserves.

Due to strain on the mortgage finance industry, the financial condition and performance of many of our seller/servicers have been adversely affected. Many institutions, some of which were our customers, have failed, been acquired, received assistance from the U.S. government, received multiple ratings downgrades or experienced liquidity constraints. In July 2008, IndyMac Bancorp, Inc., or IndyMac, announced that the FDIC had been made a conservator of the bank. In March 2009, we entered into an agreement with the FDIC with respect to the transfer of loan servicing from IndyMac to a third-party, under which we received an amount to partially recover our future losses from IndyMac’s repurchase obligations. After the FDIC’s rejection of Freddie Mac’s remaining claims in August 2009, we declined to pursue further collection efforts.

In September 2008, Lehman Brothers Holdings Inc., or Lehman, and its affiliates declared bankruptcy. Lehman and its affiliates service single-family loans for us. We have potential exposure to Lehman for servicing-related obligations due to us, including repurchase obligations. Lehman suspended its repurchases from us after declaring bankruptcy. On September 22, 2009, we filed proofs of claim in the Lehman bankruptcies, which included our claim for repurchase obligations.

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

In total, we received approximately $650 million associated with the IndyMac servicing transfer and the JPMorgan Chase agreement, which was initially recorded as a deferred obligation within other liabilities in our consolidated balance sheets. By September 30, 2009, $375 million of this amount was reclassified to our loan loss reserve and the remainder offset delinquent interest to partially offset losses as incurred on related loans covered by these agreements. In the case of IndyMac, the payment we received in the servicing transfer was significantly less than the amount of the claim we filed for existing and potential exposure to losses related to repurchase obligations, which, as discussed above, the FDIC has rejected.

On August 4, 2009, we notified Taylor, Bean & Whitaker Mortgage Corp., or TBW, that we had terminated its eligibility as a seller and servicer for us effective immediately. TBW accounted for approximately 2.3% and 5.2% of our single-family mortgage purchase volume activity for the nine months ended September 30, 2009 and the full-year 2008, respectively. On August 24, 2009, TBW filed for bankruptcy and announced its plan to wind down its operations. During August 2009, three companies began servicing the loans underlying our PCs that had been previously serviced by TBW. We estimate that the amount of net potential exposure to us related to the loan repurchase obligations of TBW is approximately $500 million as of September 30, 2009. We are currently assessing our other potential exposures to TBW and are working with the debtor in possession, the FDIC and other creditors to quantify these exposures. At this time, we are unable to estimate our total potential exposure related to TBW’s bankruptcy; however, the amount of additional losses related to such exposures could be significant.

The estimates of potential exposure to our counterparties are higher than our estimates for probable loss as we consider the range of possible outcomes as well as the passage of time, which can change the indicators of incurred, or probable losses. We also consider the estimated value of related mortgage servicing rights in determining our estimates of probable loss, which reduce our potential exposures. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of September 30, 2009 and December 31, 2008. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at September 30, 2009 and December 31, 2008; however, our actual losses may exceed our estimates.

During the nine months ended September 30, 2009, our top three multifamily lenders, Deutsche Bank Berkshire Mortgage, CBRE Melody & Company and Capmark Finance Inc. each accounted for more than 10% of our multifamily mortgage purchase volume, and represented approximately 46% of our multifamily purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the multifamily markets. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders. Capmark Finance Inc., which services 17.3% of the multifamily loans in our

168	Freddie Mac

mortgage-related investments portfolio, filed for bankruptcy on October 25, 2009. As of September 30, 2009, affiliates of Centerline Holding Company service 5.1% of the multifamily loans in our mortgage-related investments portfolio. Centerline Holding Company announced in its second quarter 2009 financial report that it was pursuing a restructuring plan with its debt holders due to adverse financial conditions. The majority of our multifamily loans are purchased on a non-recourse basis, which creates no direct obligation to our seller/servicers. Counterparty risk to these servicers is minimal and as of October 30, 2009, we have not incurred any losses. We continue to monitor the status of all our multifamily servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans in our mortgage-related investments portfolio as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. At September 30, 2009, these insurers provided coverage, with maximum loss limits of $63.4 billion, for $319.5 billion of unpaid principal balance in connection with our single-family mortgage portfolio, excluding mortgage loans backing Structured Transactions. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Residential Insurance Co. and Republic Mortgage Insurance each accounted for more than 10% and collectively represented approximately 94% of our overall mortgage insurance coverage at September 30, 2009. All of our mortgage insurance counterparties received credit rating downgrades during 2009, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. All our mortgage insurance counterparties are rated A– or below as of October 30, 2009, based on the S&P rating scale. On June 1, 2009, Triad Guaranty Insurance Corporation (or Triad) began paying valid claims 60% in cash and 40% in deferred payment obligations. Triad remains in voluntary run-off. MGIC has announced a plan to underwrite new business through a wholly-owned subsidiary. According to MGIC, this plan was driven by a concern that, in the future, it might not be able to meet regulatory capital requirements. We are currently in discussions with MGIC concerning its plans. Several other of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could threaten our ability to receive future claims payments, and negatively impact our access to mortgage insurance for high LTV loans. Further, one or more of these mortgage insurers, over the remainder of 2009 or in the first half of 2010, could lack sufficient capital and face suspension under Freddie Mac’s eligibility requirements for mortgage insurers. A reduction in the number of eligible mortgage insurers could further concentrate our exposure to the remaining insurers.

Bond Insurers

Bond insurance, including primary and secondary policies, is an additional credit enhancement covering non-agency securities held in our mortgage-related investments portfolio or non-mortgage-related investments held in our cash and other investments portfolio. Primary policies are owned by the securitization trust issuing securities we purchase, while secondary policies are acquired directly by us. At September 30, 2009, we had coverage, including secondary policies on securities, totaling $12.2 billion of unpaid principal balance of our investments in securities. At September 30, 2009, the top five of our bond insurers, Ambac Assurance Corporation, Financial Guaranty Insurance Company (or FGIC), MBIA Insurance Corp., Financial Security Assurance Inc. (or FSA) and National Public Finance Guarantee Corp. or (NPFGC), each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage. All of our bond insurers have had their credit rating downgraded by at least one major rating agency through October 30, 2009 and all are rated below AA based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

In March 2009, FGIC issued its 2008 financial statements, which expressed substantial doubt concerning its ability to operate as a going concern. Consequently, in April 2009, S&P withdrew its ratings of FGIC and discontinued coverage. In April 2009, SGI, a bond insurer for which we had $1.1 billion of exposure to unpaid principal balances on our investments in securities, announced that under an order from the New York State Insurance Department, it suspended payment of all claims in order to complete a comprehensive restructuring of its business. Consequently, S&P assigned an “R” rating, reflecting that the company is under regulatory supervision. During the second quarter of 2009, as part of its comprehensive restructuring, SGI pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain of the bonds owned by us, in exchange for a one-time cash payment of $113 million. We believe that, except for National Public Finance Guarantee Corp. and FSA, the remaining bond insurers lack sufficient ability to fully meet all of their expected lifetime claims paying obligations to us as they emerge.

169	Freddie Mac

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. If a monoline bond insurer fails to meet its obligations on securities in our mortgage-related investments portfolio, then the fair values of our securities would further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2008 and in the nine months of 2009 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 4: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

Securitization Trusts

Effective December 2007, we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally-recognized statistical rating organization. To the extent there is a loss related to an eligible investment for a trust, we, as the administrator, are responsible for making up that shortfall. As of September 30, 2009 and December 31, 2008, there were $17.4 billion and $11.6 billion, respectively, of cash and other non-mortgage assets in these trusts. As of September 30, 2009, these consisted of: (a) $10.0 billion of cash equivalents invested in six counterparties that had short-term credit ratings of A-1+ on S&P’s or equivalent scale, (b) $1.4 billion of cash deposited with the Federal Reserve Bank, and (c) $6.0 billion of securities sold under agreements to resell with one counterparty, which had a short-term S&P rating of A-1.

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps, after applying netting agreements and collateral, was $31 million and $181 million at September 30,

170	Freddie Mac

2009 and December 31, 2008, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on September 30, 2009, our maximum loss for accounting purposes would have been approximately $31 million. Two of our derivative counterparties each accounted for greater than 10% and collectively accounted for 85% of our net uncollateralized exposure, excluding commitments, at September 30, 2009. These counterparties were HSBC Bank USA and Bank of America, N.A., both of which were rated A+ or higher at October 30, 2009.

The total exposure on our OTC forward purchase and sale commitments of $85 million and $537 million at September 30, 2009 and December 31, 2008, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

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

Multifamily

In this segment, we primarily purchase multifamily mortgages and commercial mortgage-backed securities for investment, guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. These activities support our mission to supply financing for affordable rental housing. This segment also includes certain equity investments in various limited partnerships that sponsor low- and moderate-income multifamily rental apartments, that provide LIHTCs to their equity investors. Also included is the

171	Freddie Mac

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

172	Freddie Mac

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

•	Derivative and debt-related adjustments:

•	Fair value adjustments on derivative positions, recorded pursuant to GAAP, are not recognized in Segment Earnings as these positions economically hedge the volatility in fair value of our investment activities and debt financing that are not recognized in GAAP earnings.

•	Payments or receipts to terminate derivative positions are amortized prospectively into Segment Earnings on a straight-line basis over the associated term of the derivative instrument.

•	The accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships is reclassified from derivative gains (losses) into net interest income for Segment Earnings as the interest component of the derivative is used to economically hedge the interest associated with the debt.

•	Payments of up-front premiums (e.g., payments made to third parties related to purchased swaptions) are amortized prospectively on a straight-line basis into Segment Earnings over the contractual life of the instrument. The up-front payments, primarily for option premiums, are amortized to reflect the periodic cost associated with the protection provided by the option contract.

•	Foreign-currency translation gains and losses as well as the unrealized fair value adjustments associated with certain U.S. dollar denominated debt and foreign-currency denominated debt for which we elected the fair value option along with the foreign currency derivatives gains and losses are excluded from Segment Earnings because the fair value adjustments on the foreign-currency swaps that we use to manage foreign-currency exposure are also excluded through the fair value adjustment on derivative positions as described above as the foreign currency exposure is economically hedged.

•	Investment sales, debt retirements and fair value-related adjustments:

•	Gains and losses on investment sales and debt retirements that are recognized at the time of the transaction pursuant to GAAP are not immediately recognized in Segment Earnings. Gains and losses on securities sold out of our mortgage-related investments portfolio and cash and other investments portfolio are amortized prospectively into Segment Earnings on a straight-line basis over five years and three years, respectively. Gains and losses on debt retirements are amortized prospectively into Segment Earnings on a straight-line basis over the original terms of the repurchased debt.

•	Trading losses or impairments that reflect expected or realized credit losses are realized immediately pursuant to GAAP and in Segment Earnings since they are not economically hedged. Fair value adjustments to trading securities related to investments that are economically hedged are not included in Segment Earnings. Similarly, impairment on LIHTC partnership investments and impairments on securities we intend to sell or more likely than not will be required to sell prior to the anticipated recovery and non-credit related impairments on securities recorded in our GAAP results in AOCI as well as GAAP-basis accretion income that may result from impairment adjustments are not included in Segment Earnings.

•	Fully taxable-equivalent adjustment:

•	Interest income generated from tax-exempt investments is adjusted in Segment Earnings to reflect its equivalent yield on a fully taxable basis.

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

173	Freddie Mac

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

While both GAAP-basis results and Segment Earnings include a provision for credit losses determined in accordance with the accounting standards for contingencies, GAAP-basis results also include, as noted above, measures of future cash flows (the guarantee asset) that are recorded at fair value and, therefore, are subject to significant adjustment from period-to-period as market conditions, such as interest rates, change. Over the longer-term, Segment Earnings and GAAP-basis results both capture the aggregate cash flows associated with our guarantee-related activities. Although Segment Earnings differs significantly from, and should not be used as a substitute for GAAP-basis results, we believe that excluding the impact of changes in the fair value of expected future cash flows from our Segment Earnings provides a meaningful measure of performance for a given period as well as trends in performance over multiple periods because it more closely aligns with how we manage and evaluate the performance of the credit guarantee business.

174	Freddie Mac

In the third quarter of 2009, we reclassified our investments in commercial mortgage-backed securities and all related income and expenses from the Investments segment to the Multifamily segment. This reclassification better aligns the financial results related to these securities with management responsibilities. Prior periods have been reclassified to conform to the current presentation.

Reconciliation of Segment Earnings to GAAP Net Income (Loss)

Table 16.1 reconciles Segment Earnings to GAAP net income (loss).

Table 16.1 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)

Segment Earnings, net of taxes:
Investments	$(4)	$(1,177)	$(1,523)	$(389)
Single-family Guarantee	(4,292)	(3,501)	(13,329)	(5,347)
Multifamily	99	193	394	527
All Other	(18)	(6)	(26)	134

Total Segment Earnings (loss), net of taxes	(4,215)	(4,491)	(14,484)	(5,075)

Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	(1,443)	(1,292)	2,915	(1,959)
Credit guarantee-related adjustments	734	(1,076)	1,690	568
Investment sales, debt retirements and fair value-related adjustments	2,351	(7,717)	3,279	(9,288)
Fully taxable-equivalent adjustments	(96)	(103)	(294)	(318)

Total pre-tax adjustments	1,546	(10,188)	7,590	(10,997)
Tax-related adjustments(1)	(2,343)	(10,616)	(7,201)	(10,195)

Total reconciling items, net of taxes	(797)	(20,804)	389	(21,192)

Net income (loss) attributable to Freddie Mac	$(5,012)	$(25,295)	$(14,095)	$(26,267)

(1)	Includes a non-cash charge, related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $1.9 billion and $4.7 billion that is not included in Segment Earnings for the three and nine months ended September 30, 2009, respectively, as well as $14.3 billion for both the three and nine months ended September 30, 2008.

175	Freddie Mac

Table 16.2 presents certain financial information for our reportable segments and All Other.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended September 30, 2009
									Income Tax Provision			Less:
		Non-Interest Income (Loss)			Non-Interest Expense					Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,282	$—	$—	$(1,149)	$(130)	$—	$—	$(9)	$—	$2	$(4)	$—	$(4)
Single-family Guarantee	35	898	—	87	(222)	(7,469)	98	(31)	—	2,312	(4,292)	—	(4,292)
Multifamily	224	22	(117)	(52)	(57)	(88)	(2)	(6)	148	26	98	1	99
All Other	—	—	—	7	(24)	—	—	(5)	—	4	(18)	—	(18)

Total Segment Earnings (loss), net of taxes	1,541	920	(117)	(1,107)	(433)	(7,557)	96	(51)	148	2,344	(4,216)	1	(4,215)
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	1,443	—	—	(2,886)	—	—	—	—	—	—	(1,443)	—	(1,443)
Credit guarantee-related adjustments	57	(177)	—	1,543	—	(112)	—	(577)	—	—	734	—	734
Investment sales, debt retirements and fair value-related adjustments	322	—	(362)	2,391	—	—	—	—	—	—	2,351	—	2,351
Fully taxable-equivalent adjustments	(96)	—	—	—	—	—	—	—	—	—	(96)	—	(96)
Reclassifications(1)	1,195	57	—	(1,344)	—	92	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(2,343)	(2,343)	—	(2,343)

Total reconciling items, net of taxes	2,921	(120)	(362)	(296)	—	(20)	—	(577)	—	(2,343)	(797)	—	(797)

Total per consolidated statements of operations	$4,462	$800	$(479)	$(1,403)	$(433)	$(7,577)	$96	$(628)	$148	$1	$(5,013)	$1	$(5,012)

	Nine Months Ended September 30, 2009
									Income Tax Provision			Less:
		Non-Interest Income (Loss)			Non-Interest Expense					Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$5,589	$—	$—	$(7,539)	$(369)	$—	$—	$(24)	$—	$820	$(1,523)	$—	$(1,523)
Single-family Guarantee	88	2,762	—	258	(628)	(22,695)	(209)	(83)	—	7,178	(13,329)	—	(13,329)
Multifamily	615	65	(390)	(44)	(158)	(145)	(10)	(18)	447	30	392	2	394
All Other	—	—	—	14	(33)	—	—	(3)	—	(4)	(26)	—	(26)

Total Segment Earnings (loss), net of taxes	6,292	2,827	(390)	(7,311)	(1,188)	(22,840)	(219)	(128)	447	8,024	(14,486)	2	(14,484)
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	2,018	—	—	897	—	—	—	—	—	—	2,915	—	2,915
Credit guarantee-related adjustments	142	(712)	—	5,123	—	1,023	—	(3,886)	—	—	1,690	—	1,690
Investment sales, debt retirements and fair value-related adjustments	1,336	—	(362)	2,305	—	—	—	—	—	—	3,279	—	3,279
Fully taxable-equivalent adjustments	(294)	—	—	—	—	—	—	—	—	—	(294)	—	(294)
Reclassifications(1)	3,082	175	—	(3,507)	—	250	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(7,201)	(7,201)	—	(7,201)

Total reconciling items, net of taxes	6,284	(537)	(362)	4,818	—	1,273	—	(3,886)	—	(7,201)	389	—	389

Total per consolidated statements of operations	$12,576	$2,290	$(752)	$(2,493)	$(1,188)	$(21,567)	$(219)	$(4,014)	$447	$823	$(14,097)	$2	$(14,095)

176	Freddie Mac

	Three Months Ended September 30, 2008
									Income Tax Provision			Less:
		Non-Interest Income (Loss)			Non-Interest Expense					Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,253	$—	$—	$(1,871)	$(104)	$—	$—	$(1,089)	$—	$634	$(1,177)	$—	$(1,177)
Single-family Guarantee	52	883	—	94	(164)	(5,899)	(333)	(20)	—	1,886	(3,501)	—	(3,501)
Multifamily	210	20	(121)	16	(37)	(14)	—	(4)	147	(24)	193	—	193
All Other	—	—	—	(3)	(3)	—	—	(3)	—	3	(6)	—	(6)

Total Segment Earnings (loss), net of taxes	1,515	903	(121)	(1,764)	(308)	(5,913)	(333)	(1,116)	147	2,499	(4,491)	—	(4,491)
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	8	—	—	(1,300)	—	—	—	—	—	—	(1,292)	—	(1,292)
Credit guarantee-related adjustments	20	(124)	—	(834)	—	169	—	(307)	—	—	(1,076)	—	(1,076)
Investment sales, debt retirements and fair value-related adjustments	140	—	—	(7,857)	—	—	—	—	—	—	(7,717)	—	(7,717)
Fully taxable-equivalent adjustments	(103)	—	—	—	—	—	—	—	—	—	(103)	—	(103)
Reclassifications(1)	264	53	—	(359)	—	42	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(10,616)	(10,616)	—	(10,616)

Total reconciling items, net of taxes	329	(71)	—	(10,350)	—	211	—	(307)	—	(10,616)	(20,804)	—	(20,804)

Total per consolidated statements of operations	$1,844	$832	$(121)	$(12,114)	$(308)	$(5,702)	$(333)	$(1,423)	$147	$(8,117)	$(25,295)	$—	$(25,295)

	Nine Months Ended September 30, 2008
									Income Tax Provision			Less:
		Non-Interest Income (Loss)			Non-Interest Expense					Income		Net (Income)
		Management		Other		Provision	REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	and Guarantee	LIHTC	Non-Interest	Administrative	for Credit	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Income	Partnerships	Income (Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$2,852	$—	$—	$(1,981)	$(365)	$—	$—	$(1,105)	$—	$210	$(389)	$—	$(389)
Single-family Guarantee	187	2,618	—	301	(580)	(9,878)	(806)	(68)	—	2,879	(5,347)	—	(5,347)
Multifamily	564	54	(346)	31	(135)	(30)	—	(15)	445	(42)	526	1	527
All Other	—	—	—	(2)	(29)	—	—	(15)	—	185	139	(5)	134

Total Segment Earnings (loss), net of taxes	3,603	2,672	(346)	(1,651)	(1,109)	(9,908)	(806)	(1,203)	445	3,232	(5,071)	(4)	(5,075)
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	(484)	—	—	(1,475)	—	—	—	—	—	—	(1,959)	—	(1,959)
Credit guarantee-related adjustments	50	(441)	—	1,224	—	321	—	(586)	—	—	568	—	568
Investment sales, debt retirements and fair value-related adjustments	316	—	—	(9,604)	—	—	—	—	—	—	(9,288)	—	(9,288)
Fully taxable-equivalent adjustments	(318)	—	—	—	—	—	—	—	—	—	(318)	—	(318)
Reclassifications(1)	1,004	147	—	(1,259)	—	108	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(10,195)	(10,195)	—	(10,195)

Total reconciling items, net of taxes	568	(294)	—	(11,114)	—	429	—	(586)	—	(10,195)	(21,192)	—	(21,192)

Total per consolidated statements of operations	$4,171	$2,378	$(346)	$(12,765)	$(1,109)	$(9,479)	$(806)	$(1,789)	$445	$(6,963)	$(26,263)	$(4)	$(26,267)

(1)	Includes the reclassification of: (a) the accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships from other non-interest income (loss) to net interest income within the Investments segment; (b) implied management and guarantee fees from net interest income to other non-interest income (loss) within our Single-family Guarantee and Multifamily segments; (c) net buy-up and buy-down fees from management and guarantee income to net interest income within the Investments segment; (d) interest income foregone on impaired loans from net interest income to provision for credit losses within our Single-family Guarantee segment; and (e) certain hedged interest benefit (cost) amounts related to trust management income from other non-interest income (loss) to net interest income within our Investments segment.
(2)	Includes a non-cash charge, related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $1.9 billion and $4.7 billion that is not included in Segment Earnings for the three and nine months ended September 30, 2009, respectively, as well as $14.3 billion for both the three and nine months ended September 30, 2008.

177	Freddie Mac

NOTE 17: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares, but are not obligated to participate in undistributed net losses. Consequently, in accordance with accounting for earnings per share regarding participating securities we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the three and nine months ended September 30, 2009 includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Conservatorship and Related Developments” for further information. On January 1, 2009, we adopted an amendment to accounting for earnings per share, which had no significant impact on our earnings (loss) per share.

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

Table 17.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in millions, except per share amounts)

Net income (loss) attributable to Freddie Mac	$(5,012)	$(25,295)	$(14,095)	$(26,267)
Preferred stock dividends(1)	(1,293)	(6)	(2,813)	(509)
Amount allocated to participating security option holders(2)	—	—	—	(1)

Net loss attributable to common stockholders	$(6,305)	$(25,301)	$(16,908)	$(26,777)

Weighted average common shares outstanding — basic (in thousands)(3)	3,253,172	1,301,430	3,254,261	866,472
Dilutive potential common shares (in thousands)	—	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,253,172	1,301,430	3,254,261	866,472

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	7,014	11,462	7,765	10,611
Basic earnings (loss) per common share	$(1.94)	$(19.44)	$(5.20)	$(30.90)
Diluted earnings (loss) per common share	$(1.94)	$(19.44)	$(5.20)	$(30.90)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding during the three and nine months ended September 30, 2009.
(2)	Represents distributed earnings during periods of net losses. Effective January 1, 2009, we adopted an amendment to the accounting standards for earnings per share and began including distributed and undistributed earnings associated with unvested stock awards, net of amounts included in compensation expense associated with these awards.
(3)	Includes the weighted average number of shares during the three and nine months ended September 30, 2009 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $.00001 per share.

178	Freddie Mac

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

In February 1997, we formed two majority-owned REIT subsidiaries funded through the issuance of common stock (99.9% of which is held by us) and a total of $4.0 billion of perpetual, step-down preferred stock issued to third party investors. The dividend rate on the step-down preferred stock was 13.3% from initial issuance through December 2006 (the initial term). Beginning in 2007, the dividend rate on the step-down preferred stock was reduced to 1.0%. Dividends on this preferred stock accrue in arrears. The balance of the two step-down preferred stock issuances as recorded within noncontrolling interest on our consolidated balance sheets totaled $88 million and $89 million at September 30, 2009 and December 31, 2008, respectively. The preferred stock continues to be redeemable by the REITs under certain circumstances described in the preferred stock offering documents as a “tax event redemption.”

On September 19, 2008, the Director of FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the step-down preferred stock of the REITs until FHFA directs otherwise. With regard to dividends on the step-down preferred stock of the REITs held by third parties, there were $8 million of dividends in arrears as of September 30, 2009.

179	Freddie Mac

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

During the three months ended September 30, 2009, no stock options were granted or exercised under our Employee Plans or Directors’ Plan. Under our ESPP, no options to purchase shares of common stock were exercised and no options to purchase shares of common stock were granted during the three months ended September 30, 2009. Further, for the three months ended September 30, 2009, under the Employee Plans and Directors’ Plan, no restricted stock units were granted and restrictions lapsed on 46,054 restricted stock units.

See “NOTE 11: STOCK-BASED COMPENSATION” in our 2008 Annual Report for more information.

Dividend Restrictions

Our payment of dividends is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividend Restrictions” in our 2008 Annual Report. Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of September 30, 2009. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock. On September 30, 2009, we paid dividends of $1.3 billion in cash on the senior preferred stock at the direction of the Conservator. We did not declare or pay dividends on any other series of preferred stock outstanding during the three months ended September 30, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended September 30, 2009. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

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

180	Freddie Mac

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

The website address for disclosure about our debt securities is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities (other than discount notes).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 19, 2008, the Director of FHFA, acting as Conservator of Freddie Mac, advised the company of FHFA’s determination that no further preferred stock dividends should be paid by Freddie Mac’s REIT subsidiaries, Home Ownership Funding Corporation and Home Ownership Funding Corporation II. FHFA specifically directed Freddie Mac (as the controlling shareholder of both companies) and the boards of directors of both companies not to declare or pay any dividends on the Step-Down Preferred Stock of the REITs until FHFA directs otherwise. As a result, these companies are in arrears in the payment of dividends with respect to the preferred stock. As of the date of the filing of this report, the total arrearage with respect to such preferred stock held by third parties was $8 million. For more information, see “NOTE 18: NONCONTROLLING INTERESTS” to our consolidated financial statements.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

181	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: November 6, 2009

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer

Date: November 6, 2009

182	Freddie Mac

GLOSSARY

The Glossary includes acronyms, accounting pronouncements and defined terms that are used throughout this Form 10-Q.

Acronyms
AMT	Alternative Minimum Tax
AOCI	Accumulated other comprehensive income (loss), net of taxes
ARB	Accounting Research Bulletin
ASC	Accounting Standards Codification
EITF	Emerging Issues Task Force of FASB
Euribor	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FIN	Financial Interpretation Number
FSP	FASB Staff Position
GAAP	Generally accepted accounting principles
IRR	Internal Rate of Return
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NYSE	New York Stock Exchange
OTC	Over-the-counter
REIT	Real estate investment trust
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOP	Statement of Position
VA	Department of Veteran Affairs

FASB Accounting Standards Codification

FASB ASC Reference	Description	Pre-Codification Standards

FASB ASC 105-10-65-1	General Accepted Accounting Principles (Overall > Transition and Open Effective Date Information — General > Transition Related to FASB Statement No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles)	SFAS 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles”

FASB ASC 260-10-45	Earnings per Share (Overall > Other Presentation Matters — General > Special Issues Affecting Basic and Diluted EPS >> Participating Securities and the Two-Class Method)	EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”

FASB ASC 310-30	Receivables (Loans and Debt Securities Acquired with Deteriorated Credit Quality)	SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”

FASB ASC 320-10-35	Investments — Debt and Equity Securities (Overall > Subsequent Measurement — General > Impairment of Individual Available-for-Sale and Held-to-Maturity Securities)	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

FASB ASC 320-10-65-1	Investments — Debt and Equity Securities (Overall > Transition and Open Effective Date Information — General > Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments)	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

FASB ASC 325-40	Investment-Other (Beneficial Interests in Securitized Financial Assets)	EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”

FASB ASC 325-40-15-3	Investment-Other (Beneficial Interests in Securitized Financial Assets > Scope and Scope Exceptions — General > Instruments)	EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”

FASB ASC 450-20-25-2	Contingencies (Loss Contingencies > Recognition — General > General Rule)	SFAS 5, “Accounting for Contingencies”

183	Freddie Mac

FASB ASC Reference	Description	Pre-Codification Standards

FASB ASC 460-10	Guarantees (Overall)	FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34”

FASB ASC 605-25-65-1	Revenue Recognition (Multiple-Element Arrangements > Transition and Open Effective Date Information — General > Transition Related to Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements)	N/A

FASB ASC 740-10-25	Income Taxes (Overall > Recognition)	SFAS 109, “Accounting for Income Taxes”

FASB ASC 810-10-15-12	Consolidation (Overall > Scope and Scope Exceptions — General > Entities)	FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51”

FASB ASC 810-10-65-1	Consolidation (Overall > Transition and Open Effective Date Information — General > Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51)	SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”

FASB ASC 815-10-15	Derivatives and Hedging (Overall > Scope and Scope Exceptions)	SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”

FASB ASC 815-10-35-2	Derivatives and Hedging (Overall > Subsequent Measurement — General)	SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”

FASB ASC 815-10-65-1	Derivatives and Hedging (Overall >Transition and Open Effective Date Information — General > Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133)	SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”

FASB ASC 815-15-25-4	Derivatives and Hedging (Embedded Derivatives > Recognition — General > Fair Value Election for Hybrid Financial Instruments)	SFAS 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”

FASB ASC 815-20-25	Derivatives and Hedging (Hedging — General > Recognition)	SFAS 133,“Accounting for Derivative Instruments and Hedging Activities”

FASB ASC 820-10	Fair Value Measurements and Disclosures (Overall)	SFAS 157, “Fair Value Measurements”

FASB ASC 820-10-65-4	Fair Value Measurements and Disclosures (Overall > Transition and Open Effective Date Information — General > Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly)	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

FASB ASC 820-10-65-5	Fair Value Measurements and Disclosures (Overall > Transaction and Open Effective Date Information — General > Transition Related to Accounting Standards Update 2009-05, Measuring Liabilities under Topic 820	N/A

FASB ASC 825-10-15-4	Financial Instruments (Overall > Scope and Scope Exceptions — Fair Value Option > Instruments)	SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of FASB Statement No. 115”

FASB ASC 825-10-50-8	Financial Instruments (Overall > Disclosure — General > Applicability of this Subsection >> Transactions)	SFAS 107, “Disclosures about Fair Value of Financial Instruments”

FASB ASC 825-10-50-10	Financial Instruments (Overall > Disclosure — General > Fair Value of Financial Instruments)	SFAS 107, “Disclosures about Fair Value of Financial Instruments”

FASB ASC 855-10	Subsequent Events (Overall)	SFAS 165, “Subsequent Events”

FASB ASC 860	Transfers and Servicing	SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement No. 125”

Accounting Pronouncements
SFAS 166	Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140
SFAS 167	Amendments to FASB Interpretation No. 46(R)

184	Freddie Mac

Defined Terms

Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.

Alt-A loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan or both. In determining our Alt-A exposure on loans underlying our single-family mortgage portfolio, we classify mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit attributes and expected performance characteristics at acquisition, which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. There are circumstances where loans with reduced documentation are not classified as Alt-A because we already own the credit risk on the loans or the loans fall within various programs which we believe support not classifying the loans as Alt-A. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

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

Conforming loan/Conforming loan limit — A conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is a dollar amount cap on the size of the original principal balance of single-family mortgage loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that conforming loan limits do not decrease from year-to-year. For 2006 to 2009, the base conforming loan limit for a one-unit single-family residence was set at $417,000 with higher limits in certain “high-cost” areas.

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

185	Freddie Mac

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

Fannie Mae — Federal National Mortgage Association.

Federal Housing Finance Agency (FHFA) — FHFA is an independent agency of the federal government established by the Reform Act with responsibility for regulating Freddie Mac, Fannie Mae and the FHLBs.

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

Foreclosure transfer — Refers to our completion of a transaction provided for by the foreclosure laws of the applicable state, in which a delinquent borrower’s ownership interest in a mortgaged property is terminated and title to the property is transferred to us or to a third party. State foreclosure laws commonly refer to such transactions as foreclosure sales, sheriff’s sales, or trustee’s sales, among other terms. When we, as mortgage holder, acquire a property in this manner, we pay for it by extinguishing some or all of the mortgage debt.

Ginnie Mae — Government National Mortgage Association.

Government sponsored enterprises (GSEs) — Refers to certain legal entities created by the government, including Freddie Mac, Fannie Mae and the FHLBs.

Guarantee fee — The fee that we receive for guaranteeing the timely payment of principal and interest to mortgage security investors.

Higher-priced mortgage loan (HPML) — Refers to a mortgage loan meeting the criteria within the Federal Reserve Board’s Regulation Z. This regulation classifies loans as HPML if the annual percentage rate, or APR, of the first-lien loan is at least 1.5% higher than the average prime offer rate, or APOR, of comparable loans at the date the interest rate on the loan is set, or locked. Second lien loans are deemed HPML if the corresponding interest rate is at least 3.5% higher than the APOR. The APOR is calculated and published by the FRB on a weekly basis.

Home Affordable Modification Program (HAMP) — Refers to the effort under the MHA Program to help mortgage borrowers that are either delinquent or at risk of imminent default. HAMP requires servicers to follow specified guidelines offering a consistent regime to modify a mortgage loan. Under HAMP, we offer loan modifications to financially struggling homeowners that reduce their monthly principal and interest payments on their mortgages.

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

186	Freddie Mac

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

Loan-to-value ratio (LTV) — The ratio of the unpaid principal amount of a mortgage loan to the value of the property that serves as collateral for the loan, expressed as a percentage. Loans with high LTV ratios generally tend to have a higher risk of default and, if a default occurs, a greater risk that the amount of the gross loss will be high compared to loans with lower LTV ratios. We report LTV ratios based solely on the amount of a loan purchased or guaranteed by us, generally excluding any second lien mortgages.

Mandatory target capital surplus — A surplus over our statutory minimum capital requirement imposed by FHFA. The mandatory target capital surplus, established in January 2004, was originally 30% and subsequently reduced to 20% in March 2008. As announced by FHFA on October 9, 2008, this capital requirement will not be binding during the term of conservatorship.

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

Mortgage-to-debt option-adjusted spread (OAS) — The net option-adjusted spread between the mortgage and agency debt sectors. This is an important factor in determining the expected level of net interest yield on a new mortgage asset. Higher mortgage-to-debt OAS means that a newly purchased mortgage asset is expected to provide a greater return relative to the cost of the debt issued to fund the purchase of the asset and, therefore, a higher net interest yield. Mortgage-to-debt OAS tends to be higher when there is weak demand for mortgage assets and lower when there is strong demand for mortgage assets.

Multifamily mortgage — A mortgage loan secured by a property with five or more residential rental units.

Net worth — The amount by which our total assets exceed our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP. With our adoption of an amendment to the accounting standards for consolidation regarding noncontrolling interests in consolidated financial statements on January 1, 2009, our net worth is now equal to our total equity (deficit).

Office of Federal Housing Enterprise Oversight (OFHEO) — Our safety and soundness regulator prior to FHFA’s establishment under the Reform Act.

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

187	Freddie Mac

unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance.

Participation Certificates (PCs) — Securities that we issue as part of a securitization transaction. Typically we purchase mortgage loans from parties who sell mortgage loans, place a pool of loans into a PC trust and issue PCs from that trust. The PC trust agreement includes a guarantee that we will supplement the mortgage payments received by the PC trust in order to make timely payments of interest and scheduled payments of principal to fixed-rate PC holders and timely payments of interest and ultimate payment of principal to adjustable-rate PC holders. The PCs are generally transferred to the seller of the mortgage loans in consideration of the loans or are sold to outside third party investors if we purchased the mortgage loans for cash.

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

Qualifying Special Purpose Entity (QSPE) — A term used in the accounting standards on transfer and servicing of financial assets to describe a particular trust or other legal vehicle that is demonstrably distinct from the transferor, has significantly limited permitted activities and may only hold certain types of assets, such as passive financial assets. The securitization trusts that are used for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities are QSPEs. Generally, the trusts’ classification as QSPEs exempts them from the scope of previous accounting guidance on consolidations and therefore they are not recorded on our consolidated balance sheets.

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

Reform Act — The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 by establishing a single regulator, FHFA, for Freddie Mac, Fannie Mae and the FHLBs.

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

Single-family mortgage portfolio— Consists of single-family loans held in our mortgage-related investments portfolio as well as those underlying PCs, Structured Securities and other mortgage-related guarantees we have issued, and exclude certain Structured Transactions and that portion of our Structured Securities that are backed by Ginnie Mae Certificates.

Spread — The difference between the yields of two debt securities, or the difference between the yield of a debt security and a benchmark yield, such as LIBOR.

Strips — Mortgage pass-through securities created by separating the principal and interest payments on a pool of mortgage loans. A principal-only strip entitles the security holder to principal cash flows, but no interest cash flows,

188	Freddie Mac

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

189	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

3.1
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated October 9, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on October 9, 2009)

10.1
Memorandum Agreement, dated July 20, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)*

10.2
Recapture Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)*

10.3
Memorandum Agreement, dated August 13, 2009, between Freddie Mac and Bruce M. Witherell (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 18, 2009)*

10.4
Recapture Agreement, dated August 17, 2009, between Freddie Mac and Bruce M. Witherell (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on August 18, 2009)*

10.5
Memorandum Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)*

10.6
Recapture Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)*

10.7	Restrictive Covenant and Confidentiality Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr.*
10.8	Restrictive Covenant and Confidentiality Agreement, dated August 18, 2009, between Freddie Mac and Bruce M. Witherell*
10.9	Restrictive Covenant and Confidentiality Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari*
10.10	Form of Restrictive Covenant and Confidentiality Agreement between Freddie Mac and each of Paul G. George and Robert E. Bostrom*
10.11	Officer Severance Policy, dated August 17, 2009*
10.12	PC Master Trust Agreement dated September 25, 2009
10.13
Memorandum of Understanding Among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2009)

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	This exhibit is a management contract or compensatory plan or arrangement.

190	Freddie Mac