Form 10-K
period 2009-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2010-02-24
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer (Do not check if a smaller reporting company) ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $401.9 million.

As of February 11, 2010, there were 648,377,977 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (Items 10, 11, 12, 13 and 14) will be filed in an amendment to this annual report on Form 10-K on or before April 30, 2010.

i	Freddie Mac

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ii	Freddie Mac

PART I

Throughout PART I of this Form 10-K, we use certain acronyms and terms which are defined in the Glossary.

ITEM 1. BUSINESS

Our Business and Statutory Mission

Freddie Mac was chartered by Congress in 1970 with a public mission to stabilize the nation’s residential mortgage markets and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities by issuing Structured Securities to third-party investors. We guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as assets on our consolidated balance sheets in this Form 10-K. However, effective January 1, 2010, we will prospectively recognize on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as mortgage loans held-for investment by consolidated trusts, at amortized cost. Correspondingly, we will also prospectively recognize single-family PCs and certain Structured Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements — Accounting for Transfers of Financial Assets and Consolidation of VIEs” to our consolidated financial statements for additional information regarding these changes and a description of how these changes are expected to impact our results and financial statement presentation.

We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities.

We are focused on meeting the urgent liquidity needs of the U.S. residential mortgage market, lowering costs for borrowers and supporting the recovery of the housing market and U.S. economy. By continuing to provide access to funding for mortgage originators and, indirectly, for mortgage borrowers, and through our role in the Obama Administration’s initiatives, including the MHA Program, we are working to meet the needs of the mortgage market by making home ownership and rental housing more affordable, reducing the number of foreclosures and helping families keep their homes. For more information, see “MD&A — EXECUTIVE SUMMARY — MHA Program.”

Conservatorship

We continue to operate under the direction of FHFA as our Conservator. We are subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, our Purchase Agreement with Treasury. The conservatorship and related developments have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition and results of operations. There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. Our future structure and role are currently being considered by the President and Congress. We have no ability to predict the outcome of these deliberations. However, we are not aware of any immediate plans of our Conservator to significantly change our business structure in the near-term. For information on the conservatorship and the Purchase Agreement, see “Conservatorship and Related Developments.”

Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives. In this regard, we are focused on serving our mission, helping families keep their homes and stabilizing the economy by playing a vital role in the Obama Administration’s housing programs. However, these changes to our business objectives and strategies may not contribute to our profitability. Some of these changes increase our expenses, while others require us to forego revenue opportunities in the near-term. In addition, the objectives set forth for us under our charter and by our Conservator, as well as the restrictions on our business under the Purchase Agreement, may adversely impact our financial results, including our segment results. For example, our current business objectives reflect, in part, direction given us by the Conservator. These efforts are expected to help homeowners and the mortgage market and may help

1	Freddie Mac

to mitigate our credit losses. However, some of our activities are expected to have an adverse impact on our near and long-term financial results. The Conservator and Treasury also did not authorize us to engage in certain business activities and transactions, including the sale of certain assets, which we believe may have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds under the Purchase Agreement.

On February 18, 2010, we received a letter from the Acting Director of FHFA stating that FHFA has determined that any sale of the LIHTC investments by Freddie Mac would require Treasury’s consent under the terms of the Purchase Agreement. The letter further stated that FHFA had presented other options for Treasury to consider, including allowing Freddie Mac to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. However, after further consultation with Treasury and consistent with the terms of the Purchase Agreement, the Acting Director informed us we may not sell or transfer the assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, resulting in a loss of $3.4 billion. This write-down reduces our net worth at December 31, 2009 and, as such, increases the likelihood that we will require additional draws from Treasury under the Purchase Agreement and, as a consequence, increases the likelihood that our dividend obligation on the senior preferred stock will increase. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information.

For more information on our current business objectives and the effect of conservatorship on our business, see “MD&A — EXECUTIVE SUMMARY — Business Objectives.”

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director also stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship. This could have an adverse effect on our business and profitability in future periods. See “Conservatorship and Related Developments” for information on the purpose and goals of the conservatorship.

The Purchase Agreement was amended in December 2009 to: (i) increase the $200 billion cap on Treasury’s funding commitment under the Purchase Agreement as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012; (ii) provide that the annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual unpaid principal balance of the mortgage-related investments portfolio, as of December 31 of the preceding year, and will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard; and (iii) establish that the periodic commitment fee that we must pay to Treasury will be set no later than December 31, 2010 and payable quarterly beginning March 31, 2011. These amendments are discussed in more detail in “MD&A — EXECUTIVE SUMMARY — Government Support for Our Business.”

We had positive net worth at December 31, 2009 as our assets exceeded our liabilities by $4.4 billion. Therefore, we did not require additional funding from Treasury under the Purchase Agreement. However, as a result of previous draws under the Purchase Agreement, the aggregate liquidation preference of the senior preferred stock increased from $1.0 billion as of September 8, 2008 to $51.7 billion as of December 31, 2009. We expect to make additional draws under the Purchase Agreement in future periods. Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we may not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations will increase further if additional draws under the Purchase Agreement or any dividends or quarterly commitment fees payable under the Purchase Agreement are not paid in cash. The amounts we are obligated to pay in dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth and could substantially delay our return to long-term profitability or make long-term profitability unlikely.

Our annual dividend obligation on the senior preferred stock, based on the current liquidation preference, is $5.2 billion, which is in excess of our annual historical earnings in most periods. Continued cash payment of senior preferred dividends, combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010), will have an adverse impact on our future financial condition and net worth.

The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury.

2	Freddie Mac

2010 Significant Changes in Accounting Standards

Effective January 1, 2010, we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. The adoption of these amendments will have a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010.

Due to the implementation of these changes, we recognized a significant decline in our total equity (deficit) on January 1, 2010, which will increase the likelihood that we will require a draw from Treasury under the Purchase Agreement for the first quarter of 2010. The cumulative effect of these changes in accounting principles as of January 1, 2010 is a net decrease of approximately $11.7 billion to total equity (deficit), which includes the changes to the opening balances of AOCI and retained earnings (accumulated deficit).

See “MD&A — EXECUTIVE SUMMARY — 2010 Significant Changes in Accounting Standards — Accounting for Transfers of Financial Assets and Consolidation of VIEs” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements” to our consolidated financial statements for additional information regarding these changes.

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

Our statutory mission as defined in our charter is:

•	to provide stability in the secondary market for residential mortgages;

•	to respond appropriately to the private capital market;

•	to provide ongoing assistance to the secondary market for residential mortgages (including activities relating to mortgages for low- and moderate-income families, involving a reasonable economic return that may be less than the return earned on other activities); and

•	to promote access to mortgage credit throughout the U.S. (including central cities, rural areas and other underserved areas).

Our business objectives continue to evolve under conservatorship. For more information, see “Conservatorship and Related Developments — Impact of Conservatorship and Related Actions on Our Business.”

Our Market and Mortgage Securitizations

We conduct business in the U.S. residential mortgage market and the global securities market under the direction of our Conservator. These markets continued to remain weak during 2009 and early 2010, as discussed in “MD&A — EXECUTIVE SUMMARY.” The size of the U.S. residential mortgage market is affected by many factors, including changes in interest rates, home ownership rates, home prices, the supply of housing and lender preferences regarding credit risk and borrower preferences regarding mortgage debt. The amount of residential mortgage debt available for us to purchase and the mix of available loan products are also affected by several factors, including the volume of mortgages meeting the requirements of our charter, (including changes in conforming loan limit sizes by our regulator), our own preference for credit risk reflected in our purchase standards and the mortgage purchase and securitization activity of other financial institutions.

At December 31, 2009, our total investments in and guarantees of mortgage-related assets was $2.3 trillion, while the total U.S. residential mortgage debt outstanding, which includes single-family and multifamily loans, was approximately $11.8 trillion. See “MD&A — OUR PORTFOLIOS” for further information on the composition of our mortgage portfolios.

3	Freddie Mac

Table 1 provides important indicators for the U.S. residential mortgage market.

Table 1 — Mortgage Market Indicators

	Year Ended December 31,
	2009	2008	2007

Home sale units (in thousands)(1)	4,940	4,835	5,715
Home price depreciation(2)	(0.8)%	(11.7)%	(4.8)%
Single-family originations (in billions)(3)	$1,815	$1,500	$2,430
Adjustable-rate mortgage share(4)	7%	13%	29%
Refinance share(5)	68%	50%	46%
U.S. single-family mortgage debt outstanding (in billions)(6)	$10,852	$11,005	$11,113
U.S. multifamily mortgage debt outstanding (in billions)(6)	$912	$910	$844

(1)	Includes sales of new and existing homes in the U.S. and excludes condos/co-ops. Source: National Association of Realtors news release dated January 25, 2010 (sales of existing homes) and U.S. Census Bureau news release dated January 27, 2010 (sales of new homes).
(2)	Calculated internally using estimates of changes in single-family home prices by state, which are weighted using the property values underlying our single-family mortgage portfolio to obtain a national index. The depreciation rate for each year presented incorporates property value information on loans purchased by both Freddie Mac and Fannie Mae, a similarly chartered GSE, through December 31, 2009 and will be subject to change based on more recent purchase information. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own.
(3)	Source: Inside Mortgage Finance estimates of originations of single-family first-and second liens dated January 29, 2010.
(4)	Adjustable-rate mortgage share of the dollar amount of total mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.
(5)	Refinance share of the number of conventional mortgage applications. Source: Mortgage Bankers Association’s Mortgage Applications Survey. Data reflect annual average of weekly figures.
(6)	Source: Federal Reserve Flow of Funds Accounts of the United States dated December 10, 2009. The outstanding amounts for 2009 presented above reflect balances as of September 30, 2009.

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

The following diagram illustrates how we create PCs through mortgage securitizations that can be sold to investors or held by us to provide liquidity to the mortgage market:

We guarantee the payment of principal and interest of PCs created in this process in exchange for a combination of monthly management and guarantee fees and initial upfront cash payments referred to as delivery fees. Our guarantee increases the marketability of the PCs, providing liquidity to the mortgage market. Various other participants also play significant roles in the residential mortgage market. Mortgage brokers advise prospective borrowers about mortgage products and lending rates, and they connect borrowers with lenders. Mortgage servicers administer mortgage loans by collecting payments of principal and interest from borrowers as well as amounts related to property taxes and insurance. They remit the principal and interest payments to us, less a servicing fee, and we pass these payments through to mortgage investors, less a fee we charge to provide our guarantee (i.e., the management and guarantee fee). In addition, private mortgage insurance companies and other financial institutions sometimes provide third-party insurance for mortgage loans or pools of loans. Most mortgage insurers increased premiums and tightened underwriting standards beginning in 2008. Because of the restrictions of our charter, these actions limit our ability to purchase loans made to borrowers who do not make a down payment at least equal to 20% of the value of the property at the time of loan origination.

Our charter generally prohibits us from purchasing first-lien conventional single-family mortgages if the outstanding principal balance of the mortgage at the time of our purchase exceeds 80% of the value of the property securing the mortgage unless we have one of the following credit protections:

•	mortgage insurance from a mortgage insurer that we determine is qualified on the portion of the unpaid principal balance of the mortgage that exceeds 80%;

•	a seller’s agreement to repurchase or replace any mortgage that has defaulted; or

•	retention by the seller of at least a 10% participation interest in the mortgage.

In conjunction with the MHA Program, FHFA determined that, consistent with our charter, until June 10, 2010, we may purchase single-family mortgages that refinance borrowers whose mortgages we currently own or guarantee, without obtaining additional credit enhancement in excess of that already in place for any such loan, provided that the current LTV ratio of the loan at the time of refinance does not exceed 125%.

5	Freddie Mac

Our charter requirement for credit protection on mortgages with LTV ratios greater than 80% does not apply to multifamily mortgages or to mortgages that have the benefit of any guarantee, insurance or other obligation by the U.S. or any of its agencies or instrumentalities (e.g., the FHA, the VA or the USDA, Rural Development).

Under our charter, our mortgage purchase operations are confined, so far as practicable, to mortgages which we deem to be of such quality, type and class as to meet generally the purchase standards of other private institutional mortgage investors. This is a general marketability standard.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We also receive substantial support from the Federal Reserve. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. This support includes the following:

•	under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. To date, we received an aggregate of $50.7 billion in funding under the Purchase Agreement. We expect to make additional draws in future periods;

•	in November 2008, the Federal Reserve established a program to purchase (i) our direct obligations and those of Fannie Mae and the FHLBs and (ii) mortgage-related securities issued by us, Fannie Mae and Ginnie Mae. According to information provided by the Federal Reserve, it held $64.1 billion of our direct obligations and had net purchases of $400.9 billion of our mortgage-related securities under this program as of February 10, 2010. In September 2009, the Federal Reserve announced that it would gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that its purchases under this program will be completed by the end of the first quarter of 2010;

•	in September 2008, Treasury established a program to purchase mortgage-related securities issued by us and Fannie Mae. This program expired on December 31, 2009. According to information provided by Treasury, it held $197.6 billion of mortgage-related securities issued by us and Fannie Mae as of December 31, 2009 previously purchased under this program; and

•	in September 2008, we entered into the Lending Agreement with Treasury, pursuant to which Treasury established a secured lending credit facility that was available to us as a liquidity back-stop. The Lending Agreement expired on December 31, 2009. We did not make any borrowings under the Lending Agreement.

For information on the potential impact of the completion of the Federal Reserve’s mortgage-related securities and debt purchase programs on our business, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity.” We do not believe we have experienced any adverse effects on our business from the expiration of the Lending Agreement (which occurred after the December 2009 amendment to the Purchase Agreement) or the expiration of Treasury’s mortgage-related securities purchase program.

For more information on the programs and agreements described above, see “Conservatorship and Related Developments.”

Our Customers

Our customers are predominantly lenders in the primary mortgage market that originate mortgages for homeowners and owners of rental apartment properties. These lenders include mortgage banking companies, commercial banks, savings banks, community banks, insurance companies, credit unions, state and local housing finance agencies and savings and loan associations.

We acquire a significant portion of our mortgages from several large lenders. These lenders are among the largest mortgage loan originators in the U.S. Due to the mortgage and financial market crisis during 2008 and 2009, a number of larger mortgage originators consolidated and, as a result, mortgage origination volume during 2009 was concentrated in a smaller number of institutions. See “RISK FACTORS — Competitive and Market Risks” for further information. In addition, many of our customers experienced financial and liquidity problems that may affect the volume of business they are able to generate. During 2009, two mortgage lenders (Wells Fargo Bank, N.A. and Bank of America, N.A.) each accounted for more than 10% of our single-family mortgage purchase volume. These two lenders collectively accounted for approximately 38% of our single-family mortgage purchase volume for 2009 and our top ten lenders represented approximately 74% of our single-family mortgage purchase volume for the same period. Our top three multifamily lenders (CBRE Melody & Company, Deutsche Bank Berkshire Mortgage and Berkadia Commercial Mortgage LLC, which acquired Capmark Finance Inc. in

6	Freddie Mac

December 2009) each accounted for more than 10%, and collectively represented approximately 40% of our multifamily purchase volume during 2009.

Our Business Segments

We manage our business, under the direction of the Conservator, through three reportable segments:

•	Investments;

•	Single-family Guarantee; and

•	Multifamily.

For a summary and description of our financial performance and financial condition on a consolidated as well as segment basis, see “MD&A” and “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” and the accompanying notes to our consolidated financial statements.

As described below in “Conservatorship and Related Developments — Impact of Conservatorship and Related Actions on Our Business,” we are subject to a variety of different, and potentially competing, objectives in managing our business. These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives.

Investments Segment

Our Investments business is responsible for investment activity in single-family mortgages and mortgage-related securities, other investments, debt financing, and managing our interest rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgages.

Although we are primarily a buy-and-hold investor in mortgage assets, we may sell assets to reduce risk, provide liquidity, support the performance of our PCs or structure certain transactions that are designed to improve our returns. We estimate our expected investment returns using an OAS approach, which is an estimate of the yield spread between a given financial instrument and a benchmark (LIBOR, agency or Treasury) yield curve. In this approach, we consider potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options. Our Investments segment activities sometimes include the purchase of mortgages and mortgage-related securities with less attractive investment returns and with incremental risk in order to achieve our affordable housing goals and subgoals. Additionally, in this segment we maintain a cash and other investments portfolio, comprised primarily of cash and cash equivalents, non-mortgage-related securities, federal funds sold and securities purchased under agreements to resell, to help manage our liquidity needs.

The unpaid principal balance of our mortgage-related investments portfolio, including CMBS held by our Multifamily segment, was $755.3 billion as of December 31, 2009. Under the Purchase Agreement with Treasury and FHFA regulation, the unpaid principal balance of our mortgage-related investments portfolio could not exceed $900 billion as of December 31, 2009, and must decline by 10% per year thereafter until it reaches $250 billion. The annual 10% reduction in the size of our mortgage-related investments portfolio, the first of which is effective on December 31, 2010, is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual unpaid principal balance of the mortgage-related investments portfolio, as of December 31 of the preceding year. Due to this restriction, the unpaid principal balance of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010. The Purchase Agreement also limits the amount of indebtedness we can incur. In each case, the limitations will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard.

Treasury has stated it does not expect us to be an active buyer to increase the size of our mortgage-related investments portfolio, and also does not expect that active selling will be necessary to meet the required portfolio reduction targets. FHFA has also stated its expectation in the Acting Director’s February 2, 2010 letter that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. FHFA has stated that, given the size of our current mortgage-related investments portfolio and the potential volume of delinquent mortgages to be purchased out of PC pools, it expects that any net additions to our mortgage-related investments portfolio would be related to that activity. On February 10, 2010, we announced that we will purchase substantially all of the single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities due to the changing economics of keeping these loans in PCs. As of December 31, 2009, the total unpaid principal balance of such mortgages was approximately $70.2 billion.

Debt Financing

We fund our on balance sheet investment activities in our Investments and Multifamily segments by issuing short-term and long-term debt. Competition for funding in the capital markets can vary with economic and financial market conditions and regulatory environments. Our access to the debt markets has improved since the height of the credit crisis in the fall of

7	Freddie Mac

2008, and spreads on our debt remained favorable during 2009. We attribute this improvement to the conservatorship and resulting support we receive from Treasury and the Federal Reserve. Under the amendment to the Purchase Agreement adopted on December 24, 2009, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. We believe that this increased support provided by Treasury will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities over the next three years. However, the costs of our debt funding could vary.

For more information, see “Conservatorship and Related Developments” and “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Risk Management

Our Investments segment has responsibility for managing our interest rate and liquidity risks. We use derivatives to: (a) regularly adjust or rebalance our funding mix in order to more closely match changes in the interest rate characteristics of our mortgage-related assets; (b) hedge forecasted issuances of debt; (c) synthetically create callable and non-callable funding; and (d) hedge foreign-currency exposure. For more information regarding our derivatives, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and “NOTE 13: DERIVATIVES” to our consolidated financial statements.

PC and Structured Securities Support Activities

We seek to support the liquidity of the market for our PCs through a variety of activities, including educating dealers and investors about the merits of trading and investing in PCs, enhancing disclosure related to the collateral underlying our securities and introducing new mortgage-related securities products and initiatives. We seek to support the price performance of our PCs through a variety of strategies, including the purchase and sale of PCs and other agency securities, as well as through the issuance of Structured Securities. As discussed in “Single-Family Guarantee Segment,” our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. Our purchases and sales of mortgage-related securities influence the relative supply and demand for these securities, and the issuance of Structured Securities helps support the price performance of our PCs. This in turn helps our competitiveness in purchasing mortgages from our lender customers, many of which we purchase by swapping PCs for the mortgages. Depending upon market conditions, including the relative prices, supply of and demand for PCs and comparable Fannie Mae securities, as well as other factors, there may be substantial variability in any period in the total amount of securities we purchase or sell, and in the success of our efforts to support the liquidity and price performance of our PCs. We may increase, reduce or discontinue these or other related activities at any time, which could affect the liquidity of the market for PCs. For more information, see “RISK FACTORS — Competitive and Market Risks — It may be difficult to increase our returns on new single-family guarantee business.”

Single-Family Guarantee Segment

In our Single-family Guarantee segment, we purchase single-family mortgages originated by our lender customers in the primary mortgage market, primarily through our guarantor swap program. We securitize the mortgages we purchase and issue mortgage-related securities that can be sold to investors or held by us in our Investments segment. Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront payments we receive, less related credit costs and operating expenses. Earnings for this segment also include the interest earned on assets held in the Investments segment related to single-family guarantee activities, net of allocated funding costs and amounts related to net float benefits. For more information on net float benefits, see “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Segment Earnings — Results — Single-Family Guarantee.”

Loan and Security Purchases

Our charter establishes requirements for and limitations on the mortgages and mortgage-related securities we may purchase, as described below. In the Single-family Guarantee segment, we purchase and securitize “single-family mortgages,” which are mortgages that are secured by one- to four-family properties. A majority of the single-family mortgages we purchased in 2009 were 30-year and 15-year fixed-rate mortgages.

Our charter places an upper limitation, called the “conforming loan limit,” on the original principal balance of single-family mortgage loans we purchase. No comparable limits apply to our purchases of multifamily mortgages. The conforming loan limit is determined annually based on changes in FHFA’s housing price index, a method established and maintained by FHFA for determining the national average single-family house price. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that loan limits do not decrease from year-to-year. For 2006 to 2009, the base conforming loan limit for a one-family residence was set at $417,000. The base

8	Freddie Mac

conforming loan limit for a one-family residence for 2010 will remain at $417,000, with higher limits in certain “high-cost” areas.

As part of the Economic Stimulus Act of 2008, the conforming loan limits were increased for mortgages originated in certain “high-cost” areas from July 1, 2007 through December 31, 2008 to the higher of the applicable 2008 conforming loan limits, ($417,000 for a one-family residence), or 125% of the median house price for a geographic area, not to exceed $729,750 for a one-family residence. We began accepting these “conforming jumbo” mortgages for securitization as PCs and purchase as mortgage loans held on our consolidated balance sheets in April 2008. We purchased $91 million and $2.6 billion of these loans during 2009 and 2008, respectively.

Pursuant to the Reform Act, beginning in 2009, the conforming loan limits were permanently increased for mortgages originated in separately defined “high-cost” areas — where 115% of the median house price exceeds the otherwise applicable conforming loan limit. Under the Reform Act’s permanent high-cost area formula, the loan limit is the lesser of (i) 115% of the median house price or (ii) 150% of the conforming loan limit (currently $625,500 for a one-family residence).

However, a series of legislative acts have temporarily restored the high-cost area limit to up to $729,750. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, or Recovery Act, into law. For mortgages originated in 2009, the Recovery Act ensured that the loan limits for the “high-cost” areas determined under the Economic Stimulus Act did not fall below their 2008 levels.

On October 30, 2009, a Continuing Resolution extended the loan limits established by the Recovery Act through 2010. With the exception of mortgages purchased under our conforming jumbo offering in 2008 and early 2009, we refer to mortgages with original principal balances in excess of the base conforming loan limits as “super-conforming mortgages.” We purchased $26.3 billion of these loans during 2009.

Higher limits apply to two- to four-family residences. The conforming loan limits are 50% higher for mortgages secured by properties in Alaska, Guam, Hawaii and the U.S. Virgin Islands.

Guarantees

Through our Single-family Guarantee segment, we historically sought to issue guarantees on our PCs with fee terms we believed would offer attractive long-term returns relative to anticipated credit costs. Under conservatorship, and given the current economic environment and our public mission to provide increased support to the mortgage market, we currently seek to issue guarantees with fee terms that are intended to cover our expected credit costs on new purchases and that cover a portion of our ongoing operating expenses. Specifically, our ability to increase our fees to offset higher than expected credit costs on guarantees issued before 2009 is limited while we operate at the direction of our Conservator, and we currently expect that our fees will not cover such credit costs.

We enter into mortgage purchase volume commitments with many of our larger customers in order to have a supply of loans for our guarantee business. These commitments provide for the lenders to deliver us a specified dollar amount or minimum percentage of their total sales of conforming loans. If a mortgage lender fails to meet its contractual commitment, we have a variety of contractual remedies, which may include the right to assess certain fees. Our mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of presented mortgage loans. However, if we were to fail to meet our contractual commitment, we could be deemed to be in breach of our contract and could be liable for damages in a lawsuit.

The purchase and securitization of mortgage loans from customers under these longer-term contracts have pricing schedules for our management and guarantee fees that are negotiated at the outset of the contract with initial terms typically ranging from three months to one year. We call these transactions “flow” activity and they represent the majority of our purchase volumes. The remainder of our purchases and securitizations of mortgage loans occurs in “bulk” transactions for which purchase prices and management and guarantee fees are negotiated on an individual transaction basis. Mortgage purchase volumes from individual customers can fluctuate significantly. Given the uncertainty of the housing market in 2009, we entered into arrangements with existing customers at their 2009 renewal dates that allow us to change credit and pricing terms faster than in the past; among other things, we are seeking to renew such arrangements for shorter terms than in the past. These arrangements, as well as significant customer consolidation discussed above, may increase volatility of flow-business activity with these customers in the future.

Securitization Activities

We seek to securitize substantially all of the newly or recently originated single-family mortgages we have purchased and issue PCs that can be sold to investors or held by us. As discussed below, we guarantee these mortgage-related securities in exchange for compensation. We seek to generally hold PCs instead of single-family mortgage loans for investment purposes, primarily to provide us with flexibility in determining what to sell or hold and to allow for more cost effective interest-rate risk management.

9	Freddie Mac

The compensation we receive in exchange for our guarantee activities consists primarily of a combination of management and guarantee fees paid on a monthly basis as a percentage of the underlying unpaid principal balance of the loans and initial upfront payments referred to as delivery fees. We recognize the fair value of the right to receive ongoing management and guarantee fees as a guarantee asset at the inception of a guarantee. We subsequently account for the guarantee asset like a debt security which performs similarly to an excess-servicing, interest-only mortgage security, classified as trading, and reflect changes in the fair value of the guarantee asset in earnings. We recognize a guarantee obligation at inception equal to the fair value of the compensation received. The guarantee obligation represents deferred revenue that is amortized into earnings as we are relieved from risk under the guarantee. We may also make upfront payments to buy-up the monthly management and guarantee fee rate, or receive upfront payments to buy-down the monthly management and guarantee fee rate. These fees are paid in conjunction with the formation of a PC to provide for a uniform PC coupon rate. For information on how we account for our securitization activities, including changes as a result of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements.

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

Guarantor Swap

10	Freddie Mac

We also issue PCs in exchange for cash. The following diagram illustrates an exchange for cash in a “cash auction” of PCs:

Cash Auction of PCs

Institutional and other fixed-income investors, including pension funds, insurance companies, securities dealers, money managers, commercial banks and foreign central banks, purchase our PCs. Treasury and the Federal Reserve have also purchased mortgage-related securities issued by us, Fannie Mae and Ginnie Mae under their purchase programs. Treasury’s purchase program was announced in September 2008 and ended in December 2009. The Federal Reserve’s purchase program was announced in November 2008 and is expected to be completed by the end of the first quarter of 2010. For information on the potential impact of the completion of the Federal Reserve’s mortgage-related securities purchase program on our business, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

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

11	Freddie Mac

because the underlying collateral is already guaranteed. The following diagram provides an example of how we create a Structured Security:

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

Our principal multi-class Structured Securities qualify for tax treatment as REMICs. We issue many of our Structured Securities in transactions in which securities dealers or investors sell us the mortgage-related assets underlying the Structured Securities in exchange for the Structured Securities. For Structured Securities that we issue to third parties in exchange for guaranteed mortgage-related securities, we receive a transaction, or resecuritization, fee. This transaction fee is compensation for facilitating the transaction, as well as future administrative responsibilities. We also sell Structured Securities to securities dealers in exchange for cash.

12	Freddie Mac

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

Structured Transactions

Structured Transactions can generally be segregated into two different types. In one type, we purchase only senior tranches from a non-Freddie Mac senior-subordinated securitization, place these senior tranches into securitization trusts, provide a guarantee of the principal and interest of these senior tranches, and issue the Structured Transaction certificates. For other Structured Transactions, we purchase single-class pass-through securities, place them in securitization trusts, guarantee the principal and interest, and issue the Structured Transaction certificates. In exchange for providing our guarantee, we may receive a management and guarantee fee or other delivery fees.

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

In 2009, we entered into transactions under Treasury’s NIBI, with state and local housing finance agencies, or HFAs, for the partial guarantee of certain single-family and multifamily HFA bonds, which are Structured Transactions with significant credit enhancement provided by Treasury. The securities issued by us pursuant to the NIBI were purchased by Treasury. See “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” for further information.

We enter into long-term standby commitments for mortgage assets held by third parties that require us to purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. During 2009 and 2008, we

13	Freddie Mac

permitted lenders to deliver to us a significant portion of the loans covered by the long-term standby commitments to be securitized as PCs or Structured Transactions, which totaled $5.7 billion and $19.9 billion in issuances during 2009 and 2008, respectively.

In 2009, we entered into transactions under Treasury’s TCLFI, with certain HFAs for the guarantee of certain variable rate demand obligations, or VRDOs, issued by the HFAs. In these transactions we do not issue a new security, but issue a financial guarantee to credit enhance the bonds for investors and provide liquidity support. At the expiration of each of these facilities, any VRDOs purchased by us will be securitized and sold to Treasury. See “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” for further information.

For information about the amount of mortgage-related securities we have issued, refer to “MD&A — OUR PORTFOLIOS — Table 79 — Issued Guaranteed PCs and Structured Securities.” For information about the relative performance of these securities, refer to our “MD&A — RISK MANAGEMENT — Credit Risks” section.

PC Trust Documents

We establish trusts for all of our issued PCs pursuant to our PC master trust agreement. In accordance with the terms of our PC trust documents, we have the option, and in some instances the requirement, to purchase specified mortgage loans from the trust. We purchase these mortgages at an amount equal to the current unpaid principal balance, less any outstanding advances of principal on the mortgage that have been distributed to PC holders. From time to time, we reevaluate our delinquent loan purchase practices and alter them if circumstances warrant. Through November 2007, our general practice was to purchase the mortgage loans out of PCs after the loans became 120 days delinquent. Effective December 2007, our practice is to purchase mortgages from pools underlying our PCs when:

•	the mortgages are modified;

•	a foreclosure sale occurs;

•	the mortgages are delinquent for 24 months; or

•	the mortgages are 120 days or more delinquent and the cost of guarantee payments to PC holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans.

On February 10, 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent underlying our issued PCs and Structured Securities. The decision to effect these purchases was made based on a determination that the cost of guarantee payments to the security holders will exceed the cost of holding non-performing loans on our consolidated balance sheets. The cost of holding non-performing loans on our consolidated balance sheets was significantly affected by the required adoption of new amendments to accounting standards and changing economics. Due to our January 1, 2010 adoption of new accounting standards for transfers of financial assets and the consolidation of VIEs, the cost of purchasing most delinquent loans from PCs will be less than the cost of continued guarantee payments to security holders. As of December 31, 2009, the total unpaid principal balance of such mortgages was approximately $70.2 billion. We will continue to review the economics of purchasing loans 120 days or more delinquent in the future and we may reevaluate our delinquent loans purchase practices and alter them if circumstances warrant.

In accordance with the terms of our PC trust documents, we are required to purchase a mortgage loan (or, in some cases, substitute a comparable mortgage loan) from a PC trust in the following situations:

•	if a court of competent jurisdiction or a federal government agency, duly authorized to oversee or regulate our mortgage purchase business, determines that our purchase of the mortgage was unauthorized and a cure is not practicable without unreasonable effort or expense, or if such a court or government agency requires us to repurchase the mortgage;

•	if a borrower exercises its option to convert the interest rate from an adjustable-rate to a fixed-rate on a convertible ARM; and

•	in the case of balloon-reset loans, shortly before the mortgage reaches its scheduled balloon-reset date.

The To Be Announced (TBA) Market

Because our fixed-rate PCs are homogeneous, issued in high volume and highly liquid, they trade on a “generic” basis by PC coupon rate, also referred to as trading in the TBA market. A TBA trade in Freddie Mac securities represents a contract for the purchase or sale of PCs to be delivered at a future date; however, the specific PCs that will be delivered to fulfill the trade obligation, and thus the specific characteristics of the mortgages underlying those PCs, are not known (i.e., “announced”) at the time of the trade, but only shortly before the trade is settled. The use of the TBA market increases the liquidity of mortgage investments and improves the distribution of investment capital available for residential mortgage financing, thereby helping us to accomplish our statutory mission.

14	Freddie Mac

SIFMA publishes guidelines pertaining to the types of mortgages that are eligible for TBA trades. Mortgages eligible for purchase by us due to the temporary increase to the conforming loan limits established by the Economic Stimulus Act of 2008 are not eligible for inclusion in TBA pools. However, SIFMA has permitted mortgages that are eligible for purchase by us due to the increase to loan limits for certain high-cost areas under the Reform Act, which we refer to as “super-conforming” mortgages, to constitute up to 10% of the original principal balance of TBA pools.

Credit Risk

Our Single-family Guarantee segment is responsible for pricing and managing credit risk related to single-family loans, including single-family loans underlying our PCs. For more information regarding credit risk, see “MD&A — RISK MANAGEMENT — Credit Risks” and “NOTE 7: MORTGAGE LOANS AND LOAN LOSS RESERVES” to our consolidated financial statements.

Multifamily Segment

Through our Multifamily segment, we guarantee, securitize and invest in multifamily mortgages and CMBS. We also securitize and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. The mortgage loans held in the Multifamily segment are secured by properties with five or more residential rental units. These loans may have either adjustable or fixed interest rates, and some may have an interest-only period that converts to amortizing at a future date. The loans are generally structured as balloon mortgages with terms ranging from five to ten years and include provisions for the payment of yield maintenance fees to us if the mortgage is paid prior to the end of its term. Our multifamily mortgage products, services and initiatives primarily finance rental housing for low- and moderate-income families.

Prior to 2008, we purchased and held multifamily loans for investment purposes. In 2008, we began purchasing certain multifamily mortgages and designating them as held-for-sale, as part of our expansion of multifamily security products. In 2009, we increased our securitization of multifamily loans through the issuance of Structured Transactions totaling $2.4 billion in unpaid principal balance. We expect to continue purchasing multifamily loans and designating them as held-for-sale as part of our further expansion of multifamily securitization transactions in 2010. We may also sell multifamily loans from time to time.

The multifamily property market is affected by the relative affordability of single-family home prices, construction cycles, and general economic factors, such as employment rates, all of which influence the supply and demand for apartments and pricing for rentals. Our multifamily loan volume is largely sourced through established institutional channels where we are generally providing post-construction financing to large apartment project operators with established track records. Property location and rental cash flows provide support to capitalization values on multifamily properties, on which investors base lending decisions.

The market for multifamily properties relies on having successful apartment developers and operators to develop, administer and maintain the properties. Many such companies experienced significant financial difficulties in 2009 due to the challenging market conditions. As a result, the ability of multifamily apartment developers and operators to continue to support new property development and invest in existing properties is limited. This could result in lower capacity for industry growth and reduced expenditures on improvements of existing properties.

Our Multifamily segment also includes certain investments in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. In these investments, we provide equity contributions to partnerships designed to sponsor the development and ongoing operations for low- and moderate-income multifamily apartments and, we planned to realize a return on our investment through reductions in income tax expense that result from federal income tax credits and the deductibility of operating losses generated by the partnerships. However, we are no longer investing in these partnerships to support the low- and moderate-income rental markets, because we do not expect to be able to use the underlying federal income tax credits or the operating losses generated from the partnerships as a reduction to our taxable income because of our inability to generate sufficient taxable income. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information.

We also guarantee the payment of principal and interest on multifamily mortgage loans and securities that are originated and held by state and municipal housing finance agencies to support tax-exempt and taxable multifamily housing revenue bonds. By engaging in these activities, we provide liquidity to this sector of the mortgage market. See “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” for further information.

Our Competition

Historically, our principal competitors have been Fannie Mae, the FHLBs, Ginnie Mae and other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. Since 2008, most of our competitors, other than Fannie Mae, the FHLBs and Ginnie Mae, have ceased their

15	Freddie Mac

activities in the residential mortgage securitization business or severely curtailed these activities relative to their previous levels. We compete on the basis of price, products, structure and service.

The conservatorship, including direction provided to us by our Conservator, and the restrictions on our activities under the Purchase Agreement may affect our ability to compete in the business of retaining and securitizing mortgages. Ginnie Mae, which became a more significant competitor during 2008, guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by VA. Ginnie Mae’s growth has been primarily due to competitive pricing of Ginnie Mae securities, which are backed by the full faith and credit of the U.S. government, the increase in the FHA loan limit and the availability, through FHA, of a mortgage product for borrowers seeking greater than 80% financing who could not otherwise qualify for conventional mortgages.

Employees

At February 11, 2010, we had 5,323 full-time and 85 part-time employees. Our principal offices are located in McLean, Virginia.

Available Information

SEC Reports

We file reports, proxy statements and other information with the SEC. We make available free of charge through our website at www.freddiemac.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all other SEC reports and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. (We do not intend this internet address to be an active link and are not using references to this internet address here or elsewhere in this annual report on Form 10-K to incorporate additional information into this annual report on Form 10-K.) In addition, our Forms 10-K, 10-Q and 8-K, and other information filed with the SEC, are available for review and copying free of charge at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding companies that file electronically with the SEC. Our corporate governance guidelines, codes of conduct for employees and members of the Board of Directors (and any amendments or waivers that would be required to be disclosed) and the charters of the Audit, Business and Risk, Compensation, Executive and Nominating and Governance committees of the Board of Directors are also available on our website at www.freddiemac.com.

During the conservatorship, we do not expect to prepare or provide proxy statements for the solicitation of proxies from stockholders. Accordingly, rather than incorporating information that is required by Form 10-K by reference to such a proxy statement, we will provide such information by filing an amendment to our Form 10-K on or before April 30, 2010.

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

16	Freddie Mac

Conservatorship and Related Developments

On September 7, 2008, the then Secretary of the Treasury and the then Director of FHFA announced several actions taken by Treasury and FHFA regarding Freddie Mac and Fannie Mae. At that time, FHFA set forth the purpose and goals of the conservatorship as follows: “The purpose of appointing the Conservator is to preserve and conserve the company’s assets and property and to put the company in a sound and solvent condition. The goals of the conservatorship are to help restore confidence in Fannie Mae and Freddie Mac, enhance their capacity to fulfill their mission, and mitigate the systemic risk that has contributed directly to the instability in the current market.” These actions included the following:

•	placing us and Fannie Mae in conservatorship;

•	the execution of the Purchase Agreement, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and

•	the establishment of a temporary secured lending credit facility that was available to us until December 31, 2009, which was effected through the execution of the Lending Agreement.

We refer to the Purchase Agreement, the warrant, and the Lending Agreement as the “Treasury Agreements.”

Entry Into Conservatorship

Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, and succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. We describe the terms of the conservatorship and the powers of our Conservator in detail below under “Supervision of our Business During Conservatorship” and “Powers of the Conservator.”

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. However, we are not aware of any immediate plans of our Conservator to significantly change our business structure in the near-term.

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

Impact of Conservatorship and Related Actions on Our Business

Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	continuing to provide additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. We regularly receive direction from our Conservator on how to pursue these objectives. Given the important role the Obama Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions and our public mission, we may be required to take additional actions that could have a negative impact on our business, operating results or financial condition. In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. The Acting Director also stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship. This could limit our ability to return to profitability in future periods. For more information on our current business objectives and the effect of conservatorship on our business and our public mission, see “MD&A — EXECUTIVE SUMMARY — Business Objectives.”

17	Freddie Mac

On February 18, 2009, the Obama Administration announced the MHA Program. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market, including helping families maintain ownership whenever possible and helping maintain the stability of communities. The MHA Program and related initiatives include:

•	Home Affordable Modification Program, or HAMP, which commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosure and keep their homes through mortgage modifications;

•	Home Affordable Refinance Program, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments; and

•	Housing Finance Agency Initiative, which is a collaborative effort of Treasury, FHFA, Freddie Mac, and Fannie Mae to provide credit and liquidity support to state and local housing finance agencies.

For more information on these programs, see “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET.”

Because we expect many of these objectives and related initiatives to result in significant costs, there is significant uncertainty as to the ultimate impact these activities will have on our future capital or liquidity needs. However, we believe that the support provided by Treasury, as described in “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity,” is sufficient to ensure that we maintain our access to the debt markets, maintain positive net worth and have adequate liquidity to continue to conduct our normal business activities over the next three years. Management is continuing its efforts to identify and evaluate actions that could be taken to reduce the significant uncertainties surrounding our business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited by market conditions and other factors. Any actions we take will likely require approval by FHFA and Treasury before they are implemented. In addition, FHFA, Treasury or Congress may have a different perspective than management and may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions. These actions and objectives also create risks and uncertainties that we discuss in “RISK FACTORS.”

Overview of the Purchase Agreement

The Conservator, acting on our behalf, entered into the Purchase Agreement on September 7, 2008. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009 and December 24, 2009. Under the Purchase Agreement, Treasury made a commitment to provide up to $200 billion in funding under specified conditions. The $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. The Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us after any quarter in which we have a negative net worth (that is, our total liabilities exceed our total assets, as reflected on our GAAP balance sheet). In addition, the Purchase Agreement requires Treasury, upon the request of the Conservator, to provide funds to us if the Conservator determines, at any time, that it will be mandated by law to appoint a receiver for us unless we receive these funds from Treasury. In exchange for Treasury’s funding commitment, we issued to Treasury, as an aggregate initial commitment fee: (1) one million shares of Variable Liquidation Preference Senior Preferred Stock (with an initial liquidation preference of $1 billion), which we refer to as the senior preferred stock; and (2) a warrant to purchase, for a nominal price, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised, which we refer to as the warrant. We received no other consideration from Treasury for issuing the senior preferred stock or the warrant.

Under the terms of the Purchase Agreement, Treasury is entitled to a dividend of 10% per year, paid on a quarterly basis (which increases to 12% per year if not paid timely and in cash) on the aggregate liquidation preference of the senior preferred stock, consisting of the initial liquidation preference of $1 billion plus funds we receive from Treasury and any dividends and commitment fees not paid in cash. To the extent we draw on Treasury’s funding commitment, the liquidation preference of the senior preferred stock is increased by the amount of funds we receive. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock. In addition, beginning on March 31, 2011, we are required to pay a quarterly commitment fee to Treasury, which will accrue beginning on January 1, 2011. We are required to pay this fee each quarter for as long as the Purchase Agreement is in effect. The amount of this fee must be determined on or before December 31, 2010.

As a result of draws under the Purchase Agreement, the aggregate liquidation preference of the senior preferred stock has increased from $1.0 billion as of September 8, 2008 to $51.7 billion as of December 31, 2009. Our annual dividend obligation on the senior preferred stock, based on that liquidation preference, is $5.2 billion, which is in excess of our annual historical earnings in most periods.

Under the Purchase Agreement, our ability to repay the liquidation preference of the senior preferred stock is limited and we may not be able to do so for the foreseeable future, if at all. The aggregate liquidation preference of the senior preferred stock and our related dividend obligations will increase further as a result of any additional draws under the

18	Freddie Mac

Purchase Agreement or any dividends or quarterly commitment fees payable under the Purchase Agreement that are not paid in cash. The amounts payable for dividends on the senior preferred stock are substantial and will have an adverse impact on our financial position and net worth.

The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury.

The continuing weakness in the financial and housing markets, further GAAP net losses and our implementation on January 1, 2010 of changes to the accounting standards for transfers of financial assets and consolidation of VIEs make it more likely that we will continue to have additional draws under the Purchase Agreement in future periods. There is significant uncertainty as to our future capital structure and long-term financial sustainability, and there are likely to be significant changes to our current capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

On February 18, 2010, we received a letter from the Acting Director of FHFA stating that FHFA has determined that any sale of the LIHTC investments by Freddie Mac would require Treasury’s consent under the terms of the Purchase Agreement. The letter further stated that FHFA had presented other options for Treasury to consider, including allowing Freddie Mac to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. However, after further consultation with Treasury and consistent with the terms of the Purchase Agreement, the Acting Director informed us we may not sell or transfer the assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, resulting in a loss of $3.4 billion. This write-down reduces our net worth at December 31, 2009 and, as such, increases the likelihood that we will require additional draws from Treasury under the Purchase Agreement and, as a consequence, increases the likelihood that our dividend obligation on the senior preferred stock will increase. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information.

The Purchase Agreement includes significant restrictions on our ability to manage our business, including limiting the amount of indebtedness we can incur and capping the size of our mortgage-related investments portfolio as of December 31, 2009. See “MD&A — OUR PORTFOLIOS” for a description and composition of our portfolios. While the senior preferred stock is outstanding, we are prohibited from paying dividends (other than on the senior preferred stock) or issuing equity securities without Treasury’s consent.

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

Supervision of our Business During Conservatorship

We experienced a change in control when we were placed into conservatorship on September 6, 2008. Under conservatorship, we have additional heightened supervision and direction from our regulator, FHFA, which is also acting as our Conservator. As Conservator, FHFA has succeeded to the powers of our Board of Directors and management, as well as the powers of our stockholders. During the conservatorship, the Conservator delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. The Conservator retains the authority to withdraw its delegations of authority at any time.

Because the Conservator succeeded to the powers, including voting rights, of our stockholders, who therefore do not currently have voting rights of their own, we do not expect to hold stockholders’ meetings during the conservatorship, nor will we prepare or provide proxy statements for the solicitation of proxies.

Our Board of Directors and Management During Conservatorship

While in conservatorship, we can, and have continued to, enter into and enforce contracts with third parties. The Conservator continues to work with the Board of Directors and management to address and determine the strategic direction for the company.

The Conservator instructed the Board of Directors that it should consult with and obtain the approval of the Conservator before taking action in the following areas:

•	actions involving capital stock, dividends, the Purchase Agreement, increases in risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

19	Freddie Mac

•	the creation of any subsidiary or affiliate or any substantial transaction between Freddie Mac and any of its subsidiaries or affiliates, except for transactions undertaken in the ordinary course (e.g., the creation of a REMIC, real estate investment trust or similar vehicle);

•	matters that relate to conservatorship, such as, but not limited to, the initiation and material actions in connection with significant litigation addressing the actions or authority of the Conservator, repudiation of contracts, qualified financial contracts in dispute due to our conservatorship, and counterparties attempting to nullify or amend contracts due to our conservatorship;

•	actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above (including, regardless of title, executive positions with the functions of Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Business Officer, Chief Investment Officer, Treasurer, Chief Compliance Officer, Chief Risk Officer and Chief/General/Internal Auditor);

•	actions involving the retention and termination of external auditors, and law firms serving as consultants to the Board of Directors;

•	settlements in excess of $50 million of litigation, claims, regulatory proceedings or tax-related matters;

•	any merger with or purchase or acquisition of a business involving consideration in excess of $50 million; and

•	any action that in the reasonable business judgment of the Board of Directors at the time that the action is taken is likely to cause significant reputational risk.

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

Under the Reform Act, the Conservator may take any actions it determines are necessary and appropriate to carry on our business, support public mission objectives, and preserve and conserve our assets and property. The Conservator’s powers include the ability to transfer or sell any of our assets or liabilities (subject to certain limitations and post-transfer notice provisions for transfers of qualified financial contracts, as defined below under “Special Powers of the Conservator — Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts”) without any approval, assignment of rights or consent of any party. The Reform Act, however, provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac securitization trust must be held for the beneficial owners of the trust and cannot be used to satisfy our general creditors.

Under the Reform Act, in connection with any sale or disposition of our assets, the Conservator must conduct its operations to maximize the net present value return from the sale or disposition of such assets, to minimize the amount of any loss realized, and to ensure adequate competition and fair and consistent treatment of offerors. The Conservator is required to maintain a full accounting of the conservatorship and make its reports available upon request to stockholders and members of the public.

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

20	Freddie Mac

In general, the liability of the Conservator for the disaffirmance or repudiation of any contract is limited to actual direct compensatory damages determined as of September 6, 2008, which is the date we were placed into conservatorship. The liability of the Conservator for the disaffirmance or repudiation of a qualified financial contract is limited to actual direct compensatory damages (which are deemed to include normal and reasonable costs of cover or other reasonable measure of damages utilized in the industries for such contract and agreement claims paid in accordance with the Reform Act) determined as of the date of the disaffirmance or repudiation. If the Conservator disaffirms or repudiates any lease to or from us, or any contract for the sale of real property, the Reform Act specifies the liability of the Conservator.

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

Security Interests Protected; Exercise of Rights Under Qualified Financial Contracts

Notwithstanding the Conservator’s powers under the Reform Act described above, the Conservator must recognize legally enforceable or perfected security interests, except where such an interest is taken in contemplation of our insolvency or with the intent to hinder, delay or defraud us or our creditors. In addition, the Reform Act provides that no person will be stayed or prohibited from exercising specified rights in connection with qualified financial contracts, including termination or acceleration (other than solely by reason of, or incidental to, the appointment of the Conservator), rights of offset, and rights under any security agreement or arrangement or other credit enhancement relating to such contract. The term qualified financial contract means any securities contract, commodity contract, forward contract, repurchase agreement, swap agreement, and any similar agreement as determined by FHFA by regulation, resolution or order.

Avoidance of Fraudulent Transfers

Under the Reform Act, the Conservator may avoid, or refuse to recognize, a transfer of any property interest of Freddie Mac or of any of our debtors, and also may avoid any obligation incurred by Freddie Mac or by any debtor of Freddie Mac, if the transfer or obligation was made: (1) within five years of September 6, 2008; and (2) with the intent to hinder, delay, or defraud Freddie Mac, FHFA, the Conservator or, in the case of a transfer in connection with a qualified financial contract, our creditors. To the extent a transfer is avoided, the Conservator may recover, for our benefit, the property or, by court order, the value of that property from the initial or subsequent transferee, other than certain transfers that were made for value, including satisfaction or security of a present or antecedent debt, and in good faith. These rights are superior to any rights of a trustee or any other party, other than a federal agency, under the U.S. bankruptcy code.

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

21	Freddie Mac

Treasury Agreements

The Reform Act granted Treasury temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by Freddie Mac on such terms and conditions and in such amounts as Treasury may determine, upon mutual agreement between Treasury and Freddie Mac. Pursuant to this authority, Treasury entered into several agreements with us, as described below.

Purchase Agreement and Related Issuance of Senior Preferred Stock and Common Stock Warrant

Purchase Agreement

On September 7, 2008, we, through FHFA, in its capacity as Conservator, and Treasury entered into the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009 and December 24, 2009. Pursuant to the Purchase Agreement, on September 8, 2008 we issued to Treasury one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate liquidation preference of $1 billion), and a warrant for the purchase of our common stock. The terms of the senior preferred stock and warrant are summarized in separate sections below. We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant. However, as discussed below, deficits in our net worth have made it necessary for us to make substantial draws on Treasury’s funding commitment under the Purchase Agreement.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the initial commitment from Treasury to provide up to $100 billion (subsequently increased to $200 billion and further modified as described below) in funds to us under the terms and conditions set forth in the Purchase Agreement. Under the amendment to the Purchase Agreement adopted on December 24, 2009, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. Specifically, the Purchase Agreement provides that the aggregate amount that may be funded under Treasury’s commitment may not exceed the greater of (a) $200 billion, or (b) $200 billion plus the cumulative total of deficiency amounts determined for calendar quarters in calendar years 2010, 2011, and 2012, less any surplus amount (defined as the amount by which our total assets exceed our total liabilities, as reflected on our balance sheet in accordance with GAAP) determined as of December 31, 2012.

In addition to the issuance of the senior preferred stock and warrant, beginning on March 31, 2011, we are required to pay a quarterly commitment fee to Treasury. This quarterly commitment fee will accrue beginning on January 1, 2011. The fee, in an amount to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s funding commitment as then in effect, will be determined on or before December 31, 2010, and will be reset every five years. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP balance sheet for the applicable fiscal quarter (referred to as the deficiency amount), provided that the aggregate amount funded under the Purchase Agreement may not exceed Treasury’s commitment. The Purchase Agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement), then FHFA, in its capacity as our Conservator, may request that Treasury provide funds to us in such amount. The Purchase Agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement). Any amounts that we draw under the Purchase Agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the Purchase Agreement. As a result, the expiration on December 31, 2009 of Treasury’s temporary authority to purchase obligations and other securities issued by Freddie Mac does not affect Treasury’s funding commitment under the Purchase Agreement.

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

22	Freddie Mac

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

Issuance of Senior Preferred Stock

The senior preferred stock issued to Treasury under the Purchase Agreement was issued in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

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

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. For the period from but not including September 8, 2008 through and including December 31, 2009, we have paid cash dividends of $4.3 billion at the direction of the Conservator. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

The senior preferred stock is senior to our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any common stock or other securities ranking junior to the senior preferred stock unless: (1) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and (2) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

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

23	Freddie Mac

whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

Issuance of Common Stock Warrant

Pursuant to the Purchase Agreement described above, on September 7, 2008, we, through FHFA, in its capacity as Conservator, issued a warrant to Treasury to purchase common stock. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

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

As of February 23, 2010, Treasury has not exercised the warrant.

Lending Agreement

On September 18, 2008, we entered into the Lending Agreement with Treasury, pursuant to which Treasury established a secured lending credit facility that was available to us as a liquidity back-stop. The Lending Agreement expired on December 31, 2009. Treasury’s temporary authority to enter into such an agreement also expired on December 31, 2009. We did not make any borrowings under the Lending Agreement.

Covenants Under Treasury Agreements

The Purchase Agreement and warrant contain covenants that significantly restrict our business activities. These covenants, which are summarized below, include a prohibition on our issuance of additional equity securities (except in limited instances), a prohibition on the payment of dividends or other distributions on our equity securities (other than on the senior preferred stock or warrant), a prohibition on our issuance of subordinated debt and a limitation on the total amount of debt securities we may issue. As a result, we can no longer obtain additional equity financing (other than pursuant to the Purchase Agreement) and we are limited in the amount and type of debt financing we may obtain.

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

These covenants also apply to our subsidiaries.

The Purchase Agreement also provides that we may not own mortgage assets with an unpaid principal balance in excess of: (a) $900 billion on December 31, 2009; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of

24	Freddie Mac

mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. Therefore, these limitations will not be affected by our implementation of the changes to the accounting standards for transfers of financial assets and consolidation of VIEs, under which we were required to consolidate our single-family PC trusts and certain of our Structured Transactions in our financial statements as of January 1, 2010.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer or other executive officer (as such terms are defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

We are required under the Purchase Agreement to provide annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to Treasury in accordance with the time periods specified in the SEC’s rules. In addition, our designated representative (which, during the conservatorship, is the Conservator) is required to provide quarterly certifications to Treasury concerning compliance with the covenants contained in the Purchase Agreement and the accuracy of the representations made pursuant to the agreement. We also are obligated to provide prompt notice to Treasury of the occurrence of specified events, such as the filing of a lawsuit that would reasonably be expected to have a material adverse effect. As of February 23, 2010, we believe we were in compliance with the covenants under the Purchase Agreement.

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

As of February 23, 2010, we believe we were in compliance with the covenants under the warrant.

Effect of Conservatorship and Treasury Agreements on Existing Stockholders

The conservatorship, the Purchase Agreement and the senior preferred stock and warrant issued to Treasury have materially limited the rights of our common and preferred stockholders (other than Treasury as holder of the senior preferred stock) and had the following adverse effects on our common and preferred stockholders:

•	the powers of the stockholders are suspended during the conservatorship. Accordingly, our common stockholders do not have the ability to elect directors or to vote on other matters during the conservatorship unless the Conservator delegates this authority to them;

•	because we are in conservatorship, we are no longer managed with a strategy to maximize common stockholder returns. In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that the focus of the conservatorship is on conserving assets, minimizing corporate losses, ensuring the Enterprises continue to serve their mission, overseeing remediation of identified weaknesses in corporate operations and risk management, and ensuring that sound corporate governance principles are followed;

•	the senior preferred stock ranks senior to the common stock and all other series of preferred stock as to both dividends and distributions upon dissolution, liquidation or winding up of the company;

•	the Purchase Agreement prohibits the payment of dividends on common or preferred stock (other than the senior preferred stock) without the prior written consent of Treasury; and

•	the warrant provides Treasury with the right to purchase shares of our common stock equal to up to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis on the date of exercise for a nominal price, thereby substantially diluting the ownership in Freddie Mac of our common stockholders at the time of

25	Freddie Mac

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

Treasury Mortgage-Related Securities Purchase Program

On September 7, 2008, Treasury announced a program to purchase GSE mortgage-related securities in the open market. This program expired on December 31, 2009. As of December 31, 2009, according to information provided by Treasury, it held $197.6 billion of GSE mortgage-related securities previously purchased under this program.

Federal Reserve Debt and Mortgage-Related Securities Purchase Program

On November 25, 2008, the Federal Reserve announced a program to purchase up to $100 billion (subsequently increased to $200 billion) of direct obligations of Freddie Mac, Fannie Mae and the FHLBs, and up to $500 billion (subsequently increased to $1.25 trillion) of mortgage-related securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. According to the Federal Reserve, the goal of this program is to reduce the cost and increase the availability of credit for the purchase of houses, which, in turn, should support housing markets and foster improved conditions in financial markets more generally. According to the Federal Reserve, its purchases of direct obligations of Freddie Mac, Fannie Mae and the FHLBs are intended to reduce the interest rate spreads between these direct obligations and debt issued by Treasury. The Federal Reserve is purchasing these direct obligations and mortgage-related securities from primary dealers. The Federal Reserve began purchasing direct obligations and mortgage-related securities under the program in December 2008 and January 2009, respectively. On September 23, 2009, the Federal Reserve announced that it would gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that its purchases under this program will be completed by the end of the first quarter of 2010. On November 4, 2009, the Federal Reserve announced that it was reducing the maximum amount of its purchases of direct obligations of Freddie Mac, Fannie Mae and the FHLBs under this program to $175 billion. As of February 10, 2010, according to information provided by the Federal Reserve, it held $64.1 billion of our direct obligations and purchased $400.9 billion of our mortgage-related securities under this program.

Regulation and Supervision

We experienced a number of significant changes in our regulatory and supervisory environment as a result of the enactment of the Reform Act, which was signed into law on July 30, 2008 as part of The Housing and Economic Recovery Act of 2008, as well as our entry into conservatorship. The Reform Act consolidated regulation of Freddie Mac, Fannie Mae and the FHLBs into a single regulator, FHFA.

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

26	Freddie Mac

our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA has also advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the then Director of FHFA placed us into conservatorship. These include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent.

Capital Standards

FHFA has suspended capital classification of us during conservatorship in light of the Purchase Agreement. The existing statutory and FHFA-directed regulatory capital requirements will not be binding during the conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital. FHFA continues to publish relevant capital figures (minimum capital requirement, core capital, and GAAP net worth) but does not publish our critical capital, risk-based capital or subordinated debt levels during conservatorship.

On October 9, 2008, FHFA also announced that it will engage in rule-making to revise our minimum capital and risk-based capital requirements. The Reform Act provides that FHFA may increase minimum capital levels from the existing statutory percentages either by regulation or on a temporary basis by order. On February 8, 2010, FHFA issued a notice of proposed rulemaking setting forth procedures and standards for such a temporary increase in minimum capital levels. FHFA may also, by regulation or order, establish capital or reserve requirements with respect to any product or activity of an enterprise, as FHFA considers appropriate. In addition, under the Reform Act, FHFA must, by regulation, establish risk-based capital requirements to ensure the enterprises operate in a safe and sound manner, maintaining sufficient capital and reserves to support the risks that arise in their operations and management. In developing the new risk-based capital requirements, FHFA is not bound by the risk-based capital standards in effect prior to the enactment of the Reform Act.

Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and 0.45% capital requirement for off-balance sheet obligations. Based upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, we determined that, under the new consolidation guidance, we are the primary beneficiary of our single-family PC trusts and certain Structured Transactions and, therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts. Pursuant to regulatory guidance from FHFA, our minimum capital requirement will not automatically be affected by adoption of these amendments on January 1, 2010. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain Structured Transactions held by third parties using a 0.45% capital requirement. Notwithstanding this guidance, FHFA reserves the authority under the Reform Act to raise the minimum capital requirement for any of our assets or activities.

For additional information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources” and “NOTE 11: REGULATORY CAPITAL” to our consolidated financial statements. Also, see “RISK FACTORS — Legal and Regulatory Risks” for more information.

Affordable Housing Goals

Prior to the enactment of the Reform Act, HUD had authority over Freddie Mac’s charter compliance and housing mission, including authority over our affordable housing goals, whereas the Office of Federal Housing Enterprise Oversight was the safety and soundness regulator over Freddie Mac. Those roles are now combined in FHFA.

Until 2009, our annual affordable housing goals, which are set as a percentage of the total number of dwelling units underlying our total mortgage purchases, had risen steadily since they became permanent in 1995. The goals are intended to expand housing opportunities for low- and moderate-income families, low-income families living in low-income areas, very low-income families and families living in defined underserved areas. The goal relating to low-income families living in low-income areas and very low-income families is referred to as the “special affordable” housing goal. This special affordable housing goal also includes a multifamily annual minimum dollar volume target of qualifying multifamily mortgage purchases. In addition, three subgoals were established that are expressed as percentages of the total number of mortgages we purchased that finance the purchase of single-family, owner-occupied properties located in metropolitan areas.

On July 28, 2009, FHFA issued a final rule that adjusted our goals for 2009 to the levels set forth in the table below. Except for the multifamily special affordable volume target, FHFA decreased all of the goals, as compared to those in effect for 2008.

27	Freddie Mac

Table 2 — Affordable Housing Goals for 2008 and 2009(1)

	Housing Goals
	2009(2)	2008

Low- and moderate-income goal	43%	56%
Underserved areas goal	32	39
Special affordable goal	18	27
Multifamily special affordable volume target (in billions)	$4.60	$3.92

	Home Purchase Subgoals
	2009(2)	2008

Low- and moderate-income subgoal	40%	47%
Underserved areas subgoal	30	34
Special affordable subgoal	14	18

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages will be determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.
(2)	Pursuant to the Reform Act, FHFA may make appropriate adjustments to the 2009 goals consistent with market conditions.

The 2009 rule and related FHFA guidance permits loans we own or guarantee that are modified in accordance with the MHA Program to be treated as mortgage purchases and count toward the housing goals. In addition, the rule excludes “super-conforming” mortgages from the 2009 housing goals.

Effective beginning calendar year 2010, the Reform Act requires that FHFA establish, by regulation, four single-family housing goals, one multifamily special affordable housing goal and requirements relating to multifamily housing for very low-income families. In addition, the Reform Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation and rural areas) by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low- and moderate-income families in those markets. Effective for 2010, FHFA is required to establish a manner for annually: (1) evaluating whether and to what extent Freddie Mac and Fannie Mae have complied with the duty to serve underserved markets; and (2) rating the extent of compliance.

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that FHFA will in the near future publish for public comment a proposed rule setting the housing goals for 2010 and 2011 that will establish the framework for ensuring that our participation in the mortgage market includes support for the affordable housing segments of the market, consistent with our mission and with safety and soundness. The Acting Director also stated that FHFA does not intend for us to undertake uneconomic or high-risk activities in support of the housing goals nor does it intend for the state of conservatorship to be a justification for withdrawing our support from these market segments. The letter also stated that maintaining sound underwriting discipline going forward is important for conserving assets and supporting our mission in a sustainable manner.

On February 17, 2010, FHFA announced that it had sent to the Federal Register a proposed rule for public comment that would establish new affordable housing goals for 2010 and 2011. For 2010 and 2011, FHFA is proposing levels for three single-family home purchase goals: low-income families, very low-income families, and families in low-income/high minority/disaster areas. The proposed rule also contains goals for single-family refinance mortgages for low-income families. FHFA is also proposing separate multifamily goals for low-income families and for very low-income families. The proposed goals and the proposed rules governing our performance under such goals differ substantially from those in effect prior to 2010.

Our performance with respect to the affordable housing goals for 2007 and 2008 is summarized in the table below. FHFA determined that we met the goals for 2007, except for the low- and moderate-income home purchase subgoal and the special affordable home purchase subgoal, which were determined to be infeasible. In March 2009, we reported to FHFA that we achieved the 2008 multifamily special affordable dollar volume subgoal, but did not meet the other 2008 goals. We believe that achievement of these goals was infeasible in 2008 under the terms of the GSE Act, and accordingly submitted an infeasibility analysis to FHFA. In March 2009, FHFA notified us that it had determined that achievement of these goals was infeasible, with the exception of the underserved areas goal. Based on our financial condition in 2008, FHFA concluded that achievement by us of the underserved areas goal was feasible, but challenging. Accordingly, FHFA decided not to require us to submit a housing plan.

We expect to report our performance with respect to the 2009 affordable housing goals in March 2010. At this time, based on preliminary information, we believe we did not achieve certain of the goals for 2009. We believe, however, that achievement of such goals was infeasible under the terms of the GSE Act, due to market and economic conditions and our financial condition. Accordingly, we have submitted an infeasibility analysis to FHFA, which is reviewing our submission.

28	Freddie Mac

Table 3 — Affordable Housing Goals and Reported Results for 2007 and 2008(1)

Housing Goals and Actual Results

	Year Ended December 31,
	2008		2007
	Goal	Result	Goal	Result

Low- and moderate-income goal(2)	56%	51.5%	55%	56.1%
Underserved areas goal(3)	39	37.7	38	43.1
Special affordable goal(2)	27	23.1	25	25.8
Multifamily special affordable volume target (in billions)	$3.92	$7.49	$3.92	$15.12

Home Purchase Subgoals and Actual Results
	Year Ended December 31,
	2008		2007
	Subgoal	Result	Subgoal	Result

Low- and moderate-income subgoal(2)(4)	47%	39.3%	47%	43.5%
Underserved areas subgoal(2)	34	30.3	33	33.8
Special affordable subgoal(2)(4)	18	15.1	18	15.9

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages and each of our percentage results is determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.
(2)	These 2008 goals and subgoals were determined to be infeasible.
(3)	FHFA concluded that achievement by us of the 2008 underserved areas goal was feasible, but challenging. Accordingly, FHFA decided not to require us to submit a housing plan.
(4)	These 2007 subgoals were determined to be infeasible.

We make adjustments to our mortgage loan sourcing and purchase strategies due to the goals. These strategies include entering into some purchase and securitization transactions with lower expected economic returns than our typical transactions. At times, we also relax some of our underwriting criteria to obtain goals-qualifying mortgage loans and may make additional investments in higher risk mortgage loan products that are more likely to serve the borrowers targeted by the goals. Efforts to meet the goals could further increase our credit losses. We continue to evaluate the cost of these activities.

We anticipate that the difficult market conditions and our financial condition will continue to affect our affordable housing activities in 2010. See also “RISK FACTORS — Legal and Regulatory Risks.” However, we view the purchase of mortgage loans that are eligible to count toward our affordable housing goals to be a principal part of our mission and business and we are committed to facilitating the financing of affordable housing for low- and moderate-income families.

If the Director of FHFA finds that we failed to meet a housing goal established under section 1332, 1333, or 1334 of the GSE Act and that achievement of the housing goal was feasible, the GSE Act states that the Director may require the submission of a housing plan with respect to the housing goal for approval by the Director. The housing plan must describe the actions we would take to achieve the unmet goal in the future. FHFA has the authority to take actions against us, including issuing a cease and desist order or assessing civil money penalties, if we: (a) fail to submit a required housing plan or fail to make a good faith effort to comply with a plan approved by FHFA; or (b) fail to submit certain data relating to our mortgage purchases, information or reports as required by law. See “RISK FACTORS — Legal and Regulatory Risks.”

New Products

The Reform Act requires the enterprises to obtain the approval of FHFA before initially offering any product, subject to certain exceptions. The Reform Act provides for a public comment process on requests for approval of new products. FHFA may temporarily approve a product without soliciting public comment if delay would be contrary to the public interest. FHFA may condition approval of a product on specific terms, conditions and limitations. The Reform Act also requires the enterprises to provide FHFA with written notice of any new activity that we or Fannie Mae consider not to be a product.

On July 2, 2009, FHFA published an interim final rule on prior approval of new products, implementing the new product provisions for us and Fannie Mae in the Reform Act. The rule establishes a process for Freddie Mac and Fannie Mae to provide prior notice to the Director of FHFA of a new activity and, if applicable, to obtain prior approval from the Director if the new activity is determined to be a new product. On August 31, 2009, Freddie Mac and Fannie Mae filed joint public comments on the interim final rule with FHFA. FHFA has stated that permitting us to engage in new products is inconsistent with the goals of conservatorship and has instructed us not to submit such requests under the interim final rule. This could have an adverse effect on our business and profitability in future periods. We cannot currently predict when or if FHFA will permit us to engage in new products under the interim final rule.

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

29	Freddie Mac

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

See “Our Business and Statutory Mission — Our Business Segments — Investments Segment” for additional information on restrictions to our portfolio activities.

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

Subordinated Debt

FHFA directed us to continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. In addition, the requirements in the agreement we entered into with FHFA in September 2005 with respect to issuance, maintenance, and reporting and disclosure of Freddie Mac subordinated debt have been suspended during the term of conservatorship and thereafter until directed otherwise. See “NOTE 11: REGULATORY CAPITAL — Subordinated Debt Commitment” to our consolidated financial statements for more information regarding subordinated debt.

Department of Housing and Urban Development

HUD has regulatory authority over Freddie Mac with respect to fair lending. Our mortgage purchase activities are subject to federal anti-discrimination laws. In addition, the GSE Act prohibits discriminatory practices in our mortgage purchase activities, requires us to submit data to HUD to assist in its fair lending investigations of primary market lenders with which we do business and requires us to undertake remedial actions against such lenders found to have engaged in discriminatory lending practices. In addition, HUD periodically reviews and comments on our underwriting and appraisal guidelines for consistency with the Fair Housing Act and the anti-discrimination provisions of the GSE Act.

Department of the Treasury

Treasury has significant rights and powers with respect to our company as a result of the Purchase Agreement. In addition, under our charter, the Secretary of the Treasury has approval authority over our issuances of notes, debentures and substantially identical types of unsecured debt obligations (including the interest rates and maturities of these securities), as well as new types of mortgage-related securities issued subsequent to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Secretary of the Treasury has performed this debt securities approval function by coordinating GSE debt offerings with Treasury funding activities. In addition, our charter authorizes Treasury to purchase Freddie Mac debt obligations not exceeding $2.25 billion in aggregate principal amount at any time.

30	Freddie Mac

The Reform Act granted the Secretary of the Treasury authority to purchase any obligations and securities issued by us and Fannie Mae until December 31, 2009 on such terms and conditions and in such amounts as the Secretary may determine, provided that the Secretary determined the purchases were necessary to provide stability to the financial markets, prevent disruptions in the availability of mortgage finance, and protect taxpayers. For information on how Treasury used this authority, which has now expired, see “Conservatorship and Related Developments — Treasury Agreements.”

Securities and Exchange Commission

We are subject to the financial reporting requirements applicable to registrants under the Exchange Act, including the requirement to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Although our common stock is required to be registered under the Exchange Act, we continue to be exempt from certain federal securities law requirements, including the following:

•	Securities we issue or guarantee are “exempted securities” under the Securities Act and may be sold without registration under the Securities Act;

•	We are excluded from the definitions of “government securities broker” and “government securities dealer” under the Exchange Act;

•	The Trust Indenture Act of 1939 does not apply to securities issued by us; and

•	We are exempt from the Investment Company Act of 1940 and the Investment Advisers Act of 1940, as we are an “agency, authority or instrumentality” of the U.S. for purposes of such Acts.

Legislative Developments

Congress is currently considering legislation that would overhaul the regulatory structure of the financial services industry. On December 11, 2009, the House of Representatives passed comprehensive financial services regulatory reform legislation, which would, among other things, create new standards related to regulatory oversight of systemically important financial institutions, asset-backed securitization, consumer financial protection, over-the-counter derivatives and mortgage lending. Comparable legislation has been offered, but not yet considered, in the Senate. If enacted, these proposals would result in significant changes in the regulation of the financial services industry and would affect the business and operation of Freddie Mac including by potentially subjecting us to new and additional regulatory oversight and standards related to our activities, products and capital adequacy, among other areas.

In addition, a number of states have enacted laws allowing localities to create energy loan assessment programs for the purpose of financing energy efficient home improvements. While the specific terms may vary, these laws allow for the creation of a new lien to secure the financing that is senior to any existing Freddie Mac mortgage lien, which could have a negative impact on Freddie Mac’s credit losses.

Various states, cities, and counties have also implemented mediation programs that could delay or otherwise change their foreclosure processes. The programs are designed to bring servicers and borrowers together to negotiate foreclosure alternatives; however, these actions could increase our expenses, including by potentially delaying the final resolution of delinquent mortgage loans and the disposition of non-performing assets.

Forward-Looking Statements

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-K, contain “forward-looking statements” pertaining to the conservatorship and our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “believe,” “intend,” “could,” “future” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those factors described in the “RISK FACTORS” section of this Form 10-K and:

•	the actions FHFA, Treasury, the Federal Reserve and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business, including our ability to pay the dividend on the senior preferred stock;

31	Freddie Mac

•	our ability to maintain adequate liquidity to fund our operations following changes in any support provided to us by the Federal Reserve, Treasury or FHFA;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company and whether we will be placed under receivership, regulations under the Reform Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage industry, including legislative, regulatory or judicial action at the federal or state level, including changes to bankruptcy laws or the foreclosure process in individual states;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses, expenses and the size of our mortgage-related investments portfolio;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies or estimates, such as the operational and systems changes that will be necessary to implement the changes to the accounting standards for transfers of financial assets and consolidation of VIEs;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including changes in employment rates and interest rates;

•	changes in the U.S. residential mortgage market, including the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market and changes in home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	our ability to effectively identify, assess, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties or the failure of our customers and counterparties to fulfill their obligation to us;

•	the risk that we may not be able to maintain the continued listing of our common and exchange-listed issues of preferred stock on the NYSE;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps and other derivative financial instruments of the types and quantities and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	the ability of our financial, accounting, data processing and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-K, including in the “MD&A” section;

32	Freddie Mac

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

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

Conservatorship and Related Developments

We expect to make additional draws under the Purchase Agreement in future periods, which will adversely affect our future results of operations and financial condition.

It is likely that we will continue to record significant losses in future periods, which will lead us to require additional draws under the Purchase Agreement. Due to the implementation of changes to the accounting standards for transfers of financial assets and consolidation of VIEs, we recorded a significant decrease in our total equity (deficit) on January 1, 2010, which increases the likelihood that we will require a draw from Treasury under the Purchase Agreement for the first quarter of 2010. The cumulative effect of these changes in accounting principles as of January 1, 2010 is a net decrease of approximately $11.7 billion to total equity (deficit), which includes the changes to the opening balances of AOCI and retained earnings (accumulated deficit). In addition, a variety of other factors could lead us to make additional draws under the Purchase Agreement in the future, including:

•	future losses, driven by ongoing weak economic conditions, which could cause, among other things, increased provision for credit losses and REO operations expense and additional unrealized losses on our non-agency mortgage-related securities;

•	dividend obligations on the senior preferred stock, which are cumulative and accrue at an annual rate of 10% or 12% in any quarter in which dividends are not paid in cash until all accrued dividends are paid in cash;

•	pursuit of public mission-oriented objectives that could produce suboptimal financial returns, such as our efforts under the MHA Program, the continued use or expansion of foreclosure suspensions, loan modifications and other foreclosure prevention efforts;

•	adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI;

•	limitations in our access to the public debt markets, or increases in our debt funding costs;

•	establishment of a valuation allowance for our remaining deferred tax asset;

•	limitations on our ability to develop new products;

•	changes in business practices and requirements resulting from legislative and regulatory developments; and

•	the quarterly commitment fee we must pay to Treasury beginning in 2011 under the Purchase Agreement, which has not yet been established and could be substantial.

Under the amendment to the Purchase Agreement adopted on December 24, 2009, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. Although additional draws under the Purchase Agreement will allow us to remain solvent and avoid mandatory receivership, they will also increase the liquidation preference of, and the dividends we owe on, the senior preferred stock. Based on the aggregate liquidation preference of the senior preferred stock of $51.7 billion as of December 31, 2009, Treasury is entitled to annual cash dividends of $5.2 billion, which exceeds our annual historical earnings in most periods. Increases in the already substantial liquidation preference and senior preferred dividend obligation, along with limited flexibility to redeem the senior preferred stock, will adversely affect our results of operations and financial condition and add to the significant uncertainty regarding our long-term financial sustainability.

Our business objectives and strategies have in some cases been significantly altered since we were placed into conservatorship, and may continue to change, in ways that negatively affect our future financial condition and results of operations.

FHFA, as Conservator, has directed the company to focus on managing to a positive stockholders’ equity. At the direction of the Conservator, we have made changes to certain business practices that are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives but may not contribute to our

33	Freddie Mac

goal of managing to a positive stockholders’ equity. Some of these changes have increased our expenses or caused us to forego revenue opportunities. For example, FHFA, has directed that we implement various initiatives under the MHA Program. We expect to incur significant costs associated with the implementation of these initiatives and it is not possible at present to estimate whether, and the extent to which, costs, incurred in the near term, will be offset by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives. We are also providing significant support to state and local housing finance agencies pursuant to the Housing Finance Agency Initiative. The Conservator and Treasury did not authorize us to engage in certain business activities and transactions, including the sale of certain assets, which we believe may have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability. Other agencies of the U.S. government, as well as Congress, also may have an interest in the conduct of our business. We do not know what actions they may request us to take.

In view of the conservatorship and the reasons stated by FHFA for its establishment, it is likely that our business model and strategic objectives will continue to change, possibly significantly, including in pursuit of our public mission and other non-financial objectives. Among other things, we could experience significant changes in the size, growth and characteristics of our guarantor and investment activities, and we could further change our operational objectives, including our pricing strategy in our core mortgage guarantee business. Accordingly, our strategic and operational focus going forward may not be consistent with the investment objectives of our investors. It is possible that we will make material changes to our capital strategy and to our accounting policies, methods, and estimates. It is also possible that the company could be restructured and its statutory mission revised. In addition, we may be directed to engage in activities that are operationally difficult or costly to implement.

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. The Acting Director also stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship. These restrictions could limit our ability to return to profitability in future periods.

As our Conservator, FHFA possesses all of the powers of our stockholders, officers and directors. During the conservatorship, the Conservator has delegated certain authority to the Board of Directors to oversee, and management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business. FHFA has the ability to withdraw its delegations of authority and override actions of our Board of Directors at any time. In addition, FHFA has the power to take actions without our knowledge, that could be material to investors and could significantly affect our financial performance.

FHFA is also Conservator of Fannie Mae, our primary competitor. We do not know the impact on our business of FHFA’s serving as Conservator of Fannie Mae.

These changes and other factors could have material adverse effects on, among other things, our portfolio growth, net worth, credit losses, net interest income, guarantee fee income, net deferred tax assets, and loan loss reserves, and could have a material adverse effect on our future results of operations and financial condition. In light of the significant uncertainty surrounding these changes, there can be no assurances regarding when, or if, we will return to profitability.

We are subject to significant limitations on our business activities under the Purchase Agreement which could have a material adverse effect on our results of operations and financial condition.

The Purchase Agreement includes significant restrictions on our ability to manage our business, including limitations on the amount of indebtedness we may incur, the size of our mortgage-related investments portfolio and the circumstances in which we may pay dividends, raise capital and pay down the liquidation preference on the senior preferred stock. In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any executive officers without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury. In deciding whether or not to consent to any request for approval it receives from us under the Purchase Agreement, Treasury has the right to withhold its consent for any reason and is not required by the agreement to consider any particular factors, including whether or not management believes that the transaction would benefit the company. The limitations under the Purchase Agreement could have a material adverse effect on our future results of operations and financial condition.

On February 18, 2010, we received a letter from the Acting Director of FHFA stating that FHFA has determined that any sale of the LIHTC investments by Freddie Mac would require Treasury’s consent under the terms of the Purchase Agreement. The letter further stated that FHFA had presented other options for Treasury to consider, including allowing

34	Freddie Mac

Freddie Mac to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. However, after further consultation with Treasury and consistent with the terms of the Purchase Agreement, the Acting Director informed us we may not sell or transfer the assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, resulting in a loss of $3.4 billion. This write-down reduces our net worth at December 31, 2009 and, as such, increases the likelihood that we will require additional draws from Treasury under the Purchase Agreement and, as a consequence, increases the likelihood that our dividend obligation on the senior preferred stock will increase. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information.

The conservatorship is indefinite in duration and the timing, conditions and likelihood of our emerging from conservatorship are uncertain. Even if the conservatorship is terminated, we would remain subject to the Purchase Agreement, senior preferred stock and warrant.

FHFA has stated that there is no exact time frame as to when the conservatorship may end. Termination of the conservatorship (other than in connection with receivership) also requires Treasury’s consent under the Purchase Agreement. There can be no assurance as to when, and under what circumstances, Treasury would give such consent. There is also significant uncertainty as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. It is possible that the conservatorship will end with us being placed into receivership.

In addition, Treasury has the ability to acquire a majority of our common stock for nominal consideration by exercising the warrant we issued to it pursuant to the Purchase Agreement. Consequently, the company could effectively remain under the control of the U.S. government even if the conservatorship was ended and the voting rights of common stockholders restored. The warrant held by Treasury, the restrictions on our business contained in the Purchase Agreement and the senior status of the senior preferred stock issued to Treasury under the Purchase Agreement, if the senior preferred stock has not been redeemed, also could adversely affect our ability to attract new private sector capital in the future should the company be in a position to seek such capital. Moreover, our draws under Treasury’s funding commitment and the senior preferred dividend obligation could permanently impair our ability to build independent sources of capital.

Our regulator may, and in some cases must, place us into receivership, which would result in the liquidation of our assets and terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter; if we are liquidated, there may not be sufficient funds to pay the secured and unsecured claims of the company, repay the liquidation preference of any series of our preferred stock or make any distribution to the holders of our common stock.

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

In addition, we could be put into receivership at the discretion of the Director of FHFA at any time for other reasons, including conditions that FHFA has already asserted existed at the time the then Director of FHFA placed us into conservatorship. These include: a substantial dissipation of assets or earnings due to unsafe or unsound practices; the existence of an unsafe or unsound condition to transact business; an inability to meet our obligations in the ordinary course of business; a weakening of our condition due to unsafe or unsound practices or conditions; critical undercapitalization; the likelihood of losses that will deplete substantially all of our capital; or by consent. A receivership would terminate the conservatorship. The appointment of FHFA (or any other entity) as our receiver would terminate all rights and claims that our stockholders and creditors may have against our assets or under our charter arising as a result of their status as stockholders or creditors, other than the potential ability to be paid upon our liquidation. Unlike a conservatorship, the purpose of which is to conserve our assets and return us to a sound and solvent condition, the purpose of a receivership is to liquidate our assets and resolve claims against us.

In the event of a liquidation of our assets, there can be no assurance that there would be sufficient proceeds to pay the secured and unsecured claims of the company, repay the liquidation preference of any series of our preferred stock or make any distribution to the holders of our common stock. To the extent that we are placed in receivership and do not or cannot fulfill our guarantee to the holders of our mortgage-related securities, such holders could become unsecured creditors of ours with respect to claims made under our guarantee. Only after paying the secured and unsecured claims of the company, the administrative expenses of the receiver and the liquidation preference of the senior preferred stock, which ranks prior to our common stock and all other series of preferred stock upon liquidation, would any liquidation proceeds be available to repay the liquidation preference on any other series of preferred stock. Finally, only after the liquidation preference on all series of

35	Freddie Mac

preferred stock is repaid would any liquidation proceeds be available for distribution to the holders of our common stock. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $51.7 billion as of December 31, 2009. The liquidation preference will increase further if we make additional draws under the Purchase Agreement, if we do not pay dividends owed on the senior preferred stock in cash or if we do not pay the quarterly commitment fee to Treasury under the Purchase Agreement.

We have a variety of different, and potentially competing, objectives that may adversely affect our financial results and our ability to maintain positive net worth.

Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives. These objectives include providing liquidity, stability and affordability in the mortgage market; continuing to provide additional assistance to the struggling housing and mortgage markets; reducing the need to draw funds from Treasury pursuant to the Purchase Agreement; returning to long-term profitability; and protecting the interests of the taxpayers. These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. Current portfolio investment and mortgage guarantee activities, liquidity support, and loan modification and foreclosure forbearance initiatives, including our efforts under the MHA Program and the Housing Finance Agency Initiative, are intended to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives under conservatorship, but may negatively impact our financial results and net worth.

We have experienced significant management changes which could increase our control risks and have a material adverse effect on our ability to do business and our results of operations.

Since September 2008, we have had numerous changes in our senior management and governance structure, including FHFA becoming our Conservator, a reconstituted Board of Directors, three changes in our Chief Executive Officer, three changes in our Chief Financial Officer and a new Chief Operating Officer. The magnitude of these changes and the short time interval in which they have occurred, particularly during the ongoing housing and economic crisis, add to the risks of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Control failures could result in material adverse effects on our financial condition and results of operations.

A new senior management team was installed between August and October 2009. It may take time for this new team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. This turnover of key management positions could further harm our financial performance and results of operations. Management attention may be diverted from regular business concerns by reorganizations and the need to operate under the framework of conservatorship.

The conservatorship and uncertainty concerning our future may have an adverse effect on the retention and recruitment of management and other valuable employees.

Our ability to recruit, retain and engage management and other valuable employees with the necessary skills to conduct our business may be adversely affected by the conservatorship, the uncertainty regarding its duration and the potential for future legislative or regulatory actions that could significantly affect our status as a GSE and our role in the secondary mortgage market. The actions taken by Treasury and the Conservator to date, or that may be taken by them or other government agencies in the future, may have an adverse effect on the retention and recruitment of senior executives and others in management. For example, we are subject to restrictions on the amount of compensation we may pay our executives under conservatorship. In addition, new statutory and regulatory requirements restricting executive compensation at institutions that have received federal financial assistance, even if not expressly applicable to us, may be interpreted by FHFA or Treasury as limiting the compensation that we are able to provide to our executive officers and other employees. Although we have established compensation programs designed to help retain key employees, we are not currently in a position to offer employees financial incentives that are equity-based and, as a result of this and other factors relating to the conservatorship that may affect our attractiveness as an employer, we may be at a competitive disadvantage compared to other potential employers. Uncertainty about the future of the GSEs affects all of our operations and heightens the risks related to retention of management and other valuable employees. A recovering economy is likely to put additional pressures on turnover in 2010, as other attractive opportunities may become available to people we want to retain. Accordingly, we may not be able to retain or replace executives or other employees with key skills and our ability to conduct our business effectively could be adversely affected.

36	Freddie Mac

The conservatorship and investment by Treasury has had, and will continue to have, a material adverse effect on our common and preferred stockholders.

Prior to our entry into conservatorship, the market price for our common stock declined substantially. After our entry into conservatorship, the market price of our common stock continued to decline (to less than $1 per share for an extended period) and the investments of our common and preferred stockholders have lost substantial value, which they may never recover. There is significant uncertainty as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. Therefore, it is likely that our shares could further diminish in value, or cease to have any value.

The conservatorship and investment by Treasury has had, and will continue to have, other material adverse effects on our common and preferred stockholders, including the following:

Dividends have been eliminated.  The Conservator has eliminated dividends on Freddie Mac common and preferred stock (other than dividends on the senior preferred stock) during the conservatorship. In addition, under the terms of the Purchase Agreement, dividends may not be paid to common or preferred stockholders (other than on the senior preferred stock) without the consent of Treasury, regardless of whether or not we are in conservatorship.

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

No longer managed to maximize stockholder returns.  Because we are in conservatorship, we are no longer managed with a strategy to maximize stockholder returns.

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

Under the Purchase Agreement and FHFA regulation, the unpaid principal balance of our mortgage-related investments portfolio could not exceed $900 billion as of December 31, 2009, and must decline by 10% per year thereafter until it reaches $250 billion. Due to this restriction, the unpaid principal balance of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010. In addition, under the Purchase Agreement, without the prior consent of Treasury, we may not increase our total indebtedness above a specified limit or become liable for any subordinated indebtedness. Treasury has stated it does not expect us to be an active buyer to increase the size of our mortgage-related investments portfolio, but also does not expect that active selling will be necessary to meet the required portfolio reduction targets. In addition, FHFA has stated that, given the size of our current mortgage-related investments portfolio and the potential volume of delinquent mortgages to be purchased out of PC pools, it expects that any net additions to our mortgage-related investments portfolio would be related to that activity. Therefore, our ability to take advantage of opportunities to purchase mortgage assets at attractive prices may be limited. In addition, notwithstanding the expectations expressed by Treasury and FHFA regarding future selling activity, we can provide no assurance that the cap on our mortgage-related investments portfolio will not, over time, force us to sell mortgage assets at unattractive prices, particularly given the potential in coming periods for significant increases in loan modifications and purchases of delinquent loans, both of which result in the purchase of mortgage loans from our PCs for our mortgage-related investments portfolio.

These limitations will reduce the earnings capacity of our mortgage-related investments portfolio business and require us to place greater emphasis on our guarantee activities to generate revenue. However, under conservatorship, our ability to generate revenue through guarantee activities may be limited, as we may be required to adopt business practices that provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but that may negatively impact our financial results. For example, as a result of the conservatorship and the current economic environment, we currently seek to issue guarantees with fee terms that are intended to cover our expected credit costs on new purchases and that cover a portion of our ongoing operating expenses. Specifically, our ability to increase our fees to offset higher than expected credit costs on guarantees issued before 2009 is limited while we operate at the direction of our Conservator, and we currently expect that our fees will not cover such credit costs. The combination of the restrictions on our business activities under the Purchase Agreement and under FHFA regulation, combined with our potential inability to generate sufficient revenue through our guarantee activities to offset the effects of those restrictions, may have an adverse effect on our results of operations and financial condition.

37	Freddie Mac

It may be difficult to increase our returns on new single-family guarantee business.

Current profitability levels in our new single-family guarantee business are designed to cover expected default costs on the new business and contribute to covering the company’s operating expenses. Any contribution to capital is likely to be well below the level we expect would be necessary to attract private equity capital. Despite this, our current market share relative to Fannie Mae is at the low end of historical averages.

Efforts we may make to increase the profitability of new single-family guarantee business, such as by tightening credit standards, could cause our market share to further decrease and the volume of our single-family guarantee business to decline. Currently, our ability to increase the income generated by our single-family guarantee business by increasing contractual guarantee and management fee rates is limited due to competitive pressures and other factors. The appointment of FHFA as Conservator and the Conservator’s subsequent directive that we provide increased support to the mortgage market has affected our guarantee pricing decisions by limiting our ability to adjust our fees for current expectations of credit risk, and will likely continue to do so.

Our competitiveness in purchasing single-family mortgages from our lender customers, and thus the relative profitability of new single-family business, can be directly affected by the relative price performance of our PCs and comparable Fannie Mae securities. Increasing demand for our PCs helps support the price performance of our PCs, which in turn helps us compete with Fannie Mae and others in purchasing mortgages. Various factors, including market conditions, affect the relative price performance of our PCs. While we employ a variety of strategies to support the price performance of our PCs, any such strategies may fail. In recent periods, the price performance of our PCs has declined relative to comparable Fannie Mae securities, which has negatively impacted the management and guarantee fees we have been able to charge for new single-family mortgages, many of which we purchase by swapping PCs for the mortgages.

Increased competition from Fannie Mae, FHA and other institutions may alter our product mix, lower volumes and reduce revenues on new single-family guarantee business.

We are subject to mortgage credit risks, including mortgage credit risk relating to off-balance sheet arrangements; increased credit costs related to these risks could adversely affect our financial condition and/or results of operations.

Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage or an issuer will fail to make timely payments on a security we own or guarantee, exposing us to the risk of credit losses and credit-related expenses. We are exposed to mortgage credit risk with respect to: (i) single-family and multifamily loans and guaranteed single-family and multifamily PCs and Structured Securities that we hold on our consolidated balance sheets; and (ii) single-family and multifamily loans through PCs, Structured Securities and other mortgage-related guarantees that are not reflected as assets on our consolidated balance sheets in this Form 10-K. Our off-balance sheet exposure includes long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. At December 31, 2009, the unpaid principal balance of PCs and Structured Securities held by third parties was $1.5 trillion.

Factors that affect the level of our mortgage credit risk include the credit profile of the borrower, home prices, the features of the mortgage loan, the type of property securing the mortgage, and local and regional economic conditions, including regional changes in unemployment rates. While mortgage interest rates remained low in 2009, many borrowers may not have been able to refinance into lower interest mortgages due to substantial declines in home values, market uncertainty and increases in unemployment. Therefore, there can be no assurance that continued low mortgage interest rates or efforts to modify and refinance mortgages pursuant to the MHA Program will result in a decrease in our overall mortgage credit risk.

Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs must be evaluated for consolidation. As a result, commencing in the first quarter of 2010, we have consolidated our single-family PC trusts and certain of our Structured Transactions on our consolidated balance sheets on a prospective basis, which will significantly reduce the amount of our off-balance sheet arrangements but will not alter our exposure to mortgage credit risk on the loans underlying these securities. See “MD&A− OUR PORTFOLIOS,” “MD&A — OFF-BALANCE SHEET ARRANGEMENTS” and “NOTE 3: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” to our consolidated financial statements for additional information regarding our guarantees and off-balance sheet exposures.

Loans with Alt-A and interest-only characteristics individually made up 8% and 7% of our single-family mortgage portfolio as of December 31, 2009, respectively (a single loan may have both Alt-A and interest-only characteristics, and thus would be reflected in both the Alt-A and interest-only figures). These loans collectively accounted for 44% of our credit losses in 2009. Our purchases of these mortgages and issuances of guarantees of them expose us to greater credit risks than do other types of mortgages. Our holdings of these loan groups are concentrated in the West region where home prices have experienced steep declines. The West region accounted for approximately 52% of our credit losses in 2009. We have also experienced increases in delinquency rates for prime mortgages, due to continued low housing prices and increasing

38	Freddie Mac

unemployment rates during 2009. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage Loans — Credit Performance of Certain Higher Risk Single-Family Mortgage Loans on our Consolidated Balance Sheets” for information on our classification of loans and mortgage-related securities as Alt-A.

For a significant percentage of the mortgages we purchase, we have agreed to permit our seller/servicers to underwrite the loans using alternative automated underwriting systems. These alternative systems may use different standards than our own, including, in some cases, lower standards with respect to borrower credit characteristics. Those differences may increase our credit risk and may result in increases in credit losses.

Beginning in 2008, the conforming loan limits were significantly increased for mortgages originated in certain “high cost” areas (the initial increases applied to loans originated after July 1, 2007). Due to our relative lack of experience with these larger loans, purchases pursuant to the high cost conforming loan limits may also expose us to greater credit risks.

We are exposed to increased credit risk related to the subprime, Alt-A and option ARM loans that back our non-agency mortgage-related securities investments.

Our investments in non-agency mortgage-related securities have included securities that are backed by subprime, Alt-A and option ARM loans. In the past several years, mortgage loan delinquencies and credit losses in the U.S. mortgage market have substantially increased, particularly in the subprime, Alt-A and option ARM sectors of the residential mortgage market. In addition, home prices declined significantly, after extended periods during which home prices appreciated. If delinquency and loss rates on subprime, Alt-A and option ARM loans continue to increase, or there is a further decline in home prices, we could experience additional GAAP losses due to other-than-temporary impairments on our investments in these non-agency mortgage-related securities. In addition, the fair value of these investments has declined and may decline further due to additional ratings downgrades or market events. Any credit enhancements covering these securities, including subordination, may not prevent us from incurring losses. During 2009, we experienced a rapid depletion of credit enhancements on certain of the securities backed by subprime first lien, option ARM and Alt-A loans due to poor performance in the underlying collateral. See “MD&A — CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information about the credit ratings for these securities and the extent to which these securities have been downgraded.

The credit losses we experience in future periods as a result of the housing and economic crisis are likely to be larger, perhaps substantially larger, than our current loan loss reserves.

Our loan loss reserves, as reflected on our consolidated balance sheets, do not reflect our estimate of the future credit losses inherent in our single-family and multifamily mortgage loans, including those underlying our financial guarantees. Rather, pursuant to GAAP, our reserves only reflect probable losses we believe we have already incurred as of the balance sheet date. Because of the housing and economic crisis, there is significant uncertainty regarding the full extent of future credit losses. The credit losses we experience in future periods will adversely affect our business, results of operations, financial condition, liquidity and net worth.

Further declines in U.S. home prices or other adverse changes in the U.S. housing market could negatively impact our business and increase our losses.

Throughout 2009, the U.S. housing market continued to experience adverse trends, including continued price depreciation, and rising delinquency and default rates. These conditions, coupled with high unemployment, led to significant increases in our loan delinquencies and credit losses and higher provisioning for loan losses, all of which have adversely affected our financial condition and results of operations. We expect that national home prices will continue to decrease in 2010, which could result in a continued increase in delinquencies or defaults and a level of credit-related losses higher than our expectations when our guarantees were issued. For more information, see “MD&A — RISK MANAGEMENT — Credit Risks.” Government programs designed to strengthen the U.S. housing market, such as the MHA Program, may fail to achieve expected results, and new programs could be instituted that cause our credit losses to increase.

Our business volumes are closely tied to the rate of growth in total outstanding U.S. residential mortgage debt and the size of the U.S. residential mortgage market. The rate of growth in total residential mortgage debt was (1.3)% in 2009 compared to (0.4)% in 2008. If total outstanding U.S. residential mortgage debt were to continue to decline, there could be fewer mortgage loans available for us to purchase, and we could face more competition to purchase a smaller number of loans.

Due to a weakening employment market in the U.S. and other factors, apartment market fundamentals continued to deteriorate in 2009, as reflected by increased property vacancy rates and declining average monthly rent levels. Given the significant weakness currently being experienced in the U.S. economy, it is likely that apartment fundamentals will continue to deteriorate during 2010, which could increase delinquencies and cause us to incur additional credit losses relating to our multifamily activities.

39	Freddie Mac

We depend on our institutional counterparties to provide services that are critical to our business, and our results of operations or financial condition may be adversely affected if one or more of our institutional counterparties is unable to meet their obligations to us.

We face the risk that one or more of the institutional counterparties that has entered into a business contract or arrangement with us may fail to meet its obligations. We face similar risks with respect to contracts or arrangements we enter into on behalf of our securitization trusts. Our primary exposures to institutional counterparty risk are with:

•	mortgage seller/servicers;

•	mortgage insurers;

•	issuers, guarantors or third-party providers of other credit enhancements (including bond insurers);

•	counterparties to short-term lending and other investment-related agreements and cash equivalent transactions, including such agreements and transactions we manage for our PC trusts;

•	derivative counterparties;

•	hazard and title insurers;

•	mortgage investors and originators; and

•	document custodians and funds custodians.

In some cases, our business with institutional counterparties is concentrated. A significant failure by a major institutional counterparty could have a material adverse effect on our investments in mortgage loans, investments in securities, our derivative portfolio or our credit guarantee activities. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information.

Some of our counterparties also may become subject to serious liquidity problems affecting, either temporarily or permanently, their businesses, which may adversely affect their ability to meet their obligations to us. Challenging market conditions have adversely affected and are expected to continue to adversely affect the liquidity and financial condition of a number of our counterparties, including some seller/servicers, mortgage insurers and bond insurers. Some of our largest seller/servicers have experienced ratings downgrades and liquidity constraints, and certain large lenders have failed. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct our operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or our financial condition. Many of our counterparties provide several types of services to us. Accordingly, if one of these counterparties were to become insolvent or otherwise default on its obligations to us, it could harm our business and financial results in a variety of ways. See “MD&A — RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for additional information regarding our credit risks to our counterparties and how we seek to manage them, and recent consolidation among some of our institutional counterparties.

Our financial condition or results of operations may be adversely affected if mortgage seller/servicers fail to repurchase loans sold to us in breach of representations and warranties or to perform their obligations to service loans in our single-family and multifamily mortgage portfolios.

We require seller/servicers to make certain representations and warranties regarding the loans they sell to us. If loans are sold to us in breach of those representations and warranties, we have the contractual right to require the seller/servicer to repurchase those loans from us. In lieu of repurchase, we may choose to allow a seller/servicer to indemnify us against losses on such mortgages. Sometimes a seller/servicer sells us mortgages with recourse, meaning that the seller/servicer agrees to repurchase any mortgage that is delinquent for more than a specified period (usually 120 days), regardless of whether there has been a breach of representations and warranties.

Some of our seller/servicers failed to perform their repurchase obligations due to lack of financial capacity, while many of our larger, higher credit-quality institutions have not fully performed their repurchase obligations in a timely manner. As of December 31, 2009 and 2008, we had outstanding repurchase requests to our seller/servicers with respect to loans with an unpaid principal balance of approximately $4 billion and $3 billion, respectively. At December 31, 2009, nearly 30% of our outstanding repurchase requests were outstanding for more than 90 days. Our credit losses may increase to the extent our seller/servicers do not fully meet their repurchase obligations. Enforcing repurchase obligations with lender customers who have the financial capacity to perform those obligations could also negatively impact our relationships with such customers and ability to retain market share.

If a servicer is unable to fulfill its repurchase or other responsibilities, we may be unable to sell the applicable servicing rights to a successor servicer and recover, from the sale proceeds, amounts owed to us by the defaulting servicer. The ongoing weakness in the housing market has negatively affected the market for mortgage servicing rights, which increases the risk that we may be unable to sell such rights or may not receive a sufficient price for them. Increased industry

40	Freddie Mac

consolidation, bankruptcies of mortgage bankers or bank failures may also make it more difficult for us to sell such rights, because there may not be sufficient capacity in the market, particularly in the event of multiple failures.

Our seller/servicers also have a significant role in servicing loans in our single-family mortgage portfolio, which includes an active role in our loss mitigation efforts. Therefore, a decline in their performance could impact the overall quality of our credit performance, which could adversely affect our financial condition or results of operations and have significant impacts on our ability to mitigate credit losses. The risk of such a failure remains high as weak economic conditions continue to affect the liquidity and financial condition of many of our seller/servicers, including some of our largest seller/servicers.

The inability to realize the anticipated benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases or default rates and severity that exceed our current projections could cause our losses to be significantly higher than those currently estimated.

Our seller/servicers also have a significant role in servicing loans in our multifamily mortgage portfolio. We are exposed to the risk that multifamily seller/servicers may come under financial pressure due to the current stressful economic environment and weak real estate markets, which could cause degradation in the quality of servicing they provide.

See “MD&A — RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Mortgage Seller/Servicers” for additional information on our institutional credit risk related to our mortgage seller/servicers.

Our financial condition or results of operations may be adversely affected by the financial distress of our derivative and other counterparties.

We use derivatives for several purposes, including to rebalance our funding mix in order to more closely match changes in the interest rate characteristics of our mortgage-related assets and to hedge forecasted issuances of debt. Our exposure to derivative counterparties remains highly concentrated as compared to historical levels. Four of our derivative counterparties each accounted for greater than 10% and collectively accounted for 92% of our net uncollateralized exposure, excluding commitments, at December 31, 2009. For a further discussion of our derivative counterparty exposure see “MD&A — RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Derivative Counterparties” and “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements.

Some of our derivative and other counterparties have experienced various degrees of financial distress in the past few years, including liquidity constraints, credit downgrades and bankruptcy. Our financial condition and results of operations may be adversely affected by the financial distress of these derivative and other counterparties to the extent that they fail to meet their obligations to us. For example, we may incur losses if collateral held by us cannot be liquidated at prices that are sufficient to recover the full amount of the loan or derivative exposure due us.

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

We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. Thus, if our access to the derivative markets were disrupted, it may become more difficult or expensive to fund our business activities and achieve the funding mix we desire, which could adversely affect our business and results of operations. The use of these derivatives may also expose us to additional counterparty credit risk.

Our credit and other losses could increase if our mortgage or bond insurers become insolvent or fail to perform their obligations to us.

We are exposed to risk relating to the potential insolvency or non-performance of mortgage insurers that insure single-family mortgages we purchase or guarantee and bond insurers that insure bonds we hold as investment securities on our consolidated balance sheets. Most of our mortgage insurer and bond insurer counterparties experienced ratings downgrades during 2009, and several of them announced comprehensive restructuring plans. The weakened financial condition and liquidity position of these counterparties increases the risk that these entities will fail to reimburse us for claims under insurance policies.

As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. Thus, if any of our mortgage insurers fails to fulfill its obligation, we could experience increased credit-related costs. We believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could restrict the mortgage insurer’s ability, in certain states, to write new business, and thus could negatively impact our access to mortgage insurance for high LTV loans. In addition, if a regulator determined that a mortgage insurer lacked sufficient capital to pay

41	Freddie Mac

all claims when due, the regulator could take action that might impact the timing and amount of claim payments made to us. Further, we independently assess the financial condition, including the claims-paying resources, of each mortgage insurer. Based on our analysis of the financial condition of a mortgage insurer and pursuant to our eligibility requirements for mortgage insurers, we could take action against a mortgage insurer intended to protect our interests that may impact the timing and amount of claims payments received from that insurer. Mortgage insurer rescissions of mortgage insurance coverage are also on the rise.

In the event one or more of our bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our investments in non-agency mortgage-related securities. We believe that some of our bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as they emerge. In 2009, regulators deemed the financial condition of certain bond insurers to be impaired and ordered such insurers to restructure to relieve the impairment. We are concerned that other bond insurers may be subject to a similar assessment in 2010, and some or all may be unable to restructure to relieve the impairment and may be deemed to be insolvent.

If mortgage insurers continue to tighten their standards, the volume of high LTV mortgages available for us to purchase could be reduced, which could negatively affect our business and make it more difficult for us to meet our affordable housing goals.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. In the current environment, many mortgage insurers are restricting the issuance of insurance on new mortgages with higher LTV ratios or with lower borrower credit scores or on select property types, which has contributed to the reduction in our business volumes for loans with LTV ratios over 80%. If our mortgage insurer counterparties further restrict their eligibility requirements or new business volumes for high LTV ratio loans, or if we are no longer willing or able to obtain mortgage insurance from these counterparties, and we are not able to avail ourselves of suitable alternative methods of obtaining credit enhancement for these loans, we may be further restricted in our ability to purchase or securitize loans with LTV ratios over 80% at the time of purchase. For example, where mortgage insurance or another charter-acceptable credit enhancement is not available, we may be hindered in our ability to purchase high LTV ratio loans that refinance mortgages we do not own or guarantee into more affordable loans. The unavailability of suitable credit enhancement could also negatively impact our ability to pursue new business opportunities relating to high LTV ratio and other higher risk loans and therefore harm our competitive position and our earnings. This could also impact our ability to meet our affordable housing goals, as purchases of loans with high LTV ratios can contribute to our performance under those goals.

The loss of business volume from key lenders could result in a decline in our market share and revenues.

Our business depends on our ability to acquire a steady flow of mortgage loans. We purchase a significant percentage of our single-family mortgages from several large mortgage originators. During 2009 and 2008, approximately 74% and 84%, respectively, of our guaranteed mortgage securities issuances originated from purchase volume associated with our ten largest customers. Two of our single-family customers each accounted for greater than 10% of our mortgage securitization volume for 2009. Similarly, we acquire a significant portion of our multifamily mortgage loans from several large lenders. We enter into mortgage purchase volume commitments with many of our single-family customers that provide for the customers to deliver to us a specified dollar amount or minimum percentage of their total sales of conforming loans. There is a risk that we will not be able to enter into a new commitment with a key customer that will maintain mortgage purchase volume following the expiration of the existing commitment. The mortgage industry has been consolidating and a decreasing number of large lenders originate most single-family mortgages. The loss of business from any one of our major lenders could adversely affect our market share, our revenues and the credit loss performance of our single-family mortgage portfolio.

Changes in general business and economic conditions in the U.S. and abroad may adversely affect our business and results of operations.

Our business and results of operations may continue to be adversely affected by changes in general business and economic conditions, including changes in the international markets for our investments or our mortgage-related and debt securities. These conditions include employment rates, fluctuations in both debt and equity capital markets, the value of the U.S. dollar as compared to foreign currencies, the strength of the U.S. financial markets and national economy and the local economies in which we conduct business, and the economies of other countries that purchase our mortgage-related and debt securities. In addition, if weak general market conditions continue to negatively impact national and regional economic conditions, we could experience significantly higher delinquencies and credit losses which will likely increase our losses in future periods and will adversely affect our results of operations or financial condition.

The mortgage credit markets experienced very difficult conditions and volatility during 2008 and 2009. The deteriorating conditions in these markets resulted in a decrease in availability of corporate credit and liquidity within the

42	Freddie Mac

mortgage industry, causing disruptions to normal operations of major mortgage originators, including some of our largest customers, and have resulted in the insolvency, closure or acquisition of a number of major financial institutions. These conditions also resulted in greater volatility, widening of credit spreads and a lack of price transparency and are expected to contribute to further consolidation within the financial services industry. We operate in these markets and continue to be subject to adverse effects on our financial condition and results of operations due to our activities involving securities, mortgages, derivatives and other mortgage commitments with our customers.

Competition from banking and non-banking companies may harm our business.

Competition in the secondary mortgage market combined with a decreased rate of growth in residential mortgage debt outstanding may make it more difficult for us to purchase mortgages. Furthermore, competitive pricing pressures may make our products less attractive in the market and negatively impact our financial results. Increased competition from Fannie Mae and Ginnie Mae may alter our product mix, lower volumes and reduce revenues on new business. Ginnie Mae guarantees the timely payment of principal and interest on mortgage-related securities backed by federally insured or guaranteed loans, primarily those insured by FHA or guaranteed by VA. Historically, we also competed with other financial institutions that retain or securitize mortgages, such as commercial and investment banks, dealers, thrift institutions, and insurance companies. While many of these institutions have ceased or substantially reduced their activities in the secondary market since 2008, it is possible that these institutions will reenter the secondary market.

Our business may be adversely affected by limited availability of financing, increased funding costs and uncertainty in our securitization financing.

The amount, type and cost of our funding, including financing from other financial institutions and the capital markets, directly impacts our interest expense and results of operations. A number of factors could make such financing more difficult to obtain, more expensive or unavailable on any terms, both domestically and internationally (where funding transactions may be on terms more or less favorable than in the U.S.), including:

•	termination of, or future restrictions or other adverse changes with respect to, government support programs that may benefit us;

•	reduced demand for our debt securities; and

•	competition for debt funding from other debt issuers.

Our ability to obtain funding in the public debt markets or by pledging mortgage-related securities as collateral to other financial institutions could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence and other factors. For example, in the fall of 2008, we experienced significant deterioration in our access to the unsecured medium- and long-term debt markets, and were forced to rely on short-term debt to fund our purchases of mortgage assets and refinance maturing debt and to rely on derivatives to synthetically create the substantive economic equivalent of various debt funding structures.

Since 2008, the ratings on our non-agency mortgage-related securities backed by Alt-A, subprime and option ARM loans have decreased, limiting their availability as a significant source of liquidity for us through sales or use as collateral in secured lending transactions. In addition, adverse market conditions have negatively impacted our ability to enter into secured lending transactions using agency mortgage-related securities as collateral. These trends are likely to continue in the future.

Government Support

Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the debt markets and our debt funding costs. Under the amendment to the Purchase Agreement adopted on December 24, 2009, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. While we believe that this increased support provided by Treasury will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities over the next three years, the costs of our debt funding could vary. For example, our funding costs for debt with maturities beyond 2012 could be high. In addition, uncertainty about the future of the GSEs could affect our debt funding costs. The cost of our debt funding could increase if debt investors believe that the risk that we could be placed into receivership is increasing. The completion of the Federal Reserve’s debt purchase program could negatively affect the availability of longer-term debt funding as well as the spreads on our debt, and thus increase our debt funding costs.

Due to the expiration of the Lending Agreement, we no longer have a liquidity backstop available to us (other than draws from Treasury under the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority) if we are unable to obtain funding from issuances of debt or other conventional sources. At present, we are not able to predict the likelihood that a liquidity backstop will be needed, or to identify the alternative sources of liquidity that might be available to us if needed, other than from Treasury as referenced above.

43	Freddie Mac

Demand for Debt Funding

The willingness of domestic and foreign investors to purchase and hold our debt securities can be influenced by many factors, including changes in the world economy, changes in foreign-currency exchange rates, regulatory and political factors, as well as the availability of and preferences for other investments. If investors were to divest their holdings or reduce their purchases of our debt securities, our funding costs could increase. The willingness of investors to purchase or hold our debt securities, and any changes to such willingness, may materially affect our liquidity, our business and results of operations.

Competition for Debt Funding

We compete for low-cost debt funding with Fannie Mae, the FHLBs and other institutions. Competition for debt funding from these entities can vary with changes in economic, financial market and regulatory environments. Increased competition for low-cost debt funding may result in a higher cost to finance our business, which could negatively affect our financial results. An inability to issue debt securities at attractive rates in amounts sufficient to fund our business activities and meet our obligations could have an adverse effect on our liquidity, financial condition and results of operations. See “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities” for a more detailed description of our debt issuance programs.

Our funding costs may also be affected by changes in the amount of, and demand for, debt issued by Treasury.

Line of Credit

We maintain a secured intraday line of credit to provide additional intraday liquidity to fund our activities through the Fedwire system. This line of credit requires us to post collateral to a third party. In certain circumstances, this secured counterparty may be able to repledge the collateral underlying our financing without our consent. In addition, because the secured intraday line of credit is uncommitted, we may not be able to continue to draw on it if and when needed.

PCs and Structured Securities

Our PCs and Structured Securities are an integral part of our mortgage purchase program. Any decline in the price performance of or demand for our PCs could have an adverse effect on our securitization activities, because we purchase many mortgages by swapping PCs for them. There is a risk that our PC and Structured Securities support activities may not be sufficient to support the liquidity and depth of the market for PCs.

Our business may be adversely affected by the completion of the Federal Reserve program to purchase GSE mortgage-related securities.

In November 2008, the Federal Reserve implemented a program to purchase GSE mortgage-related securities. The Federal Reserve has announced that it would gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that purchases under such program will be completed by the end of the first quarter of 2010. It is difficult at this time to predict the impact that the completion of the Federal Reserve’s mortgage-related securities purchase program will have on our business and the U.S. mortgage market. It is possible that interest-rate spreads on mortgage-related securities could widen, which could result in additional unrealized losses on our available-for-sale securities. This, in turn, could negatively affect our net worth, and thus contribute to the need to make additional draws under the Purchase Agreement. The completion of this program could also result in less demand for our PCs in the market, and negatively affect the relative price performance of our PCs versus comparable Fannie Mae securities. We purchase many of our new single-family mortgages by swapping PCs for the mortgages. Therefore, a decline in our relative price performance could adversely affect our competitiveness in purchasing new single-family mortgages from our lender customers, and thus negatively impact the relative profitability of new single-family business.

A reduction in the credit ratings for our debt could adversely affect our liquidity.

Nationally recognized statistical rating organizations play an important role in determining, by means of the ratings they assign to issuers and their debt, the availability and cost of debt funding. We currently receive ratings from three nationally recognized statistical rating organizations for our unsecured borrowings. Our credit ratings are important to our liquidity. Actions by governmental entities or others, additional GAAP losses, additional draws under the Purchase Agreement and other factors could adversely affect the credit ratings on our debt. A reduction in our credit ratings could adversely affect our liquidity, competitive position, or the supply or cost of debt financing available to us. A significant increase in our borrowing costs could cause us to sustain additional GAAP losses or impair our liquidity by requiring us to seek other sources of financing, which may be difficult to obtain.

Mortgage fraud could result in significant financial losses and harm to our reputation.

We rely on representations and warranties by seller/servicers about the characteristics of the single-family mortgage loans we purchase and securitize, and we do not independently verify most of the information that is provided to us. This exposes us to the risk that one or more of the parties involved in a transaction (such as the borrower, seller, broker, appraiser,

44	Freddie Mac

title agent, loan officer, lender or servicer) will engage in fraud by misrepresenting facts about a mortgage loan or a borrower. We may experience significant financial losses and reputational damage as a result of such mortgage fraud.

The value of mortgage-related securities guaranteed by us and held as investments in securities may decline if we did not or were unable to perform under our guarantee or if investor confidence in our ability to perform under our guarantee were to diminish.

We classify our investments in mortgage-related securities as either available-for-sale or trading, and account for them at fair value on our consolidated balance sheets. A portion of our investments in mortgage-related securities are securities guaranteed by us. Our valuation of these securities is consistent with GAAP and the legal structure of the guarantee transaction, which includes the Freddie Mac guarantee to the securitization trusts and on the assets transferred to the securitization trusts (i.e., Freddie Mac guaranteed PCs and Structured Securities). The valuation of our guaranteed mortgage securities necessarily reflects investor confidence in our ability to perform under our guarantee and the liquidity that our guarantee provides. If we did not or were unable to perform under our guarantee, or if investor confidence in our ability to perform under our guarantee were to diminish, the value of our guaranteed securities may decline, thereby reducing the value of the securities reported on our consolidated balance sheets and our ability to sell or otherwise use these securities for liquidity purposes, and adversely affecting our financial condition and results of operations.

Changes in interest rates could negatively impact our results of operations, stockholders’ equity (deficit) and fair value of net assets.

Our investment activities and credit guarantee activities expose us to interest rate and other market risks. Changes in interest rates, up or down, could adversely affect our net interest yield. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, either can rise or fall faster than the other, causing our net interest yield to expand or compress. For example, due to the timing of maturities or rate reset dates on variable-rate instruments, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets. This rate change could cause our net interest yield to compress until the effect of the increase is fully reflected in asset yields. Changes in the slope of the yield curve could also reduce our net interest yield.

Changes in interest rates could increase our GAAP net loss or deficit in total equity (deficit) materially. Changes in interest rates may also affect prepayment assumptions, thus potentially impacting the fair value of our assets, including our investments in mortgage-related securities and unsecuritized mortgage loans. When interest rates fall, borrowers are more likely to prepay their mortgage loans by refinancing them at a lower rate. An increased likelihood of prepayment on the mortgages underlying our mortgage-related securities may adversely impact the performance of these securities. An increased likelihood of prepayment on the mortgage loans we hold may also negatively impact the performance of our investments in such loans.

Interest rates can fluctuate for a number of reasons, including changes in the fiscal and monetary policies of the federal government and its agencies, such as the Federal Reserve. Federal Reserve policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. The availability of derivative financial instruments (such as options and interest rate and foreign currency swaps) from acceptable counterparties of the types and in the quantities needed could also affect our ability to effectively manage the risks related to our investment funding. Our strategies and efforts to manage our exposures to these risks may not be as effective as they have been in the past. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” for a description of the types of market risks to which we are exposed and how we seek to manage those risks.

Changes in OAS as a result of the completion of the Federal Reserve’s mortgage-related securities purchase program or other events could materially impact our fair value of net assets and affect future results of operations, stockholders’ equity (deficit) and fair value of net assets.

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

Changes in market conditions, including changes in interest rates, may cause fluctuations in OAS. A widening of the OAS on a given asset, which typically causes a decline in the current fair value of that asset, may cause significant mark-to-fair value losses, and may adversely affect our financial results and stockholders’ equity (deficit), but may increase the number of attractive investment opportunities in mortgage loans and mortgage-related securities. Conversely, a narrowing or tightening of the OAS typically causes an increase in the current fair value of that asset, but may reduce the number of attractive investment opportunities in mortgage loans and mortgage-related securities. Consequently, a tightening of the OAS

45	Freddie Mac

may adversely affect our future financial results and stockholders’ equity (deficit). See “MD&A — CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS — Discussion of Fair Value Results” for a more detailed description of the impacts of changes in mortgage-to-debt OAS.

The Federal Reserve’s program to purchase GSE mortgage-related securities is expected to be completed by the end of the first quarter of 2010. This could reduce demand for mortgage assets, and could cause mortgage-to-debt OAS to widen. If this occurs, we could experience additional unrealized losses on our available-for-sale securities. While wider spreads might create favorable investment opportunities, we may be limited in our ability to take advantage of any such opportunities in future periods because, under the Purchase Agreement and FHFA regulation, the unpaid principal balance of our mortgage-related investments portfolio must decline by 10% per year beginning in 2010 until it reaches $250 billion. FHFA has stated its expectation in the Acting Director’s February 2, 2010 letter that any net additions to our mortgage-related investments portfolio would be related to purchasing delinquent mortgages out of PC pools.

We could experience significant reputational harm, which could affect the future of our company, if our efforts under the MHA Program, the Housing Finance Agency Initiative and other initiatives to support the U.S. residential mortgage market do not succeed.

We are focused on the MHA Program, the Housing Finance Agency Initiative and other initiatives to support the U.S. residential mortgage market. If these initiatives do not achieve their desired results, or are otherwise perceived to have failed to achieve their objectives, we may experience damage to our reputation, which may impact the extent of future government support for our business and government decisions with respect to the future status and role of Freddie Mac.

Negative publicity causing damage to our reputation could adversely affect our business prospects, financial results or net worth.

Reputation risk, or the risk to our financial results and net worth from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers or otherwise impair our customer relationships, adversely affect our ability to obtain financing, impede our ability to hire and retain qualified personnel, hinder our business prospects or adversely impact the trading price of our securities. Perceptions regarding the practices of our competitors or the financial services and mortgage industries as a whole, particularly as they relate to the current economic downturn, may also adversely impact our reputation. Adverse reputation impacts on third parties with whom we have important relationships may impair market confidence or investor confidence in our business operations as well. In addition, negative publicity could expose us to adverse legal and regulatory consequences, including greater regulatory scrutiny or adverse regulatory or legislative changes, and could affect what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. These adverse consequences could result from perceptions concerning our activities and role in addressing the mortgage market crisis or our actual or alleged action or failure to act in any number of activities, including corporate governance, regulatory compliance, financial reporting and disclosure, purchases of products perceived to be predatory, safeguarding or using nonpublic personal information, or from actions taken by government regulators and community organizations in response to our actual or alleged conduct.

Business and Operational Risks

The MHA Program and other efforts to reduce foreclosures, modify loan terms and refinance mortgages may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition.

The MHA Program and other loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. However, there can be no assurance that any of our loss mitigation strategies will be successful and that credit losses will not escalate. To the extent that borrowers participate in this program in large numbers, it is likely that the costs we incur related to loan modifications and other activities under HAMP may be substantial because we will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees. We will not receive a reimbursement of these costs from Treasury.

It is possible that Treasury could make changes to HAMP that could make the program more costly to us, both in terms of credit expenses and the cost of implementing and operating the program. For example, we could be required to use principal reduction to achieve reduced payments for borrowers. This would further increase our losses, as we would bear the full costs of such reductions.

A significant number of loans are in the trial period of HAMP. Although the ultimate completion rate remains uncertain, it is possible that a large number of loans will fail to complete the trial period or qualify for any of our other loan modification and loss mitigation programs. For these loans, HAMP will have effectively delayed the foreclosure process and could increase our losses, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier, due to continued home price declines. These delays in foreclosure could also cause our REO operations expense to increase, perhaps substantially.

46	Freddie Mac

Our seller/servicers have a key role in the success of our loss mitigation activities. The continued increases in delinquent loan volume and the ongoing weak conditions of the mortgage market during 2009 placed a strain on the loss mitigation resources of many of our seller/servicers. A decline in the performance of seller/servicers in mitigation efforts could result in missed opportunities for successful loan modifications, an increase in our credit losses and damage to our reputation.

Depending on the type of loss mitigation activities we pursue, those activities could result in accelerating or slowing prepayments on our PCs or Structured Securities, either of which could negatively affect the pricing of such PCs or Structured Securities.

We are devoting significant internal resources to the implementation of the various initiatives under the MHA Program, which will increase our expenses. The size and scope of our effort under the MHA Program may also limit our ability to pursue other important corporate opportunities or initiatives.

Our relationships with our customers could be harmed by our actions as the compliance agent under HAMP, which could negatively affect our ability to purchase loans from them in the future.

We are the compliance agent for certain foreclosure avoidance activities under HAMP. In this role, we conduct examinations and review servicer compliance with the published requirements for the program. It is unclear how servicers will perceive our actions as compliance agent. It is possible that this could impair our relationships with our lender customers, which could negatively affect our ability to purchase loans from them in the future.

We may experience further write-downs and losses relating to our assets, including our investment securities, net deferred tax assets, REO properties or mortgage loans, that could materially adversely affect our business, results of operations, financial condition, liquidity and net worth.

We experienced a significant increase in losses and write-downs relating to our assets during 2008 and 2009, including significant declines in market value, impairments of our investment securities, market-based write-downs of REO properties, losses on non-performing loans purchased out of PC pools, and impairments on other assets.

A substantial portion of our impairment losses and write-downs relate to our investments in non-agency mortgage-related securities backed by subprime, Alt-A and option ARM mortgage loans. We also incurred significant losses during 2008 and 2009 relating to our investments in non-mortgage-related securities, primarily as a result of a substantial decline in the market value of these assets due to the deteriorating economy and ongoing weakness in the financial markets. The fair value of our investments in securities, including CMBS, may be further adversely affected by continued weakness in the economy, further deterioration in the housing and financial markets, additional ratings downgrades or other events.

We increased our valuation allowance for our deferred tax assets, net by $2.7 billion during 2009. The future status and role of Freddie Mac could be affected by actions of the Conservator, and legislative and regulatory action that alters the ownership, structure and mission of the company. The uncertainty of these developments could materially affect our operations, which could in turn affect our ability or intent to hold investments until the recovery of any temporary unrealized losses. If future events significantly alter our current outlook, a valuation allowance may need to be established for the remaining deferred tax asset.

Due to the ongoing weaknesses in the economy and in the housing and financial markets, we may experience additional write-downs and losses relating to our assets, including those that are currently AAA-rated, and the fair values of our assets may continue to decline. This could adversely affect our results of operations, financial condition, liquidity and net worth. In addition, many of these assets do not trade in a liquid secondary market and the size of our holdings relative to normal market activity is such that, if we were to attempt to sell a significant quantity of assets, the pricing in such markets could be significantly disrupted and the price we ultimately realize may be materially lower than the value at which we carry these assets on our consolidated balance sheets.

The price and trading liquidity of our common stock and our NYSE-listed issues of preferred stock may be adversely affected if those securities are delisted from the NYSE.

If we do not satisfy the minimum share price, corporate governance and other requirements of the continued listing standards of the NYSE, our common stock and NYSE-listed issues of preferred stock could be delisted from the NYSE. In November 2008, the NYSE notified us that we had failed to satisfy one of the NYSE’s standards for continued listing of our common stock. Specifically, the NYSE advised us that we were “below criteria” for the NYSE’s price criteria for common stock because the average closing price of our common stock over a consecutive 30 trading-day period was less than $1 per share. In September 2009, the NYSE notified us that we had returned to compliance with the NYSE’s minimum share price listing requirement.

If our common stock price again fails to meet the NYSE’s minimum price criteria, our common stock could be delisted from the NYSE, and this would also likely result in the delisting of our NYSE-listed preferred stock. The delisting of our

47	Freddie Mac

common stock or NYSE-listed preferred stock would require any trading in these securities to occur in the over-the-counter market and could adversely affect the market prices and liquidity of these securities. The closing price of our common stock on February 19, 2010 was $1.23 per share.

Ineffective internal control over financial reporting and disclosure controls could result in errors and inadequate disclosures, affect operating results and cause investors to lose confidence in our reported results.

We face continuing challenges because of deficiencies in our controls and the operational and financial accounting complexities of our business. Control deficiencies could result in errors, affect operating results and cause investors to lose confidence in our reported results. For information about the material weaknesses that we remediated during the quarter and our remaining material weakness, see “CONTROLS AND PROCEDURES — Changes to Internal Control Over Financial Reporting During the Quarter Ended December 31, 2009.”

There are a number of factors that may impede our efforts to establish and maintain effective disclosure controls and internal control over financial reporting, including: the nature of the conservatorship and our relationship with FHFA; the complexity of, and significant changes in, our business activities and related GAAP requirements; significant turnover in our senior management in 2009; uncertainty regarding the sustainability of newly established controls; and the uncertain impacts of the ongoing housing and credit market volatility on the reliability of our models used to develop our accounting estimates. We cannot be certain that our efforts to improve and maintain our internal control over financial reporting will ultimately be successful.

Effectively designed and operated internal control over financial reporting provides only reasonable assurance that material errors in our financial statements will be prevented or detected on a timely basis. A failure to establish and maintain effective internal control over financial reporting increases the risk of a material error in our reported financial results and delay in our financial reporting timeline. Depending on the nature of a control failure and any required remediation, ineffective controls could have a material adverse effect on our business.

Delays in meeting our financial reporting obligations could affect our ability to maintain the listing of our securities on the NYSE. Ineffective controls could also cause investors to lose confidence in our reported financial information, which may have an adverse effect on the trading price of our securities.

Recent market conditions have added to the uncertainty about the results of the internal models that we use for financial accounting and reporting purposes, to make business decisions and to manage risks, and our business could be adversely affected if those models fail to produce reliable results.

The severe deterioration of the housing and credit markets has created additional risk associated with our model results. Our models may not perform as well in situations for which there are few or no recent historical precedents. The increased risk that models will not produce reliable results creates additional risk regarding the reliability of our financial statements and our ability to manage risks. We have adjusted our models in response to recent events, but the added uncertainty about model results remains.

We make significant use of business and financial models for financial accounting and reporting purposes and to manage risk. For example, we use models in determining the fair value of financial instruments for which independent price quotes are not available or reliable, or in extrapolating third-party values to certain of our assets and liabilities. We also use models to measure and monitor our exposure to interest rate and other market risks and credit risk. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products.

Models are inherently imperfect predictors of actual results because they are based on assumptions and/or historical experience. Our models could produce less reliable results for a number of reasons, including the use of faulty assumptions, the need for frequent adjustments to respond to rapid changes in economic conditions, the application of models to events or products outside the model’s intended use, and errors, such as incorrect coding or the use of incorrect data. The complexity of our models creates additional risk regarding the reliability of model output.

We use market-based information as inputs to our models. However, there is generally a lag between the availability of this market information and the preparation of our financial statements. When market conditions change quickly and in unforeseen ways, there is an increased risk that the inputs reflected in our models are not representative of current market conditions.

Management may need to exercise judgment to interpret or adjust modeled results to take into account new information or changes in conditions. The dramatic changes in the housing and credit capital markets have required frequent adjustments to our models and the application of greater management judgment in the interpretation and adjustment of the results produced by our models. We may also need to adjust our models and apply greater management judgment to account for the impact of actions we may take to assist the mortgage market, such as the MHA Program. This further increases the risk that the process may produce less reliable information, particularly since many of these events and actions are unprecedented.

48	Freddie Mac

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

Due to increased uncertainty about model results, we also face increased risk that we could make poor business decisions in areas where model results are an important factor, including loan purchases, management and guarantee fee pricing and asset and liability management. Furthermore, any strategies we employ to attempt to manage the risks associated with our use of models may not be effective. See “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Valuation of a Significant Portion of Assets and Liabilities” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for more information on our use of models.

Changes in our accounting policies, as well as estimates we make, could materially affect how we report our financial condition or results of operations.

Our accounting policies are fundamental to understanding our financial condition and results of operations. Certain of our accounting policies and estimates are “critical” as they are both important to the presentation of our financial condition and results of operations and they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and for which materially different amounts could be recorded using different assumptions or estimates. For a description of our critical accounting policies, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”

From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. We could be required to apply a new or revised standard retrospectively, which may result in the revision of prior period financial statements by material amounts. The implementation of new or revised accounting standards could result in material adverse effects to our stockholders’ equity (deficit) and result in or contribute to the need for additional draws under the Purchase Agreement.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for more information.

We face additional risks related to our adoption of changes in accounting standards related to securitization entities.

Historically, our PCs, Structured Securities and other securitization entities were generally considered off-balance sheet arrangements. However, effective January 1, 2010, because of changes to the accounting standards for transfers of financial assets and consolidation of VIEs, we consolidated our single-family PC trusts and certain of our Structured Transactions on our consolidated balance sheets. The cumulative effect of these changes in accounting principles as of January 1, 2010 is a net decrease of approximately $11.7 billion to total equity (deficit), which includes the changes to the opening balances of AOCI and retained earnings (accumulated deficit). This will increase the likelihood that we will require a draw from Treasury under the Purchase Agreement for the first quarter of 2010.

Implementation of these accounting changes has required us to make significant process and systems changes. Given the magnitude of these changes, the risk that new control weaknesses may be identified has increased. We have devoted significant resources and management attention to complete these changes. This has had, and may continue to have, an adverse affect on our ability to devote resources to other systems, controls and business related initiatives. For example, we may be required to delay the implementation of, or divert resources from, other initiatives, including efforts to remedy previously identified control weaknesses.

For additional information, see “MD&A — EXECUTIVE SUMMARY” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements — Accounting for Transfers of Financial Assets and Consolidation of VIEs” to our consolidated financial statements.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our business, damage our reputation and cause losses.

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our business, liability to customers, further legislative or regulatory intervention or reputational damage. For example, our business is highly dependent on our ability to process a large number of transactions on a daily basis. The transactions we process are complex and are subject to various legal, accounting and regulatory standards. Our financial,

49	Freddie Mac

accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled, adversely affecting our ability to process these transactions. The inability of our systems to accommodate an increasing volume of transactions or new types of transactions or products could constrain our ability to pursue new business initiatives.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearinghouses or other financial intermediaries we use to facilitate our securities and derivatives transactions. Any such failure or termination could adversely affect our ability to effect transactions, service our customers and manage our exposure to risk.

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

We are exposed to the risk that a catastrophic event, such as a terrorist event or natural disaster, could result in a significant business disruption and an inability to process transactions through normal business processes. Any measures we take to mitigate this risk may not be sufficient to respond to the full range of catastrophic events that may occur.

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

We rely on third parties for certain important functions, including some that are critical to financial reporting, our mortgage-related investment activity and mortgage loan underwriting. Any failures by those vendors could disrupt our business operations.

We outsource certain key functions to external parties, including but not limited to: (a) processing functions for trade capture, market risk management analytics, and financial instrument valuation; (b) custody and recordkeeping for our mortgage-related investments; (c) processing functions for mortgage loan underwriting; and (d) certain services we provide to Treasury in our role as program compliance agent under HAMP. We may enter into other key outsourcing relationships in the future. If one or more of these key external parties were not able to perform their functions for a period of time, at an acceptable service level, or for increased volumes, our business operations could be constrained, disrupted or otherwise negatively impacted. Our use of vendors also exposes us to the risk of a loss of intellectual property or of confidential information or other harm. Financial or operational difficulties of an outside vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services to us.

Our risk management and loss mitigation efforts may not effectively mitigate the risks we seek to manage.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor and mitigate operational risks, interest rate and other market risks and credit risks related to our business. Our risk management policies, procedures and techniques may not be sufficient to mitigate the risks we have identified or to appropriately identify additional risks to which we are subject. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK” and “MD&A — RISK MANAGEMENT” for a discussion of our approach to managing the risks we face.

Legal and Regulatory Risks

The future status and role of Freddie Mac could be materially adversely affected by legislative and regulatory action that alters the ownership, structure and mission of the company.

Future legislation will likely materially affect the role of the company, our business model, our structure and future results of operations. Some or all of our functions could be transferred to other institutions, and we could cease to exist as a stockholder-owned company or at all. If any of these events were to occur, our shares could further diminish in value, or cease to have any value, and there can be no assurance that our stockholders would receive any compensation for such loss in value.

50	Freddie Mac

On June 17, 2009, the Obama Administration announced a legislative proposal to overhaul the regulatory structure of the financial services industry. The proposal does not address the regulatory oversight or structure of Freddie Mac. However, the proposal states that Treasury and HUD are expected to consult with other government agencies and develop recommendations for the future of Freddie Mac, Fannie Mae and the Federal Home Loan Bank System. Separately, Treasury Secretary Geithner and House Financial Services Committee Chairman Frank have both expressed support for substantially reforming the structure of the GSE model. Representatives of the Obama Administration have indicated that the Administration will release a statement regarding the future of the GSEs in the near future.

In addition to legislative actions, FHFA has expansive regulatory authority over us, and the manner in which FHFA will use its authority in the future is unclear. FHFA could take a number of regulatory actions that could materially adversely affect our company, such as changing our current capital requirements, which are not binding during conservatorship.

Legislation or regulation affecting the financial services, mortgage and investment banking industries may adversely affect our business activities and financial results.

We expect that the financial services, mortgage and investment banking industries will face increased regulation, whether by legislation or regulatory actions at the federal or state level.

Congress and state legislatures are considering several legislative and regulatory actions that would impact our business activities. These actions include among other things, regulatory oversight of systemically important financial institutions and reforms related to asset-backed securitization, consumer financial protection, over-the-counter derivatives and mortgage lending. We could be subject to new and additional regulatory oversight and standards related to our activities, products and capital adequacy and exposed to increased liability or credit losses. We could also be adversely affected by any legislative or regulatory changes to existing bankruptcy laws or proceedings or the foreclosure process, including any changes that would allow bankruptcy judges to unilaterally change the terms of mortgage loans.

In addition, legislation or regulatory actions could indirectly affect us to the extent such legislation or actions affect the activities of banks, savings institutions, insurance companies, securities dealers and other regulated entities that constitute a significant part of our customer base or counterparties. Legislative or regulatory provisions that create or remove incentives for these entities to sell mortgage loans to us, purchase our securities or enter into derivatives or other transactions with us could have a material adverse effect on our business results and financial condition.

Our financial condition and results of operations and our ability to return to long-term profitability may be affected by the nature, extent and success of the actions taken by the U.S. government to stabilize the economy and the housing and financial markets.

Conditions in the overall economy, and the mortgage markets in particular, may be affected in both the short and long-term by the implementation of the Emergency Economic Stabilization Act of 2008, the Recovery Act, the Financial Stability Plan announced by Treasury Secretary Geithner on February 10, 2009 and the MHA Program. The long-term impact that the implementation of these, or any future, laws and programs may have on our business and on the financial markets is uncertain. While the financial markets appear to have stabilized, there can be no assurance that this will continue. Any worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, or access to the debt markets.

The government could implement new laws or programs to support the economy and the housing and financial markets that could have an adverse effect on our business, including by increasing our credit losses.

We may make certain changes to our business in an attempt to meet the housing goals and subgoals set for us by FHFA that may increase our losses.

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

We are involved in legal proceedings, governmental investigations and IRS examinations that could result in the payment of substantial damages or otherwise harm our business.

We are a party to various legal actions, and are subject to investigations by the SEC and the U.S. Attorney’s Office for the Eastern District of Virginia. In addition, certain of our current and former directors, officers and employees are involved in legal proceedings for which they may be entitled to reimbursement by us for costs and expenses of the proceedings. The defense of these or any future claims or proceedings could divert management’s attention and resources from the needs of the business. We may be required to establish reserves and to make substantial payments in the event of adverse judgments

51	Freddie Mac

or settlements of any such claims, investigations, proceedings or examinations. Any legal proceeding, governmental investigation or examination issue, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Furthermore, developments in, outcomes of, impacts of, and costs, expenses, settlements and judgments related to these legal proceedings and governmental investigations and examinations may differ from our expectations and exceed any amounts for which we have reserved or require adjustments to such reserves. See “LEGAL PROCEEDINGS” for information about our pending legal proceedings and “NOTE 15: INCOME TAXES” to our consolidated financial statements for information about IRS examinations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 11, 2010, our principal offices consist of five office buildings in McLean, Virginia. We own a 75% interest in a limited partnership that owns four of the office buildings, comprising approximately 1.3 million square feet. We occupy these buildings under a long-term lease from the partnership. We occupy the fifth building, comprising approximately 200,000 square feet, under a lease from a third party.

ITEM 3. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 14: LEGAL CONTINGENCIES” to our consolidated financial statements for more information regarding our involvement as a party to various legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

52	Freddie Mac

PART II

Throughout PART II of this Form 10-K, including the Financial Statements and MD&A, we use certain acronyms and terms which are defined in the Glossary.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.00 per share, is listed on the NYSE under the symbol “FRE.” As of February 11, 2010, there were 648,377,977 shares of our common stock outstanding.

Table 4 sets forth the high and low sale prices of our common stock for the periods indicated.

Table 4 — Quarterly Common Stock Information

	Sale Prices
	High	Low

2009 Quarter Ended
December 31	$1.86	$1.02
September 30	2.50	0.54
June 30	1.05	0.53
March 31	1.50	0.35
2008 Quarter Ended
December 31	$2.03	$0.40
September 30	16.59	0.25
June 30	29.74	16.20
March 31	34.63	16.59

Holders

As of February 11, 2010, we had 2,062 common stockholders of record.

Dividends

Table 5 sets forth the cash dividends per common share that we have declared for the periods indicated.

Table 5 — Dividends Per Common Share

Regular Cash
Dividend Per Share

2009 Quarter Ended
December 31	$0.00
September 30	0.00
June 30	0.00
March 31	0.00
2008 Quarter Ended
December 31	$0.00
September 30	0.00
June 30	0.25
March 31	0.25

Dividend Restrictions

Our payment of dividends is subject to the following restrictions:

Restrictions Relating to Conservatorship

As Conservator, FHFA announced on September 7, 2008 that we would not pay any dividends on Freddie Mac’s common stock or on any series of Freddie Mac’s preferred stock (other than the senior preferred stock). FHFA has instructed our Board of Directors that it should consult with and obtain the approval of FHFA before taking actions involving dividends. See also “— Restrictions on Dividends from REIT Subsidiaries.”

Restrictions Under Purchase Agreement

The Purchase Agreement prohibits us and any of our subsidiaries from declaring or paying any dividends on Freddie Mac equity securities (other than the senior preferred stock) without the prior written consent of Treasury. See also “— Restrictions on Dividends from REIT Subsidiaries.”

Restrictions Under Reform Act

Under the Reform Act, FHFA has authority to prohibit capital distributions, including payment of dividends, if we fail to meet applicable capital requirements. Under the Reform Act, we are not permitted to make a capital distribution if, after making the distribution, we would be undercapitalized, except the Director of FHFA may permit us to repurchase shares if the repurchase is made in connection with the issuance of additional shares or obligations in at least an equivalent amount and will reduce our financial obligations or otherwise improve our financial condition. If FHFA classifies us as

53	Freddie Mac

undercapitalized, we are not permitted to make a capital distribution that would result in our being reclassified as significantly undercapitalized or critically undercapitalized. If FHFA classifies us as significantly undercapitalized, approval of the Director of FHFA is required for any dividend payment; the Director may approve a capital distribution only if the Director determines that the distribution will enhance the ability of the company to meet required capital levels promptly, will contribute to the long-term financial safety-and-soundness of the company or is otherwise in the public interest. Our capital requirements have been suspended during conservatorship.

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

Restrictions Relating to Subordinated Debt

During any period in which we defer payment of interest on qualifying subordinated debt, we may not declare or pay dividends on, or redeem, purchase or acquire, our common stock or preferred stock. Our qualifying subordinated debt provides for the deferral of the payment of interest for up to five years if either: (i) our core capital is below 125% of our critical capital requirement; or (ii) our core capital is below our statutory minimum capital requirement, and the Secretary of the Treasury, acting on our request, exercises his or her discretionary authority pursuant to Section 306(c) of our charter to purchase our debt obligations. FHFA has directed us to make interest and principal payments on our subordinated debt, even if we fail to maintain required capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable. As noted above, our capital requirements have been suspended during conservatorship.

Restrictions Relating to Preferred Stock

Payment of dividends on our common stock is also subject to the prior payment of dividends on our 24 series of preferred stock and one series of senior preferred stock, representing an aggregate of 464,170,000 shares and 1,000,000 shares, respectively, outstanding as of December 31, 2009. Payment of dividends on all outstanding preferred stock, other than the senior preferred stock, is also subject to the prior payment of dividends on the senior preferred stock. On December 31, 2009, we paid dividends of $1.3 billion in cash on the senior preferred stock at the direction of the Conservator. We did not declare or pay dividends on any other series of preferred stock outstanding in 2009.

Restrictions on Dividends from REIT Subsidiaries

On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries, Home Ownership Funding Corporation and Home Ownership Funding Corporation II, until directed otherwise. Since we are the majority owner of both the common and preferred shares of these two REITs, this action eliminated our access through such dividend payments to the cash flows of the REITs. However, at our request and with Treasury’s consent, FHFA directed us and the boards of directors of our REIT subsidiaries to (i) declare and pay dividends for one quarter on the preferred shares of our REIT subsidiaries during the fourth quarter of 2009 which the REITs paid for the quarter ended September 30, 2008 and (ii) take all steps necessary to effect the elimination of the REITs by merger in a timely and expeditious manner. As a result of this dividend payment, the terms of the REIT preferred stock that permit the preferred stockholders to elect a majority of the members of each REIT’s board of directors were not triggered. No other common or preferred dividends were declared by our REIT subsidiaries during 2009. For more information, see “Defaults Upon Senior Securities.”

54	Freddie Mac

Stock Performance Graph

The following graph compares the five-year cumulative total stockholder return on our common stock with that of the S&P 500 Financial Sector Index and the S&P 500 Index. The graph assumes $100 invested in each of our common stock, the S&P 500 Financial Sector Index and the S&P 500 Index on December 31, 2004. Total return calculations assume annual dividend reinvestment. The graph does not forecast performance of our common stock.

Comparative Cumulative Total Stockholder Return
(in dollars)

	At December 31,
	2004	2005	2006	2007	2008	2009

Freddie Mac	$100	$91	$97	$50	$1	$2
S&P 500 Financials	100	107	127	103	46	54
S&P 500	100	105	121	128	81	102

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Following our entry into conservatorship, the operation of our ESPP was suspended and we are no longer making grants under our 2004 Stock Compensation Plan, or 2004 Employee Plan, or our 1995 Directors’ Stock Compensation Plan, as amended and restated, or Directors’ Plan. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. Prior to conservatorship, we regularly provided stock compensation to our employees and members of our Board of Directors under the ESPP, the 2004 Employee Plan and the Directors’ Plan. Prior to the stockholder approval of the 2004 Employee Plan, employee stock-based compensation was awarded in accordance with the terms of the 1995 Stock Compensation Plan, or 1995 Employee Plan. Although grants are no longer made under the 1995 Employee Plan, we currently have awards outstanding under this plan. We collectively refer to the 2004 Employee Plan and 1995 Employee Plan as the Employee Plans.

During the three months ended December 31, 2009, no stock options were granted or exercised under our Employee Plans or Directors’ Plan. Under our ESPP, no options to purchase shares of common stock were exercised and no options to purchase shares of common stock were granted during the three months ended December 31, 2009. Further, for the three months ended December 31, 2009, under the Employee Plans and Directors’ Plan, no restricted stock units were granted and restrictions lapsed on 58,446 restricted stock units.

See “NOTE 12: STOCK-BASED COMPENSATION” to our consolidated financial statements for more information.

55	Freddie Mac

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended December 31, 2009. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

Defaults Upon Senior Securities

As discussed above in “Restrictions on Dividends from REIT Subsidiaries,” our REIT subsidiaries are in arrears in the payment of dividends with respect to their preferred stock. As of the date of the filing of this report, the total remaining arrearage with respect to such preferred stock held by third parties was $8 million. For more information, see “NOTE 20: NONCONTROLLING INTERESTS” to our consolidated financial statements.

Transfer Agent and Registrar

Computershare Trust Company, N.A.
P.O. Box 43078
Providence, RI 02940-3078
Telephone: 781-575-2879
http://www.computershare.com/investors

56	Freddie Mac

ITEM 6. SELECTED FINANCIAL DATA(1)

The selected financial data presented below should be reviewed in conjunction with MD&A and our consolidated financial statements and related notes for the year ended December 31, 2009.

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in millions, except share-related amounts)

Statement of Operations Data
Net interest income	$17,073	$6,796	$3,099	$3,412	$4,627
Non-interest income (loss)	(2,732)	(29,175)	(275)	1,679	683
Non-interest expense	(36,725)	(22,185)	(8,813)	(2,809)	(2,780)
Net income (loss) attributable to Freddie Mac before cumulative effect of change in accounting principle	(21,553)	(50,119)	(3,094)	2,327	2,172
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(59)
Net income (loss) attributable to Freddie Mac	(21,553)	(50,119)	(3,094)	2,327	2,113
Net income (loss) attributable to common stockholders	(25,658)	(50,795)	(3,503)	2,051	1,890
Per common share data:
Earnings (loss) before cumulative effect of change in accounting principle:
Basic	(7.89)	(34.60)	(5.37)	3.01	2.82
Diluted	(7.89)	(34.60)	(5.37)	3.00	2.81
Earnings (loss) after cumulative effect of change in accounting principle:
Basic	(7.89)	(34.60)	(5.37)	3.01	2.73
Diluted	(7.89)	(34.60)	(5.37)	3.00	2.73
Cash common dividends	—	0.50	1.75	1.91	1.52
Weighted average common shares outstanding (in thousands)(2):
Basic	3,253,836	1,468,062	651,881	680,856	691,582
Diluted	3,253,836	1,468,062	651,881	682,664	693,511
Balance Sheet Data
Total assets	$841,784	$850,963	$794,368	$804,910	$798,609
Short-term debt	343,975	435,114	295,921	285,264	279,764
Long-term senior debt	435,931	403,402	438,147	452,677	454,627
Long-term subordinated debt	698	4,505	4,489	6,400	5,633
All other liabilities	56,808	38,576	28,906	33,139	31,945
Total Freddie Mac stockholders’ equity (deficit)	4,278	(30,731)	26,724	26,914	25,691
Portfolio Balances(3)
Total mortgage-related investments portfolio	$755,272	$804,762	$720,813	$703,959	$710,346
Total PCs and Structured Securities issued(4)	1,869,882	1,827,238	1,738,833	1,477,023	1,335,524
Total mortgage portfolio	2,250,539	2,207,476	2,102,676	1,826,720	1,684,546
Non-performing assets	105,588	48,342	18,446	9,546	10,150
Ratios
Return on average assets(5)	(2.5)%	(6.1)%	(0.4)%	0.3%	0.3%
Non-performing assets ratio(6)	5.3	2.5	1.0	0.6	0.7
Return on common equity(7)	N/A	N/A	(21.0)	9.8	8.1
Return on total Freddie Mac stockholders’ equity(8)	N/A	N/A	(11.5)	8.8	7.6
Dividend payout ratio on common stock(9)	N/A	N/A	N/A	63.9	56.9
Equity to assets ratio(10)	(1.6)	(0.2)	3.4	3.3	3.5
Preferred stock to core capital ratio(11)	N/A	N/A	37.3	17.3	13.2

(1)	See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” to our consolidated financial statements for more information regarding our accounting policies and adjustments made to previously reported results due to changes in accounting principles. Effective January 1, 2006, we changed our method of estimating prepayments for the purpose of amortizing premiums, discounts and deferred fees related to certain mortgage-related securities.
(2)	Includes the weighted average number of shares during 2008 and 2009 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic earnings per share, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(3)	Represents the unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. Effective in December 2007, we established trusts for the administration of cash remittances received related to the underlying assets of our PCs and Structured Securities issued. As a result, for 2008 and 2009, we report the balance of our mortgage portfolios to reflect the publicly-available security balances of our PCs and Structured Securities. For periods prior to 2008, we report these balances based on the unpaid principal balance of the underlying mortgage loans. We reflected this change as an increase in the unpaid principal balance of our mortgage-related investments portfolio by $2.8 billion at December 31, 2007.
(4)	Includes PCs and Structured Securities that we hold for investment. See “MD&A — OUR PORTFOLIOS — Table 76 — Total Mortgage Portfolio” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, Structured Securities, and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on unpaid principal balance. Includes other guarantees issued that are not in the form of a PC, such as long-term standby commitments and credit enhancements for multifamily housing revenue bonds.
(5)	Ratio computed as net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets.
(6)	Ratio computed as non-performing assets divided by the ending unpaid principal balances of our total mortgage portfolio, excluding non-Freddie Mac securities.
(7)	Ratio computed as net income (loss) attributable to common stockholders divided by the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value). Ratio is not presented for periods in which the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit) is less than zero.
(8)	Ratio computed as net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit). Ratio is not presented for periods in which the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit) is less than zero.
(9)	Ratio computed as common stock dividends declared divided by net income (loss) attributable to common stockholders. Ratio is not presented for periods in which net income (loss) attributable to common stockholders was a loss.
(10)	Ratio computed as the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(11)	Ratio computed as preferred stock (excluding senior preferred stock), at redemption value divided by core capital. Senior preferred stock does not meet the statutory definition of core capital. Ratio is not presented for periods in which core capital is less than zero. See “NOTE 11: REGULATORY CAPITAL” to our consolidated financial statements for more information regarding core capital.

57	Freddie Mac

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the year ended December 31, 2009.

For 2009, net loss attributed to Freddie Mac was $21.6 billion, as compared to $50.1 billion for 2008. Our financial results for the year ended December 31, 2009 were affected by the adverse conditions in the U.S. mortgage markets, which deteriorated dramatically during the second half of 2008 and remained weak throughout 2009. Weak housing market conditions, including lack of home price appreciation in most states, higher mortgage delinquency rates and higher loss severities, contributed to large credit-related expenses during 2009. Except for the first quarter of 2009, we maintained positive net worth for the year. We received cash proceeds from two draws under Treasury’s funding commitment during 2009, including $6.1 billion relating to our net worth deficit for the first quarter of 2009, which resulted in an aggregate liquidation preference of $51.7 billion on Treasury’s senior preferred stock at December 31, 2009. This and previous draws resulted in a large dividend obligation on our senior preferred stock. We expect to make additional draws on Treasury’s funding commitment in the future. The size of such draws will be determined by a variety of factors, including whether conditions in the housing market continue to remain weak or deteriorate further, and the implementation of changes in accounting standards.

Due to the implementation of changes to the accounting standards for transfers of financial assets and consolidation of VIEs, we recognized a significant decline in our total equity (deficit) on January 1, 2010, which will increase the likelihood that we will require a draw from Treasury under the Purchase Agreement for the first quarter of 2010. The cumulative effect of these changes in accounting principles as of January 1, 2010 is a net decrease of approximately $11.7 billion to total equity (deficit), which includes the changes to the opening balances of AOCI and retained earnings (accumulated deficit). For more information, see “2010 Significant Changes in Accounting Standards — Accounting for Transfers of Financial Assets and Consolidation of VIEs.”

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

Business Objectives

We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA as our Conservator. While the conservatorship has benefited us through, for example, improved access to the debt markets because of the support we receive from Treasury and the Federal Reserve, we are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. During the conservatorship, the Conservator delegated certain authority to the Board of Directors to oversee, and to management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business.

Our business objectives and strategies have in some cases been altered since we entered into conservatorship, and may continue to change. Based on our charter, public statements from Treasury and FHFA officials and guidance from our Conservator, we have a variety of different, and potentially competing, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	continuing to provide additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. We regularly receive direction from our Conservator on how to pursue our objectives under conservatorship, including direction to focus our efforts on assisting homeowners in the housing and mortgage markets.

Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to profitability. Our efforts to help struggling homeowners and the mortgage market, in line with our mission, may help to mitigate credit losses, but in some cases may increase our expenses or require us to forego revenue opportunities in the near term. As a result, in some

58	Freddie Mac

cases the objectives of reducing the need to draw funds from Treasury and returning to long-term profitability will be subordinated as we provide this assistance. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets will have on our future capital or liquidity needs and we cannot estimate whether, and the extent to which, costs we incur in the near term as a result of these efforts, which for the most part we are not reimbursed for, will be offset by the prevention or reduction of potential future costs.

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. The Acting Director also stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship. These restrictions could limit our ability to return to profitability in future periods. See “BUSINESS — Conservatorship and Related Developments” for information on the purpose and goals of the conservatorship.

In addition to supporting the MHA Program as discussed below, we continue to pursue other initiatives to assist the mortgage market and homeowners. For example, in 2009 we entered into standby commitments to purchase single-family and multifamily mortgages from a financial institution that provides short-term loans, known as warehouse lines of credit, to mortgage originators. See “Our Other Efforts to Assist the U.S. Housing Market” for additional information regarding these and other initiatives. Some of these actions could have a negative impact on our business, operating results or financial condition.

Given the important role the Obama Administration and our Conservator have placed on Freddie Mac in addressing housing and mortgage market conditions, we may be required to take additional actions that could have a negative impact on our business, operating results or financial condition. The Conservator and Treasury also did not authorize us to engage in certain business activities and transactions, including the sale of certain assets, some of which we believe may have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds from Treasury. However, we believe that the increased support provided by Treasury pursuant to the December 2009 amendment to the Purchase Agreement is sufficient to ensure that we maintain our access to the debt markets and maintain positive net worth and liquidity to continue to conduct our normal business activities over the next three years.

On February 18, 2010, we received a letter from the Acting Director of FHFA stating that FHFA has determined that any sale of the LIHTC investments by Freddie Mac would require Treasury’s consent under the terms of the Purchase Agreement. The letter further stated that FHFA had presented other options for Treasury to consider, including allowing Freddie Mac to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. However, after further consultation with Treasury and consistent with the terms of the Purchase Agreement, the Acting Director informed us we may not sell or transfer the assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, resulting in a loss of $3.4 billion. This write-down reduces our net worth at December 31, 2009 and, as such, increases the likelihood that we will require additional draws from Treasury under the Purchase Agreement and, as a consequence, increases the likelihood that our dividend obligation on the senior preferred stock will increase. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information.

Management is continuing its efforts to identify and evaluate actions that could be taken to reduce the significant uncertainties surrounding our business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited by market conditions and other factors. Any actions we take related to the uncertainties surrounding our business and future draws will likely require approval by FHFA and Treasury before they are implemented. In addition, FHFA, Treasury or Congress may have a different perspective from management and may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions.

MHA Program

Participation in the MHA Program is an integral part of our mission of providing stability to the housing market, including helping families maintain ownership whenever possible and helping maintain the stability of communities. In addition to our long-standing initiatives for foreclosure avoidance, we have also implemented a number of other initiatives to assist the U.S. residential mortgage market and help families keep their homes, some of which were undertaken at the direction of FHFA. If our efforts under the MHA Program and other initiatives to support the U.S. residential mortgage market do not achieve their desired results, or are otherwise perceived to have failed to achieve their objectives, we may experience damage to our reputation, which may impact the extent of future government support to our business and the

59	Freddie Mac

ultimate resolution of the conservatorship. We discuss this program in further detail in “MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET.”

The MHA Program includes:

•	Home Affordable Modification Program, or HAMP, which commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosure and keep their homes through mortgage modifications. We are working with servicers and borrowers to pursue modifications under HAMP, which requires that each borrower complete a trial period of three months or longer before the modification becomes effective. Based on information provided by the MHA Program administrator, we had assisted more than 143,000 borrowers, of whom more than 129,000 had made their first payment under the trial period and nearly 14,000 completed modification in the HAMP process as of December 31, 2009. FHFA reported that approximately 171,000 loans were in active trial periods or were modified under HAMP as of December 31, 2009, which includes loans in the trial period regardless of the first payment date and includes modifications that are pending the borrower’s acceptance.

•	Home Affordable Refinance Program, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments and fixed-rate terms. During 2009, we began offering the Freddie Mac Relief Refinance MortgageSM, which is our implementation of the Home Affordable Refinance Program for our loans. In July 2009, we announced that borrowers who have mortgages with current LTV ratios of up to 125% would be allowed to participate in this program and we began purchasing these loans on October 1, 2009. As of December 31, 2009, we had assisted approximately 169,000 borrowers by purchasing loans totaling $35 billion in unpaid principal balance under this initiative, including approximately 86,000 loans with LTV ratios above 80%.

Since most of our HAMP-related costs are incurred over time and we do not know what our results would have been without this program, it is not possible for us to predict the net impact of HAMP participation on our financial results. Without this program, we may have modified many HAMP eligible loans under our own programs without the borrower completing a trial period and without providing borrower incentive fees and non-recurring servicer incentive fees. Consequently, the timing of modifications and foreclosure transfers would have been different in many cases, which, depending on market prices for REO properties and modified loans, would provide differing financial results and these results could have been better or worse than we experienced in 2009. To the extent our borrowers participate in HAMP in large numbers, it is likely that the costs we incur could be substantial. Freddie Mac will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees. We will not receive any reimbursement from Treasury associated with costs incurred or losses recognized from our HAMP activities. In addition, we continue to devote significant internal resources to the implementation of the various initiatives under the MHA Program. It is not possible at present to estimate whether, and the extent to which, costs, incurred in the near term, will be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

Our Other Efforts to Assist the U.S. Housing Market

Our other efforts to assist the U.S. housing market include the following:

•	during 2009, we purchased or guaranteed $548.4 billion in unpaid principal balance of mortgages and mortgage-related securities for our total mortgage portfolio. This amount included $475.4 billion of newly issued PCs and Structured Securities. Our purchases and guarantees of single-family mortgage loans provided financing for approximately 2.2 million conforming single-family loans in 2009, of which approximately 79% consisted of refinancings, as compared to 59% refinancings in 2008. We also remain a key source of liquidity for the multifamily market with purchases or guarantees of mortgages that financed approximately 253,000 multifamily units in 2009;

•	we continued to help borrowers stay in their homes or sell their properties through our other programs. For example, we completed a total of more than 65,000 loan modifications (including a portion of completed HAMP modifications) and approximately 55,000 repayment plans and forbearance agreements during 2009. We also continued to help borrowers sell their properties by completing more than 22,000 pre-foreclosure sales in 2009;

•	we have entered into standby commitments to purchase single-family and multifamily mortgages from a financial institution that provides short-term loans, known as warehouse lines of credit, to mortgage originators. In October 2009, we announced a pilot program to help our single-family and multifamily seller/servicers obtain warehouse lines of credit by providing standby purchase commitments to warehouse lenders;

•	in October 2009, we announced our participation in the Housing Finance Agency Initiative, which is a collaborative effort of Treasury, FHFA, Freddie Mac, and Fannie Mae to provide support to state and local housing finance agencies so that such agencies can continue to meet their mission of providing affordable financing for both single-family and

60	Freddie Mac

multifamily housing. Our share of the support provided under two components of this initiative (the Temporary Credit and Liquidity Facilities Initiative and the New Issue Bond Initiative) is an aggregate of $11.7 billion; and

•	we completed multifamily Structured Transactions during 2009 which totaled approximately $2.4 billion.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. We also receive substantial support from the Federal Reserve. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. Recent developments concerning this support include the following:

•	on December 24, 2009, FHFA, acting on our behalf in its capacity as Conservator, and Treasury further amended the Purchase Agreement to provide that: (i) the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012; and (ii) the annual 10% reduction in the size of our mortgage-related investments portfolio, the first of which is effective on December 31, 2010, will be calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual balance of the mortgage-related investments portfolio, as of December 31 of the preceding year. This is intended to provide us with additional flexibility to meet the portfolio reduction requirement. Therefore, the size of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010. Under the amended Purchase Agreement, the size of the mortgage-related investments portfolio for purposes of the annual limit will be based on unpaid principal balance, rather than the amount that would appear on our consolidated balance sheet in accordance with GAAP, and the related limitation on the amount of our indebtedness will be based on the par value of our indebtedness. In each case, the limitations will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. The Purchase Agreement was also amended to provide that the determination and payment of the periodic commitment fee that we must pay to Treasury will be delayed by one year, and must now be set no later than December 31, 2010 and will be payable quarterly beginning March 31, 2011. To date, we received an aggregate of $50.7 billion in funding under the Purchase Agreement;

•	in November 2008, the Federal Reserve established a program to purchase: (i) our direct obligations and those of Fannie Mae and the FHLBs; and (ii) mortgage-related securities issued by us, Fannie Mae and Ginnie Mae. According to information provided by the Federal Reserve, it held $64.1 billion of our direct obligations and had net purchases of $400.9 billion of our mortgage-related securities under this program as of February 10, 2010. In September 2009, the Federal Reserve announced that it would gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that its purchases under this program will be completed by the end of the first quarter of 2010;

•	in September 2008, Treasury established a program to purchase mortgage-related securities issued by us and Fannie Mae. This program expired on December 31, 2009. According to information provided by Treasury, it held $197.6 billion of mortgage-related securities issued by us and Fannie Mae as of December 31, 2009 previously purchased under this program; and

•	in September 2008, we entered into the Lending Agreement with Treasury, pursuant to which Treasury established a secured lending credit facility that was available to us as a liquidity back-stop. The Lending Agreement expired on December 31, 2009. We did not make any borrowings under the Lending Agreement.

For information on the potential impact of the completion of the Federal Reserve’s mortgage-related securities and debt purchase programs on our business, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.” We do not believe we have experienced any adverse effects on our business from the expiration of the Lending Agreement (which occurred after the December 2009 amendment to the Purchase Agreement) or the expiration of Treasury’s mortgage-related securities purchase program.

For more information on the programs and agreements described above, see “BUSINESS — Conservatorship and Related Developments.”

2010 Significant Changes in Accounting Standards — Accounting for Transfers of Financial Assets and Consolidation of VIEs

We use separate securitization trusts in our securities issuance process for the purpose of managing the receipts and payments of cash flow of our PCs and Structured Securities. Prior to January 1, 2010, these trusts met the definition of QSPEs and were therefore not subject to consolidation analysis. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs are now required to be evaluated for consolidation. Based on our evaluation, we determined that, under the new consolidation guidance, we are the primary beneficiary of our single-

61	Freddie Mac

family PC trusts and certain Structured Transactions. Therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts at their unpaid principal balances. As such, we will prospectively recognize on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. Correspondingly, we will also prospectively recognize single-family PCs and certain Structured Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties.

The cumulative effect of these changes in accounting principles as of January 1, 2010 is a net decrease of approximately $11.7 billion to total equity (deficit), which includes the changes to the opening balances of AOCI and retained earnings (accumulated deficit).

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements — Accounting for Transfers of Financial Assets and Consolidation of VIEs” to our consolidated financial statements for additional information regarding these changes and a description of how these changes are expected to impact our results and financial statement presentation.

Housing and Economic Conditions and Impact on 2009 Results

During 2009, both the U.S. economy and the U.S. residential mortgage market remained weak. The combined effect of increased unemployment rates and declines in home values that began in 2006, contributed to increases in residential mortgage delinquency rates. Adverse market developments have been the principal drivers of our large credit losses in 2009 and we expect the residential mortgage market will continue to remain weak in 2010.

We estimate that home prices decreased nationwide by approximately 0.8% during 2009, based on our own index of our single-family mortgage portfolio, compared to an estimated decrease of 11.7% during 2008. We attribute the relative stability of home prices in 2009 to:

•	increased demand for housing due to the first-time homebuyer tax credit combined with historically low mortgage rates;

•	increased housing affordability due to the home price declines that began in 2006; and

•	decreased supply of housing due to declines in new construction and the slowdown in foreclosures due to foreclosure suspensions.

We estimate that there was a national decline in home prices from June 2006 through December 2009 of approximately 18%, based on our own index. Other indices of home price changes may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own. The cumulative decline and volatility in home prices that began in 2006 was particularly large in California, Florida, Arizona and Nevada, which comprised approximately 25% of the loans in our single-family mortgage portfolio as of December 31 2009. We estimate that home prices, as measured by our index, increased (declined) by 4.6%, (5.1)%, (8.1)% and (13.2)% in California, Florida, Arizona and Nevada, respectively, during 2009 and declined by approximately 26%, 26%, 26% and 32% during 2008.

Unemployment rates worsened significantly during 2009, reaching 10.0% at the national level as of December 31, 2009. The U.S. Bureau of Labor Statistics reported unemployment rates in California, Florida, Arizona and Nevada of 12.4%, 11.8%, 9.1% and 13.0% as of December 31, 2009, respectively.

We experienced a substantial increase in the number of delinquent loans in our single-family mortgage portfolio during 2009. We also observed a significant increase in market-reported delinquency rates for mortgages serviced by financial institutions during 2009, not only for subprime and Alt-A loans, but also for prime loans. This delinquency data suggests that continuing home price declines and growing unemployment significantly affected behavior over a broader segment of mortgage borrowers, increasing numbers of whom are “underwater,” or owing more on their mortgage loans than their homes are currently worth. Our loan loss severities, or the average amount of recognized losses per loan, increased during 2009, especially in California, Florida, Arizona and Nevada, where we have significant concentrations of mortgage loans with higher average loan balances than in other states. As a result of these and other factors, we experienced substantial single-family credit losses in 2009, and significantly increased our loan loss reserves.

Our multifamily mortgage portfolio was negatively impacted by higher rates of unemployment and further deterioration in multifamily market fundamentals such as higher property vacancy rates and declines in the average monthly apartment rental rates, which adversely affected our multifamily borrowers.

The market conditions during 2009 led to deterioration in the performance of the non-agency mortgage-related securities we own. Furthermore, the mortgage-related securities backed by subprime, Alt-A and option ARM loans have concentrations in the states that are undergoing the greatest economic stress, including California, Florida, Arizona and Nevada. As a result of these and other factors, we recognized substantial impairments of available-for-sale securities in our earnings during 2009.

62	Freddie Mac

Consolidated Results of Operations — 2009 versus 2008

Net loss attributable to Freddie Mac was $21.6 billion and $50.1 billion for 2009 and 2008, respectively. Net loss decreased during 2009 compared to 2008, principally due to higher net interest income, improved mark-to-fair value results on derivatives, our guarantee asset and trading securities, and lower other-than-temporary impairment losses recognized in earnings. These improvements were partially offset by increases in provision for credit losses, write-downs of our LIHTC partnership investments and losses on loans purchased. Income tax benefit (expense) was $0.8 billion and $(5.6) billion for 2009 and 2008, respectively. In 2008, the income tax expense resulted from our establishment of a partial valuation allowance against our net deferred tax asset. Our net loss attributable to common stockholders of $25.7 billion for 2009, reflected $4.1 billion of dividends on the senior preferred stock.

Net interest income was $17.1 billion for 2009, compared to $6.8 billion for 2008. In 2009, we held higher amounts of fixed-rate mortgage loans and investments in agency mortgage-related securities and had lower funding costs, due to significantly lower interest rates on our short- and long-term borrowings, as compared to 2008. These items were partially offset by the impact of declining short-term interest rates on floating-rate mortgage-related and non-mortgage-related securities. Net interest income in 2009 also benefited from the funds we received from Treasury under the Purchase Agreement. These funds generate net interest income because the costs of such funds are not reflected in interest expense, but instead are reflected as dividends paid on senior preferred stock.

Non-interest income (loss) was $(2.7) billion for 2009 compared to $(29.2) billion for 2008. The increase in non-interest income for 2009 was primarily due to changes in interest rates resulting in improved mark-to-fair value results related to derivatives (increase of $15.7 billion), our guarantee asset (increase of $10.4 billion) and trading securities (increase of $3.9 billion). Non-interest income (loss) also increased for 2009 due to lower other-than-temporary impairment losses recognized in earnings of $6.5 billion, primarily as a result of our adoption of an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. These improvements in non-interest income (loss) were partially offset by a $3.7 billion increase in LIHTC partnerships expense in 2009, which reflects our write down of the carrying value of these assets to zero at December 31, 2009. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information.

Non-interest expense increased to $36.7 billion in 2009 from $22.2 billion in 2008 primarily due to a $13.1 billion increase in provision for credit losses, which was due to continued credit deterioration in our single-family mortgage portfolio, and principally resulted from further increases in delinquency rates and higher loss severities on a per-property basis. Multifamily provision for credit losses increased in 2009 as a result of deterioration in the multifamily market as well. Also contributing to the increase in non-interest expense was a $3.1 billion increase in losses on loans purchased, which was primarily due to lower fair values on these loans and a higher volume of purchases of modified loans out of PCs in 2009.

Consolidated Results of Operations — 2008 versus 2007

Net loss was $50.1 billion and $3.1 billion for 2008 and 2007, respectively. Net loss increased during 2008 compared to 2007, principally due to an increase in credit-related expenses, impairment losses on interest-only mortgage securities and certain non-agency mortgage-related securities, the establishment of a partial valuation allowance against our net deferred tax assets and increased losses on our derivative portfolio and guarantee asset. We refer to the combination of our provision for credit losses and REO operations expense as credit-related expenses when we use this term and specifically exclude other market-based impairment losses. These loss and expense items for 2008 were partially offset by higher net interest income and higher income on our guarantee obligation as well as lower losses on certain credit guarantees and lower losses on loans purchased due to changes in our operational practice of purchasing delinquent loans out of PC securitization pools.

Net interest income was $6.8 billion for 2008, compared to $3.1 billion for 2007. We held higher amounts of fixed-rate agency mortgage-related securities at significantly wider spreads relative to our funding costs during 2008 as compared to 2007. Non-interest income (loss) was $(29.2) billion and $(0.3) billion for 2008 and 2007, respectively. The increase in non-interest loss during 2008 was primarily due to higher security impairments, higher derivative losses excluding foreign-currency related effects, and higher losses on our guarantee asset driven by increased uncertainty in the market and declines in long-term interest rates. Non-interest expense for 2008 and 2007 totaled $22.2 billion and $8.8 billion, respectively, and included credit-related expenses of $17.5 billion and $3.1 billion, respectively. Administrative expenses totaled $1.5 billion for 2008, down from $1.7 billion for 2007 as we implemented several cost reduction measures.

Two accounting changes had a significant positive impact on our financial results for 2008. Upon adoption of an amendment to the accounting standards for fair value measurements and disclosures on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by the initial measurement guidance for guarantees. As a result, prospectively from January 1, 2008, we no longer record estimates of deferred gains or immediate, “day one” losses on most guarantees. Also effective January 1, 2008, we adopted an amendment to the accounting standards for the fair value option for financial assets and liabilities, which permits companies

63	Freddie Mac

to choose to measure certain eligible financial instruments at fair value that are not currently required to be measured at fair value in order to mitigate volatility in reported earnings caused by measuring assets and liabilities differently. We initially elected the fair value option for certain available-for-sale mortgage-related securities and our foreign-currency denominated debt. Upon adoption of the fair value option, we recognized a $1.0 billion after-tax increase to our retained earnings (accumulated deficit) at January 1, 2008. For more information, see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”

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

Table 6 presents Segment Earnings by segment and the All Other category and includes a reconciliation of Segment Earnings to net income (loss) attributable to Freddie Mac prepared in accordance with GAAP.

Table 6 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)(1)

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Segment Earnings, net of taxes:
Investments	$(646)	$(1,400)	$1,816
Single-family Guarantee	(17,831)	(9,318)	(256)
Multifamily	261	589	610
All Other	(17)	134	(103)
Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Derivative- and debt-related adjustments	4,247	(13,219)	(5,667)
Credit guarantee-related adjustments	2,416	(3,928)	(3,268)
Investment sales, debt retirements and fair value-related adjustments	321	(10,462)	987
Fully taxable-equivalent adjustments	(387)	(419)	(388)

Total pre-tax adjustments	6,597	(28,028)	(8,336)
Tax-related adjustments(2)	(9,917)	(12,096)	3,175

Total reconciling items, net of taxes	(3,320)	(40,124)	(5,161)

GAAP net loss attributable to Freddie Mac	$(21,553)	$(50,119)	$(3,094)

(1)	In the third quarter of 2009, we reclassified our investments in CMBS and all related income and expenses from the Investments segment to the Multifamily segment. Prior periods have been reclassified to conform to the current presentation.
(2)	2009 and 2008 include a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $7.9 billion and $22 billion, respectively, that are not included in Segment Earnings.

Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) attributable to Freddie Mac for certain investment-related activities and credit guarantee-related activities. Segment Earnings includes certain reclassifications among income and expense categories that have no impact on net income (loss) but provide us with a meaningful metric to assess the performance of each segment and our company as a whole. Segment Earnings does not include the effect of the establishment of the valuation allowance against our deferred tax assets, net. For more information on Segment Earnings, including the adjustments made to GAAP net income (loss) attributable to Freddie Mac to calculate Segment Earnings and the limitations of Segment Earnings as a measure of our financial performance, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 17: SEGMENT REPORTING” to our consolidated financial statements.

Consolidated Balance Sheets Analysis

During 2009, total assets decreased by $9.2 billion to $841.8 billion while total liabilities decreased by $44.2 billion to $837.4 billion. Total equity (deficit) was $4.4 billion at December 31, 2009 compared to $(30.6) billion at December 31, 2008.

Our cash and cash equivalents increased by $19.4 billion during 2009 to $64.7 billion. We received $6.1 billion and $30.8 billion in June 2009 and March 2009, respectively, pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of March 31, 2009 and December 31, 2008, respectively. Based upon our positive net worth at both September 30, 2009 and June 30, 2009, we did not receive any additional funding from Treasury during the last six months of 2009.

The unpaid principal balance of our investments in mortgage-related securities decreased 11.1%, or $76.8 billion, during 2009 to $616.5 billion. The decrease in our investments in mortgage-related securities is attributable to a relative lack of favorable investment opportunities, as evidenced by tighter spreads on agency mortgage-related securities. We believe these tighter spread levels were driven by the Federal Reserve’s and Treasury’s agency mortgage-related securities purchase

64	Freddie Mac

programs. Treasury’s purchase program expired on December 31, 2009 and the Federal Reserve is expected to complete its purchase program by the end of the first quarter of 2010. Once this occurs, it is possible that spreads could widen again, which might create favorable investment opportunities. However, we may be limited in our ability to take advantage of any favorable investment opportunities in future periods because, under the Purchase Agreement and FHFA regulation, the unpaid principal balance of our mortgage-related investments portfolio must decline by 10% per year until it reaches $250 billion. Due to this requirement, the unpaid principal balance of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010. Treasury has stated it does not expect us to be an active buyer to increase the size of our mortgage-related investments portfolio, and also does not expect that active selling will be necessary to meet the required portfolio reduction targets. FHFA has also stated its expectation in the Acting Director’s February 2, 2010 letter that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools.

The unpaid principal balance of our mortgage loans increased 24.5%, or $27.3 billion, during 2009 to $138.8 billion. The increase in mortgage loans was primarily due to increased investment opportunities in multifamily mortgage loans as a result of limited market participation by non-GSE investors during 2009. Our investment in single-family mortgage loans also increased in 2009 due to purchases of modified and delinquent loans out of PC pools.

Short-term debt decreased by $91.1 billion during 2009 to $344.0 billion, and long-term debt increased by $28.7 billion to $436.6 billion. As a result, our outstanding short-term debt, including the current portion of long-term debt, decreased as a percentage of our total debt outstanding to 44% at December 31, 2009 from 52% at December 31, 2008. The increase in our long-term debt reflects the improvement during 2009 of spreads on our debt and our continued favorable access to the debt markets. We believe the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program have contributed to this improvement. In addition, during 2009, consistent with our efforts to reduce funding costs, we made several tender offers to purchase our more costly debt securities.

Our reserve for guarantee losses on PCs increased by $17.5 billion to $32.4 billion during 2009 as a result of an increase in probable incurred losses, primarily attributable to the overall macroeconomic environment, including continued weakness in the housing market and high unemployment.

Total equity (deficit) increased from $(30.6) billion at December 31, 2008 to $4.4 billion at December 31, 2009, reflecting increases due to (i) $36.9 billion we received from Treasury under the Purchase Agreement during 2009, (ii) a $17.8 billion decrease in our unrealized losses in AOCI, net of taxes, on our available-for-sale securities and (iii) an increase in retained earnings (accumulated deficit) of $15.0 billion, and a corresponding adjustment of $(9.9) billion net of taxes, to AOCI, as a result of the April 1, 2009 adoption of an amendment to the accounting standards for investments in debt and equity securities. These increases in total equity (deficit) were partially offset by an $21.6 billion net loss for 2009, and $4.1 billion of senior preferred stock dividends for 2009. The $17.8 billion decrease in the unrealized losses in AOCI, net of taxes, on our available-for-sale securities during 2009 was largely due to (i) improvements in the market values of agency and non-agency available-for-sale mortgage-related securities and (ii) the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities.

Consolidated Fair Value Results

During 2009, the fair value of net assets, before capital transactions, increased by $0.3 billion compared to a $120.9 billion decrease during 2008. The fair value of net assets as of December 31, 2009 was $(62.5) billion, compared to $(95.6) billion as of December 31, 2008. Our fair value results for 2009 reflect the $36.9 billion we received from Treasury and $4.1 billion of dividends paid to Treasury on our senior preferred stock during 2009 under the Purchase Agreement. The increase in the fair value of our net assets, before capital transactions, during 2009 was principally related to an increase in the fair value of our mortgage loans and our investments in mortgage-related securities, resulting from higher core spread income and net tightening of mortgage-to-debt OAS.

Liquidity and Capital Resources

Liquidity

Our access to the debt markets improved since the height of the credit crisis in the fall of 2008, and spreads on our debt remained favorable during 2009. Treasury and the Federal Reserve have taken a number of actions in recent periods that have contributed to this improvement in our access to debt financing, including the following:

•	Treasury entered into the Lending Agreement with us on September 18, 2008, pursuant to which Treasury established a secured lending facility that was available to us as a liquidity backstop. The Lending Agreement expired on December 31, 2009, and we did not make any borrowings under it;

•	the Federal Reserve implemented a program to purchase, in the secondary market, up to $175 billion in direct obligations of Freddie Mac, Fannie Mae, and the FHLBs. The Federal Reserve announced that it would gradually

65	Freddie Mac

slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that the purchases under this program will be completed by the end of the first quarter of 2010; and

•	on December 24, 2009, the Purchase Agreement was amended to, among other items, provide that the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in Freddie Mac’s net worth during 2010, 2011 and 2012.

We believe that the increased support provided by Treasury pursuant to the December 2009 amendment to the Purchase Agreement will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities over the next three years, although the costs of our debt funding could vary. The completion of the Federal Reserve’s debt purchase program could negatively affect the availability of longer-term debt funding as well as the spreads on our debt, and thus increase our debt funding costs. Debt spreads generally refer to the difference between the yields on our debt securities and the yields on a benchmark index or security, such as LIBOR or Treasury bonds of similar maturity. We do not believe we have experienced any adverse impacts on our access to the debt markets from the expiration of the Lending Agreement, which occurred after the December 2009 amendment to the Purchase Agreement. See “RISK FACTORS” for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

Due to the expiration of the Lending Agreement, we no longer have a liquidity backstop available to us (other than draws from Treasury under the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority) if we are unable to obtain funding from issuances of debt or other conventional sources. At present, we are not able to predict the likelihood that a liquidity backstop will be needed, or to identify the alternative sources of liquidity that might be available to us if needed, other than draws from Treasury under the Purchase Agreement or Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority. In addition, market conditions could limit the availability of our investments in mortgage-related assets as a significant source of funding.

Based on the current aggregate liquidation preference of the senior preferred stock, Treasury is entitled to annual cash dividends of $5.2 billion, which exceeds our annual historical earnings in most periods. To date, we have paid $4.3 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010), will have an adverse impact on our future financial condition and net worth.

The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury.

Capital Resources

FHFA suspended capital classification of us during conservatorship in light of the Purchase Agreement. The Purchase Agreement provides that, if FHFA, as Conservator, determines as of quarter end that our liabilities have exceeded our assets under GAAP, upon FHFA’s request on our behalf, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets, up to the maximum aggregate amount that may be funded under the Purchase Agreement. At December 31, 2009, our assets exceeded our liabilities by $4.4 billion. Because we had positive net worth as of December 31, 2009, FHFA has not submitted a draw request on our behalf to Treasury for any additional funding under the Purchase Agreement. The aggregate liquidation preference of the senior preferred stock was $51.7 billion as of December 31, 2009.

As previously discussed, due to the implementation of changes to the accounting standards for transfers of financial assets and consolidation of VIEs, we recognized a decrease of approximately $11.7 billion to total equity (deficit) on January 1, 2010, which will increase the likelihood that we will require a draw from Treasury under the Purchase Agreement for the first quarter of 2010.

We expect to make additional draws under the Purchase Agreement in future periods, due to a variety of factors that could materially affect the level and volatility of our net worth. For additional information concerning the potential impact of the Purchase Agreement, including the impact of making additional draws, see “RISK FACTORS.” For additional information on our capital management during conservatorship and factors that could affect the level and volatility of our net worth, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Resources” and “NOTE 11: REGULATORY CAPITAL” to our consolidated financial statements.

Risk Management

Our total mortgage portfolio is subject primarily to two types of credit risk: mortgage credit risk and institutional credit risk. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee.

66	Freddie Mac

We are exposed to mortgage credit risk on our total mortgage portfolio because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other mortgage-related guarantee. Institutional credit risk is the risk that a counterparty that has entered into a business contract or arrangement with us will fail to meet its obligations. Our exposure to both mortgage and institutional credit risks remains high due to continued weakness in the mortgage and credit markets.

Institutional Credit Risk

Our primary institutional credit risk exposure arises from agreements with:

•	mortgage seller/servicers;

•	mortgage insurers;

•	issuers, guarantors or third-party providers of other credit enhancements (including bond insurers);

•	counterparties to short-term lending and other investment-related agreements and cash equivalent transactions, including such investments we manage for our PC trusts;

•	derivative counterparties;

•	hazard and title insurers;

•	mortgage investors and originators; and

•	document custodians and funds custodians.

A significant failure to perform by a major entity in one of these categories could have a material adverse effect on the assets in our total mortgage portfolio or other financial assets on our consolidated balance sheets. The weakened financial condition and liquidity position of some of our counterparties may adversely affect their ability to perform their obligations to us, or the quality of the services that they provide to us. Our exposure to individual counterparties may become more concentrated due to the needs of our business and consolidation in the industry. In addition, any efforts we take to reduce exposure to financially weakened counterparties could result in increased exposure among a smaller number of institutions. The failure of any of our primary counterparties to meet their obligations to us could have additional material adverse effects on our results of operations and financial condition.

In addition to obligations to us under certain recourse agreements, our seller/servicers are required to repurchase mortgages sold to us when we determine there are breaches of the representations and warranties made to us. In lieu of repurchase, we may choose to allow a seller/servicer to indemnify us against losses on such mortgages. Some of our seller/servicers failed to perform their repurchase obligations due to lack of financial capacity, while many of our larger, higher credit-quality seller/servicers have not fully performed their repurchase obligations in a timely manner. As of December 31, 2009 and 2008, we had outstanding repurchase requests to our seller/servicers with respect to loans with an unpaid principal balance of approximately $4 billion and $3 billion, respectively. At December 31, 2009, nearly 30% of our outstanding repurchase requests were outstanding for more than 90 days. Our credit losses may increase to the extent our seller/servicers do not fully meet their repurchase obligations. Enforcing repurchase obligations with lender customers who have the financial capacity to perform those obligations could also negatively impact our relationships with such customers and ability to retain market share.

Mortgage Credit Risk

Mortgage and credit market conditions remained challenging in 2009 due to a number of factors, including the following:

•	the effect of changes in other financial institutions’ underwriting standards in past years, which allowed the origination of significant amounts of higher risk mortgage products in 2006 and 2007 and the first half of 2008. These mortgages performed particularly poorly during the current housing and economic downturn, and have defaulted at historically high rates. However, even with the subsequent tightening of underwriting standards, economic conditions will continue to negatively impact more recent originations;

•	declines in home prices nationally and regionally since 2006;

•	increases in unemployment;

•	continued high incidence of institutional insolvencies;

•	higher levels of mortgage foreclosures and delinquencies;

•	continued delays in completing foreclosures due to extended timelines in many states and constraints on servicers’ capacity to service high volumes of delinquent loans;

•	continued high incidence of fraud by borrowers, mortgage brokers and other parties involved in real estate transactions;

67	Freddie Mac

•	significant volatility in interest rates;

•	continued low levels of liquidity in institutional credit markets;

•	rating agency downgrades of mortgage-related securities and financial institutions; and

•	declines in market rents and increased vacancy rates that cause declines in multifamily property values.

A number of factors make it difficult to predict when a sustained recovery in the mortgage and credit markets will occur, including, among others, uncertainty concerning the effect of current or any future government actions in these markets. Our assumption for home prices, based on our own index, continues to be for a further decline in national home prices over the near term before any sustained turnaround in housing begins, due to, among other factors:

•	our expectation for a significant increase in distressed sales, which include pre-foreclosure sales, foreclosure transfers and sales by financial institutions of their REO properties. This reflects, in part, the substantial backlog of delinquent loans lenders developed over recent periods, due to various foreclosure suspensions and the implementation of HAMP. We expect many of these loans will transition to REO and be sold in 2010. This may cause prices to decline further as the market absorbs the additional supply of homes for sale;

•	the scheduled expiration of the homebuyer tax credit in 2010;

•	our expectation that mortgage rates may increase in 2010 due to the completion of the Federal Reserve mortgage-backed securities purchase program, which will make it less affordable to buy a home; and

•	the likelihood of continued high unemployment rates.

Single-Family Mortgage Portfolio

The following statistics illustrate the credit deterioration of loans in our single-family mortgage portfolio, which consists of single-family mortgage loans that we hold and those underlying our PCs, Structured Securities and other mortgage-related guarantees.

68	Freddie Mac

Table 7 — Credit Statistics, Single-Family Mortgage Portfolio(1)

	As of
	12/31/2009	09/30/2009	06/30/2009	03/31/2009	12/31/2008

Delinquency rate(2)	3.87%	3.33%	2.78%	2.29%	1.72%
Non-performing assets, on balance sheet (in millions)(3)	$19,451	$17,334	$14,981	$13,445	$11,241
Non-performing assets, off-balance sheet (in millions)(3)	$85,395	$74,313	$61,936	$49,881	$36,718
Single-family loan loss reserve, as previously reported (in millions)	$ N/A	$29,174	$24,867	$22,403	$15,341
Single-family loan loss reserve, as adjusted (in millions)(4)	$33,026	$30,160	$25,457	$22,527	$15,341
REO inventory (in units)	45,047	41,133	34,699	29,145	29,340

	For the Three Months Ended
	12/31/2009	09/30/2009	06/30/2009	03/31/2009	12/31/2008
	(in units, unless noted)

Loan modifications(5)	15,805	9,013	15,603	24,623	17,695
REO acquisitions	24,749	24,373	21,997	13,988	12,296
REO disposition severity ratios(6)
California	43.3%	45.0%	45.6%	42.2%	36.7%
Florida	51.4%	50.7%	50.9%	47.9%	41.5%
Arizona	43.2%	42.7%	45.5%	41.9%	35.9%
Nevada	50.1%	48.8%	47.5%	38.9%	33.4%
Total U.S.	38.5%	39.2%	39.8%	36.7%	32.8%
Single-family credit losses (in millions)(7)	$2,498	$2,138	$1,906	$1,318	$1,151

(1)	See “OUR PORTFOLIOS” and “GLOSSARY” for information about our portfolios.
(2)	Single-family delinquency rate information is based on the number of loans that are 90 days or more past due and those in the process of foreclosure, excluding Structured Transactions. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 90 days delinquent under the modified terms. Our delinquency rates for our single-family mortgage portfolio including Structured Transactions were 3.98% and 1.83% at December 31, 2009 and 2008, respectively. See “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Performance — Delinquencies” for further information.
(3)	Consists of delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances, that have undergone a troubled debt restructuring or that are past due for 90 days or more or in foreclosure. Non-performing assets, on balance sheet include REO assets.
(4)	During the fourth quarter of 2009, we identified two errors in loss severity rate inputs used by our models to estimate our single-family loan loss reserves. These errors affected amounts previously reported. We have concluded that while these errors are not material to our previously issued consolidated financial statements for the first three quarters of 2009 or to our consolidated financial statements for the full year 2009, the cumulative impact of correcting these errors in the fourth quarter would have been material to the fourth quarter of 2009. We revised our previously reported results for the first three quarters of 2009 to correct these errors in the appropriate quarterly period. These revisions resulted in a cumulative net increase to our loan loss reserves in the amounts of $124 million, $590 million and $986 million for the first, second and third quarters of 2009, respectively. We will appropriately revise the 2009 results in each of our quarterly filings on Form 10-Q when next presented throughout 2010.
(5)	Represents the number of modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, under which reduced or no payments are required during a defined period, repayment plans, which are separate agreements with the borrower to repay past due amounts and return to compliance with the original mortgage terms, and loans in the trial period under HAMP.
(6)	Calculated as the aggregate amount of our losses recorded on disposition of REO properties during the respective quarterly period divided by the aggregate unpaid principal balances of the related loans with the borrowers. The amount of losses recognized on disposition of the properties is equal to the amount by which the unpaid principal balance of the loans exceeds the amount of net sales proceeds from disposition of the properties. Excludes other related expenses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.
(7)	See footnote (3) of “Table 71 — Credit Loss Performance” for information on the composition of our credit losses.

As the table above illustrates, we experienced continued deterioration in the performance of our single-family mortgage portfolio during 2009 due to several factors, including the following:

•	the housing and economic downturn affected a broader group of borrowers. The unemployment rate in the U.S. rose from 7.4% at December 31, 2008 to 10.0% as of December 31, 2009 and we experienced a significant increase in the delinquency rate of fixed-rate amortizing loans, which is a more traditional mortgage product. The delinquency rate for single-family 30-year fixed-rate amortizing loans increased to 4.0% at December 31, 2009 as compared to 1.7% at December 31, 2008; and

•	certain loan groups within the single-family mortgage portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as 2006 and 2007 vintage loans, continue to be larger contributors to our worsening credit statistics than other loan groups. These loans have been more affected by declines in home prices that began in 2006, which resulted in erosion in the borrower’s equity. These loans are also concentrated in the West region. The West region comprised 27% of the unpaid principal balances of our single-family mortgage portfolio as of December 31, 2009, but accounted for 46% of our REO acquisitions in 2009, based on the related loan amount prior to our acquisition. In addition, states in the West region (especially California, Arizona and Nevada) and Florida tend to have higher average loan balances than the rest of the U.S. and were most affected by the steep home price declines during the last three years. California and Florida were the states with the highest credit losses in 2009, comprising 47% of our single-family credit losses on a combined basis.

The delinquency rates in our single-family mortgage portfolio increased throughout 2009, due in part to a slowing of the foreclosure process, due to HAMP and other loss mitigation programs, as well as extended foreclosure timelines in many states and servicer capacity constraints. A continuation of this trend, the eventual resolution of this large volume of loans (many of which we will ultimately foreclose upon) and the potential that home prices will remain under pressure increase the likelihood that our credit losses will remain high in 2010.

69	Freddie Mac

We believe the credit quality of the single-family loans we acquired in 2009 improved, as compared to loans acquired in recent years, as measured by original LTV ratios and FICO scores. We believe this improvement was the result of: (i) changes in underwriting guidelines we implemented during 2008 and into 2009; (ii) an increase in the relative amount of refinance mortgages we acquired in 2009; (iii) more of the loans originated in 2009 that had higher risk characteristics were insured by FHA and securitized through Ginnie Mae; and (iv) changes in mortgage insurers’ underwriting practices.

Multifamily Loan and Guarantee Portfolios

The following statistics show certain trends in our multifamily loan and guarantee portfolios, which consist of loans held by us on our consolidated balance sheets as well as those underlying PCs, Structured Securities and other financial guarantees, but excludes our guarantees of HFA bonds.

Table 8 — Credit Statistics, Multifamily Loan and Guarantee Portfolios

	As of
	12/31/2009	09/30/2009	06/30/2009	03/31/2009	12/31/2008

Delinquency rate — 60 days or more (in bps)(1)	19	14	15	10	3
Delinquency rate — 90 days or more (in bps)(1)	15	11	11	9	1
Non-performing assets, on balance sheet (in millions)(2)	$524	$380	$297	$309	$320
Non-performing assets, off-balance sheet (in millions)(2)	$218	$198	$154	$108	$63
Multifamily loan loss reserve (in millions)	$831	$404	$330	$275	$277

(1)	Based on the net carrying value of mortgages 60, or 90 days or more delinquent, respectively, and excludes multifamily Structured Transactions. The 90-day delinquency rate for multifamily loans, including Structured Transactions, was 16 bps and 3 bps as of December 31, 2009 and 2008, respectively.
(2)	Consists of loans that; (a) have undergone a troubled debt restructuring, (b) are more than 90 days past due, or (c) are deemed credit-impaired based on management’s judgment and are at least 30 days delinquent. Non-performing assets, on balance sheet include REO assets.

Due to a weakening employment market in the U.S. and other factors, apartment market fundamentals continued to deteriorate in 2009, as reflected by increased property vacancy rates and declining average monthly rental rates. This led to a decrease in net operating income of borrowers and a decline in market values of multifamily properties, which led to an increase in current LTV ratios and lower DSCRs. Given the significant weakness currently being experienced in the U.S. economy, it is likely that apartment fundamentals will continue to deteriorate during 2010, which could increase delinquencies and cause us to incur additional credit losses. Multifamily capital market conditions also deteriorated in 2009, with a significant decline in available credit and more strict underwriting requirements by investors. We were very active in the multifamily market in 2009 through our purchase or guarantee of new loans; however, we expect to have lower activity in 2010 since we believe loan volumes in the multifamily market will remain low or decline from 2009 levels.

The delinquency rate for multifamily loans on our consolidated balance sheets and underlying our PCs, Structured Securities and other mortgage guarantees, excluding Structured Transactions, on a combined basis, was 0.15% and 0.01% as of December 31, 2009 and 2008, respectively. Market fundamentals for multifamily properties we monitor have experienced the greatest deterioration during 2009 in Florida, Georgia, Texas and California. The majority of multifamily loans included in our delinquency rates are credit-enhanced for which we believe the credit enhancement will mitigate our expected losses on those loans.

Loss Mitigation

We have taken steps during 2009 designed to support homeowners and mitigate the growth of our non-performing assets. We continue to expand our efforts by increasing our use of foreclosure alternatives, increasing our staff and engaging certain vendors to assist our seller/servicers in completing loan modifications and initiating other outreach programs with the objective of keeping more borrowers in their homes. Currently, we are primarily focusing on initiatives that support the MHA Program. We also serve as the compliance agent under the MHA Program for certain foreclosure prevention activities, and we advise and consult with Treasury about the design, results and future improvement of the MHA Program.

Certain of the loss mitigation activities we implemented in 2008 and 2009 created fluctuations in our credit statistics. For example, our temporary suspensions of foreclosure transfers of occupied homes temporarily slowed the rate of growth of our REO inventory and of charge-offs, a component of our credit losses, during 2009, but caused our reserve for guarantee losses to rise. In addition, the implementation of HAMP in the second quarter of 2009 contributed to a temporary decrease in the number of completed loan modifications in the remainder of 2009. HAMP requires borrowers to enter into a trial period before these modifications become effective. Trial periods are required to last for at least three months. Borrowers did not begin entering into trial periods under HAMP in significant numbers until early in the third quarter and, in many cases, trial periods were extended beyond the initial three month period as HAMP guidelines were modified. These efforts also created an increase in the number of delinquent loans that remain in our single-family mortgage portfolio, which results in higher reported delinquency rates than would have occurred without the HAMP efforts or our temporary suspension of foreclosure transfers.

70	Freddie Mac

Our servicers have a key role in the success of our loss mitigation activities. The significant increases in delinquent loan volume and the deteriorating conditions of the mortgage market during 2008 and 2009 placed a strain on the loss mitigation resources of many of our mortgage servicers. To the extent servicers do not complete loan modifications with eligible borrowers or are unable to process the increasing volume of foreclosures, our credit losses could increase.

Investments in Non-Agency Mortgage-Related Securities

Our investments in non-agency mortgage-related securities also were affected by the weak credit conditions in 2009. The table below illustrates the increases in delinquency rates for loans that back our subprime first lien, option ARM and Alt-A securities and associated gross unrealized losses, pre-tax. Unrealized losses on non-agency mortgage-related securities at December 31, 2009 were impacted by poor underlying collateral performance, decreased liquidity and larger risk premiums in the non-agency mortgage market. Given our forecast that national home prices are likely to decline over the near term, the performance of the loans backing these securities could continue to deteriorate. For additional information on the unpaid principal balances and average credit enhancements of our investments in non-agency mortgage-related securities backed by subprime first lien, option ARM and Alt-A loans see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 29 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans.”

Table 9 — Credit Statistics, Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans

	As of
	12/31/2009	09/30/2009	06/30/2009	03/31/2009	12/31/2008
	(dollars in millions)

Delinquency rates:(1)
Non-agency mortgage-related securities backed by:
Subprime first lien	49%	46%	44%	42%	38%
Option ARM	45	42	40	36	30
Alt-A(2)	26	24	22	20	17
Cumulative collateral loss:(3)
Non-agency mortgage-related securities backed by:
Subprime first lien	13%	12%	10%	7%	6%
Option ARM	7	6	4	2	1
Alt-A(2)	4	3	3	2	1
Gross unrealized losses, pre-tax(4)(5)	$33,124	$38,039	$41,157	$27,475	$30,671

Total other-than-temporary impairment of available-for-sale securities for the three months ended(5)	$1,115	$3,235	$10,380	$6,956	$6,794
Portion of other-than-temporary impairment recognized in AOCI for the three months ended(5)	534	2,105	8,223	—	—

Net impairment of available-for-sale securities recognized in earnings for the three months ended(5)	$581	$1,130	$2,157	$6,956	$6,794

(1)	Based on the number of loans that are 60 days or more past due as reported by servicers.
(2)	Excludes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.
(3)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as a majority of the securities we hold include significant credit enhancements, particularly through subordination.
(4)	Gross unrealized losses, pre-tax, represent the aggregate of the amount by which amortized cost exceeds fair value measured at the individual lot level.
(5)	Upon the adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, the amount of credit losses and other-than-temporary impairment related to securities where we have the intent to sell or where it is more likely than not that we will be required to sell is recognized in our consolidated statements of operations within the line captioned net impairment on available-for-sale securities recognized in earnings. The amount of other-than-temporary impairment related to all other factors is recognized in AOCI. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” to our consolidated financial statements. Includes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.

We held unpaid principal balances of $100.7 billion of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans as of December 31, 2009, compared to $119.5 billion as of December 31, 2008. This decrease is due to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary prepayments on the underlying collateral representing a partial return of our investment in these securities. We recorded net impairment of available-for-sale securities recognized in earnings on non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans of approximately $10.8 billion during 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

Pre-tax unrealized losses on securities backed by subprime, option ARM, Alt-A and other loans reflected in AOCI were $33.1 billion at December 31, 2009. These unrealized losses include: (1) $15.3 billion, pre-tax ($9.9 billion, net of tax), of other-than-temporary impairment losses reclassified from retained earnings to AOCI as a result of the second quarter 2009 adoption of an amendment to the accounting standards for investments in debt and equity securities; and (2) increases in fair

71	Freddie Mac

value during 2009 of $12.8 billion primarily due to (i) tighter mortgage-to-debt OAS and (ii) the recognition in earnings of other-than-temporary impairments related to these securities.

We have significant credit enhancements on the majority of the non-agency mortgage-related securities backed by subprime first lien, option ARM and Alt-A loans we hold, particularly through subordination. These credit enhancements are one of the primary reasons we expect our actual losses, through principal or interest shortfalls, to be less than the fair value declines of these securities. However, during 2009, we experienced a rapid depletion of credit enhancements on certain of the securities backed by subprime first lien, option ARM and Alt-A loans due to poor performance of the underlying collateral.

Interest Rate and Other Market Risks

Our investments in mortgage loans and mortgage-related securities provide a source of liquidity and stability for the home mortgage finance system, but also expose us to interest rate risk and other market risks. The recent market environment has remained volatile. Throughout 2008 and 2009, we adjusted our interest rate risk models to reflect rapidly changing market conditions. In particular, these models were adjusted during 2009 to reflect changes in prepayment expectations resulting from the MHA Program, including mortgage refinancing expectations. During 2009, our interest rate risk, as measured by PMVS and duration gap, remained consistently low. For more information, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud and failures of the technology used to support our business activities. Our risks of operational failure may be increased by vacancies or turnover in officer and key business unit positions and failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely and reliable financial reporting, or result in other adverse consequences.

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2009. As of December 31, 2009, we had one material weakness which remained unremediated related to conservatorship, causing us to conclude that both our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2009. Given the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. In view of our mitigating activities related to the material weakness, we believe that our consolidated financial statements for the year ended December 31, 2009 have been prepared in conformity with GAAP. For additional information on our disclosure controls and procedures and related material weakness in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

Effective January 1, 2010, we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. We face significant operational risk with respect to the operational and systems changes we have been required to make in connection with our adoption of these amendments. For more information, see “RISK FACTORS — Business and Operational Risks — We face additional risks related to our adoption of changes in accounting standards related to securitization entities” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements — Accounting for Transfers of Financial Assets and Consolidation of VIEs” to our consolidated financial statements.

Off-Balance Sheet Arrangements

We enter into certain business arrangements that are not currently recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity for which we record guarantee assets and obligations, but the related securitized assets are owned by third parties. These off-balance sheet arrangements may expose us to potential losses in excess of the amounts currently recorded on our consolidated balance sheets.

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs, Structured Securities and other mortgage-related guarantees is primarily represented by the unpaid principal balance of the related loans and securities held by third parties, which was $1,495 billion and $1,403 billion at December 31, 2009 and December 31, 2008, respectively. Based on our historical credit losses, which in the fourth quarter of 2009 averaged approximately 51 basis points of the aggregate unpaid principal balance of our total mortgage portfolio, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees. See “OFF-BALANCE SHEET ARRANGEMENTS” for further information.

Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs must now be evaluated for consolidation. As a result, commencing in the first quarter of 2010, we have consolidated our

72	Freddie Mac

single-family PCs and certain of our Structured Transactions on our consolidated balance sheets on a prospective basis. The consolidation of these entities will significantly reduce the amount of our off-balance sheet arrangements.

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

2010 Significant Changes in Accounting Standards — Accounting for Transfers of Financial Assets and Consolidation of VIEs

Effective January 1, 2010, we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. The adoption of these amendments will have a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010. As a result of adoption, our results of operations for the three months ended March 31, 2010 will reflect the consolidation of our single-family PC trusts and certain of our Structured Transactions.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements — Accounting for Transfers of Financial Assets and Consolidation of VIEs” to our consolidated financial statements for additional information on the impacts of adoption.

Table 10 — Summary Consolidated Statements of Operations — GAAP Results

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Net interest income	$17,073	$6,796	$3,099
Non-interest income (loss):
Management and guarantee income	3,033	3,370	2,635
Gains (losses) on guarantee asset	3,299	(7,091)	(1,484)
Income on guarantee obligation	3,479	4,826	1,905
Derivative gains (losses)	(1,900)	(14,954)	(1,904)
Gains (losses) on investments:
Impairment-related(1):
Total other-than-temporary impairment of available-for-sale securities	(23,125)	(17,682)	(365)
Portion of other-than-temporary impairment recognized in AOCI	11,928	—	—

Net impairment of available-for-sale securities recognized in earnings	(11,197)	(17,682)	(365)
Other gains (losses) on investments	5,841	1,574	659

Total gains (losses) on investments	(5,356)	(16,108)	294
Gains (losses) on debt recorded at fair value	(404)	406	—
Gains (losses) on debt retirement	(568)	209	345
Recoveries on loans impaired upon purchase	379	495	505
Foreign-currency gains (losses), net	—	—	(2,348)
Low-income housing tax credit partnerships	(4,155)	(453)	(469)
Trust management income (expense)	(761)	(70)	18
Other income	222	195	228

Non-interest income (loss)	(2,732)	(29,175)	(275)

Non-interest expense:
Administrative expense	(1,651)	(1,505)	(1,674)
Provision for credit losses	(29,530)	(16,432)	(2,854)
REO operations expense	(307)	(1,097)	(206)
Losses on certain credit guarantees	—	(17)	(1,988)
Losses on loans purchased	(4,754)	(1,634)	(1,865)
Securities administrator loss on investment activity	—	(1,082)	—
Other expenses	(483)	(418)	(226)

Non-interest expense	(36,725)	(22,185)	(8,813)

Loss before income tax benefit (expense)	(22,384)	(44,564)	(5,989)
Income tax benefit (expense)	830	(5,552)	2,887

Net loss	(21,554)	(50,116)	(3,102)
Less: Net (income) loss attributable to noncontrolling interest	1	(3)	8

Net loss attributable to Freddie Mac	$(21,553)	$(50,119)	$(3,094)

(1)	We adopted an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” to our consolidated financial statements for further information.

73	Freddie Mac

Net Interest Income

Table 11 summarizes our net interest income and net interest yield and provides an attribution of changes in annual results to changes in interest rates or changes in volumes of our interest-earning assets and interest-bearing liabilities. Average balance sheet information is presented because we believe end-of-period balances are not representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance was calculated for the period. When daily weighted average balance information was not available, a simple monthly average balance was calculated.

74	Freddie Mac

Table 11 — Average Balance, Net Interest Income and Rate/Volume Analysis

	Year Ended December 31,
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income	Average	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Mortgage loans(3)(4)	$127,429	$6,815	5.35%	$93,649	$5,369	5.73%	$70,890	$4,449	6.28%
Mortgage-related securities(5)	675,167	32,563	4.82	661,756	34,263	5.18	645,844	34,893	5.40
Non-mortgage-related securities(5)	16,471	727	4.42	19,757	804	4.07	32,724	1,694	5.18
Cash and cash equivalents	50,190	193	0.38	28,137	618	2.19	11,186	594	5.31
Federal funds sold and securities purchased under agreements to resell	28,524	48	0.17	23,018	423	1.84	24,469	1,280	5.23

Total interest-earning assets	$897,781	$40,346	4.49	$826,317	$41,477	5.02	$785,113	$42,910	5.46

Interest-bearing liabilities:
Short-term debt	$287,259	$(2,234)	(0.78)	$244,569	$(6,800)	(2.78)	$174,418	$(8,916)	(5.11)
Long-term debt(6)	557,184	(19,916)	(3.57)	561,261	(26,532)	(4.73)	576,973	(29,148)	(5.05)

Total debt	844,443	(22,150)	(2.62)	805,830	(33,332)	(4.14)	751,391	(38,064)	(5.07)
Due to Participation Certificate investors(7)	—	—	—	—	—	—	7,820	(418)	(5.35)

Total interest-bearing liabilities	844,443	(22,150)	(2.62)	805,830	(33,332)	(4.14)	759,211	(38,482)	(5.07)
Expense related to derivatives(8)		(1,123)	(0.13)		(1,349)	(0.17)		(1,329)	(0.17)
Impact of net non-interest-bearing funding	53,338	—	0.16	20,487	—	0.11	25,902	—	0.17

Total funding of interest-earning assets	$897,781	$(23,273)	(2.59)	$826,317	$(34,681)	(4.20)	$785,113	$(39,811)	(5.07)

Net interest income/yield		$17,073	1.90		$6,796	0.82		$3,099	0.39
Fully taxable-equivalent adjustments(9)		388	0.04		404	0.05		392	0.05

Net interest income/yield (fully taxable-equivalent basis)		$17,461	1.94%		$7,200	0.87%		$3,491	0.44%

	2009 vs. 2008 Variance			2008 vs. 2007 Variance
	Due to			Due to
			Total			Total
	Rate(10)	Volume(10)	Change	Rate(10)	Volume(10)	Change
	(in millions)

Interest-earning assets:
Mortgage loans	$(381)	$1,827	$1,446	$(411)	$1,331	$920
Mortgage-related securities(5)	(2,384)	684	(1,700)	(1,476)	846	(630)
Non-mortgage related securities(5)	65	(142)	(77)	(313)	(577)	(890)
Cash and cash equivalents	(714)	289	(425)	(496)	520	24
Federal funds sold and securities purchased under agreements to resell	(457)	82	(375)	(785)	(72)	(857)

Total interest-earning assets	$(3,871)	$2,740	$(1,131)	$(3,481)	$2,048	$(1,433)

Interest-bearing liabilities:
Short-term debt	$5,587	$(1,021)	$4,566	$4,936	$(2,820)	$2,116
Long-term debt(6)	6,424	192	6,616	1,837	779	2,616

Total debt	12,011	(829)	11,182	6,773	(2,041)	4,732
Due to Participation Certificate investors(7)	—	—	—	—	418	418

Total interest-bearing liabilities	12,011	(829)	11,182	6,773	(1,623)	5,150
Expense related to derivatives(8)	226	—	226	(20)	—	(20)

Total funding of interest-earning assets	$12,237	$(829)	$11,408	$6,753	$(1,623)	$5,130

Net interest income	$8,366	$1,911	$10,277	$3,272	$425	$3,697
Fully taxable-equivalent adjustments(9)	(49)	33	(16)	(9)	21	12

Net interest income (fully taxable-equivalent basis)	$8,317	$1,944	$10,261	$3,263	$446	$3,709

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effects of mark-to-fair-value changes.
(3)	Non-performing loans, where interest income is recognized when collected, are included in average balances.
(4)	Loan fees included in mortgage loan interest income were $78 million, $102 million and $290 million for 2009, 2008 and 2007, respectively.
(5)	Interest income (expense) includes the portion of impairment charges recognized in earnings expected to be recovered.
(6)	Includes current portion of long-term debt.
(7)	As a result of the creation of the securitization trusts in December 2007, due to Participation Certificate investors interest expense is now recorded in trust management income (expense) on our consolidated statements of operations. See “Non-Interest Income (Loss) — Trust Management Income (Expense)” for additional information about due to Participation Certificate investors interest expense.
(8)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt and mortgage purchase transactions affect earnings. 2008 also includes the accrual of periodic cash settlements of all derivatives in qualifying hedge accounting relationships.
(9)	The determination of net interest income/yield (fully taxable-equivalent basis), which reflects fully taxable-equivalent adjustments to interest income, involves the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes using our federal statutory tax rate of 35%.
(10)	Rate and volume changes are calculated on the individual financial statement line item level. Combined rate/volume changes were allocated to the individual rate and volume change based on their relative size.

75	Freddie Mac

Table 12 summarizes components of our net interest income.

Table 12 — Net Interest Income

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Contractual amounts of net interest income	$18,907	$9,001	$6,038
Amortization income (expense), net:(1)
Accretion of impairments on available-for-sale securities(2)	1,180	551	4
Asset-related amortization	(1,082)	(259)	(272)
Long-term debt-related amortization	(809)	(1,148)	(1,342)

Total amortization income (expense), net	(711)	(856)	(1,610)
Expense related to derivatives:
Amortization of deferred balances in AOCI(3)	(1,123)	(1,257)	(1,329)
Accrual of periodic settlements of derivatives:(4)
Pay-fixed swaps	—	(92)	—

Total accrual of periodic settlements of derivatives	—	(92)	—

Total expense related to derivatives	(1,123)	(1,349)	(1,329)

Net interest income	17,073	6,796	3,099
Fully taxable-equivalent adjustments(5)	388	404	392

Net interest income (fully taxable-equivalent basis)	$17,461	$7,200	$3,491

(1)	Represents amortization related to premiums, discounts, deferred fees and other adjustments to the carrying value of our financial instruments and the reclassification of previously deferred balances from AOCI for certain derivatives in cash flow hedge relationships related to individual debt issuances and mortgage purchase transactions.
(2)	The portion of the impairment charges recognized in earnings expected to be recovered is recognized as net interest income. Upon our adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, previously recognized non-credit-related other-than-temporary impairments are no longer accreted into net interest income.
(3)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt and mortgage purchase transactions affect earnings.
(4)	Reflects the accrual of periodic cash settlements of all derivatives in qualifying hedge accounting relationships.
(5)	The determination of net interest income (fully taxable-equivalent basis), which reflects fully taxable-equivalent adjustments to interest income, involves the conversion of tax-exempt sources of interest income to the equivalent amounts of interest income that would be necessary to derive the same net return if the investments had been subject to income taxes using our federal statutory tax rate of 35%.

Net interest income and net interest yield on a fully taxable-equivalent basis increased significantly during 2009 compared to 2008 primarily due to: (a) a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with new lower cost debt; and (b) an increase in the average balance of our investments in mortgage loans and mortgage-related securities, including an increase in our holdings of fixed-rate assets. These items were partially offset by the impact of declining short-term interest rates on floating-rate mortgage-related and non-mortgage-related securities. Net interest income and net interest yield during 2009 also benefited from the funds we received from Treasury under the Purchase Agreement. These funds generate net interest income, because the costs of such funds are not reflected in interest expense, but instead are reflected as dividends paid on senior preferred stock.

During 2009, spreads on our debt and our access to the debt markets improved. We believe the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program contributed to this improvement. As a result, we were able to replace some higher cost short- and long-term debt with lower cost floating-rate long-term debt and short-term debt, resulting in a decrease in our funding costs. Consequently, our concentrations of floating rate debt returned to more historical levels as of December 31, 2009. Due to our limited ability to issue long-term and callable debt during the second half of 2008 and the first few months of 2009, we increased our use of the strategy of combining derivatives and floating-rate long-term debt or short-term debt to synthetically create the substantive economic equivalent of various longer-term fixed rate debt funding structures. See “Non-Interest Income (Loss) — Derivative Overview” for additional information.

We acquired and held increased amounts of mortgage loans and mortgage-related securities during the first half of 2009 to provide additional liquidity to the mortgage market. Also, primarily during the first quarter of 2009, continued liquidity concerns in the market caused spreads to widen resulting in more favorable investment opportunities for agency mortgage-related securities. In response, our purchase activities increased, resulting in an increase in the average balance of our interest-earning assets. However, during the second half of 2009, the unpaid principal balance of our investments in mortgage-related securities declined due to tightened spreads on mortgage assets, which made investment opportunities less favorable. We believe these tightened spreads resulted from the Federal Reserve and Treasury actively purchasing agency mortgage-related securities in the secondary market. For information on the potential impact of the termination of these purchase programs and the requirement to reduce our mortgage-related investments portfolio by 10% annually, beginning in 2010, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity” and “NOTE 6: INVESTMENTS IN SECURITIES — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio” to our consolidated financial statements.

76	Freddie Mac

Net interest income also included $1.2 billion of income during 2009, primarily recognized in the first quarter of 2009, compared to $551 million of income during 2008, related to the accretion of other-than-temporary impairments of investments in available-for-sale securities. Upon our adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, previously recognized non-credit-related other-than-temporary impairments were reclassified from retained earnings to AOCI and these amounts are no longer accreted into net interest income. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for a discussion of the impact of these accounting changes.

The increases in net interest income and net interest yield on a fully taxable-equivalent basis during 2009 were partially offset by the impact of declining short-term interest rates on floating rate mortgage-related assets that we held for investment. During 2009, we also increased our holdings of lower-yielding, shorter-term cash and cash equivalents, Treasury bills and securities purchased under agreements to resell. This shift, in combination with lower short-term rates, also partially offset the increase in net interest income and net interest yield.

Net interest income may be negatively impacted in future periods by: (a) the required decreases in our mortgage-related investments portfolio balance, through successive annual 10% reductions commencing in 2010 until it reaches $250 billion, which will cause a reduction in our interest-earning assets; (b) the termination of the Federal Reserve’s program to purchase our debt securities, which may increase our funding costs; and (c) any adverse changes to interest rates, as we benefit from a steep yield curve environment. For information on the impact of our adoption of the amendments to the accounting standards related to transfers of financial assets and consolidation of VIEs on our net interest income in 2010, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements” to our consolidated financial statements.

Net interest income and net interest yield on a fully taxable-equivalent basis increased during 2008 compared to 2007 primarily due to purchases of fixed-rate assets at wider spreads relative to our funding costs, a decrease in funding costs due to the replacement of higher cost short- and long-term debt with lower cost debt issuances, and a significant increase in the average size of our investments in mortgage loans and mortgage-related securities. During 2008, liquidity concerns in the market resulted in more favorable investment opportunities for agency mortgage-related securities at wider spreads. Additionally, FHFA directed that we acquire and hold increased amounts of mortgage loans and mortgage-related securities to provide additional liquidity to the mortgage market. In response, we increased our purchase activities during the second half of 2008 resulting in an increase in the average balance of our interest-earning assets. Interest income for 2008 includes $551 million of income related to the accretion of other-than-temporary impairments of investments in available-for-sale securities recorded during 2008. Net interest income and net interest yield for 2008 also benefited from funding fixed-rate assets with a higher proportion of short-term debt in a steep yield curve environment. However, our use of short-term debt funding was also driven by the substantial levels of volatility in the worldwide financial markets, which limited our ability to obtain long-term and callable debt funding during 2008. As a result, our short-term funding balances increased significantly when compared to 2007. The increases in net interest income and net interest yield on a fully taxable-equivalent basis during 2008 were partially offset by the impact of declining interest rates on floating rate mortgage-related assets that we held for investment during 2008, as well as a decline in prepayment fees, or yield maintenance income, on our multifamily whole loans as a result of a decline in prepayments. Our decision to shift from higher-yielding, longer-term non-mortgage-related securities to lower-yielding, shorter-term cash and cash equivalent investments, such as commercial paper, during 2008, in combination with lower short-term rates, also partially offset the increase in net interest income and net interest yield.

Non-Interest Income (Loss)

Management and Guarantee Income

Management and guarantee income primarily consists of contractual management and guarantee fees, representing a portion of the interest collected on loans underlying our PCs and Structured Securities. The primary drivers affecting management and guarantee income are changes in the average balance of our issued PCs and Structured Securities and changes in management and guarantee fee rates for newly-issued guarantees. Contractual management and guarantee fees reflect adjustments for buy-ups and buy-downs, whereby the management and guarantee fee rate is adjusted for up-front cash payments we make (buy-up) or receive (buy-down) upon issuance of our guarantee. Our guarantee fee rates are established at issuance and remain fixed over the life of the guarantee. Our average rates of management and guarantee income are affected by the mix of products we issue, competition in the market and customer preference for buy-up and buy-down fees. The appointment of FHFA as Conservator and the Conservator’s subsequent directive that we provide increased support to the mortgage market affected our guarantee pricing decisions by limiting our ability to adjust our fees for current expectations of credit risk, and will likely continue to do so.

Table 13 provides summary information about management and guarantee income. Management and guarantee income consists of contractual amounts due to us (reflecting buy-ups and buy-downs to base management and guarantee fees) as well

77	Freddie Mac

as amortization of pre-2003 deferred delivery and buy-down fees received by us which are recorded as deferred income as a component of other liabilities. Beginning in 2003, delivery and buy-down fees are included within income on guarantee obligation.

Table 13 — Management and Guarantee Income

	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees(1)	$3,084	17.0	$3,124	17.5	$2,591	16.3
Amortization of deferred fees included in other liabilities	(51)	(0.3)	246	1.4	44	0.3

Total management and guarantee income	$3,033	16.7	$3,370	18.9	$2,635	16.6

Unamortized balance of deferred fees included in other liabilities, at period end	$238		$176		$410

(1)	Consists of management and guarantee fees received related to our mortgage-related guarantees, including those issued prior to adoption of the accounting standard for guarantees in January 2003, which did not require the establishment of a guarantee asset.

Management and guarantee income decreased in 2009 compared to 2008 primarily due to declines in the average rate of contractual management and guarantee fees combined with the reversal of amortization of pre-2003 deferred fees. Amortization of deferred fees declined in 2009 due to our expectations of increasing interest rates and slowing prepayments in the future, which resulted in our recognizing a reversal of previously recognized amortization income. The average unpaid principal balance of our issued PCs and Structured Securities was $1.81 trillion for 2009 compared to $1.78 trillion for 2008, an increase of 2%. Although there were higher average balances of our issued guarantees during 2009, compared to 2008, the effect of this increase was offset by declines in the average rate of contractual management and guarantee fees. Our average management and guarantee fee rates declined in 2009, compared to 2008, since newly issued PCs in 2009 generally had lower average contractual guarantee fee rates than the previously outstanding PCs that were liquidated. This rate decline was primarily the result of the impact of market-adjusted pricing on new business purchases and higher credit quality in the composition of mortgages within our new PC issuances during 2009 (for which we receive a lower fee). Market adjusted pricing is a process in which we adjust our rates based on changes in spreads between the prices at which our PCs and Fannie Mae’s mortgage-backed securities trade in the market.

We implemented delivery fee increases effective September 1, 2009 and October 1, 2009, for mortgages with certain combinations of LTV ratios and other higher risk loan characteristics, subject to certain maximum limits. The Conservator’s directive that we provide increased support to the mortgage market has also affected our guarantee pricing decisions by limiting our ability to adjust our fees for current expectations of credit risk, and will likely continue to do so. We also experienced competitive pressure on our contractual management and guarantee fee rates, which limited our ability to increase our rates as customers renew their contracts. Under conservatorship, and given the current economic environment and our public mission to provide increased support to the mortgage market, we currently seek to issue guarantees with fee terms that are intended to cover our expected credit costs on new purchases and that cover a portion of our ongoing administrative expenses. Specifically, our ability to increase our fees to offset higher than expected credit costs on guarantees issued before 2009 is limited while we operate at the direction of our Conservator, and we currently expect that our fees will not cover such credit costs.

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

Gains (losses) on guarantee asset reflects:

•	reductions related to the management and guarantee fees received that are considered a return of our recorded investment on the guarantee asset; and

•	changes in the fair value of management and guarantee fees we expect to receive over the life of the financial guarantee.

78	Freddie Mac

The changes in fair value of future management and guarantee fees are driven by expected changes in interest rates that affect the estimated life of the mortgages underlying our PCs and Structured Securities issued and the related discount rates used to determine the net present value of the cash flows. For example, an increase in interest rates extends the life of the guarantee asset and increases the fair value of future management and guarantee fees. Our valuation methodology for the guarantee asset uses market-based information, including market values of excess servicing, interest-only mortgage securities, to determine the fair value of future cash flows associated with the guarantee asset.

Table 14 — Attribution of Change — Gains (Losses) on Guarantee Asset

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Contractual management and guarantee fees	$(2,922)	$(2,871)	$(2,288)
Portion attributable to imputed interest income	923	1,121	549

Return of investment on guarantee asset	(1,999)	(1,750)	(1,739)
Change in fair value of future management and guarantee fees	5,298	(5,341)	255

Gains (losses) on guarantee asset	$3,299	$(7,091)	$(1,484)

Contractual management and guarantee fees shown in Table 14 represents cash received in each period related to our PCs and Structured Securities with an established guarantee asset. A portion of these contractual management and guarantee fees is attributed to imputed interest income on the guarantee asset. Contractual management and guarantee fees increased in both 2009 and 2008, primarily due to increases in the average balance of our PCs and Structured Securities issued.

As shown in the table above, the change in fair value of future management and guarantee fees was $5.3 billion in 2009 compared to $(5.3) billion in 2008. The fair value gain on our guarantee asset in 2009 was principally attributed to an increase in the valuations of excess-servicing, interest-only mortgage securities (which we use to estimate the value of our guarantee asset) in 2009, as compared to the decrease in the valuations during the corresponding periods of 2008. Fair values of excess-servicing, interest-only mortgage securities were positively affected in 2009 by an increase in interest rates, and to a lesser extent, increased investor demand for mortgage-related securities. Fair values of excess-servicing, interest-only mortgage securities were negatively affected in 2008 by significant declines in investor demand for mortgage-related securities as well as decreases in interest rates.

Income on Guarantee Obligation

Upon issuance of our guarantee, we record a guarantee obligation on our consolidated balance sheets representing the estimated fair value of our obligation to perform under the terms of the guarantee. Our guarantee obligation is amortized into income using a static effective yield determined at inception of the guarantee based on forecasted repayments of the principal balances on loans underlying the guarantee. Under the static effective yield method, the basic rate of amortization is periodically evaluated and is adjusted when significant changes in economic events cause a shift in the pattern of our economic release from risk, or the loss curve. For example, certain market environments may lead to sharp and sustained changes in home prices or prepayments of mortgages, leading to the need for an adjustment in the basic amortization rate for specific mortgage pools underlying the guarantee. When a change is required, a cumulative catch-up adjustment, which could be significant in a given period, will be recognized and a new “basic” effective rate is used to determine our guarantee obligation amortization. The resulting amortization recorded to income on guarantee obligation results in a pattern of revenue recognition that is more consistent with our economic release from risk under the new economic environment and the timing of the recognition of losses on the pools of mortgage loans that we guarantee. Over time, we recognize a provision for credit losses on loans underlying a guarantee contract as those losses are incurred. Those incurred losses may equal, exceed or be less than the expected losses we estimated as a component of our guarantee obligation at inception of the guarantee contract. In the first quarter of 2009, we enhanced our methodology for evaluating significant changes in economic events to be more in line with the current economic environment and to monitor the rate of amortization on our guarantee obligation so that it remains reflective of our expected duration of losses.

Table 15 provides information about the components of income on guarantee obligation.

Table 15 — Income on Guarantee Obligation

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Static effective yield amortization:
Basic	$2,874	$2,660	$1,706
Cumulative catch-up	605	2,166	199

Total income on guarantee obligation	$3,479	$4,826	$1,905

79	Freddie Mac

Basic amortization under the static effective yield method increased in 2009, compared to 2008, due to growth in the balance of our issued PCs and Structured Securities. Higher prepayment rates on the related loans, which was attributed to higher refinance activity during 2009, also resulted in increased basic amortization in 2009, compared to 2008.

Cumulative catch-up amortization was higher in 2008 than in 2009 principally due to significant home price declines that occurred during 2008, which caused us to recognize significant cumulative catch-up adjustments in 2008. This was partially offset by higher prepayment rates experienced in 2009, resulting from higher refinance activity. We estimate that home prices decreased nationwide by approximately 0.8% during 2009, based on our own index of our single-family mortgage portfolio, compared to an estimated decrease of 11.7% during 2008.

Amortization income increased in 2008 compared to 2007. This increase was due to (1) higher amortization income recognized from guarantee obligation balances associated with 2007 issuances, which included significant market risk premiums, (2) higher cumulative catch-up adjustments during 2008, and (3) higher average balances of our issued PCs and Structured Securities during 2008. The cumulative catch-up adjustments recognized during 2008 were due to significant declines in home prices.

Derivative Overview

We use derivatives to: (a) regularly adjust or rebalance our funding mix in order to more closely match changes in the interest rate characteristics of our mortgage-related assets; (b) hedge forecasted issuances of debt; (c) synthetically create callable and non-callable funding; and (d) hedge foreign-currency exposure. We account for our derivatives pursuant to the accounting standards for derivatives and hedging. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Derivatives” to our consolidated financial statements for additional information.

At December 31, 2009 and 2008, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to terminated or de-designated cash flow hedge relationships. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of operations. The deferred amounts in AOCI related to closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings.

Derivative Gains (Losses)

Table 16 presents the gains and losses related to derivatives that were not accounted for in hedge accounting relationships. Derivative gains (losses) represents the change in fair value of derivatives not accounted for in hedge accounting relationships because the derivatives did not qualify for, or we did not elect to pursue, hedge accounting, resulting in fair value changes being recorded to earnings. Derivative gains (losses) also includes the accrual of periodic settlements for derivatives that are not in hedge accounting relationships. Although derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), particularly when they are not accounted for in hedge accounting relationships.

80	Freddie Mac

Table 16 — Derivative Gains (Losses)

	Derivative Gains (Losses)(1)
Derivatives not designated as hedging instruments under	Year Ended December 31,
the accounting standards for derivatives and hedging(2)	2009	2008	2007
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$64	$489	$(335)
U.S. dollar denominated	(13,337)	29,732	4,240

Total receive-fixed swaps	(13,273)	30,221	3,905
Pay-fixed	27,078	(58,295)	(11,362)
Basis (floating to floating)	(194)	109	—

Total interest-rate swaps	13,611	(27,965)	(7,457)
Option-based:
Call swaptions
Purchased	(10,566)	17,242	2,472
Written	248	14	(121)
Put swaptions
Purchased	323	(1,095)	(4)
Written	(321)	156	(72)
Other option-based derivatives(3)	(370)	763	9

Total option-based	(10,686)	17,080	2,284
Futures	(300)	(2,074)	142
Foreign-currency swaps(4)	138	(584)	2,341
Forward purchase and sale commitments	(708)	(112)	445
Credit derivatives	(4)	27	11
Swap guarantee derivatives	(20)	(4)	(2)
Other(5)	12	(27)	—

Subtotal	2,043	(13,659)	(2,236)
Accrual of periodic settlements:
Receive-fixed interest rate swaps(6)	5,817	1,928	(327)
Pay-fixed interest rate swaps	(9,964)	(3,482)	703
Foreign-currency swaps	89	319	(48)
Other	115	(60)	4

Total accrual of periodic settlements	(3,943)	(1,295)	332

Total	$(1,900)	$(14,954)	$(1,904)

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(2)	See “NOTE 13: DERIVATIVES” to our consolidated financial statements for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(4)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign currency and the other leg calculated in U.S. dollars.
(5)	Related to the bankruptcy of Lehman Brothers Holdings, Inc., or Lehman.
(6)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives not accounted for in hedge accounting relationships are principally driven by changes in (i) swap interest rates and implied volatility and (ii) the mix and volume of derivatives in our derivatives portfolio.

Our mix and volume of derivatives change period to period as we respond to changing interest rate environments. We use receive- and pay-fixed interest rate swaps to adjust the interest-rate characteristics of our debt funding in order to more closely match changes in the interest-rate characteristics of our mortgage-related assets. A receive-fixed swap results in our receipt of a fixed interest-rate payment from our counterparty in exchange for a variable-rate payment to our counterparty. Conversely, a pay-fixed swap requires us to make a fixed interest-rate payment to our counterparty in exchange for a variable-rate payment from our counterparty. Receive-fixed swaps increase in value and pay-fixed swaps decrease in value when interest rates decrease (with the opposite being true when interest rates increase).

We use swaptions and other option-based derivatives to adjust the interest-rate characteristics of our debt in response to changes in the expected lives of our investments in mortgage-related securities and mortgage loans. Purchased call and put swaptions, where we make premium payments, are options for us to enter into receive- and pay-fixed swaps, respectively. Conversely, written call and put swaptions, where we receive premium payments, are options for our counterparty to enter into receive and pay-fixed swaps, respectively. The fair values of both purchased and written call and put swaptions are sensitive to changes in interest rates and are also driven by the market’s expectation of potential changes in future interest rates (referred to as “implied volatility”). Purchased swaptions generally become more valuable as implied volatility increases and less valuable as implied volatility decreases. Recognized losses on purchased options in any given period are limited to the premium paid to purchase the option plus any unrealized gains previously recorded. Potential losses on written options are unlimited.

81	Freddie Mac

We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed interest rate swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Similarly, the combination of non-callable debt and a call swaption with the same maturity as the noncallable debt, is the substantive economic equivalent of callable debt. However, the use of these derivatives may expose us to additional counterparty credit risk. Due to limits on our ability to issue long-term and callable debt in the second half of 2008 and the first few months of 2009, we pursued these strategies during those periods. For a discussion regarding our ability to issue debt, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities.”

During 2009, the mix and volume of our derivative portfolio were impacted by fluctuations in swap interest rates, resulting in a loss on derivatives of $1.9 billion. Longer-term swap interest rates and implied volatility both increased during 2009. As a result of these factors, we recorded gains on our pay-fixed swap positions, partially offset by losses on our receive-fixed swaps. We also recorded losses on our purchased call swaptions, as the impact of the increasing forward swap interest rates more than offset the impact of higher implied volatility.

During 2008, we recognized a significantly larger derivative loss than we recognized for 2007 primarily because swap interest rates declined significantly in 2008 resulting in a loss of $58.3 billion on our pay-fixed swap positions, partially offset by gains of $30.2 billion on our receive-fixed swaps. Additionally, the decrease in forward swap interest rates during 2008, combined with an increase in implied volatility, resulted in a gain of $17.2 billion related to our purchased call swaptions.

During 2007, overall decreases in interest rates across the swap yield curve resulted in fair value losses on our interest rate swap derivative portfolio that were partially offset by fair value gains on our option-based derivative portfolio. Gains on our option-based derivative portfolio resulted from an overall increase in implied volatility and decreasing interest rates. The overall decline in interest rates resulted in a loss of $11.4 billion on our pay-fixed swaps that was only partially offset by a $3.9 billion gain on our receive-fixed swap position. Gains on option-based derivatives, particularly purchased call swaptions, increased in 2007 to $2.3 billion.

Derivative Instruments Related to Foreign-Currency Denominated Debt

As a result of our election of the fair value option for our foreign-currency denominated debt, foreign-currency translation gains and losses and fair value adjustments related to our foreign-currency denominated debt are recognized on our consolidated statements of operations as gains (losses) on debt recorded at fair value. Due to this election, we can better reflect in earnings the economic offset that exists between certain derivative instruments and our foreign-currency denominated debt. We use a combination of foreign-currency swaps and foreign-currency denominated receive-fixed interest rate swaps to manage the risks of changes in fair value of our foreign-currency denominated debt related to fluctuations in exchange rates and interest rates, respectively. This economic offset is reflected in our results as follows:

•	fair value gains (losses) related to translation, which is a component of gains (losses) on debt recorded at fair value, was partially offset by derivative gains (losses) on foreign-currency swaps; and

•	gains (losses) relating to interest rate and instrument-specific credit risk adjustments, which is also a component of gains (losses) on debt recorded at fair value, was partially offset by derivative gains (losses) on foreign-currency denominated receive-fixed interest rate swaps.

During 2009, we recognized fair value gains (losses) of $(405) million on our foreign-currency denominated debt. This amount included:

•	fair value gains (losses) related to translation of $(209) million, which was partially offset by derivative gains (losses) on foreign-currency swaps of $138 million; and

•	fair value gains (losses) relating to interest rate and instrument-specific credit risk adjustments of $(196) million, which was partially offset by derivative gains (losses) on foreign-currency denominated receive-fixed interest rate swaps of $64 million.

During 2008, we recognized fair value gains (losses) of $406 million on our foreign-currency denominated debt. This amount included:

•	fair value gains (losses) related to translation of $710 million, which was partially offset by derivative gains (losses) on foreign-currency swaps of $(584) million; and

•	fair value gains (losses) relating to interest rate and instrument-specific credit risk adjustments of $(304) million, which was partially offset by derivative gains (losses) on foreign-currency denominated receive-fixed interest rate swaps of $489 million.

82	Freddie Mac

For 2007, prior to our election of the fair value option on our foreign-currency denominated debt, we recognized translation gains (losses) of $(2.3) billion, recorded in foreign-currency gains (losses), net in our consolidated statements of operations. The gains (losses) related to translation were offset by derivative gains (losses) on foreign-currency swaps of $2.3 billion.

For a discussion of the instrument-specific credit risk and our election to adopt the fair value option on our foreign-currency denominated debt see “NOTE 18: FAIR VALUE DISCLOSURES — Fair Value Election — Foreign-Currency Denominated Debt with Fair Value Option Elected” to our consolidated financial statements.

Derivatives Previously Designated in Cash Flow Hedge Relationships

At December 31, 2009 and 2008, the net cumulative change in the fair value of all derivatives previously designated in cash flow hedge relationships for which the forecasted transactions had not yet affected earnings (net of amounts previously reclassified to earnings through each year-end) was an after-tax loss of approximately $2.9 billion and $3.7 billion, respectively. These amounts relate to net deferred losses on closed cash flow hedges. The majority of all closed cash flow hedges relate to hedging the variability of cash flows from forecasted issuances of debt. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI, net of taxes, relating to closed cash flow hedges. The deferred amounts related to closed cash flow hedges are recognized into earnings as the hedged forecasted transactions affect earnings, unless it becomes probable that the forecasted transactions will not occur. If it is probable that the forecasted transactions will not occur, then the deferred amount associated with the forecasted transactions is recognized immediately in earnings. At both December 31, 2009 and December 31, 2008, we did not have any derivatives in hedge accounting relationships. For a discussion of the impact of derivatives on our consolidated financial statements and our discontinuation of derivatives designated as cash flow hedges, see “Derivative Gains (Losses)” and “NOTE 13: DERIVATIVES” to our consolidated financial statements.

At December 31, 2009, over 70% and 90% of the $2.9 billion net deferred losses in AOCI, net of taxes, relating to closed cash flow hedges were linked to forecasted transactions occurring in the next 5 and 10 years, respectively. Over the next 10 years, the forecasted debt issuance needs associated with these hedges range from approximately $12.9 billion to $91.8 billion in any one quarter, with an average of $42.4 billion per quarter.

Table 17 presents the scheduled amortization of the net deferred losses in AOCI at December 31, 2009 related to closed cash flow hedges. The scheduled amortization is based on a number of assumptions. Actual amortization will differ from the scheduled amortization, perhaps materially, as we make decisions on debt funding levels or as changes in market conditions occur that differ from these assumptions. For example, for the scheduled amortization for cash flow hedges related to future debt issuances, we assume that no factors affecting debt issuance probabilities will change.

Table 17 — Scheduled Amortization into Earnings of Net Deferred Losses in AOCI Related to Closed Cash Flow Hedge Relationships

	December 31, 2009
	Amount	Amount
Period of Scheduled Amortization into Earnings	(Pre-tax)	(After-tax)
	(in millions)

2010	$(997)	$(665)
2011	(771)	(518)
2012	(610)	(413)
2013	(458)	(314)
2014	(301)	(212)
2015 to 2019	(807)	(586)
Thereafter	(304)	(197)

Total net deferred losses in AOCI related to closed cash flow hedge relationships	$(4,248)	$(2,905)

Gains (Losses) on Investments

Gains (losses) on investments include gains and losses on certain assets where changes in fair value are recognized through earnings, gains and losses related to sales, impairments and other valuation adjustments. Table 18 summarizes the components of gains (losses) on investments.

83	Freddie Mac

Table 18 — Gains (Losses) on Investments

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Impairment-related(1):
Total other-than-temporary impairment of available-for-sale securities	$(23,125)	$(17,682)	$(365)
Portion of other-than-temporary impairment recognized in AOCI	11,928	—	—

Net impairment of available-for-sale securities recognized in earnings	(11,197)	(17,682)	(365)
Other:
Gains (losses) on trading securities(2)	4,882	955	506
Gains (losses) on sale of mortgage loans(3)	745	117	14
Gains (losses) on sale of available-for-sale securities	1,083	546	232
Lower of cost or fair value adjustments	(679)	(30)	(93)
Gains (losses) on mortgage loans elected at fair value	(190)	(14)	—

Total gains (losses) on investments	$(5,356)	$(16,108)	$294

(1)	We adopted an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Recently Adopted Accounting Standards” to our consolidated financial statements for further information.
(2)	Includes mark-to-fair value adjustments on securities classified as trading recorded in accordance with accounting guidance for investments in beneficial interests for securitized assets.
(3)	Represents gains (losses) on mortgage loans sold in connection with securitization transactions.

Impairments on Available-For-Sale Securities

During 2009, we recorded total other-than-temporary impairment related to our available-for-sale securities of $23.1 billion, of which $11.2 billion was recognized in earnings and $11.9 billion was recognized in AOCI. Of the amount recognized in earnings, $6.9 billion was recognized in the first quarter of 2009, prior to the adoption of an amendment to the accounting standards for investments in debt and equity securities, and related to non-agency mortgage-related securities backed by subprime, option ARM and Alt-A and other loans that were probable of incurring a contractual principal or interest loss. This amendment, which we adopted on April 1, 2009, changed the recognition, measurement and presentation of other-than-temporary impairments of debt securities, and was intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. Under this guidance, the non-credit-related portion of the other-than-temporary impairment (that portion which relates to securities not intended to be sold or which it is not more likely than not we will be required to sell) is recorded in AOCI and not recognized in earnings. Credit-related portions of other-than-temporary impairments are recognized in earnings. See “NOTE 6: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding these accounting principles and other-than-temporary impairments recorded during 2009, 2008 and 2007. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

During 2008, we recorded $17.7 billion of impairment on available-for-sale securities recognized in earnings, primarily related to our investments in non-agency mortgage-related securities backed by subprime, option ARM and Alt-A and other loans mainly due to deterioration in the performance of the collateral underlying these loans.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans” for additional information.

Gains (Losses) on Trading Securities

During 2009, we recognized net gains on trading securities of $4.9 billion, compared to net gains of $955 million in 2008. The unpaid principal balance of our securities classified as trading increased to $208.8 billion at December 31, 2009 compared to $183.7 billion at December 31, 2008, primarily due to the increased balance of agency mortgage-related securities. The increased balance in our investments in trading securities, combined with a steepening yield curve and tightening OAS levels, contributed $3.3 billion to the gains on these trading securities during 2009. In addition, during 2009 we sold agency securities classified as trading with unpaid principal balances of approximately $148.7 billion, which generated realized gains of $1.7 billion.

In 2008, we elected the fair value option for approximately $87 billion of securities and transferred the securities previously classified as available-for-sale to trading. The increase in the balance of the trading securities along with a decrease in interest rates resulted in significant gains on trading securities. Partially offsetting these gains were losses related to interest-only securities classified as trading, primarily as a result of the decrease in interest rates, and the realization of

84	Freddie Mac

$481 million of losses from the sale of certain agency securities prior to our entry into conservatorship during the third quarter of 2008 in an effort to meet the mandatory target capital surplus requirement then in effect.

In 2007, the overall decrease in long-term interest rates resulted in gains related to our agency securities classified as trading.

Gains (Losses) on Sale of Mortgage Loans

We recognized gains on sale of mortgage loans of $745 million, $117 million and $14 million in 2009, 2008 and 2007, respectively. Gains and losses on the sale of mortgage loans result from issuances of PCs and Structured Securities other than through guarantor swap transactions. Excluding resecuritizations of HFA bonds, we executed two multifamily securitizations during 2009 totaling approximately $2 billion in unpaid principal balance and also increased our securitization of single-family loans through cash auction, which resulted in higher gains during 2009 as compared to 2008. In 2010, we expect to continue securitization of multifamily loans, as market conditions allow. Beginning January 1, 2010, we do not expect to record gains or losses on securitizations of single-family loans due to our adoption of amendments to accounting standards for transfers of financial assets and consolidation of VIEs.

Gains (Losses) on Sale of Available-For-Sale Securities

We recorded net gains on the sale of available-for-sale securities of $1.1 billion during 2009, primarily related to our sale of agency mortgage-related securities with unpaid principal balances of approximately $18.0 billion, which generated net gains of $774 million.

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

In 2007, we realized net gains on the sale of available-for-sale securities of $232 million, primarily related to sales conducted for capital management purposes.

Lower of Cost or Fair Value Adjustments

We recognized lower of cost or fair value adjustments of $(679) million, $(30) million and $(93) million in 2009, 2008 and 2007, respectively. We record single-family mortgage loans classified as held-for-sale at the lower of amortized cost or fair value, which is evaluated each period by aggregating loans based on the mortgage product type. During 2009, we transferred $10.6 billion of single-family mortgage loans from held-for-sale to held-for-investment. The majority of these loans were originally purchased with the expectation of subsequent sale in a PC auction, but we now expect to hold these for investment on our consolidated balance sheet. Upon transfer, we evaluate the lower of cost or fair value for each individual loan. We recognized approximately $438 million of losses associated with these transfers during 2009, representing the unrealized losses of certain loans on the dates of transfer; however, we are not permitted to similarly recognize any unrealized gains on individual loans at the time of transfer. We did not transfer any mortgage loans between these categories during 2008 or 2007.

In connection with the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010, we transferred all remaining single-family loans held-for-sale on our balance sheets with unpaid principal balances of approximately $13.5 billion to held-for-investment, and thereafter, we no longer expect to classify single-family mortgage loans as held-for-sale. Consequently, we expect that our lower of cost or fair value adjustments should significantly decline in 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements” to our consolidated financial statements for further information.

Gains (Losses) on Debt Recorded at Fair Value

We elected the fair value option for our foreign-currency denominated debt effective January 1, 2008. Accordingly, foreign-currency translation exposure is a component of gains (losses) on debt recorded at fair value. Prior to that date, translation gains and losses on our foreign-currency denominated debt were reported in foreign-currency gains (losses), net in our consolidated statements of operations. We manage the exposure associated with our foreign-currency denominated debt related to fluctuations in exchange rates and interest rates through the use of derivatives, and changes in the fair value of such derivatives are recorded as derivative gains (losses) in our consolidated statements of operations. For 2009, we recognized losses of $(404) million on debt recorded at fair value, primarily due to the U.S. dollar weakening relative to the Euro. For 2008, we recognized gains of $406 million on debt recorded at fair value, primarily due to the U.S. dollar strengthening relative to the Euro. See “Derivative Overview” for additional information about how we mitigate changes in the fair value of our foreign-currency denominated debt by using derivatives.

85	Freddie Mac

Gains (Losses) on Debt Retirement

We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage the mix of liabilities funding our assets. When we repurchase or call outstanding debt securities, we recognize a gain or loss related to the difference between the amount paid to redeem the debt security and the carrying value, including any remaining unamortized deferred items (e.g., premiums, discounts, issuance costs and hedging-related basis adjustments), in earnings in the period of extinguishment as a component of gains (losses) on debt retirement. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for information about our accounting policies related to debt retirements.

Gains (losses) on debt retirement were $(568) million, $209 million and $345 million during 2009, 2008 and 2007, respectively. The losses recorded during 2009 include losses of $184 million related to the tender offer for our subordinated debt securities we conducted in 2009. Also contributing to the losses during 2009 were debt issuance costs offset by smaller gains compared to larger gains in 2008 related to reversals of previously recorded interest expense on our debt with coupon levels that increase at predetermined intervals, which generally contribute gains upon debt retirement. During 2008, we recognized gains due to the increased level of call activity, primarily involving our debt with coupon levels that increase at predetermined intervals. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity — Debt Securities — Debt Retirement Activities.”

Recoveries on Loans Impaired upon Purchase

Recoveries on loans impaired upon purchase represent the recapture into income of previously recognized losses on loans purchased and provision for credit losses associated with purchases of delinquent loans from our PCs in conjunction with our guarantee activities. See “Losses on Loans Purchased” for additional information about our practices for purchasing mortgage loans underlying our guarantees. Recoveries occur when a non-performing loan is repaid in full or when at the time of foreclosure the estimated fair value of the acquired property, less costs to sell, exceeds the carrying value of the loan. For impaired loans where the borrower has made required payments that return the loan to less than 90 days delinquent, the recovery amounts are instead recognized as interest income over time as periodic payments are received.

The amount of impaired loans that we purchased increased significantly during 2007. However, since December 2007, when we changed our practice for optional purchases of delinquent loans from our PCs, the increase in the carrying balances of these loans has slowed. During 2009, 2008 and 2007, we recognized recoveries on loans impaired upon purchase of $379 million, $495 million and $505 million, respectively. Recoveries on impaired loans decreased in 2009, compared to 2008, because a greater percentage of loans purchased from PC pools were modified instead of being repaid in full or proceeding to foreclosure. Modifications on delinquent loans can delay the ultimate resolution of losses and consequently extend the timeframe for the recognition of our recoveries, if any, on loans impaired upon purchase. In general, our purchases of impaired loans have been more concentrated on those where the property is located in states and regions where home prices have remained weak during 2009, which has limited our recoveries.

Commencing January 1, 2010, we no longer recognize losses on loans purchased from PC pools related to our single-family PC trusts and certain Structured Transactions due to adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. Consequently, our potential recoveries should decrease over time since we will only recognize recoveries on loans impaired upon purchase prior to January 1, 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements” to our consolidated financial statements for further information about the impact of adoption of these amendments.

Foreign-Currency Gains (Losses), Net

We manage the exposure associated with our foreign-currency denominated debt related to fluctuations in exchange rates through the use of derivatives. We elected the fair value option for foreign-currency denominated debt effective January 1, 2008. Prior to this election, gains and losses associated with the foreign-currency translation exposure of our foreign-currency denominated debt were recorded as foreign-currency gains (losses), net in our consolidated statements of operations. With the adoption of the fair value option for financial assets and financial liabilities, foreign-currency exposure is now a component of gains (losses) on debt recorded at fair value. Because our adoption of the fair value option was prospective, prior period amounts have not been reclassified. See “Derivative Overview” and “Gains (Losses) on Debt Recorded at Fair Value” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for additional information.

For 2007, we recognized net foreign-currency translation losses primarily related to our foreign-currency denominated debt of $2.3 billion as the U.S. dollar weakened relative to the Euro during the period. During the same period, these losses were offset by an increase of $2.3 billion in the fair value of foreign-currency-related derivatives recorded in derivative gains (losses).

86	Freddie Mac

Low-Income Housing Tax Credit Partnerships

We record the combination of our share of partnership losses and impairment of our net investment in LIHTC partnerships accounted for under the equity method as LIHTC partnerships expense on our consolidated statements of operations. LIHTC partnerships expense totaled $4.2 billion and $453 million in 2009 and 2008, respectively.

On February 18, 2010, we received a letter from the Acting Director of FHFA stating that FHFA has determined that any sale of the LIHTC investments by Freddie Mac would require Treasury’s consent under the terms of the Purchase Agreement. The letter further stated that FHFA had presented other options for Treasury to consider, including allowing Freddie Mac to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. However, after further consultation with Treasury and consistent with the terms of the Purchase Agreement, the Acting Director informed us we may not sell or transfer the assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, resulting in a loss of $3.4 billion. This write-down reduces our net worth at December 31, 2009 and, as such, increases the likelihood that we will require additional draws from Treasury under the Purchase Agreement and, as a consequence, increases the likelihood that our dividend obligation on the senior preferred stock will increase. Our investments in low-income housing tax credit partnership equity investments totaled $— billion and $4.1 billion as of December 31, 2009 and 2008, respectively. See “NOTE 5: VARIABLE INTEREST ENTITIES — LIHTC Partnerships” to our consolidated financial statements for further information.

Trust Management Income (Expense)

Trust management income (expense) represents the amounts we earn as administrator, issuer and trustee, net of related expenses, related to the management of remittances of principal and interest on loans underlying our PCs and Structured Securities. Trust management income (expense) was $(761) million, $(70) million and $18 million for 2009, 2008 and 2007, respectively. We experienced trust management expenses associated with shortfalls in interest payments on PCs, known as compensating interest, which significantly exceeded our trust management income during 2009 and 2008. Significantly larger shortfalls in 2009 are the result of higher refinance activity and lower interest income on trust assets, which we receive as fee income, than in 2008. See “Segment Earnings — Segment Earnings-Results — Single-Family Guarantee” for further information on compensating interest.

Other Income

Other income primarily consists of resecuritization fees, fees associated with servicing and technology-related programs, fees related to multifamily loans (including application and other fees) and various other fees received from mortgage originators and servicers. For 2009, 2008 and 2007, other income included resecuritization fees of $71 million, $44 million and $85 million, respectively, that were recognized at the time the related securities were issued.

Non-Interest Expense

Table 19 summarizes the components of non-interest expense.

Table 19 — Non-Interest Expense

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Administrative expenses:
Salaries and employee benefits	$912	$828	$828
Professional services	310	262	392
Occupancy expense	68	67	64
Other administrative expenses	361	348	390

Total administrative expenses	1,651	1,505	1,674
Provision for credit losses	29,530	16,432	2,854
REO operations expense	307	1,097	206
Losses on certain credit guarantees	—	17	1,988
Losses on loans purchased	4,754	1,634	1,865
Securities administrator loss on investment activity	—	1,082	—
Other expenses	483	418	226

Total non-interest expense	$36,725	$22,185	$8,813

Administrative Expenses

Administrative expenses increased in 2009 compared to 2008, in part due to higher legal fees and other professional service costs to support corporate initiatives. Salaries and employee benefits expenses for 2009 reflect a slight increase in employee headcount as well as higher employee retention and severance compensation costs. Administrative expenses decreased in 2008 compared to 2007 as we decreased our reliance on consultants and implemented other cost reduction measures.

87	Freddie Mac

Provision for Credit Losses

Our reserves for mortgage loan and guarantee losses reflect our best projection of defaults we believe are likely as a result of loss events that have occurred through December 31, 2009. The ongoing weakness in the national housing market, the uncertainty in other macroeconomic factors, such as trends in unemployment rates, and the uncertainty of the effect of government actions to address the housing crisis, make forecasting default rates inherently imprecise. Our reserves also reflect the projected recoveries of losses through credit enhancement and the projected impact of strategic loss mitigation initiatives (such as our efforts under the MHA Program), including our temporary suspensions of certain foreclosure transfers, loan modifications, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. An inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further increases in loss severities due to further deterioration in home values, deterioration in the financial condition of our mortgage insurer counterparties, or default rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

The provision for credit losses was $29.5 billion in 2009 compared to $16.4 billion in 2008, as continued weakness in the housing market and a rapid rise in unemployment affected our single-family mortgage portfolio. An increasing portion of our provision for credit losses in 2009 is associated with delinquent interest on past due loans, including those where the borrower is in the trial period under HAMP. A portion of our provision relates to interest income due to PC investors each month where a loan is delinquent but remains in the PC pool. The provision for credit losses for 2009 was also affected by observed changes in economic drivers impacting borrower behavior and delinquency trends for certain loans and, in the second quarter of 2009, a change in our methodology for estimating loan loss reserves. For more information on how we derive our estimate for the provision for credit losses and these changes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” to our consolidated financial statements. See “Table 7 — Credit Statistics, Single-Family Mortgage Portfolio” for a presentation of certain credit statistics on a quarterly basis.

In 2009, we recorded a $18.2 billion increase in our loan loss reserve, which is a reserve for credit losses on mortgage loans held-for investment, and mortgages underlying our PCs, Structured Securities and other mortgage-related guarantees.

The primary drivers of this increase are outlined below:

•	increased estimates of incurred losses on single-family mortgage loans that are expected to experience higher default rates. In particular, our estimates of incurred losses are higher for single-family loans we purchased or guaranteed during 2006, 2007 and, to a lesser extent, 2005 and 2008. We expect such loans to continue experiencing higher default rates than loans originated in other years. We purchased a greater percentage of higher risk loans in 2005 through 2008, such as Alt-A, interest-only and other such products, and these mortgages have performed particularly poorly during the current housing and economic downturn;

•	a significant increase in the size of the non-performing single-family loan portfolio for which we maintain loan loss reserves. This increase is primarily due to deteriorating market conditions and initiatives to prevent or avoid foreclosures. Our single-family non-performing loans increased to $100.2 billion at December 31, 2009, compared to $44.8 billion and $16.4 billion at December 31, 2008 and 2007, respectively;

•	an observed trend of increasing delinquency rates and foreclosure timeframes. We experienced significant increases in delinquency rates in certain regions and states within the U.S. that have been most affected by home price declines, as well as loans with second lien, third-party financing. For example, as of December 31, 2009, at least 14% of loans in our single-family mortgage portfolio had second lien, third-party financing at the time of origination and we estimate that these loans comprised 21% of our delinquent loans, based on unpaid principal balances;

•	increases in the estimated average loss per loan, or severity of losses, net of expected recoveries from credit enhancements, driven in part by declines in home sales and home prices during the last three years. States with large declines in home prices during the last three years and highest severity of losses in 2009 include California, Florida, Nevada, Michigan and Arizona;

•	to a lesser extent, increases in counterparty exposure related to our estimates of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at origination and under separate recourse agreements. Several of our seller/servicers have been acquired by the FDIC, declared bankruptcy or merged with other institutions. These and other events increase our counterparty exposure, or the likelihood that we may bear the risk of mortgage credit losses without the benefit of recourse, if any, to our counterparty. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for additional information.

Modest home price improvements in certain regions and states during 2009, which we believe were positively affected by the impact of state and federal government actions, including incentives to first time homebuyers and foreclosure suspensions, led to a stabilization in loss severity used to estimate our single-family loan loss reserves in the last half of

88	Freddie Mac

2009, as compared to the deterioration observed in the first half of 2009. However, we expect national home prices are likely to decline in the near term, which may result in continued increases in single-family mortgage delinquencies and loss severities. The level of our provision for credit losses in 2010 will depend on a number of factors, including the actual level of mortgage defaults, impact of the MHA Program on our loss mitigation efforts, changes in property values, regional economic conditions, including unemployment rates, third-party mortgage insurance coverage and recoveries and the realized rate of seller/servicer repurchases.

The amount of our loan loss reserve associated with multifamily properties was $831 million and $277 million as of December 31, 2009 and 2008, respectively. Significant factors contributing to the higher multifamily loan loss reserve were the continued deterioration in multifamily market fundamentals such as higher property vacancy rates and declines in the average monthly apartment rental rates, which adversely affected our multifamily borrowers. Our multifamily delinquency rate was 0.15% and 0.01% as of December 31, 2009 and 2008, respectively. The majority of multifamily loans included in our delinquency rates are credit-enhanced for which we believe the credit enhancement will mitigate our expected losses on those loans. In 2009, we observed an increase in delinquencies related to our multifamily properties in Georgia and Texas. Market fundamentals for multifamily properties we monitor experienced the greatest deterioration during 2009 in Florida, Georgia, Texas and California. If multifamily market fundamentals remain under pressure, then we expect our multifamily credit losses and delinquencies could continue to increase during 2010. See “Table 8 — Credit Statistics, Multifamily Loan and Guarantee Portfolios” for quarterly trends in multifamily credit statistics.

REO Operations Expense

The decrease in REO operations expense in 2009, as compared to 2008, was primarily due to a stabilization in single-family home prices during 2009, which mitigated holding period writedowns and disposition losses. The increase in REO operations expense in 2008, as compared to 2007, was primarily due to the significant increase in our single-family REO property inventory in 2008 and declining REO property values. The decline in home prices during 2008 and 2007 combined with our higher single-family REO inventory balances, resulted in increased market-based write-downs of REO in those years.

The table below presents the components of our REO operations expense for 2009, 2008 and 2007.

Table 20 — REO Operations Expense

	2009	2008	2007
	(dollars in millions)

Single-family:
REO property expenses(1)	$708	$372	$136
Disposition (gains) losses(2)	749	682	120
Change in holding period allowance(3)	(612)	495	129
Recoveries	(558)	(452)	(180)

Total single-family REO operations expense	287	1,097	205
Multifamily REO operations expense	20	—	1

Total REO operations expense	$307	$1,097	$206

REO inventory (units), at December 31,	45,052	29,346	14,394
REO property dispositions (units)	69,406	35,579	17,231

(1)	Consists of costs incurred to maintain or protect a property after foreclosure acquisition, such as legal fees, insurance, taxes, cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer. Excludes holding period writedowns while in REO inventory.
(3)	Includes both the increase (decrease) in the holding period allowance for properties that remain in inventory at the end of the year as well as any reductions associated with dispositions during the year.

We expect REO operations expense to increase during 2010, as we expect our single-family and multifamily REO volumes to continue to rise as more properties transition to foreclosure and property values continue to remain weak.

Losses on Loans Purchased

Our losses on loans purchased were $4.8 billion during 2009 compared to $1.6 billion during 2008. The increase in losses on loans purchased is attributed both to the increase in volume of our optional repurchases of delinquent and modified loans underlying our guarantees as well as a decline in market valuations for these loans as compared to 2008. We purchased approximately 57,000 and 31,200 single-family loans under our financial guarantees during 2009 and 2008, respectively. During 2009, fair values of modified and delinquent loans declined in the first half of the year and then stabilized without significant changes for the second half of the year. Commencing January 1, 2010, we no longer recognize losses on loans purchased from PC pools related to our single-family PC trusts and certain Structured Transactions due to adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted

89	Freddie Mac

Within These Consolidated Financial Statements” to our consolidated financial statements for further information about the impact of adoption of these amendments.

Losses on loans purchased decreased from $1.9 billion in 2007 to $1.6 billion in 2008 due to the decline in the volume of our purchases resulting from the operational changes discussed below. Although the volume of our purchases of delinquent loans declined, the number of loans purchased due to modification increased, particularly in the second half of 2008. The reduction in losses due to the decline in volume of our purchases during 2008 was significantly offset by declines in the fair values of impaired and delinquent loans. The fair values of impaired and delinquent loans declined throughout 2008, with the most severe declines occurring during the fourth quarter.

Losses on delinquent and modified loans purchased from the mortgage pools underlying our PCs and Structured Securities occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase. In December 2007, we made certain operational changes for purchasing delinquent loans from PC pools, which significantly reduced the volume of our delinquent loan purchases, and consequently the amount of our losses on loans purchased, during 2008 and 2009, as compared to the amount of purchases we would have made in those years had we not made these changes. Prior to December 2007, we purchased loans from PC pools once they became 120 days delinquent. Effective December 2007, we purchase loans from pools when (a) the loans are modified, (b) foreclosure sales occur, (c) the loans are delinquent for 24 months, or (d) the loans are 120 days or more delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the non-performing mortgage loan. On February 10, 2010, we announced that we will purchase substantially all of the single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities. The decision to effect these purchases was made based on a determination that the cost of guarantee payments to the security holders will exceed the cost of holding non-performing loans on our consolidated balance sheets. The cost of holding non-performing loans on our consolidated balance sheets was significantly affected by the required adoption of new amendments to accounting standards and changing economics. Due to our January 1, 2010 adoption of new accounting standards for transfers of financial assets and the consolidation of VIEs, the cost of purchasing most delinquent loans from PCs will be less than the cost of continued guarantee payments to security holders. As of December 31, 2009, the total unpaid principal balance of such mortgages was approximately $70.2 billion. We will continue to review the economics of purchasing loans 120 days or more delinquent in the future and may reevaluate our delinquent loans purchase practices and alter them if circumstances warrant.

Our December 2007 operational changes for purchasing delinquent loans from PC pools did not impact our process or timing of modifying the loans, including our efforts under the MHA Program, and thus had no effect on the existing loss mitigation alternatives that are available to us or our servicers. This change in practice did not have an impact on our credit losses, as measured by the amount of charge-offs, nor on the cure rates of modified loans. However, when viewed in isolation, this change in practice resulted in a higher provision for credit losses associated with our PCs and Structured Securities and a reduction in our losses on loans purchased, particularly in 2008, since this was the first full year in which our change in practice was effective. We recover a portion of these losses over time since the market-based valuations imply losses that are higher than our historical experience. See “Recoveries on Loans Impaired upon Purchase” for discussion of recoveries on previously purchased impaired loans.

The total number of loans we purchase from PC pools is dependent on a number of factors, including management decisions about the timing of repurchases, our assessment of the cost of guarantee payments to PC holders compared to the expected costs of holding the non-performing mortgage loan and the success of our loan modification efforts, including those under HAMP.

Securities Administrator Loss on Investment Activity

In August 2008, acting as the security administrator for a trust that holds mortgage loan pools backing our PCs, we invested in $1.2 billion of short-term, unsecured loans which we made to Lehman on the trust’s behalf. We refer to these transactions as the Lehman short-term transactions. These transactions were due to mature on September 15, 2008; however, Lehman failed to repay these loans and the accrued interest. On September 15, 2008, Lehman filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. To the extent there is a loss related to an eligible investment for the trust, we, as the administrator, are responsible for making up that shortfall. During 2008, we recorded a $1.1 billion loss to reduce the carrying amount of this asset to our estimate of the net realizable amount on these transactions.

Income Tax Benefit (Expense)

For 2009, 2008 and 2007, we reported income tax benefit (expense) of $0.8 billion, $(5.6) billion and $2.9 billion, respectively, resulting in effective tax rates of 4%, (12)% and 48%, respectively. In 2008 and 2009, our effective tax rate differed from the federal statutory tax rate of 35% primarily due to the establishment of a partial valuation allowance against our net deferred tax assets in the third quarter of 2008. The tax benefit recognized in 2009 represents primarily the current

90	Freddie Mac

tax benefits associated with our ability to carry back net operating tax losses expected to be generated in 2009 to previous tax years. In 2007, our effective tax rate differed from the federal statutory tax rate of 35% primarily due to the benefit of our investments in LIHTC partnerships and tax-exempt housing-related securities. See “NOTE 15: INCOME TAXES” to our consolidated financial statements for additional information.

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

Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, the need to obtain funding under the Purchase Agreement is based on our net worth determined in accordance with GAAP, which is derived, in part, from our net income (loss) in accordance with GAAP. Net losses in accordance with GAAP will adversely affect our net worth in accordance with GAAP, and thus our need for funding under the Purchase Agreement, regardless of Segment Earnings results. Also, our definition of Segment Earnings may differ from similar measures used by other companies.

In the third quarter of 2009, we reclassified our investments in CMBS and all related income and expenses from the Investments segment to the Multifamily segment. This reclassification better aligns the financial results related to these securities with management responsibility. Prior periods have been reclassified to conform to the current presentation.

See “NOTE 17: SEGMENT REPORTING” to our consolidated financial statements for further information regarding our segments and the adjustments and reclassifications used to calculate Segment Earnings, as well as the allocation process used to generate our segment results.

Segment Earnings — Results

Investments

Our Investments segment is responsible for investment activity in single-family mortgages and mortgage-related securities, other investments, debt financing, and managing our interest rate risk, liquidity and capital positions. We invest principally in mortgage-related securities and single-family mortgages.

91	Freddie Mac

Table 21 presents the Segment Earnings of our Investments segment.

Table 21 — Segment Earnings and Key Metrics — Investments

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions)

Segment Earnings:
Net interest income	$7,641	$3,734	$3,300
Non-interest income (loss)	(8,090)	(4,304)	40
Non-interest expense:
Administrative expenses	(512)	(473)	(515)
Other non-interest expense	(32)	(1,111)	(31)

Total non-interest expense	(544)	(1,584)	(546)

Segment Earnings (loss) before income tax (expense) benefit	(993)	(2,154)	2,794
Income tax (expense) benefit	347	754	(978)

Segment Earnings (loss), net of taxes	(646)	(1,400)	1,816
Reconciliation to GAAP net income (loss):
Derivative and debt-related adjustments	4,274	(13,205)	(5,640)
Credit guarantee-related adjustments	—	—	1
Investment sales, debt retirements and fair value-related adjustments	4,146	(10,415)	987
Fully taxable-equivalent adjustment	(387)	(419)	(388)
Tax-related adjustments(1)	107	(2,344)	2,020

Total reconciling items, net of taxes	8,140	(26,383)	(3,020)

GAAP net income (loss)	$7,494	$(27,783)	$(1,204)

Key metrics — Investments:
Growth:
Purchases of securities — Mortgage-related investments portfolio:(2)(3)
Guaranteed PCs and Structured Securities	$182,157	$219,045	$141,059
Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities	45,995	68,053	12,033
Non-agency mortgage-related securities	180	699	52,384

Total purchases of securities — Mortgage-related investments portfolio	$228,332	$287,797	$205,476

Growth rate of mortgage-related investments portfolio (annualized)	(8.73)%	11.67%	(2.48)%
Return:
Net interest yield — Segment Earnings basis	1.03%	0.55%	0.50%

(1)	2009 and 2008 includes an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax assets, net that are not included in Segment Earnings.
(2)	Based on unpaid principal balance and excludes mortgage-related securities traded, but not yet settled.
(3)	Excludes single-family mortgage loans.

Segment Earnings (loss) for our Investments segment increased $754 million to $(646) million for 2009 compared to $(1.4) billion for 2008. The loss in Segment Earnings for our Investments segment for 2008 was higher than the loss in 2009 primarily as a result of our recognition of a loss of $1.1 billion during 2008 related to the Lehman short-term transaction. Net impairment of available-for-sale securities recognized in earnings increased to $8.3 billion during 2009 due to an increase in expected credit-related losses on our non-agency mortgage-related securities, compared to $4.3 billion of net impairment of available-for-sale securities recognized in earnings during 2008. Among the securities impaired during 2009 are securities backed by subprime, option ARM, Alt-A and other loans impaired due to expected credit-related losses. Commencing in the second quarter of 2009, security impairments that reflect expected or realized credit-related losses are realized in earnings immediately pursuant to GAAP and in Segment Earnings. In contrast, non-credit-related security impairments are recorded in our GAAP results in AOCI, but are not recorded in Segment Earnings. Impairments on securities we intend to sell or more likely than not will be required to sell prior to anticipated recovery are recorded in GAAP earnings but also excluded from Segment Earnings.

Segment Earnings net interest income increased $3.9 billion and Segment Earnings net interest yield increased 48 basis points to 103 basis points for 2009 compared to 2008. The primary drivers underlying the increases in Segment Earnings net interest income and Segment Earnings net interest yield were (a) a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with lower cost debt and (b) an increase in the average size of our investments in single-family mortgage loans and mortgage-related securities, including an increase in our holdings of fixed-rate assets. In addition, net interest income and net interest yield during 2009 benefited from the funds we received from Treasury under the Purchase Agreement. These funds generate net interest income, because the costs of such funds are not reflected in interest expense, but instead are reflected as dividends paid on senior preferred stock, which are not reflected in Segment Earnings.

Partially offsetting these increases was an increase in derivative interest carry expense on net pay-fixed interest rate swaps, which is recognized within net interest income in Segment Earnings, due to short-term interest rate declines and

92	Freddie Mac

increased derivative cash amortization expense primarily associated with purchased swaptions. Because of a significant drop in mortgage rates during the first half of 2009 and the introduction of the Freddie Mac Relief Refinance Mortgagesm product in April 2009, the prepayment option risk, or negative convexity, of our mortgage assets increased significantly as measured by our prepayment models. During the second quarter of 2009, and continuing into the early portion of the third quarter of 2009, we purchased swaptions in order to partially hedge our exposure to increasing negative convexity. The payments of up-front premiums associated with these purchased swaptions are amortized prospectively on a straight-line basis into Investments segment net interest income over the contractual life of the derivative. The up-front payments are amortized to reflect the periodic cost associated with the protection provided by the option contract. Subsequently, we adjusted our prepayment models to more accurately reflect expectations under our implementation of the MHA Program as well as refinancing expectations in the expected interest rate environment.

During 2009, the mortgage-related investments portfolio of our Investments segment decreased at an annualized rate of 8.7%, compared to an increase of 11.7% for 2008. The unpaid principal balance of the mortgage-related investments portfolio of our Investments segment decreased from $667 billion at December 31, 2008 to $609 billion at December 31, 2009. The portfolio decreased in 2009 due to a relative lack of favorable investment opportunities caused by tighter spreads on agency mortgage-related securities as a result of the Federal Reserve’s and Treasury’s purchases of agency mortgage-related securities. For information on the potential impact of the termination of these purchase programs and the requirement to reduce the mortgage-related investments portfolio by 10% annually, beginning in 2010, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity” and “NOTE 6: INVESTMENTS IN SECURITIES — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio” to our consolidated financial statements.

We held $65.6 billion of non-Freddie Mac agency mortgage-related securities and $113.7 billion of non-agency mortgage-related securities as of December 31, 2009 compared to $70.2 billion of non-Freddie Mac agency mortgage-related securities and $133.7 billion of non-agency mortgage-related securities as of December 31, 2008. The decline in the unpaid principal balance of non-agency mortgage-related securities is due primarily to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary prepayments on the underlying collateral of these securities. Agency securities comprised approximately 72% and 74% of the unpaid principal balance of the Investments segment mortgage-related investments portfolio at December 31, 2009 and 2008, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship and restrictions set forth in the Purchase Agreement may negatively impact our Investments segment results over the long term. For example, the required reduction in our mortgage-related investments portfolio unpaid principal balance to $250 billion, through successive annual 10% declines commencing in 2010, will cause a corresponding reduction in our net interest income from these assets. We expect this will negatively affect our Investments segment results. FHFA stated its expectation in the Acting Director’s February 2, 2010 letter that any net additions to our mortgage-related investments portfolio would be related to purchasing delinquent mortgages out of PC pools.

Segment Earnings for our Investments segment decreased $3.2 billion in 2008 compared to 2007. Segment Earnings for our Investments segment includes the recognition of security impairments during 2008 of $4.3 billion that reflect expected credit-related losses on our non-agency mortgage-related securities compared to $4 million of security impairments recognized during 2007. Prior to the second quarter of 2009, security impairments that reflected expected or realized credit-related losses were realized immediately pursuant to GAAP and in Segment Earnings. In contrast, non-credit-related security impairments of $13.4 billion were included in our 2008 GAAP results but are not included in Segment Earnings. Segment Earnings non-interest expense for 2008 includes a loss of $1.1 billion related to the Lehman short-term transactions. Segment Earnings net interest income increased $434 million and Segment Earnings net interest yield increased 5 basis points to 55 basis points for 2008 compared to 2007. The increases in Segment Earnings net interest income and Segment Earnings net interest yield were primarily due to purchases of fixed-rate assets at wider spreads relative to our funding costs, decreased funding costs due to the replacement of higher cost short- and long-term debt with lower cost debt issuances, and growth in the mortgage-related investments portfolio. Partially offsetting these increases in Segment Earnings net interest income and Segment Earnings net interest yield were the impact of declining rates on our floating rate assets as well as an increase in derivative interest carry expense on net pay-fixed swaps as a result of decreased interest rates and higher notional balances resulting from higher issuances of shorter-term debt. We use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. However, the use of these derivatives exposes us to additional counterparty credit risk.

93	Freddie Mac

Single-Family Guarantee

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

Expected net float benefit consists of estimates of float, net of our cost of funding advances, and compensating interest. Float is the income earned from the temporary investment of cash payments received from loan servicers for borrower payments and prepayments in advance of the date that payments are due to PC holders. The cost of funding advances arises in situations where we are required to pay PC holders prior to receiving cash from the loan servicers, including when a borrower is delinquent and we have not yet purchased the mortgage from the pool. When a borrower prepays the loan balance, interest is only due from the borrower up to the date of the prepayment; however, the holder of the PC is entitled to interest for the entire month. We make payments to the PC holders for this shortfall, which we refer to as compensating interest. We record our estimate of expected net float benefit in the Single-family Guarantee segment and the difference between expectations and actual results is reflected in Segment Earnings for our Investments segment.

94	Freddie Mac

Table 22 presents the Segment Earnings of our Single-family Guarantee segment.

Table 22 — Segment Earnings and Key Metrics — Single-Family Guarantee

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Segment Earnings:
Net interest income(1)	$123	$209	$703
Non-interest income:
Management and guarantee income	3,670	3,729	2,889
Other non-interest income(1)	334	385	117

Total non-interest income	4,004	4,114	3,006
Non-interest expense:
Administrative expenses	(867)	(812)	(806)
Provision for credit losses	(30,273)	(16,657)	(3,014)
REO operations expense	(287)	(1,097)	(205)
Other non-interest expense	(132)	(92)	(78)

Total non-interest expense	(31,559)	(18,658)	(4,103)

Segment Earnings (loss) before income tax	(27,432)	(14,335)	(394)
Income tax (expense) benefit	9,601	5,017	138

Segment Earnings (loss), net of taxes	(17,831)	(9,318)	(256)

Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments	2,408	(3,936)	(3,270)
Tax-related adjustments(2)	(8,265)	(9,059)	1,144

Total reconciling items, net of taxes	(5,857)	(12,995)	(2,126)

GAAP net income (loss)	$(23,688)	$(22,313)	$(2,382)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(3)	$1,799	$1,771	$1,584
Issuance — Single-family credit guarantees(3)	$472	$353	$467
Fixed-rate products — Percentage of purchases(4)	99%	92%	83%
Liquidation rate — Single-family credit guarantees (annualized rate)(5)	24%	16%	14%
Credit:
Delinquency rate(6)	3.87%	1.72%	0.65%
Delinquency transition rate(7)	16.4%	25.5%	15.9%
REO inventory (number of units)	45,047	29,340	14,394
Single-family credit losses, in basis points (annualized)	42.7	20.9	3.1
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(8)	$10,292	$10,571	$10,540
30-year fixed mortgage rate(9)	5.1%	5.1%	6.2%

(1)	In connection with the use of securitization trusts for the underlying assets of our PCs and Structured Securities in December 2007, we began recording trust management income in non-interest income. Trust management income represents the fees we earn as master servicer, issuer, administrator, and trustee. Previously, the benefit derived from interest earned on principal and interest cash flows between the time they were remitted to us by servicers and the date of distribution to our PCs and Structured Securities holders was recorded to net interest income.
(2)	2009 and 2008 includes an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax assets, net that are not included in Segment Earnings.
(3)	Based on unpaid principal balance.
(4)	Excludes Structured Transactions, but includes interest-only mortgages with fixed interest rates.
(5)	Includes termination of long-term standby commitments.
(6)	Represents the percentage of single-family loans in our single-family credit guarantee portfolio, based on loan count, which are 90 days or more past due or in foreclosure, at period end and excluding loans underlying Structured Transactions. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for a description of delinquency rates and our Structured Transactions.
(7)	Represents the percentage of loans that have been reported as 90 days or more delinquent or in foreclosure, during the prior year’s fourth quarter, which subsequently transitioned to REO within 12 months of the date of delinquency. The rate does not reflect pre-foreclosure sale transactions.
(8)	U.S. single-family mortgage debt outstanding as of September 30, 2009 for 2009. Source: Federal Reserve Flow of Funds Accounts of the United States of America dated December 10, 2009.
(9)	Based on Freddie Mac’s PMMS for the last week of each year, which represents the national average mortgage commitment rate to a qualified borrower exclusive of the fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

During 2009, 2008 and 2007, Segment Earnings (loss) for our Single-family Guarantee segment was $(17.8) billion, $(9.3) billion and $(256) million, respectively. Segment earnings (loss) increased in 2009 compared to 2008 primarily due to an increase in credit-related expenses due to higher delinquency rates, higher volumes of foreclosure transfers and a higher severity of losses on a per-property basis. The decline in Segment Earnings management and guarantee income for 2009 is primarily due to lower average contractual management and guarantee fee rates, partially offset by higher average balances of the single-family credit guarantee portfolio as compared to 2008. The decline in Segment Earnings during 2008, as compared to 2007, was primarily due to higher Segment Earnings provision for credit losses, that was partially offset by higher Segment Earnings management and guarantee income. Segment Earnings management and guarantee income was higher in 2008 than in 2007 due to higher average balances of the single-family credit guarantee portfolio during 2008 as

95	Freddie Mac

well as an increase in the average fee rates shown in the table below and higher upfront fee amortization. Amortization of upfront fees increased as a result of cumulative catch-up adjustments recognized during 2008, which result in a pattern of revenue recognition that is more consistent with our economic release from risk and the timing of the recognition of losses on pools of mortgage loans we guarantee.

Table 23 below provides summary information about management and guarantee earnings for the Single-family Guarantee segment.

Table 23 — Segment Management and Guarantee Earnings — Single-Family Guarantee

	Year Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$2,778	15.1	$2,868	15.9	$2,514	15.7
Amortization of credit fees included in other liabilities	892	4.8	861	4.8	375	2.3

Total Segment Earnings management and guarantee income	3,670	19.9	3,729	20.7	2,889	18.0

Adjustments to reconcile to consolidated GAAP:
Reclassification between net interest income and guarantee fee(1)	229		198		29
Credit guarantee-related activity adjustments(2)	(956)		(633)		(342)
Multifamily management and guarantee income(3)	90		76		59

Management and guarantee income, GAAP	$3,033		$3,370		$2,635

(1)	Management and guarantee fees earned on mortgage loans held in our mortgage-related investments portfolio are reclassified from net interest income within the Investments segment to management and guarantee fees within the Single-family Guarantee segment. Buy-up and buy-down fees are transferred from the Single-family Guarantee segment to the Investments segment.
(2)	Primarily represents credit fee amortization adjustments.
(3)	Represents management and guarantee income recognized related to our Multifamily segment that is not included in our Single-family Guarantee segment.

We implemented limited delivery fee increases in 2009 for mortgages with certain combinations of LTV ratios and other higher-risk loan characteristics, subject to certain maximum limits. We also experienced competitive pressure on our contractual management and guarantee fee rates, which limited our ability to increase our rates as customers renew their contracts. The Conservator’s directive that we provide increased support to the mortgage market has also affected our guarantee pricing decisions by limiting our ability to adjust our fees for current expectations of credit risk, and will likely continue to do so. Due to these competitive and other pressures, we do not have the ability to raise our contractual guarantee and management fee rates to offset the increased provision for credit losses on existing business. Consequently, we expect to continue to report a Segment Earnings (loss), net of taxes for the Single-family Guarantee segment for the foreseeable future.

In 2009, 2008 and 2007, the average balance of our single-family credit guarantee portfolio increased 2%, 12% and 14%, respectively. Our mortgage purchase volumes are impacted by several factors, including origination volumes, mortgage product and underwriting trends, competition, customer-specific behavior, contract terms, and governmental initiatives concerning our business activities. Origination volumes can be affected by government programs, such as the increase in refinance loan volume during 2009 associated with the Home Affordable Refinance Program. Single-family mortgage purchase volumes from individual customers can fluctuate significantly. We have tightened our guidelines for mortgages we purchase and we have seen improvements in the credit quality of mortgages delivered to us in 2009. As a result, there has been a shift in the composition of our new mortgage purchases during 2008 and 2009 to a greater proportion of fixed-rate mortgages with relatively higher average FICO scores and lower original LTV ratios (for which we receive a lower fee), and a reduction in our purchases of interest-only and lower documentation mortgage loans.

During 2009, 2008 and 2007 our Segment Earnings provision for credit losses for the Single-family Guarantee segment was $30.3 billion, $16.7 billion and $3.0 billion, respectively. Segment earnings provision for credit losses increased in 2009, compared to 2008, and 2008 increased compared to 2007, due to continued credit deterioration in our single-family credit guarantee portfolio, primarily related to 2007 and 2006 vintage loans and certain higher risk categories of loans. However, as unemployment rates have risen in 2009, the housing downturn has impacted a broader group of borrowers and delinquency rates have risen significantly for all types of loans. Unemployment rates worsened significantly during 2009. The U.S. Bureau of Labor Statistics reported unemployment rates in California, Florida, Arizona and Nevada of 12.4%, 11.8%, 9.1% and 13.0%, respectively, while the national rate was 10.0% as of December 31, 2009. Our provision is based on our estimate of incurred credit losses inherent in both our mortgage loan and our single-family credit guarantee portfolio using recent historical performance, such as the trends in delinquency rates, recent charge-off experience, recoveries from credit enhancements and other loss mitigation activities. Our Segment Earnings provision for loan loss is generally higher than amounts recorded under GAAP due to the inclusion of foregone interest income on impaired loans and additional provision expense related to loans purchased under our financial guarantees, which are recognized in different line items in our GAAP statements of operations.

96	Freddie Mac

The delinquency rate on our single-family credit guarantee portfolio increased to 3.87% as of December 31, 2009 from 1.72% as of December 31, 2008. Increases in delinquency rates occurred in all product types in 2009. Increases in delinquency rates have been more severe in California, Florida, Nevada and Arizona. We expect our delinquency rates may continue to rise in 2010.

Charge-offs, gross, associated with single-family loans increased to $9.7 billion in 2009 compared to $3.4 billion in 2008 and $0.5 billion in 2007, primarily due to an increase in the volume of REO properties we acquired through foreclosure transfers. The effect of declining home prices during 2007 and 2008 resulted in higher charge-offs, on a per property basis, during 2009, and we expect growth in charge-offs to continue in 2010. See “RISK MANAGEMENT — Credit Risks — Table 73 — Single-Family Credit Loss Concentration Analysis” for additional credit loss information.

Single-family Guarantee REO operations expense decreased during 2009, compared to 2008, as a result of lower disposition losses and increased recoveries of holding period write-downs on our inventory in 2009. During 2009 and 2008, we experienced significant increases in REO activity in all regions of the U.S., particularly in California, Florida, Nevada and Arizona. Single-family Guarantee REO operations expense significantly increased in 2008, as compared to 2007. During 2008, we experienced significant increases in delinquency rates and REO activity in all regions of the U.S., particularly in California, Florida, Nevada and Arizona, which combined with home price declines caused higher writedowns of REO properties as compared to 2007. See “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Performance” for further information on delinquency charge-offs and REO activity.

Declines in home prices contributed to the increase in the weighted average estimated current LTV ratio for loans underlying our single-family credit guarantee portfolio to 77% at December 31, 2009, from 72% and 63% at December 31, 2008 and 2007, respectively. Approximately 28% of loans in our single-family credit guarantee portfolio had estimated current LTV ratios above 90%, excluding second liens held by third parties, at December 31, 2009 as compared to 23% and 10% at December 31, 2008 and 2007, respectively. In general, higher total LTV ratios indicate that the borrower has less equity in the home and would thus be more likely to default in the event of a financial hardship. We expect that declines in home prices combined with the deterioration in rates of unemployment and other factors may result in higher credit losses for our Single-family Guarantee segment during 2010.

Our suspension or delay of foreclosure transfers, capacity constraints on our servicers, and any imposed delay in foreclosures by regulatory or governmental agencies causes a delay in our recognition of credit losses, and could cause our loan loss reserves to increase. The implementation of any governmental actions or programs that expand the ability of delinquent borrowers to obtain modifications with concessions of past due principal or interest amounts, including proposed changes to bankruptcy laws, could lead to higher charge-offs.

Multifamily

Through our Multifamily segment, we guarantee, securitize and invest in multifamily mortgages and CMBS. We also securitize and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. Our multifamily mortgage products, services and initiatives primarily finance rental housing for low- and moderate-income families.

Prior to 2008, we purchased and held multifamily loans for investment purposes. In 2008, we began purchasing certain multifamily mortgages and designating them as held-for-sale, as part of our expansion of multifamily security products. In 2009, we increased our issuance of multifamily Structured Transactions, which totaled $2.4 billion in unpaid principal balance. We expect to continue our purchases of multifamily loans and designating them held-for-sale as part of our further expansion of multifamily securitization transactions in 2010. We may also sell multifamily loans from time to time.

Our Multifamily segment also includes certain investments in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. In these investments, we provide equity contributions, as a limited partner, to partnerships designed to sponsor the development and ongoing operations for low- and moderate-income multifamily apartments and we planned to realize a return on our investment through reductions in income tax expense that result from federal income tax credits and the deductibility of operating losses generated by the partnerships. However, we are no longer investing in these partnerships to support the low- and moderate-income rental markets, because we do not expect to be able to use the underlying federal income tax credits or the operating losses generated from the partnerships as a reduction to our taxable income because of our inability to generate sufficient taxable income.

97	Freddie Mac

Table 24 presents the Segment Earnings of our Multifamily segment.

Table 24 — Segment Earnings and Key Metrics — Multifamily(1)

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Segment Earnings:
Net interest income	$852	$771	$752
Non-interest income (loss):
Management and guarantee income	90	76	59
LIHTC partnerships	(502)	(453)	(469)
Other non-interest income (loss)	(124)	39	24

Total non-interest income (loss)	(536)	(338)	(386)
Non-interest expense:
Administrative expenses	(220)	(190)	(189)
Provision for credit losses	(573)	(229)	(38)
REO operations expense	(20)	—	(1)
Other non-interest expense	(18)	(17)	(25)

Total non-interest expense	(831)	(436)	(253)

Segment Earnings (loss) before income tax benefit (expense)	(515)	(3)	113
LIHTC partnerships tax benefit	594	589	534
Income tax benefit (expense)	180	1	(40)
Less: Net (Income) loss-noncontrolling interest	2	2	3

Segment Earnings, net of taxes	261	589	610
Reconciliation to GAAP net income (loss):
Derivative and debt-related adjustments	(27)	(14)	(27)
Credit guarantee-related adjustments	8	8	1
Investment sales, debt retirements and fair value-related adjustments	(3,825)	(47)	—
Tax-related adjustments(2)	(997)	(451)	8

Total reconciling items, net of taxes(2)	(4,841)	(504)	(18)

GAAP net income (loss)	$(4,580)	$85	$592

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio	$78,371	$64,424	$48,814
Average balance of Multifamily guarantee portfolio	16,237	14,118	8,751
Average balance of Multifamily investment securities portfolio	63,797	65,513	56,262
Purchases, net — Multifamily loan portfolio(3)	14,011	18,887	18,011
Issuances — Multifamily guarantee portfolio	2,950	5,085	3,435
Liquidation rate — Multifamily loan portfolio (annualized rate)	4%	6%	13%
Credit:
Delinquency rate(4)	0.15%	0.01%	0.02%
Allowance for loan losses	$831	$277	$62

(1)	Prior year amounts have been revised to conform to the current presentation.
(2)	2009 and 2008 include an allocation of the non-cash charge related to the establishment of the partial valuation allowance against our deferred tax assets, net that are not included in Segment Earnings.
(3)	Consists of unpaid principal balance of all multifamily mortgage loan purchases, net of $2 billion in 2009 associated with issuances for the Multifamily guarantee portfolio. These purchases primarily represent those loans designated held-for-investment rather than designated held-for-sale and subsequent securitization.
(4)	Based on net carrying value of mortgages in the multifamily loan and guarantee portfolios that are 90 days or more delinquent as well as those in the process of foreclosure. Excludes Structured Transactions and loans underlying the multifamily investment securities portfolio.

Segment Earnings for our Multifamily segment decreased 56% to $261 million for 2009 compared to $589 million for 2008, primarily due to higher provision for credit losses and credit-related impairment on CMBS. Net interest income increased $81 million, or 11%, for 2009 compared to 2008, primarily driven by a 22% increase in the average balances of our Multifamily loan portfolio and significantly lower interest rates resulting in lower cost of funding. We continued to provide stability and liquidity for the financing of rental housing nationwide by continuing our purchases and credit guarantees of multifamily mortgage loans. We completed structured securitization transactions with multifamily mortgage loans totaling approximately $2.4 billion in 2009. We may consider additional transactions in the future, as market conditions allow.

Segment Earnings non-interest income (loss) was $(536) million in 2009 compared to $(338) million in 2008, and the increase in loss is primarily attributed to credit-related impairment losses on CMBS recognized in the second half of 2009. Impairment on CMBS for both GAAP and Segment Earnings during 2009 totaled $137 million. There were no impairments recognized for either GAAP or Segment Earnings on available-for-sale CMBS during 2008. We view the performance of the individual securities impaired during 2009 as significantly worse than the remainder of our CMBS. While delinquencies for the remaining securities increased, we believe the credit enhancement related to the non-impaired bonds is currently sufficient to cover expected losses on the underlying loans. Since we generally hold these securities to maturity, we do not

98	Freddie Mac

intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

Segment Earnings for our Multifamily segment decreased 3%, to $589 million, for 2008 compared to $610 million for 2007, primarily due to an increase in provision for credit losses, which was partially offset by higher LIHTC partnership tax benefits. We also recognized higher management and guarantee fee income during 2008 due to higher average balances of our multifamily guarantee portfolio, as compared to 2007. Loan purchases for the multifamily loan and guarantee portfolios on a combined basis were $24 billion for 2008, an 11% increase compared to 2007. Non-interest loss declined to $338 million in 2008 from $386 million in 2007, due to an increase in management and guarantee income and, to a lesser extent, an increase in bond application fees during 2008 compared to 2007.

The multifamily mortgage market differs from the residential single-family market in several respects. The likelihood that a multifamily borrower will make scheduled payments on its mortgage is a function of a property’s cash flow, which is determined by the ability of the property to generate income sufficient to make those payments, and is affected by rent levels, vacancy rates and the borrower’s operating expenses. The multifamily market is affected by the balance between the supply of, and demand for, rental housing (both multifamily and single-family), which in turn is affected by unemployment rates, the number of new units added to the rental housing supply, rates of household formation and the relative cost of owner-occupied housing alternatives. Due to a weakening employment market in the U.S. and other factors, apartment market fundamentals continued to deteriorate in 2009, as reflected by increased vacancy rates and declining rent levels. This led to a decrease in property-level net operating income and DSCR. Additionally, apartment values dropped in 2009, which led to an increase in current LTV ratios. Given the significant weakness currently being experienced in the U.S. economy, it is likely that apartment fundamentals in the U.S. will continue to deteriorate during 2010, which could increase delinquencies and cause us to incur additional credit losses. Multifamily capital market conditions also deteriorated in 2009, with a significant decline in available credit and stricter underwriting requirements by investors.

We were very active in the multifamily market in 2009 and 2008, through our purchase or guarantee of new loans totaling approximately $17 billion and $24 billion, respectively. Our continued high level of activity during 2009 relative to the multifamily market, reflects our priority to provide support for the U.S. mortgage market during this period of uncertainty. We expect lower purchase and guarantee activity in 2010, as we expect loan volumes in the multifamily market to remain low or decline from 2009 levels.

Our Multifamily segment provision for credit losses increased to $573 million in 2009 from $229 million in 2008. The increase in 2009 is mainly a result of the economic recession, higher rates of unemployment and further deterioration in multifamily market fundamentals such as higher property vacancy rates and declines in the average monthly apartment rental rates, which adversely affected our multifamily borrowers. In determining our loan loss reserve estimate, we utilize available economic data related to commercial real estate as well as assumptions of loss severity and cure rates. The cure rate is the percent of delinquent loans that return to a current payment status. For those loans we identify as having deteriorating underlying characteristics such as estimated current LTV ratio and DSCRs, we evaluate each individual property, using estimates of property value to determine if a specific reserve is needed for the loan. Although we use the most recently available results of our multifamily borrowers to assess a property’s value, there is a lag in reporting as they prepare their results in the normal course of business.

The delinquency rate for loans in the multifamily loan portfolio and multifamily guarantee portfolio, on a combined basis, was 0.15% and 0.01% as of December 31, 2009 and 2008, respectively. Our multifamily delinquent loans as of December 31 2009 are principally loans on properties located in Georgia and Texas. The majority of multifamily loans included in our delinquency rates are credit-enhanced for which we believe the credit enhancement will mitigate our expected losses on those loans. The multifamily delinquency rate of credit-enhanced loans as of December 31, 2009 and 2008, was 1.02% and 0.12%, respectively, while the delinquency rate for non-credit-enhanced loans was 0.04% and —%, respectively. See “Table 8 — Credit Statistics, Multifamily Loan and Guarantee Portfolios” for quarterly data on delinquency rates and non-performing loans. Market fundamentals for multifamily properties experienced the greatest deterioration during 2009 in Florida, Georgia, Texas and California. Refinance risk, which is the risk that a multifamily borrower with a maturing balloon mortgage will not be able to refinance and will instead default, is high given the state of the economy, lack of liquidity, deteriorating property cash flows, and declining property market values. If multifamily market fundamentals remain under pressure, then we expect our multifamily credit losses and delinquencies could continue to increase during 2010.

Prior to 2008, we invested as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. Other-than-temporary impairments that reflect expected or realized credit-related losses on investment securities or a change in expected earnings to be generated from our LIHTC investments are realized in earnings immediately in both our GAAP results and Segment Earnings. Any additional impairment is not recognized for Segment Earnings. We recognized a $3.4 billion write-down of our LIHTC investments during the fourth

99	Freddie Mac

quarter of 2009 in our GAAP results. We recognized $17 million and $13 million during 2009 and 2008, respectively, of LIHTC related impairments in Segment Earnings. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information on our 2009 impairment determination.

CONSOLIDATED BALANCE SHEETS ANALYSIS

The following discussion of our consolidated balance sheets should be read in conjunction with our consolidated financial statements, including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for more information concerning our significant accounting policies and estimates applied in determining our reported financial position.

2010 Significant Changes in Accounting Standards — Accounting for Transfers of Financial Assets and Consolidation of VIEs

Effective January 1, 2010, we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. The adoption of these amendments will have a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010. As a result of adoption, our consolidated balance sheet results for the three months ended March 31, 2010 will reflect the consolidation of our single-family PC trusts and certain of our Structured Transactions.

The cumulative effect of these changes in accounting principles as of January 1, 2010 is a net decrease of approximately $11.7 billion to total equity (deficit), which includes the changes to the opening balances of AOCI and retained earnings (accumulated deficit).

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements — Accounting for Transfers of Financial Assets and Consolidation of VIEs” to our consolidated financial statements for additional information on the impacts of adoption.

Cash and Cash Equivalents

Cash and cash equivalents, along with other liquid assets discussed in “Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “Investments in Securities — Non-Mortgage-Related Securities,” are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. We use these assets to help manage recurring cash flows and meet our other cash management needs. We also use these assets to manage our liquidity until we have favorable credit guarantee or mortgage-related investment opportunities.

We held $64.7 billion and $45.3 billion of cash and cash equivalents as of December 31, 2009 and December 31, 2008, respectively. The increase in cash and cash equivalents from December 31, 2008 to December 31, 2009 is, in part, due to a relative lack of favorable investment opportunities over the last three quarters of 2009 for mortgage-related investments.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities purchased under agreements to resell is an important aspect to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. We consider other unsecured lending to be unsecured trades with these commercial banks with a term longer than overnight.

We held no federal funds or other unsecured lending at both December 31, 2009 and 2008. Securities purchased under agreements to resell decreased $3.2 billion to $7.0 billion at December 31, 2009, compared to $10.2 billion at December 31, 2008. The decrease in these assets was offset by the increases in our cash and cash equivalents and our non-mortgage-related securities as our liquid assets increased on an overall basis.

100	Freddie Mac

Investments in Securities

Tables 25 and 26 provide detail regarding our investments in securities.

Table 25 — Investments in Available-For-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
December 31, 2009	Amortized Cost	Gains	Losses(1)	Fair Value
	(in millions)

Available-for-sale mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
Commercial mortgage-backed securities	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total available-for-sale mortgage-related securities	413,956	10,850	(42,675)	382,131

Available-for-sale non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total available-for-sale non-mortgage-related securities	2,444	109	—	2,553

Total investments in available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

December 31, 2008

Available-for-sale mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
Commercial mortgage-backed securities	64,214	2	(14,716)	49,500
Option ARM	12,117	—	(4,739)	7,378
Alt-A and other	20,032	11	(6,787)	13,256
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total available-for-sale mortgage-related securities	493,971	7,061	(50,928)	450,104

Available-for-sale non-mortgage-related securities:
Asset-backed securities	8,788	6	—	8,794

Total available-for-sale non-mortgage-related securities	8,788	6	—	8,794

Total investments in available-for-sale securities	$502,759	$7,067	$(50,928)	$458,898

December 31, 2007

Available-for-sale mortgage-related securities:
Freddie Mac	$346,569	$2,981	$(2,583)	$346,967
Subprime	101,278	12	(8,584)	92,706
Commercial mortgage-backed securities	64,965	515	(681)	64,799
Option ARM	21,269	—	(1,276)	19,993
Alt-A and other	30,187	15	(1,267)	28,935
Fannie Mae	45,688	513	(344)	45,857
Obligations of states and political subdivisions	14,783	146	(351)	14,578
Manufactured housing	1,149	131	(12)	1,268
Ginnie Mae	545	19	(2)	562

Total available-for-sale mortgage-related securities	626,433	4,332	(15,100)	615,665

Available-for-sale non-mortgage-related securities:
Commercial paper	18,513	—	—	18,513
Asset-backed securities	16,644	25	(81)	16,588

Total available-for-sale non-mortgage-related securities	35,157	25	(81)	35,101

Total investments in available-for-sale securities	$661,590	$4,357	$(15,181)	$650,766

(1)	Gross unrealized losses at December 31, 2009 include non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

101	Freddie Mac

Table 26 — Investments in Trading Securities

	December 31,
	2009	2008	2007
	(in millions)

Mortgage-related securities:
Freddie Mac	$170,955	$158,822	$12,216
Fannie Mae	34,364	31,309	1,697
Ginnie Mae	185	198	175
Other	28	32	1

Total mortgage-related securities	205,532	190,361	14,089

Non-mortgage-related securities:
Asset-backed securities	1,492	—	—
Treasury bills	14,787	—	—
FDIC-guaranteed corporate medium-term notes	439	—	—

Total non-mortgage-related securities	16,718	—	—

Total fair value of investments in trading securities	$222,250	$190,361	$14,089

Non-Mortgage-Related Securities

We held investments in non-mortgage-related available-for-sale and trading securities of $19.3 billion and $8.8 billion as of December 31, 2009 and December 31, 2008, respectively. Our holdings of non-mortgage-related securities increased in 2009, as compared to 2008, to maintain required liquidity and contingency levels. At December 31, 2009, investments in securities included $4.0 billion of non-mortgage-related asset-backed securities, $14.8 billion of Treasury bills and $0.5 billion of FDIC-guaranteed corporate medium-term notes that we could sell to meet mortgage-funding needs, provide diverse sources of liquidity or help manage the interest rate risk inherent in mortgage-related assets.

We recorded net impairment of available-for-sale securities recognized in earnings during 2009 of $185 million for our non-mortgage-related securities, as we could not assert that we did not intend to, or we will not be required to, sell these securities before a recovery of the unrealized losses. Such net impairments occurred in the first and second quarters of 2009; no such net impairments were recorded for the third or fourth quarters of 2009 and no non-mortgage-related securities were in an unrealized loss position at December 31, 2009. The decision to impair these securities is consistent with our consideration of these securities as a contingent source of liquidity. We do not expect any contractual cash shortfalls related to these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” to our consolidated financial statements for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

During the fourth quarter of 2008, we recognized other-than-temporary impairment charges on our non-mortgage-related available-for-sale securities of $590 million, related to securities with $9.0 billion of unpaid principal balance, as management could not assert the positive intent to hold these securities to recovery. Other-than-temporary impairments taken on our non-mortgage-related securities during 2008 were $1.0 billion.

Table 27 provides credit ratings of our investments in non-mortgage-related asset-backed securities at December 31, 2009. Table 27 includes securities classified as either available-for-sale or trading on our consolidated balance sheets.

Table 27 — Investments in Non-Mortgage-Related Asset-Backed Securities

	December 31, 2009				Current
	Amortized	Fair	Original %	Current %	Investment
Collateral Type	Cost	Value	AAA-rated(1)	AAA-rated(2)	Grade(3)
	(dollars in millions)

Non-mortgage-related asset-backed securities:
Credit cards	$2,523	$2,587	100%	100%	100%
Auto credit	920	945	100	100	100
Equipment lease	127	134	100	100	100
Student loans	153	156	100	95	100
Stranded assets(4)	82	84	100	100	100
Insurance premiums	131	139	100	100	100

Total non-mortgage-related asset-backed securities	$3,936	$4,045	100	100	100

(1)	Reflects the composition of the portfolio that was AAA-rated as of the date of our acquisition of the security, based on unpaid principal balance and the lowest rating available.
(2)	Reflects the AAA-rated composition of the securities as of February 11, 2010, based on unpaid principal balance as of December 31, 2009 and the lowest rating available.
(3)	Reflects the composition of these securities with credit ratings BBB− or above as of February 11, 2010, based on unpaid principal balance as of December 31, 2009 and the lowest rating available.
(4)	Consists of securities backed by liens secured by fixed assets owned by regulated public utilities.

102	Freddie Mac

Mortgage-Related Securities

We are primarily a buy-and-hold investor in mortgage-related securities, which consist of securities issued by us, Fannie Mae, Ginnie Mae and other financial institutions. Our mortgage-related securities are classified as either available-for-sale or trading on our consolidated balance sheets.

Our investments in mortgage-related securities are included in the calculation of our mortgage-related investments portfolio. Also included in our mortgage-related investments portfolio are our investments in mortgage loans, discussed under “Mortgage Loans.” The unpaid principal balance of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $755.3 billion at December 31, 2009.

Under the Purchase Agreement, as amended, the unpaid principal balance of our mortgage-related investments portfolio could not exceed $900 billion as of December 31, 2009, and must decline by 10% per year thereafter until it reaches $250 billion. Therefore, the unpaid principal balance of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010. Treasury has stated it does not expect us to be an active buyer to increase the size of our mortgage-related investments portfolio, and also does not expect that active selling will be necessary to meet the required portfolio reduction targets. FHFA has also stated its expectation in the Acting Director’s February 2, 2010 letter that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. FHFA has stated that, given the size of our current mortgage-related investments portfolio and the potential volume of delinquent mortgages to be purchased out of PC pools, it expects that any net additions to our mortgage-related investments portfolio would be related to that activity. For a further discussion of the limit on our mortgage-related investments portfolio, see “NOTE 6: INVESTMENTS IN SECURITIES — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio” to our consolidated financial statements.

103	Freddie Mac

Table 28 provides unpaid principal balances of our investments in mortgage-related securities.

Table 28 — Characteristics of Mortgage-Related Securities

	December 31,
	2009			2008
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(in millions)

PCs and Structured Securities:(1)
Single-family(2)	$294,958	$77,708	$372,666	$328,965	$93,498	$422,463
Multifamily	277	1,672	1,949	332	1,729	2,061

Total PCs and Structured Securities	295,235	79,380	374,615	329,297	95,227	424,524

Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities:(3)
Fannie Mae:
Single-family(2)	36,549	28,585	65,134	35,142	34,460	69,602
Multifamily	438	90	528	582	92	674
Ginnie Mae:
Single-family(2)	341	133	474	398	152	550
Multifamily	35	—	35	26	—	26

Total agency mortgage-related securities	37,363	28,808	66,171	36,148	34,704	70,852

Non-agency mortgage-related securities:
Single-family:(2)(4)
Subprime	395	61,179	61,574	438	74,413	74,851
Option ARM	—	17,687	17,687	—	19,606	19,606
Alt-A and other	2,845	18,594	21,439	3,266	21,801	25,067
Commercial mortgage-backed securities(5)	23,476	38,439	61,915	25,060	39,131	64,191
Obligations of states and political subdivisions(6)	11,812	42	11,854	12,825	44	12,869
Manufactured housing(7)	1,034	167	1,201	1,141	185	1,326

Total non-agency mortgage-related securities(8)	39,562	136,108	175,670	42,730	155,180	197,910

Total unpaid principal balance of mortgage-related securities	$372,160	$244,296	616,456	$408,175	$285,111	693,286

Premiums, discounts, deferred fees, impairments of unpaid principal balances and other basis adjustments			(5,897)			(14,592)
Net unrealized (losses) on mortgage-related securities, pre-tax			(22,896)			(38,228)

Total carrying value of mortgage-related securities			$587,663			$640,466

(1)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral.
(2)	Variable-rate single-family mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(3)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	Single-family non-agency mortgage-related securities backed by subprime residential loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 31 — Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, Option ARM, Alt-A and Other Loans at December 31, 2009 and 2008” and “Table 32 — Ratings Trend of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, Option ARM, Alt-A and Other Loans.”
(5)	Approximately 53% and 93% of these securities held at December 31, 2009 and 2008, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(6)	Consists of mortgage revenue bonds. Approximately 55% and 58% of these securities held at December 31, 2009 and 2008, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(7)	At December 31, 2009 and 2008, 17% and 32%, respectively, of mortgage-related securities backed by manufactured housing bonds were rated BBB– or above, based on the lowest rating available. For both dates, 91% of manufactured housing bonds had credit enhancements, including primary monoline insurance that covered 23%, of the manufactured housing bonds based on the unpaid principal balance. At December 31, 2009 and 2008, we had secondary insurance on 61% and 60% of these bonds that were not covered by the primary monoline insurance, respectively, based on the unpaid principal balance. Approximately 3% of the mortgage-related securities backed by manufactured housing bonds were AAA-rated at both December 31, 2009 and 2008, based on the unpaid principal balance and the lowest rating available.
(8)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 26% and 55% of total non-agency mortgage-related securities held at December 31, 2009 and 2008, respectively, were AAA-rated as of those dates, based on the unpaid principal balance and the lowest rating available.

The total unpaid principal balance of our investments in mortgage-related securities decreased by $76.8 billion to $616.5 billion at December 31, 2009 compared to December 31, 2008. Our mortgage-related securities decreased during 2009 due to a relative lack of favorable investment opportunities, as evidenced by tighter spreads on agency mortgage-related securities. We believe these tighter spread levels were driven by the Federal Reserve’s and Treasury’s agency mortgage-related securities purchase programs. Treasury’s purchase program expired in December 2009. Investment opportunities for agency mortgage-related securities could remain limited while the Federal Reserve’s purchase program remains in effect.

104	Freddie Mac

Higher Risk Components of Our Investments in Mortgage-Related Securities

As discussed below, we have exposure to subprime, Alt-A, interest-only and option ARM loans as part of our investments in mortgage-related securities as follows:

•	PCs and Structured Securities: We hold significant dollar amounts of PCs and Structured Securities as part of our investments in securities. A portion of the single-family mortgage loans underlying our PCs and Structured Securities are Alt-A and interest-only loans, and there are subprime and option ARM loans underlying some of our Structured Transactions. For more information on certain higher risk categories of single-family loans underlying our PCs and Structured Securities, see “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk.”

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans

During 2009, we did not buy or sell any non-agency mortgage-related securities backed by subprime, option ARM or Alt-A loans. As discussed below, we recognized significant impairment on our holdings of such securities in 2009. See “Table 30 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings” for more information. We believe that the declines in fair values for these securities are attributable to poor underlying collateral performance and limited liquidity and large risk premiums in the mortgage market.

We classify our non-agency mortgage-related securities as subprime, option ARM or Alt-A if the securities were labeled as such when sold to us. Table 29 presents information about our holdings of these securities.

Table 29 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans(1)

	December 31, 2009			December 31, 2008
	Unpaid	Collateral	Average	Unpaid	Collateral	Average
	Principal	Delinquency	Credit	Principal	Delinquency	Credit
	Balance	Rate(2)	Enhancement(3)	Balance	Rate(2)	Enhancement(3)
	(dollars in millions)

Mortgage loans:
Single-family:
Subprime first lien	$61,019	49%	29%	$74,070	38%	34%
Option ARM	17,687	45	16	19,606	30	22
Alt-A(4)	17,998	26	11	21,015	17	14

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(in millions)

Principal repayments:(5)
Subprime — first and second liens	$2,821	$3,178	$3,421	$3,855
Option ARM	527	533	474	386
Alt-A and other	813	915	997	903

(1)	See “Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Determined based on loans that are 60 days or more past due that underlie the securities and on information obtained from a third-party data provider.
(3)	Reflects the average current credit enhancement on all such securities we hold provided by subordination of other securities held by third parties. Excluding securities with monoline bond insurance.
(4)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(5)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both voluntary prepayments on the underlying collateral of these securities and the recoveries of liquidated loans, representing a partial return of our investment in these securities.

We have significant credit enhancements on the majority of the non-agency mortgage-related securities backed by subprime first lien, option ARM and Alt-A loans we hold, particularly through subordination. These credit enhancements are one of the primary reasons we expect our actual losses, through principal or interest shortfalls, to be less than the fair value declines of these securities. However, during 2009, we experienced a rapid depletion of credit enhancements on certain of the securities backed by subprime first lien, option ARM and Alt-A loans due to poor performance of the underlying collateral.

Unrealized Losses on Available-for-Sale Mortgage-Related Securities

At December 31, 2009, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $42.7 billion, compared to $50.9 billion at December 31, 2008. This decrease in unrealized losses is net of the impact of $15.3 billion, pre-tax ($9.9 billion, net of tax) of other-than-temporary impairment losses recorded as a result of the adoption of an amendment to the accounting standards for investments in debt and equity securities adopted on April 1, 2009. This cumulative adjustment reclassified the non-credit component of previously recognized other-than-temporary impairments from retained earnings (i.e., previously expensed) to AOCI.

We believe that unrealized losses on non-agency mortgage-related securities at December 31, 2009 were attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the non-agency mortgage market. All securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “NOTE 6:

105	Freddie Mac

INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding unrealized losses on available-for-sale securities.

Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities

We recorded net impairment of available-for-sale securities recognized in earnings related to non-agency mortgage-related securities of approximately $11.0 billion during 2009. Of this amount, $6.9 billion was recognized in the first quarter of 2009, prior to the adoption of an amendment to the accounting standards for investments in debt and equity securities, and related to non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans that were probable of incurring a contractual principal or interest loss.

Our other-than-temporary charges for 2009 were significantly affected by an amendment to the accounting standards for investments in debt and equity securities that we adopted on April 1, 2009. This amendment provided guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. Under this guidance, a portion of the other-than-temporary impairment (that portion which relates to securities not intended to be sold and which is not credit-related) is recorded in AOCI and not recognized in earnings. Credit-related portions of other-than-temporary impairments are recognized in earnings. As a result of the adoption of this amendment on April 1, 2009, we recorded a cumulative adjustment of $(9.9) billion, net of tax, related to other-than-temporary impairment losses to AOCI. This cumulative adjustment reclassified the non-credit component of previously recognized other-than-temporary impairments from retained earnings to AOCI. For more information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” and “NOTE 6: INVESTMENTS IN SECURITIES— Other-Than-Temporary Impairments on Available-For-Sale Securities” to our consolidated financial statements.

Table 30 provides additional information regarding other-than-temporary impairments related to our available-for-sale mortgage-related securities recognized in earnings for the three months ended December 31, 2009 and 2008.

Table 30 — Net Impairment on Available-For-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended
	December 31, 2009		December 31, 2008
		Net Impairment of		Net Impairment of
	Unpaid	Available-For-Sale	Unpaid	Available-For-Sale
	Principal	Securities Recognized	Principal	Securities Recognized
	Balance	in Earnings	Balance	in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$26,398	$499	$3,633	$1,319
Other years — first and second liens(1)	870	16	154	35

Total subprime — first and second liens	27,268	515	3,787	1,354

Option ARM:
2006 & 2007	2,516	15	2,735	1,676
Other years	167	—	1,858	1,026

Total option ARM	2,683	15	4,593	2,702

Alt-A:
2006 & 2007	2,516	35	1,272	569
Other years	871	16	2,916	1,404

Total Alt-A	3,387	51	4,188	1,973

Other loans	80	—	1,068	765

Total subprime, option ARM, Alt-A and other loans	33,418	581	13,636	6,794
Commercial mortgage-backed securities	1,596	83	—	—
Manufactured housing	142	3	252	82

Total available-for-sale mortgage-related securities	$35,156	$667	$13,888	$6,876

(1) Includes all second liens.

We recorded net impairment of available-for-sale securities in earnings related to non-agency mortgage-related securities of $667 million during the fourth quarter of 2009. This impairment is primarily due to the higher defaults and severities related to the collateral underlying these securities, particularly subprime, for our more recent vintages of non-agency mortgage-related securities. The deterioration in the performance of the collateral underlying these securities has not impacted our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities. Included in these net impairments are $27 million of impairments related to securities backed by subprime, option ARM, Alt-A and other loans and $30 million of impairments related to CMBS impaired for the first time during the fourth quarter of 2009.

In addition, $656 million of the total other-than-temporary impairments primarily related to our non-agency securities for the fourth quarter of 2009 were non-credit-related and, thus, recognized in AOCI. We currently estimate that the future

106	Freddie Mac

expected principal and interest shortfall on these securities will be significantly less than the recent fair value declines. Since the beginning of 2007, we have incurred actual principal cash shortfalls of $107 million on impaired securities. However, many of our investments were structured so that realized losses are recognized when the investment matures.

During the three months and year ended December 31, 2008, we recorded $6.8 billion and $16.5 billion, respectively, of impairment of available-for-sale securities recognized in earnings related to our investments in non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans primarily due to deterioration in the performance of the collateral underlying these loans.

The decline in mortgage credit performance has been severe for subprime, option ARM, Alt-A and other loans. Many of the same economic factors impacting the performance of our single-family mortgage portfolio also impact the performance of our investments in non-agency mortgage-related securities. Rising unemployment, an increasing inventory of unsold homes, tight credit conditions, and weakening consumer confidence not only contributed to poor performance during 2009, but also impacted our expectations regarding future performance, both of which are critical in assessing other-than-temporary impairments. Furthermore, the subprime, option ARM, Alt-A and other loans backing our securities have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona and Nevada.

While it is reasonably possible that defaults and severity of losses on our available-for-sale mortgage-related securities where we have not recorded an impairment earnings charge could exceed our subordination and credit enhancement levels, we do not believe that those conditions were likely at December 31, 2009. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of available information, we have concluded that the reduction in fair value of these securities was temporary at December 31, 2009.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models and are subject to change as the performance of the individual securities changes and mortgage market conditions evolve. Bankruptcy reform, loan modification programs and other forms of government intervention in the housing market can significantly change the performance, including the timing of loss recognition, of the underlying loans and thus our securities. Given the extent of the housing and economic downturn over the past few years, it is difficult to forecast and estimate the future performance of mortgage loans and mortgage-related securities with any assurance of predictability, and actual results could differ materially from our expectations. Furthermore, different market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls.

107	Freddie Mac

Ratings of Available-For-Sale Non-Agency Mortgage-Related Securities

Table 31 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM and Alt-A and other loans held at December 31, 2009 based on their ratings as of December 31, 2009 as well as those held at December 31, 2008 based on their ratings as of December 31, 2008. Tables 31 and 32 use the lowest rating available for each security.

Table 31 — Ratings of Available-For-Sale Non-Agency Mortgage-Related-Securities backed by Subprime, Option ARM and Alt-A and Other Loans at December 31, 2009 and 2008

	Unpaid		Gross	Monoline
	Principal	Amortized	Unrealized	Insurance
Credit Rating as of December 31, 2009	Balance	Cost	Losses	Coverage(1)
	(in millions)

Subprime loans:
AAA-rated	$4,600	$4,597	$(643)	$34
Other investment grade	6,248	6,247	(1,562)	625
Below investment grade(2)	50,716	45,977	(18,897)	1,895

Total	$61,564	$56,821	$(21,102)	$2,554

Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	350	345	(152)	166
Below investment grade(2)	17,337	13,341	(6,323)	163

Total	$17,687	$13,686	$(6,475)	$329

Alt-A and other loans:
AAA-rated	$1,825	$1,844	$(247)	$9
Other investment grade	4,829	4,834	(1,051)	530
Below investment grade(2)	14,785	12,267	(4,249)	2,752

Total	$21,439	$18,945	$(5,547)	$3,291

Credit Rating as of December 31, 2008
Subprime loans:
AAA-rated	$21,267	$21,224	$(4,821)	$40
Other investment grade	22,502	22,418	(6,302)	1,493
Below investment grade	31,070	27,757	(8,022)	1,851

Total	$74,839	$71,399	$(19,145)	$3,384

Option ARM loans:
AAA-rated	$8,818	$5,803	$(2,086)	$57
Other investment grade	5,375	3,290	(1,423)	377
Below investment grade	5,413	3,024	(1,230)	299

Total	$19,606	$12,117	$(4,739)	$733

Alt-A and other loans:
AAA-rated	$11,293	$10,512	$(3,567)	$185
Other investment grade	8,521	6,488	(2,405)	2,950
Below investment grade	5,253	3,032	(815)	1,138

Total	$25,067	$20,032	$(6,787)	$4,273

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(2)	Includes certain securities that are no longer rated.

108	Freddie Mac

Table 32 shows (i) the percentage of unpaid principal balance of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM and Alt-A and other loans held at December 31, 2009 based on the ratings of such securities as of December 31, 2009 and February 11, 2010 and (ii) the percentage of unpaid principal balance of such securities at December 31, 2008 based on their December 31, 2008 ratings.

Table 32 — Ratings Trend of Available-For-Sale Non-Agency Mortgage-Related Securities backed by Subprime, Option ARM, Alt-A and Other Loans

	Percentage of Unpaid		Percentage of Unpaid
	Principal Balance at		Principal Balance at
	December 31, 2009		December 31, 2008
	Credit Rating as of
	February 11, 2010	December 31, 2009	December 31, 2008

Subprime loans:
AAA-rated	7%	7%	28%
Other investment grade	10	10	30
Below investment grade(1)	83	83	42

Total	100%	100%	100%

Option ARM loans:
AAA-rated	—%	—%	45%
Other investment grade	2	2	27
Below investment grade(1)	98	98	28

Total	100%	100%	100%

Alt-A and other loans:
AAA-rated	9%	9%	45%
Other investment grade	23	23	34
Below investment grade(1)	68	68	21

Total	100%	100%	100%

(1) Includes certain securities that are no longer rated.

Although non-agency mortgage-related securities backed by subprime, option ARM and Alt-A and other loans experienced significant ratings downgrades during 2009, we currently believe the economic factors leading to these downgrades are already appropriately considered in our other-than-temporary impairment decisions and valuations.

Issuers Greater than 10% of Total Equity (Deficit)

We held investments in Fannie Mae securities with a fair value of $69.9 billion at December 31, 2009. In addition, we held investments in securities issued by the following:

•	American Home Mortgage Investment Trust 2005-2 with a fair value of $370 million and a book value of $548 million;

•	Argent Securities, Inc. 2006-M1 with a fair value of $252 million and a book value of $476 million;

•	Countrywide Commercial Real Estate Financial 2007-MF1 with a fair value of $323 million and a book value of $585 million;

•	CIT Mortgage Loan Trust 2007-1 with a fair value of $1.5 billion and a book value of $2.6 billion;

•	Citigroup/Deutsche Bank Commercial Mortgage 2007-CD4 with a fair value of $436 million and a book value of $497 million;

•	Commercial Mortgage Pass-Through Certificate 2005-C6 with a fair value of $466 million and a book value of $494 million;

•	Countrywide Home Equity Loan Trust 2006-RES with a fair value of $412 million and book value of $1.2 billion;

•	Credit Suisse Mortgage Capital Certificates: (i) 2007-C2 with a fair value of $614 million and a book value of $764 million, (ii) 2007-C1 with a fair value of $566 million and a book value of $662 million, (iii) 2006-C1 with a fair value of $504 million and book value of $553 million and (iv) 2006-C2 with a fair value of $463 million and a book value of $510 million;

•	Credit Suisse Securities (USA) LLC: (i) 2005-C6 with a fair value of $493 million and a book value of $528 million and (ii) 2005-C5 with a fair value of $494 million and a book value of $512 million;

•	GE Capital Commercial Mortgage Corporation: (i) 2007-C1 with a fair value of $455 million and a book value of $520 million and (ii) 2005-C3 with a fair value of $422 million and a book value of $437 million;

•	Harborview Mortgage Loan Trust 2006-12 with a fair value of $332 million and a book value of $667 million;

•	JP Morgan Chase Commercial Mortgage Securities: (i) 2006-LDP8 with a fair value of $510 million and a book value of $582 million, (ii) 2007-LD11 with a fair value of $505 million and a book value of $576 million, (iii) 2005-LDP2

109	Freddie Mac

with a fair value of $535 million and a book value of $545 million and (iv) 2005-LDP5 with a fair value of $435 million and a book value of $445 million;

•	JP Morgan Mortgage Acquisition Corporation 2006-CH2 with a fair value of $252 million and a book value of $477 million;

•	Lehman Commercial Conduit Mortgage Trust 2007-C3 with a fair value of $391 million and a book value of $448 million;

•	Lehman XS Trust 2007-7N with a fair value of $229 million and a book value of $463 million;

•	Merrill Lynch Mortgage Trust 2007-C1 with a fair value of $529 million and a book value of $649 million;

•	Merrill Lynch/Countrywide Commercial Mortgage: (i) 2007-5 with a fair value of $645 million and a book value of $856 million and (ii) 2007-8 with a fair value of $390 million and a book value of $518 million;

•	Morgan Stanley Capital 2006-HQ8 with a fair value of $471 million and a book value of $495 million;

•	Novastar Home Equity Loan 2007-2 with a fair value of $277 million and a book value of $486 million;

•	Soundview Home Equity Loan Trust 2007-OPT1 with a fair value of $295 million and a book value of $624 million;

•	Virginia St Housing Development Authority with a fair value of $495 million and a book value of $505 million;

•	Wachovia Bank Commercial Mortgage Trust: (i) 2007-C30 with a fair value of $1.2 billion and a book value of $1.5 billion, (ii) 2007-C31 with a fair value of $687 million and a book value of $878 million and (iii) 2007-C32 with a fair value of $369 million and a book value of $439 million; and

•	Washington Mutual Asset Securities Corporation: (i) 2007-SL3 with a fair value of $346 million and a book value of $641 million and (ii) 2007-SL2 with a fair value of $220 million and a book value of $448 million.

No other individual issuer at the individual trust level exceeded 10% of total equity (deficit) at December 31, 2009.

Mortgage Loans

Mortgage loans consist of (i) mortgage loans held-for-sale, at lower-of-cost-or-fair-value, and (ii) mortgage loans held-for-investment, at amortized cost. As of December 31, 2009 and 2008, our carrying values of mortgage loans held-for-sale were $16.3 billion and $16.2 billion, respectively, and the carrying values of mortgage loans held-for-investment were $111.6 billion and $91.3 billion, respectively. The increase in the amount of mortgage loans held-for-investment from December 31, 2008 to December 31, 2009 is due to increased investment in multifamily mortgage loans and purchases of modified and delinquent single-family loans out of PC pools in 2009.

Table 33 provides detail regarding single-family and multifamily mortgage loans held on our consolidated balance sheets.

Table 33 — Characteristics of Mortgage Loans

	December 31,
	2009			2008
	Fixed	Variable		Fixed	Variable
	Rate	Rate	Total	Rate	Rate	Total
	(in millions)

Mortgage loans:
Single-family:(1)
Conventional:
Amortizing	$49,033	$1,250	$50,283	$34,630	$1,295	$35,925
Interest-only	425	1,060	1,485	440	841	1,281

Total conventional	49,458	2,310	51,768	35,070	2,136	37,206
USDA Rural Development/FHA/VA	3,110	—	3,110	1,549	—	1,549

Total single-family	52,568	2,310	54,878	36,619	2,136	38,755
Multifamily(2)	71,939	11,999	83,938	65,322	7,399	72,721

Total unpaid principal balance of mortgage loans	$124,507	$14,309	138,816	$101,941	$9,535	111,476

Premiums, discounts, deferred fees and other basis adjustments			(9,317)			(3,178)
Lower of cost or fair value adjustments on loans held-for-sale			(188)			(17)
Allowance for loan losses on mortgage loans held-for-investment(3)			(1,441)			(690)

Total carrying value of mortgage loans, net			$127,870			$107,591

(1)	Variable-rate single-family mortgage loans include those with a contractual coupon rate that is scheduled to change prior to contractual maturity. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.
(3)	See “NOTE 7: MORTGAGE LOANS AND LOAN LOSS RESERVES” to our consolidated financial statements for information about our allowance for loan losses on mortgage loans held-for-investment.

110	Freddie Mac

The unpaid principal balance of multifamily mortgage loans increased from $72.7 billion at December 31, 2008 to $83.9 billion at December 31, 2009, an increase of 15%, primarily due to limited market participation by non-GSE investors. We expect continued growth in our investments in multifamily loans in 2010, but not as robust as 2009.

The unpaid principal balance of single-family mortgage loans increased from $38.8 billion at December 31, 2008 to $54.9 billion at December 31, 2009, an increase of 42%, primarily due to increased purchases of delinquent and modified loans from the mortgage pools underlying our PCs and Structured Securities and increased cash purchase activity. As mortgage interest rates declined during 2009, single-family refinance mortgage originations increased and the volume of deliveries of single-family mortgage loans to us for cash purchase rather than for guarantor swap transactions also increased. Loans purchased through the cash purchase program are typically sold to investors through a cash auction of PCs, and, in the interim, are carried as mortgage loans on our consolidated balance sheets. However, market disruptions reduced demand for our cash auctions of PCs in early 2009 and we sold a lower amount of PCs in cash auctions than the amount of single-family loans we purchased for securitization purposes. We expect continued growth in our investments in single-family loans during 2010 primarily due to continued purchases of delinquent and modified loans from the mortgage pools underlying our PCs and Structured Securities.

Credit Performance of Certain Higher Risk Single-Family Mortgage Loans on our Consolidated Balance Sheets

For a description of our classifications of certain mortgage product types and other groups of loans, see “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk.” In addition to traditional 30-year and 15-year amortizing mortgage loans, we hold Alt-A loans as well as interest-only loans on our consolidated balance sheets, which are primarily purchased from PCs. We generally do not classify single-family mortgage loans as either prime or subprime; however, there are categories of mortgage loans with higher risk characteristics than other mortgage loans. For example, mortgage loans with higher LTV ratios have a higher risk of default, especially during housing and economic downturns, such as the one the U.S. has experienced over the past few years. Second lien mortgages and option ARM mortgages are other types of residential mortgage loan products with traditionally higher risks of default; however, we do not purchase or hold significant amounts of these loans on our consolidated balance sheets. Many financial institutions have classified their residential mortgages as subprime if the FICO credit score of the borrower is below 620, without regard to any other loan characteristics. In Table 34 below, we provide information on certain higher risk single-family mortgage loans, including those we hold where the original FICO score of the borrower is less than 620.

Tables 34 and 35 present credit performance information about single-family mortgage loans that we hold on our consolidated balance sheets. See “Table 60 — Credit Performance of Certain Higher Risk Categories in the Single-Family Mortgage Portfolio” and “Table 61 — Single-family Mortgage Portfolio by Attribute Combinations at December 31, 2009” for similar information on loans in our single-family mortgage portfolio, which generally consists of (i) single-family loans held on our consolidated balance sheets and (ii) single-family loans underlying our issued PCs and Structured Securities. These loans include categories based on loan product types and categories based on the characteristics present at origination. The following table includes a presentation of each characteristic in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%).

111	Freddie Mac

Table 34 — Credit Performance of Certain Higher Risk Single-Family Mortgage Loans on our Consolidated Balance Sheets

	As of December 31, 2009
	Unpaid Principal	Estimated	Percentage	Delinquency
	Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in millions)

Loans with one or more specified characteristics	$19,473	106%	42%	27%
Categories (individual characteristics):(1)
Alt-A	4,434	122%	65%	44%
Interest-only loans	1,113	110%	2%	48%
Underwriting characteristics:
Original LTV ratio greater than 90%(5)	10,396	108%	34%	21%
Lower original FICO scores (less than 620)	7,458	98%	51%	35%

	As of December 31, 2008
	Unpaid Principal	Estimated	Percentage	Delinquency
	Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in millions)

Loans with one or more specified characteristics	$13,492	91%	29%	20%
Categories (individual characteristics):(1)
Alt-A	2,374	103%	41%	35%
Interest-only loans	1,280	101%	9%	38%
Underwriting characteristics:
Original LTV ratio greater than 90%(5)	7,418	95%	25%	16%
Lower original FICO scores (less than 620)(5)	5,388	84%	37%	25%

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan.
(2)	Based on our first lien exposure on the property and excludes secondary financing by third parties, if applicable. For refinancing mortgages, the original LTV ratio is based on third-party appraisals used in loan origination, whereas new purchase mortgages are based on the property sales price.
(3)	Represents the percentage of loans held on our consolidated balance sheets that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.
(4)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. See “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Performance Delinquencies” for further information about our delinquency rates.
(5)	See endnotes (2) and (4) to “Table 58 — Characteristics of the Single-Family Mortgage Portfolio” for information about our calculation of original LTV ratios and our use of FICO scores, respectively.

Loans with a combination of the above characteristics will generally have a higher risk of default than those with an individual characteristic. For example, we estimate that there were $2.3 billion and $1.7 billion at December 31, 2009 and December 31, 2008, respectively, of loans with both original LTV ratios greater than 90% and FICO credit scores less than 620 at the time of loan origination. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for further information on single-family mortgage product types and higher risk categories, including those loans underlying our guaranteed PCs and Structured Securities.

112	Freddie Mac

Table 35 presents statistics for combinations of certain attributes of single-family mortgage loans held on our consolidated balance sheets.

Table 35 — Single-Family Mortgage Loans by Attribute Combination at December 31, 2009

By Product Type	Current LTV(1) < 80			Current LTV(1) Between 80-95			Current LTV(1) > 95			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Loans(2)	Modified(3)	Rate(4)	of Loans(2)	Modified(3)	Rate(4)	of Loans(2)	Modified(3)	Rate(4)	of Loans(2)	Modified(3)	Rate(4)

FICO < 620:
30-year amortizing fixed-rate	3.6%	38.4%	27.7%	2.4%	63.8%	37.0%	6.4%	83.7%	49.7%	12.4%	61.6%	38.4%
15-year amortizing fixed-rate	0.3	15.5	21.7	0.0	22.0	35.6	0.1	32.6	61.1	0.4	16.2	23.3
ARMs/adjustable-rate	0.1	0.0	23.3	0.0	0.0	37.4	0.0	1.4	56.1	0.1	0.3	32.5
Interest only	0.0	7.1	31.0	0.0	1.7	60.0	0.2	3.8	80.2	0.2	3.8	71.2
Balloon/resets	0.0	0.0	44.7	0.0	5.3	31.6	0.0	0.0	46.7	0.0	0.7	43.4
FHA/VA	0.2	13.4	16.7	0.1	8.4	8.4	0.3	3.4	15.0	0.6	10.2	15.6
USDA Rural Development	0.1	6.4	14.8	0.1	3.1	13.6	0.2	1.9	10.8	0.4	3.0	12.1
Total FICO < 620	4.3	31.2	25.4	2.6	57.2	35.1	7.2	71.8	45.6	14.1	51.1	34.7

FICO of 620 to 659:
30-year amortizing fixed-rate	4.5	33.7	20.3	3.0	56.0	28.1	7.8	79.7	40.7	15.3	55.9	29.8
15-year amortizing fixed-rate	0.6	12.5	12.8	0.1	9.6	11.2	0.0	40.2	35.3	0.7	12.8	13.1
ARMs/adjustable-rate	0.1	0.0	21.1	0.0	1.8	38.9	0.1	0.0	56.6	0.2	0.3	33.7
Interest only	0.0	1.4	37.5	0.0	4.1	63.9	0.3	3.2	82.2	0.3	3.1	74.4
Balloon/resets	0.1	0.4	31.8	0.0	2.5	38.0	0.0	0.0	45.5	0.1	0.7	35.7
FHA/VA	0.0	6.0	6.3	0.1	0.0	3.1	0.2	0.6	2.4	0.3	1.7	3.4
USDA Rural Development	0.0	2.1	7.3	0.1	1.4	8.0	0.5	0.7	4.4	0.6	1.0	5.5
Total FICO of 620 to 659	5.3	28.1	18.7	3.3	49.0	26.4	8.9	66.0	36.2	17.5	46.3	26.8

FICO >= 660:
30-year amortizing fixed-rate	22.2	10.2	5.9	10.4	20.0	9.8	14.9	58.2	27.1	47.5	22.9	11.4
15-year amortizing fixed-rate	10.7	1.3	1.5	1.3	0.6	1.0	0.1	5.5	7.4	12.1	1.3	1.5
ARMs/adjustable-rate	0.3	0.3	14.0	0.1	0.7	24.9	0.2	1.0	47.7	0.6	0.6	23.8
Interest only	0.3	0.7	9.7	0.4	1.7	23.2	0.9	2.9	57.2	1.6	2.2	39.7
Balloon/resets	0.5	0.1	13.2	0.2	0.0	22.3	0.1	0.2	29.2	0.8	0.1	17.6
FHA/VA	0.1	0.5	2.2	0.1	0.0	0.7	0.8	0.1	0.2	1.0	0.1	0.6
USDA Rural Development	0.1	1.1	3.8	0.3	0.4	2.8	1.4	0.2	1.3	1.8	0.4	1.8
Total FICO >= 660	34.2	6.3	4.3	12.8	16.0	8.8	18.4	43.3	22.9	65.4	15.1	8.6

Total of FICO not available	1.7	10.6	10.1	0.4	10.0	7.8	0.9	21.9	17.7	3.0	12.3	11.1

All FICO(5):
30-year amortizing fixed-rate	31.6	17.0	10.9	15.9	33.3	17.3	29.3	70.0	36.2	76.8	34.6	19.1
15-year amortizing fixed-rate	11.6	2.8	3.2	1.4	1.7	2.5	0.2	13.4	17.5	13.2	2.8	3.3
ARMs/adjustable-rate	0.6	0.1	11.9	0.2	0.8	29.9	0.3	0.9	51.3	1.1	0.3	19.8
Interest only	0.4	1.2	13.4	0.4	1.9	30.2	1.3	3.0	64.3	2.1	2.5	47.8
Balloon/resets	0.5	0.1	17.1	0.2	0.5	24.6	0.2	0.2	32.5	0.9	0.2	21.2
FHA/VA	0.5	9.3	12.4	0.6	1.0	2.0	1.9	0.7	3.4	3.0	3.4	6.0
USDA Rural Development	0.3	2.5	7.1	0.4	1.1	5.7	2.2	0.6	3.3	2.9	0.9	4.2
Total Single-family mortgage loans(2)	45.5%	11.7%	8.5%	19.1%	27.0%	15.3%	35.4%	54.0%	30.6%	100.0%	24.6%	15.1%

See endnotes on next page.

113	Freddie Mac

By Region	Current LTV(1) < 80			Current LTV(1) Between 80-95			Current LTV(1) > 95			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Loans(2)	Modified(3)	Rate(4)	of Loans(2)	Modified(3)	Rate(4)	of Loans(2)	Modified(3)	Rate(4)	of Loans(2)	Modified(3)	Rate(4)

FICO < 620:
North Central	0.7%	28.7%	24.1%	0.6%	49.8%	29.5%	1.6%	66.1%	38.4%	2.9%	50.1%	31.8%
Northeast	1.3	34.5	29.8	0.7	67.9	43.1	1.4	85.3	50.4	3.4	54.5	37.9
Southeast	1.0	28.7	26.6	0.5	56.3	39.3	1.9	72.1	51.9	3.4	49.9	38.4
Southwest	0.8	33.4	22.0	0.5	58.2	30.3	0.6	64.0	36.1	1.9	46.1	27.2
West	0.5	30.2	21.5	0.3	57.0	33.7	1.7	75.0	49.9	2.5	57.2	38.1
Total FICO < 620	4.3	31.2	25.4	2.6	57.2	35.1	7.2	71.8	45.6	14.1	51.1	34.7

FICO of 620 to 659:
North Central	1.0	22.8	16.2	0.9	41.3	23.8	2.1	55.6	29.6	4.0	41.1	23.7
Northeast	1.4	31.2	22.1	0.8	61.6	31.1	1.6	77.8	40.8	3.8	50.1	29.1
Southeast	1.2	27.1	21.0	0.6	49.3	29.0	2.0	72.5	45.0	3.8	47.4	31.2
Southwest	1.0	33.2	16.5	0.6	49.6	23.7	0.7	53.5	24.8	2.3	41.8	20.1
West	0.7	26.9	16.0	0.4	51.0	27.0	2.5	74.0	40.0	3.6	55.4	30.4
Total FICO of 620 to 659	5.3	28.1	18.7	3.3	49.0	26.4	8.9	66.0	36.2	17.5	46.3	26.8

FICO >= 660:
North Central	8.7	4.1	3.1	4.1	11.7	6.8	4.4	29.9	15.3	17.2	11.0	6.4
Northeast	8.3	6.8	5.3	2.8	21.3	11.5	2.7	53.9	27.2	13.8	14.7	8.9
Southeast	4.7	9.7	7.6	1.9	21.1	13.1	3.5	51.7	35.4	10.1	21.3	14.9
Southwest	5.1	8.6	3.9	2.1	15.5	7.2	1.4	23.3	10.4	8.6	11.7	5.3
West	7.4	4.6	2.6	1.9	17.6	8.4	6.4	58.8	26.9	15.7	20.3	9.7
Total FICO >= 660	34.2	6.3	4.3	12.8	16.0	8.8	18.4	43.3	22.9	65.4	15.1	8.6

Total FICO not available	1.7	10.6	10.1	0.4	10.0	7.8	0.9	21.9	17.7	3.0	12.3	11.1

All FICO(5):
North Central	10.6	7.9	6.1	5.5	20.0	11.7	8.5	42.1	22.7	24.6	19.6	11.8
Northeast	11.4	13.4	10.7	4.4	35.4	19.8	5.7	66.7	36.0	21.5	25.4	16.2
Southeast	7.2	15.5	13.0	3.3	31.7	20.2	7.6	61.5	41.7	18.1	31.2	22.4
Southwest	7.1	15.3	8.1	3.3	28.4	14.0	2.9	40.0	20.1	13.3	21.9	11.2
West	9.2	8.1	5.2	2.6	26.9	14.1	10.7	64.4	33.7	22.5	27.9	15.1
Total Single-family mortgage loans(2)	45.5%	11.7%	8.5%	19.1%	27.0%	15.3%	35.4%	54.0%	30.6%	100.0%	24.6%	15.1%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 58 — Characteristics of the Single-Family Mortgage Portfolio” for further information.
(2)	Based on the $54.9 billion in unpaid principal balance of single-family mortgage loans on our consolidated balance sheet as of December 31, 2009. Those categories shown as 0.0% had less than 0.1% of the loan balance of the single-family loans on our consolidated balance sheet at December 31, 2009.
(3)	See endnote (3) to “Table 60 — Credit Performance of Certain Higher Risk Categories in the Single-Family Mortgage Portfolio.”
(4)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. See “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported delinquency rates.
(5)	The total of all FICO categories may not sum due to the inclusion of loans where FICO is not available in the respective total for all loans. See endnote (4) to “Table 58 — Characteristics of the Single-Family Mortgage Portfolio” for further information about our use of FICO scores.

114	Freddie Mac

Loans Purchased Under Financial Guarantees

Due to our loan modification initiatives for loss mitigation on delinquent single-family mortgage loans, our net investment in loans purchased under our financial guarantees, at our option, with deteriorated credit quality increased approximately 48% in 2009. We purchased approximately $10.8 billion and $5.6 billion in unpaid principal balances of these loans with a fair value at acquisition of $4.2 billion and $3.3 billion during 2009 and 2008, respectively. Loans acquired in 2009 and 2008, respectively, added approximately $6.6 billion and $2.3 billion of purchase discount, which is comprised of $1.8 billion and $0.7 billion that was previously recorded on our consolidated balance sheets as loan loss reserve or guarantee obligation and $4.8 billion and $1.6 billion of losses on loans purchased. We purchased approximately 57,000 and 31,200 loans from PC pools during 2009 and 2008, respectively. We expect purchases of loans from pools to increase in 2010 because the volume of our loan modifications is expected to significantly increase. In addition, see “CONSOLIDATED RESULTS OF OPERATIONS — Losses on Loans Purchased” for information on our delinquent loan purchase practices and our February 10, 2010 announcement that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities.

As securities administrator, we are required to purchase a mortgage loan from a mortgage pool under certain circumstances at the direction of a court of competent jurisdiction or a federal government agency. Additionally, we are required to repurchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. In 2009 and 2008, we purchased $1.3 billion and $2.0 billion, respectively, of such convertible ARMs and balloon/reset loans out of PC pools.

As guarantor, we also have the right to purchase mortgages that back our PCs and Structured Securities (other than Structured Transactions) from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages or assets is known as our repurchase option. We record loans that we purchase using our repurchase option in connection with our performance under our financial guarantees, at fair value and record losses on loans purchased on our consolidated statements of operations in order to reduce our net investment in acquired loans to their fair value. Commencing January 1, 2010, we no longer recognize losses on loans purchased from PC pools related to our single-family PC trusts and certain Structured Transactions due to adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements” to our consolidated financial statements for further information about the impact of adoption of these amendments.

115	Freddie Mac

The table below presents activities related to purchases of loans under financial guarantees, at our option, for 2009 and 2008.

Table 36 — Changes in Loans Purchased Under Financial Guarantees(1)

	2009
	Unpaid Principal	Purchase	Loan Loss
	Balance	Discount	Reserves	Net Investment
	(in millions)

Beginning balance	$9,522	$(3,097)	$(80)	$6,345
Purchases of loans	10,824	(6,618)	—	4,206
Provision for credit losses	—	—	(36)	(36)
Principal repayments	(580)	426	7	(147)
Troubled debt restructurings	(744)	313	6	(425)
Property acquisitions, transferred to REO	(973)	376	21	(576)

Ending balance(2)	$18,049	$(8,600)	$(82)	$9,367

	2008
	Unpaid Principal	Purchase	Loan Loss
	Balance	Discount	Reserves	Net Investment
	(in millions)

Beginning balance	$7,001	$(1,767)	$(2)	$5,232
Purchases of loans	5,570	(2,308)	—	3,262
Provision for credit losses	—	—	(89)	(89)
Principal repayments	(768)	263	2	(503)
Troubled debt restructurings	(175)	49	1	(125)
Property acquisitions transferred to REO	(2,106)	666	8	(1,432)

Ending balance(2)	$9,522	$(3,097)	$(80)	$6,345

(1)	Consists of seriously delinquent or modified loans purchased, at our option, in performance of our financial guarantees and in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality.
(2)	Includes loans that have subsequently returned to current status under the original loan terms.

As of December 31, 2009, the cure rates for delinquent or modified loans purchased out of PCs during 2009 and 2008 were approximately 66% and 46%, respectively. The cure rate is the percentage of loans purchased with or without modification under our financial guarantee that have returned to less than 90 days past due or have been paid off, divided by the total loans purchased from PCs under our financial guarantee. Our cure rates for loans purchased out of PCs during 2009 and 2008 are not directly comparable to rates in prior years due to the impact of our operational changes for purchasing delinquent loans made in December 2007. As a result of these operational changes, since December 2007, we have principally purchased loans that have undergone significant loss mitigation efforts prior to our purchase. Consequently, we also began purchasing an increasing number of foreclosed single-family properties directly out of PC pools during these years as compared to before 2008. Although our operational change decreased the number of loans we would have otherwise purchased, it had no effect on our loss mitigation efforts nor does it change the ultimate credit losses upon resolution of the loan. Those mortgages that remained in the pools and reperformed or proceeded to foreclosure during 2009 are not included in these cure rate statistics. During 2008 and 2009, past due loans that remain delinquent were purchased from the pools at dates generally later than before our operational change.

116	Freddie Mac

Table 37 shows the status of delinquent single-family loans purchased under financial guarantees during each period.

Table 37 — Status of Delinquent Single-Family Loans Purchased Under Financial Guarantees(1)

Status as of December 31, 2009
	2009
	Q4	Q3	Q2	Q1	2009	2008	2007

Cured, with modifications(2)	79%	79%	62%	51%	64%	42%	7%
Cured, without modifications:
Returned to less than 90 days past due	1	1	1	2	1	2	12
Loans repaid in full or repurchased by lenders	1	1	—	1	1	2	18

Total cured	81	81	63	54	66	46	37
90 days or more delinquent	18	19	36	43	32	45	15
Default event and REO(3)	1	—	1	3	2	9	48

Total	100%	100%	100%	100%	100%	100%	100%

Status as of the End of Each Respective Period
	2009
	Q4	Q3	Q2	Q1	2009	2008	2007

Cured, with modifications(2)	79%	89%	85%	59%	64%	62%	5%
Cured, without modifications:
Returned to less than 90 days past due	1	1	—	5	1	4	20
Loans repaid in full or repurchased by lenders	1	—	—	—	1	1	9

Total cured	81	90	85	64	66	67	34
90 days or more delinquent	18	10	15	36	32	31	43
Default event and REO(3)	1	—	—	—	2	2	23

Total	100%	100%	100%	100%	100%	100%	100%

Number of delinquent or modified loans purchased(4)	13,300	7,400	11,300	25,000	57,000	31,200	58,900

(1)	Percentages are based on number of single-family delinquent or modified loans purchased under our guarantee and reduced to fair value in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality during each respective period.
(2)	Consists of loans that are less than 90 days past due under modified terms.
(3)	Consists of foreclosures, pre-foreclosure sales, sales of REO to third parties, and deeds in lieu of foreclosure.
(4)	Rounded to hundreds of units.

As shown in Table 37 above, the status as of December 31, 2009 of loans purchased under our financial guarantees during 2009 and 2008 reflects an increase in the cure rate and a significant decrease in the percentage of those loans with default event and REO outcomes when compared to the status of delinquent loans purchased during 2007. The increase in cure rate and decline in the percentage of those loans proceeding to foreclosure or foreclosure alternatives reflect the change in our operational practice with respect to purchases of delinquent loans discussed above. We believe that a quarterly and annual presentation of these cure rate statistics is important to illustrate the lag effect of the resolution process inherent in delinquent loans. During 2009, for those loans modified outside of HAMP, we significantly increased our use of modifications where we agreed to reduce the interest rate of the loan and to add delinquent amounts to the loan balance. However, during 2009 we also experienced an increased incidence of loans returning to delinquent status, or that redefault, on loans that had been modified in 2008, which is observable in the table above by comparing the cure rates as of the end of each respective period (bottom half of the table) with the cure rates as of December 31, 2009. We expect that continued pressure on home prices and the impact of rising unemployment rates during 2009, as well as the observed high propensity of borrowers with loan modifications to redefault, will continue to negatively impact our cure rates and redefault rates on modified loans in 2010.

Supplemental Multifamily Mortgage Loans

We adjusted our underwriting standards at the start of 2009 so that our multifamily mortgage loans are generally underwritten using requirements that establish a maximum LTV ratio of 80% and a minimum debt service coverage ratio of 1.25. We make investments in certain second and other junior lien loans on multifamily properties on which we own the first lien mortgage, which we refer to as supplemental loans. Beginning in 2009, supplemental loans were generally required to have a maximum total LTV of 75% and a minimum debt service coverage ratio of 1.25 when combined with the first lien mortgage. Supplemental loans generally provide the borrower with a lower cost option to obtain additional financing without the added expense of refinancing the first lien mortgage. We had supplemental multifamily loans held-for-investment of $2.7 billion and $2.5 billion as of December 31, 2009 and December 31, 2008, respectively, and these loans had maximum total LTV ratios of 66% and 65%, respectively. None of these mortgage loans were 90 days or more delinquent or in foreclosure at December 31, 2009 or 2008. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Multifamily Mortgage Portfolio Diversification, Characteristics and Product Types” for further information.

117	Freddie Mac

Derivative Assets and Liabilities, Net

The composition of our derivative portfolio changes from period to period as a result of derivative purchases, terminations or assignments prior to contractual maturity and expiration of the derivatives at their contractual maturity. We classify net derivative interest receivable or payable, trade/settle receivable or payable and cash collateral held or posted on our consolidated balance sheets to derivative assets, net and derivative liabilities, net. See “NOTE 13: DERIVATIVES — Table 13.1 — Derivative Assets and Liabilities at Fair Value” to our consolidated financial statements for our notional or contractual amounts and related fair values of our total derivative portfolio by product type at December 31, 2009 and December 31, 2008. We record changes in fair values of our derivatives in current income or, where applicable, to the extent our cash-flow hedge accounting relationships are effective, we defer those changes in AOCI. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Overview” for a description of gains (losses) on our derivative positions.

The net fair value of the total derivative portfolio increased to $(0.4) billion during 2009 primarily due to increasing longer-term swap interest rates, which positively impacted our net pay-fixed interest rate swap portfolio position by $13.6 billion. However, the fair value of our purchased call swaptions decreased by $13.3 billion during 2009 primarily due to the increase in longer-term swap interest rates.

The net fair value of the total derivative portfolio decreased to $(1.3) billion in 2008 due to the continued interest rate decreases across the yield curve, which negatively impacted our interest rate swap portfolio, since we were in a net pay-fixed swap position. This decrease in fair value was partially offset by the increase in implied volatility during 2008 resulting in increases to the value of our purchased options.

As interest rates decreased, the fair value of our pay-fixed swap portfolio decreased by $40.3 billion in 2008. This was partially offset by increases in the fair value of our receive-fixed swap portfolio of approximately $18.6 billion and our purchased call swaption portfolio of $14.0 billion.

Table 38 shows the fair value for each derivative type and the maturity profile of our derivative positions as of December 31, 2009. A positive fair value in Table 38 for each derivative type is the estimated amount, prior to netting by counterparty, that we would be entitled to receive if we terminated the derivatives of that type. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, that we would owe if we terminated the derivatives of that type. See “RISK MANAGEMENT — Credit Risks — Table 55 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 38 also provides the weighted average fixed rate of our pay-fixed and receive-fixed swaps.

118	Freddie Mac

Table 38 — Derivative Fair Values and Maturities

	December 31, 2009
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$240,940	$(2,063)	$420	$457	$301	$(3,241)
Weighted average fixed rate(4)			3.82%	1.94%	2.97%	3.85%
Forward-starting swaps(5)	30,463	74	—	180	135	(241)
Weighted average fixed rate(4)			—	4.45%	4.06%	4.00%

Total receive-fixed	271,403	(1,989)	420	637	436	(3,482)

Basis (floating to floating)	52,045	(60)	(32)	—	—	(28)
Pay-fixed:
Swaps	339,409	(11,579)	(283)	(1,293)	(1,772)	(8,231)
Weighted average fixed rate(4)			4.14%	2.48%	3.59%	4.35%
Forward-starting swaps(5)	42,850	(2,201)	—	—	—	(2,201)
Weighted average fixed rate(4)			—	—	—	5.42%

Total pay-fixed	382,259	(13,780)	(283)	(1,293)	(1,772)	(10,432)

Total interest-rate swaps	705,707	(15,829)	105	(656)	(1,336)	(13,942)

Option-based:
Call swaptions
Purchased	168,017	7,764	1,861	2,544	1,200	2,159
Written	1,200	(19)	—	—	—	(19)
Put swaptions
Purchased	91,775	2,592	667	790	399	736
Written	—	—	—	—	—	—
Other option-based derivatives(6)	141,396	1,693	(1)	—	(5)	1,699

Total option-based	402,388	12,030	2,527	3,334	1,594	4,575

Futures	80,949	(84)	(74)	(10)	—	—
Foreign-currency swaps	5,669	1,624	1,280	97	247	—
Forward purchase and sale commitments	13,872	11	11	—	—	—
Swap guarantee derivatives	3,521	(34)	—	—	(1)	(33)

Subtotal	1,212,106	(2,282)	$3,849	$2,765	$504	$(9,400)

Credit derivatives	14,198	15

Subtotal	1,226,304	(2,267)
Derivative interest receivable (payable), net		(623)
Trade/settle receivable (payable), net		1
Derivative collateral (held) posted, net		2,515

Total	$1,226,304	$(374)

(1)	Fair value is categorized based on the period from December 31, 2009 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to ten years.
(6)	Primarily represents purchased interest rate caps and floors, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.

119	Freddie Mac

Table 39 summarizes the changes in derivative fair values.

Table 39 — Changes in Derivative Fair Values

	2009(1)	2008(1)
	(in millions)

Beginning balance, at January 1 — Net asset (liability)	$(3,827)	$4,790
Net change in:
Forward purchase and sale commitments	6	(322)
Credit derivatives	(23)	28
Swap guarantee derivatives	(23)	(7)
Other derivatives:(2)
Changes in fair value	2,762	(13,806)
Fair value of new contracts entered into during the period(3)	3,148	3,587
Contracts realized or otherwise settled during the period	(4,310)	1,903

Ending balance, at December 31 — Net asset (liability)	$(2,267)	$(3,827)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “Table 38 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of December 31, 2009. Fair value excludes derivative interest receivable, net of $1.1 billion, trade/settle receivable or (payable), net of $— million and derivative cash collateral posted, net of $1.5 billion at December 31, 2008. Fair value excludes derivative interest receivable, net of $1.7 billion, trade/settle receivable or (payable), net of $— million and derivative cash collateral held, net of $6.2 billion at January 1, 2008.
(2)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps and interest-rate caps.
(3)	Consists primarily of cash premiums paid or received on options.

Table 40 provides information on our outstanding written and purchased swaption and option premiums at December 31, 2009 and 2008, based on the original premium receipts or payments. We use written options primarily to mitigate convexity risk and reduce our overall hedging costs. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Sources of Interest-Rate Risk and Other Market Risks — Duration Risk and Convexity Risk” for further discussion related to convexity risk.

Table 40 — Outstanding Written and Purchased Swaption and Option Premiums

	Original Premium	Original Weighted
	Amount (Paid)	Average Life to	Remaining Weighted
	Received	Expiration	Average Life
	(dollars in millions)

Purchased:(1)
At December 31, 2009	$(8,399)	6.5 years	4.9 years
At December 31, 2008	$(6,775)	7.6 years	6.2 years

Written:(2)
At December 31, 2009	$41	6.5 years	6.2 years
At December 31, 2008	$186	2.9 years	2.2 years

(1)	Purchased options exclude callable swaps.
(2)	Excludes written options on guarantees of stated final maturity of Structured Securities.

Guarantee Asset

See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Gains (Losses) on Guarantee Asset” for further discussion of gains (losses) on our guarantee asset. Table 41 summarizes changes in the guarantee asset balance.

Table 41 — Changes in Guarantee Asset

	December 31,
	2009	2008
	(in millions)

Beginning balance	$4,847	$9,591
Additions, net	2,310	2,439
Other(1)	(12)	(92)
Components of gains (losses) on guarantee asset:
Return of investment on guarantee asset	(1,999)	(1,750)
Change in fair value of future management and guarantee fees	5,298	(5,341)

Gains (losses) on guarantee asset	3,299	(7,091)

Ending balance	$10,444	$4,847

(1)	Represents a reduction in our guarantee asset associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions within the same month.

The decrease in additions to our guarantee asset during 2009 compared to 2008 was primarily due to lower average fair values of excess-servicing, interest-only mortgage securities (which we use to estimate the value of our guarantee asset) associated with our newly-issued guarantees, which was partially offset by a significant increase in the volume of our

120	Freddie Mac

guarantee issuances in 2009, as compared to 2008. We issued $475.4 billion and $357.9 billion of our financial guarantees during 2009 and 2008, respectively.

The change in the fair value of future management and guarantee fees was $5.3 billion and $(5.3) billion in 2009 and 2008, respectively. The significant increase in the fair values of future management and guarantee fees in 2009, as compared to the significant decrease in fair values during 2008 was due to an increase in fair values of excess-servicing, interest-only mortgage securities at December 31, 2009 as compared to fair values at December 31, 2008. These fair values were positively impacted by improved, or tightening spreads on mortgage assets in 2009, as compared to 2008.

REO, Net

We acquire residential properties as a result of borrower defaults on mortgage loans that we own or for which we have issued our financial guarantees. The balance of our REO, net increased substantially to $4.7 billion at December 31, 2009 from $3.3 billion at December 31, 2008. Our single-family REO property inventory increased 54% during 2009, with the most significant amount of acquisitions in California, Arizona, Florida, Michigan and Nevada. However, our temporary suspensions of foreclosure transfers during 2009 and our efforts to modify mortgage loans under the HAMP lessened the rate of growth of our REO acquisitions in 2009. We expect our REO inventory to continue to grow in 2010, as we expect our REO acquisitions to outpace our REO dispositions. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Loss Performance” for additional information.

Deferred Tax Assets, Net

We recognize deferred tax assets and liabilities based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances reduce deferred tax assets, net when it is more likely than not that a tax benefit will not be realized. The realization of our deferred tax assets, net is dependent upon the generation of sufficient taxable income or upon our conclusion that we have the intent and ability to hold available-for-sale securities to the recovery of any temporary unrealized losses. On a quarterly basis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the deferred tax assets, net will be realized and whether a valuation allowance is necessary.

Subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized due to our inability to generate sufficient taxable income and we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other recent events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the fourth quarter of 2009. We increased our valuation allowance by $2.7 billion in total during 2009, including a $3.1 billion increase in the fourth quarter. The $2.7 billion increase during 2009 was primarily attributable to temporary differences generated during the year, partially offset by a $5.1 billion reduction attributable to the second quarter adoption of an amendment to the accounting standards for investments in debt and equity securities. See “NOTE 6: INVESTMENTS IN SECURITIES” for additional information on our adoption of the amendment to the accounting standards for investments in debt and equity securities. Our total valuation allowance as of December 31, 2009 was $25.1 billion. As of December 31, 2009, after consideration of the valuation allowance, we had a net deferred tax asset of $11.1 billion representing the tax effect of unrealized losses on our available-for-sale securities. Management believes these unrealized losses are more likely than not of being realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. For additional information, see “NOTE 15: INCOME TAXES — Deferred Tax Assets, Net” to our consolidated financial statements and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Realizability of Deferred Tax Assets, Net.” Our view of our ability to realize the deferred tax assets, net may change in future periods, particularly if the mortgage and housing markets continue to decline.

LIHTC Partnerships

Prior to 2008, we invested as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. In these investments, we provide equity contributions to partnerships designed to sponsor the development and ongoing operations for low- and moderate-income multifamily apartments and we planned to realize a return on our investment through reductions in income tax expense that result from federal income tax credits and the deductibility of operating losses. However, we are no longer able to realize any value from our LIHTC investments because we do not expect to be able to use the underlying federal income tax credits or the operating losses generated from the partnerships as a reduction to our taxable income because of our inability to generate sufficient taxable income. On February 18, 2010, we received a letter from the Acting Director of FHFA stating that FHFA has determined that any sale of the LIHTC investments by Freddie Mac would require Treasury’s consent under the terms of the Purchase

121	Freddie Mac

Agreement. The letter further stated that FHFA had presented other options for Treasury to consider, including allowing Freddie Mac to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. However, after further consultation with Treasury and consistent with the terms of the Purchase Agreement, the Acting Director informed us we may not sell or transfer the assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, resulting in a loss of $3.4 billion. This write-down reduces our net worth at December 31, 2009 and, as such, increases the likelihood that we will require additional draws from Treasury under the Purchase Agreement and, as a consequence, increases the likelihood that our dividend obligation on the senior preferred stock will increase. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information.

Total Debt

Table 42 reconciles the par value of our debt, including short-term debt and long-term debt, to the amounts shown on our consolidated balance sheets. See “LIQUIDITY AND CAPITAL RESOURCES” for further discussion of our debt management activities.

Table 42 — Reconciliation of the Par Value to Total Debt, Net

	December 31,
	2009	2008
	(in millions)

Total debt:
Par value	$805,073	$870,276
Unamortized balance of discounts and premiums(1)	(24,907)	(28,008)
Hedging-related and other basis adjustments(2)	438	753

Total debt, net	$780,604	$843,021

(1)	Primarily represents unamortized discounts on zero-coupon debt.
(2)	Primarily represents deferrals related to debt instruments that were in hedge accounting relationships and changes in the fair value attributable to instrument-specific credit risk related to foreign-currency-denominated debt.

Table 43 summarizes our short-term debt.

Table 43 — Short-Term Debt

	2009
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$227,611	0.26%	$261,020	0.70%	$340,307
Medium-term notes	10,560	0.69	19,372	1.10	34,737
Federal funds purchased and securities sold under agreements to repurchase	—	—	33	0.29	—

Subtotal	238,171	0.28
Current portion of long-term debt	105,804	3.31

Short-term debt	$343,975	1.21

	2008
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$310,026	1.67%	$231,361	2.65%	$310,026
Medium-term notes	19,676	2.61	11,758	2.74	19,676
Federal funds purchased and securities sold under agreements to repurchase	—	—	519	2.86	3,500

Subtotal	329,702	1.73
Current portion of long-term debt	105,412	3.46

Short-term debt	$435,114	2.15

122	Freddie Mac

	2007
			Average Outstanding
	December 31,		During the Year		Maximum
		Weighted		Weighted	Balance, Net
		Average		Average	Outstanding at Any
	Balance, Net(1)	Effective Rate(2)	Balance, Net(3)	Effective Rate(4)	Month End
	(dollars in millions)

Reference Bills® securities and discount notes	$196,426	4.52%	$158,467	5.02%	$196,426
Medium-term notes	1,175	4.36	4,496	5.27	8,907
Federal funds purchased and securities sold under agreements to repurchase	—	—	112	5.42	804

Subtotal	197,601	4.52
Current portion of long-term debt	98,320	4.44

Short-term debt	$295,921	4.49

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, of which $6.3 billion and $1.6 billion of short-term debt represents the fair value of debt securities with fair value option elected at December 31, 2009 and 2008. Includes foreign-currency related basis adjustment at December 31, 2007.
(2)	Represents the approximate weighted average effective rate for each instrument outstanding at the end of the period, which includes the amortization of discounts or premiums and issuance costs. For 2009 and 2008, the current portion of long-term debt includes the amortization of hedging-related basis adjustments.
(3)	Represents par value, net of associated discounts, premiums and issuance costs. Issuance costs are reported in the other assets caption on our consolidated balance sheets.
(4)	Represents the approximate weighted average effective rate during the period, which includes the amortization of discounts or premiums and issuance costs. For 2009 and 2008, the current portion of long-term debt includes the amortization of hedging-related basis adjustments.

Guarantee Obligation

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for information regarding the accounting and measurement of our guarantee obligation.

Table 44 — Changes in Guarantee Obligation

	December 31,
	2009	2008
	(in millions)

Beginning balance	$12,098	$13,712
Deferred guarantee income of newly-issued guarantees	3,881	3,366
Other(1)	(35)	(154)
Static effective yield amortization:
Basic	(2,874)	(2,660)
Cumulative catch-up	(605)	(2,166)

Income on guarantee obligation	(3,479)	(4,826)

Ending balance	$12,465	$12,098

(1)	Represents (a) portions of the guarantee obligation that correspond to incurred credit losses reclassified to reserve for guarantee losses on PCs and (b) reductions associated with the extinguishment of our previously issued long-term credit guarantees upon conversion into either PCs or Structured Transactions.

The primary drivers affecting our guarantee obligation balances are our credit guarantee business volumes and the rates of amortization for these balances, including recognition of cumulative catch-up adjustments. Deferred guarantee income of our newly issued guarantees increased to $3.9 billion during 2009, from $3.4 billion during 2008, primarily as a result of issuing a higher volume of financial guarantees in 2009 than in 2008. We issued $475.4 billion and $357.9 billion of our financial guarantees during 2009 and 2008, respectively. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Income on Guarantee Obligation” for a discussion of amortization income related to our guarantee obligation.

Total Equity (Deficit)

Total equity (deficit) increased from $(30.6) billion at December 31, 2008 to $4.4 billion at December 31, 2009, reflecting increases due to (i) $36.9 billion received in 2009 from Treasury under the Purchase Agreement, (ii) a $17.8 billion decrease in our unrealized losses in AOCI, net of taxes, on our available-for-sale securities and (iii) $5.1 billion as a result of the adoption of the amendment to the accounting standards for investments in debt and equity securities (as discussed below). These increases in total equity (deficit) were partially offset during 2009 by a net loss of $21.6 billion and $4.1 billion of senior preferred stock dividends declared. Future widening of mortgage-to-debt OAS could result in unrealized losses on our available-for-sale securities. See “Investments in Securities” and “NOTE 6: INVESTMENTS IN SECURITIES” to our consolidated financial statements for further discussion regarding our investments in securities and other-than-temporary impairments.

Our retained earnings (accumulated deficit) and AOCI, net of taxes have changed as a result of the adoption of the amendment to the accounting standards for investments in debt and equity securities. Upon our adoption of this accounting

123	Freddie Mac

amendment, we recognized a cumulative-effect adjustment of $15.0 billion, which increased our opening balance of retained earnings (accumulated deficit) on April 1, 2009, with a corresponding decline of $(9.9) billion, net of taxes, to AOCI. The cumulative-effect adjustment reclassified the non-credit component of other-than-temporary impairments on our non-agency mortgage-related securities from retained earnings (accumulated deficit) (i.e., previously expensed) to AOCI. The difference between these adjustments of $5.1 billion represents an increase in total equity (deficit) primarily resulting from the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required related to the cumulative-effect adjustment.

The balance of AOCI at December 31, 2009 was a net unrealized loss of approximately $23.6 billion, net of taxes, compared to a net unrealized loss of $32.4 billion, net of taxes, at December 31, 2008. Excluding the $(9.9) billion, net of taxes, cumulative-effect adjustment discussed above, unrealized losses in AOCI, net of taxes, on our available-for-sale securities decreased by $17.8 billion during 2009 primarily attributable to a decline in unrealized losses on our available-for-sale agency and non-agency mortgage-related securities. This decline in unrealized losses on available-for-sale securities during 2009 was largely due to (i) improvements in the market values of agency and non-agency available-for-sale mortgage-related securities and (ii) the recognition in earnings of other-than-temporary impairments on our non-agency mortgage-related securities.

CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS

Our consolidated fair value balance sheets include the estimated fair values of financial instruments recorded on our consolidated balance sheets prepared in accordance with GAAP, as well as off-balance sheet financial instruments that represent our assets or liabilities that are not recorded on our GAAP consolidated balance sheets. The fair value balance sheets also include certain assets and liabilities that are not financial instruments (such as property and equipment and REO, which are included in other assets), which are recorded at their carrying value in accordance with GAAP. See “NOTE 18: FAIR VALUE DISCLOSURES — Table 18.4 — Consolidated Fair Value Balance Sheets” to our consolidated financial statements for our fair value balance sheets.

These off-balance sheet financial instruments predominantly consist of: (a) the unrecognized guarantee asset and guarantee obligation associated with our PCs issued through our guarantor swap program prior to the implementation of the accounting standards for guarantees in 2003; (b) certain commitments to purchase mortgage loans; and (c) certain credit enhancements on manufactured housing asset-backed securities. During 2009 and 2008, our fair value results were impacted by several improvements in our approach for estimating the fair value of certain financial instruments. See “OFF-BALANCE SHEET ARRANGEMENTS” and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” as well as “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 18: FAIR VALUE DISCLOSURES” to our consolidated financial statements for more information on fair values.

In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “RISK FACTORS,” “RISK MANAGEMENT — Operational Risks” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for information concerning the risks associated with these models.

Key Components of Changes in Fair Value of Net Assets

Our attribution of changes in the fair value of net assets relies on models, assumptions, and other measurement techniques that evolve over time. The following are the key components of the attribution analysis:

Core Spread Income

Core spread income on our investments in mortgage loans and mortgage-related securities is a fair value estimate of the net current period accrual of income from the spread between our mortgage-related investments and our debt, calculated on an option-adjusted basis. OAS is an estimate of the yield spread between a given financial instrument and a benchmark (LIBOR, agency or Treasury) yield curve, after consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options.

Changes in Mortgage-To-Debt OAS

The fair value of our net assets can be significantly affected from period to period by changes in the net OAS between the mortgage and agency debt sectors. The fair value impact of changes in OAS for a given period represents an estimate of the net unrealized increase or decrease in fair value of net assets arising from net fluctuations in OAS during that period. We do not attempt to hedge or actively manage the basis risk represented by the impact of changes in mortgage-to-debt OAS because we generally hold a substantial portion of our mortgage assets for the long term and we do not believe that periodic increases or decreases in the fair value of net assets arising from fluctuations in OAS will significantly affect the long-term value of our investments in mortgage loans and mortgage-related securities.

124	Freddie Mac

Asset-Liability Management Return

Asset-liability management return represents the estimated net increase or decrease in the fair value of net assets resulting from net exposures related to the market risks we actively manage. We do not hedge all of the interest-rate risk that exists at the time a mortgage is purchased or that arises over its life. The market risks to which we are exposed as a result of our investment activities that we actively manage include duration and convexity risks, yield curve risk and volatility risk.

We seek to manage these risk exposures within prescribed limits as part of our overall investment strategy. Taking these risk positions and managing them within prudent limits is an integral part of our investment activity. We expect that the net exposures related to market risks we actively manage will generate fair value returns, although those positions may result in a net increase or decrease in fair value for a given period. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for more information.

Core Management and Guarantee Fees, Net

Core management and guarantee fees, net represents a fair value estimate of the annual income of the credit guarantee portfolio, based on current portfolio characteristics and market conditions. This estimate considers both contractual management and guarantee fees collected over the life of the credit guarantee portfolio and credit-related delivery fees collected up front when pools are formed, and associated costs and obligations, which include default costs.

Change in the Fair Value of the Credit Guarantee Portfolio

Change in the fair value of the credit guarantee portfolio represents the estimated impact on the fair value of the credit guarantee business resulting from additions to the portfolio (the net difference between the fair values of the guarantee asset and guarantee obligation recorded when pools are formed) plus the effect of changes in interest rates, projections of the future credit outlook and other market factors (e.g., impact of the passage of time on cash flow discounting). Our estimated fair value of the credit guarantee portfolio will change as credit conditions change.

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

We hedge interest rate exposure related to net buy-ups (up front payments we make that increase the management and guarantee fee that we will receive over the life of the pool) and float (expected gains or losses resulting from our mortgage security program remittance cycles). These value changes are excluded from our estimate of the changes in fair value of the credit guarantee portfolio, so that it reflects only the impact of changes in interest rates and other market factors on the unhedged portion of the projected cash flows from the credit guarantee business. The fair value changes associated with net buy-ups and float are considered in asset-liability management return (described above) because they relate to hedged positions.

Discussion of Fair Value Results

During 2009, the fair value of net assets, before capital transactions, increased by $0.3 billion, compared to a $120.9 billion decrease during 2008. During 2009, fair value increased by $36.9 billion as a result of the receipt of funding from Treasury under the Purchase Agreement, partially offset by the payment in cash of senior preferred stock dividends, net of reissuance of treasury stock, which reduced total fair value by $4.1 billion. The fair value of net assets as of December 31, 2009 was $(62.5) billion, compared to $(95.6) billion as of December 31, 2008.

Table 45 summarizes the change in the fair value of net assets for 2009 and 2008.

Table 45 — Summary of Change in the Fair Value of Net Assets

	2009	2008
	(in billions)

Beginning balance	$(95.6)	$12.6
Changes in fair value of net assets, before capital transactions	0.3	(120.9)
Capital transactions:
Dividends, share repurchases and issuances, net(1)	32.8	12.7

Ending balance	$(62.5)	$(95.6)

(1)	Includes the funds received from Treasury of $36.9 billion and $13.8 billion for 2009 and 2008, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

125	Freddie Mac

During 2009, the increase in the fair value of net assets, before capital transactions, was principally related to an increase in the fair value of our mortgage loans and our investments in mortgage-related securities, resulting from higher core spread income and net tightening of mortgage-to-debt OAS. The increase in fair value was partially offset by an increase in the guarantee obligation related to the declining credit environment. Included in the reduction of the fair value of net assets, before capital transactions, is $3.5 billion related to our partial valuation allowance against our deferred tax assets, net recorded during 2009.

During 2008, the fair value of net assets, before capital transactions, declined due primarily to an increase in the guarantee obligation, primarily attributable to the market’s pricing of mortgage credit, and the impact of net mortgage-to-debt OAS widening, primarily related to our non-agency mortgage related securities. This decline in fair value was partially offset by higher estimated core spread income.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities involve various inflows and outflows of cash and require that we maintain adequate liquidity to fund our operations, which may include the need to make payments of principal and interest on our debt securities and on our PCs and Structured Securities; make payments upon the maturity, redemption or repurchase of our debt securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans, including modified or delinquent loans from PC pools.

Under an agreement with FHFA, we maintain and periodically test a liquidity management and contingency plan. Pursuant to this agreement, FHFA periodically assesses the size of our liquidity position.

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

Under the amendment to the Purchase Agreement adopted on December 24, 2009, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. While we believe that the increased support provided by Treasury pursuant to the December 2009 amendment to the Purchase Agreement will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities over the next three years, the costs of our debt funding could vary. For example, our funding costs for debt with maturities beyond 2012 could be high. In addition, uncertainty about the future of the GSEs could affect our debt funding costs. We received $36.9 billion in cash from Treasury pursuant to draws under the Purchase Agreement during 2009. As discussed below, market and other factors could continue to limit the availability of our investments in mortgage-related securities as a significant source of funding.

We measure our cash position on a daily basis, netting uses of cash with sources of cash. We manage our net cash position with the goal of providing debt funds to cover expected net cash outflows without adversely affecting overall funding costs. Our approach to liquidity management has four components:

•	maintain a portfolio of liquid, marketable, non-mortgage securities with a market value of at least $20 billion, consisting of designated securities with maturities greater than 21 days or designated money market instruments. At least 50% of these investments are in U.S. Treasuries. The credit quality of these investments is reviewed and monitored on a daily basis;

•	maintain a cash balance sufficient to cover our maximum cash liquidity needs for at least the next 21 calendar days, but not more than 60 days, assuming no access to the short- and long-term unsecured debt markets, exclusive of the $20 billion portfolio requirement. The funds required to meet these near term cash obligations are invested in high credit quality short-term (less than 21 days) liquid investments;

126	Freddie Mac

•	maintain unencumbered collateral of at least 1.25 times the largest cash needs for the next 365 calendar days, assuming no access to the short- and long-term unsecured debt markets. The available collateral for this purpose is reviewed and monitored on a daily basis, and consists of unencumbered mortgage-related securities; and

•	manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

The Lending Agreement expired on December 31, 2009, and therefore we no longer have a liquidity backstop available to us (other than draws from Treasury under the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority) if we are unable to obtain funding from issuances of debt or other conventional sources. At present, we are not able to predict the likelihood that a liquidity backstop will be needed, or to identify the alternative sources of liquidity that might then be available to us, other than from Treasury as referenced above. No amounts were borrowed under the Lending Agreement, which expired on December 31, 2009.

We may require cash in order to fulfill our mortgage purchase commitments. Historically, we fulfilled our purchase commitments related to our mortgage purchase flow business primarily by swap transactions, whereby our customers exchanged mortgage loans for PCs, rather than through cash outlays. However, it is at the discretion of the seller, subject to limitations imposed by the contract governing the commitment, whether the purchase commitment is fulfilled by a swap transaction or through the exchange of cash. We provide liquidity to our seller/servicers through our cash purchase program. Loans purchased through the cash purchase program are typically sold to investors through a cash auction of PCs, and, in the interim, are carried as mortgage loans on our consolidated balance sheets. See “OFF-BALANCE SHEET ARRANGEMENTS — Other” for additional information regarding our purchase commitments at December 31, 2009.

We make extensive use of the Fedwire System in our business activities. For use of the Fedwire system, the Federal Reserve requires that we fully fund our account in the system to the extent necessary to cover payments on our debt and mortgage-related securities each day, before the Federal Reserve Bank of New York, acting as our fiscal agent, will initiate such payments. We have an open line of credit with a third party, which provides intraday liquidity to fund our activities through the Fedwire system. This line of credit is an uncommitted intraday loan facility. As a result, while we expect to continue to use the facility, we may not be able to draw on it, if and when needed. This line of credit requires that we post collateral that, in certain circumstances, the secured party has the right to repledge to other third parties, including the Federal Reserve Bank. As of December 31, 2009, we pledged approximately $10.8 billion of securities to this secured party. See “NOTE 6: INVESTMENTS IN SECURITIES — Collateral Pledged” to our consolidated financial statements for further information.

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

We are required to pledge collateral to third parties in connection with secured financing and daily trade activities. In accordance with contracts with certain derivative counterparties, we post collateral to those counterparties for derivatives in a net loss position, after netting by counterparty, above agreed-upon posting thresholds. See “NOTE 6: INVESTMENTS IN SECURITIES — Collateral Pledged” to our consolidated financial statements for information about assets we pledge as collateral.

We are involved in various legal proceedings, including those discussed in “LEGAL PROCEEDINGS,” which may result in a use of cash in order to settle claims or pay certain costs.

Dividend Obligation on the Senior Preferred Stock

Based on the current aggregate liquidation preference of the senior preferred stock, Treasury is entitled to annual cash dividends of $5.2 billion, which exceeds our annual historical earnings in most periods. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.3 billion in cash on the senior preferred stock on December 31, 2009 at the direction of our Conservator. To date, we have paid $4.3 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends, combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010) will have an adverse impact on our future financial condition and net worth.

The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury. Under the Purchase Agreement, our ability to repay the

127	Freddie Mac

liquidation preference of the senior preferred stock is limited and we will not be able to do so for the foreseeable future, if at all.

Given the potential for continued deterioration in the housing market and future net losses in accordance with GAAP, as well as the implementation of changes to the accounting standards for transfers of financial assets and consolidation of VIEs, we expect to make additional draws under the Purchase Agreement in future periods.

Actions of Treasury, the Federal Reserve and FHFA

Since our entry into conservatorship, Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The conservatorship, and the resulting support we received from Treasury and the Federal Reserve to date has enabled us to access debt funding on terms sufficient for our needs. The support from Treasury and the Federal Reserve has included the following:

•	under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. To date, we have received an aggregate of $50.7 billion in funding under the Purchase Agreement;

•	in November 2008, the Federal Reserve established a program to purchase (i) our direct obligations and those of Fannie Mae and the FHLBs and (ii) mortgage-related securities issued by us, Fannie Mae and Ginnie Mae. According to information provided by the Federal Reserve, as of February 10, 2010 it had net purchases of $400.9 billion of our mortgage-related securities and held $64.1 billion of our direct obligations. The Federal Reserve announced that it would gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates its purchases under this program will be completed by the end of the first quarter of 2010;

•	in September 2008, Treasury established a program to purchase mortgage-related securities issued by us and Fannie Mae. According to information provided by Treasury, as of December 31, 2009 it held $197.6 billion of mortgage-related securities issued by us and Fannie Mae. This program expired on December 31, 2009; and

•	in September 2008, we entered into the Lending Agreement with Treasury, pursuant to which Treasury established a secured lending credit facility that was available to us as a liquidity back-stop. The Lending Agreement expired on December 31, 2009, and we did not make any borrowings under it. Accordingly, we currently have no liquidity back-stop, other than draws from Treasury under the Purchase Agreement and Treasury’s ability to purchase up to $2.25 billion of our obligations under its permanent statutory authority.

We do not believe we experienced any adverse effect on our business from the expiration of Treasury’s mortgage-related securities purchase program. It is difficult at this time to predict the impact that the completion of the Federal Reserve’s mortgage-related securities purchase program will have on our business and the U.S. mortgage market. It is possible that interest-rate spreads on mortgage-related securities could widen, which could result in additional unrealized losses on our available-for-sale securities. This, in turn, could negatively affect our net worth, and thus contribute to the need to make additional draws under the Purchase Agreement. The completion of this program could also result in less demand for our PCs in the market, and negatively affect the relative price performance of our PCs versus comparable Fannie Mae securities. We purchase many of our new single-family mortgages by swapping PCs for the mortgages. Therefore, a decline in our relative price performance could adversely affect our competitiveness in purchasing new single-family mortgages from our lender customers, and thus negatively impact the relative profitability of new single-family business.

If spreads on mortgage-related securities widen, we could experience more favorable investment opportunities following the completion of the Federal Reserve’s mortgage-related securities purchase program. However, we may be limited in our ability to take advantage of any such opportunities in future periods because, beginning in 2010, we must reduce our mortgage-related investments portfolio by 10% each year until it reaches $250 billion. The unpaid principal balance of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $755.3 billion at December 31, 2009, and may not exceed $810 billion as of December 31, 2010. Treasury has stated it does not expect us to be an active buyer to increase the size of our mortgage-related investments portfolio, and also does not expect that active selling will be necessary to meet the required portfolio reduction targets. FHFA has also stated its expectation in the Acting Director’s February 2, 2010 letter that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools.

We discuss the potential impact on our funding sources of the completion of the Federal Reserve’s debt purchase program below under “Debt Securities.” We do not believe we experienced any adverse impacts on our access to the debt markets from the expiration of the Lending Agreement.

In September 2008, in an effort to conserve capital, FHFA, as Conservator, eliminated dividends on Freddie Mac common stock and preferred stock, excluding the senior preferred stock issued to Treasury under the Purchase Agreement.

128	Freddie Mac

In addition, in September 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries, Home Ownership Funding Corporation and Home Ownership Funding Corporation II until directed otherwise. For more information, see “NOTE 20: NONCONTROLLING INTERESTS” to our consolidated financial statements.

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

For more information on these actions, see “BUSINESS — Conservatorship and Related Developments” and “— Regulation and Supervision.”

Debt Securities

We fund our business activities primarily through the issuance of short- and long-term debt. Competition for funding can vary with economic, financial market and regulatory environments. Historically, we have mainly competed for funds in the debt issuance markets with Fannie Mae and the FHLBs. We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

To fund our business activities, we depend on the continuing willingness of investors to purchase our debt securities. Changes or perceived changes in the government’s support of us could have a severe negative effect on our access to the debt markets and on our debt funding costs. In addition, any change in applicable legislative or regulatory exemptions, including those described in “BUSINESS — Regulation and Supervision,” could adversely affect our access to some debt investors, thereby potentially increasing our debt funding costs.

Our access to the debt markets has improved since the height of the credit crisis in the fall of 2008. We attribute this improvement to the conservatorship and resulting support we receive from Treasury and the Federal Reserve. Since that time, Treasury and the Federal Reserve have taken a number of actions that have contributed to this improvement in our access to debt financing, as noted above in “Actions of Treasury, the Federal Reserve and FHFA.” In particular, during 2009, the Federal Reserve was an active purchaser in the secondary market of our long-term debt under its purchase program and, as a result, spreads on our debt remained favorable.

As discussed above, while we believe that the increased support provided by Treasury pursuant to the December 2009 amendment to the Purchase Agreement, will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities over the next three years, the costs of our debt funding could vary. The completion of the Federal Reserve’s debt purchase program could negatively affect the availability of longer-term debt funding as well as the spreads on our debt, and thus increase our debt funding costs. See “RISK FACTORS — Competitive and Market Risks — Our business may be adversely affected by limited availability of financing, increased funding costs and uncertainty in our securitization financing” for a discussion of the risks to our business posed by our reliance on the issuance of debt to fund our operations.

During the fall of 2008 and the beginning of 2009, our ability to access both the term and callable debt markets was limited, and we relied on short-term debt to fund our purchases of mortgage assets and to refinance maturing debt. Since that time, we have been able to reduce our use of short-term debt by issuing long-term and callable debt. Our short-term debt declined from 52% of outstanding debt on December 31, 2008 to 44% on December 31, 2009.

Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding:

•	through and including December 30, 2010, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31, 2009; and

•	beginning on December 31, 2010, and through and including December 30, 2011, and each year thereafter, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31 of the immediately preceding calendar year.

Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. We also cannot become liable for any subordinated indebtedness without the prior written consent of Treasury.

129	Freddie Mac

As of December 31, 2009, we estimate that the par value of our aggregate indebtedness totaled $805.1 billion, which was approximately $274.9 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness calculation, which has not been confirmed by Treasury, includes the combined balance of our senior and subordinated debt. Because of the debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations.

Debt Issuance Activities

Table 46 summarizes the par value of the debt securities we issued, based on settlement dates, during 2009 and 2008.

Table 46 — Debt Security Issuances by Product, at Par Value(1)

	Year Ended December 31,
	2009	2008
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$590,697	$812,539
Medium-term notes — callable	7,780	13,237
Medium-term notes — non-callable(2)	11,886	12,093

Total short-term debt	610,363	837,869
Long-term debt:
Medium-term notes — callable(3)	193,580	153,318
Medium-term notes — non-callable	99,099	41,995
U.S. dollar Reference Notes® securities — non-callable	56,000	49,000

Total long-term debt	348,679	244,313

Total debt issued	$959,042	$1,082,182

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase and lines of credit.
(2)	Includes $536 million and $3.8 billion of medium-term notes — non-callable issued for the years ended December 31, 2009 and 2008, respectively, which were accounted for as debt exchanges.
(3)	Includes $25 million and $14.3 billion of medium-term notes — callable issued for the years ended December 31, 2009 and 2008, respectively, which were accounted for as debt exchanges.

Short-Term Debt

We fund our operating cash needs, in part, by issuing Reference Bills® securities and other discount notes, which are short-term instruments with maturities of one year or less that are sold on a discounted basis, paying only principal at maturity. Our Reference Bills® securities program consists of large issues of short-term debt that we auction to dealers on a regular schedule. We issue discount notes with maturities ranging from one day to one year in response to investor demand and our cash needs. Short-term debt also includes certain medium-term notes that have original maturities of one year or less.

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

Reference Notes® Securities

Reference Notes® securities are regularly issued, U.S. dollar denominated, non-callable fixed-rate securities, which we generally issue with original maturities ranging from two through ten years. We have also issued €Reference Notes® securities denominated in Euros, which remain outstanding, but did not issue any such securities in 2009 or 2008. We hedge our exposure to changes in foreign-currency exchange rates by entering into swap transactions that convert foreign-currency denominated obligations to U.S. dollar-denominated obligations. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks — Sources of Interest-Rate Risk and Other Market Risks” for more information.

The investor base for our debt is predominantly institutional and, more recently, the U.S. government. However, we also conduct regular offerings of FreddieNotes® securities, a medium-term notes program designed to meet the investment needs of retail investors.

Subordinated Debt

During 2009 and 2008, we did not issue any Freddie SUBS® securities; however, as noted below, we did make a tender offer in July 2009 for these securities. Following completion of the tender offer, the balance of our subordinated debt

130	Freddie Mac

outstanding, net of associated premiums and discounts, was reduced to $0.7 billion at December 31, 2009, compared to $4.5 billion at December 31, 2008. Our subordinated debt in the form of Freddie SUBS® securities is a component of our risk management and disclosure commitments with FHFA. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for a discussion of changes affecting our subordinated debt as a result of our placement in conservatorship and the Purchase Agreement, and the Conservator’s suspension of certain requirements relating to our subordinated debt. Under the Purchase Agreement, we may not issue subordinated debt without Treasury’s consent.

Debt Retirement Activities

We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets. When our debt securities become seasoned or one-time call options on our debt securities expire, they may become less liquid, which could cause their price to decline. By repurchasing debt securities, we help preserve the liquidity of our debt securities and improve their price performance, which helps to reduce our funding costs over the long-term. Our repurchase activities also help us manage the funding mismatch, or duration gap, created by changes in interest rates. For example, when interest rates decline, the expected lives of our investments in mortgage-related securities decrease, reducing the need for long-term debt. We use a number of different means to shorten the effective weighted average lives of our outstanding debt securities and thereby manage the duration gap, including retiring long-term debt through repurchases or calls; changing our debt funding mix between short- and long-term debt; or using derivative instruments, such as entering into receive-fixed swaps or terminating or assigning pay-fixed swaps. From time to time, we may also enter into transactions in which we exchange newly issued debt securities for similar outstanding debt securities held by investors. These transactions are accounted for as debt exchanges.

In order to take advantage of spread compression on agency debt and improved access to the long-term debt markets that occurred during the first half of 2009, in June 2009, we executed a tender offer for certain debt securities with remaining maturities ranging between September 2009 and August 2010. We accepted $18 billion of the tendered debt securities. This buyback was consistent with our effort to reduce reliance on short term funding and, over time, replace the shorter-term funding with longer-term debt at favorable spreads. As a result, our outstanding short-term debt, including the current portion of long-term debt, has decreased as a percentage of our total debt outstanding to 44% at December 31, 2009 from 52% at December 31, 2008.

In addition, during the three months ended June 30, 2009 we executed a tender offer to purchase all of our €Reference Notes® securities outstanding. We accepted $6 billion of the tendered €Reference Notes® securities. In July 2009 we made a tender offer to purchase outstanding Freddie SUBS® securities. We accepted $3.9 billion of the tendered securities. These tender offers were consistent with our effort to reduce our funding costs by retiring higher cost debt.

Table 47 provides the par value, based on settlement dates, of debt securities we repurchased, called and exchanged during 2009 and 2008.

Table 47 — Debt Security Repurchases, Calls and Exchanges

	Year Ended
	December 31,
	2009	2008
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$5,814	$277
Repurchases of outstanding medium-term notes	35,795	7,724
Repurchases of outstanding Freddie SUBS® securities	3,875	—
Calls of callable medium-term notes	198,940	180,015
Exchanges of medium-term notes	551	9,921

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, are highly dependent upon our credit ratings. Table 48 indicates our credit ratings at February 11, 2010. After FHFA placed us into conservatorship and announced the elimination of our preferred stock dividends in September 2008, our preferred stock ratings were changed by three nationally recognized statistical rating organizations.

131	Freddie Mac

Table 48 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	S&P	Moody’s	Fitch

Senior long-term debt(1)	AAA	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA–
Preferred stock(4)	C	Ca	C/RR6

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3)	Consists of Freddie SUBS® securities.
(4)	Does not include senior preferred stock issued to Treasury.

Effective September 7, 2008, we no longer had a “risk-to-the-government” rating from S&P because of conservatorship. Moody’s also provides a “Bank Financial Strength” rating that represents Moody’s opinion of our intrinsic safety and soundness and, as such, excludes certain external credit risks and credit support elements. Our “Bank Financial Strength” rating from Moody’s remained at “E+” as of February 11, 2010. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” for additional information. A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Equity Securities

The Purchase Agreement provides that, without the prior consent of Treasury, we cannot issue capital stock of any kind other than the senior preferred stock, the warrant issued to Treasury or any shares of common stock issued pursuant to the warrant or binding agreements in effect on the date of the Purchase Agreement. Therefore, absent Treasury’s consent, we do not have access to equity funding except through draws under the Purchase Agreement.

Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell and Non-Mortgage-Related Securities

We maintain a balance of at least $20 billion of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage-related securities. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At December 31, 2009, our non-mortgage-related securities consisted of liquid non-mortgage-related asset-backed securities, FDIC-guaranteed corporate medium-term notes and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents,” “— Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.” The non-mortgage-related asset-backed investments may expose us to institutional credit risk and the risk that the investments could decline in value due to market-driven events such as credit downgrades or changes in interest rates and other market conditions. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for more information.

Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, which consist of securities issued by us, Fannie Mae, Ginnie Mae and other financial institutions. Historically, our mortgage loans and mortgage-related securities have been a significant capital resource and a potential source of funding. A large majority of these assets is unencumbered.

During 2009, the market for non-agency securities backed by subprime, option ARM, Alt-A and other loans continued to be illiquid as investor demand for these assets remained low. We expect this trend to continue in the near future. These market conditions, and the declining credit quality of the assets, limit our ability to use these investments as a significant source of funds. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for more information.

Cash Flows

Our cash and cash equivalents increased approximately $19.4 billion during 2009 to $64.7 billion at December 31, 2009. Cash flows provided by operating activities during 2009 were $1.3 billion, which primarily related to increased net interest income offset by a reduction in cash as a result of a net increase in our held-for-sale mortgage loans. Cash flows provided by investing activities during 2009 were $47.6 billion, primarily resulting from net proceeds related to sales and maturities of our available-for-sale securities, partially offset by a net increase in trading securities. Cash flows used for financing activities for 2009 were $29.5 billion, largely attributable to repayments of short-term debt, partially offset by $36.9 billion received from Treasury under the Purchase Agreement.

132	Freddie Mac

Our cash and cash equivalents increased $36.8 billion to $45.3 billion during 2008. Cash flows used for operating activities during 2008 were $10.1 billion, which primarily reflected a reduction in cash as a result of a net increase in held-for-sale mortgage loans. Cash flows used for investing activities during 2008 were $71.4 billion, primarily resulting from purchases of trading securities and available-for-sale securities, partially offset by proceeds from maturities of available-for-sale securities and sales of trading securities. Cash flows provided by financing activities in 2008 were $118.3 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments.

Our cash and cash equivalents decreased $2.8 billion to $8.6 billion during 2007. Cash flows used for operating activities in 2007 were $7.7 billion, which reflected a reduction in cash primarily from a decrease in liabilities to PC investors as a result of a change in our PC issuance process to the use of securitization trusts, partially offset by net interest income, management and guarantee fees and changes in other operating assets and liabilities. Cash flows provided by investing activities in 2007 were $9.8 billion, primarily due to a net increase in cash flows as we reduced our balance of federal funds sold and eurodollars, partially offset by an increase in cash used to purchase held-for-investment mortgage loans. Cash flows used for financing activities in 2007 were $4.9 billion, which primarily resulted from a decrease in debt securities, net, preferred and common stock repurchases and dividends paid, partially offset by proceeds from the issuance of preferred stock.

Capital Resources

Our entry into conservatorship resulted in significant changes to the assessment of our capital adequacy and our management of capital. FHFA suspended the capital classification of us during conservatorship in light of the Purchase Agreement. The Purchase Agreement provides that, if FHFA determines as of quarter end that our liabilities have exceeded our assets under GAAP, Treasury will contribute funds to us in an amount equal to the difference between such liabilities and assets; a higher amount may be drawn if Treasury and Freddie Mac mutually agree that the draw should be increased beyond the level by which liabilities exceed assets under GAAP. In each case, the amount of the draw cannot exceed the maximum aggregate amount that may be funded under the Purchase Agreement. Under the Purchase Agreement, Treasury made a commitment to provide us with funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012.

FHFA continues to closely monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide regular submissions to FHFA on both minimum and risk-based capital. Additionally, FHFA announced that it will engage in rule-making to revise our minimum capital and risk-based capital requirements. See “NOTE 11: REGULATORY CAPITAL” to our consolidated financial statements for our minimum capital requirement, core capital and GAAP net worth results as of December 31, 2009.

We are focusing our risk and capital management, consistent with the objectives of conservatorship, on, among other things, maintaining a positive balance of GAAP equity in order to reduce the likelihood that we will need to make additional draws on the Purchase Agreement with Treasury, while returning to long-term profitability. Our business objectives and strategies have in some cases been altered since we were placed into conservatorship, and may continue to change. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves public policy and other non-financial objectives. In this regard, we are focused on serving our mission, helping families keep their homes and stabilizing the economy by playing a vital role in the Obama Administration’s housing programs. However, these changes to our business objectives and strategies may conflict with maintaining positive GAAP equity (deficit). In addition, notwithstanding our failure to maintain required capital levels, FHFA directed us to continue to make interest and principal payments on our subordinated debt. For more information, see “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Subordinated Debt.”

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. Obtaining funding from Treasury pursuant to its commitment under the Purchase Agreement enables us to avoid being placed into receivership by FHFA. At December 31, 2009, our assets exceeded our liabilities by $4.4 billion; therefore, FHFA did not submit a draw request on our behalf to Treasury under the Purchase Agreement. As of December 31, 2009, the aggregate liquidation preference of the senior preferred stock was $51.7 billion. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” for additional information on mandatory receivership.

We expect to make additional draws under the Purchase Agreement in future periods. The size and timing of such draws will be determined by a variety of factors that could affect our net worth, including how long and to what extent the housing market will continue to deteriorate, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; the introduction of additional public mission-related initiatives that may adversely impact our financial results; adverse changes in interest rates, the yield curve, implied volatility or

133	Freddie Mac

mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair value losses recorded in earnings or AOCI; increased dividend obligations on the senior preferred stock; quarterly commitment fees payable to Treasury beginning in 2011; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury and the Federal Reserve; establishment of additional valuation allowances for our remaining deferred tax asset, net; changes in accounting practices or standards, including the implementation of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs (as discussed below); the effect of the MHA Program and other government initiatives; or changes in business practices resulting from legislative and regulatory developments, such as the enactment of legislation providing bankruptcy judges with the authority to revise the terms of a mortgage, including the principal amount. The factors described above may make it more difficult for us to maintain a positive level of total equity.

To the extent that the above factors result in a negative net worth, we would be required to make additional draws from Treasury under the Purchase Agreement. Payment of our dividend obligations in cash could contribute to the need for additional draws from Treasury and further draws from Treasury under the Purchase Agreement would increase the liquidation preference of and the dividends we owe on, the senior preferred stock.

For more information on the Purchase Agreement, its effect on our business and capital management activities, and the potential impact of making additional draws, see “Liquidity — Dividend Obligation on the Senior Preferred Stock,” “EXECUTIVE SUMMARY — Liquidity and Capital Resources” and “RISK FACTORS.”

As previously discussed, due to the implementation of changes to the accounting standards for transfers of financial assets and consolidation of VIEs, we recognized a decrease of approximately $11.7 billion to total equity (deficit) on January 1, 2010, which will increase the likelihood that we will require a draw from Treasury under the Purchase Agreement for the first quarter of 2010. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements” to our financial statements for additional information regarding our implementation of these changes. For a discussion of our regulatory minimum capital subsequent to our adoption of these accounting standards see “NOTE 11: REGULATORY CAPITAL” to our consolidated financial statements.

MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET

On February 18, 2009, the Obama Administration announced the MHA Program, which includes HAMP and the Home Affordable Refinance Program as its key initiatives. The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market. Through our participation in this program, we help families maintain home ownership and help maintain the stability of communities.

Home Affordable Modification Program.  HAMP commits U.S. government, Freddie Mac and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications, where possible. Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP applies both to delinquent borrowers and to those current borrowers at risk of imminent default. Other features of HAMP include the following:

•	HAMP uses specified requirements for borrower eligibility. The program seeks to provide a uniform, consistent regime that all participating servicers must use in modifying loans held or guaranteed by all types of investors: Freddie Mac, Fannie Mae, banks and trusts backing non-agency mortgage-related securities.

•	Under HAMP, the goal is to reduce the borrowers’ monthly mortgage payments to 31% of gross monthly income, which may be achieved through a combination of methods, including interest rate reductions, term extensions and principal forbearance. Although HAMP contemplates that some servicers will also make use of principal reduction to achieve reduced payments for borrowers, we only used forbearance in 2009 and did not use principal reduction in modifying our loans.

•	Under HAMP, each modification must be preceded by a standardized net present value, or NPV, test to evaluate whether the NPV of the income that the mortgage holder will receive after the modification will equal or exceed the NPV of the income that the holder would have received had there been no modification. HAMP does not require a modification if the NPV of the income that the mortgage holder will receive after modification is less than the NPV of the income the holder would have received had there been no modification; however, Freddie Mac will permit such a modification in certain circumstances. Our practice in this regard is intended to increase the number of modifications under the program; however, it may cause us to incur higher losses than would otherwise be recognized under HAMP.

•	HAMP requires that each borrower complete a trial period during which the borrower will make monthly payments based on the estimated amount of the modification payments. Trial periods are required for at least three months.

134	Freddie Mac

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

Of the HAMP modifications completed as of December 31, 2009, the borrower’s monthly payment was reduced, on average, $609, which amounts to an average of $7,308 per year, and $102 million in annual reductions for all of our completed HAMP modifications. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments from 38% to 31% of the borrower’s income, we will not receive such subsidies on modified mortgages owned or guaranteed by us.

Table 49 presents the number of single-family loans that completed or were in process of modification under HAMP as of December 31, 2009.

Table 49 — Single-Family Home Affordable Modification Program Volume(1)

	As of
	December 31, 2009
	Amount(2)	Number of Loans(3)
	(dollars in millions)

Completed HAMP modifications(4)	$3,127	13,927
Loans in the HAMP trial period	$28,151	129,380

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	FHFA reported approximately 152,000 loans were in active trial periods as of December 31, 2009, which includes loans in the trial period regardless of the first payment date. FHFA also reported 19,500 permanent modifications under HAMP as of December 31, 2009, which includes modifications that are pending the borrower’s acceptance.
(4)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective.

During 2009, approximately 8,400 borrowers, or 6% of those starting the program, dropped out of the HAMP trial period process, primarily due to either the failure to continue trial period payments or the failure to provide the income or other required documentation of the program. On January 28, 2010, Treasury issued guidelines that are intended to facilitate resolution of the cases of borrowers who have failed to provide required income documentation during their HAMP trial periods. In accordance with the Treasury guidelines, we instructed our servicers to notify borrowers who are currently in HAMP trial periods that failure to submit income documentation would result in ineligibility for a HAMP modification. The Treasury guidelines also provide that, beginning with trial periods that take effect on or after June 1, 2010, borrowers must provide income documentation before entering into a HAMP trial period. However, we urged our servicers to implement this requirement sooner, if possible.

We have undertaken several initiatives designed to increase the number of loans that complete the trial period process under HAMP, including:

•	engaging a vendor to help ease backlogs at several servicers by processing requests for HAMP modifications;

•	engaging a vendor to meet with eligible borrowers at their homes and help them complete required documentation; and

•	implementing a second-look program designed to ensure that borrowers are being properly considered for HAMP modifications. Borrowers who do not qualify for HAMP are then considered under our other foreclosure prevention programs.

HAMP provides uniform guidelines for the modification not only of troubled mortgages owned or guaranteed by us or by Fannie Mae, but also for troubled mortgages held by others, or non-GSE mortgages. In contrast to the modifications of mortgages held or guaranteed by us or Fannie Mae, Treasury will pay compensation to the holder of each modified non-GSE mortgage equal to half the reduction in the borrower’s monthly payment (less than half in a case where the borrower’s pre-modification monthly payment exceeded 38% of his or her income). In cases where we are a holder of securities backed by such mortgages, we expect that a share of this compensation will be distributable to us, in accordance with the governing

135	Freddie Mac

documents for the securities. The remainder of the monthly payment reductions will be absorbed by subordinated investors or by other credit enhancement, if any, that is part of the structure for the securities.

Home Affordable Refinance Program.  The Home Affordable Refinance Program gives eligible homeowners with loans owned or guaranteed by us or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments and fixed-rate terms. Under the Home Affordable Refinance Program, we allow eligible borrowers who have mortgages with high current LTV ratios to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place.

The Freddie Mac Relief Refinance Mortgagesm, which we announced in March 2009, is our implementation of the Home Affordable Refinance Program. We have worked with FHFA to provide us the flexibility to implement this element of the MHA Program. The Home Affordable Refinance Program is targeted at borrowers with current LTV ratios above 80%; however, our program also allows borrowers with LTV ratios below 80% to participate. On July 1, 2009, we announced that the current LTV ratio limit would be increased from 105% to 125%. We began purchasing mortgages that refinance such higher-LTV loans on October 1, 2009. We also increased the amount of closing costs that can be included in the new refinance mortgage up to $5,000. Through our program, we offer this refinancing option only for qualifying mortgage loans that we hold or that we guarantee. We will continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements. As of December 31, 2009, we purchased mortgages with approximately $34.7 billion of aggregate unpaid principal balance under the program.

Although the implementation of the Freddie Mac Relief Refinance Mortgage product will result in a higher volume of purchases and increased delivery fees from the new loans, the net effect of the refinance activity on our business results is not expected to be significant. The net impact of this refinance activity is affected primarily by the amount of: (a) delivery fees on the new loan, which are dependent upon the characteristics of the borrower and the LTV ratio of the new loan; (b) the management and guarantee fee rates on the new loan versus those on the old loan; and (c) the relative size of the guarantee asset and guarantee obligation associated with the loan at the time of the refinance. However, borrowers that participate in this program will have lowered their monthly mortgage payments and may be less likely to default, which could ultimately result in fewer foreclosures of loans within our single-family mortgage portfolio.

Table 50 below presents the composition of our purchases of refinanced single-family loans during the three and twelve months ended December 31, 2009.

Table 50 — Single-Family Refinance Loan Volume(1)

	Three Months Ended December 31, 2009			Twelve Months Ended December 31, 2009
	Amount	Number of Loans	Percent	Amount	Number of Loans	Percent
	(dollars in millions)			(dollars in millions)

Freddie Mac Relief Refinance Mortgagesm:
Above 105% LTV	$219	953	0.3%	$219	953	0.1%
80% to 105% LTV	7,161	30,799	10.1	19,380	85,110	4.8
Below 80% LTV	7,295	39,795	13.0	15,119	83,155	4.7

Total Freddie Mac Relief Refinance Mortgagesm	$14,675	71,547	23.4%	$34,718	169,218	9.6%

Total refinance loan volume(2)	$63,989	305,428	100%	$379,035	1,757,500	100%

(1)	Consists of all single-family mortgage loans that we either purchased or guaranteed during the period, excluding those underlying long-term standby commitments and Structured Transactions.
(2)	Includes Freddie Mac Relief Refinance Mortgagessm and other refinance mortgages.

Home Affordable Foreclosure Alternatives Program (HAFA).  On May 14, 2009, the Obama Administration announced the Home Affordable Foreclosure Alternatives Program, which is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in “short sales,” if such borrowers did not participate in trial periods, failed to complete their trial period or defaulted on their modified loan. In a short sale, the owner sells the home and the lender accepts proceeds that are less than the outstanding mortgage indebtedness. The program also provides a process for borrowers to convey title to their homes through a deed-in-lieu of foreclosure. In both cases, the program will offer incentives to the servicer and the borrower. On November 30, 2009, the Obama Administration released details for implementation of this program by April 5, 2010; however, eligible servicers could begin participating in December 2009. We will be responsible for paying certain incentive fees to servicers of and borrowers under mortgages that we own or guarantee that become the subject of HAFA short sales. We will not receive reimbursement of these fees from Treasury. We anticipate implementing HAFA in the second quarter of 2010.

Second Lien Program (2MP).  On April 28, 2009, the Obama Administration announced new efforts under the MHA Program to achieve greater affordability for homeowners by lowering payments on second mortgages through modifications. The program was implemented on August 13, 2009 and is designed to work in tandem with HAMP. Together, HAMP and

136	Freddie Mac

2MP are intended to create a comprehensive solution to help borrowers achieve greater affordability by lowering payments on both first lien and second lien mortgages. Under 2MP, when a borrower’s first lien mortgage is modified under HAMP and the servicer of the second lien mortgage is a 2MP participant, that servicer must offer either to modify the borrower’s second lien according to a defined protocol or to accept a lump sum payment in exchange for full extinguishment of the lien. 2MP offers incentive payments to borrowers, servicers and investors and requires principal forbearance on the second lien in the same proportion as any principal forbearance granted on the first lien. We do not expect to incur significant direct costs under the program, because we own or guarantee an insignificant amount of second lien mortgages.

Compliance Agent.  We are the compliance agent for Treasury for certain foreclosure avoidance activities under HAMP. Among other duties, as the program compliance agent, we conduct examinations and review servicer compliance with the published requirements for the program. Some of these examinations are on-site, and others involve off-site documentation reviews. We report the results of our examination findings to Treasury. Based on the examinations, we may also provide Treasury with advice, guidance and lessons learned to improve operation of the program. It is unclear how servicers will perceive our actions in this role. It is possible that this could hurt our relationships with our lender customers, which could negatively affect our ability to purchase loans from them in the future.

Consulting Services.  We are advising and consulting with Treasury about the design, results and future improvement of the MHA Program.

Expected Impact of MHA Program on Freddie Mac.  As previously discussed, the MHA Program is intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our credit losses by reducing or eliminating a portion of the costs related to foreclosed properties. At present, it is difficult for us to predict the full extent of these initiatives and assess their impact on us since the impact is in part dependent on the number of borrowers who remain current on the modified loans versus the number who redefault. In addition, it is not possible at present to estimate whether, and the extent to which, costs incurred in the near term, will be offset by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

It is likely that the costs we incur related to loan modifications and other activities under HAMP may be significant, to the extent that borrowers participate in this program in large numbers, for the following reasons:

•	Except for certain Structured Transactions and loans underlying our long-term stand-by agreements, we will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, all servicer and borrower incentive fees and we will not receive a reimbursement of these costs from Treasury. We incur incentive fees to the servicer and borrower associated with each HAMP loan once the modification is completed and reported to the MHA Program administrator, and we paid $11 million of such fees in 2009. We also have the potential to incur up to $8,000 of additional servicer incentive fees and borrower incentive fees per modification as long as the borrower remains current on a loan modified under HAMP. We accrued $106 million in 2009 for both initial fees and recurring incentive fees not yet due. The MHA Program administrator reported that more than 143,000 of our loans had made first payments in the trial period or had completed modification under HAMP as of December 31, 2009.

•	Many borrowers will fail to complete the HAMP trial period and others will default on their HAMP modified loans. For these loans, HAMP will have effectively delayed the foreclosure process and could increase our losses, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier, due to continued home price declines. Delays in foreclosure can also increase our REO operations expense.

•	We expect that non-GSE mortgages modified under HAMP will include mortgages backing our investments in non-agency mortgage-related securities. Such modifications will reduce the monthly payments due from affected borrowers, and thus could reduce the payments we receive on these securities (to the extent the payment reductions have not been absorbed by subordinated investors or by other credit enhancement). Incentive payments from Treasury passed through to us as a holder of the applicable securities may partially offset such reductions.

We are devoting significant internal resources to the implementation of the various initiatives under the MHA Program, which will increase our expenses. The size and scope of our efforts under the MHA Program may also limit our ability to pursue other business opportunities or corporate initiatives. We expect to be compensated by Treasury for some or all of our services as compliance agent. We do not expect to be compensated for the consulting services we are providing to Treasury.

Housing Finance Agency Initiative.  On October 19, 2009, we entered into a Memorandum of Understanding with Treasury, FHFA and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, would provide assistance, through three separate programs, to state and local housing finance agencies, or HFAs, so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. FHFA directed us and Fannie Mae to participate in the HFA initiative on a basis that is consistent with the goals of

137	Freddie Mac

being commercially reasonable and safe and sound. Treasury’s participation in these assistance programs does not affect the amount of funding that Treasury can provide to Freddie Mac under the terms of our Purchase Agreement with Treasury.

Since October 19, 2009 and prior to December 31, 2009, we, Treasury, Fannie Mae and participating HFAs entered into definitive agreements setting forth the respective parties’ obligations under this initiative. The initiatives are as follows:

•	Temporary Credit and Liquidity Facilities Initiative. In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to provide $8.2 billion of credit and liquidity support, including outstanding interest at the date of the guarantee, for VRDOs previously issued by HFAs. This support was provided through the issuance of guarantees, which provides credit enhancement to the holders of such VRDOs and also creates an obligation to provide funds to purchase any VRDOs that are put by their holders and are not remarketed. Treasury provided a credit and liquidity backstop on the TCLFI. These guarantees, each of which expires on or before December 31, 2012, replace existing liquidity facilities from other providers. At the expiration of each of these facilities, any VRDOs purchased by Freddie Mac and Fannie Mae will be securitized by the companies and the resulting securities will be held by Treasury. Prior to expiration of each of these facilities, the VRDOs purchased by Freddie Mac and Fannie Mae may be securitized at the option of the companies or at Treasury’s request.

•	New Issue Bond Initiative. In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to issue in total $15.3 billion of partially guaranteed pass-through securities backed by new single-family and certain new multifamily housing bonds issued by HFAs. Treasury agreed to purchase all of the pass-through securities issued by Freddie Mac and Fannie Mae. Treasury has completed its purchases of such securities. This initiative provided financing for HFAs to issue new housing bonds.

Treasury will bear the initial losses of principal up to 35% of total principal for the two initiatives combined, and thereafter Freddie Mac and Fannie Mae each will be responsible only for losses of principal on the securities that it issues to the extent that such losses are in excess of 35% of all losses under both initiatives. Treasury will bear all losses of unpaid interest. Under both initiatives, we and Fannie Mae were paid fees at the time bonds are securitized and will be paid on-going fees. It is difficult for us to predict our profitability or potential credit losses on these transactions; however, with the significant loss coverage provided by Treasury, we believe our ultimate losses should be minimal.

The third initiative under the HFA initiative is described below:

•	Multifamily Credit Enhancement Initiative. Using existing housing bond credit enhancement products, Freddie Mac is providing a guarantee of new housing bonds issued by HFAs, which Treasury purchased from the HFAs. Treasury will not be responsible for a share of any losses incurred by us in this program.

Warehouse Lines of Credit Initiative.  During the second quarter of 2009, we entered into standby commitments to purchase single-family mortgages from a financial institution that provides short-term loans, known as warehouse lines of credit, to mortgage originators. This commitment is contingent upon the default of a specific mortgage originator, which is one of our single-family seller/servicers. We may enter into additional such single-family commitments in the future. In October 2009, we announced a pilot program to help our single-family and multifamily seller/servicers obtain warehouse lines of credit with certain lenders, and entered into a standby purchase commitment for multifamily loans with the same warehouse lender noted above. Currently, our standby purchase commitments to support single-family and multifamily lenders may not exceed $800 million and $450 million, respectively. Expansion beyond these limits or entering into additional such commitments with a new multifamily warehouse lender counterparty is subject to FHFA approval.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risks; (b) interest rate risk and other market risks; and (c) operational risks. See “RISK FACTORS” for further information regarding these and other risks. See “CONTROLS AND PROCEDURES” for further discussion of disclosure controls and procedures and internal control over financial reporting.

Risk management is a critical aspect of our business. We manage risk through a framework that recognizes primary risk ownership and management by our business areas. Within this framework, our executive management responsible for independent risk oversight monitors performance against our risk management strategies and established risk limits and reporting thresholds, identifies and assesses potential issues and provides oversight regarding changes in business processes and activities.

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

138	Freddie Mac

hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other mortgage-related guarantees.

Institutional Credit Risk

The financial strength of many of our counterparties continued to deteriorate in 2009, and we expect challenging market conditions to continue to adversely affect the liquidity and financial condition of our counterparties in 2010. Despite federal intervention, bank failures rose substantially in 2009, and many of our counterparties experienced ratings downgrades. Our exposure to mortgage seller/servicers increased substantially in 2009 with respect to the risk that they will not perform their repurchase obligations arising from breaches of representations and warranties made to us for loans they underwrote and sold to us. During 2008 and 2009, we terminated our arrangements with certain mortgage seller/servicers due to their failure to meet our eligibility requirements and we continue to closely monitor the eligibility of mortgage seller/servicers under our standards. The financial condition of mortgage insurers and bond insurers also continued to weaken in 2009, which increases the risk that these entities will fail to fulfill their obligations to reimburse us for claims under insurance policies. In 2009, regulators deemed the financial condition of certain bond insurers to be impaired and ordered such insurers to restructure to relieve the impairment. We are concerned that other bond insurers may be subject to a similar assessment in 2010, and some or all may be unable to restructure to relieve the impairment and may be deemed to be insolvent. Our exposure to derivatives counterparties remains highly concentrated as compared to historical levels.

A portion of the increased provision for loan losses we recognized during 2009 was due to institutional counterparties that failed to pay us or for which we have substantial uncertainty regarding their ability to perform their obligations to us. The failure of any other of our primary counterparties to meet their obligations to us could have additional material adverse effects on our results of operations and financial condition.

Mortgage Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large mortgage lenders. Our top 10 single-family seller/servicers provided approximately 74% of our single-family purchase volume during 2009. Wells Fargo Bank, N.A. and Bank of America, N.A. accounted for 27% and 11%, respectively, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume for 2009. During 2009, our top three multifamily lenders, CBRE Melody & Company, Deutsche Bank Berkshire Mortgage and Berkadia Commercial Mortgage LLC (which acquired Capmark Finance Inc. in December 2009) each accounted for more than 10% of our multifamily mortgage purchase volume, and represented an aggregate of approximately 40% of our multifamily purchase volume.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us. Pursuant to their repurchase obligations, our seller/servicers repurchase mortgages sold to us, whether we subsequently securitized the loans or held them in our consolidated balance sheet. In lieu of repurchase, we may choose to allow a seller/servicer to indemnify us against losses on such mortgages. During 2009 and 2008, the aggregate unpaid principal balance of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $4.1 billion and $1.8 billion, respectively.

Some of our seller/servicers failed to perform their repurchase obligations due to lack of financial capacity, while many of our larger, higher credit-quality seller/servicers have not fully performed their repurchase obligations in a timely manner. As of December 31, 2009 and 2008, we had outstanding repurchase requests to our seller/servicers with respect to loans with an unpaid principal balance of approximately $4 billion and $3 billion, respectively. At December 31, 2009, nearly 30% of our outstanding repurchase requests, or $1.1 billion, were outstanding more than 90 days. Three of our larger, higher credit quality seller/servicers had more than 30% of their repurchase obligations outstanding more than ninety days at December 31, 2009. Our credit losses may increase to the extent our seller/servicers do not fully perform their repurchase obligations. Enforcing repurchase obligations with lender customers who have the financial capacity to perform those obligations could also negatively impact our relationships with such customers and ability to retain market share.

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

Due to the strain on the mortgage finance industry in the past three years, a number of our significant single-family seller/servicers have been adversely affected and have undergone dramatic changes in their ownership or financial condition. Many institutions, some of which were our customers, have failed, been acquired, or received substantial government assistance. The resulting consolidation within the mortgage finance industry further concentrates our institutional credit risk

139	Freddie Mac

among a smaller number of institutions. Certain significant developments with respect to our single-family seller/servicers, and their effect on us, are described below:

•	In July 2008, IndyMac Bancorp, Inc., or IndyMac, announced that the FDIC was appointed conservator of the bank. In March 2009, we entered into an agreement with the FDIC with respect to the transfer of loan servicing from IndyMac to a third party, under which we received an amount to partially recover our future losses from IndyMac’s repurchase obligations. After the FDIC’s rejection of Freddie Mac’s remaining claims in August 2009, we declined to pursue further collection efforts.

•	In September 2008, Lehman declared bankruptcy. Lehman services single-family loans for us through an affiliate. Lehman suspended its repurchases from us after declaring bankruptcy. On September 22, 2009, we filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion, which included an $870 million claim for repurchase obligations. We recorded a loss of $1.1 billion in 2008, shown as securities administrator loss on investment activity in our consolidated statements of operations. The remaining amount of our claims have been fully provided for in our assessment of loan loss reserves as of December 31, 2009.

•	In September 2008, Washington Mutual Bank was acquired by JPMorgan Chase Bank, N.A. We agreed to JPMorgan Chase becoming the servicer of mortgages previously serviced by Washington Mutual in return for its agreement to assume Washington Mutual’s recourse obligations to repurchase any of such mortgages that were sold to us with recourse. With respect to mortgages that Washington Mutual sold to us without recourse, JPMorgan Chase made a one-time payment to us in 2009 with respect to obligations of Washington Mutual to repurchase any of such mortgages that are inconsistent with certain representations and warranties made at the time of sale.

•	On August 4, 2009, we notified Taylor, Bean & Whitaker Mortgage Corp., or TBW, that we terminated its eligibility as a seller and servicer for us effective immediately. TBW accounted for approximately 1.9% and 5.2% of our single-family mortgage purchase volume activity for 2009 and 2008, respectively. On August 24, 2009, TBW filed for bankruptcy and announced its plan to wind down its operations. Our estimate of potential exposure to TBW at December 31, 2009 for loan repurchase obligations, excluding the estimated fair value of servicing rights, is approximately $700 million. Unrelated to our potential exposure arising out of TBW loan repurchase obligations, in its capacity as a servicer of loans owned or guaranteed by Freddie Mac, TBW received and processed certain borrower funds that it held for the benefit of Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC on or about August 14, 2009. Freddie Mac filed a proof of claim aggregating approximately $595 million against Colonial Bank on November 18, 2009. The proof of claim relates to monies that remain, or should remain, on deposit with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. These monies include, among other items, payoff funds, borrower payments of mortgage principal and interest, as well as taxes and insurance payments related to these loans. We continue to evaluate our other potential exposures to TBW and are working with the debtor in possession, the FDIC and other creditors to quantify these exposures. At this time, we are unable to estimate our total potential exposure related to TBW’s bankruptcy; however, the amount of additional losses related to such exposures could be significant.

Our loan loss reserves include estimates for collections from seller/servicers for amounts owed to us resulting from loan repurchase obligations. Our estimates of these collections are adjusted for probable losses related to our counterparty exposure to seller/servicers. In addition, we estimate that our total potential exposure to Indy Mac, Lehman, Washington Mutual and TBW as discussed above, before consideration of any payments received from them, was approximately $3.0 billion during 2009, based on the amount of losses we project to emerge over the life of the loans serviced by each counterparty. This estimate of total potential exposure represents the sum of separate estimates we made following the bankruptcy, acquisition or other significant event relating to each seller/servicer, as discussed above, and in many cases these estimates have not been updated as of December 31, 2009. These estimates of our potential exposure are higher than the estimates used in determining our loan loss reserves, since adjustments to loan loss reserves represent probable losses, not potential losses. Our estimate of probable losses may change over time, if the indicators of potential loss change. In determining our estimate of potential exposure with respect to the bankruptcy or other failure of a seller/servicer, we may also consider the value we could receive by transferring the mortgage servicing rights held by the seller/servicer, which would reduce the potential exposure.

In some cases, the ultimate amounts of recovery payments we received and may receive in the future from these seller/servicers will be significantly less than the amount of our estimated potential exposure to losses related to repurchase obligations. As of December 31, 2009, we had received approximately $650 million from these seller/servicers, all of which was associated with the IndyMac servicing transfer and the JPMorgan Chase agreement.

140	Freddie Mac

We are also exposed to the risk that if multifamily seller/servicers come under financial pressure due to the current stressful economic environment, they could be adversely affected, which could potentially cause degradation in the quality of service they provide or, in certain cases, reduce the likelihood that we could recover losses on loans covered by recourse agreements or other credit enhancements. Capmark Finance Inc., which serviced 17.1% of the multifamily loans on our consolidated balance sheet, filed for bankruptcy on October 25, 2009. On November 24, 2009, the U.S. Bankruptcy Court for the District of Delaware gave Capmark Financial Group Inc. (“Capmark”) approval to complete the sale of its North American servicing and mortgage banking businesses to Berkadia Commercial Mortgage LLC (Berkadia). The sale to Berkadia, a newly formed entity owned by Berkshire Hathaway Inc. and Leucadia National Corporation, was completed in December 2009. As of December 31, 2009, affiliates of Centerline Holding Company serviced 5.0% of the multifamily loans on our consolidated balance sheet. Centerline Holding Company announced that it was pursuing a restructuring plan with its debt holders due to adverse financial conditions. We continue to monitor the status of all our multifamily servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provide credit enhancement fails to fulfill its obligation, we could experience increased credit-related costs and a possible reduction in the fair values associated with our PCs or Structured Securities.

We attempt to manage this risk by establishing eligibility standards for mortgage insurers and by monitoring our exposure to individual mortgage insurers. Our monitoring includes performing regular analysis of the estimated financial capacity of mortgage insurers under different adverse economic conditions. In addition, state insurance authorities regulate mortgage insurers and we periodically meet with certain state authorities to review market concerns. We also monitor the mortgage insurers’ credit ratings, as provided by nationally recognized statistical rating organizations, and we periodically review the methods used by such organizations. Most of our mortgage insurers received significant rating downgrades during 2009. Mortgage insurer rescissions of mortgage insurance coverage are also on the rise. In evaluating the likelihood that an insurer will have the ability to pay our expected claims, we consider our own analysis of the insurer’s financial capacity, any downgrades in the insurer’s credit rating and various other factors.

Table 51 summarizes our exposure to mortgage insurers as of December 31, 2009. In the event that a mortgage insurer fails to perform, the outstanding coverage represents our maximum exposure to credit losses resulting from such failure.

Table 51 — Mortgage Insurance by Counterparty

			As of December 31, 2009
			Primary	Pool	Coverage
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B+	Watch Negative	$57.8	$40.9	$15.3
Radian Guaranty Inc.	B+	Negative	41.2	19.6	12.0
Genworth Mortgage Insurance Corporation	BBB-	Negative	37.9	1.1	9.6
PMI Mortgage Insurance Co.	B	Negative	30.4	3.4	7.6
United Guaranty Residential Insurance Co.	BBB	Negative	31.2	0.5	7.6
Republic Mortgage Insurance Company	BB+	Negative	25.8	3.3	6.4
Triad Guaranty Insurance Corp.(4)	NR	NR	12.3	4.2	3.1
CMG Mortgage Insurance Co.	BBB+	Watch Negative	2.7	0.1	0.7

Total			$239.3	$73.1	$62.3

(1)	Latest rating available as of February 11, 2010. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of unpaid principal balance at the end of the period for our single-family mortgage portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses of principal incurred under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	Beginning on June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

We received proceeds of $952 million and $596 million during 2009 and 2008, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. The balance of our outstanding mortgage insurance recovery claims rose from approximately $0.8 billion at December 31, 2008 to approximately $1.7 billion at December 31, 2009, as the volume of loss events, such as foreclosures, increased. Mortgage insurers continue to increase their frequency of claim review. Claim reviews by insurers delay the settlement and payment of our claims and, consequently, caused our accounts receivable balance from mortgage insurers to increase. Denials of our claims have increased. The balance of our outstanding accounts receivable, net of our reserves, from mortgage insurance claims was $1.0 billion and $678 million as of December 31, 2009 and 2008, respectively, and as of December 31, 2009 this included

141	Freddie Mac

less than $100 million associated with Triad. We include an estimate of our recoveries from mortgage insurers as part of our loan loss reserves. If our assessment of one or more of our mortgage insurer’s ability to fulfill its obligations to us worsens, it could result in a significant increase in our loan loss reserve estimate.

Based upon currently available information, we expect that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term except for claims obligations of Triad that have been deferred after June 1, 2009, under order of Triad’s state regulator. However, we believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could restrict the insurer’s ability to write new business, at least in certain states, and negatively impact our access to mortgage insurance for high LTV loans. In 2009, several mortgage insurers requested that we approve, as eligible insurers, new subsidiaries or affiliates to write new mortgage insurance business in any state where the insurers’ regulatory capital requirements were breached, and the regulator did not issue a waiver. On February 11, 2010, we approved such a request from MGIC. We are considering the remaining requests.

Bond Insurers

Our investments in non-Freddie Mac issued securities expose us to institutional credit risk to the extent that servicers, issuers, guarantors, or third parties providing credit enhancements become insolvent or do not perform. Our non-Freddie Mac issued securities include both agency and non-agency mortgage-related securities.

Agency mortgage-related securities, which are securities issued or guaranteed by Fannie Mae or Ginnie Mae, present minimal institutional credit risk due to the prevailing view that these securities have a level of credit quality at least equivalent to non-agency mortgage-related securities rated AAA (based on the S&P rating scale or an equivalent rating from other nationally recognized statistical rating organizations). See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for more information on institutional credit risk associated with our investments in securities, including information on higher risk components and the significant impairment charges we recorded during 2009 related to our investments in non-agency mortgage-related securities.

Most of our non-agency mortgage-related securities rely primarily on subordinated tranches to provide credit loss protection. Bond insurance, including primary and secondary policies, is an additional credit enhancement covering some of the non-agency securities held on our consolidated balance sheets. Primary policies are acquired by the issuing trust while secondary policies are acquired by us. Bond insurance exposes us to the risks related to the bond insurer’s ability to satisfy claims. As of December 31, 2009, we had insurance coverage, including secondary policies, on securities totaling $11.7 billion of unpaid principal balance. Table 52 presents the coverage amounts for all securities held on our consolidated balance sheet covered by bond insurance, including secondary coverage. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

Table 52 — Monoline Bond Insurance by Counterparty

			December 31, 2009
Counterparty Name	Credit Rating(1)	Credit Rating Outlook(1)	Coverage Outstanding(2)	Percent of Total(2)
			(dollars in billions)

Ambac Assurance Corporation	CC	Developing	$5.0	43%
Financial Guaranty Insurance Company (FGIC)(3)	NR	NR	2.3	20
MBIA Insurance Corp.	B-	Negative	1.7	14
Assured Guaranty Municipal Corp.(4)	AA-	Negative	1.4	12
National Public Finance Guarantee Corp. (NPFGC)	BBB+	Developing	1.2	10
Others(5)			0.1	1

Total			$11.7	100%

(1)	Latest ratings available as of February 11, 2010. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency securities.
(3)	In March 2009, FGIC issued its 2008 financial statements, which expressed substantial doubt concerning the ability to operate as a going concern. Consequently, in April 2009, S&P withdrew its ratings of FGIC and discontinued ratings coverage.
(4)	Assured Guaranty Municipal Corp. was formerly known as Financial Security Assurance (FSA).
(5)	Includes remaining exposure to Syncora Guarantee Inc., or SGI, after consideration of policy holder settlements in July 2009.

In accordance with our risk management policies, we actively monitor the financial strength of our bond insurers. In the event one or more of our bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our investments in these non-agency securities. We believe that some of our bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as they emerge.

On November 24, 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. We are currently assessing the impact of this development on FGIC’s obligations to us. During the second quarter of 2009, as part of a comprehensive restructuring,

142	Freddie Mac

SGI pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain bonds owned by us, in exchange for a one-time cash payment of $113 million.

We recognized other-than-temporary impairment losses during 2008 and 2009 related to investments in non-agency mortgage-related securities covered by bond insurance due to the probability of losses on the securities and our concerns about the claims paying abilities of certain bond insurers in the event of a loss. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-For-Sale Mortgage-Related Securities,” for additional information regarding impairment losses on securities covered by monoline bond insurers.

Table 53 shows our non-agency mortgage-related securities covered by primary monoline bond insurance at December 31, 2009 and December 31, 2008.

Table 53 — Non-Agency Mortgage-Related Securities Covered by Primary Monoline Bond Insurance at December 31, 2009 and December 31, 2008

	Ambac Assurance		Financial Guaranty		MBIA Insurance		Assured Guaranty
	Corporation		Insurance Company		Corp.		Municipal Corp.(5)		Other(1)		Total
	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross
	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized
	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)
	(in millions)

At December 31, 2009:

First lien subprime	$737	$(325)	$1,061	$(432)	$18	$(3)	$452	$(160)	$6	$—	$2,274	$(920)
Second lien subprime	—	—	280	(70)	—	—	—	—	—	—	280	(70)
Option ARM	163	(47)	—	—	—	—	166	(65)	—	—	329	(112)
Alt-A and other(4)	1,340	(657)	927	(430)	522	(265)	422	(136)	80	(38)	3,291	(1,526)
Manufactured housing	105	(24)	—	—	171	(30)	—	—	—	—	276	(54)
CMBS	2,206	(495)	—	—	—	—	—	—	1,196	(307)	3,402	(802)
Obligations of states and political subdivisions	459	(33)	38	(3)	247	(13)	390	(13)	17	(3)	1,151	(65)

Total	$5,010	$(1,581)	$2,306	$(935)	$958	$(311)	$1,430	$(374)	$1,299	$(348)	$11,003	$(3,549)

At December 31, 2008:

First lien subprime	$837	$(280)	$1,290	$(340)	$26	$(2)	$510	$(66)	$220	$(2)	$2,883	$(690)
Second lien subprime	52	(35)	362	(113)	15	—	—	—	72	—	501	(148)
Option ARM	179	(123)	—	—	—	—	187	(127)	367	(48)	733	(298)
Alt-A and other(4)	1,573	(980)	1,096	(123)	632	—	522	(272)	450	(30)	4,273	(1,405)
Manufactured housing	114	(63)	—	—	188	—	—	—	—	—	302	(63)
CMBS	2,219	(399)	—	—	1,167	(368)	—	—	30	(7)	3,416	(774)
Obligations of states and political subdivisions	467	(94)	38	(7)	354	(44)	397	(74)	17	(2)	1,273	(221)

Total	$5,441	$(1,974)	$2,786	$(583)	$2,382	$(414)	$1,616	$(539)	$1,156	$(89)	$13,381	$(3,599)

(1)	Represents monoline insurance provided by Syncora Guarantee Inc., Radian Group Inc. and CIFG Holdings Ltd. At December 31, 2009, includes certain exposures to bonds insured by NPFGC, formerly known as MBIA Insurance Corp. of Illinois, which is a subsidiary of MBIA Inc., the parent company of MBIA Insurance Corp. Amounts at December 31, 2008 are included under MBIA Insurance Corp.
(2)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers unpaid interest.
(3)	Represents the amount of gross unrealized losses at the respective reporting date on the securities with monoline insurance.
(4)	The majority of the Alt-A and other loans covered by monoline bond insurance are securities backed by home equity lines of credit.
(5)	Assured Guaranty Municipal Corp. was formerly known as Financial Security Assurance (FSA).

Cash and Other Investments Counterparties

We are exposed to institutional credit risk arising from the potential insolvency or non-performance of counterparties of investment-related agreements and cash equivalent transactions. These financial instruments are investment grade at the time of purchase and primarily short-term in nature, thereby substantially mitigating institutional credit risk for these instruments. To minimize counterparty risk of our on-balance-sheet assets, we access government programs and initiatives designed to support the economic environment in general and the credit and mortgage markets in particular. For example, we have adjusted our policies and exposure measurement methodology to reflect the FDIC’s added insurance coverage on principal and interest deposits up to $250,000 per borrower. We also manage significant cash flow for the securitization trusts that are created in connection with our issuance of PCs and Structured Securities. See “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” and “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for further information on these off-balance sheet transactions.

143	Freddie Mac

Table 54 summarizes our counterparty credit exposure for cash equivalents, federal funds sold and securities purchased under agreements to resell that are presented both on our consolidated balance sheets as well as those off-balance sheet that we have entered on behalf of these securitization trusts.

Table 54 — Counterparty Credit Exposure — Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell(1)

	December 31, 2009
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5)
A-1+	22	$30,153	3
A-1	27	9,439	54
Federal funds sold and securities purchased under agreements to resell
A-1	1	7,000	25

Subtotal	50	46,592	17

Off-balance sheet exposure:(6)
Cash equivalents(7)
A-1+	7	6,775	1
Federal funds sold and securities purchased under agreements to resell
A-1	1	7,500	26

Subtotal	8	14,275	14

Total	58	$60,867	16

	December 31, 2008
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5)
A-1+	43	$28,396	2
A-1	15	4,328	7
Federal funds sold and securities purchased under agreements to resell
A-1+	2	2,250	2
A-1	2	7,900	2

Subtotal	62	42,874	2

Off-balance sheet exposure:(6)
Cash equivalents(7)
A-1+	7	3,700	1
Federal funds sold and securities purchased under agreements to resell
A-1+	1	1,500	2
A-1	1	1,500	2

Subtotal	9	6,700	1

Total	71	$49,574	2

(1)	Excludes restricted cash balances as well as cash deposited with the Federal Reserve and other federally chartered institutions.
(2)	Represents the lower of S&P and Moody’s short-term credit ratings as of each period end; however, in this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(3)	Based on legal entities. Affiliated legal entities are reported separately.
(4)	Represents the par value or outstanding principal balance.
(5)	Consists of highly liquid securities that have an original maturity of three months or less. Excludes $25.1 billion and $10.3 billion of cash deposited with the Federal Reserve as of December 31, 2009 and 2008, respectively, and a $2.3 billion demand deposit with a custodial bank having an S&P rating of A-1+ as of December 31, 2008.
(6)	Represents the non-mortgage assets managed by us, excluding cash held at the Federal Reserve, on behalf of securitization trusts created for administration of remittances for our PCs and Structured Securities.
(7)	Consists of highly liquid investments that have an original maturity of three months or less. Excludes $8.2 billion and $4.9 billion of cash deposited with the Federal Reserve as of December 31, 2009 and 2008, respectively.

Derivative Counterparties

We are exposed to institutional credit risk arising from the possibility that a derivative counterparty will not be able to meet its contractual obligations. We are an active user of exchange-traded products, such as Treasury and Eurodollar Futures, to reduce our overall exposure to derivative counterparties. Exchange-traded derivatives do not measurably increase our institutional credit risk because changes in the value of open exchange-traded contracts are settled daily through a financial clearinghouse established by each exchange. OTC derivatives, however, expose us to institutional credit risk because transactions are executed and settled directly between us and the counterparty. When our net position with an OTC

144	Freddie Mac

counterparty subject to a master netting agreement has a market value above zero at a given date (i.e., it is an asset reported as derivative assets, net on our consolidated balance sheets), then the counterparty could potentially be obligated to deliver cash, securities or a combination of both having that market value necessary to satisfy its obligation to us under the derivative.

We seek to manage our exposure to institutional credit risk related to our OTC derivative counterparties using several tools, including:

•	review of external rating analyses;

•	strict standards for approving new derivative counterparties;

•	ongoing monitoring of our positions with each counterparty;

•	managing diversification mix among counterparties;

•	master netting agreements and collateral agreements; and

•	stress-testing to evaluate potential exposure under possible adverse market scenarios.

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur.

All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market, despite the large number of counterparties that have credit ratings below AA–. Our OTC derivative counterparties that have credit ratings below AA– are subject to a collateral posting threshold of $1 million or less. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties increased in recent periods due to industry consolidation and the failure of certain counterparties, and could further increase. Table 55 summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

145	Freddie Mac

Table 55 — Derivative Counterparty Credit Exposure

	December 31, 2009
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold
		(dollars in millions)

AA+	1	$1,150	$—	$—	6.4	$—
AA	3	61,058	—	—	7.3	$10 million or less
AA–	4	265,157	2,642	78	6.4	$10 million or less
A+	7	440,749	61	31	6.0	$1 million or less
A	4	241,779	511	19	4.6	$1 million or less

Subtotal(6)	19	1,009,893	3,214	128	5.9
Other derivatives(7)		199,018	—	—
Forward purchase and sale commitments		13,872	81	81
Swap guarantee derivatives		3,521	—	—

Total derivatives		$1,226,304	$3,295	$209

	December 31, 2008
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold
		(dollars in millions)

AAA	1	$1,150	$—	$—	7.4	Mutually agreed upon
AA+	1	27,333	—	—	5.2	$10 million or less
AA	2	16,987	500	—	3.1	$10 million or less
AA−	5	342,635	1,457	4	7.0	$10 million or less
A+	8	355,534	912	162	5.7	$1 million or less
A	4	296,039	1,179	15	4.5	$1 million or less

Subtotal(6)	21	1,039,678	4,048	181	5.7
Other derivatives(7)		175,788	—	—
Forward purchase and sale commitments		108,273	537	537
Swap guarantee derivatives		3,281	—	—

Total derivatives		$1,327,020	$4,585	$718

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less cash collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(6)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps and purchased interest-rate caps.
(7)	Consists primarily of exchange-traded contracts, certain written options and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign-currency exchange rates and the amount of derivatives held. Our uncollateralized exposure to counterparties for these derivatives, or our maximum loss for accounting purposes, after applying netting agreements and collateral, decreased to $128 million at December 31, 2009 from $181 million at December 31, 2008. Four of our derivative counterparties each accounted for greater than 10% and collectively accounted for 92% of our net uncollateralized exposure, excluding commitments, at December 31, 2009. These counterparties were JP Morgan Chase Bank, Royal Bank of Canada, Royal Bank of Scotland and Merrill Lynch Capital Services, Inc., all of which were rated A or higher at February 11, 2010.

As indicated in Table 55, approximately 96% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps and purchased interest rate caps was collateralized at December 31, 2009. The uncollateralized exposure to non-AAA-rated counterparties was primarily due to exposure amounts below the applicable counterparty collateral posting threshold, as well as market movements during the time period between when a derivative was marked to fair value and the date we received the related collateral. Collateral is typically transferred within one business day based on the values of the related derivatives.

146	Freddie Mac

In the event of counterparty default, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps, option-based derivatives, foreign-currency swaps and purchased interest rate caps will increase under certain adverse market conditions by performing daily market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming certain changes in the level and implied volatility of interest rates and certain changes in foreign-currency exchange rates over a brief time period.

As indicated in Table 55, the total exposure on our OTC forward purchase and sale commitments was $81 million and $537 million at December 31, 2009 and 2008, respectively. These are treated as derivatives and are uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards. At December 31, 2009, we had purchase and sale commitments related to our mortgage-related investment portfolio, the majority of which settled in January 2010.

Document Custodians

We use third-party document custodians to provide loan document certification and custody services for some of the loans that we purchase and securitize. In many cases, our seller/servicer customers or their affiliates also serve as document custodians for us. Our ownership rights to the mortgage loans that we own or that back our PCs and Structured Securities could be challenged if a seller/servicer intentionally or negligently pledges or sells the loans that we purchased or fails to obtain a release of prior liens on the loans that we purchased, which could result in financial losses to us. When a seller/servicer or one of its affiliates acts as a document custodian for us, the risk that our ownership interest in the loans may be adversely affected is increased, particularly in the event the seller/servicer were to become insolvent. We seek to mitigate these risks through legal and contractual arrangements with these custodians that identify our ownership interest, as well as by establishing qualifying standards for document custodians and requiring transfer of the documents to our possession or to an independent third-party document custodian if we have concerns about the solvency or competency of the document custodian.

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

Our single-family underwriting process evaluates mortgage loans using several critical risk characteristics, including the borrower’s credit score, original LTV ratio and occupancy type. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Affordable Housing Goals” for a discussion of factors that may cause us to purchase loans that do not meet our normal standards.

We have been significantly adversely affected by deteriorating conditions in the single-family housing and mortgage markets during 2008 and 2009. In recent years, particularly 2005 to 2007, financial institutions significantly increased mortgage lending and securitization of certain higher risk mortgage loans, such as subprime, option ARM, interest-only and Alt-A, and these loans comprised a much larger proportion of origination and securitization issuance volumes during 2006 and 2007, as compared to prior or subsequent years. During this time, we increased our participation in the market for these products through our purchases of non-agency mortgage-related securities, and, to a lesser extent, through our guarantee activities. Our expanded participation in these products was driven by a combination of competing objectives and pressures, including meeting our affordable housing goals, competition, the desire to maintain or increase market share, and generating returns for investors. The mortgage market changed significantly since 2007. Financial institutions tightened their underwriting standards, which has significantly reduced the amount of subprime, option ARM, interest-only and Alt-A loans being originated. During 2008 and 2009, the market for issuances of non-agency mortgage-related securities has been nearly non-existent, as many institutions ceased their activities in the residential mortgage finance business.

We believe the credit quality of the single-family loans we acquired in 2009 improved, as compared to loans acquired in recent years, as measured by original LTV ratios and FICO scores. We believe this improvement was the result of: (i) changes in underwriting guidelines we implemented during 2008 and into 2009; (ii) an increase in the relative amount of

147	Freddie Mac

refinance mortgages we acquired in 2009; (iii) more of the loans originated in 2009 that had higher risk characteristics were insured by FHA and securitized through Ginnie Mae; and (iv) changes in mortgage insurers’ underwriting practices.

The table below illustrates the size of mortgage origination and securitization activities during the past three years relative to our own market participation.

Table 56 — Mortgage Market Share Comparison

	2009		2008	2007
	(in billions)

Market Data — all market participants:
Total single-family mortgage originations(1)		$1,815	$1,500	$2,430

Non-agency mortgage-related security issuance:(2)
Backed by subprime mortgage loans(3)	$	< 1	$2	$219
Backed by other mortgage loans(4)		5	9	430

Total		$6	$11	$649

Freddie Mac Data:
Purchases for our total mortgage portfolio:
Single-family mortgage loans(5)		$475	$358	$466

Non-agency mortgage-related securities(6)		$—	$2	$74

(1)	Source: Inside Mortgage Finance estimates of originations of single-family first- and second liens dated January 29, 2010.
(2)	Source: Inside Mortgage Finance estimates. Based on unpaid principal balance of securities issued.
(3)	Consists of loans categorized as subprime based solely on the credit score of the borrower at the time of origination.
(4)	Includes securities backed by loans with original loan amounts above the conforming loan limits as well as Alt-A loans, and home equity second liens.
(5)	Consists of our purchases of mortgage loans for investment as well as those loans that back our PCs and Structured Securities. See “OUR PORTFOLIOS — Table 78 — Total Mortgage Portfolio Activity” for further information.
(6)	Excludes our purchases of securities used for issuance of guarantees in our Structured Transactions and includes our purchases of CMBS and mortgage revenue bonds.

As shown above, single-family mortgage loan purchases for our total mortgage portfolio comprised approximately 26%, 24% and 19% of total mortgage originations during 2009, 2008 and 2007, respectively. The trend of increasing market share reflects the fact that GSE-conforming mortgage loan originations were a larger percentage of total originations during 2009 and 2008 due to the tightening of underwriting for mortgage credit by financial institutions, including mortgage insurers, and the fact that most non-agency institutions sharply curtailed their securitization activities. As shown above, our purchases of non-agency mortgage-related securities represented approximately 11% of the total issuance of these securities during 2007 and there have not been significant amounts of new issuance of these securities in 2008 or 2009.

The deterioration in mortgage performance varied considerably across different product types, particularly with respect to loans originated in 2006 and 2007. In addition, during 2008 and 2009, deteriorating macroeconomic conditions adversely affected the performance of all vintages and types of mortgage loans, including prime loans. These conditions included pressures on household wealth caused by falling home values, rising rates of unemployment and other impacts of the economic recession that began in early 2008. Certain of these macroeconomic conditions, such as unemployment, have continued to worsen throughout 2009. Although prior to 2008 we increased our participation in the market for newer and higher risk mortgage products, we believe our single-family mortgage portfolio has been generally subject to more consistent underwriting standards than those of other market participants and thus, our portfolio has performed better relative to most such participants. However, as discussed in “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities,” we are exposed to the performance of these other participants and segments through our investments in non-agency mortgage-related securities. The table below shows the credit performance of our single-family mortgage portfolio for the last several quarters as compared to certain industry averages.

148	Freddie Mac

Table 57 — Single-Family Mortgage Credit Performance Comparison

	As of
	12/31/2009	09/30/2009	06/30/2009	03/31/2009	12/31/2008

Delinquency rate:
Freddie Mac’s single-family mortgage portfolio(1)	3.87%	3.33%	2.78%	2.29%	1.72%
Industry — prime loans(2)	7.01	6.26	5.44	4.70	3.74
Industry — subprime loans(2)	30.56	28.68	26.52	24.88	23.11

	For the Three Months Ended
	12/31/2009	09/30/2009	06/30/2009	03/31/2009	12/31/2008

Foreclosures starts ratio:(3)
Freddie Mac’s single-family mortgage portfolio(1)	0.57%	0.59%	0.62%	0.61%	0.41%
Industry — prime loans(2)	0.86	1.14	1.01	0.94	0.68
Industry — subprime loans(2)	3.66	3.76	4.13	4.65	3.96

(1)	Based on the number of loans 90 days or more past due, as well as those in the process of foreclosure. Our temporary suspensions of foreclosure sales on occupied homes beginning in the fourth quarter of 2008 and our participation in the MHA Program, resulted in more loans remaining delinquent and lower foreclosures than without this suspension. See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information on the delinquency rates of our single-family mortgage portfolio and our temporary suspension of foreclosure transfers.
(2)	Source: Mortgage Bankers Association’s National Delinquency Survey representing the total of first lien single-family loans in the survey categorized as prime or subprime, respectively. Excludes FHA and VA loans.
(3)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter. Excludes Structured Transactions and mortgages covered under long-term standby commitment agreements.

Single-Family Underwriting Requirements and Quality Control Standards

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards and, except to the extent we waive or modify these standards, the seller/servicers represent and warrant to us that the mortgages sold to us meet these requirements. In selected cases, underwriting standards are tailored under contracts with individual customers. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage or make us whole in the event of a default. In 2009, we expanded our review of the underwriting of loans that we own or guarantee that default in order to assess the sellers’ compliance with the representations and warranties under our purchase contracts. We provide originators with written standards and/or automated underwriting software to assist them in comparing loans to our standards. We use other quantitative credit risk management tools that are designed to evaluate single-family mortgages and monitor the related mortgage credit risk for loans we may purchase. These statistically based risk assessment tools increase our ability to distinguish among single-family loans based on their expected risk, return and importance to our mission. The percentage of our single-family mortgage purchase volume evaluated by loan originators using Loan Prospector, our automated underwriting software tool, prior to being purchased by us was 45%, 42% and 41% during 2009, 2008 and 2007, respectively. A significant portion of the mortgages we purchase are underwritten by our seller/servicers using alternative automated underwriting systems or agreed-upon underwriting standards that differ from our system or guidelines, which has increased our credit risk.

In response to the changes in the residential mortgage market during the last several years, we made several changes to our underwriting requirements in 2008, and many of these took effect in early 2009, or as our customers’ contracts permitted. While some of these changes will not apply to mortgages purchased under the refinancing initiative of the MHA Program, we believe that they improved the credit profile of many of the mortgages we purchased in 2009 and that they will continue to positively affect our purchases going forward. These changes include reducing purchases of mortgages with LTV ratios over 95%, and limiting combinations of higher risk characteristics in loans we purchase, including those with reduced documentation. There was a shift in the composition of our new mortgage purchases during 2008 and 2009 to a greater proportion of fixed-rate mortgages with relatively higher average FICO scores and lower original LTV ratios, and a reduction in our purchases of interest-only and Alt-A mortgage loans.

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by one of the following: (a) mortgage insurance for mortgage amounts above the 80% threshold; (b) a seller’s agreement to repurchase or replace any mortgage upon default; or (c) retention by the seller of at least a 10% participation interest in the mortgage. In addition, we employ other types of credit enhancements to manage credit risk, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures. In conjunction with the announcement of the MHA Program, FHFA has determined that consistent with our charter, until June 2010, we may purchase mortgages that refinance borrowers whose mortgages we currently own or guarantee, without obtaining additional credit enhancement in excess of that already in place for that loan.

In April 2009, we began purchasing mortgages originated pursuant to the refinancing initiative under the MHA Program. We may continue to purchase and guarantee a significant amount of these loans during 2010. The Freddie Mac Relief Refinance Mortgagesm is our implementation of this program for our loans. These mortgages allow for refinancing of

149	Freddie Mac

existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the unpaid principal balance of the mortgage in excess of 80% of the value of the property for certain of these loans. We allow refinancing with this product for loans up to a maximum LTV ratio of 125%. Although we discontinued purchases of new mortgage loans with lower documentation standards for asset and income, beginning March 1, 2009 (or as our customers’ contracts permit), we have continued to purchase certain amounts of such mortgages, primarily in cases where the loan qualifies as a Freddie Mac Relief Refinance Mortgagesm and the pre-existing mortgage was originated under less than full documentation standards. In the event that Freddie Mac purchases a Freddie Mac Relief Refinance Mortgage that had been previously identified as Alt-A, these loans may no longer be categorized as Alt-A mortgages presented in our ongoing reports.

Our charter establishes other requirements for and limitations on the single-family mortgage loans we may purchase, including an upper limitation, called the “conforming loan limit,” on the original principal balance of the mortgage loans we purchase. For more information, see “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Loan and Security Purchases.”

We also vary our guarantee and delivery fee pricing relative to different mortgage products and mortgage or borrower underwriting characteristics. We implemented several increases in delivery fees that were effective in 2009 applicable to mortgages with certain higher risk loan characteristics. Although we implemented limited increases in delivery fees during 2009, we experienced competitive pressure on our contractual management and guarantee fees, which reduced our ability to increase those fees as customers renewed their contracts.

In July 2008, the Federal Reserve published a final rule amending Regulation Z (which implements the Truth in Lending Act). According to the Federal Reserve, one of the goals of the amendments is to protect consumers in the mortgage market from unfair, abusive, or deceptive lending and servicing practices while preserving responsible lending and sustainable home ownership. The final rule applies four protections to a newly defined category of higher-priced mortgage loans, or HPMLs, secured by a consumer’s principal dwelling, including a prohibition on lending based on the collateral without regard to consumers’ ability to repay their obligations from income, or from other sources besides the collateral. Most of the provisions of the final rule became effective on October 1, 2009. As a result of changes to our underwriting requirements, our loan purchases in 2009 have not included significant amounts of lower documentation loans and HPMLs. In July 2009, we issued guidelines to our seller/servicers regarding our purchase criteria for HPMLs, which became effective October 1, 2009. Although Regulation Z permits prepayment penalties for HPMLs under certain conditions, we will not purchase HPMLs subject to any prepayment penalty. Likewise, although Regulation Z permits the origination of HPMLs which adjust or reset during the first seven years after origination subject to specified underwriting criteria, we will not purchase HPMLs that are subject to any interest or payment adjustment or reset during the first seven years.

Single-Family Mortgage Portfolio Diversification and Characteristics

Portfolio diversification is an important aspect of our strategy to manage mortgage credit risk. We continually monitor a variety of mortgage loan characteristics that may affect the default experience on our overall mortgage portfolio, such as product mix, LTV ratios and geographic concentrations.

We vary our guarantee and delivery fee pricing relative to different mortgage products and mortgage or borrower underwriting characteristics. Our underwriting process evaluates mortgage loans using several critical risk characteristics, such as credit score, LTV ratio and occupancy type. Table 58 provides characteristics of our single-family new business purchases in 2009, 2008 and 2007, and of our single-family mortgage portfolio at December 31, 2009, 2008 and 2007.

150	Freddie Mac

Table 58 — Characteristics of the Single-Family Mortgage Portfolio(1)

	Purchases During
	the Year Ended			Portfolio at
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
Original LTV Ratio Range(2)

60% and below	33%	24%	18%	23%	22%	22%
Above 60% to 70%	17	16	14	16	16	16
Above 70% to 80%	39	40	49	45	46	47
Above 80% to 90%	7	11	8	8	8	8
Above 90% to 100%	4	9	11	8	8	7
Above 100%	—	—	—	—	—	—

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	67%	71%	74%	71%	72%	71%

Estimated Current LTV Ratio Range(3)

60% and below				28%	32%	41%
Above 60% to 70%				12	13	15
Above 70% to 80%				16	16	19
Above 80% to 90%				16	16	15
Above 90% to 100%				10	10	7
Above 100% to 110%				6	5	3
Above 110%				12	8	N/A

Total				100%	100%	100%

Weighted average estimated current LTV ratio				77%	72%	63%

Credit Score(4)

740 and above	72%	53%	42%	50%	46%	45%
700 to 739	18	22	22	22	23	23
660 to 699	7	15	19	16	17	18
620 to 659	2	7	11	8	9	9
Less than 620	1	3	6	3	4	4
Not available	—	—	—	1	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score	756	734	718	730	725	723

Loan Purpose

Purchase	20%	41%	47%	35%	40%	40%
Cash-out refinance	26	31	32	30	30	30
Other refinance(5)	54	28	21	35	30	30

Total	100%	100%	100%	100%	100%	100%

Property Type

1 unit	99%	97%	97%	97%	97%	97%
2-4 units	1	3	3	3	3	3

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	93%	89%	89%	91%	91%	91%
Second/vacation home	5	6	5	5	5	5
Investment	2	5	6	4	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the unpaid principal balance of the single-family mortgage portfolio excluding Structured Securities backed by Ginnie Mae certificates, other guarantees of HFA bonds and certain Structured Transactions. Structured Transactions with ending balances of $2 billion, $2 billion and $6 billion at December 31, 2009, 2008 and 2007, respectively, and Structured Transactions backed by HFA bonds of $3.9 billion, $— billion and $— billion at December 31, 2009, 2008 and 2007, respectively, are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data is not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation. Including secondary financing at origination, the total original LTV ratios above 90% were approximately 13% and 14% at December 31, 2009 and 2008, respectively.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchases we made during 2009 and includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties. Estimated current LTV ratio for above 110% category is not available at December 31, 2007.
(4)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(5)	Other refinance transactions, include refinance mortgages with “no cash-out” to the borrower, and also include refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

151	Freddie Mac

Loan-to-Value Ratios

An important safeguard against credit losses on mortgage loans in our single-family mortgage portfolio is provided by the borrowers’ equity in the underlying properties. As discussed above in “Single-Family Underwriting and Quality Control Standards,” our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. In addition, we employ other types of credit enhancements, including pool insurance, indemnification agreements, collateral pledged by lenders and subordinated security structures.

As shown in the table above, the percentage of our single-family mortgage portfolio, based on unpaid principal balance with estimated current LTV ratios greater than 100% was 18% and 13% at December 31, 2009 and 2008, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers, regardless of the borrower’s financial condition. The delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 14.80% and 8.08% as of December 31, 2009 and 2008, respectively. In addition, as of December 31, 2009 and 2008, for the loans in our single-family mortgage portfolio with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 719 and 714, respectively.

Credit Score

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record and can be used to assess the likelihood of a borrower’s ability to repay future obligations as expected. FICO scores are the most commonly used credit scores today. FICO scores are ranked on a scale of approximately 300 to 850 points. Statistically, consumers with higher credit scores are more likely to repay their debts as expected than those with lower scores.

Loan Purpose

Mortgage loan purpose indicates how the borrower intends to use the funds from a mortgage loan. In a purchase transaction, the funds are used to acquire a property. In a cash-out refinance transaction, in addition to paying off existing mortgage liens, the borrower obtains additional funds that may be used for other purposes, including paying off subordinate mortgage liens and providing unrestricted cash proceeds to the borrower. In other refinance transactions, the funds are used to pay off existing mortgage liens and may be used in limited amounts for certain specified purposes; such refinances are generally referred to as “no cash-out” or “rate and term” refinances. The percentage of purchase mortgages in our single-family portfolio acquisition volume declined in each of the last three years. Due to current economic conditions and the prevalence of modification programs, we expect this trend will continue. Historically, cash-out refinancings have a higher risk of default than mortgages originated in no cash-out or rate and term refinance transactions.

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

Geographic Concentration

Local economic conditions can affect borrowers’ ability to repay loans and the value of the collateral underlying the loans. Geographic dispersion provides diversification. Because our business involves purchasing mortgages from every geographic region in the U.S., we maintain a geographically diverse single-family mortgage portfolio. While our single-family mortgage portfolio’s geographic distribution was relatively stable from 2007 to 2009 and remains broadly diversified across these regions, we were negatively impacted by overall home price declines in each region during the past few years. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for more information concerning the distribution of our single-family mortgage portfolio by geographic region.

Single-Family Mortgage Product Types

Product mix affects the credit risk profile of our total mortgage portfolio. In general, 15-year amortizing fixed-rate mortgages exhibit the lowest default rate among the types of mortgage loans we securitize and purchase, due to the accelerated rate of principal amortization on these mortgages and the credit profiles of borrowers who seek and qualify for them. In a rising interest rate environment, balloon/reset and ARM borrowers typically default at a higher rate than fixed-rate borrowers. However, during the last two years, when interest rates have generally declined, our delinquency and default rates

152	Freddie Mac

on adjustable-rate and balloon/reset mortgage loans on a relative basis, have been as high as, or higher than, fixed-rate loans since these borrowers are also susceptible to declining housing and economic conditions and/or had other higher risk characteristics.

The primary mortgage products within our single-family mortgage portfolio are conventional first lien, fixed-rate mortgage loans. From 2004 to 2008, there was a rapid proliferation of mortgage product types designed to address a variety of borrower and lender needs, including many variable, or adjustable, rate mortgage products and many with reduced income and assets documentation requirements. While features of these products had been on the market for some time, their prevalence in the market and in our total mortgage portfolio increased in 2006 and 2007, though it has decreased since that time. Despite an increase in adjustable-rate and optional payment mortgages in the origination market during that period, our total mortgage portfolio remained predominately single-family long-term fixed-rate products.

While we classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-K, there is no universally accepted definition of subprime or Alt-A, and our classifications of such loans may differ from those used by other companies. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family mortgage portfolio. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, LTV ratio, type of mortgage product and occupancy type. For information on our exposure to option ARM and adjustable-rate loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Interest-Only Loans

Our single-family mortgage portfolio contained interest-only loans totaling $129.9 billion and $160.6 billion in unpaid principal balance as of December 31, 2009 and 2008, respectively. We purchased $0.8 billion and $23.1 billion of these loans during 2009 and 2008, respectively. These loans have an initial period during which the borrower pays interest-only and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. These types of loans have experienced higher delinquency rates than other mortgage products. The average FICO score at origination associated with interest-only loans in our single-family mortgage portfolio was 720 at both December 31, 2009 and 2008.

Option ARM Loans

Originations of option ARM loans in the market declined substantially since 2007. We did not purchase option ARM mortgage loans in our single-family mortgage portfolio during 2009. At December 31, 2009, option ARM loans represented approximately 1% of the unpaid principal balance of our single-family mortgage portfolio. These types of loans have experienced significantly higher delinquency rates than other mortgage products since most of them have initial periods during which the payment options are in place until a specified date on which the terms are recast. The amount of negative amortization recorded for option ARM loans during 2009 and 2008 was $5.6 million and $141.9 million, respectively.

Adjustable-Rate Mortgage Loans

Table 59 presents information for single-family mortgage loans both on our consolidated balance sheet as well as those underlying our PCs and Structured Securities, excluding Structured Transactions, at December 31, 2009 that contain adjustable payment terms. The reported balances in the table are aggregated by adjustable-rate loan product type and categorized by year of the next scheduled contractual reset date. At December 31, 2009, approximately 50% of the adjustable-rate single-family mortgage loans underlying our PCs and Structured Securities have interest rates that are scheduled to reset in 2010 or 2011. The timing of the actual reset dates may differ from those presented due to a number of factors, including refinancing or exercising of other provisions within the terms of the mortgage.

Table 59 — Single-Family Scheduled Adjustable-Rate Resets by Year at December 31, 2009(1)

	2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)

ARMs/amortizing	$29,004	$11,030	$5,472	$5,655	$3,940	$5,891	$60,992
ARMs/interest-only(2)	16,825	21,385	23,579	14,668	6,846	15,138	98,441
Balloon/resets	3,048	1,577	500	129	12	—	5,266

Adjustable-rate loans(3)/balloons	$48,877	$33,992	$29,551	$20,452	$10,798	$21,029	$164,699

(1)	Based on the unpaid principal balances of mortgage products that contain adjustable-rate interest provisions. These reported balances are based on the unpaid principal balance of the underlying mortgage loans and do not reflect the publicly-available security balances we use to report the composition of our PCs and Structured Securities. Excludes mortgage loans underlying Structured Transactions since the adjustable-rate reset information was not available for these loans.
(2)	Reflects the principal balance of interest-only loans that reset and begin amortization of principal in each of the years shown.
(3)	Represents the portion of the unpaid principal balances that are scheduled to reset during the period specified above.

153	Freddie Mac

Other Categories of Single-Family Mortgage Loans

Subprime Loans

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards, such as limited or no documentation of a borrower’s income. The subprime market is intended to help certain borrowers by broadening the availability of mortgage credit. While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Loans in the Single-Family Mortgage Portfolio” for further information). In addition, we estimate that approximately $4.5 billion and $5.1 billion of security collateral underlying our Structured Transactions at December 31, 2009 and 2008, respectively, were classified as subprime, based on our determination that they are also higher risk loan types.

We generally categorize our investments in non-agency mortgage-related securities as subprime if they were labeled as subprime when we purchased them. At December 31, 2009 and 2008, we held $61.6 billion and $74.9 billion, respectively, in unpaid principal balances of non-agency mortgage-related securities backed by subprime loans. These securities include a credit enhancement, particularly through subordination, and 18% and 58% of these securities were investment grade at December 31, 2009 and 2008, respectively. During 2008 and 2009 these securities experienced significant and rapid credit deterioration. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Alt-A Loans

Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or alternative documentation requirements relative to a full documentation mortgage loan, or both. Although there is no universally accepted definition of Alt-A, industry participants have used this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the underwriting documentation requirements of the borrower or allow alternative documentation.

We principally acquired single-family mortgage loans originated as Alt-A from our traditional lenders that largely specialize in originating prime mortgage loans. These lenders typically originate Alt-A loans as a complementary product offering and generally follow an origination path similar to that used for their prime origination process. In determining our Alt-A exposure on loans underlying our single-family mortgage portfolio, we classified mortgage loans as Alt-A if the lender that delivered them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. There are circumstances where loans with reduced documentation are not classified as Alt-A because the loans were part of a refinancing of a pre-existing full documentation loan that we already guaranteed or the loans fall within various programs which we believe support not classifying the loans as Alt-A.

We estimate that approximately $144 billion, or 8%, and $183 billion, or 10%, of the loans underlying our single-family PCs and Structured Securities at December 31, 2009 and 2008, respectively, were classified as Alt-A mortgage loans. In addition, we estimate that approximately $4 billion, or 8%, and $2 billion, or 6%, of our investments in single-family mortgage loans on our consolidated balance sheets were classified as Alt-A at December 31, 2009 and 2008, respectively. For all of these Alt-A loans combined, the average credit score was 721, and the estimated current average LTV ratio, based on our first-lien exposure, was 94%. The delinquency rate for these Alt-A loans was 12.25% and 5.61% at December 31, 2009 and 2008, respectively. We implemented several changes in our underwriting and eligibility criteria in 2008 and 2009 to reduce our acquisition of certain higher risk loan products, including Alt-A loans. As a result, our purchases of single-family Alt-A mortgage loans for our total mortgage portfolio totaled $0.5 billion in 2009 as compared to $26 billion in 2008. Although we discontinued purchases of new mortgage loans with lower documentation standards for assets and income, beginning March 1, 2009 (or as our customers’ contracts permit), we have continued to purchase certain amounts of such mortgages, primarily in cases where the loan qualifies as a Freddie Mac Relief Refinance Mortgagesm and the pre-existing mortgage was originated under less than full documentation standards.

We also invest in non-agency mortgage-related securities backed by single-family Alt-A loans. At December 31, 2009 and 2008, we held investments of $21.4 billion and $25.1 billion, respectively, of non-agency mortgage-related securities

154	Freddie Mac

backed by Alt-A and other mortgage loans and 31% and 79%, respectively, of these securities were investment grade. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Higher Risk Loans in the Single-Family Mortgage Portfolio

Although we generally do not categorize loans in our single-family mortgage portfolio as prime or subprime, there are loan categories we recognize as having higher risk characteristics. Table 60 presents information about certain categories of single-family mortgage loans within our single-family mortgage portfolio that we believe have certain higher risk characteristics. These loans include categories based on product type and loan categories based on the borrower characteristics present at origination. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%).

Table 60 — Credit Performance of Certain Higher Risk(1) Categories in the Single-Family Mortgage Portfolio

	As of December 31, 2009
	Unpaid
	Principal	Estimated	Percentage	Delinquency
	Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$413.3	97%	2.7%	10.8%
Categories (individual characteristics):
Alt-A	147.9	94%	2.2%	12.3%
Interest-only loans	129.9	106%	0.2%	17.6%
Option ARM loans(5)	10.8	111%	N/A	17.9%
Underwriting characteristics:
Original LTV ratio greater than 90%(6)	144.4	104%	3.0%	9.1%
Lower original FICO scores (less than 620)(6)	67.7	87%	6.0%	14.9%

	As of December 31, 2008
	Unpaid
	Principal	Estimated	Percentage	Delinquency
	Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$473.6	88%	1.3%	5.0%
Categories (individual characteristics):
Alt-A	184.9	85%	0.7%	5.6%
Interest-only loans	160.6	95%	0.1%	7.6%
Option ARM loans(5)	12.2	103%	N/A	8.7%
Underwriting characteristics:
Original LTV ratio greater than 90%(6)	146.6	97%	1.7%	4.8%
Lower original FICO scores (less than 620)(6)	74.2	80%	3.3%	7.8%

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of default than those with an individual characteristic. Includes single-family loans held on our consolidated balance sheets as well as those underlying our issued PCs, Structured Securities and other mortgage-related financial guarantees. Prior year amounts have been revised to conform with current year presentation.
(2)	Based on our first lien exposure on the property and excludes secondary financing by third parties, if applicable. For refinancing mortgages, the original LTV ratios are based on third-party appraisals used in loan origination, whereas new purchase mortgages are based on the property sales price.
(3)	Represents the percentage of loans based on loan count in our single-family mortgage portfolio that have been modified under agreement with the borrower, including those with no changes in the interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying our Structured Transactions for which we do not have servicing rights nor available data.
(4)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported delinquency rates.
(5)	Option ARM loans in our single-family mortgage portfolio back certain Structured Transactions and Structured Securities for which we do not retain the servicing rights and the loan modification data is not currently available to us.
(6)	See endnotes (2) and (4) to “Table 58 — Characteristics of the Single-Family Mortgage Portfolio” for information on our calculation of original LTV ratios and our use of FICO scores, respectively.

Loans with one or more of the above attributes comprised approximately 22% and 26% of our single-family mortgage portfolio as of December 31, 2009 and 2008, respectively. The total of loans in our single-family mortgage portfolio with one or more of these characteristics declined approximately 13%, from $473.6 billion as of December 31, 2008 to $413.3 billion as of December 31, 2009, and was principally due to liquidations resulting from repayments, payoffs, refinancing activity and other principal curtailments as well as those resulting from foreclosure events. However, the delinquency rates associated with these loans increased from 5.0% as of December 31, 2008 to 10.8% as of December 31, 2009.

Certain combinations of loan characteristics often can also indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency and default. However, our participation in these categories contributes to our performance under our affordable housing goals. Certain mortgage product types, such as interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same

155	Freddie Mac

products without these characteristics. In addition, in years prior to 2006, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on first lien mortgages. A borrower who obtains a second lien mortgage, either at the time of origination or subsequently, is more susceptible to declines in home prices, which would reduce the equity in their home to a lower level than if there were no second lien. We obtain second lien information on loans we purchase only if the second lien mortgage was obtained at the time of origination. As of both December 31, 2009 and 2008, approximately 14% of loans in our single-family mortgage portfolio had second lien, third-party financing at the time of origination and we estimate that these loans comprised 21% and 25%, respectively, of our delinquent loans, based on unpaid principal balances.

156	Freddie Mac

Table 61 presents statistics for combinations of certain characteristics of the mortgages in our single-family mortgage portfolio as of December 31, 2009.

Table 61 — Single-Family Mortgage Portfolio by Attribute Combinations at December 31, 2009

By Product Type	Current LTV(1) < 80			Current LTV(1) Between 80-95			Current LTV(1) > 95			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
30-year amortizing fixed-rate	1.2%	4.0%	9.5%	0.7%	6.7%	15.8%	1.1%	13.7%	27.2%	3.0%	7.6%	16.2%
15-year amortizing fixed-rate	0.2	1.0	4.4	0.0	1.3	10.9	0.0	1.8	17.3	0.2	1.0	5.0
ARMs/adjustable-rate	0.1	0.1	11.9	0.0	0.2	19.3	0.1	0.3	28.7	0.2	0.2	17.6
Interest only	0.0	0.2	17.9	0.1	0.1	25.5	0.1	0.7	42.7	0.2	0.5	35.4
Balloon/resets	0.0	0.0	15.5	0.0	0.6	17.7	0.0	0.0	25.4	0.0	0.1	17.3
FHA/VA	0.0	2.1	3.6	0.0	2.1	4.9	0.0	1.9	11.2	0.0	2.1	4.5
USDA Rural Development	0.0	6.0	15.0	0.0	2.9	13.5	0.0	1.7	11.2	0.0	2.7	12.3
Total FICO < 620	1.5	3.1	8.2	0.8	6.0	16.0	1.3	11.8	27.8	3.6	6.0	14.9

FICO of 620 to 659:
30-year amortizing fixed-rate	2.6	2.2	5.3	1.4	3.5	9.4	2.2	7.6	18.8	6.2	4.1	10.3
15-year amortizing fixed-rate	0.6	0.5	2.6	0.1	0.5	5.5	0.0	1.2	10.9	0.7	0.5	2.9
ARMs/adjustable-rate	0.1	0.1	5.8	0.1	0.2	12.7	0.2	0.3	23.6	0.4	0.2	13.3
Interest only	0.1	0.1	11.9	0.1	0.3	20.0	0.4	0.4	36.5	0.6	0.4	29.7
Balloon/resets	0.0	0.1	8.4	0.0	0.4	11.9	0.0	0.2	16.7	0.0	0.1	10.3
FHA/VA	0.0	0.6	1.3	0.0	0.0	3.4	0.0	0.5	3.2	0.0	0.5	2.0
USDA Rural Development	0.0	2.0	6.8	0.0	1.3	7.9	0.0	0.7	4.5	0.0	1.0	5.4
Total FICO of 620 to 659	3.4	1.6	4.7	1.7	3.1	9.9	2.8	6.3	20.6	7.9	3.2	10.1

FICO >= 660:
30-year amortizing fixed-rate	36.2	0.3	1.0	16.2	0.5	2.5	13.3	1.9	8.2	65.7	0.6	2.6
15-year amortizing fixed-rate	11.3	0.0	0.4	0.9	0.1	1.1	0.3	0.2	4.2	12.5	0.0	0.5
ARMs/adjustable-rate	1.6	0.0	1.7	0.7	0.0	5.0	1.0	0.1	14.9	3.3	0.0	5.8
Interest only	1.2	0.0	3.4	1.3	0.1	8.7	3.6	0.3	22.6	6.1	0.2	15.7
Balloon/resets	0.2	0.0	2.0	0.0	0.0	6.1	0.0	0.0	8.4	0.2	0.0	3.3
FHA/VA	0.0	0.1	1.1	0.0	0.0	0.7	0.0	0.1	0.5	0.0	0.1	0.8
USDA Rural Development	0.0	0.9	3.4	0.0	0.4	2.6	0.1	0.2	1.4	0.1	0.3	1.8
Total FICO >= 660	50.5	0.2	0.8	19.1	0.4	2.8	18.3	1.5	10.5	87.9	0.4	2.8

Total of FICO not available	0.4	1.6	4.8	0.1	2.3	15.0	0.1	6.1	24.9	0.6	2.0	7.5

All FICO(5):
30-year amortizing fixed-rate	40.2	0.6	1.7	18.4	1.0	3.7	16.6	3.5	11.1	75.2	1.3	4.0
15-year amortizing fixed-rate	12.1	0.1	0.6	0.9	0.1	1.7	0.4	0.3	5.3	13.4	0.1	0.7
ARMs/adjustable-rate	1.8	0.0	2.5	0.9	0.1	6.6	1.2	0.2	16.8	3.9	0.1	6.9
Interest only	1.3	0.0	4.2	1.5	0.1	10.3	4.1	0.3	24.7	6.9	0.2	17.6
Balloon/resets	0.3	0.0	3.1	0.0	0.1	7.4	0.0	0.1	10.1	0.3	0.0	4.5
FHA/VA	0.1	1.7	10.7	0.0	0.6	16.0	0.1	0.5	13.1	0.2	1.3	11.8
USDA Rural Development	0.0	2.2	6.6	0.0	1.0	5.8	0.1	0.5	3.4	0.1	0.8	4.3
Total Single-Family Mortgage Portfolio(6)	55.8%	0.4%	1.4%	21.7%	0.9%	4.1%	22.5%	2.8%	13.1%	100.0%	0.9%	4.0%

See endnotes on next page.

157	Freddie Mac

By Region	Current LTV(1) < 80			Current LTV(1) Between 80-95			Current LTV(1) > 95			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
North Central	0.2%	3.0%	7.9%	0.2%	5.9%	13.9%	0.3%	11.8%	22.5%	0.7%	6.7%	14.2%
Northeast	0.5	3.1	9.4	0.2	6.7	19.6	0.2	13.5	28.5	0.9	5.7	14.7
Southeast	0.3	3.1	9.1	0.2	6.3	17.3	0.3	11.7	31.5	0.8	6.3	17.0
Southwest	0.3	3.4	6.5	0.1	6.2	12.4	0.1	11.5	20.2	0.5	5.3	9.8
West	0.2	2.4	7.3	0.1	4.2	17.0	0.4	10.8	33.3	0.7	5.9	18.7
Total FICO < 620	1.5	3.1	8.2	0.8	6.0	16.0	1.3	11.8	27.8	3.6	6.0	14.9

FICO of 620 to 659:
North Central	0.5	1.5	4.5	0.4	3.2	9.0	0.6	6.4	15.6	1.5	3.5	9.2
Northeast	1.0	1.5	5.0	0.4	3.3	11.5	0.5	7.1	19.8	1.9	2.9	8.9
Southeast	0.7	1.7	5.5	0.3	3.0	10.6	0.7	6.1	24.1	1.7	3.3	12.2
Southwest	0.6	1.9	3.6	0.3	3.1	7.4	0.2	5.7	12.4	1.1	2.8	5.8
West	0.6	1.2	4.3	0.3	2.2	11.8	0.8	6.3	26.1	1.7	3.3	13.9
Total FICO of 620 to 659	3.4	1.6	4.7	1.7	3.1	9.9	2.8	6.3	20.6	7.9	3.2	10.1

FICO >= 660:
North Central	8.3	0.2	0.8	4.2	0.5	2.4	3.6	1.4	6.3	16.1	0.4	2.1
Northeast	14.3	0.2	0.8	4.6	0.5	3.3	2.7	1.7	8.7	21.6	0.3	1.9
Southeast	7.8	0.2	1.2	3.4	0.5	3.2	4.1	1.4	12.9	15.3	0.5	4.0
Southwest	6.8	0.2	0.7	2.8	0.4	1.9	1.0	1.1	4.1	10.6	0.4	1.2
West	13.3	0.1	0.7	4.1	0.3	3.3	6.9	1.7	14.2	24.3	0.5	4.2
Total FICO >= 660	50.5	0.2	0.8	19.1	0.4	2.8	18.3	1.5	10.5	87.9	0.4	2.8

Total FICO not available	0.4	1.6	4.8	0.1	2.3	15.0	0.1	6.1	24.9	0.6	2.0	7.5

All FICO(5):
North Central	9.1	0.3	1.3	4.7	0.9	3.5	4.5	2.8	8.9	18.3	1.0	3.2
Northeast	16.0	0.4	1.5	5.2	1.0	4.9	3.4	3.4	11.9	24.6	0.8	3.0
Southeast	8.8	0.5	2.0	3.9	1.0	4.7	5.2	2.8	15.8	17.9	1.1	5.6
Southwest	7.7	0.5	1.3	3.3	1.0	3.1	1.3	2.9	7.3	12.3	0.9	2.2
West	14.2	0.2	1.1	4.6	0.5	4.3	8.1	2.6	16.4	26.9	0.9	5.3
Total Single-Family Mortgage Portfolio(6)	55.8%	0.4%	1.4%	21.7%	0.9%	4.1%	22.5%	2.8%	13.1%	100.0%	0.9%	4.0%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 58 — Characteristics of the Single-Family Mortgage Portfolio” for further information.
(2)	Based on unpaid principal balance of the loan. Those categories shown as 0.0% had less than 0.1% of the loan balance of the single-family mortgage portfolio at December 31, 2009.
(3)	See endnote (3) to “Table 60 — Credit Performance of Certain Higher Risk Categories in the Single-Family Mortgage Portfolio.”
(4)	Based on the number of mortgages 90 days or more delinquent or in foreclosure, excluding Structured Securities backed by Ginnie Mae certificates, other guarantees of HFA bonds and certain Structured Transactions. Structured Transactions with ending balances of $6 billion are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data is not available. See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported delinquency rates.
(5)	The total of all FICO categories may not sum due to the inclusion of loans where FICO is not available in the respective total for all loans. See endnote (4) to “Table 58 — Characteristics of the Single-Family Mortgage Portfolio” for further information about our use of FICO scores.
(6)	Includes single-family Structured Transactions, except for $2 billion in unpaid principal balance for which the loan characteristics data is not available.

158	Freddie Mac

Multifamily Underwriting Requirements and Quality Control Standards

For our purchase or guarantee of multifamily mortgage loans, we rely significantly on pre-purchase underwriting, which includes third-party appraisals and cash flow analysis. The underwriting standards we provide to our seller/servicers focus on loan quality measurement based, in part, on the LTV and debt service coverage ratios at origination. The DSCR is one indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation. Our standards for conventional loans have maximum original LTV and minimum debt service coverage ratios that vary based on the loan characteristics, such as loan type (new acquisition or refinancing), loan term (intermediate or longer-term), and loan features, such as interest-only or fixed-rate interest provisions. Since the beginning of 2009, our multifamily loans are generally underwritten with requirements for a maximum original LTV ratio of 80% and debt service coverage ratio of greater than 1.25. In certain circumstances, our standards for multifamily loans allow for certain types of loans to have an original LTV ratio over 80% and/or a minimum debt service coverage ratio of less than 1.25, typically where this will serve our mission and contribute to achieving our affordable housing goals. In cases where we commit to purchase or guarantee a permanent loan upon completion of construction or rehabilitation, we generally require additional credit enhancements, since underwriting for these loans typically requires estimates of future cash flows for calculating the debt coverage ratio that is expected after construction or rehabilitation is completed. We allowed delegated underwriting of multifamily loans in limited circumstances for approved lenders that deliver loans meeting targeted affordable housing goals criteria. These loans were subject to our underwriting review (for exceptions to our criteria) prior to closing and we required loss sharing or credit enhancement. In the fourth quarter of 2009, we announced that we will discontinue such delegated underwriting, except for mortgages already in approved lenders’ pipelines. As of December 31, 2009 the amount of such loans in our multifamily loan portfolio was not significant.

Multifamily Mortgage Portfolio Diversification, Characteristics and Product Types

Portfolio diversification is an important aspect of our strategy to manage mortgage credit risk. We monitor a variety of mortgage loan characteristics which may affect the default experience on our overall mortgage portfolio, such as the LTV ratio, DSCR, geographic concentrations and loan duration. We also monitor the performance and risk concentrations of our multifamily loans and the underlying properties throughout the life of the loan.

159	Freddie Mac

Table 62 provides characteristics of our multifamily new business purchases in 2009 and 2008, and of our multifamily mortgage portfolio at December 31, 2009 and 2008.

Table 62 — Characteristics of the Multifamily Mortgage Portfolio(1)

	Purchases During The Year
	Ended December 31,		Portfolio at December 31,
	2009	2008	2009	2008
Original LTV Ratio(2)

Below 75%	80%	68%	64%	61%
75% to 80%	18	21	29	31
Above 80%	2	11	7	8

Total	100%	100%	100%	100%

Weighted average LTV ratio at origination	70%	71%	70%	70%

Original Debt Service Coverage Ratio(3)

Below 1.10	—%	7%	4%	4%
1.10 to 1.25	11	15	13	14
Above 1.25	89	78	83	82

Total	100%	100%	100%	100%

Weighted average debt service coverage ratio at origination	1.70	1.50	1.61	1.65

Original Loan Size Distribution

Below $5 million	4%	5%	8%	8%
$5 million to $25 million	45	53	55	58
Above $25 million	51	42	37	34

Total	100%	100%	100%	100%

Other Characteristics

Fixed rate(4)	67%	77%	82%	85%
Adjustable-rate	33	23	18	15

Total	100%	100%	100%	100%

Product Distribution

Interest-only — partial(5)	35%	36%	34%	34%
Interest-only — balloon(5)	10	36	25	27
Amortizing(6)	55	28	41	39

Total	100%	100%	100%	100%

Geographic Distribution

California	21%	18%	18%	17%
Texas	13	14	12	11
New York	9	6	9	9
Virginia	6	7	5	5
Florida	6	5	5	6
All other states	45	50	51	52

Total	100%	100%	100%	100%

Maturity Dates

2009			—%	2%
2010			2	2
2011			4	4
2012			4	5
2013			7	8
Beyond 2013			83	79

Total			100%	100%

(1)	Purchases and ending balances are based on unpaid principal balance of the multifamily mortgage portfolio, which includes multifamily loans underlying issued PCs and Structured Securities. As of December 31, 2009 and 2008, the total multifamily mortgage portfolio was $98.6 billion and $87.5 billion, respectively, excluding securities and guarantees backed by HFA bonds and certain multifamily Structured Transactions since the loan characteristics data is not readily available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(3)	Original debt service coverage ratio is calculated by dividing the annual net operating income (“NOI”) of the property by the borrower’s scheduled annual mortgage payments on the loan at the time of purchase. NOI is the amount of funds available for repayment of debt and return on equity to the owner after deducting all expenses except mortgage principal and interest payments.
(4)	Includes loans that, as of the reporting date, are either fixed for their remaining term, or within their fixed coupon period, but may have a contractual coupon rate that is subject to change before maturity.
(5)	Interest-only — partial are those loans that have an initial interest-only period before converting into amortizing loans. Interest-only — balloon are those loans that are interest-only for their entire term and culminate in a balloon payment at maturity.
(6)	Consists primarily of loans where the amortization of principal is scheduled for a longer term than the loan itself, which results in a partial balloon payment due at the loan’s maturity date.

160	Freddie Mac

Our multifamily loan portfolio consists of product types that are categorized based on loan terms. Multifamily loans may be interest-only or amortizing, fixed or variable rate, or may switch between fixed and variable rate over time. However, our multifamily loans are generally for shorter terms than single-family loans, and most have balloon maturities ranging from five to ten years. Amortizing loans reduce our credit exposure over time because the unpaid principal balance declines with each mortgage payment. Fixed-rate loans may also create less risk for us because the borrower’s payments are determined at origination, and, therefore, the risk that the monthly mortgage payment could increase if interest rates rise as with a variable-rate mortgage is eliminated. As of December 31, 2009 and 2008, approximately 82% and 85%, respectively, of the multifamily loans in our total mortgage portfolio had fixed interest rates while the remaining loans had variable-rates.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 6% as of December 31, 2009, and our estimate of the current average DSCR for these loans was 0.97, based on the latest available income information for these properties. Our estimates of the current LTV ratios for multifamily loans are based on our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing consideration, or in certain other circumstances where we deem it appropriate to reassess the property value.

Because multifamily loans have a balloon payment and typically have a shorter contractual term than single-family mortgages, the maturity date for a multifamily loan is also an important loan characteristic. Borrowers may be less able to refinance their obligations during periods of rising interest rates, which could lead to default if the borrower is unable to find affordable refinancing. Loan size at origination does not generally indicate the degree of a loan’s risk however, it does indicate our potential exposure to a credit event.

While we believe the underwriting practices we employ for our multifamily loan portfolio are prudent, the recession in the U.S. negatively impacted many multifamily residential properties. Our delinquency rates have remained relatively low compared to other industry participants, which we believe to be, in part, the result of our underwriting standards versus those used by others in the industry. In addition, the majority of our multifamily loan portfolio was originated in the last three years and late payments to date on these loans have not been significant. We monitor the financial performance of our multifamily borrowers and during 2009 we observed significant deterioration in measures such as the DSCR and estimated current LTV ratios for the properties. See “Table 8 — Credit Statistics, Multifamily Loan and Guarantee Portfolios” for quarterly trends in certain multifamily key credit statistics. To the extent multifamily loans reach maturity and a borrower with deterioration in cash flows and property market value requires refinancing of the property, we will work with the borrower to obtain principal repayment to reduce the refinanced balance to conform to our underwriting standards. However, should a distressed borrower not have the financial capacity to do so, we may either experience higher default rates and credit losses, or need to provide continued financing ourselves at below-market rates through a troubled debt restructuring. This refinancing risk for multifamily loans is greater for those loans with balloon provisions where the remaining unpaid principal balance is due upon maturity. Of the $98.6 billion in unpaid principal balances of our multifamily mortgage portfolio as of December 31, 2009, approximately 2% and 4% will reach their maturity during 2010 and 2011, respectively.

Portfolio Management Activities

Credit Enhancements

As discussed above, our charter generally requires that single-family mortgages with LTV ratios above 80% at the time of purchase must be covered by specified credit enhancements or participation interests. In addition, for some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements. In many cases, the lender’s or third party’s risk is limited to a specific level of losses at the time the credit enhancement becomes effective. For more information, see “Single-Family Underwriting Requirements and Quality Control Standards.”

At December 31, 2009 and 2008, credit-enhanced mortgages and mortgage-related securities represented approximately 16% and 18% of the $2.0 trillion and $1.9 trillion, respectively, of the unpaid principal balance of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, that portion of issued Structured Securities that is backed by Ginnie Mae Certificates and Structured Transactions, including those backed by HFA bonds. See “MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET — Housing Finance Agency Initiative” for more information about our involvement in the HFA Initiative. We exclude non-Freddie Mac mortgage-related securities because they are discussed separately since we do not service the underlying loans. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for credit enhancement and other information about our investments in non-Freddie Mac mortgage-related securities. We exclude that portion of Structured Securities backed by Ginnie Mae Certificates and HFA bonds because we consider the incremental credit risk to which we are exposed

161	Freddie Mac

to be insignificant. Although many of our single-family Structured Transactions are credit enhanced, we present the credit-enhancement coverage information for these securities separately in Table 63 below due to the use of subordination in many of the securities’ structures.

We recognized recoveries of $2.1 billion and $0.8 billion in 2009 and 2008, respectively, under our primary and pool mortgage insurance policies and other credit enhancements as discussed below related to our single-family mortgage portfolio. In 2009, there has been a significant decline in our credit enhancement coverage for new purchases compared to 2008 that is primarily a result of the high refinance activity during the period. Refinance loans typically have lower LTV ratios, which fall below the threshold that requires mortgage insurance coverage. In addition, we have been purchasing significant amounts of Freddie Mac Relief Refinance Mortgagessm. These mortgages allow for the refinance of existing loans guaranteed by us under terms such that we may not have mortgage insurance for some or all of the unpaid principal balance of the mortgage in excess of 80% of the value of the property for certain of these loans.

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

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family mortgage portfolio and is typically provided on a loan-level basis. Primary mortgage insurance transfers varying portions of the credit risk associated with a mortgage to a third-party insurer. The amount of insurance we obtain on any mortgage depends on our requirements and our assessment of risk. We may, from time to time, agree with the insurer to reduce the amount of coverage that is in excess of our charter’s minimum requirement. Most mortgage insurers increased premiums and tightened underwriting standards during 2008 and 2009. These actions may impact our ability to serve borrowers making a down payment of less than 20% of the value of the property at the time of loan origination.

In order to file a claim under a primary mortgage insurance policy, the insured loan must be in default and the borrower’s interest in the underlying property must have been extinguished, such as through a foreclosure action. The mortgage insurer has a prescribed period of time within which to process a claim and make a determination as to its validity and amount. Historically, it typically took two months from the time a claim is filed to receive a primary mortgage insurance payment; however, due to our insurers’ performing greater diligence reviews on these claims to verify that the original underwriting of the loans by our seller/servicers is in accordance with their standards, the recovery timelines extended during 2008 by several months and continued to extend in 2009. As of December 31, 2009 and 2008, in connection with loans underlying our issued PCs and Structured Securities, excluding Structured Transactions, the maximum amount of losses we could recover under primary mortgage insurance, excluding reimbursement of expenses, was $55.2 billion and $59.4 billion, respectively.

Other prevalent types of credit enhancements that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. For pool insurance contracts that expire before the completion of the contractual term of the mortgage loan, we seek to ensure that the contracts cover the period of time during which we believe the mortgage loans are most likely to default. As of December 31, 2009 and 2008, in connection with loans underlying our issued PCs and Structured Securities, excluding Structured Transactions, the maximum amount of losses we could recover under lender recourse and indemnification agreements was $9.0 billion and $11.0 billion, respectively, and under pool insurance was $3.4 billion and $3.8 billion, respectively. In certain instances, the cumulative losses we have incurred as of December 31, 2009 combined with our expectations of potential future claims may exceed the maximum limit of loss allowed by the policy.

Most mortgage insurers that provide pool and primary mortgage insurance coverage to us have been downgraded by nationally recognized statistical rating organizations. We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. See “Institutional Credit Risk — Mortgage Insurers” for further discussion about our mortgage loan insurers.

In order to file a claim under a pool insurance policy, we generally must have finalized the primary mortgage claim, disposed of the foreclosed property, and quantified the net loss payable to us with respect to the insured loan to determine the amount due under the pool insurance policy. Certain pool insurance policies have specified loss deductibles that must be

162	Freddie Mac

met before we are entitled to recover under the policy. Pool insurance proceeds are generally received five to six months after disposition of the underlying property.

Other forms of credit enhancements on our single-family mortgage portfolio include government insurance or guarantees, collateral (including cash or high-quality marketable securities) pledged by a lender, excess interest and subordinated security structures. At December 31, 2009 and 2008, respectively, the maximum amount of losses we could recover under other forms of credit enhancements in connection with loans underlying our issued PCs and Structured Securities, excluding the loans that are underlying Structured Transactions in Table 63 below, was $0.8 billion and $0.5 billion.

The table below provides information on credit enhancements and credit performance for our single-family Structured Transactions.

Table 63 — Credit Enhancement and Credit Performance of Single-Family Structured Transactions(1)

	Unpaid Principal
	Balance at		Average Credit		Credit Losses(4)
	December 31,		Enhancement	Delinquency	Year Ended December 31,
Structured Transaction Type	2009	2008	Coverage(2)	Rate(3)	2009	2008
	(in millions)				(in millions)

Pass-through(5)	$19,314	$18,335	—%	4.54%	$316	$77
Overcollateralization(6)	4,527	5,250	17.31%	24.09%	2	3

Total Single-Family Structured Transactions	$23,841	$23,585	3.29%	9.44%	$318	$80

(1)	Credit enhancement percentages for each category are calculated based on information from third-party financial data providers and exclude certain loan-level credit enhancements, such as private mortgage insurance, that may also afford additional protection to us. In addition, we have excluded unpaid principal balances of $3.1 billion related to single-family Structured Transactions backed by HFA bonds for which delinquency data on underlying loans is not available.
(2)	Average credit enhancement represents a weighted average coverage percentage, is based on unpaid principal balances and includes overcollateralization and subordination at December 31, 2009.
(3)	Based on the number of loans that are past due 90 days or more, or in the process of foreclosure at December 31, 2009.
(4)	Represents the total of our guaranteed payments that has exceeded the remittances of the underlying collateral and includes amounts charged-off during the period. Charge-offs are the amount of contractual principal balance that has been discharged in order to satisfy the mortgage and extinguish our guarantee.
(5)	Includes $9.6 billion and $10.8 billion of option ARM mortgages that back these securities at December 31, 2009 and 2008, respectively, and the delinquency rate on these loans was 17.93% and 9.0%, respectively.
(6)	Includes $1.6 billion and $1.9 billion at December 31, 2009 and 2008, respectively, that are securitized FHA/VA loans.

The delinquency rates and credit losses associated with single-family Structured Transactions, excluding those backed by HFA bonds, increased significantly during 2009 compared to prior years. We increased our loan loss reserve associated with these guarantees from approximately $0.5 billion as of December 31, 2008 to approximately $1.8 billion as of December 31, 2009. Our credit losses on Structured Transactions during 2009 are principally related to option ARM loans underlying several of these transactions. The majority of the option ARM loans underlying our pass-through Structured Transactions were purchased from Washington Mutual Bank and are subject to our agreement with JPMorgan Chase, which acquired Washington Mutual Bank in September 2008. We are continuing to work with the servicers of the loans underlying our Structured Transactions on their loss mitigation efforts. See “Institutional Credit Risk — Mortgage Seller/Servicers” for further information.

We also use credit enhancements to mitigate risk of loss on certain multifamily mortgages and revenue bonds. Typically, we require credit enhancements on loans in situations where we delegated the underwriting process for the loan to the seller/servicer, which provides first loss coverage on the mortgage loan. In addition to other circumstances, we may also require credit enhancements during construction or rehabilitation in cases where we commit to purchase or guarantee a permanent loan upon completion and in cases where occupancy has not yet reached a level that produces the operating income that was the basis for underwriting the mortgage. The total of multifamily mortgage loans on our consolidated balance sheets and underlying our PCs and Structured Securities for which we have credit enhancement coverage was $11.5 billion and $10.6 billion as of December 31, 2009 and December 31, 2008, respectively, and we had maximum potential coverage of $3.1 billion and $3.4 billion, respectively.

Other Credit Risk Management Activities

To compensate us for unusual levels of risk in some mortgage products, we may charge upfront delivery fees above a base management and guarantee fee, which are calculated based on credit risk factors such as the mortgage product type, loan purpose, LTV ratio and other loan or borrower characteristics. In addition, we occasionally use credit derivatives in situations where we believe they will benefit our credit risk management strategy. These arrangements are intended to reduce our credit-related expenses, thereby improving our overall returns.

We implemented certain increases in delivery fees, which are paid at the time of securitization as well as higher or new upfront fees for certain mortgages deemed to be higher risk based on combinations of product type, property type, loan

163	Freddie Mac

purpose, LTV ratio and/or borrower credit scores. Although we implemented limited increases in delivery fees during 2009, we have been experiencing competitive pressure on our contractual management and guarantee fees, which reduced our ability to increase those fees as customers renew their contracts. Due to these competitive and other pressures, we do not have the ability to raise our contractual management and guarantee fees for our new business to offset the increased provision for credit losses on existing business.

We also entered into credit derivatives on specified mortgage-related assets that in most cases are intended to limit our exposure to credit default losses. The fair value of these credit derivatives was not material at either December 31, 2009 or 2008. See “NOTE 13: DERIVATIVES” to our consolidated financial statements for further discussion.

Loss Mitigation Activities

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in delinquent mortgages and providing alternatives to foreclosure. Other single-family loss mitigation activities include providing our single-family servicers with default management tools designed to help them manage non-performing loans more effectively and to assist borrowers in retaining home ownership where possible, or facilitate foreclosure alternatives when homeownership is not an option. Foreclosure alternatives are intended to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, mitigate our total credit losses by reducing or eliminating a portion of the costs related to foreclosed properties and avoiding the credit losses in REO.

Our foreclosure alternatives include:

•	Repayment plans, which are contractual plans to make up past due amounts. They mitigate our credit losses because they assist borrowers in returning to compliance with the original terms of their mortgages.

•	Loan modifications, which involve adding outstanding indebtedness, such as delinquent interest, to the unpaid principal balance of the loan or changing other terms of a mortgage are an alternative to foreclosure. We typically examine the borrower’s capacity to make payments under the new terms by reviewing the borrower’s qualifications, including income. Loan modifications include either: (a) those that result in a concession to the borrower, which are situations in which we do not expect to recover the full original principal or interest due under the original loan terms, or (b) those that do not result in a concession to the borrower, such as those which add the past due amounts to the balance of the loan, extend the term or a combination of both. Many of our loan modifications completed during 2009 were those in which we agreed to add the past due amounts to the balance of the loan and did not make a concession to the borrower with respect to the outstanding balance of the loan. However, the percentage of modifications with concessions to the borrower increased in 2009 and will likely continue to increase in 2010.

•	Forbearance agreements, where reduced payments or no payments are required during a defined period. They provide a temporary suspension of the foreclosure process to allow additional time for the borrower to return to compliance with the original terms of the borrower’s mortgage or to implement another foreclosure alternative.

•	Pre-foreclosure sales, in which the borrower, working with the servicer, sells the home and pays off all or part of the outstanding loan, accrued interest and other expenses from the sale proceeds.

We are currently focusing our loan modification efforts on HAMP. If a borrower is not eligible for a HAMP modification, the borrower is considered for modification under our other loan modification programs. If the borrower is not eligible for any such programs, the borrower is considered for other foreclosure alternatives, such as a pre-foreclosure sale. For more information on HAMP, including new guidelines issued by Treasury in 2010, see “MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET.”

We are working to enforce investor rights on non-agency mortgage-related securities holdings, and are engaged in efforts to potentially mitigate losses on our own investments in non-agency mortgage-related securities. Our Conservator directed us to work with Fannie Mae to enforce investor rights in securitization trusts in which we both have interests. Enforcement of investor rights in non-agency mortgage-related securities faces many obstacles, including the fact that we frequently do not have any direct right of enforcement and that we and the other entities involved often have competing financial interests. As a result, the effectiveness of our efforts may be difficult to predict and also may not be known for some time. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for information on our investments in non-agency mortgage-related securities.

164	Freddie Mac

Table 64 presents the number of loans with foreclosure alternatives for 2009, 2008 and 2007.

Table 64 — Single-Family Foreclosure Alternatives(1)

	2009	2008	2007
	(number of loans)

Loan modifications:
with no change in terms(2)	5,866	10,122	5,096
with change in terms	56,511	24,962	3,009
with change in terms and principal forbearance	2,667	—	—

Total loan modifications(3)	65,044	35,084	8,105
Repayment plans	33,725	42,062	38,809
Forbearance agreements	21,355	4,192	3,108
Pre-foreclosure sales	22,591	6,369	2,009

Foreclosure alternatives	142,715	87,707	52,031

	2009	2008	2007
	(loan balances, in millions)

Loan modifications(3)	$12,734	$6,406	$1,092
Forbearance agreements	$4,382	$518	$343
Pre-foreclosure sales	$5,295	$1,337	$258

(1)	Based on completed actions with borrowers for loans within our single-family mortgage portfolio, excluding Structured Transactions and that portion of Structured Securities that is backed by Ginnie Mae Certificates. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective. Our recent initiatives to address the growth of delinquencies in our single-family mortgage portfolio have significantly increased the number of borrowers who started a foreclosure alternative during 2009, as compared to 2008.
(2)	Under this modification type, past due amounts are added to the principal balance of the original contractual loan amount.
(3)	Based on the number of modifications offered by our servicers and accepted, or acknowledged by us and the borrower during the period. Includes only a portion of the completed loan modifications under HAMP during 2009 as reported by the MHA Program administrator, due to timing differences associated with completion between us and the administrator.

We experienced significant increases in loan modifications as well as pre-foreclosure sales during 2009 compared to 2008. Loan modification may include additions of past due amounts to principal, interest rate reductions, term extensions and principal forbearance. Since it was introduced in the second quarter of 2009, we have focused our loan modification efforts on HAMP. HAMP requires borrowers to complete a trial period of three or more months before the loan is modified. Borrowers did not begin entering into trial periods under HAMP in significant numbers until early in the third quarter of 2009 and, in many cases, trial periods extended beyond the initial three month period as HAMP guidelines were modified. Based on information reported by the MHA Program administrator, we assisted more than 143,000 borrowers, of whom more than 129,000 had made their first payment under the trial period and nearly 14,000 had completed modifications in the HAMP process as of December 31, 2009. FHFA reported approximately 152,000 of our loans were in active trial periods as of December 31, 2009, which includes loans in the trial period regardless of the first payment date. FHFA also reported 19,500 completed modifications of our loans under HAMP as of December 31, 2009, which includes modifications that are pending the borrower’s acceptance. The completion rate for HAMP modifications, which is the percentage of borrowers that successfully exit the trial period and receive final modifications, remains uncertain primarily due to the challenges faced by servicers in implementing this program and the difficulty of obtaining income and other documentation from borrowers. During 2009, approximately 8,400 borrowers, or 6% of those who had made the first trial period payment, dropped out of the HAMP trial period process, primarily due to either the inability to continue payments under the program or inability to complete the documentation requirements in accordance with the program.

As of December 31, 2009, the redefault rate for single-family loans that were modified (including those under HAMP in 2009) during 2009 and 2008 was 29% and 52%, respectively. This redefault rate represents the percentage of such loans becoming 90 days or more delinquent or in foreclosure as of December 31, 2009 that had been modified during the respective year. We believe the redefault rate for loans modified in 2009 is likely to increase since this includes more recently modified loans and both the housing and economic environments remain challenging.

Our servicers have a key role in the success of our loss mitigation activities. Through December 31, 2009, the majority of our loss mitigation activity under HAMP has been primarily focused with our larger seller/servicers, which service the majority of our loans, and variations in their approaches may cause fluctuations in HAMP processing volumes. Our seller/servicers are currently processing a high volume of loans under HAMP. This reflects, in part, the substantial backlog of delinquent loans our seller/servicers developed over recent periods, due to various foreclosure suspensions and the implementation of HAMP. Once our larger seller/servicers finish processing this backlog of loans, it is possible that the volume of loans processed under HAMP could decrease. Additionally, the significant increases in delinquent loan volume and the challenging conditions of the mortgage market during 2008 and 2009 placed a strain on the loss mitigation resources of many of our mortgage servicers. To the extent servicers do not complete loan modifications with eligible borrowers or are unable to facilitate the increasing volume of foreclosures, our credit losses could increase.

165	Freddie Mac

The success of modifications under HAMP is uncertain and dependent on many factors, including borrower awareness of the program, the ability to obtain income documentation from borrowers, resources of our servicers to execute the process, and the employment status and financial condition of the borrower. Borrowers who have insufficient income, do not complete the documentation requirements or have vacated the property will not be able to cure their delinquency through HAMP.

In order to allow our mortgage servicers time to implement our more recent modification programs and provide additional relief to troubled borrowers, we temporarily suspended all foreclosure transfers of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. We also temporarily suspended the eviction process for occupants of foreclosed homes from November 26, 2008 through April 1, 2009. Beginning March 7, 2009, we began suspension of foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. The MHA Program further restricts foreclosure while the borrower is being evaluated for HAMP and during the borrower’s trial period. We also suspended evictions between December 19, 2009 and January 3, 2010. We continued to pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; however, we also continued to proceed with the initiation and other, pre-closing steps in the foreclosure process.

We require multifamily seller/servicers to manage mortgage loans they have sold to us in order to mitigate potential losses. For loans over $1 million, servicers must generally submit an annual assessment of the mortgaged property to us based on the servicer’s analysis of financial and other information about the property. If a borrower is in distress, we may offer a foreclosure alternative to the borrower. For example, we may modify the terms of a multifamily mortgage loan, which gives the borrower an opportunity to bring the loan current and retain ownership of the property. Because the activities of multifamily seller/servicers are an important part of our loss mitigation process, we rate their performance regularly and may conduct on-site reviews of their servicing operations to confirm compliance with our standards.

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

Our single-family and multifamily delinquency rate includes all single-family and multifamily loans that we own and those that are collateral for our PCs and Structured Securities, except as follows:

•	We exclude that portion of our Structured Securities backed by Ginnie Mae Certificates and HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on these securities by the U.S. government.

•	We exclude Structured Transactions, except as indicated, because these are backed by non-Freddie Mac securities and, consequently, we do not service the underlying loans and therefore lack the data necessary to closely track delinquency associated with loan characteristics. Many of our Structured Transactions are credit enhanced through subordination and are not representative of the loans for which we have primary, or first loss, exposure. Structured Transactions represented approximately 1% of our total mortgage portfolio at both December 31, 2009 and December 31, 2008.

See “NOTE 7: MORTGAGE LOANS AND LOAN LOSS RESERVES — Table 7.6 — Delinquency Performance” to our consolidated financial statements for the delinquency performance of our single-family and multifamily mortgage portfolios, including Structured Transactions.

Temporary actions to suspend foreclosure transfers of occupied homes as well as the longer foreclosure process timeframes of certain states (including Florida) caused our delinquency rates to increase more rapidly in 2009 than they would have otherwise, as loans that would have been foreclosed have instead remained in delinquent status. In general, suspension or delays of foreclosure transfers and any imposed delays in the foreclosure process by regulatory or governmental agencies will cause our delinquency rates to rise. Our single-family delinquency rates are also adversely

166	Freddie Mac

affected by the increasing number of borrowers who participate in HAMP, since many of these loans are counted as delinquent while in the trial period.

Table 65 presents delinquency rates for our single-family and multifamily mortgage portfolios.

Table 65 — Delinquency Rates

	December 31,
	2009		2008		2007
		Delinquency		Delinquency		Delinquency
	Percent(2)	Rate(3)	Percent(2)	Rate(3)	Percent(2)	Rate(3)

Single-family:(1)
Northeast	25%	2.37%	24%	0.96%	24%	0.39%
Southeast	18	4.15	18	1.87	18	0.59
North Central	18	2.21	19	0.98	20	0.48
Southwest	12	1.33	13	0.68	13	0.32
West	27	4.44	26	1.67	25	0.42

	100%		100%		100%

Total non-credit-enhanced — all regions		3.00		1.26		0.45
Total credit-enhanced — all regions		8.17		3.79		1.62
Total single-family mortgage portfolio		3.87		1.72		0.65
Multifamily:
Total non-credit-enhanced	89%	0.04	88%	0.00	91%	0.02
Total credit-enhanced	11	1.02	12	0.12	9	0.00

Total multifamily mortgage portfolio	100%	0.15	100%	0.01	100%	0.02

(1)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).
(2)	Based on mortgage loans recognized on our consolidated balance sheets and mortgages underlying our issued guaranteed PCs and Structured Securities, excluding that portion of Structured Securities that is backed by Ginnie Mae Certificates and other guarantees backed by HFA bonds. Single-family percentages are based on unpaid principal balances and multifamily percentages are based on net carrying values.
(3)	See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported delinquency rates.

During 2009, home prices in certain regions and states improved modestly, but remained weak overall due to significant inventories of unsold homes in every region of the U.S. In some geographical areas, particularly in certain states within the West, Southeast and Northeast regions, home price declines of the past three years have been combined with higher rates of unemployment which have resulted in significant increases in delinquency rates. These increases in delinquency rates have been more severe in Florida, California, Nevada and Arizona. The delinquency rate for loans in our single-family mortgage portfolio, excluding Structured Transactions, related to Nevada, Florida, Arizona and California were 11.17%, 10.22%, 7.29% and 5.66%, respectively, as of December 31, 2009. As of December 31, 2009, single-family loans in California comprised 15% of our single-family mortgage portfolio; however, delinquent loans in California comprised more than 22% of the delinquent loans in our single-family mortgage portfolio, based on unpaid principal balances.

The table below presents delinquency and default rate information for our single-family mortgage portfolio based on year of origination.

Table 66 — Single-Family Mortgage Portfolio(1) by Year of Origination

	December 31,
	2009			2008			2007
	Percent of		Cumulative	Percent of		Cumulative	Percent of		Cumulative
	Single-Family	Delinquency	Default	Single-Family	Delinquency	Default	Single-Family	Delinquency	Default
Year of Origination	UPB	Rate	Rate(2)	UPB	Rate	Rate(2)	UPB	Rate	Rate(2)

Pre-2000	2%	2.46%	N/A	2%	1.53%	N/A	3%	0.99%	N/A
2000	< 1	6.28	1.09%	< 1	3.95	1.05%	< 1	2.66	1.02%
2001	1	2.97	0.80	2	1.56	0.74	2	1.01	0.69
2002	4	2.00	0.69	5	0.95	0.60	6	0.61	0.53
2003	13	1.39	0.47	16	0.58	0.35	20	0.32	0.26
2004	8	2.78	0.84	11	1.10	0.52	13	0.57	0.31
2005	12	4.99	1.63	15	1.93	0.79	18	0.77	0.30
2006	11	9.32	2.70	15	3.48	1.14	18	1.05	0.25
2007	14	10.47	2.24	19	3.46	0.63	20	0.45	0.02
2008	12	3.38	0.37	15	0.56	0.02	—	—	—
2009	23	0.05	—	—	—	—	—	—	—

Total(2)	100%	3.87		100%	1.72		100%	0.65

(1)	Excluding Structured Transactions, those Structured Securities backed by Ginnie Mae Certificates and other guarantees backed by HFA bonds.
(2)	Represents the cumulative transition rate of loans to a default event, and is calculated for each year of origination as the number of loans that have proceeded to foreclosure acquisition or other disposition events during the period from origination to December 31, 2009, 2008 and 2007, respectively, excluding liquidations through voluntary pay-off, divided by the number of loans in our single-family mortgage portfolio. Excludes certain Structured Transactions for which data is unavailable.

167	Freddie Mac

At December 31, 2009, approximately 37% of our single-family mortgage portfolio consisted of mortgage loans originated in 2008, 2007 or 2006, which experienced higher delinquency rates in the earlier years of their terms as compared to our historical experience. We attribute this increase to a number of factors, including: (a) the expansion of credit terms under which loans were underwritten during these years, (b) an increase in the origination and our purchase of interest-only and Alt-A mortgage products in 2006 through 2008 and (c) an environment of decreasing home sales and broadly declining home prices. Interest-only and Alt-A products have higher inherent credit risk than traditional fixed-rate mortgage products. Our single-family mortgage portfolio was positively affected by refinance activity in 2009 as the volume of originations for 2009 comprised 23% of the unpaid principal balance outstanding as of December 31, 2009 and 99% percent of these loans were amortizing fixed-rate mortgage products where the weighted average credit score of borrowers at origination was 756.

Increases in delinquency rates occurred for all single-family mortgage product types during 2009, but were most significant for loans in certain higher risk categories. See “Table 60 — Credit Performance of Certain Higher Risk Categories in the Single-Family Mortgage Portfolio” for additional information. Reflecting the expansion of the housing and economic downturn to a broader group of borrowers, the delinquency rate for 30-year fixed-rate amortizing loans, a more traditional loan product, in our single-family mortgage portfolio increased to 4.00% at December 31, 2009 as compared to 1.69% at December 31, 2008. We also continue to experience higher rates of delinquency on loans originated after 2005, since those borrowers are more susceptible to the declines in home prices that began in 2006 than homeowners that have built equity over longer periods of time.

168	Freddie Mac

Table 67 presents the delinquency rates of our single-family mortgages on our consolidated balance sheets and those that underlie our PCs and Structured Securities, categorized by product type.

Table 67 — Single-Family — Delinquency Rates — By Product

	Non-Credit-Enhanced, December 31,
	2009		2008		2007
	Percent of		Percent of		Percent of
	Number of		Number of		Number of
	Single-Family	Delinquency	Single-Family	Delinquency	Single-Family	Delinquency
	Loans	Rate	Loans	Rate	Loans	Rate

Conventional:
30-year amortizing fixed-rate(1)	65%	2.96%	61%	1.14%	60%	0.46%
15-year amortizing fixed-rate	26	0.71	27	0.33	29	0.18
ARMs/adjustable-rate	3	4.54	4	1.87	4	0.36
Interest-only	4	16.66	5	6.90	5	1.85
Balloon/resets	< 1	3.63	1	1.04	1	0.33

Total mortgage loans, PCs and Structured Securities	98	3.00	98	1.26	99	0.45

Structured Transactions	2	3.96	2	2.21	1	1.88

Total single-family mortgage portfolio	100%	3.02	100%	1.27	100%	0.45

Number of single-family loans (in millions)	10.39		10.32		10.10

	Credit-Enhanced(2), December 31,
	2009		2008		2007
	Percent of		Percent of		Percent of
	Number of		Number of		Number of
	Single-Family	Delinquency	Single-Family	Delinquency	Single-Family	Delinquency
	Loans	Rate	Loans	Rate	Loans	Rate

Conventional:
30-year amortizing fixed-rate(1)	82%	7.96%	82%	3.51%	80%	1.60%
15-year amortizing fixed-rate	5	2.19	5	1.07	5	0.63
ARMs/adjustable-rate	3	9.54	4	4.97	4	1.14
Interest-only	4	22.93	4	11.53	4	3.11
Balloon/resets	< 1	10.04	< 1	3.35	< 1	1.55
FHA/VA	2	3.25	1	4.17	2	2.96
USDA Rural Development and other federally guaranteed loans	1	4.23	1	4.39	1	2.85

Total mortgage loans, PCs and Structured Securities	97	8.17	97	3.79	96	1.62

Structured Transactions(3)	3	24.10	3	18.32	4	13.79

Total single-family mortgage portfolio	100%	8.68	100%	4.27	100%	2.14

Number of single-family loans (in millions)	2.14		2.34		2.23

	Total, December 31,
	2009		2008		2007
	Percent of		Percent of		Percent of
	Number of		Number of		Number of
	Single-Family	Delinquency	Single-Family	Delinquency	Single-Family	Delinquency
	Loans	Rate	Loans	Rate	Loans	Rate

Conventional:
30-year amortizing fixed-rate(1)	68%	4.00%	66%	1.69%	64%	0.72%
15-year amortizing fixed-rate	23	0.76	23	0.36	25	0.20
ARMs/adjustable-rate	3	5.40	4	2.40	4	0.50
Interest-only	4	17.60	5	7.59	5	2.03
Balloon/resets	< 1	4.10	< 1	1.20	1	0.41
FHA/VA	< 1	3.25	< 1	4.17	< 1	2.96
USDA Rural Development and other federally guaranteed loans	< 1	4.23	< 1	4.39	< 1	2.85

Total mortgage loans, PCs and Structured Securities	98	3.87	98	1.72	99	0.65

Structured Transactions(3)(4)	2	9.44	2	7.23	1	9.86

Total single-family mortgage portfolio	100%	3.98	100%	1.83	100%	0.76

Number of single-family loans (in millions)	12.53		12.66		12.33

(1)	Includes 40-year and 20-year fixed-rate mortgages.
(2)	Credit-enhanced loans are primarily those mortgage loans for which a third party has primary default risk. The total credit-enhanced unpaid principal balance as of December 31, 2009, 2008 and 2007 was $326 billion, $357 billion and $326 billion, respectively, for which the maximum coverage of third party primary liability was $75 billion, $79 billion and $72 billion, respectively.
(3)	Structured Transactions generally have underlying mortgage loans with a variety of risk characteristics. Structured Transactions with credit enhancement represent those using collateral securities that benefit from senior/subordinated structures as well as other forms of credit enhancements, which represent the amount of protection against financial loss. Credit enhancement data is based on information from third-party financial data providers.
(4)	Includes $10 billion, $11 billion and $13 billion of option ARM loans that are underlying our Structured Transactions as of December 31, 2009, 2008 and 2007, respectively.

169	Freddie Mac

We have the option under our PC agreements to purchase mortgage loans from the related PC pools that underlie our guarantees under certain circumstances to resolve an existing or impending delinquency or default. Our practice is to purchase the loans from pools when: (a) the loans are modified; (b) foreclosure transfers occur; (c) the loans are delinquent for 24 months; or (d) the loans are 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the non-performing mortgage loan. On February 10, 2010 we announced that we will purchase substantially all of the single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities, due to the changing economics that result from new amendments to accounting standards that became effective on January 1, 2010. See “SUBSEQUENT EVENT” for additional information.

The table below presents delinquency information on our multifamily mortgage portfolio by year of origination.

Table 68 — Multifamily Mortgage Portfolio(1) by Year of Loan Origination

	December 31, 2009		December 31, 2008
	Percent of	Delinquency	Percent of	Delinquency
	Portfolio	Rate(2)	Portfolio	Rate(2)
Year of Origination

Pre-2005	19%	0.02%	25%	—%
2005	9	—	10	—
2006	12	0.16	14	—
2007	21	0.53	24	0.06
2008	24	0.05	27	—
2009	15	—	—	—

Total	100%	0.15%	100%	0.01%

(1)	See endnote (1) to “Table 62 — Characteristics of the Multifamily Mortgage Portfolio” for additional information.
(2)	Based on the net carrying value of our multifamily loans 90 days or more delinquent or in foreclosure. See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported delinquency rates.

Due to deterioration in economic and market fundamentals, our multifamily mortgage portfolio delinquency rate increased during 2009, rising to 0.15% at December 31, 2009 from 0.01% at December 31, 2008. The majority of multifamily loans included in our delinquency rates are credit-enhanced for which we believe the credit enhancement will mitigate our expected losses on those loans. Apartment market fundamentals continued to deteriorate in 2009. Increasing job losses contributed to declining monthly rental rates and increased vacancy rates for multifamily properties. Our multifamily portfolio is divided into the following regions, with composition percentages based on unpaid principal balance of the related loans as of December 31, 2009: Northeast 29%, West 26%, Southwest 19%, Southeast 17% and North Central 9%. Market fundamentals for multifamily properties we monitor experienced the greatest deterioration during 2009 in Florida, Georgia, Texas and California. The increase in the delinquency rate for our multifamily loans is principally from loans on properties in the states of Georgia and Texas.

Non-Performing Assets

We classify loans as non-performing and place them on nonaccrual status when we believe collectibility of interest and principal on a loan is not reasonably assured. We consider single-family mortgage loans to be non-performing assets if they are past due for 90 days or more (seriously delinquent) or if their contractual terms have been modified as a troubled debt restructuring due to the financial difficulties of the borrower. Similarly, we classify multifamily loans as non-performing assets if: (a) the loans have undergone a troubled debt restructuring; (b) the loans are more than 90 days past due, or (c) the loans are deemed impaired based on management’s judgment and are at least 30 days delinquent. We classify troubled debt restructurings as those loans in which we have modified the loan and granted the borrower a concession, which is a reduction in either outstanding principal or the stated interest-rate due to the borrower’s financial difficulties. Troubled debt restructurings remain categorized as non-performing throughout the life of the loan regardless of whether the borrower makes payments which return the loan to a current payment status after modification.

170	Freddie Mac

Table 69 provides detail on non-performing loans and REO assets on our consolidated balance sheets and nonperforming loans underlying our financial guarantees.

Table 69 — Non-Performing Assets(1)

	December 31,
	2009	2008	2007	2006	2005
	(dollars in millions)

Non-performing mortgage loans(2) — on balance sheet:
Single-family troubled debt restructurings:
Reperforming or less than 90 days delinquent	$2,208	$2,280	$2,690	$2,219	$2,108
90 days or more delinquent	1,416	838	609	470	497
Multifamily troubled debt restructurings(3)	402	238	264	362	425

Total troubled debt restructurings	4,026	3,356	3,563	3,051	3,030
Other single-family non-performing loans(4)	11,166	4,915	5,300	2,952	2,889
Other multifamily non-performing loans	91	35	10	—	1

Total non-performing mortgage loans — on balance sheet	15,283	8,306	8,873	6,003	5,920

Non-performing mortgage loans — underlying financial guarantees:(5)
Single-family loans(6)	85,395	36,718	7,786	2,718	3,549
Multifamily loans	218	63	51	82	52

Total non-performing mortgage loans — underlying financial guarantees	85,613	36,781	7,837	2,800	3,601

Real estate owned, net	4,692	3,255	1,736	743	629

Total non-performing assets	$105,588	$48,342	$18,446	$9,546	$10,150

Loan loss reserves as a percentages of our non-performing mortgage loans	33.6%	34.6%	16.9%	7.0%	5.8%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	5.3%	2.5%	1.0%	0.6%	0.7%

(1)	Non-performing assets consist of non-performing loans that have undergone a troubled debt restructuring, loans that are more than 90 days past due, multifamily loans that are deemed impaired based on management’s judgment and are at least 30 days delinquent and REO assets, net. Mortgage loan amounts are based on unpaid principal balances and REO, net is based on carrying values. In 2009, we revised our classification of multifamily non-performing loans. Prior periods have been revised to conform with the current period presentation.
(2)	We discontinue accruing interest on a non-performing loan to the extent that the loan is more than 90 days past due and was not purchased under our financial guarantee and accounted for in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality.
(3)	Includes multifamily loans 90 days or more delinquent where principal and interest are being paid to us under the terms of a credit enhancement agreement.
(4)	Represents loans recognized by us on our consolidated balance sheets, including loans purchased from the mortgage pools underlying our financial guarantees due to the borrower’s delinquency.
(5)	Includes loans more than 90 days past due that underlie all our issued PCs and Structured Securities and long-term standby agreements, regardless of whether such securities are held by us or held by third parties.
(6)	Includes mortgages that underlie our Structured Transactions. Beginning December 2007, we changed our operational practice for purchasing loans from PC pools, which effectively delayed when we purchase nonperforming loans from PC pools. This change, combined with higher delinquency rates, caused an increase in nonperforming loans underlying our financial guarantees during 2008 and 2009.

The amount of non-performing assets, both on our balance sheet and underlying our issued PCs and Structured Securities, increased to approximately $105.6 billion as of December 31, 2009, from $48.3 billion at December 31, 2008, due to continued deterioration in single-family housing market fundamentals, rising rates of unemployment, extended timelines of foreclosure in many states and constraints on servicers’ capacity to service high volumes of delinquent loans. In addition, as discussed below, HAMP and other programs depressed the rate at which loans transition to REO, which caused us to build up a substantial backlog of non-performing loans in 2009. In addition, the average size of the unpaid principal balance of non-performing loans rose in 2009 and 2008 as compared to prior years. We expect our non-performing assets will continue to increase in 2010.

171	Freddie Mac

Table 70 provides detail by region for REO activity. Our REO activity consists almost entirely of single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends of our single-family mortgage portfolio.

Table 70 — REO Activity by Region(1)

	December 31,
	2009	2008	2007
	(number of properties)

REO Inventory
Beginning property inventory	29,346	14,394	8,785
Properties acquired by region:
Northeast	7,529	5,125	2,336
Southeast	19,255	10,725	4,942
North Central	19,946	13,678	9,175
Southwest	8,942	5,686	3,977
West	29,440	15,317	2,410

Total properties acquired	85,112	50,531	22,840
Properties disposed by region:
Northeast	(5,663)	(3,846)	(1,484)
Southeast	(15,678)	(8,239)	(4,009)
North Central	(15,549)	(10,548)	(7,520)
Southwest	(7,142)	(5,155)	(3,488)
West	(25,374)	(7,791)	(730)

Total properties disposed	(69,406)	(35,579)	(17,231)

Ending property inventory	45,052	29,346	14,394

(1)	See “Table 65 — Delinquency Rates” for a description of these regions.

Our REO property inventory increased 54% during 2009 and more than doubled during 2008 as the impact of the continuing declines in single-family home prices and increasing rates of unemployment lessened the alternatives to foreclosure for homeowners exposed to temporary deterioration in their financial condition. During 2009, we experienced a significant increase in the number of delinquent loans in our single-family mortgage portfolio. However, due to the effect of HAMP and other programs described below, many of these loans have not yet transitioned to REO, or their transition to REO was delayed. This resulted in a substantial backlog of non-performing loans in 2009, and also caused the rate of growth of our REO inventory in 2009 to be less than it would have been without these programs. In 2010, we expect many of these loans will not complete the modification process or may redefault and result in a foreclosure transfer. Consequently, we expect our REO activity to increase in 2010.

As discussed in “MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” and “Loss Mitigation Activities,” we have implemented several initiatives designed to assist troubled borrowers avoid foreclosure as well as temporary suspensions in foreclosure transfers of occupied homes that have significantly affected the volume of our REO acquisitions during 2009. On March 7, 2009, we began suspension of foreclosure transfers on owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program; however, for delinquent borrowers, we continued with preclosing steps in the foreclosure process. The MHA Program also restricts foreclosure activities when a borrower is being evaluated for HAMP and during a borrower’s trial period. Our suspension or delay of foreclosure transfers and any delay in foreclosures that might be imposed by regulatory or governmental agencies result in a temporary decline in REO acquisitions and slow the rate of growth of our REO inventory. Many of the mortgages for which we started and then temporarily suspended the foreclosure process during 2009 did not qualify for modifications under HAMP or any of our other programs, or were not owner-occupied, which resulted in an increase in the volume of our REO property acquisitions during the second half of 2009.

Our single-family REO acquisitions during 2009 have been most significant in California, Florida, Arizona, Michigan and Georgia. The West region represents approximately 35% of the new REO acquisitions during 2009, based on the number of units, and the highest concentration in that region is in California. At December 31, 2009, our REO inventory in California comprised 16% of total REO property inventory, based on units, and approximately 25% of our total REO property inventory, based on loan amount prior to acquisition.

Although the composition of interest-only and Alt-A loans in our single-family mortgage portfolio was approximately 7% and 8%, respectively, at December 31, 2009, the number of our REO acquisitions that had been secured by either of these loan types represented more than 36% of our total REO acquisitions, based on loan amount prior to acquisition.

172	Freddie Mac

Credit Loss Performance

Many loans that are delinquent or in foreclosure result in credit losses. Table 71 provides detail on our credit loss performance associated with mortgage loans underlying our issued PCs and Structured Securities as well as mortgage loans recognized on our consolidated balance sheets.

Table 71 — Credit Loss Performance

	December 31,
	2009	2008	2007
	(dollars in millions)

REO
REO balances, net:
Single-family	$4,661	$3,208	$1,736
Multifamily	31	47	—

Total	$4,692	$3,255	$1,736

REO operations expense:
Single-family	$287	$1,097	$205
Multifamily	20	—	1

Total	$307	$1,097	$206

CHARGE-OFFS
Single-family:
Charge-offs, gross(1) (including $9.4 billion, $3.1 billion and $0.4 billion relating to loan loss reserves, respectively)	$9,661	$3,441	$528
Recoveries(2)	(2,088)	(779)	(238)

Single-family, net	7,573	2,662	290

Multifamily:
Charge-offs, gross(1) (including $21 million, $8 million and $4 million relating to loan loss reserves, respectively)	21	8	4
Recoveries(2)	—	—	(1)

Multifamily, net	21	8	3

Total Charge-offs:
Charge-offs, gross(1) (including $9.4 billion, $3.1 billion and $0.4 billion relating to loan loss reserves, respectively)	9,682	3,449	532
Recoveries (2)	(2,088)	(779)	(239)

Total Charge-offs, net	$7,594	$2,670	$293

CREDIT LOSSES(3)
Single-family	$7,860	$3,759	$495
Multifamily	41	8	4

Total	$7,901	$3,767	$499

Total in basis points(4) (annualized)	40.8	20.1	3.0

(1)	Represent the amount of the unpaid principal balance of a loan that has been discharged in order to remove the loan from our consolidated balance sheets at the time of resolution, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. The amount of charge-offs for credit loss performance is generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers, or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes interest foregone on nonperforming loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses (a) incurred on our investments in mortgage loans and mortgage-related securities and (b) recognized in our consolidated statements of operations, including losses on loans purchased and losses on certain credit guarantees.
(4)	Calculated as annualized credit losses divided by the average balance of mortgage loans recognized on our consolidated balance sheets and mortgage loans underlying our PCs and Structured Securities, excluding that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance presented in the table above measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of loss mitigation activities to the final resolution of delinquent mortgage loans as well as the disposition of non-performing assets. Our credit loss performance measure is based on charge-offs and REO expenses and differs from our provision for credit losses and losses on loans purchased. We expect our credit losses to increase in 2010, as our REO acquisition volume will likely remain high and market conditions, such as home prices and the rate of home sales, continue to remain weak, which may keep sales prices for REO properties depressed and thus cause our loss severity rates to remain relatively high.

As discussed in “MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” and “Loss Mitigation Activities,” we have implemented several suspensions in foreclosure transfers of owner-occupied homes that affected our charge-off and REO operations expenses. Further suspension or delay of foreclosure transfers and any imposed delay in the foreclosure process by regulatory or governmental agencies will cause a delay in our recognition of credit losses. The implementation of any governmental actions or programs that expand the ability of delinquent borrowers to

173	Freddie Mac

obtain modifications with concessions of past due principal or interest amounts, including legislative changes to bankruptcy laws, could also lead to higher charge-offs and increased credit losses.

Table 72 provides detail by region for charge-offs. Regional charge-off trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends.

Table 72 — Single-Family Charge-offs and Recoveries by Region(1)

	Year Ended December 31,
	2009			2008			2007
	Charge-offs,		Charge-offs,	Charge-offs,		Charge-offs,	Charge-offs,		Charge-offs,
	gross	Recoveries(2)	net	gross	Recoveries(2)	net	gross	Recoveries(2)	net
	(in millions)

Northeast	$854	$(194)	$660	$353	$(86)	$267	$50	$(21)	$29
Southeast	2,124	(557)	1,567	693	(193)	500	112	(60)	52
North Central	1,502	(393)	1,109	689	(191)	498	219	(92)	127
Southwest	484	(169)	315	234	(82)	152	90	(45)	45
West	4,697	(775)	3,922	1,472	(227)	1,245	57	(20)	37

Total	$9,661	$(2,088)	$7,573	$3,441	$(779)	$2,662	$528	$(238)	$290

(1)	See “Table 65 — Delinquency Rates” for a description of these regions.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements. Recoveries of charge-offs through credit enhancements are limited in many instances to amounts less than the full amount of the loss.

Single-family charge-offs, gross, for 2009 increased to $9.7 billion compared to $3.4 billion for 2008, primarily due to an increase in the volume of REO properties acquired at foreclosure and continued deterioration of residential real estate markets. The severity of charge-offs increased in 2009 due to overall declines in housing markets resulting in higher per-property losses. Our per-property loss severity during 2009 has been greatest in those states that experienced significant increases in property values during 2000 through 2006, such as California, Florida, Nevada and Arizona. Our average severity rates on REO dispositions during 2009 in California, Florida, Arizona and Nevada were 44%, 50%, 43% and 46%, respectively compared to 38.5% nationally. California also accounted for a significant amount of our credit losses and comprised approximately 32% of our total credit losses in 2009. In addition, although Alt-A loans comprised approximately 8% and 10% of our single-family mortgage portfolio as of December 31, 2009 and 2008, respectively, these loans have contributed approximately 44% and 50% of our credit losses during 2009 and 2008, respectively.

Table 73 presents data concerning the credit loss concentrations in our single-family mortgage portfolio as of December 31, 2009 and 2008, respectively.

Table 73 — Single-Family Credit Loss Concentration Analysis(1)

	Unpaid Principal Balance				Credit Losses(2)
	As of December 31,				As of December 31,
	2009		2008		2009		2008
Composition	Alt-A	Non Alt-A	Alt-A	Non Alt-A	Alt-A	Non Alt-A	Alt-A	Non Alt-A
	(in billions)				(in millions)

Year of loan origination
2009	$—	$438	$—	$—	$—	$2	$—	$—
2008	13	214	15	261	67	291	3	12
2007	46	227	57	291	1,438	1,384	583	369
2006	40	167	52	222	1,556	1,178	1,058	501
All Other	49	709	61	890	416	1,528	234	999

Total	$148	$1,755	$185	$1,664	$3,477	$4,383	$1,878	$1,881

State
California	$34	$250	$41	$218	$1,451	$1,087	$800	$343
Florida	15	107	18	107	533	610	207	174
Arizona	6	46	7	45	373	475	203	139
Nevada	4	18	4	19	263	212	111	41
Michigan	2	57	3	58	61	428	49	331
Illinois	6	90	8	86	94	165	32	46
Georgia	5	57	6	55	76	169	72	106

Subtotal	$72	$625	$87	$588	$2,851	$3,146	$1,474	$1,180
All other States	76	1,130	98	1,076	626	1,237	404	701

Total	$148	$1,755	$185	$1,664	$3,477	$4,383	$1,878	$1,881

(1)	Based on the single-family mortgage loans held by us and those underlying our issued PCs and Structured Securities less Structured Securities backed by Ginnie Mae Certificates and other guarantees of HFA bonds.
(2)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and the amount of REO operations expense in each of the respective periods and exclude interest foregone on nonperforming loans and other market-based credit losses recognized on our consolidated statements of operations.

174	Freddie Mac

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment and mortgages underlying our PCs, Structured Securities and other financial guarantees respectively. Determining the loan loss reserves associated with our mortgage loans, PCs and Structured Securities is complex and requires significant management judgment about matters that involve a high degree of subjectivity. This management estimate was inherently more difficult to perform during 2009 due to the absence of historical precedents relative to the current economic environment as well as uncertainty concerning the potential impacts of our temporary suspension of foreclosure transfers of occupied homes and loan modification initiatives under the MHA Program. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses and Reserve for Guarantee Losses” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for further information.

Table 74 summarizes our loan loss reserves activity for mortgage loans recognized on our consolidated balance sheets and for mortgages underlying our PCs and Structured Securities, in total.

Table 74 — Loan Loss Reserves Activity

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in millions)

Total Loan Loss Reserves:(1)
Beginning balance	$15,618	$2,822	$619	$548	$355
Provision (benefit) for credit losses	29,530	16,432	2,854	296	307
Charge-offs, gross(2)	(9,402)	(3,072)	(376)	(313)	(294)
Recoveries(3)	2,088	779	239	166	185
Transfers, net(4)	(3,977)	(1,343)	(514)	(78)	(5)

Ending balance	$33,857	$15,618	$2,822	$619	$548

Components of Loan Loss Reserves:
Single-family	$33,026	$15,341	$2,760	$592	$520
Multifamily	$831	$277	$62	$27	$28
Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	1.69%	0.81%	0.16%	0.04%	0.04%

(1)	Include reserves for loans held-for-investment and reserves for guarantee losses on PCs.
(2)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our consolidated balance sheets at the time of resolution. Charge-offs presented above exclude $280 million, $377 million and $156 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations.
(3)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	Consist primarily of: (a) the transfer of an amount of the recognized reserves for guaranteed losses related to PC pools associated with loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase; (b) approximately $375 million during 2009 related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; and (c) amounts attributable to uncollectible interest on mortgage loans recognized on our consolidated balance sheets and mortgages underlying our PCs and Structured Securities.

The amount of our total loan loss reserves that related to single-family mortgage loans was $33.0 billion and $15.3 billion as of December 31, 2009 and 2008, respectively, and the amount that related to multifamily loans was $831 million and $277 million, respectively. Our total loan loss reserves increased in both 2009 and 2008 as we recorded additional reserves primarily to reflect continued deterioration in economic indicators and increases in estimates of incurred losses based on higher delinquency rates and amounts of non-performing single-family and multifamily loans. We made a change in our methodology for estimating loan loss reserves for single-family loans during the second quarter of 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Estimates” to our consolidated financial statements for information on this change. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Provision for Credit Losses,” for a discussion of our 2009 and 2008 provision for credit losses.

Credit Risk Sensitivity

Our credit risk sensitivity analysis assesses the estimated increase in the net present value of expected single-family mortgage portfolio credit losses over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. Since we do not use this analysis for determination of our reported results under GAAP, this sensitivity analysis is hypothetical and may not be indicative of our actual results. We use an internally developed Monte Carlo simulation-based model to generate our credit risk sensitivity analysis. The Monte Carlo model uses a simulation program to generate numerous potential interest-rate paths that, in conjunction with a prepayment model, are used to estimate mortgage cash flows along each path. In the credit risk sensitivity analysis, we adjust the home price assumption used in the base case to estimate the amount of potential credit costs resulting from a

175	Freddie Mac

sudden decline in home prices. Our estimate of this measure of sensitivity, after considering recoveries of credit enhancements such as mortgage insurance and our assumptions about home price changes after the initial 5% decline, was $11.5 billion and $8.6 billion as of December 31, 2009 and 2008, respectively.

Table 75 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
	NPV(3)	NPV Ratio(4)	NPV(3)	NPV Ratio(4)
		(dollars in millions)

At:
December 31, 2009	$12,646	67.4 bps	$11,462	61.1 bps
September 30, 2009	$12,140	64.7 bps	$11,006	58.7 bps
June 30, 2009	$12,076	65.3 bps	$10,827	58.6 bps
March 31, 2009	$11,900	64.9 bps	$10,423	56.8 bps
December 31, 2008	$9,981	54.4 bps	$8,591	46.8 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family mortgage portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family mortgage portfolio, defined in note (3) above.

Interest Rate and Other Market Risks

For a discussion of our interest rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Operational risks are inherent in all of our business activities and can become apparent in various ways, including accounting or operational errors, business interruptions, fraud and failures of the technology used to support our business activities. Our risk of operational failure may be increased by vacancies or turnover in officer and key business unit positions and failed or inadequate internal controls. These operational risks may expose us to financial loss, interfere with our ability to sustain timely and reliable financial reporting, or result in other adverse consequences.

Our business decision making, risk management and financial reporting are highly dependent on our use of models. Although we have strengthened our model oversight and governance processes to validate model assumptions, code, theory and the system applications that utilize our models, the complexity of and recent changes in our models and the impact of the ongoing turmoil in the housing and credit markets create additional risk regarding the estimates and other output produced by our models.

Our primary business processing and financial accounting systems lack sufficient flexibility to handle all the complexities of, and changes in, our business transactions and related accounting policies and methods. This requires us to rely more extensively on spreadsheets and other end-user computing systems. These systems are likely to have a higher risk of operational failure and error than our primary systems, which are subject to our information technology general controls. We believe we are mitigating this risk through active monitoring of, and improvements to, controls over the development and use of end-user computing systems.

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of December 31, 2009. As of December 31, 2009, we had one material weakness which remained unremediated related to conservatorship, causing us to conclude that both our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2009. Given the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. In view of our mitigating activities related to the material weakness, we believe that our consolidated financial statements for the year ended December 31, 2009 have been prepared in conformity with GAAP. For additional information on our disclosure controls and procedures and related material weakness in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

Effective January 1, 2010, we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. We face significant operational risk with respect to the process and systems changes we have been required to make in connection with our adoption of these amendments. For more information, see “RISK FACTORS — Business and Operational Risks — We face additional risks related to our adoption of changes in accounting standards

176	Freddie Mac

related to securitization entities” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements — Accounting for Transfers of Financial Assets and Consolidation of VIEs” to our consolidated financial statements.

OUR PORTFOLIOS

Total Mortgage Portfolio

During 2009 and 2008, our total mortgage portfolio grew at an annualized rate of 2% and 5%, respectively. Our new business purchases consist of mortgage loans and non-Freddie Mac mortgage-related securities that are purchased for our mortgage-related investments portfolio or serve as collateral for our issued PCs and Structured Securities. During 2009, our purchases of fixed-rate product as a percentage of our total purchases increased while our purchases of ARMs and interest-only products decreased. Purchase volume associated with single-family refinance-loans was approximately $379 billion for 2009, or 80% of the single-family volume during the year. Our purchase volume of single-family refinance loans was higher in 2009 than in any year since 2003, a year in which interest rates for residential mortgages also moved sharply downward. We began to purchase refinance mortgages originated under the Freddie Mac Relief Refinance Mortgagesm program in April 2009 and purchased $34.7 billion in unpaid principal balance of these loans during 2009, which is included in our total 2009 refinance purchases noted above.

177	Freddie Mac

Table 76 provides information about our total mortgage portfolio at December 31, 2009, 2008 and 2007.

Table 76 — Total Mortgage Portfolio(1)

	December 31,
	2009	2008	2007
	(dollars in millions)

Total mortgage portfolio:
Mortgage-related investments portfolio:
Total single-family loans(2)	$54,878	$38,755	$24,589
Total multifamily loans(2)	83,938	72,721	57,569

Total mortgage loans	138,816	111,476	82,158

Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio:
Single-family PCs and Structured Securities	354,425	405,375	343,071
Single-family Structured Transactions	18,241	17,088	11,240
Multifamily PCs and Structured Securities	1,949	2,061	2,659

Total guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	374,615	424,524	356,970

Non Freddie Mac mortgage-related securities, agency	66,171	70,852	47,836
Non Freddie Mac mortgage-related securities, non-agency	175,670	197,910	233,849

Total non-Freddie Mac mortgage related securities	241,841	268,762	281,685

Total mortgage-related investments portfolio(3)	755,272	804,762	720,813

Guaranteed PCs and Structured Securities held by third parties:
Single-family PCs and Structured Securities(4)	1,470,231	1,381,531	1,363,613
Single-family Structured Transactions(5)	9,662	7,586	9,351
Multifamily PCs and Structured Securities(4)	12,328	12,768	7,999
Multifamily Structured Transactions(5)	3,046	829	900

Total guaranteed PCs and Structured Securities held by third parties	1,495,267	1,402,714	1,381,863

Total mortgage portfolio	$2,250,539	$2,207,476	$2,102,676

Mortgage-related investments portfolio:
Single-family loans	2%	2%	1%
Multifamily loans	4	3	3
PCs and Structured Securities	17	19	17
Non-Freddie Mac mortgage-related securities	11	12	13

Total mortgage-related investments portfolio	34	36	34
PCs and Structured Securities held by third parties	66	64	66

Total mortgage portfolio	100%	100%	100%

	December 31,
	2009	2008	2007
	(in millions)

Guaranteed PCs and Structured Securities:
Mortgage-related investments portfolio:
Single-class	$255,171	$293,597	$219,702
Multi-class	119,444	130,927	137,268

Total PCs and Structured Securities in our mortgage-related investments portfolio	374,615	424,524	356,970

Held by third parties:
Single-class	1,031,869	865,375	817,353
Multi-class	444,823	517,475	526,604
Other	18,575	19,864	37,906

Total PCs and Structured Securities held by third parties	1,495,267	1,402,714	1,381,863

Total guaranteed PCs and Structured Securities	$1,869,882	$1,827,238	$1,738,833

(1)	Based on unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled. For PCs and Structured Securities, the balance reflects reported security balances and not the unpaid principal balance of the underlying mortgage loans. Mortgage loans held in our mortgage-related investments portfolio reflect the unpaid principal balance of the loan.
(2)	Includes FHA/VA and other federally guaranteed loans in the amounts of $3.1 billion, $1.4 billion and $1.2 billion for single-family for the years 2009, 2008 and 2007, respectively, and $3 million, for multifamily for all three of these years.
(3)	See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for reconciliations of the mortgage-related investments portfolio amounts shown in this table to the amounts shown under such caption in conformity with GAAP on our consolidated balance sheets.
(4)	At December 31, 2009, includes $802 million of single-family guarantees and $14 million of multifamily guarantees issued under the TCLFI. This program was initiated in 2009.
(5)	At December 31, 2009, includes $3.1 billion of single-family Structured Transactions and $391 million of multifamily Structured Transactions issued under the NIBI. This program was initiated in 2009.

178	Freddie Mac

Table 77 provides information about our segment portfolios at December 31, 2009, 2008 and 2007.

Table 77 — Segment Portfolio Composition

	December 31,
	2009	2008	2007
	(in millions)

Segment Portfolios:
Investments — Mortgage-related investments portfolio:
Single-family mortgage loans	$54,878	$38,755	$24,589
Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio	374,362	424,220	356,731
Non-Freddie Mac mortgage-related securities in the mortgage-related investments portfolio	179,330	203,829	215,827

Total Investments — Mortgage-related investments portfolio	608,570	666,804	597,147
Single-family Guarantee — Credit guarantee portfolio:
Single-family PCs and Structured Securities in the mortgage-related investments portfolio	354,425	405,375	343,071
Single-family PCs and Structured Securities held by third parties(1)	1,470,231	1,381,531	1,363,613
Single-Family Structured Transactions in the mortgage-related investments portfolio	18,227	17,072	11,220
Single-Family Structured Transactions held by third parties(2)	8,727	6,513	8,103
Single-Family Structured Transactions backed by Ginnie Mae Certificates	949	1,089	1,268

Total Single-family Guarantee — Credit guarantee portfolio	1,852,559	1,811,580	1,727,275

Multifamily — Guarantee portfolio:
Multifamily PCs and Structured Securities(1)	14,277	14,829	10,658
Multifamily Structured Transactions(2)	3,046	829	900

Total Multifamily — Guarantee portfolio	17,323	15,658	11,558
Multifamily-investment securities portfolio	62,764	65,237	66,097
Multifamily-loan portfolio	83,938	72,721	57,569

Total Multifamily portfolios	164,025	153,616	135,224

Less: Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio(3)	(374,615)	(424,524)	(356,970)

Total mortgage portfolio	$2,250,539	$2,207,476	$2,102,676

(1)	At December 31, 2009, includes $802 million of single-family guarantees and $14 million of multifamily guarantees issued under the TCLFI. This program was initiated in 2009.
(2)	At December 31, 2009, includes $3.1 billion of single-family Structured Transactions and $391 million of multifamily Structured Transactions issued under the NIBI. This program was initiated in 2009.
(3)	The amount of our PCs and Structured Securities in the mortgage-related investments portfolio is included in both our segments’ mortgage-related and guarantee portfolios and thus deducted in order to reconcile to our total mortgage portfolio. These securities are managed by the Investments segment, which receives related interest income; however, the Single-family and Multifamily segments receive associated management and guarantee fees on these securities.

179	Freddie Mac

Table 78 summarizes purchases into our total mortgage portfolio.

Table 78 — Total Mortgage Portfolio Activity(1)

	Year Ended December 31,
	2009		2008		2007
	Purchase		Purchase		Purchase
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)

New business purchases:
Single-family mortgage purchases:
Conventional:
40-year amortizing fixed-rate	$56	—%	$627	—%	$1,546	—%
30-year amortizing fixed-rate	392,151	78	282,236	72	310,950	63
20-year amortizing fixed-rate	11,895	3	7,303	2	13,959	3
15-year amortizing fixed-rate	64,583	13	29,669	8	28,910	6
ARMs/adjustable-rate(2)	2,808	1	11,140	3	12,465	3
Interest-only(3)	845	—	23,102	6	97,778	20
Balloon/resets(4)	1	—	150	—	125	—
Conforming jumbo(5)	91	—	2,562	1	—	—
FHA/VA(6)	1,380	—	565	—	157	—
USDA Rural Development and other federally guaranteed loans	738	—	231	—	176	—

Total single-family(7)	474,548	95	357,585	92	466,066	95

Multifamily:
Conventional and other	16,557	3	23,972	6	21,645	4

Total multifamily	16,557	3	23,972	6	21,645	4

Total mortgage purchases	491,105	98	381,557	98	487,711	99

Non-Freddie Mac mortgage-related securities purchased for Structured Securities and other guarantees:
Single-family:
HFA bonds	3,915	1	—	—	—	—
Ginnie Mae Certificates	56	—	36	—	48	—
Structured Transactions	4,705	1	8,246	2	3,231	1
Multifamily:
HFA bonds	405	—	—	—	—	—
Structured Transactions(8)	1,980	—	—	—	200	—

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	11,061	2	8,282	2	3,479	1

Total single-family and multifamily mortgage purchases and total non-Freddie Mac mortgage-related securities purchased for Structured Securities	$502,166	100%	$389,839	100%	$491,190	100%

Non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio:
Agency securities:
Fannie Mae:
Fixed-rate	$43,298		$49,534		$2,170
Variable-rate	2,697		18,519		9,863

Total Fannie Mae	45,995		68,053		12,033

Ginnie Mae fixed-rate	27		8		—

Total agency mortgage-related securities	46,022		68,061		12,033

Non-agency securities:
Single-family
Single-family:
Fixed-rate	—		—		881
Variable-rate	—		618		49,563

Total single-family	—		618		50,444

Commercial mortgage-backed securities:
Fixed-rate	—		713		3,558
Variable-rate	—		703		18,526

Total commercial mortgage-backed securities	—		1,416		22,084

Mortgage revenue bonds:
Fixed-rate	180		81		1,813
Variable-rate	—		—		—

Total mortgage revenue bonds	180		81		1,813

Manufactured Housing:
Variable-rate	—		—		127

Total Manufactured Housing	—		—		127

Total non-agency mortgage-related securities	180		2,115		74,468

Total non-Freddie Mac mortgage-related securities purchased into the mortgage-related investments portfolio	46,202		70,176		86,501

Total new business purchases	$548,368		$460,015		$577,691

Mortgage purchases with credit enhancements(9)	8%		21%		21%
Mortgage liquidations	$470,206		$319,546		$298,089
Mortgage liquidations rate (annualized)(10)	21%		15%		16%
Freddie Mac securities repurchased into the mortgage-related investments portfolio:
Single-family:
Fixed-rate	$176,974		$192,701		$111,976
Variable-rate	5,414		26,344		26,800
Multifamily:
Fixed-rate	—		111		2,283

Total Freddie Mac securities repurchased into the mortgage-related investments portfolio	$182,388		$219,156		$141,059

(1)	Based on unpaid principal balances. Excludes mortgage loans and mortgage-related securities traded but not yet settled. Also excludes net additions to the mortgage-related investments portfolio for delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during 2007, 2008 or 2009.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed and variable-rate interest-only loans.
(4)	Represents mortgages whose terms require lump sum principal payments on contractually determined future dates unless the borrower qualifies for and elects an extension of the maturity date at an adjusted interest rate.
(5)	Consists principally of loans purchased in excess of $417,000 during 2008 and 2009. For more information on conforming jumbo mortgages, see “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Loan and Security Purchases.”
(6)	Excludes FHA/VA loans that back Structured Transactions.
(7)	Includes $26.3 billion in purchases of super-conforming mortgages during 2009. The super-confirming mortgages purchased in 2009 have been allocated to the appropriate single-family conventional classification. For more information, see “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Loan and Security Purchases.”
(8)	Represents the securitization of previously purchased multifamily mortgage loans.
(9)	Based on the total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities that is backed by Ginnie Mae Certificates.
(10)	Based on the total mortgage portfolio.

180	Freddie Mac

Guaranteed PCs and Structured Securities

Guaranteed PCs and Structured Securities represent the unpaid principal balances of the mortgage-related securities we issue or mortgages we otherwise guarantee. We create Structured Securities primarily by resecuritizing our PCs or previously issued Structured Securities. We do not charge a management and guarantee fee for Structured Securities backed by our PCs or previously issued Structured Securities, because the underlying collateral is already guaranteed, so there is no incremental credit risk to us as a result of resecuritization. We also issue Structured Securities to third parties in exchange for non-Freddie Mac mortgage-related securities, which we refer to as Structured Transactions. See “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment” and “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for information on our PCs and Structured Securities, including Structured Transactions.

We provide long-term stand-by commitments to certain of our customers, which obligate us to purchase delinquent loans that are covered by those agreements. These financial guarantees of non-securitized mortgage loans totaled $5.1 billion and $10.6 billion at December 31, 2009 and 2008, respectively. Under these commitments, we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We terminated $5.7 billion and $19.9 billion of our previously issued long-term stand-by commitments in 2009 and 2008, respectively. The majority of the loans previously covered by these commitments were subsequently securitized as PCs or Structured Securities. We include other financial guarantees of both multifamily and single-family mortgages, including long-term stand-by commitments, in the reported activity and balances of our guaranteed PCs and Structured Securities and total mortgage portfolio. See “NOTE 3: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” to our consolidated financial statements for further information about other mortgage-related guarantees.

181	Freddie Mac

Table 79 presents the distribution of underlying mortgage assets for our PCs, Structured Securities and other mortgage-related guarantees.

Table 79 — Issued Guaranteed PCs and Structured Securities(1)

	December 31,
	2009	2008	2007
	(in millions)

Single-family:
Conventional:
40-year amortizing fixed-rate	$1,601	$1,894	$1,762
30-year amortizing fixed-rate	1,319,224	1,214,871	1,089,450
20-year amortizing fixed-rate	57,977	67,215	72,225
15-year amortizing fixed-rate	243,011	246,089	272,490
ARMs/adjustable-rate	61,548	80,771	91,219
Option ARMs(2)	1,388	1,551	1,853
Interest-only(3)	130,867	159,645	159,028
Balloon/resets	5,266	10,967	17,242
Conforming jumbo(4)	1,629	2,475	—
HFA bonds(5)	802	—	—
FHA/VA	1,178	1,310	1,283
USDA Rural Development and other federally guaranteed loans	165	118	132

Total single-family(6)	1,824,656	1,786,906	1,706,684
Multifamily:
Conventional and other	14,263	14,829	10,658
HFA bonds(7)	14	—	—

Total multifamily	14,277	14,829	10,658
Structured Securities backed by non-Freddie Mac mortgage-related securities:
HFA bonds(8)—
Single-family	3,113	—	—
Multifamily	391	—	—

Total HFA bonds	3,504	—	—
Ginnie Mae Certificates(9)	949	1,089	1,268
Structured Transactions(10)	26,496	24,414	20,223

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	30,949	25,503	21,491

Total guaranteed PCs and Structured Securities	$1,869,882	$1,827,238	$1,738,833

(1)	Based on unpaid principal balances and excludes mortgage-related securities traded, but not yet settled. Also includes long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when these loans meet certain delinquency criteria.
(2)	Excludes option ARM mortgage loans that back our Structured Transactions. See endnote (9) for additional information.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed and variable-rate interest-only loans.
(4)	Consists principally of loans purchased in excess of $417,000 during 2008. For more information on conforming jumbo mortgages, see “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Loan and Security Purchases.”
(5)	Excludes $2.5 billion of single-family commitments under the HFA initiative that had not settled as of December 31, 2009.
(6)	There were $25.1 billion of super-conforming mortgages underlying our guaranteed PCs and Structured Securities as of December 31, 2009. The super-conforming mortgages underlying our guaranteed PCs and Structured Securities have been allocated to the appropriate single-family conventional classification. For more information, see “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Loan and Security Purchases.”
(7)	Excludes $0.6 billion of multifamily commitments under the HFA initiative that had not settled as of December 31, 2009.
(8)	Excludes $3.1 billion and $1.0 billion of single-family and multifamily commitments, respectively, under the HFA initiative that had not settled as of December 31, 2009.
(9)	Ginnie Mae Certificates that underlie the Structured Securities are backed by FHA/VA loans.
(10)	Represents Structured Securities backed by non-agency securities that include prime, FHA/VA and subprime mortgage loans, but excludes those backed by HFA bonds shown separately above. Includes $9.6 billion, $10.8 billion and $12.8 billion of securities backed by option ARM mortgage loans at December 31, 2009, 2008 and 2007, respectively.

182	Freddie Mac

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity, or PCs and Structured Securities, for which we record guarantee assets and obligations, but the related securitized assets are owned by third parties. These off-balance sheet arrangements may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets.

PCs and Structured Securities

As discussed in “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment,” we guarantee the payment of principal and interest on PCs and Structured Securities we issue. Mortgage-related assets that back PCs and Structured Securities held by third parties are not reflected as assets on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements” to our consolidated financial statements for information on recently issued accounting standards, that will result in our recording most of these securitizations on our consolidated balance sheets commencing in the first quarter of 2010. This will significantly reduce the amount of our off-balance sheet arrangements.

In some cases, we share the risks of our credit guarantee activity with third parties through the use of primary mortgage insurance, pool insurance and other credit enhancements. “NOTE 3: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” to our consolidated financial statements provides information about our guarantees, including details related to credit protections and maximum coverages that we obtain through credit enhancements. Also, see “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” for more information.

We also resecuritize our PCs and issue single- and multi-class Structured Securities and subsequently transfer such Structured Securities to third parties in exchange for cash, PCs or other mortgage-related securities. We earn resecuritization fees in connection with the creation of certain Structured Securities. We resecuritized a total of $382 billion, $507 billion and $457 billion of Structured Securities during 2009, 2008 and 2007, respectively. The increase of our principal credit risk exposure on Structured Securities relates only to that portion of resecuritized assets that consists of non-Freddie Mac mortgage-related securities.

In addition, we enter into long-term standby commitments for mortgage assets held by third parties that require that we purchase loans from lenders when the loans subject to these commitments meet certain delinquency criteria. We included these transactions in the reported activity and balances of our PCs and Structured Securities. Long-term standby commitments represented approximately 1%, 1% and 2% of the balance of our PCs and Structured Securities as of December 31, 2009, 2008 and 2007, respectively.

Our maximum potential off-balance sheet exposure to credit losses relating to our PCs, Structured Securities and other mortgage-related financial guarantees is primarily represented by the unpaid principal balance of the related loans and securities held by third parties, which was $1,495 billion, $1,403 billion and $1,382 billion at December 31, 2009, 2008 and 2007, respectively. Based on our historical credit losses, which in 2009, 2008 and 2007 averaged approximately 40.8, 20.1 and 3.0 basis points, respectively, of the aggregate unpaid principal balance of our PCs and Structured Securities, we do not believe that the maximum exposure is representative of our actual exposure on these guarantees. The maximum exposure does not take into consideration the recovery we would receive through exercising our rights to the collateral backing the underlying loans nor the available credit enhancements, which include recourse and primary insurance with third parties. In addition, we provide for incurred losses each period on these guarantees within our provision for credit losses. The credit losses we experienced from mortgages underlying our PCs and Structured Securities accelerated during 2009 due to increased rates of delinquency and foreclosure transfers. See “RISK FACTORS — Competitive and Market Risks” for further information. The accounting policies and fair value estimation methodologies we apply to our credit guarantee activities significantly affect the volatility of our reported earnings. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss)” for an analysis of the effects of our credit guarantee activities on our consolidated statements of operations.

We established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. We receive trust management income, which represents the fees we earn as master servicer, issuer, trustee and administrator for our PCs and Structured Securities. These fees, which are included in our non-interest income, are derived from interest earned on principal and interest cash flows held in the trusts between the time funds are remitted to the trusts by servicers and the date the funds are distributed to our PC and Structured Securities holders. The trust management income is offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We have off-balance sheet exposure to the trusts of the same maximum amount that applies to our credit risk of our outstanding guarantees; however, we also have exposure to the trusts and

183	Freddie Mac

applicable institutional counterparties for any investment losses that are incurred in our role as the securities administrator for the trusts. In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally recognized statistical rating organization. During 2008, we recognized $1.1 billion of losses on investment activity associated with our role as securities administrator for the trusts as a result of the Lehman short-term transactions. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Expense — Securities Administrator Loss on Investment Activity” for further information. As of December 31, 2009, the investments of the trusts were in cash and other financial instruments categorized as cash equivalents.

Other

We extend other guarantees and provide indemnification to counterparties for breaches of standard representations and warranties in contracts entered into in the normal course of business based on an assessment that the risk of loss would be remote. See “NOTE 3: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” to our consolidated financial statements for additional information.

We are a party to numerous entities that are considered to be VIEs in accordance with the accounting standards on the consolidation of VIEs. These VIEs include low-income multifamily housing tax credit partnerships, certain Structured Transactions and certain asset-backed investment trusts. See “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements for additional information related to our significant variable interests in these VIEs, including those not consolidated within our financial statements.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives and their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business which we principally fulfill by executing PC guarantees in swap transactions and through cash purchases of loans and, to a lesser extent, commitments to purchase multifamily mortgage loans and revenue bonds that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $325.9 billion, $216.5 billion and $173.4 billion at December 31, 2009, 2008 and 2007, respectively. Such commitments are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans.

On September 6, 2008, the Director of FHFA placed us into conservatorship. On September 7, 2008, the Conservator entered into the Purchase Agreement with the Treasury for senior preferred stock and a warrant for our common stock in return for the Treasury’s commitment in the Purchase Agreement. See “EXECUTIVE SUMMARY — Government Support for our Business” for further information on these arrangements.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and related pass-through securities, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $12.4 billion, $12.3 billion and $8.0 billion at December 31, 2009, 2008 and 2007, respectively. The majority of these liquidity guarantees are in effect at December 31, 2009 and some have forward start dates. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents equal to the amount of these commitments that are effective as of December 31, 2009 and 2008. At December 31, 2009, 2008 and 2007, there were no liquidity guarantee advances outstanding. Advances under our liquidity guarantees would typically mature in 60 to 120 days. In addition, as part of the HFA initiative, we together with Fannie Mae provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days.

CONTRACTUAL OBLIGATIONS

Table 80 provides aggregated information about the listed categories of our contractual obligations as of December 31, 2009. These contractual obligations affect our short- and long-term liquidity and capital resource needs. The table includes information about undiscounted future cash payments due under these contractual obligations, aggregated by type of contractual obligation, including the contractual maturity profile of our debt securities and other liabilities reported on our consolidated balance sheet and our operating leases at December 31, 2009. The timing of actual future payments may differ from those presented due to a number of factors, including discretionary debt repurchases. Our contractual obligations include other purchase obligations that are enforceable and legally binding. For purposes of this table, purchase obligations are included through the termination date specified in the respective agreement, even if the contract is renewable. Many of

184	Freddie Mac

our purchase agreements for goods or services include clauses that would allow us to cancel the agreement prior to the expiration of the contract within a specified notice period; however, this table includes these obligations without regard to such termination clauses (unless we have provided the counterparty with actual notice of our intention to terminate the agreement).

In Table 80, the amounts of future interest payments on debt securities outstanding at December 31, 2009 are based on the contractual terms of our debt securities at that date. These amounts were determined using the key assumptions that: (a) variable-rate debt continues to accrue interest at the contractual rates in effect at December 31, 2009 until maturity; and (b) callable debt continues to accrue interest until its contractual maturity. The amounts of future interest payments on debt securities presented do not reflect certain factors that will change the amounts of interest payments on our debt securities after December 31, 2009, such as: (a) changes in interest rates; (b) the call or retirement of any debt securities; and (c) the issuance of new debt securities. Accordingly, the amounts presented in the table do not represent a forecast of our future cash interest payments or interest expense.

Table 80 excludes the following items:

•	any future cash payments associated with the liquidation preference of the senior preferred stock, as well as the quarterly commitment fee and the dividends on the senior preferred stock because the timing and amount of any such future cash payments are uncertain. Beginning on March 31, 2011, we are required to pay a quarterly commitment fee to Treasury, which will accrue beginning on January 1, 2011. We are required to pay this fee, unless waived by Treasury, each quarter for as long as the Purchase Agreement is in effect. The amount of this fee must be determined on or before December 31, 2010. See “BUSINESS — Conservatorship and Related Developments” for additional information regarding the Purchase Agreement;

•	future payments related to our guarantee obligation, because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain;

•	future contributions to our Pension Plan, as we have not yet determined whether a contribution is required for 2010. See “NOTE 16: EMPLOYEE BENEFITS” to our consolidated financial statements for additional information about contributions to our Pension Plan;

•	future cash settlements on derivative agreements not yet accrued, because the amount and timing of such payments are dependent upon changes in the underlying financial instruments in response to items such as changes in interest rates and foreign exchange rates and are therefore uncertain;

•	future dividends on the preferred stock we issued, because dividends on these securities are non-cumulative. The classes of preferred stock issued by our two consolidated REIT subsidiaries pay dividends that are cumulative. However, dividends on the REIT preferred stock are excluded because the timing of these payments is dependent upon approval by Treasury and FHFA and declaration by the boards of directors of the REITs; and

•	the guarantee arrangements pertaining to multifamily housing revenue bonds, where we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” because the amount and timing of such payments are generally contingent upon the occurrence of future events and are therefore uncertain.

185	Freddie Mac

Table 80 — Contractual Obligations by Year at December 31, 2009

	Total	2010	2011	2012	2013	2014	Thereafter
	(in millions)

Long-term debt(1)	$566,780	$105,729	$135,514	$94,362	$47,386	$53,372	$130,417
Short-term debt(1)	238,293	238,293	—	—	—	—	—
Interest payable(2)	81,983	17,044	12,536	10,157	7,760	6,219	28,267
Other liabilities reflected on our consolidated balance sheet:
Other contractual liabilities(3)(4)(5)	3,278	3,035	53	15	16	10	149
Purchase obligations:
Purchase commitments(6)	7,970	7,970	—	—	—	—	—
Other purchase obligations	324	262	34	20	5	1	2
Operating lease obligations	74	19	11	7	7	7	23

Total specified contractual obligations	$898,702	$372,352	$148,148	$104,561	$55,174	$59,609	$158,858

(1)	Represents par value. Callable debt is included in this table at its contractual maturity. For additional information about our debt, see “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS” to our consolidated financial statements.
(2)	Includes estimated future interest payments on our short-term and long-term debt securities. Also includes accrued interest payable recorded on our consolidated balance sheet, which consists primarily of the accrual of interest on short-term and long-term debt as well as the accrual of periodic cash settlements of derivatives, netted by counterparty.
(3)	Other contractual liabilities primarily represent future cash payments due under our contractual obligations to make delayed equity contributions to LIHTC partnerships and payables to the trusts established for the administration of cash remittances received related to the underlying assets of our PCs and Structured Securities issued.
(4)	Accrued obligations related to our defined benefit plans, defined contribution plans and executive deferred compensation plan are included in the Total and 2010 columns. However, the timing of payments due under these obligations is uncertain. See “NOTE 16: EMPLOYEE BENEFITS” to our consolidated financial statements for additional information.
(5)	As of December 31, 2009, we have recorded tax liabilities for unrecognized tax benefits totaling $805 million and allocated interest of $233 million. These amounts have been excluded from this table because we cannot estimate the years in which these liabilities may be settled. See “NOTE 15: INCOME TAXES” to our consolidated financial statements for additional information.
(6)	Purchase commitments represent our obligations to purchase mortgage loans and mortgage-related securities from third parties. The majority of purchase commitments included in this caption are accounted for as derivatives in accordance with the accounting standards for derivatives and hedging.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts of our assets, liabilities, income and expenses. Certain of our accounting policies, as well as estimates we make, are “critical,” as they are both important to the presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments and estimates, often regarding matters that are inherently uncertain. Actual results could differ from our estimates and the use of different judgments and assumptions related to these policies and estimates could have a material impact on our consolidated financial statements.

Our critical accounting policies and estimates relate to: (a) valuation of a significant portion of assets and liabilities; (b) allowances for loan losses and reserve for guarantee losses; (c) application of the static effective yield method to amortize the guarantee obligation; (d) application of the effective interest method; (e) impairment recognition on investments in securities and LIHTC partnership investments; and (f) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements.

Valuation of a Significant Portion of Assets and Liabilities

A significant portion of our assets and liabilities within our consolidated financial statements is based on fair value, including (i) mortgage-related and non-mortgage related securities, (ii) mortgage loans held-for-sale, (iii) derivative instruments, (iv) guarantee asset, (v) guarantee obligation, (vi) debt securities denominated in foreign currencies, (vii) REO less estimated costs to sell and (viii) impaired LIHTC partnership investments. For certain of these assets and liabilities, which are complex in nature, the measurement of fair value requires significant management judgments and assumptions. These judgments and assumptions, as well as changes in market conditions, may have a material effect on our GAAP consolidated balance sheets and statements of operations as well as our consolidated fair value balance sheets.

Fair value affects our statements of operations in the following ways:

•	For certain financial instruments that are recorded in the GAAP consolidated balance sheets at fair value, changes in fair value are recognized in current period earnings. These include:

—	mortgage-related securities classified as trading, which are recorded in gains (losses) on investment activity;

—	derivatives with no hedge designation, which are recorded in derivative gains (losses);

—	the guarantee asset, which is recorded in gains (losses) on guarantee asset; and

—	debt securities recorded at fair value, which are recorded in gains (losses) on debt recorded at fair value.

186	Freddie Mac

•	For other financial instruments that are recorded in the GAAP consolidated balance sheets at fair value, changes in fair value are deferred, net of tax, in AOCI. These include:

—	mortgage-related and non-mortgage related securities classified as available-for-sale, which are initially measured at fair value with deferred gains and losses recognized in AOCI. These deferred gains and losses may affect earnings over time through amortization, sale or impairment recognition; and

—	changes in derivatives that were designated in cash flow hedge accounting relationships. The deferred gains and losses on closed cash flow hedges are reclassified from AOCI and recognized in earnings as the originally forecasted transactions affect earnings. If it is probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI is reclassified to earnings immediately.

•	Our guarantee obligation is initially recorded at an amount equal to the fair value of compensation received in the related securitization transaction, but is not remeasured at fair value on a recurring basis. This obligation affects earnings over time through amortization to income on guarantee obligation.

•	Mortgage loans purchased under our financial guarantees result in recognition of losses on loans purchased when the fair values of the purchased loans are less than our acquisition basis in the loans at the date of purchase.

•	Mortgage loans held for sale include single-family and certain multifamily mortgage loans. We carry single-family mortgage loans held for sale at the lower of cost or fair value. We elected the fair value option for multifamily mortgage loans held for sale purchased through our Capital Market Execution program and account for these loans at fair value. Changes in fair value are recorded through earnings in gains (losses) on investments.

•	REO is initially recorded at fair value less estimated costs to sell and is subsequently carried at the lower of cost or fair value. When a loan is transferred to REO, losses are charged-off against the allowance for loan losses at the time of transfer and gains are recognized immediately in earnings. Subsequent declines in fair value are recorded through earnings (losses) in REO operations income (expense).

•	Our investments in LIHTC partnerships are reported as consolidated entities or equity method investments in the GAAP financial statements. When equity investments in LIHTC partnerships are determined to be impaired, we write down the carrying value of these investments to their fair value, and recognize impairment through non-interest income (loss) — low-income housing tax credit partnerships. Impairment of consolidated LIHTC investments is recorded to other expenses.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for further information.

Fair Value Measurements

The amendment to the accounting standards for fair value measurements and disclosures, which we adopted on January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Upon adoption of this amendment, we began estimating the fair value of our newly issued guarantee obligations at their inception using the practical expedient provided by the accounting standards for guarantees. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, subsequent to January 1, 2008, we no longer record estimates of deferred gains or immediate, “day one” losses on most guarantees. In addition, amortization of the guarantee obligation now more closely follows our economic release from risk under the guarantee. All unamortized amounts recorded prior to January 1, 2008 continue to be deferred and amortized using the static effective yield method. Valuation of the guarantee obligation subsequent to initial recognition uses current pricing assumptions and related inputs. For information regarding our fair value methods and assumptions, see “NOTE 18: FAIR VALUE DISCLOSURES” to our consolidated financial statements.

Determination of Fair Value

The accounting standards for fair value measurements and disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based on the inputs a market participant would use at the measurement date. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect assumptions based on the best information available under the circumstances. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, or in situations where there is little, if any, market activity for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs, where available, and minimize the use of unobservable inputs.

187	Freddie Mac

The three levels of the fair value hierarchy under the accounting standards for fair value measurements and disclosures are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2:	Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted market prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3:	Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

We categorize assets and liabilities measured and reported at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we review ranges of third party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable in active markets or whether the markets are inactive.

Our Level 1 financial instruments consist of exchange-traded derivatives and Treasury bills, where quoted prices exist for the exact instrument in an active market.

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

Our Level 3 assets primarily consist of non-agency residential mortgage-related securities, CMBS, our guarantee asset, and mortgage loans held-for-sale. While the non-agency mortgage-related securities market remained weak during 2009 with low transaction volumes, wide credit spreads and limited transparency, we value our non-agency mortgage-related securities based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding to us or our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We generally have discussions with our dealers and pricing service vendors on a quarterly basis to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are not valid based on our validation processes. See “Controls over Fair Value Measurement” for information on our validation processes.

We consider credit risk in the valuation of our assets and liabilities with the credit risk of the counterparty considered in asset valuations and our own institutional credit risk considered in liability valuations. For foreign-currency denominated debt with the fair value option elected, we considered our own credit risk as a component of the fair value determination. The total fair value change was a net gain (loss) of $(0.4) billion and $0.4 billion during 2009 and 2008, respectively. Of these amounts, $(0.2) billion and $0.3 billion was attributable to changes in the instrument-specific credit risk during 2009 and 2008, respectively. The changes in fair value attributable to changes in instrument-specific credit risk were determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

For multifamily held-for-sale loans with the fair value option elected, we consider the ability of the underlying property to generate sufficient cash flow to service the debt. We recorded $(81) million and $(14) million from the change in fair value in gains (losses) on investment activity in our consolidated statements of operations during 2009 and 2008, respectively. Of these amounts, $24 million and ($69) million were attributable to changes in the instrument-specific credit

188	Freddie Mac

risk for 2009 and 2008, respectively, offsetting changes attributable to interest-rate risk. The gains and losses attributable to changes in instrument-specific credit risk related to our multifamily held-for-sale loans were determined primarily from the changes in OAS level.

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

For a description of how we determine the fair value of our guarantee asset, see “NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” to our consolidated financial statements. At December 31, 2009 and 2008, the total unpaid principal balance of PCs and Structured Securities outstanding was $1.9 trillion and $1.8 trillion, respectively. At December 31, 2009 and 2008, we owned $374.6 billion and $424.5 billion, respectively, of PCs and Structured Securities, or 20% and 23%, respectively, of the total PCs and Structured Securities outstanding. There are inherent limitations when trying to extrapolate an amount of the total fair value of the guarantee asset and obligation attributable to the PCs and Structured Securities we own. The credit performance of each pool differs, based on the underlying characteristics of the loans, vintage, seasoning, and other factors that cannot be accurately factored into a pro-rata allocation. As a result, a simple pro-rata allocation of the fair value of our guarantee asset and obligation based on the percentage of PCs and Structured Securities we hold relative to total PCs and Structured Securities outstanding will not necessarily provide a reasonable proxy for the adjustment to the fair value of our PCs and Structured Securities necessary to derive the fair value of an unguaranteed security.

Our valuation process and related fair value hierarchy assessments require us to make judgments regarding the liquidity of the marketplace. These judgments are based on the volume of securities traded in the marketplace, the width of bid/ask spreads and dispersion of prices on similar securities. As previously mentioned, we have observed a significant reduction in liquidity within the non-agency mortgage-related security markets. We continue to utilize the prices provided to us by various pricing services and dealers and believe that the procedures executed by the pricing services and dealers, combined with our internal verification process, ensure that the prices used to develop the financial statements are in accordance with the guidance in the accounting standards for fair value measurements and disclosures.

We periodically evaluate our valuation techniques and may change them to improve our fair value estimates, to accommodate market developments or to compensate for changes in data availability and reliability or other operational constraints. We review a range of market quotes from pricing services or dealers and perform analysis of internal valuations on a monthly basis to confirm the reasonableness of the valuations. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” for a discussion of market risks and our interest-rate sensitivity measures, PMVS and duration gap. In addition, see “NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” to our consolidated financial statements for a sensitivity analysis of the fair value of our guarantee asset and other retained interests and the key assumptions utilized in fair value measurements.

189	Freddie Mac

Table 81 below summarizes our assets and liabilities measured at fair value on a recurring basis by level in the valuation hierarchy at December 31, 2009.

Table 81 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At December 31, 2009
	Total GAAP
	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$223,467	—%	91%	9%
Subprime	35,721	—	—	100
Commercial mortgage-backed securities	54,019	—	—	100
Option ARM	7,236	—	—	100
Alt-A and other	13,407	—	—	100
Fannie Mae	35,546	—	99	1
Obligations of states and political subdivisions	11,477	—	—	100
Manufactured housing	911	—	—	100
Ginnie Mae	347	—	99	1

Total mortgage-related securities	382,131	—	62	38
Non-mortgage-related securities:
Asset-backed securities	2,553	—	100	—

Total available-for-sale securities, at fair value	384,684	—	63	37
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	170,955	—	98	2
Fannie Mae	34,364	—	96	4
Ginnie Mae	185	—	85	15
Other	28	—	—	100

Total mortgage-related securities	205,532	—	98	2
Non-mortgage-related securities:
Asset-backed securities	1,492	—	100	—
Treasury Bills	14,787	100	—	—
FDIC-guaranteed corporate medium-term notes	439	—	100	—

Total non-mortgage-related securities	16,718	88	12	—

Total trading securities, at fair value	222,250	7	91	2

Total investments in securities	606,934	3	73	24
Mortgage Loans:
Held-for-sale, at fair value	2,799	—	—	100
Derivative assets, net(1)	215	—	99	1
Guarantee asset, at fair value	10,444	—	—	100

Total assets carried at fair value on a recurring basis(1)	$620,392	2	73	25

Liabilities:
Debt securities recorded at fair value	$8,918	—	100	—
Derivative liabilities, net(1)	589	—	97	3

Total liabilities carried at fair value on a recurring basis(1)	$9,507	—	98	2

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At December 31, 2009 and 2008, we measured and recorded on a recurring basis $161.5 billion and $113.3 billion, or approximately 25% and 16% of total assets, respectively, at fair value using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 assets at December 31, 2009 primarily consist of non-agency residential mortgage-related securities, CMBS and our guarantee asset. We also measured and recorded on a recurring basis $554 million and $37 million, or 2% and less than 1% of total liabilities at December 31, 2009 and 2008, respectively, at fair value using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 liabilities consist of derivative liabilities, net.

During 2009, our Level 3 assets increased by $48.1 billion primarily due to the transfer of CMBS securities from Level 2 to Level 3 given the continued weakness in the market for non-agency CMBS, as evidenced by low transaction volumes and wide spreads, as investor demand for these assets remained limited. As a result, we continued to observe significant variability in the quotes received from dealers and third-party pricing services. Consequently, we transferred $46.4 billion of Level 2 assets to Level 3 during 2009. These transfers were primarily within non-agency CMBS in the first quarter of 2009 where inputs that are significant to their valuation became limited or unavailable, as previously discussed.

190	Freddie Mac

We recorded a gain of $4.4 billion, primarily in AOCI, on these transferred assets during 2009, which were included in our Level 3 reconciliation. We believe that the cumulative unrealized losses on non-agency CMBS at December 31, 2009 were principally a result of decreased liquidity and larger risk premiums in the non-agency mortgage market. We concluded that the unrealized losses on such securities were temporary, as we do not intend to sell these securities, it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses and we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities. See “NOTE 6: INVESTMENTS IN SECURITIES — Evaluation of Other-Than-Temporary Impairments” to our consolidated financial statements for further information about our evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairments.

During 2008, our Level 3 assets increased significantly because the market for non-agency mortgage-related securities backed by subprime, Alt-A and option ARM mortgage loans continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. As a result, we have observed more variability in the quotes received from dealers and third-party pricing services. Consequently, we transferred $156.2 billion of Level 2 assets to Level 3 during 2008. These transfers were primarily within non-agency mortgage-related securities backed by subprime, Alt-A and option ARM mortgage loans where inputs that are significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs as the markets have become significantly less active, requiring higher degrees of judgment to extrapolate fair values from limited market benchmarks. We recorded $30.1 billion of additional losses on available-for-sale securities, within earnings and AOCI, on these transferred assets during 2008, which were included in our Level 3 reconciliation.

See “NOTE 18: FAIR VALUE DISCLOSURES — Table 18.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” to our consolidated financial statements for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “RISK MANAGEMENT — Credit Risks” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 28 — Characteristics of Mortgage-Related Securities.”

Controls over Fair Value Measurement

To ensure that fair value measurements are appropriate and reliable, we employ control processes to validate the techniques and models we use. These control processes include review and approval of new transaction types, price verification and review of valuation judgments, methods, models, process controls and results. Groups independent of our trading and investing function, including Enterprise Valuation & Risk Control and the Valuation Committee, participate in the review and validation process. The Valuation Committee includes senior representation from business areas, our Enterprise Risk Oversight division and our Finance division.

Our Enterprise Valuation & Risk Control group performs monthly independent verification of fair value measurements by comparing the methodology driven price to other market source data (to the extent available), and uses independent analytics to determine if assigned fair values are reasonable. Enterprise Valuation & Risk Control’s review targets coverage across all products with increased attention to higher risk/impact valuations. Validation processes are intended to ensure that the individual prices we receive from third parties are consistent with our observations of the marketplace and prices that are provided to us by other dealers or pricing services. Where applicable, prices are back-tested by comparing the settlement prices to where fair values were measured. Analytical procedures include automated checks of prices for reasonableness based on variations from prices in previous periods, comparisons of prices to internally calculated expected prices, based on market moves, and relative value comparisons based on specific characteristics of securities. To the extent that we determine that a price is outside of established parameters, we will further examine the price, including follow up discussions with the specific pricing service or dealer and ultimately not use that price if we are not able to determine the price is valid. The prices provided to us consider the existence of credit enhancements, including monoline insurance coverage and the current lack of liquidity in the marketplace. These processes are executed prior to the use of the prices in the financial statements.

Where models are employed to assist in the measurement of fair value, material changes made to those models during the periods presented are put through the corporate model change governance process. Inputs used by those models are regularly updated for changes in the underlying data, assumptions, valuation inputs, or market conditions.

The Fair Value Option for Financial Assets and Financial Liabilities

We adopted the fair value option for certain eligible financial instruments at January 1, 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value in order to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effect of the first measurement to fair value is reported as a cumulative-effect adjustment to the beginning balance of retained earnings (accumulated deficit). We elected the fair value option for certain available-for-

191	Freddie Mac

sale mortgage-related securities that were identified as an economic offset to the changes in fair value of the guarantee asset caused by interest rate movements, foreign-currency denominated debt and investments in securities classified as available-for-sale securities and identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets. As a result of the adoption of the fair value option, we recognized a $1.0 billion after-tax increase to our beginning retained earnings (accumulated deficit) at January 1, 2008. In addition, during the third quarter of 2008, we elected the fair value option for certain multifamily held-for-sale mortgage loans. For additional information on the impact of the election of the fair value option, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” to our consolidated financial statements. For information regarding our fair value methods and assumptions, see “NOTE 18: FAIR VALUE DISCLOSURES” to our consolidated financial statements.

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

To calculate the loan loss reserves for the single-family loan portfolio, we aggregate homogeneous loans into pools based on common underlying characteristics, using a statistically based model to evaluate relevant factors affecting loan collectibility. We consider the output of this model, together with other information about such factors as expected future levels of loan modifications, expected repurchases of loans by seller/servicers as a result of their non-compliance with our underwriting standards and the effects of such macroeconomic variables as unemployment and home price movements, to determine the best estimate of losses incurred. To calculate loan loss reserves for the multifamily loan portfolio, we also use a model and evaluate certain riskier loans individually for impairment by reviewing repayment prospects and collateral values underlying individual loans.

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

Determining the adequacy of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant management judgment about matters that involve a high degree of subjectivity. Key estimates and assumptions that impact our loan loss reserves include:

•	loss severity trends;

•	default experience;

•	expected proceeds from credit enhancements;

•	collateral valuation;

•	loss mitigation activities;

•	expected repurchases by sellers for breach of selling representations and warranties;

•	counterparty credit of mortgage insurers and seller/servicers; and

•	identification and impact assessment of macroeconomic factors, such as home price declines, rental rates and unemployment rates.

No single statistic or measurement determines the adequacy of the loan loss reserves. Changes in one or more of the estimates or assumptions used to calculate the loan loss reserves could have a material impact on the loan loss reserves and provision for credit losses. This management estimate is inherently difficult to predict due to the absence of historical precedents relative to the current environment. As such, during 2009, management judgment continued to be a significant aspect of the loan loss reserve estimation process.

We believe the level of our loan loss reserves is reasonable based on internal reviews of the factors and methodologies used. A management sub-committee reviews the overall level of loan loss reserves, as well as the factors and methodologies that give rise to the estimate, and recommends the best point estimate for review by senior management.

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

192	Freddie Mac

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

Impairment Recognition on Investments in Securities and LIHTC Partnership Investments

Investments in Securities

We recognize impairment losses on available-for-sale securities through gains (losses) on investments in our consolidated statements of operations when we have concluded that a decrease in the fair value of a security is not temporary. We prospectively adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, which provides additional guidance in accounting for and presenting impairment losses on debt securities. This amendment changes the recognition, measurement and presentation of other-than-temporary impairment for debt securities, and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. It also changes (a) the method for determining whether an other-than-temporary impairment exists, and (b) the amount of an impairment charge to be recorded in earnings. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES— Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” for further information regarding the impact of this amendment on our consolidated financial statements.

We conduct quarterly reviews to identify and evaluate each available-for-sale security that has an unrealized loss, in accordance with an amendment to the accounting standards for investments in debt and equity securities. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. For available-for-sale securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit-related impairment, where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include:

•	loan level default modeling for single-family residential mortgages that considers individual loan characteristics, including current LTV ratio, FICO score and delinquency status, requires assumptions about future home prices and interest rates, and employs internal default and prepayment models. The modeling for CMBS employs third-party models that require assumptions about the economic conditions in the areas surrounding each individual property;

•	analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics). We qualitatively consider available information when assessing whether an impairment is other-than-temporary;

•	the length of time and extent to which the fair value of the security has been less than the book value and the expected recovery period;

•	the impact of changes in credit ratings (i.e., rating agency downgrades); and

•	our conclusion that we do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell these securities before sufficient time elapses to recover all unrealized losses.

193	Freddie Mac

We consider available information in determining the recovery period and anticipated holding periods for our available-for-sale securities. An important underlying factor we consider in determining the period to recover unrealized losses on our available-for-sale securities is the estimated life of the security. The amount of the total other-than-temporary impairment related to credit is recorded within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings. The credit-related loss represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. With regard to securities that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell, the amount of the total other-than-temporary impairment related to non-credit-related factors is recognized, net of tax, in AOCI. Unrealized losses on available-for-sale securities that are determined to be temporary in nature are recorded, net of tax, in AOCI.

For available-for-sale securities that are not deemed to be credit impaired, we perform additional analysis to assess whether we intend to sell or would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In most cases, we have asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s decline in fair value is deemed to be other than temporary and the entire charge is recorded in earnings.

Determination of whether an adverse change occurred involves judgment about expected prepayments and credit events. While market prices and rating agency actions are factors that are considered in the impairment analysis, analysis of the underlying collateral based on loss severity, default, prepayment and other borrower behavior assumptions serves as an important factor in determining if an other-than-temporary impairment has occurred. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics) that also underlies the other impairment factors mentioned above, and we consider other available qualitative information when assessing whether an impairment is other-than-temporary. See “NOTE 6: INVESTMENTS IN SECURITIES — Table 6.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position” to our consolidated financial statements for the length of time our available-for-sale securities have been in an unrealized loss position. Also see “NOTE 6: INVESTMENTS IN SECURITIES — Table 6.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities” to our consolidated financial statements for the modeled default rates and severities that were used to determine whether our senior interests in certain non-agency mortgage-related securities would experience a cash shortfall.

We apply significant judgment in determining whether impairment loss recognition is appropriate. We believe our judgments are reasonable. However, different judgments could have resulted in materially different impairment loss recognition. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for more information on impairment recognition on securities.

Prior to January 1, 2008, for securities accounted for under the accounting standards for investments in beneficial interests in securitized financial assets, an impairment loss was recognized through gains (losses) on investment activity in our consolidated statements of operations when there was both a decline in fair value below the carrying amount and an adverse change in expected cash flows. Effective January 1, 2008, we elected the fair value option for available-for-sale securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets, and record valuation changes to gains (losses) on investment activities in our consolidated statements of operations in the period they occur, including increases in value. See “Valuation of a Significant Portion of Assets and Liabilities — The Fair Value Option for Financial Assets and Financial Liabilities” for additional information.

LIHTC Partnership Investments

We review our LIHTC partnership investments for impairment on a quarterly basis and reduce them to fair value when a decline in fair value below the recorded investment is deemed to be other than temporary. Our review considers a number of factors, including but not limited to the severity and duration of the decline in fair value, remaining estimated federal income tax credits and losses relative to the recorded investment, our intent and ability to hold the investment until a recovery can be reasonably estimated to occur, our ability to use the losses and credits to offset income, and our ability to realize value via sales of our LIHTC investments. Fair value is determined based on reference to market transactions; however, there can be no assurance that we will be able to access these markets.

For additional information regarding impairment of our LIHTC partnership investments, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 5: VARIABLE INTEREST ENTITIES” to our consolidated financial statements.

194	Freddie Mac

Realizability of Deferred Tax Assets, Net

We use the asset and liability method to account for income taxes pursuant to the accounting standards for income tax. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. For more information about the evidence that management considers, see “NOTE 15: INCOME TAXES” to our consolidated financial statements.

The consideration of this evidence requires significant estimates, assumptions and judgments, particularly about our future financial condition and results of operations and our intent and ability to hold available-for-sale debt securities with temporary unrealized losses until recovery. As discussed in “RISK FACTORS,” recent events fundamentally affecting our control, management and operations are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. As such, any changes in these estimates, assumptions or judgments may have a material effect on our financial position and results of operations.

As described in “NOTE 15: INCOME TAXES” to our consolidated financial statements, our management determined that, as of December 31, 2009, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by recent events and the resulting uncertainties that existed as of December 31, 2009 that are discussed in “RISK FACTORS.” As a result, we recorded an additional valuation allowance against these net deferred tax assets at December 31, 2009. The valuation allowance recorded had a material effect on our financial position as of December 31, 2009 and our results of operations for 2009. It is possible that, in future periods, the uncertainties regarding our future operations and profitability could be resolved such that it could become more likely than not that these net deferred tax assets would be realized due to the generation of sufficient taxable income. If that were to occur, our management would assess the need for a reduction of the valuation allowance, which could have a material effect on our financial position and results of operations in the period of the reduction.

Also, as described in “NOTE 15: INCOME TAXES” to our consolidated financial statements, our management has determined that a valuation allowance is not necessary for the portion of our net deferred tax assets that is dependent upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. These temporary unrealized losses have only impacted AOCI, not income from continuing operations or our taxable income, nor will they impact income from continuing operations or taxable income if they are held to maturity. As such, the realization of this deferred tax asset is not dependent upon the generation of sufficient taxable income but rather on our intent and ability to hold these securities until recovery, which may be at maturity. The conclusion by management that these unrealized losses are temporary and that we have the intent and ability to hold these securities until recovery requires significant estimates, assumptions and judgments, as described above in “Impairment Recognition on Investments in Securities.” Any changes in these estimates, assumptions or judgments in future periods may result in the recognition of an other-than-temporary impairment, which would result in some of this deferred tax asset not being realized and may have a material effect on our financial position and results of operations.

Accounting Changes and Recently Issued Accounting Pronouncements

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for more information concerning our accounting policies and recently issued accounting pronouncements, including those that we have not yet adopted and that will likely affect our consolidated financial statements.

195	Freddie Mac

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

In November 2008, FHFA suspended our periodic issuance of subordinated debt disclosure commitment during the term of conservatorship and thereafter until directed otherwise. In March 2009, FHFA suspended the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that (i) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities and (ii) we will continue to provide interest rate risk and credit risk disclosures in our periodic public reports. For the year ended December 31, 2009, our duration gap averaged zero months, PMVS-L averaged $476 million and PMVS-YC averaged $74 million. Our 2009 monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our website, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Risk Sensitivity.” We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-K.

SUBSEQUENT EVENT

On February 10, 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities. The decision to effect these purchases was made based on a determination that the cost of guarantee payments to the security holders will exceed the cost of holding non-performing loans on our consolidated balance sheets. The cost of holding non-performing loans on our consolidated balance sheets was significantly affected by the required adoption of new amendments to accounting standards and changing economics. Due to our January 1, 2010 adoption of new accounting standards for transfers of financial assets and the consolidation of VIEs, the cost of purchasing most delinquent loans from PCs will be less than the cost of continued guarantee payments to security holders. We will continue to review the economics of purchasing loans 120 days or more delinquent in the future and we may reevaluate our delinquent loan purchase practices and alter them if circumstances warrant.

196	Freddie Mac

Table 82 presents origination year delinquency rates for loans underlying the approximately $1,839 billion in unpaid principal balances of our issued PCs and Structured Securities, excluding Structured Transactions as of December 31, 2009.

Table 82 — Delinquency Rates — Loans in PC Pools, By Loan Origination Year — UPB $ in millions(1)

	As of December 31, 2009
	4.0% PC Coupon(2)			4.5% PC Coupon			5.0% PC Coupon			5.5% PC Coupon			6.0% PC Coupon			6.5% PC Coupon			7.0% PC Coupon and over			Total
	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of
	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent
	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)

Fixed-rate

30 year maturity —
Loan origination year:
2009	$5	0.01%	21	$47	0.02%	193	$28	0.03%	123	$18	0.17%	71	$11	0.65%	57	$—	0.62%	3	$—	5.88%	1	$109	0.03%	469
2008	1	0.04%	3	25	0.22%	94	815	1.25%	3,027	1,894	2.43%	7,620	1,916	4.18%	8,309	936	7.75%	4,350	367	13.41%	1,888	5,954	2.89%	25,291
2007	2	3.50%	5	21	1.59%	92	729	3.52%	2,918	3,785	4.72%	16,165	6,653	7.08%	32,092	3,621	11.76%	19,891	1,038	20.02%	6,123	15,849	7.13%	77,286
2006	—	2.15%	2	14	1.51%	55	412	3.50%	1,703	2,461	4.73%	10,566	4,923	6.01%	24,007	1,885	8.49%	10,461	268	12.20%	1,757	9,963	5.97%	48,551
2005	—	0.44%	3	216	1.61%	990	2,177	2.76%	10,468	2,721	3.85%	14,642	1,177	5.89%	6,826	158	8.47%	1,055	25	13.06%	183	6,474	3.59%	34,167
2004 and Prior	3	0.63%	18	137	0.79%	792	1,319	1.20%	7,953	2,171	1.81%	14,616	965	2.20%	7,990	547	2.27%	5,504	390	2.26%	5,186	5,532	1.75%	42,059

15 year maturity —
Loan origination year:
2009	1	0.00%	6	3	0.01%	17	1	0.05%	4	—	0.00%	—	—	0.00%	—	N/A	N/A	N/A	N/A	N/A	N/A	5	0.01%	27
2008	1	0.20%	6	28	0.32%	140	43	0.45%	255	17	0.55%	126	9	1.12%	83	2	3.10%	14	1	40.00%	2	101	0.47%	626
2007	—	0.97%	2	10	0.92%	51	54	1.20%	293	79	1.36%	496	47	2.04%	385	9	4.54%	87	2	6.04%	11	201	1.51%	1,325
2006	—	0.00%	—	4	1.03%	27	31	1.21%	174	90	1.45%	601	72	2.05%	577	7	2.54%	77	—	8.05%	7	204	1.63%	1,463
2005	8	0.56%	54	45	0.68%	321	109	0.96%	889	53	1.35%	466	6	2.19%	63	—	2.60%	4	—	10.00%	1	221	0.96%	1,798
2004 and Prior	64	0.29%	628	246	0.38%	2,504	230	0.48%	2,597	91	0.61%	1,246	54	0.66%	954	19	0.75%	473	12	1.18%	493	716	0.47%	8,895

Initial Interest —
Loan origination year:
2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	—	N/A	—	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	—	N/A	—
2008	N/A	N/A	N/A	—	0.00%	—	8	3.86%	27	82	6.37%	272	123	10.20%	398	48	16.03%	150	6	31.34%	21	267	8.75%	868
2007	N/A	N/A	N/A	1	3.25%	4	28	5.82%	93	599	9.63%	2,069	1,835	13.33%	6,632	652	21.00%	2,475	106	35.54%	430	3,221	13.61%	11,703
2006	N/A	N/A	N/A	1	8.00%	2	4	4.49%	15	145	9.68%	504	455	14.15%	1,747	191	20.91%	782	42	32.31%	189	838	14.57%	3,239
2005	N/A	N/A	N/A	—	0.00%	—	5	5.63%	20	47	9.05%	204	88	13.71%	372	22	25.78%	99	4	43.64%	24	166	12.47%	719
2004 and Prior	N/A	N/A	N/A	—	0.00%	—	—	2.70%	1	2	5.67%	8	1	13.89%	5	N/A	N/A	N/A	N/A	N/A	N/A	3	6.48%	14

Combined	$85	0.11%	748	$798	0.27%	5,282	$5,993	1.21%	30,560	$14,255	2.81%	69,672	$18,335	5.00%	90,497	$8,097	6.59%	45,425	$2,261	4.89%	16,316	$49,824	2.46%	258,500

Adjustable-rate (ARM)(5)

Fully amortizing —
Loan origination year:
2009	$—	0.00%	—	$—	0.00%	—	$—	0.00%	—	$—	0.00%	—	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$—	0.00%	—
2008	$—	1.15%	1	46	3.38%	160	72	2.89%	261	24	2.93%	83	$1	5.10%	5	$—	20.00%	1	N/A	N/A	N/A	143	3.04%	511
2007	—	22.22%	2	6	8.76%	17	17	7.23%	62	146	10.39%	608	384	18.93%	1,628	114	28.39%	505	$29	33.42%	122	696	16.68%	2,944
2006	5	11.21%	25	8	12.28%	41	28	6.48%	127	285	7.27%	1,221	342	11.24%	1,521	151	24.32%	729	47	30.15%	253	866	10.68%	3,917
2005	11	4.56%	58	143	4.35%	708	340	4.66%	1,679	141	7.46%	668	47	17.37%	225	2	15.71%	11	—	0.00%	—	684	5.24%	3,349
2004 and Prior	51	2.43%	298	137	2.13%	786	91	2.25%	534	10	2.48%	97	5	2.92%	60	1	3.06%	20	1	2.24%	9	296	2.26%	1,804

Initial Interest:
Loan origination year:
2009	—	0.00%	—	1	0.13%	1	—	0.52%	1	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	1	0.15%	2
2008	—	0.00%	—	61	4.28%	187	295	4.43%	933	128	4.55%	411	2	9.38%	9	—	100.00%	1	—	0.00%	—	486	4.45%	1,541
2007	—	4.76%	1	24	19.82%	87	166	17.67%	585	2,623	17.72%	8,993	3,963	24.22%	13,822	421	34.92%	1,559	111	49.59%	423	7,308	21.79%	25,470
2006	17	15.84%	64	39	17.72%	149	172	12.97%	607	1,426	13.20%	5,183	3,358	18.62%	12,187	1,271	32.72%	5,172	257	38.90%	1,153	6,540	18.94%	24,515
2005	26	7.75%	97	213	6.72%	860	817	9.17%	3,297	642	13.99%	2,656	276	22.44%	1,223	27	29.74%	146	25	37.67%	136	2,026	11.17%	8,415
2004 and Prior	17	6.45%	67	55	7.04%	238	25	7.78%	104	2	3.96%	9	2	9.86%	7	—	12.50%	1	—	N/A	—	101	7.03%	426

Combined	$127	3.31%	613	$733	3.95%	3,234	$2,023	5.92%	8,190	$5,427	12.72%	19,929	$8,380	19.96%	30,687	$1,987	31.00%	8,145	$470	36.23%	2,096	$19,147	12.54%	72,894

(1)	Table does not include loans underlying Fixed-rate 20, Fixed-rate 40 and Balloon PCs, as well as certain conforming Jumbo loans underlying non-TBA PCs. As of December 31, 2009, the outstanding unpaid principal balance (UPB) of mortgage loans that were 120 days or more delinquent for these categories was $1.2 billion, which will be purchased. An N/A indicates there were no PCs issued in the specified PC category or loan origination year.
(2)	Loans in PCs with coupons less than 4.0% have been excluded. As of December 31, 2009, the outstanding UPB of mortgage loans that were 120 days or more delinquent for this category was $1.0 billion.
(3)	Based on the number of mortgage loans 120 days or more delinquent. The delinquency rate is calculated as the number of delinquent loans divided by the total number of loans in the relevant PC category.
(4)	Represents loan-level UPB. The loan-level UPB may vary from the Fixed-rate PC UPB primarily due to guaranteed principal payments made by Freddie Mac on the PCs. In the case of Fixed-rate Initial Interest PCs, if they have not begun to amortize, there is no variance.
(5)	ARM PC coupons are rounded to the nearest whole or half-percent-coupon. For example, the 5.0% PC Coupon category includes ARM PCs with coupons between 4.75% and 5.24%.

197	Freddie Mac

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Interest-Rate Risk Management Framework

We utilize a disciplined and comprehensive approach to managing interest rate risk. Our objective is to minimize our interest rate risk exposure across a wide range of interest rate scenarios. To do this, we analyze the interest rate sensitivity of all financial assets and liabilities at the instrument level on a daily basis and across a variety of interest rate scenarios. For risk management purposes, the interest rate characteristics of each instrument are determined daily based on market prices and internal models. The prices of our assets, liabilities and derivatives are primarily based on either third party prices, or observable market based inputs. These fair values, whether direct from third parties or derived from observable inputs, are reviewed and validated by groups that are separate from our trading and investing function.

Our interest rate risk framework includes a comprehensive set of interest rate risk guidelines. Annually, our Board of Directors establishes certain limits for risk measures, and if we exceed these limits we are required to notify the Business and Risk Committee of the Board of Directors as well as provide our expected course of action to return below the limits. These limits encompass a wide range of interest rate risks that include duration risk, convexity risk, volatility risk, yield curve risk and basis risk associated with our use of various financial instruments, including derivatives. Also on an annual basis, our Enterprise Risk Oversight division, or ERO, establishes management limits and makes recommendations with respect to the limits established by the Board of Directors. These limits are reviewed by our Enterprise Risk Management Committee, which is responsible for reviewing performance as compared to the established limits. The management limits are at values below those set by our Board of Directors, which allows us to follow a series of predetermined actions in the event of a breach of the management limits and helps ensure proper oversight to reduce the possibility of exceeding the limits set by our Board of Directors.

Sources of Interest-Rate Risk and Other Market Risks

Our investments in mortgage loans and mortgage-related securities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities. For the vast majority of our mortgage-related investments, the mortgage borrower has the option to make unscheduled payments of additional principal or to completely pay off a mortgage loan at any time before its scheduled maturity date (without having to pay a prepayment penalty) or make principal payments in accordance with their contractual obligation. We use derivatives as an important part of our strategy to manage interest rate and prepayment risk. When determining to use derivatives to mitigate our exposures, we consider a number of factors, including the cost, efficiency, exposure to counterparty risks and our overall risk management strategy. See “MD&A — RISK MANAGEMENT” for a discussion of our exposure to credit risks, our use of derivatives and operational risks of our business. See “RISK FACTORS” for a discussion of our market risk exposure, including those related to derivatives, institutional counterparties and other market risks.

Our credit guarantee activities also expose us to interest-rate risk because changes in interest rates can cause fluctuations in the fair value of our existing credit guarantee portfolio. We generally do not hedge these changes in fair value except for interest-rate exposure related to net buy-ups and float. Float, which arises from timing differences between when the borrower makes principal payments on the loan and the reduction of the PC balance, can lead to significant interest expense if the interest rate paid to a PC investor is higher than the reinvestment rate earned by the securitization trusts on payments received from mortgage borrowers and paid to us as trust management income. With our adoption of the accounting standard for the fair value option for financial assets and liabilities on January 1, 2008, we began to designate certain of our investments in PCs as trading assets, which provide a partial economic offset of our guarantee asset. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” to our consolidated financial statements for more information.

The types of interest-rate risk and other market risks to which we are exposed are described below.

Duration Risk and Convexity Risk

Duration is a measure of a financial instrument’s price sensitivity (expressed in percentage terms). We compute each instrument’s duration by applying a 50 basis point shock, both upward and downward, to the LIBOR curve and evaluating the market value impact. Convexity is a measure of how much a financial instrument’s duration changes as interest rates change. Similar to the duration calculation, we compute each instrument’s convexity by applying a 50 basis point shock, both upward and downward, to the LIBOR curve and evaluating the impact on duration. Our convexity risk primarily results from prepayment risk. We seek to manage duration risk and convexity risk through asset selection and structuring (that is, by identifying or structuring mortgage-related securities with attractive prepayment and other characteristics), by issuing a broad

198	Freddie Mac

range of both callable and non-callable debt instruments and by using interest-rate derivatives and written options. Managing the impact of duration risk and convexity risk is the principal focus of our daily market risk management activities. These risks are encompassed in our PMVS and duration gap risk measures, discussed in greater detail below. We use prepayment models to determine the estimated duration and convexity of mortgage assets for our PMVS and duration gap measures. Through the use of our models, we estimate on a weekly basis the negative convexity profile of our portfolio over a very wide range of interest rates. This process allows us to identify the particular interest rate scenarios where the convexity of our portfolio is most negative, and therefore the particular interest rate scenario where the interest rate price sensitivity of our financial instruments is most acute. We use this information to develop hedging strategies that are customized to provide interest rate risk protection for the specific interest rate environment where we are most exposed to negative convexity risk. This strategy allows us to select hedging instruments that are most efficient for our portfolio, thereby reducing the overall cost of interest rate hedging activities.

By carefully managing our convexity profile over a wide range of interest rates, we are able to hedge prepayment risk for particular interest rate scenarios. As a result, the intensity and frequency of our ongoing risk management actions is relatively constant over a wide range of interest rate environments. Our approach to convexity risk management focuses our portfolio rebalancing activities for the specific interest rate scenario where market and interest rate volatility tend to be most pronounced. This approach to convexity risk reduces our ongoing rebalancing activity to a relatively low level compared to the overall daily trading volume of interest rate swaps and Treasury futures.

Yield Curve Risk

Yield curve risk is the risk that non-parallel shifts in the yield curve (such as a flattening or steepening) will adversely affect GAAP total equity (deficit). Because changes in the shape, or slope, of the yield curve often arise due to changes in the market’s expectation of future interest rates at different points along the yield curve, we evaluate our exposure to yield curve risk by examining potential reshaping scenarios at various points along the yield curve. Our yield curve risk under a specified yield curve scenario is reflected in our PMVS-YC disclosure.

Volatility Risk

Volatility risk is the risk that changes in the market’s expectation of the magnitude of future variations in interest rates will adversely affect GAAP total equity (deficit). Volatility risk arises from the prepayment risk that is inherent in mortgages or mortgage-related securities. Volatility risk is the risk that the homeowner’s prepayment option will gain or lose value as the expected volatility of future interest rates changes. In general, as expected future interest rate volatility increases, the homeowner’s prepayment option increases in value, thus negatively impacting the value of the mortgage security backed by the underlying mortgages. We manage volatility risk by maintaining a portfolio of callable debt and option-based interest rate derivatives that have relatively long option terms. We actively manage and monitor our volatility risk exposure over a wide range of changing interest rate scenarios, however we do not eliminate our volatility risk exposure completely.

Basis Risk

Basis risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect GAAP total equity (deficit). This risk arises principally because we generally hedge mortgage-related investments with debt securities. We do not actively manage the basis risk arising from funding mortgage-related investments with our debt securities, also referred to as mortgage-to-debt OAS risk. As principally a buy-and-hold investor, we remain exposed and do not hedge our mortgage-to-debt OAS, or spread risk. See “MD&A — CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS — Key Components of Changes in Fair Value of Net Assets — Changes in Mortgage-To-Debt OAS ” for additional information. We also incur basis risk when we use LIBOR- or Treasury-based instruments in our risk management activities.

Model Risk

Proprietary models, including mortgage prepayment models, interest rate models and mortgage default models are an integral part of our investment framework. As market conditions change rapidly, as they have since 2007, the assumptions that we use in our models for our sensitivity analyses may not keep pace with these market changes. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair values of our net assets. We actively manage our model risk by reviewing the performance of our models. Model development and model testing are reviewed and approved independently by our ERO division. Model performance is also reported on a monthly basis through a series of internal management committees. See “RISK FACTORS” for a discussion of the risks associated with our use of models. Given the importance of models to our investment management practices, all model changes undergo a rigorous model change review process. It is common for this process to take several months to complete. Given the time consuming nature of the model change review process, it is sometimes necessary for risk

199	Freddie Mac

management purposes to make on-top adjustments to our interest rate risk statistics that reflect the expected impact of the pending model change. These adjustments are included in our PMVS and duration gap disclosures.

To improve the accuracy of our models, changes to the underlying assumptions or modeling techniques are made on a periodic basis. In volatile environments like 2009, where market conditions or underlying mortgage assumptions change rapidly, it is necessary to change our models more frequently. In 2009, for example, we made several changes to our mortgage prepayment model to reflect the impact of house prices, the availability of mortgage credit and the impact of the MHA Program on mortgage prepayment behavior.

Foreign-Currency Risk

Foreign-currency risk is the risk that fluctuations in currency exchange rates (e.g., foreign currencies to the U.S. dollar) will adversely affect GAAP total equity (deficit). We are exposed to foreign-currency risk because we have debt denominated in currencies other than the U.S. dollar, our functional currency. We mitigate virtually all of our foreign-currency risk by entering into swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations.

Portfolio Market Value Sensitivity and Measurement of Interest-Rate Risk

We employ a risk management strategy that seeks to substantially match the duration characteristics of our assets and liabilities. Through our asset and liability management process, we seek to mitigate interest-rate risk by issuing a wide variety of debt products. The prepayment option held by mortgage borrowers drives the fair value of our mortgage assets such that the combined fair value of our mortgage assets and non-callable debt will decline if interest rates move significantly in either direction. We seek to mitigate much of our exposure to changes in interest rates by funding a significant portion of our mortgage portfolio with callable debt. When interest rates change, our option to redeem this debt offsets a large portion of the fair value change driven by the mortgage prepayment option. At December 31, 2009, approximately 32% of our fixed-rate mortgage assets were funded and economically hedged with callable debt. However, because the mortgage prepayment option is not fully hedged by callable debt, the combined fair value of our mortgage assets and debt will be affected by changes in interest rates. In addition, due to the weakened market conditions, our ability to issue callable debt and other long-term debt was limited in the first half of 2009. However, the Federal Reserve was an active purchaser in the secondary market of our long-term debt under its purchase program and spreads on our debt and our access to the debt markets have improved in 2009 as a result of this activity.

To further reduce our exposure to changes in interest rates, we hedge a significant portion of the remaining prepayment risk with option-based derivatives. These derivatives primarily consist of call swaptions, which tend to increase in value as interest rates decline, and put swaptions, which tend to increase in value as interest rates increase. With the addition of these option-based derivatives, a greater portion of our prepayment risk has been hedged. We also seek to manage interest-rate risk by changing the effective interest terms of the portfolio, primarily using interest-rate swaps, which we refer to as rebalancing. Although we do not hedge all of our exposure to changes in interest rates, these exposures are subject to established limits and are monitored and controlled through our risk management process.

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. Our key measure of PMVS is the change in the value of our net assets and liabilities for an instantaneous 50 basis point shock to interest rates and assumes no rebalancing actions are undertaken. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value (as defined below) to parallel movements in interest rates (Portfolio Market Value Sensitivity-Level or (PMVS-L)) and the other to nonparallel movements (PMVS-YC). Our PMVS and duration gap estimates are determined using models that involve our best judgment of interest-rate and prepayment assumptions. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements.

While PMVS and duration gap estimate our exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, model, mortgage-to-debt OAS and foreign-currency risk. The impact of these other market risks can be significant. See “Sources of Interest-Rate Risk and Other Market Risks” discussed above for further information. Definitions of our primary interest rate risk measures follow:

•	To estimate PMVS-L with a 50 basis point shock, an instantaneous parallel 50 basis point shock is applied to the yield curve, as represented by the US swap curve, holding all spreads to the swap curve constant. This shock is applied to all financial instruments. The resulting change in value for the aggregate portfolio is computed for both the up rate and down rate shock and the change in market value in the adverse scenario of the up and down rate shocks is the PMVS. Because the rate shock utilized in this process is a parallel, or level, shock to interest rates, we refer to this measure as PMVS-L.

200	Freddie Mac

•	To estimate sensitivity related to the shape of the yield curve, a yield curve steepening and flattening of 25 basis points is applied to all instruments. The resulting change in market value for the aggregate portfolio is computed for both the steepening and flattening yield curve scenarios. The adverse yield curve scenario is then used to determine the PMVS-yield curve. Because the rate shock utilized in this process is a non-parallel shock to interest rates, we refer to this measure as PMVS-YC.

•	We calculate our exposure to changes in interest rates using effective duration. Effective duration measures the percentage change in price of financial instruments from a 1% change in interest rates. Financial instruments with positive duration increase in value as interest rates decline. Conversely, financial instruments with negative duration increase in value as interest rates rise.

•	Duration gap measures the difference in price sensitivity to interest rate changes between our assets and liabilities, and is expressed in months relative to the market value of assets. For example, assets with a six month duration and liabilities with a five month duration would result in a positive duration gap of one month. A duration gap of zero implies that the duration of our assets equals the duration of our liabilities. As a result, the change in the value of assets from an instantaneous move in interest rates, either up or down, will be accompanied by an equal and offsetting change in the value of liabilities, thus leaving the fair value of equity unchanged. A positive duration gap indicates that the duration of our assets exceeds the duration of our liabilities which, from a net perspective, implies that the fair value of equity will increase in value when interest rates fall and decrease in value when interest rates rise. A negative duration gap indicates that the duration of our liabilities exceeds the duration of our assets which, from a net perspective, implies that the fair value of equity will increase in value when interest rates rise and decrease in value when interest rates fall. Multiplying duration gap (expressed as a percentage of a year) by the fair value of our assets will provide an indication of the change in the fair value of our equity resulting from a 1% change in interest rates.

•	Together, the duration and convexity provide a measure of an instrument’s overall price sensitivity to changes in interest rates. Freddie Mac utilizes the aggregate duration and convexity risk of all interest rate sensitive instruments on a daily basis to estimate the Portfolio Market Value Sensitivity or PMVS. The duration and convexity measures provide a convenient method for estimating the PMVS using the following formula:

PMVS = −[Duration] multiplied by [Δr] plus [0.5 multiplied by Convexity] multiplied by [Δr]2

In the equation, Δr represents the interest rate change expressed in percent. For example, a 50 basis point change will be expressed as 0.5%. The result of this formula is the percentage of sensitivity to the change in rate, which is expressed as: PMVS = (0.5 Duration) + (0.125 Convexity)

The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity. Our PMVS measures assume instantaneous shocks. Therefore, these PMVS measures do not consider the effects on fair value of any rebalancing actions that we would typically take to reduce our risk exposure.

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

201	Freddie Mac

PMVS Results

Table 83 provides both estimated point-in-time PMVS-L and PMVS-YC results at December 31, 2009 and 2008 as well as an average of daily values during the twelve months ended December 31, 2009 and 2008. Table 83 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. Because of our expectations for higher mortgage refinance activity, in part due to our introduction of the Freddie Mac Relief Refinance Mortgagesm product in April 2009, the prepayment risk, or negative convexity, of our mortgage assets increased significantly. In order to reduce this risk, we increased our swaption purchase activity during the second and third quarters of 2009. Nevertheless, as shown in Table 83, the PMVS-L sensitivities are significantly higher at December 31, 2009 than at December 31, 2008 in both cases assuming a 50 and 100 basis points shift in the LIBOR curve.

Table 83 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
December 31, 2009	$10	$329	$1,246
December 31, 2008	$136	$141	$108

	PMVS-YC	PMVS-L
	25 bps	50 bps
	(in millions)

Average during the twelve months ended:
December 31, 2009	$74	$476
December 31, 2008	$73	$397

Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 84 shows that the PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 84 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
December 31, 2009	$3,507	$329	$(3,178)
December 31, 2008	$2,708	$141	$(2,567)

Duration Gap Results

We actively measure and manage our duration gap exposure on a daily basis. In addition to duration gap management, we also measure and manage the price sensitivity of our portfolio to eleven different specific interest rate changes from three months to 30 years. The price sensitivity of an instrument to specific changes in interest rates is known as the instrument’s key rate duration risk. By managing our duration exposure both in aggregate through duration gap and to specific changes in interest rates through key rate duration, we expect to limit our exposure to interest rate changes for a wide range of interest rate yield curve scenarios. Our average duration gap, rounded to the nearest month, for the months of December 2009 and 2008 was zero and one month, respectively. Our average duration gap, rounded to the nearest month, for the twelve months ended December 31, 2009 and 2008 was zero months in both periods.

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

Use of Derivatives and Interest-Rate Risk Management

Use of Derivatives

We use derivatives primarily to:

•	hedge forecasted issuances of debt and synthetically create callable and non-callable funding;

•	regularly adjust or rebalance our funding mix in order to more closely match changes in the interest-rate characteristics of our mortgage assets; and

•	hedge foreign-currency exposure (see “Sources of Interest-Rate Risk and Other Market Risks — Foreign-Currency Risk.”)

202	Freddie Mac

Hedge Forecasted Debt Issuances and Create Synthetic Funding

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

Adjust Funding Mix

We generally use interest-rate swaps to mitigate contractual funding mismatches between our assets and liabilities. We also use swaptions and other option-based derivatives to adjust the contractual funding of our debt in response to changes in the expected lives of our mortgage-related investments. As market conditions dictate, we take rebalancing actions to keep our interest-rate risk exposure within management-set limits. In a declining interest rate environment, we typically enter into receive-fixed swaps or purchase Treasury-based derivatives to shorten the duration of our funding to offset the declining duration of our mortgage assets. In a rising interest rate environment, we typically enter into pay-fixed swaps or sell Treasury-based derivatives in order to lengthen the duration of our funding to offset the increasing duration of our mortgage assets.

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

In addition to swaps, futures and purchased options, our derivative positions include the following:

Written Options and Swaptions

Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute an interest rate swap contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. Written options lower our overall hedging costs, allow us to hedge the same economic risk we assume when selling guaranteed final maturity REMICs with a more liquid instrument and allow us to rebalance the options in our callable debt and REMIC portfolios. Potential losses on written options are unlimited. We have limits in place to mitigate our written option exposure and our daily rebalancing activities further minimize this exposure. We may, from time to time, write other derivative contracts such as caps, floors, interest-rate futures and options on buy-up and buy-down commitments.

Forward Purchase and Sale Commitments

We routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Most of these commitments are derivatives subject to the requirements of derivatives and hedge accounting.

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

203	Freddie Mac

similar characteristics. Based upon the results of that comparison, we remit or receive payments to the derivative counterparty. In addition, we enter into agreements whereby we assume credit risk for mortgage loans held by third parties in exchange for a monthly fee, where we are obligated to purchase delinquent mortgage loans in certain circumstances.

In addition, we purchase mortgage loans containing debt cancellation contracts, which provide for mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event. The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract, under our guarantee, we would be obligated to make the required contractual payments.

Derivative-Related Risks

Our use of derivatives exposes us to derivative market liquidity risk. Through counterparty selection, all derivative transactions are executed in a manner we believe is seeking to control and reduce counterparty credit exposure. In order to attempt to minimize the potential replacement cost should a derivative counterparty fail, we utilize derivative counterparty limits. These counterparty limits, which include current exposure and potential exposure in a stress scenario, are monitored on a daily basis by members of our Credit and Counterparty Risk Management division, which is responsible for establishing and monitoring credit and counterparty risk tolerances for our business activities. See “MD&A — RISK MANAGEMENT — Credit Risks — Derivative Counterparties” for information on derivative counterparty credit risk.

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

On an ongoing basis, we review the credit fundamentals of all of our OTC derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital and exposure limits to each counterparty based on quantitative and qualitative analysis, which we update and monitor on a regular basis. We conduct additional reviews when market conditions dictate or certain events affecting an individual counterparty occur.

We are actively collaborating with external parties to develop a central clearing platform for interest rate derivatives. We anticipate being able to clear generic interest rate swaps through a central exchange or clearinghouse sometime in 2010.

204	Freddie Mac

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

205	Freddie Mac

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Freddie Mac:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of equity (deficit) present fairly, in all material respects, the financial position of Freddie Mac, a stockholder-owned government-sponsored enterprise (the “Company”), and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to disclosure controls and procedures that do not provide adequate mechanisms for information known to the Federal Housing Finance Agency (“FHFA”) that may have financial statement disclosure ramifications to be communicated to management, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the supplemental consolidated fair value balance sheets of the Company as of December 31, 2009 and 2008. As explained in “Note 18: Fair Value Disclosures”, the supplemental consolidated fair value balance sheets have been prepared by management to present relevant financial information that is not provided by the historical-cost consolidated balance sheets and is not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. In addition, the supplemental consolidated fair value balance sheets do not purport to present the net realizable, liquidation, or market value of the Company as a whole. Furthermore, amounts ultimately realized by the Company from the disposal of assets or amounts required to settle obligations may vary significantly from the fair values presented. In our opinion, the supplemental consolidated fair value balance sheets referred to above present fairly, in all material respects, the information set forth therein as described in “Note 18: Fair Value Disclosures”.

As explained in Note 2 to the consolidated financial statements, in September 2008, the Company was placed into conservatorship by the FHFA. The U.S. Department of Treasury (“Treasury”) has committed financial support to the Company and management continues to conduct business operations pursuant to the delegated authorities from FHFA during conservatorship. The Company is dependent upon the continued support of Treasury and FHFA. As discussed in Note 1 to the consolidated financial statements, the Company adopted as of April 1, 2009 an amendment to the accounting standards for investments in debt and equity securities which changed how it recognizes, measures and presents other-than-temporary impairment for debt securities and, as of January 1, 2008, changed how it defines, measures and discloses the fair value of assets and liabilities and elected to measure certain financial instruments and other items at fair value that are not required to be measured at fair value.

206	Freddie Mac

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

McLean, Virginia
February 23, 2010

207	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in millions, except share-related amounts)

Interest income
Investments in securities	$33,290	$35,067	$36,587
Mortgage loans	6,815	5,369	4,449
Other:
Cash and cash equivalents	193	618	594
Federal funds sold and securities purchased under agreements to resell	48	423	1,280

Total other	241	1,041	1,874

Total interest income	40,346	41,477	42,910

Interest expense
Short-term debt	(2,234)	(6,800)	(8,916)
Long-term debt	(19,916)	(26,532)	(29,148)

Total interest expense on debt	(22,150)	(33,332)	(38,064)
Due to Participation Certificate investors	—	—	(418)

Total interest expense	(22,150)	(33,332)	(38,482)
Expense related to derivatives	(1,123)	(1,349)	(1,329)

Net interest income	17,073	6,796	3,099

Non-interest income (loss)
Management and guarantee income (includes interest on guarantee asset of $923, $1,121 and $549, respectively)	3,033	3,370	2,635
Gains (losses) on guarantee asset	3,299	(7,091)	(1,484)
Income on guarantee obligation	3,479	4,826	1,905
Derivative gains (losses)	(1,900)	(14,954)	(1,904)
Gains (losses) on investments:
Impairment-related:
Total other-than-temporary impairment of available-for-sale securities	(23,125)	(17,682)	(365)
Portion of other-than-temporary impairment recognized in AOCI	11,928	—	—

Net impairment of available-for-sale securities recognized in earnings	(11,197)	(17,682)	(365)
Other gains (losses) on investments	5,841	1,574	659

Total gains (losses) on investments	(5,356)	(16,108)	294
Gains (losses) on debt recorded at fair value	(404)	406	—
Gains (losses) on debt retirement	(568)	209	345
Recoveries on loans impaired upon purchase	379	495	505
Foreign-currency gains (losses), net	—	—	(2,348)
Low-income housing tax credit partnerships	(4,155)	(453)	(469)
Trust management income (expense)	(761)	(70)	18
Other income	222	195	228

Non-interest income (loss)	(2,732)	(29,175)	(275)

Non-interest expense
Salaries and employee benefits	(912)	(828)	(828)
Professional services	(310)	(262)	(392)
Occupancy expense	(68)	(67)	(64)
Other administrative expenses	(361)	(348)	(390)

Total administrative expenses	(1,651)	(1,505)	(1,674)
Provision for credit losses	(29,530)	(16,432)	(2,854)
Real estate owned operations expense	(307)	(1,097)	(206)
Losses on certain credit guarantees	—	(17)	(1,988)
Losses on loans purchased	(4,754)	(1,634)	(1,865)
Securities administrator loss on investment activity	—	(1,082)	—
Other expenses	(483)	(418)	(226)

Non-interest expense	(36,725)	(22,185)	(8,813)

Loss before income tax benefit (expense)	(22,384)	(44,564)	(5,989)
Income tax benefit (expense)	830	(5,552)	2,887

Net loss	(21,554)	(50,116)	(3,102)
Less: Net (income) loss attributable to noncontrolling interest	1	(3)	8

Net loss attributable to Freddie Mac	$(21,553)	$(50,119)	$(3,094)

Preferred stock dividends and issuance costs on redeemed preferred stock	(4,105)	(675)	(404)
Amount allocated to participating security option holders	—	(1)	(5)

Net loss attributable to common stockholders	$(25,658)	$(50,795)	$(3,503)

Loss per common share:
Basic	$(7.89)	$(34.60)	$(5.37)
Diluted	$(7.89)	$(34.60)	$(5.37)

Weighted average common shares outstanding (in thousands):
Basic	3,253,836	1,468,062	651,881
Diluted	3,253,836	1,468,062	651,881
Dividends per common share	$—	$0.50	$1.75

The accompanying notes are an integral part of these financial statements.

208	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in millions, except share-related amounts)

Assets
Cash and cash equivalents	$64,683	$45,326
Restricted cash	527	953
Federal funds sold and securities purchased under agreements to resell	7,000	10,150
Investments in securities:
Available-for-sale, at fair value (includes $10,879 and $21,302, respectively, pledged as collateral that may be repledged)	384,684	458,898
Trading, at fair value	222,250	190,361

Total investments in securities	606,934	649,259
Mortgage loans:
Held-for-sale, at lower-of-cost-or-fair-value (except $2,799 and $401 at fair value, respectively)	16,305	16,247
Held-for-investment, at amortized cost (net of allowances for loan losses of $1,441 and $690, respectively)	111,565	91,344

Total mortgage loans, net	127,870	107,591
Accounts and other receivables, net	6,095	6,337
Derivative assets, net	215	955
Guarantee asset, at fair value	10,444	4,847
Real estate owned, net	4,692	3,255
Deferred tax assets, net	11,101	15,351
Low-income housing tax credit partnership equity investments	—	4,145
Other assets	2,223	2,794

Total assets	$841,784	$850,963

Liabilities and equity (deficit)
Liabilities
Accrued interest payable	$5,047	$6,504
Debt, net:
Short-term debt (includes $6,328 and $1,638 at fair value, respectively)	343,975	435,114
Long-term debt (includes $2,590 and $11,740 at fair value, respectively)	436,629	407,907

Total debt, net	780,604	843,021
Guarantee obligation	12,465	12,098
Derivative liabilities, net	589	2,277
Reserve for guarantee losses on Participation Certificates	32,416	14,928
Other liabilities	6,291	2,769

Total liabilities	837,412	881,597

Commitments and contingencies (Notes 1, 3, 13 and 14)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	14,800
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 648,369,668 shares and 647,260,293 shares outstanding, respectively	—	—
Additional paid-in capital	57	19
Retained earnings (accumulated deficit)	(33,921)	(23,191)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $15,947, net of taxes, of other than-temporary impairments at December 31, 2009)	(20,616)	(28,510)
Cash flow hedge relationships	(2,905)	(3,678)
Defined benefit plans	(127)	(169)

Total AOCI, net of taxes	(23,648)	(32,357)
Treasury stock, at cost, 77,494,218 shares and 78,603,593 shares, respectively	(4,019)	(4,111)

Total Freddie Mac stockholders’ equity (deficit)	4,278	(30,731)
Noncontrolling interest	94	97

Total equity (deficit)	4,372	(30,634)

Total liabilities and equity (deficit)	$841,784	$850,963

The accompanying notes are an integral part of these financial statements.

209	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Year Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$14,800	—	$—	—	$—
Senior preferred stock issuance	—	—	1	1,000	—	—
Increase in liquidation preference	—	36,900	—	13,800	—	—

Senior preferred stock, end of year	1	51,700	1	14,800	—	—

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109	132	6,109
Preferred stock issuances	—	—	—	—	344	8,600
Preferred stock redemptions	—	—	—	—	(12)	(600)

Preferred stock, end of year	464	14,109	464	14,109	464	14,109

Common stock, par value
Balance, beginning of year	726	—	726	152	726	152
Adjustment to par value	—	—	—	(152)	—	—

Common stock, end of year	726	—	726	—	726	152

Additional paid-in capital
Balance, beginning of year		19		871		962
Stock-based compensation		58		74		81
Income tax benefit from stock-based compensation		7		(16)		—
Preferred stock issuance costs		—		—		(116)
Common stock issuances		(90)		(66)		(42)
REIT preferred stock repurchase		—		4		(14)
Adjustment to common stock par value		—		152		—
Common stock warrant issuance		—		2,304		—
Commitment from the U.S. Department of the Treasury		—		(3,304)		—
Transfer from retained earnings (accumulated deficit)		63		—		—

Additional paid-in capital, end of year		57		19		871

Retained earnings (accumulated deficit)
Balance, beginning of year		(23,191)		26,909		31,372
Cumulative effect of change in accounting principle, net of taxes		—		1,023		181

Balance, beginning of year, as adjusted		(23,191)		27,932		31,553
Cumulative effect of change in accounting principle, net of taxes		14,996		—		—
Net loss attributable to Freddie Mac		(21,553)		(50,119)		(3,094)
Senior preferred stock dividends declared		(4,105)		(172)		—
Preferred stock dividends declared		—		(503)		(398)
Common stock dividends declared		—		(323)		(1,140)
Dividends equivalent payments on expired stock options		(5)		(6)		(12)
Transfer to additional paid-in capital		(63)		—		—

Retained earnings (accumulated deficit), end of year		(33,921)		(23,191)		26,909

AOCI, net of taxes
Balance, beginning of year		(32,357)		(11,143)		(8,451)
Cumulative effect of change in accounting principle, net of taxes		—		(850)		—

Balance, beginning of year, as adjusted		(32,357)		(11,993)		(8,451)
Cumulative effect of change in accounting principle, net of taxes		(9,931)		—		—
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		17,825		(20,616)		(3,708)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		773		377		973
Changes in defined benefit plans		42		(125)		43

AOCI, net of taxes, end of year		(23,648)		(32,357)		(11,143)

Treasury stock, at cost
Balance, beginning of year	79	(4,111)	80	(4,174)	65	(3,230)
Common stock issuances	(2)	92	(1)	63	(1)	56
Common stock repurchases	—	—	—	—	16	(1,000)

Treasury stock, end of year	77	(4,019)	79	(4,111)	80	(4,174)

Noncontrolling interest
Balance, beginning of year		97		181		516
Net income (loss) attributable to noncontrolling interest		(1)		3		(8)
REIT preferred stock repurchase		—		(82)		(302)
Dividends and other		(2)		(5)		(25)

Noncontrolling interest, end of year		94		97		181

Total equity (deficit)		$4,372		$(30,634)		$26,905

Comprehensive income (loss)
Net loss		$(21,554)		$(50,116)		$(3,102)
Changes in other comprehensive income, net of taxes, net of reclassification adjustments		18,640		(20,364)		(2,692)

Comprehensive income (loss)		(2,914)		(70,480)		(5,794)
Less: Comprehensive (income) loss attributable to noncontrolling interest		1		(3)		8

Total comprehensive income (loss) attributable to Freddie Mac		$(2,913)		$(70,483)		$(5,786)

The accompanying notes are an integral part of these financial statements.

210	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Cash flows from operating activities
Net loss	$(21,554)	$(50,116)	$(3,102)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Derivative (gains) losses	(2,046)	13,650	2,231
Asset related amortization — premiums, discounts and basis adjustments	163	(493)	(10)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	3,959	8,765	10,894
Net discounts paid on retirements of debt	(4,303)	(8,844)	(8,405)
Losses (gains) on debt retirement	568	(209)	(345)
Provision for credit losses	29,530	16,432	2,854
Low-income housing tax credit partnerships	4,155	453	469
Losses on loans purchased	4,754	1,634	1,865
Losses (gains) on investment activity	5,356	16,108	(294)
Foreign-currency losses, net	—	—	2,348
Losses (gains) on debt recorded at fair value	404	(406)	—
Deferred income tax (benefit) expense	(670)	5,507	(3,943)
Purchases of held-for-sale mortgages	(101,976)	(38,070)	(21,678)
Sales of held-for-sale mortgages	88,094	24,578	19,525
Repayments of held-for-sale mortgages	3,050	896	138
Change in:
Due to Participation Certificates and Structured Securities Trust	250	(623)	946
Trading securities	—	—	(1,922)
Accounts and other receivables, net	(1,343)	(1,668)	(909)
Amounts due to Participation Certificate investors, net	—	—	(10,744)
Accrued interest payable	(1,324)	(786)	(263)
Income taxes payable	312	(1,185)	130
Guarantee asset, at fair value	(5,597)	4,744	(2,203)
Guarantee obligation	(183)	(1,470)	4,245
Other, net	(311)	944	503

Net cash provided by (used for) operating activities	1,288	(10,159)	(7,670)

Cash flows from investing activities
Purchases of trading securities	(250,411)	(200,613)	—
Proceeds from sales of trading securities	153,093	94,764	—
Proceeds from maturities of trading securities	69,025	18,382	—
Purchases of available-for-sale securities	(15,346)	(174,968)	(319,213)
Proceeds from sales of available-for-sale securities	22,259	35,872	109,973
Proceeds from maturities of available-for-sale securities	86,702	193,573	219,047
Purchases of held-for-investment mortgages	(23,606)	(25,099)	(25,059)
Repayments of held-for-investment mortgages	6,862	6,516	9,571
Decrease (increase) in restricted cash	426	(857)	(96)
Net (payments) proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	(4,690)	(2,573)	1,798
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	3,150	(3,588)	16,466
Derivative premiums and terminations and swap collateral, net	99	(12,829)	(2,484)
Investments in low-income housing tax credit partnerships	—	—	(158)

Net cash provided by (used for) investing activities	47,563	(71,420)	9,845

Cash flows from financing activities
Proceeds from issuance of short-term debt	996,886	1,194,456	1,016,933
Repayments of short-term debt	(1,088,026)	(1,061,595)	(986,489)
Proceeds from issuance of long-term debt	336,973	241,222	183,161
Repayments of long-term debt	(307,780)	(267,732)	(222,541)
Increase in liquidation preference of senior preferred stock	36,900	13,800	—
Proceeds from issuance of preferred stock	—	—	8,484
Redemption of preferred stock	—	—	(600)
Repurchases of common stock	—	—	(1,000)
Payment of cash dividends on senior preferred stock, preferred stock and common stock	(4,105)	(998)	(1,539)
Excess tax benefits associated with stock-based awards	1	3	5
Payments of low-income housing tax credit partnerships notes payable	(343)	(742)	(1,068)
Other, net	—	(83)	(306)

Net cash (used for) provided by financing activities	(29,494)	118,331	(4,960)

Net increase (decrease) in cash and cash equivalents	19,357	36,752	(2,785)
Cash and cash equivalents at beginning of period	45,326	8,574	11,359

Cash and cash equivalents at end of period	$64,683	$45,326	$8,574

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$25,169	$35,664	$37,473
Swap collateral interest	6	149	445
Derivative interest carry, net	2,268	804	(1,070)
Income taxes	(472)	1,230	927
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as available-for-sale securities	1,088	—	169
Investments in low-income housing tax credit partnerships financed by notes payable	—	—	286
Transfers from held-for-sale mortgages to held-for-investment mortgages	10,336	—	41
Transfers from held-for-investment mortgages to held-for-sale mortgages	435	—	—
Transfers from Participation Certificates recognized on our consolidated balance sheets to held-for-investment mortgages	—	—	2,229
Transfers from available-for-sale securities to trading securities	—	87,281	—
Issuance of senior preferred stock and warrant to purchase common stock to U.S. Department of the Treasury	—	3,304	—

The accompanying notes are an integral part of these financial statements.

211	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by the U.S. Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities by issuing Structured Securities to third-party investors. We also guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other mortgage loans held by third parties. Securitized mortgage-related assets that back PCs and Structured Securities that are held by third parties are not reflected as assets on our consolidated balance sheets. As discussed in “Securitization Activities through Issuances of Guaranteed PC and Structured Securities,” our Structured Securities represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. We earn management and guarantee fees for providing our guarantee and performing management activities (such as ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services) with respect to issued PCs and Structured Securities. Our management activities are essential to and inseparable from our guarantee activities. We do not provide or charge for the activities separately. The management and guarantee fee is paid to us over the life of the related PCs and Structured Securities and reflected in earnings as management and guarantee income is accrued.

Basis of Presentation

Our financial reporting and accounting policies conform to GAAP. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. We evaluate the materiality of identified errors in the financial statements using both an income statement, or “rollover,” and a balance sheet, or “iron-curtain,” approach, based on relevant quantitative and qualitative factors.

Net income (loss) includes certain adjustments to correct immaterial errors related to previously reported periods. For 2009, we evaluated subsequent events through February 23, 2010.

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

Our estimates and judgments include, but are not limited to the following:

•	estimating fair value for a significant portion of assets and liabilities, including financial instruments and REO (See “NOTE 18: FAIR VALUE DISCLOSURES” for a discussion of our fair value estimates);

•	estimating the expected amounts of forecasted issuances of debt;

•	establishing the allowance for loan losses on loans held-for-investment and the reserve for guarantee losses on PCs;

•	applying the static effective yield method of amortizing our guarantee obligation into earnings based on forecasted unpaid principal balances, which requires adjustment when significant changes in economic events cause a shift in the pattern of our economic release from risk;

•	applying the effective interest method, which requires estimates of the expected future amounts of prepayments of mortgage-related assets;

•	assessing when impairments should be recognized on investments in securities and LIHTC partnerships and the subsequent accretion of security impairments using prospective amortization; and

•	assessing the realizability of net deferred tax assets to determine our need for and amount of a valuation allowance.

During 2009, we enhanced our methodology for estimating the reserve for losses on mortgage loans held-for-investment and the reserve for guarantee losses on PCs. These enhancements were made to reduce the number of adjustments that were required in the previous process that arose as a result of dramatic changes in market conditions in recent periods. The new process allows us to incorporate a greater number of loan characteristics by giving us the ability to better integrate into the modeling process our understanding of home price changes at a more detailed level and forecast their impact on incurred losses. Additionally, these changes allow us to better assess incurred losses of modified loans by incorporating specific

212	Freddie Mac

expectations related to these types of loans into our model. Several of the more significant characteristics include estimated current loan-to-value ratios, original FICO scores, geographic region, loan product, delinquency status, loan age, sourcing channel, occupancy type, and unpaid principal balance at origination. We estimate that these changes in methodology decreased our provision for credit losses and increased net income by approximately $1.4 billion or $0.43 per diluted common share for 2009. Because of the number of characteristics incorporated into the enhanced model, the interdependencies in the calculations, and concurrent implementation of these enhancements, we are not able to attribute the dollar impact of this change to the individual changes in the new model. See “NOTE 7: MORTGAGE LOANS AND LOAN LOSS RESERVES” for additional information on our loan loss reserves.

Consolidation and Equity Method of Accounting

The consolidated financial statements include our accounts and those of our subsidiaries. The equity and net earnings attributable to the noncontrolling interests in our consolidated subsidiaries are reported separately on our consolidated balance sheets as noncontrolling interests in total equity (deficit) and in the consolidated statements of operations as net (income) loss attributable to noncontrolling interests. All material intercompany transactions have been eliminated in consolidation.

For each entity with which we are involved, we determine whether the entity should be considered a subsidiary and thus consolidated in our financial statements. These subsidiaries include entities in which we hold more than 50% of the voting rights or over which we have the ability to exercise control. Accordingly, we consolidate our two majority-owned REITs, Home Ownership Funding Corporation and Home Ownership Funding Corporation II. Other subsidiaries consist of VIEs in which we are the primary beneficiary.

A VIE is an entity (a) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party or (b) where the group of equity holders does not have (i) the ability to make significant decisions about the entity’s activities, (ii) the obligation to absorb the entity’s expected losses or (iii) the right to receive the entity’s expected residual returns. We consolidate entities that are VIEs when we are the primary beneficiary. We are considered the primary beneficiary of a VIE when we absorb a majority of its expected losses, receive a majority of its expected residual returns (unless another enterprise receives this majority), or both. We determine if we are the primary beneficiary when we become involved in the VIE or when there is a change to the governing documents. If we are the primary beneficiary, we also reconsider this decision when we sell or otherwise dispose of all or part of our variable interests to unrelated parties or if the VIE issues new variable interests to parties other than us or our related parties. Conversely, if we are not the primary beneficiary, we also reconsider this decision when we acquire additional variable interests in these entities. Prior to 2008, we invested as a limited partner in qualified LIHTC partnerships that are eligible for federal income tax credits and deductible operating losses and that mostly are VIEs. We are the primary beneficiary for certain of these LIHTC partnerships and consolidate them on our consolidated balance sheets as discussed in “NOTE 5: VARIABLE INTEREST ENTITIES.”

We use the equity method of accounting for entities over which we have the ability to exercise significant influence, but not control, such as (a) entities that are not VIEs and (b) VIEs in which we have significant variable interests but are not the primary beneficiary. We report our recorded investment as part of low-income housing tax credit partnership equity investments on our consolidated balance sheets and recognize our share of the entity’s losses in the consolidated statements of operations as non-interest income (loss), with an offset to the recorded investment. Our share of losses is recognized only until the recorded investment is reduced to zero, unless we have guaranteed the obligations of or otherwise committed to provide further financial support to these entities. We review these investments for impairment on a quarterly basis and reduce them to fair value when a decline in fair value below the recorded investment is deemed to be other than temporary. Our review considers a number of factors, including, but not limited to, the severity and duration of the decline in fair value, remaining estimated tax credits and losses in relation to the recorded investment, our intent and ability to hold the investment until a recovery can be reasonably estimated to occur, our ability to use the losses and credits to offset income, and our ability to realize value via sales of our LIHTC investments.

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

213	Freddie Mac

We no longer invest in LIHTC partnerships because we do not expect to be able to use the underlying federal income tax credits or the operating losses generated from LIHTC partnerships as a reduction to our taxable income because of our inability to generate sufficient taxable income. Furthermore, we are not able to realize any value through a sale to a third party as a result of a restriction imposed by Treasury. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009. See “NOTE 5: VARIABLE INTEREST ENTITIES” for additional information.

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

We adopted the accounting standards related to the fair value option for financial assets and financial liabilities on January 1, 2008, which requires, among other things, the classification of trading securities cash flows based on the purpose for which the securities were acquired. Upon adoption, we classified our trading securities cash flows as investing activities because we intend to hold these securities for investment purposes. Prior to our adoption, we classified cash flows on all trading securities as operating activities. As a result, the operating and investing activities on our consolidated statements of cash flows have been impacted by this change.

In the consolidated statements of cash flows, cash flows related to the acquisition and termination of derivatives other than forward commitments are generally classified in investing activities, without regard to whether the derivatives are designated as a hedge of another item. Cash flows from commitments accounted for as derivatives that result in the acquisition or sale of mortgage securities or mortgage loans are classified in either: (a) operating activities for mortgage loans classified as held-for-sale, or (b) investing activities for trading securities, available-for-sale securities or mortgage loans classified as held-for-investment. Cash flows related to purchases of mortgage loans held-for-sale are classified in operating activities until the loans have been securitized and retained as available-for-sale PCs in the same period as they are purchased, at which time the cash flows are classified as investing activities. When mortgage loans held-for-sale are sold or securitized, proceeds from sale or securitization and any related gain or loss are classified in operating activities. All cash inflows associated with our investments in mortgage-related securities issued by us that are classified as available-for-sale (i.e., payments, maturities, and proceeds from sales) are classified as investing activities.

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

When we have the right to purchase mortgage loans from PC pools, we recognize the mortgage loans as held-for-investment with a corresponding payable to the trust. For periods prior to the third quarter of 2009, the right to purchase the loans was included in net cash provided by investing activities and the increase in the payable to the trust was included in net cash used by operating activities. We determined that the recognition of these mortgage loans should be reflected as a non-cash activity. We revised our consolidated statements of cash flows for the year ended December 31, 2008 to reflect this correction. This revision resulted in an increase to the cash used for operating activities by $518 million and a decrease to the cash used for investing activities by $518 million for 2008. Management concluded that this revision is not material to our previously issued consolidated financial statements.

Restricted Cash

Cash collateral accepted from counterparties that we do not have the right to use is recorded as restricted cash in our consolidated balance sheets. Restricted cash also includes cash held on deposit at the Fixed Income Clearing Corporation.

Securitization Activities through Issuances of Guaranteed PCs and Structured Securities

Overview

We securitize substantially all of the single-family mortgages we have purchased and issue mortgage-related securities called PCs that can be sold to investors or held by us. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor swaps, except that formed PC pools include loans that are contributed by more than one other party or by us. We issue PCs and Structured Securities through various swap-based exchanges significantly more often than through cash-based exchanges. We also issue and transfer Structured Securities to third parties in exchange for PCs and non-Freddie Mac mortgage-related securities.

214	Freddie Mac

PCs

Our PCs are pass-through securities that represent undivided beneficial interests in trusts that own pools of mortgages we have purchased. For our fixed-rate PCs, we guarantee the timely payment of interest and principal. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We do not guarantee the timely payment of principal for ARM PCs; however, we do guarantee the full and final payment of principal. In exchange for providing this guarantee, we receive a contractual management and guarantee fee and other upfront credit-related fees.

Other investors purchase our PCs, including pension funds, insurance companies, securities dealers, money managers, commercial banks, foreign central banks and other fixed-income investors. PCs differ from U.S. Treasury securities and other fixed-income investments in two primary ways. First, PCs can be prepaid at any time because homeowners can pay off the underlying mortgages at any time prior to a loan’s maturity. Because homeowners have the right to prepay their mortgage, the securities implicitly have a call option that significantly reduces the average life of the security as compared to the contractual maturity of the underlying loans. Consequently, mortgage-related securities generally provide a higher nominal yield than certain other fixed-income products. Second, PCs are not backed by the full faith and credit of the United States, as are U.S. Treasury securities. However, we guarantee the payment of interest and principal on all our PCs, as discussed above.

Guarantee Asset

In return for providing our guarantee for the payment of principal and interest on the security, we may earn a management and guarantee fee that is paid to us over the life of an issued PC, representing a portion of the interest collected on the underlying loans. We recognize the fair value of our contractual right to receive management and guarantee fees as a guarantee asset at the inception of an executed guarantee. We recognize a guarantee asset, which performs similar to an interest-only security, only when an explicit management and guarantee fee is charged. To estimate the fair value of most of our guarantee asset, we obtain dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. For the remaining portion of our guarantee asset, we use an expected cash flow approach including only those cash flows expected to result from our contractual right to receive management and guarantee fees, discounted using market input assumptions extracted from the dealer quotes provided on the more liquid products. See “NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for more information on how we determine the fair value of our guarantee asset.

Subsequently, we account for a guarantee asset like a debt instrument classified as a trading security. As such, we measure the guarantee asset at fair value with changes in the fair value reflected in earnings as gains (losses) on guarantee asset. Cash collections of our contractual management and guarantee fee reduce the value of the guarantee asset and are reflected in earnings as management and guarantee income.

Guarantee Obligation

Our guarantee obligation represents the recognized liability associated with our guarantee of PCs and Structured Securities net of cumulative amortization. Prior to January 1, 2008, we recognized a guarantee obligation at the fair value of our non-contingent obligation to stand ready to perform under the terms of our guarantee at inception of an executed guarantee. Upon adoption of an amendment to the accounting standards for fair value measurements and disclosures on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by the initial measurement guidance for guarantees. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation we received in the related securitization transaction. As a result, we no longer record estimates of deferred gains or immediate, “day one,” losses on most guarantees. However, all unamortized amounts recorded prior to January 1, 2008 will continue to be deferred and amortized using the static effective yield method. The guarantee obligation is reduced by the fair value of any primary loan-level mortgage insurance (which is described below under Credit Enhancements) that we receive.

Subsequently, we amortize our guarantee obligation into earnings as income on guarantee obligation using a static effective yield method. The static effective yield is calculated and fixed at inception of the guarantee based on forecasted unpaid principal balances. The static effective yield is subsequently evaluated and adjusted when significant changes in economic events cause a shift in the pattern of our economic release from risk (hereafter referred to as the loss curve). We established triggers that identify significant shifts in the loss curve, which include increases or decreases in prepayment speeds, and increases or decreases in home price appreciation/depreciation. These triggers are based on objective measures (i.e., defined percentages which are designed to identify symmetrical shifts in the loss curve) applied consistently period to period. When a trigger is met, a cumulative catch-up adjustment is recognized to true up the cumulative amortization to the amount that would have been recognized had the shift in the loss curve been included in the original effective yield calculation. The new effective yield is applied prospectively based on the revised cash flow forecast and can subsequently

215	Freddie Mac

change when another trigger is met indicating another significant shift in the loss curve. The resulting recorded amortization reflects our economic release from risk under changing economic scenarios.

Credit Enhancements

As additional consideration, we may receive the following types of seller-provided credit enhancements related to the underlying mortgage loans. These credit enhancements are initially measured at fair value and recognized as follows: (a) pool insurance is recognized as an other asset; (b) recourse and/or indemnifications that are provided by counterparties to guarantor swap or cash purchase transactions are recognized as an other asset; and (c) primary loan-level mortgage insurance is recognized at inception as a component of the recognized guarantee obligation. The fair value of the credit enhancements is estimated using an expected cash flow approach intended to reflect the estimated amount that a third party would be willing to pay for the contracts. Recognized credit enhancement assets are subsequently amortized into earnings as other non-interest expense under the static effective yield method in the same manner as our guarantee obligation. Recurring insurance premiums are recorded at the amount paid and amortized over their contractual life.

Reserve for Guarantee Losses on Participation Certificates

When appropriate, we recognize a contingent obligation to make payments under our guarantee when it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. See “Allowance for Loan Losses and Reserve for Guarantee Losses” below for information on our contingent obligation, when it is recognized, and how it is initially and subsequently measured.

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

216	Freddie Mac

Structured Securities

We issue single-class Structured Securities and multi-class Structured Securities. We create Structured Securities primarily by using PCs or previously issued Structured Securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of the tranches of our Structured Securities. For Structured Securities that we issue to third parties in exchange for PCs, we receive a transaction fee (measured at the amount received), but we generally do not recognize any incremental guarantee asset or guarantee obligation because the underlying collateral is a guaranteed PC; therefore, there is no incremental guarantee asset or obligation to record. Rather, we defer and amortize into earnings as other non-interest income on a straight-line basis that portion of the transaction fee that we receive equal to the estimated fair value of our future administrative responsibilities for issued Structured Securities. These responsibilities include ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services. We estimate the fair value of these future responsibilities based on quotes from third-party vendors who perform each type of service and, where quotes are not available, based on our estimates of what those vendors would charge.

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

Structured Transactions can generally be segregated into two different types. In one type, we purchase single-class pass-through securities, place them in a securitization trust, guarantee the principal and interest, and issue the Structured Transaction. For other Structured Transactions, we purchase only the senior tranches from a non-Freddie Mac senior-subordinated securitization, place these senior tranches into a securitization trust, provide a guarantee of the principal and interest of the senior tranches, and issue the Structured Transaction.

Cash-Based Sales Transactions

Sometimes we issue PCs and Structured Securities through cash-based sales transactions. Cash-based sales involve the transfer of loans or PCs that we hold into PCs or Structured Securities. Upon completion of a transfer of loans or PCs that qualifies as a sale in accordance with the accounting standards for transfer and servicing of financial assets, we derecognize all assets sold and recognize all assets obtained and liabilities incurred.

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

Freddie Mac PCs and Structured Securities included in Mortgage-Related Securities

When we own Freddie Mac PCs or Structured Securities, we do not derecognize any components of the guarantee asset, guarantee obligation, reserve for guarantee losses, or any other outstanding recorded amounts associated with the guarantee transaction because our contractual guarantee obligation to the unconsolidated securitization trust remains in force until the trust is liquidated, unless the trust is consolidated. We continue to account for the guarantee asset, guarantee obligation, and reserve for guarantee losses in the same manner as described above, and investments in Freddie Mac PCs and Structured Securities, as described in greater detail below. Whether we own the security or not, our guarantee obligation and related credit exposure does not change. Our valuation of these securities is consistent with the legal structure of the guarantee transaction, which includes our guarantee to the securitization trust. As such, the fair value of Freddie Mac PCs and Structured Securities held by us includes the implicit value of the guarantee. See “NOTE 18: FAIR VALUE DISCLOSURES,” for disclosure of the fair values of our mortgage-related securities, guarantee asset, and guarantee obligation. Upon subsequent sale of a Freddie Mac PC or Structured Security, we continue to account for any outstanding

217	Freddie Mac

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

Mortgage Loans

Upon loan acquisition, we classify the loan as either held for sale or held for investment. Mortgage loans that we have the ability and intent to hold for the foreseeable future are classified as held for investment. Held-for-investment mortgage loans are reported at their outstanding unpaid principal balances, net of deferred fees and cost basis adjustments (including unamortized premiums and discounts). These deferred items are amortized into interest income over the estimated lives of the mortgages using the effective interest method. We use actual prepayment experience and estimates of future prepayments to determine the constant yield needed to apply the effective interest method. For purposes of estimating future prepayments, the mortgages are aggregated by similar characteristics such as origination date, coupon and maturity. We recognize interest on mortgage loans on an accrual basis, except when we believe the collection of principal or interest is not probable.

Mortgage loans not classified as held for investment are classified as held for sale. Held for sale mortgages are reported at the lower of cost or fair value, with gains and losses reported in other gains (losses) on investments. Premiums and discounts on loans classified as held for sale are not amortized during the period that such loans are classified as held for sale. Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Thus, these multifamily mortgage loans are measured at fair value on a recurring basis. Gains or losses on these loans related to sales or changes in fair value are reported in other gains (losses) on investments.

If we decide not to sell a mortgage loan classified as held for sale, and instead have the ability and intent to hold that loan for the foreseeable future or until maturity or payoff, the mortgage loan is reclassified from held for sale to held for investment on the date of change in our intent and ability. At the date of reclassification to held for investment, the mortgage loan is recorded at the lower of cost or fair value. Any difference between the new carrying amount of the loan and its outstanding principal balance at that time is treated as a premium or discount and amortized to income over the remaining life of the loan using the effective interest method.

Allowance for Loan Losses and Reserve for Guarantee Losses

We maintain an allowance for loan losses on mortgage loans held-for-investment and a reserve for guarantee losses on PCs, collectively referred to as our loan loss reserves, to provide for credit losses when it is probable that a loss has been incurred. The held-for-investment loan portfolio is reported net of the allowance for loan losses on the consolidated balance sheets. The reserve for guarantee losses is a liability account on our consolidated balance sheets. Increases in loan loss

218	Freddie Mac

reserves are reflected in earnings as the provision for credit losses, while decreases are reflected through charging-off such balances (net of recoveries) when realized losses are recorded or as a reduction in the provision for credit losses. For both single-family and multifamily mortgages where the original terms of the mortgage loan agreement are modified, resulting in a concession to the borrower experiencing financial difficulties, losses are recorded as charge-offs at the time of modification and the loans are subsequently accounted for as troubled debt restructurings.

We estimate credit losses related to homogeneous pools of single-family and multifamily loans when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated in accordance with the accounting standards for contingencies. We also estimate credit losses for impaired loans in accordance with the subsequent measurement requirements in the accounting standards for receivables. The loans evaluated include single-family loans and multifamily loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings), and certain loans that were deemed impaired based on management judgment. When evaluating loan impairments and establishing the loan loss reserves, we consider available evidence, such as the fair value of collateral for collateral dependent loans, and third-party credit enhancements. Determining the adequacy of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant judgment. Loans not deemed to be impaired are grouped with other loans that share common characteristics for evaluation of impairment in accordance with the accounting standards for contingencies.

Single-Family Loan Portfolio

We estimate loan loss reserves on homogeneous pools of single-family loans using a statistically based model that evaluates a variety of factors. The homogeneous pools of single-family mortgage loans are determined based on common underlying characteristics, including current LTV ratios and trends in house prices, loan product type and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate factors including, but not limited to:

•	current LTV ratios and trends in house prices;

•	loan product type;

•	geographic location;

•	delinquency status;

•	loan age;

•	sourcing channel;

•	occupancy type;

•	unpaid principal balance at origination;

•	actual and estimated amounts for loss severity trends for similar loans;

•	default experience;

•	expected ability to partially mitigate losses through loan modification or other alternatives to foreclosure;

•	expected proceeds from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction;

•	expected repurchases of mortgage loans by sellers under their obligations to repurchase loans that are inconsistent with certain representations and warranties made at the time of sale;

•	counterparty credit of mortgage insurers and seller/servicers;

•	pre-foreclosure real estate taxes and insurance;

•	estimated selling costs should the underlying property ultimately be sold; and

•	trends in the timing of foreclosures.

Our loan loss reserves reflect our best estimates of incurred losses. Our loan loss reserve estimate includes projections related to strategic loss mitigation activities, including loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. At an individual loan level, our estimate also considers the effect of home price changes on borrower behavior and the impact of our loss mitigation actions, including our temporary suspensions of foreclosure transfers and our loan modification efforts. We apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements received in excess of our recorded investment in charged-off loans are recorded in REO operations expense in the consolidated statements of operations when received.

219	Freddie Mac

Our reserve estimate also reflects our best projection of defaults we believe are likely to occur as a result of loss events that have occurred through December 31, 2009 and 2008, respectively. However, the continued deterioration in the national housing market during 2009, the uncertainty in other macroeconomic factors, and uncertainty of the success of modification efforts under HAMP and other loss mitigation programs makes forecasting of default rates increasingly imprecise. The inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices, deterioration in the financial condition of our mortgage insurance counterparties, or default rates that exceed our current projections would cause our losses to be higher than those currently estimated.

We validate and update the model and factors to capture changes in actual loss experience, as well as changes in underwriting practices and in our loss mitigation strategies. We also consider macroeconomic and other factors that impact the quality of the loans underlying our portfolio including regional housing trends, applicable home price indices, unemployment and employment dislocation trends, consumer credit statistics and the extent of third party insurance. We determine our loan loss reserves based on our assessment of these factors.

Multifamily Loan Portfolio

We estimate loan loss reserves on the multifamily loan portfolio based on available evidence, including but not limited to, the fair value of collateral underlying the impaired loans, evaluation of the repayment prospects, and the adequacy of third-party credit enhancements. We also consider the value of collateral underlying individual loans based on property-specific and market-level risk characteristics including apartment vacancy and rental rates. In determining our loan loss reserve estimate, we utilize available economic data related to commercial real estate as well as estimates of loss severity and cure rates. The cure rate is the percent of delinquent loans that are able to return to a current payment status. For those loans we identify as having deteriorating underlying characteristics such as LTV ratio and DSCRs, we then evaluate each individual property, using estimates of property value to determine if a specific reserve is needed for each loan. Although we use the most recently available results of our multifamily borrowers to assess a property’s values, there is a lag in reporting as they prepare their results in the normal course of business.

Non-Performing Loans

We classify loans as non-performing and place them on nonaccrual status when we believe collectibility of interest and principal on a loan is not reasonably assured. We consider non-performing loans as those: (a) loans whose contractual terms have been modified due to the financial difficulties of the borrower (including troubled debt restructurings), and (b) loans that are more than 90 days past due, and (c) multifamily loans at least 30 days past due that are deemed impaired based on management judgment. Serious delinquencies are those single-family and multifamily loans that are 90 days or more past due or in foreclosure.

Impaired Loans

A loan is considered impaired when it is probable to not receive all amounts due (principal and interest), in accordance with the contractual terms of the original loan agreement. Impaired loans include single-family loans, both performing and non-performing, that are troubled debt restructurings and delinquent or modified loans purchased from PC pools whose fair value was less than acquisition cost at the date of purchase. Multifamily impaired loans include loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings), loans that are at least 90 days past due, and loans at least 30 days past due that are deemed impaired based on management judgment. Single-family loans are aggregated and measured for impairment based on similar risk characteristics. For impaired multifamily loans, impairment is measured based on the fair value of the loan level underlying collateral as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any credit enhancements associated with the impaired loan. Except for cases of fraud and other unusual circumstances, multifamily loans are non-recourse to the borrower so only the cash flows of the underlying property serve as the source of funds for repayment of the loan.

We have the option to purchase mortgage loans out of PC pools under certain circumstances, such as to resolve an existing or impending delinquency or default. From time to time, we reevaluate our delinquent loan purchase practices and alter them if circumstances warrant. Through November 2007, our general practice was to automatically purchase the mortgage loans out of pools after the loans were 120 days delinquent. Effective December 2007, we purchase loans from pools when (a) loans are modified, (b) foreclosure sales occur, (c) the loans are delinquent for 24 months, or (d) the loans are 120 days or more delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the non-performing mortgage loan. On February 10, 2010 we announced that we will purchase substantially all of the single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities. See “NOTE 22: SUBSEQUENT EVENTS” for additional information. According to the initial measurement requirements in accounting standards for loans and debt securities acquired with deteriorated credit quality, loans that are purchased from PC pools are recorded on our consolidated balance sheets at the lesser of our acquisition cost

220	Freddie Mac

or the loan’s fair value at the date of purchase and are subsequently carried at amortized cost. The initial investment includes the unpaid principal balance, accrued interest, and a proportional amount of the recognized guarantee obligation and reserve for guarantee losses recognized for the PC pool from which the loan was purchased. The proportion of the guarantee obligation is calculated based on the relative percentage of the unpaid principal balance of the loan to the unpaid principal balance of the entire pool. The proportion of the reserve for guarantee losses is calculated based on the relative percentage of the unpaid principal balance of the loan to the unpaid principal balance of the loans in the respective reserving category for the loan (i.e., book year and delinquency status). We record realized losses on loans purchased when, upon purchase, the fair value is less than the acquisition cost of the loan. Gains related to non-accrual loans with deteriorated credit quality acquired from PC pools, which are either repaid in full or are collected in whole or in part when a loan goes to foreclosure are reported in recoveries on loans impaired upon purchase. For impaired loans where the borrower has made required payments that return to current status, the basis adjustments are recognized as interest income over time, as periodic payments are received. Gains resulting from the prepayment of currently performing loans with deteriorated credit quality acquired from PC pools are also reported in mortgage loan interest income.

Investments in Securities

Investments in securities consist primarily of mortgage-related securities. We classify securities as “available-for-sale” or “trading.” On January 1, 2008, we elected the fair value option for certain available-for-sale mortgage-related securities, including investments in securities that (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment or (b) are not of high credit quality at the acquisition date, which are identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets. Subsequent to our election, these securities were classified as trading securities. See “Recently Adopted Accounting Standards” for further information. We currently have not classified any securities as “held-to-maturity” although we may elect to do so in the future. Securities classified as available-for-sale are reported at fair value with changes in fair value included in AOCI, net of taxes, or gains (losses) on investments. Securities classified as trading are reported at fair value with changes in fair value included in gains (losses) on investments. See “NOTE 18: FAIR VALUE DISCLOSURES” for more information on how we determine the fair value of securities.

We record forward purchases and sales of securities that are specifically exempt from the requirements of derivatives and hedging accounting, on a trade date basis. Securities underlying forward purchases and sales contracts that are not exempt from the requirements of derivatives and hedging accounting are recorded on the contractual settlement date with a corresponding commitment recorded on the trade date.

In connection with transfers of financial assets that qualify as sales under the accounting standards for transfer and servicing of financial assets, we may retain individual securities not transferred to third parties upon the completion of a securitization transaction. These securities may be backed by mortgage loans purchased from our customers or PCs and Structured Securities. The new Structured Securities we acquire in these transactions are classified as available-for-sale or trading. Our PCs and Structured Securities are considered guaranteed investments. Therefore, the fair values of these securities reflect that they are considered to be of high credit quality and the securities are not subject to credit-related impairments. They are subject to the credit risk associated with the underlying mortgage loan collateral. Therefore, our exposure to credit losses on the loans underlying our retained securitization interests is recorded within our reserve for guarantee losses on PCs. See “Allowance for Loan Losses and Reserve for Guarantee Losses” above for additional information.

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

221	Freddie Mac

On April 1, 2009, we prospectively adopted an amendment to the accounting standards for investments in debt and equity securities, which provides additional guidance in accounting for and presenting impairment losses on debt securities. See “Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” for further information regarding this amendment.

We conduct quarterly reviews to identify and evaluate each available-for-sale security that has an unrealized loss, in accordance with the amendment to the accounting standards for investments in debt and equity securities. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. For available-for-sale securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit-impaired securities, where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Our analysis regarding credit quality is refined where the current fair value or other characteristics of the security warrant. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. See “NOTE 6: INVESTMENTS IN SECURITIES — Evaluation of Other-Than-Temporary Impairments” for a discussion of important factors we considered in our evaluation.

The amount of the total other-than-temporary impairment related to a credit-related loss is recognized in net impairment of available-for-sale securities in our consolidated statements of operations. Unrealized losses on available-for-sale securities that are determined to be temporary in nature are recorded, net of tax, in AOCI.

For available-for-sale securities that are not deemed to be credit impaired, we perform additional analysis to assess whether we intend to sell or would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In most cases, we asserted that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s decline in fair value is deemed to be other than temporary and is recorded in earnings.

Prior to January 1, 2008, for certain securities that (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment or (b) are not of high credit quality at the acquisition date, other-than-temporary impairment was defined in accordance with the accounting standards for investments in beneficial interests in securitized financial assets as occurring whenever there was an adverse change in estimated future cash flows coupled with a decline in fair value below the amortized cost basis. When a security was deemed to be other-than-temporarily impaired, the cost basis of the security was written down to fair value, with the loss recorded to gains (losses) on investment activity. Based on the new cost basis, the deferred amounts related to the impaired security were amortized over the security’s remaining life in a manner consistent with the amount and timing of the future estimated cash flows. The security cost basis was not changed for subsequent recoveries in fair value.

On January 1, 2008, for available-for-sale securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets, we elected the fair value option to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of operations in the period they occur, including increases in value. For additional information on our election of the fair value option, see “Recently Adopted Accounting Standards” and “NOTE 18: FAIR VALUE DISCLOSURES.”

Gains and losses on the sale of securities are included in other gains (losses) on investments, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost of a security in computing the gain or loss.

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

Debt securities other than foreign-currency denominated debt are reported at amortized cost. Deferred items including premiums, discounts, and hedging-related basis adjustments are reported as a component of debt securities, net. Issuance costs are reported as a component of other assets. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts and

222	Freddie Mac

issuance costs begins at the time of debt issuance. Amortization of hedging-related basis adjustments is initiated upon the termination of the related hedge relationship.

On January 1, 2008, we elected the fair value option on foreign-currency denominated debt securities and report them at fair value. The change in fair value of foreign-currency denominated debt for 2008 was reported as gains (losses) on debt recorded at fair value in our consolidated statements of operations. Upfront costs and fees on foreign-currency denominated debt are recognized in earnings as incurred and not deferred. For additional information on our election of the fair value option, see “Recently Adopted Accounting Standards” and “NOTE 18: FAIR VALUE DISCLOSURES.” Prior to 2008, foreign-currency denominated debt issuances were recorded at amortized cost and translated into U.S. dollars using foreign exchange spot rates at the balance sheet dates and any resulting gains or losses were reported in non-interest income (loss) — foreign-currency gains (losses), net.

When we repurchase or call outstanding debt securities, we recognize a gain or loss related to the difference between the amount paid to redeem the debt security and the carrying value, including any remaining unamortized deferred items (e.g., premiums, discounts, issuance costs and hedging-related basis adjustments). The balances of remaining deferred items are reflected in earnings in the period of extinguishment as a component of gains (losses) on debt retirement. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment of the existing debt security or a modification, or debt exchange, of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security with recognition of any gains or losses in earnings in gains (losses) on debt retirement, the issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed, and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt obligation using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a debt exchange, fees paid to the creditor are deferred and amortized over the life of the modified debt security using the effective interest method, and fees paid to third parties are expensed as incurred. In a debt exchange, the following are considered to be a basis adjustment on the new debt security and are amortized as an adjustment of interest expense over the remaining term of the new debt security: (a) the fees associated with the new debt security and any existing unamortized premium or discount; (b) concession fees on the existing debt security; and (c) hedge gains and losses on the existing debt security.

Derivatives

We account for our derivatives pursuant to the accounting standards for derivatives and hedging. Derivatives are reported at their fair value on our consolidated balance sheets. Derivatives in an asset position, including net derivative interest receivable or payable, are reported as derivative assets, net. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Changes in fair value and interest accruals on derivatives are recorded as derivative gains (losses) in our consolidated statements of operations.

We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. In connection with the adoption of an amendment to derivatives and hedging accounting regarding certain hybrid financial instruments on January 1, 2007, we elected to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in our consolidated statements of operations. At December 31, 2009 and 2008, we did not have any embedded derivatives that were bifurcated and accounted for as freestanding derivatives.

At December 31, 2009 and 2008, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to terminated or de-designated cash flow hedge relationships. These deferred gains and losses on closed cash flow hedges are recognized in earnings as the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.

The changes in fair value of the derivatives in cash flow hedge relationships are recorded as a separate component of AOCI to the extent the hedge relationships are effective, and amounts are reclassified to earnings when the forecasted transaction affects earnings.

REO

REO is initially recorded at fair value less estimated costs to sell and is subsequently carried at the lower-of-cost-or-fair-value less estimated costs to sell. When we acquire REO, losses arise when the carrying basis of the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries

223	Freddie Mac

through credit enhancements. Losses are charged-off against the allowance for loan losses at the time of acquisition. REO gains arise and are recognized immediately in earnings at disposition when the fair market value of the foreclosed property less costs to sell and credit enhancements exceeds the carrying basis of the loan (including accrued interest). Amounts we expect to receive from third-party insurance or other credit enhancements are recorded when the asset is acquired. The receivable is adjusted when the actual claim is filed, and is a component of accounts and other receivables, net on our consolidated balance sheets. Material development and improvement costs relating to REO are capitalized. Operating expenses on the properties are included in REO operations income (expense). Estimated declines in REO fair value that result from ongoing valuation of the properties are provided for and charged to REO operations income (expense) when identified. Any gains and losses from REO dispositions are included in REO operations income (expense).

Income Taxes

We use the asset and liability method to account for income taxes in accordance with the accounting standards for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Our management determined that, as of December 31, 2009 and 2008, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by recent events and the resulting uncertainties that existed as of December 31, 2009 and 2008, respectively. For more information about the evidence that management considers and our determination of the need for a valuation allowance, see “NOTE 15: INCOME TAXES.”

We account for tax positions taken or expected to be taken (and any associated interest and penalties) so long as it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. See “NOTE 15: INCOME TAXES” for additional information.

Income tax benefit (expense) includes (a) deferred tax benefit (expense), which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, if any, and (b) current tax benefit (expense), which represents the amount of tax currently payable to or receivable from a tax authority including any related interest and penalties plus amounts accrued for unrecognized tax benefits (also including any related interest and penalties). Income tax benefit (expense) excludes the tax effects related to adjustments recorded to equity.

Stock-Based Compensation

We record compensation expense for stock-based compensation awards based on the grant-date fair value of the award and expected forfeitures. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the stock-based compensation award. The recorded compensation expense is accompanied by an adjustment to additional paid-in capital on our consolidated balance sheets. The vesting period for stock-based compensation awards is generally three to five years for options, restricted stock and restricted stock units. The vesting period for the option to purchase stock under the Employee Stock Purchase Plan, or ESPP, was three months. See “NOTE 12: STOCK-BASED COMPENSATION” for additional information.

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

224	Freddie Mac

the grant date. The fair value of that award is remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the service period are recognized as compensation cost over that period.

Excess tax benefits are recognized in additional paid-in capital. Cash retained as a result of the excess tax benefits is presented in the consolidated statements of cash flows as financing cash inflows. The write-off of net deferred tax assets relating to unrealized tax benefits associated with recognized compensation costs reduces additional paid-in capital to the extent there are excess tax benefits from previous stock-based awards remaining in additional paid-in capital, with any remainder reported as part of income tax benefit (expense). A valuation allowance was established against the net deferred assets relating to unrealized tax benefits associated with recognized compensation costs since we determined that it was more likely than not that sufficient future taxable income of an appropriate nature (ordinary income versus capital gains) would not be generated to realize the benefits for the net deferred tax assets.

Earnings Per Common Share

Because we have participating securities, we use the “two-class” method of computing earnings per common share. The “two-class” method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings. Our participating securities consist of vested options to purchase common stock as well as vested and unvested restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock.

Basic earnings per common share is computed as net income available to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for our basic earnings per share calculation includes the weighted average number of shares during 2008 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share. Diluted earnings per common share is determined using the weighted average number of common shares during the period, adjusted for the dilutive effect of common stock equivalents. Dilutive common stock equivalents reflect the assumed net issuance of additional common shares pursuant to certain of our stock-based compensation plans that could potentially dilute earnings per common share.

Comprehensive Income

Comprehensive income is the change in equity, on a net of tax basis, resulting from transactions and other events and circumstances from non-owner sources during a period. It includes all changes in equity during a period, except those resulting from investments by stockholders. We define comprehensive income as consisting of net income plus changes in the unrealized gains and losses on available-for-sale securities, the effective portion of derivatives accounted for as cash flow hedge relationships and changes in defined benefit plans.

Reportable Segments

We have three business segments for financial reporting purposes for all periods presented on our consolidated financial statements under the accounting standards for segment reporting. Certain prior period amounts have been reclassified to conform to the current period financial statements. See “NOTE 17: SEGMENT REPORTING” for additional information.

Recently Adopted Accounting Standards

FASB Accounting Standards Codification

On September 30, 2009, we adopted an amendment to the accounting standards on the GAAP hierarchy. This amendment changes the GAAP hierarchy used in the preparation of financial statements of non-governmental entities. It establishes the FASB Accounting Standards Codificationtm as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Our adoption of this amendment had no impact on our consolidated financial statements.

Measuring Liabilities at Fair Value

In August 2009, the FASB amended guidance on the fair value measurement of liabilities. This amendment clarifies the valuation techniques permitted in measuring fair value of liabilities in circumstances in which a quoted price in an active market for the identical liability is not available. The amendment also provides that, in measuring the fair value of a liability in situations where a restriction prevents the transfer of the liability, companies are not required to make a separate input or adjust other inputs to reflect the existence of such a restriction. It also clarifies that quoted prices for the identical liability when traded as an asset in an active market are Level 1 fair value measurements, when no adjustments to the quoted price of the asset are required. The amendment is effective for the reporting periods, including interim periods, beginning after

225	Freddie Mac

August 28, 2009 with early adoption permitted. We adopted this amendment on October 1, 2009 and the adoption had no impact on our consolidated financial statements.

Change in the Impairment Model for Debt Securities

On April 1, 2009 we prospectively adopted an amendment to the accounting standards for investments in debt and equity securities, which provides additional guidance in accounting for and presenting impairment losses on debt securities. This amendment changes the recognition, measurement and presentation of other-than-temporary impairment for debt securities, and is intended to bring greater consistency to the timing of impairment recognition and provide greater clarity to investors about the credit and non-credit components of impaired debt securities that are not expected to be sold. It also changes (a) the method for determining whether an other-than-temporary impairment exists, and (b) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, we assess whether we intend to sell or more likely than not will be required to sell the security prior to its anticipated recovery. The entire amount of other-than-temporary impairment related to securities which we intend to sell or for which it is more likely than not that we will be required to sell, is recognized in our consolidated statements of operations as net impairment on available-for-sale securities recognized in earnings. For securities that we do not intend to sell or for which it is more likely than not that we will not be required to sell, but for which we do not expect to recover the securities’ amortized cost basis, the amount of other-than-temporary impairment is separated between amounts recorded in earnings or AOCI. Other-than-temporary impairment amounts related to credit loss are recognized in net impairment of available-for-sale securities recognized in earnings and the amounts attributable to all other factors are recorded to AOCI.

As a result of the adoption, we recognized a cumulative-effect adjustment, net of tax, of $15.0 billion to our opening balance of retained earnings (accumulated deficit) on April 1, 2009, with a corresponding adjustment of $(9.9) billion, net of tax, to AOCI. The cumulative adjustment reclassifies the non-credit component of previously recognized other-than-temporary impairments from retained earnings to AOCI. The difference between these adjustments of $5.1 billion primarily represents the release of the valuation allowance previously recorded against the deferred tax asset that is no longer required upon adoption of this amendment. See “NOTE 6: INVESTMENTS IN SECURITIES” for further disclosures regarding our investments in securities and other-than-temporary impairments.

Subsequent Events

We prospectively adopted an amendment to the accounting standards for subsequent events on April 1, 2009. This Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It also requires entities to disclose the date through which subsequent events have been evaluated and whether that date is the date that financial statements were issued or the date they were available to be issued. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

On January 1, 2009, we retrospectively adopted an amendment to the accounting standards for earnings per share. The guidance in this amendment applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents. It clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our adoption of this amendment did not have a material impact on our consolidated financial statements.

Noncontrolling Interests

We adopted an amendment to the accounting standards for consolidation regarding noncontrolling interests in consolidated financial statements on January 1, 2009. After adoption, noncontrolling interests (referred to as a minority interest prior to adoption) are classified within equity (deficit), a change from their previous classification between liabilities and stockholders’ equity (deficit). Income (loss) attributable to noncontrolling interests is included in net income (loss), although such income (loss) continues to be deducted to measure earnings per share. The amendment also requires retrospective application of expanded presentation and disclosure requirements. The adoption of this amendment did not have a material impact on our consolidated financial statements.

226	Freddie Mac

Disclosure about Derivative Instruments and Hedging Activities

We adopted an amendment to the accounting standards for derivatives and hedging on January 1, 2009. This amendment changes and expands the disclosure provisions for derivatives and hedging. It requires enhanced disclosures about (a) how and why we use derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect our financial position, financial performance and cash flows. The adoption of this amendment enhanced our disclosures of derivative instruments and hedging activities in “NOTE 13: DERIVATIVES” but had no impact on our consolidated financial statements.

Other Changes in Accounting Principles

At December 31, 2008, we adopted an amendment to the impairment guidance of investments in beneficial interests in securitized financial assets, which aligns the impairment guidance for debt securities within the scope of the accounting standards for investments in beneficial interests in securitized financial assets with that for other available-for-sale or held-for-maturity debt securities; however, it does not change the interest income recognition method prescribed by the accounting standards for investments in beneficial interests in securitized financial assets. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Effective January 1, 2008, we adopted an amendment to the accounting standards for fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This amendment defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The adoption of this amendment did not cause a cumulative effect adjustment to our GAAP consolidated financial statements on January 1, 2008. This amendment also changed the initial measurement requirements for guarantees to provide for a practical expedient in measuring the fair value at inception of a guarantee. Upon adoption of this amendment on January 1, 2008, we began measuring the fair value of our newly-issued guarantee obligations at their inception using the practical expedient provided by the initial measurement requirements for guarantees. Using the practical expedient, the initial guarantee obligation is recorded at an amount equal to the fair value of compensation received, inclusive of all rights related to the transaction, in exchange for our guarantee. As a result, we no longer record estimates of deferred gains or immediate “day one” losses on most guarantees.

Effective January 1, 2008, we adopted an amendment to the measurement date provisions in accounting requirements for defined benefit pension and other post retirement plans. In accordance with the standard, we are required to measure our defined plan assets and obligations as of the date of our consolidated balance sheet, which necessitated a change in our measurement date from September 30 to December 31. The transition approach we elected for the change was the 15-month approach. Under this approach, we continued to use the measurements determined in our 2007 consolidated financial statements to estimate the effects of the change. Our adoption did not have a material impact on our consolidated financial statements.

On January 1, 2008, we adopted the accounting standard related to the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. The effect of the first measurement to fair value was reported as a cumulative-effect adjustment to the opening balance of retained earnings (accumulated deficit). We elected the fair value option for foreign-currency denominated debt and certain available-for-sale mortgage-related securities, including investments in securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets. Our election of the fair value option for the items discussed above was made in an effort to better reflect, in the financial statements, the economic offsets that exist related to items that were not previously recognized as changes in fair value through our consolidated statements of operations. As a result of the adoption, we recognized a $1.0 billion after-tax increase to our beginning retained earnings (accumulated deficit) at January 1, 2008, representing the effect of changing our measurement basis to fair value for the above items with the fair value option elected. During the third quarter of 2008, we elected the fair value option for certain multifamily held-for-sale mortgage loans. For additional information on the election of the fair value option, see “NOTE 18: FAIR VALUE DISCLOSURES.”

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

227	Freddie Mac

results, promotes uniformity in the accounting model for the credit risk retained in our primary credit guarantee business, better aligns revenue recognition to the release from economic risk of loss under our guarantee, and increases comparability with other similar financial institutions. Comparative financial statements of prior periods have been adjusted to apply the new methods, retrospectively. The changes in accounting principles resulted in an increase to our total equity (deficit) of $1.1 billion at December 31, 2007.

On October 1, 2007, we adopted a modification to the accounting standards on derivatives and hedging with regard to offsetting amounts related to derivatives, which permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. We elected to reclassify net derivative interest receivable or payable and cash collateral held or posted, on our consolidated balance sheets, to derivative assets, net and derivative liability, net, as applicable. Prior to reclassification, these amounts were recorded on our consolidated balance sheets in accounts and other receivables, net, accrued interest payable, other assets and short-term debt, as applicable. The change resulted in a decrease to total assets and total liabilities of $8.7 billion at the date of adoption, October 1, 2007, and $7.2 billion at December 31, 2007. The adoption of this modification had no effect on our consolidated statements of operations.

On January 1, 2007, we adopted an amendment to the accounting standards for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This amendment provides a single model to account for uncertain tax positions and clarifies accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. This amendment also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of adoption, we recorded a $181 million increase to retained earnings (accumulated deficit) at January 1, 2007. See “NOTE 15: INCOME TAXES” for additional information.

On January 1, 2007, we adopted an amendment to the accounting standards for derivatives and hedging for certain hybrid financial instruments. This amendment permits the fair value measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation. In addition, this statement requires an evaluation of interests in securitized financial assets to identify instruments that are freestanding derivatives or that are hybrid financial instruments containing an embedded derivative requiring bifurcation. We adopted this amendment prospectively, and, therefore, there was no cumulative effect of a change in accounting principle. In connection with the adoption of this amendment on January 1, 2007, we elected to measure newly acquired interests in securitized financial assets that contain embedded derivatives requiring bifurcation at fair value, with changes in fair value reflected in our consolidated statements of operations. See “NOTE 6: INVESTMENTS IN SECURITIES” for additional information.

Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements

Accounting for Multiple-Deliverable Arrangements

In October 2009, the FASB issued an amendment to the accounting standards on revenue recognition for multiple-deliverable revenue arrangements. This amendment changes the criteria for separating consideration in multiple-deliverable arrangements and establishes a selling price hierarchy for determining the selling price of a deliverable. It eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This amendment is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. We do not expect the adoption of this amendment will have a material impact on our consolidated financial statements.

Accounting for Transfers of Financial Assets and Consolidation of VIEs

In June 2009, the FASB issued two new accounting standards that amend guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. The guidance in these standards is effective for fiscal years beginning after November 15, 2009. The accounting standard for transfers of financial assets is applicable on a prospective basis, while the accounting standard relating to consolidation of VIEs must be applied to all entities within its scope as of the date of adoption.

We use separate securitization trusts in our securities issuance process for the purpose of managing the receipts and payments of cash flow of our PCs and Structured Securities. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation analysis. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs are now required to be evaluated for consolidation. Based on our evaluation, we determined that, under the new consolidation guidance, we are the primary beneficiary of our single-family PC trusts and certain Structured Transactions. Therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts at their unpaid principal balances. As such, we will prospectively recognize on our

228	Freddie Mac

consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. Correspondingly, we will also prospectively recognize single-family PCs and certain Structured Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties.

The cumulative effect of these changes in accounting principles as of January 1, 2010 is a net decrease of approximately $11.7 billion to total equity (deficit), which includes the changes to the opening balances of AOCI and retained earnings (accumulated deficit). This net decrease is driven principally by: (1) the elimination of deferred premiums, purchase price adjustments and positive mark-to-market fluctuations (inclusive of deferred tax amounts) related to investment securities issued by securitization trusts we are required to consolidate as we will initially recognize the underlying mortgage loans at their unpaid principal balance; (2) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we are required to consolidate; and (3) the difference between the application of our corporate non-accrual policy to delinquent mortgage loans consolidated as of January 1, 2010 and the prior reserve for uncollectible interest relating to investment securities issued by securitization trusts we are required to consolidate.

The effects of these changes are summarized in Table 1.1 below. Table 1.1 also illustrates the approximate impact on our consolidated balance sheets upon our adoption of these changes in accounting principles.

Table 1.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities

	December 31,	Consolidation	Reclassifications	January 1,
	2009	of VIEs	and Eliminations	2010
	(in billions)

Assets
Cash and cash equivalents, restricted cash and cash equivalents, federal funds sold and securities purchased under agreements to resell(1)	$72.2	$22.5	$—	$94.7
Investments in securities(2)	606.9	—	(286.5)	320.4
Mortgage loans, net(3)(4)	127.9	1,812.9	(34.1)	1,906.7
Accounts and other receivables, net(5)	6.1	8.9	1.4	16.4
Guarantee asset, at fair value(6)	10.4	—	(10.0)	0.4
All other assets	18.3	0.1	1.0	19.4

Total assets	$841.8	$1,844.4	$(328.2)	$2,358.0

Liabilities and equity (deficit)
Accrued interest payable(7)	$5.0	$8.7	$(1.5)	$12.2
Debt, net(8)	780.6	1,835.7	(269.2)	2,347.1
Guarantee obligation(6)	12.5	—	(11.9)	0.6
Reserve for guarantee losses on Participation Certificates(4)	32.4	—	(32.2)	0.2
All other liabilities	6.9	—	(1.7)	5.2

Total liabilities	837.4	1,844.4	(316.5)	2,365.3

Total equity (deficit)	4.4	—	(11.7)	(7.3)

Total liabilities and equity (deficit)	$841.8	$1,844.4	$(328.2)	$2,358.0

(1)	We will begin recognizing the cash held by our single-family PC trusts and certain Structured Transactions as restricted cash and cash equivalents on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.
(2)	We will no longer account for single-family PCs and certain Structured Transactions as investments in securities because we will prospectively recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the issuing entities.
(3)	We will begin recognizing the mortgage loans underlying our single-family PCs and certain Structured Transactions on our consolidated balance sheets as mortgage loans held-for-investment by consolidated trusts. Any remaining held-for-sale loans will be multifamily mortgage loans.
(4)	We will no longer establish a reserve for guarantee losses on PCs and Structured Transactions issued by trusts that we have consolidated; rather, we will recognize an allowance for loan losses against the mortgage loans that underlie those PCs and Structured Transactions. We will continue to recognize a reserve for guarantee losses related to our long-term standby commitments and guarantees issued to non-consolidated entities.
(5)	We will begin recognizing accrued interest receivable on a larger population of loans as a result of our consolidation of PC trusts and certain Structured Transactions. Accrued interest receivable is currently included within accounts and other receivables, net; prospectively, it will be presented as a separate line item and all other items currently included within accounts and other receivables, net will be included within the other assets line item.
(6)	We will no longer recognize a guarantee asset and guarantee obligation for guarantees issued to trusts that we have consolidated. We will continue to recognize a guarantee asset and guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities.
(7)	We will begin recognizing accrued interest payable on PCs and Structured Transactions issued by our consolidated trusts that are held by third parties.
(8)	We will begin recognizing our liability to third parties that hold beneficial interests in our consolidated single-family PC trusts and certain Structured Transactions as debt securities of consolidated trusts held by third parties.

Prospective adoption of these changes in accounting principles will also significantly impact the presentation of our consolidated statements of operations. These impacts are discussed in the sections that follow:

Line Items That No Longer Will Be Separately Presented

Line items that no longer will be separately presented on our consolidated statements of operations include:

•	Management and guarantee income — we will no longer recognize management and guarantee income on PCs and Structured Transactions issued by trusts that we have consolidated; rather, the portion of the interest collected on the underlying loans that represents our management and guarantee fee will be recognized as part of interest income on

229	Freddie Mac

mortgage loans. We will continue to recognize management and guarantee income related to our long-term standby commitments and guarantees issued to non-consolidated entities;

•	Gains (losses) on guarantee asset and income on guarantee obligation — we will no longer recognize a guarantee asset and guarantee obligation for guarantees issued to trusts that we have consolidated; as such, we also will no longer recognize gains (losses) on guarantee asset and income on guarantee obligation for such trusts. However, we will continue to recognize a guarantee asset and guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities;

•	Losses on loans purchased — we will no longer recognize the acquisition of loans from PC and Structured Transaction trusts that we have consolidated as a purchase with an associated loss as these loans will already be reflected on our consolidated balance sheet. Instead, when we acquire a loan from these entities, we will reclassify the loan from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and will record the cash tendered as an extinguishment of the related PC and Structured Transaction debt. We will continue to recognize losses on loans purchased related to our long-term standby commitments and purchases of loans from non-consolidated entities;

•	Recoveries of loans impaired upon purchase — as these acquisitions will no longer be treated as purchases for accounting purposes, there will be no recoveries of such loans that require recognition in our consolidated statements of operations; and

•	Trust management income — we will no longer recognize trust management income from the single-family PC trusts that we consolidate; rather, such amounts will be recognized in net interest income.

Line Items That Will Be Significantly Impacted and Still Separately Presented

Line items that will be significantly impacted and that will continue to be separately presented on our consolidated statements of operations include:

•	Interest income on mortgage loans — we will begin recognizing interest income on the mortgage loans underlying PCs and Structured Transactions issued by trusts that we consolidate, which will include the portion of interest that was historically recognized as management and guarantee income. Upfront, credit-related fees received in connection with such loans historically were treated as a component of the related guarantee obligation; prospectively, these fees will be treated as basis adjustments to the loans to be amortized over their respective lives as a component of interest income;

•	Interest income on investments in securities — we will no longer recognize interest income on our investments in PCs and Structured Transactions issued by trusts that we consolidate;

•	Interest expense — we will begin recognizing interest expense on PCs and Structured Transactions that were issued by trusts that we consolidate and are held by third parties;

•	Other gains (losses) on investments — we will no longer recognize other gains (losses) on investments for single-family PCs and certain Structured Transactions because those securities will no longer be accounted for as investments as a result of our consolidation of the issuing entities.

Newly Created Line Items

The line item that will be added to our consolidated statements of operations is as follows:

•	Gains (losses) on extinguishment of debt securities of consolidated trusts — we will record the purchase of PCs or single-class Structured Securities backed by PCs that were issued by our consolidated securitization trusts as an extinguishment of outstanding debt with a gain or loss recorded to this line item. The gain or loss recognized will be the difference between the acquisition price and the amortized cost basis of the debt security.

NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS

Entry Into Conservatorship

On September 6, 2008, the Director of FHFA placed us into conservatorship. On September 7, 2008, the then Secretary of the Treasury and the then Director of FHFA announced several actions taken by Treasury and FHFA regarding Freddie Mac and Fannie Mae. These actions included the following:

•	placing us and Fannie Mae in conservatorship;

•	the execution of the Purchase Agreement, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and

•	the establishment of a temporary secured lending credit facility that was available to us until December 31, 2009, which was effected through the execution of the Lending Agreement.

230	Freddie Mac

Business Objectives

We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA as our Conservator. We are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. The conservatorship and related developments have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition and results of operations. Upon its appointment, FHFA, as Conservator, immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, and succeeded to the title to all books, records and assets of Freddie Mac held by any other legal custodian or third party. During the conservatorship, the Conservator delegated certain authority to the Board of Directors to oversee, and to management to conduct, day-to-day operations so that the company can continue to operate in the ordinary course of business.

Our business objectives and strategies have in some cases been altered since we entered into conservatorship, and may continue to change. Based on our charter, public statements from Treasury and FHFA officials and guidance given to us by our Conservator we have a variety of different, and potentially competing, objectives, including:

•	providing liquidity, stability and affordability in the mortgage market;

•	continuing to provide additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

•	returning to long-term profitability; and

•	protecting the interests of the taxpayers.

These objectives create conflicts in strategic and day-to-day decision making that will likely lead to suboptimal outcomes for one or more, or possibly all, of these objectives. We regularly receive direction from our Conservator on how to pursue our objectives under conservatorship, including direction to focus our efforts on assisting homeowners in the housing and mortgage markets. The Conservator and Treasury also did not authorize us to engage in certain business activities and transactions, including the sale of certain assets, some of which we believe may have had a beneficial impact on our results of operations or financial condition, if executed. Our inability to execute such transactions may adversely affect our profitability, and thus contribute to our need to draw additional funds from Treasury. However, we believe that the increased support provided by Treasury pursuant to the December 2009 amendment to the Purchase Agreement, described below, is sufficient to ensure that we maintain our access to the debt markets, and maintain positive net worth and liquidity to continue to conduct our normal business activities over the next three years.

Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves public mission and other non-financial objectives, but may not contribute to our profitability. Our efforts to help homeowners and the mortgage market, in line with our public mission, may help to mitigate our credit losses, but some of these efforts are expected to have an adverse impact on our near and long-term financial results. As a result, in some cases the objectives of reducing the need to draw funds from Treasury and returning to long-term profitability will be subordinated as we provide this assistance. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets will have on our future capital or liquidity needs and we cannot estimate whether, and the extent to which, costs we incur in the near term as a result of these efforts, which for the most part we are not reimbursed for, will be offset by the prevention or reduction of potential future costs.

Management is continuing its efforts to identify and evaluate actions that could be taken to reduce the significant uncertainties surrounding our business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited by market conditions and other factors. Any actions we take related to the uncertainties surrounding our business and future draws will likely require approval by FHFA and Treasury before they are implemented. In addition, FHFA, Treasury or Congress may have a different perspective than management and may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions.

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. The Acting Director also stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship.

231	Freddie Mac

Purchase Agreement

Overview

The Conservator, acting on our behalf, and Treasury entered into the Purchase Agreement on September 7, 2008. Under the Purchase Agreement, as amended in December 2009, Treasury made a commitment to provide up to $200 billion in funding under specified conditions. The $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. Pursuant to the Purchase Agreement, on September 8, 2008 we issued to Treasury one million shares of senior preferred stock with an initial liquidation preference equal to $1,000 per share (for an aggregate initial liquidation preference of $1 billion), and a warrant for the purchase of our common stock. The terms of the senior preferred stock and warrant are summarized in separate sections in “NOTE 10: FREDDIE MAC STOCKHOLDERS EQUITY (DEFICIT).” We did not receive any cash proceeds from Treasury as a result of issuing the senior preferred stock or the warrant.

The senior preferred stock and warrant were issued to Treasury as an initial commitment fee in consideration of the commitment from Treasury to provide funds to us under the terms and conditions set forth in the Purchase Agreement. In addition to the issuance of the senior preferred stock and warrant, beginning on March 31, 2011, we are required to pay a quarterly commitment fee to Treasury. This quarterly commitment fee will accrue beginning on January 1, 2011. The fee, in an amount to be mutually agreed upon by us and Treasury and to be determined with reference to the market value of Treasury’s funding commitment as then in effect, must be determined on or before December 31, 2010, and will be reset every five years. Treasury may waive the quarterly commitment fee for up to one year at a time, in its sole discretion, based on adverse conditions in the U.S. mortgage market. We may elect to pay the quarterly commitment fee in cash or add the amount of the fee to the liquidation preference of the senior preferred stock.

Under the terms of the Purchase Agreement, Treasury is entitled to a dividend of 10% per year, paid on a quarterly basis (which increases to 12% per year if not paid timely and in cash) on the aggregate liquidation preference of the senior preferred stock, consisting of the initial liquidation preference of $1 billion plus funds we receive from Treasury and any dividends and commitment fees not paid in cash. To the extent we draw on Treasury’s funding commitment, the liquidation preference of the senior preferred stock is increased by the amount of funds we receive. The senior preferred stock is senior in liquidation preference to our common stock and all other series of preferred stock. In addition, beginning on March 31, 2011, we are required to pay a quarterly commitment fee to Treasury as discussed above.

The Purchase Agreement provides that, on a quarterly basis, we generally may draw funds up to the amount, if any, by which our total liabilities exceed our total assets, as reflected on our GAAP consolidated balance sheet for the applicable fiscal quarter (referred to as the deficiency amount), provided that the aggregate amount funded under the Purchase Agreement may not exceed the maximum amount of Treasury’s commitment. The Purchase Agreement provides that the deficiency amount will be calculated differently if we become subject to receivership or other liquidation process. The deficiency amount may be increased above the otherwise applicable amount upon our mutual written agreement with Treasury. In addition, if the Director of FHFA determines that the Director will be mandated by law to appoint a receiver for us unless our capital is increased by receiving funds under the commitment in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement), then FHFA, in its capacity as our Conservator, may request that Treasury provide funds to us in such amount. The Purchase Agreement also provides that, if we have a deficiency amount as of the date of completion of the liquidation of our assets, we may request funds from Treasury in an amount up to the deficiency amount (subject to the maximum amount that may be funded under the agreement). Any amounts that we draw under the Purchase Agreement will be added to the liquidation preference of the senior preferred stock. No additional shares of senior preferred stock are required to be issued under the Purchase Agreement.

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

•	sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	terminate the conservatorship (other than in connection with a receivership);

232	Freddie Mac

•	sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio beginning in 2010;

•	issue any subordinated debt;

•	enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	engage in transactions with affiliates unless the transaction is (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant, (b) upon arm’s length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

The covenants also apply to our subsidiaries.

The Purchase Agreement also provides that we may not own mortgage assets with an unpaid principal balance in excess of: (a) $900 billion on December 31, 2009; or (b) on December 31 of each year thereafter, 90% of the aggregate amount of mortgage assets we are permitted to own as of December 31 of the immediately preceding calendar year, provided that we are not required to own less than $250 billion in mortgage assets. Under the Purchase Agreement, we also may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding 120% of the amount of mortgage assets we are permitted to own on December 31 of the immediately preceding calendar year. The mortgage asset and indebtedness limitations will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. Therefore, these limitations will not be affected by our implementation of the changes to the accounting standards for transfers of financial assets and consolidation of VIEs, under which we will be required to consolidate our single-family PC trusts and certain of our Structured Transactions in our financial statements as of January 1, 2010.

In addition, the Purchase Agreement provides that we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any named executive officer or other executive officer (as such terms are defined by SEC rules) without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

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

Termination Provisions

The Purchase Agreement provides that the Treasury’s funding commitment will terminate under any of the following circumstances: (i) the completion of our liquidation and fulfillment of Treasury’s obligations under its funding commitment at that time; (ii) the payment in full of, or reasonable provision for, all of our liabilities (whether or not contingent, including mortgage guarantee obligations); and (iii) the funding by Treasury of the maximum amount of the commitment under the Purchase Agreement. In addition, Treasury may terminate its funding commitment and declare the Purchase Agreement null and void if a court vacates, modifies, amends, conditions, enjoins, stays or otherwise affects the appointment of the

233	Freddie Mac

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

Third-party Enforcement Rights

In the event of our default on payments with respect to our debt securities or Freddie Mac mortgage guarantee obligations, if Treasury fails to perform its obligations under its funding commitment and if we and/or the Conservator are not diligently pursuing remedies in respect of that failure, the holders of these debt securities or Freddie Mac mortgage guarantee obligations may file a claim in the United States Court of Federal Claims for relief requiring Treasury to fund to us the lesser of: (i) the amount necessary to cure the payment defaults on our debt and Freddie Mac mortgage guarantee obligations; and (ii) the lesser of: (a) the deficiency amount; and (b) the maximum amount of the commitment less the aggregate amount of funding previously provided under the commitment. Any payment that Treasury makes under those circumstances will be treated for all purposes as a draw under the Purchase Agreement that will increase the liquidation preference of the senior preferred stock.

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

Significant recent developments with respect to the support we receive from the government include the following:

•	under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. To date, we have received an aggregate of $50.7 billion in funding under the Purchase Agreement;

•	in November 2008, the Federal Reserve established a program to purchase (i) our direct obligations and those of Fannie Mae and the FHLBs and (ii) mortgage-related securities issued by us, Fannie Mae and Ginnie Mae. According to information provided by the Federal Reserve, it held $64.1 billion of our direct obligations and had net purchases of $400.9 billion of our mortgage-related securities under this program as of February 10, 2010. In September 2009, the Federal Reserve announced that it would gradually slow the pace of purchases under the program in order to promote a smooth transition in markets and anticipates that they will be executed by the end of the first quarter of 2010. On November 4, 2009, the Federal Reserve announced that it was reducing the maximum amount of its purchases of direct obligations of Freddie Mac, Fannie Mae and the FHLBs under this program to $175 billion;

•	in September 2008, Treasury established a program to purchase mortgage-related securities issued by us and Fannie Mae. This program expired on December 31, 2009. According to information provided by Treasury, it held $197.6 billion of mortgage-related securities issued by us and Fannie Mae as of December 31, 2009 previously purchased under this program; and

•	in September 2008, we entered into the Lending Agreement with Treasury, pursuant to which Treasury established a secured lending credit facility that was available to us as a liquidity back-stop. The Lending Agreement expired on December 31, 2009. We did not make any borrowings under the Lending Agreement.

We had positive net worth at December 31, 2009 as our assets exceeded our liabilities by $4.4 billion. Therefore, we did not require additional funding from Treasury under the Purchase Agreement. However, we expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could adversely affect our net worth.

Based on the current aggregate liquidation preference of the senior preferred stock, Treasury is entitled to annual cash dividends of $5.2 billion, which exceeds our annual historical earnings in most periods. Continued cash payment of senior preferred dividends combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010) will have an adverse impact on our future financial condition and net worth. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; (b) there is significant uncertainty as to our long-term financial sustainability; and

234	Freddie Mac

(c) there are likely to be significant changes to our capital structure and business model beyond the near-term that we expect to be decided by Congress and the Executive Branch.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. Our future structure and role are currently being considered by the President and Congress. We have no ability to predict the outcome of these deliberations. However, we are not aware of any immediate plans of our Conservator to significantly change our business structure in the near-term.

See “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS” and “NOTE 10: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)” for more information on the terms of the conservatorship and the agreements described above.

Housing Finance Agency Initiative

On October 19, 2009, we entered into a Memorandum of Understanding with Treasury, FHFA and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, would provide assistance, through three separate initiatives, to state and local HFAs so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. FHFA directed us and Fannie Mae to participate in the HFA initiative on a basis that is consistent with the goals of being commercially reasonable and safe and sound. Treasury’s participation in these assistance initiatives does not affect the amount of funding that Treasury can provide to Freddie Mac under the terms of our senior preferred stock purchase agreement with Treasury.

From October 19, 2009 to December 31, 2009, we, Treasury, Fannie Mae and participating HFAs entered into definitive agreements setting forth the respective parties’ obligations under this initiative. The initiatives are as follows:

•	Temporary Credit and Liquidity Facilities Initiative. In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to provide $8.2 billion of credit and liquidity support, including outstanding interest at the date of the guarantee, for variable rate demand obligations, or VRDOs, previously issued by HFAs. This support was provided through the issuance of guarantees, which provide credit enhancement to the holders of such VRDOs and also create an obligation to provide funds to purchase any VRDOs that are put by their holders and are not remarketed. Treasury provided a credit and liquidity backstop on the TCLFI. These guarantees, each of which expires on or before December 31, 2012, replaced existing liquidity facilities from other providers.

•	New Issue Bond Initiative. In December 2009, on a 50-50 pro rata basis, Freddie Mac and Fannie Mae agreed to issue in total $15.3 billion of partially guaranteed pass-through securities backed by new single-family and certain new multifamily housing bonds issued by HFAs. Treasury purchased all of the pass-through securities issued by Freddie Mac and Fannie Mae. This initiative provided financing for HFAs to issue new housing bonds.

Treasury will bear the initial losses of principal up to 35% of total principal for these two initiatives combined, and thereafter Freddie Mac and Fannie Mae each will be responsible only for losses of principal on the securities that it issues to the extent that such losses are in excess of 35% of all losses under both initiatives. Treasury will bear all losses of unpaid interest. Under both initiatives, we and Fannie Mae were paid fees at the time bonds were securitized and also will be paid on-going fees.

The third initiative under the HFA initiative is described below:

•	Multifamily Credit Enhancement Initiative. Using existing housing bond credit enhancement products, Freddie Mac is providing a guarantee of new housing bonds issued by HFAs, which Treasury purchased from the HFAs. Treasury will not be responsible for a share of any losses incurred by us in this initiative.

Related Parties as a Result of Conservatorship

As a result of our issuance to Treasury of the warrant to purchase shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding, on a fully diluted basis, we are deemed a related party to the U.S. government. Except for the transactions with Treasury discussed above in “Government Support for our Business” and “Housing Finance Agency Initiative — Temporary Credit and Liquidity Facilities Initiative” and “— New Issue Bond Initiative” as well as in “NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS,” and “NOTE 10: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT),” no transactions outside of normal business activities have occurred between us and the U.S. government during the year ended December 31, 2009. In addition, we are deemed related parties with Fannie Mae as both we and Fannie Mae have the same relationships with FHFA and Treasury. All transactions between us and Fannie Mae have occurred in the normal course of business.

235	Freddie Mac

NOTE 3: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS

Financial Guarantees

As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” we securitize substantially all the single-family mortgage loans we have purchased and issue securities which we guarantee. We enter into other financial agreements, including credit enhancements on mortgage-related assets and derivative transactions, which also give rise to financial guarantees. Table 3.1 below presents our maximum potential amount of future payments, our recognized liability and the maximum remaining term of these guarantees.

Table 3.1 — Financial Guarantees

	December 31, 2009			December 31, 2008
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Guaranteed PCs and Structured Securities	$1,854,813	$11,949	43	$1,807,553	$11,480	44
Other mortgage-related guarantees	15,069	516	40	19,685	618	39
Derivative instruments	30,362	76	33	39,488	111	34
Servicing-related premium guarantees	193	—	5	63	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation or available credit enhancements. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, the amounts are also included within the maximum exposure of guaranteed PCs and Structured Securities.

Guaranteed PCs and Structured Securities

We issue two types of mortgage-related securities: PCs and Structured Securities and we refer to certain Structured Securities as Structured Transactions. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for a discussion of our Structured Transactions. We guarantee the payment of principal and interest on issued PCs and Structured Securities that are backed by pools of mortgage loans. For our fixed-rate PCs, we guarantee the timely payment of interest at the applicable PC coupon rate and scheduled principal payments for the underlying mortgages. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate and the full and final payment of principal for the underlying mortgages. We do not guarantee the timely payment of principal for ARM PCs. To the extent the interest rate is modified and reduced for a loan underlying a fixed-rate PC, we pay the shortfall between the original contractual interest rate and the modified interest rate. To the extent the interest rate is modified and reduced for a loan underlying an ARM PC, we only guarantee the timely payment of the modified interest rate and we are not responsible for any shortfalls between the original contractual interest rate and the modified interest rate. When our Structured Securities consist of re-securitizations of PCs, our guarantee and the impacts of modifications to the interest rate of the underlying loans operate in the same manner as PCs. We establish trusts for all of our issued PCs pursuant to our master trust agreement and we serve a role to the trust as administrator, trustee, guarantor, and master servicer of the underlying loans. We do not perform the servicing directly on the loans within PCs; however, we assist our seller/servicers in their loss mitigation activities on loans within PCs that become delinquent, or past due. During 2009 and 2008, we executed foreclosure alternatives on approximately 143,000 and 88,000 single-family mortgage loans, respectively, including those loans held by us on our consolidated balance sheets. Foreclosure alternatives include modifications with and without concessions to the borrower, forbearance agreements, pre-foreclosure sales and repayment plans. Our practice is to purchase these loans from the trusts when foreclosure sales occur, they are modified, or in certain other circumstances. See “NOTE 8: REAL ESTATE OWNED” for more information on properties acquired under our financial guarantees. See “NOTE 7: MORTGAGE LOANS AND LOAN LOSS RESERVES” and “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for credit performance information on loans we own or have securitized, information on our purchases of loans under our financial guarantees and other risks associated with our securitization activities.

During 2009 and 2008 we issued $471.7 billion and $352.8 billion of our PCs and Structured Securities backed by single-family mortgage loans and the vast majority of these were in guarantor swap securitizations where our primary involvement is to guarantee the payment of principal and interest, so these transactions are accounted for in accordance with the accounting standards for guarantees at time of issuance. We also issued approximately $2.5 billion and $0.7 billion of PCs and Structured Securities backed by multifamily mortgage loans during 2009 and 2008, respectively. At December 31, 2009 and 2008, we had $1,854.8 billion and $1,807.6 billion of issued and outstanding PCs and Structured Securities, respectively, of which $374.6 billion and $424.5 billion, respectively, were held as investments in mortgage-related securities on our consolidated balance sheets. In 2009, we entered into an agreement with Treasury, FHFA and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, would provide guarantees on securities

236	Freddie Mac

issued by state and local HFAs, which are backed by both single-family and multifamily mortgage loans. As of December 31, 2009, we had issued guarantees on HFA securities with $3.5 billion in unpaid principal balance and we had commitments to issue an additional $4.1 billion of these guarantees in January 2010. For additional information regarding the HFA initiative see “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS — Housing Finance Agency Initiative.”

The assets that underlie issued PCs and Structured Securities as of December 31, 2009 consisted of approximately $1,832.3 billion in unpaid principal balance of mortgage loans or mortgage-related securities and $22.5 billion of cash and short-term investments, which we invest on behalf of the PC trusts until the time of payment to PC investors. As of December 31, 2009 and 2008, there were $1,736 billion and $1,800.6 billion, respectively, of securities we issued in resecuritization of our PCs and other previously issued Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class and multi-class Structured Securities backed by PCs, other previously issued Structured Securities, interest-only strips, and principal-only strips. In addition, there were $30.0 billion and $25.5 billion of Structured Transactions outstanding at December 31, 2009 and 2008, respectively, including the HFA securities noted above. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements” for information on how amendments to the accounting standards for transfers of financial assets and consolidation of VIEs impacts our accounting for PCs and Structured Securities, effective January 1, 2010.

Our guarantee obligation represents the recognized liability associated with our guarantee of PCs and Structured Securities net of cumulative amortization. In addition to our guarantee obligation, we recognized a reserve for guarantee losses on PCs that totaled $32.4 billion and $14.9 billion at December 31, 2009 and 2008, respectively.

At inception of an executed guarantee, we recognize a guarantee obligation at fair value. Subsequently, we amortize our guarantee obligation under the static effective yield method. We continue to determine the fair value of our guarantee obligation for disclosure purposes as discussed in “NOTE 18: FAIR VALUE DISCLOSURES.”

We recognize guarantee assets and guarantee obligations for PCs in conjunction with transfers accounted for as sales, as well as, beginning on January 1, 2003, for guarantor swap transactions that do not qualify as sales, but are accounted for as guarantees. For certain of those transfers accounted for as sales, we may sell the majority of the securities to a third party and also retain a portion of the securities on our consolidated balance sheets. See “NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for further information on these retained financial assets. At December 31, 2009 and 2008, approximately 95% and 93%, respectively, of our guaranteed PCs and Structured Securities were issued since January 1, 2003 and had a corresponding guarantee asset or guarantee obligation recognized on our consolidated balance sheets.

Other Mortgage-Related Guarantees and Liquidity Guarantees

We provide long-term stand-by agreements to certain of our customers, which obligate us to purchase delinquent loans that are covered by those agreements. These financial guarantees of non-securitized mortgage loans totaled $5.1 billion and $10.6 billion at December 31, 2009 and 2008, respectively. During 2009 and 2008, several of these agreements were terminated, in whole or in part, at the request of the counterparties to permit a significant portion of the performing loans previously covered by the long-term standby commitments to be securitized as PCs or Structured Transactions, which totaled $5.7 billion and $19.9 billion in issuances of these securities during 2009 and 2008, respectively. We also had outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties of $9.2 billion at both December 31, 2009 and 2008. In addition, as part of the HFA initiative, we provided guarantees for certain variable-rate single-family and multifamily housing revenue bonds which totaled $0.8 billion at December 31, 2009. At December 31, 2009, we had commitments to settle $3.0 billion of additional guarantees under the HFA initiative.

As part of certain other mortgage-related guarantees, we also provide commitments to advance funds, commonly referred to as “liquidity guarantees,” which require us to advance funds to enable third parties to purchase variable-rate multifamily housing revenue bonds, or certificates backed by such bonds, that cannot be remarketed within five business days after they are tendered to their holders. These amounts are included in “Table 3.1 — Financial Guarantees” within PCs and Structured Securities and other mortgage-related guarantees depending on the type of mortgage-related guarantee to which they relate. In addition, as part of the HFA initiative, we together with Fannie Mae provide liquidity guarantees for certain variable-rate single-family and multifamily housing revenue bonds, under which Freddie Mac generally is obligated to purchase 50% of any tendered bonds that cannot be remarketed within five business days. No liquidity guarantees were outstanding at December 31, 2009 and 2008.

237	Freddie Mac

Derivative Instruments

Derivative instruments primarily include written options, written swaptions, interest-rate swap guarantees and guarantees of stated final maturity Structured Securities. Derivative instruments also include short-term default and other guarantee commitments that we account for as derivatives.

We guarantee the performance of interest-rate swap contracts in certain circumstances. As part of a resecuritization transaction, we may transfer certain swaps and related assets to a third party and guarantee that interest income generated from the assets will be sufficient to cover the required payments under the interest-rate swap contracts. In some cases, we guarantee that a borrower will perform under an interest-rate swap contract linked to a customer’s adjustable-rate mortgage. In connection with certain resecuritization transactions, we may also guarantee that the sponsor of certain securitized multifamily housing revenue bonds will perform under the interest-rate swap contract linked to the variable-rate certificates we issued, which are backed by the bonds.

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

Servicing-Related Premium Guarantees

We provided guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at December 31, 2009 and 2008.

Credit Protection or Credit Enhancement

In connection with our PCs, Structured Securities and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders indemnification agreements with seller/servicers and other forms of credit enhancements. The total maximum amount of coverage from these credit protection and recourse agreements associated with single-family mortgage loans, excluding Structured Transactions, was $68.1 billion and $74.7 billion at December 31, 2009 and 2008, respectively, and this credit protection covers $307.8 billion and $342.7 billion, respectively, in unpaid principal balances. At December 31, 2009 and 2008, we recorded $597 million and $764 million, respectively, within other assets on our consolidated balance sheets related to these credit enhancements on securitized mortgages.

Table 3.2 presents the maximum amounts of potential loss recovery by type of credit protection.

Table 3.2 — Credit Protection or Credit Enhancement(1)

	Maximum Coverage at
	December 31, 2009	December 31, 2008
	(in millions)

PCs and Structured Securities:
Single-family:
Primary mortgage insurance	$55,205	$59,388
Lender recourse and indemnifications	9,014	11,047
Pool insurance	3,431	3,768
HFA indemnification(2)	1,370	—
Other credit enhancements	476	475
Multifamily:
Credit enhancements	2,844	3,261
HFA indemnification(2)	142	—

(1)	Exclude credit enhancements related to resecuritization transactions that are backed by loans or certificates issued by Federal agencies as well as Structured Transactions, which had unpaid principal balances that totaled $26.5 billion and $24.4 billion at December 31, 2009 and 2008, respectively.
(2)	The amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.

We have credit protection for certain of our resecuritization transactions that are backed by loans or certificates of federal agencies (such as the FHA, VA, Ginnie Mae and USDA), which totaled $3.9 billion and $4.4 billion in unpaid

238	Freddie Mac

principal balance as of December 31, 2009 and 2008, respectively. Additionally, certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At December 31, 2009 and 2008, the unpaid principal balance of Structured Transactions with subordination coverage was $4.5 billion and $5.3 billion, respectively, and the average subordination coverage on these securities was 17% and 19% of the balance, respectively. The remaining $19.3 billion and $18.3 billion in unpaid principal balance of single-family Structured Transactions at December 31, 2009 and 2008, respectively, have pass-through structures with no additional credit enhancement.

We use credit enhancements to mitigate risk on certain multifamily mortgages and mortgage revenue bonds. The types of credit enhancements used for multifamily mortgage loans include third-party guarantees or letters of credit, cash escrows, subordinated participations in mortgage loans or structured pools, sharing of losses with sellers, and cross-default and cross-collateralization provisions. Cross-default and cross-collateralization provisions typically work in tandem. With a cross-default provision, if the loan on a property goes into default, we have the right to declare specified other mortgage loans of the same borrower or certain of its affiliates to be in default and to foreclose those other mortgages. In cases where the borrower agrees to cross-collateralization, we have the additional right to apply excess proceeds from the foreclosure of one mortgage to amounts owed to us by the same borrower or its specified affiliates relating to other multifamily mortgage loans we own that are owed to us by the same borrower of certain affiliates and also are in default. The total of multifamily mortgage loans held for investment and underlying our PCs and Structured Securities for which we have credit enhancement coverage was $10.5 billion and $10.0 billion as of December 31, 2009 and 2008, respectively, and we had maximum coverage of $3.0 billion and $3.3 billion, respectively.

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

In accordance with the terms of our PC trust documents, we have the right, but are not required, to purchase a mortgage loan from a PC trust under a variety of circumstances. Through November 2007, our general practice was to purchase the mortgage loans out of PCs after the loans became 120 days delinquent. In December 2007, we changed our practice to purchase mortgages from pools underlying our PCs when:

•	the mortgages have been modified;

•	a foreclosure sale occurs;

•	the mortgages are delinquent for 24 months; or

•	the mortgages are 120 days or more delinquent and the cost of guarantee payments to PC holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans on our consolidated balance sheet.

See “NOTE 22: SUBSEQUENT EVENTS” for further information about our practice for purchases of mortgage loans from PC trusts. In accordance with the terms of our PC trust documents, we are required to purchase a mortgage loan from a PC trust in the following situations:

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

Based on the timing of the principal and interest payments to the holders of our PCs and Structured Securities, we may have a payable due to the PC trusts at a period end. The payables due to the PC trusts were $2.4 billion and $842 million at December 31, 2009 and 2008, respectively.

Indemnifications

In connection with various business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the

239	Freddie Mac

normal course of business. It is difficult to estimate our maximum exposure under these indemnification arrangements because in many cases there are no stated or notional amounts included in the indemnification clauses. Such indemnification provisions pertain to matters such as hold harmless clauses, adverse changes in tax laws, breaches of confidentiality, misconduct and potential claims from third parties related to items such as actual or alleged infringement of intellectual property. At December 31, 2009, our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. We have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at December 31, 2009 and 2008.

NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS

In connection with certain transfers of financial assets that qualify as sales, we may retain certain newly-issued PCs and Structured Securities not transferred to third parties upon the completion of a securitization transaction. These securities may be backed by mortgage loans purchased from our customers, PCs and Structured Securities, or previously resecuritized securities. These Freddie Mac PCs and Structured Securities are included in investments in securities on our consolidated balance sheets.

Our exposure to credit losses on the loans underlying our retained securitization interests and our guarantee asset is recorded within our reserve for guarantee losses on PCs and as a component of our guarantee obligation, respectively. For additional information regarding our delinquencies and credit losses, see “NOTE 7: MORTGAGE LOANS AND LOAN LOSS RESERVES.” Table 4.1 below presents the carrying values of our retained interests in securitization transactions as of December 31, 2009 and 2008.

Table 4.1 — Carrying Value of Retained Interests

	December 31,
	2009	2008
	(in millions)

Retained Interests, mortgage-related securities	$91,537	$98,307
Retained Interests, guarantee asset	$10,444	$4,847

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

Retained Interests, Guarantee Asset

Our approach for estimating the fair value of the guarantee asset at December 31, 2009 used third-party market data as practicable. For approximately 80% of the fair value of the guarantee asset, which relates to fixed-rate loan products that reflect current market rates, the valuation approach involved obtaining dealer quotes on proxy securities with collateral similar to aggregated characteristics of our portfolio. This effectively equates the guarantee asset with current, or “spot,” market values for excess servicing interest-only securities. We consider these securities to be comparable to the guarantee asset in that they represent interest-only cash flows and do not have matching principal-only securities. The remaining 20% of the fair value of the guarantee asset related to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the guarantee asset was valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and guarantee fees, with market input assumptions extracted from the dealer quotes provided on the more liquid products, reduced by an estimated liquidity discount.

The fair values at the time of securitization and subsequent fair value measurements at the end of a period were primarily estimated using third-party information. Consequently, we derived the assumptions presented in Table 4.2 by determining those implied by our valuation estimates, with the IRRs adjusted where necessary to align our internal models with estimated fair values determined using third-party information. However, prepayment rates are presented based on our internal models and have not been similarly adjusted. For the portion of our guarantee asset that is valued by obtaining dealer quotes on proxy securities, we derive the assumptions from the prices we are provided. Table 4.2 contains estimates of the key assumptions used to derive the fair value measurement that relates solely to our guarantee asset on financial guarantees of single-family loans. These represent the average assumptions used both at the end of the period as well as the valuation assumptions at guarantee issuance during the year presented on a combined basis.

240	Freddie Mac

Table 4.2 — Key Assumptions Used in Measuring the Fair Value of Guarantee Asset(1)

	For the Year Ended
	December 31,
Mean Valuation Assumptions	2009	2008	2007

IRRs(2)	13.8%	12.3%	6.4%
Prepayment rates(3)	26.4%	15.5%	17.1%
Weighted average lives (years)	3.3	5.6	5.2

(1)	Estimates based solely on valuations on our guarantee asset associated with single-family loans, which represent approximately 97% of the total guarantee asset.
(2)	IRR assumptions represent an unpaid principal balance weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on unpaid principal balances.

The objective of the sensitivity analysis below is to present our estimate of the financial impact of an unfavorable change in the input values associated with the determination of fair values of these retained interests. We do not use these inputs in determining fair value of our retained interests as our measurements are principally based on third-party pricing information. See “NOTE 18: FAIR VALUE DISCLOSURES” for further information on determination of fair values. The weighted average assumptions within Table 4.3 represent our estimates of the assumed IRR and prepayment rates implied by market pricing as of each period end and are derived using our internal models. Since we do not use these internal models for determining fair value in our reported results under GAAP, this sensitivity analysis is hypothetical and may not be indicative of actual results. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest is estimated independently of changes in any other assumptions. Changes in one factor may result in changes in another, which might counteract the impact of the change.

Table 4.3 — Sensitivity Analysis of Retained Interests

	As of December 31,
	2009	2008
	(dollars in millions)
Retained Interests, Mortgage-Related Securities

Weighted average IRR assumptions	4.5%	4.7%
Impact on fair value of 100 bps unfavorable change	$(3,634)	$(2,762)
Impact on fair value of 200 bps unfavorable change	$(7,008)	$(5,366)
Weighted average prepayment rate assumptions	11.4%	37.3%
Impact on fair value of 10% unfavorable change	$(85)	$(177)
Impact on fair value of 20% unfavorable change	$(161)	$(323)

Retained Interests, Guarantee Asset (Single-Family Only)

Weighted average IRR assumptions	8.5%	21.1%
Impact on fair value of 100 bps unfavorable change	$(382)	$(90)
Impact on fair value of 200 bps unfavorable change	$(714)	$(177)
Weighted average prepayment rate assumptions	20.1%	33.1%
Impact on fair value of 10% unfavorable change	$(517)	$(357)
Impact on fair value of 20% unfavorable change	$(995)	$(689)

Changes in these IRR and prepayment rate assumptions are primarily driven by changes in interest rates. Interest rates on conforming mortgage products declined in 2009, and resulted in a lower IRR on mortgage-related securities retained interests. Lower mortgage rates typically induce borrowers to refinance their loan. Expectations of higher interest rates resulted in a decrease in average prepayment assumptions on mortgage-related securities retained interests.

We receive proceeds in securitizations accounted for as sales for those securities sold to third parties. Subsequent to these securitizations, we receive cash flows related to interest income and repayment of principal on the securities we retain for investment. Regardless of whether our issued PC or Structured Security is sold to third parties or held by us for investment, we are obligated to make cash payments to acquire foreclosed properties and certain delinquent or impaired mortgages under our financial guarantees. Table 4.4 summarizes cash flows on retained interests related to securitizations accounted for as sales.

241	Freddie Mac

Table 4.4 — Details of Cash Flows

	For the Year Ended
	December 31,
	2009	2008	2007
	(in millions)

Cash flows from:

Proceeds from transfers of Freddie Mac securities that were accounted for as sales(1)	$118,445	$36,885	$62,644
Cash flows received on the guarantee asset(2)	2,922	2,871	2,288
Principal and interest from retained securitization interests(3)	21,377	20,411	23,541
Purchases of delinquent or foreclosed loans and required purchase of balloon mortgages(4)	(26,346)	(13,539)	(6,811)

(1)	On our consolidated statements of cash flows, this amount is included in the investing activities as part of proceeds from sales of trading and available-for-sale securities.
(2)	Represents cash received from securities receiving sales treatment and related to management and guarantee fees, which reduce the guarantee asset. On our consolidated statements of cash flows, the change in guarantee asset and the corresponding management and guarantee fee income are reflected as operating activities.
(3)	On our consolidated statements of cash flows, the cash flows from interest are included in net income (loss) and the principal repayments are included in the investing activities as part of proceeds from maturities of available-for-sale securities.
(4)	On our consolidated statements of cash flows, this amount is included in the investing activities as part of purchases of held-for-investment mortgages. Includes our acquisitions of REO in cases where a foreclosure sale occurred while a loan was owned by the securitization trust.

In addition to the cash flow shown above, we are obligated under our guarantee to make up any shortfalls in principal and interest to the holders of our securities, including those shortfalls arising from losses incurred in our role as trustee for the master trust, which administers cash remittances from mortgages and makes payments to the security holders. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS — Securitization Trusts” for further information on these cash flows.

Gains and Losses on Transfers of PCs and Structured Securities that are Accounted for as Sales

The gain or loss on a securitization that qualifies as a sale, is determined, in part, based on the carrying amounts of the financial assets sold. The carrying amounts of the assets sold are allocated between those sold to third parties and those held as retained interests based on their relative fair value at the date of sale. We recognized net pre-tax gains (losses) on transfers of mortgage loans, PCs and Structured Securities that were accounted for as sales of approximately $1.5 billion, $151 million and $141 million for the years ended December 31, 2009, 2008 and 2007, respectively. We recognized higher gains in 2009 as a result of increased securitization activity in 2009 as compared to 2008 due to improved fundamentals in the securitization market. The gross proceeds associated with these sales are presented within the table above.

NOTE 5: VARIABLE INTEREST ENTITIES

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

LIHTC Partnerships

The LIHTC Program is widely regarded as the most successful federal program for the production and preservation of rental housing affordable to low-income households. The LIHTC Program is an indirect federal subsidy used to finance the development of affordable rental housing for low-income households. Congress enacted the LIHTC Program in 1986 to provide the private market with an incentive to invest in affordable rental housing. Federal housing tax credits are awarded to developers of qualified projects. Developers then sell these credits to investors to raise capital (or equity) for their projects, which reduces the debt that the developer would otherwise have to borrow. Because the debt is lower, a tax credit property can in turn offer lower, more affordable rents.

As a nationwide investor, we supported the LIHTC market regardless of location, investing in rural areas, in central cities, in special needs projects and in difficult to develop areas. We are a strong proponent of high standards of reporting and asset management, as well as underwriting and investment criteria. Our presence in multi-investor funds enabled smaller investors to participate in much larger pools of projects and helped to attract investment capital to areas that would not otherwise have seen such investments. The LIHTC partnerships invest as limited partners in partnerships that own and operate multifamily rental properties. These properties are rented to qualified low-income tenants, allowing the properties to be eligible for federal income tax credits. Most of these LIHTC partnerships are VIEs. A general partner operates the partnership, identifying investments and obtaining debt financing as needed to finance partnership activities. There were no third-party credit enhancements of our LIHTC investments at December 31, 2009 and 2008. Although these partnerships

242	Freddie Mac

generate operating losses, we planned to realize a return on our investment through reductions in income tax expense that result from the tax credits, as well as the deductibility of operating losses for tax purposes.

The LIHTC partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. The investments in LIHTC partnerships, in which we were either the primary beneficiary or had a significant variable interest, were made between 1989 and 2007. At December 31, 2009 and 2008, we did not guarantee any obligations of these LIHTC partnerships and our exposure was limited primarily to the amount of our investment. As discussed below, we currently have no ability to use the tax credits in our own tax return and accordingly did not buy or sell any LIHTC partnership investments in 2009 or 2008.

During the third quarter of 2009, we expected that our ability to realize the carrying value in our LIHTC investments was limited to our ability to execute sales or other transactions related to our partnership interests. This determination is based upon a number of factors, including continued uncertainty in our future business structure and our inability to generate sufficient taxable income in order to use the tax credits and operating losses generated. See “NOTE 15: INCOME TAXES” for additional information. As a result, we determined that individual partnerships whose carrying value exceeded fair value were other-than-temporarily impaired and should be written down to their fair value. Fair value is determined based on reference to market transactions. As a result, we recognized other-than-temporary impairments on our LIHTC investments of $370 million for the three months ended September 30, 2009.

During 2009, we requested approval from Treasury pursuant to the Purchase Agreement of a proposed transaction that was designed to recover substantially all of the carrying value of our LIHTC investments. In November 2009, FHFA notified us that Treasury, based on broad overall taxpayer issues, would decline to authorize the transaction. However, we were encouraged by FHFA to consider other options that would allow us to realize the carrying value of our investments consistent with our mission and to minimize our losses from carrying these investments. We estimated that our LIHTC investments had a total fair value of $3.4 billion at December 31, 2009, absent any restriction on sale of the assets.

On February 18, 2010, we received a letter from the Acting Director of FHFA stating that FHFA has determined that any sale of the LIHTC investments by Freddie Mac would require Treasury’s consent under the terms of the Purchase Agreement. The letter further stated that FHFA had presented other options for Treasury to consider, including allowing Freddie Mac to pay senior preferred stock dividends by waiving the right to claim future tax benefits of the LIHTC investments. However, after further consultation with Treasury and consistent with the terms of the Purchase Agreement, the Acting Director informed us we may not sell or transfer the assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party.

We recognized the write-down of the LIHTC investments as a loss of $3.4 billion for accounting purposes in our consolidated statements of operations because the value associated with the non-use of the tax credits transfers to Treasury indirectly. The write-down was recorded to low-income housing tax credit partnerships on our consolidated statements of operations. This write-down reduces our net worth at December 31, 2009 and, as such, increases the likelihood that we will require additional draws from Treasury under the Purchase Agreement and, as a consequence, increases the likelihood that our dividend obligation on the senior preferred stock will increase.

We will fulfill all contractual obligations under the LIHTC partnership agreements, and continue to hold and manage the LIHTC assets in support of multifamily affordable housing as directed by FHFA. As of December 31, 2009, we have obligations in the amount of $217 million to continue to fund our existing LIHTC partnership interests over time that we are contractually obligated to make even though we do not expect to receive any returns from these investments.

As further described in “NOTE 15: INCOME TAXES” to our consolidated financial statements, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized. As a result, we are not recognizing a significant portion of the tax benefits associated with tax credits and deductible operating losses generated by our investments in LIHTC partnerships in our consolidated financial statements.

243	Freddie Mac

Table 5.1 below depicts the tax credits and operating losses expected to flow from the underlying partnerships as well as our funding commitments to the partnerships over time. Generally LIHTC partnership tax credits have a one-year carryback and 20-year carryforward period.

Table 5.1 — Schedule of Forecasted LIHTC Partnership Tax Credits, Forecasted Operating Losses and Funding Requirements as of December 31, 2009

	Forecasted	Forecasted	Funding
Year	Tax Credits(1)	Operating Losses(1)(2)	Requirements(1)(3)
	(in millions)

2010	$588	$396	$123
2011	567	389	50
2012	537	353	12
2013	496	331	11
2014	434	341	5
2015-2026	780	2,041	16

Total	$3,402	$3,851	$217

(1)	Forecasted tax credits, forecasted operating losses and funding requirements are based on existing LIHTC investments and no additional investments or sales in the future.
(2)	Forecasted operating losses represent Freddie Mac’s forecasted share of operating losses generated by the related partnerships.
(3)	Represents our gross funding requirements to the underlying partnerships. The payable amount recorded on our books is the present value of these amounts.

At December 31, 2009 and 2008, we were the primary beneficiary of investments in six partnerships, and we consolidated these investments. The investors in the obligations of the consolidated LIHTC partnerships have recourse only to the assets of those VIEs and do not have recourse to us. In addition, the assets of each partnership can be used only to settle obligations of that partnership.

Consolidated VIEs

Table 5.2 represents the carrying amounts and classification of the consolidated assets and liabilities of VIEs on our consolidated balance sheets.

Table 5.2 — Assets and Liabilities of Consolidated VIEs

	December 31,
Consolidated Balance Sheets Line Item	2009	2008
	(in millions)

Cash and cash equivalents	$4	$12
Accounts and other receivables, net	16	137

Total assets of consolidated VIEs	$20	$149

Other liabilities	$15	$34

Total liabilities of consolidated VIEs	$15	$34

VIEs Not Consolidated

LIHTC Partnerships

At December 31, 2009 and 2008, we had unconsolidated investments in 187 and 189 LIHTC partnerships, respectively, in which we had a significant variable interest. The size of these partnerships at December 31, 2009 and 2008, as measured in total assets, was $9.6 billion and $10.5 billion, respectively. These partnerships are accounted for using the equity method, as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Our equity investments in these partnerships in which we had a significant variable interest were $— billion and $3.3 billion as of December 31, 2009 and 2008, respectively, and are included in low-income housing tax credit partnership equity investments on our consolidated balance sheets. As a limited partner, our maximum exposure to loss equals the undiscounted book value of our equity investment. Our investments in unconsolidated LIHTC partnerships are funded through non-recourse non-interest bearing notes payable recorded within other liabilities on our consolidated balance sheets. We had $154 million and $347 million of these notes payable outstanding at December 31, 2009 and 2008.

Table 5.3 — Significant Variable Interests in LIHTC Partnerships

	December 31,
	2009	2008
	(in millions)

Maximum exposure to loss	$—	$3,336
Non-recourse non-interest bearing notes payable, net	154	347

244	Freddie Mac

NOTE 6: INVESTMENTS IN SECURITIES

Table 6.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 6.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses(1)	Fair Value
	(in millions)

Mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
Commercial mortgage-backed securities	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total mortgage-related securities	413,956	10,850	(42,675)	382,131

Non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total non-mortgage-related securities	2,444	109	—	2,553

Total available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

December 31, 2008

Mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
Commercial mortgage-backed securities	64,214	2	(14,716)	49,500
Option ARM	12,117	—	(4,739)	7,378
Alt-A and other	20,032	11	(6,787)	13,256
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total mortgage-related securities	493,971	7,061	(50,928)	450,104

Non-mortgage-related securities:
Asset-backed securities	8,788	6	—	8,794

Total non-mortgage-related securities	8,788	6	—	8,794

Total available-for-sale securities	$502,759	$7,067	$(50,928)	$458,898

(1)	Gross unrealized losses at December 31, 2009 include non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

245	Freddie Mac

Available-For-Sale Securities in a Gross Unrealized Loss Position

Table 6.2 shows the fair value of available-for-sale securities in a gross unrealized loss position and whether they have been in that position less than 12 months or 12 months or greater including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 6.2 — Available-For-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
	Fair	Temporary	Temporary		Fair	Temporary	Temporary		Fair	Temporary	Temporary
December 31, 2009	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total	Value	Impairment(1)	Impairment(2)	Total
	(in millions)

Mortgage-related securities:
Freddie Mac	$4,219	$—	$(52)	$(52)	$11,068	$—	$(1,089)	$(1,089)	$15,287	$—	$(1,141)	$(1,141)
Subprime	6,173	(4,219)	(62)	(4,281)	29,540	(9,238)	(7,583)	(16,821)	35,713	(13,457)	(7,645)	(21,102)
Commercial mortgage-backed securities	3,580	—	(56)	(56)	48,067	(1,017)	(6,715)	(7,732)	51,647	(1,017)	(6,771)	(7,788)
Option ARM	2,457	(2,165)	(36)	(2,201)	4,712	(3,784)	(490)	(4,274)	7,169	(5,949)	(526)	(6,475)
Alt-A and other	4,268	(2,162)	(43)	(2,205)	8,954	(1,833)	(1,509)	(3,342)	13,222	(3,995)	(1,552)	(5,547)
Fannie Mae	473	—	(2)	(2)	124	—	(6)	(6)	597	—	(8)	(8)
Obligations of states and political subdivisions	949	—	(14)	(14)	6,996	—	(426)	(426)	7,945	—	(440)	(440)
Manufactured housing	212	(58)	—	(58)	685	(57)	(59)	(116)	897	(115)	(59)	(174)
Ginnie Mae	17	—	—	—	—	—	—	—	17	—	—	—

Total mortgage-related securities	22,348	(8,604)	(265)	(8,869)	110,146	(15,929)	(17,877)	(33,806)	132,494	(24,533)	(18,142)	(42,675)

Total available-for-sale securities in a gross unrealized loss position	$22,348	$(8,604)	$(265)	$(8,869)	$110,146	$(15,929)	$(17,877)	$(33,806)	$132,494	$(24,533)	$(18,142)	$(42,675)

	Less than 12 Months		12 Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(in millions)

Mortgage-related securities:
Freddie Mac	$14,423	$(425)	$15,466	$(2,496)	$29,889	$(2,921)
Subprime	3,040	(862)	46,585	(18,283)	49,625	(19,145)
Commercial mortgage-backed securities	24,783	(8,226)	24,479	(6,490)	49,262	(14,716)
Option ARM	4,186	(2,919)	1,299	(1,820)	5,485	(4,739)
Alt-A and other	3,444	(1,526)	7,159	(5,261)	10,603	(6,787)
Fannie Mae	5,977	(75)	971	(13)	6,948	(88)
Obligations of states and political subdivisions	5,302	(743)	5,077	(1,606)	10,379	(2,349)
Manufactured housing	498	(110)	73	(73)	571	(183)
Ginnie Mae	18	—	1	—	19	—

Total mortgage-related securities	61,671	(14,886)	101,110	(36,042)	162,781	(50,928)

Total available-for-sale securities in a gross unrealized loss position	$61,671	$(14,886)	$101,110	$(36,042)	$162,781	$(50,928)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At December 31, 2009, total gross unrealized losses on available-for-sale securities were $42.7 billion, as noted in Table 6.2. The gross unrealized losses relate to approximately 5,940 individual lots representing approximately 3,430 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security are in an unrealized loss position, depending upon the amortized cost of the specific lot.

Evaluation of Other-Than-Temporary Impairments

We adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, which provides additional guidance in accounting for and presenting impairment losses on debt securities. This amendment was effective and was applied prospectively by us in the second quarter of 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” for further additional information regarding the impact of this amendment on our consolidated financial statements.

We conduct quarterly reviews to identify and evaluate each available-for-sale security that has an unrealized loss, in accordance with the amendment to the accounting standards for investments in debt and equity securities. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

246	Freddie Mac

The evaluation of unrealized losses on our available-for-sale portfolio for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include:

•	loan level default modeling for single-family residential mortgages that considers individual loan characteristics, including current LTV ratio, FICO score and delinquency status, requires assumptions about future home prices and interest rates, and employs internal default and prepayment models. The modeling for CMBS employs third-party models that require assumptions about the economic conditions in the areas surrounding each individual property;

•	analysis of the performance of the underlying collateral relative to its credit enhancements using techniques that require assumptions about future loss severity, default, prepayment and other borrower behavior. Implicit in this analysis is information relevant to expected cash flows (such as collateral performance and characteristics). We qualitatively consider available information when assessing whether an impairment is other-than-temporary;

•	the length of time and extent to which the fair value of the security has been less than the book value and the expected recovery period;

•	the impact of changes in credit ratings (i.e., rating agency downgrades); and

•	our conclusion that we do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell these securities before sufficient time elapses to recover all unrealized losses.

We consider available information in determining the recovery period and anticipated holding periods for our available-for-sale securities. An important underlying factor we consider in determining the period to recover unrealized losses on our available-for-sale securities is the estimated life of the security. The amount of the total other-than-temporary impairment related to credit is recorded within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings. The credit-related loss represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. With regard to securities that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell, the amount of the total other-than-temporary impairment related to non-credit-related factors is recognized, net of tax, in AOCI. Unrealized losses on available-for-sale securities that are determined to be temporary in nature are recorded, net of tax, in AOCI.

For available-for-sale securities that are not deemed to be credit impaired, we perform additional analysis to assess whether we intend to sell or would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In most cases, we have asserted that we have no intent to sell and that we believe it is not more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s decline in fair value is deemed to be other-than-temporary and the entire charge is recorded in earnings.

Freddie Mac and Fannie Mae Securities

These securities generally fit into one of two categories:

Unseasoned Securities — We frequently resecuritize agency securities, typically unseasoned pass-through securities. In these resecuritization transactions, we typically retain an interest representing a majority of the cash flows, but consider the resecuritization to be a sale of all of the securities for purposes of assessing if an impairment is other-than-temporary. As these securities have generally been recently acquired, they generally have current coupon rates and prices close to par. Consequently, any decline in the fair value of these agency securities is relatively small and could be recovered by small interest rate changes. We expect that the recovery period would be in the near term. Notwithstanding this, we recognize other-than-temporary impairments on any of these securities that are likely to be sold. This population is identified based on our expectations of resecuritization volume and our eligible collateral. If any of the securities identified as likely to be sold are in a loss position, other-than-temporary impairment is recorded as we could not assert that we would not sell such securities prior to recovery. Any additional losses realized upon sale result from further declines in fair value subsequent to the balance sheet date. For securities that we do not intend to sell and it is more likely than not that we will not be required to sell such securities before a recovery of the unrealized losses, we expect to recover any unrealized losses by holding them to recovery.

Seasoned Securities — These securities are not usually utilized for resecuritization transactions. We hold the seasoned agency securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed and we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses, any unrealized loss will be recovered. The unrealized losses on agency securities are primarily a result of movements in interest rates.

247	Freddie Mac

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans

We believe the unrealized losses on our non-agency mortgage-related securities are a result of poor underlying collateral performance and limited liquidity and large risk premiums. With the exception of the other-than-temporarily impaired securities discussed below, we have not identified any securities that were likely of incurring a contractual principal or interest loss at December 31, 2009. As such, and based on our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses, we have concluded that the impairment of these securities is temporary. We consider securities to be other-than-temporarily impaired when future losses are deemed likely.

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

Table 6.3 presents the modeled default rates and severities, without regard to subordination, that are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. Our proprietary default model requires assumptions about future home prices, as defaults and severities are modeled at the loan level and then aggregated. The model uses projections of future home prices at the state level. Assumptions of voluntary prepayments derived from our proprietary prepayment models are also an input; however, given the current low level of voluntary prepayments, they do not significantly affect the present value of expected losses.

Table 6.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	December 31, 2009
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Vintage Year
2004 & Prior:
Unpaid principal balance	$1,623	$143	$1,178	$672	$2,660
Weighted average collateral defaults(2)	40%	43%	8%	49%	31%
Weighted average collateral severities(3)	51%	43%	36%	46%	35%
2005:
Unpaid principal balance	$9,919	$3,513	$1,482	$1,066	$4,893
Weighted average collateral defaults(2)	59%	63%	26%	63%	44%
Weighted average collateral severities(3)	60%	53%	44%	50%	43%
2006:
Unpaid principal balance	$24,215	$8,673	$700	$1,482	$1,502
Weighted average collateral defaults(2)	69%	72%	38%	68%	49%
Weighted average collateral severities(3)	64%	60%	51%	58%	48%
2007 & Later:
Unpaid principal balance	$25,262	$5,358	$187	$1,724	$452
Weighted average collateral defaults(2)	66%	66%	58%	66%	61%
Weighted average collateral severities(3)	64%	60%	58%	57%	56%
Total:
Unpaid principal balance	$61,019	$17,687	$3,547	$4,944	$9,507
Weighted average collateral defaults(2)	65%	68%	24%	64%	42%
Weighted average collateral severities(3)	63%	58%	44%	54%	42%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral unpaid principal balance.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.

In evaluating our non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition. Although some ratings have declined, the ratings themselves have not been determinative that a loss is likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since December 31, 2009.

248	Freddie Mac

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is reasonably possible that, under certain conditions, defaults and loss severities on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our subordination and credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of December 31, 2009.

In addition, we considered fair value at December 31, 2009, as well as, any significant changes in fair value since December 31, 2009 to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, received greater weight.

Commercial Mortgage-Backed Securities

Commercial mortgage-backed securities are exposed to stresses in the commercial real estate market. We use external models to identify securities which have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. At December 31, 2009, 53% of our commercial mortgage-backed securities were AAA-rated compared to 93% at December 31, 2008. We believe the declines in fair value are mainly attributable to the limited liquidity and large risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets rather than to the performance of the underlying collateral supporting the securities. We have identified six securities with a combined unpaid principal balance of $1.6 billion that are expected to incur contractual losses, and have recorded other-than-temporary impairment charges in earnings of $83 million during the fourth quarter of 2009. However, we view the performance of these securities as significantly worse than the vast majority of our commercial mortgage-backed securities, and while delinquencies for the remaining securities have increased, we believe the credit enhancement related to these securities is currently sufficient to cover expected losses. Since we generally hold these securities to maturity, we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

249	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Securities

Table 6.4 summarizes our net impairments of available-for-sale securities recognized in earnings by security type and the duration of the unrealized loss prior to impairment of less than 12 months or 12 months or greater.

Table 6.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings by Gross Unrealized Loss Position(1)

	Net Impairment of Available-For-Sale Securities Recognized in Earnings For the Year Ended December 31,
	2009			2008			2007
	Less than	12 Months		Less than	12 Months		Less than	12 Months
	12 Months	or Greater	Total	12 Months	or Greater	Total	12 Months	or Greater	Total
	(in millions)

Mortgage-related securities:
Subprime	$(1,110)	$(5,416)	$(6,526)	$(168)	$(3,453)	$(3,621)	$(11)	$—	$(11)
Option ARM	(775)	(951)	(1,726)	—	(7,602)	(7,602)	—	—	—
Alt-A and other	(820)	(1,752)	(2,572)	(914)	(4,339)	(5,253)	—	—	—

Total subprime, option ARM, Alt-A and other	(2,705)	(8,119)	(10,824)	(1,082)	(15,394)	(16,476)	(11)	—	(11)

Freddie Mac	—	—	—	—	—	—	(17)	(320)	(337)
Fannie Mae	—	—	—	—	—	—	(1)	(12)	(13)
Commercial mortgage-backed securities	(28)	(109)	(137)	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	(58)	(10)	(68)	—	—	—
Manufactured housing	(48)	(3)	(51)	(74)	(16)	(90)	(4)	—	(4)

Total other-than-temporary impairments on mortgage-related securities	(2,781)	(8,231)	(11,012)	(1,214)	(15,420)	(16,634)	(33)	(332)	(365)

Non-mortgage-related securities:
Asset-backed securities	(185)	—	(185)	(942)	(106)	(1,048)	—	—	—

Total other-than-temporary impairments on non- mortgage-related securities	(185)	—	(185)	(942)	(106)	(1,048)	—	—	—

Total other-than-temporary impairments on available-for-sale securities	$(2,966)	$(8,231)	$(11,197)	$(2,156)	$(15,526)	$(17,682)	$(33)	$(332)	$(365)

(1)	As a result of the adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, net impairment of available-for-sale securities recognized in earnings for the nine months ended December 31, 2009 (which is included in the year ended December 31, 2009) includes credit-related other-than-temporary impairments and other-than-temporary impairments on securities which we intend to sell or it is more likely than not that we will be required to sell. In contrast, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2009 (which is included in the year ended December 31, 2009) and the years ended December 31, 2008 and 2007 includes both credit-related and non-credit-related other-than-temporary impairments as well as other-than-temporary impairments on securities for which we could not assert the positive intent and ability to hold until recovery of the unrealized losses.

During 2009, we recorded net impairment of available-for-sale securities recognized in earnings of $11.2 billion. Of this amount, $6.9 billion related to impairments recognized in the first quarter of 2009, prior to the adoption of the amendment to the accounting standards for investments in debt and equity securities, on non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans that were likely of incurring a contractual principal or interest loss. Subsequent to our adoption of this amendment, impairments realized on non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans during 2009 were primarily due to the higher projections of future defaults and severities related to the collateral underlying these securities, particularly for our more recent vintages of subprime non-agency mortgage-related securities. We estimate that the future expected principal and interest shortfall on these securities will be significantly less than the likely impairment required to be recorded under GAAP, as we expect these shortfalls to be less than the recent fair value declines. Since January 1, 2007, we have incurred actual principal cash shortfalls of $107 million on impaired securities. However, many of our investments were structured so that realized losses are recognized when the investment matures. Net impairment of available-for-sale securities recognized in earnings during 2009 included $137 million related to CMBS where the present value of cash flows expected to be collected was less than the amortized cost basis of these securities.

Contributing to the impairments recognized during 2009 were certain credit enhancements related to primary monoline insurers where we have determined that it is likely a principal and interest shortfall will occur, and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our securities held in our mortgage-related investments portfolio as well as our non-mortgage- related investments portfolio. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information. The recent deterioration has not impacted our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell

250	Freddie Mac

such securities. Net impairment of available-for-sale securities recognized in earnings during 2009 included $185 million related to other-than-temporary impairments of non-mortgage-related asset-backed securities where we could not assert that we did not intend to sell these securities before a recovery of the unrealized losses. The decision to impair these asset-backed securities is consistent with our consideration of these securities as a contingent source of liquidity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for information regarding our policy on accretion of impairments.

During the years ended December 31, 2008 and 2007, we recorded $17.7 billion and $365 million, respectively, of impairment of available-for-sale securities recognized in earnings. Of the impairments recognized during 2008, $16.5 billion related to non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans primarily due to deterioration in the performance of the collateral underlying these loans. In addition, during 2008 we also recorded net impairment of available-for-sale securities recognized in earnings of $1.0 billion, related to our non-mortgage-related asset-backed securities where we did not have the intent to hold to a forecasted recovery of the unrealized losses.

Table 6.5 presents a roll-forward of the credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities (1) that we have written down for other-than-temporary impairment and (2) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to April 1, 2009. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is (1) the first time the debt security was credit-impaired or (2) not the first time the debt security was credit impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security or the security matures or is fully written down.

Table 6.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities(1)

Nine Months Ended
December 31, 2009(2)
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$7,489
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	1,050
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	3,006
Amounts related to the termination of our rights to certain policies with Syncora Guarantee Inc.(3)	113
Reductions:
Amounts related to securities which were sold, written off or matured	(103)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security	(42)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings(4)	$11,513

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	This roll-forward commenced upon our adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009. This amendment was effective and was applied prospectively by us in the second quarter of 2009.
(3)	During the second quarter of 2009, as part of its comprehensive restructuring, Syncora Guarantee Inc., or SGI, pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain of the bonds owned by us, in exchange for a one-time cash payment of $113 million.
(4)	The balances at December 31, 2009 exclude increases in cash flows expected to be collected that will be recognized in earnings over the remaining life of the security of $709 million, net of amortization.

251	Freddie Mac

Realized Gains and Losses on Available-For-Sale Securities

Table 6.6 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 6.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Gross Realized Gains
Mortgage-related securities:
Freddie Mac	$879	$423	$666
Fannie Mae	2	67	—
Subprime	—	—	4
Commercial mortgage-backed securities	—	—	3
Manufactured housing	—	—	11
Obligations of states and political subdivisions	2	75	1

Total mortgage-related securities gross realized gains	883	565	685

Non-mortgage-related securities:
Asset-backed securities	313	1	1
Obligations of states and political subdivisions	—	—	2

Total non-mortgage-related securities gross realized gains	313	1	3

Gross realized gains	1,196	566	688
Gross Realized Losses
Mortgage-related securities:
Freddie Mac	(113)	(13)	(390)
Fannie Mae	—	(2)	(9)
Commercial mortgage-backed securities	—	—	—
Obligations of states and political subdivisions	—	(5)	—

Total mortgage-related securities gross realized losses	(113)	(20)	(399)

Non-mortgage-related securities:
Asset-backed securities	—	—	(56)
Obligations of states and political subdivisions	—	—	(1)

Total non-mortgage-related securities gross realized losses	—	—	(57)

Gross realized losses	(113)	(20)	(456)

Net realized gains (losses)	$1,083	$546	$232

252	Freddie Mac

Maturities and Weighted Average Yield of Available-For-Sale Securities

Table 6.7 summarizes, by major security type, the remaining contractual maturities and weighted average yield of available-for-sale securities.

Table 6.7 — Maturities and Weighted Average Yield of Available-For-Sale Securities(1)

			Weighted
December 31, 2009	Amortized Cost	Fair Value	Average Yield(2)
	(dollars in millions)

Mortgage-related securities:
Due within 1 year or less	$186	$188	4.51%
Due after 1 through 5 years	2,644	2,774	5.45
Due after 5 through 10 years	34,930	36,345	4.80
Due after 10 years	376,196	342,824	4.08

Total	$413,956	$382,131	4.15

Non-mortgage-related securities:
Asset-backed securities
Due within 1 year or less	$—	$—	—
Due after 1 through 5 years	2,294	2,400	1.20
Due after 5 through 10 years	87	88	0.31
Due after 10 years	63	65	0.28

Total	$2,444	$2,553	1.14

Total available-for-sale securities:
Due within 1 year or less	$186	$188	4.51
Due after 1 through 5 years	4,938	5,174	3.47
Due after 5 through 10 years	35,017	36,433	4.79
Due after 10 years	376,259	342,889	4.08

Total	$416,400	$384,684	4.13

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life, as obligations underlying these securities may be prepaid at any time without penalty.
(2)	The weighted average yield is calculated based on a yield for each individual lot held at December 31, 2009. The numerator for the individual lot yield consists of the sum of (a) the year-end interest coupon rate multiplied by the year-end unpaid principal balance and (b) the annualized amortization income or expense calculated for December 2009 (excluding the accretion of non-credit-related other-than-temporary impairments and any adjustments recorded for changes in the effective rate). The denominator for the individual lot yield consists of the year-end amortized cost of the lot excluding effects of other-than-temporary impairments on the unpaid principal balances of impaired lots.

AOCI, Net of Taxes, Related to Available-For-Sale Securities

Table 6.8 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding losses, net of tax, represents the net fair value adjustments recorded on available-for-sale securities throughout the year, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses (gains), net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

Table 6.8 — AOCI, Net of Taxes, Related to Available-For-Sale Securities

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Beginning balance	$(28,510)	$(7,040)	$(3,332)
Adjustment to initially apply the adoption of an amendment to the accounting standards for investments in debt and equity securities(1)	(9,931)	—	—
Adjustment to initially apply the accounting standards on the fair value option for financial assets and liabilities(2)	—	(854)	—
Net unrealized holding gains (losses), net of tax(3)	11,250	(31,753)	(3,792)
Net reclassification adjustment for net realized losses, net of tax(4)(5)	6,575	11,137	84

Ending balance	$(20,616)	$(28,510)	$(7,040)

(1)	Net of tax benefit of $5.3 billion for the year ended December 31, 2009.
(2)	Net of tax benefit of $460 million for the year ended December 31, 2008.
(3)	Net of tax benefit (expense) of $(6.1) billion, $17.1 billion and $2.0 billion for the years ended December 31, 2009, 2008 and 2007, respectively.
(4)	Net of tax benefit of $3.5 billion, $6.0 billion and $45 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(5)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $7.3 billion, $11.5 billion and $234 million, net of taxes, for the years ended December 31, 2009, 2008 and 2007, respectively.

253	Freddie Mac

Trading Securities

Table 6.9 summarizes the estimated fair values by major security type for our investments in trading securities.

Table 6.9 — Trading Securities

	December 31,
	2009	2008
	(in millions)

Mortgage-related securities:
Freddie Mac	$170,955	$158,822
Fannie Mae	34,364	31,309
Ginnie Mae	185	198
Other	28	32

Total mortgage-related securities	205,532	190,361

Non-mortgage-related securities:
Asset-backed securities	1,492	—
Treasury bills	14,787	—
FDIC-guaranteed corporate medium-term notes	439	—

Total non-mortgage-related securities	16,718	—

Total fair value of trading securities	$222,250	$190,361

For the years ended December 31, 2009, 2008 and 2007 we recorded net unrealized gains (losses) on trading securities held at December 31, 2009, 2008 and 2007 of $4.3 billion, $1.6 billion and $505 million, respectively.

Total trading securities include $3.3 billion and $3.9 billion, respectively, of assets as defined by the derivative and hedging accounting guidance regarding certain hybrid financial instruments as of December 31, 2009 and 2008. Gains (losses) on trading securities on our consolidated statements of operations include gains of $96 million and $249 million, respectively, related to these trading securities for the years ended December 31, 2009 and 2008.

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the Purchase Agreement with Treasury and FHFA regulation, the unpaid principal balance of our mortgage-related investments portfolio could not exceed $900 billion as of December 31, 2009, and must decline by 10% per year thereafter until it reaches $250 billion. The annual 10% reduction in the size of our mortgage-related investments portfolio, the first of which is effective on December 31, 2010, is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual unpaid principal balance of the mortgage-related investments portfolio, as of December 31 of the preceding year. Due to this restriction, the unpaid principal balance of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010. The limitation will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. The unpaid principal balance of our mortgage-related investments portfolio, as defined under the Purchase Agreement and FHFA regulation, was $755.3 billion at December 31, 2009.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions and most derivative instruments subject to collateral posting thresholds generally related to a counterparty’s credit rating. We had cash pledged to us related to derivative instruments of $3.1 billion and $4.3 billion at December 31, 2009 and 2008, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At December 31, 2009 and 2008, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also at December 31, 2009 and 2008, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge.

In addition, we hold cash collateral primarily in connection with certain of our multifamily guarantees as credit enhancements. The cash collateral held related to these transactions at December 31, 2009 and 2008 was $322 million and $376 million, respectively.

Collateral Pledged by Freddie Mac

We are also required to pledge collateral for margin requirements with third-party custodians in connection with secured financings, interest-rate swap agreements, futures and daily trade activities with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of December 31, 2009, we had one uncommitted intraday line of credit with a third party, which is secured, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates delinquent overdrafts by the GSEs, in connection with our use of the fedwire system. In certain circumstances, the line of credit agreement gives the secured party

254	Freddie Mac

the right to repledge the securities underlying our financing to other third parties, including the Federal Reserve Bank. We pledge collateral to meet these requirements upon demand by the respective counterparty.

Table 6.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged as well as the related liability recorded on our consolidated balance sheet that caused the need to post collateral.

Table 6.10 — Collateral in the Form of Securities Pledged

	December 31,
	2009	2008
	(in millions)

Securities pledged with ability for secured party to repledge:
Available-for-sale securities	$10,879	$21,302
Securities pledged without ability for secured party to repledge:
Available-for-sale securities	302	1,050

Total securities pledged	$11,181	$22,352

Securities Pledged with the Ability of the Secured Party to Repledge

At December 31, 2009, we pledged securities with the ability of the secured party to repledge of $10.9 billion, of which $10.8 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above. At December 31, 2008, we pledged securities with the ability of the secured party to repledge of $21.3 billion, of which $20.7 billion was collateral posted in connection with our two uncommitted intraday lines of credit with third parties as discussed above. There were no borrowings against the lines of credit at December 31, 2009 or 2008. The remaining $0.1 billion and $0.6 billion of collateral posted with the ability of the secured party to repledge at December 31, 2009 and 2008, respectively, was posted in connection with our futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At December 31, 2009 and 2008, we pledged securities without the ability of the secured party to repledge of $0.3 billion and $1.1 billion, respectively, at a clearinghouse in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At December 31, 2009, we pledged $5.8 billion of collateral in the form of cash of which $5.6 billion related to our interest rate swap agreements as we had $6.0 billion of such derivatives in a net loss position. At December 31, 2008, we pledged $6.4 billion of collateral in the form of cash of which $5.8 billion related to our interest rate swap agreements as we had $6.1 billion of such derivatives in a net loss position. The remaining $0.2 billion and $0.6 billion was posted at clearinghouses in connection with our securities transactions at December 31, 2009 and 2008, respectively.

NOTE 7: MORTGAGE LOANS AND LOAN LOSS RESERVES

We own both single-family mortgage loans, which are secured by one to four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units. We principally purchase single-family loans as held-for-sale in cash-based exchanges where our intent is to securitize and sell our PCs at auction to investors. We purchase single-family loans designated as held-for-investment when we make required or optional repurchases of mortgages out of our PCs. Historically, we purchased multifamily loans as held-for-investment and have been a buy and hold investor. In 2008 and 2009 we increased our purchases of multifamily loans designated as held-for-sale to facilitate greater volumes of securitization transactions.

Table 7.1 summarizes the types of loans on our consolidated balance sheets as of December 31, 2009 and 2008. These balances do not include mortgage loans underlying our issued PCs and Structured Securities, since these are not consolidated on our balance sheets. See “NOTE 3: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS” for information on our securitized mortgage loans.

255	Freddie Mac

Table 7.1 — Mortgage Loans

	December 31,
	2009	2008
	(in millions)

Single-family(1):
Conventional
Fixed-rate	$49,458	$35,070
Adjustable-rate	2,310	2,136

Total conventional	51,768	37,206
FHA/VA — Fixed-rate	1,588	548
U.S. Department of Agriculture Rural Development and other federally guaranteed loans	1,522	1,001

Total single-family	54,878	38,755

Multifamily(1):
Conventional
Fixed-rate	71,936	65,319
Adjustable-rate	11,999	7,399

Total conventional	83,935	72,718
U.S. Department of Agriculture Rural Development	3	3

Total multifamily	83,938	72,721

Total unpaid principal balance of mortgage loans	138,816	111,476

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(9,317)	(3,178)
Lower of cost or fair value adjustments on loans held-for-sale	(188)	(17)
Allowance for loan losses on mortgage loans held-for-investment	(1,441)	(690)

Total mortgage loans, net of allowance for loan losses	$127,870	$107,591

(1)	Based on unpaid principal balances and excludes mortgage loans traded, but not yet settled.

During the years ended December 31, 2009 and 2008, we redesignated, or transferred loans of approximately $10.6 billion and $— billion in unpaid principal balance from held-for-sale mortgage loans to the held-for-investment category. The majority of these loans were originally purchased with the expectation of subsequent securitization as a PC; however, we now expect to hold these on our consolidated balance sheets. We transferred loans of $0.9 billion in unpaid principal balance from held-for-investment mortgage loans to the held-for-sale category during the year ended December 31, 2009. For loans designated as held-for-sale, we evaluate the lower of cost or fair value for such loans each period by aggregating loans based on the mortgage product type. However, the evaluation of the lower of cost or fair value is performed at the date of transfer for each individual loan in the event of redesignation to held-for-investment. We recognized lower of cost or fair value adjustments at the time of transfer of $438 million during the year ended December 31, 2009.

Loan Loss Reserves

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets and a reserve for guarantee losses for mortgage loans that underlie our issued PCs and Structured Securities, collectively referred to as loan loss reserves. Loan loss reserves are generally established to provide for credit losses when it is probable that a loss has been incurred. For loans subject to accounting standards for loans and debt securities acquired with deteriorated credit quality, loan loss reserves are only established when it becomes probable that we will be unable to collect all cash flows which we expected to collect when we acquired the loan.

We also provide for credit losses on our financial guarantees of interest associated with PCs and Structured Securities where the underlying mortgage loans are delinquent and we are required to make payment of interest to the security holders. This amount is included in other liabilities on our consolidated balance sheets and totaled $2.0 billion and $0.5 billion as of December 31, 2009 and 2008, respectively.

256	Freddie Mac

Table 7.2 summarizes loan loss reserve activity:

Table 7.2 — Detail of Loan Loss Reserves

	Year Ended December 31,
	2009			2008			2007
	Allowance	Reserve for	Total Loan	Allowance	Reserve for	Total Loan	Allowance	Reserve for	Total Loan
	for Loan	Guarantee	Loss	for Loan	Guarantee	Loss	for Loan	Guarantee	Loss
	Losses	Losses on PCs	Reserves	Losses	Losses on PCs	Reserves	Losses	Losses on PCs	Reserves
	(in millions)

Beginning balance	$690	$14,928	$15,618	$256	$2,566	$2,822	$69	$550	$619
Provision for credit losses(1)	1,057	28,473	29,530	631	15,801	16,432	321	2,533	2,854
Charge-offs(2)	(528)	(8,874)	(9,402)	(459)	(2,613)	(3,072)	(373)	(3)	(376)
Recoveries(2)	222	1,866	2,088	265	514	779	239	—	239
Transfers, net(3)	—	(3,977)	(3,977)	(3)	(1,340)	(1,343)	—	(514)	(514)

Ending balance	$1,441	$32,416	$33,857	$690	$14,928	$15,618	$256	$2,566	$2,822

Single-family	$693	$32,333	$33,026	$454	$14,887	$15,341	$202	$2,558	$2,760
Multifamily	748	83	831	236	41	277	54	8	62

Total	$1,441	$32,416	$33,857	$690	$14,928	$15,618	$256	$2,566	$2,822

(1)	During the period ended December 31, 2009, we enhanced our methodology for estimating our loan loss reserves for single-family loans to reduce the number of adjustments required to be made in the previous process that arose as a result of dramatic changes in market conditions in recent periods. The new process allows us to incorporate a greater number of loan characteristics by giving us the ability to better integrate into the modeling process our understanding of home price changes at a more detailed level and assess their impact on incurred losses. Additionally, these changes allow us to better assess incurred losses of modified loans by incorporating specific expectations related to these types of loans.
(2)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our consolidated balance sheets at the time of resolution. Charge-offs exclude $280 million, $377 million and $156 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Consist primarily of: (a) approximately $375 million during 2009 related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses, (b) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with delinquent or modified loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase, and (c) amounts attributable to uncollectible interest on mortgage loans held for investment.

Impaired Loans

Single-family impaired loans include performing and non-performing troubled debt restructurings, as well as delinquent or modified loans that were purchased from mortgage pools underlying our PCs and Structured Securities and long-term standby agreements. Multifamily impaired loans include certain loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings), certain loans with observable collateral deficiencies, and loans impaired based on management’s judgments concerning other known facts and circumstances associated with those loans. Recorded investment on impaired loans includes the unpaid principal balance plus amortized basis adjustments, which are modifications to the loan’s carrying values.

Total loan loss reserves, as presented in “Table 7.2 — Detail of Loan Loss Reserves,” consists of a specific valuation allowance related to impaired mortgage loans, which is presented in Table 7.3, and an additional reserve for other probable incurred losses, which totaled $33.5 billion, $15.5 billion and $2.8 billion at December 31, 2009, 2008 and 2007, respectively. The specific allowance presented in Table 7.3 is determined using estimates of the fair value of the underlying collateral and insurance or other recoveries, less estimated selling costs. Our recorded investment in impaired mortgage loans and the related valuation allowance are summarized in Table 7.3.

Table 7.3 — Impaired Loans

	December 31,
	2009			2008			2007
	Recorded	Specific	Net	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related-valuation allowance	$2,611	$(379)	$2,232	$1,126	$(125)	$1,001	$155	$(13)	$142
No related-valuation allowance(1)	11,304	—	11,304	8,528	—	8,528	8,579	—	8,579

Total	$13,915	$(379)	$13,536	$9,654	$(125)	$9,529	$8,734	$(13)	$8,721

(1)	Impaired loans with no related valuation allowance primarily represent performing single-family troubled debt restructuring loans and those mortgage loans purchased out of PC pools and accounted for in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

For the years ended December 31, 2009, 2008 and 2007, the average investment in impaired loans was $12.2 billion, $8.4 billion and $7.5 billion, respectively. The increase in impaired loans in 2009 is attributed to an increase in troubled debt restructurings and delinquent and modified loans purchased out of PC pools, in part due to our implementation of HAMP.

257	Freddie Mac

Interest income on multifamily impaired loans is recognized on an accrual basis for loans performing under the original or restructured terms and on a cash basis for non-performing loans, and collectively totaled approximately $44 million, $22 million and $22 million for the years ended December 31, 2009, 2008 and 2007, respectively. We recorded interest income on impaired single-family loans that totaled $680 million, $507 million and $382 million for the years ended December 31, 2009, 2008 and 2007, respectively. Interest income foregone on impaired loans approximated $266 million, $84 million and $141 million in 2009, 2008 and 2007, respectively.

Loans Acquired under Financial Guarantees

We have the option under our PC agreements to purchase mortgage loans from the loan pools that underlie our guarantees (and standby commitments) under certain circumstances to resolve an existing or impending delinquency or default. Our practice is to purchase and effectively liquidate the loans from pools when: (a) the loans are modified; (b) foreclosure transfers occur; (c) the loans have been delinquent for 24 months; or (d) the loans have been 120 days delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceeds the expected cost of holding the non-performing mortgage loan. Loans purchased from PC pools that underlie our guarantees (or that are covered by our standby commitments) are recorded at the lesser of our acquisition cost or the loan’s fair value at the date of purchase. Our estimate of the fair value of loans purchased from PC pools is determined by obtaining indicative market prices from large, experienced dealers and using an average of these market prices to estimate the initial fair value. We recognize losses on loans purchased in our consolidated statements of operations if our net investment in the acquired loan is higher than its fair value. At December 31, 2009 and 2008, the unpaid principal balances of these loans were $18.0 billion and $9.5 billion, respectively, while the carrying amounts of these loans were $9.4 billion and $6.3 billion, respectively.

We account for loans acquired in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality if, at acquisition, the loans had credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrower without significant delay. The excess of contractual principal and interest over the undiscounted amount of cash flows we expect to collect represents a non-accretable difference that is neither accreted to interest income nor displayed on the consolidated balance sheets. The amount that may be accreted into interest income on such loans is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows from the loan over our initial investment in the loan. We consider estimated prepayments when calculating the accretable balance and the non-accretable difference. Table 7.4 provides details on loans acquired under financial guarantees and accounted for in accordance with the standard referenced above.

Table 7.4 — Loans Acquired Under Financial Guarantees

	Year Ended
	December 31,
	2009	2008
	(in millions)

Contractual principal and interest payments at acquisition	$12,905	$6,708
Non-accretable difference	(1,852)	(508)

Cash flows expected to be collected at acquisition	11,053	6,200
Accretable balance	(6,847)	(2,938)

Initial investment in acquired loans at acquisition	$4,206	$3,262

	December 31,	December 31,
	2009	2008
	(in millions)

Contractual balance of outstanding loans	$18,049	$9,522

Carrying amount of outstanding loans	$9,367	$6,345

Our net investment in delinquent and modified loans purchased under financial guarantees increased approximately 48% in 2009. During this period, we purchased approximately $10.8 billion in unpaid principal balances of these loans with a fair value at acquisition of $4.2 billion. The $6.6 billion purchase discount consists of $1.8 billion previously recognized as loan loss reserve or guarantee obligation and $4.8 billion of losses on loans purchased. The non-accretable difference associated with new acquisitions during 2009 increased compared to 2008 due to significantly higher volumes of our purchases in the 2009 period combined with the lower expectations for recoveries on these loans.

While these loans are seriously delinquent, no amounts are accreted to interest income. Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized provision for credit losses related to these loans of $36 million and $89 million for the years ended December 31, 2009 and 2008, respectively.

258	Freddie Mac

Table 7.5 provides changes in the accretable balance acquired under financial guarantees and accounted for in accordance with accounting standards for loans and debt securities acquired with deteriorated credit quality.

Table 7.5 — Changes in Accretable Balance

	Year Ended
	December 31,
	2009	2008
	(in millions)

Beginning balance	$3,964	$2,407
Additions from new acquisitions	6,847	2,938
Accretion during the period	(653)	(372)
Reductions(1)	(360)	(481)
Change in estimated cash flows(2)	(186)	59
Reclassifications (to) from nonaccretable difference(3)	(1,129)	(587)

Ending balance	$8,483	$3,964

(1)	Represents the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to troubled debt restructurings or change in prepayment assumptions of the related loans.
(3)	Represents the change in expected cash flows due to changes in credit quality or credit assumptions. The reclassification amount for 2009 primarily results from revisions to: (1) the effect of home price changes on borrower behavior and (2) the impact of loss mitigation actions.

Delinquency Rates

Table 7.6 summarizes the delinquency performance for mortgage loans held on our consolidated balance sheets as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees and excludes that portion of Structured Securities backed by Ginnie Mae Certificates and financial guarantees backed by HFA bonds.

Table 7.6 — Delinquency Performance

	At December 31,
	2009	2008	2007

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	3.00%	1.26%	0.45%
Total number of delinquent loans	305,840	127,569	44,948
Credit-enhanced portfolio(2)
Delinquency rate	8.17%	3.79%	1.62%
Total number of delinquent loans	168,903	85,719	34,621
Total portfolio, excluding Structured Transactions
Delinquency rate	3.87%	1.72%	0.65%
Total number of delinquent loans	474,743	213,288	79,569
Structured Transactions(3):
Delinquency rate	9.44%	7.23%	9.86%
Total number of delinquent loans	24,086	18,138	14,122
Total single-family portfolio:
Delinquency rate	3.98%	1.83%	0.76%
Total number of delinquent loans	498,829	231,426	93,691
Multifamily:
Delinquency rate(4)	0.16%	0.03%	0.01%
Net carrying value of delinquent loans (in millions)	$163	$30	$10

(1)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excluding Structured Transactions.
(3)	Structured Transactions generally have underlying mortgage loans with higher risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on net carrying value of mortgages 90 days or more delinquent or in foreclosure rather than on a unit basis, and includes multifamily Structured Transactions.

Throughout 2009, we have worked with our single-family seller/servicers to help distressed homeowners by implementing a number of steps that include extending foreclosure timelines and additional efforts to modify and restructure loans. Currently, we are primarily focusing on initiatives that support the MHA Program. Borrowers must complete a trial period under HAMP before the modification becomes effective. For each successful modification completed under HAMP, we will pay our servicers a $1,000 incentive fee when they originally modify a loan and an additional $500 incentive fee if the loan was current when it entered the trial period (i.e., where default was imminent but had not yet occurred). In addition, servicers will receive up to $1,000 for any modification that reduces a borrower’s monthly payment by 6% or more, in each of the first three years after the modification, as long as the modified loan remains current. Borrowers whose loans are modified through HAMP will accrue monthly incentive payments that will be applied annually to reduce up to $1,000 of their principal, per year, for five years, as long as they are making timely payments under the modified loan terms, which we will recognize as charge-offs against the outstanding balance of the loan. HAMP applies to loans originated on or before January 1, 2009, and borrowers’ requests for such modifications will be considered until December 31, 2012. Based on

259	Freddie Mac

information reported by our servicers to the MHA Program administrator, more than 129,000 loans that we own or guarantee were in the trial period of the HAMP process and approximately 14,000 modifications were completed and effective as of December 31, 2009. FHFA reported approximately 152,000 of our loans were in active trial periods as of December 31, 2009, which included loans in the trial period regardless of the first payment date. FHFA also reported 19,500 permanent modifications of our loans were completed under HAMP as of December 31, 2009, which included modifications that are pending the borrower’s acceptance. Except for certain Structured Transactions and loans underlying our long-term stand-by agreements, we bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees, and we do not receive a reimbursement of these costs from Treasury. We incur incentive fees to the servicer and borrower associated with each HAMP loan once the modification is completed and reported to the MHA Program administrator, and we paid $11 million of such fees in 2009. As discussed above, we also incur up to $8,000 of additional servicer incentive fees and borrower incentive fees per modification as long as the borrower remains current on a loan modified under HAMP. We accrued $106 million in 2009 for both initial fees and recurring incentive fees not yet due. We expect that non-GSE mortgages modified under HAMP will include mortgages backing our investments in non-agency mortgage-related securities. Such modifications will reduce the monthly payments due from affected borrowers, and thus could reduce the payments we receive on these securities. Incentive payments from Treasury passed through to us as a holder of the applicable securities may partially offset such reductions. The success of modifications under HAMP is uncertain and dependent on many factors, including borrower awareness of the process and the employment status and financial condition of the borrower.

NOTE 8: REAL ESTATE OWNED

We obtain REO properties when we are the highest bidder at foreclosure sales of properties that collateralize non-performing single-family and multifamily mortgage loans owned by us or when a delinquent borrower chooses to transfer the mortgaged property to us in lieu of going through the foreclosure process. Upon acquiring single-family properties, we establish a marketing plan to sell the property as soon as practicable by either listing it with a sales broker or by other means, such as arranging a real estate auction. Upon acquiring multifamily properties, we may operate them with third-party property-management firms for a period to stabilize value and then sell the properties through commercial real estate brokers. For each of the years ended December 31, 2009, 2008 and 2007, the weighted average holding period for our disposed REO properties was less than one year. Table 8.1 provides a summary of our REO activity.

Table 8.1 — Real Estate Owned

	REO,	Valuation	REO,
	Gross	Allowance(1)	Net
	(in millions)

Balance, December 31, 2007	$2,067	$(331)	$1,736
Additions	6,991	(428)	6,563
Dispositions and valuation allowance assessment	(4,842)	(202)	(5,044)

Balance, December 31, 2008	4,216	(961)	3,255
Additions	9,420	(611)	8,809
Dispositions and valuation allowance assessment	(8,511)	1,139	(7,372)

Balance, December 31, 2009	$5,125	$(433)	$4,692

(1)	The release of our holding period, or valuation, allowance substantially offset the impact of our REO disposition losses during 2009.

The REO balance, net at December 31, 2009 and 2008 associated with single-family properties was $4.7 billion and $3.2 billion, respectively, and the balance associated with multifamily properties was $31 million and $47 million, respectively. The number of REO additions, which was primarily single-family properties, increased by 68% in 2009 compared to 2008. Increases in our single-family REO additions have been most significant in the West and Southeast regions. The West region represented approximately 35% and 30% of the additions in 2009 and 2008, respectively, based on the number of units, and the highest concentration in the West region is in California. At December 31, 2009, our REO inventory in California represented approximately 25% of our total REO inventory based on REO value at the time of acquisition and 16% based on number of units. Our REO inventory consisted of 45,052 units and 29,346 units at December 31, 2009 and 2008, respectively.

Our REO operations expenses include REO property expenses, net losses incurred on disposition of REO properties, adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell, and insurance reimbursements and other credit enhancement recoveries. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. During 2009, our REO property carrying values and disposition values were more closely aligned due to more stable national home prices in the period. The table below presents the components of our REO operations expense for the years ended December 31, 2009, 2008 and 2007.

260	Freddie Mac

Table 8.2 — REO Operations Expense

	2009	2008	2007
	(dollars in millions)

Single-family:
REO property expenses(1)	$708	$372	$136
Disposition (gains) losses(2)	749	682	120
Change in holding period allowance(3)	(612)	495	129
Recoveries	(558)	(452)	(180)

Total single-family REO operations expense	287	1,097	205
Multifamily REO operations expense	20	—	1

Total REO operations expense	$307	$1,097	$206

REO inventory (units), at December 31,	45,052	29,346	14,394
REO property dispositions (units), for the year ended December 31,	69,406	35,579	17,231

(1)	Consists of costs incurred to maintain and protect a property after foreclosure acquisition, such as legal fees, insurance, taxes, cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer. Excludes holding period writedowns while in REO inventory.
(3)	Includes both the increase (decrease) in the holding period allowance for properties that remain in inventory at the end of the year as well as any reductions associated with dispositions during the year. The release of our holding period, or valuation, allowance substantially offset the impact of our REO disposition losses during 2009.

We temporarily suspended all foreclosure transfers of occupied homes from November 26, 2008 through January 31, 2009 and from February 14, 2009 through March 6, 2009. Beginning March 7, 2009, we began suspension of foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. We continued to pursue loss mitigation options with delinquent borrowers during these temporary suspension periods; and, we also continued to proceed with initiation and other pre-closing steps in the foreclosure process.

Our method of recording cash flows associated with REO acquisitions changed significantly as a long-term effect of our December 2007 operational change where we no longer automatically purchase mortgages out of our PCs when they become 120 days delinquent. During 2007, the majority of our REO acquisitions resulted from transfers from our mortgage loans held on our consolidated balance sheets and we reported $3.1 billion in such non-cash transfers in our consolidated statement of cash flows for that period. In contrast, the majority of our REO acquisitions during 2008 and 2009 resulted from cash payment for extinguishments of mortgage loans within PC pools at the time of their conversion to REO. These cash outlays are included in net payments of mortgage insurance and acquisitions and dispositions of REO in our consolidated statements of cash flows. The amount of non-cash acquisitions of REO properties during the years ended December 31, 2009 and 2008 was $1.2 billion and $2.3 billion, respectively.

NOTE 9: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities are classified as either short-term (due within one year) or long-term (due after one year) based on their remaining contractual maturity.

Under the Purchase Agreement, without the prior written consent of Treasury, we may not incur indebtedness that would result in the par value of our aggregate indebtedness exceeding:

•	through and including December 30, 2010, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31, 2009; and

•	beginning on December 31, 2010, and through and including December 30, 2011, and each year thereafter, 120% of the amount of mortgage assets we are permitted to own under the Purchase Agreement on December 31 of the immediately preceding calendar year.

Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. We also cannot become liable for any subordinated indebtedness, without the prior consent of Treasury.

As of December 31, 2009, we estimate that the par value of our aggregate indebtedness totaled $805.1 billion, which was approximately $274.9 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness calculation, which has not been confirmed by Treasury, includes the combined balance of our senior and subordinated debt. Because of the debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations.

261	Freddie Mac

Table 9.1 summarizes the balances and effective interest rates for debt securities, as well as subordinated borrowings.

Table 9.1 — Total Debt

	December 31,
	2009		2008
	Balance,	Effective	Balance,	Effective
	Net(1)	Rate(2)	Net(1)	Rate(2)
	(dollars in millions)

Short-term debt:
Short-term debt securities	$238,171	0.28%	$329,702	1.73%
Current portion of long-term debt	105,804	3.31	105,412	3.46

Short-term debt	343,975	1.21	435,114	2.15
Long-term debt:
Senior debt	435,931	3.43	403,402	4.70
Subordinated debt	698	6.58	4,505	5.59

Long-term debt	436,629	3.44	407,907	4.71

Total debt	$780,604		$843,021

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $6.3 billion and $1.6 billion, respectively, of short-term debt and $2.6 billion and $11.7 billion, respectively, of long-term debt that represent the fair value of debt securities with fair value option elected at December 31, 2009 and 2008.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs. Also includes the amortization of hedge-related basis adjustments.

For 2009 and 2008, we recognized fair value gains (losses) of $(405) million and $406 million, respectively, on our foreign-currency denominated debt, of which $(209) million and $710 million, respectively, are gains (losses) related to our net foreign-currency translation. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information regarding our adoption of the accounting standards related to the fair value option for financial assets and financial liabilities.

Short-Term Debt

As indicated in Table 9.2, a majority of short-term debt (excluding current portion of long-term debt) consisted of Reference Bills® securities and discount notes, paying only principal at maturity. Reference Bills® securities, discount notes and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less are classified as short-term debt securities. Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who arranged the transactions. Federal funds purchased are unsecuritized borrowings from commercial banks that are members of the Federal Reserve System. At both December 31, 2009 and 2008, we had no balances in federal funds purchased and securities sold under agreements to repurchase.

Table 9.2 provides additional information related to our short-term debt.

Table 9.2 — Short-Term Debt

	December 31,
	2009			2008
		Balance,	Effective		Balance,	Effective
	Par Value	Net(1)	Rate(2)	Par Value	Net(1)	Rate(2)
	(dollars in millions)

Reference Bills® securities and discount notes	$227,732	$227,611	0.26%	$311,227	$310,026	1.67%
Medium-term notes	10,561	10,560	0.69	19,675	19,676	2.61

Short-term debt securities	238,293	238,171	0.28	330,902	329,702	1.73
Current portion of long-term debt	105,729	105,804	3.31	105,420	105,412	3.46

Short-term debt	$344,022	$343,975	1.21	$436,322	$435,114	2.15

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs. The current portion of long-term debt includes the amortization of hedge-related basis adjustments.

262	Freddie Mac

Long-Term Debt

Table 9.3 summarizes our long-term debt.

Table 9.3 — Long-Term Debt

		December 31,
		2009			2008
	Contractual		Balance,	Interest		Balance,	Interest
	Maturity(1)	Par Value	Net(2)	Rates	Par Value	Net(2)	Rates
		(dollars in millions)

Long-term debt:
Senior debt:(3)
Fixed-rate:
Medium-term notes — callable(4)	2011-2039	$143,294	$143,168	1.00% – 6.63%	$158,228	$158,018	1.61% – 6.85%
Medium-term notes — non-callable	2011-2028	8,571	8,732	1.00% – 13.25%	7,285	7,527	1.00% – 13.25%
U.S. dollar Reference Notes® securities — non-callable	2011-2032	202,997	202,941	1.13% – 6.75%	197,781	197,609	2.38% – 7.00%
€Reference Notes® securities — non-callable	2012-2014	2,449	2,590	4.38% – 5.13%	11,295	11,740	4.38% – 5.75%
Variable-rate:
Medium-term notes — callable(5)	2011-2029	21,515	21,515	Various	11,169	11,170	Various
Medium-term notes — non-callable	2011-2026	44,340	44,360	Various	2,495	2,520	Various
Zero-coupon:
Medium-term notes — callable(6)	2028-2039	23,388	4,444	—%	25,492	5,136	—%
Medium-term notes — non-callable(7)	2011-2039	13,588	8,015	—%	15,425	9,415	—%
Hedging-related basis adjustments		N/A	166		N/A	267

Total senior debt		460,142	435,931		429,170	403,402
Subordinated debt:
Fixed-rate(8)	2011-2018	578	575	5.00% – 8.25%	4,452	4,394	5.00% – 8.25%
Zero-coupon(9)	2019	331	123	—%	332	111	—%

Total subordinated debt		909	698		4,784	4,505

Total long-term debt		$461,051	$436,629		$433,954	$407,907

(1)	Represents contractual maturities at December 31, 2009.
(2)	Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums and hedge-related basis adjustments.
(3)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at December 31, 2009 and 2008, respectively.
(4)	Includes callable Estate Notessm securities and FreddieNotes® securities of $6.1 billion and $9.4 billion at December 31, 2009 and 2008, respectively. These debt instruments represent medium-term notes that permit persons acting on behalf of deceased beneficial owners to require us to repay principal prior to the contractual maturity date.
(5)	Includes callable Estate Notessm securities and FreddieNotes® securities of $5.5 billion and $2.0 billion at December 31, 2009 and 2008.
(6)	The effective rates for zero-coupon medium-term notes — callable ranged from 5.78% – 7.25% and 6.11% – 7.25% at December 31, 2009 and 2008, respectively.
(7)	The effective rates for zero-coupon medium-term notes — non-callable ranged from 0.56% – 11.18% and 2.49% – 11.18% at December 31, 2009 and 2008, respectively.
(8)	Balance, net includes callable subordinated debt of $— billion at both December 31, 2009 and 2008.
(9)	The effective rate for zero-coupon subordinated debt, due after one year was 10.51% at both December 31, 2009 and 2008.

A portion of our long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.

Table 9.4 summarizes the contractual maturities of long-term debt securities (including current portion of long-term debt) and subordinated borrowings outstanding at December 31, 2009, assuming callable debt is paid at contractual maturity.

Table 9.4 — Long-Term Debt (including current portion of long-term debt)

Contractual
Annual Maturities	Maturity(1)(2)
(in millions)

2010	$105,729
2011	135,514
2012	94,362
2013	47,386
2014	53,372
Thereafter	130,417

Total(1)	566,780
Net discounts, premiums, hedge-related and other basis adjustments(3)	(24,347)

Long-term debt, including current portion of long-term debt	$542,433

(1)	Represents par value of long-term debt securities and subordinated borrowings.
(2)	For debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at December 31, 2009.
(3)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk related to foreign-currency-denominated debt.

Lines of Credit

We have an intraday line of credit with a third-party to provide additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or

263	Freddie Mac

eliminates daylight overdrafts by GSEs. At December 31, 2009 and 2008, we had one and two secured, uncommitted lines of credit totaling $10 billion and $17 billion, respectively. No amounts were drawn on these lines of credit at December 31, 2009 or 2008. We expect to continue to use the current facility from time to time to satisfy our intraday financing needs; however, since the line is uncommitted, we may not be able to draw on it if and when needed.

Lending Agreement

On September 18, 2008, we entered into the Lending Agreement with Treasury under which we could request loans, however the Lending Agreement expired on December 31, 2009. No amounts were borrowed under the Lending Agreement.

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

NOTE 10: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Senior Preferred Stock

Pursuant to the Purchase Agreement described in ‘NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS,” we issued one million shares of senior preferred stock to Treasury on September 8, 2008. The senior preferred stock was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

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

Treasury, as the holder of the senior preferred stock, is entitled to receive, when, as and if declared by our Board of Directors, cumulative quarterly cash dividends at the annual rate of 10% per year on the then-current liquidation preference of the senior preferred stock. Total dividends paid in cash during 2009 and 2008 at the direction of the Conservator were $4.1 billion and $172 million, respectively. If at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends (including any unpaid dividends added to the liquidation preference), the dividend rate will be 12% per year.

The senior preferred stock ranks ahead of our common stock and all other outstanding series of our preferred stock, as well as any capital stock we issue in the future, as to both dividends and rights upon liquidation. The senior preferred stock provides that we may not, at any time, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any Freddie Mac common stock or other securities ranking junior to the senior preferred stock unless: (1) full cumulative dividends on the outstanding senior preferred stock (including any unpaid dividends added to the liquidation preference) have been declared and paid in cash; and (2) all amounts required to be paid with the net proceeds of any issuance of capital stock for cash (as described in the following paragraph) have been paid in cash. Shares of the senior preferred stock are not convertible. Shares of the senior preferred stock have no general or special voting rights, other than those set forth in the certificate of designation for the senior preferred stock or otherwise required by law. The consent of holders of at least two-thirds of all outstanding shares of senior preferred stock is generally required to amend the terms of the senior preferred stock or to create any class or series of stock that ranks prior to or on parity with the senior preferred stock.

We are not permitted to redeem the senior preferred stock prior to the termination of Treasury’s funding commitment set forth in the Purchase Agreement; however, we are permitted to pay down the liquidation preference of the outstanding shares of senior preferred stock to the extent of (i) accrued and unpaid dividends previously added to the liquidation preference and not previously paid down; and (ii) quarterly commitment fees previously added to the liquidation preference and not previously paid down. In addition, if we issue any shares of capital stock for cash while the senior preferred stock is outstanding, the net proceeds of the issuance must be used to pay down the liquidation preference of the senior preferred stock; however, the liquidation preference of each share of senior preferred stock may not be paid down below $1,000 per share prior to the termination of Treasury’s funding commitment. Following the termination of Treasury’s funding commitment, we may pay down the liquidation preference of all outstanding shares of senior preferred stock at any time, in

264	Freddie Mac

whole or in part. If, after termination of Treasury’s funding commitment, we pay down the liquidation preference of each outstanding share of senior preferred stock in full, the shares will be deemed to have been redeemed as of the payment date.

Table 10.1 provides a summary of our senior preferred stock outstanding at December 31, 2009. See “Stock Repurchase and Issuance Programs” for additional information about our draws on the Purchase Agreement with Treasury during 2009.

Table 10.1 — Senior Preferred Stock

						Initial
						Liquidation	Total
			Shares	Shares	Total Par	Preference	Liquidation	Redeemable
	Draw Date		Authorized	Outstanding	Value	Price per Share	Preference(1)	On or After(2)
	(in millions, except initial liquidation preference price per share)

Senior preferred stock:(3)
10%	September 8, 2008	(4)	1.00	1.00	$1.00	$1,000	$1,000	N/A
10%(5)	November 24, 2008		—	—	—	N/A	13,800	N/A
10%(5)	March 31, 2009		—	—	—	N/A	30,800	N/A
10%(5)	June 30, 2009		—	—	—	N/A	6,100	N/A

Total, senior preferred stock			1.00	1.00	$1.00		$51,700

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant). See “NOTE 11: REGULATORY CAPITAL” for more information.
(3)	Dividends on the senior preferred stock are cumulative, and the dividend rate is 10% per year. However, if at any time we fail to pay cash dividends in a timely manner, then immediately following such failure and for all dividend periods thereafter until the dividend period following the date on which we have paid in cash full cumulative dividends, the dividend rate will be 12% per year.
(4)	We did not receive any cash proceeds from Treasury as a result of issuing the initial liquidation preference.
(5)	Represents an increase in the liquidation preference of our senior preferred stock due to the receipt of funds from Treasury.

We received $6.1 billion and $30.8 billion in June 2009 and March 2009, respectively, pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of March 31, 2009 and December 31, 2008, respectively. As a result of funding of these draw requests, the aggregate liquidation preference on the senior preferred stock owned by Treasury increased from $14.8 billion as of December 31, 2008 to $51.7 billion on December 31, 2009.

Issuance of Common Stock Warrant

Pursuant to the Purchase Agreement described in “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS,” on September 7, 2008, we, through FHFA, in its capacity as Conservator, issued a warrant to purchase common stock to Treasury. The warrant was issued to Treasury in partial consideration of Treasury’s commitment to provide funds to us under the terms set forth in the Purchase Agreement.

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

We account for the warrant in permanent equity. At issuance on September 7, 2008, we recognized the warrant at fair value, and we do not recognize subsequent changes in fair value while the warrant remains classified in equity. We recorded an aggregate fair value of $2.3 billion for the warrant as a component of additional paid-in-capital. We derived the fair value of the warrant using a modified Black-Scholes model. If the warrant is exercised, the stated value of the common stock issued will be reclassified to common stock in our consolidated balance sheets. The warrant was determined to be in-substance non-voting common stock, because the warrant’s exercise price of $0.00001 per share is considered non-substantive (compared to the market price of our common stock). As a result, the warrant is included in the computation of basic and diluted earnings (loss) per share. The weighted average shares of common stock outstanding for the years ended December 31, 2009 and 2008, respectively, included shares of common stock that would be issuable upon full exercise of the warrant issued to Treasury.

Preferred Stock

Table 10.2 provides a summary of our preferred stock outstanding at December 31, 2009. We have the option to redeem our preferred stock on specified dates, at their redemption price plus dividends accrued through the redemption date. However, without the consent of Treasury, we are restricted from making payments to purchase or redeem preferred stock as well as paying any preferred dividends, other than dividends on the senior preferred stock. In addition, all 24 classes of preferred stock are perpetual and non-cumulative, and carry no significant voting rights or rights to purchase additional

265	Freddie Mac

Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.

Table 10.2 — Preferred Stock

					Redemption	Total
		Shares	Shares	Total Par	Price per	Outstanding	Redeemable	NYSE
	Issue Date	Authorized	Outstanding	Value	Share	Balance(1)	On or After(2)	Symbol(3)
	(in millions, except redemption price per share)

Preferred stock:
1996 Variable-rate(4)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FRE.prB
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(5)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FRE.prF
1998 Variable-rate(6)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FRE.prG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FRE.prH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(5)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(5)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FRE.prK
1999 Variable-rate(7)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FRE.prL
2001 Variable-rate(8)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FRE.prM
2001 Variable-rate(9)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FRE.prN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FRE.prO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FRE.prP
2001 Variable-rate(10)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FRE.prQ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FRE.prR
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(5)
2006 Variable-rate(11)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FRE.prS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FRE.prT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FRE.prU
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FRE.prV
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FRE.prW
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FRE.prX
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FRE.prY
2007 Fixed-to-floating Rate(12)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FRE.prZ

Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant). See “NOTE 11: REGULATORY CAPITAL” for more information.
(3)	Preferred stock is listed on the NYSE unless otherwise noted.
(4)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.
(5)	Not listed on any exchange.
(6)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.
(7)	Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.
(8)	Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.
(9)	Dividend rate resets on April 1 every year based on 12-month LIBOR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.
(10)	Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.
(11)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 0.50% but not less than 4.00%.
(12)	Dividend rate is set at an annual fixed rate of 8.375% from December 4, 2007 through December 31, 2012. For the period beginning on or after January 1, 2013, dividend rate resets quarterly and is equal to the higher of (a) the sum of three-month LIBOR plus 4.16% per annum or (b) 7.875% per annum. Optional redemption on December 31, 2012, and on December 31 every five years thereafter.

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during 2009 and 2008, except for issuances of Treasury stock as reported on our Consolidated Statements of Equity (Deficit). During 2009, restrictions lapsed on 1,758,668 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 12: STOCK-BASED COMPENSATION.” Consistent with the terms of the Purchase Agreement, we may not, without prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities or sell or issue any Freddie Mac equity securities.

Dividends Declared During 2009

No common dividends were declared in 2009. During 2009, we paid dividends of $4.1 billion in cash on the senior preferred stock at the direction of our Conservator. We did not declare or pay dividends on any other series of Freddie Mac preferred stock outstanding during 2009.

NOTE 11: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. Concurrent with this announcement, FHFA classified us as undercapitalized as of June 30, 2008

266	Freddie Mac

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

Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and 0.45% capital requirement for off-balance sheet obligations. Based upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, we determined that, under the new consolidation guidance, we are the primary beneficiary of our single-family PC trusts and certain Structured Transactions and, therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts. Pursuant to regulatory guidance from FHFA, our minimum capital requirement will not automatically be affected by adoption of these amendments on January 1, 2010. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain Structured Transactions held by third parties using a 0.45% capital requirement. Notwithstanding this guidance, FHFA reserves the authority under the Reform Act to raise the minimum capital requirement for any of our assets or activities. On February 8, 2010, FHFA issued a notice of proposed rulemaking setting forth procedures and standards for such a temporary increase in minimum capital levels.

Our regulatory capital standards in effect prior to our entry into conservatorship on September 6, 2008 are described below.

Regulatory Capital Standards

The GSE Act established minimum, critical and risk-based capital standards for us.

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

267	Freddie Mac

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

If we were classified as adequately capitalized, we generally could pay a dividend on our common or preferred stock or make other capital distributions (which includes common stock repurchases and preferred stock redemptions) without prior FHFA approval so long as the payment would not decrease total capital to an amount less than our risk-based capital requirement and would not decrease our core capital to an amount less than our minimum capital requirement. However, during conservatorship, the Conservator has instructed our Board of Directors that it should consult with and obtain the approval of the Conservator before taking any actions involving capital stock and dividends. In addition, while the senior preferred stock is outstanding, we are prohibited from paying dividends (other than on the senior preferred stock) or issuing equity securities without Treasury’s consent.

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

Performance Against Regulatory Capital Standards

Table 11.1 summarizes our minimum capital requirements and deficits and net worth.

Table 11.1 — Net Worth and Minimum Capital

	December 31, 2009	December 31, 2008
	(in millions)

GAAP net worth(1)	$4,372	$(30,634)
Core capital(2)(3)	$(23,774)	$(13,174)
Less: Minimum capital requirement(2)	28,352	28,200

Minimum capital surplus (deficit)(2)	$(52,126)	$(41,374)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP. With our adoption of an amendment to the accounting standards for consolidation regarding noncontrolling interests in consolidated financial statements on January 1, 2009, our net worth is now equal to our total equity (deficit). Prior to adoption of the amendment noted above, our total equity (deficit) was substantially the same as our net worth except that it excluded non-controlling interests (previously referred to as minority interests). As a result non-controlling interests are now classified as part of total equity (deficit).
(2)	Core capital and minimum capital figures for December 31, 2009 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital as of December 31, 2009 and 2008 excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and non-controlling interests) as these items do not meet the statutory definition of core capital.

268	Freddie Mac

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

Under the Reform Act, FHFA must place us into receivership if FHFA determines in writing that our assets are and have been less than our obligations for a period of 60 days. FHFA notified us that the measurement period for any mandatory receivership determination with respect to our assets and obligations would commence no earlier than the SEC public filing deadline for our quarterly or annual financial statements and would continue for 60 calendar days after that date. FHFA advised us that, if, during that 60-day period, we receive funds from Treasury in an amount at least equal to the deficiency amount under the Purchase Agreement, the Director of FHFA will not make a mandatory receivership determination.

At December 31, 2009, our assets exceeded our liabilities by $4.4 billion. Because we had positive net worth as of December 31, 2009, FHFA has not submitted a draw request on our behalf to Treasury for any additional funding under the Purchase Agreement. Should our assets be less than our obligations, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. We have received $50.7 billion from Treasury under the Purchase Agreement to date. We expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could materially affect the level and volatility of our net worth. As of December 31, 2009, the aggregate liquidation preference of the senior preferred stock was $51.7 billion. We paid our quarterly dividend of $370 million, $1.1 billion, $1.3 billion and $1.3 billion, respectively, on the senior preferred stock in cash on March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 at the direction of the Conservator.

Subordinated Debt Commitment

In October 2000, we announced our adoption of a series of commitments designed to enhance market discipline, liquidity and capital. In September 2005, we entered into a written agreement with FHFA that updated those commitments and set forth a process for implementing them. Under the terms of this agreement, we committed to issue qualifying subordinated debt for public secondary market trading and rated by no fewer than two nationally recognized statistical rating organizations in a quantity such that the sum of total capital plus the outstanding balance of qualifying subordinated debt will equal or exceed the sum of 0.45% of our PCs and Structured Securities outstanding and 4% of our on-balance sheet assets at the end of each quarter. Qualifying subordinated debt is defined as subordinated debt that contains a deferral of interest payments for up to five years if: (i) our core capital falls below 125% of our critical capital requirement; or (ii) our core capital falls below our minimum capital requirement and pursuant to our request, the Secretary of the Treasury exercises discretionary authority to purchase our obligations under Section 306(c) of our charter. Qualifying subordinated debt will be discounted for the purposes of this commitment as it approaches maturity with one-fifth of the outstanding amount excluded each year during the instrument’s last five years before maturity. When the remaining maturity is less than one year, the instrument is entirely excluded. FHFA, as Conservator of Freddie Mac, has suspended the requirements in the September 2005 agreement with respect to issuance, maintenance and reporting and disclosure of Freddie Mac subordinated debt during the term of conservatorship and thereafter until directed otherwise.

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

NOTE 12: STOCK-BASED COMPENSATION

Following the implementation of the conservatorship in September 2008, we suspended the operation of our ESPP, and are no longer making grants under our 2004 Stock Compensation Plan, or 2004 Employee Plan, or our 1995 Directors’ Stock Compensation Plan, as amended and restated, or Directors’ Plan. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms. Prior to the implementation of the conservatorship, we made grants under three stock-based compensation plans: (a) the ESPP; (b) the 2004 Employee Plan; and (c) the Directors’ Plan. Prior to the stockholder approval of the 2004 Employee Plan, employee

269	Freddie Mac

stock-based compensation was awarded in accordance with the terms of the 1995 Stock Compensation Plan, or 1995 Employee Plan. Although grants are no longer made under the 1995 Employee Plan, we currently have awards outstanding under this plan. We collectively refer to the 2004 Employee Plan and 1995 Employee Plan as the Employee Plans.

Common stock delivered under these plans may consist of authorized but previously unissued shares, treasury stock or shares acquired in market transactions on behalf of the participants. No restricted stock units were granted in 2009, which, discussed below, are generally forfeitable for at least one year after the grant date, with vesting provisions contingent upon service requirements.

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

At December 31, 2009, the maximum number of shares of common stock authorized for grant to employees totaled 6.8 million shares, of which approximately 1.0 million shares had been issued and approximately 5.8 million shares remained available for grant. At December 31, 2009, no options to purchase stock were exercisable under the ESPP.

2004 Employee Plan

Prior to conservatorship, under the 2004 Employee Plan, we granted employees stock-based awards, including stock options, restricted stock units and restricted stock. In addition, we have the right to impose performance conditions with respect to these awards. Employees may have also been granted stock appreciation rights; however, at December 31, 2009, no stock appreciation rights had been granted under the 2004 Employee Plan. At December 31, 2009, the maximum number of shares of common stock authorized for grant to employees in accordance with the 2004 Employee Plan totaled 30.4 million shares, of which approximately 5.7 million shares had been issued and approximately 24.7 million shares remained available for grant.

Directors’ Plan

Prior to conservatorship, under the Directors’ Plan, we were permitted to grant stock options, restricted stock units and restricted stock to non-employee members of our Board of Directors. At December 31, 2009, the maximum number of

270	Freddie Mac

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

Table 12.1 summarizes the assumptions used in determining the fair values of options granted under our stock-based compensation plans using a Black-Scholes option-pricing model as well as the weighted average grant-date fair value of options granted and the total intrinsic value of options exercised.

Table 12.1 — Assumptions and Valuations(1)

	ESPP			Employee Plans and Directors’ Plan
	2009(2)	2008	2007	2009(3)	2008(3)	2007(3)
	(dollars in millions, except share-related amounts)

Assumptions:
Expected volatility	N/A	120.1% to 141.3%	11.1% to 45.4%	N/A	N/A	N/A
Weighted average:
Volatility	N/A	136.05%	26.22%	N/A	N/A	N/A
Expected dividend yield	N/A	8.73%	3.44%	N/A	N/A	N/A
Expected life	N/A	3 months	3 months	N/A	N/A	N/A
Risk-free interest rate	N/A	1.68%	4.57%	N/A	N/A	N/A
Valuations:
Weighted average grant-date fair value of options granted	N/A	$5.81	$11.25	N/A	N/A	N/A
Total intrinsic value of options exercised	N/A	$1	$2	N/A	N/A	$7

(1)	Following the implementation of the conservatorship, we have suspended the operation of our ESPP and are no longer making grants under the Employee Plans or Directors’ Plan.
(2)	No options to purchase stock were granted or exercised under the ESPP in 2009.
(3)	No options were granted under the Employee Plans and Directors’ Plan in 2009, 2008 or 2007. No options were exercised under the Employee Plans and Directors’ Plan in 2009 and 2008.

Table 12.2 provides a summary of option activity under the Employee Plans and Directors’ Plan for the year ended December 31, 2009, and options exercisable at December 31, 2009.

Table 12.2 — Employee Plans and Directors’ Plan Option Activity(1)

			Weighted Average	Aggregate
	Stock	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Outstanding at January 1, 2009	4,468,262	$59.51
Granted	—	—
Exercised	—	—
Forfeited or expired	(694,420)	60.01

Outstanding at December 31, 2009	3,773,842	59.39	2.74 years	$—

Exercisable at December 31, 2009	3,748,517	59.39	2.72 years	$—

(1)	Following the implementation of the conservatorship, we are no longer making grants under our Employee Plans and our Directors’ Plan.

During 2009, 2008 and 2007, we did not pay cash to settle share-based liability awards granted under share-based payment arrangements associated with the Employee Plans and the Directors’ Plan.

271	Freddie Mac

Table 12.3 provides a summary of activity related to restricted stock units and restricted stock under the Employee Plans and the Directors’ Plan.

Table 12.3 — Employee Plans and Directors’ Plan Restricted Stock Units and Restricted Stock Activity(1)

	Restricted	Weighted Average		Weighted Average
	Stock Units	Grant-Date Fair Value	Restricted Stock	Grant-Date Fair Value

Outstanding at January 1, 2009	5,180,301	$30.00	41,160	$60.75
Granted	—	—	—	—
Lapse of restrictions	(1,758,668)	33.87	—	—
Forfeited	(538,137)	25.15	—	—

Outstanding at December 31, 2009	2,883,496	28.14	41,160	60.75

(1)	Following the implementation of the conservatorship, we are no longer making grants under our Employee Plans and our Directors’ Plan.

The total fair value of restricted stock units vested during 2009, 2008 and 2007 was $1 million, $22 million and $44 million, respectively. No restricted stock vested in 2009, 2008 and 2007. We realized a tax benefit of less than $1 million as a result of tax deductions available to us upon the lapse of restrictions on restricted stock units and restricted stock under the Employee Plans and the Directors’ Plan during 2009.

Table 12.4 provides information on compensation expense related to stock-based compensation plans.

Table 12.4 — Compensation Expense Related to Stock-based Compensation

	Year Ended
	December 31,
	2009	2008	2007
	(in millions)

Stock-based compensation expense recorded on our consolidated statements of equity (deficit)	$58	$74	$81
Other stock-based compensation expense(1)	(1)	2	1

Total stock-based compensation expense(2)	$57	$76	$82

Tax benefit related to compensation expense recognized on our consolidated statements of operations(3)	$20	$25	$28
Compensation expense capitalized within other assets on our consolidated balance sheets	—	1	7

(1)	Primarily consist of dividend equivalents paid on stock options and restricted stock units that have been or are expected to be forfeited and related subsequent adjustments. Also included expense related to share-based liability awards granted under share-based payment arrangements.
(2)	Component of salaries and employee benefits expense as recorded on our consolidated statements of operations.
(3)	Amounts represent the tax effect of each years’ book compensation expense resulting in a deferred tax asset. As we determined that the deferred tax asset cannot be realized, a valuation allowance was established and, therefore, no tax benefit was recognized.

As of December 31, 2009, $42 million of compensation expense related to non-vested awards had not yet been recognized in earnings. This amount is expected to be recognized in earnings over the next three years. During 2009, the modification of individual awards, which provided for continued or accelerated vesting, was made to 1 employee, and resulted in incremental compensation expense of less than $1 million. During 2008 and 2007, the modifications of individual awards, which provided for continued or accelerated vesting, were made to fewer than 120 and 60 employees, respectively, and resulted in a reduction of compensation expense of $3 million and less than $1 million, respectively.

NOTE 13: DERIVATIVES

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

272	Freddie Mac

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

Adjust Funding Mix

We generally use interest-rate swaps to mitigate contractual funding mismatches between our assets and liabilities. We also use swaptions and other option-based derivatives to adjust the contractual terms of our debt funding in response to changes in the expected lives of our investments in mortgage-related assets. As market conditions dictate, we take rebalancing actions to keep our interest-rate risk exposure within management-set limits. In a declining interest-rate environment, we typically enter into receive-fixed interest rate swaps or purchase Treasury-based derivatives to shorten the duration of our funding to offset the declining duration of our mortgage assets. In a rising interest-rate environment, we typically enter into pay-fixed interest rate swaps or sell Treasury-based derivatives in order to lengthen the duration of our funding to offset the increasing duration of our mortgage assets.

Foreign-Currency Exposure

We use foreign-currency swaps to eliminate virtually all of our exposure to fluctuations in exchange rates related to our foreign-currency denominated debt by entering into swap transactions that effectively convert foreign-currency denominated obligations into U.S. dollar-denominated obligations.

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

Forward Purchase and Sale Commitments

We routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Most of these commitments are derivatives subject to the requirements of derivatives and hedge accounting.

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

Credit Derivatives

We have entered into credit derivatives, including risk-sharing agreements. Under these risk-sharing agreements, default losses on specific mortgage loans delivered by sellers are compared to default losses on reference pools of mortgage loans with similar characteristics. Based upon the results of that comparison, we remit or receive payments based upon the default performance of the referenced pools of mortgage loans. In addition, we have entered into agreements whereby we assume credit risk for mortgage loans held by third parties in exchange for a monthly fee, where we are obligated to purchase delinquent mortgage loans in certain circumstances.

273	Freddie Mac

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

Table 13.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 13.1 — Derivative Assets and Liabilities at Fair Value

	At December 31, 2009			At December 31, 2008
	Notional or			Notional or
	Contractual	Derivatives at Fair Value		Contractual	Derivatives at Fair Value
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting standards for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$271,403	$3,466	$(5,455)	$279,609	$22,285	$(19)
Pay-fixed	382,259	2,274	(16,054)	404,359	104	(51,894)
Basis (floating to floating)	52,045	1	(61)	82,190	209	(101)

Total interest-rate swaps	705,707	5,741	(21,570)	766,158	22,598	(52,014)
Option-based:
Call swaptions
Purchased	168,017	7,764	—	177,922	21,089	—
Written	1,200	—	(19)	—	—	—
Put Swaptions
Purchased	91,775	2,592	—	41,550	539	—
Written	—	—	—	6,000	—	(46)
Other option-based derivatives(3)	141,396	1,705	(12)	68,583	1,913	(49)

Total option-based	402,388	12,061	(31)	294,055	23,541	(95)
Futures	80,949	5	(89)	128,698	234	(1,105)
Foreign-currency swaps	5,669	1,624	—	12,924	2,982	—
Forward purchase and sale commitments	13,872	81	(70)	108,273	537	(532)
Credit derivatives	14,198	26	(11)	13,631	45	(7)
Swap guarantee derivatives	3,521	—	(34)	3,281	—	(11)

Total Derivatives not designated as hedging instruments	1,226,304	19,538	(21,805)	1,327,020	49,937	(53,764)
Netting Adjustments(4)		(19,323)	21,216		(48,982)	51,487

Total Derivative Portfolio, net	$1,226,304	$215	$(589)	$1,327,020	$955	$(2,277)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.6) billion and $1.1 billion at December 31, 2009 and 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

274	Freddie Mac

Table 13.2 presents the gains and losses of derivatives reported in our consolidated statements of operations.

Table 13.2 — Gains and Losses on Derivatives(1)

							Amount of Gain or (Loss)
							Recognized in Other Income
	Amount of Gain or (Loss) Recognized			Amount of Gain or (Loss) Reclassified			(Ineffective Portion and
	in AOCI on Derivative			from AOCI into Earnings			Amount Excluded from
	(Effective Portion)			(Effective Portion)			Effectiveness Testing)(2)
Derivatives in Cash Flow	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Hedging Relationships(3)	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in millions)

Pay-fixed interest rate swaps(4)	$—	$(564)	$—	$—	$(92)	$—	$—	$(16)	$—
Forward sale commitments	—	17	(46)	—	—	—	—	—	—
Closed cash flow hedges(5)	—	—	—	(1,165)	(1,283)	(1,543)	—	—	—

Total	$—	$(547)	$(46)	$(1,165)	$(1,375)	$(1,543)	$—	$(16)	$—

Derivatives not designated as hedging	Derivative Gains (Losses)(6)
Instruments under the accounting standards	Year Ended December 31,
for derivatives and hedging(7)	2009	2008	2007
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$64	$489	$(335)
U.S. dollar denominated	(13,337)	29,732	4,240

Total receive-fixed swaps	(13,273)	30,221	3,905
Pay-fixed	27,078	(58,295)	(11,362)
Basis (floating to floating)	(194)	109	—

Total interest-rate swaps	13,611	(27,965)	(7,457)
Option-based:
Call swaptions
Purchased	(10,566)	17,242	2,472
Written	248	14	(121)
Put swaptions
Purchased	323	(1,095)	(4)
Written	(321)	156	(72)
Other option-based derivatives(8)	(370)	763	9

Total option-based	(10,686)	17,080	2,284
Futures	(300)	(2,074)	142
Foreign-currency swaps(9)	138	(584)	2,341
Forward purchase and sale commitments	(708)	(112)	445
Credit derivatives	(4)	27	11
Swap guarantee derivatives	(20)	(4)	(2)
Other(10)	12	(27)	—

Subtotal	2,043	(13,659)	(2,236)
Accrual of periodic settlements:
Receive-fixed interest rate swaps(11)	5,817	1,928	(327)
Pay-fixed interest rate swaps	(9,964)	(3,482)	703
Foreign-currency swaps	89	319	(48)
Other	115	(60)	4

Total accrual of periodic settlements	(3,943)	(1,295)	332

Total	$(1,900)	$(14,954)	$(1,904)

(1)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.
(2)	Gain or (loss) arises when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. No amounts have been excluded from the assessment of effectiveness.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	In 2008, we ceased designating derivative positions as cash flow hedges associated with forecasted issuances of debt in conjunction with our entry into conservatorship on September 6, 2008. As a result of our discontinuance of this hedge accounting strategy, we transferred the previous deferred amount of $(472) million related to the fair value changes of these hedges from open cash flow hedges to closed cash flow hedges within AOCI on September 6, 2008.
(5)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that are designated as cash flow hedges are recognized as basis adjustments to the related assets which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in long-term debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(6)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(7)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(8)	Primarily represents purchased interest rate caps and floors, purchased put options on agency mortgage-related securities, as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(9)	Foreign-currency swaps are defined as swaps in which the net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(10)	Related to the bankruptcy of Lehman Brothers Holdings, Inc., or Lehman.
(11)	Includes imputed interest on zero-coupon swaps.

During 2008 we elected cash flow hedge accounting relationships for certain commitments to sell mortgage-related securities; however, we discontinued hedge accounting for these derivative instruments in December 2008. In addition,

275	Freddie Mac

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

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at December 31, 2009 and December 31, 2008 was $3.1 billion and $4.3 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at December 31, 2009 and December 31, 2008 was $5.6 billion and $5.8 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior unsecured debt securities from S&P or Moody’s. In the event our credit ratings fall below certain specified rating triggers or are withdrawn by S&P or Moody’s, the counterparties to the derivative instruments are entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on December 31, 2009, is $6.0 billion for which we have posted collateral of $5.6 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2009, we would be required to post an additional $0.4 billion of collateral to our counterparties.

At December 31, 2009 and December 31, 2008, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

As shown in Table 13.3 the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $2.9 billion and $3.7 billion at December 31, 2009 and 2008, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

Over the next 12 months, we estimate that approximately $665 million, net of taxes, of the $2.9 billion of cash flow hedging losses in AOCI, net of taxes, at December 31, 2009 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 24 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at December 31, 2009, will be reclassified to earnings over the next five and ten years, respectively.

Table 13.3 presents the changes in AOCI, net of taxes, related to derivatives designated as cash flow hedges. Net change in fair value related to cash flow hedging activities, net of tax, represents the net change in the fair value of the derivatives that were designated as cash flow hedges, after the effects of our federal statutory tax rate of 35% for cash flow hedges closed prior to 2008 and a tax rate of 35%, with a full valuation allowance for cash flow hedges closed during 2008, to the extent the hedges were effective. Net reclassifications of losses to earnings, net of tax, represents the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. For further information on our deferred tax assets, net valuation allowance see “NOTE 15: INCOME TAXES.”

276	Freddie Mac

Table 13.3 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Beginning balance(1)	$(3,678)	$(4,059)	$(5,032)
Cumulative effect of change in accounting principle(2)	—	4	—
Net change in fair value related to cash flow hedging activities, net of tax(3)	—	(522)	(30)
Net reclassifications of losses to earnings, net of tax(4)	773	899	1,003

Ending balance(1)	$(2,905)	$(3,678)	$(4,059)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting standards on the fair value option for financial assets and financial liabilities. Net of tax benefit of $— million for the year ended December 31, 2008.
(3)	Net of tax benefit of $— million, $25 million, and $16 million for years ended December 31, 2009, 2008 and 2007, respectively.
(4)	Net of tax benefit of $392 million, $476 million and $540 million for years ended December 31, 2009, 2008 and 2007, respectively.

Table 13.4 summarizes hedge ineffectiveness recognized related to our hedge accounting categories.

Table 13.4 — Hedge Accounting Categories Information

	Year Ended
	December 31,
	2009	2008	2007
	(in millions)

Fair value hedges
Hedge ineffectiveness recognized in other income — pre-tax(1)	$—	$—	$—
Cash flow hedges
Hedge ineffectiveness recognized in other income — pre-tax(1)	$—	$(16)	$—

(1)	No amounts have been excluded from the assessment of effectiveness.

NOTE 14: LEGAL CONTINGENCIES

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

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting standards for contingencies, we reserve for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

Putative Securities Class Action Lawsuits.  Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al. This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. The plaintiff alleges that the defendants violated federal securities laws by making “false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry.” On April 10, 2008, the court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed a motion to dismiss plaintiff’s amended complaint, which purportedly asserted claims on behalf of a class of purchasers of Freddie Mac stock between August 1, 2006 and November 20, 2007. On November 7, 2008, the plaintiff filed a second amended complaint, which removed certain allegations against Richard Syron, Anthony Piszel, and Eugene McQuade, thereby leaving insider-trading allegations against only Patricia Cook. The second amended complaint also extends the damages period, but not the class period. The complaint seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On November 19, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants filed a motion to dismiss the second amended complaint, which motion remains pending. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition, or results of operations.

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook.  Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for

277	Freddie Mac

alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. On January 20, 2009, FHFA filed a motion to intervene and stay the proceedings. On February 6, 2009, the court granted FHFA’s motion to intervene and stayed the case for 45 days. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 30, 2007 through September 7, 2008. Freddie Mac served a motion to dismiss the complaint on all parties on September 23, 2009, which motion remains pending. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition, or results of operations.

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

278	Freddie Mac

On October 15, 2008, the U.S. District Court for the Eastern District of Virginia consolidated the LMPERS and Adams Family Trust cases. On October 24, 2008, a motion was filed to have LMPERS appointed lead plaintiff. On November 3, 2008, the Court granted FHFA’s motion to intervene in its capacity as Conservator. In that capacity, FHFA also filed a motion to stay all proceedings and to substitute for plaintiffs in the action. On December 12, 2008, the Court consolidated the Bassman litigation with the LMPERS and Adams Family Trust cases. On December 19, 2008, the Court stayed the consolidated cases pending further order from the Court. On July 27, 2009, the Court granted FHFA’s motion to substitute for plaintiffs and lifted the stay. On August 20, 2009, the plaintiffs filed an appeal of the Court’s order substituting FHFA for the plaintiffs. On October 29, 2009, FHFA filed a motion to dismiss the appeal for lack of appellate jurisdiction, which motion remains pending. On November 16, 2009, the Court issued an Order granting the parties’ consent motion to stay all proceedings, including the deadlines for the Defendants to answer or otherwise respond to the complaints, to June 1, 2010. At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

A shareholder derivative complaint, purportedly on behalf of Freddie Mac, was filed on June 6, 2008 in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac by the Esther Sadowsky Testamentary Trust, which had submitted a shareholder demand letter to the Board of Directors in late 2007. The complaint alleges that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief. Among other things, plaintiff also seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, in its capacity as Conservator, FHFA filed a motion to intervene and substitute for plaintiffs. FHFA also filed a motion to stay all proceedings for a period of 90 days. On January 28, 2009, the magistrate judge assigned to the case issued a report recommending that FHFA’s motion to substitute as plaintiff be granted. By order dated May 6, 2009, the Court adopted and affirmed the magistrate judge’s report substituting FHFA as plaintiff in place of the Trust and stayed the case for an additional 45 days. Plaintiff has filed a notice of appeal with respect to the Court’s May 6 ruling, and proposed intervenor Bassman has filed his notice of appeal with respect to the May 6 ruling and the Court’s denial of his earlier motion to intervene or, alternatively, appear as amicus curiae. On October 29, 2009, FHFA filed a motion to dismiss the appeal for lack of appellate jurisdiction. On November 16, 2009, the Court approved a stipulation by the parties extending the time for the Defendants to answer, move, or otherwise respond to the complaint to June 1, 2010. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

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

Indemnification Requests.  By letter dated October 17, 2008, Freddie Mac received formal notification of a putative class action securities lawsuit, Mark v. Goldman, Sachs & Co., J.P. Morgan Chase & Co., and Citigroup Global Markets Inc., filed on September 23, 2008, in the U.S. District Court for the Southern District of New York, regarding the company’s November 29, 2007 public offering of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock. On April 30, 2009, the Court consolidated the Mark case with the Kreysar case discussed below, and the plaintiffs filed a consolidated class action complaint in the Kreysar case on July 2, 2009. The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. On January 14, 2010, the Court granted the defendants’ motion to dismiss the consolidated action with leave to file an amended complaint on or before March 15, 2010. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in the Mark case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

279	Freddie Mac

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

On January 29, 2009, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York styled Kreysar v. Syron, et al. As noted above, on April 30, 2009, the Court consolidated the Mark case with the Kreysar case, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. The consolidated complaint alleges that former Freddie Mac officers Syron, Piszel, and Cook, certain underwriters and Freddie Mac’s auditor, PricewaterhouseCoopers LLP, violated federal securities laws by making material false and misleading statements in connection with an offering by Freddie Mac of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock Series Z that commenced on November 29, 2007. The complaint further alleges that certain defendants and others made additional false statements following the offering. The complaint names as defendants Syron, Piszel, Cook, Goldman, Sachs & Co., JPMorgan Chase & Co., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and PricewaterhouseCoopers LLP. Freddie Mac is not named as a defendant in this lawsuit. As discussed above, the Court dismissed the case with leave to file an amended complaint on or before March 15, 2010.

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

Taylor, Bean & Whitaker Bankruptcy.  On August 24, 2009, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy. Prior to that date, Freddie Mac had terminated TBW’s status as a seller/servicer of loans. Our current estimate of potential exposure to TBW at December 31, 2009 for loan repurchase obligations, excluding the estimated fair value of servicing rights, was approximately $700 million. We anticipate pursuing various claims against TBW. In addition to this amount, Freddie Mac filed a proof of claim aggregating approximately $595 million against Colonial Bank. The proof of claim relates to monies that remain, or should remain, on deposit with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW.

We continue to evaluate our other potential exposures and are working with the debtor in possession, the FDIC and other creditors to quantify these exposures. At this time, we are unable to estimate our total potential exposure related to TBW’s bankruptcy; however, the amount of additional losses related to such exposures could be significant.

280	Freddie Mac

NOTE 15: INCOME TAXES

We are exempt from state and local income taxes. Table 15.1 presents the components of our provision for income taxes for 2009, 2008, and 2007.

Table 15.1 — Provision for Federal Income Taxes

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Current income tax benefit (expense)	$160	$(45)	$(1,056)
Deferred income tax benefit (expense)	670	(5,507)	3,943

Total income tax benefit (expense)(1)	$830	$(5,552)	$2,887

(1)	Does not reflect (a) the deferred tax effects of unrealized (gains) losses on available-for-sale securities, the tax effects of net (gains) losses related to the effective portion of derivatives designated in cash flow hedge relationships, and the tax effects of certain changes in our defined benefit plans which are reported as part of AOCI, (b) certain stock-based compensation tax effects reported as part of additional paid-in capital, and (c) the tax effect of cumulative effect of change in accounting principles.

A reconciliation between our federal statutory income tax rate and our effective tax rate for 2009, 2008, and 2007 is presented in Table 15.2.

Table 15.2 — Reconciliation of Statutory to Effective Tax Rate

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)

Statutory corporate tax rate	$7,834	35.0%	$15,597	35.0%	$2,096	35.0%
Tax-exempt interest	252	1.1	266	0.6	255	4.3
Tax credits	594	2.7	589	1.3	534	8.9
Unrecognized tax benefits and related interest/contingency reserves	(12)	(0.1)	167	0.4	(32)	(0.5)
Valuation allowance	(7,860)	(35.1)	(22,172)	(49.8)	—	—
Other	22	0.1	1	—	34	0.5

Effective tax rate	$830	3.7%	$(5,552)	(12.5)%	$2,887	48.2%

The change in the 2009 valuation allowance of $7.9 billion for the year ended December 31, 2009 in Table 15.2 is reduced by the $5.1 billion related to the adoption of an amendment to the accounting standards for investments in debt and equity securities recorded through retained earnings in the second quarter, resulting in a net $2.7 billion increase in our valuation allowance, as presented in Table 15.3 below. See “NOTE 6: INVESTMENTS IN SECURITIES” for additional information on our adoption of the amendment to the accounting standards for investments in debt and equity securities.

In 2008 and 2009, our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the establishment of a partial valuation allowance against our net deferred tax assets in the third quarter of 2008. Those tax benefits recognized represent primarily the current tax benefits associated with our ability to carry back net operating tax losses expected to be generated in 2009 to previous tax years. In 2007, our effective tax rate differs from the federal statutory tax rate of 35% primarily due to the benefits of our investments in LIHTC partnerships and tax-exempt housing-related securities.

The sources and tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the years ended December 31, 2009 and 2008 are presented in Table 15.3.

281	Freddie Mac

Deferred Tax Assets, Net

Table 15.3 — Deferred Tax Assets, Net

	December 31, 2009			December 31, 2008
		Adjust for			Adjust for
		Valuation	Adjusted		Valuation	Adjusted
	Amount	Allowance	Amount	Amount	Allowance	Amount
	(in millions)

Deferred tax assets:
Deferred fees	$1,613	$(1,613)	$—	$3,027	$(3,027)	$—
Basis differences related to derivative instruments	4,473	(4,473)	—	5,969	(5,969)	—
Credit related items and reserve for loan losses	16,296	(16,296)	—	7,478	(7,478)	—
Basis differences related to assets held for investment	1,361	(1,361)	—	5,504	(5,504)	—
Unrealized (gains) losses related to available-for-sale securities	11,101	—	11,101	15,351	—	15,351
LIHTC and AMT credit carryforward	1,598	(1,598)	—	526	(526)	—
Other items, net	67	(67)	—	186	(186)	—

Total deferred tax assets	36,509	(25,408)	11,101	38,041	(22,690)	15,351

Deferred tax liabilities:
Basis differences related to debt	(300)	300	—	(314)	314	—

Total deferred tax (liability)	(300)	300	—	(314)	314	—

Deferred tax assets, net	$36,209	$(25,108)	$11,101	$37,727	$(22,376)	$15,351

We use the asset and liability method to account for income taxes in accordance with the accounting standards for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax assets will be realized and whether a valuation allowance is necessary and whether the allowance should be adjusted.

Events since our entry into conservatorship, including those described in “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS,” fundamentally affect our control, management and operations and are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. In evaluating our need for a valuation allowance, we considered all of the events and evidence discussed above, in addition to: (1) our three-year cumulative loss position; (2) our carryback and carryforward availability; (3) our difficulty in predicting unsettled circumstances; and (4) our conclusion that we have the intent and ability to hold our available-for sale securities to the recovery of any temporary unrealized losses.

Subsequent to the date of our entry into conservatorship, we determined that it was more likely than not that a portion of our deferred tax assets, net would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the fourth quarter of 2009. We increased our valuation allowance by $2.7 billion in total during 2009, including a $3.1 billion increase in the fourth quarter. The $2.7 billion increase during 2009 was primarily attributable to temporary differences generated during the year, partially offset by a $5.1 billion reduction attributable to the second quarter adoption of an amendment to the accounting standards for investments in debt and equity securities. See “NOTE 6: INVESTMENTS IN SECURITIES” for additional information on our adoption of the amendment to the accounting standards for investments in debt and equity securities. Our total valuation allowance as of December 31, 2009 was $25.1 billion. As of December 31, 2009, after consideration of the valuation allowance, we had a net deferred tax asset of $11.1 billion representing the tax effect of unrealized losses on our available-for-sale securities. Management believes these unrealized losses are more likely than not to be realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the deferred tax assets, net may change in future periods, particularly if the mortgage and housing markets continue to decline.

In 2008, our income tax liability under the AMT was greater than our regular income tax liability by $133 million. As a result, we paid $133 million in additional taxes on our 2008 federal income tax return and will carryforward this tax credit to be applied against our regular tax liability in future years.

In addition, we were not able to use the LIHTC tax credits generated in 2008 and 2009. For 2008, we have unused tax credits of $608 million that will carryforward into future years because we were in an AMT tax position. For 2009, we have

282	Freddie Mac

unused tax credits of $594 million that will carryforward into future years because we anticipate being in a taxable loss position for 2009.

As of December 31, 2009, a full valuation allowance was established against the LIHTC and AMT tax credits based on our 2009 deferred tax asset valuation allowance assessment.

Unrecognized Tax Benefits

Table 15.4 — Unrecognized Tax Benefits

	2009	2008	2007
	(in millions)

Balance at January 1	$636	$637	$677
Changes based on tax positions in prior years	4	(74)	—
Changes to tax positions that only affect timing	165	73	(40)

Balance at December 31	$805	$636	$637

At December 31, 2009, we had total unrecognized tax benefits, exclusive of interest, of $805 million. Included in the $805 million are $6 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The unrecognized tax benefits on tax positions prior to 2009 changed by $4 million due to a settlement with the IRS. The settlement had an unfavorable impact on our effective tax rate. The remaining $799 million of unrecognized tax benefits at December 31, 2009 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility.

We continue to recognize interest and penalties, if any, in income tax expense. Total accrued interest receivable remained unchanged at $245 million at December 31, 2009 compared to December 31, 2008. Amounts included in total accrued interest relate to: (a) unrecognized tax benefits; (b) pending claims with the IRS for open tax years; (c) the tax benefit related to the settlement; and (d) the impact of payments made to the IRS in prior years in anticipation of potential tax deficiencies. Of the $245 million of accrued interest receivable as of December 31, 2009, approximately $233 million of accrued interest payable is allocable to unrecognized tax benefits. We recognized approximately $— million of interest income or expense in 2009, $160 million of interest income in 2008 and $18 million of interest expense in 2007. We have accrued no amounts for penalties during 2009, 2008 or 2007.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for years 1985 to 2008. Tax years 1985 to 1997 are before the U.S. Tax Court. In June 2008, we reached agreement with the IRS on a settlement regarding the tax treatment of the customer relationship intangible asset recognized upon our transition from non-taxable to taxable status in 1985. As a result of this agreement, we re-measured the tax benefit from this uncertain tax position and recognized $171 million of tax benefit and interest income in the second quarter of 2008. This settlement, which was approved by the Joint Committee on Taxation of Congress, resolves the last matter to be decided by the U.S. Tax Court in the current litigation. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided favorably by the Court in 2006, are subject to appeal.

The IRS has completed its examinations of years 1998 to 2005 and is currently examining years 2006 and 2007. The principal matter in controversy as the result of the 1998 to 2005 examinations involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. It is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. Management believes adequate reserves have been provided for settlement on reasonable terms. Changes could occur in the gross balance of unrecognized tax benefits within the next 12 months that could have a material impact on income tax expense or benefit in the period the issue is resolved. However, we have no information that would enable us to estimate such impact at this time.

Effect of Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for certain non-performance-based compensation payments made to certain executive officers of publicly held corporations. Because our common stock previously was not required to be registered under the Exchange Act, we were not a publicly-held corporation under Section 162(m) and applicable Treasury regulations. The Housing and Economic Recovery Act of 2008 specifically eliminated the Exchange Act registration exemption for our equity securities. Accordingly, our stock is required to be registered under the Exchange Act, and we are therefore subject to Section 162(m). The impact has not been material.

Tax Status of REITs

On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the preferred stock of the REITs until FHFA directs otherwise. However, at our request and with Treasury’s consent, FHFA directed us and the boards of directors of our REIT subsidiaries during fourth quarter 2009 to (i) declare and pay a preferred

283	Freddie Mac

stock dividend for one quarter, which the REITs paid for the quarter ended September 30, 2008 and (ii) take all steps necessary to effect the elimination of the REITs by merger in a timely and expeditious manner. No other common or preferred stock dividends were declared by our REIT subsidiaries during 2009. Consequently, absent further direction from FHFA to declare and pay dividends (within the time constraints set forth in the Internal Revenue Code) on the REIT preferred and common stock, the REITs will no longer qualify as REITs for federal income tax purposes retroactively to January 1, 2009. Upon losing REIT status, both REITs will be eligible to file a consolidated federal income tax return with Freddie Mac for the year ended December 31, 2009.

NOTE 16: EMPLOYEE BENEFITS

Defined Benefit Plans

We maintain a tax-qualified, funded defined benefit pension plan, or Pension Plan, covering substantially all of our employees. Pension Plan benefits are based on an employee’s years of service and highest average compensation, up to legal plan limits, over any consecutive 36 months of employment. Our Pension Plan assets are invested in various combinations of equity, fixed income, and other types of investments. In addition to our Pension Plan, we maintain a nonqualified, unfunded defined benefit pension plan for our officers, as part of our Supplemental Executive Retirement Plan, or SERP. The related retirement benefits for our SERP are paid from our general assets. Our qualified and nonqualified defined benefit pension plans are collectively referred to as defined benefit pension plans.

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

Prior to 2008, for financial reporting purposes, we used a September 30 valuation measurement date for all of our defined benefit plans. Effective January 1, 2008, we changed the measurement date of our defined benefit plan assets and obligations from September 30 to our fiscal year-end date of December 31 using the 15-month transition method in accordance with an amendment to the measurement date provisions in accounting requirements for defined benefit pension and other post retirement plans. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information regarding the change to our measurement date.

We accrue the estimated cost of retiree benefits as employees render the services necessary to earn their pension and postretirement health benefits. Our pension and postretirement health care costs related to these defined benefit plans for 2009, 2008 and 2007 presented in the following tables were calculated using assumptions as of December 31, 2008, September 30, 2007 and 2006, respectively. The funded status of our defined benefit plans for 2009 and 2008 presented in the following tables was calculated using assumptions as of December 31, 2009 and 2008, respectively.

284	Freddie Mac

Table 16.1 shows the changes in our benefit obligations and fair value of plan assets using December 31, 2009 and 2008 valuation measurement dates for amounts recognized on our consolidated balance sheets at December 31, 2009 and 2008, respectively.

Table 16.1 — Obligation and Funded Status of our Defined Benefit Plans

			Postretirement
	Pension Benefits		Health Benefits
	2009	2008	2009	2008
	(in millions)

Change in benefit obligation:
Benefit obligation at January 1, 2009 and October 1, 2007	$581	$539	$133	$127
Adjustments due to adoption of an amendment to the measurement date provisions in accounting requirements for defined benefit pension and other post retirement plans:
Service cost and interest cost(1)	—	17	—	4
Benefits paid(1)	—	(2)	—	(1)
Service cost	32	35	7	9
Interest cost	34	33	8	8
Net actuarial gain	(3)	(30)	9	(13)
Benefits paid	(15)	(10)	(2)	(1)
Curtailments	—	(1)	—	—

Benefit obligation at December 31	629	581	155	133

Change in plan assets:
Fair value of plan assets at January 1, 2009 and October 1, 2007	446	559
Adjustments due to adoption of an amendment to the measurement date provisions in accounting requirements for defined benefit pension and other post retirement plans:
Benefits paid(1)	—	(2)
Actual return on plan assets	68	(119)
Employer contributions	80	18
Benefits paid	(15)	(10)

Fair value of plan assets at December 31	579	446

Funded status at December 31	$(50)	$(135)	$(155)	$(133)

Amounts recognized on our consolidated balance sheets at December 31:
Other assets	$12	$—	$—	$—
Other liabilities	(62)	(135)	(155)	(133)
AOCI, net of taxes related to defined benefit plans:(2)
Net actuarial loss (gain)	$123	$174	$3	$(5)
Prior service cost (credit)	1	1	—	(1)

Total AOCI, net of taxes	$124	$175	$3	$(6)

(1)	Represent changes in our benefit obligations related to service cost and interest cost as well as benefits paid and changes in our plan assets related to benefits paid from October 1, 2007 to December 31, 2007.
(2)	Includes the effect of the establishment of a valuation allowance against our deferred tax assets, net.

The accumulated benefit obligation for all defined benefit pension plans was $507 million and $464 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation represents the actuarial present value of future expected benefits attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date.

Table 16.2 provides additional information for our defined benefit pension plans. The aggregate accumulated benefit obligation and fair value of plan assets are disclosed as of December 31, 2009 and 2008, respectively, with the projected benefit obligation included for illustrative purposes.

Table 16.2 — Additional Information for Defined Benefit Pension Plans

	2009			2008
	Pension			Pension
	Plan	SERP	Total	Plan	SERP	Total
	(in millions)

Projected benefit obligation	$567	$62	$629	$524	$57	$581

Fair value of plan assets	$579	$—	$579	$446	$—	$446
Accumulated benefit obligation	460	47	507	419	45	464

Fair value of plan assets over (under) accumulated benefit obligation	$119	$(47)	$72	$27	$(45)	$(18)

285	Freddie Mac

The measurement of our benefit obligations includes assumptions about the rate of future compensation increases included in Table 16.3.

Table 16.3 — Weighted Average Assumptions Used to Determine Projected and Accumulated Benefit Obligations

	Pension Benefits		Postretirement Health Benefits
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of future compensation increase	5.10% to 6.50%	5.10% to 6.50%	—	—

Table 16.4 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the years ended December 31, 2009, 2008 and 2007. Net periodic benefit cost is included in salaries and employee benefits on our consolidated statements of operations.

Table 16.4 — Net Periodic Benefit Cost Detail

				Postretirement
	Pension Benefits			Health Benefits
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
	(in millions)

Net periodic benefit cost detail:
Service cost	$32	$35	$34	$7	$9	$9
Interest cost on benefit obligation	34	33	30	8	8	7
Expected return on plan assets	(33)	(41)	(37)	—	—	—
Recognized net (gain) loss	14	2	4	—	—	1
Recognized prior service cost (credit)	—	—	—	(1)	(1)	(1)

Net periodic benefit cost	$47	$29	$31	$14	$16	$16

Table 16.5 presents the changes in AOCI, net of taxes, related to our defined benefit plans recorded to AOCI throughout the year, after the effects of our federal statutory tax rate of 35%. As of December 31, 2009 and 2008, a portion of the valuation allowance established against the deferred tax asset, net related to our defined benefit plans was recorded to AOCI in the amounts of $28 million and $44 million, respectively. See “NOTE 15: INCOME TAXES” for further information on our deferred tax assets valuation allowance. The estimated net actuarial gain (loss) for our defined benefit plans that will be amortized from AOCI into net periodic benefit cost in 2010 is $(8) million. These amounts reflect the impact of the valuation allowance against our net deferred tax assets.

Table 16.5 — AOCI, Net of Taxes, Related to Defined Benefit Plans

	Year Ended
	December 31,
	2009	2008
	(in millions)

Beginning balance	$(169)	$(44)
Amounts recognized in AOCI, net of tax:(1)
Recognized net gain (loss)	29	(126)
Net reclassification adjustments, net of tax:(1)(2)
Recognized net loss (gain)	14	2
Recognized prior service cost (credit)	(1)	(1)

Ending balance(1)	$(127)	$(169)

(1)	Includes the effect of the establishment of a valuation allowance against our deferred tax assets, net.
(2)	Represent amounts subsequently recognized as adjustments to other comprehensive income as those amounts are recognized as components of net periodic benefit cost.

Table 16.6 includes the assumptions used in the measurement of our net periodic benefit cost.

Table 16.6 — Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost

				Postretirement
	Pension Benefits			Health Benefits
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007

Discount rate	6.00%	6.25%	6.00%	6.00%	6.25%	6.00%
Rate of future compensation increase	5.10% to 6.50%	5.10% to 6.50%	5.10% to 6.50%	—	—	—
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	—	—	—

For the 2009 and 2008 benefit obligations, we determined the discount rate using a yield curve consisting of spot interest rates at half-year increments for each of the next 30 years, developed with pricing and yield information from high-quality bonds. The future benefit plan cash flows were then matched to the appropriate spot rates and discounted back to the measurement date. Finally, a single equivalent discount rate was calculated that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date.

286	Freddie Mac

The expected long-term rate of return on plan assets was estimated using a portfolio return calculator model. The model considered the historical returns and the future expectations of returns for each asset class in our defined benefit plans in conjunction with our target investment allocation to arrive at the expected rate of return. The resulting expected long-term rate of return is selected based on the median projected return generated net of expenses using a weighted average of the major categories of assets as described in Table 16.8.

The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation as of December 31, 2009 are 9.00% for pre 65 employees and 9.30% for post 65 employees in 2010, gradually declining to an ultimate rate of 4.5% in 2029 and remaining at that level thereafter.

Table 16.7 sets forth the effect on the accumulated postretirement benefit obligation for health care benefits as of December 31, 2009, and the effect on the service cost and interest cost components of the net periodic postretirement health benefit cost that would result from a 1% increase or decrease in the assumed health care cost trend rate.

Table 16.7 — Selected Data Regarding our Retiree Medical Plan

	1% Increase	1% Decrease
	(in millions)

Effect on the accumulated postretirement benefit obligation for health care benefits	$31	$(24)
Effect on the service and interest cost components of the net periodic postretirement health benefit cost	4	(3)

Plan Assets

The Pension Plan’s retirement investment committee has fiduciary responsibility for establishing and overseeing the investment policies and objectives of our Pension Plan and they review the appropriateness of our Pension Plan’s investment strategy on an ongoing basis. In 2009 and 2008, our Pension Plan investment committee employed a total return investment approach whereby a diversified blend of equities and fixed income investments was used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan characteristics, such as benefit commitments, demographics and actuarial funding policies. In 2009, the investment committee changed the Pension Plan asset allocation strategy to a liability-driven investment philosophy with target allocations of 40% equity securities, 40% fixed income securities, and 20% asset allocation funds. Our Pension Plan assets are invested in various combinations of equity, fixed income, and other types of investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, annual liability measurements and periodic asset and liability studies. Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in their values will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for benefits. However, the Pension Plan asset allocation is designed to be well diversified, in order to limit exposure to significant concentrations of risk.

Our Pension Plan assets did not include any direct ownership of our securities at December 31, 2009 and 2008.

Plan Assets Subject to Fair Value Hierarchy

We categorized our pension plan assets that are measured at fair value within the fair value hierarchy of the accounting standards for fair value measurements and disclosures based on the valuation techniques used to derive the fair value. Certain other assets in our pension plan assets, such as cash and cash equivalents, are recorded at their carrying amounts which approximate fair value. These are presented as a reconciling item below.

287	Freddie Mac

Table 16.8 sets forth our Pension Plan assets at December 31, 2009 by asset category. See “NOTE 18: FAIR VALUE DISCLOSURES” for additional information about the fair value hierarchy.

Table 16.8 — Pension Plan Assets Measured at Fair Value by Asset Category

	Plan Assets at December 31, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Asset Category:
Equity:
U.S. large-cap	$—	$120	$—	$120
U.S. small/mid cap	63	—	—	63
International Equity	—	64	—	64
Fixed Income:
Government/Corporate Bonds	—	40	—	40
Synthetic Fixed Income	—	180	—	180
Other Types of Investments:
Asset Allocation Funds	—	110	—	110

Subtotal	$63	$514	$—	577

Cash and Cash Equivalents				2

Total				$579

For U.S. small/mid cap equity securities that are measured using individual price quotes available on nationally-recognized exchanges, we classify these investments as Level 1 under the fair value hierarchy since they represent unadjusted quoted prices in active markets that we have the ability to access on the measurement date. Our other Pension Plan assets are measured using net asset values and are classified as Level 2. The net asset value is calculated by aggregating the fair value of the assets held by the fund as of the measurement date divided by the number of ownership units in the fund and represents our exit price.

Valuation Methods and Assumptions for Pension Plan Assets Subject to the Fair Value Hierarchy

Our Pension Plan assets are invested in various combinations of equity, fixed income, and other types of investments. Equity investments are diversified across U.S. and non-U.S. companies with small and large capitalizations. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, and U.S. treasury securities. The following is a description of the major asset categories and the significant investment strategies for the investment funds in which our Pension Plan’s assets are invested, and that are subject to the fair value hierarchy:

Equity

•	U.S. Large Cap: Investments in this category consist of an S&P 500 equity index fund, measured at the net asset value of the fund shares held by the Pension Plan.

•	U.S. Small/Mid Cap: Investments in this category include separately managed portfolios that invest in stocks of small- and mid-capitalization U.S. companies, which are measured at the closing price reported on nationally-recognized exchanges.

•	International Equity: Investments in this category include commingled as well as mutual fund products. These strategies invest in stocks of companies located in developed and emerging market countries, whether traded on U.S. or international exchanges. These investments are measured at the net asset value of fund shares held by the Pension Plan.

Fixed Income

•	Government/Corporate Bonds: Investments in this category consist of a passively managed bond fund constructed to correspond to the characteristics of the Barclays Capital Government/Credit index. These investments are measured at the net asset value of fund shares held by the Pension Plan.

•	Synthetic Fixed Income: Investments in this category include a commingled fund of fixed income and derivative instruments designed to provide protection against interest rate exposure arising from expected liability payments. These investments are measured at the net asset value of fund shares held by the Pension Plan.

Other Types of Investments

•	Asset Allocation Funds: This category comprises commingled funds that invest in multiple asset classes, including U.S. and international equities, bonds and real estate assets. These investments are measured at the net asset value of fund shares held by the Pension Plan.

288	Freddie Mac

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount equal to at least the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. We made a contribution to our Pension Plan of $74 million during 2009 in an effort to fully fund the Pension Plan’s projected benefit obligation. In 2008, we made a contribution to our Pension Plan of approximately $16.5 million. We have not yet determined whether a contribution to our Pension Plan is required for 2010.

In addition to the Pension Plan contributions noted above, we paid $6 million during 2009 and $2 million during 2008 in benefits under our SERP. Allocations under our SERP, as well as our Retiree Health Plan, are in the form of benefit payments, as these plans are unfunded.

Table 16.9 sets forth estimated future benefit payments expected to be paid for our defined benefit plans. The expected benefits are based on the same assumptions used to measure our benefit obligation at December 31, 2009.

Table 16.9 — Estimated Future Benefit Payments

		Postretirement
	Pension Benefits	Health Benefits
	(in millions)

2010	$13	$3
2011	15	4
2012	17	4
2013	20	5
2014	22	5
Years 2015-2019	160	36

Defined Contribution Plans

Our Thrift/401(k) Savings Plan, or Savings Plan, is a tax-qualified defined contribution pension plan offered to all eligible employees. Employees are permitted to contribute from 1% to 25% of their eligible compensation to the Savings Plan, subject to limits set by the Internal Revenue Code. We match employees’ contributions up to 6% of their eligible compensation per year, with such matching contributions being made each pay period; the percentage matched depends upon the employee’s length of service. Employee contributions and our matching contributions are immediately vested. We also have discretionary authority to make additional contributions to our Savings Plan that are allocated to each eligible employee, based on the employee’s eligible compensation. Employees become vested in our discretionary contributions ratably over such employee’s first five years of service, after which time employees are fully vested in their discretionary contribution accounts. In addition to our Savings Plan, we maintain a non-qualified defined contribution plan for our officers, designed to make up for benefits lost due to limitations on eligible compensation imposed by the Internal Revenue Code, and to make up for deferrals of eligible compensation under both our Executive Deferred Compensation Plan and our Mandatory Executive Deferred Base Salary Plan. We incurred costs of $40 million, $33 million and $36 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to these plans. These expenses were included in salaries and employee benefits on our consolidated statements of operations.

Executive Deferred Compensation Plan and Mandatory Executive Deferred Base Salary Plan

Our Executive Deferred Compensation Plan is an unfunded, non-qualified plan that allows officers to elect to defer substantially all or a portion of their corporate-wide annual cash bonus and up to 80% of their eligible annual salary for any number of years specified by the employee.

In December 2009, we adopted, with the approval of FHFA and in consultation with Treasury, the Mandatory Executive Deferred Base Salary Plan covering compensation of our officers at the level of senior vice president and above. This plan is unfunded and is effective beginning in 2009 and is part of a compensation design for senior executives that we believe will remain in place throughout the conservatorship. Part of this design requires that a portion of a senior executive’s base salary be mandatorily deferred until the following year. The Mandatory Executive Deferred Base Salary Plan is a mechanism by which these deferrals and the corresponding cash distributions are made. Our SERP has also been amended to generally include compensation deferred under the Mandatory Executive Deferred Base Salary Plan.

Distributions under these two deferred compensation plans are paid from our general assets. We record a liability equal to the accumulated deferred salary, cash bonus and accrued interest, as applicable, net of any related distributions made to plan participants.

NOTE 17: SEGMENT REPORTING

Effective December 1, 2007, management determined that our operations consist of three reportable segments. As discussed below, we use Segment Earnings to measure and assess the financial performance of our segments. Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) attributable to Freddie Mac for certain investment-related activities and credit guarantee-related activities. The Segment Earnings measure is provided to the chief

289	Freddie Mac

operating decision maker. We conduct our operations solely in the U.S. and its territories. Therefore, we do not generate any revenue from geographic locations outside of the U.S. and its territories.

Segments

Our operations include three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Certain activities that are not part of a segment are included in the All Other category. We evaluate our performance and allocate resources based on Segment Earnings, which we describe and present in this note, subject to the conduct of our business under the direction of the Conservator. See “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS” for further information about the conservatorship. We do not consider our assets by segment when making these evaluations or allocations.

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

Single-Family Guarantee

In our Single-family Guarantee segment, we purchase single-family mortgages originated by our lender customers in the primary mortgage market, primarily through our guarantor swap program. We securitize certain of the mortgages we purchase and issue mortgage-related securities that can be sold to investors or held by us in our Investments segment. In this segment, we also guarantee the payment of principal and interest on single-family mortgage-related securities, including those held in our mortgage-related investments portfolio, in exchange for management and guarantee fees received over time and other up-front compensation. Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront payments, less the related credit costs (i.e., provision for credit losses) and operating expenses. Also included is the interest earned on assets held in the Investments segment related to single-family guarantee activities, net of allocated funding costs and amounts related to net float benefits.

Multifamily

In this segment, we guarantee, securitize and invest in multifamily mortgages and CMBS. We also securitize and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. These activities support our mission to supply financing for affordable rental housing. This segment also includes certain equity investments in various limited partnerships that sponsor the development and ongoing operations for low-and moderate-income multifamily rental apartments that provide federal income tax credits and deductible operating losses to their equity investors. Also included is the interest earned on assets held in the Investments segment related to multifamily activities, net of allocated funding costs.

All Other

All Other includes corporate-level expenses not allocated to any of our reportable segments, such as costs associated with remediating our internal controls and near-term restructuring costs, costs related to the resolution of certain legal matters and certain income tax items.

Segment Allocations

Results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated ratably using alternative quantifiable measures such as headcount distribution or segment usage if considered semi-direct or on a pre-determined basis if considered indirect. Expenses not allocated to segments consist primarily of costs associated with remediating our internal controls and near-term restructuring costs and are included in the All Other category. Net interest income for each segment includes an allocation related to the interest earned on each segment’s assets and off-balance sheet obligations, net of allocated funding costs (i.e. debt expenses) related to such assets and obligations. These allocations, however, do not include the effects of dividends paid on our senior preferred stock. The tax benefits generated by the LIHTC partnerships are allocated to the Multifamily segment. All remaining taxes are calculated based on a 35% federal statutory rate as applied to pre-tax Segment Earnings.

290	Freddie Mac

Segment Earnings

In managing our business, we present the operating performance of our segments using Segment Earnings. Segment Earnings differs significantly from, and should not be used as a substitute for, net income (loss) attributable to Freddie Mac as determined in accordance with GAAP. There are important limitations to using Segment Earnings as a measure of our financial performance. Among them, the need to obtain funding under the Purchase Agreement is based on our GAAP results, as are our regulatory capital requirements (which are suspended during conservatorship). Segment Earnings adjusts for the effects of certain gains and losses and mark-to-fair value items which, depending on market circumstances, can significantly affect, positively or negatively, our GAAP results and which, in recent periods, have contributed to our significant GAAP net losses. GAAP net losses will adversely impact our GAAP total equity (deficit), as well as our need for funding under the Purchase Agreement, regardless of results reflected in Segment Earnings. Also, our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that the presentation of Segment Earnings highlights the results from ongoing operations and the underlying results of the segments in a manner that is useful to the way we manage and evaluate the performance of our business.

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

As described below, Segment Earnings is calculated for the segments by adjusting GAAP net income (loss) attributable to Freddie Mac for certain investment-related activities and credit guarantee-related activities. Segment Earnings includes certain reclassifications among income and expense categories that have no impact on net income (loss) but provide us with a meaningful metric to assess the performance of each segment and our company as a whole. Segment earnings does not include the effect of the establishment of the valuation allowance against our deferred tax assets, net.

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

•	Derivative and debt-related adjustments:

•	Fair value adjustments on derivative positions, recorded pursuant to GAAP, are not recognized in Segment Earnings as these positions economically hedge the volatility in fair value of our investment activities and debt financing that are not recognized in GAAP earnings.

•	Payments or receipts to terminate derivative positions are amortized prospectively into Segment Earnings on a straight-line basis over the associated term of the derivative instrument.

291	Freddie Mac

•	The accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships is reclassified from derivative gains (losses) into net interest income for Segment Earnings as the interest component of the derivative is used to economically hedge the interest associated with the debt.

•	Payments of up-front premiums (e.g., payments made to third parties related to purchased swaptions) are amortized prospectively on a straight-line basis into Segment Earnings over the contractual life of the instrument. The up-front payments, primarily for option premiums, are amortized to reflect the periodic cost associated with the protection provided by the option contract.

•	Foreign-currency translation gains and losses as well as the unrealized fair value adjustments associated with foreign-currency denominated debt for which we elected the fair value option along with the foreign currency derivatives gains and losses are excluded from Segment Earnings because the fair value adjustments on the foreign-currency swaps that we use to manage foreign-currency exposure are also excluded through the fair value adjustment on derivative positions as described above as the foreign currency exposure is economically hedged.

•	Investment sales, debt retirements and fair value-related adjustments:

•	Gains and losses on investment sales and debt retirements that are recognized at the time of the transaction pursuant to GAAP are not immediately recognized in Segment Earnings. Gains and losses on securities sold out of our mortgage-related investments portfolio and cash and other investments portfolio are amortized prospectively into Segment Earnings on a straight-line basis over five years and three years, respectively. Gains and losses on debt retirements are amortized prospectively into Segment Earnings on a straight-line basis over the original terms of the repurchased debt.

•	Trading losses or impairments that reflect expected or realized credit losses are realized immediately pursuant to GAAP and in Segment Earnings since they are not economically hedged. In contrast, the following fair value and impairment-related items are not included in Segment Earnings: (1) fair value adjustments to trading securities related to investments that are economically hedged; (2) impairment on LIHTC partnership investments; (3) impairments on securities we intend to sell or more likely than not will be required to sell prior to the anticipated recovery; (4) non-credit-related impairments on securities recorded in our GAAP results within AOCI; and (5) GAAP-basis accretion income that may result from impairment adjustments that were not included in Segment Earnings.

•	Fully taxable-equivalent adjustment:

•	Interest income generated from tax-exempt investments is adjusted in Segment Earnings to reflect its equivalent yield on a fully taxable basis.

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

292	Freddie Mac

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

293	Freddie Mac

Reconciliation of Segment Earnings to GAAP Net Income (Loss) Attributable to Freddie Mac

Table 17.1 reconciles Segment Earnings to GAAP net income (loss) attributable to Freddie Mac.

Table 17.1 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Segment Earnings, net of taxes:
Investments	$(646)	$(1,400)	$1,816
Single-family Guarantee	(17,831)	(9,318)	(256)
Multifamily	261	589	610
All Other	(17)	134	(103)

Total Segment Earnings (loss), net of taxes	(18,233)	(9,995)	2,067

Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Derivative- and debt-related adjustments	4,247	(13,219)	(5,667)
Credit guarantee-related adjustments	2,416	(3,928)	(3,268)
Investment sales, debt retirements and fair value-related adjustments	321	(10,462)	987
Fully taxable-equivalent adjustments	(387)	(419)	(388)

Total pre-tax adjustments	6,597	(28,028)	(8,336)
Tax-related adjustments(1)	(9,917)	(12,096)	3,175

Total reconciling items, net of taxes	(3,320)	(40,124)	(5,161)

GAAP net loss attributable to Freddie Mac	$(21,553)	$(50,119)	$(3,094)

(1)	2009 and 2008 include a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $7.9 billion and $22 billion that are not included in Segment Earnings, respectively.

294	Freddie Mac

Table 17.2 presents certain financial information for our reportable segments and All Other.

Table 17.2 — Segment Earnings and Reconciliation to GAAP Results

	Year Ended December 31, 2009
		Non-Interest Income (Loss)			Non-Interest Expense				Income Tax Provision			Less: Net
		Management		Other		Provision				Income		(Income)	Net
	Net	and		Non-Interest		for	REO	Other	LIHTC	Tax	Net	Loss —	Income
	Interest	Guarantee	LIHTC	Income	Administrative	Credit	Operations	Non-Interest	Partnerships	(Expense)	Income	Noncontrolling	(Loss) —
	Income	Income	Partnerships	(Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	(Loss)	Interests	Freddie Mac
	(in millions)

Investments	$7,641	$—	$—	$(8,090)	$(512)	$—	$—	$(32)	$—	$347	$(646)	$—	$(646)
Single-family Guarantee	123	3,670	—	334	(867)	(30,273)	(287)	(132)	—	9,601	(17,831)	—	(17,831)
Multifamily	852	90	(502)	(124)	(220)	(573)	(20)	(18)	594	180	259	2	261
All Other	—	—	—	14	(52)	—	—	(3)	—	25	(16)	(1)	(17)

Total Segment Earnings (loss), net of taxes	8,616	3,760	(502)	(7,866)	(1,651)	(30,846)	(307)	(185)	594	10,153	(18,234)	1	(18,233)
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	2,635	—	—	1,612	—	—	—	—	—	—	4,247	—	4,247
Credit guarantee-related adjustments	204	(956)	—	7,144	—	967	—	(4,943)	—	—	2,416	—	2,416
Investment sales, debt retirements and fair value-related adjustments	1,633	—	(3,653)	2,450	—	—	—	(109)	—	—	321	—	321
Fully taxable-equivalent adjustments	(387)	—	—	—	—	—	—	—	—	—	(387)	—	(387)
Reclassifications(1)	4,372	229	—	(4,950)	—	349	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(9,917)	(9,917)	—	(9,917)

Total reconciling items, net of taxes	8,457	(727)	(3,653)	6,256	—	1,316	—	(5,052)	—	(9,917)	(3,320)	—	(3,320)

Total per consolidated statement of operations	$17,073	$3,033	$(4,155)	$(1,610)	$(1,651)	$(29,530)	$(307)	$(5,237)	$594	$236	$(21,554)	$1	$(21,553)

	Year Ended December 31, 2008
		Non-Interest Income (Loss)			Non-Interest Expense				Income Tax Provision			Less: Net
		Management		Other		Provision				Income		(Income)	Net
	Net	and		Non-Interest		for	REO	Other	LIHTC	Tax	Net	Loss —	Income
	Interest	Guarantee	LIHTC	Income	Administrative	Credit	Operations	Non-Interest	Partnerships	(Expense)	Income	Noncontrolling	(Loss) —
	Income	Income	Partnerships	(Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	(Loss)	Interests	Freddie Mac
	(in millions)

Investments	$3,734	$—	$—	$(4,304)	$(473)	$—	$—	$(1,111)	$—	$754	$(1,400)	$—	$(1,400)
Single-family Guarantee	209	3,729	—	385	(812)	(16,657)	(1,097)	(92)	—	5,017	(9,318)	—	(9,318)
Multifamily	771	76	(453)	39	(190)	(229)	—	(17)	589	1	587	2	589
All Other	—	—	—	2	(30)	—	—	(16)	—	183	139	(5)	134

Total Segment Earnings (loss), net of taxes	4,714	3,805	(453)	(3,878)	(1,505)	(16,886)	(1,097)	(1,236)	589	5,955	(9,992)	(3)	(9,995)
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	(58)	—	—	(13,161)	—	—	—	—	—	—	(13,219)	—	(13,219)
Credit guarantee-related adjustments	73	(633)	—	(1,711)	—	258	—	(1,915)	—	—	(3,928)	—	(3,928)
Investment sales, debt retirements and fair value-related adjustments	1,184	—	—	(11,646)	—	—	—	—	—	—	(10,462)	—	(10,462)
Fully taxable-equivalent adjustments	(419)	—	—	—	—	—	—	—	—	—	(419)	—	(419)
Reclassifications(1)	1,302	198	—	(1,696)	—	196	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(12,096)	(12,096)	—	(12,096)

Total reconciling items, net of taxes	2,082	(435)	—	(28,214)	—	454	—	(1,915)	—	(12,096)	(40,124)	—	(40,124)

Total per consolidated statement of operations	$6,796	$3,370	$(453)	$(32,092)	$(1,505)	$(16,432)	$(1,097)	$(3,151)	$589	$(6,141)	$(50,116)	$(3)	$(50,119)

295	Freddie Mac

	Year Ended December 31, 2007
		Non-Interest Income (Loss)			Non-Interest Expense				Income Tax Provision			Less: Net	Net
		Management		Other		Provision				Income		(Income)	Income
	Net	and		Non-Interest		for	REO	Other	LIHTC	Tax	Net	Loss —	(Loss) —
	Interest	Guarantee	LIHTC	Income	Administrative	Credit	Operations	Non-Interest	Partnerships	(Expense)	Income	Noncontrolling	Freddie
	Income	Income	Partnerships	(Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	(Loss)	Interests	Mac
	(in millions)

Investments	$3,300	$—	$—	$40	$(515)	$—	$—	$(31)	$—	$(978)	$1,816	$—	$1,816
Single-family Guarantee	703	2,889	—	117	(806)	(3,014)	(205)	(78)	—	138	(256)	—	(256)
Multifamily	752	59	(469)	24	(189)	(38)	(1)	(25)	534	(40)	607	3	610
All Other	(1)	—	—	11	(164)	—	—	(12)	—	58	(108)	5	(103)

Total Segment Earnings (loss), net of taxes	4,754	2,948	(469)	192	(1,674)	(3,052)	(206)	(146)	534	(822)	2,059	8	2,067
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	(1,066)	—	—	(4,601)	—	—	—	—	—	—	(5,667)	—	(5,667)
Credit guarantee-related adjustments	36	(342)	—	915	—	56	—	(3,933)	—	—	(3,268)	—	(3,268)
Investment sales, debt retirements and fair value-related adjustments	266	—	—	721	—	—	—	—	—	—	987	—	987
Fully taxable-equivalent adjustments	(388)	—	—	—	—	—	—	—	—	—	(388)	—	(388)
Reclassifications(1)	(503)	29	—	332	—	142	—	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	3,175	3,175	—	3,175

Total reconciling items, net of taxes	(1,655)	(313)	—	(2,633)	—	198	—	(3,933)	—	3,175	(5,161)	—	(5,161)

Total per consolidated statement of operations	$3,099	$2,635	$(469)	$(2,441)	$(1,674)	$(2,854)	$(206)	$(4,079)	$534	$2,353	$(3,102)	$8	$(3,094)

(1)	Includes the reclassification of: (a) the accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships from other non-interest income (loss) to net interest income within the Investments segment; (b) implied management and guarantee fees from net interest income to other non-interest income (loss) within our Single-family Guarantee and Multifamily segments; (c) net buy-up and buy-down fees from management and guarantee income to net interest income within the Investments segment; (d) interest income foregone on impaired loans from net interest income to provision for credit losses within our Single-family Guarantee segment; and (e) certain hedged interest benefit (cost) amounts related to trust management income from other non-interest income (loss) to net interest income within our Investments segment.
(2)	2009 and 2008 include a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $7.9 billion and $22 billion that is not included in Segment Earnings, respectively.

296	Freddie Mac

NOTE 18: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

Effective January 1, 2008, we adopted an amendment to the accounting standards for fair value measurements and disclosures which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Observable inputs reflect market data obtained from independent sources. Unobservable inputs reflect assumptions based on the best information available under the circumstances. We use valuation techniques that maximize the use of observable inputs, where available, and minimize the use of unobservable inputs.

The three levels of the fair value hierarchy under this amendment are described below:

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

As required by this amendment, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 18.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets at December 31, 2009 and 2008.

297	Freddie Mac

Table 18.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at December 31, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$202,660	$20,807	$—	$223,467
Subprime	—	—	35,721	—	35,721
Commercial mortgage-backed securities	—	—	54,019	—	54,019
Option ARM	—	—	7,236	—	7,236
Alt-A and other	—	16	13,391	—	13,407
Fannie Mae	—	35,208	338	—	35,546
Obligations of states and political subdivisions	—	—	11,477	—	11,477
Manufactured housing	—	—	911	—	911
Ginnie Mae	—	343	4	—	347

Total mortgage-related securities	—	238,227	143,904	—	382,131
Non-mortgage-related securities:
Asset-backed securities	—	2,553	—	—	2,553

Total available-for-sale securities, at fair value	—	240,780	143,904	—	384,684
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	168,150	2,805	—	170,955
Fannie Mae	—	33,021	1,343	—	34,364
Ginnie Mae	—	158	27	—	185
Other	—	—	28	—	28

Total mortgage-related securities	—	201,329	4,203	—	205,532
Non-mortgage-related securities:
Asset-backed securities	—	1,492	—	—	1,492
Treasury Bills	14,787	—	—	—	14,787
FDIC-guaranteed corporate medium-term notes	—	439	—	—	439

Total non-mortgage-related securities	14,787	1,931	—	—	16,718

Total trading securities, at fair value	14,787	203,260	4,203	—	222,250

Total investments in securities	14,787	444,040	148,107	—	606,934
Mortgage Loans:
Held-for-sale, at fair value	—	—	2,799	—	2,799
Derivative assets, net	5	19,409	124	(19,323)	215
Guarantee asset, at fair value	—	—	10,444	—	10,444

Total assets carried at fair value on a recurring basis	$14,792	$463,449	$161,474	$(19,323)	$620,392

Liabilities:
Debt securities recorded at fair value	$—	$8,918	$—	$—	$8,918
Derivative liabilities, net	89	21,162	554	(21,216)	589

Total liabilities carried at fair value on a recurring basis	$89	$30,080	$554	$(21,216)	$9,507

	Fair Value at December 31, 2008
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities	$—	$344,364	$105,740	$—	$450,104
Non-mortgage-related securities	—	8,794	—	—	8,794

Subtotal available-for-sale, at fair value	—	353,158	105,740	—	458,898
Trading, at fair value
Mortgage-related securities	—	188,161	2,200	—	190,361

Total investments in securities	—	541,319	107,940	—	649,259
Mortgage loans:
Held-for-sale, at fair value	—	—	401	—	401
Derivative assets, net	233	49,567	137	(48,982)	955
Guarantee asset, at fair value	—	—	4,847	—	4,847

Total assets carried at fair value on a recurring basis	$233	$590,886	$113,325	$(48,982)	$655,462

Liabilities:
Debt securities denominated in foreign currencies	$—	$13,378	$—	$—	$13,378
Derivative liabilities, net	1,150	52,577	37	(51,487)	2,277

Total liabilities carried at fair value on a recurring basis	$1,150	$65,955	$37	$(51,487)	$15,655

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.6) billion and $1.1 billion at December 31, 2009 and 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

298	Freddie Mac

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

Our Level 3 items mainly consist of non-agency residential mortgage-related securities, CMBS, certain agency mortgage-related securities and our guarantee asset. During 2009 the market for CMBS and during 2008 the market for securities backed by subprime, option ARM, Alt-A and other loans became significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs. Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of discounts for liquidity applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3. See “NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for more information about the valuation of our guarantee asset.

299	Freddie Mac

Table 18.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 18.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	For The Year Ended December 31, 2009
		Realized and unrealized gains (losses)
	Balance,		Included in other		Purchases,	Net transfers in	Balance,	Unrealized
	January 1,	Included in	comprehensive		issuances, sales and	and/or out of	December 31,	gains (losses)
	2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	Level 3(6)	2009	still held(7)
	(in millions)
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$18,320	$(2)	$1,833	$1,831	$1,035	$(379)	$20,807	$—
Subprime	52,266	(6,526)	2,958	(3,568)	(12,977)	—	35,721	(6,526)
Commercial mortgage-backed securities	2,861	(137)	6,940	6,803	(2,284)	46,639	54,019	(137)
Option ARM	7,378	(1,726)	3,416	1,690	(1,832)	—	7,236	(1,726)
Alt-A and other	13,236	(2,572)	6,130	3,558	(3,404)	1	13,391	(2,572)
Fannie Mae	396	—	6	6	(42)	(22)	338	—
Obligations of states and political subdivisions	10,528	2	1,955	1,957	(1,008)	—	11,477	—
Manufactured housing	743	(51)	336	285	(117)	—	911	(51)
Ginnie Mae	12	—	—	—	(2)	(6)	4	—

Total mortgage-related securities	105,740	(11,012)	23,574	12,562	(20,631)	46,233	143,904	(11,012)
Non-mortgage-related securities:
Asset-backed securities	—	(7)	8	1	(1)	—	—	—

Total available-for-sale securities, at fair value	105,740	(11,019)	23,582	12,563	(20,632)	46,233	143,904	(11,012)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,575	971	—	971	(90)	349	2,805	962
Fannie Mae	582	514	—	514	187	60	1,343	514
Ginnie Mae	14	2	—	2	(2)	13	27	2
Other	29	(1)	—	(1)	(3)	3	28	—

Total mortgage-related securities	2,200	1,486	—	1,486	92	425	4,203	1,478
Non-mortgage-related securities:
FDIC-guaranteed corporate medium-term notes	—	—	—	—	250	(250)	—	—

Total trading securities, at fair value	2,200	1,486	—	1,486	342	175	4,203	1,478
Mortgage loans:
Held-for-sale, at fair value	401	(81)	—	(81)	2,479	—	2,799	(96)
Guarantee asset(8)	4,847	5,298	—	5,298	299	—	10,444	5,298
Net derivatives(9)	100	(388)	—	(388)	(142)	—	(430)	(404)

	For The Year Ended December 31, 2008
		Cumulative		Realized and unrealized gains (losses)
		effect of			Included		Purchases,			Unrealized
	Balance,	change in	Balance,		in other		issuances,	Net transfers	Balance,	gains
	December 31,	accounting	January 1,	Included in	comprehensive		sales and	in and/or out	December 31,	(losses)
	2007	principle(10)	2008	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	2008	still held(7)
	(in millions)
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities	$19,859	$(443)	$19,416	$(16,589)	$(25,020)	$(41,609)	$(28,232)	$156,165	$105,740	$(16,660)
Trading, at fair value:
Mortgage-related securities	2,710	443	3,153	(2,267)	—	(2,267)	1,325	(11)	2,200	(2,278)
Mortgage loans:
Held-for-sale, at fair value	—	—	—	(14)	—	(14)	415	—	401	(14)
Guarantee asset(8)	9,591	—	9,591	(5,341)	—	(5,341)	597	—	4,847	(5,341)
Net derivatives(9)	(216)	—	(216)	392	3	395	(79)	—	100	196

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information about our assessment of other-than-temporary impairment for unrealized losses on available-for-sale securities.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.
(3)	Changes in fair value of the guarantee asset are recorded in gains (losses) on guarantee asset on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in gains (losses) on investments on our consolidated statements of operations.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that are still held at December 31, 2009 and 2008, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic mark-to-fair value of our guarantee asset.
(9)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(10)	Represents adjustment to initially apply the accounting standards on the fair value option for financial assets and financial liabilities.

Nonrecurring Fair Value Changes

Certain assets are measured at fair value on our consolidated balance sheets only if certain conditions exist as of the balance sheet date. We consider the fair value measurement related to these assets to be nonrecurring. These assets include low-income housing tax credit partnership equity investments, single-family held-for-sale mortgage loans and REO net, as well as impaired held-for-investment multifamily mortgage loans. These assets are not measured at fair value on an ongoing

300	Freddie Mac

basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower-of-cost-or-fair-value accounting or the write-down of individual assets to current fair value amounts due to impairments.

For a discussion related to our fair value measurement of our investments in LIHTC partnerships see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Low-Income Housing Tax Credit Partnership Equity Investments.” Our investments in LIHTC partnerships are valued using unobservable inputs and as a result are classified as Level 3 under the fair value hierarchy.

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

For GAAP purposes, subsequent to acquisition REO is carried at the lower of its carrying amount or fair value less estimated costs to sell. The subsequent fair value less estimated costs to sell is an estimated value based on relevant recent historical factors, which are considered to be unobservable inputs. As a result, REO is classified as Level 3 under the fair value hierarchy.

Table 18.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at December 31, 2009 and 2008, respectively.

Table 18.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at December 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		Total Gains
	Assets (Level 1)	(Level 2)	(Level 3)	Total	(Losses)(5)
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$894	$894	$(231)
Held-for-sale	—	—	13,393	13,393	(64)
REO, net(2)	—	—	1,532	1,532	607
LIHTC partnership equity investments(3)	—	—	—	—	(3,669)
Accounts and other receivables, net(4)	—	—	—	—	(109)

Total assets measured at fair value on a non-recurring basis	$—	$—	$15,819	$15,819	$(3,466)

	Fair Value at December 31, 2008
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		Total Gains
	Assets (Level 1)	(Level 2)	(Level 3)	Total	(Losses)(5)
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$72	$72	$(12)
Held-for-sale	—	—	1,022	1,022	(7)
REO, net(2)	—	—	2,029	2,029	(495)
LIHTC partnership equity investments(3)	—	—	6	6	(2)

Total gains (losses)	$—	$—	$3,129	$3,129	$(516)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, which are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.5 billion, less estimated costs to sell of $106 million (or approximately $1.4 billion) at December 31, 2009. The carrying amount of REO, net was written down to fair value of $2.0 billion, less estimated costs to sell of $169 million (or approximately $1.8 billion) at December 31, 2008.
(3)	Represents the carrying value and related write-downs of impaired low-income housing tax credit partnership equity investments for which adjustments are based on the fair value amounts.
(4)	Represents the carrying value and related write-downs of impaired low-income housing tax credit partnership consolidated investments for which adjustments are based on fair value amounts.
(5)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of December 31, 2009 and 2008, respectively.

301	Freddie Mac

Fair Value Election

On January 1, 2008, we adopted the accounting standards related to the fair value option for financial assets and financial liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not required to be measured at fair value. We elected the fair value option for certain available-for-sale mortgage-related securities, investments in securities classified as available-for-sale securities and identified as in the scope of the accounting standards for investments in beneficial interests in securitized financial assets and foreign-currency denominated debt. In addition, we elected the fair value option for multifamily held-for-sale mortgage loans in the third quarter of 2008.

Certain Available-For-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded on our guarantee asset. We record fair value changes on our guarantee asset through our consolidated statements of operations. However, we historically classified virtually all of our securities as available-for-sale and recorded those fair value changes in AOCI. The securities selected for the fair value option include principal only strips and certain pass-through and Structured Securities that contain positive duration features that provide an offset to the negative duration associated with our guarantee asset. We continually evaluate new security purchases to identify the appropriate security mix to classify as trading to match the changing duration features of our guarantee asset.

For available-for-sale securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets, we elected the fair value option to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. Under the accounting standards for investments in beneficial interests in securitized financial assets for available-for-sale securities, when an impairment is considered other-than-temporary, the impairment amount is recorded in our consolidated statements of operations and subsequently accreted back through interest income as long as the contractual cash flows occur. Any subsequent periodic increases in the value of the security are recognized through AOCI. By electing the fair value option for these instruments, we will instead reflect valuation changes through our consolidated statements of operations in the period they occur, including any such increases in value.

For mortgage-related securities and investments in securities that are selected for the fair value option and subsequently classified as trading securities, the change in fair value was recorded in gains (losses) on investment activity in our consolidated statements of operations. See “NOTE 6: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of operations using effective interest methods. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for additional information about the measurement and recognition of interest income on investments in securities.

Foreign-Currency Denominated Debt with Fair Value Option Elected

In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. We historically recorded the fair value changes on these derivatives through our consolidated statements of operations in accordance with the accounting standards for derivatives and hedging. However, the corresponding offsetting change in fair value that occurred in the debt as a result of changes in interest rates was not permitted to be recorded in our consolidated statements of operations unless we pursued hedge accounting. As a result, our consolidated statements of operations reflected only the fair value changes of the derivatives and not the offsetting fair value changes in the debt resulting from changes in interest rates. Therefore, we have elected the fair value option on the debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We currently do not issue foreign-currency denominated debt and use of the fair value option in the future for these types of instruments will be evaluated on a case-by-case basis for any new issuances of this type of debt.

The changes in fair value of foreign-currency denominated debt of $(405) million and $406 million for the year ended December 31, 2009 and 2008, respectively, were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $(202) million and $96 million for the year ended December 31, 2009 and 2008, respectively. The remaining changes in the fair value of $(203) million and $310 million for the year ended December 31, 2009 and 2008, respectively, were attributable to changes in the instrument-specific credit risk.

302	Freddie Mac

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

The difference between the aggregate fair value and aggregate unpaid principal balance for foreign-currency denominated debt due after one year was $141 million and $445 million at December 31, 2009 and 2008, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with the Fair Value Option Elected

Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans purchased through our Capital Market Execution program to reflect our strategy in this program. Under this program, we acquire loans we intend to sell. While this is consistent with our overall strategy to expand our multifamily loan holdings, it differs from the buy-and-hold strategy that we have traditionally used with respect to multifamily loans. These multifamily mortgage loans are classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell these loans in the future.

We recorded $(81) million and $(14) million from the change in fair value in gains (losses) on investment activity in our consolidated statements of operations for the year ended December 31, 2009 and 2008, respectively. The fair value changes that were attributable to changes in the instrument-specific credit risk were $24 million and $(69) million for the year ended December 31, 2009 and 2008, respectively. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in OAS level.

The difference between the aggregate fair value and the aggregate unpaid principal balance for multifamily held-for-sale loans with the fair value option elected was $(97) million and $(14) million at December 31, 2009 and 2008, respectively. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” for additional information about the measurement and recognition of interest income on our mortgage loans.

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

On April 1, 2009, we adopted an amendment to the accounting standards for fair value measurements and disclosures, which provides additional guidance for estimating fair value when the volume and level of activities have significantly decreased. The adoption of this standard had no impact on our consolidated financial statements.

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

Our Level 3 financial instruments primarily consist of non-agency residential mortgage-related securities, commercial mortgage-backed securities, certain agency mortgage-related securities, our guarantee asset and multifamily mortgage loans held-for-sale. While the non-agency mortgage-related securities market has become significantly less liquid, resulting in lower transaction volumes, wider credit spreads and less transparency since 2008, we value our non-agency mortgage-related securities based primarily on prices received from third party pricing services and prices received from dealers. The techniques used to value these instruments generally are either (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) an industry standard modeling technique such as the discounted cash flow model. For a

303	Freddie Mac

description of how we determine the fair value of our guarantee asset, see “NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS.”

Mortgage Loans, Held for Investment

Mortgage loans, held for investment include impaired multifamily mortgage loans, which are not measured at fair value on an ongoing basis but have been written down to fair value due to impairment. We classify these impaired multifamily mortgage loans as Level 3 in the fair value hierarchy as their valuation includes significant unobservable inputs.

Mortgage loans, held for investment also include single-family mortgage loans, including delinquent single-family loans purchased out of pools. For valuation purposes, these loans are cohorted based on similar characteristics and then the information is sent to several dealers who provide price quotes.

Mortgage Loans, Held for Sale

Mortgage loans, held for sale consist of both single-family and multifamily mortgage loans. For single-family mortgage loans, we determine the fair value of these mortgage loans to calculate lower-of-cost-or-fair-value adjustments for mortgages classified as held-for-sale for GAAP purposes, therefore they are measured at fair value on a non-recurring basis and subject to classification under the fair value hierarchy. Beginning in the third quarter of 2008, we elected the fair value option for multifamily mortgage loans that were purchased through our Capital Market Execution program to reflect our strategy in this program. Thus, these multifamily mortgage loans are measured at fair value on a recurring basis.

We determine the fair value of single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, based on comparisons to actively traded mortgage-related securities with similar characteristics. To calculate the fair value, we include adjustments for yield, credit and liquidity differences. Part of the adjustments represents an implied management and guarantee fee. To accomplish this, the fair value of the single-family mortgage loans, excluding delinquent single-family loans purchased out of pools, includes an adjustment representing the estimated present value of the additional cash flows on the mortgage coupon in excess of the coupon expected on the notional mortgage-related securities. The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other components inherent in our guarantee obligation. The process for estimating the related credit and other guarantee obligation components is described in the “Guarantee Obligation” section below. The valuation methodology for these single-family mortgage loans was enhanced during 2009 to reflect delinquency status based on non-performing loan values from dealers and transition rates to default. Since the fair values of these loans are derived from observable prices with adjustments that may be significant, they are classified as Level 3 under the fair value hierarchy.

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

Investments in Securities

Investments in securities consist of mortgage-related and non-mortgage-related securities. Mortgage-related securities represent pass-throughs and other mortgage-related securities issued by us, Fannie Mae and Ginnie Mae, as well as non-agency mortgage-related securities. They are classified as available for sale or trading, and are already reflected at fair value on our GAAP consolidated balance sheets. Effective January 1, 2008, we elected the fair value option for selected mortgage-related securities that were classified as available-for-sale securities and available-for-sale securities identified as in the scope of interest income recognition analysis under the accounting standards for investments in beneficial interests in securitized financial assets. In conjunction with our adoption of the accounting standards on the fair value option for financial assets and financial liabilities, we reclassified these securities from available-for-sale securities to trading securities on our GAAP consolidated balance sheets and recorded the changes in fair value during the period for such securities to gains (losses) on investment activities as incurred.

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

304	Freddie Mac

or 3 depending on the significance of the inputs that are not observable. In addition, the fair values of the retained interests in our PCs and Structured Securities reflect that they are considered to be of high credit quality due to our guarantee. Our exposure to credit losses on loans underlying these securities is recorded within our reserve for guarantee losses on Participation Certificates. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for additional information.

Certain available-for-sale mortgage-related securities whose fair value is determined by reference to prices obtained from broker/dealers or pricing services have been changed from a Level 2 classification to a Level 3 classification since the first quarter of 2008. Previously, these valuations relied on observed trades, as evidenced by both activity observed in the market, and similar prices obtained from multiple sources. In late 2007, however, the divergence among prices obtained from these sources increased, and became significant in the first quarter of 2008. This, combined with the observed significant reduction in transaction volumes and widening of credit spreads, led us to conclude that the prices received from pricing services and dealers were reflective of significant unobservable inputs. During 2009, our Level 3 assets increased because the market for non-agency CMBS continued to experience a significant reduction in liquidity and wider spreads, as investor demand for these assets decreased. As a result, we observed more variability in the quotes received from dealers and third-party pricing services and transferred these amounts into Level 3. These transfers were primarily within non-agency CMBS where inputs that are significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs, as the markets have become significantly less active, requiring higher degrees of judgment to extrapolate fair values from limited market benchmarks.

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

The fair values of interest-rate swaps are determined by using the appropriate yield curves to calculate and discount the expected cash flows for both the fixed-rate and variable-rate components of the swap contracts. Option-based derivatives, which principally include call and put swaptions, are valued using option-pricing models. These models use market interest rates and market-implied option volatilities or dealer prices, where available, to calculate the option’s fair value. Market-implied option volatilities are based on information obtained from broker/dealers. Since swaps and option-based derivatives fair values are determined through models that use observable inputs, these are generally classified as Level 2 under the fair value hierarchy. To the extent we have determined that any of the significant inputs are considered unobservable, these amounts have been classified as Level 3 under the fair value hierarchy.

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

Guarantee Asset, at Fair Value

For a description of how we determine the fair value of our guarantee asset, see “NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS.” Since its valuation technique is model based with significant inputs that are not observable, our guarantee asset is classified as Level 3 in the fair value hierarchy.

REO, Net

For GAAP purposes, subsequent to acquisition REO is carried at the lower of its carrying amount or fair value less estimated costs to sell. The subsequent fair value less estimated costs to sell is a model-based estimated value based on

305	Freddie Mac

relevant recent historical factors, which are considered to be unobservable inputs. As a result REO is classified as Level 3 under the fair value hierarchy.

Low-Income Housing Tax Credit Partnership Equity Investments

Our investments in LIHTC partnerships are reported as consolidated entities or equity method investments in the GAAP financial statements. We present the fair value of these investments in other assets on our consolidated fair value balance sheets. For the LIHTC partnerships, the fair value of expected tax benefits is estimated using expected cash flows discounted at current market yields for newly issued funds obtained by fund sponsors. Expected cash flows represent the tax benefit of a third party holder from the expected tax credits and expected deductible losses generated from the investment. Our investments in LIHTC partnerships are valued using unobservable inputs and as a result are classified as Level 3 under the fair value hierarchy. Our ability to use the federal income tax credits and deductible operating losses generated by these partnerships is limited. As of December 31, 2009, we wrote down the carrying value of our LIHTC investments to zero, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party as a result of the restriction imposed by Treasury. For more information, see “NOTE 5: VARIABLE INTEREST ENTITIES” and “NOTE 15: INCOME TAXES”.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 18.4 present our estimates of the fair value of our recorded financial assets and liabilities and off-balance sheet financial instruments at December 31, 2009 and 2008. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with GAAP fair value guidelines prescribed by the accounting standards for fair value measurements and disclosures and the accounting standards for financial instruments.

In 2009, we enhanced our fair value techniques related to the valuation of several assets and liabilities reported or disclosed in our consolidated fair value balance sheets at fair value, as follows:

•	We changed our technique to value the guarantee obligation to reflect changing market conditions, our revised outlook of future economic conditions and the changes in composition of our guarantee loan portfolio. To derive the fair value of our guarantee obligation, we use entry-pricing information for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but translates into a small portion of the overall fair value of the guarantee obligation). We use our internal credit models, which incorporate factors such as loan characteristics, expected losses and risk premiums without further adjustment for those guaranteed loans that would not qualify for purchase under current underwriting guidelines (used for less than a majority of the guaranteed loans, but translates into the vast majority of the overall fair value of the guarantee obligation). We also adjusted certain inputs to our internal models based on actual impacts of the MHA Program and recent data and enhanced our prepayment model to use state-level house price growth data and forecasts instead of national house price growth data.

•	We changed our valuation technique for single-family mortgage loans that were never securitized to reflect delinquency status based on non-performing loan values from dealers and transition rates to default.

•	We enhanced our valuation technique for multifamily mortgage loans to consider the current credit risk profile for each loan, to better reflect current market conditions.

•	We enhanced our valuation technique for single-family REO properties to incorporate relevant recent historical factors using a model-based approach, to more quickly respond to changing market conditions related to REO, net.

306	Freddie Mac

Table 18.4 — Consolidated Fair Value Balance Sheets(1)

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$64.7	$64.7	$45.3	$45.3
Federal funds sold and securities purchased under agreements to resell	7.0	7.0	10.2	10.2
Investments in securities:
Available-for-sale, at fair value	384.7	384.7	458.9	458.9
Trading, at fair value	222.2	222.2	190.4	190.4

Total investments in securities	606.9	606.9	649.3	649.3
Mortgage loans	127.9	119.9	107.6	100.7
Derivative assets, net	0.2	0.2	1.0	1.0
Guarantee asset(3)	10.4	11.0	4.8	5.4
Other assets	24.7	26.7	32.8	34.1

Total assets	$841.8	$836.4	$851.0	$846.0

Liabilities
Total debt, net	$780.6	$795.4	$843.0	$870.6
Guarantee obligation	12.5	94.0	12.1	59.7
Derivative liabilities, net	0.6	0.6	2.3	2.3
Reserve for guarantee losses on Participation Certificates	32.4	—	14.9	—
Other liabilities	11.3	8.9	9.3	9.0

Total liabilities	837.4	898.9	881.6	941.6

Net assets attributable to stockholders
Senior preferred stockholders	51.7	51.7	14.8	14.8
Preferred stockholders	14.1	0.5	14.1	0.1
Common stockholders	(61.5)	(114.7)	(59.6)	(110.5)

Total net assets attributable to Freddie Mac	4.3	(62.5)	(30.7)	(95.6)
Noncontrolling interest	0.1	—	0.1	—

Total net assets	4.4	(62.5)	(30.6)	(95.6)

Total liabilities and net assets	$841.8	$836.4	$851.0	$846.0

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.
(3)	The fair value of our guarantee asset reported exceeds the carrying value primarily because the fair value includes our guarantee asset related to PCs that were issued prior to the implementation of accounting standards for guarantees in 2003 and thus are not recognized on our GAAP consolidated balance sheets.

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

We report certain assets and liabilities that are not financial instruments (such as property and equipment and REO), as well as certain financial instruments that are not covered by the disclosure requirements in the accounting standards for financial instruments, such as pension liabilities, at their carrying amounts in accordance with GAAP on our consolidated fair value balance sheets. We believe these items do not have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred credit fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.

Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy

The following are valuation assumptions and methods for items not subject to the fair value hierarchy either because they are not measured at fair value other than on the consolidated fair value balance sheets or are only measured at fair value at inception.

Mortgage Loans

Mortgage loans consists of both single-family and multifamily mortgage loans that we hold for investment; however, only our population of held-for-investment single-family mortgage loans are not subject to the fair value hierarchy. For GAAP purposes, we must determine the fair value of our single-family mortgage loans to calculate lower-of-cost-or-fair-

307	Freddie Mac

value adjustments for mortgages classified as held for sale. For fair value balance sheet purposes, we use a similar approach when determining the fair value of mortgage loans, including those held-for-investment. The fair value of multifamily mortgage loans is generally based on market prices obtained from a reliable third-party pricing service provider for similar mortgages, considering the current credit risk profile for each loan, adjusted for differences in contractual terms.

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

Other Assets

Other assets consists of investments in qualified LIHTC partnerships that generate federal income tax credits and deductible operating losses, credit enhancement contracts related to PCs and Structured Securities (pool insurance and recourse and/or indemnification agreements), financial guarantee contracts for additional credit enhancements on certain manufactured housing asset-backed securities, REO, property and equipment and other miscellaneous assets.

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

We adjust the GAAP-basis deferred taxes reflected on our consolidated fair value balance sheets to include estimated income taxes on the difference between our consolidated fair value balance sheets net assets attributable to common stockholders, including deferred taxes from our GAAP consolidated balance sheets, and our GAAP consolidated balance sheets equity attributable to common stockholders. To the extent the adjusted deferred taxes are a net asset, this amount is included in other assets. In addition, if our net deferred tax assets on our consolidated fair value balance sheets, calculated as described above, exceed our net deferred tax assets on our GAAP consolidated balance sheets that have been reduced by a valuation allowance, our net deferred tax assets on our consolidated fair value balance sheets are limited to the amount of our net deferred tax assets on our GAAP consolidated balance sheets. If the adjusted deferred taxes are a net liability, this amount is included in other liabilities.

Total Debt, Net

Total debt, net represents short-term and long-term debt used to finance our assets. On our consolidated GAAP balance sheets, total debt, net, excluding debt securities denominated in foreign currencies, is reported at amortized cost, which is net of deferred items, including premiums, discounts and hedging-related basis adjustments. This item includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/

308	Freddie Mac

dealers, reliable third-party pricing service providers or direct market observations. We elected the fair value option for debt securities denominated in foreign currencies and certain other debt securities and reported them at fair value on our GAAP consolidated balance sheets.

Guarantee Obligation

We did not establish a guarantee obligation for GAAP purposes for PCs and Structured Securities that were issued through our guarantor swap program prior to adoption of the accounting standards for guarantees. In addition, after it is initially recorded at fair value the guarantee obligation is not subsequently carried at fair value for GAAP purposes. On our consolidated fair value balance sheets, the guarantee obligation reflects the fair value of our guarantee obligation on all PCs regardless of when they were issued. To derive the fair value of our guarantee obligation, we use entry-pricing information for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but translates into a small portion of the overall fair value of the guarantee obligation). We use our internal credit models, which incorporate factors such as loan characteristics, expected losses and risk premiums without further adjustment for those guaranteed loans that would not qualify for purchase under current underwriting guidelines (used for less than a majority of the guaranteed loans, but translates into the vast majority of the overall fair value of the guarantee obligation). For information concerning our valuation approach and accounting policies related to our guarantees of mortgage assets for GAAP purposes, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 3: FINANCIAL GUARANTEES AND MORTGAGE SECURITIZATIONS.”

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries primarily represent preferred stock interests that third parties hold in our two majority-owned REIT subsidiaries. In accordance with GAAP, we consolidated the REITs. The preferred stock interests are not within the scope of disclosure requirements in the accounting standards for financial instruments. However, we present the fair value of these interests on our consolidated fair value balance sheets. Since the REIT preferred stock dividend suspension, the fair value of the third-party noncontrolling interests in these REITs is based on Freddie Mac’s preferred stock quotes. For more information, see “NOTE 20: NONCONTROLLING INTERESTS” to our consolidated financial statements.

309	Freddie Mac

NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities. We primarily invest in and securitize single-family mortgage loans. However, we also invest in and securitize multifamily mortgage loans, which totaled $98.6 billion and $87.6 billion in unpaid principal balance as of December 31, 2009 and 2008, respectively. Approximately 29% and 30% of these multifamily loans related to properties located in the Northeast region of the U.S. and 26% and 25% of these loans related to properties located in the West region of the U.S. as of December 31, 2009 and 2008, respectively.

Table 19.1 summarizes the geographical concentration of single-family mortgages that are held by us or that underlie our issued PCs and Structured Securities, excluding $0.9 billion and $1.1 billion of mortgage-related securities issued by Ginnie Mae that back Structured Securities at December 31, 2009 and 2008, respectively, because these securities do not expose us to meaningful amounts of credit risk. See “NOTE 6: INVESTMENTS IN SECURITIES” and “NOTE 7: MORTGAGE LOANS AND LOAN LOSS RESERVES” for information about other concentrations in loans and mortgage-related securities that we hold.

Table 19.1 — Concentration of Credit Risk — Single-Family Loans

	December 31,
	2009		2008
		Delinquency		Delinquency
	Amount(1)	Rate(2)	Amount(1)	Rate(2)
	(dollars in millions)
Single-Family Loans:
By Region(3)

West	$511,588	5.18%	$482,534	1.99%
Northeast	468,325	3.03	447,361	1.27
North Central	348,952	3.16	348,697	1.50
Southeast	339,798	5.47	339,347	2.60
Southwest	233,910	2.14	231,307	1.14

	$1,902,573	3.87%	$1,849,246	1.72%

By State

California	$283,863	5.66%	$259,050	2.27%
Florida	122,074	10.22	125,084	4.92
Arizona	51,633	7.29	52,245	2.83
Nevada	22,486	11.17	23,187	4.11
Michigan	59,537	3.55	61,243	1.61
All others	1,362,980	N/A	1,328,437	N/A

	$1,902,573	3.87%	$1,849,246	1.72%

(1)	Based on the unpaid principal balance of single-family mortgage loans held by us and those underlying our issued PCs and Structured Securities less Structured Securities backed by Ginnie Mae Certificates and Structured Transactions and other guarantees of HFA bonds.
(2)	Based on the number of single-family mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities and long-term standby commitments may be reported on a different schedule due to variances in industry practice. Excludes loans underlying our Structured Transactions.
(3)	Region Designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

310	Freddie Mac

Table 19.2 summarizes the attribute concentration of multi-family mortgages that are held by us or that underlie our issued PCs, Structured Securities and other mortgage guarantees.

Table 19.2 — Concentration of Credit Risk — Multifamily Loans

	December 31,
	2009		2008
		Delinquency		Delinquency
	Amount(1)	Rate(2)	Amount(1)	Rate(2)
	(dollars in millions)

Original Loan-to-Value (OLTV)
OLTV < 75%	$63,362	0.05%	$53,210	0.00%
75% to 80%	28,514	0.07	27,318	0.00
OLTV > 80%	6,676	1.48	7,002	0.18

	$98,552	0.15%	$87,530	0.01%

Original Debt Service Coverage Ratio
Below 1.10	$3,508	1.61%	$3,643	0.34%
1.10 to 1.25	13,254	0.32	12,022	0.00
Above 1.25	81,790	0.06	71,865	0.00

	$98,552	0.15%	$87,530	0.01%

Original Loan Size Distribution
< $5 million	$7,658	0.07%	$7,493	0.00%
$5 million to $25 million	54,798	0.26	50,418	0.02
> $25 million	36,096	0.00	29,619	0.00

	$98,552	0.15%	$87,530	0.01%

(1)	Based on the unpaid principal balance of multifamily mortgage loans held by us and those underlying our issued PCs and Structured Securities excluding Structured Transactions and other mortgage guarantees, including those of HFA bonds.
(2)	Based on the net carrying value of multifamily mortgages 90 days or more delinquent or in foreclosure, excluding Structured Transactions and other mortgage guarantees of HFA bonds.

One indicator of risk for mortgage loans in our multifamily mortgage portfolio is the amount of a borrower’s equity in the underlying property. A borrower’s equity in a property decreases as the LTV ratio increases. Higher LTV ratios negatively affect a borrower’s ability to refinance or sell a property for an amount at or above the balance of the outstanding mortgage. The DSCR is another indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower is to continue servicing its mortgage obligation. Loan size at origination does not generally indicate the degree of a loan’s risk; however, it does indicate our potential exposure to a credit event. Credit enhancement reduces our exposure to an eventual credit loss. The majority of multifamily loans included in our delinquency rates are credit-enhanced for which we believe the credit enhancement will mitigate our expected losses on those loans.

Credit Performance of Certain Higher Risk Single-Family Loan Categories

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

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, or they may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan or both. However, there is no universally accepted definition of subprime or Alt-A. In determining our exposure on loans underlying our single-family mortgage portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit attributes and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. There are circumstances where loans with reduced documentation are not classified as Alt-A because we already own the credit risk on the loans or the loans fall within various programs which we believe support not classifying the loans as Alt-A. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

311	Freddie Mac

Although we do not categorize single-family mortgage loans we purchase or guarantee as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk. For example, since the U.S. mortgage market has experienced declining home prices and home sales for an extended period, there are mortgage loans with higher LTV ratios that have a higher risk of default, especially during housing and economic downturns, such as the one the U.S. has experienced for the past few years. In addition, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The industry has viewed those borrowers with credit scores below 620 based on the FICO scale as having a higher risk of default.

Presented below is a summary of the credit performance of certain single-family mortgage loans held by us as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees.

Table 19.3 — Credit Performance of Certain Higher Risk Single-Family Loans in the Single-Family Mortgage Portfolio(1)

	As of December 31,
	Percentage of		Delinquency
	Portfolio(1)		Rate(2)
	2009	2008	2009	2008

Alt-A	8%	10%	12.3%	5.6%
Option ARM loans	1%	1%	17.9%	8.7%
Interest-only loans	7%	9%	17.6%	7.6%
Original LTV greater than 90%(3) loans	8%	8%	9.1%	4.8%
Lower FICO scores (less than 620)	4%	4%	14.9%	7.8%

(1)	Based on the unpaid principal balance of the single family loans held by us on our consolidated balance sheets and those underlying our PCs, Structured Securities and other mortgage-related guarantees. Excludes certain Structured Transactions, that portion of Structured Securities that is backed by Ginnie Mae Certificates and other guarantees of HFA bonds.
(2)	Based on the number of mortgages 90 days or more delinquent or in foreclosures. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent, if the borrower is less than 90 days past due under the modified terms. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variations in industry practice.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

During 2009 and 2008, a significant percentage of our charge-offs and REO acquisition activity was associated with these loan groups. The percentages in the table above are not exclusive. In other words, loans that are included in the interest-only loan percentage may also be included in the Alt-A documentation loan percentage. Loans with a combination of these attributes will have an even higher risk of default than those with isolated characteristics.

The percentage of our single-family mortgage portfolio, based on unpaid principal balance with estimated current LTV ratios greater than 100% was 18% and 13% at December 31, 2009 and 2008, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers, regardless of the borrower’s financial condition. The delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 14.80% and 8.08% as of December 31, 2009 and 2008, respectively.

We also own investments in non-agency mortgage-related securities that are backed by subprime, option ARM and Alt-A loans. We classified securities as subprime, option ARM or Alt-A if the securities were labeled as subprime, option ARM or Alt-A when sold to us. See “NOTE 6: INVESTMENTS IN SECURITIES” for further information on these categories and other concentrations in our investments in securities.

Mortgage Lenders, or Seller/Servicers

A significant portion of our single-family mortgage purchase volume is generated from several large mortgage lenders, or seller/servicers, with whom we have entered into mortgage purchase volume commitments that provide for these customers to deliver us a specified dollar amount or minimum percentage of their total sales of conforming loans. Our top 10 single-family seller/servicers provided approximately 74% of our single-family purchase volume during the twelve months ended December 31, 2009. Wells Fargo Bank, N.A. and Bank of America, N.A. accounted for 27% and 11% of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the twelve months ended December 31, 2009. Our top seller/servicers are among the largest mortgage loan originators in the U.S. in the single-family market. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our seller/servicers, including non-performance of their repurchase obligations arising from the breaches of representations and warranties made to us for loans that they underwrote and sold to us. Our seller/servicers also service single-family loans that we hold and that back our PCs, which includes having an active role in our loss mitigation efforts. We also have exposure to

312	Freddie Mac

seller/servicers to the extent we fail to realize the anticipated benefits of our loss mitigation plans, or seller/servicers complete a lower percentage of the repurchases they are obligated to make. Either of these conditions could cause our losses to be significantly higher than those estimated within our loan loss reserves.

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

In July 2008, IndyMac Bancorp, Inc., or IndyMac, announced that the FDIC had been made a conservator of the bank. In March 2009, we entered into an agreement with the FDIC with respect to the transfer of loan servicing from IndyMac to a third-party, under which we received an amount to partially recover our future losses incurred from IndyMac’s repurchase obligations. After the FDIC’s rejection of Freddie Mac’s remaining claims in August 2009, we declined to pursue further collection efforts.

In September 2008, Lehman and its affiliates declared bankruptcy. Lehman and its affiliates also service single-family loans for us. We have exposure to Lehman for servicing-related obligations due to us, including repurchase obligations. Lehman suspended its repurchases from us after declaring bankruptcy. On September 22, 2009, we filed proofs of claim in the Lehman bankruptcies, which included our claim for repurchase obligations.

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

In total, we received approximately $650 million associated with the IndyMac servicing transfer and the JPMorgan Chase agreement, which was initially recorded as a deferred obligation within other liabilities in our consolidated balance sheets. In 2009, $375 million of this amount was reclassified to our loan loss reserve and the remainder offset delinquent interest to partially offset losses as incurred on related loans covered by these agreements. In the case of IndyMac, the payment we received in the servicing transfer was significantly less than the amount of the claim we filed for existing and potential exposure to losses related to repurchase obligations, which, as discussed above, the FDIC has rejected.

On August 4, 2009, we notified TBW that we had terminated its eligibility as a seller and servicer for us effective immediately. TBW accounted for approximately 1.9% and 5.2% of our single-family mortgage purchase volume activity for 2009 and 2008, respectively. On August 24, 2009, TBW filed for bankruptcy and announced its plan to wind down its operations. We estimate that the amount of potential exposure, excluding the fair value of related servicing rights, to us related to the loan repurchase obligations of TBW is approximately $700 million as of December 31, 2009. Unrelated to our potential exposure arising out of TBW loan repurchase obligations, in its capacity as a servicer of loans owned or guaranteed by Freddie Mac, TBW received and processed certain borrower funds that it held for the benefit of Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC on or about August 14, 2009. Freddie Mac filed a proof of claim aggregating approximately $595 million against Colonial Bank on November 18, 2009. The proof of claim relates to monies that remain, or should remain, on deposit with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. These monies include, among other items, payoff funds, borrower payments of mortgage principal and interest, as well as taxes and insurance payments related to these loans. We continue to evaluate our other potential exposures to TBW and are working with the debtor in possession, the FDIC and other creditors to quantify these exposures. At this time, we are unable to estimate our total potential exposure related to TBW’s bankruptcy; however, the amount of additional losses related to such exposures could be significant.

The estimates of potential exposure to our counterparties are higher than our estimates for probable loss which are based on estimated loan losses that have been incurred through December 31, 2009. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of December 31, 2009 and 2008. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” for further information. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at December 31, 2009 and 2008; however, our actual losses may exceed our estimates.

313	Freddie Mac

During the twelve months ended December 31, 2009, our top three multifamily lenders, CBRE Melody & Company, Deutsche Bank Berkshire Mortgage and Berkadia Commercial Mortgage LLC (which acquired Capmark Finance Inc. in December 2009), each accounted for more than 10% of our multifamily mortgage purchase volume, and represented approximately 40% of our multifamily purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the multifamily markets. We are also exposed to the risk that if multifamily seller/servicers come under financial pressure due to the current stressful economic environment, they could be adversely affected, which could potentially cause degradation in the quality of service they provide or, in certain cases, reduce the likelihood that we could recover losses on loans covered by recourse agreements or other credit enhancements. Capmark Finance Inc., which serviced 17.1% of the multifamily loans on our consolidated balance sheet, filed for bankruptcy on October 25, 2009. On November 24, 2009, the U.S. Bankruptcy Court for the District of Delaware gave Capmark Financial Group Inc. (“Capmark”) approval to complete the sale of its North American servicing and mortgage banking businesses to Berkadia Commercial Mortgage LLC (Berkadia). The sale to Berkadia, a newly formed entity owned by Berkshire Hathaway Inc. and Leucadia National Corporation, was completed in December 2009. As of December 31, 2009, affiliates of Centerline Holding Company serviced 5.0% of the multifamily loans on our consolidated balance sheet. Centerline Holding Company announced that it was pursuing a restructuring plan with its debt holders due to adverse financial conditions. We continue to monitor the status of all our multifamily servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans that we hold for investment as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guaranty Losses” for additional information. At December 31, 2009, these insurers provided coverage, with maximum loss limits of $62.3 billion, for $312.4 billion of unpaid principal balance in connection with our single-family mortgage portfolio, excluding mortgage loans backing Structured Transactions. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation (or MGIC), Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, PMI Mortgage Insurance Co., United Guaranty Residential Insurance Co. and Republic Mortgage Insurance Co. each accounted for more than 10% and collectively represented approximately 94% of our overall mortgage insurance coverage at December 31, 2009. All of our mortgage insurance counterparties received credit rating downgrades during the twelve months of 2009, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. All our mortgage insurance counterparties are rated BBB+ or below as of December 31, 2009, based on the S&P rating scale.

The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.0 billion and $678 million as of December 31, 2009 and 2008, respectively. In June 2008, Triad Guaranty Insurance Corporation (or Triad) ceased issuing new policies and entered voluntary run-off. On June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations. Our outstanding accounts receivable, net of our reserves, from outstanding claims and deferred payment obligations of Triad was less than $100 million as of December 31, 2009. Most of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements in several states. In the absence of other alternatives to address their compliance issues, they may be subject to regulatory actions that could restrict the insurer’s ability to issue new policies, which could negatively impact our access to mortgage insurance for loans with high LTV ratios. In the event one or more of our mortgage insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain credit losses on covered single-family mortgage loans. Except for Triad, we expect mortgage insurers to continue to pay our claims in the near term. We believe that some of our mortgage insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as they emerge. In 2009, several of our mortgage insurers requested that we approve, as eligible insurers, new subsidiaries or affiliates to write new mortgage insurance business in any state where the insurers’ regulatory capital requirements were breached, and the regulator does not issue a waiver. On February 11, 2010 we approved such a request from MGIC. We are considering the remaining requests. A reduction in the number of eligible mortgage insurers could further concentrate our exposure to the remaining insurers.

Bond Insurers

Bond insurance, including primary and secondary policies, is an additional credit enhancement covering some of our investments in non-agency securities. Primary policies are owned by the securitization trust issuing securities we purchase, while secondary policies are acquired directly by us. At December 31, 2009, we had coverage, including secondary policies on securities, totaling $11.7 billion of unpaid principal balance of our investments in securities. At December 31, 2009, the top five of our bond insurers, Ambac Assurance Corporation, Financial Guaranty Insurance Company (or FGIC), MBIA

314	Freddie Mac

Insurance Corp., Assured Guaranty Municipal Corp. (or AGMC), and National Public Finance Guarantee Corp. or (NPFCG), each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage. All of our top five bond insurers have had their credit rating downgraded by at least one major rating agency during 2009 and all of our bond insurers, except for AGMC which is rated AA–, are rated BBB+ or below, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

On November 24, 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. In April 2009, SGI, a bond insurer for which we had $1.1 billion of exposure to unpaid principal balances on our investments in securities, announced that under an order from the New York State Insurance Department, it suspended payment of all claims in order to complete a comprehensive restructuring of its business. Consequently, S&P assigned an “R” rating, reflecting that the company is under regulatory supervision. During the second quarter of 2009, as part of its comprehensive restructuring, SGI pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain of the bonds owned by us, in exchange for a one-time cash payment of $113 million. We believe that some of our bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as they emerge.

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. If a monoline bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities would further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2008 and 2009 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 6: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

Securitization Trusts

Effective December 2007 we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. We receive trust management income, which represents the fees we earn as master servicer, issuer, trustee and administrator for our PCs and Structured Securities. These fees, which are included in our non-interest income, are derived from interest earned on principal and interest cash flows held in the trust between the time funds are remitted to the trust by servicers and the date of distribution to our PC and Structured Securities holders. The trust management income is offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We recognized trust management income (expense) of $(761) million, $(70) million and $18 million during 2009, 2008 and 2007, respectively, on our consolidated statements of operations.

We have off-balance sheet exposure to the trust of the same maximum amount that applies to our credit risk of our outstanding guarantees; however, we also have exposure to the trust and its institutional counterparties for any investment losses that are incurred in our role as the securities administrator for the trust. In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally-recognized statistical rating organization. To the extent there is a loss related to an eligible investment for the trust, we, as the administrator are responsible for making up that shortfall. As of December 31, 2009 and 2008, there were $22.5 billion and $11.6 billion, respectively, of cash and other non-mortgage assets in this trust. As of December 31, 2009, these consisted of: (a) $6.8 billion of cash equivalents invested in 7 counterparties that had short-term credit ratings of A-1+ on the S&P’s or equivalent scale, (b) $8.2 billion of cash deposited with the Federal Reserve Bank, and (c) $7.5 billion of securities sold under agreements to resell with one counterparty, which had a short-term S&P rating of A-1. During 2008, we recognized $1.1 billion of losses on investment activity associated with our role as securities administrator for this trust on unsecured loans made to Lehman on the trust’s behalf. These short-term loans were due to mature on September 15, 2008, the date Lehman filed for bankruptcy; however, Lehman failed to repay these loans and the accrued interest. See “NOTE 14: LEGAL CONTINGENCIES” for further information on this claim.

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

315	Freddie Mac

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps, after applying netting agreements and collateral, was $128 million and $181 million at December 31, 2009 and 2008, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on December 31, 2009, our maximum loss for accounting purposes would have been approximately $128 million. Four of our derivative counterparties each accounted for greater than 10% and collectively accounted for 92% of our net uncollateralized exposure, excluding commitments, at December 31, 2009. These counterparties were JP Morgan Chase Bank, Royal Bank of Canada, Royal Bank of Scotland and Merrill Lynch Capital Services, Inc., all of which were rated A or higher at February 11, 2010.

The total exposure on our OTC forward purchase and sale commitments of $81 million and $537 million at December 31, 2009 and 2008, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 20: NONCONTROLLING INTERESTS

The equity and net earnings attributable to the noncontrolling interests in consolidated subsidiaries are reported on our consolidated balance sheets as noncontrolling interest and on our consolidated statements of operations as net (income) loss attributable to noncontrolling interest. The majority of the balances in these accounts relate to our two majority-owned REITs.

In February 1997, we formed two majority-owned REIT subsidiaries funded through the issuance of common stock (99.9% of which is held by us) and a total of $4.0 billion of perpetual, step-down preferred stock issued to third party investors. The dividend rate on the step-down preferred stock was 13.3% from initial issuance through December 2006 (the initial term). Beginning in 2007, the dividend rate on the step-down preferred stock was reduced to 1.0%. Dividends on this preferred stock accrue in arrears. The balance of the two step-down preferred stock issuances as recorded within minority interests in consolidated subsidiaries on our consolidated balance sheets totaled $88 million and $89 million at December 31, 2009 and 2008, respectively. The preferred stock continues to be redeemable by the REITs under certain circumstances described in the preferred stock offering documents as a “tax event redemption.”

316	Freddie Mac

On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the preferred stock of the REITs until FHFA directs otherwise. However, at our request and with Treasury’s consent, FHFA directed us and the boards of directors of our REIT subsidiaries to (i) declare and pay dividends for one quarter on the preferred shares of our REIT subsidiaries during the fourth quarter of 2009 which the REITs paid for the quarter ended September 30, 2008 and (ii) take all steps necessary to effect the elimination of the REITs by merger in a timely and expeditious manner. As a result of this dividend payment, the terms of the REIT preferred stock that permit the preferred stockholders to elect a majority of the members of each REIT’s board of directors were not triggered. No other common or preferred dividends were declared by our REIT subsidiaries during 2009. Consequently, absent further direction from FHFA to declare and pay dividends (within the time constraints set forth in the Internal Revenue Code) on the REIT preferred and common stock, the REITs will no longer qualify as REITs for federal income tax purposes retroactively to January 1, 2009. With regard to dividends on the preferred stock of the REITs held by third parties, there were $8 million and $3 million of dividends in arrears as of December 31, 2009 and 2008, respectively.

NOTE 21: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares but are not obligated to participate in undistributed net losses. Consequently, in accordance with accounting standards for earnings per share, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net income (loss) available to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the years ended December 31, 2009 and 2008 include the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since the warrant is unconditionally exercisable by the holder at a minimal cost. See “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS” for further information. On January 1, 2009, we adopted an amendment to accounting for earnings per share, which had no significant impact on our earnings (loss) per share.

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

Table 21.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions,
	except per share amounts)

Net loss attributable to Freddie Mac	$(21,553)	$(50,119)	$(3,094)
Preferred stock dividends and issuance costs on redeemed preferred stock(1)	(4,105)	(675)	(404)
Amounts allocated to participating security option holders(2)	—	(1)	(5)

Net loss attributable to common stockholders	$(25,658)	$(50,795)	$(3,503)

Weighted average common shares outstanding — basic (in thousands)(3)	3,253,836	1,468,062	651,881
Dilutive potential common shares (in thousands)	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,253,836	1,468,062	651,881

Basic earnings (loss) per common share	$(7.89)	$(34.60)	$(5.37)
Diluted earnings (loss) per common share	$(7.89)	$(34.60)	$(5.37)
Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	7,541	10,611	8,580

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Represents distributed earnings during periods of net losses. Effective January 1, 2009, we retrospectively adopted an amendment to the accounting standards for earnings per share and began including distributed and undistributed earnings associated with unvested stock awards, net of amounts included in compensation expense associated with these awards.
(3)	Includes the weighted average number of shares during 2009 and 2008 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

317	Freddie Mac

NOTE 22: SUBSEQUENT EVENTS

On February 10, 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities. The decision to effect these purchases was made based on a determination that the cost of guarantee payments to the security holders will exceed the cost of holding non-performing loans on our consolidated balance sheets. The cost of holding non-performing loans on our consolidated balance sheets was significantly affected by the required adoption of new amendments to accounting standards and changing economics. Due to our January 1, 2010 adoption of new accounting standards for transfers of financial assets and the consolidation of VIEs, the cost of purchasing most delinquent loans from PCs will be less than the cost of continued guarantee payments to security holders. We will continue to review the economics of purchasing loans 120 days or more delinquent in the future and we may reevaluate our delinquent loan purchase practices and alter them if circumstances warrant.

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

318	Freddie Mac

QUARTERLY SELECTED FINANCIAL DATA

	2009
As Previously Reported:	1Q	2Q	3Q
	(in millions,
	except share-related amounts)

Net interest income	$3,859	$4,255	$4,462
Non-interest income (loss)	(3,088)	3,215	(1,082)
Provision for credit losses	(8,791)	(5,199)	(7,577)
All other non-interest expense	(2,768)	(1,688)	(965)
Income tax benefit (expense)	937	184	149
Net (income) loss attributable to noncontrolling interests	—	1	1

Net income (loss) attributable to Freddie Mac	$(9,851)	$768	$(5,012)

Net loss attributable to common stockholders	$(10,229)	$(374)	$(6,305)

Loss per common share(1)
Basic	$(3.14)	$(0.11)	$(1.94)
Diluted	$(3.14)	$(0.11)	$(1.94)

	2009
As Adjusted:(2)	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$3,859	$4,255	$4,462	$4,497	$17,073
Non-interest income (loss)	(3,088)	3,215	(1,082)	(1,777)	(2,732)
Provision for credit losses(2)	(8,915)	(5,665)	(7,973)	(6,977)	(29,530)
All other non-interest expense	(2,768)	(1,688)	(965)	(1,774)	(7,195)
Income tax benefit (expense)	937	184	149	(440)	830
Net (income) loss attributable to noncontrolling interests	—	1	1	(1)	1

Net income (loss) attributable to Freddie Mac(2)	$(9,975)	$302	$(5,408)	$(6,472)	$(21,553)

Net loss attributable to common stockholders(2)	$(10,353)	$(840)	$(6,701)	$(7,764)	$(25,658)

Loss per common share(1)(3)
Basic	$(3.18)	$(0.26)	$(2.06)	$(2.39)	$(7.89)
Diluted	$(3.18)	$(0.26)	$(2.06)	$(2.39)	$(7.89)

	2008
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$798	$1,529	$1,844	$2,625	$6,796
Non-interest income (loss)	614	56	(11,403)	(18,442)	(29,175)
Provision for credit losses	(1,240)	(2,537)	(5,702)	(6,953)	(16,432)
All other non-interest expense	(743)	(897)	(2,064)	(2,049)	(5,753)
Income tax benefit (expense)	422	1,030	(7,970)	966	(5,552)
Net (income) loss attributable to noncontrolling interests	(2)	(2)	—	1	(3)

Net loss attributable to Freddie Mac	$(151)	$(821)	$(25,295)	$(23,852)	$(50,119)

Net loss attributable to common stockholders	$(424)	$(1,053)	$(25,301)	$(24,017)	$(50,795)

Loss per common share:(1)
Basic	$(0.66)	$(1.63)	$(19.44)	$(7.37)	$(34.60)
Diluted	$(0.66)	$(1.63)	$(19.44)	$(7.37)	$(34.60)

(1)	Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts in this table due to rounding.
(2)	During the fourth quarter of 2009, we identified two errors in loss severity rate inputs used by our models to estimate our single-family loan loss reserves. These errors affected amounts previously reported. We have concluded that while these errors are not material to our previously issued consolidated financial statements for the first three quarters of 2009 or to our consolidated financial statements for the full year 2009, the cumulative impact of correcting these errors in the fourth quarter would have been material to the fourth quarter of 2009. We revised our previously reported results for the first three quarters of 2009 to correct these errors in the appropriate quarterly period. These revisions resulted in a net increase to provision for credit losses in the amounts of $124 million, $466 million and $396 million for the first, second and third quarters of 2009, respectively, within non-interest expense, which correspondingly decreased net income (loss) attributable to Freddie Mac on our consolidated statements of income. We did not recognize income tax benefit on these errors as we have a valuation allowance recorded against our net deferred tax assets. We will appropriately revise the 2009 results in each of our quarterly filings on Form 10-Q when next presented throughout 2010. See “CONTROLS AND PROCEDURES — Changes to Internal Control Over Financial Reporting During the Quarter Ended December 31, 2009 — Identification and Remediation of Material Weakness — Provision for Credit Losses on Certain Structured Transactions” for additional information regarding our identification and remediation of a material weakness relating to the calculation of our provision for credit losses during the quarter ended December 31, 2009.
(3)	We revised our previously reported 2009 quarterly basic and diluted earnings per share in the fourth quarter of 2009 to reflect the adjustments described in endnote (2) above, in the appropriate quarterly period. These adjustments resulted in a net decrease to basic and diluted earnings per share in the amounts of $0.04, $0.15 and $0.12 for the first, second and third quarters of 2009, respectively. We will appropriately revise the 2009 earnings per share in each of our quarterly filings on Form 10-Q when next presented throughout 2010.

319	Freddie Mac

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information we are required to disclose in our financial reports is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and that such information is accumulated and communicated to senior management, as appropriate, to allow timely decisions regarding required disclosure. In designing our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we must apply judgment in implementing possible controls and procedures. Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of preventing or detecting all misstatements. It is a process that involves human diligence and compliance and is, therefore, subject to lapses in judgment and breakdowns resulting from human error. It also can be circumvented by collusion or improper override. Because of its limitations, there is a risk that internal control over financial reporting may not prevent or detect on a timely basis errors or fraud that could cause a material misstatement of the financial statements.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making our assessment, we used the criteria established in Internal Control — Integrated Framework issued by COSO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls. Based on our assessment, we identified a material weakness related to our inability to update our disclosure controls and procedures in a manner that adequately ensures the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws, including disclosures affecting our consolidated financial statements.

We have been under conservatorship of FHFA since September 6, 2008. FHFA is an independent agency that currently functions as both our Conservator and our regulator with respect to our safety, soundness and mission. Because we are in conservatorship, some of the information that we may need to meet our disclosure obligations may be solely within the knowledge of FHFA. As our Conservator, FHFA has the power to take actions without our knowledge that could be material to investors and could significantly affect our financial performance. Although we and FHFA have attempted to design and implement disclosure policies and procedures that would account for the conservatorship and accomplish the same objectives as disclosure controls and procedures for a typical reporting company, there are inherent structural limitations on our ability to design, implement, test or operate effective disclosure controls and procedures under the current circumstances. As our Conservator and regulator, FHFA is limited in its ability to design and implement a complete set of disclosure controls and procedures relating to us, particularly with respect to current reporting pursuant to Form 8-K. Similarly, as a regulated entity, we are limited in our ability to design, implement, operate and test the controls and procedures for which FHFA is

320	Freddie Mac

responsible. For example, FHFA may formulate certain intentions with respect to the conduct of our business that, if known to management, would require consideration for disclosure or reflection in our financial statements, but that FHFA, for regulatory reasons, may be constrained from communicating to management. As a result, we did not maintain effective controls and procedures designed to ensure complete and accurate disclosure as required by GAAP as of December 31, 2009.

Because of this material weakness, we have concluded that internal control over financial reporting was not effective as of December 31, 2009, based on criteria in Internal Control — Integrated Framework issued by COSO. The effectiveness of the company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Mitigating Actions Related to the Material Weakness in Disclosure Controls and Procedures

As described under “Management’s Report on Internal Control Over Financial Reporting,” we have not remediated the material weakness related to our disclosure controls and procedures as of December 31, 2009. Given the structural nature of this weakness, we believe it is likely that we will not remediate this material weakness while we are under conservatorship. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservator Affairs, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC filings prior to filing, including this annual report on Form 10-K, and engaged in discussions regarding issues associated with the information contained in those filings. Prior to filing this annual report on Form 10-K, FHFA provided us with a written acknowledgement that it had reviewed the annual report on Form 10-K, was not aware of any material misstatements or omissions in the annual report on Form 10-K, and had no objection to our filing the annual report on Form 10-K.

•	The Acting Director of FHFA has been in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group have met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

In view of our mitigating activities related to the material weaknesses, we believe that our consolidated financial statements for the year ended December 31, 2009, have been prepared in conformity with GAAP.

Changes to Internal Control Over Financial Reporting During the Quarter Ended December 31, 2009

We evaluated the changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness — Counterparty Credit Risk Analysis

During the quarter ended December 31, 2008, we identified a material weakness related to our counterparty credit risk analysis processes. Our counterparty credit risk analysis processes impact significant estimates and judgments in our financial reporting affecting single-family loan loss reserves and other-than-temporary impairments of available-for-sale securities. The controls over these processes had not been adequately designed or documented to mitigate the significantly increased risks associated with the processes.

We took a number of actions during the first nine months of 2009 to remediate this material weakness, including implementing new controls. As of December 31, 2009, we completed our governance procedures over the changes we made to ensure completeness of our remediation, including evaluating the adequacy of the changes and testing the effectiveness of the new controls we implemented. Based on these activities, we concluded that we remediated this material weakness as of December 31, 2009.

321	Freddie Mac

Identification and Remediation of Material Weakness — Provision for Credit Losses on Certain Structured Transactions

During the quarter ended December 31, 2009, we identified an error in our calculation of our provision for credit losses related to certain of our Structured Transactions. For these Structured Transactions, one input into our process for determining our provision for credit loss is an estimate of loss severity for underlying loans that have defaulted. Our calculation to estimate loss severity for defaulted loans did not take into account that loss data and corresponding unpaid principal on a single loan may be reported to us over multiple periods. This had the effect of understating the estimated loss severity and, consequently, the provision for credit losses related to those Structured Transactions. We believe the cumulative error, a $586 million understatement of our provision for credit losses from October 1, 2008 through September 30, 2009, is not material to our financial statements in any reporting period. However, because of market volatility, the sensitivity of our provision to small changes in loss severity rates and the likelihood that the impact of this defect in our process would have increased in subsequent periods if left undetected and unremediated, we determined that this control deficiency represented a material weakness in our internal control over financial reporting. See “QUARTERLY SELECTED FINANCIAL DATA” for additional information regarding our revision of previously reported 2009 quarterly results in the fourth quarter of 2009.

Prior to December 31, 2009, we took the corrective actions necessary to remediate this material weakness, which included updating our calculation of estimated loss severities for the relevant Structured Transactions to appropriately consider losses reported to us over multiple periods. The new methodology was subjected to review and validation through our internal governance process. Additionally, we implemented a new control and modified an existing control over these Structured Transactions to ensure the reasonableness of loss severity estimates and to monitor the reasonableness of period-to-period changes in loss severity rates. Based on these remediation activities and our testing of the new and modified controls, we concluded that we remediated this material weakness as of December 31, 2009.

Management Change

On October 12, 2009, Ross J. Kari began serving as our Chief Financial Officer.

ITEM 9B. OTHER INFORMATION

None.

322	Freddie Mac

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors, executive officers and corporate governance will be included in an amendment to this annual report on Form 10-K on or before April 30, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive officer and Board of Directors compensation will be included in an amendment to this annual report on Form 10-K on or before April 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information regarding the beneficial ownership of our common stock by certain beneficial owners and management and related stockholder matters will be included in an amendment to this annual report on Form 10-K on or before April 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be included in an amendment to this annual report on Form 10-K on or before April 30, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accountant fees and services will be included in an amendment to this annual report on Form 10-K on or before April 30, 2010.

323	Freddie Mac

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in this annual report on Form 10-K are included in Part II, Item 8.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

An Exhibit Index has been filed as part of this annual report on Form 10-K beginning on page E-1 and is incorporated herein by reference.

324	Freddie Mac

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John A. Koskinen	Non-Executive Chairman of the Board	February 24, 2010
John A. Koskinen

/s/ Charles E. Haldeman, Jr.	Chief Executive Officer	February 24, 2010
Charles E. Haldeman, Jr.	(Principal Executive Officer)

/s/ Ross J. Kari	Executive Vice President — Chief Financial Officer	February 24, 2010
Ross J. Kari	(Principal Financial Officer)

/s/ Denny R. Fox	Acting Principal Accounting Officer & Vice	February 24, 2010
Denny R. Fox	President — Accounting Policy & External Reporting (Principal Accounting Officer)

/s/ Barbara T. Alexander*	Director	February 24, 2010
Barbara T. Alexander

/s/ Linda B. Bammann*	Director	February 24, 2010
Linda B. Bammann

/s/ Carolyn H. Byrd*	Director	February 24, 2010
Carolyn H. Byrd

/s/ Robert R. Glauber*	Director	February 24, 2010
Robert R. Glauber

/s/ Laurence E. Hirsch*	Director	February 24, 2010
Laurence E. Hirsch

/s/ Christopher S. Lynch*	Director	February 24, 2010
Christopher S. Lynch

/s/ Nicolas P. Retsinas*	Director	February 24, 2010
Nicolas P. Retsinas

/s/ Eugene B. Shanks, Jr.*	Director	February 24, 2010
Eugene B. Shanks, Jr.

/s/ Anthony A. Williams*	Director	February 24, 2010
Anthony A. Williams

*By:	/s/ Ross J. Kari
Ross J. Kari
Attorney-in-Fact

325	Freddie Mac

GLOSSARY

The Glossary includes acronyms and defined terms that are used throughout this Form 10-K.

Acronyms
AMT	Alternative Minimum Tax
AOCI	Accumulated other comprehensive income (loss), net of taxes
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Euribor	Euro Interbank Offered Rate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
GAAP	Generally accepted accounting principles
HFA	Housing Finance Agency
IRR	Internal Rate of Return
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIBI	New Issue Bond Initiative
NYSE	New York Stock Exchange
OTC	Over-the-counter
REIT	Real estate investment trust
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
SIFMA	Securities Industry and Financial Markets Association
TBA	To be announced
TCLFI	Temporary Credit Liquidity Facilities Initiative
VA	Department of Veteran Affairs

Defined Terms

Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.

Alt-A loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. In determining our Alt-A exposure on loans underlying our single-family mortgage portfolio, we classified mortgage loans as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. There are circumstances where loans with reduced documentation are not classified as Alt-A because the loans were part of a refinancing of a pre-existing full documentation loan that we already guaranteed or the loans fall within various programs which we believe support not classifying the loans as Alt-A. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

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

326	Freddie Mac

Charter — The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.

Commercial mortgage-backed security (CMBS) — A security backed by mortgages on commercial property (often including multifamily rental properties) rather than one-to-four family residential real estate.

Conforming loan/Conforming loan limit — A conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is a dollar amount cap on the size of the original principal balance of single-family mortgage loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that conforming loan limits do not decrease from year-to-year. For 2006 to 2010, the base conforming loan limit for a one-unit single-family residence was set at $417,000 with higher limits in certain “high-cost” areas.

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

Debt Service Coverage Ratio (DSCR) — An indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation.

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

Fixed-rate mortgage — Refers to a mortgage originated at a specific rate of interest that remains constant over the life of the loan.

327	Freddie Mac

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

GSE Act — The Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

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

Lending Agreement — An agreement entered into with Treasury in September 2008, which established a secured lending facility that expired on December 31, 2009. The Lending Agreement expired on December 31, 2009.

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

Low-income housing tax credit (LIHTC) partnerships — Prior to 2008, we invested as a limited partner in LIHTC partnerships, which are formed for the purpose of providing funding for affordable multifamily rental properties. These LIHTC partnerships invest directly in limited partnerships that own and operate multifamily rental properties that generate federal income tax credits and deductible operating losses.

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

328	Freddie Mac

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

Mortgage-related investments portfolio — Our investment portfolio, which consists principally of mortgage-related securities and single-family and multifamily mortgage loans.

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

Purchase Agreement / Senior Preferred Stock Purchase Agreement — An agreement with Treasury entered into on September 7, 2008, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009 and December 24, 2009.

Qualifying Special Purpose Entity (QSPE) — A term used within the accounting standards on transfers and servicing of financial assets to describe a particular trust or other legal vehicle that is demonstrably distinct from the transferor, has significantly limited permitted activities and may only hold certain types of assets, such as passive financial assets. The securitization trusts that are used for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities are QSPEs. Generally, the trusts’ classification as QSPEs exempts them from the scope of previous accounting guidance on consolidation of VIEs and therefore they are not recorded on our consolidated balance sheets.

329	Freddie Mac

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

Reform Act — The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the GSE Act by establishing a single regulator, FHFA, for Freddie Mac, Fannie Mae and the FHLBs.

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

Single-family mortgage portfolio — Consists of single-family loans held in our mortgage-related investments portfolio as well as those underlying PCs, Structured Securities and other mortgage-related guarantees we have issued, and excludes certain Structured Transactions and that portion of our Structured Securities that are backed by Ginnie Mae Certificates.

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

Subprime — Subprime generally refers to the credit risk classification of a loan. There is no universally accepted definition of subprime. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Such characteristics might include a combination of high LTV ratios, low credit scores or originations using lower underwriting standards, such as limited or no documentation of a borrower’s income. For our non-agency mortgage-related securities that are backed by subprime loans, we classified securities as subprime if the securities were labeled as subprime when sold to us.

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

330	Freddie Mac

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

331	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended through July 30, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated October 9, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed on October 9, 2009)

4.1
Eighth Amended and Restated Certificate of Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Voting Common Stock (no par value per share) dated September 10, 2008 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.2
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated April 23, 1996 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.3
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.81% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 27, 1997 (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.4
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 1998 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.5
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 23, 1998 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.6
Amended and Restated Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated September 29, 1998 (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.7
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.3% Non-Cumulative Preferred Stock (par value $1.00 per share), dated October 28, 1998 (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.8
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.1% Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 19, 1999 (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.9
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of 5.79% Non-Cumulative Preferred Stock (par value $1.00 per share), dated July 21, 1999 (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.10
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated November 5, 1999 (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.11
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated January 26, 2001 (incorporated by reference to Exhibit 4.11 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

4.12
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Rate, Non-Cumulative Preferred Stock (par value $1.00 per share), dated March 23, 2001 (incorporated by reference to Exhibit 4.12 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

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

E-2	Freddie Mac

Exhibit No.	Description*

4.26
Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock (par value $1.00 per share), dated September 7, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)

4.27
Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated April 3, 2009 (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, as filed on May 12, 2009)

10.1
Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (as amended and restated as of June 6, 2008) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.2
First Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.3
Second Amendment to the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 7, 2009)†

10.4
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 but prior to January 1, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.5
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after January 1, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.6
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on and after March 4, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.7
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for supplemental bonus awards on March 7, 2008 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.8
Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on March 29, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.9
Form of Performance Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 2004 Stock Compensation Plan for awards on March 7, 2008 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.10
Federal Home Loan Mortgage Corporation Global Amendment to Affected Stock Options under Nonqualified Stock Option Agreements and Separate Dividend Equivalent Rights, effective December 31, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.11
Federal Home Loan Mortgage Corporation Amendment to Restricted Stock Units Agreements and Performance Restricted Stock Units Agreements, dated December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

10.12	Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
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

10.15
Third Amendment to the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.16
Form of Nonqualified Stock Option Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.17
Form of Restricted Stock Units Agreement for executive officers under the Federal Home Loan Mortgage Corporation 1995 Stock Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.18
Federal Home Loan Mortgage Corporation Employee Stock Purchase Plan (as amended and restated as of January 1, 2005) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.19
Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (as amended and restated June 8, 2007) (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.20
Form of Nonqualified Stock Option Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards prior to 2005 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.21
Form of Nonqualified Stock Option Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2005 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.22
Form of Nonqualified Stock Option Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2006 (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.23
Resolution of the Board of Directors, dated November 30, 2005, concerning certain outstanding options granted to non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.24
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards prior to 2005 (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.25
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards in 2005 and 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.26
Form of Restricted Stock Units Agreement for non-employee directors under the Federal Home Loan Mortgage Corporation 1995 Directors’ Stock Compensation Plan for awards since 2006 (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.27
Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.28
First Amendment to the Federal Home Loan Mortgage Corporation Directors’ Deferred Compensation Plan (as amended and restated April 3, 1998) (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

10.29
Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.30
First Amendment to the Federal Home Loan Mortgage Corporation Executive Deferred Compensation Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.31
2009 Officer Short-Term Incentive Program (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed on March 11, 2009)†

E-4	Freddie Mac

Exhibit No.	Description*

10.32	2009 Long-Term Incentive Award Program, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 7, 2009)†
10.33
Forms of award agreements under 2009 Long-Term Incentive Award Program (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.34
Officer Severance Policy, dated August 17, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.35
Federal Home Loan Mortgage Corporation Severance Plan (as restated and amended effective January 1, 1997) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.36
First Amendment to the Federal Home Loan Mortgage Corporation Severance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.37
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.38	First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) †
10.39	Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.40
First Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.35 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.41
Second Amendment to the Federal Home Loan Mortgage Corporation Long-Term Disability Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.42
FHFA Conservatorship Retention Program, Executive Vice President and Senior Vice President, Parameters Document, September 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.43
Form of cash retention award for executive officers for awards in September 2008 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, as filed on November 14, 2008)†

10.44	Executive Management Compensation Program (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on December 24, 2009) †
10.45	Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan, Effective as of January 1, 2009 †
10.46	Executive Management Compensation Recapture Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on December 24, 2009)†
10.47
Memorandum Agreement, dated July 20, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)†

10.48
Recapture Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 21, 2009)†

10.49
Restrictive Covenant and Confidentiality Agreement, dated July 21, 2009, between Freddie Mac and Charles E. Haldeman, Jr. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.50
Memorandum Agreement, dated August 13, 2009, between Freddie Mac and Bruce M. Witherell (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 18, 2009)†

10.51
Recapture Agreement, dated August 17, 2009, between Freddie Mac and Bruce M. Witherell (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on August 18, 2009)†

10.52
Restrictive Covenant and Confidentiality Agreement, dated August 18, 2009, between Freddie Mac and Bruce M. Witherell (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

E-5	Freddie Mac

Exhibit No.	Description*

10.53
Memorandum Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.54
Recapture Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on September 24, 2009)†

10.55
Restrictive Covenant and Confidentiality Agreement, dated September 24, 2009, between Freddie Mac and Ross J. Kari (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.56	Letter Agreement with Michael Perlman, dated July 24, 2007 (incorporated by reference to Exhibit 10.54 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†
10.57
Cash Sign-On Payment Letter Agreement with Michael Perlman, dated July 24, 2007 (incorporated by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.58
Restrictive Covenant and Confidentiality Agreement with Michael Perlman, effective as of July 25, 2007 (incorporated by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.59
Restrictive Covenant and Confidentiality Agreement with Michael May, effective as of March 14, 2001 (incorporated by reference to Exhibit 10.57 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.60	Letter Agreement dated July 28, 2005 between Freddie Mac and Paul G. George (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K/A, as filed on April 30, 2009)†
10.61
Letter Agreement dated January 24, 2006 between Freddie Mac and Robert E. Bostrom (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K/A, as filed on April 30, 2009)†

10.62
Form of Restrictive Covenant and Confidentiality Agreement between Freddie Mac and each of Paul G. George and Robert E. Bostrom (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.63	Description of non-employee director compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†
10.64
PC Master Trust Agreement dated September 25, 2009 (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)

10.65
Form of Indemnification Agreement between the Federal Home Loan Mortgage Corporation and executive officers and outside Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on December 23, 2008)†

10.66
Office Lease between West*Mac Associates Limited Partnership and the Federal Home Loan Mortgage Corporation, dated December 22, 1986 (incorporated by reference to Exhibit 10.61 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.67	First Amendment to Office Lease, dated December 15, 1990 (incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
10.68	Second Amendment to Office Lease, dated August 30, 1992 (incorporated by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
10.69	Third Amendment to Office Lease, dated December 20, 1995 (incorporated by reference to Exhibit 10.64 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
10.70
Consent of Defendant Federal Home Loan Mortgage Corporation with the Securities and Exchange Commission, dated September 18, 2007 (incorporated by reference to Exhibit 10.65 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.71
Letters, dated September 1, 2005, setting forth an agreement between Freddie Mac and FHFA (incorporated by reference to Exhibit 10.67 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

10.72
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

E-6	Freddie Mac

Exhibit No.	Description*

10.73
Amendment to Amended and Restated Senior Preferred Stock Purchase Agreement, dated as of May 6, 2009, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, as filed on May 12, 2009)

10.74
Second Amendment dated as of December 24, 2009, to the Amended and Restated Senior Preferred Stock Purchase Agreement dated as of September 26, 2008, between the United States Department of the Treasury and Federal Home Loan Mortgage Corporation, acting through the Federal Housing Finance Agency as its duly appointed Conservator (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on December 29, 2009)

10.75	Warrant to Purchase Common Stock, dated September 7, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K as filed on September 11, 2008)
10.76
United States Department of the Treasury Lending Agreement dated September 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 23, 2008)

10.77
Memorandum of Understanding Among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2009)

10.78	New Issue Bond Program Agreement, dated December 9, 2009, among the United States Department of the Treasury, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation
10.79	Form of Placement Agreement, dated as of December 9, 2009, among the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the HFA identified on Schedule A
10.80
Form of Settlement Agreement, dated as of December 9, 2009, among the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the U.S. Department of the Treasury, the HFA identified on the signature page and U.S. Bank National Association

10.81	New Issue Bond Program Agreement, dated December 18, 2009, among the United States Department of the Treasury, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation
10.82	Form of the Standby Irrevocable Temporary Credit and Liquidity Facility by Fannie Mae and Federal Home Loan Mortgage Corporation
10.83	Form of the Agreement to Purchase Participation among the United States Department of the Treasury, Fannie Mae and the Federal Home Loan Mortgage Corporation
10.84	Form of the Reimbursement Agreement among [HFA], [Trustee], Fannie Mae and the Federal Home Loan Mortgage Corporation
10.85
Amended and Restated Administration Agreement, dated as of January 22, 2010, among the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and U.S. Bank National Association

12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	The SEC file number for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K is 000-53330.
†	This exhibit is a management contract or compensatory plan or arrangement.

E-7	Freddie Mac