Form 10-K/A
period 2009-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2010-03-04
CIK 1026214

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

DOCUMENTS INCORPORATED BY REFERENCE: The information required by Part III (Items 10, 11, 12, 13 and 14) will be filed in an amendment on Form 10-K/A on or before April 30, 2010.

i	Freddie Mac

EXPLANATORY NOTE

Freddie Mac, or the Company, is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2009, or the Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 24, 2010 to include the conformed signature of PricewaterhouseCoopers LLP, or PwC, which was inadvertently omitted from the Report of Independent Registered Public Accounting Firm included in Item 8 of the Form 10-K. At the time of the February 24, 2010 filing of the Form 10-K with the SEC, the Company was in possession of the manually signed original of PwC’s report, but the conformed signature was inadvertently omitted from the Form 10-K. The Company is, thus, amending Item 8 of Form 10-K for the sole purpose of including the aforementioned conformed signature.

Because the amendment to Item 8 only incorporates the conformed signature of PwC on the Report of Independent Registered Public Accounting Firm, the date of such report remains as originally filed. In accordance with SEC rules, we are including in this Form 10-K/A the entire text of Item 8 and revising Item 15 and the Exhibit Index to include new certifications of our chief executive officer and chief financial officer.

This Form 10-K/A continues to speak as of the date of the Form 10-K and no attempt has been made to modify or update disclosures in the original Form 10-K except as noted above. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related disclosures and any information not affected by the amendments contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC.

1	Freddie Mac

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2	Freddie Mac

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

3	Freddie Mac

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

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
February 23, 2010

4	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in millions, except share-related amounts)

Interest income
Investments in securities	$33,290	$35,067	$36,587
Mortgage loans	6,815	5,369	4,449
Other:
Cash and cash equivalents	193	618	594
Federal funds sold and securities purchased under agreements to resell	48	423	1,280

Total other	241	1,041	1,874

Total interest income	40,346	41,477	42,910

Interest expense
Short-term debt	(2,234)	(6,800)	(8,916)
Long-term debt	(19,916)	(26,532)	(29,148)

Total interest expense on debt	(22,150)	(33,332)	(38,064)
Due to Participation Certificate investors	—	—	(418)

Total interest expense	(22,150)	(33,332)	(38,482)
Expense related to derivatives	(1,123)	(1,349)	(1,329)

Net interest income	17,073	6,796	3,099

Non-interest income (loss)
Management and guarantee income (includes interest on guarantee asset of $923, $1,121 and $549, respectively)	3,033	3,370	2,635
Gains (losses) on guarantee asset	3,299	(7,091)	(1,484)
Income on guarantee obligation	3,479	4,826	1,905
Derivative gains (losses)	(1,900)	(14,954)	(1,904)
Gains (losses) on investments:
Impairment-related:
Total other-than-temporary impairment of available-for-sale securities	(23,125)	(17,682)	(365)
Portion of other-than-temporary impairment recognized in AOCI	11,928	—	—

Net impairment of available-for-sale securities recognized in earnings	(11,197)	(17,682)	(365)
Other gains (losses) on investments	5,841	1,574	659

Total gains (losses) on investments	(5,356)	(16,108)	294
Gains (losses) on debt recorded at fair value	(404)	406	—
Gains (losses) on debt retirement	(568)	209	345
Recoveries on loans impaired upon purchase	379	495	505
Foreign-currency gains (losses), net	—	—	(2,348)
Low-income housing tax credit partnerships	(4,155)	(453)	(469)
Trust management income (expense)	(761)	(70)	18
Other income	222	195	228

Non-interest income (loss)	(2,732)	(29,175)	(275)

Non-interest expense
Salaries and employee benefits	(912)	(828)	(828)
Professional services	(310)	(262)	(392)
Occupancy expense	(68)	(67)	(64)
Other administrative expenses	(361)	(348)	(390)

Total administrative expenses	(1,651)	(1,505)	(1,674)
Provision for credit losses	(29,530)	(16,432)	(2,854)
Real estate owned operations expense	(307)	(1,097)	(206)
Losses on certain credit guarantees	—	(17)	(1,988)
Losses on loans purchased	(4,754)	(1,634)	(1,865)
Securities administrator loss on investment activity	—	(1,082)	—
Other expenses	(483)	(418)	(226)

Non-interest expense	(36,725)	(22,185)	(8,813)

Loss before income tax benefit (expense)	(22,384)	(44,564)	(5,989)
Income tax benefit (expense)	830	(5,552)	2,887

Net loss	(21,554)	(50,116)	(3,102)
Less: Net (income) loss attributable to noncontrolling interest	1	(3)	8

Net loss attributable to Freddie Mac	$(21,553)	$(50,119)	$(3,094)

Preferred stock dividends and issuance costs on redeemed preferred stock	(4,105)	(675)	(404)
Amount allocated to participating security option holders	—	(1)	(5)

Net loss attributable to common stockholders	$(25,658)	$(50,795)	$(3,503)

Loss per common share:
Basic	$(7.89)	$(34.60)	$(5.37)
Diluted	$(7.89)	$(34.60)	$(5.37)

Weighted average common shares outstanding (in thousands):
Basic	3,253,836	1,468,062	651,881
Diluted	3,253,836	1,468,062	651,881
Dividends per common share	$—	$0.50	$1.75

The accompanying notes are an integral part of these financial statements.

5	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in millions, except share-related amounts)

Assets
Cash and cash equivalents	$64,683	$45,326
Restricted cash	527	953
Federal funds sold and securities purchased under agreements to resell	7,000	10,150
Investments in securities:
Available-for-sale, at fair value (includes $10,879 and $21,302, respectively, pledged as collateral that may be repledged)	384,684	458,898
Trading, at fair value	222,250	190,361

Total investments in securities	606,934	649,259
Mortgage loans:
Held-for-sale, at lower-of-cost-or-fair-value (except $2,799 and $401 at fair value, respectively)	16,305	16,247
Held-for-investment, at amortized cost (net of allowances for loan losses of $1,441 and $690, respectively)	111,565	91,344

Total mortgage loans, net	127,870	107,591
Accounts and other receivables, net	6,095	6,337
Derivative assets, net	215	955
Guarantee asset, at fair value	10,444	4,847
Real estate owned, net	4,692	3,255
Deferred tax assets, net	11,101	15,351
Low-income housing tax credit partnership equity investments	—	4,145
Other assets	2,223	2,794

Total assets	$841,784	$850,963

Liabilities and equity (deficit)
Liabilities
Accrued interest payable	$5,047	$6,504
Debt, net:
Short-term debt (includes $6,328 and $1,638 at fair value, respectively)	343,975	435,114
Long-term debt (includes $2,590 and $11,740 at fair value, respectively)	436,629	407,907

Total debt, net	780,604	843,021
Guarantee obligation	12,465	12,098
Derivative liabilities, net	589	2,277
Reserve for guarantee losses on Participation Certificates	32,416	14,928
Other liabilities	6,291	2,769

Total liabilities	837,412	881,597

Commitments and contingencies (Notes 1, 3, 13 and 14)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	14,800
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 648,369,668 shares and 647,260,293 shares outstanding, respectively	—	—
Additional paid-in capital	57	19
Retained earnings (accumulated deficit)	(33,921)	(23,191)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $15,947, net of taxes, of other than-temporary impairments at December 31, 2009)	(20,616)	(28,510)
Cash flow hedge relationships	(2,905)	(3,678)
Defined benefit plans	(127)	(169)

Total AOCI, net of taxes	(23,648)	(32,357)
Treasury stock, at cost, 77,494,218 shares and 78,603,593 shares, respectively	(4,019)	(4,111)

Total Freddie Mac stockholders’ equity (deficit)	4,278	(30,731)
Noncontrolling interest	94	97

Total equity (deficit)	4,372	(30,634)

Total liabilities and equity (deficit)	$841,784	$850,963

The accompanying notes are an integral part of these financial statements.

6	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Year Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$14,800	—	$—	—	$—
Senior preferred stock issuance	—	—	1	1,000	—	—
Increase in liquidation preference	—	36,900	—	13,800	—	—

Senior preferred stock, end of year	1	51,700	1	14,800	—	—

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109	132	6,109
Preferred stock issuances	—	—	—	—	344	8,600
Preferred stock redemptions	—	—	—	—	(12)	(600)

Preferred stock, end of year	464	14,109	464	14,109	464	14,109

Common stock, par value
Balance, beginning of year	726	—	726	152	726	152
Adjustment to par value	—	—	—	(152)	—	—

Common stock, end of year	726	—	726	—	726	152

Additional paid-in capital
Balance, beginning of year		19		871		962
Stock-based compensation		58		74		81
Income tax benefit from stock-based compensation		7		(16)		—
Preferred stock issuance costs		—		—		(116)
Common stock issuances		(90)		(66)		(42)
REIT preferred stock repurchase		—		4		(14)
Adjustment to common stock par value		—		152		—
Common stock warrant issuance		—		2,304		—
Commitment from the U.S. Department of the Treasury		—		(3,304)		—
Transfer from retained earnings (accumulated deficit)		63		—		—

Additional paid-in capital, end of year		57		19		871

Retained earnings (accumulated deficit)
Balance, beginning of year		(23,191)		26,909		31,372
Cumulative effect of change in accounting principle, net of taxes		—		1,023		181

Balance, beginning of year, as adjusted		(23,191)		27,932		31,553
Cumulative effect of change in accounting principle, net of taxes		14,996		—		—
Net loss attributable to Freddie Mac		(21,553)		(50,119)		(3,094)
Senior preferred stock dividends declared		(4,105)		(172)		—
Preferred stock dividends declared		—		(503)		(398)
Common stock dividends declared		—		(323)		(1,140)
Dividends equivalent payments on expired stock options		(5)		(6)		(12)
Transfer to additional paid-in capital		(63)		—		—

Retained earnings (accumulated deficit), end of year		(33,921)		(23,191)		26,909

AOCI, net of taxes
Balance, beginning of year		(32,357)		(11,143)		(8,451)
Cumulative effect of change in accounting principle, net of taxes		—		(850)		—

Balance, beginning of year, as adjusted		(32,357)		(11,993)		(8,451)
Cumulative effect of change in accounting principle, net of taxes		(9,931)		—		—
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		17,825		(20,616)		(3,708)
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		773		377		973
Changes in defined benefit plans		42		(125)		43

AOCI, net of taxes, end of year		(23,648)		(32,357)		(11,143)

Treasury stock, at cost
Balance, beginning of year	79	(4,111)	80	(4,174)	65	(3,230)
Common stock issuances	(2)	92	(1)	63	(1)	56
Common stock repurchases	—	—	—	—	16	(1,000)

Treasury stock, end of year	77	(4,019)	79	(4,111)	80	(4,174)

Noncontrolling interest
Balance, beginning of year		97		181		516
Net income (loss) attributable to noncontrolling interest		(1)		3		(8)
REIT preferred stock repurchase		—		(82)		(302)
Dividends and other		(2)		(5)		(25)

Noncontrolling interest, end of year		94		97		181

Total equity (deficit)		$4,372		$(30,634)		$26,905

Comprehensive income (loss)
Net loss		$(21,554)		$(50,116)		$(3,102)
Changes in other comprehensive income, net of taxes, net of reclassification adjustments		18,640		(20,364)		(2,692)

Comprehensive income (loss)		(2,914)		(70,480)		(5,794)
Less: Comprehensive (income) loss attributable to noncontrolling interest		1		(3)		8

Total comprehensive income (loss) attributable to Freddie Mac		$(2,913)		$(70,483)		$(5,786)

The accompanying notes are an integral part of these financial statements.

7	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Cash flows from operating activities
Net loss	$(21,554)	$(50,116)	$(3,102)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Derivative (gains) losses	(2,046)	13,650	2,231
Asset related amortization — premiums, discounts and basis adjustments	163	(493)	(10)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	3,959	8,765	10,894
Net discounts paid on retirements of debt	(4,303)	(8,844)	(8,405)
Losses (gains) on debt retirement	568	(209)	(345)
Provision for credit losses	29,530	16,432	2,854
Low-income housing tax credit partnerships	4,155	453	469
Losses on loans purchased	4,754	1,634	1,865
Losses (gains) on investment activity	5,356	16,108	(294)
Foreign-currency losses, net	—	—	2,348
Losses (gains) on debt recorded at fair value	404	(406)	—
Deferred income tax (benefit) expense	(670)	5,507	(3,943)
Purchases of held-for-sale mortgages	(101,976)	(38,070)	(21,678)
Sales of held-for-sale mortgages	88,094	24,578	19,525
Repayments of held-for-sale mortgages	3,050	896	138
Change in:
Due to Participation Certificates and Structured Securities Trust	250	(623)	946
Trading securities	—	—	(1,922)
Accounts and other receivables, net	(1,343)	(1,668)	(909)
Amounts due to Participation Certificate investors, net	—	—	(10,744)
Accrued interest payable	(1,324)	(786)	(263)
Income taxes payable	312	(1,185)	130
Guarantee asset, at fair value	(5,597)	4,744	(2,203)
Guarantee obligation	(183)	(1,470)	4,245
Other, net	(311)	944	503

Net cash provided by (used for) operating activities	1,288	(10,159)	(7,670)

Cash flows from investing activities
Purchases of trading securities	(250,411)	(200,613)	—
Proceeds from sales of trading securities	153,093	94,764	—
Proceeds from maturities of trading securities	69,025	18,382	—
Purchases of available-for-sale securities	(15,346)	(174,968)	(319,213)
Proceeds from sales of available-for-sale securities	22,259	35,872	109,973
Proceeds from maturities of available-for-sale securities	86,702	193,573	219,047
Purchases of held-for-investment mortgages	(23,606)	(25,099)	(25,059)
Repayments of held-for-investment mortgages	6,862	6,516	9,571
Decrease (increase) in restricted cash	426	(857)	(96)
Net (payments) proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	(4,690)	(2,573)	1,798
Net decrease (increase) in federal funds sold and securities purchased under agreements to resell	3,150	(3,588)	16,466
Derivative premiums and terminations and swap collateral, net	99	(12,829)	(2,484)
Investments in low-income housing tax credit partnerships	—	—	(158)

Net cash provided by (used for) investing activities	47,563	(71,420)	9,845

Cash flows from financing activities
Proceeds from issuance of short-term debt	996,886	1,194,456	1,016,933
Repayments of short-term debt	(1,088,026)	(1,061,595)	(986,489)
Proceeds from issuance of long-term debt	336,973	241,222	183,161
Repayments of long-term debt	(307,780)	(267,732)	(222,541)
Increase in liquidation preference of senior preferred stock	36,900	13,800	—
Proceeds from issuance of preferred stock	—	—	8,484
Redemption of preferred stock	—	—	(600)
Repurchases of common stock	—	—	(1,000)
Payment of cash dividends on senior preferred stock, preferred stock and common stock	(4,105)	(998)	(1,539)
Excess tax benefits associated with stock-based awards	1	3	5
Payments of low-income housing tax credit partnerships notes payable	(343)	(742)	(1,068)
Other, net	—	(83)	(306)

Net cash (used for) provided by financing activities	(29,494)	118,331	(4,960)

Net increase (decrease) in cash and cash equivalents	19,357	36,752	(2,785)
Cash and cash equivalents at beginning of period	45,326	8,574	11,359

Cash and cash equivalents at end of period	$64,683	$45,326	$8,574

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$25,169	$35,664	$37,473
Swap collateral interest	6	149	445
Derivative interest carry, net	2,268	804	(1,070)
Income taxes	(472)	1,230	927
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as available-for-sale securities	1,088	—	169
Investments in low-income housing tax credit partnerships financed by notes payable	—	—	286
Transfers from held-for-sale mortgages to held-for-investment mortgages	10,336	—	41
Transfers from held-for-investment mortgages to held-for-sale mortgages	435	—	—
Transfers from Participation Certificates recognized on our consolidated balance sheets to held-for-investment mortgages	—	—	2,229
Transfers from available-for-sale securities to trading securities	—	87,281	—
Issuance of senior preferred stock and warrant to purchase common stock to U.S. Department of the Treasury	—	3,304	—

The accompanying notes are an integral part of these financial statements.

8	Freddie Mac

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

9	Freddie Mac

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

10	Freddie Mac

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

11	Freddie Mac

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

12	Freddie Mac

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

13	Freddie Mac

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

14	Freddie Mac

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

15	Freddie Mac

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

16	Freddie Mac

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

17	Freddie Mac

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

18	Freddie Mac

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

19	Freddie Mac

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

20	Freddie Mac

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

21	Freddie Mac

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

22	Freddie Mac

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

23	Freddie Mac

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

24	Freddie Mac

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

25	Freddie Mac

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

Prospective adoption of these changes in accounting principles will also significantly impact the presentation of our consolidated statements of operations. These impacts are discussed in the sections that follow:

Line Items That No Longer Will Be Separately Presented

Line items that no longer will be separately presented on our consolidated statements of operations include:

•	Management and guarantee income — we will no longer recognize management and guarantee income on PCs and Structured Transactions issued by trusts that we have consolidated; rather, the portion of the interest collected on the underlying loans that represents our management and guarantee fee will be recognized as part of interest income on

26	Freddie Mac

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

NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS

Entry Into Conservatorship

On September 6, 2008, the Director of FHFA placed us into conservatorship. On September 7, 2008, the then Secretary of the Treasury and the then Director of FHFA announced several actions taken by Treasury and FHFA regarding Freddie Mac and Fannie Mae. These actions included the following:

•	placing us and Fannie Mae in conservatorship;

•	the execution of the Purchase Agreement, pursuant to which we issued to Treasury both senior preferred stock and a warrant to purchase common stock; and

•	the establishment of a temporary secured lending credit facility that was available to us until December 31, 2009, which was effected through the execution of the Lending Agreement.

27	Freddie Mac

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

28	Freddie Mac

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

Purchase Agreement Covenants

The Purchase Agreement provides that, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury:

•	declare or pay any dividend (preferred or otherwise) or make any other distribution with respect to any Freddie Mac equity securities (other than with respect to the senior preferred stock or warrant);

•	redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant);

•	sell or issue any Freddie Mac equity securities (other than the senior preferred stock, the warrant and the common stock issuable upon exercise of the warrant and other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement);

•	terminate the conservatorship (other than in connection with a receivership);

29	Freddie Mac

•	sell, transfer, lease or otherwise dispose of any assets, other than dispositions for fair market value: (a) to a limited life regulated entity (in the context of a receivership); (b) of assets and properties in the ordinary course of business, consistent with past practice; (c) in connection with our liquidation by a receiver; (d) of cash or cash equivalents for cash or cash equivalents; or (e) to the extent necessary to comply with the covenant described below relating to the reduction of our mortgage-related investments portfolio beginning in 2010;

•	issue any subordinated debt;

•	enter into a corporate reorganization, recapitalization, merger, acquisition or similar event; or

•	engage in transactions with affiliates unless the transaction is (a) pursuant to the Purchase Agreement, the senior preferred stock or the warrant, (b) upon arm’s length terms or (c) a transaction undertaken in the ordinary course or pursuant to a contractual obligation or customary employment arrangement in existence on the date of the Purchase Agreement.

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

30	Freddie Mac

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

31	Freddie Mac

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

32	Freddie Mac

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

33	Freddie Mac

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

34	Freddie Mac

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

35	Freddie Mac

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

36	Freddie Mac

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

37	Freddie Mac

Table 4.2 — Key Assumptions Used in Measuring the Fair Value of Guarantee Asset(1)

	For the Year Ended
	December 31,
Mean Valuation Assumptions	2009	2008	2007

IRRs(2)	13.8%	12.3%	6.4%
Prepayment rates(3)	26.4%	15.5%	17.1%
Weighted average lives (years)	3.3	5.6	5.2

(1)	Estimates based solely on valuations on our guarantee asset associated with single-family loans, which represent approximately 97% of the total guarantee asset.
(2)	IRR assumptions represent an unpaid principal balance weighted average of the discount rates inherent in the fair value of the recognized guarantee asset. We estimated the IRRs using a model which employs multiple interest rate scenarios versus a single assumption.
(3)	Although prepayment rates are simulated monthly, the assumptions above represent annualized prepayment rates based on unpaid principal balances.

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

38	Freddie Mac

Table 4.4 — Details of Cash Flows

	For the Year Ended
	December 31,
	2009	2008	2007
	(in millions)

Cash flows from:

Proceeds from transfers of Freddie Mac securities that were accounted for as sales(1)	$118,445	$36,885	$62,644
Cash flows received on the guarantee asset(2)	2,922	2,871	2,288
Principal and interest from retained securitization interests(3)	21,377	20,411	23,541
Purchases of delinquent or foreclosed loans and required purchase of balloon mortgages(4)	(26,346)	(13,539)	(6,811)

(1)	On our consolidated statements of cash flows, this amount is included in the investing activities as part of proceeds from sales of trading and available-for-sale securities.
(2)	Represents cash received from securities receiving sales treatment and related to management and guarantee fees, which reduce the guarantee asset. On our consolidated statements of cash flows, the change in guarantee asset and the corresponding management and guarantee fee income are reflected as operating activities.
(3)	On our consolidated statements of cash flows, the cash flows from interest are included in net income (loss) and the principal repayments are included in the investing activities as part of proceeds from maturities of available-for-sale securities.
(4)	On our consolidated statements of cash flows, this amount is included in the investing activities as part of purchases of held-for-investment mortgages. Includes our acquisitions of REO in cases where a foreclosure sale occurred while a loan was owned by the securitization trust.

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

39	Freddie Mac

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

40	Freddie Mac

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

Table 5.3 — Significant Variable Interests in LIHTC Partnerships

	December 31,
	2009	2008
	(in millions)

Maximum exposure to loss	$—	$3,336
Non-recourse non-interest bearing notes payable, net	154	347

41	Freddie Mac

NOTE 6: INVESTMENTS IN SECURITIES

Table 6.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 6.1 — Available-For-Sale Securities

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses(1)	Fair Value
	(in millions)

Mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
Commercial mortgage-backed securities	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total mortgage-related securities	413,956	10,850	(42,675)	382,131

Non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total non-mortgage-related securities	2,444	109	—	2,553

Total available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

December 31, 2008

Mortgage-related securities:
Freddie Mac	$271,796	$6,333	$(2,921)	$275,208
Subprime	71,399	13	(19,145)	52,267
Commercial mortgage-backed securities	64,214	2	(14,716)	49,500
Option ARM	12,117	—	(4,739)	7,378
Alt-A and other	20,032	11	(6,787)	13,256
Fannie Mae	40,255	674	(88)	40,841
Obligations of states and political subdivisions	12,874	3	(2,349)	10,528
Manufactured housing	917	9	(183)	743
Ginnie Mae	367	16	—	383

Total mortgage-related securities	493,971	7,061	(50,928)	450,104

Non-mortgage-related securities:
Asset-backed securities	8,788	6	—	8,794

Total non-mortgage-related securities	8,788	6	—	8,794

Total available-for-sale securities	$502,759	$7,067	$(50,928)	$458,898

(1)	Gross unrealized losses at December 31, 2009 include non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

42	Freddie Mac

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

43	Freddie Mac

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

44	Freddie Mac

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

45	Freddie Mac

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

46	Freddie Mac

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

47	Freddie Mac

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

Table 6.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-For-Sale Securities(1)

Nine Months Ended
December 31, 2009(2)
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$7,489
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	1,050
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	3,006
Amounts related to the termination of our rights to certain policies with Syncora Guarantee Inc.(3)	113
Reductions:
Amounts related to securities which were sold, written off or matured	(103)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security	(42)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings(4)	$11,513

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	This roll-forward commenced upon our adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009. This amendment was effective and was applied prospectively by us in the second quarter of 2009.
(3)	During the second quarter of 2009, as part of its comprehensive restructuring, Syncora Guarantee Inc., or SGI, pursued a settlement with certain policyholders. In July 2009, we agreed to terminate our rights under certain policies with SGI, which provided credit coverage for certain of the bonds owned by us, in exchange for a one-time cash payment of $113 million.
(4)	The balances at December 31, 2009 exclude increases in cash flows expected to be collected that will be recognized in earnings over the remaining life of the security of $709 million, net of amortization.

48	Freddie Mac

Realized Gains and Losses on Available-For-Sale Securities

Table 6.6 below illustrates the gross realized gains and gross realized losses received from the sale of available-for-sale securities.

Table 6.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-For-Sale Securities

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Gross Realized Gains
Mortgage-related securities:
Freddie Mac	$879	$423	$666
Fannie Mae	2	67	—
Subprime	—	—	4
Commercial mortgage-backed securities	—	—	3
Manufactured housing	—	—	11
Obligations of states and political subdivisions	2	75	1

Total mortgage-related securities gross realized gains	883	565	685

Non-mortgage-related securities:
Asset-backed securities	313	1	1
Obligations of states and political subdivisions	—	—	2

Total non-mortgage-related securities gross realized gains	313	1	3

Gross realized gains	1,196	566	688
Gross Realized Losses
Mortgage-related securities:
Freddie Mac	(113)	(13)	(390)
Fannie Mae	—	(2)	(9)
Commercial mortgage-backed securities	—	—	—
Obligations of states and political subdivisions	—	(5)	—

Total mortgage-related securities gross realized losses	(113)	(20)	(399)

Non-mortgage-related securities:
Asset-backed securities	—	—	(56)
Obligations of states and political subdivisions	—	—	(1)

Total non-mortgage-related securities gross realized losses	—	—	(57)

Gross realized losses	(113)	(20)	(456)

Net realized gains (losses)	$1,083	$546	$232

49	Freddie Mac

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

Table 6.8 — AOCI, Net of Taxes, Related to Available-For-Sale Securities

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Beginning balance	$(28,510)	$(7,040)	$(3,332)
Adjustment to initially apply the adoption of an amendment to the accounting standards for investments in debt and equity securities(1)	(9,931)	—	—
Adjustment to initially apply the accounting standards on the fair value option for financial assets and liabilities(2)	—	(854)	—
Net unrealized holding gains (losses), net of tax(3)	11,250	(31,753)	(3,792)
Net reclassification adjustment for net realized losses, net of tax(4)(5)	6,575	11,137	84

Ending balance	$(20,616)	$(28,510)	$(7,040)

(1)	Net of tax benefit of $5.3 billion for the year ended December 31, 2009.
(2)	Net of tax benefit of $460 million for the year ended December 31, 2008.
(3)	Net of tax benefit (expense) of $(6.1) billion, $17.1 billion and $2.0 billion for the years ended December 31, 2009, 2008 and 2007, respectively.
(4)	Net of tax benefit of $3.5 billion, $6.0 billion and $45 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(5)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $7.3 billion, $11.5 billion and $234 million, net of taxes, for the years ended December 31, 2009, 2008 and 2007, respectively.

50	Freddie Mac

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

51	Freddie Mac

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

52	Freddie Mac

Table 7.1 — Mortgage Loans

	December 31,
	2009	2008
	(in millions)

Single-family(1):
Conventional
Fixed-rate	$49,458	$35,070
Adjustable-rate	2,310	2,136

Total conventional	51,768	37,206
FHA/VA — Fixed-rate	1,588	548
U.S. Department of Agriculture Rural Development and other federally guaranteed loans	1,522	1,001

Total single-family	54,878	38,755

Multifamily(1):
Conventional
Fixed-rate	71,936	65,319
Adjustable-rate	11,999	7,399

Total conventional	83,935	72,718
U.S. Department of Agriculture Rural Development	3	3

Total multifamily	83,938	72,721

Total unpaid principal balance of mortgage loans	138,816	111,476

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(9,317)	(3,178)
Lower of cost or fair value adjustments on loans held-for-sale	(188)	(17)
Allowance for loan losses on mortgage loans held-for-investment	(1,441)	(690)

Total mortgage loans, net of allowance for loan losses	$127,870	$107,591

(1)	Based on unpaid principal balances and excludes mortgage loans traded, but not yet settled.

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

53	Freddie Mac

Table 7.2 summarizes loan loss reserve activity:

Table 7.2 — Detail of Loan Loss Reserves

	Year Ended December 31,
	2009			2008			2007
	Allowance	Reserve for	Total Loan	Allowance	Reserve for	Total Loan	Allowance	Reserve for	Total Loan
	for Loan	Guarantee	Loss	for Loan	Guarantee	Loss	for Loan	Guarantee	Loss
	Losses	Losses on PCs	Reserves	Losses	Losses on PCs	Reserves	Losses	Losses on PCs	Reserves
	(in millions)

Beginning balance	$690	$14,928	$15,618	$256	$2,566	$2,822	$69	$550	$619
Provision for credit losses(1)	1,057	28,473	29,530	631	15,801	16,432	321	2,533	2,854
Charge-offs(2)	(528)	(8,874)	(9,402)	(459)	(2,613)	(3,072)	(373)	(3)	(376)
Recoveries(2)	222	1,866	2,088	265	514	779	239	—	239
Transfers, net(3)	—	(3,977)	(3,977)	(3)	(1,340)	(1,343)	—	(514)	(514)

Ending balance	$1,441	$32,416	$33,857	$690	$14,928	$15,618	$256	$2,566	$2,822

Single-family	$693	$32,333	$33,026	$454	$14,887	$15,341	$202	$2,558	$2,760
Multifamily	748	83	831	236	41	277	54	8	62

Total	$1,441	$32,416	$33,857	$690	$14,928	$15,618	$256	$2,566	$2,822

(1)	During the period ended December 31, 2009, we enhanced our methodology for estimating our loan loss reserves for single-family loans to reduce the number of adjustments required to be made in the previous process that arose as a result of dramatic changes in market conditions in recent periods. The new process allows us to incorporate a greater number of loan characteristics by giving us the ability to better integrate into the modeling process our understanding of home price changes at a more detailed level and assess their impact on incurred losses. Additionally, these changes allow us to better assess incurred losses of modified loans by incorporating specific expectations related to these types of loans.
(2)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan from our consolidated balance sheets at the time of resolution. Charge-offs exclude $280 million, $377 million and $156 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Consist primarily of: (a) approximately $375 million during 2009 related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses, (b) the transfer of a proportional amount of the recognized reserves for guaranteed losses related to PC pools associated with delinquent or modified loans purchased from mortgage pools underlying our PCs, Structured Securities and long-term standby agreements to establish the initial recorded investment in these loans at the date of our purchase, and (c) amounts attributable to uncollectible interest on mortgage loans held for investment.

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

54	Freddie Mac

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

55	Freddie Mac

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

56	Freddie Mac

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

57	Freddie Mac

Table 8.2 — REO Operations Expense

	2009	2008	2007
	(dollars in millions)

Single-family:
REO property expenses(1)	$708	$372	$136
Disposition (gains) losses(2)	749	682	120
Change in holding period allowance(3)	(612)	495	129
Recoveries	(558)	(452)	(180)

Total single-family REO operations expense	287	1,097	205
Multifamily REO operations expense	20	—	1

Total REO operations expense	$307	$1,097	$206

REO inventory (units), at December 31,	45,052	29,346	14,394
REO property dispositions (units), for the year ended December 31,	69,406	35,579	17,231

(1)	Consists of costs incurred to maintain and protect a property after foreclosure acquisition, such as legal fees, insurance, taxes, cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer. Excludes holding period writedowns while in REO inventory.
(3)	Includes both the increase (decrease) in the holding period allowance for properties that remain in inventory at the end of the year as well as any reductions associated with dispositions during the year. The release of our holding period, or valuation, allowance substantially offset the impact of our REO disposition losses during 2009.

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

58	Freddie Mac

Table 9.1 summarizes the balances and effective interest rates for debt securities, as well as subordinated borrowings.

Table 9.1 — Total Debt

	December 31,
	2009		2008
	Balance,	Effective	Balance,	Effective
	Net(1)	Rate(2)	Net(1)	Rate(2)
	(dollars in millions)

Short-term debt:
Short-term debt securities	$238,171	0.28%	$329,702	1.73%
Current portion of long-term debt	105,804	3.31	105,412	3.46

Short-term debt	343,975	1.21	435,114	2.15
Long-term debt:
Senior debt	435,931	3.43	403,402	4.70
Subordinated debt	698	6.58	4,505	5.59

Long-term debt	436,629	3.44	407,907	4.71

Total debt	$780,604		$843,021

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $6.3 billion and $1.6 billion, respectively, of short-term debt and $2.6 billion and $11.7 billion, respectively, of long-term debt that represent the fair value of debt securities with fair value option elected at December 31, 2009 and 2008.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs. Also includes the amortization of hedge-related basis adjustments.

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

Table 9.2 provides additional information related to our short-term debt.

Table 9.2 — Short-Term Debt

	December 31,
	2009			2008
		Balance,	Effective		Balance,	Effective
	Par Value	Net(1)	Rate(2)	Par Value	Net(1)	Rate(2)
	(dollars in millions)

Reference Bills® securities and discount notes	$227,732	$227,611	0.26%	$311,227	$310,026	1.67%
Medium-term notes	10,561	10,560	0.69	19,675	19,676	2.61

Short-term debt securities	238,293	238,171	0.28	330,902	329,702	1.73
Current portion of long-term debt	105,729	105,804	3.31	105,420	105,412	3.46

Short-term debt	$344,022	$343,975	1.21	$436,322	$435,114	2.15

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs. The current portion of long-term debt includes the amortization of hedge-related basis adjustments.

59	Freddie Mac

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

60	Freddie Mac

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

61	Freddie Mac

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

62	Freddie Mac

Freddie Mac stock or securities. Costs incurred in connection with the issuance of preferred stock are charged to additional paid-in capital.

Table 10.2 — Preferred Stock

					Redemption	Total
		Shares	Shares	Total Par	Price per	Outstanding	Redeemable	NYSE
	Issue Date	Authorized	Outstanding	Value	Share	Balance(1)	On or After(2)	Symbol(3)
	(in millions, except redemption price per share)

Preferred stock:
1996 Variable-rate(4)	April 26, 1996	5.00	5.00	$5.00	$50.00	$250	June 30, 2001	FRE.prB
5.81%	October 27, 1997	3.00	3.00	3.00	50.00	150	October 27, 1998	(5)
5%	March 23, 1998	8.00	8.00	8.00	50.00	400	March 31, 2003	FRE.prF
1998 Variable-rate(6)	September 23 and 29, 1998	4.40	4.40	4.40	50.00	220	September 30, 2003	FRE.prG
5.10%	September 23, 1998	8.00	8.00	8.00	50.00	400	September 30, 2003	FRE.prH
5.30%	October 28, 1998	4.00	4.00	4.00	50.00	200	October 30, 2000	(5)
5.10%	March 19, 1999	3.00	3.00	3.00	50.00	150	March 31, 2004	(5)
5.79%	July 21, 1999	5.00	5.00	5.00	50.00	250	June 30, 2009	FRE.prK
1999 Variable-rate(7)	November 5, 1999	5.75	5.75	5.75	50.00	287	December 31, 2004	FRE.prL
2001 Variable-rate(8)	January 26, 2001	6.50	6.50	6.50	50.00	325	March 31, 2003	FRE.prM
2001 Variable-rate(9)	March 23, 2001	4.60	4.60	4.60	50.00	230	March 31, 2003	FRE.prN
5.81%	March 23, 2001	3.45	3.45	3.45	50.00	173	March 31, 2011	FRE.prO
6%	May 30, 2001	3.45	3.45	3.45	50.00	173	June 30, 2006	FRE.prP
2001 Variable-rate(10)	May 30, 2001	4.02	4.02	4.02	50.00	201	June 30, 2003	FRE.prQ
5.70%	October 30, 2001	6.00	6.00	6.00	50.00	300	December 31, 2006	FRE.prR
5.81%	January 29, 2002	6.00	6.00	6.00	50.00	300	March 31, 2007	(5)
2006 Variable-rate(11)	July 17, 2006	15.00	15.00	15.00	50.00	750	June 30, 2011	FRE.prS
6.42%	July 17, 2006	5.00	5.00	5.00	50.00	250	June 30, 2011	FRE.prT
5.90%	October 16, 2006	20.00	20.00	20.00	25.00	500	September 30, 2011	FRE.prU
5.57%	January 16, 2007	44.00	44.00	44.00	25.00	1,100	December 31, 2011	FRE.prV
5.66%	April 16, 2007	20.00	20.00	20.00	25.00	500	March 31, 2012	FRE.prW
6.02%	July 24, 2007	20.00	20.00	20.00	25.00	500	June 30, 2012	FRE.prX
6.55%	September 28, 2007	20.00	20.00	20.00	25.00	500	September 30, 2017	FRE.prY
2007 Fixed-to-floating Rate(12)	December 4, 2007	240.00	240.00	240.00	25.00	6,000	December 31, 2012	FRE.prZ

Total, preferred stock		464.17	464.17	$464.17		$14,109

(1)	Amounts stated at redemption value.
(2)	In accordance with the Purchase Agreement, until the senior preferred stock is repaid or redeemed in full, we may not, without the prior written consent of Treasury, redeem, purchase, retire or otherwise acquire any Freddie Mac equity securities (other than the senior preferred stock or warrant). See “NOTE 11: REGULATORY CAPITAL” for more information.
(3)	Preferred stock is listed on the NYSE unless otherwise noted.
(4)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 9.00%.
(5)	Not listed on any exchange.
(6)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 1% divided by 1.377, and is capped at 7.50%.
(7)	Dividend rate resets on January 1 every five years after January 1, 2005 based on a five-year Constant Maturity Treasury rate, and is capped at 11.00%. Optional redemption on December 31, 2004 and on December 31 every five years thereafter.
(8)	Dividend rate resets on April 1 every two years after April 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.10%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every two years thereafter.
(9)	Dividend rate resets on April 1 every year based on 12-month LIBOR minus 0.20%, and is capped at 11.00%. Optional redemption on March 31, 2003 and on March 31 every year thereafter.
(10)	Dividend rate resets on July 1 every two years after July 1, 2003 based on the two-year Constant Maturity Treasury rate plus 0.20%, and is capped at 11.00%. Optional redemption on June 30, 2003 and on June 30 every two years thereafter.
(11)	Dividend rate resets quarterly and is equal to the sum of three-month LIBOR plus 0.50% but not less than 4.00%.
(12)	Dividend rate is set at an annual fixed rate of 8.375% from December 4, 2007 through December 31, 2012. For the period beginning on or after January 1, 2013, dividend rate resets quarterly and is equal to the higher of (a) the sum of three-month LIBOR plus 4.16% per annum or (b) 7.875% per annum. Optional redemption on December 31, 2012, and on December 31 every five years thereafter.

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

63	Freddie Mac

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

64	Freddie Mac

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

Performance Against Regulatory Capital Standards

Table 11.1 summarizes our minimum capital requirements and deficits and net worth.

Table 11.1 — Net Worth and Minimum Capital

	December 31, 2009	December 31, 2008
	(in millions)

GAAP net worth(1)	$4,372	$(30,634)
Core capital(2)(3)	$(23,774)	$(13,174)
Less: Minimum capital requirement(2)	28,352	28,200

Minimum capital surplus (deficit)(2)	$(52,126)	$(41,374)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP. With our adoption of an amendment to the accounting standards for consolidation regarding noncontrolling interests in consolidated financial statements on January 1, 2009, our net worth is now equal to our total equity (deficit). Prior to adoption of the amendment noted above, our total equity (deficit) was substantially the same as our net worth except that it excluded non-controlling interests (previously referred to as minority interests). As a result non-controlling interests are now classified as part of total equity (deficit).
(2)	Core capital and minimum capital figures for December 31, 2009 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital as of December 31, 2009 and 2008 excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and non-controlling interests) as these items do not meet the statutory definition of core capital.

65	Freddie Mac

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

66	Freddie Mac

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

67	Freddie Mac

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

68	Freddie Mac

Table 12.3 provides a summary of activity related to restricted stock units and restricted stock under the Employee Plans and the Directors’ Plan.

Table 12.3 — Employee Plans and Directors’ Plan Restricted Stock Units and Restricted Stock Activity(1)

	Restricted	Weighted Average		Weighted Average
	Stock Units	Grant-Date Fair Value	Restricted Stock	Grant-Date Fair Value

Outstanding at January 1, 2009	5,180,301	$30.00	41,160	$60.75
Granted	—	—	—	—
Lapse of restrictions	(1,758,668)	33.87	—	—
Forfeited	(538,137)	25.15	—	—

Outstanding at December 31, 2009	2,883,496	28.14	41,160	60.75

(1)	Following the implementation of the conservatorship, we are no longer making grants under our Employee Plans and our Directors’ Plan.

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

69	Freddie Mac

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

70	Freddie Mac

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
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting standards for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$271,403	$3,466	$(5,455)	$279,609	$22,285	$(19)
Pay-fixed	382,259	2,274	(16,054)	404,359	104	(51,894)
Basis (floating to floating)	52,045	1	(61)	82,190	209	(101)

Total interest-rate swaps	705,707	5,741	(21,570)	766,158	22,598	(52,014)
Option-based:
Call swaptions
Purchased	168,017	7,764	—	177,922	21,089	—
Written	1,200	—	(19)	—	—	—
Put Swaptions
Purchased	91,775	2,592	—	41,550	539	—
Written	—	—	—	6,000	—	(46)
Other option-based derivatives(3)	141,396	1,705	(12)	68,583	1,913	(49)

Total option-based	402,388	12,061	(31)	294,055	23,541	(95)
Futures	80,949	5	(89)	128,698	234	(1,105)
Foreign-currency swaps	5,669	1,624	—	12,924	2,982	—
Forward purchase and sale commitments	13,872	81	(70)	108,273	537	(532)
Credit derivatives	14,198	26	(11)	13,631	45	(7)
Swap guarantee derivatives	3,521	—	(34)	3,281	—	(11)

Total Derivatives not designated as hedging instruments	1,226,304	19,538	(21,805)	1,327,020	49,937	(53,764)
Netting Adjustments(4)		(19,323)	21,216		(48,982)	51,487

Total Derivative Portfolio, net	$1,226,304	$215	$(589)	$1,327,020	$955	$(2,277)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors as well as certain written options, including guarantees of stated final maturity of issued Structured Securities and written call options on agency mortgage-related securities.
(4)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.6) billion and $1.1 billion at December 31, 2009 and 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

71	Freddie Mac

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

72	Freddie Mac

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

73	Freddie Mac

Table 13.3 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Beginning balance(1)	$(3,678)	$(4,059)	$(5,032)
Cumulative effect of change in accounting principle(2)	—	4	—
Net change in fair value related to cash flow hedging activities, net of tax(3)	—	(522)	(30)
Net reclassifications of losses to earnings, net of tax(4)	773	899	1,003

Ending balance(1)	$(2,905)	$(3,678)	$(4,059)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses) and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting standards on the fair value option for financial assets and financial liabilities. Net of tax benefit of $— million for the year ended December 31, 2008.
(3)	Net of tax benefit of $— million, $25 million, and $16 million for years ended December 31, 2009, 2008 and 2007, respectively.
(4)	Net of tax benefit of $392 million, $476 million and $540 million for years ended December 31, 2009, 2008 and 2007, respectively.

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

74	Freddie Mac

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

75	Freddie Mac

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

76	Freddie Mac

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

77	Freddie Mac

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

78	Freddie Mac

Deferred Tax Assets, Net

Table 15.3 — Deferred Tax Assets, Net

	December 31, 2009			December 31, 2008
		Adjust for			Adjust for
		Valuation	Adjusted		Valuation	Adjusted
	Amount	Allowance	Amount	Amount	Allowance	Amount
	(in millions)

Deferred tax assets:
Deferred fees	$1,613	$(1,613)	$—	$3,027	$(3,027)	$—
Basis differences related to derivative instruments	4,473	(4,473)	—	5,969	(5,969)	—
Credit related items and reserve for loan losses	16,296	(16,296)	—	7,478	(7,478)	—
Basis differences related to assets held for investment	1,361	(1,361)	—	5,504	(5,504)	—
Unrealized (gains) losses related to available-for-sale securities	11,101	—	11,101	15,351	—	15,351
LIHTC and AMT credit carryforward	1,598	(1,598)	—	526	(526)	—
Other items, net	67	(67)	—	186	(186)	—

Total deferred tax assets	36,509	(25,408)	11,101	38,041	(22,690)	15,351

Deferred tax liabilities:
Basis differences related to debt	(300)	300	—	(314)	314	—

Total deferred tax (liability)	(300)	300	—	(314)	314	—

Deferred tax assets, net	$36,209	$(25,108)	$11,101	$37,727	$(22,376)	$15,351

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

79	Freddie Mac

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

80	Freddie Mac

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

81	Freddie Mac

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

Table 16.2 — Additional Information for Defined Benefit Pension Plans

	2009			2008
	Pension			Pension
	Plan	SERP	Total	Plan	SERP	Total
	(in millions)

Projected benefit obligation	$567	$62	$629	$524	$57	$581

Fair value of plan assets	$579	$—	$579	$446	$—	$446
Accumulated benefit obligation	460	47	507	419	45	464

Fair value of plan assets over (under) accumulated benefit obligation	$119	$(47)	$72	$27	$(45)	$(18)

82	Freddie Mac

The measurement of our benefit obligations includes assumptions about the rate of future compensation increases included in Table 16.3.

Table 16.3 — Weighted Average Assumptions Used to Determine Projected and Accumulated Benefit Obligations

	Pension Benefits		Postretirement Health Benefits
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of future compensation increase	5.10% to 6.50%	5.10% to 6.50%	—	—

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

83	Freddie Mac

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

84	Freddie Mac

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

Equity

•	U.S. Large Cap: Investments in this category consist of an S&P 500 equity index fund, measured at the net asset value of the fund shares held by the Pension Plan.

•	U.S. Small/Mid Cap: Investments in this category include separately managed portfolios that invest in stocks of small- and mid-capitalization U.S. companies, which are measured at the closing price reported on nationally-recognized exchanges.

•	International Equity: Investments in this category include commingled as well as mutual fund products. These strategies invest in stocks of companies located in developed and emerging market countries, whether traded on U.S. or international exchanges. These investments are measured at the net asset value of fund shares held by the Pension Plan.

Fixed Income

•	Government/Corporate Bonds: Investments in this category consist of a passively managed bond fund constructed to correspond to the characteristics of the Barclays Capital Government/Credit index. These investments are measured at the net asset value of fund shares held by the Pension Plan.

•	Synthetic Fixed Income: Investments in this category include a commingled fund of fixed income and derivative instruments designed to provide protection against interest rate exposure arising from expected liability payments. These investments are measured at the net asset value of fund shares held by the Pension Plan.

Other Types of Investments

•	Asset Allocation Funds: This category comprises commingled funds that invest in multiple asset classes, including U.S. and international equities, bonds and real estate assets. These investments are measured at the net asset value of fund shares held by the Pension Plan.

85	Freddie Mac

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

86	Freddie Mac

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

87	Freddie Mac

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

•	Derivative and debt-related adjustments:

•	Fair value adjustments on derivative positions, recorded pursuant to GAAP, are not recognized in Segment Earnings as these positions economically hedge the volatility in fair value of our investment activities and debt financing that are not recognized in GAAP earnings.

•	Payments or receipts to terminate derivative positions are amortized prospectively into Segment Earnings on a straight-line basis over the associated term of the derivative instrument.

88	Freddie Mac

•	The accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships is reclassified from derivative gains (losses) into net interest income for Segment Earnings as the interest component of the derivative is used to economically hedge the interest associated with the debt.

•	Payments of up-front premiums (e.g., payments made to third parties related to purchased swaptions) are amortized prospectively on a straight-line basis into Segment Earnings over the contractual life of the instrument. The up-front payments, primarily for option premiums, are amortized to reflect the periodic cost associated with the protection provided by the option contract.

•	Foreign-currency translation gains and losses as well as the unrealized fair value adjustments associated with foreign-currency denominated debt for which we elected the fair value option along with the foreign currency derivatives gains and losses are excluded from Segment Earnings because the fair value adjustments on the foreign-currency swaps that we use to manage foreign-currency exposure are also excluded through the fair value adjustment on derivative positions as described above as the foreign currency exposure is economically hedged.

•	Investment sales, debt retirements and fair value-related adjustments:

•	Gains and losses on investment sales and debt retirements that are recognized at the time of the transaction pursuant to GAAP are not immediately recognized in Segment Earnings. Gains and losses on securities sold out of our mortgage-related investments portfolio and cash and other investments portfolio are amortized prospectively into Segment Earnings on a straight-line basis over five years and three years, respectively. Gains and losses on debt retirements are amortized prospectively into Segment Earnings on a straight-line basis over the original terms of the repurchased debt.

•	Trading losses or impairments that reflect expected or realized credit losses are realized immediately pursuant to GAAP and in Segment Earnings since they are not economically hedged. In contrast, the following fair value and impairment-related items are not included in Segment Earnings: (1) fair value adjustments to trading securities related to investments that are economically hedged; (2) impairment on LIHTC partnership investments; (3) impairments on securities we intend to sell or more likely than not will be required to sell prior to the anticipated recovery; (4) non-credit-related impairments on securities recorded in our GAAP results within AOCI; and (5) GAAP-basis accretion income that may result from impairment adjustments that were not included in Segment Earnings.

•	Fully taxable-equivalent adjustment:

•	Interest income generated from tax-exempt investments is adjusted in Segment Earnings to reflect its equivalent yield on a fully taxable basis.

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

89	Freddie Mac

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

90	Freddie Mac

Reconciliation of Segment Earnings to GAAP Net Income (Loss) Attributable to Freddie Mac

Table 17.1 reconciles Segment Earnings to GAAP net income (loss) attributable to Freddie Mac.

Table 17.1 — Reconciliation of Segment Earnings to GAAP Net Income (Loss)

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Segment Earnings, net of taxes:
Investments	$(646)	$(1,400)	$1,816
Single-family Guarantee	(17,831)	(9,318)	(256)
Multifamily	261	589	610
All Other	(17)	134	(103)

Total Segment Earnings (loss), net of taxes	(18,233)	(9,995)	2,067

Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Derivative- and debt-related adjustments	4,247	(13,219)	(5,667)
Credit guarantee-related adjustments	2,416	(3,928)	(3,268)
Investment sales, debt retirements and fair value-related adjustments	321	(10,462)	987
Fully taxable-equivalent adjustments	(387)	(419)	(388)

Total pre-tax adjustments	6,597	(28,028)	(8,336)
Tax-related adjustments(1)	(9,917)	(12,096)	3,175

Total reconciling items, net of taxes	(3,320)	(40,124)	(5,161)

GAAP net loss attributable to Freddie Mac	$(21,553)	$(50,119)	$(3,094)

(1)	2009 and 2008 include a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $7.9 billion and $22 billion that are not included in Segment Earnings, respectively.

91	Freddie Mac

Table 17.2 presents certain financial information for our reportable segments and All Other.

Table 17.2 — Segment Earnings and Reconciliation to GAAP Results

	Year Ended December 31, 2009
		Non-Interest Income (Loss)			Non-Interest Expense				Income Tax Provision			Less: Net
		Management		Other		Provision				Income		(Income)	Net
	Net	and		Non-Interest		for	REO	Other	LIHTC	Tax	Net	Loss —	Income
	Interest	Guarantee	LIHTC	Income	Administrative	Credit	Operations	Non-Interest	Partnerships	(Expense)	Income	Noncontrolling	(Loss) —
	Income	Income	Partnerships	(Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	(Loss)	Interests	Freddie Mac
	(in millions)

Investments	$7,641	$—	$—	$(8,090)	$(512)	$—	$—	$(32)	$—	$347	$(646)	$—	$(646)
Single-family Guarantee	123	3,670	—	334	(867)	(30,273)	(287)	(132)	—	9,601	(17,831)	—	(17,831)
Multifamily	852	90	(502)	(124)	(220)	(573)	(20)	(18)	594	180	259	2	261
All Other	—	—	—	14	(52)	—	—	(3)	—	25	(16)	(1)	(17)

Total Segment Earnings (loss), net of taxes	8,616	3,760	(502)	(7,866)	(1,651)	(30,846)	(307)	(185)	594	10,153	(18,234)	1	(18,233)
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	2,635	—	—	1,612	—	—	—	—	—	—	4,247	—	4,247
Credit guarantee-related adjustments	204	(956)	—	7,144	—	967	—	(4,943)	—	—	2,416	—	2,416
Investment sales, debt retirements and fair value-related adjustments	1,633	—	(3,653)	2,450	—	—	—	(109)	—	—	321	—	321
Fully taxable-equivalent adjustments	(387)	—	—	—	—	—	—	—	—	—	(387)	—	(387)
Reclassifications(1)	4,372	229	—	(4,950)	—	349	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(9,917)	(9,917)	—	(9,917)

Total reconciling items, net of taxes	8,457	(727)	(3,653)	6,256	—	1,316	—	(5,052)	—	(9,917)	(3,320)	—	(3,320)

Total per consolidated statement of operations	$17,073	$3,033	$(4,155)	$(1,610)	$(1,651)	$(29,530)	$(307)	$(5,237)	$594	$236	$(21,554)	$1	$(21,553)

	Year Ended December 31, 2008
		Non-Interest Income (Loss)			Non-Interest Expense				Income Tax Provision			Less: Net
		Management		Other		Provision				Income		(Income)	Net
	Net	and		Non-Interest		for	REO	Other	LIHTC	Tax	Net	Loss —	Income
	Interest	Guarantee	LIHTC	Income	Administrative	Credit	Operations	Non-Interest	Partnerships	(Expense)	Income	Noncontrolling	(Loss) —
	Income	Income	Partnerships	(Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	(Loss)	Interests	Freddie Mac
	(in millions)

Investments	$3,734	$—	$—	$(4,304)	$(473)	$—	$—	$(1,111)	$—	$754	$(1,400)	$—	$(1,400)
Single-family Guarantee	209	3,729	—	385	(812)	(16,657)	(1,097)	(92)	—	5,017	(9,318)	—	(9,318)
Multifamily	771	76	(453)	39	(190)	(229)	—	(17)	589	1	587	2	589
All Other	—	—	—	2	(30)	—	—	(16)	—	183	139	(5)	134

Total Segment Earnings (loss), net of taxes	4,714	3,805	(453)	(3,878)	(1,505)	(16,886)	(1,097)	(1,236)	589	5,955	(9,992)	(3)	(9,995)
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	(58)	—	—	(13,161)	—	—	—	—	—	—	(13,219)	—	(13,219)
Credit guarantee-related adjustments	73	(633)	—	(1,711)	—	258	—	(1,915)	—	—	(3,928)	—	(3,928)
Investment sales, debt retirements and fair value-related adjustments	1,184	—	—	(11,646)	—	—	—	—	—	—	(10,462)	—	(10,462)
Fully taxable-equivalent adjustments	(419)	—	—	—	—	—	—	—	—	—	(419)	—	(419)
Reclassifications(1)	1,302	198	—	(1,696)	—	196	—	—	—	—	—	—	—
Tax-related adjustments(2)	—	—	—	—	—	—	—	—	—	(12,096)	(12,096)	—	(12,096)

Total reconciling items, net of taxes	2,082	(435)	—	(28,214)	—	454	—	(1,915)	—	(12,096)	(40,124)	—	(40,124)

Total per consolidated statement of operations	$6,796	$3,370	$(453)	$(32,092)	$(1,505)	$(16,432)	$(1,097)	$(3,151)	$589	$(6,141)	$(50,116)	$(3)	$(50,119)

92	Freddie Mac

	Year Ended December 31, 2007
		Non-Interest Income (Loss)			Non-Interest Expense				Income Tax Provision			Less: Net	Net
		Management		Other		Provision				Income		(Income)	Income
	Net	and		Non-Interest		for	REO	Other	LIHTC	Tax	Net	Loss —	(Loss) —
	Interest	Guarantee	LIHTC	Income	Administrative	Credit	Operations	Non-Interest	Partnerships	(Expense)	Income	Noncontrolling	Freddie
	Income	Income	Partnerships	(Loss)	Expenses	Losses	Expense	Expense	Tax Credit	Benefit	(Loss)	Interests	Mac
	(in millions)

Investments	$3,300	$—	$—	$40	$(515)	$—	$—	$(31)	$—	$(978)	$1,816	$—	$1,816
Single-family Guarantee	703	2,889	—	117	(806)	(3,014)	(205)	(78)	—	138	(256)	—	(256)
Multifamily	752	59	(469)	24	(189)	(38)	(1)	(25)	534	(40)	607	3	610
All Other	(1)	—	—	11	(164)	—	—	(12)	—	58	(108)	5	(103)

Total Segment Earnings (loss), net of taxes	4,754	2,948	(469)	192	(1,674)	(3,052)	(206)	(146)	534	(822)	2,059	8	2,067
Reconciliation to GAAP net income (loss):
Derivative- and debt-related adjustments	(1,066)	—	—	(4,601)	—	—	—	—	—	—	(5,667)	—	(5,667)
Credit guarantee-related adjustments	36	(342)	—	915	—	56	—	(3,933)	—	—	(3,268)	—	(3,268)
Investment sales, debt retirements and fair value-related adjustments	266	—	—	721	—	—	—	—	—	—	987	—	987
Fully taxable-equivalent adjustments	(388)	—	—	—	—	—	—	—	—	—	(388)	—	(388)
Reclassifications(1)	(503)	29	—	332	—	142	—	—	—	—	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	3,175	3,175	—	3,175

Total reconciling items, net of taxes	(1,655)	(313)	—	(2,633)	—	198	—	(3,933)	—	3,175	(5,161)	—	(5,161)

Total per consolidated statement of operations	$3,099	$2,635	$(469)	$(2,441)	$(1,674)	$(2,854)	$(206)	$(4,079)	$534	$2,353	$(3,102)	$8	$(3,094)

(1)	Includes the reclassification of: (a) the accrual of periodic cash settlements of all derivatives not in qualifying hedge accounting relationships from other non-interest income (loss) to net interest income within the Investments segment; (b) implied management and guarantee fees from net interest income to other non-interest income (loss) within our Single-family Guarantee and Multifamily segments; (c) net buy-up and buy-down fees from management and guarantee income to net interest income within the Investments segment; (d) interest income foregone on impaired loans from net interest income to provision for credit losses within our Single-family Guarantee segment; and (e) certain hedged interest benefit (cost) amounts related to trust management income from other non-interest income (loss) to net interest income within our Investments segment.
(2)	2009 and 2008 include a non-cash charge related to the establishment of a partial valuation allowance against our deferred tax assets, net of approximately $7.9 billion and $22 billion that is not included in Segment Earnings, respectively.

93	Freddie Mac

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

94	Freddie Mac

Table 18.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at December 31, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
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
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value
Mortgage-related securities	$—	$344,364	$105,740	$—	$450,104
Non-mortgage-related securities	—	8,794	—	—	8,794

Subtotal available-for-sale, at fair value	—	353,158	105,740	—	458,898
Trading, at fair value
Mortgage-related securities	—	188,161	2,200	—	190,361

Total investments in securities	—	541,319	107,940	—	649,259
Mortgage loans:
Held-for-sale, at fair value	—	—	401	—	401
Derivative assets, net	233	49,567	137	(48,982)	955
Guarantee asset, at fair value	—	—	4,847	—	4,847

Total assets carried at fair value on a recurring basis	$233	$590,886	$113,325	$(48,982)	$655,462

Liabilities:
Debt securities denominated in foreign currencies	$—	$13,378	$—	$—	$13,378
Derivative liabilities, net	1,150	52,577	37	(51,487)	2,277

Total liabilities carried at fair value on a recurring basis	$1,150	$65,955	$37	$(51,487)	$15,655

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net cash collateral posted and net trade/settle payable were $1.5 billion and $— million, respectively, at December 31, 2008. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.6) billion and $1.1 billion at December 31, 2009 and 2008, respectively, which was mainly related to interest rate swaps that we have entered into.

95	Freddie Mac

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

96	Freddie Mac

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

97	Freddie Mac

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

Table 18.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at December 31, 2009
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		Total Gains
	Assets (Level 1)	(Level 2)	(Level 3)	Total	(Losses)(5)
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$894	$894	$(231)
Held-for-sale	—	—	13,393	13,393	(64)
REO, net(2)	—	—	1,532	1,532	607
LIHTC partnership equity investments(3)	—	—	—	—	(3,669)
Accounts and other receivables, net(4)	—	—	—	—	(109)

Total assets measured at fair value on a non-recurring basis	$—	$—	$15,819	$15,819	$(3,466)

	Fair Value at December 31, 2008
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		Total Gains
	Assets (Level 1)	(Level 2)	(Level 3)	Total	(Losses)(5)
	(in millions)

Assets measured at fair value on a non-recurring basis:
Mortgage loans:(1)
Held-for-investment	$—	$—	$72	$72	$(12)
Held-for-sale	—	—	1,022	1,022	(7)
REO, net(2)	—	—	2,029	2,029	(495)
LIHTC partnership equity investments(3)	—	—	6	6	(2)

Total gains (losses)	$—	$—	$3,129	$3,129	$(516)

(1)	Represents carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans, which are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.5 billion, less estimated costs to sell of $106 million (or approximately $1.4 billion) at December 31, 2009. The carrying amount of REO, net was written down to fair value of $2.0 billion, less estimated costs to sell of $169 million (or approximately $1.8 billion) at December 31, 2008.
(3)	Represents the carrying value and related write-downs of impaired low-income housing tax credit partnership equity investments for which adjustments are based on the fair value amounts.
(4)	Represents the carrying value and related write-downs of impaired low-income housing tax credit partnership consolidated investments for which adjustments are based on fair value amounts.
(5)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of December 31, 2009 and 2008, respectively.

98	Freddie Mac

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

99	Freddie Mac

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

100	Freddie Mac

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

101	Freddie Mac

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

102	Freddie Mac

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

In 2009, we enhanced our fair value techniques related to the valuation of several assets and liabilities reported or disclosed in our consolidated fair value balance sheets at fair value, as follows:

•	We changed our technique to value the guarantee obligation to reflect changing market conditions, our revised outlook of future economic conditions and the changes in composition of our guarantee loan portfolio. To derive the fair value of our guarantee obligation, we use entry-pricing information for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but translates into a small portion of the overall fair value of the guarantee obligation). We use our internal credit models, which incorporate factors such as loan characteristics, expected losses and risk premiums without further adjustment for those guaranteed loans that would not qualify for purchase under current underwriting guidelines (used for less than a majority of the guaranteed loans, but translates into the vast majority of the overall fair value of the guarantee obligation). We also adjusted certain inputs to our internal models based on actual impacts of the MHA Program and recent data and enhanced our prepayment model to use state-level house price growth data and forecasts instead of national house price growth data.

•	We changed our valuation technique for single-family mortgage loans that were never securitized to reflect delinquency status based on non-performing loan values from dealers and transition rates to default.

•	We enhanced our valuation technique for multifamily mortgage loans to consider the current credit risk profile for each loan, to better reflect current market conditions.

•	We enhanced our valuation technique for single-family REO properties to incorporate relevant recent historical factors using a model-based approach, to more quickly respond to changing market conditions related to REO, net.

103	Freddie Mac

Table 18.4 — Consolidated Fair Value Balance Sheets(1)

	December 31, 2009		December 31, 2008
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$64.7	$64.7	$45.3	$45.3
Federal funds sold and securities purchased under agreements to resell	7.0	7.0	10.2	10.2
Investments in securities:
Available-for-sale, at fair value	384.7	384.7	458.9	458.9
Trading, at fair value	222.2	222.2	190.4	190.4

Total investments in securities	606.9	606.9	649.3	649.3
Mortgage loans	127.9	119.9	107.6	100.7
Derivative assets, net	0.2	0.2	1.0	1.0
Guarantee asset(3)	10.4	11.0	4.8	5.4
Other assets	24.7	26.7	32.8	34.1

Total assets	$841.8	$836.4	$851.0	$846.0

Liabilities
Total debt, net	$780.6	$795.4	$843.0	$870.6
Guarantee obligation	12.5	94.0	12.1	59.7
Derivative liabilities, net	0.6	0.6	2.3	2.3
Reserve for guarantee losses on Participation Certificates	32.4	—	14.9	—
Other liabilities	11.3	8.9	9.3	9.0

Total liabilities	837.4	898.9	881.6	941.6

Net assets attributable to stockholders
Senior preferred stockholders	51.7	51.7	14.8	14.8
Preferred stockholders	14.1	0.5	14.1	0.1
Common stockholders	(61.5)	(114.7)	(59.6)	(110.5)

Total net assets attributable to Freddie Mac	4.3	(62.5)	(30.7)	(95.6)
Noncontrolling interest	0.1	—	0.1	—

Total net assets	4.4	(62.5)	(30.6)	(95.6)

Total liabilities and net assets	$841.8	$836.4	$851.0	$846.0

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.
(3)	The fair value of our guarantee asset reported exceeds the carrying value primarily because the fair value includes our guarantee asset related to PCs that were issued prior to the implementation of accounting standards for guarantees in 2003 and thus are not recognized on our GAAP consolidated balance sheets.

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

104	Freddie Mac

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

105	Freddie Mac

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

106	Freddie Mac

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

Table 19.1 — Concentration of Credit Risk — Single-Family Loans

	December 31,
	2009		2008
		Delinquency		Delinquency
	Amount(1)	Rate(2)	Amount(1)	Rate(2)
	(dollars in millions)
Single-Family Loans:
By Region(3)

West	$511,588	5.18%	$482,534	1.99%
Northeast	468,325	3.03	447,361	1.27
North Central	348,952	3.16	348,697	1.50
Southeast	339,798	5.47	339,347	2.60
Southwest	233,910	2.14	231,307	1.14

	$1,902,573	3.87%	$1,849,246	1.72%

By State

California	$283,863	5.66%	$259,050	2.27%
Florida	122,074	10.22	125,084	4.92
Arizona	51,633	7.29	52,245	2.83
Nevada	22,486	11.17	23,187	4.11
Michigan	59,537	3.55	61,243	1.61
All others	1,362,980	N/A	1,328,437	N/A

	$1,902,573	3.87%	$1,849,246	1.72%

(1)	Based on the unpaid principal balance of single-family mortgage loans held by us and those underlying our issued PCs and Structured Securities less Structured Securities backed by Ginnie Mae Certificates and Structured Transactions and other guarantees of HFA bonds.
(2)	Based on the number of single-family mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities and long-term standby commitments may be reported on a different schedule due to variances in industry practice. Excludes loans underlying our Structured Transactions.
(3)	Region Designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

107	Freddie Mac

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

108	Freddie Mac

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

109	Freddie Mac

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

110	Freddie Mac

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

111	Freddie Mac

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

112	Freddie Mac

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

113	Freddie Mac

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

Table 21.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Year Ended December 31,
	2009	2008	2007
	(dollars in millions,
	except per share amounts)

Net loss attributable to Freddie Mac	$(21,553)	$(50,119)	$(3,094)
Preferred stock dividends and issuance costs on redeemed preferred stock(1)	(4,105)	(675)	(404)
Amounts allocated to participating security option holders(2)	—	(1)	(5)

Net loss attributable to common stockholders	$(25,658)	$(50,795)	$(3,503)

Weighted average common shares outstanding — basic (in thousands)(3)	3,253,836	1,468,062	651,881
Dilutive potential common shares (in thousands)	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,253,836	1,468,062	651,881

Basic earnings (loss) per common share	$(7.89)	$(34.60)	$(5.37)
Diluted earnings (loss) per common share	$(7.89)	$(34.60)	$(5.37)
Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	7,541	10,611	8,580

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Represents distributed earnings during periods of net losses. Effective January 1, 2009, we retrospectively adopted an amendment to the accounting standards for earnings per share and began including distributed and undistributed earnings associated with unvested stock awards, net of amounts included in compensation expense associated with these awards.
(3)	Includes the weighted average number of shares during 2009 and 2008 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

114	Freddie Mac

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

END OF CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES

115	Freddie Mac

QUARTERLY SELECTED FINANCIAL DATA

	2009
As Previously Reported:	1Q	2Q	3Q
	(in millions,
	except share-related amounts)

Net interest income	$3,859	$4,255	$4,462
Non-interest income (loss)	(3,088)	3,215	(1,082)
Provision for credit losses	(8,791)	(5,199)	(7,577)
All other non-interest expense	(2,768)	(1,688)	(965)
Income tax benefit (expense)	937	184	149
Net (income) loss attributable to noncontrolling interests	—	1	1

Net income (loss) attributable to Freddie Mac	$(9,851)	$768	$(5,012)

Net loss attributable to common stockholders	$(10,229)	$(374)	$(6,305)

Loss per common share(1)
Basic	$(3.14)	$(0.11)	$(1.94)
Diluted	$(3.14)	$(0.11)	$(1.94)

	2009
As Adjusted:(2)	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$3,859	$4,255	$4,462	$4,497	$17,073
Non-interest income (loss)	(3,088)	3,215	(1,082)	(1,777)	(2,732)
Provision for credit losses(2)	(8,915)	(5,665)	(7,973)	(6,977)	(29,530)
All other non-interest expense	(2,768)	(1,688)	(965)	(1,774)	(7,195)
Income tax benefit (expense)	937	184	149	(440)	830
Net (income) loss attributable to noncontrolling interests	—	1	1	(1)	1

Net income (loss) attributable to Freddie Mac(2)	$(9,975)	$302	$(5,408)	$(6,472)	$(21,553)

Net loss attributable to common stockholders(2)	$(10,353)	$(840)	$(6,701)	$(7,764)	$(25,658)

Loss per common share(1)(3)
Basic	$(3.18)	$(0.26)	$(2.06)	$(2.39)	$(7.89)
Diluted	$(3.18)	$(0.26)	$(2.06)	$(2.39)	$(7.89)

	2008
	1Q	2Q	3Q	4Q	Full-Year
	(in millions, except share-related amounts)

Net interest income	$798	$1,529	$1,844	$2,625	$6,796
Non-interest income (loss)	614	56	(11,403)	(18,442)	(29,175)
Provision for credit losses	(1,240)	(2,537)	(5,702)	(6,953)	(16,432)
All other non-interest expense	(743)	(897)	(2,064)	(2,049)	(5,753)
Income tax benefit (expense)	422	1,030	(7,970)	966	(5,552)
Net (income) loss attributable to noncontrolling interests	(2)	(2)	—	1	(3)

Net loss attributable to Freddie Mac	$(151)	$(821)	$(25,295)	$(23,852)	$(50,119)

Net loss attributable to common stockholders	$(424)	$(1,053)	$(25,301)	$(24,017)	$(50,795)

Loss per common share:(1)
Basic	$(0.66)	$(1.63)	$(19.44)	$(7.37)	$(34.60)
Diluted	$(0.66)	$(1.63)	$(19.44)	$(7.37)	$(34.60)

(1)	Earnings (loss) per common share is computed independently for each of the quarters presented. Due to the use of weighted average common shares outstanding when calculating earnings (loss) per share, the sum of the four quarters may not equal the full-year amount. Earnings (loss) per common share amounts may not recalculate using the amounts in this table due to rounding.
(2)	During the fourth quarter of 2009, we identified two errors in loss severity rate inputs used by our models to estimate our single-family loan loss reserves. These errors affected amounts previously reported. We have concluded that while these errors are not material to our previously issued consolidated financial statements for the first three quarters of 2009 or to our consolidated financial statements for the full year 2009, the cumulative impact of correcting these errors in the fourth quarter would have been material to the fourth quarter of 2009. We revised our previously reported results for the first three quarters of 2009 to correct these errors in the appropriate quarterly period. These revisions resulted in a net increase to provision for credit losses in the amounts of $124 million, $466 million and $396 million for the first, second and third quarters of 2009, respectively, within non-interest expense, which correspondingly decreased net income (loss) attributable to Freddie Mac on our consolidated statements of income. We did not recognize income tax benefit on these errors as we have a valuation allowance recorded against our net deferred tax assets. We will appropriately revise the 2009 results in each of our quarterly filings on Form 10-Q when next presented throughout 2010. See “CONTROLS AND PROCEDURES — Changes to Internal Control Over Financial Reporting During the Quarter Ended December 31, 2009 — Identification and Remediation of Material Weakness — Provision for Credit Losses on Certain Structured Transactions” for additional information regarding our identification and remediation of a material weakness relating to the calculation of our provision for credit losses during the quarter ended December 31, 2009.
(3)	We revised our previously reported 2009 quarterly basic and diluted earnings per share in the fourth quarter of 2009 to reflect the adjustments described in endnote (2) above, in the appropriate quarterly period. These adjustments resulted in a net decrease to basic and diluted earnings per share in the amounts of $0.04, $0.15 and $0.12 for the first, second and third quarters of 2009, respectively. We will appropriately revise the 2009 earnings per share in each of our quarterly filings on Form 10-Q when next presented throughout 2010.

116	Freddie Mac

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Consolidated Financial Statements

The consolidated financial statements required to be filed in this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2009 are included in Part II, Item 8.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

An Exhibit Index has been filed as part of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2009 beginning on page E-1 and is incorporated herein by reference.

117	Freddie Mac

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Mortgage Corporation

By:	/s/Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: March 4, 2010

118	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description*

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
10.33
Forms of award agreements under 2009 Long-Term Incentive Award Program (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, as filed on August 7, 2009)†

10.34
Officer Severance Policy, dated August 17, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

10.35
Federal Home Loan Mortgage Corporation Severance Plan (as restated and amended effective January 1, 1997) (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.36
First Amendment to the Federal Home Loan Mortgage Corporation Severance Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.37
Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (as amended and restated effective January 1, 2008) (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.38
First Amendment to the Federal Home Loan Mortgage Corporation Supplemental Executive Retirement Plan (As Amended and Restated January 1, 2008) (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

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
10.45
Federal Home Loan Mortgage Corporation Mandatory Executive Deferred Base Salary Plan, Effective as of January 1, 2009 (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)†

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

E-5	Freddie Mac

Exhibit No.	Description*

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

E-6	Freddie Mac

Exhibit No.	Description*

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
10.76
United States Department of the Treasury Lending Agreement dated September 18, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K as filed on September 23, 2008)

10.77
Memorandum of Understanding Among the Department of the Treasury, the Federal Housing Finance Agency, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, dated October 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 23, 2009)

10.78
New Issue Bond Program Agreement, dated December 9, 2009, among the United States Department of the Treasury, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

10.79
Form of Placement Agreement, dated as of December 9, 2009, among the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the HFA identified on Schedule A (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

10.80
Form of Settlement Agreement, dated as of December 9, 2009, among the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the U.S. Department of the Treasury, the HFA identified on the signature page and U.S. Bank National Association (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

10.81
New Issue Bond Program Agreement, dated December 18, 2009, among the United States Department of the Treasury, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

10.82
Form of the Standby Irrevocable Temporary Credit and Liquidity Facility by Fannie Mae and Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.82 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

10.83
Form of the Agreement to Purchase Participation among the United States Department of the Treasury, Fannie Mae and the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.83 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

10.84
Form of the Reimbursement Agreement among [HFA], [Trustee], Fannie Mae and the Federal Home Loan Mortgage Corporation (incorporated by reference to Exhibit 10.84 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

10.85
Amended and Restated Administration Agreement, dated as of January 22, 2010, among the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

E-7	Freddie Mac

Exhibit No.	Description*

12.1
Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends (incorporated by reference to Exhibit 12.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
24	Powers of Attorney (incorporated by reference to Exhibit 24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)
31.1
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

31.2
Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

31.3	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) with respect to this Amendment No. 1
31.4	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) with respect to this Amendment No. 1
32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

32.2
Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 with respect to this Amendment No. 1
32.4	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350 with respect to this Amendment No. 1

*	The SEC file number for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K is 000-53330.
†	This exhibit is a management contract or compensatory plan or arrangement.

E-8	Freddie Mac