Form 10-K/A
period 2009-12-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2010-04-12
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The Federal Home Loan Mortgage Corporation (“Freddie Mac” or the “company”) is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or the Form 10-K, to provide the additional information required by Part III of Form 10-K. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K, filed on February 24, 2010, as amended by Amendment No. 1 on Form 10-K/A filed on March 4, 2010. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act.

1	Freddie Mac

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background

On September 6, 2008, the Director of the Federal Housing Finance Agency, or FHFA, appointed FHFA as the Conservator of Freddie Mac. Upon its appointment as Conservator, FHFA immediately succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any stockholder, officer or director of Freddie Mac with respect to Freddie Mac and its assets, including, without limitation, the right of holders of Freddie Mac common stock to vote with respect to the election of directors and any other matter for which stockholder approval is required or deemed advisable. In view of the Conservator’s succession to all of the voting power of Freddie Mac’s stockholders, stockholders no longer have the ability to recommend director nominees or vote for the election of the directors of Freddie Mac. Accordingly, Freddie Mac will not solicit proxies, distribute a proxy statement to stockholders, or hold an annual meeting of stockholders in 2010. Instead, the Conservator has elected directors by a written consent in lieu of an annual meeting, as it did in 2009.

Directors

On November 24, 2008, the Conservator reconstituted the Board of Directors, or the Board, of Freddie Mac and delegated certain powers to the Board while reserving certain powers of approval to itself. See “Authority of the Board and Board Committees.” The Conservator determined that the Board is to have a non-executive Chairman, and is to consist of a minimum of nine and not more than 13 directors, with the Chief Executive Officer being the only corporate officer serving as a member of the Board.

On December 21, 2009, Freddie Mac announced that Barbara T. Alexander had notified FHFA that she would not stand for re-election to our Board at the expiration of her then-current term.

The Conservator executed a written consent, effective March 19, 2010, electing all of the then-current directors other than Ms. Alexander to another term as directors of Freddie Mac. The terms of those directors will end (i) on the date of the next annual meeting of stockholders of Freddie Mac, or (ii) when the Conservator next elects directors by written consent, whichever occurs first.

The Board is engaged in the process of identifying an appropriate and qualified candidate to fill the vacancy created by Ms. Alexander’s departure from the Board. If such a candidate is identified, we anticipate that the Board will appoint that individual to fill the vacancy, subject to review by the Conservator, pursuant to authority delegated to the Board by the Conservator. The term of a director appointed by the Board to fill the vacancy would end at the same time as the terms of the directors elected by the Conservator by written consent.

Freddie Mac’s Board seeks candidates for the Board who have achieved a high level of stature, success and respect in their principal occupations. Each of our current directors was selected as a candidate because of his or her character, judgment, experience and expertise. The qualifications of candidates also were evaluated in light of the requirement in our charter, as amended by the Reform Act, that our Board must at all times have at least one individual from the homebuilding, mortgage lending and real estate industries, and at least one person from an organization representing consumer or community interests or one person who has demonstrated a career commitment to the provision of housing for low-income households. Consistent with the examination guidance for Corporate Governance issued by FHFA, the factors considered also include the knowledge directors would have, as a group, in the areas of business, finance, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions and any other areas that may be relevant to the safe and sound operation of Freddie Mac. Additionally, in accordance with the guidance issued by FHFA, we considered whether a candidate’s other commitments, including the number of other board memberships, would permit the candidate to devote sufficient time to the candidate’s duties and responsibilities as a Freddie Mac director.

2	Freddie Mac

The following is a brief discussion of: the age and length of Board service of each director; the directors’ experience, qualifications, attributes and/or skills; and other biographical information about our directors, as of April 8, 2010:

•	Linda B. Bammann joined the Board in December 2008. She is 54 years old. She is an experienced finance executive with in-depth knowledge of risk management gained from her previous employment and board memberships.

Ms. Bammann was Executive Vice President, Deputy Chief Risk Officer for JPMorgan Chase & Co. from July 2004 until her retirement in January 2005. Prior to that, Ms. Bammann held several positions with Bank One Corporation beginning in 2000, including Executive Vice President and Chief Risk Management Officer from 2001 until Bank One’s acquisition by JPMorgan Chase & Co. in July 2004. Ms. Bammann also was a member of Bank One’s executive planning group. From 1992 to 2000, Ms. Bammann was a Managing Director with UBS Warburg LLC and predecessor firms. Ms. Bammann was a board member of the Risk Management Association, and chairperson of the Loan Syndications and Trading Association. Ms. Bammann currently is a director of Manulife Financial Corporation, where she is a member of the Risk Committee and the Conduct, Review and Ethics Committee, and of The Manufactures Life Insurance Company, a subsidiary of Manulife Financial Corporation.

•	Carolyn H. Byrd joined the Board in December 2008. She is 61 years old. She is an experienced finance executive who has held a variety of leadership positions. She also has significant public company audit committee experience.

Ms. Byrd has been Chairman and Chief Executive Officer of GlobalTech Financial, LLC, a financial services company she founded, since 2000. From 1997 to 2000, Ms. Byrd was President of Coca-Cola Financial Corporation. From 1977 to 1997, Ms. Byrd held a variety of domestic and international positions with The Coca-Cola Company, including Chief of Internal Audits and Director of the Corporate Auditing Department. She is currently a director of AFC Enterprises, Inc., where she is the Chair of the Audit Committee and a member of the People Services (Compensation) Committee. Ms. Byrd is a former member of the board of directors and audit committee member of Circuit City Stores, Inc. and RARE Hospitality International, Inc., and she also served on the board of directors of St. Paul Travelers Companies, Inc.

•	Robert R. Glauber joined the Board in 2006. He is 71 years old. Mr. Glauber is an experienced finance executive who has held several leadership positions in the private and public sectors and has academic experience focusing on financial matters.

From March 13, 2009 until August 10, 2009, Mr. Glauber served as our Interim Non-Executive Chairman while Mr. Koskinen served as our Interim Chief Executive Officer. Mr. Glauber is a Lecturer at Harvard’s Kennedy School of Government and was a visiting professor at the Harvard Law School in 2007 and 2009. Previously, he served as Chairman and Chief Executive Officer of the National Association of Securities Dealers, or the NASD (now the Financial Industry Regulatory Authority, Inc., or FINRA), the private-sector regulator of U.S. securities firms, from September 2001 to September 2006, after becoming NASD’s CEO in November 2000. Prior to becoming an officer at NASD, he was a Lecturer at the Kennedy School from 1992 until 2000, Under Secretary of the Treasury for Finance from 1989 to 1992 and, prior to that, a Professor of Finance at the Harvard Business School for 25 years. In 1987-88, Mr. Glauber served as Executive Director of the Task Force (“Brady Commission”) appointed by President Reagan to report on the October 1987 stock market break. He has served on the boards of the Federal Reserve Bank of Boston, a number of Dreyfus mutual funds, the Investment Company Institute, Quadra Realty Trust and as president of the Boston Economic Club. Mr. Glauber currently is a director of Moody’s Corporation, where he is a member of the Audit Committee and the Governance and Compensation Committee; Chairman of XL Capital Ltd. (an insurance company), where he is the Chair of the Management Development and Compensation Committee and a member of the Governance and External Affairs Committee and the Finance

3	Freddie Mac

Committee; and a Trustee of the International Accounting Standards Committee Foundation. He has been a Senior Advisor at Peter J. Solomon Co., an investment bank, since November 2006.

•	Charles E. Haldeman, Jr. joined the Board in August 2009, effective upon the commencement of his employment as Chief Executive Officer of Freddie Mac. He is 61 years old. He is an experienced finance executive and leader of finance and investment organizations.

Prior to joining Freddie Mac, Mr. Haldeman served as Chairman of Putnam Investment Management, LLC, the investment advisor for the Putnam Funds, from July 2008 though June 2009. He joined Putnam Investments in 2002 as Senior Managing Director and Co-Head of the investment division, was appointed President and Chief Executive Officer in November 2003, and served in that capacity until June 2008. He was a member of Putnam Funds’ Board of Trustees from 2004 until July 2009, and was named President of the Putnam Funds in 2007. He served as a member of Putnam Investments’ Board of Trustees from November 2003 until June 2009, where he served as a member of the audit committee. Prior to joining Putnam, Mr. Haldeman served as Chief Executive Officer of Delaware Investments from 2000 to 2002, and as chairman from 2001 to 2002. He was the President and Chief Operating Officer of United Asset Management Corporation (“UAM”) from 1998 to 1999. Before his service at UAM, he worked in various roles at Cooke & Bieler, Inc., an investment management firm and affiliate of UAM, from 1974 to 1998, most recently as Managing Partner. Mr. Haldeman is currently chairman of Dartmouth College’s Board of Trustees. He also serves on the Harvard Business School Board of Dean’s Advisors.

•	Laurence E. Hirsch joined the Board in December 2008. He is 64 years old. He is an experienced finance executive who has held leadership positions in the homebuilding and real estate and investment industries.

Mr. Hirsch has been Chairman of Highlander Partners, L.P., a private equity firm, since April 2004. Mr. Hirsch was Chief Executive Officer of Centex Corporation, a large homebuilder, from 1988 until his retirement in March 2004 and its Chairman from 1991 until March 2004. Mr. Hirsch is the Chairman of Eagle Materials Inc., where he is also Chairman of the Executive Committee. Mr. Hirsch is a director of A. H. Belo Corporation, where he is a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, and formerly served on the board of directors of Belo Corp., its parent company. In addition, Mr. Hirsch is Chairman of the Center for European Policy Analysis in Washington, D.C.

•	John A. Koskinen joined the Board in September 2008. He is 70 years old. He brings over thirty-five years of executive, board and government experience to the Board. He has managed a wide range of companies and divisions engaged in a variety of activities including mortgage securitization and investment, real estate development and management, hotel and resort operations, home building and insurance.

Mr. Koskinen served as Non-Executive Chairman of Freddie Mac from September 2008 until March 13, 2009, when he became our Interim Chief Executive Officer. He resumed the role of Non-Executive Chairman on August 10, 2009. In addition, Mr. Koskinen performed the function of principal financial officer on an interim basis from April 22, 2009 until August 10, 2009. Previously, Mr. Koskinen was President of the United States Soccer Foundation for four years, deputy mayor and city administrator of Washington, D.C. from 2000 to 2003, assistant to the president and chair of the President’s Council on Year 2000 Conversion from 1998 to 2000 and deputy director for management of the Office of Management and Budget from 1994 to 1997. Prior to his government service, Mr. Koskinen worked as a senior executive of The Palmieri Company, including serving as President and Chief Executive Officer, participating in the restructuring of a range of large, troubled enterprises including Penn Central, the Teamsters Pension Fund, Levitt and Sons, Inc. and Mutual Benefit. Mr. Koskinen also is a director of The AES Corporation, where he is a member of the Financial Audit Committee and the Compensation Committee, and American Capital, Ltd., where he is a member of the Audit and Compliance Committee.

4	Freddie Mac

•	Christopher S. Lynch joined the Board in December 2008. He is 52 years old. He is an experienced senior accounting executive who served as the lead audit signing Partner and Account Executive for several large financial institutions with mortgage lending businesses. He also has significant public company audit committee experience and risk management experience.

Mr. Lynch is an independent consultant providing a variety of services to financial intermediaries, including risk management, strategy, governance, financial and regulatory reporting and troubled-asset management. Prior to retiring from KPMG LLP in May 2007, Mr. Lynch held a variety of leadership positions at KPMG, including National Partner in Charge — Financial Services, the U.S. firm’s largest industry division. Mr. Lynch chaired KPMG’s Americas Financial Services Leadership team, was a member of the Global Financial Services Leadership and the U.S. Industries Leadership teams and led the Banking & Finance practice. Mr. Lynch also served as a partner in KPMG’s Department of Professional Practice and as a Practice Fellow at the Financial Accounting Standards Board. Mr. Lynch was the lead and audit signing partner for some of KPMG’s largest financial services clients. Mr. Lynch also is a director of American International Group, Inc., where he is the Chair of the Audit Committee and a member of the Finance and Risk Management Committee.

•	Nicolas P. Retsinas joined the Board in 2007. He is 63 years old. He is an experienced leader in the governmental and educational sectors, with in-depth knowledge of the mortgage lending and real estate industries. He also has represented consumer and community interests and has demonstrated a career commitment to the provision of housing for low-income households.

Since 1998, Mr. Retsinas has been Director of Harvard University’s Joint Center for Housing Studies. He also is a lecturer in Housing Studies at the Graduate School of Design and the Harvard Kennedy School of Government, and is a lecturer in Real Estate at the Harvard Business School. Prior to his Harvard appointment, Mr. Retsinas served as Assistant Secretary for Housing— Federal Housing Commissioner at the United States Department of Housing and Urban Development from 1993 to 1998 and as Director of the Office of Thrift Supervision from 1996 to 1997. He served on the Board of the Federal Deposit Insurance Corporation from 1996 to 1997, the Federal Housing Finance Board from 1993 to 1998 and the Neighborhood Reinvestment Corporation from 1993 to 1998. Mr. Retsinas serves on the Board of Trustees for the National Housing Endowment and for Enterprise Community Partners and on the Board of Directors of the Center for Responsible Lending.

•	Eugene B. Shanks, Jr. joined the Board in December 2008. He is 63 years old. He is an experienced finance executive with leadership and risk management expertise.

Mr. Shanks is a Trustee of Vanderbilt University, a member of the Advisory Board of the Stanford Institute for Economic Policy Research, a director of NewPower Holdings, Inc., and a founding director at The Posse Foundation. From November 2007 until August 2008, Mr. Shanks was the acting Chief Executive Officer of Trinsum Group, Incorporated, a strategic consulting and asset management company. From 1997 until its sale in 2002, Mr. Shanks was President and Chief Executive Officer of NetRisk, Inc., a risk management software and advisory services company he founded. From 1973 to 1978 and from 1980 to 1995, Mr. Shanks held a variety of positions with Bankers Trust New York Corporation, including head of Global Markets from 1986 to 1992 and President and Director from 1992 to 1995.

•	Anthony A. Williams joined the Board in December 2008. He is 58 years old. He is an experienced leader of state and local governments, with extensive knowledge concerning real estate and housing for low-income individuals. He also has significant experience in financial matters and is an experienced academic focusing on public management issues.

Mr. Williams is the William H. Bloomberg Lecturer in Public Management at Harvard’s Kennedy School of Government. Since January 4, 2010, he has served as Executive Director of the Government Practice at The Corporate Executive Board Company. Since May 2009, Mr. Williams has been affiliated with Arent Fox LLP. Prior to this, Mr. Williams served as the Chief Executive Officer of Primum Public Realty Trust, beginning in January 2007. Mr. Williams served as the Mayor of Washington, D.C. from 1999 to January 2007, and as its Chief Financial Officer from 1995 to 1998. In

5	Freddie Mac

2005, Mr. Williams served as Vice Chair of the Metropolitan Washington Council of Governments, and in 2004, Mr. Williams served as President of the National League of Cities. From 1993 to 1995, Mr. Williams was the first Chief Financial Officer for the U.S. Department of Agriculture. From 1991 to 1993, Mr. Williams was the Deputy State Comptroller of Connecticut. From 1989 to 1991, Mr. Williams was the Executive Director of the Community Development Agency of St. Louis, Missouri. From 1988 to 1989, Mr. Williams was an Assistant Director with the Boston Redevelopment Authority where he led the Department of Neighborhood Housing and Development, one of the Authority’s four primary divisions. Mr. Williams also is a director of Meruelo Maddux Properties, Inc., where he is a member of the Audit Committee and the Nominating and Corporate Governance Committee.

Authority of the Board and Board Committees

The directors serve on behalf of, and exercise authority as directed by, the Conservator. The Conservator has delegated to the Board and its committees authority to function in accordance with the duties and authorities set forth in applicable statutes, regulations and regulatory examination and policy guidance, and Freddie Mac’s Bylaws and Board committee charters, as such duties or authorities may be modified by the Conservator. The Conservator has instructed the Board that it should consult with and obtain the approval of the Conservator before taking action in the following areas:

•	actions involving capital stock, dividends, the senior preferred stock purchase agreement, or the Purchase Agreement, between the company and the U.S. Department of the Treasury, or Treasury, increases in risk limits, material changes in accounting policy, and reasonably foreseeable material increases in operational risk;

•	creation of any subsidiary or affiliate or any substantial transaction between Freddie Mac and any of its subsidiaries or affiliates, except for transactions undertaken in the ordinary course (e.g., the creation of a trust, real estate mortgage investment conduit (REMIC), real estate investment trust (REIT) or similar vehicle);

•	matters that relate to conservatorship, such as, but not limited to, the initiation of, and material actions in connection with, significant litigation addressing the actions or authority of the Conservator, repudiation of contracts, qualified financial contracts in dispute due to our conservatorship and counterparties attempting to nullify or amend contracts due to our conservatorship;

•	actions involving hiring, compensation and termination benefits of directors and officers at the executive vice president level and above (including, regardless of title, executive positions with the functions of chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general/internal auditor);

•	actions involving the retention and termination of external auditors and law firms serving as consultants to the Board;

•	settlements in excess of $50 million of litigation, claims, regulatory proceedings or tax-related matters;

•	any merger with or purchase or acquisition of a business involving consideration in excess of $50 million; and

•	any action that, in the reasonable business judgment of the Board at the time that the action is taken, is likely to cause significant reputation risk.

6	Freddie Mac

The Board has five standing committees: Audit; Business and Risk; Compensation; Executive; and Nominating and Governance. The membership of current Board members on each committee is shown in the table below.

Nominating and
Director	Audit	Business and Risk	Compensation	Executive	Governance

L. Bammann		Chair	X	X
C. Byrd	X				X
R. Glauber	X			X	Chair
C. Haldeman				X
L. Hirsch		X			X
J. Koskinen				Chair
C. Lynch	Chair		X	X
N. Retsinas		X			X
E. Shanks		X	Chair	X
A. Williams	X				X

The charters reflecting the duties of the committees have been adopted by the Board and approved by the Conservator. All the charters of the standing committees are available on our website at www.freddiemac.com/governance/bd_committees.html.

Freddie Mac’s Board has an independent Non-Executive Chairman, whose responsibilities include presiding over meetings of the Board, regularly scheduled executive sessions of the non-employee directors and executive sessions including only the independent directors that occur at least once annually if any of the non-employee directors are not independent. Mr. Koskinen was appointed to the position of Non-Executive Chairman by the Conservator in September 2008. He served in that position until March 13, 2009, when he assumed the position of Interim Chief Executive Officer. He resumed his duties as the Non-Executive Chairman on August 10, 2009 after Mr. Haldeman became Chief Executive Officer. Mr. Glauber assumed the position of Interim Non-Executive Chairman during the same period that Mr. Koskinen temporarily vacated that position.

Communications with Directors

Interested parties wishing to communicate any concerns or questions about Freddie Mac to the Non-Executive Chairman of the Board or to our non-employee directors as a group may do so by U.S. mail, addressed to the Corporate Secretary, Freddie Mac, Mail Stop 200, 8200 Jones Branch Drive, McLean, VA 22102-3110. Communications may be addressed to a specific director or directors or to groups of directors, such as the independent or non-employee directors.

Executive Officers

As of April 8, 2010, our executive officers are as follows:

Name	Age	Year of Affiliation	Position

Charles E. Haldeman, Jr.	61	2009	Chief Executive Officer
Bruce M. Witherell	50	2009	Chief Operating Officer
Ross J. Kari	51	2009	Executive Vice President — Chief Financial Officer
Donald J. Bisenius	51	1992	Executive Vice President — Single Family Credit Guarantee Business
Robert E. Bostrom	57	2006	Executive Vice President — General Counsel & Corporate Secretary
Paul G. George	58	2005	Executive Vice President — Human Resources & Corporate Services
Michael Perlman	59	2007	Executive Vice President — Operations & Technology
Raymond G. Romano	48	2004	Executive Vice President — Chief Credit Officer
Peter J. Federico	44	1988	Senior Vice President — Investments & Capital Markets and Treasurer
Timothy F. Kenny	48	2007	Senior Vice President — General Auditor
Michael C. May	51	1983	Senior Vice President — Multifamily
Hollis S. McLoughlin	59	2004	Senior Vice President — External Relations
Paul E. Mullings	59	2005	Senior Vice President — Single Family Sourcing
Jerry Weiss	52	2003	Senior Vice President — Compliance, Regulatory Affairs and Mission, and Chief Compliance Officer
Paige H. Wisdom	48	2008	Senior Vice President — Chief Enterprise Risk Officer

7	Freddie Mac

The following is a brief biographical description of each executive officer who is not also a member of the Board.

Bruce M. Witherell was appointed Freddie Mac’s Chief Operating Officer effective September 2009. From May 2008 until he joined Freddie Mac, Mr. Witherell served as Managing Director of PrimeStone Partners, LLC, a private investment and advisory firm. Previously, Mr. Witherell served as Managing Director and Global Co-Head of the residential mortgage business of Morgan Stanley, a global financial services firm, from December 2006 to May 2008. Before his service at Morgan Stanley, he worked in various roles at Lehman Brothers Holdings Inc., a global investment bank, for 15 years, including as Chief Executive Officer of Lehman Brothers Bank and as Chief Executive Officer of Aurora Loan Services from 2003 to 2006.

Ross J. Kari was appointed the company’s Executive Vice President — Chief Financial Officer, effective October 2009. Mr. Kari joined Freddie Mac from Fifth Third Bancorp, a financial services firm, where he served as Executive Vice President and Chief Financial Officer beginning in November 2008. Previously, he served as Executive Vice President and Chief Financial Officer of Safeco Corporation, an insurance firm, from June 2006 to October 2008. Prior to that, Mr. Kari served as Executive Vice President and Chief Operating Officer of the Federal Home Loan Bank of San Francisco, a government sponsored enterprise and part of the Federal Home Loan Bank System, from February 2002 to June 2006. Mr. Kari is a member of the board of directors of KKR Financial Holdings LLC where he is the Chairman of the Audit Committee.

Donald J. Bisenius was appointed Executive Vice President — Single Family Credit Guarantee in May 2009. Prior to holding his current position, he served as Senior Vice President — Single Family Credit Guarantee from May 2008 until May 2009 and Senior Vice President — Credit Policy and Portfolio Management from November 2003 until April 2008. From October 2001 until October 2003. Mr. Bisenius was Senior Vice President — Credit Risk Management. Prior to that, he served in a number of positions with Freddie Mac since joining us in January 1992. Before his service at Freddie Mac, Mr. Bisenius served in a variety of positions with the Federal Housing Finance Board and the Federal Home Loan Bank Board in Washington, DC.

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

Raymond G. Romano was appointed Executive Vice President — Chief Credit Officer in April 2009. Prior to this appointment, he served as our Senior Vice President — Chief Credit Officer from December 2008 until March 2009 and as acting Chief Credit Officer from September 2008 until December 2008. Before being appointed Chief Credit Officer, Mr. Romano served as Senior Vice President — Credit Risk Oversight, a position he held since March 2004. Prior to that, Mr. Romano served as Senior Vice President and Chief

8	Freddie Mac

Credit Risk Officer and other executive positions at different major financial institutions including North American Mortgage Company in Tampa, Dime Savings Bank of NY, and with Citicorp’s Investment Bank.

Peter J. Federico was appointed Senior Vice President — Investments & Capital Markets and Treasurer in May 2009. In this position, Mr. Federico is responsible for managing all of Freddie Mac’s mortgage investment activities for the mortgage-related investments portfolio. He also manages the company’s short- and long-term debt issuance program. Mr. Federico joined Freddie Mac in 1988. From December 2008 until May 2009, he served as Treasurer and Senior Vice President — Treasury & Liability Management, a position in which he was responsible for managing the company’s debt and equity funding, as well as its Liquidity & Contingency Portfolio of non-mortgage investments. From March 2006 to December 2008, Mr. Federico served as Senior Vice President — Asset & Liability Management, managing the interest rate risks associated with the company’s mortgage investment and guarantee businesses. In that position, he also was responsible for the management of Freddie Mac’s Liquidity and Contingency Portfolio. He was named Vice President, Asset & Liability Management, in 2000.

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

Michael C. May was appointed Senior Vice President — Multifamily in August 2005. Prior to this appointment, Mr. May served as our Senior Vice President, Operations starting in February 2005. He also served as Senior Vice President, Mortgage Sourcing, Operations & Funding from November 2003 to February 2005. Prior to that, Mr. May held the positions of Senior Vice President, Single Family Operations from July 2002 through October 2003 and Senior Vice President, Project Enterprise from January 2001 to July 2002. Mr. May also held various positions at our company since joining us in 1983.

Hollis S. McLoughlin was appointed Senior Vice President — External Relations in September 2008. Prior to that he served as Senior Vice President — External Relations and Chief of Staff from April 2008 until September 2008. Prior to this appointment, Mr. McLoughlin served as our Senior Vice President, External Relations starting in January 2006. He also served as Senior Vice President and Chief of Staff from April 2004 to January 2006. During the period from 1998 until 2004, Mr. McLoughlin was Chief Operating Officer of two private equity-backed operating companies. Before that, he was one of the founding partners of Darby Overseas, a private equity partnership based in Washington, D.C. He also has been a senior executive at Purolator Courier, an overnight delivery company, and a privately held transportation company. Mr. McLoughlin served from 1989 through 1992 as assistant secretary of the Treasury under President George Bush, where he was responsible for the coordination of all policy and management of several key internal functions. He served as chief of staff to Sen. Nicholas Brady, R-N.J., in 1982 and to Rep. Millicent Fenwick, R-N.J., from 1975 to 1979.

Paul E. Mullings was appointed Senior Vice President — Single Family Sourcing in July 2005. Before joining us, Mr. Mullings was Senior Vice President of JPMorgan Chase and Mortgage Finance Manager and Fair Lending Executive at Chase Home Finance. Prior to joining Chase Home Finance in 1997, Mr. Mullings was President and Chief Executive Officer of Mortgage Electronic Registration Systems, Inc. Mr. Mullings was also President and Chief Executive Officer of the residential mortgage division of First Interstate Bank, Los Angeles. Prior to First Interstate, he held a series of senior management positions with increasing responsibilities at Glendale Federal Bank, Glendale, California.

Jerry Weiss was appointed Senior Vice President — Compliance, Regulatory Affairs and Mission, and Chief Compliance Officer in April 2009. More recently, he has also become responsible for overseeing both

9	Freddie Mac

the company’s affordable housing mission and activities related to the President’s Making Home Affordable Program. Mr. Weiss served as Senior Vice President — Compliance and Regulatory Affairs and Chief Compliance Officer from April 2008 until April 2009. Prior to this appointment, Mr. Weiss served as our Senior Vice President and Chief Compliance Officer since joining us in October 2003. Prior to joining us, Mr. Weiss worked from 1990 at Merrill Lynch Investment Managers, most recently as First Vice President and Global Head of Compliance. From 1982 to 1990, Mr. Weiss was with a national law practice in Washington, D.C., where he specialized in securities regulation and corporate finance matters.

Paige H. Wisdom was appointed Senior Vice President — Chief Enterprise Risk Officer in April 2010. Prior to this appointment, she served as the Senior Vice President — Business Unit Chief Financial Officer from January 2008 through March 2010. From August 2004 until December 2007, Ms. Wisdom served as a Business Unit Chief Financial Officer at Bank of America for key businesses including Global Business and Financial Services; Business, Lending, and Global Technology; and Service and Fulfillment. Prior to joining Bank of America, Ms. Wisdom served at Bank One Corporation/JP Morgan from June 2000 until July 2004, most recently as the Chief Financial Officer, Corporate Bank. Prior to that she served in leadership positions with increasing responsibilities at UBS/Warburg Dillon Read, Citibank Salomon Smith Barney, and Swiss Bank Corporation/SBC Warburg Dillon Read.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the directors and executive officers of a reporting company and persons who own more than 10% of a registered class of such company’s equity securities to file reports of ownership and changes in ownership with the SEC and the exchange on which such company’s securities trade, and to furnish the company with copies of the reports. Based solely on a review of such reports, we believe that during 2009 our directors and executive officers complied with such reporting obligations.

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

Indemnification Agreements

Freddie Mac has entered into an indemnification agreement with each of its current directors and executive officers (except for Ms. Wisdom) (each, an “indemnitee”). A copy of the form of indemnification agreement is filed as Exhibit 10.2 to our Form 8-K filed on December 23, 2008 and is incorporated herein by reference.

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

10	Freddie Mac

in the event the conservatorship is terminated. The indemnification agreements also provide that indemnification for actions instituted by FHFA will be governed by the standards set forth in FHFA’s Notice of Proposed Rulemaking published in the Federal Register on November 14, 2008, proposing an amendment to FHFA’s interim final golden parachute payments regulation to address prohibited and permissible indemnification payments. In January 2009, FHFA issued final regulations relating to golden parachute payments. Under those final regulations, FHFA may limit golden parachute payments, and the regulations set forth factors to be considered by the Director of FHFA in acting upon his authority to limit these payments. A new proposed rule was published by FHFA in June 2009 that has not yet been adopted in final form. In general, this proposal would give FHFA the authority to prohibit indemnification payments in cases involving administrative proceedings before FHFA or civil actions initiated by FHFA.

Audit Committee Financial Expert

We have a standing Audit Committee that satisfies the “audit committee” definition under Section 3(a)(58)(A) of the Exchange Act, the requirements of Rule 10A-3 under the Exchange Act and Sections 303A.06 and 303A.07 of the New York Stock Exchange, or NYSE, Listed Company Manual. The current members of the Audit Committee are Carolyn H. Byrd, Robert R. Glauber, Christopher S. Lynch and Anthony A. Williams, all of whom the Board determined in March 2010 are independent within the meaning of Rule 10A-3 under the Exchange Act and Section 303A.02 of the NYSE Listed Company Manual.

Mr. Lynch has been a member of the Audit Committee since December 18, 2008 and currently is its chairman. The Board determined in March 2010 that Mr. Lynch meets the definition of an “audit committee financial expert” under SEC regulations.

11	Freddie Mac

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Discussion and Analysis addresses the following items:

•	Statutory and Regulatory Framework for Oversight of Compensation Programs

•	Role of the Compensation Committee

•	Named Executive Officers for 2009

•	Executive Management Compensation Program

•	Written Agreements Relating to Employment of CEO and CFO

•	Other Executive Compensation Considerations

Under conservatorship, we have a variety of different, and potentially competing, objectives, including:

•	providing liquidity, stability and affordability to the mortgage market;

•	continuing to provide additional assistance to the struggling housing and mortgage markets;

•	reducing the need to draw funds from Treasury pursuant to the Purchase Agreement;

•	returning to long-term profitability; and

•	protecting the interests of taxpayers.

Working toward these various objectives requires us to hire, retain and motivate executives to implement our business strategies effectively and respond to changing market conditions. Our executive compensation policies and practices are intended to support our ability to achieve these goals.

The importance of achieving these goals was recognized by FHFA Acting Director DeMarco in his February 2, 2010 letter to Congressional leaders on the status of the conservatorship of Freddie Mac and Fannie Mae:

The senior executives [of the Enterprises] are essential to the Enterprises fulfilling the important goals of the conservatorships. It is critical to retain existing staff, including many senior managers, and critical to attract new executive management to fill the vacancies. The challenge of meeting this goal with companies in conservatorship is immense. The Enterprises operate with an uncertain future that will be the source of much public debate. As conservator, I believe it is critical to protect the taxpayer interests in the Enterprises by ensuring that each company has experienced, qualified people managing the day-to-day business operations in the midst of this uncertainty.

Statutory and Regulatory Framework for Oversight of Compensation Programs

Federal statutes have provided for regulatory oversight of our executive compensation for many years. Regulatory authorities with respect to compensation were expanded in July 2008 with the enactment of the Reform Act and further expanded when we entered conservatorship in September 2008. Set forth below is a summary of the sources of FHFA’s authority with respect to our compensation programs:

•	When the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (“FHEFSSA”) established the Office of Federal Housing Enterprise Oversight (“OFHEO”), FHFA’s predecessor, as our safety and soundness regulator, it provided OFHEO with authority to prohibit executive compensation that is not reasonable and comparable with practices at other similar businesses. In addition, FHEFSSA required OFHEO approval for any termination benefits to be paid to our executive officers.

•	The Reform Act established FHFA as the successor to OFHEO and provided FHFA with additional authorities with respect to executive compensation, including the ability to withhold compensation for

12	Freddie Mac

executive officers and the temporary authority (effective through the end of 2009) to approve, disapprove or modify executive compensation.

•	When FHFA was appointed as our Conservator in September 2008, it not only retained all of the regulatory authority provided by statute, but also assumed all of the rights, titles, powers and privileges of the company and its stockholders, directors and management, including the authority to set executive compensation. Under the terms of the Purchase Agreement, FHFA is required to consult with Treasury on compensation matters for our executive officers.

•	Under the Reform Act and regulations issued by FHFA, the Director of FHFA has the authority to prohibit or limit us from making any “golden parachute payment” to specified categories of persons, including the named executive officers. A “golden parachute payment” is defined to include any payment that: (1) either is contingent on, or by its terms is payable on or after, the termination of a person’s primary employment or affiliation with us and (2) is received on or after the date on which a conservator was appointed for us. Under the regulations, the term “golden parachute payment” does not include certain payments including: (1) a payment made pursuant to a tax-qualified pension or retirement plan, (2) a payment pursuant to a bona fide deferred compensation plan or arrangement that the Director of FHFA determines, by regulation or order, to be permissible, or (3) a payment made by reason of death or by reason of termination caused by disability.

Under conservatorship, the incentives available for our executive officers have been significantly limited, as previously awarded equity compensation has lost almost all of its value, and no performance-based cash bonuses or equity awards were made for 2008. Given the uncertainties regarding the company’s future status to which the conservatorship and related developments gave rise, FHFA in September 2008 structured and Freddie Mac subsequently adopted a retention program to encourage the remaining executive officers and other key employees to stay with the company. The awards made in 2008 under the Retention Program to named executive officers provided for cash payments in three installments during 2008 and 2009, with a fourth, performance-based installment payable in March 2010 if the executive achieved certain performance objectives. See “— Executive Management Compensation Program — Determination of 2009 Performance Year Compensation for Named Executive Officers.”

In addition, in order to provide a comprehensive program for executive compensation that balances the interest of the government and the public in efficient management of the company against the need to attract and retain managers with the skills required to lead the company in this challenging environment, the Board of Directors, with the approval of FHFA after consulting with Treasury, adopted the Executive Management Compensation Program and made compensation decisions with respect to 2009 and 2010. These actions and the reasons they were taken are discussed below under “— Executive Management Compensation Program.”

Role of the Compensation Committee

As described above, FHFA has reconstituted our Board and appointed a Compensation Committee. Although the Compensation Committee (which we sometimes refer to as the Committee) takes the lead role in considering and recommending executive compensation, the following circumstances will affect the Committee’s exercise of its authority:

•	Our directors serve on behalf of FHFA and exercise their authority as directed by FHFA. More information about the role of our directors is provided above in “Item 10 — Directors, Executive Officers and Corporate Governance — Authority of the Board and Board Committees.”

•	FHFA, as our Conservator, has directed that our Board consult with and obtain FHFA’s approval before taking any action involving compensation or termination benefits for any officer at the executive vice president level and above and including, regardless of title, executives who hold positions with the functions of chief operating officer, chief financial officer, general counsel, chief business officer, chief investment officer, treasurer, chief compliance officer, chief risk officer and chief/general internal auditor.

13	Freddie Mac

•	While we are in conservatorship, FHFA, as our Conservator, retains the authority not only to approve both the terms and amount of any compensation to any of our executive officers, but also to modify any such arrangements.

•	Under the terms of the Purchase Agreement, we may not enter into any new compensation arrangements or increase amounts or benefits payable under existing compensation arrangements of any executive officer without the consent of the Director of FHFA, in consultation with the Secretary of the Treasury.

•	Under the terms of the Purchase Agreement, we may not sell or issue any equity securities without the prior written consent of Treasury, other than as required by the terms of any binding agreement in effect on the date of the Purchase Agreement. This provision restricts our ability to offer equity-based compensation.

Named Executive Officers for 2009

The following eight individuals were determined to be the named executive officers of Freddie Mac for the year ended December 31, 2009:

Charles E. Haldeman, Jr., Chief Executive Officer
David M. Moffett, former Chief Executive Officer
John A. Koskinen, former Interim Chief Executive Officer
  (also performed function of principal financial officer on interim basis)
Ross J. Kari, Executive Vice President — Chief Financial Officer
David B. Kellermann, former Acting Chief Financial Officer
Robert E. Bostrom, Executive Vice President — General Counsel & Corporate Secretary
Peter J. Federico, Senior Vice President — Investments & Capital Markets and Treasurer
Michael Perlman, Executive Vice President — Operations & Technology

Information about the types and amounts of compensation paid to these individuals during 2009 is set forth below under “Compensation Tables.”

Executive Management Compensation Program

Overview of Program Structure and Objectives

Our senior management, Compensation Committee and Board of Directors worked closely with FHFA over the course of several months to develop and refine the overall structure of our executive management compensation program for named executive officers. On December 24, 2009, Freddie Mac announced that it had adopted, with the approval of FHFA and in consultation with Treasury, an Executive Management Compensation Program (the “Executive Compensation Program”) covering the compensation of Freddie Mac executives in the following positions: chief executive officer (CEO), chief operating officer (COO), chief financial officer (CFO), executive vice presidents (EVPs), and senior vice presidents (SVPs) (each, a “Covered Officer”). All of the named executive officers for 2009 (except for Messrs. Moffett, Koskinen and Kellermann) are Covered Officers under the Executive Compensation Program.

Copies of the Executive Management Compensation Program, the Executive Management Compensation Recapture Policy and certain other documents setting forth the terms of the Executive Compensation Program were filed as Exhibits 10.1 through 10.4 to the Form 8-K announcing the adoption of the Executive Compensation Program (the “Compensation Program Form 8-K”).

The Executive Compensation Program reflects the principles established by Treasury’s executive compensation guidelines for companies receiving federal assistance, as well as several key principles that are specific to Freddie Mac. First, the Executive Compensation Program was designed to closely align executive pay with corporate performance, to be measured primarily by the company’s achievements in its important mission of providing liquidity, stability and affordability to a troubled mortgage market, together with consideration of certain financial, infrastructure development and other objectives. These objectives reflect the company’s responsibilities under its charter and in conservatorship, as well as guidance from the Conservator

14	Freddie Mac

and the requirements of the Purchase Agreement with Treasury. Second, the Executive Compensation Program establishes strict recapture provisions that protect the interests of the company and taxpayers. Third, the Executive Compensation Program was designed to position Freddie Mac to retain critical executives and attract new executive talent as we continue to support the nation’s housing recovery, especially given the uncertainties regarding the company’s future status resulting from the conservatorship and related developments. As FHFA’s Acting Director stated in testimony before the House Financial Services Committee on February 25, 2010, the Executive Compensation Program is “designed to align pay with taxpayer interests . . . [and] adopt or expand on compensation reforms advanced by the Special Master for firms receiving exceptional TARP assistance.”

One key difference in the Executive Compensation Program as compared with programs of many other companies receiving federal assistance is that Freddie Mac cannot provide equity-based compensation to its employees under the terms of the company’s Purchase Agreement with Treasury, unless such grants are approved by Treasury. In his February 25, 2010 testimony to the House Financial Services Committee, the Acting Director of FHFA described stock compensation as “ineffective” for an enterprise in conservatorship because of the depressed value of the enterprise’s stock, and also cautioned that “large grants of low-priced stock could provide substantial incentives for executives to seek and take large risks.” Therefore, compensation under the Executive Compensation Program will be delivered entirely in cash.

The Executive Compensation Program is effective for calendar years 2009, 2010, and thereafter as long as Freddie Mac remains in conservatorship. The specific parameters of the Executive Compensation Program may be amended from time to time by the Compensation Committee, if approved by FHFA after consulting with Treasury.

Participation by a Covered Officer in the Executive Compensation Program is contingent upon the Covered Officer agreeing to be bound by the terms of a recapture arrangement that has been approved by both the Compensation Committee and FHFA. In the case of the current CEO and CFO, this recapture arrangement is set forth in the recapture agreements signed by the respective executives at the time of their hiring. In the case of all other Covered Officers, the recapture arrangement is set forth in the Executive Management Compensation Recapture Policy, or the “Recapture Policy,” discussed below.

A summary of the Executive Compensation Program is set forth below.

Total Direct Compensation

For purposes of the Executive Compensation Program, a Covered Officer’s target total direct compensation, or “Target TDC,” consists of the sum of Semi-Monthly Base Salary and Deferred Base Salary (which we refer to collectively as “Base Salary”), and Target Incentive Opportunity. Under the Executive Compensation Program, two-thirds of a Covered Officer’s Target TDC will consist of Base Salary and one-third will consist of Target Incentive Opportunity. These components of the Target TDC are explained below. The Target TDC is established for each annual performance cycle. The amount of TDC actually received that is attributable to that performance cycle is referred to as “Actual TDC.”

As described below, the Executive Compensation Program provides for a significant amount of compensation that is performance-based and/or subject to mandatory deferral, including the entire Incentive Opportunity and, beginning in 2010, 50% of Deferred Base Salary. The objectives of this compensation structure are to link executive compensation to corporate and individual performance and to provide executives with incentives to remain with the company. As a result, for 2009 the amount of the Incentive Opportunity that is actually paid to a Covered Officer is determined by corporate and individual performance and may be more or less than the target. Other factors may also influence the amount of total Target Incentive Opportunity paid, such as exercises of discretion by the Chief Executive Officer, the Compensation Committee and the Board of Directors, considering such factors as they may deem appropriate in the compensation assessment process, subject to the approval of FHFA. However, the aggregate amount paid to all Covered Officers as a group cannot exceed the amount of the approved pool of funds for the group. Similarly, the performance-based portion of Deferred Base Salary earned in 2010 and subsequent years will be based on corporate performance

15	Freddie Mac

and other discretionary factors that may result in the actual amount paid being more or less than the target for Deferred Base Salary.

Base Salary.  A Covered Officer’s Base Salary for each year will consist of the following two components:

Semi-Monthly Base Salary.  This portion of Base Salary is paid in cash on a semi-monthly basis during each calendar year and cannot exceed $500,000 per year, except for the CEO, COO, and CFO, or other exceptions as approved from time to time by FHFA. For any Covered Officer other than the CEO, COO and CFO whose Semi-Monthly Base Salary was greater than $500,000 immediately prior to the adoption of the Executive Compensation Program, that Covered Officer’s Semi-Monthly Base Salary was reduced to $500,000 effective January 1, 2010.

Deferred Base Salary.  This portion of Base Salary is earned during one year but not paid until the following year. Deferred Base Salary earned in 2009 will be paid in a fixed amount in quarterly installments on the last business day of the corresponding quarter of 2010, provided the Covered Officer is actively employed by the company on such payment date (subject to certain exceptions, including the Covered Officer’s death, long-term disability or retirement during 2010).

Fifty percent of the Deferred Base Salary for 2010 and later years will be earned during each calendar quarter and paid in a fixed amount on the last business day of the corresponding quarter of the following calendar year, provided the Covered Officer is actively employed by the company on such payment date (subject to certain exceptions, including the Covered Officer’s death, long-term disability or retirement). The remaining 50% of Deferred Base Salary will be performance-based and will be paid based on the Compensation Committee’s approved funding level for the short-term incentive (STI) plan (i.e., the plan applicable to employees at the level of Vice President and below) for the performance year in which the performance-based portion of the Deferred Base Salary is earned. The amount of performance-based Deferred Base Salary actually paid may also be influenced by other factors, such as exercises of discretion by the Chief Executive Officer, the Compensation Committee and the Board of Directors, considering such factors as they may deem appropriate in the compensation assessment process, subject to the approval of FHFA.

The approved funding level for the STI plan is based on the Compensation Committee’s assessment of Freddie Mac’s performance against corporate objectives as well as the Compensation Committee’s assessment of other factors it determines are appropriate. The approved funding level for the STI plan, expressed as a percentage, will be equal to the amount of STI funds approved for distribution to employees at the level of Vice President and below divided by the aggregate STI target for those same employees.

The provisions of the Executive Compensation Program relating to Deferred Base Salary will be administered in accordance with the Freddie Mac Mandatory Executive Deferred Base Salary Plan, which was filed as Exhibit 10.2 to the Compensation Program Form 8-K.

Target Incentive Opportunity.  For each performance year, every Covered Officer will be provided an annual Target Incentive Opportunity, which will be equal to one-third of the Covered Officer’s annual Target TDC. Fifty percent of the Target Incentive Opportunity is scheduled to be paid no later than March 15 of the first calendar year immediately following the year of grant and is subject to performance conditions with respect to the year of grant (the first Incentive Opportunity Payment). The other 50% is scheduled to be paid no later than March 15 of the second calendar year following the year of grant and is subject to performance conditions with respect to the year following the year of grant (the second Incentive Opportunity Payment). Both Incentive Opportunity Payments are subject to the condition that the Covered Officer is actively employed by the company on the relevant payment date (subject to certain exceptions, including the Covered Officer’s death, long-term disability or retirement).

The aggregate amount of the Target Incentive Opportunity actually paid will be based on the Compensation Committee’s approved funding level for the long-term incentive (LTI) plan (i.e., the plan applicable to employees at the level of Vice President and below) for the LTI grant made in the calendar year

16	Freddie Mac

that corresponds to the Covered Officers’ Target Incentive Opportunity. The amount actually paid may also be influenced by other factors, such as exercises of discretion by the Chief Executive Officer, the Compensation Committee and the Board of Directors, considering such factors as they may deem appropriate in the compensation assessment process, subject to the approval of FHFA.

The approved funding level for the LTI plan is based on the Compensation Committee’s assessment of Freddie Mac’s performance against specific performance measures as well as the Compensation Committee’s assessment of other factors it deems appropriate. The approved funding level for the LTI plan, expressed as a percentage, will be equal to the amount of LTI funds approved for distribution to employees at the level of Vice President and below divided by the aggregate LTI targets for those same employees.

Performance Measures for 2009 Target Incentive Opportunity

The following summarizes the performance measures used by the Compensation Committee for the LTI grant made in 2009 and in the process of determining the amount of the first Incentive Opportunity Payment paid to Covered Officers in March 2010, and to be used by the Committee in the process of determining the amount of the second Incentive Opportunity Payment to be paid to Covered Officers in 2011. These performance measures were approved by FHFA.

First Incentive Opportunity Payment:

•	The company’s remediation of specific internal control, accounting, and operational deficiencies and other safety and soundness concerns (together, “Matters Requiring Attention” or “MRAs”) that were identified by FHFA and existing at the inception of conservatorship and were scheduled to be remediated prior to January 1, 2010. Of the original 97 MRAs existing at conservatorship, 93 were scheduled to be remediated prior to January 1, 2010.

The 93 MRAs comprised a wide array of specific action items falling into five general categories:

•	Credit risk and loan loss reserves;

•	Internal controls;

•	Financial modeling;

•	Accounting and forecasting; and

•	Board governance.

Remediation of a specific MRA is generally deemed to be complete when appropriate remediation actions have been completed by the business unit responsible for the MRA, validated by the Internal Audit division as appropriate, and communicated to FHFA. These steps were completed for all 93 MRAs for 2009.

Second Incentive Opportunity Payment:

•	The company’s remediation of MRAs that are scheduled to be remediated in 2010;

•	The company’s avoidance of any repeat MRAs that are identical to MRAs that were remediated in 2009; and

•	The company’s successful completion of milestones designed to increase operational efficiency and controls in our business units, as well as improve the customer service experience for our seller/servicers through business process re-engineering and technology improvements.

For Covered Officers who are members of the Freddie Mac Management Committee on the date the Compensation Committee approves the LTI funding level, the amount of the Target Incentive Opportunity that is paid, if any, is also subject to an assessment of division and/or individual performance as determined by the Chief Executive Officer or, in the case of the Chief Executive Officer, the Board of Directors. This assessment can result in an increase or decrease of up to 25% to the amount of the related award for any individual officer. The amount of the Target Incentive Opportunity that is paid is also subject to exercises of discretion

17	Freddie Mac

by the Chief Executive Officer, the Compensation Committee and the Board of Directors, which can affect the amount of the Target Incentive Opportunity actually paid to any Covered Officer, subject to FHFA approval. In the aggregate, the amount paid to all Covered Officers as a group cannot exceed the amount of the approved pool of funds for the group. Each of our named executive officers (except for Messrs. Moffett, Koskinen and Kellermann) was a member of the Freddie Mac Management Committee on the date the Compensation Committee approved the 2009 LTI funding level.

Determination of 2009 and 2010 Target TDC for Named Executive Officers

Step 1: Gathering Comparative Market Compensation Data.  As part of its process to establish each named executive officer’s Target TDC under the Executive Compensation Program, the Compensation Committee reviewed the compensation of executives in comparable positions at companies that are either in a similar line of business or are otherwise comparable for purposes of recruiting and retaining individuals with the requisite skills and capabilities. We refer to this group of companies as the Comparator Group. In 2009, the Committee reviewed and discussed the composition of the Comparator Group with its compensation consultant, Steven Hall & Partners, and determined that the following companies should be included:

Allstate Corporation	MetLife, Inc.
American Express Company	Northern Trust Corporation
Bank of America Corporation*	PNC Financial Services Group, Inc.
Bank of New York Mellon Corporation	Prudential Financial, Inc.
BlackRock, Inc.	State Street Corporation
Citigroup Inc.*	SunTrust Banks, Inc.
Fannie Mae	U.S. Bancorp
Hartford Financial Services Group	Visa Inc.
JPMorgan Chase & Co.*	Wells Fargo & Company*
MasterCard

*	Compensation data to be used from these diversified banking firms is taken only from their mortgage or real estate divisions.

In the event there is insufficient data from the Comparator Group for any of the named executive officer positions, or if Steven Hall & Partners believes that additional data sources would strengthen the analysis of competitive market compensation levels, the Committee can approve the use of alternative survey sources to make these assessments. The assessment for each position begins with the Comparator Group data. If a review of the Comparator Group information indicates that there is no reasonable match or insufficient data in the Comparator Group for a particular position, the Committee uses alternative survey sources. The alternative survey sources used by the Compensation Committee were compensation surveys published by human resources consulting firms Hewitt Associates, Towers Watson and McLagan, an Aon consulting company. These consulting firms do not attribute the data in their surveys to the companies that participate in their surveys, to preserve confidentiality and encourage continuing participation.

The Committee believes that the financial services companies covered by these alternative survey sources represent the company’s relevant labor market and that the use of these sources strengthens the Committee’s analysis of market compensation levels. For example, while a chief financial officer position might have data matches for named executive officers in most or all of the 19 Comparator Group companies, a general counsel might have a smaller number of matches, making the use of one or more alternative survey sources a useful supplement to the Comparator Group data.

In establishing the named executive officers’ 2009 and 2010 Target TDC, the Committee reviewed 2009 data from the Comparator Group and alternative survey sources. The Committee also took into consideration 2008 data in establishing target TDC. Specifically, for the positions of Chief Executive Officer, Chief Financial Officer, and Executive Vice President — General Counsel and Corporate Secretary, the Committee, at the recommendation of Steven Hall & Partners, reviewed competitive market compensation data from the Comparator Group and surveys published by Hewitt Associates and Towers Watson. For the position of Executive Vice President — Operations and Technology, the Committee reviewed competitive market data from the Comparator Group, as well as surveys published by McLagan and Towers Watson. For the position of Senior Vice President — Investments & Capital Markets and Treasurer, the Committee reviewed

18	Freddie Mac

competitive market data from a survey published by McLagan, because no reasonable match was available in the Comparator Group.

For additional information on the role of Steven Hall & Partners in the Compensation Committee’s determination of the compensation of named executive officers, see “— Other Executive Compensation Considerations — Role of Compensation Consultants.”

Step 2: Establishing Target Total Direct Compensation.  With respect to the Target TDC for the named executive officers, the Compensation Committee, working with Steven Hall & Partners, either developed recommendations or reviewed recommendations presented by senior management and its compensation consultant (Hewitt Associates). The recommendations considered the compensation of executives in comparable positions in the Comparator Group and alternative survey sources. See “— Determination of 2009 and 2010 Target TDC for Named Executive Officers — Step 1: Gathering Comparative Market Compensation Data.”

In setting Target TDC levels for our named executive officers, the Compensation Committee used as a guideline the market median, or 50th percentile of the total direct compensation, consisting of base salary, annual bonus and annual long-term equity awards, paid to comparable positions at Comparator Group companies, or in the alternative survey sources described above. While the market median was used as the guideline for total direct compensation, the Committee had the authority to establish Target TDC which was higher or lower, as it deemed appropriate for each named executive officer. Additional factors considered by the Committee were the executive officer’s performance and the criticality of the executive officer’s role and that the TDC of our named executive officers must be consistent with our charter, which requires that compensation of our executives be reasonable and comparable with the compensation of executives performing similar duties in similar businesses. In December 2009, the Committee applied the compensation criteria described above to set 2009 and 2010 Target TDC for the named executive officers.

FHFA reviewed the recommendations for both the Executive Compensation Program and the Target TDC for the named executive officers and, in consultation with management, the Board of Directors and Treasury over the course of several months, developed and refined the overall structure of our 2009 executive compensation program and the Target TDC for the named executive officers. The Committee then reviewed and approved the Executive Compensation Program and Target TDCs, subject to FHFA’s approval. FHFA, in consultation with Treasury, then approved our new executive compensation structure and the Target TDC for our named executive officers in December 2009.

The table below sets forth the approved 2009 annualized Semi-Monthly Base Salary, Deferred Base Salary, Target Incentive Opportunity and Target TDC for Freddie Mac’s named executive officers who are currently employed by Freddie Mac, as established by the Compensation Committee and approved by FHFA. These amounts represent targets for compensation, not the actual amount of compensation paid for 2009. Information about the amounts actually paid during or with respect to 2009 to these executives is set forth in the table under “2009 Target TDC (Non-Annualized/Pro-Rata) Compared to 2009 Actual TDC” below and in the Summary Compensation Table on page 30.

		2009 Target TDC (Annualized)
		Semi-		Target
		Monthly	Deferred	Incentive	Target
Named Executive Officer	Title	Base Salary	Base Salary	Opportunity	TDC

Charles E. Haldeman, Jr.	CEO	$900,000	$3,100,000	$2,000,000	$6,000,000

Ross J. Kari	CFO	675,000	1,658,333	1,166,667	3,500,000

Robert E. Bostrom	EVP — General Counsel & Corporate Secretary	600,000	1,260,000	930,000	2,790,000

Peter J. Federico	SVP — Investments & Capital Markets and Treasurer	400,000	1,340,000	870,000	2,610,000

Michael Perlman	EVP — Operations & Technology	500,000	1,450,000	975,000	2,925,000

19	Freddie Mac

The Committee also approved Target TDC for each named executive officer for 2010. For the named executive officers, the only difference versus the 2009 TDC amounts is a reduction of Mr. Bostrom’s Semi-Monthly Base Salary to $500,000 and a corresponding increase in his Deferred Base Salary. This adjustment was made to conform with the requirements of the Executive Compensation Program.

2009 Target TDC (Non-Annualized/Pro Rata) Compared to 2009 Actual TDC

For each of the named executive officers who are Covered Officers under the Executive Compensation Program, the table below shows 2009 Target TDC (non-annualized/pro rata) compared to the approved 2009 Actual TDC. For purposes of this chart, the amounts displayed in both the “2009 TDC — Target (Non-Annualized/Pro Rata)” and “2009 TDC — Actual” columns include only the appropriate amount associated with the first 2009 Incentive Opportunity payment. For Messrs. Haldeman and Kari, the 2009 Target TDC is pro-rated based on their hire dates. Mr. Federico’s 2009 Target TDC is also pro-rated and reflects an increase that became effective on May 14, 2009 in recognition of his new role as Senior Vice President — Investments & Capital Markets and Treasurer.

				2009 Target		2009 TDC
				Incentive		(excluding portion of
				Opportunity		Target Incentive
				(Portion Paid in		Opportunity to be
		2009 Deferred Base Salary		March 2010)		paid in March 2011)(1)
Named	Semi-Monthly		Actual Earned		Actual	Target (Non-
Executive	Base Salary		and Approved		Approved	Annualized/
Officer	Paid in 2009	Target	to be Paid in 2010	Target	and Paid	Pro Rata)	Actual

Mr. Haldeman	$356,250	$1,227,083	$1,227,083	$395,833	$395,833	$1,979,166	$1,979,166

Mr. Kari	151,010	370,999	370,999	130,502	130,502	652,511	652,511

Mr. Bostrom	600,000	1,260,000	1,260,000	465,000	348,750	2,325,000	2,208,750

Mr. Federico	381,629	1,294,685	1,294,685	419,078	523,438	2,095,392	2,199,752

Mr. Perlman	500,000	1,450,000	1,450,000	487,500	125,000	2,437,500	2,075,000

(1)	The foregoing chart does not include the portion of each named executive officer’s 2009 Target Incentive Opportunity that is to be paid in March 2011. For each named executive officer, the target amount for the March 2011 payment is the same as the target amount shown in the chart for the March 2010 payment. The amount that will actually be paid to each named executive officer in March 2011 will reflect the Compensation Committee’s approved funding level based on an assessment of performance with respect to the relevant performance measures for this payment, as well as exercises of discretion by the Chief Executive Officer, the Compensation Committee, and the Board of Directors, considering such factors as they deem appropriate in the compensation assessment process, subject to approval by FHFA.

Determination of 2009 Performance Year Compensation for Named Executive Officers

While there are a maximum of six elements of 2009 performance year compensation, only three are variable and require the subsequent approval of the Compensation Committee. These three elements are:

1. The performance-based portion of the awards made in 2008 under the Retention Program;

2. The portion of the 2009 Target Incentive Opportunity that is determined by reference to the LTI funding level for 2009 applicable to employees at the level of Vice President and below; and

3. For members of Freddie Mac’s Management Committee, the portion of the 2009 Target Incentive Opportunity that is subject to adjustment in the discretion of the Chief Executive Officer or the Board, as described above.

The remaining elements of 2009 performance year compensation were either fixed and paid or fixed and scheduled to be paid, based on the terms of either the Executive Compensation Program or the Retention Program. These remaining elements are:

4. The Semi-Monthly Base Salary;

5. The 2009 Deferred Base Salary; and

6. The non-performance based portions of the awards made in 2008 under the Retention Program.

20	Freddie Mac

The following describes the factors considered by the Compensation Committee and FHFA in approving the actual amount of compensation for 2009 for each of the named executive officers:

Determination of Performance-Based Portion of 2008 Retention Award for Named Executive Officers

In February 2010, the Committee determined that Messrs. Bostrom, Federico, and Perlman were entitled to receive the full performance-based portions of their 2008 retention awards, which represented 35% of the aggregate amount of the awards. In determining the amount to be paid for the final, performance-based, installment, the Compensation Committee reviewed and discussed information regarding such executive officer’s level of achievement against his individual performance goal. The Compensation Committee determined that such executive officer achieved his individual performance goal and should otherwise receive a satisfactory performance rating, and therefore should receive his full performance-based portion of the retention award, subject to FHFA approval.

FHFA concurred with the Compensation Committee’s recommendation and approved the payment to each of Messrs. Bostrom, Federico and Perlman of the full performance-based portion of the retention award. The payment was made on March 15, 2010.

Mr. Kellermann’s performance-based portion and the unpaid service-based portions were paid out following his death in 2009 pursuant to the terms of the Retention Program. The other named executive officers were not employees at the time retention awards were granted and did not receive any payments under this program.

21	Freddie Mac

The following chart summarizes the achievement of the performance-based portion of the retention awards for the named executive officers who received them.

	Retention Program Performance-Based Awards

Named Executive Officer	Performance Goals	Demonstrated Success Measures	Dollar Amount Paid for Performance- Based Portion of Retention Award

Mr. Bostrom	Board of Directors Legal Support Provide legal advice and guidance in reconstituting Freddie Mac’s Board of Directors and committees at the direction of FHFA.	• Reconstituted the company’s Board, including working with FHFA to establish authority delegated to the Board by FHFA; • Created Board committee charters; • Improved control processes for the preparation of reports and reviewed materials submitted to the Board of Directors and its committees; and • Created new and revised existing Board-level policies on a variety of governance matters.	$315,000

Mr. Federico	Manage Investment Activities Within Established Limits No unapproved draws on the Lending Agreement. Interest rate risk and asset and liability management positions managed within limits established in the Asset and Liability Management Plan, with exceptions handled within predetermined guidelines.	• Received confirmation from US Treasury personnel that Freddie Mac did not draw on the Lending Agreement that expired on December 31, 2009. • Internal reports produced by the Enterprise Risk Management Division, which is responsible for monitoring the company’s asset/liability positions, established that limit exceptions occurred infrequently and that when such exceptions did occur, they were handled in accordance with guidelines established by the Board of Directors.	$315,000

Mr. Perlman	Create Infrastructure to Govern and Execute Compliance with Sarbanes-Oxley Act in 2009 for Operations and Technology Division • Detailed implementation plan outlining resources, timing and reporting requirements. • Governance structure detailing communications, quality control for re-performance testing, quality control for documentation, and roles and responsibilities.	• Created a detailed implementation plan, including an organizational structure; • Implemented a divisional Sarbanes-Oxley reporting plan and a management self-assessment policy and accompanying training materials; and • Developed and implemented the plan for testing all key controls across the company during 2009 and performed status reporting to track tests of the operating effectiveness of these key controls.	$525,000

During 2009, Messrs. Bostrom, Federico and Perlman were each paid the two remaining “service-based” installments of their 2008 retention awards. The initial “service-based” installment was paid in December 2008. Mr. Kellermann also received the initial “service-based” installment of $170,000 in December 2008. Pursuant to the terms of the award, the remaining payments of $680,000 became payable upon his death.

22	Freddie Mac

The following chart summarizes the amount of these named executive officers’ retention awards by payment date and the total amount paid to each named executive officer.

	Service-Based			Performance-Based
	December 2008	August 2009	December 2009	March 2010
Named Executive Officer	20%	20%	25%	35%	Total

Mr. Bostrom	$180,000	$180,000	$225,000	$315,000	$900,000
Mr. Federico	180,000	180,000	225,000	315,000	900,000
Mr. Perlman	300,000	300,000	375,000	525,000	1,500,000

Determination of Actual 2009 Target Incentive Opportunity for Named Executive Officers

In determining the pool of funds available for distribution to Covered Officers for the 2009 Target Incentive Opportunity, the Compensation Committee reviewed and discussed information provided by senior management on the company’s achievement level against the performance measures applicable to the first payment of the 2009 Target Incentive Opportunity, which were previously approved by FHFA to be used by the Compensation Committee as a basis to determine the amount of the Target Incentive Opportunity paid to Covered Officers in the Executive Compensation Program. In February 2010, the Committee reviewed and agreed with management’s recommendation that the company had fully achieved all of the performance measures applicable to 2009 under the LTI grant made in 2009 to Vice Presidents and non-officers. Under the Executive Compensation Program, 50% of the 2009 Target Incentive Opportunity is determined based on consideration of 2009 corporate performance; the remaining 50% is determined based on consideration of 2010 corporate performance.

Specifically, with respect to 2009 performance, the Committee determined that the company had completed the necessary steps with respect to 100% of the MRAs (consisting of specific action items relating to internal control, accounting, and operational deficiencies and other safety and soundness concerns) that were scheduled to be remediated prior to January 1, 2010. Based on this assessment, the Committee determined that the pool of funds available for distribution to Covered Officers for the 2009 Target Incentive Opportunity should be funded based on the approximate market median of long-term incentive payments in Freddie Mac’s Comparator Group and an alternative survey source from Towers Watson that strengthened the analysis.

In reviewing this determination, FHFA requested that the Committee consider additional factors and also consider reducing the funding level to 90% of the aggregate target amount. In response, the Committee took the following additional factors into consideration:

1.	How the proposed LTI funding level compared to market-level long-term incentive payments in Freddie Mac’s Comparator Group and an additional alternative survey from Towers Watson that strengthened the analysis;

2.	The substantial credit losses and financial statement losses being experienced by Freddie Mac;

3.	The fact that the company is operating in conservatorship and subject to substantial direction and unique oversight by a regulatory agency; and

4.	External perspectives on the appropriateness of any incentive payment being provided by a company that is receiving extraordinary assistance from the federal government.

Based on this review, the Committee determined that the pool of funds should be reduced to 90% of the approximate market median, subject to FHFA approval.

Under the terms of the Executive Compensation Program, the amount of the Incentive Opportunity that is paid to Covered Officers who are members of Freddie Mac’s Management Committee is subject to an assessment by the Chief Executive Officer of division and/or individual performance. This assessment can result in an increase or decrease to the amount payable to each Covered Officer of up to 25% of the Covered Officer’s Target Incentive Opportunity.

However, in conjunction with the determination of the reduced funding level, the Chief Executive Officer determined that some additional flexibility was appropriate in allocating the approved funds among the

23	Freddie Mac

Covered Officers. Specifically, he determined that he should take into account factors in addition to division and individual performance in his assessment and distribute the available funds in a manner that would result in an increase or decrease in the amount payable to certain Covered Officers exceeding 25% of their Target Incentive Opportunity. After consultation with FHFA, he then presented to the Compensation Committee for its review and approval his proposal regarding how the aggregate approved funds for the first Incentive Opportunity Payment for 2009 should be distributed to Covered Officers. Mr. Haldeman considered several factors in allocating the available funds among the Covered Officers (including our named executive officers), including:

1.	How individual Covered Officer’s 2009 Target TDC compared relative to the 50th percentile of the total direct compensation paid to comparable positions at Comparator Group companies or companies included in the alternative surveys used by the Compensation Committee to set Target TDC;

2.	Whether individual Covered Officers had assumed additional tasks or performed an expanded role beyond their normal responsibilities; and

3.	How each officer’s division performed in relation to the performance of other divisions at the company.

Based on these factors, the Chief Executive Officer exercised his discretion and recommended that the Compensation Committee vary the amount of Incentive Opportunity actually paid for certain Covered Officers, including Messrs. Federico, Bostrom and Perlman, as described below.

The Chief Executive Officer’s assessment resulted in his recommendation that the amount of Mr. Federico’s first Incentive Opportunity Payment should be increased to $523,438 from the target of $419,078, taking into account Mr. Federico’s expanded role and his performance of significant special projects in addition to his normal responsibilities, as well as the fact that his 2009 TDC was below the 50th percentile of the total direct compensation paid to comparable positions at companies included in the alternative surveys.

The Chief Executive Officer considered the same factors for Messrs. Bostrom and Perlman. TDC for both officers was above the 50th percentile of the total direct compensation paid to comparable positions at Comparator Group companies and companies included in the alternative surveys. Given that fact, the limited pool of funds and the increased allocations to Mr. Federico and other Covered Officers, the CEO recommended that the amount of Mr. Bostrom’s first Incentive Opportunity Payment should be reduced to $348,750 from the target of $465,000, and that the amount of Mr. Perlman’s first Incentive Opportunity Payment paid should be reduced to $125,000 from the target of $487,500.

For Mr. Kari, the Chief Executive Officer considered each of the factors above, as well his short tenure with the company, and recommended that the amount of his Incentive Opportunity actually paid should be equal to his target, although this resulted in 2009 TDC that was less than the 50th percentile of the total direct compensation paid to comparable positions at Comparator Group companies and companies included in the alternative surveys.

The Committee reviewed and approved all of the Chief Executive Officer’s recommendations. After consultation with the other non-management members of the Board and consideration of Mr. Haldeman’s satisfaction of his performance objectives and his short tenure with the company, the Compensation Committee also approved compensation for Mr. Haldeman in accordance with his targets. Mr. Haldeman’s performance objectives were based primarily on mission-related initiatives that support foreclosure prevention, affordable housing and other similar activities; continued progress in executing the company’s plan for improving its business infrastructure; and continued improvement in accounting controls and other internal controls. His objectives also included, and he achieved notable success in, recruiting and hiring a new Chief Operating Officer and Chief Financial Officer within three months after his arrival and leading the senior management team in building a strong relationship with FHFA.

FHFA then approved the aggregate funding level as well as the recommended payment to each named executive officer.

24	Freddie Mac

The following chart summarizes the 2009 Target Incentive Opportunity for each of the named executive officers under the Executive Compensation Program and the amount of the Incentive Opportunity that was approved by the Compensation Committee and FHFA and actually paid.

	2009 Target
	Incentive Opportunity
	(Portion to be paid
Named Executive Officer	in March 2010)	Actual Amount Paid

Mr. Haldeman	$395,833	$395,833
Mr. Kari	130,502	130,502
Mr. Bostrom	465,000	348,750
Mr. Federico	419,078	523,438
Mr. Perlman	487,500	125,000

The 2009 Target Incentive Opportunity for Messrs. Haldeman and Kari reflects a pro-ration of their annual Target Incentive Opportunity based on their respective dates of hire in 2009.

Determination of Other Components of Compensation for Named Executive Officers

The 2009 Semi-Monthly Base Salary. The amount of each named executive officer’s 2009 Semi-Monthly Base Salary was not changed from the amounts previously approved by the Committee and FHFA in December 2009.

The 2009 Deferred Base Salary. The amount of each named executive officer’s 2009 Deferred Base Salary was previously approved by the Committee and FHFA. The following chart summarizes the actual amount of Deferred Base Salary that each named executive officer earned during each calendar quarter of 2009, which is scheduled to be paid in a fixed amount on the last business day of the corresponding quarter of 2010.

					Total 2009
					Deferred Base
					Salary Earned and
	Earned During	Earned During	Earned During	Earned During	Scheduled to be
Named Executive Officer	Q1 2009	Q2 2009	Q3 2009	Q4 2009	Paid in 2010

Mr. Haldeman	$0	$0	$452,083	$775,000	$1,227,083
Mr. Kari	0	0	0	370,999	370,999
Mr. Bostrom	315,000	315,000	315,000	315,000	1,260,000
Mr. Federico	304,167	320,518	335,000	335,000	1,294,685
Mr. Perlman	362,500	362,500	362,500	362,500	1,450,000

In order to be paid the Deferred Base Salary that was earned during 2009, the Covered Officer must be employed by the company on the 2010 payment date (subject to certain exceptions for the Covered Officer’s death, long-term disability or retirement). If a Covered Officer is involuntarily terminated, any unpaid Deferred Base Salary will be forfeited unless the Committee recommends that the Covered Officer receive either all or a portion of the unpaid Deferred Base Salary and the Committee’s recommendation is approved by FHFA after consulting with Treasury, as appropriate. Further, if a Covered Officer voluntarily terminates employment, any unpaid Deferred Base Salary will be forfeited.

The Service-Based Portions of the 2008 Retention Award. For the discussion of this element of compensation and the amounts paid to each named executive officer, refer to the discussion under “Determination of Performance-Based Portion of the 2008 Retention Award for Named Executive Officers.”

Impact on Freddie Mac’s Supplemental Executive Retirement Plan

Our named executive officers (other than Mr. Koskinen) were eligible to participate in Freddie Mac’s Supplemental Executive Retirement Plan, or “SERP.” In approving the Executive Compensation Program, FHFA also took actions that limit or eliminate certain compensation advantages previously available to some executive officers. FHFA directed Freddie Mac to amend the SERP effective January 1, 2010 to provide that the maximum covered compensation for purposes of the SERP, relative to a Covered Officer only, may not exceed two times the Covered Officer’s Semi-Monthly Base Salary. It is the intent of Freddie Mac and FHFA that, upon the conclusion of conservatorship, the definition of “compensation” for purposes of accruals under the SERP will revert to the definition of “compensation” in place prior to the amendment to the SERP made

25	Freddie Mac

to conform its terms to the Executive Compensation Program. A copy of the amendment to the SERP is filed as Exhibit 10.3 to the Compensation Program Form 8-K.

Treatment of Amounts Upon Termination of Employment or Violation of Non-Competition Covenant

The treatment of Deferred Base Salary and Target Incentive Opportunity amounts upon the death, disability, retirement or termination of a Covered Officer is described in the Compensation Program Form 8-K and is described below with respect to named executive officers under “— Potential Payments Upon Termination of Employment or Change-in-Control.” The treatment of Target Incentive Opportunity amounts if a current or former Covered Officer violates provisions of the non-competition agreement entered into with Freddie Mac is also discussed in the Compensation Program Form 8-K.

Recapture Policy

The Recapture Policy provides that certain compensation under the Executive Compensation Program will be subject to “clawback” if any of the following events occurs subsequent to the date that the named executive officer agreed to the terms of the Recapture Policy.

•	Payment Based on Materially Inaccurate Information — Obtaining a bonus or incentive payment based on materially inaccurate financial statements or performance metrics.

•	Termination for Cause — If the named executive officer’s employment is terminated for cause, as defined in the Recapture Policy.

•	Subsequent Determination of Cause — If within two years of the termination of the named executive officer’s employment at Freddie Mac, the Board makes a determination in good faith that circumstances existed at the time of the named executive’s termination that would have justified a termination for cause, as defined in the Recapture Policy, and that such actions of the named executive officer resulted in material business or reputational harm to Freddie Mac.

If any of these events occurs, the Board of Directors will determine whether more compensation was paid than would otherwise have been paid had Freddie Mac been aware of the event or events. If such a determination is made, the following elements of compensation will be subject to recapture: (1) Deferred Base Salary; (2) Target Incentive Opportunity; (3) any equity awards that vest after the adoption of the Executive Compensation Program; and (4) any severance benefits paid. Only compensation paid up to two years prior to the triggering event or the date of the executive’s termination or compensation paid at the time of termination, as applicable, will be subject to recapture. Payments to named executive officers under the Retention Program are not subject to clawback.

The amount of compensation recaptured will be determined by the Board, subject to the guidelines described above. Additional details are included in the Recapture Policy, which was filed as Exhibit 10.4 to the Compensation Program Form 8-K.

Written Agreements Relating to Employment of CEO and CFO

Freddie Mac has entered into (i) a Memorandum Agreement, (ii) a Recapture Agreement and (iii) an Indemnification Agreement with each of Messrs. Haldeman and Kari in connection with their employment as executive officers of Freddie Mac. Copies of the Memorandum Agreement and the Recapture Agreement regarding Messrs. Haldeman and Kari were filed as Exhibits 10.1 and 10.2, respectively, to the Current Reports on Form 8-K filed by the company on July 21 and September 24, 2009 with respect to each executive’s employment by the company. A copy of the form of indemnification agreement on which each executive’s Indemnification Agreement was based was filed as Exhibit 10.2 to the Form 8-K filed by the company on December 23, 2008. The provisions of these indemnification agreements are described above under “Directors, Executive Officers and Corporate Governance — Indemnification Agreements.”

26	Freddie Mac

The compensation provisions of each executive’s Memorandum Agreement, in combination with provisions of the Executive Compensation Program, are summarized separately below.

Mr. Haldeman will receive the following compensation:

•	A Semi-Monthly Base Salary of $900,000 per year;

•	Deferred Base Salary in the amount of $3.1 million for each of 2009 and 2010, payable as described above (see “— Total Direct Compensation — Base Salary — Deferred Base Salary”); and

•	A Target Incentive Opportunity in the amount of $2.0 million for each of 2009 and 2010, payable as described above (see “— Total Direct Compensation — Target Incentive Opportunity”).

Mr. Kari will receive the following compensation:

•	A Semi-Monthly Base Salary of no less than $675,000 per year;

•	Deferred Base Salary of $1,658,333 for each of 2009 and 2010, payable as described above (see “— Total Direct Compensation — Base Salary — Deferred Base Salary”);

•	A Target Incentive Opportunity of $1,166,667 for each of 2009 and 2010, payable as described above (see “— Total Direct Compensation — Target Incentive Opportunity.”; and

•	A cash sign-on award of $1,950,000 in recognition of the annual incentive opportunity and unvested equity that Mr. Kari forfeited by leaving his previous employer. This award will be paid in installments during Mr. Kari’s first year of employment with Freddie Mac (50% in October 2009, 25% in April, 25% in October 2010). If Mr. Kari is not an employee of Freddie Mac on an installment payment date, the installment will be forfeited. A portion of each installment will be subject to repayment in the event that, prior to the first anniversary of an installment payment date, Mr. Kari terminates his employment with Freddie Mac for any reason or Freddie Mac terminates his employment for cause (as is defined in the Memorandum Agreement).

Under their Memorandum Agreements, Messrs. Haldeman and Kari will receive the following additional forms of compensation during their employment at Freddie Mac:

•	The opportunity to participate in all employee benefit plans offered to Freddie Mac’s senior executive officers, including the company’s SERP, pursuant to the terms of these plans. For a description of these plans see “— Compensation Tables” below; and

•	If Freddie Mac terminates Mr. Haldeman’s or Mr. Kari’s employment for any reason other than cause (as defined in the Memorandum Agreement), he will be eligible to receive severance pay and other benefits pursuant to the terms of any then-applicable Freddie Mac severance plan or policy, subject to the approval of FHFA. For a description of Freddie Mac’s current officer severance policy, see “— Potential Payments Upon Termination of Employment or Change-in-Control” below.

Messrs. Haldeman and Kari are subject to non-competition and non-solicitation of employees restrictions for a period of two years and one year, respectively, following any termination of their employment, and they are also subject to certain restrictions with respect to confidential information obtained during the course of their employment.

Freddie Mac also has entered into a Recapture Agreement with each of the executives, previously filed (as noted above) as exhibits to the Current Report on Form 8-K regarding each executive’s employment at Freddie Mac. The recapture requirements included in these agreements, and the similar recapture requirements applicable to all other Covered Officers under the Recapture Policy, are described above under “— Executive Management Compensation Program — Recapture Policy.”

27	Freddie Mac

Other Executive Compensation Considerations

Perquisites

The company provides limited perquisites to its named executive officers, as follows:

•	Relocation assistance, which can include packing and transporting household goods, assistance in finding a new home and selling the current home, temporary lodging and travel, and a one-time payment to cover miscellaneous expenses;

•	Reimbursement for counseling assistance in personal financial planning, tax planning and estate planning;

•	Reimbursement for a comprehensive annual physical exam, up to a maximum annual benefit of $700; and

•	Reimbursement for payment of spousal business travel and dining costs for business purposes.

None of the perquisites offered during 2009 to the currently employed named executive officers included a gross-up for taxes due on the perquisite itself. Beginning in 2010, total annual perquisites for any named executive officer cannot exceed $25,000 without FHFA approval.

Stock Ownership and Hedging Policies

In November 2008, FHFA approved the suspension of our stock ownership guidelines because of the difficulty of meeting the requirements at current market prices and because we had ceased paying our executives stock-based compensation. Also, the Purchase Agreement prohibits us from issuing any shares of Freddie Mac equity securities without the prior written consent of Treasury. The suspension of stock ownership requirements is expected to continue through the conservatorship and until Freddie Mac resumes granting stock-based compensation.

All employees, including our named executive officers, are prohibited from purchasing and selling derivative securities related to our equity securities, including warrants, puts and calls, or from dealing in any derivative securities other than pursuant to our stock-based benefit plans.

Role of Compensation Consultants

Through August 2009, the Compensation Committee retained and was assisted by Hewitt Associates in carrying out its responsibilities. Hewitt Associates’ role during the period from January 2009 through August 2009 was to assist the Compensation Committee’s oversight of compensation and benefits. During this period, Hewitt Associates also provided consulting services to the company’s management regarding various compensation and benefit matters.

Through August 2009, the Compensation Committee directly engaged Hewitt Associates and required management to disclose annually to the Compensation Committee the work performed by, and the fees paid to, Hewitt Associates, including any work Hewitt Associates performed for management. The Compensation Committee annually reviewed and pre-approved any services that Hewitt Associates provided to management so that the Compensation Committee could determine whether Hewitt Associates’ acceptance of engagements and remuneration from management could impair the firm’s ability to provide independent advice regarding management compensation to the Compensation Committee. Fees for Hewitt Associates’ consulting advice to the Compensation Committee for January 2009 through August 2009 were $140,496, including travel expenses for attendance at committee meetings. Hewitt Associates did not provide any services to the Compensation Committee after August 2009. Fees for Hewitt Associates’ services to management for the period from January 2009, through August 2009, were $37,582, including travel expenses for attendance at meetings.

In an effort to eliminate any perception that the advice received from its outside compensation consultant is not objective, in August 2009, the Compensation Committee concluded its relationship with Hewitt Associates and retained Steven Hall & Partners to exclusively advise the Compensation Committee. In its role as independent compensation consultant, Steven Hall & Partners provides information and guidance to the

28	Freddie Mac

Compensation Committee on executive compensation matters. In addition, the Compensation Committee or the full Board can engage Steven Hall & Partners for special projects, as needed. The decision to engage Steven Hall & Partners was made solely by the Compensation Committee without any recommendation from management. Steven Hall & Partners has not provided the Compensation Committee with any non-executive compensation consulting services, nor has it provided any services to management. Fees for Steven Hall & Partners’ services to the Compensation Committee through December 2009 were $228,827, including travel expenses for attendance at meetings.

Management continued to engage Hewitt Associates as one of management’s consultants on human resources, compensation and benefits matters from September 2009 through December 2009. Fees for Hewitt Associates’ services to management for the period from September 2009 through December 2009 were $153,694, including travel expenses for attendance at Compensation Committee meetings on behalf of management.

Section 162(m) Limits on the Tax Deductibility of Our Compensation Expenses

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a company may annually deduct for compensation to its CEO and certain other named executive officers, unless, among other things, the compensation is “performance-based,” as defined in section 162(m). Given the conservatorship and the desire to maintain flexibility to promote our corporate goals, awards of retention and deferred pay, and long-term incentive awards for 2009 performance are not structured to qualify as performance-based compensation under section 162(m).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of the Board of Directors who served on the Compensation Committee during fiscal year 2009 were officers or employees of Freddie Mac or had any relationship with Freddie Mac that would be required to be disclosed by Freddie Mac under Item 407(e)(4) of Regulation S-K.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, has recommended that the Compensation Discussion and Analysis be included in this Amendment No. 2 to our Annual Report on Form 10-K.

This report is respectfully submitted by the members of the Compensation Committee of the Board.

Eugene B. Shanks, Jr., Chairman
Linda B. Bammann
Christopher S. Lynch

COMPENSATION AND RISK

In the conduct of its oversight of executive and employee compensation matters, the Compensation Committee reviewed and discussed two separate reports to determine if Freddie Mac’s compensation policies and practices create incentives for officers and employees to take on inappropriate business risks. One review was conducted for management by Hewitt Associates, management’s compensation consultant. In addition, senior personnel in Freddie Mac’s Enterprise Risk Management Division conducted a review. Based on these reviews and this process, Freddie Mac believes that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company.

29	Freddie Mac

COMPENSATION TABLES

The following tables set forth compensation information for all individuals who served as our Chief Executive Officer during 2009, all individuals who served as our Chief Financial Officer during 2009 and our three other most highly compensated executive officers who were serving as executive officers as of December 31, 2009 (collectively, our “named executive officers”).

Summary Compensation Table — 2009

								Change in
								Pension Value
								and
								Nonqualified
		Salary					Non-Equity	Deferred
		Paid during			Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Year(1)	Deferred(2)	Bonus(3)	Awards(4)	Awards	Compensation(5)	Earnings(6)	Compensation(7)	Total

Charles E. Haldeman, Jr. Chief Executive Officer	2009	$356,250	$1,277,083	$—	$—	$—	$395,833	$—	$46,845	$2,076,011

Ross J. Kari Executive Vice President — Chief Financial Officer	2009	151,010	370,999	487,500(8)	—	—	130,502	—	59,138	1,199,149

David M. Moffett(8)	2009	187,500	—	—	—	—	—	—	325,364	512,864
Former Chief Executive Officer	2008	283,269	—	—	—	—	—	—	54,812	338,081

John Koskinen(8) Former Interim Chief Executive Officer	2009	540,685	—	—	—	—	—	—	10,028	550,713

David B. Kellermann(8)	2009	108,333	—	382,500	—	—	297,500	35	57,534	845,902
Former Acting Chief Financial Officer	2008	319,417	—	170,000	500,030	—	—	147,042	89,327	1,225,816

Robert E. Bostrom	2009	600,000	1,260,000	405,000	—	—	663,750	144,534	124,103	3,197,387
Executive Vice President — General Counsel & Corporate Secretary	2008	600,000	—	180,000	1,650,030	—	—	105,907	106,694	2,642,631

Peter J. Federico Senior Vice President — Investments & Capital Markets and Treasurer	2009	381,629	1,294,685	405,000	—	—	838,438	85,525	121,522	3,126,799

Michael Perlman	2009	500,000	1,450,000	675,000	—	—	650,000	110,796	75,687	3,461,483
Executive Vice President —	2008	500,000	—	300,000	1,650,030	—	—	167,431	81,678	2,699,139
Operations & Technology	2007	208,333	—	1,775,000	1,200,034	—	—	—	73,451	3,256,818

(1)	The amounts shown for 2009 represent Semi-Monthly Base Salary under the Executive Compensation Program as described in “Compensation Discussion and Analysis — Executive Management Compensation Program.” For information regarding Messrs. Koskinen, Kellermann and Moffett, see Note 8 below.

(2)	The amounts shown represent Deferred Base Salary earned in 2009. Under the terms of the Executive Compensation Program and the Mandatory Executive Deferred Base Salary Plan, Deferred Base Salary earned during each calendar quarter in 2009 will be paid in cash on the last business day of the corresponding quarter in 2010, provided the named executive officer is employed by the company on such payment date or in the event such officer dies, retires or has a long-term disability in 2010.

The following table provides a comparison of 2009 total compensation as reported in the Summary Compensation Table with a recalculated amount that excludes the Deferred Base Salary earned, but not paid, during 2009, which is subject to forfeiture if the executive does not remain actively employed with the company during 2010.

			As Adjusted
			Excluding
		Deferred Base	Deferred Base
		Salary Earned	Salary Earned
Name	As Reported	in 2009	in 2009

Mr. Haldeman	$2,076,011	$1,277,083	$798,928
Mr. Kari	1,199,149	370,999	828,150
Mr. Moffett	512,864	—	512,864
Mr. Koskinen	550,713	—	550,713
Mr. Kellermann	845,902	—	845,902
Mr. Bostrom	3,197,387	1,260,000	1,937,387
Mr. Federico	3,126,799	1,294,685	1,832,114
Mr. Perlman	3,461,483	1,450,000	2,011,483

(3)	The amounts shown in 2009 for Messrs. Bostrom, Federico and Perlman represent the second and third service-based installment payments under the Retention Program. For more information about the Retention Program, see “CD&A — Executive Management Compensation Program — Determination of 2009 Performance Year Compensation for Named Executive Officers.” Mr. Kellermann received the first of the service-based installments in 2008. Pursuant to the terms of the award agreement, the remaining payments, in the aggregate amount of $680,000 ($382,500 of which is reported in the “Bonus” column, and the remainder of which is reported in the “Non-Equity Incentive Plan Compensation” column), became payable upon his death. The amount shown for Mr. Kari represents that portion of the cash sign-on bonus paid in 2009 which he received in recognition of the forfeited annual incentive opportunity and unvested equity at his previous employer. See “CD&A — Written Agreements Relating to Employment of CEO and CFO.”

30	Freddie Mac

(4)	Amounts reported for stock awards are the aggregate grant date fair value of awards granted during the period indicated, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“Compensation — Stock Compensation”). See Note 12 to the consolidated financial statements included in the Form 10-K for a discussion of the assumptions used in determining grant date fair values. The amounts reported disregard estimates of forfeitures for awards with service-based vesting conditions but do reflect actual forfeitures. There can be no assurance that the ASC Topic 718 grant date fair value amounts will ever be realized by any named executive officer.

Grants of RSUs include the right to receive dividend equivalents. The value of these dividend equivalents is included in the calculation of the grant date fair value of the RSU awards. Stock options granted prior to January 1, 2006 also include dividend equivalent rights on each share underlying the option equal to the dividend per share declared and paid on our outstanding common stock.

Although dividends on common stock have been suspended during the conservatorship by order of the Conservator, payment of accrued dividend equivalents on stock options vested as of December 31, 2004 will occur as those options expire unexercised. Of the named executives, only Messrs. Federico and Kellermann received cash payments during 2009 (equal to $13,274 and $3,699, respectively) for dividend equivalents associated with options that expired unexercised.

(5)	The amounts reported reflect the portion of the 2009 Target Incentive Opportunity that was earned for 2009 and paid on March 15, 2010. The remaining 50% of the 2009 Target Incentive Opportunity award, payable by March 15, 2011, is subject to the accomplishment of certain performance objectives. See “CD&A — Total Direct Compensation — Target Incentive Opportunity.” The amounts reported for Messrs. Bostrom, Federico and Perlman also include the final, performance-based portions of the September 2008 retention awards of $315,000, $315,000 and $525,000, respectively, paid on March 15, 2010. The amount reported for Mr. Kellermann reflects only the final, performance-based portion of the September 2008 retention award that was paid upon his death. The terms and performance goals applicable to the final, performance-based portion of these awards are discussed under “CD&A — Executive Management Compensation Program — Determination of Performance-Based Portion of 2008 Retention Award for Named Executive Officers.”

(6)	Except for the deferred compensation amounts described in the last paragraph of this note, the amounts reported in this column reflect only the actuarial increase in the present value of each named executive officer’s accrued benefits under our Pension Plan and the Pension SERP Benefit (as defined under “— Pension Benefits — 2009”) determined using the time periods and assumptions applied in our consolidated financial statements for the years ended December 31, 2007, 2008 and 2009, respectively. However, the amounts reported for Mr. Kellermann are measured using December 31, 2008 and April 22, 2009 (his date of death) and the applicable plan provisions for payments to beneficiaries. The Pension Plan generally provides for a survivor annuity in the amount of one-half of the annuity payment during the life of the participant. Mr. Kellermann’s named beneficiary received a full payout of his Pension SERP Benefit in the amount of $300,548 following his death, and therefore, Mr. Kellermann had a negative aggregate change of $(318,111) in his accumulated benefit under the Pension Plan and the Pension SERP Benefit and nonqualified deferred compensation earnings (i.e., above market earnings). Because the aggregate change in the actuarial present value of Mr. Kellermann’s accumulated pension benefit was negative, it is reflected as zero for this period. Mr. Kellermann’s named beneficiary has not yet elected to commence payments under the Pension Plan and may defer payments until a date no later than the year in which Mr. Kellermann would have attained age 70 1/2. Mr. Kellermann’s named beneficiary is entitled to receive a single life annuity under the Pension Plan with a present value of $55,457 as of his date of death. Messrs. Haldeman, Moffett and Kari were not participants in the Pension Plan or the Pension SERP Benefit as of December 31, 2009 because they had not attained one year of service (in the case of Mr. Moffett, he resigned prior to attaining one year of service) as required for participation under the Pension Plan and the Pension SERP Benefit. Mr. Koskinen was not an employee and therefore was not eligible for participation under the Pension Plan and the Pension SERP Benefit.

With the exception of Messrs. Kellermann and Federico, the values reported include amounts that the named executive officers are not currently entitled to receive because such amounts are not yet vested. The amounts reported do not include values associated with retiree medical benefits, which are generally available on the same terms to all employees.

Deferred Base Salary under the Mandatory Executive Deferred Base Salary Plan is not considered compensation eligible for deferral in accordance with the Executive Deferred Compensation Plan, or EDCP. The Mandatory Executive Deferred Base Salary Plan does not provide for interest on Deferred Base Salary.

The amounts reported in this column for Messrs. Federico and Kellermann include above-market earnings on their respective accumulated balances in the EDCP as of December 31, 2009 for Mr. Federico and as of April 22, 2009 for Mr, Kellermann (the date of his death). The amounts of the above-market earnings for these individuals are as follows: Mr. Federico: $126; and Mr. Kellermann: $35. Deferrals under the EDCP are credited with interest compounded daily at the rate of 1% per annum in excess of the prime rate as reported by the Wall Street Journal on the first business day of each calendar year during the deferral period. In 2009, interest was credited at a rate of 4.25% based on the prime rate on January 2, 2009 of 3.25% plus 1%. Nonqualified deferred compensation earnings included for Messrs. Federico and Kellermann consist of the above-market portion of interest paid in 2009, which was 0.04%, equal to the 4.25% credited minus 120% of the applicable federal long-term rate, or 4.21%.

31	Freddie Mac

(7)	Amounts reflect (i) basic and matching contributions we made to our tax-qualified Thrift/401(k) Savings Plan; (ii) accruals we made pursuant to the Thrift/401(k) SERP Benefit; (iii) FlexDollars (described below); (iv) perquisites and other personal benefits received; and (v) gross-ups for the payment of taxes associated with perquisites and other personal benefits. These amounts for 2009 are as follows:

	Thrift/401(k)
	Savings Plan	Thrift/401(k)	Flex		Tax
	Contributions	SERP Accruals	Dollars	Perquisites	Gross-Ups	Other

Mr. Haldeman	$—	$—	$290	$46,555	$—	$—
Mr. Kari	—	—	302	58,836	—	—
Mr. Moffett	—	—	3,914	194,628	126,822	—
Mr. Koskinen	—	—	—	—	—	10,028
Mr. Kellermann	13,660	39,177	4,697	—	—	—
Mr. Bostrom	17,435	92,500	14,168	—	—	—
Mr. Federico	21,860	77,880	21,782	—	—	—
Mr. Perlman	14,431	48,508	12,748	—	—	—

Employer contributions to the Thrift/401(k) Savings Plan are available on the same terms to all of our employees. We match up to the first 6% of eligible compensation at 100% of the employee’s contributions, with the percentage matched dependent upon the employee’s length of service. Employee contributions and our matching contributions are invested in accordance with the employee’s investment elections and are immediately vested. In addition, Freddie Mac makes an additional contribution to our Thrift/401(k) savings plan, referred to as the “basic contribution,” that is allocated on behalf of each eligible employee, based on a stated percentage of each employee’s eligible compensation. The basic contribution is made by the company after the end of the calendar year to which it relates. The formula for the contribution is 2% of pay up to the Social Security wage base, which was $106,800 for 2009, and 4% of pay above the Social Security wage base. Basic contributions were approved and posted to employees’ accounts in 2008 and 2009. Basic contributions received on or after January 1, 2008 are subject to a graded vesting schedule under which they become vested at the rate of 20% per year after each of the first through the fourth years of service and become fully vested after five years of service.

For additional information regarding the Thrift/401(k) SERP Benefit, see “Non-qualified Deferred Compensation” below. Amounts for the Thrift/401(k) Savings Plan Contributions and Thrift/401(k) SERP Accruals are presented without regard to vesting status.

FlexDollars are provided under our Flexible Benefits Plan and are generally available to all employees to offset costs related to medical, dental and vision coverage, group term life insurance, accidental death and personal loss insurance, and vacation purchase. FlexDollars can be used to offset the cost of other benefits and any unused FlexDollars are payable as taxable income.

Perquisites include relocation services, financial planning services and annual physical examinations. Perquisites are valued at their aggregate incremental cost to Freddie Mac. During the years reported, the aggregate value of perquisites received by all named executive officers other than Messrs. Haldeman, Kari and Moffett was less than $10,000. In accordance with SEC rules, amounts shown under “All Other Compensation” do not include perquisites or personal benefits for a named executive officer that, in the aggregate, amount to less than $10,000.

The amounts shown in the “Perquisites” column for Messrs. Haldeman and Kari consist entirely of relocation expenses paid as part of the relocation benefit we agreed to provide when we hired them.

The amount shown in the “Perquisites” column for Mr. Moffett consists of (a) relocation expenses of $180,662 paid to Mr. Moffett as part of the relocation benefit we agreed to provide to him in connection with his hire; (b) financial planning services; and (c) personal use of car and driver for commuting in the Washington, D.C. metro area.

We calculated the incremental cost to us of providing each of Mr. Haldeman’s, Mr. Kari’s and Mr. Moffett’s relocation expenses based on actual cost; that is, the total amount of expenses incurred by us in providing the benefit.

Since the time Mr. Moffett received the tax gross-up shown above, FHFA has determined that no executive officers will be provided with tax gross-ups.

The amounts shown in the “Other” column for Mr. Koskinen consist of a match by the Freddie Mac Foundation of charitable contributions made by non-employee directors and the attributed value of Business Travel Accident Insurance provided to non-employee directors. See notes 6 and 7 to the 2009 Director Compensation Table for more information.

No amounts were paid or accrued during 2009 to any named executive officer pursuant to any termination or severance.

(8)	Mr. Moffett was appointed Chief Executive Officer on September 7, 2008 and resigned his position effective March 13, 2009. Mr. Kellermann became Acting Chief Financial Officer on September 24, 2008 and continued in that position until his death on April 22, 2009. Prior to that, he was Senior Vice President — Corporate Controller and Principal Accounting Officer from March 16, 2008 to September 24, 2008. Mr. Koskinen is the Non-Executive Chairman of Freddie Mac’s Board of Directors and served as Interim Chief Executive Officer following Mr. Moffett’s resignation until Mr. Haldeman assumed the duties of Chief Executive Officer on August 10, 2009. In addition, Mr. Koskinen performed the function of principal financial officer on an interim basis following Mr. Kellermann’s death until Mr. Haldeman assumed his duties as Chief Executive Officer. Although Mr. Koskinen served in these positions and qualifies as a named executive officer, he served in those capacities as a non-employee.

The amounts reported for Mr. Koskinen represent his fees earned or paid in cash for services as the Non-Executive Chairman ($290,000); compensation paid for service from March 2009 through August 2009 as Interim Chief Executive Officer ($250,685); a charitable match of up to $10,000 ($10,000; see Note 6 to the 2009 Director Compensation Table); and the cost of Business Travel Accident Insurance ($28; see Note 7 to the 2009 Director Compensation Table).

32	Freddie Mac

Grants of Plan-Based Awards — 2009

The following table contains information concerning grants of plan-based awards to each of the named executive officers during 2009. The company is prohibited from issuing equity securities, without Treasury’s consent, under the terms of the Purchase Agreement. Accordingly, no stock awards were granted during 2009.

		Estimated Future Payouts Under
		Non-Equity Incentive Plan Awards(2)
Name	Grant Date(1)	Threshold	Target	Maximum

Mr. Haldeman	12/22/2009	$—	$791,667	$950,000
Mr. Kari	12/22/2009	—	261,004	313,205
Mr. Moffett	—	—	—	—
Mr. Koskinen	—	—	—	—
Mr. Kellermann	—	—	—	—
Mr. Bostrom	12/22/2009	—	930,000	1,116,000
Mr. Federico	12/22/2009	—	838,157	1,005,788
Mr. Perlman	12/22/2009	—	975,000	1,170,000

(1)	The grant date is the date of FHFA’s approval of the Executive Compensation Program. The Compensation Committee approved the program, contingent on FHFA’s approval, on December 16, 2009.
(2)	The amounts reported reflect the Target Incentive Opportunity granted in 2009. The amount actually earned can range from 0% of target (reported in the Threshold column) up to a maximum of 120% of target (reported in the Maximum column). Additionally, if the named executive officer is a member of the company’s Management Committee on the date that the Board’s Compensation Committee approves the funding level, the amount that is paid is also subject to an assessment of division and/or individual performance as determined by the CEO that can result in an increase or decrease to the amount payable of up to 25%. For the CEO, the Board of Directors performs the assessment. Actual amounts earned under the 2009 Target Incentive Opportunity are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. For a description of the 2009 Target Incentive Opportunity and the performance and other measures used to determine payouts, see “CD&A — Executive Management Compensation Program — Performance Measures for 2009 Target Incentive Opportunity” and “Determination of Actual 2009 Target Incentive Opportunity for Named Executive Officers.”

33	Freddie Mac

Outstanding Equity Awards at Fiscal Year-End — 2009

The following table shows outstanding equity awards held by the named executive officers as of December 31, 2009.

			Option Awards(3)				Stock Awards(3)
			Number of	Number of			Number of	Market Value of
			Securities Underlying	Securities Underlying	Option	Option	Shares or Units of	Shares or Units of
			Unexercised Options	Unexercised Options	Exercise	Expiration	Stock That Have	Stock That Have
Name	Award Type(1)	Grant Date	Exercisable (#)	Unexercisable (#)	Price ($)(2)	Date	Not Vested (#)	Not Vested ($)(4)

Mr. Haldeman	—		—	—	$—	—	—	$—
Mr. Kari	—		—	—	—	—	—	—
Mr. Moffett	—		—	—	—	—	—	—
Mr. Koskinen	—		—	—	—	—	—	—
Mr. Kellermann	SO	03/03/00	1,060	0	41.38	03/02/10	—	—
	SO	09/08/00	630	0	44.78	09/07/10	—	—
	SO	03/02/01	950	0	67.85	03/01/11	—	—
	SO	03/01/02	1,490	0	64.35	02/29/12	—	—
	SO	03/13/03	1,210	0	52.65	04/22/12	—	—
	SO	04/01/04	2,610	0	59.51	04/22/12	—	—
	SO	04/11/05	2,680	0	62.79	04/22/12	—	—
Mr. Bostrom	RSU	03/03/06	—	—	—	—	3,000	4,410
	SO	06/05/06	8,962	2,988	60.45	06/04/16	—	—
	RSU	06/05/06	—	—	—	—	2,748	4,040
	RSU	03/29/07	—	—	—	—	7,523	11,059
	RSU	03/07/08	—	—	—	—	48,602	71,445
Mr. Federico	SO	03/03/00	2,170	0	41.38	03/02/10	—	—
	SO	03/02/01	1,870	0	67.85	03/01/11	—	—
	SO	03/01/02	2,870	0	64.35	02/29/12	—	—
	SO	03/13/03	4,000	0	52.65	03/12/13	—	—
	SO	04/01/04	3,590	0	59.51	03/31/14	—	—
	SO	06/04/04	2,330	0	58.92	06/03/14	—	—
	SO	04/11/05	4,730	0	62.79	04/10/15	—	—
	RSU	03/03/06	—	—	—	—	2,903	4,267
	RSU	03/29/07	—	—	—	—	9,145	13,443
	RSU	03/07/08	—	—	—	—	46,759	68,736
Mr. Perlman	RSU	09/06/07	—	—	—	—	6,735	9,900
	RSU	03/07/08	—	—	—	—	47,508	69,837

(1)	The rows labeled “SO” indicate stock options and the rows labeled “RSU” indicate restricted stock units.
(2)	Consistent with the terms of our 2004 Employee Plan, as amended, the option exercise price was set at a price equal to the fair market value of our common stock on the grant date.
(3)	Except as otherwise indicated, all option and stock awards listed in this table vest in four equal annual installments beginning on the first anniversary of the grant date. Amounts reported in this table for RSUs represent only the unvested portion of awards. Amounts reported in this table for options represent only the unexercised portion of awards.

Pursuant to his grant agreements, Mr. Kellermann’s stock options vested upon his death on April 22, 2009 and remain exercisable for 36 months, unless they expire earlier pursuant to their terms. All of Mr. Kellermann’s unvested RSUs vested upon his death and became nonforfeitable immediately.

(4)	Market value is calculated by multiplying the number of RSUs held by each named executive officer on December 31, 2009 by the closing price of our common stock on December 31, 2009 ($1.47), the last day of trading for the year.

34	Freddie Mac

For information on alternative settlement provisions of RSU and stock option grants in the event of certain terminations, see “Potential Payments Upon Termination of Employment or Change-in-Control” below.

Option Exercises and Stock Vested — 2009

The following table sets forth information concerning value realized upon the vesting of RSUs during 2009 by each of the named executive officers. No named executive officer exercised options in 2009.

	Stock Awards
	Number of Shares	Value Realized
Name	Acquired on Vesting (#)(1)	on Vesting ($)(2)

Mr. Haldeman	0	$0
Mr. Kari	0	0
Mr. Moffett	0	0
Mr. Koskinen	0	0
Mr. Kellermann	32,105	21,838
Mr. Bostrom	27,066	12,588
Mr. Federico	24,383	11,107
Mr. Perlman	22,841	18,325

(1)	Amounts reported reflect the number of RSUs that vested during 2009 prior to our withholding of shares to satisfy applicable taxes.
(2)	Amounts reported are calculated by multiplying the number of pre-tax RSUs that vested during 2009 by the fair market value of our common stock on the date of vesting.

Pension Benefits — 2009

The following table shows the actuarial present value of the accumulated retirement benefits payable under the Freddie Mac Employees’ Pension Plan, or “Pension Plan,” and the component of the SERP that relates to the Pension Plan, or “Pension SERP Benefit,” for each of the named executive officers, computed as of December 31, 2009. A summary of the material terms of each plan follows the table, including information on early retirement.

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service (#)(1)	Accumulated Benefit ($)(2)	Last Fiscal Year ($)

Mr. Haldeman	Pension Plan	0	$0	$0
	Pension SERP Benefit	0	0	0
Mr. Kari	Pension Plan	0	0	0
	Pension SERP Benefit	0	0	0
Mr. Moffett	Pension Plan	0	0	0
	Pension SERP Benefit	0	0	0
Mr. Koskinen(3)	Pension Plan	0	0	0
	Pension SERP Benefit	0	0	0
Mr. Kellermann(4)	Pension Plan	16.6	55,457	0
	Pension SERP Benefit	16.6	0	300,548
Mr. Bostrom	Pension Plan	4	63,185	0
	Pension SERP Benefit	4	324,539	0
Mr. Federico	Pension Plan	21.3	156,337	0
	Pension SERP Benefit	21.3	659,989	0
Mr. Perlman	Pension Plan	2.4	42,414	0
	Pension SERP Benefit	2.4	235,813	0

(1)	Amounts reported represent the credited years of service for each named executive officer as of December 31, 2009, under the Pension Plan and the Pension SERP Benefit, respectively, with the exception of Mr. Kellermann. Amounts reported for Mr. Kellermann are as of the date of death.
(2)	Amounts reported reflect the present value, expressed as a lump sum as of December 31, 2009, of each named executive officer’s benefits under the Pension Plan and the Pension SERP Benefit, respectively. Amounts reported are calculated using the assumptions applied in Note 16 to the consolidated financial statements included in our Form 10-K, and the normal retirement age of 65 specified in the Pension Plan. For Messrs. Bostrom and Perlman, the amounts shown include amounts, if any, in which the named executive officers are not yet vested. Pension Plan and Pension SERP Benefits do not vest until the participant attains five years of vesting service, at which time he or she vests fully. Mr. Moffett terminated his employment before earning benefits, so the value of his accumulated benefits as of December 31, 2009 was $0.
(3)	Because Mr. Koskinen was never an employee, he was not eligible to participate in the Pension Plan or the Pension SERP Benefit.
(4)	Mr. Kellermann’s named beneficiary is entitled to receive a single life annuity under the Pension Plan and may defer payment until a date no later than the year in which Mr. Kellermann would have attained age 70 1/2. The amount reflected represents the lump sum present value of this annuity as of his date of death — April 22, 2009. In addition, in May 2009, Mr. Kellermann’s named beneficiary received a gross lump sum distribution of his accrued Pension SERP Benefit as of the date of his death in the amount of $300,548.

35	Freddie Mac

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

For purposes of the Pension Plan, compensation includes the non-deferred base salary paid to each employee (which includes Semi-Monthly Base Salary under our Executive Compensation Program), as well as overtime pay, shift differentials, non-deferred bonuses paid under our corporate-wide annual bonus program or pursuant to a functional incentive plan (excluding the value of any stock options or cash equivalents), commissions, and salary reductions under the Thrift/401(k) Savings Plan and the Flexible Benefits Plan, and qualified transportation benefits under Internal Revenue Code Section 132(f)(4). Compensation does not include, among other things, supplemental compensation plans providing temporary pay, deferrals under the Mandatory Executive Deferred Base Salary Plan or amounts paid after termination of employment other than amounts included in a final paycheck.

Notwithstanding the lump sum nature of the disclosure in the preceding table, lump sum payments are not permitted under the Pension Plan if the present value of the accrued benefit would equal or exceed $25,000. The normal form of benefit under the Pension Plan is an annuity providing monthly payments for the life of the participant (and a survivor annuity for the participant’s spouse if applicable). Optional forms of benefit payment are available. A benefit with an actuarial present value equal to or less than $5,000 may only be paid as a lump sum.

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

An early retirement benefit is available to a participant who terminates employment on or after age 55 with at least five years of service. This early retirement benefit is reduced by three percent (3%) for each year (prorated monthly for partial years) by which the commencement of such benefits precedes the earlier of (i) the participant’s attainment of age 65 or (ii) the participant’s attainment of age 62 or later with at least 15 years of service. Death benefits are available provided the participant completed at least five years of service prior to death.

Supplemental Executive Retirement Plan — Pension SERP Benefit

The “Pension SERP Benefit” component of the SERP is designed to provide participants with the full amount of benefits to which they would have been entitled under the Pension Plan if that plan (1) was not subject to certain limits on compensation that can be taken into account under the Internal Revenue Code and (2) did not exclude from “compensation” amounts deferred under our Executive Deferred Compensation Plan and Mandatory Executive Deferred Base Salary Plan. For example, the Pension Plan is only permitted under the Internal Revenue Code to consider the first $245,000 of an employee’s compensation during 2009 for the purpose of determining the participant’s compensation-based normal retirement benefit. We believe the Pension SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

The Pension SERP Benefit is calculated as the participant’s accrued annual benefit payable at age 65 (or current age, if greater) under the Pension Plan without application of the limits described in the preceding paragraph, less the participant’s actual accrued benefit under the Pension Plan. The Pension SERP Benefit is

36	Freddie Mac

vested for each participant to the same extent that the participant is vested in the corresponding benefit under the Pension Plan.

To be eligible for the Pension SERP Benefit for any year, the named executive officer must be eligible to participate in the Pension Plan and eligible for matching contributions and basic contributions under the Thrift/401(k) Savings Plan for part of that year.

Pension SERP Benefits that vest on or after January 1, 2005 are generally distributed in a lump sum after separation from service and are payable 90 days after the end of the calendar year in which separation occurs. Subject to plan limitations and restrictions under Internal Revenue Code Section 409A, employees may elect that this portion of the Pension SERP Benefit be paid upon separation in the form of a single life annuity at age 65 or in reasonably equal annual installments over five, 10 or 15 years (including interest). Under IRS rules, distributions to so-called “key employees” (as defined by the IRS in regulations concerning Internal Revenue Code Section 409A) on account of separation from service may not commence earlier than six months from the key employee’s separation from service. Payments under the SERP will be delayed if necessary to meet this requirement. In the case of death, the Pension SERP Benefit is distributed as a lump sum within 90 days of such event.

Pension SERP Benefits that vested prior to January 1, 2005 are generally distributed after separation from service (other than retirement) in the form of a single life annuity commencing at age 65. In the case of retirement, the vested pre-2005 Pension SERP Benefit is combined with the vested pre-2005 Thrift/401(k) SERP Benefit and is paid out in the form of a single life annuity payable at age 65 (or in a series of reasonably equal installments over 15 years commencing with retirement if actuarial estimates indicate that payment form would yield a longer period of payment). In the case of death, the vested pre-2005 Pension SERP Benefit is paid in the form of a lump sum within 90 days of such event.

Non-qualified Deferred Compensation

Executive Deferred Compensation Plan

The Executive Deferred Compensation Plan, or EDCP, allows the named executive officers to defer receipt of a portion of their annual salary and cash bonus (and to defer settlement of RSUs granted between 2002 and 2007). The EDCP is a non-qualified plan and is unfunded (benefits are paid from the company’s general assets). Pursuant to the amended and restated plan, deferrals may be made for a period of whole years as elected by the employee, but in no event past termination of employment. Deferred amounts are credited with interest, which is currently the prime rate as reported by the Wall Street Journal as of the first business day of the applicable calendar year, plus 1%. When employees make deferral elections for a particular year, they also specify the form in which the deferral will be distributed after the expiration of the election. The available selections are lump sum or reasonably equal installments over five, ten or fifteen years. A six-month delay in commencement of distributions on account of separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. Hardship withdrawals are permitted in certain limited circumstances.

On October 8, 2008, we amended the EDCP to permit participants to make a one-time election by October 31, 2008 to change the timing and form of the distribution of their existing non-equity balances in the EDCP. Messrs. Kellermann and Federico elected new in-service distributions scheduled to be paid in three installments in March 2009, December 2009 and May 2010. Mr. Kellermann’s account balance was distributed as a lump sum to his named beneficiary following his death. None of the other named executive officers made such deferral elections under the EDCP.

Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit

The “Thrift/401(k) SERP Benefit” component of the SERP is an unfunded, nonqualified defined contribution plan designed to provide participants with the full amount of benefits that they would have been entitled to under the Thrift/401(k) Savings Plan if that plan (1) was not subject to certain limits on compensation that can be taken into account under the Internal Revenue Code and (2) did not exclude from compensation amounts deferred under our EDCP and Mandatory Executive Deferred Base Salary Plan. For

37	Freddie Mac

example, in 2009 under the Internal Revenue Code, only the first $245,000 of an employee’s compensation is considered when determining the company’s percentage-based matching contribution and the basic contribution for any participant in the Thrift/401(k) Savings Plan. We believe the Thrift/401(k) SERP Benefit is an appropriate benefit because offering such a benefit helps us remain competitive with companies in the Comparator Group.

The Thrift/401(k) SERP Benefit equals the amount of the employer matching contributions and basic contribution for each named executive officer that would have been made to the Thrift/401(k) Savings Plan during the year, based upon the participant’s eligible compensation, without application of the above limits, less the amount of the matching contributions and basic contribution actually made to the Thrift/401(k) Savings Plan during the year. Participants are credited with earnings or losses in their Thrift/401(k) SERP Benefit accounts based upon each participant’s individual direction of the investment of such notional amounts among the virtual investment funds available under the SERP. Such investment options are based upon and mirror the performance of the investment options available under the Thrift/401(k) Savings Plan. As of December 31, 2009, there were 21 investment options in which participants’ notional amounts could be invested.

To be eligible for the Thrift/401(k) SERP Benefit, the named executive officer must be eligible for matching contributions and basic contributions under the Thrift/401(k) Savings Plan for part of the year. In addition, to be eligible for the portion of the Thrift/401(k) SERP Benefit attributable to employer matching contributions, the named executive officer must contribute the maximum amount permitted under the terms of the Thrift/401(k) Savings Plan on a pre-tax basis throughout the entire portion of the year in which the named executive officer is eligible to make such contributions. That portion of the Thrift/401(k) SERP Benefit is vested when accrued, while the accrual relating to the basic contribution paid prior to 2008 is subject to five-year cliff vesting, and the accrual relating to the basic contribution paid in 2008 and later years is subject to five-year graded vesting of 20 percent per year. The Thrift/401(k) SERP Benefits that vest on or after January 1, 2005 are generally distributed in a lump sum payable 90 days after the end of the calendar year in which separation from service occurs. A six-month delay in commencement of distributions on account of separation from service applies to key employees, in accordance with Internal Revenue Code Section 409A. If the named executive officer dies, the Thrift/401(k) SERP Benefit is paid in the form of a lump sum within 90 days of death.

Thrift/401(k) SERP Benefits that vested prior to January 1, 2005 are generally distributed after separation from service (other than retirement) in the form of three reasonably equal annual installments, starting in the first quarter of the calendar year following the year in which the separation from service occurs. In the case of retirement, the vested pre-2005 Thrift/401(k) SERP Benefit is combined with the vested pre-2005 Pension SERP Benefit and is payable in the form of a single life annuity at age 65 (or in a series of reasonably equal installments over 15 years commencing with retirement if actuarial estimates indicate that this payment form would yield a longer period of payment). In the case of death, the vested pre-2005 Thrift/401(k) SERP Benefit is paid in the form of a lump sum within 90 days of such event.

The following table shows the contributions, earnings, withdrawals and distributions, and accumulated balances under the Thrift/401(k) SERP Benefit for each named executive officer and the EDCP for Messrs. Kellermann and Federico (the only participating named executive officers) as of December 31, 2009. The amounts reflected as contributions and earnings for Mr. Kellermann are through the date of his death (April 22, 2009). All withdrawals and distributions made were paid after his death to his named beneficiary.

38	Freddie Mac

	Executive	Freddie Mac	Aggregate	Aggregate	Aggregate
	Contributions in	Accruals in	Earnings in	Withdrawals/	Balance at
Name	Last FY ($)(1)	Last FY ($)(2)	Last FY ($)(3)	Distributions ($)(4)	Last FYE ($)(5)

Mr. Haldeman
Thrift/401(k) SERP Benefit	$0	$0	$0	$0	$0
EDCP	0	0	0	0	0
Mr. Kari
Thrift/401(k) SERP Benefit	0	0	0	0	0
EDCP	0	0	0	0	0
Mr. Koskinen(6)
Thrift/401(k) SERP Benefit	0	0	0	0	0
EDCP	0	0	0	0	0
Mr. Moffett
Thrift/401(k) SERP Benefit	0	0	0	0	0
EDCP	0	0	0	0	0
Mr. Kellermann
Thrift/401(k) SERP Benefit	0	39,177	662	225,797	0
EDCP	0	0	1,580	124,567	0
Mr. Bostrom
Thrift/401(k) SERP Benefit	0	92,500	1,006	0	211,297
EDCP	0	0	0	0	0
Mr. Federico
Thrift/401(k) SERP Benefit	0	77,880	6,194	0	348,545
EDCP	0	0	8,621	176,273	112,982
Mr. Perlman
Thrift/401(k) SERP Benefit	0	48,508	158	0	54,947
EDCP	0	0	0	0	0

(1)	The SERP does not allow for employee contributions.
(2)	Amounts reported reflect company accruals under the Thrift/401(k) SERP Benefit during 2009. These amounts are also reported in the “All Other Compensation” column in the 2009 Summary Compensation Table.
(3)	Amounts reported represent the total interest and other earnings credited to each named executive officer under the Thrift/401(k) SERP Benefit and the EDCP during 2009. The credited interest rate for deferrals under the EDCP for 2009 was 4.25%. Above-market earnings are reflected in the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the 2009 Summary Compensation Table for Messrs. Federico and Kellermann since each was a participant in the EDCP. The above-market earnings for these individuals are as follows: Mr. Federico: $126; and Mr. Kellermann: $35.
(4)	Mr. Federico received distributions in March 2009 and December 2009 under the new in-service distribution schedule discussed in the “Non-qualified Deferred Compensation — Executive Deferred Compensation Plan” section. Mr. Kellermann received a distribution in March 2009 under the new in-service distribution schedule and his named beneficiary received the remaining account balance following his death.
(5)	Amounts reported reflect the accumulated balances under the Thrift/401(k) SERP Benefit for each named executive officer, including non-vested accruals and, for Messrs. Federico and Kellermann, accumulated balances under the EDCP. Under the Thrift/401(k) SERP Benefit, matching contribution accruals vest immediately, whereas the basic contribution accruals relating to the basic contribution paid prior to 2008 are subject to cliff vesting of 100 percent at the end of five years and the accrual relating to the basic contribution paid in 2008 and later years is subject to five-year graded vesting of 20 percent per year. Because none of the named executive officers has met the five-year vesting requirement for the basic contribution, with the exception of Messrs. Kellermann and Federico, the difference in the aggregate balance above and the vested balance is equal to the non-vested basic contributions plus earnings. The vested and non-vested components under the Thrift/401(k) SERP Benefit for each named executive officer are as follows: (i) Mr. Haldeman: vested balance: $0; non-vested balance: $0; (ii) Mr. Kari: vested balance: $0; non-vested balance: $0; (iii) Mr. Moffett: vested balance: $0; non-vested balance: $0; (iv) Mr. Kellermann: vested balance: $0; non-vested balance $0; (v) Mr. Koskinen: vested balance: $0; non-vested balance: $0; (vi) Mr. Bostrom: vested balance: $191,615; non-vested balance $19,682; (vii) Mr. Federico: vested balance: $348,545; non-vested balance $0; (viii) Mr. Perlman: vested balance: $48,244; non-vested balance: $6,703. Mr. Kellermann’s named beneficiary received the vested account balance in the amount of $225,797 following his death. If employment is terminated (other than through disability), all unvested amounts are forfeited upon such termination. For a more detailed discussion of the matching contribution accruals and basic contribution accruals, see “Supplemental Executive Retirement Plan — Thrift/401(k) SERP Benefit” above.

The following 2008 Thrift/401(k) SERP Benefit accrual amounts were reported in the column “All Other Compensation” in the 2008 Summary Compensation Table as compensation for each named executive officer for whom such accruals were made and reported during 2008, as follows: (i) Mr. Kellermann: $55,748; and (ii) Mr. Bostrom: $78,600. In addition, Mr. Perlman had a Thrift/401(k) SERP Benefit accrual amount of $6,250 for 2008, although this was not reported in the Summary Compensation Table because he was not a named executive officer for 2008. No Thrift/401(k) SERP Benefit accrual amounts were reported for any of the named executive officers in the column “All Other Compensation” in the 2007 Summary Compensation Table.

(6)	Mr. Koskinen has never been an employee and therefore was not eligible to participate in the Thrift/401(k) SERP Benefit or the EDCP.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT OR CHANGE-IN-CONTROL

We have entered into certain agreements and maintain certain plans that will require us to provide compensation to our named executive officers in the event of a termination of employment with Freddie Mac. The compensation and benefits potentially payable to each named executive officer if the officer had terminated his employment under various circumstances as of December 31, 2009 are reported in the discussion and tables below. For more information, see “Employment and Separation Agreements” below.

39	Freddie Mac

FHFA reviewed the terms of the employment agreements for Messrs. Haldeman and Kari and approved the termination benefits set forth therein.

We also have a corporate severance policy. Under this policy, executive officers, including our named executive officers, would typically receive severance benefits in an amount equal to one year’s Semi-Monthly Base Salary as long as their separation from service is due to a position elimination, reduction in force or is the result of management determination that it no longer maintains a high level of confidence in the executive officer’s decisions, judgment and/or conduct. Severance and all other forms of termination benefits for executive officers, including all of the named executive officers, must be approved by FHFA.

We are not obligated to provide any additional compensation to our named executive officers in connection with a change in control.

Each of our named executive officers is subject to a restrictive covenant and confidentiality agreement with us. The standard agreement provides that the named executive officer will not seek employment with one of our competitors in the 12 months immediately following termination of his employment with us, regardless of whether the executive’s employment is terminated by the executive, by us, or by mutual agreement. During that same 12-month period, each executive also agrees not to solicit or recruit any of our managerial employees. The agreement provides for continued confidentiality of information about us that constitutes trade secrets or proprietary or confidential information.

As of December 31, 2009, none of our named executive officers, except Mr. Kellermann and Mr. Federico, had vested in his benefits under the Pension Plan and the Pension SERP Benefit. The amounts presented in the table later in this section do not include vested RSU or stock option awards, vested balances in the Thrift/401(k) SERP Benefit or vested benefits in the Pension SERP Benefit as of December 31, 2009, because such vesting was not in connection with a termination or change in control. Amounts shown in the tables also do not include certain items available to all employees generally upon a termination event.

For RSUs, the value shown in the tables is calculated on a grant-by-grant basis by multiplying the number of unvested RSUs by the closing price of our common stock on December 31, 2009. No value is included in the tables for stock options because the exercise prices for all such options held by named executive officers are substantially higher than the closing price of our common stock on December 31, 2009.

Alternative Settlement Provisions of Equity Awards in the Event of Certain Terminations

RSUs

The RSUs awarded to our employees, including our named executive officers, contain alternative settlement provisions in the event of certain terminations, as follows:

•	Immediate vesting and settlement occurs in the event of death.

•	In the event of disability, normal retirement or a retirement other than a normal retirement, as defined in the 2004 Employee Plan, as amended and restated as of June 6, 2008, RSUs will vest immediately and will be settled in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. This treatment is subject to the executive’s signing an agreement containing certain restrictive covenants, including, but not limited to, non-competition, non-solicitation, continued cooperation and other matters to protect our business interests. Violation of any of the covenants results in the forfeiture of unsettled shares and the requirement to repay any after-tax gain realized from the settlement of shares within 12 months of the forfeiture event.

•	In the event of a termination that results in the payment of severance benefits, the RSUs vest immediately and settle in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred. Under interim guidance provided by FHFA, this provision is only applicable to awards scheduled to vest within 12 months of the executive’s termination date.

40	Freddie Mac

Stock Options

The stock options granted to our employees, including our named executive officers, include alternative settlement provisions in the event of certain terminations which are similar to the provisions for RSUs, with the following modifications:

•	The stock options remain exercisable for three years after the date of termination in the event of death.

•	The stock options remain exercisable for the full balance of their term in the event of disability.

•	In the event of retirement, as defined in the 2004 Employee Plan, stock options will continue to vest and remain exercisable for the full balance of their term, subject to the executive’s signing an agreement containing the same restrictive covenants as described above for RSUs.

•	In the event of a termination that results in the payment of severance benefits, stock options will continue to vest in accordance with the vesting schedule outlined in the agreement as if termination had not occurred and remain exercisable for the full balance of their term. Under interim guidance provided by FHFA, this provision is only applicable to options scheduled to vest within 12 months of the executive’s termination date.

•	If the individual’s employment is terminated for any reason other than those described above, the employee has 90 days after termination to exercise options vested as of the date of termination. All options unvested as of the date of termination are forfeited.

Potential Payments to Current Named Executive Officers

The following table describes the potential payments as of December 31, 2009 upon termination for the named executive officers employed as of that date. No information is provided with respect to a termination of employment on account of a retirement because none of the currently employed named executive officers were eligible to receive benefits upon retirement as of December 31, 2009 under any of the company’s compensation or benefit plans. Additional information is provided in the footnotes following the table.

41	Freddie Mac

	Voluntary or	Involuntary
	for Cause	Without Cause	Death	Disability

Charles E. Haldeman, Jr.
Compensation:
Semi-Monthly Base Salary(1)	—	$900,000	—	—
Incentive Opportunity(2)	—	—	$395,833	$395,833
Total	—	900,000	395,833	395,833
Ross J. Kari
Compensation:
Semi-Monthly Base Salary(1)	—	675,000	—	—
Incentive Opportunity(2)	—	—	—	—
Total	—	675,000	—	—
Robert E. Bostrom
Compensation:
Semi-Monthly Base Salary(1)	—	600,000	—	—
Incentive Opportunity(2)	—	—	348,750	348,750
Retention Award(3)	—	315,000	315,000	315,000
Equity Awards(4)	—	39,788	90,953	90,953
Benefits:
Non-Qualified Pension(5)	—	—	—	324,539
Deferred Compensation Payment(6)	—	—	—	19,682
Total	—	954,788	754,703	1,098,924
Peter J. Federico
Compensation:
Semi-Monthly Base Salary(1)	—	400,000	—	—
Incentive Opportunity(2)	—	—	523,438	523,438
Retention Award(3)	—	315,000	315,000	315,000
Equity Awards(4)	—	35,017	86,446	86,446
Benefits:
Non-Qualified Pension(5)	—	—	—	—
Deferred Compensation Payment(6)	—	—	—	—
Total	—	750,017	924,884	924,884
Michael Perlman(7)
Compensation:
Semi-Monthly Base Salary(1)	—	500,000	—	—
Incentive Opportunity(2)	—	—	125,000	125,000
Retention Award(3)	—	525,000	525,000	525,000
Equity Awards(4)	—	79,737	79,737	79,737
Benefits:
Non-Qualified Pension(5)	—	—	—	235,813
Deferred Compensation Payment(6)	—	—	—	6,703
Total	—	1,104,737	729,737	972,253

(1)	The amount reported for each named executive officer under Semi-Monthly Base Salary is equal to one times annualized Semi-Monthly Base Salary and is payable, at the named executive officer’s election, in a lump sum or pursuant to the company’s regular payroll schedule.
(2)	The amount reported under Incentive Opportunity is equal to the actual first incentive opportunity payment associated with the 2009 Target Incentive Opportunity, which, under the terms of the Executive Compensation Program, will be paid as soon as administratively possible following death or disability to any employee who has satisfied the minimum service requirement of having been employed for a minimum of four whole calendar months during the performance year. For more information on how the actual amount paid was determined for the named executive officers, see “CD&A — Executive Management Compensation Program — Determination of Actual 2009 Target Incentive Opportunity for Named Executive Officers.”
(3)	The amount reported under Retention Award reflects the unpaid portion, as of December 31, 2009, of the named executive officer’s cash retention award under the Retention Program, the terms of which called for immediate payment of such unpaid portion upon termination without cause, death or disability. Those amounts were paid in March 2010.
(4)	The amount reported under Equity Awards reflects the continued vesting of the named executive officer’s outstanding RSU grants, as follows:

•	Termination Without Cause — continued vesting of grants otherwise scheduled to vest within 12 months in accordance with interim guidance provided by FHFA, except for Mr. Perlman, whose offer letter provides that all outstanding RSU grants will continue to vest according to the normal vesting schedule specified in the award agreements; and,
•	Death and Disability — continued vesting of all grants in accordance with the vesting schedule outlined in the award agreement as if termination had not occurred.

Market value is calculated by multiplying the number of RSUs that will continue to vest by the closing price of our common stock on December 31, 2009 ($1.47), the last day of trading for the year.

42	Freddie Mac

(5)	The amount reported under Non-Qualified Pension reflects the unvested Pension SERP Benefit as of December 31, 2009, which is payable upon disability. Unvested Pension SERP Benefits are not payable in the event of death. Mr. Federico is fully vested in the Pension SERP Benefit. Mr. Federico is also fully vested in the Thrift/401(k) SERP Benefit. Amounts already vested are not required to be shown in the table above. See “Pension Benefits” for information about vested amounts.
(6)	The amount reported under Deferred Compensation Payment reflects the unvested Thrift/401(k) SERP Benefit as of December 31, 2009, which is also payable upon a disability event. Non-vested Thrift/401(k) SERP Benefits are not payable in the event of death. Amounts already vested are not required to be shown above. See Note 7 to the Summary Compensation Table for information about vested amounts.
(7)	Mr. Perlman’s offer letter provides that, in the event of an involuntary termination without cause that occurs between the second and third anniversaries of his hire date — a period which includes December 31, 2009 — he will receive a lump sum cash payment equal to two times his target short-term incentive in effect at the time of termination. However, under the terms of the Executive Compensation Program, none of the Covered Officers have a target short-term incentive. Accordingly, the amounts reported do not include any short-term incentive payment.

Former Named Executive Officers

The following narrative describes the actual payments made to those named executive officers who were no longer serving as named executive officers as of December 31, 2009.

John A. Koskinen

On August 10, 2009, upon the appointment of Mr. Haldeman as Chief Executive Officer, Mr. Koskinen relinquished his role as Interim Chief Executive Officer and returned to the position of Non-Executive Chairman. Although Mr. Koskinen did receive compensation for his services as Interim Chief Executive Officer (see “— Director Compensation”), Mr. Koskinen was not an employee and did not receive any benefits relating to the termination of his service as the Interim Chief Executive Officer.

David M. Moffett

Mr. Moffett resigned his position as Chief Executive Officer effective March 13, 2009. Mr. Moffett did not receive any post-termination employment benefits.

David B. Kellermann

Mr. Kellermann died on April 22, 2009, while serving as our Acting Chief Financial Officer.

Not including payments made pursuant to benefit plans generally available to all employees, payments made to Mr. Kellermann’s beneficiaries pursuant to agreements or plans in effect at the time of his death consist of: (1) retention award — $680,000, representing the unpaid portion of Mr. Kellermann’s retention award which became payable at the time of his death pursuant to the terms of the Retention Program; (2) payments made pursuant to the Pension Plan and the Pension SERP Benefit, which are reported in “Pension Benefits — 2009”; and (3) the Thrift/401(k) SERP Benefit and the EDCP account, which are reported in “Nonqualified Deferred Compensation.”

EMPLOYMENT AND SEPARATION AGREEMENTS

Messrs. Haldeman and Kari

The various agreements entered into in connection with the employment of Messrs. Haldeman and Kari are summarized above. See “— Written Agreements Relating to Employment of CEO and CFO.”

Mr. Bostrom

The company has no continuing obligations under the letter agreement entered into with Mr. Bostrom (in January 2006). The final installment of 3,000 shares pursuant to his sign-on RSU award, as set forth in his letter agreement, vested on March 3, 2010.

The agreement pertaining to Mr. Bostrom was filed as an exhibit to the Form 10-K/A filed on April 30, 2009.

Mr. Federico

We do not have an employment agreement with Mr. Federico.

43	Freddie Mac

Mr. Perlman

Freddie Mac entered into an offer letter with Mr. Perlman dated July 24, 2007. The letter established Mr. Perlman’s base salary, targeted bonus and long term incentive for 2007, subject to review and adjustment for future years as part of Freddie Mac’s annual performance management processes.

Mr. Perlman’s offer letter also included a provision requiring Freddie Mac to pay him a termination benefit if, within the first three years after his employment by Freddie Mac, Freddie Mac terminated his employment for any reason other than Gross Misconduct (as defined under Freddie Mac’s officer severance policy) or violation of certain conduct standards. The amount of the termination benefit is subject to reduction over the three-year period covered by the letter. If termination occurs after the third anniversary of his employment (i.e., after August 2010), Mr. Perlman will be eligible for termination benefits only as provided under the officer severance policy. The payment of any such benefits would require FHFA approval.

Mr. Perlman’s letter agreement was filed as an exhibit to our Registration Statement on Form 10.

Messrs. Moffett, Koskinen and Kellermann

We did not have an employment agreement with Mr. Moffett prior to his resignation or with Mr. Kellermann prior to his death. We also did not have an employment agreement with Mr. Koskinen for the period during which he served as Interim Chief Executive Officer.

DIRECTOR COMPENSATION

After we entered conservatorship, FHFA approved compensation for Board members in the form of cash retainers only, paid on a quarterly basis. Under the terms of the Purchase Agreement, without Treasury’s consent, we are prohibited from making stock grants to directors while this agreement remains in effect. We do not maintain any pension or retirement plans for directors. Non-employee directors are reimbursed for reasonable out-of-pocket costs for attending each meeting of the Board or a Board committee of which they are a member.

Mr. Koskinen and Mr. Glauber received the annual retainers indicated in the table below reflecting their roles on the Board prior to assuming their interim positions. In September 2009, the Board of Directors, with the concurrence of FHFA, approved additional compensation for Mr. Koskinen and Mr. Glauber for their service as Interim Chief Executive Officer and Interim Non-Executive Chairman, respectively, from March 2009 until August 2009. During the period of their service in these interim positions, Messrs. Koskinen and Glauber continued to be compensated at the rate established for their original positions as Non-Executive Chairman and Board member, respectively. The additional compensation was as follows:

(i)	Mr. Koskinen received an additional $250,685 for his service as Interim Chief Executive Officer, based on a pro rata application of the $900,000 base salary established for our Chief Executive Officer, less the amount of compensation otherwise paid to him for this period.

(ii)	Mr. Glauber received an additional $49,315 for his service as Interim Non-Executive Chairman, based on a pro rata application of the $290,000 annual retainer established for our Non-Executive Chairman, less the amount of compensation otherwise paid to him for this period.

Board compensation during conservatorship is shown in the table below.

2009 Non-Employee Director Compensation Levels

Board Service
Cash Compensation
Annual Retainer	$160,000
Annual Retainer for Non-Executive Chairman	290,000
Committee Service (Cash)
Annual Retainer for Audit Committee Chair	$25,000
Annual Retainer for Business and Risk Committee Chair	15,000
Annual Retainer for Committee Chairs (other than Audit or Business and Risk)	10,000
Annual Retainer for Audit Committee Members	10,000

44	Freddie Mac

Historical Equity Compensation.  Prior to conservatorship, non-employee directors received stock-based compensation under the Directors’ Plan in the form of RSUs. The number of RSUs awarded to non-employee directors was calculated by dividing the dollar amount of the award by the fair market value of our common stock on the grant date. Fair market value is defined under the Directors’ Plan as the closing sales price of a share of our common stock reported for such date. For RSU grants made beginning March 3, 2007, vesting occurred in four equal increments with 25% vesting on each anniversary date of the grant, unless vesting was accelerated under certain circumstances, including death, disability or retirement from the Board. For equity grants outstanding as of December 31, 2006, vesting with respect to both stock options and RSUs occurred in equal increments over four terms on the Board, with 25% vesting at the end of every term of office, unless vesting was accelerated under certain circumstances, including death, disability or retirement from the Board.

Dividend equivalents on RSUs previously granted to our non-employee directors were accrued as additional RSUs and were generally settled at the same time as the underlying RSUs. However, unlike the underlying RSUs, the dividend equivalents on RSUs were not subject to a vesting schedule and were settled upon termination of Board service irrespective of whether the underlying RSUs vested. A director forfeited unvested RSUs upon a termination other than for death, disability or retirement. Retirement for purposes of the Directors’ Plan was a termination resulting from the director’s attainment of 72 years of age or ten consecutive terms in office.

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

Non-Employee Director Stock Ownership Guidelines.  Prior to conservatorship, non-employee directors generally were expected to hold an investment of at least five times the annual Board retainer in our common stock within five years after joining the Board, unless the former Governance, Nominating and Risk Oversight Committee determined that it was unduly burdensome for a director to make such an investment. In February 2009, the Board eliminated the stock ownership guidelines because we had ceased paying directors stock-based compensation.

45	Freddie Mac

The following table summarizes the 2009 compensation provided to all persons who served as non-employee directors during 2009.

2009 Director Compensation

				Change in Pension Value and
	Fees Earned or	Stock	Option	Nonqualified Deferred	All Other
Name	Paid in Cash	Awards	Awards	Compensation Earnings(4)	Compensation(5)(6)	Total

B. Alexander(2)(3)	$175,000	$—		$—	$10,028	$185,028
R. Glauber(1)(2)(3)	229,315	—		—	10,028	239,343
N. Retsinas(2)	160,000	—		3	428	160,431
L. Bammann	170,000	—	—	—	10,028	180,028
C. Byrd	170,000	—	—	—	2,028	172,028
L. Hirsch	160,000	—	—	—	10,028	170,028
J. Koskinen(1)	540,685	—	—	—	10,028	550,713
C. Lynch	185,000	—	—	—	28	185,028
E. Shanks, Jr.	170,000	—	—	—	28	170,028
A. Williams	160,000	—	—	—	28	160,028

(1)	The amounts reported reflect additional compensation for John Koskinen and Robert Glauber of $250,685 and $49,315, respectively, for their service from March 2009 until August 2009, as Interim Chief Executive Officer and Non-Executive Chairman, respectively.
(2)	At December 31, 2009, the aggregate number of common shares underlying the outstanding RSU awards that had not vested and were held by each non-employee director was as follows: Ms. Alexander — 5,043 shares; Mr. Glauber — 5,043 shares; and Mr. Retsinas — 4,686 shares.
(3)	At December 31, 2009, the aggregate number of common shares underlying outstanding option awards, exercisable and unexercisable, held by each non-employee director was as follows: Ms. Alexander — 6,360 shares; and Mr. Glauber — 1,822 shares.
(4)	We do not have any pension or retirement plans for our non-employee directors. For Mr. Retsinas, includes approximately $3.00 in above-market interest earned in 2009 on his deferred compensation balances. Deferred compensation to be settled in cash is credited with interest compounded quarterly at the rate of: (i) 1% per annum in excess of the prime rate as reported by the Wall Street Journal on the first business day of each calendar year during the deferral period; or (ii) such other rate as is determined by the Compensation Committee. In 2009, interest was credited at a rate of 4.25% based on the prime rate on January 2, 2009 of 3.25% plus 1%. Disclosure of nonqualified deferred compensation earnings for Mr. Retsinas consisted of the above-market portion of interest paid in 2009. Of the 4.25% rate of interest that was paid in 2009 on the deferred compensation balances of Mr. Retsinas, 0.02% was considered above-market. The market rate of interest for 2009 was 4.23%, which was 120% of the applicable federal quarterly compounded long-term rate for January 2009.
(5)	The Freddie Mac Foundation provides a dollar-for-dollar match to eligible organizations and institutions, up to an aggregate amount of $10,000 per director per fiscal year. Matching contributions made to charities designated by the non-employee directors were as follows: Ms. Alexander, $10,000; Ms Bammann, $10,000; Mr. Glauber, $10,000; Mr. Koskinen, $10,000; Mr. Hirsch, $10,000; Ms. Byrd, $2,000; and Mr. Retsinas, $400.
(6)	We have provided Business Travel Accident Insurance for officers, employees and non-employee directors for many years. The basic benefit provides $250,000 to their heirs in the event of accidental death while on business travel for Freddie Mac. The cost of this insurance ($28) is attributed to each non-employee director as compensation and reported on a tax Form 1099 each year.

46	Freddie Mac

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

Our only class of voting stock is our common stock. The following table shows the beneficial ownership of our common stock as of April 8, 2010 by our current directors, our named executive officers, all of our directors and executive officers as a group, and holders of more than 5% of our common stock. Beneficial ownership is determined in accordance with SEC rules for computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person. As of April 8, 2010, each director and named executive officer, and all of our directors and executive officers as a group, owned less than 1% of our outstanding common stock. The information presented below is based on information provided to us by the individuals or entities specified in the table.

Stock Ownership by Directors, Executive Officers and Greater Than 5% Holders

As of April 8, 2010

		Common Stock			Total
		Beneficially		Stock Options	Common
		Owned		Exercisable	Stock
		Excluding		Within 60 Days of	Beneficially
Name	Position	Stock Options*		April 8, 2010	Owned*

Directors
Linda B. Bammann	Director	0		0	0
Carolyn H. Byrd	Director	0		0	0
Robert R. Glauber	Director	5,042	(1)	1,822	6,864
Laurence E. Hirsch	Director	0		0	0
John A. Koskinen	Director	0		0	0
Christopher S. Lynch	Director	0		0	0
Nicolas P. Retsinas	Director	7,300	(2)	0	7,300
Eugene B. Shanks, Jr.	Director	0		0	0
Anthony A. Williams	Director	0		0	0
Charles E. Haldeman, Jr.	Chief Executive Officer	0		0	0
David M. Moffett	Former Chief Executive Officer	0		0	0
Ross J. Kari	EVP — Chief Financial Officer	0		0	0
David B. Kellermann	Former Acting Chief Financial Officer	0		9,570	9,570
Robert E. Bostrom	EVP — General Counsel & Corporate Secretary	45,808	(3)	11,950	57,758
Peter J. Federico	SVP — Investments & Capital Markets and Treasurer	39,023	(4)	19,390	58,413
Michael Perlman	EVP — Operations & Technology	33,092	(5)	0	33,092
All directors and executive officers as a group (26 persons)		375,681	(6)	199,962	575,643

5% Holder	Common Stock Beneficially Owned		Percent of Class

U.S. Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, D.C. 20220	Variable	(7)	79.9%

*	Includes shares of stock beneficially owned as of April 8, 2010. Also includes RSUs vesting within 60 days of April 8, 2010. An RSU represents a conditional contractual right to receive one share of Freddie Mac common stock at a specified future date. See “Executive Compensation — Director Compensation — Historical Equity Compensation” and “Executive Compensation — Compensation Discussion and Analysis” above for more information.
(1)	Includes 4,858 RSUs and 184 dividend equivalents on RSUs.
(2)	Includes 3,432 RSUs and 79 dividend equivalents on RSUs.
(3)	Includes 2,748 RSUs.
(4)	Includes 0 RSUs.
(5)	Includes 13,471 RSUs.
(6)	Includes 37,915 RSUs and 263 dividend equivalents on RSUs.
(7)	In September 2008, we issued to Treasury a warrant to purchase, for one one-thousandth of a cent ($0.00001) per share, shares of our common stock equal to 79.9% of the total number of shares of our common stock outstanding on a fully diluted basis at the time the warrant is exercised. The warrant may be exercised in whole or in part at any time until September 7, 2028. As of the date of this filing, Treasury has not exercised the warrant. The information above assumes Treasury beneficially owns no other shares of our common stock.

47	Freddie Mac

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans at December 31, 2009. Our stockholders have approved the Employee Stock Purchase Plan, or the ESPP, the 2004 Employee Plan, the 1995 Employee Plan and the 1995 Directors’ Stock Compensation Plan, or the Directors’ Plan. We suspended the operation of these plans following our entry into conservatorship and are no longer granting awards under such plans.

(c)
	(a)		Number of securities
	Number of securities		remaining available for
	to be issued	(b)	future issuance under
	upon exercise	Weighted average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected
Plan Category	and rights	warrants and rights	in column (a))

Equity compensation plans approved by stockholders	6,698,498 (1)	$33.46 (2)	32,096,126 (3)
Equity compensation plans not approved by stockholders	None	N/A	None

(1)	Includes 2,924,656 restricted stock units and restricted stock issued under the Directors’ Plan, the 1995 Employee Plan and the 2004 Employee Plan.
(2)	For the purpose of calculating this amount, the restricted stock units and restricted stock are assigned a value of zero.
(3)	Includes 24,704,355 shares, 5,845,739 shares and 1,546,032 shares available for issuance under the 2004 Employee Plan, the ESPP and the Directors’ Plan, respectively. No shares are available for issuance under the 1995 Employee Plan.

48	Freddie Mac

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

Corporate Governance Guidelines

In March 2010, the Board adopted revised Corporate Governance Guidelines, or our Guidelines, which are available on our website at www.freddiemac.com/governance/pdf/gov_guidelines.pdf.

Director Independence

The non-employee members of the Board made the following determinations concerning the independence, as defined in both Section 303A.02 of the NYSE Listed Company Manual and Sections 4 and 5 of our Guidelines, of the members of our Board who have served in 2010, each of whom also served on our Board in 2009, and David M. Moffett, who served on our Board in 2009.

•	Charles E. Haldeman, Jr. and David M. Moffett, our current and former Chief Executive Officers, respectively, are and were not independent.

49	Freddie Mac

•	John A. Koskinen, who served as our Interim Chief Executive Officer from March 13, 2009 until August 10, 2009, was not independent while he served in that position.

•	Anthony A. Williams was not independent from January 1, 2009 until September 3, 2009, because of payments made by Freddie Mac in 2005 and 2006 to an affiliate of Friedman, Billings, Ramsey Group, Inc. This affiliate provided brokerage services to Freddie Mac in connection with transactions in agency securities during 2005 and 2006, and the payments were related to those services. Mr. Williams was employed by an indirect wholly-owned subsidiary of Friedman, Billings, Ramsey Group, Inc. from January 2007 to May 2009.

•	All other members of our Board were independent during their service in 2009 and 2010, Mr. Koskinen was independent other than during the period when he served as Interim Chief Executive Officer, and Mr. Williams was independent as of September 3, 2009.

The non-employee members of the Board also concluded that all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are independent within the meaning of both Section 303A.02 of the NYSE Listed Company Manual and Sections 4 and 5 of our Guidelines. The non-employee members of the Board also determined that all current members of the Audit Committee and Ms. Bammann, who was a member of the Audit Committee until March 19, 2010, are independent within the meaning of Rule 10A-3 promulgated under the Exchange Act, and Section 303A.06 of the NYSE Listed Company Manual.

In determining the independence of each Board member, the non-employee members of the Board reviewed the following categories or types of relationships, in addition to those specifically addressed by the standards contained in Section 5 of our Guidelines, to determine whether those relationships, either individually or when aggregated with other relationships, would constitute a material relationship between the Director and Freddie Mac that would impair a Director’s judgment as a member of the Board or create the perception or appearance of such an impairment:

•	Service As Interim Chief Executive Officer Of Freddie Mac. As discussed above, Mr. Koskinen served as our Non-Executive Chairman until he was appointed Interim Chief Executive Officer from March 13, 2009, until August 10, 2009, when Mr. Haldeman was appointed our Chief Executive Officer and Mr. Koskinen resumed the position of Non-Executive Chairman. At the time of Mr. Koskinen’s appointment as Interim Chief Executive Officer, the non-employee members of the Board determined that they would treat him as a non-independent director under Section 303A.02 of the NYSE Listed Company Manual and Sections 4 and 5 of our Guidelines while he served as Interim Chief Executive Officer, but that after such service ended, they would reconsider his independence in light of such service. The non-employee members of the Board reconsidered Mr. Koskinen’s independence when Mr. Haldeman was appointed as Chief Executive Officer and concluded that Mr. Koskinen was independent under Section 303A.02 of the NYSE Listed Company Manual and Sections 4 and 5 of our Guidelines upon his resumption of the position of Non-Executive Chairman.

•	Board Memberships With For-Profit Business Partners. Mses. Alexander and Bammann and Messrs. Glauber, Lynch and Retsinas serve as directors of other companies that engage or have engaged in business with Freddie Mac resulting in payments between Freddie Mac and such companies during the past three fiscal years. In each case, the amount of the payments fell below the applicable threshold in our Guidelines that would automatically preclude a Board member who is a current executive officer or employee of a company that does business with Freddie Mac from being independent. In light of this fact, the nature and extent of the specific relationship between each of those companies and Freddie Mac, and the fact that these Board members are directors of these other companies rather than employees, the non-employee members of the Board concluded that those business relationships did not constitute material relationships between any of the Directors and Freddie Mac that would impair their independence as Freddie Mac Directors.

•	Board Memberships With Charitable Organizations To Which We Have Made Contributions. Messrs. Koskinen, Retsinas and Williams or their immediate family members serve as board members or trustees of charitable organizations that have received monetary contributions from Freddie Mac, the

50	Freddie Mac

Freddie Mac Foundation or contributions by executive officers of Freddie Mac within the last three fiscal years. In each case, the total annual amount contributed was below the applicable threshold in our Guidelines that would require a specific determination that the Board member is independent in spite of the contribution. The non-employee members of the Board considered the contributions and the nature of the organizations and concluded that those relationships with charitable organizations did not constitute material relationships between any of the Directors and Freddie Mac that would impair their independence as Freddie Mac Directors.

•	Board Members Who Are Executive Officers Or Employees Of Business Partners. Mr. Williams was appointed as Executive Director of the Government Practice at The Corporate Executive Board Company, or CEB, in January 2010. CEB provides best practices research and analysis and executive education to corporations through memberships in various subject-matter interest groups organized and managed by CEB. Mr. Williams’ responsibilities at CEB include contributing to and authoring literature; advising on the development of CEB’s state and local government service strategy and its existing federal government service offerings; and promoting future CEB services. Freddie Mac purchased memberships in 23, 23, 11 and 8 membership groups, and paid CEB $674,250, $696,600, $362,100 and $351,400 for those memberships, in 2007, 2008, 2009 and 2010, respectively. The annual amounts of Freddie Mac’s payments to CEB in 2007, 2008 and 2009 were substantially below 2% of CEB’s annual revenues for the applicable years and the 2010 payment is substantially less than 2% of CEB’s 2009 revenues. Therefore, under our Guidelines, those annual payments do not preclude the non-employee members of the Board from concluding that Mr. Williams is independent. The non-employee members of the Board considered those payments and the nature and extent of the relationship between Freddie Mac and CEB and concluded that this business relationship did not constitute a material relationship between Mr. Williams and Freddie Mac that would impair Mr. Williams’ independence as a Freddie Mac Director.

Board Diversity

The Board identifies Director nominees or candidates when the Conservator has requested that the Board identify candidates for the Conservator to consider for election by written consent and when there is a vacancy on the Board, at which time the Board may exercise the authority delegated to it by the Conservator to fill such vacancies, subject to review by the Conservator.

The Board does not have a formal policy with regard to the consideration of diversity in identifying director nominees or candidates. However, our charter provides that our Board must at all times have at least one person from the homebuilding, mortgage lending and real estate industries, and at least one person from an organization representing community or consumer interests or one person who has demonstrated a career commitment to the provision of housing for low-income households. In addition, the examination guidance for Corporate Governance issued by FHFA provides that in identifying individuals for nomination for election to the Board, the Board should consider the knowledge of such individuals, as a group, in the areas of business, finance, accounting, risk management, public policy, mortgage lending, real estate, low-income housing, homebuilding, regulation of financial institutions and any other areas that may be relevant to the safe and sound operation of Freddie Mac.

In addition, our Guidelines explain that Freddie Mac seeks to have a diversity of talent on the Board and that candidates are selected, in part, for their experience and expertise. The Guidelines also explain that when identifying Director nominees, the Nominating and Governance Committee considers, among other factors, the needs of the Company, the talents and skills then available on the Board and, with respect to incumbent directors, their continued involvement in business and professional activities relevant to the Company, the skills and experience that should be represented on the Board, the availability of other individuals with desirable skills to join the Board and the desire to maintain a diverse Board.

51	Freddie Mac

Board Leadership Structure and Role in Risk Oversight

At Freddie Mac, the positions of Chief Executive Officer and Non-Executive Chairman of the Board are held by different individuals. This leadership structure was established by the Conservator when it appointed separate individuals to hold those two positions in September 2008.

The responsibility for risk oversight is shared by two committees of the Board, the Business and Risk Committee and the Audit Committee. The Business and Risk Committee is responsible for assisting the Board in the oversight, on an enterprise-wide basis, of Freddie Mac’s risk management framework, including management of credit risk (including counterparty risk), market risk (including interest rate and liquidity risk), model risk, operational risk, strategic risk and reputation risk. Consistent with the requirements of the listing standards of the NYSE, the risk oversight responsibilities of the Audit Committee include reviewing: (i) management’s guidelines and policies governing the processes for assessing and managing Freddie Mac’s risks; and (ii) Freddie Mac’s major financial risk exposures (including but not limited to market, credit and operational risks) and the steps management has taken to monitor and control such exposures.

The Business and Risk Committee and the Audit Committee generally meet in joint session at least quarterly to carry out their respective risk oversight responsibilities on behalf of the Board. The membership of those two committees collectively consists of all members of the Board except Messrs. Koskinen and Haldeman, who generally also attend the joint sessions. Copies of the Charters of the Audit Committee and the Business and Risk Committee are available on Freddie Mac’s website at http://www.freddiemac.com/governance/bd_committees.html.

The Chief Enterprise Risk Officer and the Chief Credit Officer report regularly to the joint meetings of the Business and Risk Committee and the Audit Committee. In addition, the Chief Credit Officer reports separately to the Business and Risk Committee. The Chief Enterprise Risk Officer and the Chief Credit Officer also report to the full Board as appropriate.

Transactions with 5% Shareholders

Treasury beneficially owns more than 5% of the outstanding shares of our common stock by virtue of the warrant we issued to Treasury on September 7, 2008. The warrant entitles Treasury to purchase shares equal to 79.9% of our outstanding common stock on the date of exercise. We issued the warrant pursuant to the terms of the Purchase Agreement we entered into with Treasury on September 7, 2008. Under the Purchase Agreement, we also issued to Treasury one million shares of senior preferred stock. We issued the warrant and the senior preferred stock as an initial commitment fee in consideration of Treasury’s commitment to provide funds to us under the terms and conditions set forth in the Purchase Agreement. The Purchase Agreement was subsequently amended and restated on September 26, 2008, and further amended on May 6, 2009 and December 24, 2009. Under the Purchase Agreement, Treasury has provided us with its commitment to provide up to $200 billion in funding under specified conditions. The $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. To date we have received an aggregate of $50.7 billion in funding under the Purchase Agreement. We also entered into the Lending Agreement with Treasury pursuant to which Treasury established a secured lending credit facility that was available to us as a liquidity back-stop. The Lending Agreement expired on December 31, 2009. We did not make any borrowings under the Lending Agreement. See “Part I — Item 1 — Business — Conservatorship and Related Developments — Treasury Agreements” of our Form 10-K for more information about the Purchase Agreement, the warrant and the Lending Agreement. See also “Part I — Item 1 — Business — Conservatorship and Related Developments — Effect of Conservatorship and Treasury Agreements on Existing Stockholders,” “Part I — Item 1A — Risk Factors — Conservatorship and Related Developments” and “Part II — Item 7 — MD&A — Liquidity and Capital Resources — Dividend Obligation on the Senior Preferred Stock” and “— Capital Resources” for information about the impact of these agreements on the company.

52	Freddie Mac

On September 7, 2008, Treasury also announced the GSE mortgage-backed securities purchase program under which Treasury conducted open market purchases of mortgage-backed securities issued by us and Fannie Mae. This program expired on December 31, 2009. According to information provided by Treasury, as of December 31, 2009, it held $197.6 billion of mortgage-related securities issued by us and Fannie Mae previously purchased under this program. See “Part I — Item 1 — Business — Conservatorship and Related Developments — Treasury Agreements” of our Form 10-K.

On February 18, 2009, the Obama Administration announced the MHA Program, which includes HAMP and the Home Affordable Refinance Program as its key initiatives. In addition to participating in initiatives under the MHA Program, we play a role in administering the MHA Program on behalf of Treasury. On February 18, 2009, we entered into a Financial Agency Agreement with Treasury to assist Treasury in designing a standardized, streamlined mortgage loan modification program and to monitor servicer performance under the program. Treasury will reimburse us for the expenses we incur in connection with providing these services. See “Part II — Item 7 — MD&A — Executive Summary — MHA Program” of our Form 10-K.

On October 19, 2009, we entered into a Memorandum of Understanding with Treasury, FHFA and Fannie Mae, which sets forth the terms under which Treasury and, as directed by FHFA, we and Fannie Mae, would provide assistance, through three separate programs, to state and local housing finance agencies, or HFAs, so that the HFAs can continue to meet their mission of providing affordable financing for both single-family and multifamily housing. FHFA directed us and Fannie Mae to participate in the HFA initiative on a basis that is consistent with the goals of being commercially reasonable and safe and sound. Treasury’s participation in these assistance programs does not affect the amount of funding that Treasury can provide to Freddie Mac under the terms of our Purchase Agreement with Treasury. Since October 19, 2009 and prior to December 31, 2009, Treasury, we, Fannie Mae and participating HFAs entered into definitive agreements setting forth the respective parties’ obligations under this initiative. See “Part II — Item 7 — MD&A — Executive Summary — MHA Program” of our Form 10-K.

FHFA, as conservator, approved the Purchase Agreement, the Lending Agreement and our administrative role in the MHA Program. The remaining transactions described above did not require review and approval under any of our policies and procedures relating to transactions with related persons.

Transactions with Institutions Related to Directors

In the ordinary course of business, we were a party during 2009, and expect to continue to be a party during 2010, to certain business transactions with institutions affiliated with members of our Board. Management believes that the terms and conditions of the transactions were no more and no less favorable to us than the terms of similar transactions with unaffiliated institutions to which we are, or expect to be, a party. The only such transaction that is required to be disclosed under SEC rules is described below.

Mr. Williams joined Freddie Mac’s Board in December 2008. In January of 2010, he was appointed Executive Director of the Government Practice at CEB. CEB provides best practices research and analysis and executive education to corporations through memberships in various subject-matter interest groups organized and managed by CEB. Mr. Williams’ responsibilities at CEB include contributing to and authoring literature; advising on the development of CEB’s state and local government service strategy and its existing federal government service offerings; and promoting future CEB services. Freddie Mac purchased memberships in certain membership groups, and paid CEB $362,100 and $351,400 for those memberships, in 2009 and 2010, respectively.

This transaction was not required to be reviewed, approved or ratified under Freddie Mac’s Related Person Transactions Policy because the Board concluded that Freddie Mac’s business relationship with CEB did not constitute a material relationship between Mr. Williams and Freddie Mac that would impair Mr. Williams’ independence as a Freddie Mac Director.

53	Freddie Mac

Conservatorship Agreements

Treasury, FHFA and the Board of Governors of the Federal Reserve System have taken a number of actions to support us during conservatorship, including entering into the Purchase Agreement and the now expired Lending Agreement, each described in our Form 10-K. See “Part I — Item 1 — Business — Conservatorship and Related Developments — Overview of Purchase Agreement” and “Part I — Item 1 — Business — Conservatorship and Related Developments — Treasury Agreements,” “— Treasury Mortgage-Related Securities Purchase Program” and “— Federal Reserve Debt and Mortgage-Related Securities Purchase Program.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Description of Fees(1)

The following is a description of fees billed to us by PricewaterhouseCoopers LLP during 2009 and 2008.

	2009	2008

Audit Fees(2)	$42,913,079	$54,577,046
Audit-Related Fees(3)	18,000	4,097,957
Tax Fees(4)	4,295,000	—
All Other Fees	—	—

Total	$47,226,079	$58,675,003

(1)	These fees represent amounts billed within the designated year and include reimbursable expenses of $1,295,736 and $2,852,078 for 2009 and 2008, respectively.
(2)	Audit fees include fees and expenses billed by PricewaterhouseCoopers in connection with the SAS 100 quarterly reviews of our interim financial information and the audit of Freddie Mac’s annual consolidated financial statements. The audit fees billed during 2009 include fees and expenses related to the 2008 ($14,318,278) and 2009 ($28,594,801) audits. In addition to the amounts shown above, approximately $7.9 million of fees and reimbursable expenses will be billed in 2010 for the 2009 audit. The audit fees billed during 2008 include fees and expenses related to the 2007 ($10,545,550) and 2008 ($44,031,496) audits. Audit fees of $81,300 and $65,000 in 2009 and 2008, respectively, related to the Freddie Mac Foundation are excluded because these fees are incurred and paid separately by the Freddie Mac Foundation.
(3)	2009 audit-related fees resulted from our Comperio subscription ($18,000) renewals. 2008 audit-related fees principally include fees and expenses related to internal control design reviews ($2,707,957), REMIC Comfort Letters ($1,318,000), agreed upon procedures associated with a proposed capital transaction ($54,000) and Comperio subscription services ($18,000).
(4)	Tax fees in 2009 include fees for providing non-audit tax compliance services relating to the preparation of 2008 tax returns, preparation of quarterly estimated tax calculations and other services relating to improving Freddie Mac’s annual tax compliance process ($3,500,000), as well as process documentation services and tax accounting method change services ($295,000). Additionally, $500,000 of the 2010 tax fees were billed in 2009 upon execution of the contract. There were no tax services or payments provided in 2008.

Approval of Independent Auditor Services and Fees

As provided in its charter, the Audit Committee appoints, subject to FHFA approval, our independent public accounting firm and reviews the scope of the annual audit and pre-approves, subject (as required) to FHFA approval, all audit and non-audit services permitted under applicable law to be performed by the independent public accounting firm. The Audit Committee has evaluated the performance of PricewaterhouseCoopers LLP and has appointed them as our independent public accounting firm for fiscal year 2010, subject to the approval of FHFA.

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

54	Freddie Mac

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

The pre-approval procedure is administered by our senior financial management, which reports throughout the year to the Audit Committee. The Audit Committee pre-approved all audit and audit-related services performed in 2008 and all audit, audit-related and tax services performed in 2009.

55	Freddie Mac

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in our annual report on Form 10-K are included in Part II, Item 8 of our Form 10-K filed on February 24, 2010 as amended by Amendment No. 1 on Form 10-K/A filed on March 4, 2010.

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

56	Freddie Mac

Exhibit No.	Description*

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

57	Freddie Mac

Exhibit No.	Description*

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

58	Freddie Mac

Exhibit No.	Description*

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

59	Freddie Mac

Exhibit No.	Description*

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

60	Freddie Mac

Exhibit No.	Description*

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

61	Freddie Mac

Exhibit No.	Description*

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
10.57
Cash Sign-On Payment Letter Agreement with Michael Perlman, dated July 24, 2007 (incorporated by reference to Exhibit 10.55 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.58
Restrictive Covenant and Confidentiality Agreement with Michael Perlman, effective as of July 25, 2007 (incorporated by reference to Exhibit 10.56 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.59
Restrictive Covenant and Confidentiality Agreement with Michael May, effective as of March 14, 2001 (incorporated by reference to Exhibit 10.57 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)†

10.60
Letter Agreement dated July 28, 2005 between Freddie Mac and Paul G. George (incorporated by reference to Exhibit 10.69 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A, as filed on April 30, 2009)†

10.61
Letter Agreement dated January 24, 2006 between Freddie Mac and Robert E. Bostrom (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A, as filed on April 30, 2009)†

10.62
Form of Restrictive Covenant and Confidentiality Agreement between Freddie Mac and each of Paul G. George and Robert E. Bostrom (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, as filed on November 6, 2009)†

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

10.67	First Amendment to Office Lease, dated December 15, 1990 (incorporated by reference to Exhibit 10.62 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
10.68	Second Amendment to Office Lease, dated August 30, 1992 (incorporated by reference to Exhibit 10.63 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)

62	Freddie Mac

Exhibit No.	Description*

10.69	Third Amendment to Office Lease, dated December 20, 1995 (incorporated by reference to Exhibit 10.64 to the Registrant’s Registration Statement on Form 10 as filed on July 18, 2008)
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

63	Freddie Mac

Exhibit No.	Description*

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
31.1
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

31.2
Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

31.3
Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.3 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, as filed on March 4, 2010)

31.4
Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) (incorporated by reference to Exhibit 31.4 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, as filed on March 4, 2010)

31.5	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) with respect to this Amendment No. 2
31.6	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) with respect to this Amendment No. 2
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

64	Freddie Mac

Exhibit No.	Description*

32.3
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.3 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, as filed on March 4, 2010)

32.4
Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.4 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, as filed on March 4, 2010)

*	The SEC file number for the Registrant’s Registration Statement on Form 10, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K is 000-53330.
†	This exhibit is a management contract or compensatory plan or arrangement.

65	Freddie Mac

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

Date: April 12, 2010

/s/  Charles E. Haldeman, Jr.

Charles E. Haldeman, Jr.
Chief Executive Officer

66	Freddie Mac