Form 10-Q
period 2010-03-31
FEDERAL HOME LOAN MORTGAGE CORP
filed 2010-05-05
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

or

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

As of April 21, 2010, there were 649,106,877 shares of the registrant’s common stock outstanding.

i	Freddie Mac

FINANCIAL STATEMENTS

ii	Freddie Mac

PART I — FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements, which may include statements pertaining to the conservatorship and our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, our future business plans, liquidity, capital management, economic and market conditions and trends, market share, legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. You should not rely unduly on our forward-looking statements. Actual results might differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in: (a) Management’s Discussion and Analysis, or MD&A, “MD&A — FORWARD-LOOKING STATEMENTS” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 Annual Report; and (b) the “BUSINESS” section of our 2009 Annual Report. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Throughout PART I of this Form 10-Q, we use certain acronyms and terms which are defined in the Glossary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three months ended March 31, 2010 and our 2009 Annual Report.

Overview

Freddie Mac was chartered by Congress in 1970 with a public mission to stabilize the nation’s residential mortgage markets and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities. Through our credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private, or non-agency, entities by issuing Structured Securities to third-party investors. We guarantee multifamily mortgage loans that support housing revenue bonds issued by third parties and we guarantee other multifamily mortgage loans held by third parties.

Our financial results for the first quarter of 2010 and net worth as of March 31, 2010 were significantly adversely affected by changes in accounting principles, which resulted in a net decrease to total equity (deficit) as of January 1, 2010 of $11.7 billion. See “Changes in Accounting Standards Related to Accounting for Transfers of Financial Assets and Consolidation of VIEs” for additional information. We had a net loss attributable to Freddie Mac of $6.7 billion for the three months ended March 31, 2010. Total equity (deficit) was $(10.5) billion at March 31, 2010. The $10.5 billion deficit was primarily driven by: (a) a net decrease in total equity (deficit) of $11.7 billion due to the cumulative effect of the change in accounting principles; (b) our first quarter 2010 net loss of $6.7 billion reflecting the ongoing adverse conditions in the U.S. mortgage markets; and (c) the dividend payment of $1.3 billion to Treasury on the senior preferred stock, partially offset by a $4.8 billion decrease in unrealized losses recorded in AOCI primarily driven by improved values on the company’s available-for-sale securities. To address the deficit in our net worth, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury for $10.6 billion in funding under our Purchase Agreement with Treasury. Following receipt of the draw, we will have received an aggregate of $61.3 billion from Treasury under the Purchase Agreement.

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

1	Freddie Mac

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. On March 23, 2010, the Secretary of the Treasury stated in congressional testimony that, after reform, the GSEs will not exist in the same form. On April 22, 2010, Treasury and HUD published seven questions soliciting public comment on the future of the housing finance system, including Freddie Mac and Fannie Mae, and the overall role of the federal government in housing policy. Comments on the questions must be submitted by July 21, 2010. While we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term, Treasury and HUD, in consultation with other government agencies, are expected to develop legislative recommendations for the future of the GSEs.

Our business objectives and strategies have in some cases been altered since we entered conservatorship, and may continue to change. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to profitability. Our efforts to help struggling homeowners and the mortgage market, in line with our mission, may help to mitigate our credit losses, but in some cases may increase our expenses or require us to forego revenue opportunities in the near term. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets, including our efforts in connection with the MHA Program, will have on our future capital or liquidity needs. We cannot estimate whether, or the extent to which, the costs we incur in the near term as a result of these efforts, which for the most part we are not reimbursed for, will be offset by the prevention or reduction of potential future costs. It is likely that the costs we incur related to loan modifications and other activities under HAMP, the MHA Program’s loan modification initiative, may be significant, to the extent that borrowers participate in this program in large numbers. For information on the MHA Program and our other efforts to assist the housing market, see “MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET.”

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship. In addition, the Acting Director stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. These restrictions could limit our ability to return to profitability in future periods.

While the conservatorship has benefited us through, for example, improved access to the debt markets because of the support we have received from Treasury and the Federal Reserve, we are also subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. In recent periods, we also received substantial support from the Federal Reserve.

Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. To date, we have received an aggregate of $50.7 billion in funding under the Purchase Agreement. To address our deficit in net worth of $10.5 billion as of March 31, 2010, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $10.6 billion. We expect to receive these funds by June 30, 2010. Upon funding of the draw request: (a) the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $51.7 billion to $62.3 billion; and (b) the corresponding annual cash dividends payable to Treasury will increase to $6.2 billion, which exceeds our annual historical earnings in most periods. We expect to make additional draws under the Purchase Agreement in future periods due to a variety of factors that could adversely affect our net worth.

To date, we have paid $5.6 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010), will have an adverse impact on our future financial condition and net worth. The payment of dividends on our senior preferred stock in cash reduces our net worth. For periods in which our earnings and other changes in equity do not result in positive net worth, such as the first quarter of 2010, draws under the Purchase Agreement effectively fund the cash payment of senior preferred dividends to Treasury.

2	Freddie Mac

In November 2008, the Federal Reserve established programs to purchase: (a) our direct obligations and those of Fannie Mae and the FHLBs; and (b) mortgage-related securities issued by us, Fannie Mae and Ginnie Mae. According to information provided by the Federal Reserve, it held $66.4 billion of our direct obligations and had net purchases of $432.3 billion of our mortgage-related securities under these programs as of April 21, 2010. The Federal Reserve completed its purchases under these programs in March 2010. We have not experienced any immediate adverse effects on our business from the completion of these programs. However, it is difficult at this time to predict the impact that the completion of these programs will have on our business and mortgage market generally over time. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity” and “RISK FACTORS” in our 2009 Annual Report.

For more information on the terms of the conservatorship, the powers of our Conservator and the terms of the Purchase Agreement, see “BUSINESS — Conservatorship and Related Developments” in our 2009 Annual Report.

Changes in Accounting Standards Related to Accounting for Transfers of Financial Assets and Consolidation of VIEs

In June 2009, the FASB issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. The guidance in these standards was effective for fiscal years beginning after November 15, 2009. The accounting standard for transfers of financial assets was applicable on a prospective basis to new transfers, while the accounting standard relating to consolidation of VIEs was applied prospectively to all entities within its scope as of the date of adoption. We adopted these new accounting standards prospectively for all existing VIEs effective January 1, 2010. The adoption of these two standards had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010.

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. Based on our consolidation evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions. As a result, a large portion of our off-balance sheet assets and liabilities will now be consolidated. Effective January 1, 2010, we consolidated these trusts and recognized their assets and liabilities at their unpaid principal balances using the practical expedient permitted upon adoption.

Upon consolidation, we recognized the mortgage loans as assets on our consolidated balance sheets and the debt securities issued by the securitization trusts as debt on our consolidated balance sheets. We also eliminated our investments in the debt securities issued by these trusts and the related guarantee accounting (e.g., guarantee asset, guarantee obligation, credit enhancements, etc.) associated with these trusts. After adoption of these new accounting standards, purchases of debt securities issued by these consolidated trusts are accounted for as extinguishments of debt, rather than investment securities. Further, separate management and guarantee fee income will not be recognized from these securitization trusts, and instead will be recognized as a portion of the interest income on the consolidated mortgage loans.

The adoption of these accounting principles resulted in an increase to our assets and liabilities of $1.5 trillion and a net decrease to total equity (deficit) as of January 1, 2010 of $11.7 billion, which includes changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the unpaid principal balance of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our nonaccrual policy to delinquent mortgage loans consolidated as of January 1, 2010.

Because our results of operations for the first quarter of 2010 (on both a GAAP and segment basis) include the activities of the consolidated VIEs, they are not directly comparable with the results of operations for the first quarter of 2009, which reflect the accounting policies in effect during that time (i.e., securitization entities were accounted for off-balance sheet).

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for additional information regarding these changes and a related change to the amortization method for certain related deferred items.

3	Freddie Mac

Results for the First Quarter of 2010

Financial Results

Net loss attributable to Freddie Mac was $6.7 billion and $10.0 billion for the first quarters of 2010 and 2009, respectively. Key highlights of our financial results for the first quarter of 2010 include:

•	Net interest income for the first quarter of 2010 was significantly impacted by the changes in accounting standards adopted on January 1, 2010. As a result of these changes, net interest income for the first quarter of 2010 has the positive effect of including the coupon interest on our loans and the offsetting interest expense on debt of consolidated trusts held by third parties, which was previously recognized as management and guarantee fee income on single-family PCs and certain Structured Transactions. However, net interest income was negatively impacted by a significant increase in the amount of non-performing mortgage loans held in consolidated trusts that are now on our balance sheet, for which we do not recognize interest income. Net interest margin declined in the first quarter of 2010 compared to the first quarter of 2009, in large part because the net interest margin of our consolidated single-family trusts was lower than the net interest margin of our other interest-earning assets.

•	Provision for credit losses decreased to $5.4 billion during the first quarter of 2010 compared to $8.9 billion in the first quarter of 2009, which was primarily due to less significant increases in delinquencies and average severity rates in the first quarter of 2010 as compared to the first quarter of 2009.

•	Non-interest income (loss) was $(4.9) billion for the first quarter of 2010, compared to non-interest income (loss) of $(3.1) billion for the first quarter of 2009. This decline in the first quarter of 2010 was primarily due to higher losses on derivatives and investment securities, partially offset by lower net impairments of available-for-sale securities recognized in earnings, as compared to the first quarter of 2009.

•	At March 31, 2010, our liabilities exceeded our assets under GAAP by $10.5 billion principally due to the impact of our adoption of the changes in accounting principles and the net loss for the quarter discussed above. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA.

We expect a variety of factors will place downward pressure on our financial results in future periods, and could cause us to incur additional GAAP net losses. Key factors include the potential for: (a) continued weak conditions in the housing market, which could increase credit-related expenses and security impairments; and (b) adverse changes in interest rates and spreads, which could result in mark-to-market losses. Our continued efforts under the MHA Program and other government initiatives to support struggling homeowners may also have an adverse impact on our financial results. To the extent we incur GAAP net losses in future periods, we will likely need to take additional draws under the Purchase Agreement. In addition, due to the substantial dividend obligation on the senior preferred stock, we expect to continue to record net losses attributable to common stockholders in future periods. For a discussion of factors that could result in additional draws, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Resources.”

Investment Activity Pursuant to the Purchase Agreement

Our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to any change in accounting standards related to the transfer of financial assets and consolidation of VIEs or any similar accounting standard. Accordingly, for purposes of the portfolio limit, the single-family PCs and certain Structured Transactions purchased into the mortgage-related investments portfolio are considered assets rather than debt reductions. We disclose our mortgage assets on this basis monthly under the caption “Mortgage-Related Investments Portfolio — Ending Balance” in our Monthly Volume Summary reports, which are available on our website and in current reports on Form 8-K we file with the SEC.

The unpaid principal balance of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $753.3 billion at March 31, 2010, compared to $755.3 billion at December 31, 2009. The unpaid principal balance of our mortgage-related investments portfolio remained relatively flat primarily due to liquidations, offset by the purchase of $56.6 billion of delinquent loans from PC trusts, which resulted from our February 10, 2010 announcement that we would purchase substantially all of the single-family mortgage loans that are 120 days or more delinquent from our related fixed-rate and adjustable-rate PCs.

Under the terms of the Purchase Agreement, the unpaid principal balance of our mortgage-related investments portfolio calculated as discussed above may not exceed $810 billion as of December 31, 2010 and this limit will be reduced by 10% each year until it reaches $250 billion.

4	Freddie Mac

Liquidity

We believe that the increased support provided by Treasury pursuant to the December 2009 amendment to the Purchase Agreement will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities through December 31, 2012, although the costs of our debt funding could vary. Under the December 2009 amendment, the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. During the first quarter of 2010, the Federal Reserve continued to be an active purchaser in the secondary market of our long-term debt under its purchase program and spreads on our debt remained favorable relative to historical averages. The Federal Reserve completed its purchases under this program in March 2010. We have not experienced any immediate adverse effects on our business from the completion of this program. However, the completion of this program could, over time, negatively affect the availability of longer-term funding as well as the spreads on our debt, and thus increase our debt funding costs.

Single-Family and Multifamily Portfolio

The unpaid principal balance of our single-family credit guarantee portfolio decreased 1%, from $1.90 trillion at December 31, 2009 to $1.88 trillion at March 31, 2010. The unpaid principal balance of our multifamily mortgage portfolio decreased 1%, from $98.2 billion at December 31, 2009 to $97.2 billion at March 31, 2010. Our total non-performing assets were approximately 5.8% and 5.2% of our total mortgage portfolio, excluding non-Freddie Mac securities, at March 31, 2010 and December 31, 2009, respectively, and our loan loss reserves totaled 33.3% and 34.1% of our non-performing loans, respectively, as of such dates.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Certain activities that are not part of a segment are included in the All Other category.

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the financial performance of each segment and the company as a whole. Under the revised method, the financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss). This change in method, in conjunction with our implementation of changes in accounting standards relating to transfers of financial assets and the consolidation of VIEs, resulted in significant changes to our presentation of Segment Earnings. In particular, under the revised method, Segment Earnings includes fair value adjustments, gains and losses on investment sales, loans purchased from PC pools and debt retirements that are included in our GAAP-basis earnings, but that had previously been excluded from or deferred in Segment Earnings. The accounting principles we apply to present certain line items in Segment Earnings for our reportable segments, in particular Segment Earnings net interest income and management and guarantee income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements in accordance with GAAP. Accordingly, the results of such line items differ significantly from, and should not be used as a substitute for, the comparable line items as determined in accordance with GAAP.

Under the revised method of presenting Segment Earnings, the All Other category consists of material corporate level expenses that are: (a) non-recurring in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments are more representative of the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Items included in the All Other category consist of: (a) the write-down of our LIHTC investments; and (b) the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward due to our tax net operating loss carryback. Other items previously recorded in the All Other category prior to the revision to our method for presenting Segment Earnings have been allocated to our three reportable segments.

Table 1 presents Segment Earnings by segment and the All Other category and includes a reconciliation of Segment Earnings to net (loss) attributable to Freddie Mac prepared in accordance with GAAP for the first quarter of 2009. While we restated Segment Earnings for the first quarter of 2009 to reflect the revisions to our method of evaluating the performance of our reportable segments, we did not restate Segment Earnings to include adjustments related to our adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. This change was applied prospectively, consistent with our GAAP financial results. As a result,

5	Freddie Mac

our Segment Earnings results for the first quarter of 2010 are not directly comparable to the results for the first quarter of 2009.

Table 1 — Summary of Segment Earnings(1)

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Segment Earnings, net of taxes:
Investments	$(1,313)	$518
Single-family Guarantee	(5,596)	(10,291)
Multifamily	221	8
All Other	—	(567)
Reconciliation to GAAP net (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments(2)	—	551
Tax-related adjustments	—	(194)

Total reconciling items, net of taxes	—	357

Net (loss) attributable to Freddie Mac	$(6,688)	$(9,975)

(1)	Under our revised method, the sum of Segment Earnings for each segment and the All Other category will equal GAAP net income (loss) attributable to Freddie Mac for the first quarter of 2010 and subsequent periods.
(2)	Consists primarily of amortization and valuation adjustments related to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These adjustments are recorded to periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

For more information on Segment Earnings, including the revised method we use to present Segment Earnings, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements.

Mortgage Credit Risk

Mortgage and credit market conditions remained challenging in the first quarter of 2010. A number of factors make it difficult to predict when a sustained recovery in the mortgage and credit markets will occur, including, among others, uncertainty concerning the effect of current or any future government actions in these markets. We estimate that home prices decreased nationwide by approximately 0.9% during the first quarter of 2010 based on our own index of our single-family credit guarantee portfolio. Our assumption for home prices, based on our own index, continues to be for a further decline in national average home prices over the near term before any sustained turnaround in housing begins, due to, among other factors:

•	our expectation for a significant increase in distressed sales, which include pre-foreclosure sales, foreclosure transfers and sales by financial institutions of their REO properties, due in part to HAFA. This reflects, in part, the substantial backlog of delinquent loans lenders developed over recent periods, due to various foreclosure suspensions and the implementation of HAMP. We expect many of these loans will transition to REO and be sold in 2010. This may cause prices to decline further as the market absorbs the additional supply of homes for sale;

•	the April 2010 expiration of the federal homebuyer tax credit;

•	our expectation that mortgage rates may increase in 2010, which will make it less affordable to buy a home; and

•	the likelihood that unemployment rates will remain high.

Regardless of whether home prices are stabilizing or increasing, our credit losses will likely remain significantly above historical levels for the foreseeable future due to the substantial number of borrowers in our single-family credit guarantee portfolio that currently owe more on their mortgage than their home is worth in today’s market.

Single-Family Credit Guarantee Portfolio

The following table provides certain credit statistics for our single-family credit guarantee portfolio, which consists of unsecuritized single-family mortgage loans held for investment and those underlying our issued single-family PCs and Structured Securities and other mortgage-related guarantees.

6	Freddie Mac

Table 2 — Credit Statistics, Single-Family Credit Guarantee Portfolio(1)

	As of
	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009

Delinquency rate(2)	4.13%	3.98%	3.43%	2.89%	2.41%
Non-performing assets (in millions)(3)	$115,490	$103,350	$90,047	$75,224	$61,584
Single-family loan loss reserve (in millions)(4)	$35,969	$33,026	$30,160	$25,457	$22,527
REO inventory (in units)	53,831	45,047	41,133	34,699	29,145

	For the Three Months Ended
	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009
	(in units, unless noted)

Delinquent loan additions(2)	145,223	163,764	143,632	133,352	135,842
Loan modifications(5)	44,076	15,805	9,013	15,603	24,623
REO acquisitions	29,412	24,749	24,373	21,997	13,988
REO disposition severity ratios(6):
California	42.7%	43.3%	45.0%	45.6%	42.2%
Florida	53.3%	51.4%	50.7%	50.9%	47.9%
Arizona	44.9%	43.2%	42.7%	45.5%	41.9%
Nevada	49.8%	50.1%	48.8%	47.5%	38.9%
Total U.S.	39.0%	38.5%	39.2%	39.8%	36.7%
Single-family credit losses (in millions)(7)	$2,907	$2,498	$2,138	$1,906	$1,318

(1)	See “GLOSSARY” for information about our portfolios.
(2)	Single-family delinquency information is based on the number of loans that are 90 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 90 days delinquent under the modified terms. The number of delinquent loan additions represents loans that became 90 days or more delinquent or in foreclosure during the respective quarter. See “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Performance — Delinquencies” for further information, including information about changes in our method of presenting delinquency rates.
(3)	Consists of the unpaid principal balance of loans in our single-family credit guarantee portfolio that have undergone a troubled debt restructuring or that are 90 days or more past due or in foreclosure and the net carrying value of our REO assets.
(4)	Consists of the combination of: (a) our allowance for loan loss on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other mortgage-related financial guarantees, the latter of which is included within other liabilities beginning January 1, 2010.
(5)	Represents the number of completed modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, under which reduced or no payments are required during a defined period, repayment plans, which are separate agreements with the borrower to repay past due amounts and return to compliance with the original mortgage terms, and loans in the trial period under HAMP.
(6)	Calculated as the aggregate amount of our losses recorded on disposition of REO properties during the respective quarterly period divided by the aggregate unpaid principal balances of the related loans with the borrowers. The amount of losses recognized on disposition of the properties is equal to the amount by which the unpaid principal balance of the loans exceeds the amount of net sales proceeds from disposition of the properties. Excludes other related expenses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.
(7)	See endnote (3) of “Table 56 — Credit Loss Performance” for information on the composition of our credit losses.

As shown in the table above, although the number of delinquent loan additions (those borrowers who became 90 days or more past due or in foreclosure) declined in the first quarter of 2010, the credit statistics of our single-family credit guarantee portfolio reflect a high level of defaults. The credit losses of our single-family credit guarantee portfolio continued to increase in the first quarter of 2010 due to several factors, including the following:

•	The housing and economic downturn affected a broad group of borrowers and we believe that high unemployment rates are contributing to further increases in delinquencies. The unemployment rate in the U.S. rose from 8.6% at March 31, 2009 to 9.7% at March 31, 2010. In the first quarter of 2010, our portfolio continued to experience an increase in the delinquency rate of single-family interest-only, Alt-A and option ARM loans as well as 30-year fixed-rate amortizing loans, which is a more traditional mortgage product. The delinquency rate for 30-year single-family fixed-rate amortizing loans increased to 4.2% at March 31, 2010 as compared to 4.0% at December 31, 2009.

•	Certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as 2006 and 2007 vintage loans, continue to be large contributors to our credit losses.

We believe the credit quality of the single-family loans we acquired in the first quarter of 2010 (excluding those refinance mortgages in the Home Affordable Refinance Program) is strong as compared to loans acquired from 2006 through 2008 as measured by original LTV ratios and FICO scores. We believe this improvement was, in part, the result of: (a) changes in our underwriting guidelines implemented during 2009; (b) increases in the relative amount of refinance mortgages we acquired in the first quarter of 2010; (c) less purchase volume in the first quarter of 2010 comprised of loans with higher risk characteristics as more of those loans were insured by FHA and securitized through Ginnie Mae; and (d) changes in mortgage insurers’ and lenders’ underwriting practices. Our purchase of interest-only loans during the first quarter of 2010 was not significant. In February 2010, we announced that as of September 1, 2010 we will no longer purchase interest-only loans.

7	Freddie Mac

Multifamily Mortgage Portfolio

The following table provides certain credit statistics for our multifamily mortgage portfolio, which consists of loans held by us on our consolidated balance sheets as well as those underlying non-consolidated PCs, Structured Securities and other mortgage-related financial guarantees, but excluding those underlying Structured Transactions and our guarantees of HFA bonds.

Table 3 — Credit Statistics, Multifamily Mortgage Portfolio

	As of
	3/31/2010	12/31/2009	9/30/2009	6/30/2009	3/31/2009

Delinquency rate — 60 days or more(1)	0.24%	0.19%	0.14%	0.15%	0.10%
Delinquency rate — 90 days or more(1)	0.18%	0.15%	0.11%	0.11%	0.09%
Non-performing assets, on balance sheet (in millions)(2)	$419	$351	$274	$209	$221
Non-performing assets, off-balance sheet (in millions)(2)	$203	$218	$198	$154	$108
Multifamily loan loss reserve (in millions)(3)	$842	$831	$404	$330	$275

(1)	Based on the unpaid principal balance of mortgages 60 or 90 days or more delinquent, respectively. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 60 days delinquent under the modified terms. See “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Performance — Delinquencies” for further information, including information about changes in our method of presenting delinquency rates. The 60-day delinquency rate for multifamily loans, including Structured Transactions, was 0.24% and 0.19% as of March 31, 2010 and December 31, 2009, respectively.
(2)	Consists of the unpaid principal balance of loans that: (a) have undergone a troubled debt restructuring; (b) are more than 90 days past due; or (c) are deemed credit-impaired based on management’s judgment and are at least 30 days delinquent. Non-performing assets on balance sheet include the net carrying value of our REO assets.
(3)	Includes our reserve for guarantee losses that beginning January 1, 2010 is presented within other liabilities on our consolidated balance sheets.

Our multifamily delinquency rates and non-performing loans continued to increase in the first quarter of 2010. In the first quarter of 2010, there was some stabilization in the national unemployment rate, albeit, at very high levels. Certain other multifamily market indicators, such as occupancy rates and effective rents, were essentially unchanged after experiencing deterioration for several quarters. Our delinquency rates remain low relative to other participants in the market. However, delinquency rates are historically a lagging indicator and, as a result, we may continue to experience increased delinquencies even if the market stabilizes, which could cause us to incur additional credit losses. Market fundamentals for multifamily properties that we monitor continued to be challenging during the first quarter of 2010, particularly in certain states in the Southeast and West regions, with a continued increase in borrowers seeking assistance and loan modifications. As of March 31, 2010, approximately half of our multifamily loans 60 days or more delinquent (measured both in terms of number of loans and on a UPB basis) have credit enhancements that we believe will mitigate our expected losses on those loans.

Loss Mitigation

We continue to increase our use of foreclosure alternatives, including those under the MHA Program, and have expanded our staff to assist our seller/servicers in completing loan modifications and other outreach programs with the objective of keeping more borrowers in their homes. Our loss mitigation activity included the following:

•	We completed 71,314 and 39,623 single-family foreclosure alternatives during the first quarters of 2010 and 2009, respectively, including 9,619 and 3,093, respectively, of pre-foreclosure sales. We completed 44,076 and 24,623 loan modifications during the first quarters of 2010 and 2009, respectively, including 39,018 and 1,369 that were considered troubled debt restructurings. Due to various foreclosure suspensions and the implementation of HAMP, we developed a substantial backlog of delinquent loans during 2009. Significant numbers of these loans are beginning to transition to a completed modification or are otherwise being resolved in foreclosure and pre-foreclosure sales.

•	Based on information provided by the MHA Program administrator, we had assisted approximately 198,000 single-family borrowers through HAMP as of March 31, 2010, of whom approximately 149,000 had made their first payment under the trial period and nearly 49,000 had completed modifications. FHFA reported that approximately 203,000 of our loans were in active trial periods or were modified under HAMP as of February 28, 2010. Unlike the MHA Program administrator’s data, FHFA’s HAMP information includes: (a) loans in the trial period regardless of the first payment date; and (b) modifications that are pending the borrower’s acceptance.

Some of our loss mitigation activities have created fluctuations in our credit statistics. For example, our temporary suspensions of foreclosure transfers of occupied homes reduced the rate of growth of our REO inventory and of charge-offs, a component of our credit losses, in certain periods since November 2008, but caused our loan loss reserves to rise. This also created an increase in the number of delinquent loans that remain in our single-family credit guarantee portfolio, which results in higher reported delinquency rates than without the suspension of foreclosure transfers. In addition, since we include loans in the HAMP trial period as delinquent in our statistical reporting, this results in a

8	Freddie Mac

temporary rise in our delinquency rate until the modifications become effective and are removed from delinquent status. Insufficient empirical information exists to estimate the extent to which costs associated with HAMP may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these changes in business practices.

Investments in Non-Agency Mortgage-Related Securities

Our investments in non-agency mortgage-related securities continue to be adversely affected by the ongoing weak housing and credit conditions, as reflected in poor underlying collateral performance, limited liquidity and large risk premiums in the non-agency mortgage market.

In the table below, we provide delinquency rates for the loans that back our subprime first lien, option ARM and Alt-A securities. The information in the table on gross unrealized losses and net impairment of available-for-sale securities recognized in earnings also includes securities backed by “other loans,” which are primarily comprised of securities backed by home equity lines of credit.

Table 4 — Credit Statistics, Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans

	As of
	03/31/2010	12/31/2009	09/30/2009	06/30/2009	03/31/2009
	(dollars in millions)

Delinquency rates:(1)(2)
Non-agency mortgage-related securities backed by:
Subprime first lien	49%	49%	46%	44%	42%
Option ARM	46	45	42	40	36
Alt-A	27	26	24	22	20
Cumulative collateral loss:(2)(3)
Non-agency mortgage-related securities backed by:
Subprime first lien	15%	13%	12%	10%	7%
Option ARM	9	7	6	4	2
Alt-A	5	4	3	3	2
Gross unrealized losses, pre-tax(4)(5)	$29,613	$33,124	$38,039	$41,157	$27,475
Net impairment of available-for-sale securities recognized in earnings for the three months ended(5)	$453	$581	$1,130	$2,157	$6,956

(1)	Determined based on the number of loans that are 60 days or more past due that underlie the securities using information obtained from a third-party data provider.
(2)	Excludes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.
(3)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as a majority of the securities we hold include significant credit enhancements, particularly through subordination.
(4)	Gross unrealized losses, pre-tax, represent the aggregate of the amount by which amortized cost exceeds fair value measured at the individual lot level.
(5)	Upon the adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, the amount of credit losses and other-than temporary impairment related to securities where we have the intent to sell or where it is more likely than not that we will be required to sell is recognized in our consolidated statements of operations within the line captioned net impairment on available-for-sale securities recognized in earnings. The amount of other-than-temporary impairment related to all other factors is recognized in AOCI. Includes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.

We held unpaid principal balances of $97.4 billion of non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans as of March 31, 2010, compared to $100.7 billion as of December 31, 2009. This decrease is due to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary prepayments on the underlying collateral representing a partial return of our investment in these securities. We recorded net impairment of available-for-sale securities recognized in earnings on non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans of approximately $453 million during the first quarter of 2010.

Pre-tax unrealized losses on securities backed by subprime, option ARM, Alt-A and other loans reflected in AOCI decreased to $29.6 billion at March 31, 2010. These unrealized losses declined during the first quarter of 2010 reflecting increases in fair value of $3.5 billion. Although mortgage OAS levels were relatively unchanged for these securities, we recognized fair value gains as these securities moved closer to maturity.

FHFA, as conservator, has directed us to work to mitigate our losses as an investor in non-agency mortgage-related securities. The documents governing the securities trusts in which we have invested do not provide us with any direct right of enforcement. Furthermore, other investors involved in these securities trusts may have competing financial interests to our own. As a result, the effectiveness of our loss mitigation efforts is uncertain and any potential recoveries may take significant time to realize.

For additional information on our investments in non-agency mortgage-related securities backed by subprime first lien, option ARM and Alt-A loans, including the credit enhancements on such securities, see “CONSOLIDATED

9	Freddie Mac

BALANCE SHEETS ANALYSIS — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans.”

Legislative and Regulatory Matters

Proposed Legislation

Congress continues to consider legislation that would, if enacted, significantly change the regulation of the financial services industry, and affect the business and operations of Freddie Mac by potentially subjecting us to new and additional regulatory oversight and standards, including with respect to our activities, products and capital adequacy. For example, a substantial portion of our derivatives transactions could become subject to centralized clearing and increased capital and margin requirements. Among recent developments, on March 22, 2010 the Senate Committee on Banking, Housing and Urban Affairs passed a financial services regulatory reform bill that addresses many topics that are covered by the bill passed by the House of Representatives on December 11, 2009. For more information, see “BUSINESS — Regulation and Supervision — Legislative Developments” and “RISK FACTORS — Legal and Regulatory Risks” in our 2009 Annual Report.

State Actions

A number of states have enacted laws allowing localities to create energy loan assessment programs for the purpose of financing energy efficient home improvements. While the specific terms may vary, these laws generally treat the new energy assessments like property tax assessments and allow for the creation of a new lien to secure the assessment that is senior to any existing first mortgage lien. If numerous localities adopt such programs and borrowers obtain this type of financing, these laws could have a negative impact on Freddie Mac’s credit losses.

Various states, cities, and counties have implemented mediation programs that could delay or otherwise change their foreclosure processes. The processes, requirements, and duration of mediation programs may vary for each state but are designed to bring servicers and borrowers together to negotiate foreclosure alternatives. These actions could increase our expenses, including by potentially delaying the final resolution of delinquent mortgage loans and the disposition of non-performing assets.

Affordable Housing Goals for 2009

In March 2010, we reported to FHFA that we did not meet the 2009 underserved areas housing goal, special affordable housing goal, underserved areas home purchase subgoal and multifamily special affordable target. We believe that achievement of such goals was infeasible under the terms of the GSE Act, due to market and economic conditions and our financial condition. Accordingly, in January 2010 we submitted an infeasibility analysis to FHFA, which is reviewing our submission.

Proposed Affordable Housing Goals for 2010 and 2011

Effective beginning calendar year 2010, the Reform Act requires that FHFA establish, by regulation, three single-family owner-occupied housing goals, a single-family refinancing mortgage goal, one multifamily special affordable housing goal and requirements relating to multifamily housing for very low-income families.

On February 26, 2010, FHFA published in the Federal Register a proposed rule for public comment that would establish new affordable housing goals for 2010 and 2011 for Freddie Mac and Fannie Mae. The proposed goals and the proposed rules governing our performance under such goals differ substantially from those in effect prior to 2010.

For 2010 and 2011, FHFA is proposing levels for four goals for single-family owner-occupied housing, one multifamily special affordable housing goal and one multifamily special affordable housing subgoal. The single-family housing goals target purchase money mortgages for low-income families, very low-income families, and families that reside in low-income areas; and refinancing mortgages for low-income families. The multifamily special affordable housing goal targets multifamily rental housing affordable to low-income families, and the multifamily special affordable housing subgoal targets multifamily rental housing affordable to very low-income families. The proposed single-family goals are expressed as a percentage of the total number of eligible dwelling units underlying our total mortgage purchases, as was the case with the housing goals in effect prior to 2010. The multifamily goals are expressed in terms of minimum numbers of units financed.

With respect to the single-family goals, the proposed rule includes: (a) an assessment of performance as compared to the actual share of the market that meets the criteria for each goal; and (b) a benchmark level to measure performance. The benchmark levels for the single-family goals are set forth in Table 5 below. Where our performance on a single-family goal falls short of the benchmark for a goal, we still could achieve the goal if our performance meets or exceeds the actual share of the market that meets the criteria for the goal for that year. For example, if the actual market share of purchase money mortgages to low-income families relative to all purchase money mortgages

10	Freddie Mac

originated to finance owner-occupied single-family properties is lower than the 27% benchmark rate, we would still satisfy this goal if we achieve that actual market percentage.

FHFA’s proposed affordable housing goals for Freddie Mac for 2010 and 2011 are set forth below.

Table 5 — Proposed Affordable Housing Goals for 2010 and 2011

Goals for 2010 and 2011

Single-family purchase money goals (benchmark levels):
Low-income	27%
Very low-income	8%
Low-income areas	13%
Single-family refinance low-income goal (benchmark level)	25%
Multifamily low-income goal	215,000 units
Multifamily very low-income subgoal	28,000 units

The proposed rule would exclude private-label mortgage-related securities and REMICs from counting toward meeting our housing goals, broaden our ability to count mortgage revenue bonds toward meeting our housing goals, and permit jumbo conforming loans to count toward meeting our housing goals. As was the case with respect to our housing goals for 2009, the proposed rule would permit loans we own or guarantee that are modified in accordance with the MHA Program to be treated as mortgage purchases and counted toward the housing goals.

FHFA stated that it does not intend for Freddie Mac and Fannie Mae to undertake uneconomic or high-risk activities in support of the goals, nor does it intend for the enterprises’ state of conservatorship to be a justification for withdrawing support from these market segments.

11	Freddie Mac

SELECTED FINANCIAL DATA(1)

	For the Three Months Ended
	March 31,
	2010	2009(2)
	(dollars in millions,
	except share related amounts)

Statement of Operations Data
Net interest income	$4,125	$3,859
Provision for credit losses	(5,396)	(8,915)
Non-interest income (loss)	(4,854)	(3,088)
Non-interest expense	(667)	(2,768)
Net loss attributable to Freddie Mac	(6,688)	(9,975)
Net loss attributable to common stockholders	(7,980)	(10,353)
Total comprehensive income (loss) attributable to Freddie Mac	(1,880)	(5,921)
Per common share data:
Loss:
Basic	(2.45)	(3.18)
Diluted	(2.45)	(3.18)
Cash common dividends	—	—
Weighted average common shares outstanding (in thousands):(3)
Basic	3,251,295	3,255,718
Diluted	3,251,295	3,255,718

	March 31,	December 31,
	2010	2009
	(dollars in millions)

Balance Sheet Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowances for loan losses)	$1,745,765	$—
All other assets	614,445	841,784
Debt securities of consolidated trusts held by third parties	1,545,227	—
Other debt	806,621	780,604
All other liabilities	18,887	56,808
Total Freddie Mac stockholders’ equity (deficit)	(10,614)	4,278
Portfolio Balances(4)
Mortgage-related investments portfolio	753,321	755,272
Total PCs and Structured Securities(5)	1,787,939	1,854,813
Non-performing assets(6)	116,112	103,919

	For the Three Months Ended
	March 31,
	2010	2009

Ratios(7)
Return on average assets(8)	(1.1)%	(4.4)%
Non-performing assets ratio(9)	5.8	3.2
Equity to assets ratio(10)	(0.1)	(2.0)
Preferred stock to core capital ratio(11)	N/A	N/A

(1)	See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for information regarding accounting changes impacting the current period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2009 Annual Report for information regarding accounting changes impacting previously reported results.
(2)	See “QUARTERLY SELECTED FINANCIAL DATA” in our 2009 Annual Report for an explanation of the changes in the Statement of Operations Data for the three months ended March 31, 2009.
(3)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share for both the first quarter of 2010 and the first quarter of 2009, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(4)	Represents the unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(5)	For 2009, this included PCs and Structured Securities that we held for investment. See “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Table 12 — Segment Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, Structured Securities, and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on unpaid principal balance.
(6)	See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Non-Performing Assets — Table 54 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The return on common equity ratio is not presented because the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value), is less than zero for all periods presented. The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(8)	Ratio computed as annualized net loss attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets. To calculate the simple average for the three months ended March 31, 2010, the beginning balance of total assets is based on the January 1, 2010 total assets included in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet” to our consolidated financial statements so that both the beginning and ending balances of total assets reflect the changes in accounting principles.
(9)	Ratio computed as non-performing assets divided by the total mortgage portfolio, excluding non-Freddie Mac securities.
(10)	Ratio computed as the simple average of the beginning and ending balances of Total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(11)	Ratio computed as preferred stock (excluding senior preferred stock), at redemption value divided by core capital. Senior preferred stock does not meet the statutory definition of core capital. Ratio is not computed for periods in which core capital is less than zero. See “NOTE 17: REGULATORY CAPITAL” to our consolidated financial statements for more information regarding core capital.

12	Freddie Mac

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

Change in Accounting Principles

In June 2009, the FASB issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. The guidance in these standards was effective for fiscal years beginning after November 15, 2009. The accounting standard for transfers of financial assets was applicable on a prospective basis to new transfers, while the accounting standard relating to consolidation of VIEs was applied prospectively to all entities within its scope as of the date of adoption. We adopted these new accounting standards prospectively for all existing VIEs effective January 1, 2010. The adoption of these two standards had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010.

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. We must now consolidate VIEs when we hold a controlling financial interest. An enterprise has a controlling interest in, and thus is the primary beneficiary of, a VIE if it has both: (a) the power to direct the activities of the VIE that most significantly impact its economic performance; and (b) exposure to losses or benefits of the VIE that could potentially be significant to the VIE.

PCs are designed so that we bear the credit risk inherent in the loans underlying the PCs through our guarantee of principal and interest payments on the PCs. The PC holders bear the interest rate or prepayment risk on the mortgage loans and the risk that we will not perform on our obligation as guarantor. For purposes of our consolidation assessments, our evaluation of power and economic exposure with regard to PC trusts focuses on credit risk because the credit performance of the underlying mortgage loans was identified as the activity that most significantly impacts the economic performance of these entities. We have the power to impact the activities related to this risk in our role as guarantor and master servicer.

Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to avoid credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to purchase defaulted mortgage loans out of the PC trust to help manage credit losses. See “NOTE 5: MORTGAGE LOANS — Loans Acquired under Financial Guarantees” to our consolidated financial statements for further information regarding our purchase of mortgage loans out of PC trusts. These powers allow us to direct the activities of the VIE (i.e., the PC trust) that most significantly impact its economic performance. In addition, we determined that our guarantee to each PC trust to provide principal and interest payments exposes us to losses that could potentially be significant to the PC trusts.

Based on our consolidation evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions, and thus needed to consolidate the assets and liabilities of these trusts. Therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts at their unpaid principal balances, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of historical carrying values was not practical. Other newly consolidated assets and liabilities that either do not have an unpaid principal balance or are required to be carried at fair value were measured at fair value. As a result of this consolidation, we recognized on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. We also recognized the corresponding single-family PCs and certain Structured Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of the transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts for our guarantor swap program, rather than their unpaid principal balance.

In light of the consolidation of our single-family PC trusts and certain Structured Transactions as discussed above, effective January 1, 2010 we elected to change the amortization method for deferred items (e.g., premiums, discounts and other basis adjustments) related to mortgage loans and investments in securities. We made this change to align the amortization method for these assets with the amortization method for deferred items associated with the related

13	Freddie Mac

liabilities. As a result of this change, deferred items are amortized into interest income using an effective interest method over the contractual lives of these assets instead of the estimated life that was used for periods prior to 2010. It was impracticable to retrospectively apply this change to prior periods, so we recognized this change as a cumulative effect adjustment to the opening balance of retained earnings (accumulated deficit), and future amortization of these deferred items will be recognized using this new method. The effect of the change in the amortization method for deferred items was immaterial to our consolidated financial statements for the current period.

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which includes changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the unpaid principal balance of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our nonaccrual policy to delinquent mortgage loans consolidated as of January 1, 2010.

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” to our consolidated financial statements for additional information regarding these changes.

As these changes in accounting principles were applied prospectively, our results of operations for the first quarter of 2010 (on both a GAAP and segment basis), which reflect the consolidation of trusts that issue our single-family PCs and certain Structured Transactions, are not directly comparable with the results of operations for the first quarter of 2009, which reflect the accounting policies in effect during that time (i.e., securitization entities were accounted for off-balance sheet).

Consolidated Statements of Operations — GAAP Results

Table 6 summarizes the GAAP Consolidated Statements of Operations.

Table 6 — Summary Consolidated Statements of Operations — GAAP Results(1)

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Net interest income	$4,125	$3,859
Provision for credit losses	(5,396)	(8,915)

Net interest income after provision for credit losses	(1,271)	(5,056)
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(98)	—
Gains (losses) on retirement of other debt	(38)	(104)
Gains (losses) on debt recorded at fair value	347	467
Derivative gains (losses)	(4,685)	181
Impairment of available-for-sale securities(2):
Total other-than-temporary impairment of available-for-sale securities	(417)	(7,130)
Portion of other-than-temporary impairment recognized in AOCI	(93)	—

Net impairment of available-for-sale securities recognized in earnings	(510)	(7,130)
Other gains (losses) on investment securities recognized in earnings	(416)	2,182
Other income	546	1,316

Total non-interest income (loss)	(4,854)	(3,088)

Non-interest expense:
Administrative expenses	(395)	(372)
REO operations expense	(159)	(306)
Other expenses	(113)	(2,090)

Total non-interest expense	(667)	(2,768)

Loss before income tax benefit	(6,792)	(10,912)
Income tax benefit	103	937

Net loss	$(6,689)	$(9,975)
Less: Net (income) loss attributable to noncontrolling interest	1	—

Net loss attributable to Freddie Mac	$(6,688)	$(9,975)

(1)	See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for information regarding accounting changes impacting the current period.
(2)	We adopted an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2009 Annual Report for additional information regarding the impact of this amendment.

14	Freddie Mac

Net Interest Income

Table 7 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

Table 7 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended March 31,
	2010			2009
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents:
Cash and cash equivalents, excluding consolidated trusts	$50,468	$16	0.13%	$49,932	$76	0.61%
Cash and cash equivalents, held by consolidated trusts	9,751	1	0.05	—	—	—

Total cash and cash equivalents	60,219	17	0.12	49,932	76	0.61
Federal funds sold and securities purchased under agreements to resell:
Federal funds sold and securities purchased under agreements to resell, excluding consolidated trusts	42,792	13	0.12	33,605	18	0.22
Federal funds sold and securities purchased under agreements to resell, held by consolidated trusts	8,853	3	0.11	—	—	—

Total federal funds sold and securities purchased under agreements to resell	51,645	16	0.12	33,605	18	0.22
Mortgage-related securities:
Mortgage-related securities(3)	593,512	7,279	4.91	698,464	8,760	5.02
Extinguishment of PCs held by Freddie Mac	(245,022)	(3,441)	(5.62)	—	—	—

Total mortgage-related securities, net	348,490	3,838	4.41	698,464	8,760	5.02

Non-mortgage-related securities(3)	20,189	61	1.21	11,197	211	7.53
Mortgage loans held by consolidated trusts(4)	1,786,834	22,732	5.09	—	—	—
Unsecuritized mortgage loans(4)	160,688	1,961	4.88	118,555	1,580	5.33

Total interest-earning assets	$2,428,065	$28,625	4.72	$911,753	$10,645	4.67

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,801,525	$(23,084)	(5.13)	$—	$—	—
Extinguishment of PCs held by Freddie Mac	(245,022)	3,441	5.62	—	—	—

Total debt securities of consolidated trusts held by third parties	1,556,503	(19,643)	(5.05)	—	—	—
Other debt:
Short-term debt	242,938	(141)	(0.23)	362,566	(1,122)	(1.24)
Long-term debt(5)	556,907	(4,458)	(3.20)	521,151	(5,364)	(4.12)

Total other debt	799,845	(4,599)	(2.30)	883,717	(6,486)	(2.94)

Total interest-bearing liabilities	2,356,348	(24,242)	(4.12)	883,717	(6,486)	(2.94)
Income (expense) related to derivatives(6)	—	(258)	(0.04)	—	(300)	(0.13)
Impact of net non-interest bearing funding	71,717	—	0.12	28,036	—	0.09

Total funding of interest-earning assets	$2,428,065	$(24,500)	(4.04)	$911,753	$(6,786)	(2.98)

Net interest income/yield		$4,125	0.68		$3,859	1.69

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effect of mark-to-fair-value changes.
(3)	Interest income (expense) includes the portion of impairment charges recognized in earnings expected to be recovered.
(4)	Non-performing loans, where interest income is recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt and mortgage purchase transactions affect earnings.

Our adoption of the change to the accounting standards for consolidation, as discussed above, had the following impact on net interest income and net interest yield for the first quarter of 2010, and will have similar effects on future periods:

•	we include in net interest income both: (a) the interest income earned on the average balance of $1.8 trillion of interest-earning assets held in our consolidated single-family trusts, comprised primarily of mortgage loans, restricted cash and cash equivalents and investments in securities purchased under agreements to resell (the investing activities are performed in our capacity as securities administrator); and (b) the interest expense related to the average balance of $1.6 trillion of debt in the form of PCs and Structured Transactions issued by these trusts held by third parties. Prior to January 1, 2010, we reflected the earnings impact of these securitization activities as management and guarantee income, which was recorded within non-interest income on our

15	Freddie Mac

consolidated statements of operations; and interest income on single-family PCs and certain Structured Transactions we held;

•	we now reverse interest income recognized in prior periods on non-performing loans, where the collection of interest is not reasonably assured, as well as the foregone interest income associated with these loans upon their placement on nonaccrual status. Prior to consolidation of these trusts, the foregone interest income on non-performing loans of the trusts did not affect net interest income or net interest yield, as it was accounted for through a charge to provision for credit losses; and

•	we changed the amortization method for deferred items related to mortgage loans and investments in securities in order to align the amortization terms of these assets with those of their related liabilities. As a result of this change, beginning in 2010, deferred items, including premiums, discounts and other basis adjustments, are amortized into interest income using an effective interest method over the contractual lives of these assets instead of the estimated life that was used for periods prior to 2010. As it was impractical to retrospectively apply this change to prior periods, this change was applied prospectively. The effect of the change in the amortization method for deferred items was immaterial to our consolidated financial statements for the current period.

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for additional information.

Net interest income increased by $266 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net interest yield decreased substantially during the same period as a result of our adoption of amendments to accounting standards for transfers of financial assets and the consolidation of VIEs. Beginning on January 1, 2010, our net interest yield now reflects a blended rate between the yield on our retained investments portfolio and the yield on our securitization guarantee contracts, adjusted to suspend the recognition of interest income on delinquent loans where the collection of interest is not reasonably assured.

The increase in net interest income was primarily due to a decrease in funding costs of other debt as a result of the replacement of higher cost short- and long-term debt with lower cost debt partially offset by: (a) a decrease in interest income resulting from the significantly increased average balance of non-performing mortgage loans, where the collection of interest is not reasonably assured; and (b) the impact of declining interest rates on our floating-rate mortgage-related and non-mortgage-related securities.

The decrease in net interest yield was primarily due to: (a) the low net interest yield on the interest-earning assets of our consolidated single-family trusts when compared to our historical net interest yield; and (b) the funding costs associated with the increased balance of non-performing mortgage loans.

During the three months ended March 31, 2010, spreads on our debt and our access to the debt markets remained favorable. We believe the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program contributed to the favorable spreads on our debt. As a result, when compared to the three months ended March 31, 2009, we were able to replace some higher cost short- and long-term debt with lower cost floating-rate long-and short-term debt, resulting in a decrease in our funding costs. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

During the three months ended March 31, 2010, compared to the three months ended March 31, 2009, the average balance of our mortgage-related securities declined because we did not purchase sufficient amounts of mortgage-related securities to offset ongoing liquidations of our existing holdings. Our purchase activity has been limited due to continued tight spreads on mortgage assets, which have made investment opportunities less favorable. We believe these tight spreads resulted from the Federal Reserve and Treasury actively purchasing agency mortgage-related securities in the secondary market during 2009 and, with respect to the Federal Reserve, during 2010.

Provision for Credit Losses

Our allowance for loan losses reflects our best projection of defaults we believe are likely as a result of loss events that have occurred through March 31, 2010 on mortgage loans, held-for-investment. The ongoing weakness in the national housing market, the uncertainty in other macroeconomic factors, such as trends in unemployment rates, and the uncertainty of the effect of government actions to address the economic and housing crisis, make forecasting default rates and loss severity on defaults inherently imprecise. Our allowance for loan losses also reflects: (a) the projected recoveries of losses through credit enhancements; (b) the projected impact of strategic loss mitigation initiatives (such as our efforts under the MHA Program), including an expected higher volume of loan modifications; and (c) the projected recoveries through repurchases by seller/servicers of defaulted loans. An inability to realize the projected benefits of our loss mitigation plans, a lower than projected realized rate of seller/servicer repurchases or default rates that exceed our current projections would cause our losses to be higher than those currently estimated.

16	Freddie Mac

The provision for credit losses was $5.4 billion in the first quarter of 2010 compared to $8.9 billion in the first quarter of 2009. During the first quarter of 2010, we experienced less significant increases than in the first quarter of 2009 in: (a) average loss severity rates; (b) increases in rates of delinquency; and (c) the rate of growth in the balance of our non-performing assets. These factors moderated the increase in our loan loss reserves and consequently, our provision for credit losses in the first quarter of 2010 was less than that recognized in the first quarter of 2009.

For more information regarding how we derive our estimate for the provision for credit losses, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2009 Annual Report. See “Table 2 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for quarterly trends in single-family credit statistics.

Our charge-offs, net of recoveries, increased to $2.8 billion in the first quarter of 2010, compared to $1.0 billion in the first quarter of 2009, primarily due to an increase in the volume of foreclosure transfers. We also recognized $2.7 billion of provision for credit losses above the level of our charge-offs, net during the first quarter of 2010 primarily as a result of:

•	An increase in the number of loans subject to individual impairment rather than the collective reserve for loan losses at March 31, 2010, due to an increase in the number of completed loan modifications where a concession was granted to the borrower (that were accounted for as a troubled debt restructuring), including those under HAMP, during the first quarter of 2010. Impairment analysis for troubled debt restructurings requires giving recognition to the present value of the concession granted to the borrower, which generally resulted in an increase in our allowance for loan losses. We expect a continued increase in the number of delinquent loans during 2010 that will undergo a troubled debt restructuring due to HAMP and other loan modification efforts since the majority of our modifications in 2010 are anticipated to include a significant reduction in contractual interest;

•	A continued increase in non-performing loans and foreclosures reflecting the combination of declining home values that began in 2006 and persistently high rates of unemployment. Although still increasing, the rate of growth in delinquency rates and balance of non-performing loans slowed during the first quarter of 2010. The delinquency rate of our single-family credit guarantee portfolio increased from 3.98% at December 31, 2009 to 4.13% at March 31, 2010, as compared to an increase from 1.83% at December 31, 2008 to 2.41% at March 31, 2009; and

•	Higher average severity rates on loans that transition to a loss event, such as a pre-foreclosure sale or foreclosure transfer.

The level of our provision for credit losses in the remainder of 2010 will depend on a number of factors, including the actual level of mortgage defaults, the impact of the MHA Program and our other loss mitigation efforts, changes in property values, regional economic conditions, including unemployment rates, third-party mortgage insurance coverage and recoveries and the realized rate of seller/servicer repurchases. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for additional information on seller/servicer repurchase obligations.

The amount of our loan loss reserve associated with multifamily properties, including our reserve for guarantee losses, was $842 million and $831 million as of March 31, 2010 and December 31, 2009, respectively and our total non-performing multifamily loans were $565 million and $538 million, respectively, as of such dates. Market fundamentals for multifamily properties we monitor continued to be challenging during the first quarter of 2010, particularly in certain states in the Southeast and West regions. See “Table 3 — Credit Statistics, Multifamily Mortgage Portfolio” for quarterly trends in multifamily credit statistics.

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to redeem the debt security differs from its carrying value adjusted for any related purchase commitments accounted for as derivatives. For the three months ended March 31, 2010, we extinguished debt securities of consolidated trusts with an unpaid principal balance of $4.4 billion (representing our purchase of single-family PCs with an unpaid principal balance of $4.4 billion) and our gains (losses) on extinguishment of these debt securities of consolidated trusts was $(98) million. For the three months ended March 31, 2009, we did not recognize a gain or loss on extinguishment of debt securities of consolidated trusts as our PCs trusts had not been consolidated prior to the change in the consolidation accounting for VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for additional information.

17	Freddie Mac

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $(38) million and $(104) million during the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, we recognized fewer losses on retirement compared to the three months ended March 31, 2009 due to declines in write-offs of concession fees and write-offs related to basis adjustments from previously discontinued hedging relationships.

Derivative Gains (Losses) and Gains (Losses) on Debt Recorded at Fair Value

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

At March 31, 2010 and December 31, 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of operations. The deferred amounts in AOCI related to closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings.

Derivative Gains (Losses)

Table 8 presents derivative gains and losses. Derivative gains (losses) includes the accrual of periodic settlements for derivatives. Although derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because not all of the assets and liabilities being hedged are recorded at fair value with changes reported in net income.

18	Freddie Mac

Table 8 — Derivative Gains (Losses)

	Derivative Gains (Losses)(1)
	Three Months Ended
Derivatives not Designated as Hedging Instruments under the	March 31,
accounting standards for derivatives and hedging(2)	2010	2009
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(8)	$187
U.S. dollar denominated	2,383	(1,803)

Total receive-fixed swaps	2,375	(1,616)
Pay-fixed	(4,747)	6,705
Basis (floating to floating)	38	1

Total interest-rate swaps	(2,334)	5,090
Option-based:
Call swaptions
Purchased	500	(3,387)
Written	59	117
Put swaptions
Purchased	(974)	45
Written	(5)	13
Other option-based derivatives(3)	(162)	25

Total option-based	(582)	(3,187)
Futures	(54)	28
Foreign-currency swaps(4)	(331)	(573)
Commitments(5)	(35)	(412)
Credit derivatives	—	1
Swap guarantee derivatives	—	(31)

Subtotal	(3,336)	916
Accrual of periodic settlements:
Receive-fixed interest-rate swaps(6)	1,532	1,088
Pay-fixed interest-rate swaps	(2,884)	(1,942)
Foreign-currency swaps	7	49
Other	(4)	70

Total accrual of periodic settlements	(1,349)	(735)

Total	$(4,685)	$181

(1)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(2)	See “NOTE 11: DERIVATIVES” to our consolidated financial statements for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options, including written call options on agency mortgage-related securities. For the three months ended March 31, 2009, other option-based derivatives also included purchased put options on agency mortgage-related securities.
(4)	Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(5)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(6)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives are principally driven by changes in: (a) swap interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

During the first quarter of 2010, the fair value of our derivative portfolio was impacted by a decline in swap interest rates and implied volatility, resulting in a loss on derivatives of $4.7 billion. As a result of these factors, we recorded losses on our pay-fixed swaps, partially offset by gains on our receive-fixed swap positions as illustrated in the table above. We also recorded losses on our purchased put swaptions.

During the first quarter of 2009, we recorded a gain on derivatives of $181 million primarily due to rising long-term interest rates while implied volatility decreased. These changes in interest rates and volatility resulted in a gain on our pay-fixed swap positions, partially offset by losses on our receive-fixed swaps and a loss on our purchased call swaptions.

Foreign Currency Swaps and Foreign-Currency Denominated Debt

Gains (losses) on debt recorded at fair value primarily relates to changes in the fair value of our foreign-currency denominated debt. For the three months ended March 31, 2010, we recognized gains on debt recorded at fair value of $347 million due primarily to the U.S. dollar strengthening relative to the Euro. For the three months ended March 31, 2009, we recognized gains on debt recorded at fair value of $467 million primarily due to an increase in interest rates and the U.S. dollar strengthening relative to the Euro. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

19	Freddie Mac

During the first quarter of 2010 we recognized fair value gains of $346 million on our foreign-currency denominated debt. This amount included:

•	fair value gains related to translation of $321 million, which was offset by derivative losses on foreign-currency swaps of $(331) million; and

•	fair value gains relating to interest rate and instrument-specific credit risk adjustments of $25 million, which was partially offset by derivative losses on foreign-currency denominated receive-fixed interest rate swaps of $(8) million.

During the first quarter of 2009, we recognized fair value gains of $467 million on our foreign-currency denominated debt. This amount included:

•	fair value gains related to translation of $580 million, which was offset by derivative losses on foreign-currency swaps of $(573) million; and

•	fair value losses relating to interest rate and instrument-specific credit risk adjustments of $(113) million, which was offset by derivative gains on foreign-currency denominated receive-fixed interest-rate swaps of $187 million.

For a discussion of the instrument-specific credit risk and our election to adopt the fair value option on our foreign-currency denominated debt see “NOTE 19: FAIR VALUE DISCLOSURES — Fair Value Election — Foreign-Currency Denominated Debt with Fair Value Option Elected” to our consolidated financial statements.

Investment Securities-Related Activities

As a result of our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, we no longer account for the single-family PCs and certain Structured Transactions we hold as investments in securities. Instead, we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts. Our adoption of these amendments resulted in a decrease in our investments in securities of $286.5 billion on January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for additional information.

Impairments of Available-for-Sale Securities

During the three months ended March 31, 2010, we recorded net impairment of available-for-sale securities recognized in earnings of $510 million, all of which related to expected credit losses on our non-agency mortgage-related securities. During the three months ended March 31, 2009, which was prior to the adoption of an amendment to the accounting standards for investments in debt and equity securities, we recognized in earnings approximately $6.9 billion of other-than-temporary impairment related to non-agency mortgage-related securities backed by subprime, option ARM and Alt-A and other loans that were probable of incurring a contractual principal or interest loss.

See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans” and “NOTE 7: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the three months ended March 31, 2010 and 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

Other Gains (Losses) on Investment Securities Recognized in Earnings

We recognized $(417) million and $2.1 billion related to gains (losses) on trading securities during the three months ended March 31, 2010 and 2009, respectively. The impact of declining interest rates on our interest-only securities classified as trading resulted in a mark-to-fair-value loss of $482 million during the three months ended March 31, 2010. The net gains on trading securities during the first quarter of 2009 related primarily to tightening OAS levels. Our sales of agency securities classified as trading with unpaid principal balances of approximately $36 billion generated realized gains of $1.1 billion.

The unpaid principal balance of our securities classified as trading was approximately $71 billion at March 31, 2010 compared to approximately $253 billion at March 31, 2009. The decline in unpaid principal balance was primarily due to our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010.

20	Freddie Mac

Other Income

Table 9 summarizes the significant components of other income.

Table 9 — Other Income

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Other income (losses):
Management and guarantee income	$35	$780
Gains (losses) on guarantee asset	(12)	(156)
Income on guarantee obligation	36	910
Gains (losses) on sale of mortgage loans	95	151
Lower-of-cost-or-fair-value adjustments	—	(129)
Gains (losses) on mortgage loans elected at fair value	21	(18)
Recoveries on loans impaired upon purchase	169	50
Low-income housing tax credit partnerships	—	(106)
Trust management income (expense)	—	(207)
All other	202	41

Total other income	$546	$1,316

Other income primarily includes items associated with our guarantee business activities of non-consolidated trusts, including recoveries of loans impaired upon purchase, management and guarantee income, gains (losses) on guarantee asset and income on guarantee obligation, as well as all other income from non-guarantee related activities. Upon consolidation of our single-family PC trusts and certain Structured Transactions, guarantee-related items no longer have a material impact on our results and are therefore included in other income on our consolidated statements of operations. For additional information on the impact of consolidation of our single-family PC trusts and certain Structured Transactions, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” to our consolidated financial statements.

Management and Guarantee Income

Management and guarantee income decreased significantly during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The significant decrease was due to the consolidation of our single-family PC trusts and certain Structured Transactions as a result of the change in the accounting for VIEs. Beginning January 1, 2010, the income associated with most of our securitization and guarantee activities relates to our consolidated securitization trusts and is recognized as a component of net interest income. The management and guarantee income recognized during the first quarter of 2010 was earned from our non-consolidated securitization trusts and other mortgage credit guarantees whose ending unpaid principal balance was $40.4 billion as of March 31, 2010 compared to $1.8 trillion as of March 31, 2009.

Gains (Losses) on Guarantee Asset

Gains (losses) on guarantee asset decreased significantly during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily due to the decrease in the balance of our recognized guarantee asset resulting from the consolidation of our single-family PC trusts and certain Structured Transactions. Beginning January 1, 2010, we no longer record a guarantee asset on our consolidated balance sheet for guarantees associated with our consolidated trusts, and therefore no longer recognize gains (losses) on guarantee assets related to such trusts. As of March 31, 2010 and December 31, 2009, our guarantee assets on our consolidated balance sheets were $482 million and $10.4 billion, respectively.

Income on Guarantee Obligation

Income on guarantee obligation decreased significantly during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 primarily due to the decrease in the balance of our recognized guarantee obligation resulting from the consolidation of our single-family PC trusts and certain Structured Transactions. Beginning January 1, 2010, we no longer recognize income on our guarantee obligation for guarantees associated with our consolidated trusts. As of March 31, 2010 and December 31, 2009, our guarantee obligations on our consolidated balance sheets were $656 million and $12.5 billion, respectively.

Recoveries on Loans Impaired Upon Purchase

During the three months ended March 31, 2010 and 2009, we recognized recoveries on loans impaired upon purchase of $169 million and $50 million, respectively. Our recoveries on loans impaired upon purchase increased due to a higher volume of foreclosure transfers combined with improvements in home prices in some geographical areas during the first quarter of 2010, as compared to the first quarter of 2009. Our recoveries on these loans may be volatile

21	Freddie Mac

in the short-term due to the effects of changes in home prices, among other factors. We expect our recoveries to remain higher in 2010, as compared to 2009, due to higher expected volumes of foreclosures in 2010.

Low-income Housing Tax Credit Partnerships

We wrote down the carrying value of our LIHTC investments to zero in the fourth quarter of 2009, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party. See “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Low-Income Housing Tax Credit Partnerships” in our 2009 Annual Report for more information.

Trust Management Income (Expense)

Due to the change in consolidation accounting for VIEs, which resulted in the consolidation of our single-family PC trusts and certain Structured Transactions, there was no trust management income or expense in the three months ended March 31, 2010. Beginning January 1, 2010, trust management income and expense associated with consolidated trusts is recognized within net interest income.

Non-Interest Expense

Table 10 summarizes the components of non-interest expense.

Table 10 — Non-Interest Expense

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Administrative expenses:
Salaries and employee benefits	$234	$207
Professional services	71	60
Occupancy expense	16	18
Other administrative expenses	74	87

Total administrative expenses	395	372
REO operations expense	159	306
Other expenses	113	2,090

Total non-interest expense	$667	$2,768

Administrative Expenses

Administrative expenses increased for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, in part due to an increase in the number of full-time employees, increased incentive awards as well as higher professional service costs that support corporate initiatives, including our HAMP efforts.

REO Operations Expense

The table below presents the components of our REO operations expense.

Table 11 — REO Operations Expense

	Three Months Ended
	March 31,
	2010	2009
	(dollars in millions)

Single-family:
REO property expenses(1)	$241	$116
Disposition (gains) losses(2)	4	306
Change in holding period allowance(3)	70	32
Recoveries	(159)	(148)

Total single-family REO operations expense	156	306
Multifamily REO operations expense	3	—

Total REO operations expense	$159	$306

REO inventory (properties), at March 31,	53,839	29,151
REO property dispositions (properties)	21,969	14,184

(1)	Consists of costs incurred to maintain or protect a property after foreclosure acquisition, such as legal fees, insurance, taxes, cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer. Excludes holding period writedowns while in REO inventory.
(3)	Includes both the increase (decrease) in the holding period allowance for properties that remain in inventory at the end of the period as well as any reductions associated with dispositions during the period.

REO operations expense decreased to $159 million for the first quarter of 2010 from $306 million during the first quarter of 2009. Disposition losses during the first quarter of 2010 were lower as compared to the first quarter of 2009 due to the relative stabilization in national home prices in 2010 that included slight improvements in certain geographic

22	Freddie Mac

areas. Improvement in disposition losses was partially offset by higher property expenses in the first quarter of 2010 as compared to the first quarter of 2009 due to increased property inventory and acquisition volumes in the first quarter of 2010. We expect REO property expense to continue to increase for the remainder of 2010, as single-family REO acquisition volume continues to increase and property inventory continues to grow.

Other Expenses

Other expenses primarily consists of losses on loans purchased and other miscellaneous expenses. Our losses on loans purchased were $17 million during the first quarter of 2010 compared to $2.0 billion during the first quarter of 2009. Losses on delinquent and modified loans purchased from mortgage pools within our non-consolidated securitization trusts occur when the acquisition basis of the purchased loan exceeds the estimated fair value of the loan on the date of purchase. When a loan underlying our PCs is modified, we generally exercise our repurchase option and hold the modified loan as an unsecuritized mortgage loan, held-for-investment. See “Recoveries on Loans Impaired Upon Purchase” for additional information about the impacts from these loans on our financial results. Beginning January 1, 2010, our single-family PC trusts are consolidated as a result of the change in accounting for consolidation of VIEs. As a result, we no longer record losses on loans purchased when we purchase loans from these consolidated entities since the loans are already recorded on our consolidated balance sheets. In the first quarter of 2010, losses on loans purchased were associated solely with loans purchased pursuant to long-term standby agreements. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Impaired Loans” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” to our consolidated financial statements for additional information.

Income Tax Benefit

For the three months ended March 31, 2010 and 2009, we reported an income tax benefit of $103 million and $937 million, respectively. See “NOTE 13: INCOME TAXES” to our consolidated financial statements for additional information.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment includes our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans funded by debt issuances and hedged by asset and liability management. Segment Earnings for this segment consists primarily of the returns on these investments, less the related financing, hedging and administrative expenses.

The Single-family Guarantee segment includes our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our lender customers in the primary mortgage market, primarily through our guarantor swap program. We securitize most of the mortgages we purchase. In this segment, we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities in exchange for management and guarantee fees received over time and other up-front credit-related fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less the related credit costs (i.e., provision for credit losses) and administrative expenses. Segment Earnings for this segment also includes management and guarantee fee revenues earned on loans held in the Investments segment related to single-family guarantee activities, net of allocated funding costs and amounts related to net float benefits or expenses.

The Multifamily segment includes our investments and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we primarily purchase multifamily mortgage loans and CMBS for investment and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. These activities support our mission to supply financing for affordable rental housing. Segment Earnings for this segment also includes management and guarantee fee revenues and the interest earned on assets related to multifamily guarantee and investment activities, net of allocated funding costs.

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the performance of each segment and the company as a whole. Under the revised method, the financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss). Under the revised method, the sum of Segment Earnings for each segment and the All Other category will equal GAAP net income (loss) attributable to Freddie Mac for the first quarter of 2010 and subsequent periods.

23	Freddie Mac

Segment Earnings for prior periods presented now include the following items that are included in our GAAP-basis earnings, but were deferred or excluded under the previous method for presenting Segment Earnings:

•	Current period GAAP earnings impact of fair value accounting for investments, debt and derivatives;

•	Allocation of the valuation allowance established against our net deferred tax assets;

•	Gains and losses on investment sales and debt retirements;

•	Losses on loans purchased and related recoveries;

•	Other-than-temporary impairment of securities recognized in earnings in excess of expected losses; and

•	GAAP-basis accretion income that may result from impairment adjustments.

Under the revised method of presenting Segment Earnings, the All Other category consists of material corporate level expenses that are: (a) non-recurring in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments are more representative of the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Items included in the All Other category consist of: (a) the write-down of our LIHTC investments; and (b) the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward due to our tax net operating loss carryback. Other items previously recorded in the All Other category prior to the revision to our method for presenting Segment Earnings have been allocated to our three reportable segments.

Effective January 1, 2010, we also made significant changes to our GAAP consolidated statements of operations as a result of our adoption of changes in accounting standards for transfers of financial assets and the consolidation of VIEs. These changes make it difficult to view results of our Investments, Single-family Guarantee and Multifamily segments. As a result, in presenting Segment Earnings we make significant reclassifications to line items for our segment businesses in order to reflect a measure of net interest income on investments and management and guarantee income on guarantees that is in line with our internal measures of performance.

We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of operations; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments.

As a result of these reclassifications and allocations, Segment Earnings for our reportable segments differs significantly from, and should not be used as a substitute for, net income (loss) as determined in accordance with GAAP. Our definition of Segment Earnings may differ from similar measures used by other companies. However, we believe that Segment Earnings provides us with meaningful metrics to assess the financial performance of each segment and our company as a whole.

We have restated Segment Earnings for the first quarter of 2009 to reflect changes in our method of measuring and assessing the performance of our reportable segments. The restated Segment Earnings for the first quarter of 2009 do not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of our implementation of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as this change was applied prospectively consistent with our GAAP results. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for further information regarding the consolidation of certain of our securitization trusts.

See “NOTE 16: SEGMENT REPORTING” to our consolidated financial statements for further information regarding our segments, including the descriptions and activities of the segments and the reclassifications and allocations used to present Segment Earnings.

24	Freddie Mac

Table 12 provides information about our various segment portfolios.

Table 12 — Segment Portfolio Composition(1)

	March 31, 2010	December 31, 2009
	(in millions)

Segment portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans	$48,176	$44,135
Guaranteed PCs and Structured Securities in the mortgage investments portfolio	332,981	374,362
Non-Freddie Mac mortgage-related securities in the mortgage investments portfolio	171,052	179,330

Total Investments — Mortgage investments portfolio	552,209	597,827

Single-family Guarantee — Credit guarantee portfolio:
Single-family mortgage loans(2)	55,470	10,743
Single-family PCs and Structured Securities in the mortgage investments portfolio	313,881	354,439
Single-family PCs and Structured Securities held by third parties	1,442,673	1,471,166
Single-family Structured Transactions in the mortgage investments portfolio	17,431	18,227
Single-family Structured Transactions held by third parties	11,661	8,727

Total Single-family Guarantee — Credit guarantee portfolio	1,841,116	1,863,302

Multifamily — Guarantee portfolio:
Multifamily PCs and Structured Securities	14,786	14,277
Multifamily Structured Transactions	5,542	3,046

Total Multifamily — Guarantee portfolio	20,328	17,323

Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	62,634	62,764
Multifamily loan portfolio	83,008	83,938

Total Multifamily-mortgage investments portfolio	145,642	146,702

Total Multifamily portfolio	165,970	164,025

Less: Guaranteed PCs and Structured Securities in the mortgage-related investments portfolio(3)	(333,641)	(374,615)

Total mortgage portfolio	$2,225,654	$2,250,539

(1)	Based on unpaid principal balance and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively performing loss mitigation.
(3)	The amount of PCs and Structured Securities in our mortgage-related investments portfolio is included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s credit guarantee portfolio, and certain multifamily securities are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.

Segment Earnings — Results

See “NOTE 16: SEGMENT REPORTING — Segments” to our consolidated financial statements for information regarding the description and activities of our Investments, Single-family Guarantee and Multifamily Segments.

25	Freddie Mac

Investments

Table 13 presents the Segment Earnings of our Investments segment.

Table 13 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended
	March 31,
	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$1,311	$1,999
Non-interest income (loss):
Net impairments of available-for-sale securities	(376)	(6,414)
Derivative gains (losses)	(2,702)	1,164
Other non-interest income (loss)	(22)	2,452

Total non-interest income (loss)	(3,100)	(2,798)

Non-interest expense:
Administrative expenses	(122)	(121)
Other non-interest expense	(7)	(7)

Total non-interest expense	(129)	(128)

Segment adjustments(2)	510	—

Segment Earnings (loss) before income tax benefit	(1,408)	(927)
Income tax benefit	97	1,445
Less: Net (income) loss — noncontrolling interest	(2)	—

Segment Earnings (loss), net of taxes	$(1,313)	$518

Key metrics — Investments:
Growth:
Purchases of securities — mortgage investments portfolio:(3)(4)
Freddie Mac securities	$5,090	$84,180
Non-Freddie Mac mortgage-related securities:
Agency	47	31,321
Non-agency	—	76

Total purchases of securities — mortgage investments portfolio	$5,137	$115,577

Growth rate of mortgage investments portfolio (annualized)	(30.52)%	34.98%
Portfolio balances:
Average balances of interest-earning assets:(5)
Mortgage-related securities(6)	$530,865	$631,404
Non-mortgage-related investments(7)	132,052	94,735
Unsecuritized single-family loans	44,467	44,267

Total average balances of interest-earning assets	$707,384	$770,406

Return:
Net interest yield — Segment Earnings basis	0.74%	1.03%

(1)	Under our revised method of presenting Segment Earnings, Segment Earnings for the Investments segment equals GAAP net income (loss) attributable to Freddie Mac for the Investments segment. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results” to our consolidated financial statements.
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments” to our consolidated financial statements.
(3)	Based on unpaid principal balance and excludes mortgage-related securities traded, but not yet settled.
(4)	Excludes single-family mortgage loans.
(5)	For securities, we calculated average balances based on their unpaid principal balance plus their associated deferred fees and costs (e.g., premiums and discounts), but excluded the effect of mark-to-fair-value changes.
(6)	Includes our investments in single-family PCs and certain Structured Transactions, which have been consolidated under GAAP on our consolidated balance sheet beginning on January 1, 2010.
(7)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities and federal funds sold and securities purchased under agreements to resell.

Segment Earnings (loss) for this segment decreased to $(1.3) billion for the three months ended March 31, 2010 compared to $518 million for the three months ended March 31, 2009. Investments segment net interest income and net interest yield decreased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. In addition, our loss increased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 for Investments segment non-interest income (loss).

Segment Earnings net interest income decreased $688 million and Segment Earnings net interest yield decreased 29 basis points to 74 basis points during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The primary drivers underlying the decreases in Segment Earnings net interest income and Segment Earnings net interest yield were: (a) an increase in derivative interest carry on net pay-fixed interest-rate swaps, which is recognized within net interest income in Segment Earnings, due to short-term interest rate declines; (b) an increase

26	Freddie Mac

in low-yielding short-term investments during the first quarter of 2010 in order to facilitate the purchase of $56.6 billion in unpaid principal balance of loans from PC trusts, which settled during the three months ended March 31, 2010; and (c) a decrease in the average balance of mortgage-related securities. These items were partially offset by a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with lower cost debt.

Our non-interest losses increased $302 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to derivative losses for our Investments segment non-interest income (loss). Derivative gains (losses) for this segment were $(2.7) billion during the three months ended March 31, 2010, primarily due to the impact of declines in interest rates on our pay-fixed interest-rate swaps and the impact of the decline in implied volatility on our options portfolio compared to $1.2 billion for the three months ended March 31, 2009 primarily due to the impact of increases in interest rates on our pay-fixed interest-rate swaps. Impairments recorded in our Investments segment decreased by $6.0 billion during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily related to reduced impairment on available-for-sale non-agency mortgage-related securities. As our adoption of the amendment to the accounting standards for investments in debt and equity securities on April 1, 2009 significantly impacted both the identification and measurement of other-than-temporary impairments, the results for the three months ended March 31, 2010 and 2009 are not comparable. However, the underlying collateral performance of loans supporting our non-agency securities deteriorated to a lesser extent during the three months ended March 31, 2010 than during the three months ended March 31, 2009. See “Non-Interest Income (Loss) — Derivative Gains (Losses) and Gains (Losses) on Debt Recorded at Fair Value” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities” for additional information on our derivatives and impairments, respectively.

During the three months ended March 31, 2010, the mortgage investments portfolio of our Investments segment decreased at an annualized rate of (30.52)%, compared to an increase of 34.98% for the three months ended March 31, 2009. The unpaid principal balance of the mortgage investments portfolio of our Investments segment decreased from $598 billion at December 31, 2009 to $552 billion at March 31, 2010. The portfolio decreased during the three months ended March 31, 2010 due to a relative lack of favorable investment opportunities caused by tighter spreads on agency mortgage-related securities as a result of the Federal Reserve’s purchases of agency mortgage-related securities.

We held $61.1 billion of non-Freddie Mac agency mortgage-related securities and $110.0 billion of non-agency mortgage-related securities as of March 31, 2010 compared to $65.6 billion of non-Freddie Mac agency mortgage-related securities and $113.7 billion of non-agency mortgage-related securities as of December 31, 2009. The decline in the unpaid principal balance of non-agency mortgage-related securities is due primarily to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary prepayments on the underlying collateral of these securities. Agency securities comprised approximately 71% and 74% of the unpaid principal balance of the Investments segment mortgage investments portfolio at March 31, 2010 and December 31, 2009, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship and restrictions set forth in the Purchase Agreement may negatively impact our Investments segment results over the long term. For example, the required reduction in our mortgage-related investments portfolio unpaid principal balance limit to $250 billion, through successive annual 10% declines, commencing in 2010, will cause a corresponding reduction in our net interest income from these assets. We expect this will negatively affect our Investments segment results. FHFA stated its expectation in the Acting Director’s February 2, 2010 letter that any net additions to our mortgage-related investments portfolio would be related to purchasing delinquent mortgages out of PC pools.

For information on the potential impact of the completion of the Federal Reserve’s purchase program and the requirement to reduce the mortgage-related investments portfolio limit by 10% annually, commencing in 2010, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2009 Annual Report and “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio” to our consolidated financial statements.

27	Freddie Mac

Single-Family Guarantee Segment

Table 14 presents the Segment Earnings of our Single-family Guarantee segment.

Table 14 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended
	March 31,
	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$59	$54
Provision for credit losses	(6,041)	(8,963)
Non-interest income:
Management and guarantee income	848	873
Other non-interest income	210	134

Total non-interest income	1,058	1,007
Non-interest expense:
Administrative expenses	(219)	(201)
REO operations expense	(156)	(306)
Other non-interest expense	(89)	(2,033)

Total non-interest expense	(464)	(2,540)

Segment adjustments(2)	(213)	—

Segment Earnings (loss) before income tax benefit	(5,601)	(10,442)
Income tax benefit	5	151

Segment Earnings (loss), net of taxes	(5,596)	(10,291)
Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments(3)	—	546
Tax-related adjustments	—	(192)

Total reconciling items, net of taxes	—	354

Net income (loss) attributable to Freddie Mac	$(5,596)	$(9,937)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(4)	$1,797	$1,780
Issuance — Single-family credit guarantees(4)	$94	$104
Fixed-rate products — Percentage of purchases(5)	97.5%	99.7%
Liquidation Rate — Single-family credit guarantees (annualized)(6)	34.7%	21.2%
Credit:
Delinquency rate(7)	4.13%	2.41%
REO inventory (number of units)	53,831	29,145
Single-family credit losses, in basis points (annualized)(8)	62.3	28.9
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(9)	N/A	$10,423
30-year fixed mortgage rate(10)	5.1%	4.8%

(1)	Under our revised method of presenting Segment Earnings, Segment Earnings for the Single-family Guarantee segment will equal GAAP net income (loss) attributable to Freddie Mac for the Single-family Guarantee segment for the first quarter of 2010 and subsequent periods. For reconciliations of Segment Earnings for the Single-family Guarantee segment in the first quarter of 2009 and the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results” to our consolidated financial statements.
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments” to our consolidated financial statements.
(3)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee obligation and guarantee asset which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These adjustments are recorded to periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.
(4)	Based on unpaid principal balance.
(5)	Excludes Structured Transactions, but includes interest-only mortgages with fixed interest rates.
(6)	Includes our purchases of delinquent loans from PC pools as discussed in our February 10, 2010 announcement that we would begin purchasing substantially all 120 days or more delinquent mortgages from our related fixed-rate and ARM PCs. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Mortgage Loans” for more information.
(7)	Single-family delinquency rate information is based on the number of loans that are 90 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not included if the borrower is less than 90 days delinquent under the modified terms. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Portfolio Management Activities — Credit Performance — Delinquencies” for further information.
(8)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with single-family mortgage loans. Calculated as the amount of credit losses divided by the average balance of our single-family credit guarantee portfolio.
(9)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated March 11, 2010.
(10)	Based on Freddie Mac’s PMMS rate for the last week in the quarter, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Segment Earnings (loss) for our Single-family Guarantee segment improved to a loss of $(5.6) billion for the first quarter of 2010, compared to a loss of $(10.3) billion for the first quarter of 2009, primarily due to a $2.9 billion decrease in provision for credit losses and a $2.1 billion decrease in non-interest expense. Other non-interest expense

28	Freddie Mac

declined from $2.0 billion in the first quarter of 2009 to $89 million in the first quarter of 2010 due to changes in accounting standards that resulted in lower losses on loans purchased in 2010. Upon adoption of new accounting standards for transfers of financial assets and the consolidation of VIEs as of January 1, 2010, we no longer recognize losses on single-family loans purchased under our financial guarantees with deterioration in credit quality, except for those associated with long-term standby agreements. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for further information.

Table 15 below provides summary information about Segment Earnings management and guarantee income for this segment. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of credit fees.

Table 15 — Segment Earnings Management and Guarantee Income — Single-Family Guarantee

	Three Months Ended March 31,
	2010		2009
		Average		Average
	Amount	Rate(1)	Amount	Rate(1)
	(dollars in millions, rates in basis points)

Contractual management and guarantee fees	$625	13.3	$658	14.4
Amortization of credit fees	223	4.8	215	4.7

Total Segment Earnings management and guarantee income	$848	18.1	$873	19.1

(1)	Annualized, based on the average balance of our single-family credit guarantee portfolio.

Segment Earnings management and guarantee income decreased in the first quarter of 2010, as compared to the first quarter of 2009 due to a decline in the average rate of contractual management and guarantee fees. Our average contractual management and guarantee fee rates declined since newly issued PCs in 2009 and the first quarter of 2010 had lower average rates than those PCs that were liquidated during these periods, which in part reflects the impact of market-adjusted pricing on new business purchases and higher credit quality of the composition of mortgages within our new PC issuances in these periods (for which we receive a lower fee). Market adjusted pricing is a process in which we adjust our rates based on changes in spreads between the prices at which our PCs and Fannie Mae’s mortgage-backed securities trade in the market.

Current market conditions have placed competitive pressure on our contractual management and guarantee fee rates, which has limited our ability to increase our rates as our customers renew their contracts. The Conservator’s directive that we provide increased support to the mortgage market has also affected our guarantee pricing decisions by limiting our ability to adjust our fees for current expectations of credit risk, and will likely continue to do so. Due to these competitive and other pressures, we do not have the ability to raise our contractual management and guarantee fee rates to offset the increased provision for credit losses on existing business. Consequently, we expect to continue to report a net loss for the Single-family Guarantee segment for the foreseeable future.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment was $6.0 billion for the first quarter of 2010, compared to $9.0 billion for the first quarter of 2009. The provision for credit losses was lower in the first quarter of 2010 due to slower growth in the rate of delinquencies and non-performing loans in our single-family credit guarantee portfolio, as compared to the first quarter of 2009. See “RISK MANAGEMENT — Credit Risks — Non-performing assets” for further information on growth of non-performing single-family loans. Our Segment Earnings provision for credit losses is generally higher than that recorded under GAAP primarily due to recognized provision associated with foregone interest income on non-performing loans, which is not recognized under GAAP since the loans are placed on non-accrual status.

The delinquency rate on our single-family credit guarantee portfolio, including Structured Transactions, increased to 4.13% as of March 31, 2010 from 3.98% as of December 31, 2009. Charge-offs, gross, for this segment increased to $3.4 billion in the first quarter of 2010 compared to $1.4 billion in the first quarter of 2009, primarily due to a considerable increase in the volume of REO properties we acquired through foreclosure transfers. REO activity continued to increase in the first quarter of 2010 in all regions of the U.S., particularly in the states of California, Florida, Arizona, Michigan, Illinois and Georgia. The West region represented approximately 29% of our REO property acquisitions during the first quarter of 2010 based on the number of units. The highest concentration in the West region is in the state of California. California accounted for a significant amount of our credit losses, comprising approximately 26% and 29% of our total credit losses in the first quarters of 2010 and 2009, respectively. We expect growth in foreclosure transfers will result in continued increases in charge-offs during the remainder of 2010. See “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Table 57 — Single-Family Credit Loss Concentration Analysis” for additional information about our credit losses.

29	Freddie Mac

The average securitized balance of our single-family credit guarantee portfolio was 1% higher in the first quarter of 2010, as compared to the first quarter of 2009. We continued to experience a high composition of refinance mortgages in our purchase volume during the first quarter of 2010 due to continued low interest rates and the growth of the Freddie Mac Relief Refinance Mortgagessm. In addition, our $89 billion in single-family purchase activity during the first quarter of 2010 contained a higher composition of fixed-rate amortizing mortgage loans than in recent years. Loans purchased in 2009 and the first quarter of 2010 comprised 28%, in aggregate, of our single-family credit guarantee portfolio at March 31, 2010 and had average credit scores of 756 and 751, respectively.

30	Freddie Mac

Multifamily Segment

Table 16 presents the Segment Earnings of our Multifamily segment.

Table 16 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended
	March 31,
	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$238	$195
Provision for credit losses	(29)	—
Non-interest income (loss):
Management and guarantee income	24	21
Security impairments	(55)	—
Derivative gains (losses)	5	(31)
Other non-interest income (loss)	108	(121)

Total non-interest income (loss)	82	(131)
Non-interest expense:
Administrative expenses	(54)	(50)
REO operations expense	(3)	—
Other non-interest expense	(17)	(5)

Total non-interest expense	(74)	(55)

Segment adjustments(2)	—	—

Segment Earnings (loss) before income tax benefit (expense)	217	9
LIHTC partnerships tax benefit	147	151
Income tax benefit (expense)	(146)	(152)
Less: Net (income) loss — noncontrolling interest	3	—

Segment Earnings (loss), net of taxes	221	8
Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments(3)	—	5
Tax-related adjustments	—	(2)

Total reconciling items, net of taxes	—	3

Net income (loss) attributable to Freddie Mac	$221	$11

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio	$83,456	$74,243
Average balance of Multifamily guarantee portfolio	$18,179	$15,512
Average balance of Multifamily investment securities portfolio	$62,501	$64,758
Purchases, net — Multifamily loan portfolio(4)	$(163)	$3,648
Issuances — Multifamily guarantee portfolio	$3,157	$177
Growth rate (annualized)	8%	13%
Net interest yield — Segment Earnings basis (annualized)(5)	0.65%	0.56%
Average Management and guarantee fee rate (annualized)(6)	52.8 bps	52.7 bps
Credit losses (annualized)(7)	8.2 bps	0.9 bps
Liquidation Rate — Multifamily loan portfolio (annualized)	2.5%	3.5%
Credit:
Delinquency rate(8)	0.24%	0.10%
Allowance for loan losses and reserve for guarantee losses	$842	$275

(1)	Under our revised method of presenting Segment Earnings, Segment Earnings for the Multifamily segment will equal GAAP net income (loss) attributable to Freddie Mac for the Multifamily segment for the first quarter of 2010 and subsequent periods. For reconciliations of Segment Earnings for the Multifamily segment in the first quarter of 2009 and the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results” to our consolidated financial statements.
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments” to our consolidated financial statements.
(3)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation which are excluded from Segment Earnings. These adjustments are recorded to periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.
(4)	Consists of unpaid principal balance of all multifamily mortgage loan purchases, net of $1.6 billion and $0 million in the first quarters of 2010 and 2009, respectively, associated with issuances for the Multifamily guarantee portfolio.
(5)	Represents Multifamily Segment Earnings — net interest income divided by the average balance of the multifamily mortgage investments portfolio.
(6)	Represents the Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the average balance of the multifamily guarantee portfolio.
(7)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with multifamily mortgage loans. Calculated as the amount of credit losses divided by the combined average balances of our multifamily loan portfolio and multifamily guarantee portfolio.
(8)	Based on unpaid principal balances of mortgages 60 days or more delinquent as well as those in the process of foreclosure and excluding Structured Transactions. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Portfolio Management Activities — Credit Performance — Delinquencies” for further information.

Segment Earnings (loss) for our Multifamily segment increased to $221 million for the first quarter of 2010 compared to $8 million for the first quarter of 2009, primarily due to higher net interest income and non-interest income, which was partially offset by higher provision for credit losses attributable to the segment. Net interest income

31	Freddie Mac

increased $43 million, or 22%, for the first quarter of 2010 compared to the first quarter of 2009, primarily driven by a 12% increase in the average balance of our Multifamily loan portfolio and higher Segment Earnings net interest yield. Our Multifamily provision for credit losses was $(29) million for the first quarter of 2010 compared to $0 million for the first quarter of 2009. Non-interest income (loss) was $82 million in the first quarter of 2010 compared to $(131) million in the first quarter of 2009. The increase in non-interest income was primarily due to net gains recognized on the sale of loans. We sold $1.8 billion in unpaid principal balance of multifamily loans during the first quarter of 2010, including $1.6 billion in sales through Structured Transactions. In addition, there was a $106 million decline in LIHTC partnership losses during the first quarter of 2010, compared to the first quarter of 2009, due to the write-down of these investments to zero in the fourth quarter of 2009. See “MD&A CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Low-Income Housing Tax Credit Partnerships” in our 2009 Annual Report for more information.

Our multifamily delinquency rate increased in the first quarter of 2010, rising from 0.19% at December 31, 2009 to 0.24% at March 31, 2010. Our multifamily non-performing loans as of March 31, 2010 are principally loans on properties located in Texas, Florida, Georgia, Arizona and Nevada. Market fundamentals for multifamily properties that we monitor continued to be challenging during the first quarter of 2010, particularly in certain states in the Southeast and West regions of the U.S. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for further information on geographical concentrations. As of March 31, 2010, approximately half of the multifamily loans that were 60 days or more delinquent (measured both in terms of number of loans and on a UPB basis) have credit enhancements that we believe will mitigate our expected losses on those loans. The delinquency rate of credit-enhanced loans in our multifamily mortgage portfolio as of March 31, 2010 and December 31, 2009, was 1.11% and 1.13%, respectively, while the delinquency rate for non-credit-enhanced loans in our multifamily mortgage portfolio was 0.13% and 0.07%, respectively. See “Table 3 — Credit Statistics, Multifamily Mortgage Portfolio” for quarterly data on delinquency rates and non-performing loans.

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

Change in Accounting Principles

Effective January 1, 2010, we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. The accounting standard for transfers of financial assets was applicable on a prospective basis to new transfers, while the accounting standard relating to consolidation of VIEs was applied prospectively to all entities within its scope as of the date of adoption. The adoption of these amendments had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010. As a result of adoption, our consolidated balance sheet results as of March 31, 2010 reflect the consolidation of our single-family PC trusts and certain of our Structured Transactions.

The cumulative effect of these changes in accounting principles was an increase of $1.5 trillion to assets and liabilities, respectively, and a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which included changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes.

See “CONSOLIDATED RESULTS OF OPERATIONS — Change in Accounting Principles,” “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” and “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for additional information on the impacts of the adoption of these changes in accounting principles.

Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell

Cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and liquid assets discussed in “Investments in Securities — Non-Mortgage-Related Securities,” are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. We use these assets to help manage recurring cash flows and meet our other cash management needs. We also use these assets to manage our liquidity. We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. We consider other unsecured lending to be unsecured trades with these commercial banks with a term longer than overnight. As discussed above, commencing January 1, 2010, we consolidated the assets of our single-family PC trusts and certain of our Structured Transactions. These assets included short-term non-mortgage assets, comprised primarily of restricted cash and cash equivalents and investments in

32	Freddie Mac

securities purchased under agreements to resell (the investing activities are performed in our capacity as securities administrator).

We held $55.4 billion and $64.7 billion of cash and cash equivalents as of March 31, 2010 and December 31, 2009, respectively. The decrease in cash and cash equivalents from December 31, 2009 to March 31, 2010 is due, in part, to our purchase of $56.6 billion of unpaid principal balance of single-family loans from our PC trusts during the first quarter of 2010.

We held $4.1 billion and $0 billion of federal funds sold at March 31, 2010 and December 31, 2009, respectively. Securities purchased under agreements to resell increased $14.4 billion to $21.4 billion at March 31, 2010, compared to $7.0 billion at December 31, 2009. The amount at March 31, 2010 includes $8.8 billion as a result of the consolidation of our single-family PC trusts and certain of our Structured Transactions as discussed above. The increase in these assets and our non-mortgage-related securities was partially offset by the decreases in our cash and cash equivalents, as our liquid assets increased on an overall basis during the three months ended March 31, 2010.

Investments in Securities

Table 17 provides detail regarding our investments in securities as presented in our consolidated balance sheets. Due to the accounting changes noted above, Table 17 does not include our holdings of single-family PCs and certain Structured Transactions as of March 31, 2010. For information on our holdings of such securities, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Table 12 — Segment Portfolio Composition.”

Table 17 — Investments in Securities

	Fair Value
	March 31, 2010	December 31, 2009
	(in millions)

Investments in securities:
Available-for-sale:
Available-for-sale mortgage-related securities:
Freddie Mac(1)	$91,674	$223,467
Subprime	35,835	35,721
Commercial mortgage-backed securities	56,491	54,019
Option ARM	7,025	7,236
Alt-A and other	13,398	13,407
Fannie Mae	33,574	35,546
Obligations of states and political subdivisions	11,104	11,477
Manufactured housing	901	911
Ginnie Mae	335	347

Total available-for-sale mortgage-related securities	250,337	382,131

Available-for-sale non-mortgage-related securities:
Asset-backed securities	2,016	2,553

Total available-for-sale non-mortgage-related securities	2,016	2,553

Total investments in available-for-sale securities	252,353	384,684

Trading:
Trading mortgage-related securities:
Freddie Mac(1)	12,890	170,955
Fannie Mae	31,798	34,364
Ginnie Mae	182	185
Other	25	28

Total trading mortgage-related securities	44,895	205,532

Trading non-mortgage-related securities:
Asset-backed securities	1,051	1,492
Treasury bills	29,568	14,787
FDIC-guaranteed corporate medium-term notes	441	439

Total trading non-mortgage-related securities	31,060	16,718

Total investments in trading securities	75,955	222,250

Total investments in securities	$328,308	$606,934

(1)	Upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010, we no longer account for single-family PCs and certain Structured Transactions we purchase as investments in securities because we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts. These loans are discussed below in “Mortgage Loans.” For further information, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements.

Non-Mortgage-Related Securities

We held investments in non-mortgage-related available-for-sale and trading securities of $33.1 billion and $19.3 billion as of March 31, 2010 and December 31, 2009, respectively. Our holdings of non-mortgage-related securities increased during the three months ended March 31, 2010 as we purchased Treasury bills to maintain required

33	Freddie Mac

liquidity and contingency levels. At March 31, 2010, investments in securities included $3.1 billion of non-mortgage-related asset-backed securities, $29.6 billion of Treasury bills and $0.4 billion of FDIC-guaranteed corporate medium-term notes that we could sell to meet mortgage funding needs, provide diverse sources of liquidity or help manage the interest rate risk inherent in mortgage-related assets. At December 31, 2009, investments in securities included $4.0 billion of non-mortgage-related asset-backed securities, $14.8 billion of Treasury bills and $0.4 billion of FDIC-guaranteed corporate medium-term notes.

We recorded net impairment of available-for-sale securities recognized in earnings during the three months ended March 31, 2010 and 2009 of $0 million and $0.2 billion, respectively, for our non-mortgage-related securities, as we could not assert that we did not intend to, or we will not be required to, sell these securities before a recovery of the unrealized losses. The decision to impair non-mortgage-related securities is consistent with our consideration of these securities as a contingent source of liquidity. We do not expect any contractual cash shortfalls related to these securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

Table 18 provides credit ratings of our investments in non-mortgage-related asset-backed securities at March 31, 2010 classified as either available-for-sale or trading on our consolidated balance sheets.

Table 18 — Investments in Non-Mortgage-Related Asset-Backed Securities

	March 31, 2010
					Current
	Amortized	Fair	Original%	Current%	Investment
Collateral Type	Cost	Value	AAA-rated(1)	AAA-rated(2)	Grade(3)
	(dollars in millions)

Non-mortgage-related asset-backed securities:
Credit cards	$2,052	$2,100	100%	100%	100%
Auto credit	733	748	100	100	100
Equipment lease	95	99	100	100	100
Student loans	65	67	100	100	100
Stranded assets(4)	52	53	100	100	100

Total non-mortgage-related asset-backed securities	$2,997	$3,067	100	100	100

(1)	Reflects the percentage of our investments that were AAA-rated as of the date of our acquisition of the security, based on unpaid principal balance and the lowest rating available.
(2)	Reflects the AAA-rated composition of the securities as of April 21, 2010, based on unpaid principal balance as of March 31, 2010 and the lowest rating available.
(3)	Reflects the composition of these securities with credit ratings BBB– or above as of April 21, 2010, based on unpaid principal balance as of March 31, 2010 and the lowest rating available.
(4)	Consists of securities backed by liens secured by fixed assets owned by regulated public utilities.

Mortgage-Related Securities

We are primarily a buy-and-hold investor in mortgage-related securities, which consist of securities issued by Fannie Mae, Ginnie Mae and other financial institutions. Upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010, we no longer account for single-family PCs and certain Structured Transactions we purchase as investments in securities because we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts. Our mortgage-related securities are classified as either available-for-sale or trading on our consolidated balance sheets.

We include our investments in mortgage-related securities in the calculation of our mortgage-related investments portfolio. Our mortgage-related investments portfolio also includes: (a) our holdings of single-family PCs and certain Structured Transactions, which are presented in “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Table 12 — Segment Portfolio Composition”; and (b) our holdings of unsecuritized single-family and multifamily loans, which are presented in “Mortgage Loans — Table 25 — Characteristics of Mortgage Loans on Our Consolidated Balance Sheets.” The unpaid principal balance of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $753.3 billion at March 31, 2010, and may not exceed $810 billion as of December 31, 2010. The unpaid principal balance of our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to any change in accounting standards related to transfer of financial assets and consolidation of VIEs or any similar accounting standard. Accordingly, for purposes of the portfolio limit, PCs and certain Structured Transactions purchased into the mortgage-related investments portfolio are considered assets rather than debt reductions. FHFA stated its expectation that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC trusts.

34	Freddie Mac

Table 19 provides unpaid principal balances of our investments in mortgage-related securities classified as either available-for-sale or trading on our consolidated balance sheets. Due to the accounting changes noted above, Table 19 does not include our holdings of single-family PCs and certain Structured Transactions as of March 31, 2010. For information on our holdings of such securities, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings — Table 12 — Segment Portfolio Composition.”

Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	March 31, 2010			December 31, 2009
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)

PCs and Structured Securities:(2)
Single-family	$85,535	$9,078	$94,613	$294,958	$77,708	$372,666
Multifamily	316	2,013	2,329	277	1,672	1,949

Total PCs and Structured Securities	85,851	11,091	96,942	295,235	79,380	374,615

Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities:(3)
Fannie Mae:
Single-family	34,148	26,482	60,630	36,549	28,585	65,134
Multifamily	431	89	520	438	90	528
Ginnie Mae:
Single-family	329	129	458	341	133	474
Multifamily	35	—	35	35	—	35

Total agency mortgage-related securities	34,943	26,700	61,643	37,363	28,808	66,171

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	385	59,058	59,443	395	61,179	61,574
Option ARM	—	17,206	17,206	—	17,687	17,687
Alt-A and other	2,654	18,146	20,800	2,845	18,594	21,439
Commercial mortgage-backed securities	23,102	38,286	61,388	23,476	38,439	61,915
Obligations of states and political subdivisions(5)	11,336	40	11,376	11,812	42	11,854
Manufactured housing(6)	1,007	163	1,170	1,034	167	1,201

Total non-agency mortgage-related securities(7)	38,484	132,899	171,383	39,562	136,108	175,670

Total unpaid principal balance of mortgage-related securities	$159,278	$170,690	329,968	$372,160	$244,296	616,456

Premiums, discounts, deferred fees, impairments of unpaid principal balances and other basis adjustments			(9,654)			(5,897)
Net unrealized losses on mortgage-related securities, pre-tax			(25,083)			(22,896)

Total carrying value of mortgage-related securities			$295,231			$587,663

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral. On January 1, 2010, we began prospectively recognizing on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as held-for-investment mortgage loans, at amortized cost. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” to our consolidated financial statements for further information.
(3)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	Single-family non-agency mortgage-related securities backed by subprime first lien, option ARM and Alt-A loans include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 23 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans and CMBS at March 31, 2010 and December 31, 2009” and “Table 24 — Ratings Trend of Available-for-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans and CMBS.”
(5)	Consists of mortgage revenue bonds. Approximately 54% and 55% of these securities held at March 31, 2010 and December 31, 2009, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(6)	At both March 31, 2010 and December 31, 2009, 17% of mortgage-related securities backed by manufactured housing bonds were rated BBB– or above, based on the lowest rating available. For both dates, 91% of manufactured housing bonds had credit enhancements, including primary monoline insurance, that covered 23% of the manufactured housing bonds based on the unpaid principal balance. At both March 31, 2010 and December 31, 2009, we had secondary insurance on 61% of these bonds that were not covered by primary monoline insurance, based on the unpaid principal balance. Approximately 3% of the mortgage-related securities backed by manufactured housing bonds were AAA-rated at both March 31, 2010 and December 31, 2009, based on the unpaid principal balance and the lowest rating available.
(7)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 25% and 26% of total non-agency mortgage-related securities held at March 31, 2010 and December 31, 2009, respectively, were AAA-rated as of those dates, based on the unpaid principal balance and the lowest rating available.

The total unpaid principal balance of our investments in mortgage-related securities decreased from $616.5 billion at December 31, 2009 to $330.0 billion at March 31, 2010 primarily as a result of a decrease of $286.5 billion related to our adoption of the amendments to the accounting standards for the transfer of financial assets and the consolidation of VIEs on January 1, 2010. Upon the adoption of these amendments, we no longer record the purchase of a PC or a single-class resecuritization security backed by PCs issued by our consolidated securitization trusts as an investment. We now account for these purchases as extinguishments of outstanding debt.

Table 20 summarizes our mortgage-related securities purchase activity for the three months ended March 31, 2010 and 2009. The purchase activity for the three months ended March 31, 2010 includes our purchase activity related to

35	Freddie Mac

the single-family PCs and Structured Transactions issued by trusts that we consolidated. Due to the accounting changes noted above, effective January 1, 2010, purchases of single-family PCs and Structured Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets. Prior to January 1, 2010, purchases of single-family PCs and Structured Transactions were recorded as either available-for-sale securities or trading securities on our consolidated balance sheets.

Table 20 — Total Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Ginnie Mae Certificates	$13	$11
Non-agency mortgage-related securities purchased for Structured Transactions	5,621	—

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	5,634	11

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	—	30,109
Variable-rate	47	1,185

Total Fannie Mae	47	31,294

Ginnie Mae fixed-rate	—	27

Total agency mortgage-related securities	47	31,321

Non-agency securities:
Mortgage revenue bonds fixed-rate	—	76

Total non-agency mortgage-related securities	—	76

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	47	31,397

Total non-Freddie Mac mortgage-related securities purchased	$5,681	$31,408

Freddie Mac mortgage-related securities repurchased:(2)
Single-family:
Fixed-rate	$4,840	$83,931
Variable-rate	250	249
Multifamily:
Fixed-rate	40	—
Variable-rate	367	—

Total Freddie Mac mortgage-related securities repurchased	$5,497	$84,180

(1)	Based on unpaid principal balances. Excludes mortgage-related securities traded but not yet settled.
(2)	Includes mortgage-related securities accounted for as investments in securities or extinguishments of debt based upon whether we are considered the primary beneficiary of the trusts that issue these securities.

Our purchases of mortgage-related securities continues to be very limited because of a relative lack of favorable investment opportunities, as evidenced by tight spreads on agency mortgage-related securities. We believe these tight spread levels were driven by the Federal Reserve’s agency mortgage-related securities purchase program. The Federal Reserve completed its purchase program in March 2010.

Higher Risk Components of Our Investments in Mortgage-Related Securities

As discussed below, we have exposure to subprime, option ARM, Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

•	Structured Transactions: We hold certain Structured Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of our Structured Transactions. For more information on certain higher risk categories of single-family loans underlying our Structured Transactions, see “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk.”

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans

During both the three months ended March 31, 2010 and 2009, we did not buy any non-agency mortgage-related securities backed by subprime, option ARM or Alt-A loans. As discussed below, we recognized significant impairment on our holdings of such securities during the three months ended March 31, 2010 and 2009. See “Table 22 — Net Impairment on Available-for-Sale Mortgage-Related Securities Recognized in Earnings” for more information.

36	Freddie Mac

We classify our non-agency mortgage-related securities as subprime, option ARM or Alt-A if the securities were labeled as such when sold to us. Table 21 presents information about our holdings of these securities.

Table 21 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM and Alt-A Loans(1)

	March 31, 2010			December 31, 2009
	Unpaid	Collateral	Average	Unpaid	Collateral	Average
	Principal	Delinquency	Credit	Principal	Delinquency	Credit
	Balance	Rate(2)	Enhancement(3)	Balance	Rate(2)	Enhancement(3)
	(dollars in millions)

Mortgage loans:
Single-family:(4)
Subprime first lien	$58,912	49%	28%	$61,019	49%	29%
Option ARM	17,206	46	15	17,687	45	16
Alt-A	17,476	27	10	17,998	26	11

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in millions)

Principal repayments:(5)
Subprime — first and second liens	$2,130	$3,855
Option ARM	481	386
Alt-A and other	639	903

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Determined based on loans that are 60 days or more past due that underlie the securities using information obtained from a third-party data provider.
(3)	Reflects the average current credit enhancement on all such securities we hold provided by subordination of other securities held by third parties. Excludes securities with monoline bond insurance and credit enhancement provided by excess interest.
(4)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(5)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both voluntary prepayments on the underlying collateral of these securities and the recoveries of liquidated loans, representing a partial return of our investment in these securities.

We have significant credit enhancements on the majority of the non-agency mortgage-related securities we hold backed by subprime first lien, option ARM and Alt-A loans, particularly through subordination. These credit enhancements are one of the primary reasons we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in aggregate. However, during the first quarter of 2010, we continued to experience depletion of credit enhancements on certain of the securities backed by subprime first lien, option ARM and Alt-A loans due to poor performance of the underlying collateral.

Unrealized Losses on Available-for-Sale Mortgage-Related Securities

At March 31, 2010, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $35.2 billion, compared to $42.7 billion at December 31, 2009. See “Total Equity (Deficit)” for additional information regarding unrealized losses on our available-for-sale securities.

Our investments in CMBS, although backed by mortgage pools that include mortgages financing both multifamily properties and commercial properties, are subject primarily to the risks of the multifamily market, because they receive distributions of cash flow primarily from multifamily mortgages. However, our CMBS investments may be exposed to stresses in the commercial real estate market in two respects. First, delinquencies on commercial mortgages in a pool could reach a level that would reduce the effectiveness of any credit enhancement in the form of subordination that supports our CMBS backed by that pool. Second, it is possible that stresses in the commercial mortgage market might further affect the market value of our investments. We believe the unrealized losses related to these securities at March 31, 2010 were mainly attributable to the limited liquidity and large risk premiums in the CMBS market consistent with the broader credit markets. Similarly, we believe that unrealized losses on single-family non-agency mortgage-related securities at March 31, 2010 were attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the non-agency mortgage market. All securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “NOTE 7: INVESTMENTS IN SECURITIES” to our consolidated financial statements for additional information regarding unrealized losses on available-for-sale securities.

37	Freddie Mac

Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities

Table 22 provides information about the mortgage-related securities for which we recognized other-than-temporary impairments during the three months ended March 31, 2010 and 2009.

Table 22 — Net Impairment on Available-for-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Unpaid	Net Impairment of	Unpaid	Net Impairment of
	Principal	Available-for-Sale Securities	Principal	Available-for-Sale Securities
	Balance	Recognized in Earnings	Balance	Recognized in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$19,084	$317	$10,305	$3,996
Other years — first and second liens(1)	643	15	363	101

Total subprime — first and second liens	19,727	332	10,668	4,097

Option ARM:
2006 & 2007	7,251	88	1,348	769
Other years	223	14	397	248

Total option ARM	7,474	102	1,745	1,017

Alt-A:
2006 & 2007	1,625	9	1,405	559
Other years	292	2	1,039	490

Total Alt-A	1,917	11	2,444	1,049

Other loans	491	8	1,168	793

Total subprime, option ARM, Alt-A and other loans	29,609	453	16,025	6,956
Commercial mortgage-backed securities	1,629	55	—	—
Manufactured housing	83	2	—	—

Total available-for-sale mortgage-related securities	$31,321	$510	$16,025	$6,956

(1)	Includes all second liens.

As of March 31, 2010, we had recognized a present value of future credit losses of $10.9 billion on our non-agency mortgage-related securities, of which $510 million was recognized in earnings during the three months ended March 31, 2010. The present value of future credit losses relate to $70.1 billion of the total unpaid principal balance of $171.4 billion of our non-agency mortgage-related securities as of March 31, 2010. The $510 million impairment is primarily due to deterioration of the future expectation of collateral performance underlying these securities, particularly subprime, for our more recent vintages of non-agency mortgage-related securities. The deterioration in the performance of the collateral underlying these securities has not impacted our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities. Included in these net impairments are $453 million of impairments related to securities backed by subprime, option ARM, Alt-A and other loans.

As part of our impairment analysis, we identified CMBS with an unpaid principal balance of $1.6 billion that are expected to incur contractual losses, and recorded a total of $55 million of other-than-temporary impairment charges in earnings during the three months ended March 31, 2010. However, we view the performance of these securities as significantly worse than the vast majority of our CMBS, and while delinquencies for the remaining securities have increased, we believe the credit enhancement related to these securities is sufficient to cover expected losses. We do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

We currently estimate that the future expected principal and interest shortfall on non-agency mortgage-related securities will be significantly less than the fair value declines. Since the beginning of 2007, we incurred actual principal cash shortfalls of $176 million on impaired securities backed by non-agency mortgage-related securities. However, many of our investments were structured so that realized collateral losses are not recognized until the investment matures.

The decline in mortgage credit performance has been particularly severe for subprime, option ARM, Alt-A and other loans. Many of the same economic factors impacting the performance of our single-family credit guarantee portfolio also impact the performance of our investments in non-agency mortgage-related securities. High unemployment, a large inventory of unsold homes, tight credit conditions and weak consumer confidence contributed to poor performance during the three months ended March 31, 2010. However, our expectations regarding future performance have generally improved. Both current and future performance are critical in assessing other-than-temporary impairments. In addition, the subprime, option ARM, Alt-A and other loans backing our

38	Freddie Mac

securities have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona and Nevada.

Contributing to the impairments recognized were certain credit enhancements related to primary monoline bond insurers where we have determined that it is likely a principal and interest shortfall will occur, and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our investments in mortgage-related and non-mortgage-related securities. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” to our consolidated financial statements for additional information. The recent deterioration has not impacted our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities.

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment earnings charge could exceed our credit enhancement levels, we do not believe that those conditions were likely at March 31, 2010. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of available information, we have concluded that the reduction in fair value of these securities was temporary at March 31, 2010 and as such has been recorded in AOCI.

We recognized impairment losses on non-agency mortgage-related securities of approximately $6.9 billion during the three months ended March 31, 2009. These impairment losses were recognized prior to the adoption of the amendment to the accounting standards for investments in debt and equity securities, and reflected mark-to-fair-value adjustments on non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans that were likely of incurring a contractual principal or interest loss. We believe that unrealized losses on non-agency mortgage-related securities at March 31, 2009 were attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the non-agency mortgage market. During the three months ended March 31, 2009, we experienced significant deterioration in the performance of the underlying collateral of these securities and a lack of confidence in the credit enhancements provided by primary monoline bond insurance. For further information on our adoption of the amendment to the accounting standards for investments in debt and equity securities, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models and are subject to change due to changes in the performance of the individual securities and mortgage market conditions. Bankruptcy reform, loan modification programs and other forms of government intervention in the housing market can significantly change the performance, including the timing of loss recognition, of the underlying loans and thus our securities. We use data provided by third-party vendors as an input in our evaluation of our non-agency mortgage-related securities. Given the extent of the housing and economic downturn over the past few years, it is difficult to forecast and estimate the future performance of mortgage loans and mortgage-related securities with any assurance, and actual results could differ materially from our expectations. Furthermore, different market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls.

39	Freddie Mac

Ratings of Non-Agency Mortgage-Related Securities

Table 23 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans and CMBS held at March 31, 2010 based on their ratings as of March 31, 2010 as well as those held at December 31, 2009 based on their ratings as of December 31, 2009. Tables 23 and 24 use the lowest rating available for each security.

Table 23 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans and CMBS at March 31, 2010 and December 31, 2009

	Unpaid		Gross	Monoline
	Principal	Amortized	Unrealized	Insurance
Credit Ratings as of March 31, 2010	Balance	Cost	Losses	Coverage(1)
	(in millions)

Subprime loans:
AAA-rated	$3,976	$3,977	$(497)	$34
Other investment grade	5,966	5,965	(1,316)	603
Below investment grade(2)	49,492	44,444	(16,741)	1,838

Total	$59,434	$54,386	$(18,554)	$2,475

Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	340	336	(131)	162
Below investment grade(2)	16,866	12,815	(6,016)	156

Total	$17,206	$13,151	$(6,147)	$318

Alt-A and other loans:
AAA-rated	$1,749	$1,761	$(193)	$8
Other investment grade	4,115	4,120	(756)	503
Below investment grade(2)	14,936	12,420	(3,963)	2,668

Total	$20,800	$18,301	$(4,912)	$3,179

Commercial mortgage-backed securities:
AAA-rated	$31,801	$31,881	$(972)	$43
Other investment grade	25,836	25,801	(2,521)	1,657
Below investment grade(2)	3,713	3,499	(1,461)	1,708

Total	$61,350	$61,181	$(4,954)	$3,408

Credit Ratings as of December 31, 2009

Subprime loans:
AAA-rated	$4,600	$4,597	$(643)	$34
Other investment grade	6,248	6,247	(1,562)	625
Below investment grade(2)	50,716	45,977	(18,897)	1,895

Total	$61,564	$56,821	$(21,102)	$2,554

Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	350	345	(152)	166
Below investment grade(2)	17,337	13,341	(6,323)	163

Total	$17,687	$13,686	$(6,475)	$329

Alt-A and other loans:
AAA-rated	$1,825	$1,844	$(247)	$9
Other investment grade	4,829	4,834	(1,051)	530
Below investment grade(2)	14,785	12,267	(4,249)	2,752

Total	$21,439	$18,945	$(5,547)	$3,291

Commercial mortgage-backed securities:
AAA-rated	$32,831	$32,914	$(2,108)	$43
Other investment grade	26,233	26,167	(4,661)	1,658
Below investment grade(2)	2,813	2,711	(1,019)	1,701

Total	$61,877	$61,792	$(7,788)	$3,402

(1)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(2)	Includes certain securities that are no longer rated.

40	Freddie Mac

Table 24 shows: (a) the percentage of unpaid principal balance of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans and CMBS held at March 31, 2010 based on the ratings of such securities as of March 31, 2010 and April 21, 2010; and (b) the percentage of unpaid principal balance of such securities at December 31, 2009 based on their December 31, 2009 ratings.

Table 24 — Ratings Trend of Available-for-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans and CMBS

	Percentage of Unpaid		Percentage of Unpaid
	Principal Balance at		Principal Balance at
	March 31, 2010		December 31, 2009
	Credit Ratings as of
	April 21, 2010	March 31, 2010	December 31, 2009

Subprime loans:
AAA-rated	6%	7%	7%
Other investment grade	9	10	10
Below investment grade(1)	85	83	83

Total	100%	100%	100%

Option ARM loans:
AAA-rated	—%	—%	—%
Other investment grade	2	2	2
Below investment grade(1)	98	98	98

Total	100%	100%	100%

Alt-A and other loans:
AAA-rated	8%	8%	9%
Other investment grade	20	20	23
Below investment grade(1)	72	72	68

Total	100%	100%	100%

Commercial mortgage-backed securities:
AAA-rated	52%	52%	53%
Other investment grade	42	42	42
Below investment grade(1)	6	6	5

Total	100%	100%	100%

(1) Includes certain securities that are no longer rated.

Although certain non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans and CMBS may have experienced ratings downgrades during the first quarter and April of 2010, we believe the economic factors leading to these downgrades are already appropriately considered in our other-than-temporary impairment decisions and valuations.

Mortgage Loans

Mortgage loans consist of: (a) mortgage loans held-for-sale, at lower-of-cost-or-fair-value; and (b) mortgage loans held-for-investment, at amortized cost. Mortgage loans held-for-sale decreased, and mortgage loans held-for-investment increased from December 31, 2009 to March 31, 2010, primarily due to a change in the accounting for VIEs discussed in “Change in Accounting Principles,” which resulted in our consolidation of assets underlying approximately $1.817 trillion of our PCs and $21 billion of Structured Transactions as of January 1, 2010. Upon adoption of the new accounting standards on January 1, 2010, we redesignated all single-family loans that were held-for-sale as held-for-investment, which totaled $13.5 billion in unpaid principal balance and resulted in the recognition of a lower-of-cost-or-fair-value adjustment, which was recorded as an $80 million reduction in the beginning balance of retained earnings for 2010. As of March 31, 2010, our mortgage loans held-for-sale consists solely of multifamily mortgage loans that we purchase for securitization and sale to third parties. Prior to January 1, 2010, in addition to multifamily loans purchased for securitization, we also had investments in single-family mortgage loans held-for-sale related to mortgages purchased through cash window transactions. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for further information.

41	Freddie Mac

Table 25 provides detail regarding our mortgage loans on our consolidated balance sheets, including: (a) mortgage loans underlying consolidated single-family PCs and certain Structured Transactions (regardless of whether such securities are held by us or third parties); and (b) unsecuritized single-family and multifamily mortgage loans.

Table 25 — Characteristics of Mortgage Loans on Our Consolidated Balance Sheets

	March 31, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)

Mortgage loans held by consolidated trusts:
Single-family:(1)
Conventional:
Amortizing	$1,563,797	$63,716	$1,627,513	$—	$—	$—
Interest-only	25,531	92,348	117,879	—	—	—

Total conventional	1,589,328	156,064	1,745,392
USDA Rural Development/FHA/VA	2,895	3	2,898	—	—	—
Structured Transactions	9,199	8,905	18,104	—	—	—

Total unpaid principal balance of single-family mortgage loans held by consolidated trusts	$1,601,422	$164,972	1,766,394	—	—	—

Premiums, discounts, deferred fees and other basis adjustments			1,129	—	—	—
Allowance for loan losses on mortgage loans held-for-investment by consolidated trusts(2)			(21,758)	—	—	—

Total carrying value of mortgage loans held by consolidated trusts			$1,745,765	$—	$—	$—

Unsecuritized mortgage loans:
Single-family:(1)
Conventional:
Amortizing	$95,591	$1,300	$96,891	$49,033	$1,250	$50,283
Interest-only	4,564	464	5,028	425	1,060	1,485

Total conventional	100,155	1,764	101,919	49,458	2,310	51,768
USDA Rural Development/FHA/VA	1,727	—	1,727	3,110	—	3,110

Total single-family	101,882	1,764	103,646	52,568	2,310	54,878
Multifamily(3)	70,667	12,341	83,008	71,939	11,999	83,938

Total unpaid principal balance of unsecuritized mortgage loans	$172,549	$14,105	186,654	$124,507	$14,309	138,816

Premiums, discounts, deferred fees and other basis adjustments			(8,914)			(9,317)
Lower-of-cost-or-fair-value adjustments on loans held-for-sale			(49)			(188)
Allowance for loan losses on unsecuritized mortgage loans held-for-investment(2)			(14,872)			(1,441)

Total carrying value of unsecuritized mortgage loans			$162,819			$127,870

(1)	Based on the unpaid principal balance. Variable-rate single-family mortgage loans include those with a contractual coupon rate that is scheduled to change prior to the contractual maturity date. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	See “NOTE 5: MORTGAGE LOANS” to our consolidated financial statements for information about our allowance for loan losses on mortgage loans held-for-investment.
(3)	Based on the unpaid principal balance, excluding mortgage loans traded but not yet settled. Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.

The unpaid principal balance of unsecuritized single-family mortgage loans increased by $48.7 billion, from $54.9 billion at December 31, 2009 to $103.6 billion at March 31, 2010, primarily due to increased purchases of delinquent and modified loans from the mortgage pools underlying our PCs discussed below. The unpaid principal balance of multifamily mortgage loans decreased from $83.9 billion at December 31, 2009 to $83.0 billion at March 31, 2010, primarily due to our limited purchases as well as our sale of $1.8 billion in loans during the first quarter, which included $1.6 billion through the sale of Structured Transactions. We expect to continue to make investments in multifamily loans in 2010, though our purchases may not exceed liquidations and securitizations.

As securities administrator, we are required to purchase a mortgage loan out of consolidated trusts under certain circumstances at the direction of a court of competent jurisdiction or a U.S. government agency. Additionally, we are required to repurchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. During the three months ended March 31, 2010 and 2009, we purchased $457 million and $434 million, respectively, of convertible ARMs and balloon/reset loans out of PC pools.

As guarantor, we also have the right to purchase mortgages that back our PCs from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages or assets is known as our repurchase option, and we also exercise this option when we modify a mortgage. When we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans

42	Freddie Mac

held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We continue to purchase loans under financial guarantees related to our long-term standby agreements.

On February 10, 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. The decision to effect these purchases was made based on a determination that the cost of guarantee, or debt payments to the security holders will exceed the cost of holding non-performing loans on our consolidated balance sheets. Due to our January 1, 2010 adoption of amendments to the accounting standards for transfers of financial assets and the consolidation of VIEs, the recognized cost of purchasing most delinquent loans from PC trusts will be less than the recognized cost of continued guarantee payments to security holders. We purchased $56.6 billion in unpaid principal balance of loans from PC trusts during the first quarter of 2010.

See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” and “Table 47 — Credit Performance of Certain Higher Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about single-family mortgage loans in our single-family credit guarantee portfolio that we believe have higher risk characteristics.

The tables below present the number and unpaid principal balances of loans 90-119 days delinquent and 120 days or more delinquent, respectively, that underlie our consolidated trusts as of March 31, 2010. Loans presented in the table that are 120 days or more delinquent at March 31, 2010 are those for which our purchase of the loans and extinguishment of the PC debt will settle at the next scheduled PC debt payment date (45 or 75 day delay, as appropriate).

43	Freddie Mac

Table 26 — 90-119 Day Delinquency Rates — Loans in PC Trusts, By Loan Origination Year — UPB $ in millions(1)

	As of March 31, 2010
	4.0% PC Coupon(2)			4.5% PC Coupon			5.0% PC Coupon			5.5% PC Coupon			6.0% PC Coupon			6.5% PC Coupon			7.0% PC Coupon and over			Total
	UPB for	90-119 Day	Number of	UPB for	90-119 Day	Number of	UPB for	90-119 Day	Number of	UPB for	90-119 Day	Number of	UPB for	90-119 Day	Number of	UPB for	90-119 Day	Number of	UPB for	90-119 Day	Number of	UPB for	90-119 Day	Number of
	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent
	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)

Fixed-rate

30 year maturity —
Loan origination year:
2009	$6	0.01%	25	$48	0.02%	197	$33	0.04%	156	$13	0.13%	59	$5	0.26%	22	$ < 1	0.00%	0	$ < 1	0.00%	0	$105	0.03%	459
2008	< 1	0.03%	2	12	0.10%	41	198	0.33%	758	387	0.55%	1,602	304	0.80%	1,426	107	1.14%	551	34	1.54%	193	1,042	0.56%	4,573
2007	< 1	0.00%	0	7	0.47%	26	133	0.71%	543	571	0.82%	2,531	874	1.13%	4,461	369	1.58%	2,219	73	2.28%	520	2,027	1.09%	10,300
2006	< 1	0.00%	0	2	0.26%	9	63	0.61%	273	355	0.79%	1,585	650	0.94%	3,319	210	1.19%	1,269	23	1.34%	160	1,303	0.92%	6,615
2005	< 1	0.00%	0	38	0.29%	173	354	0.50%	1,757	420	0.66%	2,320	159	0.95%	987	22	1.39%	151	2	1.04%	12	995	0.61%	5,400
2004 and Prior	1	0.25%	7	29	0.16%	158	239	0.24%	1,484	386	0.35%	2,683	175	0.43%	1,464	93	0.43%	971	75	0.50%	1,082	998	0.35%	7,849
15 year maturity —
Loan origination year:
2009	3	0.01%	15	2	0.01%	12	< 1	0.03%	2	< 1	0.19%	1	< 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	5	0.01%	30
2008	< 1	0.03%	1	8	0.11%	46	12	0.15%	80	5	0.20%	44	2	0.35%	24	< 1	0.24%	1	< 1	0.00%	0	27	0.15%	196
2007	< 1	0.49%	1	2	0.15%	8	7	0.20%	46	14	0.30%	102	9	0.45%	80	1	0.80%	14	< 1	0.62%	1	33	0.31%	252
2006	< 1	0.00%	0	1	0.21%	5	6	0.28%	38	13	0.26%	99	12	0.39%	103	1	0.39%	11	< 1	0.00%	0	33	0.31%	256
2005	1	0.12%	11	9	0.15%	69	19	0.21%	183	9	0.25%	83	2	0.59%	16	< 1	0.69%	1	< 1	0.00%	0	40	0.20%	363
2004 and Prior	13	0.06%	134	46	0.08%	515	46	0.11%	589	17	0.13%	245	9	0.14%	198	4	0.17%	104	2	0.23%	87	137	0.10%	1,872
Initial Interest —
Loan origination year:
2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	< 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	< 1	0.00%	0
2008	N/A	N/A	N/A	< 1	0.00%	0	1	0.30%	2	13	1.06%	40	15	1.63%	53	3	1.54%	11	< 1	2.38%	1	32	1.26%	107
2007	< 1	0.00%	0	< 1	0.00%	0	4	0.97%	14	93	1.72%	314	207	1.85%	741	50	2.26%	192	7	4.46%	31	361	1.87%	1,292
2006	N/A	N/A	N/A	< 1	4.55%	1	1	0.98%	3	22	1.74%	77	45	1.75%	173	13	2.11%	58	2	3.36%	12	83	1.83%	324
2005	N/A	N/A	N/A	< 1	0.00%	0	< 1	0.00%	0	7	1.43%	28	9	1.71%	38	1	1.52%	4	< 1	6.90%	2	17	1.50%	72
2004 and Prior	N/A	N/A	N/A	< 1	0.00%	0	< 1	0.00%	0	1	3.13%	4	< 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	1	2.08%	4

Combined	$24	0.03%	196	$204	0.06%	1,260	$1,116	0.24%	5,928	$2,326	0.51%	11,817	$2,477	0.81%	13,105	$874	0.91%	5,557	$218	0.69%	2,101	$7,239	0.39%	39,964

Adjustable-rate (ARM)(5)

Fully amortizing —
Loan origination year:
2009	$ < 1	0.06%	1	$ < 1	0.00%	0	$ < 1	0.00%	0	$ < 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$ < 1	0.04%	1
2008	< 1	0.00%	0	7	0.54%	24	14	0.59%	48	2	0.37%	9	$ < 1	2.35%	2	$ < 1	0.00%	0	$ < 1	0.00%	0	23	0.55%	83
2007	< 1	0.00%	0	< 1	0.54%	1	2	0.92%	8	17	1.53%	77	28	2.01%	128	7	3.45%	33	1	2.41%	4	55	1.86%	251
2006	< 1	1.01%	1	< 1	0.00%	0	4	1.14%	19	37	1.12%	167	31	1.33%	139	11	2.47%	55	1	2.94%	7	84	1.31%	388
2005	4	0.93%	17	13	0.53%	66	35	0.57%	172	20	1.27%	99	5	3.67%	28	< 1	0.00%	0	< 1	0.00%	0	77	0.72%	382
2004 and Prior	3	0.40%	19	13	0.32%	83	10	0.28%	53	1	0.25%	8	< 1	0.50%	7	< 1	0.33%	2	< 1	0.00%	0	27	0.31%	172
Initial Interest:
Loan origination year:
2009	< 1	0.00%	0	< 1	0.00%	0	< 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	< 1	0.00%	0
2008	< 1	0.00%	0	9	0.60%	26	52	0.89%	172	19	0.77%	59	< 1	2.50%	2	< 1	0.00%	0	< 1	0.00%	0	80	0.83%	259
2007	1	5.66%	6	2	2.49%	10	20	2.53%	75	263	2.09%	911	244	2.49%	879	19	3.55%	69	5	5.47%	21	554	2.33%	1,971
2006	3	2.23%	9	1	1.67%	5	21	1.90%	72	171	1.77%	607	291	2.28%	1,097	74	3.74%	315	13	4.47%	66	574	2.25%	2,171
2005	9	1.15%	37	27	1.18%	107	89	1.24%	358	65	1.83%	274	22	2.93%	107	2	6.29%	11	1	2.17%	3	215	1.49%	897
2004 and Prior	3	1.10%	13	< 1	0.60%	2	2	1.32%	8	< 1	0.49%	1	< 1	0.00%	0	< 1	0.00%	0	N/A	N/A	N/A	5	1.02%	24

Combined	$23	0.74%	103	$72	0.54%	324	$249	0.85%	985	$595	1.65%	2,212	$621	2.25%	2,389	$113	3.37%	485	$21	3.65%	101	$1,694	1.48%	6,599

(1)	Table does not include loans underlying Fixed-rate 20, Fixed-rate 40 and Balloon PCs, as well as certain conforming Jumbo loans underlying non-TBA PCs. As of March 31, 2010, the outstanding unpaid principal balance (UPB) of mortgage loans in these categories that were 90-119 days delinquent was $197 million. An N/A indicates there were no PCs issued in the specified PC category or loan origination year.
(2)	Loans in PCs with coupons less than 4.0% have been excluded. As of March 31, 2010, the outstanding UPB of mortgage loans that were 90-119 days delinquent for this category was $165 million.
(3)	Based on the number of mortgage loans 90-119 days delinquent. The delinquency rate is calculated as the number of delinquent loans divided by the total number of loans in the relevant PC category.
(4)	Represents loan-level UPB. The loan-level UPB may vary from the Fixed-rate PC UPB primarily due to guaranteed principal payments made by Freddie Mac on the PCs. In the case of Fixed-rate Initial Interest PCs, if they have not begun to amortize, there is no variance.
(5)	ARM PC coupons are rounded to the nearest whole or half-percent-coupon. For example, the 5.0% PC Coupon category includes ARM PCs with coupons between 4.75% and 5.24%

44	Freddie Mac

Table 27 — 120 Days or More Delinquency Rates — Loans in PC Trusts, By Loan Origination Year — UPB $ in millions(1)

	As of March 31, 2010
	4.0% PC Coupon(2)			4.5% PC Coupon			5.0% PC Coupon			5.5% PC Coupon			6.0% PC Coupon			6.5% PC Coupon			7.0% PC Coupon and over			Total
	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of	UPB for	120+ Day	Number of
	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent	Delinquent	Delinquency	Delinquent
	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)	Loans(3),(4)	Rate(3)	Loans(3)

Fixed-rate

30 year maturity —
Loan origination year:
2009	$4	0.01%	16	$33	0.01%	138	$23	0.02%	100	$5	0.06%	26	$2	0.13%	11	$ < 1	0.00%	0	$ < 1	0.00%	0	$67	0.02%	291
2008	< 1	0.03%	2	11	0.09%	38	129	0.22%	498	252	0.36%	1,047	190	0.51%	905	70	0.76%	370	26	1.13%	142	678	0.37%	3,002
2007	< 1	0.00%	0	3	0.27%	15	71	0.38%	286	375	0.54%	1,653	571	0.74%	2,928	251	1.06%	1,493	51	1.60%	365	1,322	0.71%	6,740
2006	< 1	1.10%	1	2	0.20%	7	45	0.43%	190	236	0.53%	1,069	412	0.61%	2,138	141	0.81%	864	17	0.98%	117	853	0.61%	4,386
2005	1	0.60%	4	26	0.20%	115	232	0.33%	1,160	280	0.44%	1,542	102	0.58%	602	11	0.77%	84	1	0.96%	11	653	0.40%	3,518
2004 and Prior	< 1	0.04%	1	16	0.10%	95	159	0.15%	944	243	0.22%	1,638	98	0.25%	846	54	0.25%	564	38	0.25%	542	608	0.20%	4,630
15 year maturity —
Loan origination year:
2009	< 1	0.00%	3	1	0.01%	7	< 1	0.01%	1	< 1	0.00%	0	< 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	1	0.00%	11
2008	< 1	0.00%	0	4	0.06%	24	8	0.09%	47	4	0.12%	26	2	0.23%	16	< 1	0.71%	3	< 1	0.00%	0	18	0.09%	116
2007	< 1	0.00%	0	1	0.10%	5	4	0.12%	27	10	0.19%	65	5	0.25%	44	1	0.23%	4	< 1	1.24%	2	21	0.18%	147
2006	< 1	0.00%	0	< 1	0.08%	2	3	0.18%	24	9	0.17%	67	8	0.26%	68	< 1	0.21%	6	< 1	0.00%	0	20	0.20%	167
2005	1	0.05%	5	4	0.08%	35	10	0.11%	94	7	0.21%	68	1	0.44%	12	< 1	0.00%	0	< 1	0.00%	0	23	0.12%	214
2004 and Prior	9	0.04%	82	28	0.05%	293	28	0.06%	339	10	0.08%	150	6	0.08%	109	2	0.09%	51	2	0.15%	56	85	0.06%	1,080
Initial Interest —
Loan origination year:
2009	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	< 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	< 1	0.00%	0
2008	N/A	N/A	N/A	< 1	0.00%	0	< 1	0.15%	1	7	0.63%	24	12	1.32%	43	3	1.54%	11	1	7.14%	3	23	0.96%	82
2007	< 1	0.00%	0	< 1	0.00%	0	4	1.04%	15	52	1.01%	185	156	1.47%	591	41	1.92%	163	4	2.88%	20	257	1.41%	974
2006	N/A	N/A	N/A	< 1	0.00%	0	< 1	0.33%	1	14	1.11%	49	33	1.37%	135	11	1.86%	51	3	4.20%	15	61	1.41%	251
2005	N/A	N/A	N/A	< 1	0.00%	0	1	0.92%	3	4	0.97%	19	7	1.58%	35	1	1.14%	3	< 1	3.45%	1	13	1.27%	61
2004 and Prior	N/A	N/A	N/A	< 1	0.00%	0	< 1	0.00%	0	< 1	1.56%	2	< 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	< 1	1.04%	2

Combined	$15	0.02%	114	$129	0.04%	774	$717	0.15%	3,730	$1,508	0.33%	7,630	$1,605	0.52%	8,483	$586	0.60%	3,667	$143	0.42%	1,274	$4,703	0.25%	25,672

Adjustable-rate (ARM)(5)

Fully amortizing —
Loan origination year:
2009	$ < 1	0.00%	0	$ < 1	0.11%	1	$ < 1	2.00%	1	$ < 1	0.00%	0	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$ < 1	0.08%	2
2008	< 1	0.00%	0	5	0.40%	18	8	0.38%	31	4	0.66%	16	$ < 1	0.00%	0	$ < 1	0.00%	0	$ < 1	0.00%	0	17	0.43%	65
2007	< 1	0.00%	0	< 1	0.54%	1	1	0.80%	7	11	0.97%	49	25	1.79%	114	5	2.51%	24	1	1.81%	3	43	1.45%	198
2006	1	2.02%	2	< 1	0.00%	0	1	0.24%	4	30	0.94%	141	24	1.06%	111	8	2.11%	47	1	2.52%	6	65	1.04%	311
2005	1	0.22%	4	11	0.46%	57	30	0.50%	150	12	0.69%	54	3	1.97%	15	< 1	0.00%	0	< 1	0.00%	0	57	0.53%	280
2004 and Prior	2	0.38%	18	11	0.26%	67	7	0.22%	43	< 1	0.16%	5	< 1	0.29%	4	< 1	0.00%	0	< 1	0.28%	1	20	0.25%	138
Initial Interest:
Loan origination year:
2009	< 1	0.00%	0	< 1	0.00%	0	< 1	0.56%	1	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	< 1	0.07%	1
2008	< 1	0.00%	0	6	0.46%	20	37	0.62%	119	14	0.65%	50	< 1	1.25%	1	< 1	0.00%	0	< 1	0.00%	0	57	0.61%	190
2007	< 1	0.00%	0	2	1.74%	7	10	1.35%	40	193	1.54%	674	197	2.01%	709	11	2.63%	51	5	4.95%	19	418	1.77%	1,500
2006	2	1.73%	7	1	1.00%	3	13	1.21%	46	115	1.24%	424	199	1.55%	747	60	3.02%	254	10	3.32%	49	400	1.58%	1,530
2005	6	0.84%	27	18	0.80%	73	69	0.98%	282	49	1.34%	200	17	2.05%	75	1	2.86%	5	1	3.62%	5	161	1.11%	667
2004 and Prior	2	0.59%	7	< 1	0.60%	2	< 1	0.16%	1	< 1	0.00%	0	< 1	0.00%	0	< 1	42.86%	3	N/A	N/A	N/A	2	0.55%	13

Combined	$14	0.47%	65	$54	0.42%	249	$176	0.63%	725	$428	1.20%	1,613	$465	1.67%	1,776	$85	2.67%	384	$18	3.00%	83	$1,240	1.10%	4,895

(1)	Table does not include loans underlying Fixed-rate 20, Fixed-rate 40 and Balloon PCs, as well as certain conforming Jumbo loans underlying non-TBA PCs. As of March 31, 2010, the outstanding unpaid principal balance (UPB) of mortgage loans in these categories that were 120 days or more delinquent was $130 million. An N/A indicates there were no PCs issued in the specified PC category or loan origination year.
(2)	Loans in PCs with coupons less than 4.0% have been excluded. As of March 31, 2010, the outstanding UPB of mortgage loans that were 120 days or more delinquent for this category was $1.3 billion.
(3)	Based on the number of mortgage loans 120 or more days delinquent. The delinquency rate is calculated as the number of delinquent loans divided by the total number of loans in the relevant PC category.
(4)	Represents loan-level UPB. The loan-level UPB may vary from the Fixed-rate PC UPB primarily due to guaranteed principal payments made by Freddie Mac on the PCs. In the case of Fixed-rate Initial Interest PCs, if they have not begun to amortize, there is no variance.
(5)	ARM PC coupons are rounded to the nearest whole or half-percent-coupon. For example, the 5.0% PC Coupon category includes ARM PCs with coupons between 4.75% and 5.24%

45	Freddie Mac

Prior to January 1, 2010, and currently, for our remaining guarantees to non-consolidated VIEs and other mortgage-related financial guarantees, we record loans that we purchase in connection with our performance guarantees at fair value and record losses on loans purchased on our consolidated statements of operations in order to reduce our net investment in acquired loans to their fair value.

Our net investment in loans with deterioration in credit purchased under financial guarantees was $9.3 billion and $10.1 billion at March 31, 2010 and December 31, 2009, respectively, on an unpaid principal balance of $17.9 billion and $19.0 billion, respectively. During the first quarters of 2010 and 2009, we purchased approximately $85 million and $4.9 billion, respectively, in unpaid principal balances of these loans with a fair value at acquisition of $51 million and $2.0 billion, respectively. The decline in our purchases in the first quarter of 2010, as compared to the first quarter of 2009 was due to the adoption of changes in accounting for consolidation of VIEs at January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for further information on the impact of these changes. The decline in the balance of these loans during the first quarter of 2010 was due to $820 million in unpaid principal balances of loans that were modified as a troubled debt restructuring or resolved in a foreclosure transfer and approximately $349 million of principal repayments. See “NOTE 5: MORTGAGE LOANS” to our consolidated financial statements for further information.

Table 28 summarizes our new mortgage loan activity for the first quarters of 2010 and 2009. Activity for the three months ended March 31, 2010 consists of mortgage loans on our consolidated balance sheets, including: (a) mortgage loans underlying consolidated single-family PCs and certain Structured Transactions (regardless of whether such securities are held by us or third parties); (b) unsecuritized single-family and multifamily mortgage loans; and (c) mortgage loans underlying our mortgage-related financial guarantees which are not consolidated on our balance sheets. Activity for the three months ended March 31, 2009 consists of: (a) mortgage loans underlying our mortgage-related financial guarantees, including those underlying our PCs and Structured Securities (regardless of whether such

46	Freddie Mac

securities are held by us or third parties) which were not consolidated on our balance sheets prior to January 1, 2010; and (b) unsecuritized single-family and multifamily mortgage loans on our consolidated balance sheets.

Table 28 — Mortgage Loan Activity(1)

	Three Months Ended March 31,
	2010		2009
	UPB	% of	UPB	% of
	Amount	Total	Amount	Total
	(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
Conventional:
40-year amortizing fixed-rate	$1	< 1%	$51	< 1%
30-year amortizing fixed-rate	65,613	72	97,144	83
20-year amortizing fixed-rate	3,358	4	3,256	3
15-year amortizing fixed-rate	15,114	17	11,382	10
ARMs/adjustable-rate(2)	1,858	2	183	< 1
Interest-only(3)	321	< 1	220	< 1
Balloon/resets(4)	—	—	—	—
Conforming jumbo	—	—	91	< 1
HFA bonds	2,469	3	—	—
FHA/VA(5)	187	< 1	218	< 1
USDA Rural Development and other federally guaranteed loans	127	< 1	69	< 1

Total single-family	89,048	98	112,614	97

Multifamily:
Conventional and other	1,541	2	3,824	3
HFA bonds	572	< 1	—	—

Total multifamily	2,113	2	3,824	3

Total mortgage loan purchases and guarantee issuances(6)	$91,161	100%	$116,438	100%

Mortgage purchases and guarantee issuances with credit enhancements	13%		8%
Mortgage liquidations(7)	$83,088		$100,258
Mortgage liquidations rate (annualized)(7)	17%		21%

(1)	Based on unpaid principal balances. Excludes mortgage loans traded but not yet settled. Excludes net additions of delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the first quarter of 2009 or 2010.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Represents mortgages whose terms require lump sum principal payments on contractually determined future dates unless the borrower qualifies for and elects an extension of the maturity date at an adjusted interest-rate.
(5)	Excludes FHA/VA loans that back Structured Transactions.
(6)	Includes issuances of unsecuritized mortgage-related financial guarantees on single-family loans of $2.8 billion and $0 million, and issuances of unsecuritized mortgage-related financial guarantees on multifamily loans of $639 million and $52 million during the three months ended March 31, 2010 and 2009, respectively.
(7)	Excludes liquidations of non-Freddie Mac mortgage-related securities and loans related to our February 10, 2010 announcement that we would begin purchasing substantially all 120 days or more delinquent mortgages from our related fixed-rate and ARM PCs.

Derivative Assets and Liabilities, Net

At March 31, 2010, the net fair value of our total derivative portfolio was $(0.8) billion, as compared to $(0.4) billion at December 31, 2009. The decrease in the net fair value of our total derivative portfolio was primarily due to the decline in swap interest rates, which negatively impacted the fair value of our net pay-fixed interest-rate swap portfolio position. The fair value of our purchased put swaptions also decreased during the first quarter of 2010 as a result of a decrease in implied volatility and forward swap interest rates. See “NOTE 11: DERIVATIVES” to our consolidated financial statements for additional information regarding our derivatives, including the notional or contractual amounts and related fair values of our total derivative portfolio by product type at March 31, 2010 and December 31, 2009. Also see “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses) and Gains (Losses) on Debt Recorded at Fair Value” for a description of gains (losses) on our derivative positions.

47	Freddie Mac

Table 29 shows the fair value for each derivative type and the maturity profile of our derivative positions. A positive fair value in Table 29 for each derivative type is the estimated amount, prior to netting by counterparty, which we would be entitled to receive if we terminated the derivatives of that type. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, which we would owe if we terminated the derivatives of that type. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Table 41 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 29 also provides the weighted average fixed rate of our pay-fixed and receive-fixed interest-rate swaps.

Table 29 — Derivative Fair Values and Maturities

	March 31, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$226,898	$(158)	$431	$464	$819	$(1,872)
Weighted average fixed rate(4)			3.23%	1.64%	3.00%	3.92%
Forward-starting swaps(5)	29,042	567	—	255	193	119
Weighted average fixed rate(4)			—	3.46%	4.48%	4.42%

Total receive-fixed	255,940	409	431	719	1,012	(1,753)

Basis (floating to floating)	54,070	(24)	(21)	—	(1)	(2)
Pay-fixed:
Swaps	321,837	(14,645)	(175)	(1,607)	(3,704)	(9,159)
Weighted average fixed rate(4)			4.23%	2.45%	3.93%	4.36%
Forward-starting swaps(5)	60,308	(2,804)	—	—	—	(2,804)
Weighted average fixed rate(4)			—	—	—	4.96%

Total pay-fixed	382,145	(17,449)	(175)	(1,607)	(3,704)	(11,963)

Total interest-rate swaps	692,155	(17,064)	235	(888)	(2,693)	(13,718)

Option-based:
Call swaptions
Purchased	151,695	7,562	2,140	2,361	1,081	1,980
Written	11,725	(82)	(45)	(8)	(11)	(18)
Put swaptions
Purchased	91,875	1,787	249	507	322	709
Written	1,500	(25)	(25)	—	—	—
Other option-based derivatives(6)	64,672	1,518	(14)	—	(2)	1,534

Total option-based	321,467	10,760	2,305	2,860	1,390	4,205

Futures	142,499	(107)	(91)	(16)	—	—
Foreign-currency swaps	5,278	1,286	1,088	131	67	—
Commitments(7)	13,642	21	21	—	—	—
Swap guarantee derivatives	3,514	(35)	—	—	(1)	(34)

Subtotal	1,178,555	(5,139)	$3,558	$2,087	$(1,237)	$(9,547)

Credit derivatives	13,829	13

Subtotal	1,192,384	(5,126)
Derivative interest receivable (payable), net		(1,454)
Trade/settle receivable (payable), net		3
Derivative cash collateral (held) posted, net		5,746

Total	$1,192,384	$(831)

(1)	Fair value is categorized based on the period from March 31, 2010 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(6)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options, including written call options on agency mortgage-related securities.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

48	Freddie Mac

Table 30 summarizes the changes in derivative fair values.

Table 30 — Changes in Derivative Fair Values

	Three Months Ended
	March 31,(1)
	2010	2009
	(in millions)

Beginning balance — net asset (liability)	$(2,267)	$(3,827)
Net change in:
Commitments(2)	10	(550)
Credit derivatives	(2)	2
Swap guarantee derivatives	(1)	(32)
Other derivatives:(3)
Changes in fair value	(3,302)	1,361
Fair value of new contracts entered into during the period(4)	56	(381)
Contracts realized or otherwise settled during the period	380	(310)

Ending balance — net asset (liability)	$(5,126)	$(3,737)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net and derivative cash collateral (held) posted, net. Refer to “Table 29 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of March 31, 2010. Fair value excludes derivative interest payable, net of $0.6 billion, trade/settle receivable, net of $1 million and derivative cash collateral posted, net of $2.5 billion at January 1, 2010. Fair value excludes derivative interest payable, net of $0.6 billion, trade/settle receivable, net of $0.2 billion and derivative cash collateral posted, net of $3.3 billion at March 31, 2009. Fair value excludes derivative interest receivable, net of $1.1 billion, trade/settle receivable or (payable), net of $0 million and derivative cash collateral posted, net of $1.5 billion at January 1, 2009.
(2)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps and interest-rate caps and floors.
(4)	Consists primarily of cash premiums paid or received on options.

Table 31 provides information on our outstanding written and purchased swaption and option premiums at March 31, 2010 and December 31, 2009, based on the original premium receipts or payments.

Table 31 — Outstanding Written and Purchased Swaption and Option Premiums

	Original Premium	Original Weighted
	Amount (Paid)	Average Life to	Remaining Weighted
	Received	Expiration	Average Life
	(dollars in millions)

Purchased:(1)
At March 31, 2010	$(7,800)	7.0 years	5.1 years
At December 31, 2009	$(8,399)	6.5 years	4.9 years
Written:(2)
At March 31, 2010	$202	2.1 years	1.9 years
At December 31, 2009	$41	6.5 years	6.2 years

(1)	Purchased options exclude callable swaps.
(2) Excludes written options on guarantees of stated final maturity of Structured Securities.

Real Estate Owned, Net

We acquire residential properties as a result of borrower defaults on mortgage loans that we own or for which we have issued our financial guarantees. The balance of our REO, net increased to $5.5 billion at March 31, 2010 from $4.7 billion at December 31, 2009. Our temporary suspension of foreclosure transfers of occupied homes during portions of 2009 caused a buildup of non-performing loans in our single-family credit guarantee portfolio. Consequently, we experienced a higher volume of foreclosure activity during the first quarter of 2010 than in the first quarter of 2009, because many of these non-performing loans began to transition to REO. The most significant amount of REO acquisitions in the first quarter of 2010 were of properties in the states of California, Florida, Arizona, Michigan, Illinois and Georgia. We expect our REO inventory to continue to grow in 2010, as we expect our REO acquisitions to outpace our REO dispositions. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Non-Performing Assets” for additional information.

Deferred Tax Assets, Net

Subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the first quarter of 2010. We increased our valuation allowance by $5.6 billion in the first three months of 2010. This amount consisted of $2.5 billion attributable to temporary differences as well as tax net operating loss and tax credit carryforwards generated during the quarter and $3.1 billion attributable to the

49	Freddie Mac

adoption of new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for additional information regarding these changes and a related change to the amortization method for certain related deferred items. Our total valuation allowance as of March 31, 2010 was $30.7 billion. As of March 31, 2010, after consideration of the valuation allowance, we had a net deferred tax asset of $10.0 billion representing the tax effect of unrealized losses on our available-for-sale securities. Management believes the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the net deferred tax assets may change in future periods, particularly if the mortgage and housing markets continue to decline. For additional information, see “NOTE 13: INCOME TAXES — Deferred Tax Assets, Net” to our consolidated financial statements.

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other mortgage-related financial guarantees, account and other receivables, and other miscellaneous assets. Upon consolidation of our single-family PC trusts and certain Structured Transactions, our guarantee asset does not have a material impact on our results and is, therefore, included in other assets on our consolidated balance sheets. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” to our consolidated financial statements for additional information. The decrease in our guarantee asset during the first quarter of 2010 is primarily due to the fact that we no longer recognize a guarantee asset on PCs and certain Structured Transactions that are issued by consolidated securitization trusts. Prior to 2008, we invested as a limited partner in LIHTC partnerships formed for the purpose of providing equity funding for affordable multifamily rental properties. We wrote down the carrying value of our LIHTC investments to zero in 2009, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party. See “NOTE 5: VARIABLE INTEREST ENTITIES” in our 2009 Annual Report for additional details.

Total Debt, Net

Commencing January 1, 2010, we consolidated our single-family PC trusts and certain Structured Transactions in our financial statements. Consequently, PCs and Structured Transactions issued by the consolidated trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (i.e., single-family PC trusts and certain Structured Transactions). The debt securities of our consolidated trusts are prepayable without penalty at any time.

Other debt includes unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. See “LIQUIDITY AND CAPITAL RESOURCES” for a discussion of our management activities related to other debt.

Table 32 presents the unpaid principal balance for our issued PCs and Structured Securities based on the underlying mortgage product type. Balances as of December 31, 2009 are based on mortgage loans underlying our mortgage-related financial guarantees, including those underlying our PCs and Structured Securities (regardless of

50	Freddie Mac

whether such securities are held by us or third parties) which were not consolidated on our balance sheets prior to January 1, 2010.

Table 32 — PCs and Structured Securities(1)

	March 31, 2010(2)			December 31, 2009(2)
	Issued by	Issued by
	Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Total
	(in millions)

Single-family:
Conventional:
40-year amortizing fixed-rate	$1,153	$—	$1,153	$1,538
30-year amortizing fixed-rate	1,280,634	—	1,280,634	1,315,781
20-year amortizing fixed-rate	56,559	—	56,559	57,705
15-year amortizing fixed-rate	238,601	—	238,601	241,714
ARMs/adjustable-rate	57,130	—	57,130	61,548
Option ARMs(3)	1,406	—	1,406	1,388
Interest-only(4)	103,446	—	103,446	130,867
Balloon/resets	4,092	—	4,092	5,266
Conforming jumbo	1,354	—	1,354	1,629
FHA/VA	2,168	—	2,168	1,178
USDA Rural Development and other federally guaranteed loans	744	—	744	165

Total single-family	1,747,287	—	1,747,287	1,818,779

Multifamily:
Multifamily — conventional	—	5,042	5,042	5,085

Total single-family and multifamily — conventional	1,747,287	5,042	1,752,329	1,823,864

Structured Securities backed by non-Freddie Mac mortgage-related securities:
HFA bonds:
Single-family	—	6,216	6,216	3,113
Multifamily	—	1,409	1,409	391

Total HFA bonds	—	7,625	7,625	3,504
Other Structured Securities(5)	18,352	8,713	27,065	26,496
Ginnie Mae Certificates(6)	—	920	920	949

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	18,352	17,258	35,610	30,949

Total PCs and Structured Securities	1,765,639	$22,300	$1,787,939	$1,854,813

Less: Repurchased PCs and Structured Transactions(7)	(222,577)

Total unpaid principal balance of debt securities of consolidated trusts held by third parties	$1,543,062

(1)	Based on unpaid principal balance of the securities and excludes mortgage-related debt traded, but not yet settled.
(2)	Excludes long-term standby commitments and other financial guarantees for mortgage assets held by third parties that require that we purchase loans from lenders when these loans meet certain delinquency criteria. Prior year amounts have been revised to conform to the current presentation.
(3)	Excludes option ARM mortgage loans that back our Structured Securities. See endnote (5) for additional information.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Represents Structured Securities backed by non-agency securities that include prime, FHA/VA and subprime mortgage loans. Includes $9.4 billion and $9.6 billion of securities backed by option ARM mortgage loans at March 31, 2010 and December 31, 2009, respectively.
(6)	Ginnie Mae Certificates that underlie Structured Securities are backed by FHA/VA loans.
(7)	Represents the unpaid principal balances of repurchased PCs and certain Structured Transactions that are consolidated on our balance sheets and includes certain remittance amounts associated with our trust administration that are payable to third-party PC holders as of March 31, 2010. Our holdings of non-consolidated PCs and Structured Securities are presented in “Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

51	Freddie Mac

Table 33 presents issuances and extinguishments of the debt securities of our consolidated trusts during the three months ended March 31, 2010. Debt securities of consolidated trusts held by third parties represents the unpaid principal balance of PCs and certain Structured Transactions held by third parties issued by our consolidated trusts.

Table 33 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

Three Months Ended
March 31, 2010
(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties(2)	$1,564,093
Issuances of debt securities of consolidated trusts based on underlying mortgage product type:
Single-family:
Conventional:
30-year amortizing fixed-rate	67,834
20-year amortizing fixed-rate	2,873
15-year amortizing fixed-rate	13,207
ARMs/Variable Rate	1,770
Interest Only	284
USDA FHA/VA	1,074
Rural Development and other federally guaranteed loans	590

Total issuances of debt securities of consolidated trusts	87,632
Extinguishments, net(3)	(108,663)

Ending balance of debt securities of consolidated trusts held by third parties	$1,543,062

(1)	Based on unpaid principal balance of debt securities of consolidated trusts.
(2)	Represents unpaid principal balance of debt securities of consolidated trusts held by third parties upon adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010.
(3)	Represents: (a) net unpaid principal balances of purchases and sales of PCs and certain Structured Securities issued by our consolidated trusts; (b) principal repayments related to PCs and Structured Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust administration that are payable to third-party PC holders as of March 31, 2010.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts, other mortgage-related financial guarantees, servicer advanced interest payable, and other miscellaneous liabilities. Upon consolidation of our single-family PC trusts and certain Structured Transactions, the guarantee obligation and related reserve for guarantee losses do not have a material effect on our results and are, therefore, included in other liabilities on our consolidated balance sheets. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” to our consolidated financial statements for additional information. As of March 31, 2010 and December 31, 2009, our guarantee obligation within other liabilities on our consolidated balance sheets was $656 million and $12.5 billion, respectively. The decrease in our guarantee obligation during the first quarter of 2010 was primarily due to the fact that we no longer recognize a guarantee obligation on PCs and Structured Securities that are issued by consolidated securitization trusts. Our reserve for guarantee losses decreased by $32.2 billion during the first quarter of 2010 to $181 million as of March 31, 2010, primarily as a result of the consolidation of our single-family PC trusts and certain Structured Transactions, as noted above. Upon consolidation, reserves for credit losses related to mortgage loans held in consolidated securitization trusts are included in our allowance for loan losses.

Total Equity (Deficit)

Total equity (deficit) decreased from $4.4 billion at December 31, 2009 to $(10.5) billion at March 31, 2010, reflecting decreases due to: (a) the cumulative change in accounting principles of $(11.7) billion due to our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs; (b) payment of the senior preferred stock dividend of $1.3 billion; and (c) a net loss of $6.7 billion for the three months ended March 31, 2010. These decreases in total equity (deficit) were partially offset by a $4.6 billion decrease in our unrealized losses in AOCI, net of taxes, on our available-for-sale securities excluding the impacts of our adoption of the amendments to the accounting standards.

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which includes the changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for additional information.

The balance of AOCI at March 31, 2010 was a net unrealized loss of approximately $21.5 billion, net of taxes, compared to a net unrealized loss of $23.6 billion, net of taxes, at December 31, 2009 and $26.3 billion at January 1, 2010. Unrealized losses in AOCI, net of taxes, on our available-for-sale securities decreased by $2.0 billion during the three months ended March 31, 2010 primarily attributable to improved liquidity and fair value marks resulting from a net decrease in interest rates and net tightening of OAS levels related to CMBS.

52	Freddie Mac

CONSOLIDATED FAIR VALUE BALANCE SHEETS ANALYSIS

Our consolidated fair value balance sheets include the estimated fair values of financial instruments recorded on our consolidated balance sheets prepared in conformity with GAAP, as well as off-balance sheet financial instruments that represent our assets or liabilities that are not recorded on our GAAP consolidated balance sheets. See “NOTE 19: FAIR VALUE DISCLOSURES — Table 19.6 — Consolidated Fair Value Balance Sheets” to our consolidated financial statements for our fair value balance sheets.

These off-balance sheet financial instruments predominantly consist of: (a) certain commitments to purchase mortgage loans; and (b) certain credit enhancements on manufactured housing asset-backed securities. During the first quarter of 2010, our fair value results were impacted by several improvements in our approach for estimating the fair value of certain financial instruments. See “OFF-BALANCE SHEET ARRANGEMENTS” and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” as well as “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 19: FAIR VALUE DISCLOSURES” to our consolidated financial statements for more information on fair values.

In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “RISK FACTORS,” “RISK MANAGEMENT — Operational Risks” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2009 Annual Report for information concerning the risks associated with these models.

Table 34 shows our summary of change in the fair value of net assets.

Table 34 — Summary of Change in the Fair Value of Net Assets

	Three Months Ended
	March 31,
	2010	2009
	(in billions)

Beginning balance	$(62.5)	$(95.6)
Changes in fair value of net assets, before capital transactions	4.2	(15.7)
Capital transactions:
Dividends, share repurchases and issuances, net(1)	(1.3)	30.4

Ending balance	$(59.6)	$(80.9)

(1)	Three months ended March 31, 2010 and 2009 includes funds received from Treasury of $0 billion and $30.8 billion, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

Discussion of Fair Value Results

Our consolidated fair value measurements are a component of our risk management procedures, as we use daily estimates of the changes in fair value to calculate our PMVS and duration gap measures. During the first quarter of 2010, the fair value of net assets, before capital transactions increased by $4.2 billion compared to a $15.7 billion decrease during the first quarter of 2009. Our fair value results for the first quarter of 2010 also included the $(1.3) billion of dividends paid to Treasury on our senior preferred stock. The fair value of net assets as of March 31, 2010 was $(59.6) billion, compared to $(62.5) billion as of December 31, 2009.

During the first quarter of 2010, the increase in the fair value of net assets, before capital transactions, was primarily due to high core spread income and an increase in the fair value of our investments in mortgage-related securities driven by the tightening of CMBS OAS levels. The fair value of net assets was also positively impacted by an increase in prepayment speeds on our PC debt securities. The increase in fair value was partially offset by an increase in the risk premium related to our single-family loans in the continued weak credit environment.

During the first quarter of 2009, the fair value of net assets, before capital transactions, declined primarily due to an increase in the guarantee obligation related to the declining credit environment. The fair value of net assets was also negatively impacted by net mortgage-to-debt OAS widening. This decline in fair value was partially offset by higher estimated core spread income.

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

53	Freddie Mac

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities involve various inflows and outflows of cash and require that we maintain adequate liquidity to fund our operations, which may include the need to make payments of principal and interest on our debt securities and on our PCs and Structured Securities; make payments upon the maturity, redemption or repurchase of our debt securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans, including modified or delinquent loans from PC pools. For more information on our liquidity needs, liquidity management and our agreement with FHFA to maintain and periodically test a liquidity management and contingency plan, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2009 Annual Report. For more information on our mortgage purchase commitments, see “OFF-BALANCE SHEET ARRANGEMENTS.”

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

As discussed below, we believe that the support provided by Treasury pursuant to the Purchase Agreement will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities through 2012.

We require cash to purchase modified or delinquent mortgage loans underlying our PCs and Structured Securities. During the three months ended March 31, 2010, we purchased $56.6 billion of unpaid principal balance of modified or delinquent loans underlying our PCs or Structured Securities. Our purchases of such loans increased significantly during the quarter, due, in part, to our decision to purchase substantially all of the single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities. For more information, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Mortgage Loans.”

Liquidity Management Practices

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices. As described below, these practices provide for us to maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet outgoing cash obligations for an extended period, without access to short- and long-term unsecured debt markets. We also actively manage the concentration of debt maturities and closely monitor our monthly maturity profile. Under these practices, in addition to reserves that are intended to enable us to meet our short-term commitments, we maintain a backup core reserve portfolio of liquid non-mortgage securities designed to provide additional cushion in a crisis. Our liquidity management practices also provide for us to maintain an amount of unencumbered mortgage collateral intended to cover our largest projected cash shortfall on any day over the following 365 days.

In March 2010, in consultation with FHFA, we revised certain of our liquidity management policies. As revised, these policies provide for us to:

•	maintain funds sufficient to cover our maximum cash liquidity needs for at least the following 35 calendar days, assuming no access to the short- and long-term unsecured debt markets. At least 50% of such funds, based on the average daily 35-day cash liquidity needs of the preceding quarter, must be held: (a) in U.S. Treasuries or other U.S. government-guaranteed securities with remaining maturities of one year or less; or (b) as uninvested cash at the Federal Reserve Bank of New York;

•	closely monitor the proportion of debt maturing within the next year (effective short-term debt). We actively manage the composition of short- and long-term debt, as well as our patterns of redemption of callable debt, to manage the proportion of effective short-term debt to reduce roll-over risk;

•	maintain a portfolio of liquid, high quality marketable non-mortgage-related securities with a market value of at least $10 billion, exclusive of the 35-day cash requirement discussed above. The portfolio must consist of securities with maturities greater than 35 days. The credit quality of these investments is monitored by our Credit Risk Management group on a daily basis; and

•	maintain unencumbered collateral with a value greater than or equal to the largest projected cash shortfall on any day over the following 365 calendar days, assuming no access to the short- and long-term unsecured debt markets.

54	Freddie Mac

We also continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

We report our liquidity position daily with respect to the above metrics to FHFA, as our regulator. The report includes a daily forecast of all existing contractual cash obligations over the following 365 calendar days to facilitate cash management. In addition, we forecast discretionary cash outflows associated with callable debt redemptions. This enables us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest rate risk associated with asset and liability management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.” Notwithstanding these practices, our ability to maintain liquidity, including by pledging mortgage-related securities as collateral to other financial institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our business may be adversely affected by limited availability of financing, increased funding costs and uncertainty in our securitization financing” in our 2009 Annual Report.

Dividend Obligation on the Senior Preferred Stock

Following funding of the draw request in respect of our net worth deficit at March 31, 2010, that FHFA will submit on our behalf, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $5.2 billion to $6.2 billion, which exceeds our annual historical earnings in most periods. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.3 billion in cash on the senior preferred stock on March 31, 2010 at the direction of our Conservator. To date, we have paid $5.6 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends, combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010) will have an adverse impact on our future financial condition and net worth.

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

As discussed in “Capital Resources,” we expect to make additional draws under the Purchase Agreement in future periods. Further draws would increase the liquidation preference of and the dividends we owe on the senior preferred stock.

Actions of Treasury, the Federal Reserve and FHFA

Since our entry into conservatorship, Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The conservatorship, and the resulting support we received from Treasury and the Federal Reserve enabled us to access debt funding on terms sufficient for our needs. The support from Treasury and the Federal Reserve has included the following:

•	Purchase Agreement: Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion cap on Treasury’s funding commitment will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011 and 2012. While we believe that the support provided by Treasury pursuant to the Purchase Agreement will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities through 2012, the costs of our debt funding could vary. For example, our funding costs for debt with maturities beyond 2012 could be high. In addition, uncertainty about the future of the GSEs could affect our debt funding costs. As a result of our negative net worth at March 31, 2010 and the draw request FHFA will submit on our behalf, our aggregate funding from Treasury under the Purchase Agreement will increase to $61.3 billion at June 30, 2010;

•	Federal Reserve’s Debt Purchase Program: In November 2008, the Federal Reserve established a program to purchase our direct obligations and those of Fannie Mae and the FHLBs. According to information provided by the Federal Reserve, as of April 21, 2010 it held $66.4 billion of our direct obligations. The Federal Reserve completed its purchases under this program in March 2010. We have not experienced any immediate adverse effect on our business from the completion of the Federal Reserve’s debt purchase program. However, it is

55	Freddie Mac

difficult to predict the impact that the completion of this program will have on our cost of debt funding and on our business over time.

For more information on these actions, see “BUSINESS — Conservatorship and Related Developments” and “— Regulation and Supervision” in our 2009 Annual Report.

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable during the first quarter of 2010. We believe the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program contributed to the favorable spreads on our debt. As a result, we were able to replace some higher cost short- and long-term debt with lower cost floating-rate long-term debt and short-term debt.

The Purchase Agreement limits the amount of indebtedness we may incur. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. As of March 31, 2010, we estimate that the par value of our aggregate indebtedness totaled $831.4 billion, which was approximately $248.6 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as: (a) total debt, net; less (b) debt securities of consolidated trusts held by third parties. We disclose the amount of our indebtedness on this basis monthly under the caption “Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our website and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

Table 35 summarizes the par value of certain debt securities we issued, based on settlement dates, during the three months ended March 31, 2010 and 2009.

Table 35 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$153,603	$203,816
Medium-term notes — callable	—	7,780
Medium-term notes — non-callable(2)	500	11,350

Total short-term debt	154,103	222,946
Long-term debt:
Medium-term notes — callable(3)	63,721	58,938
Medium-term notes — non-callable	27,242	56,014
U.S. dollar Reference Notes® securities — non-callable	10,500	24,500

Total long-term debt	101,463	139,452

Total debt securities issued	$255,566	$362,398

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, debt securities of consolidated trusts held by third parties and lines of credit.
(2)	Includes $500 million and $0 million of medium-term notes — non-callable issued for the three months ended March 31, 2010 and 2009, respectively, which were accounted for as debt exchanges.
(3)	Includes $0 million and $25 million of medium-term notes — callable issued for the three months ended March 31, 2010 and 2009, respectively, which were accounted for as debt exchanges.

Other Debt Retirement Activities

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

56	Freddie Mac

Table 36 provides the par value, based on settlement dates, of debt securities we repurchased, called and exchanged during the three months ended March 31, 2010 and 2009.

Table 36 — Other Debt Security Repurchases, Calls and Exchanges(1)

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$70	$—
Repurchases of outstanding medium-term notes	—	20
Calls of callable medium-term notes	57,174	77,305
Exchanges of medium-term notes	500	15

(1)	Excludes debt securities of consolidated trusts held by third parties.

Subordinated Debt

During the three months ended March 31, 2010, we did not call or issue any Freddie SUBS® securities. At both March 31, 2010 and December 31, 2009, the balance of our subordinated debt outstanding was $0.7 billion. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” and “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS — Subordinated Debt Interest and Principal Payments” to our consolidated financial statements for a discussion of changes affecting our subordinated debt as a result of our entry into conservatorship and the Conservator’s suspension of certain requirements relating to our subordinated debt.

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. Table 37 indicates our credit ratings as of April 21, 2010.

Table 37 — Freddie Mac Credit Ratings

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

Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell and Non-Mortgage-Related Securities

As of March 31, 2010, we held $114 billion in the aggregate of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and non-mortgage-related securities. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At March 31, 2010, our non-mortgage-related securities consisted of liquid, high quality non-mortgage-related asset-backed securities, FDIC-guaranteed corporate medium-term notes and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.” The non-mortgage-related asset-backed securities may expose us to institutional credit risk and the risk that the investments could decline in value due to market-driven events such as credit downgrades or changes in interest rates and other market conditions. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for more information.

57	Freddie Mac

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

During the three months ended March 31, 2010, the market for non-agency securities backed by subprime, option ARM, Alt-A and other loans continued to be illiquid as investor demand for these assets remained low. We expect this illiquidity to continue in the near future. These market conditions, and the continued poor credit quality of the assets, limit our ability to use these investments as a significant source of funds. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for more information.

Cash Flows

Our cash and cash equivalents decreased approximately $9.2 billion to $55.4 billion during the three months ended March 31, 2010. Cash flows provided by operating activities during the three months ended March 31, 2010 were $2.1 billion, which primarily reflected a net decrease in our held-for-sale mortgage loans. Cash flows provided by investing activities during the three months ended March 31, 2010 were $60.6 billion, primarily resulting from net proceeds received on held-for-investment mortgage loans. Cash flows used for financing activities for the three months ended March 31, 2010 were $71.9 billion, largely attributable to repayments of debt securities of consolidated trusts held by third parties, net of proceeds from the issuance of debt securities of consolidated trusts held by third parties.

Our cash and cash equivalents increased approximately $8.4 billion to $53.8 billion during the three months ended March 31, 2009. Cash flows used for operating activities during the three months ended March 31, 2009 were $4.7 billion, which primarily reflected a reduction in cash as a result of a net increase in our held-for-sale mortgage loans. Cash flows used for investing activities during the three months ended March 31, 2009 were $84.7 billion, primarily resulting from a net increase in trading securities and federal funds sold and securities purchased under agreements to resell, partially offset by net proceeds from maturities of available-for-sale securities. Cash flows provided by financing activities for the three months ended March 31, 2009 were $97.8 billion, largely attributable to proceeds from the issuance of debt securities, net of repayments and $30.8 billion received from Treasury under the Purchase Agreement.

Capital Resources

At March 31, 2010, our liabilities exceeded our assets under GAAP by $10.5 billion principally due to the impact of our adoption of the change in accounting principles related to transfers of financial assets and consolidation of VIEs. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $10.6 billion which we expect to receive by June 30, 2010. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2009 Annual Report for additional information on mandatory receivership.

We expect to make additional draws under the Purchase Agreement in future periods. The size and timing of such draws will be determined by a variety of factors that could adversely affect our net worth, including how long and to what extent the housing market will remain weak, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair-value losses recorded in earnings or AOCI; increased dividend obligations on the senior preferred stock; quarterly commitment fees payable to Treasury beginning in 2011; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury; establishment of additional valuation allowances for our remaining net deferred tax asset; changes in accounting practices or standards; the effect of the MHA Program and other government initiatives; the introduction of additional public mission-related initiatives that may adversely impact our financial results; or changes in business practices resulting from legislative and regulatory developments.

To the extent our net worth is negative in any period, we would be required to make additional draws from Treasury under the Purchase Agreement. Payment of our dividend obligations in cash could contribute to the need for additional draws from Treasury and further draws from Treasury under the Purchase Agreement would increase the liquidation preference of and the dividends we owe on, the senior preferred stock.

For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources” in our 2009 Annual Report.

58	Freddie Mac

MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET

Making Home Affordable Program

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

Home Affordable Modification Program

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

Table 38 presents single-family loans that completed or were in process of modification under HAMP as of March 31, 2010.

Table 38 — Single-Family Home Affordable Modification Program Volume(1)

	As of March 31, 2010
	Amount(2)	Number of Loans(3)
	(dollars in millions)

Completed HAMP modifications(4)	$10,874	48,896
Loans in the HAMP trial period	$31,951	148,881

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	FHFA reported that approximately 203,000 of our loans were in active trial periods or were modified under HAMP as of February 28, 2010. Unlike the MHA Program administrator’s data, FHFA’s HAMP information includes: (a) loans in the trial period regardless of the first payment date; and (b) modifications that are pending the borrower’s acceptance.
(4)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective.

Of the HAMP modifications completed as of March 31, 2010, the borrower’s monthly payment was reduced, on average, $576, which amounts to an average of $6,912 per year, and $338 million in annual reductions for all of our completed HAMP modifications. Each borrower’s reduced payment will remain in effect for five years, after which it will gradually increase to a rate consistent with the market on the date of the modification. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments to as low as 31% of the borrower’s income, we will not receive such subsidies on modified mortgages owned or guaranteed by us.

Approximately one-half of our loans in the HAMP trial period as of March 31, 2010 had been in the trial period for more than three months. Since the start of our HAMP effort, more than 21,000 borrowers, or 9% of those starting the program, dropped out of the HAMP trial period process, primarily due to either the failure to continue trial period payments or the failure to provide the income or other required documentation of the program. When a borrower drops out of the HAMP trial period, the loan is considered for modification under our other loan modification programs. In the second quarter of 2010, we expect to implement additional streamlined modification processes and other modification alternatives for borrowers that drop out of the HAMP trial period. These non-HAMP modification programs are intended to minimize the need for any additional documentation. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Portfolio Management Activities — Loss Mitigation Activities” for more information about our non-HAMP modification programs.

Treasury has recently issued guidelines for the following changes to HAMP. We have not yet determined to what extent we will apply these changes to mortgages that we own or guarantee. Our determination will require FHFA approval, and it is possible that FHFA might direct us to implement some or all of these changes.

•	Borrower Outreach: On March 24, 2010, Treasury issued rules requiring enhanced borrower solicitation requirements, including clear performance timeframes, and increased guidance regarding the initiation and processing of foreclosures pending completion of a permanent modification, as well as guidance for borrowers in bankruptcy.

•	FHA-HAMP: On March 26, 2010, Treasury expanded HAMP to include borrowers with FHA-insured loans, including incentives comparable to the incentive structure of HAMP.

59	Freddie Mac

•	Foreclosure Alternatives (HAFA): On March 26, 2010, Treasury updated the Foreclosure Alternative Program for short sales and deeds-in-lieu of foreclosure. The changes increased payments of incentive fees to servicers, relocation assistance to borrowers, and the amounts that may be paid for junior liens.

On March 26, 2010, Treasury announced that it will in the near future be making the following additional changes to the HAMP program. Treasury has not yet issued formal guidelines for these changes. When Treasury issues such guidelines and we have had an opportunity to evaluate the changes, we will determine to what extent we will implement the changes for loans that we own or guarantee. Our determination will require FHFA approval, and it is possible that FHFA might direct us to implement some or all of these changes.

•	Unemployed Homeowners: Treasury announced that it will implement a plan to provide temporary assistance for unemployed borrowers while they search for employment. Under this plan, certain borrowers may receive forbearance plans of three to six months. At the end of the forbearance period or when the borrowers’ financial situation changes, the borrowers must then be evaluated for a HAMP modification or other HAMP alternative.

•	Principal Write-down Approach and Incentives: Treasury announced an initiative under which servicers will be required to consider an alternative modification approach including a possible write-down of principal for loans with LTV ratios over 115%. Servicers will be required to consider this alternative not only for new modifications but also for borrowers who have already received permanent modifications or are in trial plans. Investors will not be required to write-down principal, but servicers must have a process for considering the approach. Lenders will receive incentives based on the amount of reduced principal.

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

The Freddie Mac Relief Refinance Mortgagesm, which we announced in March 2009, is our implementation of the Home Affordable Refinance Program. We have worked with FHFA to provide us the flexibility to implement this element of the MHA Program. The Home Affordable Refinance Program is targeted at borrowers with current LTV ratios above 80%; however, our program also allows borrowers with LTV ratios below 80% to participate. We began purchasing mortgages that refinance higher-LTV loans, those with LTV ratios up to 125%, on October 1, 2009. We will continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements. In March 2010, FHFA announced that the Home Affordable Refinance Program is extended until June 2011.

Table 39 below presents the composition of our purchases of refinanced single-family loans during the three months ended March 31, 2010.

Table 39 — Single-Family Refinance Loan Volume(1)

	Three Months Ended March 31, 2010
	Amount	Number of Loans	Percent
	(dollars in millions)

Freddie Mac Relief Refinance Mortgagesm:
Above 105% LTV	$608	2,508	0.8%
80% to 105% LTV	10,355	44,459	13.8
Below 80% LTV	10,816	60,640	18.8

Total Freddie Mac Relief Refinance Mortgagesm	$21,779	107,607	33.4%

Total refinance loan volume(2)	$68,014	321,886	100%

(1)	Consists of all single-family mortgage loans that we either purchased or guaranteed during the period, excluding those underlying long-term standby commitments and Structured Transactions.
(2)	Includes Freddie Mac Relief Refinance Mortgagesm and other refinance mortgages.

Expected Impact of MHA Program on Freddie Mac

As previously discussed, the MHA Program is intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, to mitigate our credit losses by reducing or eliminating a portion of the costs related to foreclosed properties. At present, it is difficult for us to predict the full extent of these initiatives and assess their impact on us since the impact is in part dependent on the number of borrowers who remain current on the modified loans versus the number who redefault. In addition, insufficient empirical information exists to estimate whether, and the extent to

60	Freddie Mac

which, costs incurred in the near term will be offset by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

It is likely that the costs we incur related to loan modifications and other activities under HAMP may be significant, to the extent that borrowers participate in this program in large numbers, for the following reasons:

•	We incur incentive fees to the servicer and borrower associated with each HAMP loan once the modification is completed and reported to the MHA Program administrator, and we paid $24 million of such fees in the first quarter of 2010. We also have the potential to incur up to $8,000 of additional servicer incentive fees and borrower compensation fees per modification as long as the borrower remains current on a loan modified under HAMP. We accrued $147 million in the first quarter of 2010 for both initial fees and recurring incentive fees not yet due. Except for certain Structured Transactions and loans underlying our long-term stand-by agreements that are modified by servicers before they reach the duration of delinquency that triggers our obligation to purchase them, we will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury.

•	To the extent borrowers successfully complete HAMP trial periods, we will experience significant increases in the number of troubled debt restructurings, such as we experienced in the first quarter of 2010. Troubled debt restructurings are a type of loan modification in which the changes to the contractual terms result in concessions to borrowers that are experiencing financial difficulties. Concessions to borrowers include interest rate reductions and interest forbearance on a portion of the unpaid principal balance, and may result in further increases in our allowance for loan losses.

•	Some borrowers will fail to complete the HAMP trial period and others will default on their HAMP modified loans. Some affected borrowers may qualify for non-HAMP modifications under our other programs. HAMP generally delays the foreclosure process and could increase our losses, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier.

•	We expect that non-GSE mortgages modified under HAMP will include mortgages backing our investments in non-agency mortgage-related securities. Such modifications will reduce the monthly payments due from affected borrowers, and thus could reduce the payments we receive on these securities (to the extent the payment reductions have not been absorbed by subordinated investors or by other credit enhancement). Incentive payments from Treasury passed through to us as a holder of the applicable securities may partially offset such reductions.

We are devoting significant internal resources to the implementation of the various initiatives under the MHA Program, which has increased, and will continue to increase our expenses. The size and scope of our efforts under the MHA Program may also limit our ability to pursue other business opportunities or corporate initiatives. We expect to be compensated by Treasury for some or all of our services as compliance agent. We do not expect to be compensated for the consulting services we are providing to Treasury.

If our efforts under the MHA Program and other initiatives to support the U.S. residential mortgage market do not achieve their desired results, or are otherwise perceived to have failed to achieve their objectives, we may experience damage to our reputation, which may impact the extent of future government support to our business and the ultimate resolution of the conservatorship.

See “MD&A− MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” in our 2009 Annual Report for more information on our efforts under the MHA Program, including HAMP, the Home Affordable Refinance Program, HAFA and the Second Lien Program (2MP), and our role as compliance agent for Treasury.

Other Efforts to Assist the U.S. Housing Market

During the first quarters of 2010 and 2009, we provided liquidity to the mortgage market by purchasing or guaranteeing approximately $96.8 billion and $147.8 billion, respectively, in unpaid principal balance of mortgage loans and mortgage-related securities in our total mortgage portfolio. See “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” in our 2009 Annual Report for more information on the Housing Finance Agency Initiative and the Warehouse Lines of Credit Initiative. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Loss Mitigation Activities” for information about our non-MHA Program related foreclosure alternative efforts.

61	Freddie Mac

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risks; (b) interest-rate risk and other market risks; and (c) operational risks. Risk management is a critical aspect of our business. See “MD&A — RISK MANAGEMENT” and “RISK FACTORS” in our 2009 Annual Report and “RISK FACTORS” in this Form 10-Q for further information regarding these and other risks.

Credit Risks

We are subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. Institutional credit risk is the risk that a counterparty (other than a borrower under a mortgage) that has entered into a business contract or arrangement with us will fail to meet its obligations. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. We are exposed to mortgage credit risk because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of a PC, Structured Security or other mortgage-related guarantees. For more information on factors negatively affecting the mortgage and credit markets, see “MD&A — EXECUTIVE SUMMARY — Credit Risks” and “MD&A — RISK MANAGEMENT — Credit Risks” in our 2009 Annual Report.

Institutional Credit Risk

Challenging market conditions in recent periods adversely affected, and may continue to adversely affect, the liquidity and financial condition of a number of our counterparties. Many of our counterparties recently experienced ratings downgrades or liquidity constraints and other counterparties may also experience these concerns. The weak financial condition and liquidity position of some of our counterparties may adversely affect their ability to perform on their obligations to us, or the quality of the services that they provide to us. Consolidation in the industry and any efforts we take to reduce exposure to financially weakened counterparties could further increase our exposure to individual counterparties. The failure of any of our primary counterparties to meet their obligations to us could have a material adverse effect on our results of operations and financial condition.

For more information on our institutional credit risk, including developments concerning our counterparties and how we seek to manage institutional credit risk, see “MD&A — RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” and “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2009 Annual Report.

Cash and Other Investments Counterparties

We are exposed to institutional credit risk from the potential insolvency or non-performance of counterparties of non-mortgage-related investment agreements and cash equivalent transactions, including those on behalf of our securitization trusts. These instruments are investment grade at the time of purchase and primarily short-term in nature, thereby mitigating institutional credit risk. See “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” in our 2009 Annual Report for further information on these transactions associated with securitization trusts.

62	Freddie Mac

Table 40 below summarizes our counterparty credit exposure for cash equivalents, federal funds sold and securities purchased under agreements to resell that are presented both on our consolidated balance sheets as well as those off-balance sheet that we have entered into on behalf of non-consolidated securitization trusts.

Table 40 — Counterparty Credit Exposure — Cash Equivalents and Federal Funds Sold and Securities Purchased Under Agreements to Resell(1)

	March 31, 2010
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Unrestricted:
Cash equivalents, unrestricted(5) —
A-1+	22	$29,231	9
A-1	19	7,574	29
Federal funds sold and securities purchased under agreements to resell, unrestricted —
A-1+	1	2,000	1
A-1	11	14,501	9
A-2	1	240	1

Subtotal	54	53,546	12

Restricted, held by consolidated trusts:(6)
Cash equivalents, restricted —
A-1+	10	9,000	1
Federal funds sold and securities purchased under agreements to resell, restricted —
A-1	1	8,750	19

Subtotal	11	17,750	10

Off-balance sheet exposure:	—	—	—

Total	65	$71,296	11

	December 31, 2009
			Weighted Average
			Contractual
	Number of	Contractual	Maturity
Rating(2)	Counterparties(3)	Amount(4)	(in days)
	(dollars in millions)

On-balance sheet exposure:
Cash equivalents(5) —
A-1+	22	$30,153	3
A-1	27	9,439	54
Federal funds sold and securities purchased under agreements to resell —
A-1	1	7,000	25

Subtotal	50	46,592	17

Off-balance sheet exposure:(7)
Cash equivalents(8) —
A-1+	7	6,775	1
Federal funds sold and securities purchased under agreements to resell —
A-1	1	7,500	26

Subtotal	8	14,275	14

Total	58	$60,867	16

(1)	Excludes restricted cash balances as well as cash deposited with the Federal Reserve Bank and other federally-chartered institutions.
(2)	Represents the lower of S&P and Moody’s short-term credit ratings as of each period end; however, in this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(3)	Based on legal entities. Affiliated legal entities are reported separately.
(4)	Represents the par value or outstanding principal balance.
(5)	Consists of highly liquid securities that have an original maturity of three months or less. Excludes $18.6 billion and $25.1 billion of cash deposited with the Federal Reserve Bank as of March 31, 2010 and December 31, 2009, respectively.
(6)	Represents the non-mortgage-related assets managed by us on behalf of consolidated securitization trusts. Due to our January 1, 2010 adoption of the amendments to accounting standards on accounting for transfers of financial assets and consolidation of VIEs, the assets of single-family PCs were consolidated on our balance sheet, which caused a significant increase in on-balance sheet restricted assets and a corresponding decrease in off-balance sheet restricted assets as of March 31, 2010. These assets may only be used to settle the obligations of the trusts. Excludes $0.4 billion of cash deposited with the Federal Reserve Bank as of March 31, 2010.
(7)	Represents the non-mortgage-related assets managed by us on behalf of non-consolidated securitization trusts, excluding cash held at the Federal Reserve Bank.
(8)	Consists of highly liquid securities that have an original maturity of three months or less. Excludes $8.2 billion of cash deposited with the Federal Reserve Bank as of December 31, 2009.

63	Freddie Mac

Derivative Counterparties

We are exposed to institutional credit risk arising from the possibility that a derivative counterparty will not be able to meet its contractual obligations. All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. A large number of OTC derivative counterparties have credit ratings below AA–. Our OTC derivative counterparties that have credit ratings below AA– are subject to a collateral posting threshold of $1 million or less. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information.

The relative concentration of our derivative exposure among our primary derivative counterparties has increased in recent periods due to industry consolidation and the failure of counterparties, and could further increase. Table 41 summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

Table 41 — Derivative Counterparty Credit Exposure

	March 31, 2010
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA	3	$45,492	$—	$—	6.9	$10 million or less
AA–	4	267,423	1,352	13	6.7	$10 million or less
A+	7	425,237	19	1	5.7	$1 million or less
A	4	259,597	17	1	4.4	$1 million or less

Subtotal(7)	18	997,749	1,388	15	5.7
Other derivatives(8)		177,479	—	—
Commitments(9)		13,642	36	36
Swap guarantee derivatives		3,514	—	—

Total derivatives(10)		$1,192,384	$1,424	$51

	December 31, 2009
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA+	1	$1,150	$—	$—	6.4	$—
AA	3	61,058	—	—	7.3	$10 million or less
AA–	4	265,157	2,642	78	6.4	$10 million or less
A+	7	440,749	61	31	6.0	$1 million or less
A	4	241,779	511	19	4.6	$1 million or less

Subtotal(7)	19	1,009,893	3,214	128	5.9
Other derivatives(8)		199,018	—	—
Commitments(9)		13,872	81	81
Swap guarantee derivatives		3,521	—	—

Total derivatives(10)		$1,226,304	$3,295	$209

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps and purchased interest-rate caps.
(8)	Consists primarily of exchange-traded contracts, certain written options and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	The difference between the exposure, net of collateral column above and derivative assets, net on our consolidated balance sheets primarily represents exchange-traded contracts which are settled daily through a clearinghouse, and thus, do not present counterparty credit exposure.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps and purchased interest rate caps varies depending on changes in fair values, which are affected

64	Freddie Mac

by changes in period-end interest rates, the implied volatility of interest rates, foreign currency exchange rates and the amount of derivatives held. If all of our counterparties for these derivatives were to default simultaneously on March 31, 2010, our uncollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $15 million. Our uncollateralized exposure as of December 31, 2009 was $128 million. One of our counterparties, HSBC Bank USA, which was rated AA– as of April 21, 2010, accounted for greater than 10% of our net uncollateralized exposure to derivatives counterparties at March 31, 2010.

As indicated in Table 41, approximately 99% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps and purchased interest rate caps was collateralized at March 31, 2010.

In the event of counterparty default, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We could also incur economic loss if the collateral held by us cannot be liquidated at prices that are sufficient to recover the amount of such exposure. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps, option-based derivatives, foreign-currency swaps and purchased interest rate caps will increase under certain adverse market conditions by performing daily market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming certain changes in the level and implied volatility of interest rates and certain changes in foreign currency exchange rates over a brief time period.

As indicated in Table 41, the total exposure on our OTC commitments of $36 million and $81 million at March 31, 2010 and December 31, 2009, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders, or seller/servicers, are among the largest mortgage loan originators in the U.S. Our top 10 single-family seller/servicers provided approximately 81% of our single-family purchase volume during the three months ended March 31, 2010. Wells Fargo Bank, N.A., Bank of America, N.A. and Chase Home Finance LLC, together represented approximately 56%, of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the three months ended March 31, 2010.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers, including non-performance of their repurchase obligations arising from breaches of the representations and warranties made to us for loans they underwrote and sold to us. Pursuant to their repurchase obligations, our seller/servicers repurchase mortgages sold to us, whether we subsequently securitized the loans or held them on our consolidated balance sheets. In lieu of repurchase, we may choose to allow a seller/servicer to indemnify us against losses on such mortgages. During the three months ended March 31, 2010 and 2009, the aggregate unpaid principal balance of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $1.3 billion and $789 million, respectively.

Some of our seller/servicers failed to perform their repurchase obligations due to lack of financial capacity, while many of our larger seller/servicers have not fully performed their repurchase obligations in a timely manner. As of March 31, 2010 and December 31, 2009, we had outstanding repurchase requests to our seller/servicers with respect to loans with an unpaid principal balance of approximately $4.8 billion and $3.8 billion, respectively. At March 31, 2010 and December 31, 2009, approximately 34% and 30%, respectively, of our outstanding repurchase requests were outstanding more than 90 days. Three of our larger seller/servicers collectively had more than 30% of their repurchase obligations outstanding more than ninety days at both March 31, 2010 and December 31, 2009. Our credit losses may increase to the extent our seller/servicers do not fully perform their repurchase obligations. Enforcing repurchase obligations with lender customers who have the financial capacity to perform those obligations could also negatively impact our relationships with such customers and ability to retain market share.

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

65	Freddie Mac

On August 4, 2009, we notified Taylor, Bean & Whitaker Mortgage Corp., or TBW, that we had immediately terminated its eligibility as an approved seller/servicer, for cause. On August 24, 2009, TBW filed for bankruptcy. TBW accounted for approximately 1.9% of our single-family mortgage purchase volume activity for the year ended December 31, 2009. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Mortgage Seller/Servicers” in our 2009 Annual Report for more information about TBW. Our estimate of potential exposure to TBW at March 31, 2010 for loan repurchase obligations, excluding the estimated fair value of servicing rights, was approximately $800 million. In addition to this amount, Freddie Mac filed a proof of claim aggregating approximately $595 million in November 2009 against Colonial Bank. In a related matter, both TBW and Bank of America, N.A., have sought discovery against Freddie Mac. While no actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere, the information is assertedly sought to determine whether the bankruptcy estate has any potential rights to seek to recover assets transferred to Freddie Mac or other entities prior to bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims. See “NOTE 20: LEGAL CONTINGENCIES” to our consolidated financial statements for additional information on our claim arising from TBW’s bankruptcy.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of GMAC Inc., are seller/servicers that together serviced approximately 2% of the single-family loans in our single-family credit guarantee portfolio as of March 31, 2010. In March 2010, we entered into an agreement with GMAC under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009.

Our loan loss reserves include estimates for collections from seller/servicers for amounts owed to us resulting from loan repurchase obligations. Our estimates of these collections are adjusted for probable losses related to our counterparty exposure to seller/servicers. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at March 31, 2010 and December 31, 2009; however, our actual losses may exceed our estimates.

During the three months ended March 31, 2010, our top two multifamily lenders, Berkadia Commercial Mortgage LLC and CBRE Capital Markets, Inc., each accounted for more than 10% of our multifamily mortgage purchase volume, and together represented approximately 27% of our multifamily purchase volume. We are exposed to the risk that if multifamily seller/servicers come under financial pressure due to the current stressful economic environment, they could be adversely affected, which could potentially cause degradation in the quality of service they provide or, in certain cases, reduce the likelihood that we could recover losses on loans covered by recourse agreements or other credit enhancements. We continue to monitor the status of all our multifamily servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provides credit enhancement fails to fulfill its obligation, we could experience increased credit-related costs.

66	Freddie Mac

Table 42 presents our exposure to mortgage insurers, excluding bond insurance, as of March 31, 2010. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure.

Table 42 — Mortgage Insurance by Counterparty

			As of March 31, 2010
	Credit	Credit	Primary	Pool	Coverage
Counterparty Name	Rating(1)	Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$56.6	$39.4	$15.0
Radian Guaranty Inc.	B+	Negative	40.7	18.9	11.8
Genworth Mortgage Insurance Corporation	BBB-	Negative	37.2	1.1	9.4
PMI Mortgage Insurance Co.	B	Negative	29.7	2.9	7.4
United Guaranty Residential Insurance Co.	BBB	Negative	30.8	0.5	7.5
Republic Mortgage Insurance Company (RMIC)	BB+	Negative	25.3	3.0	6.3
Triad Guaranty Insurance Corp.(4)	NR	N/A	11.9	2.2	3.0
CMG Mortgage Insurance Co.	BBB	Negative	2.7	0.1	0.7

Total			$234.9	$68.1	$61.1

(1)	Latest rating available as of April 21, 2010. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of unpaid principal balance at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses of principal incurred under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	Beginning June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

We received proceeds of $294 million and $201 million during the three months ended March 31, 2010 and 2009, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.1 billion and $1.0 billion as of March 31, 2010 and December 31, 2009, respectively. Mortgage insurer rescissions of mortgage insurance coverage continued to increase in the first quarter of 2010. When an insurer rescinds coverage, the seller/servicer generally is in breach of contract with us and we may require the seller/servicer to repurchase the mortgage.

Based upon currently available information, we believe that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term, except for claims obligations of Triad that are deferred after June 1, 2009, under order of Triad’s state regulator. However, we believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could restrict the insurer’s ability to write new business, at least in certain states, and negatively impact our access to mortgage insurance for high LTV loans. During 2009, several mortgage insurers requested that we approve new subsidiaries or affiliates to write new mortgage insurance business in any state where the insurers’ regulatory capital requirements were breached, and the regulator did not issue a waiver. In February and March 2010, we approved such requests from MGIC, RMIC and PMI Mortgage Insurance Co.

Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of bond insurers that insure some of the bonds we hold as investment securities on our consolidated balance sheets. Bond insurance, including primary and secondary policies, is a credit enhancement covering some of our non-agency mortgage-related securities that we hold. Primary policies are acquired by the issuing trust while secondary policies are acquired directly by us. Bond insurance exposes us to the risks related to the bond insurer’s ability to satisfy claims. At March 31, 2010, we had insurance coverage, including secondary policies, on non-agency mortgage-related securities totaling $11.5 billion.

Table 43 presents our coverage amounts of monoline bond insurance, including secondary coverage, for non-agency mortgage-related securities held on our consolidated balance sheets. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

67	Freddie Mac

Table 43 — Monoline Bond Insurance by Counterparty

			March 31, 2010
	Credit	Credit Rating	Coverage	Percent
Counterparty Name	Rating(1)	Outlook(1)	Outstanding(2)	of Total(2)
	(dollars in billions)

Ambac Assurance Corporation (Ambac)	R	N/A	$5.0	43%
Financial Guaranty Insurance Company (FGIC)(3)	NR	N/A	2.2	20
MBIA Insurance Corp.	B−	Negative	1.6	14
Assured Guaranty Municipal Corp.	AA−	Negative	1.4	12
National Public Finance Guarantee Corp.	BBB+	Developing	1.2	10
Others			0.1	1

Total			$11.5	100%

(1)	Latest ratings available as of April 21, 2010. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency securities.
(3)	Neither S&P or Moody’s provide ratings for FGIC.

In November 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. On March 25, 2010, FGIC made an exchange offer to the holders of various residential mortgage-backed securities insured by FGIC. We are assessing the impact of this development.

In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including those held by Freddie Mac, and consented to the rehabilitation of the segregated account requested by the Wisconsin Office of the Commissioner of Insurance. On March 24, 2010, a Wisconsin state circuit court issued an order for rehabilitation and an order for temporary injunctive relief regarding the segregated account. Among other things, no claims arising under the segregated account will be paid, and policyholders are enjoined from taking certain actions until the plan of rehabilitation is approved by the circuit court. We incorporated the impact of this development into our impairment determination at March 31, 2010.

In accordance with our risk management policies we will continue to actively monitor the financial strength of our bond insurers. We believe that, in addition to FGIC and Ambac, some of our bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of these bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our mortgage-related securities. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” to our consolidated financial statements for additional information regarding impairment losses on securities covered by monoline bond insurers.

68	Freddie Mac

Table 44 shows our non-agency mortgage-related securities covered by primary monoline bond insurance at March 31, 2010 and December 31, 2009.

Table 44 — Non-Agency Mortgage-Related Securities Covered by Primary Monoline Bond Insurance

	Ambac Assurance		Financial Guaranty		MBIA		Assured Guaranty
	Corporation		Insurance Company		Insurance Corp.		Municipal Corp.		Other(1)		Total
	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross	Unpaid	Gross
	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized	Principal	Unrealized
	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)	Balance(2)	Losses(3)
	(in millions)

At March 31, 2010:

First lien subprime	$718	$(289)	$1,024	$(401)	$16	$(3)	$445	$(110)	$6	$—	$2,209	$(803)
Second lien subprime	—	—	266	(63)	—	—	—	—	—	—	266	(63)
Option ARM	156	(27)	—	—	—	—	162	(56)	—	—	318	(83)
Alt-A and other(4)	1,298	(596)	902	(386)	500	(240)	402	(128)	77	(36)	3,179	(1,386)
Manufactured housing	103	(23)	—	—	166	(27)	—	—	—	—	269	(50)
CMBS	2,212	(391)	—	—	—	—	—	—	1,196	(247)	3,408	(638)
Obligations of states and political subdivisions	457	(28)	38	(2)	247	(13)	381	(10)	17	(2)	1,140	(55)

Total	$4,944	$(1,354)	$2,230	$(852)	$929	$(283)	$1,390	$(304)	$1,296	$(285)	$10,789	$(3,078)

At December 31, 2009:

First lien subprime	$737	$(325)	$1,061	$(432)	$18	$(3)	$452	$(160)	$6	$—	$2,274	$(920)
Second lien subprime	—	—	280	(70)	—	—	—	—	—	—	280	(70)
Option ARM	163	(47)	—	—	—	—	166	(65)	—	—	329	(112)
Alt-A and other(4)	1,340	(657)	927	(430)	522	(265)	422	(136)	80	(38)	3,291	(1,526)
Manufactured housing	105	(24)	—	—	171	(30)	—	—	—	—	276	(54)
CMBS	2,206	(495)	—	—	—	—	—	—	1,196	(307)	3,402	(802)
Obligations of states and political subdivisions	459	(33)	38	(3)	247	(13)	390	(13)	17	(3)	1,151	(65)

Total	$5,010	$(1,581)	$2,306	$(935)	$958	$(311)	$1,430	$(374)	$1,299	$(348)	$11,003	$(3,549)

(1)	Represents monoline insurance provided by Syncora Guarantee Inc., Radian Group Inc. and CIFG Holdings Ltd.
(2)	Represents the amount of unpaid principal balance covered by monoline insurance coverage. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers unpaid interest.
(3)	Represents the amount of gross unrealized losses at the respective reporting date on the securities with monoline insurance.
(4)	The majority of the Alt-A and other loans covered by monoline bond insurance are securities backed by home equity lines of credit.

Mortgage Credit Risk

Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage and the general economy. All mortgages that we purchase and hold on our consolidated balance sheets or that we guarantee have an inherent risk of default. To manage our mortgage credit risk, we focus on three key areas: underwriting standards and quality control process; portfolio diversification; and portfolio management activities, including loss mitigation and the use of credit enhancements. For more information on our mortgage credit risk, including how we seek to manage mortgage credit risk, see “MD&A — RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” in our 2009 Annual Report.

Conditions in the mortgage market continued to remain challenging in the first quarter of 2010. All types of single-family mortgage loans, whether classified as prime or non-prime, have been affected by the compounding pressures on household wealth caused by declines in home values that began in 2006 and the weak employment environment. Due to delays in loss mitigation activities, including servicer processing delays and HAMP trial period and related processes, our seriously delinquent rates steadily rose during 2009. Although our single-family delinquency rates and totals of our single-family non-performing loans continued to increase during the first quarter of 2010, the rate of increase in new delinquencies has moderated. The table below shows the quarterly credit performance of our single-family credit guarantee portfolio for the last several quarters as compared to certain industry averages.

69	Freddie Mac

Table 45 — Single-Family Mortgage Credit Performance Comparison

	As of
	03/31/2010	12/31/2009	09/30/2009	06/30/2009	03/31/2009

Delinquency rate:
Freddie Mac’s single-family credit guarantee portfolio(1)	4.13%	3.98%	3.43%	2.89%	2.41%
Industry — prime loans(2)	N/A	7.01	6.26	5.44	4.70
Industry — subprime loans(2)	N/A	30.56	28.68	26.52	24.88

	For the Three Months Ended
	03/31/2010	12/31/2009	09/30/2009	06/30/2009	03/31/2009

Foreclosures starts ratio:(3)

Freddie Mac’s single-family credit guarantee portfolio(1)	0.64%	0.57%	0.59%	0.62%	0.61%
Industry — prime loans(2)	N/A	0.86	1.14	1.01	0.94
Industry — subprime loans(2)	N/A	3.66	3.76	4.13	4.65

(1)	Based on the number of loans 90 days or more past due, as well as those in the process of foreclosure. Our temporary suspensions of foreclosure sales on occupied homes during 2009 and our participation in the MHA Program resulted in more loans remaining delinquent and fewer foreclosures than without the suspensions. See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information on the delinquency rates of our single-family credit guarantee portfolio and our temporary suspensions of foreclosure transfers.
(2)	Source: Mortgage Bankers Association’s National Delinquency Survey representing the total of first lien single-family loans in the survey categorized as prime or subprime, respectively. Excludes FHA and VA loans. Data is not yet available for the first quarter of 2010.
(3)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter. Excludes Structured Transactions and mortgages covered under long-term standby commitment agreements.

Single-family Underwriting Standards and Quality Control Process

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards and, except to the extent we waive or modify these standards, the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Our single-family underwriting standards focus on several critical risk characteristics, such as the borrower’s credit score, original LTV ratio and occupancy type. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage or make us whole in the event of a default. The percentage of our single-family mortgage purchase volume evaluated by the loan originator using Loan Prospector, our automated underwriting software tool, prior to being purchased by us was 34% during the first quarter of 2010, as compared to 45% during full year 2009. The decline in the use of Loan Prospector by seller/servicers in the first quarter of 2010, as compared to the first quarter of 2009, was attributed to an increase in the composition of purchase activity from seller/servicers that used their own or Fannie Mae’s automated evaluation software during the first quarter of 2010.

In response to the changes in the residential mortgage market during the last several years, we made several changes to our underwriting standards in 2008, and many of these took effect in early 2009, or as our customers’ contracts permitted. While some of these changes will not apply to mortgages purchased under the refinancing initiative of the MHA Program, we believe that they improved the credit profile of many of the mortgages we purchased in 2009 and the first quarter of 2010, and that they will continue to positively affect our purchases going forward. In the first quarter of 2010, we continued to expand our reviews of loans that default in order to assess the sellers’ compliance with our purchase contracts. For more information on our seller/servicers’ repurchase obligations, including recent performance under those obligations, see “Institutional Credit Risk — Mortgage Seller/Servicers.”

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

In April 2009, we began purchasing mortgages originated pursuant to the refinancing initiative under the MHA Program. The Freddie Mac Relief Refinance MortgageSM is our implementation of this program for our loans. These mortgages allow for refinancing of existing loans guaranteed by Freddie Mac or Fannie Mae under terms such that we may not have mortgage insurance for some or all of the unpaid principal balance of the mortgage in excess of 80% of the value of the property for certain of these loans. We allow refinancing with this product for loans up to a maximum LTV ratio of 125%. FHFA recently announced the extension of the program until June 2011. Although we discontinued purchases of new mortgage loans with lower documentation standards for assets or income, categorized as Alt-A, beginning March 1, 2009 (or as our customers’ contracts permitted), we continue to purchase these mortgages if

70	Freddie Mac

the loan qualifies as a refinance mortgage under the Freddie Mac Relief Refinance Mortgagesm or in another refinance mortgage program and the pre-existing mortgage was originated under less than full documentation standards.

For more information about our underwriting standards and processes, see “MD&A — RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Single-Family Underwriting Requirements and Quality Control Standards” and “— Multifamily Underwriting Requirements and Quality Control Standards” in our 2009 Annual Report.

Characteristics of the Single-Family Credit Guarantee Portfolio

As shown in the table below, the percentage of borrowers in our single-family credit guarantee portfolio, based on unpaid principal balance, with estimated current LTV ratios greater than 100% was 18% at both March 31, 2010 and December 31, 2009, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and is more likely to default than other borrowers, regardless of the borrower’s financial condition. The delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 15.5% and 14.8% as of March 31, 2010 and December 31, 2009, respectively. For the loans in our single-family credit guarantee portfolio with greater than 80% estimated current LTV ratios, the borrowers had a weighted average credit score at origination of 719 at both March 31, 2010 and December 31, 2009, respectively.

As discussed above, we implemented the Relief Refinance Mortgage in April 2009 and these mortgages allow for refinancing of borrowers with single-family mortgages having original LTV ratios of up to 125%. Relief Refinance Mortgage purchases are reflected in the loan characteristics table shown below. As a result, the LTV ratios of our single-family loan purchases were higher in the first quarter of 2010, as compared to the first quarter of 2009. In addition, the credit scores of borrowers associated with our purchases during the first quarter of 2010 were lower than those in the first quarter of 2009, which, in part, also reflects the inclusion of borrower credit statistics for Freddie Mac Relief Refinance Mortgagessm.

71	Freddie Mac

Table 46 provides characteristics of single-family mortgage loans purchased during the three months ended March 31, 2010 and 2009, and of our single-family credit guarantee portfolio at March 31, 2010 and December 31, 2009.

Table 46 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the
	Three Months Ended		Portfolio at
	March 31,		March 31,	December 31,
	2010	2009	2010	2009
Original LTV Ratio Range(2)

60% and below	30%	34%	24%	23%
Above 60% to 70%	16	18	16	16
Above 70% to 80%	37	40	44	45
Above 80% to 90%	9	6	8	8
Above 90% to 100%	6	2	7	8
Above 100%	2	—	1	—

Total	100%	100%	100%	100%

Weighted average original LTV ratio	69%	66%	71%	71%
Estimated Current LTV Ratio Range(3)

60% and below			29%	28%
Above 60% to 70%			12	12
Above 70% to 80%			16	16
Above 80% to 90%			15	16
Above 90% to 100%			10	10
Above 100% to 110%			6	6
Above 110% to 120%			4	4
Above 120%			8	8

Total			100%	100%

Weighted average estimated current LTV ratio			77%	77%
Credit Score(4)

740 and above	68%	73%	50%	50%
700 to 739	20	17	22	22
660 to 699	9	7	16	16
620 to 659	2	2	8	8
Less than 620	1	1	3	3
Not available	—	—	1	1

Total	100%	100%	100%	100%

Weighted average credit score	751	757	730	730
Loan Purpose

Purchase	21%	16%	34%	35%
Cash-out refinance	23	28	30	30
Other refinance(5)	56	56	36	35

Total	100%	100%	100%	100%

Property Type

1 unit	98%	99%	97%	97%
2-4 units	2	1	3	3

Total	100%	100%	100%	100%

Occupancy Type

Primary residence	92%	94%	91%	91%
Second/vacation home	5	4	5	5
Investment	3	2	4	4

Total	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the unpaid principal balance of the single-family credit guarantee portfolio. Structured Transactions with ending balances of $2 billion at both March 31, 2010 and December 31, 2009, are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchases we made during the first quarter of 2010 and includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.
(4)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(5)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.

72	Freddie Mac

Single-Family Mortgage Product Types

The primary mortgage products in our single-family credit guarantee portfolio are conventional first lien, fixed-rate mortgage loans. During 2009 and the first quarter of 2010, a higher proportion of our single-family mortgage purchases were of fixed-rate loans as compared to earlier periods, due to continued low interest rates for conventional mortgages which increased refinancing activity by borrowers that desire fixed-rate products as well as increased modification volume. Our loan modifications generally result in new terms that include fixed interest rates after modification.

The following paragraphs provide information on the interest-only and option ARM loans in our single-family credit guarantee portfolio. These types of loans have experienced significantly higher delinquency rates than other mortgage products. For more information, see “Higher Risk Loans in the Single-Family Credit Guarantee Portfolio” below.

Interest-Only Loans

At March 31, 2010, interest-only loans represented approximately 7% of the unpaid principal balance of our single-family credit guarantee portfolio. We purchased $0.3 billion and $0.2 billion of these loans during the three months ended March 31, 2010 and 2009, respectively. The average FICO score at origination associated with interest-only loans in our single-family credit guarantee portfolio was 720 at both March 31, 2010 and December 31, 2009, respectively. These loans have an initial period during which the borrower pays interest-only and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. We announced that as of September 1, 2010 we will no longer purchase interest-only loans.

Option ARM Loans

At March 31, 2010, option ARM loans represented approximately 1% of the unpaid principal balance of our single-family credit guarantee portfolio. Originations of option ARM loans in the market declined substantially since 2007, and we did not purchase option ARM loans in our single-family credit guarantee portfolio during the three months ended March 31, 2010. Most option ARM loans have initial periods during which the payment options are in place before the loans reach the initial end date and the terms are recast. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Other Categories of Single-Family Mortgage Loans

While we classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-Q, there is no universally accepted definition of subprime or Alt-A, and our classifications of such loans may differ from those used by other companies. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, LTV ratio, type of mortgage product and occupancy type.

Alt-A Loans

We implemented several changes in our underwriting and eligibility criteria in 2008 and 2009 to reduce our acquisition of certain higher-risk loan products, including Alt-A loans. As a result, we did not purchase any new single-family Alt-A mortgage loans in our single-family credit guarantee portfolio during the three months ended March 31, 2010, compared to $0.5 billion of Alt-A purchases for the three months ended March 31, 2009. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either a Freddie Mac Relief Refinance Mortgagesm or in another refinance mortgage program and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. However, in the event we purchase a refinanced mortgage in one of these programs that had been previously identified as Alt-A, such loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinanced loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancings not occurred.

We also invest in non-agency mortgage-related securities backed by single-family Alt-A loans. At March 31, 2010 and December 31, 2009, we held investments of $20.8 billion and $21.4 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. For more information on our exposure to Alt-A mortgage

73	Freddie Mac

loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Subprime Loans

While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Loans in the Single-Family Credit Guarantee Portfolio” below for further information). We estimate that approximately $4.4 billion and $4.5 billion in unpaid principal balance of collateral underlying our Structured Transactions at March 31, 2010 and December 31, 2009, respectively, were classified as subprime, based on our determination that they are also higher-risk loan types.

We generally categorize our investments in non-agency mortgage-related securities as subprime if they were labeled as subprime when we purchased them. At March 31, 2010 and December 31, 2009, we held $59.4 billion and $61.6 billion, respectively, in unpaid principal balances of non-agency mortgage-related securities backed by subprime loans. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Higher Risk Loans in the Single-Family Credit Guarantee Portfolio

Although we generally do not categorize loans in our single-family credit guarantee portfolio as prime or subprime, there are loan types we recognize as having higher risk characteristics. Table 47 presents information about certain categories of single-family mortgage loans within our single-family credit guarantee portfolio that we believe have certain higher risk characteristics. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%).

Table 47 — Credit Performance of Certain Higher Risk(1) Categories in the Single-Family Credit Guarantee Portfolio

	As of March 31, 2010
	Unpaid
	Principal	Estimated	Percentage	Delinquency
	Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$403.9	98%	3.5%	11.1%
Categories (individual characteristics):
Alt-A loans(5)	140.5	95%	3.4%	12.8%
Interest-only loans	122.6	107%	0.7%	18.5%
Option ARM loans(6)	10.5	113%	N/A	19.8%
Original LTV greater than 90% loans(7)	146.9	104%	3.6%	9.1%
Lower original FICO scores (less than 620)(7)	66.4	87%	7.1%	15.1%

	As of December 31, 2009
	Unpaid
	Principal	Estimated	Percentage	Delinquency
	Balance	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$413.3	97%	2.7%	10.8%
Categories (individual characteristics):
Alt-A loans(5)	147.9	94%	2.2%	12.3%
Interest-only loans	129.9	106%	0.2%	17.6%
Option ARM loans(6)	10.8	111%	N/A	17.9%
Original LTV greater than 90% loans(7)	144.4	104%	3.0%	9.1%
Lower original FICO scores (less than 620)(7)	67.7	87%	6.0%	14.9%

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of default than those with an individual characteristic.
(2)	See endnote (3) to “Table 46 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying our Structured Transactions for which we do not have servicing rights nor available data.
(4)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported delinquency rates.
(5)	Alt-A loans may not include loans that were previously classified as Alt-A and that have been refinanced as a Freddie Mac Relief Refinance Mortgagesm or in another refinance mortgage program.
(6)	Option ARM loans in our single-family credit guarantee portfolio underlie certain Structured Transactions and Structured Securities for which we do not retain the servicing rights and the loan modification data is not currently available to us.
(7)	See endnotes (2) and (4) to “Table 46 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our use of FICO scores, respectively.

74	Freddie Mac

Loans with one or more of the above attributes comprised approximately 22% of our single-family credit guarantee portfolio as of both March 31, 2010 and December 31, 2009. The total unpaid principal balance of loans in our single-family credit guarantee portfolio with one or more of these higher risk characteristics declined approximately 2% during the first quarter of 2010, from $413.3 billion as of December 31, 2009 to $403.9 billion as of March 31, 2010, and was principally due to liquidations resulting from repayments, payoffs, refinancing activity and other principal curtailments as well as those resulting from foreclosure events. However, the delinquency rates associated with these loans increased from 10.8% as of December 31, 2009 to 11.1% as of March 31, 2010.

Certain combinations of loan characteristics often can also indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency and default. However, our participation in these categories contributes to our performance under our affordable housing goals. Certain mortgage product types, such as interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of default than those same products without these characteristics. In addition, in years prior to 2006, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on first lien mortgages. A borrower who obtains a second lien mortgage, either at the time of origination or subsequently reduces the equity in their home to a lower level than if there were no second lien, thus increasing the default risk on the first lien. We obtain second lien information on loans we purchase only if the second lien mortgage was established at the time of origination. As of both March 31, 2010 and December 31, 2009 approximately 14% of loans in our single-family credit guarantee portfolio had second lien, third-party financing at the time of origination and we estimate that these loans comprised 20% and 21%, respectively, of our delinquent loans, based on unpaid principal balances.

75	Freddie Mac

Table 48 presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of March 31, 2010 and December 31, 2009.

Table 48 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of March 31, 2010
By Product Type	Current LTV(1) ≤ 80			Current LTV(1) of 81-100			Current LTV(1) > 100			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
30-year amortizing fixed-rate(5)	1.2%	4.5%	9.6%	0.8%	8.6%	17.0%	0.9%	17.4%	29.7%	2.9%	8.8%	16.5%
15-year amortizing fixed-rate	0.2	1.6	4.8	0.0	2.5	11.8	0.0	3.7	21.2	0.2	1.7	5.5
ARMs/adjustable-rate(6)	0.2	0.3	12.1	0.0	0.7	19.5	0.0	1.1	31.4	0.2	0.6	17.8
Interest only	0.0	0.8	18.3	0.1	1.3	27.7	0.1	2.1	44.0	0.2	1.7	35.5
Balloon/resets	0.0	0.2	17.2	0.0	1.2	18.6	0.0	0.9	24.2	0.0	0.5	18.2
FHA/VA	0.0	2.3	3.1	0.0	2.4	5.7	0.0	3.6	11.4	0.0	2.4	4.0
USDA Rural Development	0.0	5.3	13.9	0.0	2.4	10.2	0.0	2.1	10.2	0.0	2.8	10.9
Total FICO < 620	1.6	3.5	8.4	0.9	7.8	17.2	1.0	15.1	30.3	3.5	7.1	15.1

FICO of 620 to 659:
30-year amortizing fixed-rate(5)	2.6	2.5	5.5	1.7	4.7	10.5	1.9	10.5	21.4	6.2	5.0	10.7
15-year amortizing fixed-rate	0.6	0.8	2.8	0.1	1.0	7.1	0.0	1.8	13.3	0.7	0.8	3.2
ARMs/adjustable-rate(6)	0.1	0.1	6.0	0.1	0.5	13.6	0.1	0.9	26.9	0.3	0.4	13.9
Interest only	0.1	0.5	13.4	0.2	1.2	22.6	0.3	1.7	38.4	0.6	1.4	30.5
Balloon/resets	0.0	0.2	9.9	0.0	0.7	15.5	0.0	0.7	18.5	0.0	0.4	12.1
FHA/VA	0.0	0.6	0.9	0.0	0.3	2.3	0.0	0.5	4.3	0.0	0.6	1.8
USDA Rural Development	0.0	1.8	8.2	0.0	1.0	5.4	0.0	0.8	4.4	0.0	1.0	5.2
Total FICO of 620 to 659	3.4	1.9	4.9	2.1	4.2	11.1	2.3	8.9	23.2	7.8	4.0	10.4

FICO >= 660:
30-year amortizing fixed-rate(5)	38.0	0.3	1.1	18.3	0.9	3.0	10.1	3.5	10.2	66.4	0.9	2.8
15-year amortizing fixed-rate	11.4	0.1	0.4	0.9	0.1	1.4	0.2	0.5	5.9	12.5	0.1	0.5
ARMs/adjustable-rate(6)	1.6	0.0	1.8	0.8	0.2	5.9	0.8	0.5	17.4	3.2	0.1	6.1
Interest only	1.1	0.1	4.0	1.6	0.4	10.3	3.0	1.0	25.2	5.7	0.6	16.6
Balloon/resets	0.1	0.1	2.7	0.0	0.2	6.8	0.1	0.3	12.0	0.2	0.1	4.3
FHA/VA	0.0	0.1	0.8	0.0	0.0	0.4	0.0	0.1	0.9	0.0	0.1	0.7
USDA Rural Development	0.1	1.0	3.2	0.0	0.2	1.9	0.0	0.3	1.2	0.1	0.3	1.7
Total FICO >= 660	52.3	0.2	0.9	21.6	0.8	3.4	14.2	2.9	12.9	88.1	0.7	2.9

Total of FICO not available	0.4	1.7	5.0	0.1	2.8	14.6	0.1	8.3	28.1	0.6	2.2	10.1

All FICO:
30-year amortizing fixed-rate(5)	42.1	0.7	1.7	20.9	1.6	4.4	12.8	5.5	13.3	75.8	1.6	4.2
15-year amortizing fixed-rate	12.2	0.2	0.7	1.0	0.3	2.1	0.2	0.8	7.3	13.4	0.2	0.8
ARMs/adjustable-rate(6)	1.8	0.1	2.6	0.9	0.2	7.6	1.0	0.6	19.3	3.7	0.2	7.3
Interest only	1.3	0.2	5.0	1.8	0.5	12.0	3.4	1.1	27.2	6.5	0.7	18.5
Balloon/resets	0.2	0.1	4.0	0.0	0.3	8.5	0.0	0.4	13.2	0.2	0.2	5.7
FHA/VA	0.1	1.7	10.7	0.1	0.5	12.5	0.1	1.1	13.8	0.3	1.6	11.5
USDA Rural Development	0.0	2.0	6.5	0.0	0.7	3.9	0.1	0.7	3.2	0.1	0.8	3.9
Total Single-Family Credit Guarantee Portfolio(7)	57.7%	0.5%	1.5%	24.7%	1.4%	4.8%	17.6%	4.5%	15.5%	100.0%	1.2%	4.1%

76	Freddie Mac

	As of March 31, 2010
By Region(8)	Current LTV(1) ≤ 80			Current LTV(1) of 81-100			Current LTV(1) > 100			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
North Central	0.2%	3.5%	8.0%	0.2%	7.5%	15.0%	0.2%	14.6%	23.5%	0.6%	7.6%	14.2%
Northeast	0.5	3.8	10.0	0.3	9.2	21.1	0.1	18.0	31.9	0.9	6.9	15.2
Southeast	0.3	3.6	9.0	0.2	7.7	17.6	0.3	14.4	33.9	0.8	7.4	17.2
Southwest	0.3	3.7	6.7	0.1	7.9	14.4	0.1	16.0	23.8	0.5	5.8	10.0
West	0.3	2.8	7.3	0.1	5.8	18.4	0.3	14.4	34.6	0.7	7.5	19.0
Total FICO < 620	1.6	3.5	8.4	0.9	7.8	17.2	1.0	15.1	30.3	3.5	7.1	15.1

FICO of 620 to 659:
North Central	0.5	1.9	4.7	0.5	4.2	10.0	0.5	8.5	16.7	1.5	4.2	9.3
Northeast	1.1	1.9	5.4	0.5	5.0	13.7	0.3	10.4	22.4	1.9	3.7	9.5
Southeast	0.6	2.0	5.6	0.4	4.1	11.0	0.6	8.1	26.9	1.6	4.1	12.6
Southwest	0.6	2.2	3.9	0.3	4.1	8.8	0.1	8.6	14.9	1.0	3.2	6.1
West	0.6	1.4	4.4	0.4	3.5	12.6	0.8	9.5	27.8	1.8	4.7	14.3
Total FICO of 620 to 659	3.4	1.9	4.9	2.1	4.2	11.1	2.3	8.9	23.2	7.8	4.0	10.4

FICO >= 660:
North Central	8.8	0.2	0.8	4.8	0.8	2.9	2.5	2.4	7.5	16.1	0.6	2.2
Northeast	15.0	0.2	1.0	5.0	1.0	4.4	1.7	3.4	10.7	21.7	0.5	2.1
Southeast	7.6	0.3	1.2	4.0	0.7	3.3	3.6	2.4	15.2	15.2	0.7	4.2
Southwest	7.7	0.3	0.8	2.6	0.7	2.4	0.3	2.3	6.0	10.6	0.4	1.3
West	13.2	0.2	0.8	5.2	0.7	3.9	6.1	3.5	15.8	24.5	0.9	4.4
Total FICO >= 660	52.3	0.2	0.9	21.6	0.8	3.4	14.2	2.9	12.9	88.1	0.7	2.9

Total FICO not available	0.4	1.7	5.1	0.1	2.8	14.7	0.1	8.3	28.2	0.6	2.2	10.1

All FICO:
North Central	9.6	0.4	1.3	5.5	1.4	4.2	3.2	4.2	10.2	18.3	1.2	3.3
Northeast	16.7	0.5	1.6	5.8	1.8	6.2	2.2	5.7	14.3	24.7	1.0	3.2
Southeast	8.6	0.6	2.0	4.6	1.4	4.8	4.5	4.0	18.3	17.7	1.4	5.7
Southwest	8.6	0.6	1.4	3.1	1.6	4.0	0.5	5.2	10.1	12.2	1.0	2.3
West	14.2	0.3	1.1	5.7	1.0	4.9	7.2	4.7	18.0	27.1	1.4	5.5
Total Single-Family Credit Guarantee Portfolio(7)	57.7%	0.5%	1.5%	24.7%	1.4%	4.8%	17.6%	4.5%	15.5%	100.0%	1.2%	4.1%

77	Freddie Mac

	As of December 31, 2009
By Product Type	Current LTV(1) ≤ 80			Current LTV(1) of 81-100			Current LTV(1) > 100			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
30-year amortizing fixed-rate(5)	1.2%	4.0%	9.5%	0.9%	7.2%	16.6%	0.9%	14.9%	29.1%	3.0%	7.6%	16.2%
15-year amortizing fixed-rate	0.2	1.0	4.4	0.0	1.3	11.4	0.0	2.0	18.6	0.2	1.0	5.0
ARMs/adjustable-rate(6)	0.1	0.1	11.9	0.0	0.2	20.0	0.1	0.3	29.8	0.2	0.2	17.6
Interest only	0.0	0.2	17.9	0.1	0.2	27.1	0.1	0.8	44.2	0.2	0.5	35.4
Balloon/resets	0.0	0.0	15.5	0.0	0.5	18.4	0.0	0.0	27.2	0.0	0.1	17.3
FHA/VA	0.0	2.1	3.6	0.0	1.7	5.2	0.0	2.1	12.3	0.0	2.1	4.5
USDA Rural Development	0.0	6.0	15.0	0.0	1.9	12.3	0.0	2.0	11.4	0.0	2.7	12.3
Total FICO < 620	1.5	3.1	8.2	1.0	6.4	16.8	1.1	12.7	29.7	3.6	6.0	14.9

FICO of 620 to 659:
30-year amortizing fixed-rate(5)	2.6	2.2	5.3	1.8	3.7	10.0	1.8	8.3	20.4	6.2	4.1	10.3
15-year amortizing fixed-rate	0.6	0.5	2.6	0.1	0.5	5.9	0.0	1.4	11.9	0.7	0.5	2.9
ARMs/adjustable-rate(6)	0.1	0.1	5.8	0.2	0.2	13.2	0.1	0.4	25.2	0.4	0.2	13.3
Interest only	0.1	0.1	11.9	0.1	0.3	21.3	0.4	0.5	38.1	0.6	0.4	29.7
Balloon/resets	0.0	0.1	8.4	0.0	0.3	11.7	0.0	0.3	17.7	0.0	0.1	10.3
FHA/VA	0.0	0.6	1.3	0.0	0.3	3.3	0.0	0.5	3.2	0.0	0.5	2.0
USDA Rural Development	0.0	2.0	6.8	0.0	1.0	6.8	0.0	0.7	4.3	0.0	1.0	5.4
Total FICO of 620 to 659	3.4	1.6	4.7	2.2	3.3	10.6	2.3	6.9	22.3	7.9	3.2	10.1

FICO >= 660:
30-year amortizing fixed-rate(5)	36.2	0.3	1.0	19.4	0.6	2.8	10.1	2.2	9.4	65.7	0.6	2.6
15-year amortizing fixed-rate	11.3	0.0	0.4	1.0	0.1	1.3	0.2	0.2	4.9	12.5	0.0	0.5
ARMs/adjustable-rate(6)	1.6	0.0	1.7	0.8	0.1	5.5	0.9	0.1	16.4	3.3	0.0	5.8
Interest only	1.2	0.0	3.4	1.8	0.1	9.6	3.1	0.3	24.2	6.1	0.2	15.7
Balloon/resets	0.2	0.0	2.0	0.0	0.0	6.2	0.0	0.1	8.7	0.2	0.0	3.3
FHA/VA	0.0	0.1	1.1	0.0	0.0	0.5	0.0	0.1	0.6	0.0	0.1	0.8
USDA Rural Development	0.0	0.9	3.4	0.0	0.3	2.0	0.1	0.2	1.5	0.1	0.3	1.8
Total FICO >= 660	50.5	0.2	0.8	23.0	0.5	3.2	14.4	1.7	12.1	87.9	0.4	2.8

Total of FICO not available	0.4	1.6	4.8	0.1	2.3	14.1	0.1	7.4	28.9	0.6	2.0	7.5

All FICO:
30-year amortizing fixed-rate(5)	40.2	0.6	1.7	22.1	1.2	4.1	12.9	4.0	12.5	75.2	1.3	4.0
15-year amortizing fixed-rate	12.1	0.1	0.6	1.1	0.1	1.9	0.2	0.4	6.1	13.4	0.1	0.7
ARMs/adjustable-rate(6)	1.8	0.0	2.5	1.1	0.1	7.1	1.0	0.2	18.2	3.9	0.1	6.9
Interest only	1.3	0.0	4.2	2.0	0.1	11.2	3.6	0.3	26.4	6.9	0.2	17.6
Balloon/resets	0.3	0.0	3.1	0.0	0.0	7.5	0.0	0.1	10.6	0.3	0.0	4.5
FHA/VA	0.1	1.7	10.7	0.0	0.4	12.9	0.1	0.7	15.2	0.2	1.3	11.8
USDA Rural Development	0.0	2.2	6.6	0.0	0.7	4.7	0.1	0.6	3.5	0.1	0.8	4.3
Total Single-Family Credit Guarantee Portfolio(7)	55.8%	0.4%	1.4%	26.3%	1.0%	4.6%	17.9%	3.2%	14.8%	100.0%	0.9%	4.0%

78	Freddie Mac

	As of December 31, 2009
By Region(8)	Current LTV(1) ≤ 80			Current LTV(1) of 81-100			Current LTV(1) > 100			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
North Central	0.2%	3.0%	7.9%	0.3%	6.4%	14.8%	0.2%	12.7%	23.6%	0.7%	6.7%	14.2%
Northeast	0.5	3.1	9.4	0.2	7.3	20.3	0.2	14.6	30.4	0.9	5.7	14.7
Southeast	0.3	3.1	9.1	0.2	6.6	18.0	0.3	12.4	33.6	0.8	6.3	17.0
Southwest	0.3	3.4	6.5	0.1	6.4	13.3	0.1	13.7	22.0	0.5	5.3	9.8
West	0.2	2.4	7.3	0.2	4.3	18.3	0.3	11.6	34.8	0.7	5.9	18.7
Total FICO < 620	1.5	3.1	8.2	1.0	6.4	16.8	1.1	12.7	29.7	3.6	6.0	14.9

FICO of 620 to 659:
North Central	0.5	1.5	4.5	0.5	3.4	9.6	0.5	6.9	16.5	1.5	3.5	9.2
Northeast	1.0	1.5	5.0	0.5	3.7	12.3	0.4	7.8	21.3	1.9	2.9	8.9
Southeast	0.7	1.7	5.5	0.4	3.2	11.3	0.6	6.5	26.0	1.7	3.3	12.2
Southwest	0.6	1.9	3.6	0.4	3.2	8.0	0.1	6.9	13.6	1.1	2.8	5.8
West	0.6	1.2	4.3	0.4	2.4	12.5	0.7	6.8	27.5	1.7	3.3	13.9
Total FICO of 620 to 659	3.4	1.6	4.7	2.2	3.3	10.6	2.3	6.9	22.3	7.9	3.2	10.1

FICO >= 660:
North Central	8.3	0.2	0.8	5.1	0.5	2.7	2.7	1.6	7.0	16.1	0.4	2.1
Northeast	14.3	0.2	0.8	5.4	0.6	3.7	1.9	2.0	10.0	21.6	0.3	1.9
Southeast	7.8	0.2	1.2	4.1	0.5	3.6	3.4	1.5	14.6	15.3	0.5	4.0
Southwest	6.8	0.2	0.7	3.2	0.5	2.0	0.6	1.4	4.9	10.6	0.4	1.2
West	13.3	0.1	0.7	5.2	0.3	3.9	5.8	1.9	15.6	24.3	0.5	4.2
Total FICO >= 660	50.5	0.2	0.8	23.0	0.5	3.2	14.4	1.7	12.1	87.9	0.4	2.8

Total FICO not available	0.4	1.6	4.8	0.1	2.3	14.1	0.1	7.4	28.9	0.6	2.0	7.5

All FICO:
North Central	9.1	0.3	1.3	5.8	1.1	3.9	3.4	3.2	9.8	18.3	1.0	3.2
Northeast	16.0	0.4	1.5	6.2	1.2	5.4	2.4	3.9	13.5	24.6	0.8	3.0
Southeast	8.8	0.5	2.0	4.8	1.1	5.2	4.3	3.0	17.8	17.9	1.1	5.6
Southwest	7.7	0.5	1.3	3.8	1.1	3.4	0.8	3.8	8.6	12.3	0.9	2.2
West	14.2	0.2	1.1	5.7	0.6	5.0	7.0	2.9	17.8	26.9	0.9	5.3
Total Single-Family Credit Guarantee Portfolio(7)	55.8%	0.4%	1.4%	26.3%	1.0%	4.6%	17.9%	3.2%	14.8%	100.0%	0.9%	4.0%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 46 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on unpaid principal balance of the single-family credit guarantee portfolio. Those categories shown as 0.0% represent less than 0.1% of the loan balance of the single-family credit guarantee portfolio.
(3)	See endnote (3) to “Table 47 — Credit Performance of Certain Higher Risk Categories in the Single-Family Credit Guarantee Portfolio.”
(4)	Based on the number of mortgages 90 days or more delinquent or in foreclosure in our single-family credit guarantee portfolio. Structured Transactions with ending balances of $2 billion are included in the single-family credit guarantee portfolio total, but are excluded at March 31, 2010 and December 31, 2009, in the product and regional detail rates since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data is not available. See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported delinquency rates.
(5)	Includes 40-year and 20-year mortgage loans.
(6)	Includes option ARM mortgage loans.
(7)	The total of all FICO categories may not sum due to the inclusion of loans where FICO is not available in the respective total for all loans. See endnote (4) to “Table 46 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our use of FICO scores.
(8)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

79	Freddie Mac

Portfolio Management Activities

Credit Enhancements

Our charter generally requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. In addition, for some mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements. In many cases, the lender’s or third party’s risk is limited to a specific level of losses at the time the credit enhancement becomes effective. At both March 31, 2010 and December 31, 2009, our credit-enhanced mortgages and mortgage-related securities represented approximately 16% of the $2.0 trillion of the unpaid principal balance of our total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities, that portion of issued Structured Securities that is backed by Ginnie Mae Certificates and Structured Transactions, including those backed by HFA bonds. We exclude non-Freddie Mac mortgage-related securities since we do not service the underlying loans. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for additional information on credit enhancement coverage of our investments in non-Freddie Mac mortgage-related securities. We exclude that portion of Structured Securities backed by Ginnie Mae Certificates and HFA bonds because we consider the incremental credit risk to which we are exposed to be insignificant. Although many of our Structured Transactions are credit enhanced, we discuss the credit enhancement coverage information separately below due to the use of subordination in many of the securities’ structures.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Other types of credit enhancement that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. As shown in the table below, the unpaid principal balance of single-family loans covered by pool insurance declined during the first quarter of 2010 since we reached the maximum limit of recovery on certain of these contracts. In certain other instances, the cumulative losses we incurred as of March 31, 2010 combined with our expectations of potential future claims will likely exceed the maximum limit of loss allowed by the policy. See “Institutional Credit Risk — Mortgage Insurers” for further discussion about our mortgage loan insurers.

Table 49 provides information on coverage and maximum amounts of potential loss recovery by type of credit enhancement on loans in our single-family credit guarantee and multifamily mortgage portfolios.

Table 49 — Credit Protection and Other Forms of Recourse(1)

	Unpaid Principal at		Maximum Coverage at
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in millions)

Single-family:
Primary mortgage insurance	$234,984	$239,339	$57,134	$58,226
Lender recourse and indemnifications	12,829	13,075	10,959	11,083
Pool insurance	66,496	71,202	3,568	3,649
HFA indemnification(2)	9,487	3,915	3,320	1,370
Other credit enhancements	819	848	266	271

Total	$324,615	$328,379	$75,247	$74,599

Multifamily:
HFA indemnification(2)	$1,991	$405	$697	$142
Other credit enhancements	11,017	10,962	3,018	2,989

Total	$13,008	$11,367	$3,715	$3,131

(1)	Includes the credit protection associated with unsecuritized mortgage loans, mortgage loans within our consolidated trusts, and mortgage loans of our non-consolidated mortgage guarantees. Excludes credit enhancements related to Structured Transactions, which had unpaid principal balances that totaled $27.1 billion and $26.5 billion at March 31, 2010 and December 31, 2009, respectively. Prior periods have been revised to conform to the current period presentation.
(2)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (i.e., FHA, VA and USDA). The total unpaid principal balance of these loans was $5.4 billion and $3.9 billion as of March 31, 2010 and December 31, 2009, respectively. Certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At March 31, 2010 and December 31, 2009, the unpaid principal balance of Structured Transactions with subordination coverage was $4.4 billion and $4.5 billion, respectively, and the average subordination coverage on these securities was 17%, at both dates.

80	Freddie Mac

The delinquency rates associated with single-family Structured Transactions categorized as pass-through structures increased from 4.5% at December 31, 2009 to 5.2% at March 31, 2010. We increased our provision for credit losses on these loans during the first quarter of 2010. We recognized credit losses on Structured Transactions of $111 million and $53 million for the first quarters of 2010 and 2009, respectively, and the majority of these related to Structured Transactions with pass-through structures. We continue to work with the servicers of the loans underlying our Structured Transactions on their loss mitigation efforts. See “Institutional Credit Risk — Mortgage Seller/Servicers” for further information.

We may also use credit enhancements to mitigate risk of loss on certain multifamily mortgages and revenue bonds. The total unpaid principal balance of our multifamily mortgage portfolio for which we have credit enhancement coverage was $13.0 billion and $11.4 billion as of March 31, 2010 and December 31, 2009, respectively, and we had maximum potential coverage on these loans of $3.7 billion and $3.1 billion, respectively.

Loss Mitigation Activities

Loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. Our single-family loss mitigation strategy emphasizes early intervention in delinquent mortgages and providing alternatives to foreclosure. For more detailed explanation of the types of foreclosure alternatives, see “MD&A — RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Loss Mitigation Activities” in our 2009 Annual Report.

We are currently focusing our loan modification efforts on HAMP. If a borrower is not eligible for a HAMP modification, the loan is considered for modification under our other loan modification programs. In the second quarter of 2010, we expect to implement additional streamlined modification processes and other modification alternatives for borrowers that drop out of the HAMP trial period. These non-HAMP modification programs are intended to minimize the need for any additional documentation. We will pay servicer incentive fees that may differ in amount from the incentive fees that are paid under HAMP. If the borrower is not eligible for any such programs, the borrower will be considered for other foreclosure alternatives, such as a pre-foreclosure sale, including those borrowers who are eligible under HAFA. For more information on HAMP and other MHA program activities, including new guidelines issued by Treasury in January 2010, see “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” in our 2009 Annual Report and this Form 10-Q.

We devote significant internal resources to the implementation of our various loss mitigation activities, including our initiatives under the MHA Program, and incur significant expenses. It is not possible at present to estimate whether, and the extent to which, costs incurred in the near term, will be offset by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these activities.

81	Freddie Mac

Table 50 presents our single-family foreclosure alternative volumes for the three months ended March 31, 2010 and 2009, respectively.

Table 50 — Single-Family Foreclosure Alternatives(1)

	Three Months Ended
	March 31,
	2010	2009
	(number of loans)

Loan modifications:
with no change in terms(2)	726	1,816
with change in terms	33,948	22,807
with change in terms and principal forbearance	9,402	—

Total loan modifications(3)	44,076	24,623
Repayment plans(4)	8,761	10,459
Forbearance agreements(5)	8,858	1,448
Pre-foreclosure sales	9,619	3,093

Total foreclosure alternatives	71,314	39,623

	Three Months Ended
	March 31,
	2010	2009
	(loan balances,
	in millions)

Loan modifications(3)	$9,823	$4,905
Forbearance agreements	$1,856	$191
Pre-foreclosure sales	$2,165	$709

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. The reported volumes for the first quarter of 2009 exclude Structured Transactions and non-securitized mortgage-related financial guarantees, whereas the first quarter 2010 excludes only non-consolidated Structured Transactions and other mortgage-related financial guarantees. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. These categories are not mutually exclusive and a loan in the forbearance agreement category may also be included within another category (see endnote 5).
(2)	Under this modification type, past due amounts are added to the principal balance of the original contractual loan amount.
(3)	Based on the number of modifications offered by our servicers and accepted, or acknowledged by us and the borrower during the period. Includes completed loan modifications under HAMP for the three months ended March 31, 2010; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(4)	Represents the number of borrowers that have completed the full term of a repayment plan for past delinquent amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 21,358 and 24,558 borrowers as of March 31, 2010 and 2009, respectively.
(5)	Many borrowers complete a forbearance agreement before beginning the trial period of HAMP or before another foreclosure alternative is pursued or completed. Our reported activity has been revised such that we only report activity for a single loan in one foreclosure alternative category during each quarterly period; however, a single loan may be reported under different foreclosure alternatives in separate periods.

We had significant increases in loan modifications as well as pre-foreclosure sales during the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009. These higher activity volumes reflect our efforts to assist at-risk and delinquent borrowers and we expect continued volume growth during 2010.

Since it was introduced in the second quarter of 2009, we have focused our loan modification efforts on HAMP. Approximately 49,000 borrowers had completed modifications in the HAMP process as of March 31, 2010, as compared to approximately 14,000 as of December 31, 2009. FHFA reported that approximately 203,000 of our loans were in active trial periods or were modified under HAMP as of February 28, 2010. Unlike the MHA Program administrator’s data, FHFA’s HAMP information includes: (a) loans in the trial period regardless of the first payment date; and (b) modifications that are pending the borrower’s acceptance. Based on information reported by the MHA Program administrator, approximately 149,000 of our loans were in the HAMP trial period as of March 31, 2010 and approximately one-half of these loans had been in the trial period for more than three months.

The completion rate for HAMP modifications, which is the percentage of borrowers that successfully exit the trial period and receive final modifications, remains uncertain primarily due to the challenges faced by servicers in implementing this program and the difficulty of obtaining income and other documentation from borrowers. Guidelines for HAMP provide that, beginning with trial periods that take effect on or after June 1, 2010, borrowers must provide income documentation before entering into a HAMP trial period. However, we have urged our servicers to implement this requirement sooner, if possible.

Beginning March 7, 2009, we began suspension of foreclosure transfers of owner-occupied homes where the borrower may be eligible to receive a loan modification under the MHA Program. The MHA Program further restricts foreclosure while the borrower is being evaluated for HAMP and during the borrower’s trial period.

We increased our efforts to complete pre-foreclosure sale transactions during the first quarter of 2010. The number of completed pre-foreclosure sales during the first quarter of 2010 was 9,619, compared to 3,093 in the first

82	Freddie Mac

quarter of 2009. We expect that the growth in pre-foreclosure sales will continue in 2010, in part due to our implementation of HAFA in the second quarter of the year. HAFA is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in “short sales,” if such borrowers did not participate in trial periods, failed to complete their trial period or defaulted on their modified loan. In a short sale, the owner sells the home and the lender accepts proceeds that are less than the outstanding mortgage indebtedness. The program also provides a process for borrowers to convey title to their homes through a deed-in-lieu of foreclosure. In both cases, the program will offer incentives to the servicer and the borrower. We will pay certain incentive fees to servicers of and borrowers under mortgages that we own or guarantee that become the subject of HAFA short sales. We will not receive reimbursement of these fees from Treasury. A borrower who does not qualify for a HAFA short sale may qualify for a non-HAFA short sale. We have historically paid and may continue to pay incentive fees for non-HAFA short sales, in amounts that may differ from those paid in HAFA short sales.

Credit Performance

Delinquencies

We revised our method of presenting delinquency rate information in MD&A. Under the revised method, as described below, we no longer exclude Structured Transactions backed by single-family loans. We also report multifamily loans as delinquent when they are 60 days past due, instead of the previous 90 days. Prior period delinquency rates have been revised to conform to the current presentation.

We report single-family delinquency rate information based on the number of loans that are 90 days or more past due and those in the process of foreclosure. For multifamily loans, we report delinquency rates based on the unpaid principal balance of mortgage loans that are 60 days or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent for purposes of reporting delinquency rates if the borrower is less than 60 days (multifamily) or 90 days (single-family) delinquent under the modified terms. Our single-family and multifamily delinquency rates include all single-family and multifamily loans that we own, that are collateral for our PCs and Structured Securities and for which we issue a non-securitized financial guarantee, except as follows:

•	We exclude that portion of our Structured Securities and other mortgage-related financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on these securities by the U.S. government.

•	We exclude Structured Transactions from multifamily delinquency rates, except as indicated otherwise, because these are backed by non-Freddie Mac securities, and, consequently, we do not service the underlying loans. Structured Transactions backed by multifamily mortgage loans represented approximately 4% and 3% of our multifamily mortgage portfolio at March 31, 2010 and December 31, 2009, respectively. The delinquency rate of multifamily Structured Transactions, excluding those backed by HFA bonds, was 0.19% and 0.25% at March 31, 2010 and December 31, 2009, respectively.

Temporary actions to suspend foreclosure transfers of occupied homes as well as the longer foreclosure process timeframes of certain states (including Florida) caused our single-family delinquency rates to increase more rapidly in 2009 and the first quarter of 2010 than they would have otherwise, as loans that would have been foreclosed have instead remained in delinquent status. In general, suspension or delays of foreclosure transfers and any imposed delays in the foreclosure process by regulatory or governmental agencies will cause our delinquency rates to rise. Our single-family delinquency rates are also adversely affected by the large number of borrowers who participate in HAMP, since many of these loans are counted as delinquent while in the trial period. Although delinquency rates of our single-family credit guarantee portfolio continued to increase during the first quarter of 2010, the rate of increase in new delinquencies has moderated.

83	Freddie Mac

Table 51 presents delinquency rates for our single-family credit guarantee and multifamily mortgage portfolios.

Table 51 — Delinquency Rates

	March 31, 2010		December 31, 2009
	Percent of	Delinquency	Percent of	Delinquency
	Portfolio	Rate(1)	Portfolio	Rate(1)

Single-family:
Non-credit-enhanced	84%	3.18%	84%	3.02%
Credit-enhanced	16	8.87	16	8.68

Total single-family credit guarantee portfolio	100%	4.13	100%	3.98

Multifamily:
Non-credit-enhanced	89%	0.13	89%	0.07
Credit-enhanced	11	1.11	11	1.13

Total multifamily mortgage portfolio	100%	0.24	100%	0.19

(1)	Single-family rates are based on the number of loans 90 days or more delinquent and include Structured Transactions whereas multifamily rates are based on the unpaid principal balances of loans 60 days or more delinquent and exclude Structured Transactions. Prior period multifamily delinquency rates have been revised to conform to the current year presentation. See “Portfolio Management Activities — Credit Performance — Delinquencies” for further information about our reported delinquency rates.

Delinquency rates for nearly all single-family mortgage product types increased during the first quarter of 2010, but were most significant for interest-only, Alt-A and option ARM mortgage loans. Delinquency rates for interest-only and option ARM products, which together represented approximately 8% of our total single-family credit guarantee portfolio at March 31, 2010, increased to 18.5% and 19.8% at March 31, 2010, respectively, compared with 17.6% and 17.9% at December 31, 2009, respectively. Delinquency rates of single-family 30-year, fixed-rate amortizing loans, which is a more traditional mortgage product, increased to 4.2% at March 31, 2010 as compared to 4.0% at December 31, 2009.

During 2009 and the first quarter of 2010, home prices in certain regions and states improved modestly, but remained weak overall due to significant inventories of unsold homes in every region of the U.S. In some geographical areas, particularly in certain states within the West, Southeast and Northeast regions, home price declines of the past three years combined with higher rates of unemployment resulted in significant increases in delinquency rates. See “Table 48 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” and “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information. We also continued to experience higher rates of delinquency on single-family loans originated between 2006 and 2008, as changes in other financial institutions’ underwriting standards allowed for the origination of significant amounts of higher risk mortgage products during that period. In addition, those borrowers are more susceptible to the recent declines in home prices than those homeowners that have built equity over time.

84	Freddie Mac

The table below presents delinquency information on our single-family credit guarantee and multifamily mortgage portfolios by year of origination.

Table 52 — Single-Family Credit Guarantee and Multifamily Mortgage Portfolios by Year of Origination

	March 31, 2010			December 31, 2009
	Percent		Cumulative	Percent		Cumulative
	of UPB	Delinquency Rate(1)	Default Rate(2)	of UPB	Delinquency Rate(1)	Default Rate(2)

Single-Family:
Year of Origination
2004 and prior	26%	2.34%	N/A	28%	2.20%	N/A
2005	11	5.68	1.93%	12	5.24	1.63%
2006	10	9.99	3.20	11	9.35	2.70
2007	14	11.24	2.80	14	10.47	2.24
2008	11	3.92	0.54	12	3.38	0.37
2009	25	0.08	—	23	0.05	—
2010	3	—	—	—	—	—

Total	100%	4.13		100%	3.98

Multifamily:
Year of Origination
2004 and prior	19%	0.25%		19%	0.08%
2005	8	—		8	—
2006	12	0.06		12	0.16
2007	22	0.80		22	0.56
2008	24	0.07		24	0.13
2009	13	—		15	—
2010	2	—		—	—

Total	100%	0.24		100%	0.19

(1)	Single-family rates are based on the number of loans 90 days or more delinquent whereas multifamily rates are based on the unpaid principal balances of loans 60 days or more delinquent. Prior period multifamily delinquency rates have been revised to conform to the current year presentation.
(2)	Represents the cumulative transition rate of loans to a default event, and is calculated for each year of origination as the number of loans that have proceeded to foreclosure acquisition or other disposition events during the period from origination to March 31, 2010 and December 31, 2009, respectively, excluding loan defaults without loss due to our full recovery from either seller repurchase or preforeclosure sales and liquidations through voluntary pay-off and repurchases, divided by the number of loans in our single-family credit guarantee portfolio. Excludes certain Structured Transactions for which data is unavailable. Cumulative default rate is applicable to single-family only.

At March 31, 2010, approximately 25% of our single-family credit guarantee portfolio consisted of mortgage loans originated in 2009. These loans experienced significantly better delinquency trends at this stage than did the 2006, 2007 and 2008 vintage years, which we believe reflects recent improvements in our underwriting standards. Mortgage loans originated in 2006 through 2008, and to a lesser extent 2005, experienced higher delinquency rates in the earlier years of their terms as compared to our historical experience. Our single-family credit guarantee portfolio was positively affected by low interest rates and high refinance activity in 2009 and the first quarter of 2010. As a result, our new purchases during these periods contained a relatively higher composition of fixed-rate amortizing mortgage loans than earlier years. Loans originated in 2010 comprise 3% of our single-family credit guarantee portfolio and had an average original LTV ratio of 69% and an average borrower credit score of 751.

85	Freddie Mac

Table 53 provides delinquency information by attribute of our multifamily mortgage portfolio as of March 31, 2010 and December 31, 2009.

Table 53 — Multifamily Mortgage Portfolio — by Attribute(1)

	Percentage of		Delinquency Rate(2)
	Portfolio at		(60 days or more) at
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Original LTV Ratio(3)

Below 75%	64%	64%	0.14%	0.06%
75% to 80%	29	29	0.18	0.13
Above 80%	7	7	1.53	1.63

Total	100%	100%	0.24%	0.19%

Weighted average LTV ratio at origination	70%	70%

Geographic Distribution

California	18%	18%	—%	—%
Texas	12	12	0.71	0.26
New York	8	9	—	—
Virginia	6	5	—	—
Florida	6	5	—	0.35
Georgia	5	5	0.79	0.67
All other states	45	46	0.27	0.23

Total	100%	100%	0.24%	0.19%

Maturity Date

2010	2%	2%	1.86%	0.21%
2011	3	3	—	—
2012	4	5	—	—
2013	7	7	—	—
2014	9	9	0.09	—
Beyond 2014	75	74	0.28	0.25

Total	100%	100%	0.24%	0.19%

(1)	Based on unpaid principal balance of the multifamily mortgage portfolio, which includes multifamily loans underlying issued PCs and Structured Securities. As of March 31, 2010 and December 31, 2009, the multifamily mortgage portfolio was approximately $97.6 billion and $98.6 billion, respectively, which excludes securities and guarantees backed by HFA bonds and multifamily Structured Transactions.
(2)	Based on unpaid principal balances. Prior period has been revised to conform to the current period presentation.
(3)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.

Our multifamily mortgage portfolio delinquency rate, excluding Structured Transactions, increased to 0.24% at March 31, 2010 from 0.19% at December 31, 2009. As of March 31, 2010, approximately half of our multifamily loans 60 days or more delinquent (measured both in terms of number of loans and a UPB basis) have credit enhancement that we believe will mitigate our expected losses on those loans. The two key apartment market fundamentals, monthly rental and occupancy rates, were essentially unchanged in the first quarter of 2010, representing stabilization after several quarters of decline. Market fundamentals for multifamily properties that we monitor experienced the greatest stress during the first quarter of 2010 in certain states in the Southeast and West regions. We experienced an increase in the number of borrowers seeking assistance or modification of loan terms.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 11% and 8% as of March 31, 2010 and December 31, 2009, respectively, based on the latest available information for these properties, and the delinquency rate for these loans was 1.3% for both periods. For further information on credit concentrations in our multifamily mortgage portfolio, see “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements.

Non-Performing Assets

Non-performing assets consist of non-performing loans that have undergone a troubled debt restructuring, loans that are more than 90 days past due or in foreclosure, multifamily loans that are deemed impaired based on management’s judgment and are at least 30 days delinquent and REO assets, net. Troubled debt restructurings are a type of loan modification in which the changes to the contractual terms result in concessions to borrowers that are experiencing financial difficulties. We classify loans as non-performing and place them on nonaccrual status when we believe collectibility of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. Interest income on nonaccrual loans is recognized on a cash basis. There were no loans 90 days or more past due for which we continued to accrue interest in the first quarter of 2010. Table 54 provides detail of non-performing assets on our consolidated balance sheets.

86	Freddie Mac

Table 54 — Non-Performing Assets(1)

	March 31,	December 31,	March 31,
	2010	2009	2009
	(dollars in millions)

Non-performing mortgage loans — on balance sheet:
Single-family troubled debt restructurings:
Reperforming or less than 90 days delinquent	$8,493	$711	$618
90 days or more delinquent	1,560	477	250
Multifamily troubled debt restructurings	233	229	140

Total troubled debt restructurings	10,286	1,417	1,008
Other single-family non-performing loans(2)(3)	98,139	12,106	7,927
Other multifamily non-performing loans	129	91	41

Total non-performing mortgage loans — on balance sheet	108,554	13,614	8,976

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,887	85,395	49,881
Multifamily loans	203	218	108

Total non-performing mortgage loans — off-balance sheet(3)	2,090	85,613	49,989

Real estate owned, net	5,468	4,692	2,948

Total non-performing assets	$116,112	$103,919	$61,913

Loan loss reserves as a percentage of our non-performing mortgage loans	33.3%	34.1%	38.7%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	5.8%	5.2%	3.2%

(1)	Mortgage loan amounts are based on unpaid principal balances and REO, net is based on carrying values.
(2)	Represents loans recognized by us on our consolidated balance sheets, including loans purchased from PC trusts due to the borrower’s delinquency.
(3)	The significant increase in other single-family non-performing loans — on balance sheet and the significant decrease in the non-performing single-family mortgage loans-off-balance sheet from December 31, 2009 to March 31, 2010 is primarily related to the adoption of amendments of the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for further information.

The amount of non-performing assets increased to approximately $116.1 billion at March 31, 2010, from $103.9 billion at December 31, 2009, due to continued weak home prices and employment market, extended foreclosure timelines in many states and constraints on servicers’ capacity to service high volumes of delinquent loans. The unpaid principal balance of loans categorized as a troubled debt restructuring increased to $10.3 billion at March 31, 2010 from $1.4 billion as of December 31, 2009, due to a significant increase in loan modifications during the first quarter of 2010 in which we decreased the contractual interest rate, deferred the balance on which contractual interest is computed, or made a combination of both of these changes. Many of the completed modifications during the first quarter of 2010 were those under HAMP, but an increasing number of our non-HAMP modifications have similar reductions in interest terms. In addition, HAMP and other programs depressed the rate at which loans transition to REO, which caused us to build up a substantial backlog of non-performing loans in 2009 and the first quarter of 2010. Growth in non-performing assets was less pronounced during the first quarter of 2010 than the last several quarters, but we expect our non-performing assets, including loans deemed troubled debt restructurings, to continue to increase in 2010.

Table 55 provides detail by region for REO activity. Our REO activity relates almost entirely to single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends of our single-family credit guarantee portfolio. See “Table 48 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” and “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” to our consolidated financial statements for additional information about regional delinquency rates.

87	Freddie Mac

Table 55 — REO Activity by Region(1)

	Three Months Ended
	March 31,
	2010	2009
	(number of units)

REO Inventory
Beginning property inventory	45,052	29,346
Adjustment to beginning balance(2)	1,340	—
Properties acquired by region:
Northeast	2,644	1,123
Southeast	8,034	3,555
North Central	7,199	2,754
Southwest	3,090	1,659
West	8,449	4,898

Total properties acquired	29,416	13,989

Properties disposed by region:
Northeast	(1,912)	(1,240)
Southeast	(5,262)	(3,038)
North Central	(4,897)	(3,478)
Southwest	(2,332)	(1,545)
West	(7,566)	(4,883)

Total properties disposed	(21,969)	(14,184)

Ending property inventory	53,839	29,151

(1)	See “Table 48 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting standard for consolidation of VIEs on January 1, 2010.

Our REO property inventory increased 20% during the first quarter of 2010 due to increased levels of foreclosures associated with borrowers that did not qualify or that did not successfully complete a modification. We pursue non-HAMP modifications of loans for eligible borrowers when those borrowers do not qualify for HAMP.

During 2009 and the first quarter of 2010, we experienced a significant increase in the number of delinquent loans in our single-family credit guarantee portfolio. However, due to the effect of HAMP, our suspensions of foreclosure transfers and other programs, many of these loans have not yet transitioned to REO, or their transition to REO was delayed. This resulted in a substantial backlog of non-performing loans, and also slowed the rate of growth of our REO inventory in 2009. In 2010, we expect many of these loans will not complete the modification process or may redefault and result in a foreclosure transfer. Consequently, we expect our REO activity to continue to increase in 2010.

Our single-family REO acquisitions during the first quarter of 2010 have been most significant in the states of California, Florida, Arizona, Michigan, Illinois and Georgia. The West region represents approximately 29% of the new REO acquisitions during the three months ended March 31, 2010, based on the number of units, and the highest concentration in that region is in the state of California. At March 31, 2010, our REO inventory in California comprised approximately 23% of our total REO property inventory, based on loan amount prior to acquisition.

88	Freddie Mac

Credit Loss Performance

Many loans that are delinquent or in foreclosure result in credit losses. Table 56 provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

Table 56 — Credit Loss Performance

	Three Months Ended
	March 31,
	2010	2009
	(dollars in millions)

REO
REO balances, net:
Single-family	$5,411	$2,908
Multifamily	57	40

Total	$5,468	$2,948

REO operations expense:
Single-family	$156	$306
Multifamily	3	—

Total	$159	$306

Charge-offs:(1)
Single-family:
Charge-offs, gross (including $3.25 billion and $1.33 billion relating to loan loss reserve, respectively)	$3,367	$1,366
Recoveries(2)	(616)	(354)

Single-family, net	$2,751	$1,012

Multifamily:
Charge-offs, gross (including $18 million and $2 million relating to loan loss reserve, respectively)	$18	$2
Recoveries(2)	—	—

Multifamily, net	$18	$2

Total charge-offs:
Charge-offs, gross (including $3.27 billion and $1.33 billion relating to loan loss reserves, respectively)	$3,385	$1,368
Recoveries(2)	(616)	(354)

Total charge-offs, net	$2,769	$1,014

Credit losses:(3)
Single-family	$2,907	$1,318
Multifamily	21	2

Total	$2,928	$1,320

Total in basis points(4) (annualized)	59.5	27.7

(1)	Represents the amount of the unpaid principal balance of a loan that has been discharged, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. The amount of charge-offs for credit loss performance is generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes interest forgone on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of operations, including losses on loans purchased and losses on certain credit guarantees.
(4)	Calculated as annualized credit losses divided by the average total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance is a historic metric that generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in time from the implementation of loss mitigation activities until the final resolution of delinquent mortgage loans as well as the disposition of non-performing assets. Our credit loss performance is based on our charge-offs and REO expenses and differs from our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase during 2010, as our troubled debt restructuring, pre-foreclosure sales and REO acquisition volume will likely remain high and market conditions, such as home prices and the rate of home sales, continue to remain weak, which may cause our loss severity rates to remain relatively high.

Single-family charge-offs, gross, for the three months ended March 31, 2010 increased to $3.4 billion, compared to $1.4 billion for the three months ended March 31, 2009, primarily due to an increase in the volume of foreclosure transfers and continued weakness of residential real estate markets. We expect our charge-offs will continue to increase in the remainder of 2010.

89	Freddie Mac

Average loss severity rates on loans that transition to a loss event, such as a pre-foreclosure sale or foreclosure transfer were 39.0% during the first quarter of 2010, as compared to 36.7% during the first quarter of 2009. Our per-property loss rates during the first quarter of 2010 continued to be more severe in California, Florida, Nevada and Arizona than most other states. In addition, although Alt-A loans comprise approximately 7% of our single-family credit guarantee portfolio as of March 31, 2010, these loans have contributed approximately 42% of our credit losses during the three months ended March 31, 2010.

Table 57 presents the credit loss concentration of loans in our single-family credit guarantee portfolio for the three months ended March 31, 2010 and 2009.

Table 57 — Single-Family Credit Loss Concentration Analysis

	Unpaid Principal Balance(1)		Credit Losses(2)
	As of March 31,		Three Months Ended
	2010	2009	March 31, 2010	March 31, 2009
	(in billions)		(in millions)

Year of origination:
2010	$48	$—	$—	$—
2009	462	90	5	—
2008	211	281	157	31
2007	255	330	952	460
2006	193	258	864	499
2005	217	272	652	196
All other	494	639	277	132

Total	$1,880	$1,870	$2,907	$1,318

State:
California	$284	$260	$744	$387
Florida	119	123	546	191
Arizona	50	52	314	171
Nevada	22	23	143	86
Michigan	58	60	177	74
Illinois	95	93	149	30
Georgia	60	60	92	66
All other	1,192	1,199	742	313

Total	$1,880	$1,870	$2,907	$1,318

Documentation-type:(3)
Alt-A	$140	$176	$1,213	$624
Non Alt-A	1,740	1,694	1,694	694

Total	$1,880	$1,870	$2,907	$1,318

(1)	Based on the unpaid principal balance of our single-family credit guarantee portfolio. Excludes those loans backing certain Structured Transactions for which loan level data is not available.
(2)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of operations.
(3)	Alt-A loans may not include those loans that were previously classified as Alt-A, and that have been refinanced as a Freddie Mac Relief Refinance Mortgagesm or in another refinance mortgage program. Such loans may be included within the Non Alt-A category.

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses on non-consolidated mortgage-related guarantees — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment and financial guarantees. Effective January 1, 2010, the adoption of the amendment to the accounting standards for consolidation of VIEs resulted in the reclassification of the reserves for guarantee losses associated with the mortgage loans of the consolidated single-family PCs and certain Structured Transactions to the allowance for loan losses on mortgage loans held-for-investment. The remaining reserve for guarantee losses as of March 31, 2010 relates to non-consolidated mortgage-related guarantees and is not significant. Beginning January 1, 2010, the reserve for guarantee losses is included in other liabilities on our consolidated balance sheet. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for further information.

Determining the loan loss reserves associated with our mortgage loans held-for-investment and financial guarantees is complex and requires significant management judgment about matters that involve a high degree of subjectivity. This management estimate continued to be inherently difficult to perform in 2009 and the first quarter of 2010 due to the absence of historical precedents relative to the current economic environment as well as the potential impacts of our temporary suspension of foreclosure transfers of occupied homes and loan modifications under the MHA Program. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” to our consolidated financial statements for further information. Table 58 summarizes our loan loss reserves activity.

90	Freddie Mac

Table 58 — Loan Loss Reserves Activity(1)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
			(dollars in millions)

Total loan loss reserves:
Beginning balance	$33,026	$831	$33,857	$15,341	$277	$15,618
Adjustments to beginning balance(2)	(186)	—	(186)	—	—	—
Provision for credit losses	5,367	29	5,396	8,915	—	8,915
Charge-offs, gross(3)	(3,250)	(18)	(3,268)	(1,326)	(2)	(1,328)
Recoveries(4)	616	—	616	354	—	354
Transfers, net(5)	396	—	396	(757)	—	(757)

Ending balance	$35,969	$842	$36,811	$22,527	$275	$22,802

Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities			1.85%			1.16%

(1)	Includes allowance for loan losses and reserve for guarantee losses. Beginning January 1, 2010, our reserve for guarantee losses is included within other liabilities. See “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” to our consolidated financial statements for further information.
(2)	Adjustments relate to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for further information.
(3)	Charge-offs presented above exclude $117 million and $40 million for the three month periods ended March 31, 2010 and 2009, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations.
(4)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(5)	Consist primarily of: (a) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (b) in 2009, the transfer of a proportional amount of the recognized reserves for guarantee losses related to loans purchased from unconsolidated mortgage-related financial guarantees; (c) effective January 1, 2010, the transfer of amounts related to our guarantee obligation included in other liabilities; and (d) in 2009, amounts attributable to uncollectible interest on unsecuritized mortgage loans.

The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $36.0 billion and $0.8 billion, respectively, as of March 31, 2010. Our total loan loss reserves increased in both the first quarter of 2010 and first quarter of 2009 as we recorded additional reserves to reflect continued challenging economic conditions and increases in estimates of incurred losses based on higher delinquency rates and amounts of non-performing single-family loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for additional information.

Credit Risk Sensitivity

Our credit risk sensitivity analysis assesses the estimated increase in the net present value, or NPV, of expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. Since the real estate market has already experienced significant home price declines since 2006 and we experienced significant growth in actual credit losses during 2009 and the first quarter of 2010, our portfolio’s market value has been less sensitive to additional 5% declines in home prices during the last several quarters for purposes of this analysis. Since we do not use this analysis for determination of our reported results under GAAP, this sensitivity analysis is hypothetical and may not be indicative of our actual results. For more information, see “MD&A — RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Risk Sensitivity” in our 2009 Annual Report. Our quarterly credit risk sensitivity estimates are as follows:

91	Freddie Mac

Table 59 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
		NPV		NPV
	NPV(3)	Ratio(4)	NPV(3)	Ratio(4)
	(dollars in millions)

At:
March, 31, 2010(5)	$10,228	54.4 bps	$9,330	49.6 bps
December 31, 2009	$12,646	67.4 bps	$11,462	61.1 bps
September 30, 2009	$12,140	64.7 bps	$11,006	58.7 bps
June 30, 2009	$12,076	65.3 bps	$10,827	58.6 bps
March 31, 2009	$11,900	64.9 bps	$10,423	56.8 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.
(5)	Credit loss projections in this sensitivity analysis for the first quarter of 2010 declined, in part, because we adjusted our model used in this analysis for both default and loss severity projections. The enhanced model reduces our default projections for loans that are at least one year of age based on the mortgage product type, borrower’s credit score and other attributes. Other changes to the model included incorporating recent default experiences to better forecast defaults for fixed coupon Alt-A mortgages. Severity assumptions for certain loans with reduced documentation, regardless of whether the loan has a fixed or variable coupon, were increased based on our recent experience with these loans.

Interest-Rate and Other Market Risks

For a discussion of our interest-rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. As of March 31, 2010, we continued to have a weakness in our disclosure controls and procedures related to conservatorship, causing us to conclude that our disclosure controls and procedures were not effective as of March 31, 2010. Given the structural nature of this weakness, we believe it is likely that we will not remediate this weakness while we are under conservatorship. We also consider this situation to continue to be a material weakness in our internal control over financial reporting. In view of our mitigating activities related to this weakness, we believe that our consolidated financial statements for the quarter ended March 31, 2010 have been prepared in conformity with GAAP. For additional information on our disclosure controls and procedures and related material weakness in internal control over financial reporting, see “CONTROLS AND PROCEDURES.”

Effective January 1, 2010, we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. We face significant operational risk with respect to the process and systems changes we have been required to make in connection with our adoption of these amendments. For more information, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements and “RISK FACTORS — Business and Operational Risks — We face additional risks related to our adoption of changes in accounting standards related to securitization entities” in our 2009 Annual Report.

For more information on our operational risks, see “MD&A — RISK MANAGEMENT — Operational Risks” in our 2009 Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity for which we record guarantee assets and obligations. These off-balance sheet arrangements may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. Our maximum potential off-balance sheet exposure to credit losses relating to our securitization activities and other mortgage-related financial guarantees is primarily represented by the unpaid principal balance of the related loans and securities underlying the non-consolidated trusts and guarantees to third parties, which was $40.4 billion and $1.495 trillion at March 31, 2010 and December 31, 2009, respectively. Our off-balance sheet arrangements related to securitization activity have been significantly reduced due to the new accounting standards for transfers of financial assets and the consolidation of VIEs. As of March 31, 2010, our off-balance sheet arrangements related primarily to: (a) multifamily PCs and multifamily Structured Securities; (b) certain single-family Structured Transactions; (c) long-term standby agreements; and (d) other mortgage-related financial guarantees. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 9: FINANCIAL GUARANTEES” to our consolidated financial statements for more information on our off-balance sheet arrangements.

92	Freddie Mac

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business, which we principally fulfill by executing PC guarantees in swap transactions and, to a lesser extent, commitments to purchase multifamily mortgage loans and guarantee revenue bonds that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $326.3 billion and $325.9 billion in notional value at March 31, 2010 and December 31, 2009, respectively. These mortgage purchase contracts contain no penalty or liquidated damages clauses based on our inability to take delivery of mortgage loans.

As part of the guarantee arrangements pertaining to certain multifamily housing revenue bonds and securities backed by multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees,” totaling $12.9 billion and $12.4 billion at March 31, 2010 and December 31, 2009, respectively. These guarantees require us to advance funds to third parties that enable them to repurchase tendered bonds or securities that are unable to be remarketed. Any repurchased securities are pledged to us to secure funding until the securities are remarketed. We hold cash and cash equivalents in excess of these commitments to advance funds. At both March 31, 2010 and December 31, 2009, there were no liquidity guarantee advances outstanding.

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

Our critical accounting policies and estimates relate to: (a) fair value assessments with respect to a significant portion of assets and liabilities; (b) provision for credit losses; (c) impairment recognition on investments in securities; and (d) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in our 2009 Annual Report.

Fair Value Measurements

The accounting standards for fair value measurements and disclosures define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding fair value hierarchy and measurements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2009 Annual Report.

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

93	Freddie Mac

modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the markets for such inputs are active or inactive.

The non-agency mortgage-related securities market remained weak during the first quarter of 2010, with low transaction volumes, wide credit spreads and limited transparency. We value our non-agency mortgage-related securities based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as the discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We generally have discussions with our dealers and pricing service vendors on a quarterly basis to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are not valid based on our validation processes. See “MD&A — CRITICAL ACCOUNTING POLICES AND ESTIMATES — Valuation of a Significant Portion of Assets and Liabilities — Controls over Fair Value Measurement” in our 2009 Annual Report for information on our validation processes.

94	Freddie Mac

Table 60 below summarizes our assets and liabilities measured at fair value on a recurring basis by level in the valuation hierarchy at March 31, 2010.

Table 60 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At March 31, 2010
	Total GAAP
	Fair Value	Level 1	Level 2	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$91,674	—%	98%	2%
Subprime	35,835	—	—	100
Commercial mortgage-backed securities	56,491	—	—	100
Option ARM	7,025	—	—	100
Alt-A and other	13,398	—	—	100
Fannie Mae	33,574	—	99	1
Obligations of states and political subdivisions	11,104	—	—	100
Manufactured housing	901	—	—	100
Ginnie Mae	335	—	99	1

Total mortgage-related securities	250,337	—	49	51
Non-mortgage-related securities:
Asset-backed securities	2,016	—	100	—

Total available-for-sale securities, at fair value	252,353	—	50	50
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	12,890	—	78	22
Fannie Mae	31,798	—	96	4
Ginnie Mae	182	—	85	15
Other	25	—	—	100

Total mortgage-related securities	44,895	—	91	9
Non-mortgage-related securities:
Asset-backed securities	1,051	—	100	—
Treasury bills	29,568	100	—	—
FDIC-guaranteed corporate medium-term notes	441	—	100	—

Total non-mortgage-related securities	31,060	95	5	—

Total trading securities, at fair value	75,955	39	56	5

Total investments in securities	328,308	9	51	40
Mortgage loans:
Held-for-sale, at fair value	2,206	—	—	100
Derivative assets, net:(1)
Interest-rate swaps	4,875	—	98	2
Option-based derivatives	10,888	—	100	—
Other	1,350	—	98	2

Subtotal, before netting adjustments	17,113	—	99	1
Netting adjustments	(17,056)

Total derivative assets, net	57
Other assets
Guarantee asset, at fair value	482	—	—	100

Total assets carried at fair value on a recurring basis(1)	$331,053	9	53	38

Liabilities:
Debt securities recorded at fair value:
Debt securities denominated in foreign currencies	$5,500	—	100	—
Extendible variable-rate notes	2,996	—	100	—

Total debt securities recorded at fair value	8,496	—	100	—
Derivative liabilities, net:(1)
Interest-rate swaps	21,939	—	100	—
Option-based derivatives	128	—	97	3
Other	172	65	1	34

Subtotal, before netting adjustments	22,239	—	99	1
Netting adjustments	(21,351)

Total derivative liabilities, net	888

Total liabilities carried at fair value on a recurring basis(1)	$9,384	—	99	1

(1)	Percentages by level are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At March 31, 2010 and December 31, 2009, we measured and recorded at fair value on a recurring basis $133.9 billion and $161.5 billion, or approximately 38% and 25% of total assets carried at fair value on a recurring

95	Freddie Mac

basis, respectively, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 assets primarily consist of non-agency residential mortgage-related securities and CMBS. We also measured and recorded at fair value on a recurring basis $0.2 billion and $0.6 billion, or 1% and 2% of total liabilities carried at fair value on a recurring basis at March 31, 2010 and December 31, 2009, respectively, using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 liabilities consist of derivative liabilities, net.

During the first quarter of 2010, our Level 3 assets decreased by $27.6 billion primarily due to the adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These accounting changes resulted in an elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including the elimination of certain mortgage-related securities issued by our consolidated trusts that are held by us and the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.3 billion of Level 3 assets to Level 2 during the first quarter of 2010 resulting from improved liquidity and availability in the price quotes received from dealers and third-party pricing services.

See “NOTE 19: FAIR VALUE DISCLOSURES — Table 19.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” to our consolidated financial statements for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “RISK MANAGEMENT — Credit Risks” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Table 19 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Consideration of Credit Risk in Our Valuation

We consider credit risk in the valuation of our assets and liabilities with the credit risk of the counterparty considered in asset valuations and our own institutional credit risk considered in liability valuations.

For our foreign-currency denominated debt with the fair value option elected, we considered our own credit risk as a component of the fair value determination. The total fair value change for this debt was a net gain (loss) of $0.3 billion and $0.5 billion during the first quarter of 2010 and 2009, respectively. Of these amounts, $7 million and $81 million were attributable to changes in the instrument-specific credit risk during the first quarter of 2010 and 2009, respectively. The changes in fair value attributable to changes in instrument-specific credit risk were determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

For multifamily held-for-sale loans with the fair value option elected, we consider the ability of the underlying property to generate sufficient cash flow to service the debt and the relative loan to property value in determining fair value. We recorded $97 million and $(18) million from the change in fair value in other income in our consolidated statements of operations during the first quarter of 2010 and 2009, respectively. Of these amounts, $45 million and $(17) million were attributable to changes in the instrument-specific credit risk for the first quarter of 2010 and 2009, respectively. The gains and losses attributable to changes in instrument-specific credit risk related to our multifamily held-for-sale loans were determined primarily from the changes in OAS level.

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

96	Freddie Mac

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship and our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-Q and our 2009 Annual Report and:

•	the actions FHFA, Treasury, the Federal Reserve and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business, including our ability to pay the dividend on the senior preferred stock;

•	our ability to maintain adequate liquidity to fund our operations following changes in any support provided to us by the Federal Reserve, Treasury or FHFA;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company or continue to exist and whether we will be placed under receivership, regulations under the Reform Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage and financial services industries, including legislative, regulatory or judicial action at the federal or state level;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses, expenses and the size and composition of our mortgage-related investments portfolio;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies or estimates, including the changes in accounting standards relating to transfers of financial assets and the consolidation of VIEs;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including changes in employment rates and interest rates;

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market and home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	our ability to effectively identify, assess, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

97	Freddie Mac

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties or the failure of our customers and counterparties to fulfill their obligations to us;

•	the risk that our common and exchange-listed issues of preferred stock may not continue to be listed on the NYSE;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps and other derivative financial instruments of the types and quantities and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any future sales by the Federal Reserve or Treasury of Freddie Mac debt and mortgage-related securities they have purchased;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	the ability of our financial, accounting, data processing and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q and our 2009 Annual Report, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

We undertake no obligation to update forward-looking statements we make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

98	Freddie Mac

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

In November 2008, FHFA suspended our periodic issuance of subordinated debt disclosure commitment during the term of conservatorship and thereafter until directed otherwise. In March 2009, FHFA suspended the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest rate risk and credit risk disclosures in our periodic public reports. For the three months ended March 31, 2010, our duration gap averaged zero months, PMVS-L averaged $476 million and PMVS-YC averaged $19 million. Our monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our website, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risks — Portfolio Management Activities — Credit Risk Sensitivity.” We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

99	Freddie Mac

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest-Rate Risk and Other Market Risks

Our mortgage loans and mortgage-related securities activities expose us to interest-rate risk and other market risks arising primarily from the uncertainty as to when borrowers will pay the outstanding principal balance of our mortgage loans and mortgage-related securities, known as prepayment risk, and the resulting potential mismatch in the timing of our receipt of cash flows related to our assets versus the timing of payment of cash flows related to our liabilities. See “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2009 Annual Report for more information on our exposure to interest-rate risks, including our use of derivatives as part of our efforts to manage such risks.

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

Duration Gap and PMVS Results

Table 61 provides duration gap, estimated point-in-time minimum and maximum PMVS-L and PMVS-YC results as well as an average of the daily values and standard deviation during the first quarters of 2010 and 2009. Table 61 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Accordingly, as shown in Table 61, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at March 31, 2010, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve.

Table 61 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
March 31, 2010	$1	$350	$1,382
December 31, 2009	$10	$329	$1,246

	Three Months Ended March 31,
	2010			2009
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	0.0	$19	$476	0.7	$87	$328
Minimum	(0.7)	$—	$334	0.0	$—	$—
Maximum	0.8	$61	$680	1.8	$219	$826
Standard deviation	0.3	$16	$82	0.4	$58	$208

100	Freddie Mac

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

Derivatives have enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 62 shows that the low PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 62 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
March 31, 2010	$3,628	$350	$(3,278)
December 31, 2009	$3,507	$329	$(3,178)

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

ITEM 4. CONTROLS AND PROCEDURES

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship. We also consider this situation to continue to be a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2010

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 and concluded that the following matter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•	Adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs as of January 1, 2010 introduced significant changes to our accounting model and as a result we made changes to our internal control over financial reporting.

Mitigating Actions Related to the Material Weakness in Disclosure Controls and Procedures

As of March 31, 2010, we have not remediated the material weakness in internal control over financial reporting described above related to our disclosure controls and procedures. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to

101	Freddie Mac

management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA has established the Office of Conservator Affairs, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We have provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also have provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, have reviewed our SEC documents prior to filing, including this quarterly report on Form 10-Q, and engaged in discussions regarding issues associated with the information contained in those filings. FHFA provided us with a written acknowledgement, before we filed this quarterly report on Form 10-Q, that it had reviewed the report, was not aware of any material misstatements or omissions in the report, and had no objection to our filing the report.

•	The Acting Director of FHFA has been in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives have held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s accounting group have met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

In view of our mitigating actions related to the material weakness, we believe that our interim consolidated financial statements for the quarter ended March 31, 2010, have been prepared in conformity with GAAP.

102	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

103	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(dollars in millions,
	except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$22,732	$—
Unsecuritized	1,961	1,580

Total mortgage loans	24,693	1,580
Investments in securities	3,899	8,971
Other	33	94

Total interest income	28,625	10,645

Interest expense
Debt securities of consolidated trusts	(19,643)	—
Other debt	(4,599)	(6,486)

Total interest expense	(24,242)	(6,486)
Expense related to derivatives	(258)	(300)

Net interest income	4,125	3,859
Provision for credit losses	(5,396)	(8,915)

Net interest income after provision for credit losses	(1,271)	(5,056)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(98)	—
Gains (losses) on retirement of other debt	(38)	(104)
Gains (losses) on debt recorded at fair value	347	467
Derivative gains (losses)	(4,685)	181
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(417)	(7,130)
Portion of other-than-temporary impairment recognized in AOCI	(93)	—

Net impairment of available-for-sale securities recognized in earnings	(510)	(7,130)
Other gains (losses) on investment securities recognized in earnings	(416)	2,182
Other income (Note 22)	546	1,316

Non-interest income (loss)	(4,854)	(3,088)

Non-interest expense
Salaries and employee benefits	(234)	(207)
Professional services	(71)	(60)
Occupancy expense	(16)	(18)
Other administrative expenses	(74)	(87)

Total administrative expenses	(395)	(372)
Real estate owned operations expense	(159)	(306)
Other expenses (Note 22)	(113)	(2,090)

Non-interest expense	(667)	(2,768)

Loss before income tax benefit	(6,792)	(10,912)
Income tax benefit	103	937

Net loss	(6,689)	(9,975)
Less: Net (income) loss attributable to noncontrolling interest	1	—

Net loss attributable to Freddie Mac	(6,688)	(9,975)
Preferred stock dividends	(1,292)	(378)

Net loss attributable to common stockholders	$(7,980)	$(10,353)

Loss per common share:
Basic	$(2.45)	$(3.18)
Diluted	$(2.45)	$(3.18)
Weighted average common shares outstanding (in thousands):
Basic	3,251,295	3,255,718
Diluted	3,251,295	3,255,718
Dividends per common share	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

104	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(in millions, except
	share-related amounts)

Assets
Cash and cash equivalents (includes $2 at March 31, 2010 related to our consolidated VIEs)	$55,445	$64,683
Restricted cash and cash equivalents (includes $9,386 at March 31, 2010 related to our consolidated VIEs)	9,788	527
Federal funds sold and securities purchased under agreements to resell (includes $8,750 at March 31, 2010 related to our consolidated VIEs)	25,491	7,000
Investments in securities:
Available-for-sale, at fair value (includes $598 and $10,879, respectively, pledged as collateral that may be repledged)	252,353	384,684
Trading, at fair value	75,955	222,250

Total investments in securities	328,308	606,934
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $21,758 at March 31, 2010)	1,745,765	—
Unsecuritized (net of allowances for loan losses of $14,872 and $1,441, respectively)	160,613	111,565

Total held-for-investment mortgage loans, net	1,906,378	111,565
Held-for-sale, at lower-of-cost-or-fair-value (includes $2,206 and $2,799 at fair value, respectively)	2,206	16,305

Total mortgage loans, net	1,908,584	127,870
Accrued interest receivable (includes $7,565 at March 31, 2010 related to our consolidated VIEs)	9,468	3,376
Derivative assets, net	57	215
Real estate owned, net (includes $134 at March 31, 2010 related to our consolidated VIEs)	5,468	4,692
Deferred tax assets, net	10,044	11,101
Other assets (Note 22) (includes $3,080 at March 31, 2010 related to our consolidated VIEs)	7,557	15,386

Total assets	$2,360,210	$841,784

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $6,917 at March 31, 2010 related to our consolidated VIEs)	$10,764	$5,047
Debt, net:
Debt securities of consolidated trusts held by third parties	1,545,227	—
Other debt (includes $8,496 and $8,918 at fair value, respectively)	806,621	780,604

Total debt, net	2,351,848	780,604
Derivative liabilities, net	888	589
Other liabilities (Note 22) (includes $3,879 at March 31, 2010 related to our consolidated VIEs)	7,235	51,172

Total liabilities	2,370,735	837,412

Commitments and contingencies (Notes 1, 9, 11 and 20)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	51,700
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 649,105,601 shares and 648,369,668 shares outstanding, respectively	—	—
Additional paid-in capital	—	57
Retained earnings (accumulated deficit)	(50,933)	(33,921)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $14,719 and $15,947, respectively, net of taxes, of other-than-temporary impairments)	(18,653)	(20,616)
Cash flow hedge relationships	(2,740)	(2,905)
Defined benefit plans	(137)	(127)

Total AOCI, net of taxes	(21,530)	(23,648)
Treasury stock, at cost, 76,758,285 shares and 77,494,218 shares, respectively	(3,960)	(4,019)

Total Freddie Mac stockholders’ equity (deficit)	(10,614)	4,278
Noncontrolling interest	89	94

Total equity (deficit)	(10,525)	4,372

Total liabilities and equity (deficit)	$2,360,210	$841,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

105	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Three Months Ended March 31,
	2010		2009
	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$51,700	1	$14,800
Increase in liquidation preference	—	—	—	30,800

Senior preferred stock, end of period	1	51,700	1	45,600

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109

Preferred stock, end of period	464	14,109	464	14,109

Common stock, at par value
Balance, beginning of year	726	—	726	—

Common stock, end of period	726	—	726	—

Additional paid-in capital
Balance, beginning of year		57		19
Stock-based compensation		9		17
Income tax benefit from stock-based compensation		1		(22)
Common stock issuances		(62)		(77)
Noncontrolling interest purchase		(23)		—
Transfer from retained earnings (accumulated deficit)		18		63

Additional paid-in capital, end of period		—		—

Retained earnings (accumulated deficit)
Balance, beginning of year		(33,921)		(23,191)
Cumulative effect of change in accounting principle		(9,011)		—

Balance, beginning of year, as adjusted		(42,932)		(23,191)
Net loss attributable to Freddie Mac		(6,688)		(9,975)
Senior preferred stock dividends declared		(1,292)		(370)
Dividend equivalent payments on expired stock options		(3)		(2)
Transfer to additional paid-in capital		(18)		(63)

Retained earnings (accumulated deficit), end of period		(50,933)		(33,601)

AOCI, net of taxes
Balance, beginning of year		(23,648)		(32,357)
Cumulative effect of change in accounting principle		(2,690)		—

Balance, beginning of year, as adjusted		(26,338)		(32,357)
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		4,646		3,844
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		172		208
Changes in defined benefit plans		(10)		2

AOCI, net of taxes, end of period		(21,530)		(28,303)

Treasury stock, at cost
Balance, beginning of year	77	(4,019)	79	(4,111)
Common stock issuances	—	59	(1)	78

Treasury stock, end of period	77	(3,960)	78	(4,033)

Noncontrolling interest
Balance, beginning of year		94		97
Cumulative effect of change in accounting principle		(2)		—

Balance, beginning of year, as adjusted		92		97
Net income (loss) attributable to noncontrolling interest		(1)		—
Dividends and other		(2)		(1)

Noncontrolling interest, end of period		89		96

Total equity (deficit)		$(10,525)		$(6,132)

Comprehensive income (loss)
Net loss		$(6,689)		$(9,975)
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		4,808		4,054

Comprehensive income (loss)		(1,881)		(5,921)
Less: Comprehensive (income) loss attributable to noncontrolling interest		1		—

Total comprehensive income (loss) attributable to Freddie Mac		$(1,880)		$(5,921)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

106	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(in millions)

Cash flows from operating activities
Net loss	$(6,689)	$(9,975)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Derivative losses (gains)	3,337	(917)
Asset related amortization — premiums, discounts and basis adjustments	(97)	(278)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	592	1,535
Net discounts paid on retirements of other debt	(442)	(1,880)
Net premiums received from issuance of debt securities of consolidated trusts	550	—
Losses on extinguishment of debt securities of consolidated trusts and other debt	136	104
Provision for credit losses	5,396	8,915
Losses on investment activity	810	4,944
Gains on debt recorded at fair value	(347)	(467)
Deferred income tax benefit	(87)	(114)
Purchases of held-for-sale mortgages	(1,004)	(29,253)
Sales of held-for-sale mortgages	1,407	20,095
Repayments of held-for-sale mortgages	7	1,322
Change in:
Accrued interest receivable	76	(166)
Accrued interest payable	(1,419)	(1,548)
Income taxes payable	182	(808)
Other, net	(346)	3,782

Net cash provided by (used for) operating activities	2,062	(4,709)

Cash flows from investing activities
Purchases of trading securities	(18,071)	(119,913)
Proceeds from sales of trading securities	26	36,586
Proceeds from maturities of trading securities	7,385	11,463
Purchases of available-for-sale securities	(328)	(2,227)
Proceeds from sales of available-for-sale securities	49	1,239
Proceeds from maturities of available-for-sale securities	10,821	20,827
Purchases of held-for-investment mortgages	(12,861)	(8,697)
Repayments of held-for-investment mortgages	79,893	1,466
Decrease (increase) in restricted cash	5,721	(392)
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	2,634	229
Net increase in federal funds sold and securities purchased under agreements to resell	(10,991)	(23,900)
Derivative premiums and terminations and swap collateral, net	(3,662)	(1,356)
Purchase of West Mac partnership interest	(23)	—

Net cash provided by (used for) investing activities	60,593	(84,675)

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	19,690	—
Repayments of debt securities of consolidated trusts held by third parties	(116,600)	—
Proceeds from issuance of other debt	329,379	440,653
Repayments of other debt	(303,037)	(373,174)
Increase in liquidation preference of senior preferred stock	—	30,800
Payment of cash dividends on senior preferred stock, preferred stock and common stock	(1,292)	(370)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(34)	(98)

Net cash (used for) provided by financing activities	(71,893)	97,812

Net (decrease) increase in cash and cash equivalents	(9,238)	8,428
Cash and cash equivalents at beginning of period	64,683	45,326

Cash and cash equivalents at end of period	$55,445	$53,754

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$25,405	$8,690
Net derivative interest carry and swap collateral interest	524	(919)
Income taxes	(198)	(15)
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as trading securities	351	—
Underlying mortgage loans related to guarantor swap transactions	75,093	—
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	75,093	—
Transfers from held-for-investment mortgages to held-for-sale mortgages	196	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

107	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD and the Treasury. For more information on the roles of FHFA and the Treasury, see “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS” in this Form 10-Q and “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS” in our Annual Report on our Form 10-K for the year ended December 31, 2009, or our 2009 Annual Report.

We are involved in the U.S. mortgage market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by the primary mortgage market and investing in mortgage loans and mortgage-related securities.

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. Our Investments segment reflects results from our investment in mortgage loans and mortgage-related securities, funding and hedging activities. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. Through our Single-family credit guarantee activities, we securitize mortgage loans by issuing PCs to third-party investors. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private (non-agency) entities. Our Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we primarily purchase multifamily mortgage loans and CMBS for investment and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds.

Currently, we are focused on meeting the urgent liquidity needs of the U.S. residential mortgage market, lowering costs for borrowers and supporting the recovery of the housing market and U.S. economy. By continuing to provide access to funding for mortgage originators and, indirectly, for mortgage borrowers, and through our role in the Obama Administration’s initiatives, including the MHA Program, we are working to meet the needs of the mortgage market by making home ownership and rental housing more affordable, reducing the number of foreclosures and helping families keep their homes.

Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary.

Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and those of our subsidiaries and should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on our Form 10-K for the year ended December 31, 2009, or our 2009 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. These unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information. Certain financial information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements. Net loss includes certain adjustments to correct immaterial errors related to previously reported periods.

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect: (a) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and (b) the reported amounts of revenues and expenses and gains and losses during the reporting period. Management has made significant estimates in preparation of the financial statements, including, but not limited to, valuation of financial instruments and other assets and liabilities, establishment of the allowance for loan losses and reserves for guarantee losses, assessing impairments and subsequent accretion of impairments on investments and assessing the realizability of net deferred tax assets. Actual results could be different from these estimates.

108	Freddie Mac

Consolidation and Equity Method of Accounting

The consolidated financial statements include our accounts and those of our subsidiaries. The equity and net earnings attributable to the noncontrolling interests in our consolidated subsidiaries are reported separately on our consolidated balance sheets as noncontrolling interests in total equity (deficit) and in the consolidated statements of operations as net income (loss) attributable to noncontrolling interests. All material intercompany transactions have been eliminated in consolidation.

For each entity with which we are involved, we determine whether the entity should be consolidated in our financial statements. For entities that are not VIEs, the usual condition of a controlling financial interest is ownership of a majority voting interest in an entity. For VIEs, our policy is to consolidate all entities in which we hold a controlling financial interest and are therefore deemed to be the primary beneficiary. An enterprise has a controlling financial interest in, and thus is the primary beneficiary of, a VIE if it has both: (a) the power to direct the activities of the VIE that most significantly impact its economic performance; and (b) exposure to losses or benefits of the VIE that could potentially be significant to the VIE.

A VIE is an entity: (a) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party; or (b) where the group of equity holders does not have: (i) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the entity’s expected losses; or (iii) the right to receive the entity’s expected residual returns. We perform ongoing assessments to determine if we are the primary beneficiary of the VIE and, as such, conclusions may change over time.

Historically, we were exempt from applying the accounting guidance applicable to consolidation of VIEs to the majority of our securitization trusts, as well as certain of our investment securities issued by third parties, because they had been designed to meet the definition of a QSPE. Upon the effective date of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, the concept of a QSPE and the related scope exception from the consolidation provisions applicable to VIEs were removed from GAAP; consequently, all of our securitization trusts, as well as our investment securities issued by third parties that had previously been QSPEs, became subject to a consolidation assessment. The results of our consolidation assessments on certain of these securitization trusts are explained in the paragraphs that follow.

We use securitization trusts in our securities issuance process that are VIEs. We are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions. See “NOTE 4: VARIABLE INTEREST ENTITIES” for more information. When we transfer assets into a VIE that we consolidate at the time of the transfer (or shortly thereafter), we recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if they had not been transferred, and no gain or loss is recognized on these transfers. For all other VIEs that we consolidate, we recognize the assets and liabilities of the VIE at fair value, and we recognize a gain or loss for the difference between: (a) the fair value of the consideration paid and the fair value of any non-controlling interests; and (b) the net amount as measured on a fair value basis, of the assets and liabilities consolidated.

We use the equity method of accounting for entities over which we have the ability to exercise significant influence, but not control, such as: (a) entities that are not VIEs; and (b) certain VIEs in which we have a variable interest but are not deemed to be the primary beneficiary.

Cash and Cash Equivalents and Statements of Cash Flows

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. In addition, cash collateral we obtain from counterparties to derivative contracts is recorded as cash and cash equivalents. The vast majority of the cash and cash equivalents balance is interest-bearing in nature.

For securities classified as trading securities and those securities where we elected the fair value option, we classify the cash flows as investing activities because we intend to hold these securities for investment purposes.

Cash flows related to mortgage loans held by our consolidated single-family PC trusts and certain Structured Transactions are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest received from borrowers included within net loss). Correspondingly, cash flows related to debt securities issued by our consolidated trusts are classified as either financing activities (e.g., repayment of principal to PC holders) or operating activities (e.g., interest payments to PC holders included within net loss).

In the consolidated statements of cash flows, cash flows related to the acquisition and termination of derivatives other than forward commitments are generally classified in investing activities. Cash flows related to purchases of mortgage loans held-for-sale are classified in operating activities. When mortgage loans held-for-sale are sold or securitized, proceeds from the sale or securitization and any related gain or loss are classified in operating activities.

109	Freddie Mac

Restricted Cash and Cash Equivalents

Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Included in restricted cash are cash remittances received on the underlying assets of our PCs and Structured Securities, which are deposited into a separate custodial account. These cash remittances include both scheduled and unscheduled principal and interest payments. These funds are segregated and are not commingled with our general operating funds. As securities administrator, we invest the cash held in the custodial account, pending distribution to our PC and Structured Securities holders, in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of operations. The funds are maintained in this separate custodial account until they are remitted to the PC and Structured Securities holders on their respective security payment dates.

Securitization Activities through Issuances of PCs and Structured Securities

Overview

We securitize substantially all of the single-family mortgages we purchase and issue mortgage-related securities called PCs that can be sold to investors or held by us. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor swaps, except that formed PC pools include loans that are contributed by more than one party. We issue PCs and Structured Securities through various swap-based exchanges significantly more often than through cash-based exchanges. We also issue and transfer Structured Securities to third parties in exchange for PCs and non-Freddie Mac mortgage-related securities.

PCs

Our PCs are pass-through debt securities that represent undivided beneficial interests in a pool of mortgages held by a securitization trust. For our fixed-rate PCs, we guarantee the timely payment of interest and principal. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans. We do not guarantee the timely payment of principal for ARM PCs; however, we do guarantee the full and final payment of principal.

Other investors purchase our PCs, including pension funds, insurance companies, securities dealers, money managers, commercial banks, foreign central banks and other fixed-income investors. PCs differ from U.S. Treasury securities and other fixed-income investments in two primary ways. First, they can be prepaid at any time because homeowners may pay off the underlying mortgages at any time prior to a loan’s maturity. Because homeowners have the right to prepay their mortgage, the securities implicitly have a call option that significantly reduces the average life of the security as compared to the contractual maturity of the underlying loans. Consequently, mortgage-related securities generally provide a higher nominal yield than certain other fixed-income products. Second, PCs are not backed by the full faith and credit of the United States, as are U.S. Treasury securities. However, we guarantee the payment of interest and principal on all of our PCs, as discussed above.

In return for providing our guarantee of the payment of principal and interest, we earn a management and guarantee fee that is paid to us over the life of an issued PC, representing a portion of the interest collected on the underlying loans.

PC Trusts

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not consolidated. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. Based on our evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions. Therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts at their unpaid principal balances, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of carrying values was not practical. Other newly consolidated assets and liabilities that either do not have an unpaid principal balance or are required to be carried at fair value were measured at fair value. After January 1, 2010, when we transfer assets into a VIE that we consolidate at the time of the transfer (or shortly thereafter), we recognize the assets and liabilities of the VIE at the amounts that they would have been recognized if they had not been transferred, and no gain or loss is recognized on these transfers. See “Consolidation and Equity Method of Accounting” above for more information on recognition of assets and liabilities after consolidation, and refer to “Mortgage Loans” and “Debt Securities Issued” below for further information on the subsequent accounting treatment of these assets and liabilities, respectively. As such, we have recognized on our consolidated balance sheets

110	Freddie Mac

the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. We also recognized the corresponding single-family PCs and certain Structured Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts established for our guarantor swap program, rather than their unpaid principal balance.

Structured Securities

Our Structured Securities use resecuritization trusts that meet the definition of a VIE. Structured Securities represent beneficial interests in pools of PCs and other types of mortgage-related assets. We create Structured Securities primarily by using PCs or previously issued Structured Securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of the tranches of our Structured Securities. With respect to the resecuritization trusts used for Structured Securities, we do not have rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts because the ultimate underlying assets are PCs for which we have already provided a guarantee. Additionally, our involvement with these trusts does not provide any power that would enable us to direct the significant economic activities of these entities. Although we may be exposed to prepayment risk through our ownership of the securities issued by these trusts, we do not have the ability through our involvement with the trust to impact the economic risks to which we are exposed. As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, the resecuritization trusts used for Structured Securities unless we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

We receive a transaction fee from third parties for issuing Structured Securities in exchange for PCs or other mortgage-related assets. We defer that portion of the transaction fee that we receive equal to the estimated fair value of our future administrative responsibilities for issued Structured Securities. These responsibilities include ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting and other required services. We estimate the fair value of these future responsibilities based on quotes from third-party vendors who perform each type of service and, where quotes are not available, based on our estimates of what those vendors would charge.

The remaining portion of the transaction fee relates to compensation earned in connection with structuring-related services we rendered to third parties and is allocated to the Structured Securities we retain, if any, and the Structured Securities acquired by third parties, based on the related fair value of the Structured Securities. The portion of the fee allocated to any Structured Securities we retain is deferred as a carrying value adjustment of retained Structured Securities and is amortized into interest income using the effective interest method over the contractual lives of the Structured Securities. The fee allocated to the Structured Securities acquired by third parties is recognized immediately in earnings as other non-interest income.

Structured Transactions

Structured Securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities are referred to as Structured Transactions. Structured Transactions can generally be segregated into two different types. In one type, we purchase only the senior tranches from a non-Freddie Mac senior-subordinated securitization, place the senior tranches into a securitization trust, provide a guarantee of the principal and interest of the senior tranches and issue the Structured Transaction. In the second type, we purchase single-class pass-through securities, place them in a securitization trust, guarantee the principal and interest and issue the Structured Transaction.

To the extent that we are deemed to be the primary beneficiary of the securitization trust used for a Structured Transaction, we recognize the mortgage loans underlying the Structured Transaction as mortgage loans held-for-investment, at amortized cost. Correspondingly, we recognize the issued Structured Transaction held by third parties as debt securities of consolidated trusts. However, to the extent we are not deemed to be the primary beneficiary of the securitization trust used for a Structured Transaction, we recognize a guarantee asset, to the extent a management and guarantee fee is charged, and we recognize our guarantee obligation at fair value. We do not receive transaction fees, apart from our management and guarantee fee, for these transactions.

Purchases and Sales of PCs and Structured Securities

PCs

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the

111	Freddie Mac

extent the amount paid to redeem the debt differs from carrying value, adjusted for any related purchase commitments accounted for as derivatives.

When we sell PCs that have been previously issued by consolidated PC trusts, we recognize a liability to the third-party beneficial interest holders of the related consolidated trust as debt securities of consolidated trusts held by third parties. That is, our sale of PCs issued by consolidated PC trusts is accounted for as the issuance of debt, not as the sale of investment securities.

Single-Class Structured Securities

We do not consolidate these resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. Our single-class Structured Securities pass through all of the cash flows of the underlying PCs directly to the holders of the securities and are deemed to be substantially the same as the underlying PCs. As a result, when we purchase single-class Structured Securities, we extinguish a pro rata portion of the outstanding debt securities of the related PC trust on our consolidated balance sheets.

When we sell single-class Structured Securities, we recognize a liability to the third-party beneficial interest holders of the related consolidated PC trust as debt securities of consolidated trusts held by third parties. That is, our sale of single-class Structured Securities is accounted for as the issuance of debt, not as the sale of investment securities.

Multi-Class Structured Securities

We do not consolidate our multi-class resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. In our multi-class Structured Securities, the cash flows of the underlying PCs are divided (e.g. stripped and/or time tranched). Due primarily to this division of cash flows, these securities are not deemed to be substantially the same as the underlying PCs. As a result, when we purchase multi-class Structured Securities, we record these securities as investments in debt securities rather than as the extinguishment of debt since we are investing in the debt securities of a non-consolidated entity. See “Investments in Securities” for further information regarding our accounting for investments in multi-class Structured Securities. The purchase of these securities is generally funded through the issuance of unsecured debt to third parties.

We recognize both the investment in the multi-class Structured Securities and the mortgage loans backing the PCs held by the trusts which underlie multi-class Structured Securities. Additionally, we recognize the unsecured debt issued to third parties to fund the purchase of the multi-class Structured Securities as well as the debt issued to third parties of the PC trusts we consolidate which underlie multi-class Structured Securities.

This results in recognition of interest income from investments in multi-class Structured Securities and interest expense from the unsecured debt issued to third parties to fund the purchase of the multi-class Structured Securities, as well as interest income from the mortgage loans and interest expense from the debt issued to third parties from the PC trusts we consolidate which underlie the multi-class Structured Securities.

When we sell multi-class Structured Securities, we account for the transfer in accordance with the accounting standards for transfers of financial assets. To the extent the transfer of multi-class Structured Securities qualifies as a sale, we de-recognize all assets sold and recognize all assets obtained and liabilities incurred. Any gain (loss) on the sale of multi-class Structured Securities is reflected in our consolidated statements of operations as a component of other gains (losses) on investment securities. To the extent the transfer of multi-class Structured Securities does not qualify as a sale, we account for the transfer as a financing transaction and recognize a liability for the proceeds received from third parties in the transfer.

Mortgage Loans

Upon acquisition, we classify a loan as either held-for-sale or held-for-investment. Mortgage loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Historically, we classified mortgage loans that we purchased to use as collateral for future PC and other mortgage-related security issuances as held-for-sale because we intended to securitize the loans in transactions that qualified as sales, and did not have the intent to hold these loans for the foreseeable future. However, effective January 1, 2010 we were required to consolidate our single-family PC trusts and certain Structured Transactions, and, therefore, recognized the loans underlying issued single-family PCs and Structured Transactions on our consolidated balance sheets. The consolidated trusts are legally obligated to hold the mortgage loans that serve as collateral for their issued beneficial interests. As a result, we no longer have the ability to derecognize the mortgage loans from our consolidated balance sheets. Because we now have both the intent and ability to hold these mortgage loans in our consolidated trusts for the foreseeable future, we classify these loans as held-for-investment.

112	Freddie Mac

Held-for-investment mortgage loans are reported at their outstanding unpaid principal balances, net of deferred fees and cost basis adjustments (including unamortized premiums and discounts). These deferred items are amortized into interest income over the contractual lives of the mortgages using the effective interest method. We recognize interest on mortgage loans on an accrual basis, except when we believe the collection of principal or interest is not probable.

Mortgage loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale mortgages are reported at lower-of-cost-or-fair-value, with changes in lower-of-cost-or-fair-value reported in other income. Premiums and discounts on loans classified as held-for-sale are not amortized during the period that such loans are classified as held-for-sale. We elected the fair value option for multifamily mortgage loans purchased through our Capital Market Execution program to reflect our strategy in this program. See “NOTE 19: FAIR VALUE DISCLOSURES — Fair Value Election — Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected.” Thus, these multifamily mortgage loans are measured at fair value on a recurring basis. Gains or losses on these loans related to sales or changes in fair value are reported in other income.

Allowance for Loan Losses and Reserve for Guarantee Losses

The allowance for loan losses pertains to all single-family and multifamily loans on our consolidated balance sheets whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated PCs, Structured Securities and other mortgage-related financial guarantees. The reserve for guarantee losses is included within other liabilities on our consolidated balance sheets.

We maintain an allowance for loan losses on mortgage loans held-for-investment to provide for credit losses when it is probable that a loss has been incurred. Total held-for-investment mortgage loans, net are shown net of the allowance for loan losses on our consolidated balance sheets. Increases in loan loss reserves are reflected in earnings as the provision for credit losses, while decreases are reflected through charging off such balances (net of recoveries) when realized losses are recorded as a reduction in the provision for credit losses.

We estimate credit losses related to homogeneous pools of single-family loans and individual multifamily loans in accordance with the accounting standards for contingencies. In accordance with these standards, we recognize a provision for credit losses when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We also estimate credit losses for impaired loans in accordance with the subsequent measurement requirements of the accounting standards for receivables (which includes mortgage loans). Loans evaluated under that guidance include single-family loans and multifamily loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings). In accordance with GAAP, we consider available evidence, such as the fair value of collateral for collateral-dependent loans and third-party credit enhancements when establishing our loan loss reserves. Determining the adequacy of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant judgment. Loans not deemed to be impaired are grouped with other loans that share common characteristics for evaluation of impairment in accordance with the accounting standards for contingencies.

Single-Family Loans

We estimate loan loss reserves on homogeneous pools of single-family loans using a statistically based model that evaluates a variety of factors. The homogeneous pools of single-family mortgage loans are determined based on common underlying characteristics, including current LTV ratios and trends in house prices, loan product type and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate factors including, but not limited to:

•	current LTV ratios and historical trends in house prices;

•	loan product type;

•	geographic location;

•	delinquency status;

•	loan age;

•	sourcing channel;

•	occupancy type;

•	unpaid principal balance at origination;

•	actual and estimated rates of loss severity for similar loans;

•	default experience;

•	expected ability to partially mitigate losses through loan modification or other alternatives to foreclosure;

113	Freddie Mac

•	expected proceeds from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction;

•	expected repurchases of mortgage loans by sellers under their obligations to repurchase loans that are inconsistent with certain representations and warranties made at the time of sale;

•	counterparty credit of mortgage insurers and seller/servicers;

•	pre-foreclosure real estate taxes and insurance;

•	estimated selling costs should the underlying property ultimately be sold; and

•	trends in the timing of foreclosures.

Our loan loss reserves reflect our best estimates of incurred losses. Our loan loss reserve estimate includes projections related to strategic loss mitigation activities, including loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. At an individual loan level, our estimate also considers the effect of home price changes on borrower behavior and the impact of our loss mitigation actions, including our temporary suspensions of foreclosure transfers and our loan modification efforts. We apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements received in excess of our recorded investment in charged-off loans are recorded as a decrease to REO operations expense in our consolidated statements of operations when received.

Our reserve estimate also reflects our best projection of defaults we believe are likely to occur as a result of loss events that have occurred through March 31, 2010 and December 31, 2009, respectively. However, the continued weakness in the national housing market and the uncertainty in other macroeconomic factors, and uncertainty of the success of modification efforts under HAMP and other loss mitigation programs makes forecasting of default rates inherently imprecise. The inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices, deterioration in the financial condition of our mortgage insurance counterparties, or default rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

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

Multifamily Loans

We estimate loan loss reserves on multifamily loans based on all available evidence, including but not limited to, the fair value of collateral underlying the impaired loans, evaluation of the repayment prospects, and the adequacy of third-party credit enhancements. In determining our loan loss reserve estimate, we utilize available economic data related to multifamily real estate, including apartment vacancy and rental rates, as well as estimates of loss severity and cure rates. Additionally, we assess individual borrower repayment prospects by reviewing their financial results. Although we use the most recently available results of our multifamily borrowers, there is a significant lag in reporting of annual property financial statements.

Non-Performing Loans

We classify loans as non-performing and place them on nonaccrual status when we believe collectibility of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection based upon an individual loan assessment. We reverse accrued but uncollected interest income when a loan is placed on nonaccrual status. Interest income on nonaccrual loans is recognized when a cash payment is received.

A nonaccrual mortgage loan may be returned to accrual status when the collectibility of principal and interest is reasonably assured.

For non-performing loans underlying our consolidated PC trusts, we recognize interest expense associated with the debt of the consolidated trusts but do not recognize interest income on the non-performing loans. Prior to January 1, 2010 we recognized provision for credit losses to offset an expected loss for delinquent interest on loans underlying our single-family PCs, whereas these loans are placed on nonaccrual status starting January 1, 2010.

114	Freddie Mac

Impaired Loans

A loan is considered impaired when it is probable that we will not receive all amounts due (including both principal and interest), in accordance with the contractual terms of the original loan agreement. Single-family impaired loans include loans three payments or more past due, troubled debt restructurings and loans acquired in a transfer with evidence of deterioration of credit quality since origination for which it is probable, at acquisition, that we will be unable to collect all contractually required payments receivable. Multifamily impaired loans include loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings), loans three payments or more past due, and loans that are deemed impaired based on management judgment. For mortgage loans individually identified as impaired, impairment should be measured as the difference between the recorded investment in the loan and the present value of expected future cash flows discounted at the loan’s original effective interest rate. However, as a practical expedient, we may measure impairment based on the fair value of underlying collateral if the loan is collateral dependent. Single-family impaired loans delinquent and purchased from non-consolidated trusts are aggregated and measured for impairment based on similar risk characteristics. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any credit-enhancement associated with the impaired loan. Except for cases of fraud and certain other types of borrower defaults, multifamily loans are non-recourse to the borrower so only the cash flows of the underlying property serve as the source of funds for repayment of the loan.

Troubled debt restructurings include both single-family and multifamily mortgage loans whose contractual terms have been modified to grant a concession to a borrower experiencing financial difficulties. A concession is deemed granted if the borrower’s effective borrowing rate under the terms of the modified loan is less than the borrower’s effective borrowing rate under the terms of the original loan. A concession typically includes one or more of the following conditions: (a) a reduction of interest rate; (b) interest forebearance on principal; and (c) a reduction of the unpaid principal balance and/or accrued interest. For loans modified under the MHA Program, the troubled debt restructuring determination is made at the point the loans become permanently modified. We apply the bad-debt expense method to single-family loans that have undergone a troubled debt restructuring. Under the bad-debt expense method, the discounting effect due to the passage of time and changes in the estimated timing and amount of expected future cash flows are reflected as part of provision for credit losses.

We have the option to purchase mortgage loans out of PC pools under certain circumstances, such as to resolve an existing or impending delinquency or default. From time to time, we reevaluate our delinquent loan purchase practices and alter them if circumstances warrant. Our general practice is to purchase loans from pools when: (a) loans are modified; (b) foreclosure sales occur; (c) the loans are delinquent for 24 months; or (d) the loans are 120 days or more delinquent and the cost of guarantee payments to PC holders, including advances of interest at the PC coupon, exceed the expected cost of holding the non-performing mortgage loan.

Prior to our consolidation of single-family PC trusts, loans that were purchased from PC pools were recorded on our consolidated balance sheets at the lesser of our acquisition cost or the loan’s fair value at the date of purchase and were subsequently carried at amortized cost. The initial investment included the unpaid principal balance, accrued interest, and a proportional amount of the recognized guarantee obligation and reserve for guarantee losses recognized for the PC pool from which the loan was purchased. The proportion of the guarantee obligation was calculated based on the relative percentage of the unpaid principal balance of the loan to the unpaid principal balance of the entire pool. The proportion of the reserve for guarantee losses was calculated based on the relative percentage of the unpaid principal balance of the loan to the unpaid principal balance of the loans in the respective reserving category for the loan. We recorded realized losses on loans purchased when, upon purchase, the fair value was less than the acquisition cost of the loan. Gains related to nonaccrual loans purchased from PC pools that are either repaid in full or that are collected in whole or in part when a loan goes to foreclosure are reported in other income. We continue to purchase loans under financial guarantees related to our long-term standby agreements.

Effective January 1, 2010, when we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. As a result, we no longer record loans purchased from PC pools at the lesser of acquisition cost or the loan’s fair value at the date of purchase because these loans are already on our consolidated balance sheets.

On February 10, 2010 we announced that we would purchase substantially all of the single-family mortgage loans that are 120 days or more delinquent from our PCs and Structured Securities. The decision to effect these purchases

115	Freddie Mac

was made based on a determination that the cost of guarantee payments to the security holders will exceed the cost of holding non-performing loans on our consolidated balance sheets.

For impaired loans where the borrower has made required payments that return the loan to current status, the basis adjustments resume amortization into interest income over time, as periodic payments are received, except for single-family loans accounted for as troubled debt restructurings, where the bad-debt expense method is applied.

Investments in Securities

Investments in securities consist primarily of mortgage-related securities. We classify securities as “available-for-sale” or “trading.” We currently have not classified any securities as “held-to-maturity,” although we may elect to do so in the future. In addition, we elected the fair value option for certain available-for-sale mortgage-related securities, including investments in securities that: (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment; or (b) are not of high credit quality at the acquisition date and are identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets. Subsequent to our election, these securities were classified as trading securities. Securities classified as available-for-sale and trading are reported at fair value with changes in fair value included in AOCI, net of taxes, and other gains (losses) on investment securities, respectively. See “NOTE 19: FAIR VALUE DISCLOSURES” for more information on how we determine the fair value of securities.

We record purchases and sales of securities that are specifically exempt from the requirements of derivatives and hedge accounting on a trade date basis. Securities underlying forward purchases and sales contracts that are not exempt from the requirements of derivatives and hedge accounting are recorded on the expected settlement date with a corresponding commitment recorded on the trade date.

When we purchase multi-class resecuritization securities that we have issued, we account for these securities as investments in debt securities since we are investing in the debt securities of a non-consolidated entity. We consolidate the trusts that issue these securities when we hold substantially all of the outstanding beneficial interests issued by the multi-class Structured Securities trust. We recognize interest income on the securities and interest expense on the debt we issued. See “Securitization Activities through Issuances of PCs and Structured Securities — Purchases and Sales of PCs and Structured Securities” for additional information on accounting for purchases of PCs and beneficial interests issued by resecuritization trusts.

In connection with transfers of financial assets that qualified as sales prior to the adoption of the amendments to accounting standards on transfers of financial assets and the consolidation of VIEs, we may have retained individual securities not transferred to third parties upon the completion of a securitization transaction. These securities may be backed by mortgage loans purchased from our customers, PCs or Structured Securities. The Structured Securities we acquired in these transactions were classified as available-for-sale or trading. Our PCs and Structured Securities are considered guaranteed investments. Therefore, the fair values of these securities reflect that they are considered to be of high credit quality and the securities are not subject to credit-related impairments. They are subject to the credit risk associated with the underlying mortgage loan collateral. Therefore, our exposure to credit losses on the loans underlying our retained securitization interests was recorded within our reserve for guarantee losses.

For most of our investments in securities, interest income is recognized using the effective interest method. Deferred items, including premiums, discounts and other basis adjustments, are amortized into interest income over the contractual lives of the securities.

For certain investments in securities, interest income is recognized using the prospective effective interest method. We specifically apply this accounting to beneficial interests in securitized financial assets that: (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment; (b) are not of high credit quality at the acquisition date; or (c) have been determined to be other-than-temporarily impaired. We recognize as interest income (over the life of these securities) the excess of all estimated cash flows attributable to these interests over their book value using the effective yield method. We update our estimates of expected cash flows periodically and recognize changes in calculated effective yield on a prospective basis.

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

116	Freddie Mac

numerous factors. We perform an evaluation on a security-by-security basis considering all available information. For available-for-sale securities, a critical component of the evaluation for other-than-temporary impairments is the identification of credit-impaired securities, where we do not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. Our analysis regarding credit quality is refined where the current fair value or other characteristics of the security warrant. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. See “NOTE 7: INVESTMENTS IN SECURITIES — Evaluation of Other-Than-Temporary Impairments” for a discussion of important factors we consider in our evaluation.

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

We elected the fair value option for available-for-sale securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of operations in the period they occur, including increases in value. For additional information on our election of the fair value option, see “NOTE 19: FAIR VALUE DISCLOSURES.”

Gains and losses on the sale of securities are included in other gains (losses) on investment securities recognized in earnings, including those gains (losses) reclassified into earnings from AOCI. We use the specific identification method for determining the cost of a security in computing the gain or loss.

Repurchase and Resale Agreements and Dollar Roll Transactions

We enter into repurchase and resale agreements primarily as an investor or to finance certain of our security positions. Such transactions are accounted for as secured financings when the transferor does not relinquish control over the transferred assets.

We engage in dollar roll transactions whereby we enter into an agreement to sell and subsequently repurchase (or purchase and subsequently resell) agency securities. Although these transactions are economically similar to collateralized financings, we account for them as: (a) purchases and sales of assets if the instrument transferred is a non-consolidated security; or (b) issuances and extinguishments of debt if the instrument transferred is a consolidated security. This accounting treatment arises because the instrument that is subsequently transferred is not contractually required to be the same or substantially the same as the instrument initially transferred.

Debt Securities Issued

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt.

As a result of the adoption of the amendments to the accounting standards on transfers of financial assets and the consolidation of VIEs, we consolidated our single-family PC trusts and certain Structured Transactions in our financial statements commencing January 1, 2010. Consequently, the mortgage loans that are held by the consolidated trusts are recognized as mortgage loans held-for-investment by consolidated trusts while the PCs and Structured Transactions issued by the consolidated trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. The debt securities of our consolidated trusts are prepayable without penalty at any time. Other debt represents short-term and long-term debt securities that we issue to third parties to fund our general business activities.

Both debt of our consolidated trusts and other debt, except for certain debt for which we elected the fair value option, are reported at amortized cost. Deferred items, including premiums, discounts, and hedging-related basis adjustments are reported as a component of total debt, net. Issuance costs are reported as a component of other assets. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts and issuance costs begins at the time

117	Freddie Mac

of debt issuance. Amortization of hedging-related basis adjustments is initiated upon the discontinuation of the related hedge relationship.

We elected the fair value option on certain other debt, including foreign currency denominated debt and extendible variable-rate notes. The change in fair value of these other debt securities is reported as gains (losses) on debt recorded at fair value in our consolidated statements of operations. Upfront costs and fees on foreign-currency denominated debt are recognized in earnings as incurred and not deferred. For additional information on our election of the fair value option, see “NOTE 19: FAIR VALUE DISCLOSURES.”

When we purchase a PC or a single-class resecuritization security from a third party, we extinguish the debt of the related PC trusts and recognize a gain or loss related to the difference between the amount paid to redeem the debt security and its carrying value, adjusted for any related purchase commitments accounted for as derivatives, and also inclusive of any remaining unamortized deferred items (e.g., premiums and discounts) in earnings as a component of gains (losses) on extinguishment of debt securities of consolidated trusts.

When we repurchase or call outstanding debt securities, we recognize a gain or loss related to the difference between the amount paid to redeem the debt security and the carrying value, including any remaining unamortized deferred items (e.g., premiums, discounts, issuance costs and hedging-related basis adjustments). The balances of remaining deferred items are reflected in earnings in the period of extinguishment as a component of gains (losses) on retirement of debt. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment of the existing unsecured debt security or a modification of an existing unsecured debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing unsecured debt security with recognition of any gains or losses in earnings in gains (losses) on retirement of unsecured debt, the issuance of a new unsecured debt security is recorded at fair value, fees paid to the creditor are expensed and fees paid to third parties are deferred and amortized into interest expense over the life of the new unsecured debt security using the effective interest method. If the terms of the existing unsecured debt security and the new unsecured debt security are not substantially different, the transaction is accounted for as a modification, fees paid to the creditor are deferred and amortized over the life of the modified unsecured debt security using the effective interest method and fees paid to third parties are expensed as incurred. In a modification, the following are considered to be a basis adjustment on the new debt security and are amortized as an adjustment of interest expense over the remaining term of the new debt security: (a) the fees associated with the new debt security and any existing unamortized premium or discount; (b) concession fees; and (c) hedging gains and losses on the existing debt security.

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

We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. In accordance with an amendment to derivatives and hedging accounting standards regarding certain hybrid financial instruments, we elected to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in our consolidated statements of operations. At March 31, 2010, we did not have any embedded derivatives that were bifurcated and accounted for as freestanding derivatives.

At March 31, 2010 and December 31, 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. These deferred gains and losses on closed cash flow hedges are recognized in earnings as the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.

The changes in fair value of the derivatives in cash flow hedge relationships are recorded as a separate component of AOCI to the extent the hedge relationships are effective, and amounts are reclassified to earnings as the forecasted transaction affects earnings.

118	Freddie Mac

REO

REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower of cost or fair value less costs to sell. When we acquire REO, losses arise when the carrying basis of the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged off against the allowance for loan losses at the time of acquisition. REO gains arise and are recognized immediately in earnings when the fair value of the foreclosed property less costs to sell and expected recoveries through credit enhancements exceeds the carrying basis of the loan (including accrued interest). Amounts we expect to receive from third-party insurance or other credit enhancements are recorded as receivables when REO is acquired. The receivable is adjusted when the actual claim is filed and is a component of other assets on our consolidated balance sheets. Material development and improvement costs relating to REO are capitalized. Operating expenses on the properties are included in REO operations income (expense). Estimated declines in REO fair value that result from ongoing valuation of the properties are provided for and charged to REO operations income (expense) when identified. Any gains and losses from REO dispositions are included in REO operations income (expense).

Income Taxes

We use the asset and liability method of accounting for income taxes under GAAP. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Our management determined that, as of March 31, 2010 and December 31, 2009, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by events and the resulting uncertainties that existed as of March 31, 2010 and December 31, 2009. For more information about the evidence that management considers and our determination of the need for a valuation allowance, see “NOTE 13: INCOME TAXES.”

Regarding tax positions taken or expected to be taken (and any associated interest and penalties), we recognize a tax position so long as it is more likely than not that it will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We measure the tax position at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. See “NOTE 13: INCOME TAXES” for additional information.

Income tax benefit includes: (a) deferred tax benefit (expense), which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance; and (b) current tax benefit (expense), which represents the amount of tax currently payable to or receivable from a tax authority including any related interest and penalties plus amounts accrued for unrecognized tax benefits (also including any related interest and penalties). Income tax benefit excludes the tax effects related to adjustments recorded to equity.

Stock-Based Compensation

We record compensation expense for stock-based compensation awards based on the grant-date fair value of the award and expected forfeitures. Compensation expense is recognized over the period during which an employee is required to provide service in exchange for the stock-based compensation award. The recorded compensation expense is accompanied by an adjustment to additional paid-in capital on our consolidated balance sheets. The vesting period for stock-based compensation awards is generally three to five years for options, restricted stock and restricted stock units. The vesting period for the option to purchase stock under the Employee Stock Purchase Plan, or ESPP, was three months. See “NOTE 12: STOCK-BASED COMPENSATION” in our 2009 Annual Report for additional information.

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

119	Freddie Mac

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

Earnings Per Common Share

Because we have participating securities, we use the “two-class” method of computing earnings per common share. The “two-class” method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings. Our participating securities consist of vested and unvested options to purchase common stock and vested restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock.

Basic earnings per common share is computed as net income available to common stockholders divided by the weighted average common shares outstanding for the period. The weighted average common shares outstanding for our basic earnings per share calculation includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share. Diluted earnings per common share is determined using the weighted average number of common shares during the period, adjusted for the dilutive effect of common stock equivalents. Dilutive common stock equivalents reflect the assumed net issuance of additional common shares pursuant to certain of our stock-based compensation plans that could potentially dilute earnings per common share.

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

Reportable Segments

We have three business segments for financial reporting purposes for all periods presented on our consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period financial statements. See “NOTE 16: SEGMENT REPORTING” for additional information.

Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued an amendment to the accounting standards for derivatives and hedging to clarify the scope exception for embedded credit derivatives. The amendment provides that embedded credit derivatives created by the subordination of one financial instrument to another qualifies for the scope exception and should not be subject to potential bifurcation and separate accounting. Other embedded credit derivative features are considered embedded derivatives and subject to potential bifurcation, provided that the overall contract is not a derivative in its entirety. This amendment is effective for fiscal quarters beginning after June 15, 2010 with early adoption permitted. We do not expect the adoption of this amendment will have an impact on our consolidated financial statements.

120	Freddie Mac

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES

Accounting for Transfers of Financial Assets and Consolidation of VIEs

In June 2009, the FASB issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. The guidance in these standards is effective for fiscal years beginning after November 15, 2009. The accounting standard for transfers of financial assets is applicable on a prospective basis to new transfers, while the accounting standard relating to consolidation of VIEs must be applied prospectively to all entities within its scope as of the date of adoption. We adopted these new accounting standards prospectively for all existing VIEs effective January 1, 2010.

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. Based on our consolidation evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions. As a result, a large portion of our off-balance sheet assets and liabilities will now be consolidated. Effective January 1, 2010, we consolidated these trusts and recognized the assets and liabilities at their unpaid principal balances, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of historical carrying values was not practical. Other newly consolidated assets and liabilities that either do not have an unpaid principal balance or are required to be carried at fair value were measured at fair value. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for a discussion of our assessment to determine whether we are considered the primary beneficiary of a trust and thus need to consolidate it. As such, we recognized on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. We also recognized the corresponding single-family PCs and certain Structured Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts established for our guarantor swap program, rather than their unpaid principal balance.

In light of the consolidation of our single-family PC trusts and certain Structured Transactions as discussed above, effective January 1, 2010 we elected to change the amortization method for deferred items (e.g., premiums, discounts and other basis adjustments) related to mortgage loans and investments in securities. We made this change to align the amortization method for these assets with the amortization method for deferred items associated with the related liabilities. As a result of this change, deferred items are amortized into interest income using an effective interest method over the contractual lives of these assets instead of the estimated life that was used for periods prior to 2010. It was impracticable to retrospectively apply this change to prior periods, so we recognized this change as a cumulative effect adjustment to the opening balance of retained earnings (accumulated deficit), and future amortization of these deferred items will be recognized using this new method. The effect of the change in the amortization method for deferred items was immaterial to our consolidated financial statements for the current period.

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which includes changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the unpaid principal balance of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our nonaccrual policy to delinquent mortgage loans consolidated as of January 1, 2010.

121	Freddie Mac

Impacts on Consolidated Balance Sheets

The effects of these changes are summarized in Table 2.1 below. Table 2.1 also illustrates the impact on our consolidated balance sheets of our adoption of these changes in accounting principles.

Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet

	December 31,	Consolidation	Reclassifications and	January 1,
	2009(1)	of VIEs	Eliminations	2010
	(in millions)

Assets
Cash and cash equivalents	$64,683	$—	$(1)	$64,682
Restricted cash and cash equivalents(2)	527	14,982	—	15,509
Federal funds sold and securities purchased under agreements to resell(3)	7,000	7,500	—	14,500
Investments in securities:(4)
Available-for-sale, at fair value	384,684	—	(128,452)	256,232
Trading, at fair value	222,250	—	(158,089)	64,161

Total investments in securities	606,934	—	(286,541)	320,393
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts, net of allowance for loan losses(5)(6)	—	1,812,871	(32,192)	1,780,679
Unsecuritized, net of allowance for loan losses(7)	111,565	—	11,632	123,197

Total held-for-investment mortgage loans, net	111,565	1,812,871	(20,560)	1,903,876
Held-for-sale, at lower-of-cost-or-fair-value(7)	16,305	—	(13,506)	2,799

Total mortgage loans, net	127,870	1,812,871	(34,066)	1,906,675
Accrued interest receivable(8)	3,376	8,891	(2,723)	9,544
Derivative assets, net	215	—	—	215
Real estate owned, net	4,692	147	—	4,839
Deferred tax assets, net	11,101	—	1,445	12,546
Other assets:
Guarantee asset, at fair value(9)	10,444	—	(10,024)	420
Other(10)	4,942	7,549	(3,789)	8,702

Total other assets	15,386	7,549	(13,813)	9,122

Total assets	$841,784	$1,851,940	$(335,699)	$2,358,025

Liabilities and equity (deficit)
Liabilities
Accrued interest payable(11)	$5,047	$8,630	$(1,446)	$12,231
Debt, net:
Debt securities of consolidated trusts held by third parties(12)	—	1,843,195	(276,789)	1,566,406
Other debt	780,604	—	—	780,604

Total debt, net	780,604	1,843,195	(276,789)	2,347,010
Derivative liabilities, net	589	—	—	589
Other Liabilities:
Guarantee obligation(9)	12,465	—	(11,823)	642
Reserve for guarantee losses on Participation Certificates(6)	32,416	—	(32,192)	224
Other	6,291	115	(1,746)	4,660

Total other liabilities	51,172	115	(45,761)	5,526

Total liabilities	837,412	1,851,940	(323,996)	2,365,356

Commitments and contingencies
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	—	—	51,700
Preferred stock, at redemption value	14,109	—	—	14,109
Common stock, $0.00 par value	—	—	—	—
Additional paid-in capital	57	—	—	57
Retained earnings (accumulated deficit)(13)	(33,921)	—	(9,011)	(42,932)
AOCI, net of taxes, related to:
Available-for-sale securities(14)	(20,616)	—	(2,683)	(23,299)
Cash flow hedge relationships	(2,905)	—	(7)	(2,912)
Defined benefit plans	(127)	—	—	(127)

Total AOCI, net of taxes	(23,648)	—	(2,690)	(26,338)
Treasury stock, at cost	(4,019)	—	—	(4,019)

Total Freddie Mac stockholders’ equity (deficit)	4,278	—	(11,701)	(7,423)
Noncontrolling interest	94	—	(2)	92

Total equity (deficit)	4,372	—	(11,703)	(7,331)

Total liabilities and equity (deficit)	$841,784	$1,851,940	$(335,699)	$2,358,025

(1)	Certain December 31, 2009 amounts presented in our consolidated balance sheet within this Form 10-Q reflect reclassifications in connection with the adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010.
(2)	We recognize the cash held by trusts for our single-family PCs and certain Structured Transactions as restricted cash and cash equivalents on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.

122	Freddie Mac

(3)	We recognize federal funds sold and securities purchased under agreements to resell held by our single-family PC trusts and certain Structured Transactions on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.
(4)	We no longer account for the single-family PCs and certain Structured Transactions that we hold as investment securities because we consolidate the related trusts; therefore, we eliminated unpaid principal balance amounts of approximately $123.8 billion and $150.1 billion related to investment securities held by us classified as available-for-sale and trading, respectively, and the related debt securities of the consolidated trusts. Additionally, we eliminated $12.6 billion of basis adjustments (e.g., premiums and discounts) and changes in fair value, which adjust the carrying amount of these investments on our consolidated balance sheet. See endnote 14, which discusses the amounts removed from AOCI relating to the available-for-sale securities.
(5)	On consolidation of our single-family PCs and certain Structured Transactions, we recognized $1.8 trillion of mortgage loans held-for-investment contained in these consolidated trusts.
(6)	We no longer establish a reserve for guarantee losses on PCs and Structured Transactions issued by trusts that we have consolidated; rather, we now recognize an allowance for loan losses against the mortgage loans that underlie those PCs and Structured Transactions. Accordingly, the reserve for guarantee losses on PCs and Structured Transactions that were consolidated was reclassified to the allowance for loan losses related to mortgage loans held-for-investment by consolidated trusts. We continue to recognize a reserve for guarantee losses related to our long-term standby commitments and guarantees issued to non-consolidated entities within other liabilities.
(7)	We reclassified all unsecuritized single-family mortgage loans held-for-sale with a carrying amount of $13.4 billion to held-for-investment on January 1, 2010, as these loans will either be held by us as unsecuritized, or will be transferred to securitization trusts that we would consolidate. Additionally, we eliminated $1.8 billion of unsecuritized mortgage loans held-for-investment that relate to loans that were eligible to be repurchased from single-family PC trusts prior to consolidation, but had not yet been purchased. We were previously required to recognize these loans as assets even though they had not yet been purchased from the securitization trusts because our right to repurchase these loans provided us with effective control over these loans. Lastly, there were miscellaneous adjustments of $18 million related to unsecuritized loans held-for-investment and $81 million related to loans held-for-sale at transition. As of January 1, 2010, all held-for-sale loans are multifamily mortgage loans.
(8)	The consolidation of VIEs includes $8.9 billion of accrued interest, which represents the aggregate amount of interest receivable on the mortgage loans held by these consolidated entities. Additionally, we eliminated $1.4 billion of interest receivable related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above) that were eliminated in consolidation, and $1.3 billion related to the initial application of our corporate nonaccrual policy to these newly consolidated mortgage loans.
(9)	We eliminated the guarantee asset and guarantee obligation for guarantees issued to trusts that we have consolidated. We continue to recognize a guarantee asset and guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities.
(10)	The consolidation of VIEs includes $5.1 billion of receivables from servicers for payments received from the loans they service on our behalf that have not yet been remitted to the trust, $1.8 billion in receivables from us relating to loans we are required to record on our consolidated balance sheets, but for which the related cash receipts are still a contractual asset of the trust (see endnote 7, above), and $0.6 billion in other receivables from us in our capacity as guarantor. Additionally, we eliminated the $2.4 billion in aggregate receivables from us mentioned in the preceding sentence as, upon consolidation, this amount represents an intercompany transaction, $1.0 billion of receivables for principal payments related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above) that were eliminated in consolidation, $353 million of guarantee-related credit enhancements with the consolidated VIEs, and $2 million of other receivables and assets related to low-income housing tax credit partnerships that were deconsolidated.
(11)	The consolidation of VIEs includes $8.6 billion of accrued interest payable related to the debt securities issued by these consolidated securitization trusts. We then eliminated in consolidation $1.4 billion of interest payable related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above).
(12)	On consolidation of our single-family PCs and certain Structured Transactions, we recognized $1.8 trillion of debt securities issued by these securitization trusts. We eliminated the unpaid principal balance of $273.9 billion of these securities that were held by us (see endnote 4 above) and $1.0 billion of principal repayments that are due but not yet paid related to the securities held by us at December 31, 2009.
(13)	We recorded a decrease to retained earnings (accumulated deficit), driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the unpaid principal balance of the loans underlying the PC trusts upon consolidation and the fair value of the PCs, including premiums, discounts and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our nonaccrual policy to delinquent mortgage loans consolidated as of January 1, 2010.
(14)	We eliminated unrealized gains (inclusive of deferred tax amounts) previously recorded in AOCI related to available-for-sale securities issued by securitization trusts we have consolidated.

Impacts on Consolidated Statements of Operations

Prospective adoption of these changes in accounting principles also significantly impacted the presentation of our consolidated statements of operations. These impacts are discussed below:

Line Items No Longer Separately Presented:

Line items that are no longer separately presented on our consolidated statements of operations include:

•	Management and guarantee income — we no longer recognize management and guarantee income on PCs and Structured Transactions issued by trusts that we have consolidated; rather, the portion of the interest collected on the underlying loans that represents our management and guarantee fee is recognized as part of interest income on mortgage loans. We continue to recognize management and guarantee income related to our long-term standby commitments and guarantees issued to non-consolidated entities in other income;

•	Gains (losses) on guarantee asset and income on guarantee obligation — we no longer recognize a guarantee asset and a guarantee obligation for guarantees issued to trusts that we have consolidated; therefore, we also no longer recognize gains (losses) on guarantee asset and income on guarantee obligation for such trusts. However, we continue to recognize a guarantee asset and a guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities and the corresponding gains (losses) on guarantee asset and income on guarantee obligation, which are recorded in other income;

•	Losses on loans purchased — we no longer recognize the acquisition of loans from PC trusts that we have consolidated as a purchase with an associated loss, as these loans are already reflected on our consolidated balance sheet. Instead, when we acquire a loan from these entities, we reclassify the loan from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record the

123	Freddie Mac

cash tendered as an extinguishment of the related PC debt within debt securities of consolidated trusts held by third parties. We continue to recognize losses on loans purchased related to our long-term standby commitments and losses from purchases of loans from non-consolidated entities in other expenses;

•	Recoveries of loans impaired upon purchase — as these acquisitions of loans from PC trusts that we have consolidated are no longer treated as purchases for accounting purposes, there will be no recoveries of such loans related to consolidated VIEs that require recognition in our consolidated statements of operations; and

•	Trust management income — we no longer recognize trust management income from the single-family PC trusts that we consolidate; rather, such amounts are now recognized in net interest income.

See “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for further information regarding line items that are no longer separately presented on our consolidated financial statements.

Line Items Significantly Impacted and Still Separately Presented:

Line items that were significantly impacted and that continue to be separately presented on our consolidated statements of operations include:

•	Interest income on mortgage loans — we now recognize interest income on the mortgage loans underlying PCs and Structured Transactions issued by trusts that we consolidate, which includes the portion of interest that was historically recognized as management and guarantee income. Upfront credit-related and other fees received in connection with such loans historically were treated as a component of the related guarantee obligation; prospectively, these fees are treated as basis adjustments to the loans to be amortized over their respective lives as a component of interest income on mortgage loans;

•	Interest income on investments in securities — we no longer recognize interest income on our investments in PCs and Structured Transactions issued by trusts that we consolidate, as we now recognize interest income on the mortgage loans underlying PCs and Structured Transactions issued by trusts that we consolidate;

•	Interest expense — we now recognize interest expense on PCs and Structured Transactions that were issued by trusts that we consolidate and are held by third parties; and

•	Other gains (losses) on investments — we no longer recognize other gains (losses) on investments for single-family PCs and certain Structured Transactions because those securities are no longer accounted for as investments as a result of our consolidation of the related trusts.

Newly Created Line Item:

The following line item has been added to our consolidated statements of operations:

•	Gains (losses) on extinguishment of debt securities of consolidated trusts — we record the purchase of PCs and single-class Structured Securities backed by PCs as an extinguishment of outstanding debt with a gain or loss recorded to this line item. The gain or loss recognized is the difference between the amount paid to redeem the debt and its carrying value, adjusted for any related purchase commitments accounted for as derivatives. As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” single-class Structured Securities pass through all of the cash flows of the underlying PCs directly to the holders and are deemed to be substantially the same as the underlying PCs. We are not deemed to be the primary beneficiary for the related trusts and thus we do not consolidate them.

Impacts on Consolidated Statements of Cash Flows

The adoption of these changes in accounting principles also significantly impacted the presentation of our consolidated statements of cash flows. At transition when we consolidated our single-family PCs and certain Structured Transactions, there was significant non-cash activity. Table 2.1 contains a summary of the impacts recorded when we adopted these changes in accounting principles. All of the activity in the columns titled “Consolidation of VIEs” and “Reclassifications and Eliminations” were non-cash changes.

NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS

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

124	Freddie Mac

U.S. economy. By continuing to provide access to funding for mortgage originators and, indirectly, for mortgage borrowers and through our role in the Obama Administration’s initiatives, including the MHA Program, we are working to meet the needs of the mortgage market by making homeownership and rental housing more affordable, reducing the number of foreclosures and helping families keep their homes. See “NOTE 5: MORTGAGE LOANS — Loans Acquired under Financial Guarantees” for additional information regarding the MHA Program.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. On March 23, 2010, the Secretary of the Treasury stated in congressional testimony that, after reform, the GSEs will not exist in the same form. Our future structure and role are currently being considered by the President and Congress. We have no ability to predict the outcome of these deliberations. However, we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term.

Our business objectives and strategies have in some cases been altered since we entered into conservatorship, and may continue to change. Certain changes to our business objectives and strategies are designed to provide support for the mortgage market in a manner that serves our public mission and other non-financial objectives, but may not contribute to profitability. Our efforts to help struggling homeowners and the mortgage market, in line with our public mission, may help to mitigate our credit losses, but in some cases may increase our expenses or require us to forego revenue opportunities in the near term. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets will have on our future capital or liquidity needs. We cannot estimate whether, or the extent to which, the costs we incur in the near term as a result of these efforts, which for the most part we are not reimbursed for, will be offset by the prevention or reduction of potential future costs.

In a letter to the Chairmen and Ranking Members of the Congressional Banking and Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that permitting us to engage in new products is inconsistent with the goals of the conservatorship. In addition, the Acting Director stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools.

Management is continuing its efforts to identify and evaluate actions that could be taken to reduce the significant uncertainties surrounding our business, as well as the level of future draws under the Purchase Agreement; however, our ability to pursue such actions may be limited by market conditions and other factors. Our future draws are dictated by the terms of the Purchase Agreement. FHFA will regulate any actions we take related to the uncertainties surrounding our business. In addition, FHFA, Treasury or Congress may have a different perspective from management and may direct us to focus our efforts on supporting the mortgage markets in ways that make it more difficult for us to implement any such actions.

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the Purchase Agreement with Treasury and FHFA regulation, the unpaid principal balance of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010, and this limit will decline by 10% per year thereafter until it reaches $250 billion. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual unpaid principal balance of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. The unpaid principal balance of our mortgage-related investments portfolio, as defined under the Purchase Agreement and FHFA regulation, was $753.3 billion at March 31, 2010.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. In recent periods, we also received substantial support from the Federal Reserve. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

125	Freddie Mac

Significant recent developments with respect to the support we receive from the government include the following:

•	On March 31, 2010, we paid dividends of $1.3 billion in cash on the senior preferred stock to Treasury for the first quarter of 2010 at the direction of the Conservator.

•	According to information provided by the Federal Reserve, it held $66.4 billion of our direct obligations and had net purchases of $432.3 billion of our mortgage-related securities as of April 21, 2010 under the purchase program announced in November 2008. The Federal Reserve completed its purchases under these programs in March 2010.

To address our $10.5 billion deficit in net worth as of March 31, 2010, FHFA, as Conservator, will submit a draw request, on our behalf to Treasury under the Purchase Agreement in the amount of $10.6 billion. We expect to receive these funds by June 30, 2010. Upon funding of this draw request:

•	the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $51.7 billion to $62.3 billion; and

•	the corresponding annual cash dividends payable to Treasury will increase to $6.2 billion, which exceeds our annual historical earnings in most periods.

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

For more information on the terms of the conservatorship, the powers of our Conservator, related party transactions and certain of the initiatives, programs and agreements described above, see “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS” in our 2009 Annual Report.

NOTE 4: VARIABLE INTEREST ENTITIES

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. In addition, effective January 1, 2010, the approach for determining the primary beneficiary of a VIE based solely on economic variability was removed from GAAP in favor of a more qualitative approach that focuses on power and economic exposure. Specifically, GAAP states that an enterprise will be deemed to have a controlling financial interest in, and thus be the primary beneficiary of, a VIE if it has both: (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (b) the right to receive benefits from the VIE that could potentially be significant to the entity or the obligation to absorb losses of the VIE that could potentially be significant to the entity. GAAP requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for further information regarding the consolidation of certain VIEs.

Based on our evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions. Therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts at their unpaid principal balances, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of carrying values was not practical. Other newly consolidated assets and liabilities that either do not have an unpaid principal balance or are required to be carried at fair value were measured at fair value. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of the transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts established for our guarantor swap program, rather than their unpaid principal balance.

In addition to our PC trusts, we are involved with numerous other entities that meet the definition of a VIE. See “VIEs for which We are the Primary Beneficiary” and “VIEs for which We are not the Primary Beneficiary” for additional information about our involvement with other VIEs.

126	Freddie Mac

VIEs for which We are the Primary Beneficiary

PC Trusts

Our PC trusts issue pass-through securities that represent undivided beneficial interests in pools of mortgages held by these trusts. For our fixed-rate PCs, we guarantee the timely payment of interest and principal. For our ARM PCs, we guarantee the timely payment of the weighted average coupon interest rate for the underlying mortgage loans and the full and final payment of principal; we do not guarantee the timely payment of principal on ARM PCs. In exchange for providing this guarantee, we may receive a management and guarantee fee and up-front delivery fees. We issue most of our PCs in transactions in which our customers exchange mortgage loans for PCs. We refer to these transactions as guarantor swaps.

PCs are designed so that we bear the credit risk inherent in the loans underlying the PCs through our guarantee of principal and interest payments on the PCs. The PC holders bear the interest rate or prepayment risk on the mortgage loans and the risk that we will not perform on our obligation as guarantor. For purposes of our consolidation assessments, our evaluation of power and economic exposure with regard to PC trusts focuses on credit risk because the credit performance of the underlying mortgage loans was identified as the activity that most significantly impacts the economic performance of these entities. We have the power to impact the activities related to this risk in our role as guarantor and master servicer.

Specifically, in our role as master servicer, we establish requirements for how mortgage loans are serviced and what steps are to be taken to avoid credit losses (e.g., modification, foreclosure). Additionally, in our capacity as guarantor, we have the ability to purchase defaulted mortgage loans out of the PC trust to help manage credit losses. See “NOTE 5: MORTGAGE LOANS — Loans Acquired under Financial Guarantees” for further information regarding our purchase of mortgage loans out of PC trusts. These powers allow us to direct the activities of the VIE (i.e., the PC trust) that most significantly impact its economic performance. In addition, we determined that our guarantee to each PC trust to provide principal and interest payments exposes us to losses that could potentially be significant to the PC trusts. Accordingly, we concluded that we are the primary beneficiary of our single-family PC trusts.

At March 31, 2010, we were the primary beneficiary of, and therefore consolidated, PC trusts with assets totaling $1.8 trillion. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA and USDA). See “NOTE 5: MORTGAGE LOANS — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Structured Transactions

Structured Transactions are a type of Structured Securities in which non-Freddie Mac mortgage-related securities are used as collateral. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of PCs and Structured Securities” for further information on the nature of Structured Transactions. The degree to which our involvement with securitization trusts that issue Structured Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to mitigate credit losses on the underlying assets of these entities) and exposure to benefits or losses that could potentially be significant to the VIEs (e.g., the existence of third party credit enhancements) varies by transaction. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities, including our ability to direct or influence the performance of the underlying assets and our exposure to potentially significant variability based upon the design of each entity and its governing contractual arrangements. As a result, we have concluded that we are the primary beneficiary of certain Structured Transactions with underlying assets totaling $18.4 billion. For those Structured Transactions that we do consolidate, the investors in the Structured Transactions have recourse only to the assets of those VIEs.

127	Freddie Mac

Consolidated VIEs

Table 4.1 represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 4.1 — Assets and Liabilities of Consolidated VIEs

	March 31, 2010	December 31, 2009
Consolidated Balance Sheets Line Item	(in millions)

Cash and cash equivalents	$2	$4
Restricted cash and cash equivalents	9,386	—
Federal funds sold and securities purchased under agreements to resell	8,750	—
Mortgage loans held-for-investment by consolidated trusts	1,745,765	—
Accrued interest receivable	7,565	—
Real estate owned, net	134	—
Other assets	3,080	16

Total assets of consolidated VIEs	$1,774,682	$20

Accrued interest payable	$6,917	$—
Debt securities of consolidated trusts held by third parties	1,545,227	—
Other liabilities	3,879	15

Total liabilities of consolidated VIEs	$1,556,023	$15

VIEs for which We are not the Primary Beneficiary

Table 4.2 represents the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Our involvement with VIEs for which we are not the primary beneficiary generally takes one of two forms: (a) purchasing an investment in these entities; or (b) providing a guarantee to these entities. Our maximum exposure to loss for those VIEs in which we have purchased an investment is calculated as the maximum potential charge that we would recognize in our consolidated statements of operations if that investment were to become worthless. This amount does not include other-than-temporary impairments or other write-downs that we previously recognized through earnings. In instances where we provide financial guarantees to the VIEs, our maximum exposure represents the contractual amounts that could be lost under the guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements.

128	Freddie Mac

Table 4.2 — Variable Interests for which We are not the Primary Beneficiary

	March 31, 2010
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$8,907	$—	$—	$—	$—
Restricted cash and cash equivalents	—	44	—	—	254
Investments in securities:
Available-for-sale, at fair value	2,016	91,674	147,559	—	—
Trading, at fair value	1,051	12,890	31,988	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	80,012	—
Held-for-sale	—	—	—	2,206	—
Accrued interest receivable	2	451	718	374	5
Derivative assets, net	—	4	—	—	1
Other assets	—	231	—	61	441
Liabilities:
Derivative liabilities, net	—	(4)	—	—	(10)
Other liabilities	—	(295)	(7)	(2)	(925)
Maximum Exposure to Loss	$11,907	$119,862	$213,233	$82,653	$9,160

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multi-class Structured Securities, Multifamily PCs and Structured Securities and certain Structured Transactions that we do not consolidate. For our investments in single-family multi-class Structured Securities where we consolidate the mortgage loans of the underlying PC trusts, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets. For our variable interests in other Freddie Mac security trusts for which we have provided a guarantee, our maximum exposure to loss is the outstanding unpaid principal balance of the underlying mortgage loans or securities that we have guaranteed, which is the maximum contractual amount under such guarantees.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss is based on the unpaid principal balance of these loans, as adjusted for loan level basis adjustments, any associated allowance for loan losses, accrued interest receivable and fair value adjustments on held-for-sale loans.
(4)	For other non-consolidated VIEs where we have provided a guarantee, our maximum exposure to loss is the contractual amount that could be lost under the guarantee if the counterparty or borrower defaulted, without consideration of possible recoveries under credit enhancement arrangements. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation including possible recoveries under credit enhancement arrangements.

Asset-Backed Investment Trusts

We invest in a variety of non-mortgage-related, asset-backed investment trusts. These investments represent interests in trusts consisting of a pool of receivables or other financial assets, typically credit card receivables, auto loans or student loans. These trusts act as vehicles to allow originators to securitize assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. Primary risks include potential loss from the credit risk and interest-rate risk of the underlying pool. The originators of the financial assets or the underwriters of the deal create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our asset-backed investments.

At March 31, 2010, we had investments in 81 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary. Our investments in these asset-backed investment trusts were made between 2006 and 2010. At March 31, 2010 and December 31, 2009, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Our investments in these trusts totaled $12.0 billion and $12.7 billion as of March 31, 2010 and December 31, 2009, respectively, and are included as cash and cash equivalents, available-for-sale securities or trading securities on our consolidated balance sheets. At March 31, 2010 and December 31, 2009, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

Mortgage-Related Security Trusts

Freddie Mac Securities

Freddie Mac securities consist of our Structured Securities, which can generally be segregated into two different types. In one type, Structured Securities are created by using PCs or previously issued Structured Securities as collateral. In this first type, our involvement with the resecuritization trusts that issue Structured Securities does not

129	Freddie Mac

provide us with rights to receive benefits or obligations to absorb losses nor does it provide any power that would enable us to direct the most significant activities of these VIEs because the ultimate underlying assets are PCs for which we have already provided a guarantee (i.e., all significant rights, obligations and powers are associated with the underlying PC trusts). As a result, we have concluded that we are not the primary beneficiary of these resecuritization trusts.

In the second type of Structured Securities, known as Structured Transactions, non-Freddie Mac mortgage-related securities are used as collateral. Our involvement with these Structured Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs and exposure to benefits or losses that could potentially be significant to the VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of, these Structured Transactions.

For non-consolidated Structured Securities, our investments are primarily included in either available-for-sale securities or trading securities on our consolidated balance sheets. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as such on our consolidated balance sheets.

Non-Freddie Mac Securities

We invest in a variety of mortgage-related securities issued by third-parties, including non-Freddie Mac agency mortgage-related securities, commercial mortgage-backed securities, private-label securities backed by various mortgage-related assets and obligations of states and political subdivisions. These investments typically represent interests in trusts that consist of a pool of mortgage-related assets and act as vehicles to allow originators to securitize those assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. Primary risks include potential loss from the credit risk and interest-rate risk of the underlying pool. The originators of the financial assets or the underwriters of the deal create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our non-Freddie Mac securities.

Our investments in these non-Freddie Mac securities were made between 1994 and 2010. At March 31, 2010 and December 31, 2009, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” At March 31, 2010 and December 31, 2009, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as such on our consolidated balance sheets.

Unsecuritized Multifamily Loans

We purchase from originators loans made to various multifamily real estate entities, and hold such loans for investment purposes, as they also help to fulfill our affordable housing goals. These real estate entities are primarily single-asset entities (typically partnerships or limited liability companies) established to acquire, construct, or rehabilitate residential properties, and subsequently to operate the properties as residential rental real estate. The loans we acquire usually make up 80% or less of the value of the related underlying property. The remaining 20% of value is typically funded through equity contributions by the partners of the borrower entity. In certain cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders. There were more than 7,000 retained loans in our multifamily loan portfolio as of March 31, 2010.

The unpaid principal balance of our investments in these loans was $83.0 billion and $83.9 billion as of March 31, 2010 and December 31, 2009, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We were not the primary beneficiary of any such entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” and “NOTE 5: MORTGAGE LOANS” for more information.

Other

Our involvement with other VIEs includes our investments in LIHTC partnerships, certain other mortgage-related guarantees as well as certain short-term default and other guarantee commitments that we account for as derivatives:

•	Investments in LIHTC Partnerships: We hold an equity investment in various LIHTC fund partnerships that invest in lower-tier or project partnerships that are single asset entities. In February 2010, the Acting Director of FHFA, after consultation with Treasury, informed us that we may not sell or transfer our investments in LIHTC

130	Freddie Mac

assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our LIHTC investments to zero as of December 31, 2009, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party.

•	Certain other mortgage-related guarantees: We have outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties. As part of certain other mortgage-related guarantees, we also provide commitments to advance funds, commonly referred to as “liquidity guarantees,” which require us to advance funds to enable third parties to purchase variable-rate multifamily housing revenue bonds, or certificates backed by such bonds, that cannot be remarketed within five business days after they are tendered to their holders.

•	Certain short-term default and other guarantee commitments accounted for as derivatives: Our involvements in these VIEs include our guarantee of the performance of interest-rate swap contracts in certain circumstances and credit derivatives we issued to guarantee the payments on multifamily loans or securities.

At March 31, 2010 and December 31, 2009, we were not the primary beneficiary of any such VIEs because our involvements in these VIEs are passive in nature and do not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 4.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in these non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

NOTE 5: MORTGAGE LOANS

We own both single-family mortgage loans, which are secured by one-to-four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

Table 5.1 summarizes the types of loans on our balance sheets as of March 31, 2010 and December 31, 2009. For periods ending prior to January 1, 2010, the balances do not include mortgage loans underlying our PCs and Structured Securities, since these were not consolidated on our balance sheets at that time. See “NOTE 4: VARIABLE INTEREST ENTITIES” for further information regarding the consolidation of the mortgage loans underlying our PCs and Structured Securities.

131	Freddie Mac

Table 5.1 — Mortgage Loans

	March 31, 2010			December 31, 2009
		Held By
		Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized
	(in millions)

Single-family:(1)
Conventional:
Fixed-rate
Amortizing	$95,591	$1,563,797	$1,659,388	$49,033
Interest-only	4,564	25,531	30,095	425

Total fixed-rate	100,155	1,589,328	1,689,483	49,458
Adjustable-rate
Amortizing	1,300	63,716	65,016	1,250
Interest-only	464	92,348	92,812	1,060

Total adjustable-rate	1,764	156,064	157,828	2,310

Total conventional	101,919	1,745,392	1,847,311	51,768
FHA/VA — Fixed-rate	690	2,154	2,844	1,588
U.S. Department of Agriculture Rural Development and other federally guaranteed loans	1,037	744	1,781	1,522
Structured Transactions	—	18,104	18,104	—

Total single-family	103,646	1,766,394	1,870,040	54,878

Multifamily(1):
Conventional
Fixed-rate	70,664	—	70,664	71,936
Adjustable-rate	12,341	—	12,341	11,999

Total conventional	83,005	—	83,005	83,935
U.S. Department of Agriculture Rural Development	3	—	3	3

Total multifamily	83,008	—	83,008	83,938

Total unpaid principal balance of mortgage loans	186,654	1,766,394	1,953,048	138,816

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(8,914)	1,129	(7,785)	(9,317)
Lower of cost or market adjustments on loans held-for-sale	(49)	—	(49)	(188)
Allowance for loan losses on mortgage loans held-for-investment	(14,872)	(21,758)	(36,630)	(1,441)

Total mortgage loans, net of allowance for loan losses	$162,819	$1,745,765	$1,908,584	$127,870

(1)	Based on unpaid principal balances and excluding mortgage loans traded, but not yet settled.

Mortgage loans consist of: (a) mortgage loans held-for-sale, at lower-of-cost-or-fair-value; and (b) mortgage loans held-for-investment, at amortized cost. We held $2.2 billion and $16.3 billion of mortgage loans held-for-sale, and $1.906 trillion and $111.6 billion of mortgage loans held-for-investment as of March 31, 2010 and December 31, 2009, respectively. The decrease in mortgage loans held-for-sale, and increase in mortgage loans held-for-investment from December 31, 2009 to March 31, 2010 is primarily due to a change in the accounting for VIEs which resulted in our consolidation of assets underlying approximately $1.817 trillion of our PCs and $21 billion of certain Structured Transactions as of January 1, 2010. Upon adoption of the new accounting standards on January 1, 2010, we redesignated all single-family loans that were held-for-sale as held-for-investment, which totaled $13.5 billion in unpaid principal balance and resulted in the recognition of a lower-of-cost-or-fair-value adjustment, which was recorded as an $80 million reduction in the beginning balance of retained earnings for 2010. As of March 31, 2010, our mortgage loans held-for-sale consist solely of multifamily mortgage loans that we purchased for securitization and sale to third parties. Prior to January 1, 2010, in addition to multifamily loans purchased for securitization, we also had investments in single-family mortgage loans held-for-sale related to all mortgages purchased through cash window transactions. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

Allowance for Loan Losses and Reserve for Guarantee Losses

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Prior to consolidation of certain of our PC trusts, we also maintained a reserve for guarantee losses for mortgage loans that underlie PCs and Structured Securities. We continue to maintain a reserve for guarantee losses for mortgage loans that underlie our multifamily PCs, certain Structured Transactions and other non-consolidated mortgage-related financial guarantees, for which we have incremental credit risk, and this reserve is included within other liabilities on our consolidated balance sheets.

132	Freddie Mac

Table 5.2 summarizes loan loss reserve activity.

Table 5.2 — Detail of Loan Loss Reserves

	Three Months Ended March 31,
	2010				2009
	Allowance for Loan Losses
		Held By	Reserve for			Reserve for
		Consolidated	Guarantee		Allowance for	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Loan Losses	Losses	Total
	(in millions)

Beginning balance	$1,441	$—	$32,416	$33,857	$690	$14,928	$15,618
Adjustments to beginning balance(2)	—	32,006	(32,192)	(186)	—	—	—
Provision for credit losses	2,209	3,212	(25)	5,396	205	8,710	8,915
Charge-offs(3)	(1,291)	(1,975)	(2)	(3,268)	(118)	(1,210)	(1,328)
Recoveries(3)	266	350	—	616	59	295	354
Transfers, net(4)(5)	12,247	(11,835)	(16)	396	—	(757)	(757)

Ending balance	$14,872	$21,758	$181	$36,811	$836	$21,966	$22,802

Single-family	$14,091	$21,758	$120	$35,969	$595	$21,932	$22,527
Multifamily	781	—	61	842	241	34	275

Total	$14,872	$21,758	$181	$36,811	$836	$21,966	$22,802

(1)	Beginning January 1, 2010, our reserve for guarantee losses is included in other liabilities. See “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for further information.
(2)	Adjustments relate to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.
(3)	Charge-offs represent the amount of the unpaid principal balance of a loan that has been discharged to remove the loan due to either foreclosure, preforeclosure sales or deed-in-lieu transactions. Charge-offs exclude $117 million and $40 million for the three months ended March 31, 2010 and 2009, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(4)	In February 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. We purchased $56.6 billion in unpaid principal balance of loans from PC trusts during the first quarter of 2010. As a result of this purchase, related amounts of our loan loss reserves were transferred from the allowance for loan losses — held by consolidated trusts and the reserve for guarantee losses into the allowance for loan losses — unsecuritized.
(5)	Consist primarily of: (a) approximately $12.1 billion of reclassified reserves during the three months ended March 31, 2010 related to our purchases during the period of loans previously held by consolidated trusts; (b) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (c) the transfer of a proportional amount of the recognized reserves for guaranteed losses associated with loans purchased from unconsolidated mortgage-related financial guarantees; and (d) amounts attributable to uncollectible interest on mortgage loans.

Credit Protection and Other Forms of Credit Enhancement

In connection with our mortgage loans, held-for-investment and other mortgage-related guarantees, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders and other forms of credit enhancements. Prior to January 1, 2010, credit protection was viewed under GAAP as part of the total consideration received for providing our credit guarantee and was therefore included within our guarantee obligation and in other assets. A separate asset was recognized and subsequently amortized into earnings as other non-interest expense under the static effective yield method in the same manner as our recognized guarantee obligation.

Commencing January 1, 2010, credit protection, including primary mortgage insurance, is no longer recognized as a separate asset to the extent it is received in connection with a consolidated guarantor swap and fully paid for by the lender; in those situations, the economic effect of credit protection is included in our estimation of the allowance for loan losses. In all other situations, credit protection continues to be recognized as a separate asset and subsequently amortized into earnings. At March 31, 2010 and December 31, 2009, we recorded $238 million and $597 million within other assets on our consolidated balance sheets for these credit enhancements.

Table 5.3 presents the maximum amounts of potential loss recovery by type of credit protection.

133	Freddie Mac

Table 5.3 — Credit Protection and Other Forms of Recourse(1)

	Unpaid Principal at		Maximum Coverage at
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(in millions)

Single-family:
Primary mortgage insurance	$234,984	$239,339	$57,134	$58,226
Lender recourse and indemnifications	12,829	13,075	10,959	11,083
Pool insurance	66,496	71,202	3,568	3,649
HFA Indemnification(2)	9,487	3,915	3,320	1,370
Other credit enhancements	819	848	266	271

Total	$324,615	$328,379	$75,247	$74,599

Multifamily:
HFA Indemnification(2)	$1,991	$405	$697	$142
Other credit enhancements	11,017	10,962	3,018	2,989

Total	$13,008	$11,367	$3,715	$3,131

(1)	Includes the credit protection associated with unsecuritized mortgage loans, those held by our consolidated trusts as well as our non-consolidated mortgage guarantees. Excludes credit enhancements related to Structured Transactions, which had unpaid principal balances that totaled $27.1 billion and $26.5 billion at March 31, 2010 and December 31, 2009, respectively. Prior periods have been revised to conform to the current period presentation.
(2)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.

Primary mortgage insurance is the most prevalent type of credit enhancement within our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance on a group, or pool, of mortgage loans up to a stated loss limit. As shown in the table above, the unpaid principal balance of single-family loans covered by pool insurance declined during the first quarter of 2010 since we reached the maximum limit of recovery on certain of these contracts.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are backed by loans or certificates of federal agencies (such as FHA, VA and USDA). The total unpaid principal balance of the debt associated with this collateral totaled $5.4 billion and $3.9 billion as of March 31, 2010 and December 31, 2009, respectively. Additionally, certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At March 31, 2010 and December 31, 2009, the unpaid principal balance of Structured Transactions with subordination coverage was $4.4 billion and $4.5 billion, respectively, and the average subordination coverage on these securities was 17%, respectively, at both dates.

Impaired Loans

Single-family impaired loans include performing and non-performing troubled debt restructurings, as well as delinquent or modified loans that were purchased under our long-term standby agreements and, prior to consolidation of certain of our PC trusts, from mortgage pools underlying our single-family PCs. Multifamily impaired loans include certain loans whose contractual terms have previously been modified due to credit concerns (including troubled debt restructurings), loans three payments or more past due, and loans that are deemed impaired.

Total loan loss reserves consists of a specific valuation allowance related to impaired mortgage loans, which is presented in Table 5.4, and an additional reserve for other probable incurred losses, which totaled $33.8 billion and $33.5 billion at March 31, 2010 and December 31, 2009, respectively. Our recorded investment in impaired mortgage loans and the related valuation allowance are summarized in Table 5.4.

Table 5.4 — Impaired Loans

	March 31, 2010			December 31, 2009
	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related valuation allowance	$14,538	$(2,966)	$11,572	$2,611	$(379)	$2,232
No related valuation allowance(1)	6,320	—	6,320	9,850	—	9,850

Total	$20,858	$(2,966)	$17,892	$12,461	$(379)	$12,082

(1)	Impaired loans with no related valuation allowance primarily represent single-family mortgage loans purchased out of PC pools and accounted for in accordance with the initial measurement requirements in accounting standards for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

The average investment in impaired loans was $16.0 billion and $9.2 billion for the three month periods ended March 31, 2010 and 2009, respectively. Interest income foregone on impaired loans was approximately $192 million and $47 million for the first quarter of 2010 and the first quarter of 2009, respectively. The increase in impaired loans

134	Freddie Mac

and the amount of foregone interest in the first quarter of 2010, as compared to the first quarter of 2009, is attributed to an increase in completed loan modifications, including those under HAMP during the first quarter of 2010, which were accounted for as troubled debt restructurings.

Loans Acquired under Financial Guarantees

In accordance with the terms of our PC trust documents, we have the right, but are not required, to purchase a mortgage loan from a PC trust under a variety of circumstances. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Impaired Loans,” for information about our practice for these purchases. Additionally, under the terms of our PC trust documents, we are required to purchase a mortgage loan from a PC trust when: (a) a court of competent jurisdiction or a U.S. government agency determines that our purchase of the mortgage was unauthorized and a cure is not practicable without unreasonable effort or expense, or if such a court or government agency otherwise requires us to repurchase the mortgage; (b) a borrower exercises its option to convert their interest rate from an adjustable rate to a fixed rate on a convertible ARM; or (c) a balloon/reset mortgage loan is close to reaching its scheduled balloon reset date.

Effective January 1, 2010, when we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. Prior to our consolidation of certain of our PC trusts, loans purchased from PC pools that underlie our guarantees were recorded at the lesser of our acquisition cost or the loan’s fair value at the date of purchase. Our estimate of the fair value of loans purchased from PC pools is determined by obtaining indicative market prices from large, experienced dealers and using the median of these market prices to estimate the fair value.

We continue to account for loans acquired from non-consolidated trusts and other mortgage-related financial guarantees in accordance with the accounting standards for loans and debt securities acquired with deteriorated credit quality if, at acquisition, the loans have credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrowers without significant delay. The excess of contractual principal and interest over the undiscounted amount of cash flows we expect to collect represents a non-accretable difference that is neither accreted to interest income nor displayed on the consolidated balance sheets. The amount that may be accreted into interest income on such loans is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows from the loan over our initial investment in the loan. We consider estimated prepayments when calculating the accretable balance and the non-accretable difference. Table 5.5 provides details on loans acquired from non-consolidated trusts and other mortgage-related financial guarantees with deteriorated credit quality.

Table 5.5 — Loans Acquired Under Financial Guarantees

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Contractual principal and interest payments at acquisition	$90	$5,871
Non-accretable difference	(21)	(596)

Cash flows expected to be collected at acquisition	69	5,275
Accretable balance	(18)	(3,226)

Initial investment in acquired loans at acquisition	$51	$2,049

	March 31,	December 31,
	2010	2009
	(in millions)

Contractual balance of outstanding loans	$17,947	$19,031

Carrying amount of outstanding loans	$9,292	$10,061

While these loans are seriously delinquent, no amounts are accreted to interest income. Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized provision for credit losses related to these loans of $193 million and $98 million for the three month periods ended March 31, 2010 and 2009, respectively.

135	Freddie Mac

Table 5.6 provides changes in the accretable balance of loans acquired under financial guarantees.

Table 5.6 — Changes in Accretable Balance

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Beginning balance	$8,744	$4,131
Additions from new acquisitions	18	3,226
Accretion during the period	(207)	(135)
Reductions(1)	(166)	(49)
Change in estimated cash flows(2)	(114)	(13)
Reclassifications (to) from nonaccretable difference(3)	(279)	(306)

Ending balance	$7,996	$6,854

(1)	Represents the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to troubled debt restructurings or a change in the prepayment assumptions of the related loans.
(3)	Represents the change in expected cash flows due to changes in credit quality or credit assumptions.

Delinquency Rates

Table 5.7 summarizes the delinquency performance for mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.7 — Delinquency Performance

	March 31, 2010	December 31, 2009

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	3.15%	3.00%
Total number of delinquent loans	323,135	305,840
Credit-enhanced portfolio(2)
Delinquency rate	8.35%	8.17%
Total number of delinquent loans	168,256	168,903
Total portfolio, excluding Structured Transactions
Delinquency rate	4.01%	3.87%
Total number of delinquent loans	491,391	474,743
Structured Transactions:(3)
Delinquency rate	10.04%	9.44%
Total number of delinquent loans	24,828	24,086
Total single-family portfolio:
Delinquency rate	4.13%	3.98%
Total number of delinquent loans	516,219	498,829
Multifamily:(4)
Delinquency rate	0.24%	0.19%
Unpaid principal balance of delinquent loans (in millions)	$246	$191

(1)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby agreements and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than 90 days delinquent under the modified contractual terms.
(3)	Structured Transactions generally have underlying mortgage loans with higher risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on unpaid principal balance of mortgages 60 days or more delinquent rather than on a unit basis, and includes multifamily Structured Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than 60 days delinquent under the modified contractual terms.

We worked with our Conservator to, among other things, help distressed homeowners and we implemented a number of steps that include extending foreclosure timelines and additional efforts to modify and restructure loans. On February 18, 2009, President Obama announced the MHA Program, which is designed to help in the housing recovery, to promote liquidity and housing affordability, to expand our foreclosure prevention efforts and to set market standards. The MHA Program specifically includes the following programs, among others: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan; (b) an initiative to encourage modifications of mortgages for both homeowners who are in default and those who are at risk of imminent default; (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or execute a deed-in-lieu of foreclosure transaction; and (d) an initiative to achieve greater affordability for homeowners by lowering payments on second mortgages through modifications. In a short sale, the owner sells the home and the lender or investor accepts proceeds that are less than the outstanding mortgage indebtedness. These initiatives are accomplished through various government incentives to servicers, mortgage holders and homeowners. We will bear the full costs associated with the

136	Freddie Mac

modifications of mortgages that we own or guarantee and will not receive a reimbursement for any component from Treasury. It is not possible at present to estimate the extent to which the costs of our participation in these initiatives may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures.

NOTE 6: REAL ESTATE OWNED

For periods presented below, the weighted average holding period for our disposed properties was less than one year. Table 6.1 provides a summary of the change in the carrying value of our REO balances.

Table 6.1 — REO

	Three Months Ended March 31,
	2010			2009
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$5,125	$(433)	$4,692	$4,216	$(961)	$3,255
Adjustment to beginning balance(1)	158	(11)	147	—	—	—
Additions	3,082	(244)	2,838	1,664	(105)	1,559
Dispositions and write-downs	(2,323)	114	(2,209)	(1,955)	89	(1,866)

Ending balance	$6,042	$(574)	$5,468	$3,925	$(977)	$2,948

(1)	Adjustment to the beginning balance relates to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

Our REO operations expense includes REO property expenses, net losses incurred on disposition of REO properties, adjustments to the holding period allowance associated with REO properties to record them at the lower of their carrying amount or fair value less the estimated costs to sell, and insurance reimbursements and other credit enhancement recoveries. An allowance for estimated declines in the REO fair value during the period properties are held reduces the carrying value of REO property. The table below presents the components of our REO operations expense for the three months ended March 31, 2010 and 2009, respectively.

Table 6.2 — REO Operations Expense

	Three Months Ended
	March 31,
	2010	2009
	(dollars in millions)

Single-family:
REO property expenses(1)	$241	$116
Disposition (gains) losses(2)	4	306
Change in holding period allowance(3)	70	32
Recoveries	(159)	(148)

Total single-family REO operations expense	156	306
Multifamily REO operations expense	3	—

Total REO operations expense	$159	$306

REO inventory (properties), at March 31,	53,839	29,151
REO property dispositions (properties)	21,969	14,184

(1)	Consists of costs incurred to maintain or protect a property after foreclosure acquisition, such as legal fees, insurance, taxes, cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer. Excludes holding period writedowns while in REO inventory.
(3)	Includes both the increase (decrease) in the holding period allowance for properties that remain in inventory at the end of the year as well as any reductions associated with dispositions during the year.

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

The method of accounting for cash flows associated with REO acquisitions changed significantly with our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. In 2009, the majority of our REO acquisitions resulted from cash payment for extinguishments of mortgage loans within PC pools at the time of their conversion to REO. These cash outlays are included in net payments of mortgage insurance and acquisitions and dispositions of REO in our consolidated statements of cash flows. Effective January 1, 2010, REO property acquisitions resulted from extinguishment of our mortgage loans held on our consolidated balance

137	Freddie Mac

sheets and are treated as non-cash transfers. As a result, the amount of non-cash acquisitions of REO properties during the three months ended March 31, 2010 and 2009 was $5.1 billion and $180 million, respectively.

NOTE 7: INVESTMENTS IN SECURITIES

Commencing with our adoption of two new accounting standards on January 1, 2010, we changed the way we account for the purchase and sale of the majority of our PCs and Structured Securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of PCs and Structured Securities” for additional information regarding our accounting policies for the purchase and sale of PCs and Structured Securities.

Table 7.1 summarizes amortized cost, estimated fair values and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 7.1 — Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses(1)	Fair Value
	(in millions)
March 31, 2010

Mortgage-related securities:
Freddie Mac	$87,202	$4,625	$(153)	$91,674
Subprime	54,386	3	(18,554)	35,835
Commercial mortgage-backed securities	61,181	264	(4,954)	56,491
Option ARM	13,151	21	(6,147)	7,025
Alt-A and other	18,301	9	(4,912)	13,398
Fannie Mae	32,148	1,431	(5)	33,574
Obligations of states and political subdivisions	11,374	78	(348)	11,104
Manufactured housing	1,052	1	(152)	901
Ginnie Mae	308	27	—	335

Total mortgage-related securities	279,103	6,459	(35,225)	250,337

Non-mortgage-related securities:
Asset-backed securities	1,946	70	—	2,016

Total non-mortgage-related securities	1,946	70	—	2,016

Total available-for-sale securities	$281,049	$6,529	$(35,225)	$252,353

December 31, 2009

Mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
Commercial mortgage-backed securities	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total mortgage-related securities	413,956	10,850	(42,675)	382,131

Non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total non-mortgage-related securities	2,444	109	—	2,553

Total available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

(1)	Includes non-credit related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

138	Freddie Mac

Available-for-Sale Securities in a Gross Unrealized Loss Position

Table 7.2 shows the fair value of available-for-sale securities in a gross unrealized loss position and whether they have been in that position less than 12 months or 12 months or greater including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 7.2 — Available-for-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
		Temporary	Temporary			Temporary	Temporary			Temporary	Temporary
	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total
	(in millions)
March 31, 2010

Mortgage-related securities:
Freddie Mac	$797	$—	$(7)	$(7)	$2,269	$—	$(146)	$(146)	$3,066	$—	$(153)	$(153)
Subprime	4,919	(2,876)	(60)	(2,936)	30,900	(9,311)	(6,307)	(15,618)	35,819	(12,187)	(6,367)	(18,554)
Commercial mortgage-backed securities	1,754	—	(10)	(10)	38,031	(971)	(3,973)	(4,944)	39,785	(971)	(3,983)	(4,954)
Option ARM	1,040	(834)	—	(834)	5,939	(4,995)	(318)	(5,313)	6,979	(5,829)	(318)	(6,147)
Alt-A and other	1,985	(1,083)	(1)	(1,084)	11,230	(2,485)	(1,343)	(3,828)	13,215	(3,568)	(1,344)	(4,912)
Fannie Mae	276	—	(1)	(1)	85	—	(4)	(4)	361	—	(5)	(5)
Obligations of states and political subdivisions	1,069	—	(9)	(9)	6,589	—	(339)	(339)	7,658	—	(348)	(348)
Manufactured housing	210	(53)	—	(53)	626	(37)	(62)	(99)	836	(90)	(62)	(152)
Ginnie Mae	5	—	—	—	—	—	—	—	5	—	—	—

Total mortgage-related securities	12,055	(4,846)	(88)	(4,934)	95,669	(17,799)	(12,492)	(30,291)	107,724	(22,645)	(12,580)	(35,225)

Total available-for-sale securities in a gross unrealized loss position	$12,055	$(4,846)	$(88)	$(4,934)	$95,669	$(17,799)	$(12,492)	$(30,291)	$107,724	$(22,645)	$(12,580)	$(35,225)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
		Temporary	Temporary			Temporary	Temporary			Temporary	Temporary
	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total
	(in millions)
December 31, 2009

Mortgage-related securities:
Freddie Mac	$4,219	$—	$(52)	$(52)	$11,068	$—	$(1,089)	$(1,089)	$15,287	$—	$(1,141)	$(1,141)
Subprime	6,173	(4,219)	(62)	(4,281)	29,540	(9,238)	(7,583)	(16,821)	35,713	(13,457)	(7,645)	(21,102)
Commercial mortgage-backed securities	3,580	—	(56)	(56)	48,067	(1,017)	(6,715)	(7,732)	51,647	(1,017)	(6,771)	(7,788)
Option ARM	2,457	(2,165)	(36)	(2,201)	4,712	(3,784)	(490)	(4,274)	7,169	(5,949)	(526)	(6,475)
Alt-A and other	4,268	(2,162)	(43)	(2,205)	8,954	(1,833)	(1,509)	(3,342)	13,222	(3,995)	(1,552)	(5,547)
Fannie Mae	473	—	(2)	(2)	124	—	(6)	(6)	597	—	(8)	(8)
Obligations of states and political subdivisions	949	—	(14)	(14)	6,996	—	(426)	(426)	7,945	—	(440)	(440)
Manufactured housing	212	(58)	—	(58)	685	(57)	(59)	(116)	897	(115)	(59)	(174)
Ginnie Mae	17	—	—	—	—	—	—	—	17	—	—	—

Total mortgage-related securities	22,348	(8,604)	(265)	(8,869)	110,146	(15,929)	(17,877)	(33,806)	132,494	(24,533)	(18,142)	(42,675)

Total available-for-sale securities in a gross unrealized loss position	$22,348	$(8,604)	$(265)	$(8,869)	$110,146	$(15,929)	$(17,877)	$(33,806)	$132,494	$(24,533)	$(18,142)	$(42,675)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At March 31, 2010, total gross unrealized losses on available-for-sale securities were $35.2 billion, as noted in Table 7.2. The gross unrealized losses relate to 2,621 individual lots representing 2,517 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security are in an unrealized loss position, depending upon the amortized cost of the specific lot.

Evaluation of Other-Than-Temporary Impairments

We adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, which provides additional guidance in accounting for and presenting impairment losses on debt securities. This amendment was effective and was applied prospectively by us in the second quarter of 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2009

139	Freddie Mac

Annual Report for further information regarding the impact of this amendment on our consolidated financial statements.

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

For available-for-sale securities that are not deemed to be credit impaired, we assess whether we intend to sell or would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. In most cases, we have asserted that we have no intent to sell and that we believe it is not more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. Where such an assertion has not been made, the security’s decline in fair value is deemed to be other-than-temporary and the entire charge is recorded in earnings.

Freddie Mac and Fannie Mae Securities

We record the purchase of mortgage-related securities issued by Fannie Mae as investments in securities in accordance with the accounting standards on investments in debt and equity securities. In contrast, commencing January 1, 2010, our purchase of mortgage-related securities that we issue (e.g., PCs and Structured Securities) is recorded as either investments in securities or extinguishment of debt securities of consolidated trusts depending on the nature of the mortgage-related security that we purchase. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of PCs and Structured Securities” for additional information.

Agency-issued mortgage-related securities that we purchase and that are recorded as investment securities generally fit into one of two categories:

Unseasoned Securities — We frequently resecuritize agency securities, typically unseasoned pass-through securities. In these resecuritization transactions, we typically retain an interest representing a majority of the cash flows, but consider the resecuritization to be a sale of all of the securities for purposes of assessing if an impairment is other-than-temporary. As these securities have recently been acquired, they generally have current coupon rates and prices close to par. Consequently, any decline in the fair value of these agency securities is relatively small and could be recovered by small interest rate changes. We expect that the recovery period would be in the near term. Notwithstanding this, we recognize other-than-temporary impairments on any of these securities that are likely to be sold. This population is identified based on our expectations of resecuritization volume and our eligible collateral. If

140	Freddie Mac

any of the securities identified as likely to be sold are in a loss position, other-than-temporary impairment is recorded, as we could not assert that we would not sell such securities prior to recovery. Any additional losses realized upon sale result from further declines in fair value subsequent to the balance sheet date. For securities that we do not intend to sell and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses, we expect to recover any unrealized losses.

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

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans

We believe the unrealized losses on our non-agency mortgage-related securities are a result of poor underlying collateral performance, limited liquidity and large risk premiums. With the exception of the other-than-temporarily impaired securities discussed below, we have not identified any securities that were likely of incurring a contractual principal or interest loss at March 31, 2010. Based on these facts and our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses, we have concluded that the impairment of these securities is temporary. We consider securities to be other-than-temporarily impaired when future losses are deemed likely.

Our review of the securities backed by subprime, option ARM, Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, ratings, security prices and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO credit scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

Table 7.3 presents the modeled default rates and severities, without regard to subordination, that are used to determine whether our senior interests in certain non-agency mortgage-related securities will experience a cash shortfall. Our proprietary default model requires assumptions about future home prices, as defaults and severities are modeled at the loan level and then aggregated. The model uses projections of future home prices at the state level. Assumptions of voluntary prepayment rates derived from our proprietary prepayment models are also an input to the present value of expected losses and are disclosed below.

141	Freddie Mac

Table 7.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	March 31, 2010
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Acquisition Date
2004 & Prior:
Unpaid principal balance	$1,561	$139	$1,140	$645	$2,590
Weighted average collateral defaults(2)	37%	35%	6%	46%	25%
Weighted average collateral severities(3)	52%	44%	34%	45%	33%
Weighted average voluntary prepayment rates(4)	4%	5%	8%	2%	4%
2005:
Unpaid principal balance	$9,317	$3,435	$1,452	$1,030	$4,744
Weighted average collateral defaults(2)	56%	55%	19%	55%	39%
Weighted average collateral severities(3)	61%	54%	44%	49%	42%
Weighted average voluntary prepayment rates(4)	1%	6%	5%	1%	3%
2006:
Unpaid principal balance	$23,494	$8,409	$679	$1,436	$1,465
Weighted average collateral defaults(2)	66%	68%	33%	63%	48%
Weighted average collateral severities(3)	65%	61%	51%	57%	47%
Weighted average voluntary prepayment rates(4)	4%	5%	5%	2%	3%
2007 & Later:
Unpaid principal balance	$24,540	$5,223	$180	$1,675	$440
Weighted average collateral defaults(2)	64%	64%	49%	62%	61%
Weighted average collateral severities(3)	66%	61%	58%	57%	57%
Weighted average voluntary prepayment rates(4)	4%	3%	2%	3%	2%
Total:
Unpaid principal balance	$58,912	$17,206	$3,451	$4,786	$9,239
Weighted average collateral defaults(2)	63%	64%	19%	59%	38%
Weighted average collateral severities(3)	65%	60%	43%	54%	41%
Weighted average voluntary prepayment rates(4)	4%	4%	6%	2%	3%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral unpaid principal balance.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.
(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding unpaid principal balance.

In evaluating our non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition. Although some ratings have declined, the ratings themselves have not been determinative that a loss is likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings ranging from CCC to AAA and have determined that other securities within the same ratings were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since March 31, 2010.

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of March 31, 2010.

In addition, we considered fair values at March 31, 2010, as well as any significant changes in fair value since March 31, 2010, to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, receive greater weight.

Commercial Mortgage-Backed Securities

Commercial mortgage-backed securities are exposed to stresses in the commercial real estate market. We use external models to identify securities that have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all

142	Freddie Mac

of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our commercial mortgage-backed securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of March 31, 2010. We believe the declines in fair value were mainly attributable to the limited liquidity and large risk premiums in the commercial mortgage-backed securities market consistent with the broader credit markets rather than to the performance of the underlying collateral supporting the securities. We do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

Obligations of States and Political Subdivisions

These investments consist of mortgage revenue bonds. The unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates and liquidity and risk premiums. We have determined that the impairment of these securities is temporary based on our conclusion that: (a) we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses; and (b) the duration of the decline in fair value relative to the amortized cost and other facts and circumstances do not suggest that the decline was other-than-temporary. The issuer guarantees related to these securities have led us to conclude that any credit risk is minimal.

Other-Than-Temporary Impairments on Available-For-Sale Securities

Table 7.4 summarizes our net impairments of available-for-sale securities recognized in earnings by security type and the duration of the unrealized loss prior to impairment of less than 12 months or 12 months or greater.

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings by Gross Unrealized Loss Position(1)

	Net Impairment of Available-For-Sale Securities Recognized in Earnings for the Three Months Ended
	March 31, 2010			March 31, 2009
	Less than	12 Months		Less than	12 Months
	12 Months	or Greater	Total	12 Months	or Greater	Total
	(in millions)

Mortgage-related securities:
Subprime	$(104)	$(228)	$(332)	$(247)	$(3,850)	$(4,097)
Option ARM	(35)	(67)	(102)	(118)	(899)	(1,017)
Alt-A and other	(11)	(8)	(19)	(209)	(1,633)	(1,842)
Commercial mortgage-backed securities	(11)	(44)	(55)	—	—	—
Manufactured housing	(2)	—	(2)	—	—	—

Total other-than-temporary impairments on mortgage-related securities	(163)	(347)	(510)	(574)	(6,382)	(6,956)

Non-mortgage-related securities:
Asset-backed securities	—	—	—	(174)	—	(174)

Total other-than-temporary impairments on non-mortgage-related securities	—	—	—	(174)	—	(174)

Total other-than-temporary impairments on available-for-sale securities	$(163)	$(347)	$(510)	$(748)	$(6,382)	$(7,130)

(1)	As a result of the adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2010 includes credit-related other-than-temporary impairments and other-than-temporary impairments on securities which we intend to sell or it is more likely than not that we will be required to sell. In contrast, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2009 includes both credit-related and non-credit-related other-than-temporary impairments as well as other-than-temporary impairments on securities for which we could not assert the positive intent and ability to hold until recovery of the unrealized losses.

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our mortgage-related securities as well as our non-mortgage-related securities. Circumstances in which it is likely a principal and interest shortfall will occur and there is substantial uncertainty surrounding a primary monoline bond insurer’s ability to pay all future claims can give rise to recognition of other-than-temporary impairment recognized in earnings. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information. Net impairment of available-for-sale securities recognized in earnings includes other-than-temporary impairments of non-mortgage-related asset-backed securities where we could not assert that we did not intend to sell these securities before a recovery of the unrealized losses. The decision to impair these asset-backed securities is consistent with our consideration of these securities as a contingent source of liquidity. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for information regarding our policy on accretion of impairments.

143	Freddie Mac

Table 7.5 presents a roll-forward of the credit-related other-than-temporary impairment component of the amortized cost related to available-for-sale securities: (a) that we have written down for other-than-temporary impairment; and (b) for which the credit component of the loss is recognized in earnings. The credit-related other-than-temporary impairment component of the amortized cost represents the difference between the present value of expected future cash flows, including the estimated proceeds from bond insurance, and the amortized cost basis of the security prior to considering credit losses. The beginning balance represents the other-than-temporary impairment credit loss component related to available-for-sale securities for which other-than-temporary impairment occurred prior to January 1, 2010. Net impairment of available-for-sale securities recognized in earnings is presented as additions in two components based upon whether the current period is: (a) the first time the debt security was credit-impaired; or (b) not the first time the debt security was credit-impaired. The credit loss component is reduced if we sell, intend to sell or believe we will be required to sell previously credit-impaired available-for-sale securities. Additionally, the credit loss component is reduced if we receive cash flows in excess of what we expected to receive over the remaining life of the credit-impaired debt security or the security matures or is fully written down.

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-for-Sale Securities(1)

Three Months Ended
March 31, 2010
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$11,513
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	24
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	486
Reductions:
Amounts related to securities which were sold, written off or matured	(69)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security	(37)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings(2)	$11,917

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	Excludes increases in cash flows expected to be collected that will be recognized in earnings over the remaining life of the security of $1.0 billion, net of amortization.

Realized Gains and Losses on Available-for-Sale Securities

Table 7.6 below illustrates the gross realized gains and gross realized losses recognized on the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-for-Sale Securities

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Gross realized gains
Mortgage-related securities:
Freddie Mac	$—	$47
Obligations of states and political subdivisions	1	1

Total mortgage-related securities gross realized gains	1	48

Non-mortgage-related securities:
Asset-backed securities	—	5

Total non-mortgage-related securities gross realized gains	—	5

Gross realized gains	1	53

Gross realized losses
Mortgage-related securities:
Freddie Mac	—	(2)

Total mortgage-related securities gross realized losses	—	(2)

Gross realized losses	—	(2)

Net realized gains (losses)	$1	$51

144	Freddie Mac

Maturities of Available-for-Sale Securities

Table 7.7 summarizes, by major security type, the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-for-Sale Securities(1)

March 31, 2010	Amortized Cost	Fair Value
	(in millions)

Mortgage-related securities:
Due within 1 year or less	$317	$325
Due after 1 through 5 years	1,487	1,554
Due after 5 through 10 years	8,605	8,862
Due after 10 years	268,694	239,596

Total	$279,103	$250,337

Non-mortgage-related securities:
Asset-backed securities
Due within 1 year or less	$13	$13
Due after 1 through 5 years	1,869	1,938
Due after 5 through 10 years	37	38
Due after 10 years	27	27

Total	$1,946	$2,016

Total available-for-sale securities:
Due within 1 year or less	$330	$338
Due after 1 through 5 years	3,356	3,492
Due after 5 through 10 years	8,642	8,900
Due after 10 years	268,721	239,623

Total	$281,049	$252,353

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.

AOCI, Net of Taxes, Related to Available-for-Sale Securities

Table 7.8 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding losses, net of tax, represent the net fair value adjustments recorded on available-for-sale securities throughout the quarter, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses (gains), net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

Table 7.8 — AOCI, Net of Taxes, Related to Available-for-Sale Securities

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Beginning balance	$(20,616)	$(28,510)
Adjustment to initially apply the adoption of amendments to accounting standards for transfers of financial assets and the consolidation of VIEs(1)	(2,683)	—
Net unrealized holding gains (losses), net of tax(2)	4,315	(757)
Net reclassification adjustment for net realized losses (gains), net of tax(3)(4)	331	4,601

Ending balance	$(18,653)	$(24,666)

(1)	Net of tax benefit of $1.4 billion for the three months ended March 31, 2010.
(2)	Net of tax benefit (expense) of $(2.3) billion and $408 million for the three months ended March 31, 2010 and 2009, respectively.
(3)	Net of tax benefit of $178 million and $2.5 billion for the three months ended March 31, 2010 and 2009, respectively.
(4)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $332 million and $4.6 billion, net of taxes, for the three months ended March 31, 2010 and 2009, respectively.

145	Freddie Mac

Trading Securities

Table 7.9 summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	March 31, 2010	December 31, 2009
	(in millions)

Mortgage-related securities:
Freddie Mac	$12,890	$170,955
Fannie Mae	31,798	34,364
Ginnie Mae	182	185
Other	25	28

Total mortgage-related securities	44,895	205,532

Non-mortgage-related securities:
Asset-backed securities	1,051	1,492
Treasury bills	29,568	14,787
FDIC-guaranteed corporate medium-term notes	441	439

Total non-mortgage-related securities	31,060	16,718

Total fair value of trading securities	$75,955	$222,250

For the three months ended March 31, 2010 and 2009, we recorded net unrealized gains (losses) on trading securities held at March 31, 2010 and 2009 of $(0.4) billion and $1.9 billion, respectively.

Total trading securities include $3.0 billion and $3.3 billion, respectively, of hybrid financial instruments as of March 31, 2010 and December 31, 2009. Gains (losses) on trading securities on our consolidated statements of operations include gains (losses) of $(35) million and $13 million, respectively, related to these trading securities for the three months ended March 31, 2010 and 2009, respectively.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions and most derivative instruments subject to collateral posting thresholds generally related to a counterparty’s credit rating. We had cash pledged to us related to derivative instruments of $1.4 billion and $3.1 billion at March 31, 2010 and December 31, 2009, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At March 31, 2010 and December 31, 2009, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also, at March 31, 2010 and December 31, 2009, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge.

In addition, we hold cash collateral primarily in connection with certain of our multifamily guarantees as credit enhancements. The cash collateral held related to these transactions at March 31, 2010 and December 31, 2009 was $311 million and $322 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings, interest-rate swap agreements, futures and daily trade activities with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of March 31, 2010 and December 31, 2009, we had one uncommitted intraday secured line-of-credit with a third party, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs in connection with our use of the Fedwire system. In certain circumstances, the line-of-credit agreement gives the secured party the right to repledge the securities underlying our financing to other parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line-of-credit agreement upon demand by the counterparty.

146	Freddie Mac

Table 7.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged as well as the related liability recorded on our consolidated balance sheet that caused the need to post collateral.

Table 7.10 — Collateral in the Form of Securities Pledged

	March 31, 2010	December 31, 2009
	(in millions)

Securities pledged with the ability of the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,119	$—
Available-for-sale securities	598	10,879
Securities pledged without the ability of the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	144	—
Available-for-sale securities	—	302

Total securities pledged	$10,861	$11,181

(1)	Commencing January 1, 2010, represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral. This amount is recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At March 31, 2010, we pledged securities with the ability of the secured party to repledge of $10.7 billion, of which $10.6 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2009, we pledged securities with the ability of the secured party to repledge of $10.9 billion, of which $10.8 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above. There were no borrowings against the line of credit at March 31, 2010 or December 31, 2009. The remaining $0.1 billion of collateral posted with the ability of the secured party to repledge at both March 31, 2010 and December 31, 2009, was posted in connection with our futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At March 31, 2010 and December 31, 2009, we had securities pledged without the ability of the secured party to repledge of $0.1 billion and $0.3 billion, respectively, at a clearinghouse in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At March 31, 2010, we pledged $7.3 billion of collateral in the form of cash of which $7.2 billion related to our interest-rate swap agreements as we had $7.9 billion of such derivatives in a net loss position. At December 31, 2009, we pledged $5.8 billion of collateral in the form of cash of which $5.6 billion related to our interest-rate swap agreements as we had $6.0 billion of such derivatives in a net loss position. The remaining $0.1 billion and $0.2 billion was posted at clearinghouses in connection with our securities transactions at March 31, 2010 and December 31, 2009, respectively.

NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS

Debt securities that we issue are classified on our consolidated balance sheets as either debt securities of consolidated trusts held by third parties or other debt that we issue to fund our operations. Commencing with our adoption of two new accounting standards on January 1, 2010, the mortgage loans that are held by the consolidated securitization trusts are recognized as mortgage loans held-for-investment by consolidated trusts and the beneficial interests issued by the consolidated securitization trusts and held by third parties are recognized as debt securities of consolidated trusts held by third parties on our consolidated balance sheets. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of PCs and Structured Securities” for additional information.

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

Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. Under the Purchase Agreement, the amount of our “indebtedness” is determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar

147	Freddie Mac

accounting standard. We also cannot become liable for any subordinated indebtedness, without the prior consent of Treasury.

As of March 31, 2010, we estimate that the par value of our aggregate indebtedness for purposes of the Purchase Agreement totaled $831.4 billion, which was approximately $248.6 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as: (a) total debt, net; less (b) debt securities of consolidated trusts held by third parties.

In the tables that follow, the categories of short-term debt (due within one year) and long-term debt (due after one year) are based on the original contractual maturity of the debt instrument classified as other debt.

Table 8.1 summarizes the interest expense and the balances of total debt, net per our consolidated balance sheets. Prior periods have been reclassified to conform to the current presentation.

Table 8.1 — Total Debt, Net

	Interest Expense for the
	Three Months Ended
	March 31,		Balance, Net at(1)
	2010	2009	March 31, 2010	December 31, 2009
	(in millions)		(in millions)

Other debt:
Short-term debt	$141	$1,122	$238,105	$238,171
Long-term debt:
Senior debt	4,446	5,301	567,815	541,735
Subordinated debt	12	63	701	698

Total long-term debt	4,458	5,364	568,516	542,433

Total other debt	4,599	6,486	806,621	780,604
Debt securities of consolidated trusts held by third parties	19,643	—	1,545,227	—

Total debt, net	$24,242	$6,486	$2,351,848	$780,604

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $1.0 billion and $0.5 billion, respectively, of other short-term debt, and $7.5 billion and $8.4 billion, respectively, of other long-term debt that represents the fair value of debt securities with fair value option elected at March 31, 2010 and December 31, 2009, respectively.

For the three months ended March 31, 2010 and 2009, we recognized fair value gains (losses) of $346 million and $467 million, respectively, on our foreign-currency denominated debt of which $321 million and $580 million, respectively, were gains (losses) related to our net foreign-currency translation.

Other Short-Term Debt

As indicated in Table 8.2, a majority of other short-term debt consisted of Reference Bills® securities and discount notes, paying only principal at maturity. Reference Bills® securities, discount notes and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less also are classified as other short-term debt.

Table 8.2 provides additional information related to our other short-term debt. Prior periods have been reclassified to conform to the current presentation.

Table 8.2 — Other Short-Term Debt

	March 31, 2010			December 31, 2009
		Balance,	Effective		Balance,	Effective
	Par Value	Net(1)	Rate(2)	Par Value	Net(1)	Rate(2)
	(dollars in millions)

Reference Bills® securities and discount notes	$237,213	$237,069	0.23%	$227,732	$227,611	0.26%
Medium-term notes	1,036	1,036	0.05	10,561	10,560	0.69

Other short-term debt	$238,249	$238,105	0.22	$238,293	$238,171	0.28

(1)	Represents par value, net of associated discounts and premiums.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who arranged the transactions. Federal funds purchased are unsecured borrowings from commercial banks that are members of the Federal Reserve System. At both March 31, 2010 and December 31, 2009, we had no balance of federal funds purchased and securities sold under agreements to repurchase.

148	Freddie Mac

Other Long-Term Debt

Table 8.3 summarizes our other long-term debt. Prior periods have been reclassified to conform to the current presentation.

Table 8.3 — Other Long-Term Debt

		March 31, 2010			December 31, 2009
	Contractual		Balance,	Interest		Balance,	Interest
	Maturity(1)	Par Value	Net(2)	Rates	Par Value	Net(2)	Rates
	(dollars in millions)

Other long-term debt:
Other senior debt:(3)
Fixed-rate:
Medium-term notes — callable(4)	2010 – 2039	$147,804	$147,680	0.75% – 6.63%	$154,545	$154,417	1.00% – 6.63%
Medium-term notes — non-callable	2010 – 2028	18,169	18,336	0.75% – 13.25%	15,071	15,255	1.00% – 13.25%
U.S. dollar Reference Notes® securities — non-callable	2010 – 2032	254,821	254,761	1.13% – 6.88%	253,781	253,696	1.13% – 7.00%
€Reference Notes® securities — non-callable	2010 – 2014	5,278	5,500	4.38% – 5.75%	5,668	5,921	4.38% – 5.75%
Variable-rate:
Medium-term notes — callable(5)	2010 – 2029	30,857	30,853	Various	24,084	24,081	Various
Medium-term notes — non-callable	2010 – 2026	95,179	95,198	Various	73,629	73,649	Various
Zero-coupon:
Medium-term notes — callable(6)	2028 – 2039	24,426	5,085	—%	23,388	4,444	—%
Medium-term notes — non-callable(7)	2010 – 2039	15,731	10,236	—%	15,705	10,084	—%
Hedging-related basis adjustments		N/A	166		N/A	188

Total other senior debt		592,265	567,815		565,871	541,735
Other subordinated debt:
Fixed-rate(8)	2011 – 2018	578	575	5.00% – 8.25%	578	575	5.00% – 8.25%
Zero-coupon(9)	2019	331	126	—%	331	123	—%

Total other subordinated debt		909	701		909	698

Total other long-term debt(10)		$593,174	$568,516		$566,780	$542,433

(1)	Represents contractual maturities at March 31, 2010.
(2)	Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums and hedge-related basis adjustments.
(3)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at March 31, 2010 and December 31, 2009, respectively.
(4)	Includes callable FreddieNotes® securities of $6.4 billion and $6.1 billion at March 31, 2010 and December 31, 2009, respectively.
(5)	Includes callable FreddieNotes® securities of $6.8 billion and $5.5 billion at March 31, 2010 and December 31, 2009, respectively.
(6)	The effective rates for zero-coupon medium-term notes — callable ranged from 5.73% – 7.25% and 5.78% – 7.25% at March 31, 2010 and December 31, 2009, respectively.
(7)	The effective rates for zero-coupon medium-term notes — non-callable ranged from 0.56% – 11.18% at both March 31, 2010 and December 31, 2009.
(8)	Balance, net includes callable subordinated debt of $0 at both March 31, 2010 and December 31, 2009.
(9)	The effective rate for zero-coupon subordinated debt was 10.51% at both March 31, 2010 December 31, 2009.
(10)	The effective rates for other long-term debt were 3.20% and 3.41% at March 31, 2010 and December 31, 2009, respectively. The effective rate represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs and hedging-related basis adjustments.

A portion of our other long-term debt is callable. Callable debt gives us the option to redeem the debt security at par on one or more specified call dates or at any time on or after a specified call date.

Debt Securities of Consolidated Trusts Held by Third Parties

Debt securities of consolidated trusts held by third parties represents our liability to third parties that hold beneficial interests in our consolidated securitization trusts (e.g., single-family PC trusts and certain Structured Transactions).

149	Freddie Mac

Table 8.4 summarizes the debt securities of our consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.4 — Debt Securities of Our Consolidated Trusts Held by Third Parties(1)

	March 31, 2010
		Unpaid
	Contractual	Principal	Balance,	Interest
	Maturity(2)	Balance	Net	Rates(2)
	(dollars in millions)

Debt securities of consolidated trusts held by third parties:
Single-family:
Conventional:
40-year fixed-rate	2035 - 2048	$1,049	$1,049	4.50% - 7.50%
30-year fixed-rate	2010 - 2040	1,134,962	1,136,504	1.60% - 16.25%
20-year fixed-rate	2012 - 2030	54,520	54,603	3.50% - 9.50%
15-year fixed-rate	2010 - 2025	210,298	210,761	2.50% - 9.50%
ARMs/adjustable-rate	2012 - 2040	45,344	45,384	0.72% - 10.05%
Option ARMs(3)	2021 - 2047	1,561	1,562	–% - 8.53%
Interest-only(4)	2026 - 2040	88,691	88,698	1.93% - 7.77%
Balloon/resets	2010 - 2013	3,992	3,992	3.00% - 6.00%
Conforming jumbo	2023 - 2048	583	583	4.50% - 6.50%
FHA/VA	2010 - 2040	2,062	2,091	1.60% - 15.00%

Total debt securities of consolidated trusts held by third parties(5)		$1,543,062	$1,545,227

(1) Debt securities of consolidated trusts held by third parties are prepayable without penalty.

(2)	Based on the contractual maturity and interest rates of debt securities of our consolidated trusts held by third parties.
(3)	The minimum interest rate of 0% reflects interest rates on principal-only classes of Structured Transactions.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	The effective rate for debt securities of consolidated trusts held by third parties was 4.96% at March 31, 2010. The effective rate represents the weighted average effective rate, which includes the amortization of discounts or premiums.

Table 8.5 summarizes the contractual maturities of other long-term debt securities and debt securities of consolidated trusts held by third parties at March 31, 2010.

Table 8.5 — Contractual Maturity of Other Long-Term Debt and Debt Securities of Consolidated Trusts Held by Third Parties

Annual Maturities
March 31,	Par Value(1)(2)
(in millions)

Other debt:
2011	$123,111
2012	133,656
2013	93,241
2014	59,653
2015	51,652
Thereafter	131,861
Debt securities of consolidated trusts held by third parties(3)	1,543,062

Total	2,136,236
Net discounts, premiums, hedge-related and other basis adjustments(4)	(22,493)

Total debt securities of consolidated trusts held by third parties and other long-term debt	$2,113,743

(1)	Represents par value of long-term debt securities and subordinated borrowings and unpaid principal balance of debt securities of our consolidated trusts held by third parties.
(2)	For other debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at March 31, 2010.
(3)	Contractual maturities of debt securities of consolidated trusts held by third parties may not represent expected maturity as they are prepayable at any time without penalty.
(4)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk related to other foreign-currency-denominated debt.

Line of Credit

We have an intraday line of credit with a third party to provide additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs. At both March 31, 2010 and December 31, 2009, we had one secured, uncommitted line of credit totaling $10 billion. No amounts were drawn on this line of credit at March 31, 2010 or December 31, 2009. We expect to use the current facility from time to time to satisfy our intraday financing needs; however, since the line is uncommitted, we may not be able to draw on it if and when needed.

Subordinated Debt Interest and Principal Payments

In a September 23, 2008 statement concerning the conservatorship, the then Director of FHFA stated that we would continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required

150	Freddie Mac

capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.

NOTE 9: FINANCIAL GUARANTEES

As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” we securitize substantially all of the single-family mortgage loans we purchase and issue securities backed by such mortgages, which we guarantee. We also guarantee securities issued in exchange for mortgage loans received under our guarantor swap transactions. In addition, we enter into other financial guarantees, including credit enhancements on mortgage-related assets and derivative transactions, as described below. Prior to consolidation of our single-family PC trusts and certain Structured Transactions, we recognized a guarantee asset and guarantee obligation related to our guarantee of principal and interest payments on securities issued by those trusts. However, beginning January 1, 2010, we no longer recognize a financial guarantee for such trusts as we consolidate both the mortgage loans and the debt securities of these securitization trusts. Table 9.1 below presents our maximum potential amount of future payments, our recognized liability and the maximum remaining term of our financial guarantees.

Table 9.1 — Financial Guarantees

	March 31, 2010			December 31, 2009
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

Guaranteed PCs and Structured Securities(2)	$22,300	$170	42	$1,854,813	$11,949	43
Other mortgage-related guarantees	18,147	489	40	15,069	516	40
Derivative instruments	42,316	172	33	30,362	76	33
Servicing-related premium guarantees	181	—	5	193	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are also included within the maximum exposure of PCs and Structured Securities.
(2)	Effective January 1, 2010, we do not record a financial guarantee for our single-family PC trusts and certain Structured Transactions as a result of consolidation of these securitization trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.

Guaranteed PCs and Structured Securities

We issue two types of mortgage-related securities: PCs and Structured Securities. We refer to certain Structured Securities as Structured Transactions, as discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” We guarantee the payment of principal and interest on these securities, which are backed by pools of mortgage loans, irrespective of the cash flows received from the borrowers. As discussed below, commencing January 1, 2010, only our guarantees issued to non-consolidated securitization trusts are accounted for in accordance with the accounting standards for guarantees (i.e., a guarantee asset and guarantee obligation are recognized). Consequently, Table 9.1 above only includes PCs and Structured Securities and other mortgage-related financial guarantees that are not consolidated on our balance sheets.

Commencing January 1, 2010, we consolidated our single-family PC trusts and certain of our Structured Transactions. As a result, we no longer recognize a guarantee asset or a guarantee obligation for securities issued by those trusts as the underlying assets and liabilities of the trusts have been recognized in our consolidated balance sheets. In addition, at March 31, 2010 and December 31, 2009, there were $1.607 trillion and $1.736 trillion, respectively, of securities we issued in resecuritization of our PCs and other previously issued Structured Securities. These restructured securities consist of single-class and multi-class Structured Securities backed by PCs, REMICs, interest-only strips, and principal-only strips and do not increase our credit-related exposure. As a result, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We continue to recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other mortgage-related financial guarantees for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of PCs and Structured Transactions issued to non-consolidated securitization trusts. At inception of an executed guarantee to a non-consolidated trust we recognize the guarantee obligation at fair value. Subsequently, we amortize our guarantee obligation under the static effective yield method. In addition to our guarantee obligation, we recognized a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, that totaled $0.2 billion and $32.4 billion at March 31, 2010 and December 31, 2009, respectively.

151	Freddie Mac

During the three months ended March 31, 2010 and 2009, we issued $87.6 billion and $103.6 billion of our PCs and Structured Securities backed by single-family mortgage loans. In accordance with the changes in accounting standards, we did not recognize a guarantee asset or a guarantee obligation for single-family PCs issued in the three months ended March 31, 2010. We issued $4.1 billion of single-family and multifamily Structured Transactions backed by HFA bonds during the three months ended March 31, 2010, which were not consolidated. We also issued approximately $1.6 billion and $125 million of PCs and Structured Securities backed by multifamily mortgage loans during the three months ended March 31, 2010 and 2009, respectively, for which a guarantee asset and guarantee obligation is recognized. As explained above, the vast majority of issued PCs and Structured Securities are no longer accounted for in accordance with the accounting standards for guarantees (i.e., a guarantee asset and guarantee obligation are not recognized) as a result of the consolidation of certain of our securitization trusts commencing January 1, 2010. See “NOTE 5: MORTGAGE LOANS” for further information on mortgage loans underlying our consolidated mortgage trusts.

In connection with transfers of financial assets to non-consolidated securitization trusts that are accounted for as sales and for which we have incremental credit risk, we recognize our guarantee obligation in accordance with the accounting standards for guarantees. Additionally, we may retain an interest in the transferred financial assets (e.g., a beneficial interest issued by the securitization trust). See “NOTE 10: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” for further information on these retained interests.

Other Mortgage-Related Guarantees

We provide long-term stand-by commitments to certain of our customers, which obligate us to purchase delinquent loans that are covered by those agreements. These financial guarantees totaled $5.1 billion at both March 31, 2010 and December 31, 2009. We also had outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties of $9.2 billion at both March 31, 2010 and December 31, 2009. In addition, as of March 31, 2010 and December 31, 2009, respectively, we had issued guarantees on HFA securities with $3.8 billion and $0.8 billion in unpaid principal balance.

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require our repurchase of any tendered tax-exempt and related taxable pass-through certificates and housing revenue bonds that are unable to be remarketed. Any repurchased securities would be pledged to us to secure funding until the time when the securities could be remarketed. We hold cash and cash equivalents on our consolidated balance sheets in excess of the amount of these commitments. No advances under these liquidity guarantees were outstanding at March 31, 2010 or December 31, 2009.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, guarantees of stated final maturity of certain of our Structured Securities, and short-term default guarantee commitments accounted for as credit derivatives.

We guaranteed the performance of interest-rate swap contracts in three circumstances. First, as part of a resecuritization transaction, we transferred certain swaps and related assets to a third party. We guaranteed that interest income generated from the assets would be sufficient to cover the required payments under the interest-rate swap contracts. Second, we guaranteed that a borrower would perform under an interest-rate swap contract linked to a customer’s adjustable-rate mortgage. And third, in connection with certain Structured Securities, we guaranteed that the sponsor of certain securitized multifamily housing revenue bonds would perform under the interest-rate swap contract linked to the variable-rate certificates that we issued, which are backed by the bonds.

In addition, we guarantee the payments on: (a) multifamily mortgage loans that are originated and held by state and municipal housing finance agencies to support tax-exempt multifamily housing revenue bonds; (b) pass-through certificates which are backed by tax-exempt multifamily housing revenue bonds and related taxable bonds and/or loans; and (c) the reimbursement of certain losses incurred by third party providers of letters of credit secured by multifamily housing revenue bonds.

We also have issued Structured Securities with stated final maturities that are shorter than the stated maturity of the underlying mortgage loans. If the underlying mortgage loans to these securities have not been purchased by a third party or fully matured as of the stated final maturity date of such securities, we may sponsor an auction of the underlying assets. To the extent that purchase or auction proceeds are insufficient to cover unpaid principal amounts due to investors in such Structured Securities, we are obligated to fund such principal. Our maximum exposure on these guarantees represents the outstanding unpaid principal balance of the underlying mortgage loans.

152	Freddie Mac

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at March 31, 2010 and December 31, 2009.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at March 31, 2010 and December 31, 2009.

NOTE 10: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS

Beginning January 1, 2010, in accordance with the amendment to the accounting standards on consolidation of VIEs, we consolidated our single-family PC trusts and certain Structured Transactions. As a result, a large majority of our transfers of financial assets that historically qualified as sales (e.g., the transfer of mortgage loans to our single-family PC trusts) are no longer treated as such because the financial assets are transferred to a consolidated entity. When we transfer mortgage loans to a securitization trust that we consolidate, we reclassify the loans from unsecuritized mortgage loans held-for-investment to mortgage loans held-for-investment by consolidated trusts on our consolidated balance sheets. In addition, to the extent that we receive newly-issued PCs or Structured Transactions in connection with such a transfer, we extinguish a proportional amount of the debt securities of the consolidated trust. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the impacts of consolidation of our single-family PC trusts and certain Structured Transactions.

Certain of our transfers of financial assets to non-consolidated trusts and third parties may continue to qualify as sales. In connection with our transfers of financial assets that qualify as sales, we may retain certain interests in the transferred assets. Our retained interests are primarily beneficial interests issued by non-consolidated securitization trusts (e.g., multifamily PCs and multi-class resecuritization securities). These interests are included in investments in securities on our consolidated balance sheets. In addition, our guarantee asset recognized in connection with non-consolidated securitization transactions for which we have incremental credit risk also represents a retained interest. These transfers and our resulting retained interests are not significant to our consolidated financial statements.

For information regarding our transfers of financial assets and our retained interests from transfers that qualified as sales in 2009, see “NOTE 4: RETAINED INTERESTS IN MORTGAGE-RELATED SECURITIZATIONS” in our 2009 Annual Report.

NOTE 11: DERIVATIVES

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

Create Synthetic Funding

We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed interest-rate swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Similarly, the combination of non-callable debt and a call swaption, or option to enter into a receive-fixed interest-rate swap, with the same maturity as the non-callable debt, is

153	Freddie Mac

the substantive economic equivalent of callable debt. These derivatives strategies increase our funding flexibility and allow us to better match asset and liability cash flows, often reducing overall funding costs.

Adjust Funding Mix

We generally use interest-rate swaps to mitigate contractual funding mismatches between our assets and liabilities. We also use swaptions and other option-based derivatives to adjust the contractual terms of our debt funding in response to changes in the expected lives of our mortgage-related assets. As market conditions dictate, we take rebalancing actions to keep our interest-rate risk exposure within management-set limits. In a declining interest-rate environment, we typically enter into receive-fixed interest-rate swaps or purchase Treasury-based derivatives to shorten the duration of our funding to offset the declining duration of our mortgage assets. In a rising interest-rate environment, we typically enter into pay-fixed interest-rate swaps or sell Treasury-based derivatives in order to lengthen the duration of our funding to offset the increasing duration of our mortgage assets.

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

In addition to swaps, futures and purchased options, our derivative positions include the following:

Written Options and Swaptions

Written call and put swaptions are sold to counterparties allowing them the option to enter into receive- and pay-fixed interest-rate swaps, respectively. Written call and put options on mortgage-related securities give the counterparty the right to execute a contract under specified terms, which generally occurs when we are in a liability position. We use these written options and swaptions to manage convexity risk over a wide range of interest rates. Written options lower our overall hedging costs, allow us to hedge the same economic risk we assume when selling guaranteed final maturity REMICs with a more liquid instrument and allow us to rebalance the options in our callable debt and REMIC portfolios. We may, from time to time, write other derivative contracts such as caps, floors, interest-rate futures and options on buy-up and buy-down commitments.

Commitments

We routinely enter into commitments that include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts. Most of these commitments are derivatives subject to the requirements of derivatives and hedging accounting.

Swap Guarantee Derivatives

We issue swap guarantee derivatives that guarantee the payments on: (a) multifamily mortgage loans that are originated and held by state and municipal housing finance agencies to support tax-exempt multifamily housing revenue bonds; and (b) pass-through certificates which are backed by tax-exempt multifamily housing revenue bonds and related taxable bonds and/or loans. In connection with some of these guarantees, we may also guarantee the sponsor’s or the borrower’s performance as a counterparty on any related interest-rate swaps used to mitigate interest-rate risk.

Credit Derivatives

We entered into credit derivatives, including risk-sharing agreements. Under these risk-sharing agreements, default losses on specific mortgage loans delivered by sellers are compared to default losses on reference pools of mortgage loans with similar characteristics. Based upon the results of that comparison, we remit or receive payments based upon the default performance of the referenced pools of mortgage loans. In addition, we entered into agreements whereby we assume credit risk for mortgage loans held by third parties in exchange for a monthly fee. We are obligated to purchase any of the mortgage loans that become 120 days delinquent.

In addition, we purchased mortgage loans containing debt cancellation contracts, which provide for mortgage debt or payment cancellation for borrowers who experience unanticipated losses of income dependent on a covered event.

154	Freddie Mac

The rights and obligations under these agreements have been assigned to the servicers. However, in the event the servicer does not perform as required by contract, under our guarantee, we would be obligated to make the required contractual payments.

Table 11.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 11.1 — Derivative Assets and Liabilities at Fair Value

	At March 31, 2010			At December 31, 2009
		Derivatives at Fair Value			Derivatives at Fair Value
	Notional or			Notional or
	Contractual			Contractual
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting standards for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$255,940	$3,835	$(3,426)	$271,403	$3,466	$(5,455)
Pay-fixed	382,145	1,034	(18,483)	382,259	2,274	(16,054)
Basis (floating to floating)	54,070	6	(30)	52,045	1	(61)

Total interest-rate swaps	692,155	4,875	(21,939)	705,707	5,741	(21,570)
Option-based:
Call swaptions
Purchased	151,695	7,562	—	168,017	7,764	—
Written	11,725	—	(82)	1,200	—	(19)
Put swaptions
Purchased	91,875	1,787	—	91,775	2,592	—
Written	1,500	—	(25)	—	—	—
Other option-based derivatives(3)	64,672	1,539	(21)	141,396	1,705	(12)

Total option-based	321,467	10,888	(128)	402,388	12,061	(31)
Futures	142,499	5	(112)	80,949	5	(89)
Foreign-currency swaps	5,278	1,286	—	5,669	1,624	—
Commitments(4)	13,642	36	(15)	13,872	81	(70)
Credit derivatives	13,829	23	(10)	14,198	26	(11)
Swap guarantee derivatives	3,514	—	(35)	3,521	—	(34)

Total derivatives not designated as hedging instruments	1,192,384	17,113	(22,239)	1,226,304	19,538	(21,805)
Netting adjustments(5)		(17,056)	21,351		(19,323)	21,216

Total derivative portfolio, net	$1,192,384	$57	$(888)	$1,226,304	$215	$(589)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options, including written call options on agency mortgage-related securities.
(4)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(5)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $5.7 billion and $3 million, respectively, at March 31, 2010. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.5) billion and $(0.6) billion at March 31, 2010 and December 31, 2009, respectively, which was mainly related to interest-rate swaps that we have entered into.

Table 11.2 presents the gains and losses on derivatives reported in our consolidated statements of operations.

Table 11.2 — Gains and Losses on Derivatives(1)

	Three Months Ended March 31,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion and
	on Derivatives		into Earnings		Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Hedging Relationships(3)	2010	2009	2010	2009	2010	2009
	(in millions)

Closed cash flow hedges(4)	$—	$—	$(259)	$(315)	$—	$—

155	Freddie Mac

	Derivative Gains (Losses)(5)
Derivatives not designated as hedging instruments under the	Three Months Ended March 31,
accounting standards for derivatives and hedging(6)	2010	2009
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(8)	$187
U.S. dollar denominated	2,383	(1,803)

Total receive-fixed swaps	2,375	(1,616)
Pay-fixed	(4,747)	6,705
Basis (floating to floating)	38	1

Total interest-rate swaps	(2,334)	5,090
Option-based:
Call swaptions
Purchased	500	(3,387)
Written	59	117
Put swaptions
Purchased	(974)	45
Written	(5)	13
Other option-based derivatives(7)	(162)	25

Total option-based	(582)	(3,187)
Futures	(54)	28
Foreign-currency swaps(8)	(331)	(573)
Commitments(9)	(35)	(412)
Credit derivatives	—	1
Swap guarantee derivatives	—	(31)

Subtotal	(3,336)	916
Accrual of periodic settlements:
Receive-fixed interest-rate swaps(10)	1,532	1,088
Pay-fixed interest-rate swaps	(2,884)	(1,942)
Foreign-currency swaps	7	49
Other	(4)	70

Total accrual of periodic settlements	(1,349)	(735)

Total	$(4,685)	$181

(1)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations; however, we had no derivatives in qualifying hedge accounting relationships as of March 31, 2010. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.
(2)	Gain or (loss) arises when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. No amounts have been excluded from the assessment of effectiveness.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that are designated as cash flow hedges are recognized as basis adjustments to the related assets which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in long-term debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(5)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(6)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(7)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options, including written call options on agency mortgage-related securities. For the three months ended March 31, 2009, other option-based derivatives also included purchased put options on agency mortgage-related securities.
(8)	Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	Includes imputed interest on zero-coupon swaps.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of operations.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at March 31, 2010 and December 31, 2009 was $1.4 billion and $3.1 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at March 31, 2010 and December 31, 2009

156	Freddie Mac

was $7.2 billion and $5.6 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior debt securities from S&P or Moody’s. In the event our credit ratings fall below certain specified rating triggers or are withdrawn by S&P or Moody’s, the counterparties to the derivative instruments are entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2010, was $7.8 billion for which we posted collateral of $7.2 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2010, we would be required to post an additional $0.6 billion of collateral to our counterparties.

At March 31, 2010 and December 31, 2009, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

As shown in Table 11.3 the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $2.7 billion and $3.5 billion at March 31, 2010 and 2009, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

Over the next 12 months, we estimate that approximately $631 million, net of taxes, of the $2.7 billion of cash flow hedging losses in AOCI, net of taxes, at March 31, 2010 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 24 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at March 31, 2010, will be reclassified to earnings over the next five and ten years, respectively.

Table 11.3 presents the changes in AOCI, net of taxes, related to derivatives designated as cash flow hedges. Net change in fair value related to cash flow hedging activities, net of tax, represents the net change in the fair value of the derivatives that were designated as cash flow hedges, after the effects of our federal statutory tax rate of 35% for cash flow hedges closed prior to 2008 and a tax rate of 35%, with a full valuation allowance for cash flow hedges closed during 2008, to the extent the hedges were effective. Net reclassifications of losses to earnings, net of tax, represents the AOCI amount that was recognized in earnings as the originally hedged forecasted transactions affected earnings, unless it was deemed probable that the forecasted transaction would not occur. If it is probable that the forecasted transaction will not occur, then the deferred gain or loss associated with the hedge related to the forecasted transaction would be reclassified into earnings immediately. For further information on our net deferred tax assets valuation allowance see “NOTE 13: INCOME TAXES.”

Table 11.3 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Beginning balance(1)	$(2,905)	$(3,678)
Cumulative effect of change in accounting principle(2)	(7)	—
Net reclassifications of losses to earnings and other, net of tax(3)	172	208

Ending balance(1)	$(2,740)	$(3,470)

(1)	Represents the effective portion of the fair value of open derivative contracts (i.e., net unrealized gains and losses), if any, and net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting standards on accounting for transfers of financial assets and consolidation of VIEs, as well as a related change to the amortization method for certain related deferred items. Net of tax benefit of $4 million for the three months ended March 31, 2010.
(3)	Net of tax benefit of $87 million and $107 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Senior Preferred Stock

We did not receive additional funding from Treasury under the Purchase Agreement during the three months ended March 31, 2010. However, we had a deficit in net worth of $10.5 billion as of March 31, 2010. See “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS — Government Support for our Business” for additional information regarding the draw request that FHFA, as Conservator, will submit on our behalf to Treasury to address our deficit in net worth. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $51.7 billion as of March 31, 2010 and December 31, 2009, respectively. See “NOTE 17: REGULATORY CAPITAL” for additional information.

157	Freddie Mac

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the three months ended March 31, 2010, other than through our stock-based compensation plans. During the three months ended March 31, 2010, restrictions lapsed on 1,180,488 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 12: STOCK-BASED COMPENSATION” in our 2009 Annual Report.

Dividends Declared During 2010

On March 31, 2010, we paid dividends of $1.3 billion in cash on the senior preferred stock at the direction of our Conservator. Consistent with the Purchase Agreement covenants, we did not declare dividends on Freddie Mac common stock or any other series of Freddie Mac preferred stock outstanding during the three months ended March 31, 2010.

On March 30, 2010, our REIT subsidiaries paid preferred stock dividends for one quarter, consistent with approval from Treasury and direction from FHFA. No common stock dividends were paid by the REITs during the first quarter of 2010. See “NOTE 15: NONCONTROLLING INTERESTS” for more information.

NOTE 13: INCOME TAXES

For the three months ended March 31, 2010 and 2009, we reported an income tax benefit of $103 million and $937 million, respectively, resulting in effective tax rates of 1.5% and 8.6%, respectively. These income tax benefits represent primarily the benefit of carrying back a portion of our expected current year tax loss to prior years and the tax benefit recognized related to the amortization of net deferred losses on pre-2008 closed cash flow hedges. Our effective tax rates were different from the statutory rate of 35% primarily due to the establishment of a $5.6 billion and $3.1 billion valuation allowance against a portion of our net deferred tax assets in the three months ended March 31, 2010 and 2009, respectively.

Deferred Tax Assets, Net

We use the asset and liability method to account for income taxes in accordance with the accounting standards for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of our net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, we consider all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, the net deferred tax assets will be realized and whether a valuation allowance is necessary and whether the allowance should be adjusted.

Events since our entry into conservatorship, including those described in “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS,” fundamentally affect our control, management and operations and are likely to affect our future financial condition and results of operations. These events have resulted in a variety of uncertainties regarding our future operations, our business objectives and strategies and our future profitability, the impact of which cannot be reliably forecasted at this time. In evaluating our need for a valuation allowance, we considered all of the events and evidence discussed above, in addition to: (a) our three-year cumulative loss position; (b) our carryback and carryforward availability; (c) our difficulty in predicting unsettled circumstances; and (d) our conclusion that we have the intent and ability to hold our available-for sale securities to the recovery of any temporary unrealized losses.

Subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the first quarter of 2010. We increased our valuation allowance by $5.6 billion in the first three months of 2010. This amount consisted of $2.5 billion attributable to temporary differences as well as tax net operating loss and tax credit carryforwards generated during the quarter and $3.1 billion attributable to the adoption of new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” to our consolidated financial statements for additional information regarding these changes and a related change to the amortization method for certain related deferred items. Our total valuation allowance as of March 31, 2010 was $30.7 billion. As of March 31, 2010, after consideration of the valuation allowance, we had a net deferred tax asset of $10.0 billion

158	Freddie Mac

representing the tax effect of unrealized losses on our available-for-sale securities. Management believes the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the net deferred tax asset may change in future periods, particularly if the mortgage and housing markets continue to decline.

It is anticipated that we will be in a tax net operating loss position for the year ended 2010 and we have exhausted our tax net operating loss carryback capacity during the first quarter of 2010. As of March 31, 2010, we had an estimated tax net operating loss of $3.4 billion that will expire in 2030, which is represented by a deferred tax asset of approximately $1.2 billion. This tax net operating loss is not subject to the limitations of Internal Revenue Code Section 382. In addition, we had $1.6 billion of LIHTC carryforwards that will expire in different years by 2030 and $133 million of alternative minimum tax credit carryforward that will not expire.

Unrecognized Tax Benefits

There has been no material change during the quarter in total unrecognized tax benefits. At March 31, 2010, we had total unrecognized tax benefits, exclusive of interest, of $812 million. Included in the $812 million are $2 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The remaining $810 million of unrecognized tax benefits at March 31, 2010 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility.

We continue to recognize interest and penalties, if any, in income tax expense. There has been no material change during the quarter in total accrued interest payable allocable to unrecognized tax benefits.

The period for assessment under the statute of limitations for federal income tax purposes is open on corporate income tax returns filed for years 1985 to 2008. Tax years 1985 to 1997 are before the U.S. Tax Court. The IRS has completed its examinations of years 1998 to 2005 and issued the report on its examination of tax years 2006 and 2007. The principal matter in controversy as the result of the 1998 to 2007 examinations involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. It is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. Management believes adequate reserves have been provided for settlement on reasonable terms. Changes could occur in the gross balance of unrecognized tax benefits within the next 12 months that could have a material impact on income tax expense or benefit in the period the issue is resolved. However, we have no information that would enable us to estimate such impact at this time.

NOTE 14: EMPLOYEE BENEFITS

We maintain a tax-qualified, funded defined benefit pension plan, or Pension Plan, covering substantially all of our employees. We also maintain a nonqualified, unfunded defined benefit pension plan for our officers as part of our Supplemental Executive Retirement Plan (we refer to this plan and the Pension Plan as our defined benefit pension plans). We maintain a defined benefit postretirement health care plan, or Retiree Health Plan, that generally provides postretirement health care benefits on a contributory basis to retired employees age 55 or older who rendered at least 10 years of service (five years of service if the employee was eligible to retire prior to March 1, 2007) and who, upon separation or termination, immediately elected to commence benefits under the Pension Plan in the form of an annuity. Our Retiree Health Plan is currently unfunded and the benefits are paid from our general assets. This plan and our defined benefit pension plans are collectively referred to as the defined benefit plans.

159	Freddie Mac

Table 14.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three months ended March 31, 2010 and 2009. Net periodic benefit cost is included in salaries and employee benefits in our consolidated statements of operations.

Table 14.1 — Net Periodic Benefit Cost Detail

	Three Months Ended
	March 31,
	2010	2009
	(in millions)
Pension Benefits

Service cost	$8	$8
Interest cost on benefit obligation	9	9
Expected (return) loss on plan assets	(10)	(8)
Recognized net actuarial (gain) loss	3	3

Net periodic benefit cost	$10	$12

Postretirement Health Care Benefits

Service cost	$2	$1
Interest cost on benefit obligation	2	2

Net periodic benefit cost	$4	$3

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount at least equal to the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. We have not yet determined whether a contribution to our Pension Plan is required for the 2010 plan year.

NOTE 15: NONCONTROLLING INTERESTS

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

In February 1997, we formed two majority-owned REIT subsidiaries funded through the issuance of common stock (99.9% of which is held by us) and a total of $4.0 billion of perpetual, step-down preferred stock issued to third party investors. The dividend rate on the step-down preferred stock was 13.3% from initial issuance through December 2006 (the initial term). Beginning in 2007, the dividend rate on the step-down preferred stock was reduced to 1.0%. Dividends on this preferred stock accrue in arrears. The balance of the two step-down preferred stock issuances as recorded within noncontrolling interest on our consolidated balance sheets totaled $88 million at both March 31, 2010 and December 31, 2009. The preferred stock continues to be redeemable by the REITs under certain circumstances described in the preferred stock offering documents as a “tax event redemption.”

On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the preferred stock of the REITs until FHFA directs otherwise. However, at our request and with Treasury’s consent, FHFA directed us and the boards of directors of our REIT subsidiaries to: (a) declare and pay dividends for one quarter on the preferred shares of our REIT subsidiaries during each of the fourth quarter of 2009 and the first quarter of 2010, which the REITs paid for the dividend periods ended September 30, 2008 and December 30, 2008, respectively; and (b) take all steps necessary to effect the elimination of the REITs by merger in a timely and expeditious manner. As a result of these dividend payments, the terms of the REIT preferred stock that permit the preferred stockholders to elect a majority of the members of each REIT’s board of directors were not triggered.

Absent further direction from FHFA to declare and pay dividends (within the time constraints set forth in the Internal Revenue Code) on the REIT preferred and common stock, the REITs will no longer qualify as REITs for federal income tax purposes retroactively to January 1, 2009. With regard to dividends on the preferred stock of the REITs held by third parties, there were $8 million of dividends in arrears as of March 31, 2010.

NOTE 16: SEGMENT REPORTING

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS” for additional information about the conservatorship. Beginning January 1, 2010, we revised our

160	Freddie Mac

method for presenting Segment Earnings to reflect changes in how management measures and assesses the financial performance of each segment and the company as a whole. Under the revised method, the financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss). This change in method, in conjunction with our implementation of changes in accounting standards relating to transfers of financial assets and the consolidation of VIEs, resulted in significant changes to our presentation of Segment Earnings.

We present Segment Earnings by: (a) reclassifying certain investment-related activities and credit guarantee-related activities between various line items on our GAAP consolidated statements of operations; and (b) allocating certain revenues and expenses, including certain returns on assets and funding costs, and all administrative expenses to our three reportable segments. These reclassifications and allocations are described below in “Segment Earnings.”

We do not consider our assets by segment when evaluating segment performance or allocating resources. We conduct our operations solely in the U.S. and its territories. Therefore, we do not generate any revenue from geographic locations outside of the U.S. and its territories.

Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee and Multifamily. The chart below provides a summary of our three reportable segments and the All Other category. As reflected in the chart, certain activities that are not part of a reportable segment are included in the All Other category. Under our revised method for presenting Segment Earnings, the All Other category consists of material corporate level expenses that are: (a) non-recurring in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments are more representative of the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Items included in the All Other category consist of: (a) the write-down of our LIHTC investments; and (b) the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward due to our tax net operating loss carryback. Other items previously recorded in the All Other category prior to the revision to our method for presenting Segment Earnings have been allocated to our three reportable segments.

161	Freddie Mac

Segment	Description	Activities/Items

Investments	Segment Earnings for the Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans funded by debt issuances and hedged by asset and liability management. Segment Earnings for this segment consists primarily of the returns on these investments, less the related financing, hedging and administrative expenses.
•   Investments in mortgage-related securities and single-family mortgage loans

•   Investments in asset-backed securities

•   All other traded instruments / securities

•   Debt issuances

•   All asset / liability management returns

•   Guarantee buy-ups / buy-downs, net of execution gains / losses

•   Cash and liquidity management

•   Deferred tax asset valuation allowance

•   Allocated administrative expenses and taxes

Single-Family Guarantee	Segment Earnings for the Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our lender customers in the primary mortgage market, primarily through our guarantor swap program. We securitize most of the mortgages we purchase. In this segment, we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities in exchange for management and guarantee fees received over time and other up-front credit-related fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less the related credit costs (i.e., provision for credit losses) and administrative expenses. Segment Earnings for this segment also includes management and guarantee fee revenues earned on loans held in the Investments segment related to single-family guarantee activities, net of allocated funding costs and amounts related to net float benefits or expenses.

•   Management and guarantee fees on PCs, including those retained by us, and single-family mortgage loans in the mortgage investments portfolio

•   Up-front credit delivery fees

•   Adjustments for security performance

•   Credit losses on all single-family assets

•   Expected net float income or expense on the single-family credit guarantee portfolio

•   Deferred tax asset valuation allowance

•   Allocated debt costs, administrative expenses and taxes

Multifamily	Segment Earnings for the Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we primarily purchase multifamily mortgage loans and CMBS for investment and guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. These activities support our mission to supply financing for affordable rental housing. Segment Earnings for this segment also includes management and guarantee fee revenues and the interest earned on assets related to multifamily guarantee and investment activities, net of allocated funding costs.

•   Multifamily mortgage loans and associated securitization activities

•   Investments in CMBS

•   LIHTC and valuation allowance

•   Deferred tax asset valuation allowance

•   Allocated debt costs, administrative expenses and taxes

All Other	The All Other category consists of corporate-level expenses that are material and non-recurring in nature and based on management decisions outside the control of the reportable segments.
•   LIHTC write-down

•   Tax settlements, as applicable

•   Legal settlements, as applicable

•   The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward due to our tax net operating loss carryback.

Segment Earnings

Under the revised method of presenting Segment Earnings, the sum of Segment Earnings for each segment and the All Other category will equal GAAP net income (loss) attributable to Freddie Mac for the first quarter of 2010 and subsequent periods. However, the accounting principles we apply to present certain line items in Segment Earnings for our reportable segments, in particular Segment Earnings net interest income and management and guarantee income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP. Accordingly, the results of such line items differ significantly from, and should not be used as a substitute for, the comparable line items as determined in accordance with GAAP. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “Table 16.2 — Segment Earnings and Reconciliation to GAAP Results.”

162	Freddie Mac

Segment Earnings for prior periods presented now include the following items that are included in our GAAP-basis earnings, but were deferred or excluded under the previous method for presenting Segment Earnings:

•	Current period GAAP earnings impact of fair value accounting for investments, debt and derivatives;

•	Allocation of the valuation allowance established against our net deferred tax assets;

•	Gains and losses on investment sales and debt retirements;

•	Losses on loans purchased and related recoveries;

•	Other-than-temporary impairment of securities recognized in earnings in excess of expected losses; and

•	GAAP-basis accretion income that may result from impairment adjustments.

We restated Segment Earnings for the first quarter of 2009 to reflect the revisions to our method of evaluating the performance of our reportable segments. These revisions significantly impacted the prior period reported results for the Investments segment and, to a lesser extent, the Single-family Guarantee segment, because the revised method includes fair value adjustments, gains and losses on investment sales, loans purchased from PC pools and debt retirements that are included in GAAP-based earnings, but that had previously been excluded from or deferred in Segment Earnings. These revisions did not have a significant impact on the prior period results for the Multifamily segment.

The restated Segment Earnings for the first quarter of 2009 do not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as these changes were applied prospectively consistent with our GAAP financial results. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the consolidation of certain of our securitization trusts.

Many of the reclassifications, adjustments and allocations described below relate to the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These amendments require us to consolidate our single-family PC trusts and certain Structured Transactions, which makes it difficult to view the results of the three operating segments from a GAAP perspective. For example, as a result of the amendments, the net guarantee fee earned on mortgage loans held by our consolidated trusts is included in net interest income on our GAAP consolidated statements of operations. Previously, we separately recorded the guarantee fee on our GAAP consolidated statements of operations as a component of non-interest income. Through the reclassifications described below, we move the net guarantee fees earned on mortgage loans into Segment Earnings management and guarantee income.

Investment Activity-Related Reclassifications

In preparing certain line items within Segment Earnings, we make various reclassifications to earnings determined under GAAP related to our investment activities, including those described below. Through these reclassifications, we move certain items into or out of net interest income so that, on a Segment Earnings basis, net interest income reflects how we measure the effective yield on securities held in our mortgage investments portfolio and our cash and other investments portfolio.

We use derivatives extensively in our investment activity. The reclassifications described below allow us to reflect, in Segment Earnings net interest income, the costs associated with this use of derivatives.

•	The accrual of periodic cash settlements of all derivatives is reclassified in Segment Earnings from derivative gains (losses) into net interest income to fully reflect the periodic cost associated with the protection provided by these contracts.

•	Up-front cash paid or received upon the purchase or writing of swaptions and other option contracts are reclassified in Segment Earnings prospectively on a straight-line basis from derivative gains (losses) into net interest income over the contractual life of the instrument to fully reflect the periodic cost associated with the protection provided by these contracts.

Amortization related to certain items is not relevant to how we measure the economic yield earned on the securities held in our investments portfolio. Therefore, as described below, we reclassify these items in Segment Earnings from net interest income to non-interest income.

•	Amortization related to derivative commitment basis adjustments associated with mortgage-related and non-mortgage-related securities is reclassified in Segment Earnings from net interest income to non-interest income.

163	Freddie Mac

•	Amortization related to accretion of other-than-temporary impairments on non-mortgage-related securities held in our cash and other investments portfolio is reclassified in Segment Earnings from net interest income to non-interest income.

•	Amortization related to premiums and discounts associated with PCs and Structured Transactions issued by our consolidated trusts that we previously held and subsequently transferred to third parties is reclassified in Segment Earnings from net interest income to non-interest income. The amortization is related to deferred gains (losses) on transfers of these securities.

Credit Guarantee Activity-Related Reclassifications

In preparing certain line items within Segment Earnings, we make various reclassifications to earnings determined under GAAP related to our credit-guarantee activities, including those described below. All credit guarantee-related income and costs are included in Segment Earnings management and guarantee income.

•	Net guarantee fee is reclassified in Segment Earnings from net interest income to management and guarantee income.

•	Implied management and guarantee fee related to unsecuritized mortgage loans held in the mortgage investments portfolio is reclassified in Segment Earnings from net interest income to management and guarantee income.

•	The portion of the amount reversed for accrued but uncollected interest upon placing loans on a nonaccrual status that relates to guarantee fees is reclassified in Segment Earnings from net interest income to management and guarantee income. The remaining portion of the allowance for lost interest is reclassified in Segment Earnings from net interest income to provision for credit losses. Under GAAP-basis earnings and Segment Earnings, the guarantee fee is not accrued on loans three payments or more past due.

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of new accounting standards for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings gain (loss) for each segment will equal GAAP net income (loss) attributable to Freddie Mac for each segment for the first quarter of 2010 and subsequent periods. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated PCs and Structured Securities we purchase as investments. As of March 31, 2010, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $3.5 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated PCs and Structured Securities purchased at a premium or discount or with buy-up or buy-down fees. We include an offsetting amount in the segment adjustments line within Segment Earnings.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of credit fees recorded in periods prior to January 1, 2010. As of March 31, 2010, the unamortized balance of such fees was $3.6 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loan. We include an offsetting amount in the segment adjustments line within Segment Earnings.

Segment Allocations

The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense (i.e., semi-direct versus indirect). Net interest income for each segment includes allocated debt funding costs related to certain assets of each segment. These allocations, however, do not include the effects of dividends paid on our senior preferred stock. The tax credits generated by the LIHTC partnerships for the current quarter and any valuation allowance on these tax credits are allocated to the Multifamily segment. The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward due to our tax net operating loss carryback is allocated to the “All Other” category. All remaining taxes are calculated based on a 35% federal statutory rate as applied to pre-tax Segment Earnings.

164	Freddie Mac

Table 16.1 presents Segment Earnings by segment.

Table 16.1 — Summary of Segment Earnings(1)

	Three Months Ended
	March 31,
	2010	2009
	(in millions)

Segment Earnings, net of taxes:
Investments	$(1,313)	$518
Single-family Guarantee	(5,596)	(10,291)
Multifamily	221	8
All Other	—	(567)

Total Segment Earnings (loss), net of taxes	(6,688)	(10,332)

Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments(2)	—	551
Tax-related adjustments	—	(194)

Total reconciling items, net of taxes	—	357

Net income (loss) attributable to Freddie Mac	$(6,688)	$(9,975)

(1)	Under our revised method, the sum of Segment Earnings for each segment and the All Other category will equal GAAP net income (loss) attributable to Freddie Mac for the first quarter of 2010 and subsequent periods.
(2)	Consists primarily of amortization and valuation adjustments related to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These adjustments are recorded to periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

165	Freddie Mac

Table 16.2 presents detailed financial information by financial statement line item for our reportable segments.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended March 31, 2010
											Income Tax Provision			Less:
			Non-Interest Income				Non-Interest Expense					Income		Net (Income)
		Provision	Management		Derivative	Other		REO	Other		LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Operations	Non-Interest	Segment	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Adjustments(2)	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,311	$—	$—	$(376)	$(2,702)	$(22)	$(122)	$—	$(7)	$510	$—	$97	$(1,311)	$(2)	$(1,313)
Single-family Guarantee	59	(6,041)	848	—	—	210	(219)	(156)	(89)	(213)	—	5	(5,596)	—	(5,596)
Multifamily	238	(29)	24	(55)	5	108	(54)	(3)	(17)	—	147	(146)	218	3	221

Total Segment Earnings (loss), net of taxes	1,608	(6,070)	872	(431)	(2,697)	296	(395)	(159)	(113)	297	147	(44)	(6,689)	1	(6,688)
Reconciliation to consolidated statements of operations:
Reclassifications(3)	2,007	674	(624)	(79)	(1,988)	10	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	510	—	(213)	—	—	—	—	—	—	(297)	—	—	—	—	—

Total reconciling items	2,517	674	(837)	(79)	(1,988)	10	—	—	—	(297)	—	—	—	—	—

Total per consolidated statements of operations	$4,125	$(5,396)	$35	$(510)	$(4,685)	$306	$(395)	$(159)	$(113)	$—	$147	$(44)	$(6,689)	$1	$(6,688)

	Three Months Ended March 31, 2009
										Income Tax Provision			Less:
			Non-Interest Income				Non-Interest Expense				Income		Net (Income)
		Provision	Management		Derivative	Other		REO	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Operations	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	Expense	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,999	$—	$—	$(6,414)	$1,164	$2,452	$(121)	$—	$(7)	$—	$1,445	$518	$—	$518
Single-family Guarantee	54	(8,963)	873	—	—	134	(201)	(306)	(2,033)	—	151	(10,291)	—	(10,291)
Multifamily	195	—	21	—	(31)	(121)	(50)	—	(5)	151	(152)	8	—	8
All Other	—	—	—	—	—	—	—	—	—	—	(567)	(567)	—	(567)

Total Segment Earnings (loss), net of taxes	2,248	(8,963)	894	(6,414)	1,133	2,465	(372)	(306)	(2,045)	151	877	(10,332)	—	(10,332)
Reconciliation to consolidated statements of operations:
Credit guarantee-related adjustments(4)	5	6	(218)	—	—	803	—	—	(45)	—	—	551	—	551
Reclassifications(3)	1,606	42	104	(716)	(952)	(187)	—	—	—	—	103	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	—	(194)	(194)	—	(194)

Total reconciling items	1,611	48	(114)	(716)	(952)	616	—	—	(45)	—	(91)	357	—	357

Total per consolidated statements of operations	$3,859	$(8,915)	$780	$(7,130)	$181	$3,081	$(372)	$(306)	$(2,090)	$151	$786	$(9,975)	$—	$(9,975)

(1)	Management and guarantee income total per consolidated statements of operations is included in other income on our GAAP consolidated statements of operations.
(2)	See “Segment Earnings — Segment Adjustments” for additional information regarding these adjustments.
(3)	See “Segment Earnings — Investment Activity-Related Reclassification” and “— Credit Guarantee — Related Reclassifications” for information regarding these reclassifications.
(4)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These adjustments are recorded to periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

166	Freddie Mac

NOTE 17: REGULATORY CAPITAL

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

Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and 0.45% capital requirement for off-balance sheet obligations. Based upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, we determined that, under the new consolidation guidance, we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions and, therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts. Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not automatically affected by adoption of these amendments on January 1, 2010. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain Structured Transactions held by third parties using a 0.45% capital requirement. Notwithstanding this guidance, FHFA reserves the authority under the Reform Act to raise the minimum capital requirement for any of our assets or activities. On February 8, 2010, FHFA issued a notice of proposed rulemaking setting forth procedures and standards for such a temporary increase in minimum capital levels. Table 17.1 summarizes our minimum capital requirements and deficits and net worth.

Table 17.1 — Net Worth and Minimum Capital

	March 31, 2010	December 31, 2009
	(in millions)

GAAP net worth(1)	$(10,525)	$4,372
Core capital(2)(3)	$(40,784)	$(23,774)
Less: Minimum capital requirement(2)	28,337	28,352

Minimum capital surplus (deficit)(2)	$(69,121)	$(52,126)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP, which is equal to our total equity (deficit).
(2)	Core capital and minimum capital figures for March 31, 2010 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and non-controlling interests) as these items do not meet the statutory definition of core capital.

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

At March 31, 2010, our liabilities exceeded our assets under GAAP by $10.5 billion. As such, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $10.6 billion, which we expect to receive by June 30, 2010. To date, we have received $50.7 billion from Treasury under the Purchase Agreement. As a result of the additional $10.6 billion draw request, the aggregate liquidation preference of the senior preferred stock will increase from $51.7 billion as of March 31, 2010 to $62.3 billion. We paid a quarterly dividend of $1.3 billion on the senior preferred stock in cash on March 31, 2010 at the direction of the Conservator.

167	Freddie Mac

NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

Table 18.1 summarizes the geographical concentration of our $1.88 trillion and $1.90 trillion UPB of our single-family credit guarantee portfolio as of March 31, 2010 and December 31, 2009, respectively. See “NOTE 5: MORTGAGE LOANS” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information about credit concentrations in our investments in mortgages and mortgage-related securities.

Table 18.1 — Concentration of Credit Risk — Single-family Loans

	March 31, 2010		December 31, 2009
	Percent of	Delinquency	Percent of	Delinquency
	Loans(1)	Rate(2)	Loans(1)	Rate(2)
By Region(3)

West	27%	5.5%	27%	5.3%
Northeast	25	3.2	25	3.0
North Central	18	3.3	18	3.2
Southeast	18	5.7	18	5.6
Southwest	12	2.3	12	2.2

	100%	4.1%	100%	4.0%

By State

California	15%	5.9%	15%	5.8%
Florida	6	10.7	6	10.3
Arizona	3	7.5	3	7.3
Nevada	1	12.5	1	11.4
Michigan	3	3.6	3	3.7
Illinois	5	4.6	5	4.4
Georgia	3	4.6	3	4.4
All others	64	N/A	64	N/A

	100%	4.1%	100%	4.0%

(1)	Based on the unpaid principal balance of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held or guaranteed by us on our consolidated balance sheets and those underlying our issued PCs and Structured Securities.
(2)	Based on the number of single-family mortgages 90 days or more delinquent or in foreclosure in our single-family credit guarantee portfolio. Delinquencies on mortgage loans underlying certain Structured Securities and long-term standby commitments may be reported on a different schedule due to variances in industry practice.
(3)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

We primarily invest in and securitize single-family mortgage loans. However, we also invest in and securitize multifamily mortgage loans, which totaled $97.6 billion and $98.6 billion in unpaid principal balance as of March 31, 2010 and December 31, 2009, respectively. Approximately 29% of these loans related to properties located in the Northeast region of the U.S. and 26% related to properties located in the West region of the U.S. at both March 31, 2010 and December 31, 2009.

One indicator of risk for mortgage loans in our multifamily mortgage portfolio is the amount of a borrower’s equity in the underlying property. A borrower’s equity in a property decreases as the LTV ratio increases. Higher LTV ratios negatively affect a borrower’s ability to refinance or sell a property for an amount at or above the balance of the outstanding mortgage. The DSCR is another indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower is to continue servicing its mortgage obligation. Credit enhancement reduces our exposure to an eventual credit loss. As of March 31, 2010, approximately half of the multifamily loans that were 60 days or more delinquent (measured both in terms of number of loans and a UPB basis) have credit-enhancements that we believe will mitigate our expected losses on those loans.

Table 18.2 summarizes the attribute concentration of multifamily mortgages in our multifamily mortgage portfolio. Information presented for multifamily mortgage loans includes certain categories based on loan or borrower characteristics present at origination. The table includes a presentation of each category in isolation. A single loan may fall within more than one category (for example, a credit enhanced loan may also have an original LTV ratio greater than 80%).

168	Freddie Mac

Table 18.2 — Concentration of Credit Risk — Multifamily Loans(1)

	March 31, 2010		December 31, 2009
	Percent of	Delinquency	Percent of	Delinquency
	Portfolio	Rate(2)	Portfolio	Rate(2)

By State
California	18%	—%	18%	—%
Texas	12	0.71	12	0.26
New York	8	—	9	—
Virginia	6	—	5	—
Florida	6	—	5	0.35
Georgia	5	0.79	5	0.67
All other states	45	0.27	46	0.23

Total	100%	0.24%	100%	0.19%

By Category(3)
OLTV > 80%	7%	1.53%	7%	1.63%
Original DSCR below 1.10	4%	1.52%	4%	1.68%
Non-credit enhanced loans	89%	0.13%	89%	0.07%

(1)	Based on the unpaid principal balance of multifamily mortgage loans held by us on our consolidated balance sheets as well as those underlying non-consolidated PCs and Structured Securities and other mortgage-related financial guarantees. Excludes Structured Transactions, including those backed by HFA bonds, and other mortgage-related guarantees backed by HFA bonds.
(2)	Based on the unpaid principal balance of multifamily mortgages 60 days or more delinquent or in foreclosure.
(3)	These categories are not mutually exclusive and a loan in one category may also be included within another.

In addition, we estimate that the percentage of unpaid principal balance, in our multifamily mortgage portfolio with a current LTV ratio of greater than 100% was approximately 8% and 6% as of March 31, 2010 and December 31, 2009, respectively, and our estimate of the current average DSCR for these loans was 0.98 and 0.97, respectively, based on the latest available income information for these properties and our assessments of market conditions. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 11% and 8% as of March 31, 2010 and December 31, 2009, respectively, based on the latest available information for these properties, and the average original LTV ratio of these loans was 80% and 83%, respectively. Our estimates of the current LTV ratios for multifamily loans are based on our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing consideration, or in certain other circumstances where we deem it appropriate to reassess the property value.

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

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime or subprime. Many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, or they may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan or both. However, there is no universally accepted definition of subprime or Alt-A. In determining our exposure on loans underlying our single-family credit guarantee portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit attributes and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinanced mortgage in any one of our mortgage refinance products that had been previously identified as Alt-A, such loan may no longer be categorized or reported as an Alt-A in Table 18.3 because the new refinanced loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancings not occurred. For our non-agency

169	Freddie Mac

mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

Although we do not categorize single-family mortgage loans we purchase or guarantee as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk. For example, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The industry has viewed those borrowers with credit scores below 620 based on the FICO scale as having a higher risk of default.

Presented below is a summary of the credit performance of certain single-family mortgage loans held by us as well as those underlying our PCs, Structured Securities and other mortgage-related financial guarantees.

Table 18.3 — Credit Performance of Certain Higher Risk Single-Family Loans in the Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Delinquency Rate(2)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009

Interest-only loans	7%	7%	18.5%	17.6%
Option ARM loans	1%	1%	19.8%	17.9%
Alt-A loans(3)	7%	8%	12.8%	12.3%
Original LTV greater than 90%(4) loans	8%	8%	9.1%	9.1%
Lower FICO scores (less than 620)	4%	4%	15.1%	14.9%

(1)	Based on the unpaid principal balance of the single family loans in our single-family credit guarantee portfolio, excluding certain Structured Transactions.
(2)	Based on the number of mortgages 90 days or more delinquent or in foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent, if the borrower is less than 90 days past due under the modified terms. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variations in industry practice.
(3)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as a Freddie Mac Relief Refinance Mortgagesm or in another refinance mortgage program.
(4)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

During 2008 and continuing in the three months ended March 31, 2010, a significant percentage of our charge-offs and REO acquisition activity was associated with these loan groups. The percentages in the table above are not mutually exclusive. In other words, loans that are included in the interest-only loan category may also be included in the Alt-A loan category. Loans with a combination of these attributes will have an even higher risk of default than those with isolated characteristics.

The percentage of our single-family credit guarantee portfolio, based on unpaid principal balance, with estimated current LTV ratios greater than 100% was 18% at both March 31, 2010 and December 31, 2009. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower has negative equity, or is “underwater.” The delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 15.5% and 14.8% as of March 31, 2010 and December 31, 2009, respectively.

We also own investments in non-agency mortgage-related securities that are backed by subprime, option ARM and Alt-A loans. We classified securities as subprime, option ARM or Alt-A if the securities were labeled as subprime, option ARM or Alt-A when sold to us. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on these categories and other concentrations in our investments in securities.

Mortgage Lenders, or Seller/Servicers

A significant portion of our single-family mortgage purchase volume is generated from several large mortgage lenders, or seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for a specified dollar amount or minimum percentage of their total sales of conforming loans. Our top 10 single-family seller/servicers provided approximately 81% of our single-family purchase volume during the three months ended March 31, 2010. Wells Fargo Bank N.A., Bank of America N.A., and Chase Home Financial LLC, together represented approximately 56% of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the three months ended March 31, 2010. Our top seller/servicers are among the largest mortgage loan originators in the U.S. in the single-family market. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

170	Freddie Mac

We are exposed to institutional credit risk arising from potential insolvency or non-performance by our seller/servicers, including non-performance of their repurchase obligations arising from breaches of representations and warranties made to us for loans that they underwrote and sold to us. Our seller/servicers also service single-family loans that we hold and that back our PCs, which includes having an active role in our loss mitigation efforts. We also have exposure to seller/servicers to the extent we fail to realize the anticipated benefits of our loss mitigation plans, or seller/servicers complete a lower percentage of the repurchases they are obligated to make. Either of these conditions could cause our losses to be significantly higher than those estimated within our loan loss reserves.

Due to strain on the mortgage finance industry, the financial condition and performance of many of our seller/servicers have been adversely affected. Many institutions, some of which were our customers, have failed, been acquired, received assistance from the U.S. government, received multiple ratings downgrades or experienced liquidity constraints.

On August 24, 2009, one of our single-family seller/servicers, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy and announced its plan to wind down its operations. We estimate that the amount of potential exposure, excluding the fair value of related servicing rights, related to the loan repurchase obligations of TBW is approximately $800 million as of March 31, 2010. In a related matter, both TBW and Bank of America, N.A., have sought discovery against Freddie Mac. While no actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere, the information is assertedly sought to determine whether the bankruptcy estate has any potential rights to seek to recover assets transferred to Freddie Mac or other entities prior to bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims. See “NOTE 20: LEGAL CONTINGENCIES” for additional information on our claims arising from TBW’s bankruptcy.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of GMAC Inc., are seller/servicers that together serviced approximately 2% of the single-family loans in our single-family credit guarantee portfolio as of March 31, 2010. In March 2010, we entered into an agreement with GMAC, under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009.

The estimates of potential exposure to our counterparties are higher than our estimates for probable loss which are based on estimated loan losses that have been incurred through March 31, 2010. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of March 31, 2010 and December 31, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses.” We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at March 31, 2010 and December 31, 2009; however, our actual losses may exceed our estimates.

During the three months ended March 31, 2010, our top two multifamily lenders, Berkadia Commercial Mortgage LLC and CBRE Capital Markets, Inc., each accounted for more than 10% of our multifamily mortgage purchase volume, and together represented approximately 27% of our multifamily purchase volume. These top lenders are among the largest mortgage loan originators in the U.S. in the multifamily markets. We are exposed to the risk that if multifamily seller/servicers come under financial pressure due to the current stressful economic environment, they could be adversely affected, which could potentially cause degradation in the quality of service they provide or, in certain cases, reduce the likelihood that we could recover losses on loans covered by recourse agreements or other credit enhancements. We continue to monitor the status of all our multifamily servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans that we hold for investment as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2009 Annual Report for additional information. At March 31, 2010, these insurers provided coverage, with maximum loss limits of $61.1 billion, for $303.0 billion of unpaid principal balance in connection with our single-family credit guarantee portfolio, excluding mortgage loans backing Structured Transactions. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation, or MGIC, Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., PMI Mortgage Insurance Co. and Republic Mortgage Insurance Co., or RMIC, each accounted for more than 10% and collectively represented approximately 94% of our

171	Freddie Mac

overall mortgage insurance coverage at March 31, 2010. All of our mortgage insurance counterparties received credit rating downgrades since January 1, 2009, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent. All our mortgage insurance counterparties are rated BBB or below as of April 21, 2010, based on the S&P rating scale.

The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.1 billion and $1.0 billion as of March 31, 2010 and December 31, 2009, respectively. Based upon currently available information, we believe that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term, except for claims obligations of Triad that are deferred after June 1, 2009, under order of Triad’s state regulator. However, we believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements, which may result in regulatory actions that could restrict the insurer’s ability to write new business, at least in certain states, and negatively impact our access to mortgage insurance for high LTV loans. During 2009, several mortgage insurers requested that we approve new subsidiaries or affiliates to write new mortgage insurance business in any state where the insurers’ regulatory capital requirements were breached, and the regulator did not issue a waiver. In February and March 2010, we approved such requests from MGIC, RMIC and PMI Mortgage Insurance Co.

Bond Insurers

Bond insurance, including primary and secondary policies, is an additional credit enhancement covering some of our investments in non-agency securities. Primary policies are owned by the securitization trust issuing securities we purchase, while secondary policies are acquired directly by us. At March 31, 2010, we had coverage, including secondary policies on securities, totaling $11.5 billion of unpaid principal balance of our investments in securities. At March 31, 2010, the top five of our bond insurers, Ambac Assurance Corporation, or Ambac, Financial Guaranty Insurance Company, or FGIC, MBIA Insurance Corp., Assured Guaranty Municipal Corp., or AGMC, and National Public Finance Guarantee Corp., or NPFCG, each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage. All of our top five bond insurers have had their credit rating downgraded by at least one major rating agency since January 1, 2009 and all of our bond insurers, except for AGMC which is rated AA−, are rated BBB+ or below, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

On November 24, 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. On March 25, 2010, FGIC made an exchange offer to the holders of various residential mortgage-backed securities insured by FGIC. We are currently assessing the impact of this development.

In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including those held by Freddie Mac, and consented to the rehabilitation of the segregated account requested by the Wisconsin Commissioner of Insurance. On March 24, 2010, a Wisconsin state circuit court issued an order for rehabilitation and an order for temporary injunctive relief regarding the segregated account. Among other things, no claims arising under the segregated account will be paid, and policyholders are enjoined from taking certain actions until the plan of rehabilitation is approved by the circuit court. We are assessing the impact of this development.

We believe that, in addition to FGIC and Ambac, some of our other bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge.

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. If a monoline bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities would further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2009 and the first quarter of 2010 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

Securitization Trusts

Effective December 2007 we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. As described in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” we now recognize the cash held by our consolidated single-family PC trusts and certain Structured Transactions as restricted cash and cash equivalents on our consolidated balance sheets. We receive fees as master servicer, issuer, trustee and administrator for our consolidated PCs and Structured Securities, however,

172	Freddie Mac

such amounts are now recorded within net interest income. These fees are derived from interest earned on principal and interest cash flows held in restricted cash and cash equivalents between the time funds are remitted to the trust by servicers and the date of distribution to our PC and Structured Securities holders. These fees are offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We recognized trust management income (expense) of $0 million and $(207) million during the three months ended March 31, 2010 (on our non-consolidated trusts) and 2009 (on all trusts), respectively, on our consolidated statements of operations.

In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally-recognized statistical rating organization. To the extent there is a loss related to an eligible investment, we, as the administrator are responsible for making up that shortfall. As of March 31, 2010 and December 31, 2009, there were $18.2 billion and $22.5 billion, respectively, of cash and other non-mortgage assets invested with institutional counterparties. As of March 31, 2010, these included: (a) $9 billion of cash equivalents invested in 10 counterparties that had short-term credit ratings of A-1+ on the S&P’s or equivalent scale; and (b) $8.8 billion of securities sold under agreements to repurchase with one counterparty, which had a short-term S&P rating of A-1.

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps, after applying netting agreements and collateral, was $15 million and $128 million at March 31, 2010 and December 31, 2009, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on March 31, 2010, our maximum loss for accounting purposes would have been approximately $15 million. One of our counterparties, HSBC Bank USA which was rated AA- as of April 21, 2010, accounted for greater than 10% of our net uncollateralized exposure to derivatives counterparties at March 31, 2010.

173	Freddie Mac

The total exposure on our OTC forward purchase and sale commitments of $36 million and $81 million at March 31, 2010 and December 31, 2009, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

NOTE 19: FAIR VALUE DISCLOSURES

Fair Value Hierarchy

The accounting standards for fair value measurements and disclosures establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As required by these accounting standards, assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Table 19.1 sets forth by level within the fair value hierarchy assets and liabilities measured and reported at fair value on a recurring basis in our consolidated balance sheets.

174	Freddie Mac

Table 19.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at March 31, 2010
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$89,663	$2,011	$—	$91,674
Subprime	—	—	35,835	—	35,835
Commercial mortgage-backed securities	—	—	56,491	—	56,491
Option ARM	—	—	7,025	—	7,025
Alt-A and other	—	15	13,383	—	13,398
Fannie Mae	—	33,255	319	—	33,574
Obligations of states and political subdivisions	—	—	11,104	—	11,104
Manufactured housing	—	—	901	—	901
Ginnie Mae	—	332	3	—	335

Total mortgage-related securities	—	123,265	127,072	—	250,337
Non-mortgage-related securities:
Asset-backed securities	—	2,016	—	—	2,016

Total available-for-sale securities, at fair value	—	125,281	127,072	—	252,353
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	10,069	2,821	—	12,890
Fannie Mae	—	30,616	1,182	—	31,798
Ginnie Mae	—	154	28	—	182
Other	—	—	25	—	25

Total mortgage-related securities	—	40,839	4,056	—	44,895
Non-mortgage-related securities:
Asset-backed securities	—	1,051	—	—	1,051
Treasury bills	29,568	—	—	—	29,568
FDIC-guaranteed corporate medium-term notes	—	441	—	—	441

Total non-mortgage-related securities	29,568	1,492	—	—	31,060

Total trading securities, at fair value	29,568	42,331	4,056	—	75,955

Total investments in securities	29,568	167,612	131,128	—	328,308
Mortgage loans:
Held-for-sale, at fair value	—	—	2,206	—	2,206
Derivative assets, net:
Interest-rate swaps	—	4,773	102	—	4,875
Option-based derivatives	—	10,888	—	—	10,888
Other	5	1,317	28	—	1,350

Subtotal, before netting adjustments	5	16,978	130	—	17,113
Netting adjustments(1)	—	—	—	(17,056)	(17,056)

Total derivative assets, net	5	16,978	130	(17,056)	57
Other assets:
Guarantee asset, at fair value	—	—	482	—	482

Total assets carried at fair value on a recurring basis	$29,573	$184,590	$133,946	$(17,056)	$331,053

Liabilities:
Debt securities recorded at fair value:
Debt securities denominated in foreign currencies	$—	$5,500	$—	$—	$5,500
Extendible variable-rate notes	—	2,996	—	—	2,996

Total debt securities recorded at fair value	—	8,496	—	—	8,496
Derivative liabilities, net:
Interest-rate swaps	—	21,837	102	—	21,939
Option-based derivatives	—	124	4	—	128
Other	112	1	59	—	172

Subtotal, before netting adjustments	112	21,962	165	—	22,239
Netting adjustments(1)	—	—	—	(21,351)	(21,351)

Total derivative liabilities, net	112	21,962	165	(21,351)	888

Total liabilities carried at fair value on a recurring basis	$112	$30,458	$165	$(21,351)	$9,384

175	Freddie Mac

	Fair Value at December 31, 2009
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$202,660	$20,807	$—	$223,467
Subprime	—	—	35,721	—	35,721
Commercial mortgage-backed securities	—	—	54,019	—	54,019
Option ARM	—	—	7,236	—	7,236
Alt-A and other	—	16	13,391	—	13,407
Fannie Mae	—	35,208	338	—	35,546
Obligations of states and political subdivisions	—	—	11,477	—	11,477
Manufactured housing	—	—	911	—	911
Ginnie Mae	—	343	4	—	347

Total mortgage-related securities	—	238,227	143,904	—	382,131
Non-mortgage-related securities:
Asset-backed securities	—	2,553	—	—	2,553

Total available-for-sale securities, at fair value	—	240,780	143,904	—	384,684
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	168,150	2,805	—	170,955
Fannie Mae	—	33,021	1,343	—	34,364
Ginnie Mae	—	158	27	—	185
Other	—	—	28	—	28

Total mortgage-related securities	—	201,329	4,203	—	205,532
Non-mortgage-related securities:
Asset-backed securities	—	1,492	—	—	1,492
Treasury bills	14,787	—	—	—	14,787
FDIC-guaranteed corporate medium-term notes	—	439	—	—	439

Total non-mortgage-related securities	14,787	1,931	—	—	16,718

Total trading securities, at fair value	14,787	203,260	4,203	—	222,250

Total investments in securities	14,787	444,040	148,107	—	606,934
Mortgage loans:
Held-for-sale, at fair value	—	—	2,799	—	2,799
Derivative assets, net	5	19,409	124	(19,323)	215
Other assets:
Guarantee asset, at fair value	—	—	10,444	—	10,444

Total assets carried at fair value on a recurring basis	$14,792	$463,449	$161,474	$(19,323)	$620,392

Liabilities:
Debt securities recorded at fair value	$—	$8,918	$—	$—	$8,918
Derivative liabilities, net	89	21,162	554	(21,216)	589

Total liabilities carried at fair value on a recurring basis	$89	$30,080	$554	$(21,216)	$9,507

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $5.7 billion and $3 million, respectively, at March 31, 2010. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.5) billion and $(0.6) billion at March 31, 2010 and December 31, 2009, respectively, which was mainly related to interest-rate swaps that we have entered into.

Recurring Fair Value Changes

For the three months ended March 31, 2010, we did not have any significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of non-agency residential mortgage-related securities, CMBS, certain agency mortgage-related securities and our guarantee asset. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information about the valuation methods and assumptions used in our fair value measurements.

During the three months ended March 31, 2010, our Level 3 assets decreased by $27.6 billion primarily due to the adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These accounting changes resulted in the elimination of $28.8 billion of our Level 3 assets on January 1, 2010, including the elimination of certain mortgage-related securities issued by our consolidated trusts that are held by us and the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.3 billion of

176	Freddie Mac

Level 3 assets to Level 2 during the three months ended March 31, 2010 resulting from improved liquidity and availability in the price quotes received from dealers and third-party pricing services.

During the first quarter of 2009, the market for CMBS became significantly less liquid, resulting in lower transaction values, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs.

Table 19.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 19.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended March 31, 2010
		Cumulative		Realized and unrealized gains (losses)
		effect			Included in		Purchases,
		of change			other		issuances,	Net transfers		Unrealized
	Balance,	in accounting	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	December 31, 2009	principle(1)	January 1, 2010	earnings(2)(3)(4)(5)	income(2)(3)	Total	settlements, net(6)	of Level 3(7)	March 31, 2010	still held(8)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$20,807	$(18,775)	$2,032	$—	$(12)	$(12)	$(9)	$—	$2,011	$—
Subprime	35,721	—	35,721	(332)	2,550	2,218	(2,104)	—	35,835	(332)
Commercial mortgage-backed securities	54,019	—	54,019	(55)	3,057	3,002	(530)	—	56,491	(55)
Option ARM	7,236	—	7,236	(102)	323	221	(432)	—	7,025	(102)
Alt-A and other	13,391	—	13,391	(19)	619	600	(608)	—	13,383	(19)
Fannie Mae	338	—	338	—	(2)	(2)	(17)	—	319	—
Obligations of states and political subdivisions	11,477	—	11,477	1	114	115	(488)	—	11,104	—
Manufactured housing	911	—	911	(2)	22	20	(30)	—	901	(2)
Ginnie Mae	4	—	4	—	—	—	(1)		3	—

Total available-for-sale mortgage-related securities	143,904	(18,775)	125,129	(509)	6,671	6,162	(4,219)	—	127,072	(510)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,805	(5)	2,800	(297)	—	(297)	579	(261)	2,821	(302)
Fannie Mae	1,343	—	1,343	(150)	—	(150)	(11)	—	1,182	(150)
Ginnie Mae	27	—	27	1	—	1	—	—	28	1
Other	28	(1)	27	—	—	—	(2)	—	25	—

Total trading mortgage-related securities	4,203	(6)	4,197	(446)	—	(446)	566	(261)	4,056	(451)
Mortgage loans:
Held-for-sale, at fair value	2,799	—	2,799	97	—	97	(690)	—	2,206	(28)
Net derivatives(9)	(430)	—	(430)	364	—	364	30	1	(35)	268
Other assets:
Guarantee asset(10)	10,444	(10,024)	420	(3)	—	(3)	65	—	482	(3)

	Three Months Ended March 31, 2009
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	January 1, 2009	earnings(2)(3)(4)(5)	income(2)(3)	Total	settlements, net(6)	of Level 3(7)	March 31, 2009	still held(8)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities	$105,740	$(6,955)	$2,781	$(4,174)	$(6,389)	$46,321	$141,498	$(6,956)
Trading, at fair value:
Mortgage-related securities	2,200	117	—	117	(168)	182	2,331	117
Mortgage loans:
Held-for-sale, at fair value	401	(18)	—	(18)	253	—	636	(18)
Net derivatives(9)	100	168	—	168	(37)	—	231	203
Other assets:
Guarantee asset(10)	4,847	328	—	328	(149)	—	5,026	328

(1)	Represents adjustment to initially apply the accounting standards on accounting for transfers of financial assets and consolidation of VIEs.
(2)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information about our assessment of other-than-temporary impairment for unrealized losses on available-for-sale securities.
(3)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.
(4)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.
(5)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of operations.
(6)	For non-agency mortgage-related securities, primarily represents principal repayments.
(7)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(8)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at March 31, 2010 and 2009, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(9)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(10)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic mark-to-fair-value of our guarantee asset.

177	Freddie Mac

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

For a discussion related to our fair value measurement of single-family held-for-sale mortgage loans see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Sale.” As of January 1, 2010, we reclassified single-family loans that were historically classified as held-for-sale to unsecuritized mortgage loans held-for-investment. Therefore, these loans are reported at amortized cost at March 31, 2010, and are not subject to the fair value hierarchy. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

The fair value of multifamily held-for-investment mortgage loans is generally based on the value of the underlying property. However, given the relative illiquidity in the marketplace for these loans, and differences in contractual terms, we classified these loans as Level 3 in the fair value hierarchy. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Investment” for additional details.

REO is subsequently carried at the lower of its carrying amount or fair value less costs to sell. The subsequent fair value less costs to sell is an estimated value based on relevant historical factors, which are considered to be unobservable inputs. As a result, REO is classified as Level 3 under the fair value hierarchy. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — REO, Net” for additional details.

Table 19.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at March 31, 2010 and December 31, 2009, respectively.

Table 19.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at March 31, 2010				Fair Value at December 31, 2009
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis
Mortgage loans:(1)
Held-for-investment	$—	$—	$997	$997	$—	$—	$894	$894
Held-for-sale	—	—	—	—	—	—	13,393	13,393
REO, net(2)	—	—	3,496	3,496	—	—	1,532	1,532

Total assets measured at fair value on a non-recurring basis	$—	$—	$4,493	$4,493	$—	$—	$15,819	$15,819

	Total Gains (Losses)
	Three Months Ended
	March 31,(3)
	2010	2009
	(in millions)

Assets measured at fair value on a non-recurring basis
Mortgage loans:(1)
Held-for-investment	$(31)	$(16)
Held-for-sale	—	(139)
REO, net(2)	(117)	(32)

Total gains (losses)	$(148)	$(187)

(1)	Represent carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $3.5 billion, less costs to sell of $247 million (or approximately $3.3 billion) at March 31, 2010. The carrying amount of REO, net was written down to fair value of $1.5 billion, less costs to sell of $106 million (or approximately $1.4 billion) at December 31, 2009.
(3)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of March 31, 2010 and 2009, respectively.

178	Freddie Mac

Fair Value Election

We elected the fair value option for certain available-for-sale mortgage-related securities, investments in securities classified as available-for-sale securities and identified as in the scope of the accounting standards for investments in beneficial interests in securitized financial assets, multifamily held-for-sale mortgage loans, foreign-currency denominated debt and extendible variable-rate debt.

Certain Available-for-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, for available-for-sale securities identified as within the scope of the accounting standards for investments in beneficial interests in securitized financial assets, we elected the fair value option to better reflect the valuation changes that occur subsequent to impairment write-downs recorded on these instruments. By electing the fair value option for these instruments, we instead reflect valuation changes through our consolidated statements of operations in the period they occur, including any such increases in value.

For mortgage-related securities and investments in securities that were selected for the fair value option and subsequently classified as trading securities, the change in fair value is recorded in other gains (losses) on investment securities recognized in earnings in our consolidated statements of operations. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding the net unrealized gains (losses) on trading securities, which include gains (losses) for other items that are not selected for the fair value option. Related interest income continues to be reported as interest income in our consolidated statements of operations using effective interest methods. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for additional information about the measurement and recognition of interest income on investments in securities.

Foreign-Currency Denominated Debt with Fair Value Option Elected

In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. The fair value changes on these derivatives were recorded in our consolidated statement of operations. We elected the fair value option on the debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates.

The changes in fair value of foreign-currency denominated debt of $346 million and $467 million for the first quarter of 2010 and 2009, respectively, were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $339 million and $386 million for first quarter of 2010 and 2009, respectively. The remaining changes in the fair value of $7 million and $81 million for the first quarter of 2010 and 2009, respectively, were attributable to changes in the instrument-specific credit risk.

The change in fair value attributable to changes in instrument-specific credit risk was determined by comparing the total change in fair value of the debt to the total change in fair value of the interest rate and foreign currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

The difference between the aggregate fair value and aggregate unpaid principal balance for long-term foreign-currency denominated debt was $222 million and $252 million at March 31, 2010 and December 31, 2009, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

Extendible Variable-Rate Debt with Fair Value Option Elected

We elected the fair value option for extendible variable-rate notes we issued that contain quarterly options for investors to extend the maturity of the notes. As we elected the fair value option for these notes, we are not required to perform a bifurcation analysis for the potential embedded derivatives related to these debt securities. We intend to elect the fair value option on all extendible variable-rate notes on a going forward basis.

For the three months ended March 31, 2010, the net change in fair value of extendible variable-rate notes of $1 million was recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. Of this amount, a fair value change of $3 million was attributable to changes in the instrument-specific credit risk. The change in fair value attributable to changes in instrument-specific credit risk was determined by comparing the total change in fair value of the debt to the change in fair value derived from the changes in discount factors between the previous and next coupon reset dates attributable to changes in short-term LIBOR rates. Any difference between the total fair value change and the derived fair value change discussed above is attributed to interest rates.

179	Freddie Mac

The difference between the aggregate fair value and aggregate unpaid principal balance for long-term extendible variable-rate notes due after one year was $(3) million at March 31, 2010. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

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

We recorded $97 million and $(18) million from the change in fair value in other income in our consolidated statements of operations for the first quarter of 2010 and 2009, respectively. The fair value changes that were attributable to changes in the instrument-specific credit risk were $45 million and $(17) million for the first quarter of 2010 and 2009, respectively. The gains and losses attributable to changes in instrument specific credit risk were determined primarily from the changes in OAS level.

The differences between the aggregate fair value and the aggregate unpaid principal balance for multifamily held-for-sale loans with the fair value option elected were $(49) million and $(97) million at March 31, 2010 and December 31, 2009, respectively. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” for additional information about the measurement and recognition of interest income on our mortgage loans.

Valuation Methods and Assumptions Subject to Fair Value Hierarchy

We categorize assets and liabilities that we measure and report at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive the fair value and our judgment regarding the observability of the related inputs.

Investments in Securities

Agency Mortgage-Related Securities (Freddie Mac, Fannie Mae and Ginnie Mae)

Fixed-rate agency mortgage-related securities are valued based on dealer-published quotes for a base TBA security, adjusted to reflect the measurement date as opposed to a forward settlement date (“carry”) and pay-ups for specified collateral. The base TBA price varies based on agency, term, coupon and settlement month. The carry adjustment converts forward regular settlement date (defined by SIFMA) prices to spot or same-day settlement date prices such that the fair value is estimated as of the measurement date, and not as of the forward settlement date. The carry adjustment uses an internal prepayment model and interest rate model. A pay-up is added to the base TBA price for characteristics that are observed to be trading at a premium versus TBAs; this currently includes seasoning and low-loan balance attributes. Haircuts are applied to a small subset of positions that are less liquid and are observed to trade at a discount relative to TBAs; this includes securities that are not eligible for delivery into TBA trades.

Adjustable-rate agency mortgage-related securities are valued based on the median of prices from multiple pricing services. The key valuation drivers used by the pricing services include the interest rate cap structure, term, agency, remaining term and months-to-next coupon reset, coupled with prevailing market conditions, namely interest rates.

Because fixed-rate and adjustable-rate agency mortgage-related securities are generally liquid and contain observable pricing in the market, they generally are classified as Level 2.

Multi-class structures are valued using a variety of methods, depending on the product type. The predominant valuation methodology uses the median prices from multiple pricing services. This method is used for structures for which there is typically significant, relevant market activity. Some of the key valuation drivers used by the pricing services are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. Other tranche types that are more challenging to price are valued using the median prices from multiple dealers. These include structured interest-only, structured principal-only, inverse floaters, and inverse interest-only structures. Some of the key valuation drivers used by the dealers are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. In addition, there is a subset of tranches for which there is a lack of relevant market activity that are priced using a proxy relationship where the position is matched to the closest dealer-priced tranche, then valued by calculating an OAS using our proprietary prepayment and interest rate models from the dealer-priced tranche. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other

180	Freddie Mac

unique cash flow characteristics related to that particular security. We then determine the fair values for these securities by using the estimated OAS as an input to the interest-rate and prepayment models to calculate the net present value of the projected cash flows. These positions typically have smaller balances and are more difficult for dealers to value. There is also a subset of positions for which prices are published on a daily basis; these include trust interest-only and trust principal-only strips. These are fairly liquid tranches and are quoted on a regular settlement date basis. In order to align the regular settlement date price with the balance sheet date, the OAS is calculated based on the published prices. Then the tranche is valued using that OAS applied to the balance sheet date.

Multi-class agency mortgage-related securities are classified as Level 2 or 3 depending on the significance of the inputs that are not observable.

Commercial Mortgage-Backed Securities

Commercial mortgage-backed securities are valued based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, and weighted average life, coupled with the observed spread levels on trades of similar securities. The weighted average coupon and weighted-average life of our commercial mortgage-backed securities investments were 5.7% and 4.5 years, respectively, as of March 31, 2010. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. A combination of factors including reduced transaction volumes, wide ranges of pricing service prices, and wide credit spreads observed in the market, results in these securities being classified as Level 3.

Subprime, Option ARM, Alt-A and Other (Mortgage-Related)

These private-label investments are valued using either the median of multiple dealer prices or the median prices from multiple pricing services. Some of the key valuation drivers used by the dealers and pricing services include the product type, vintage, collateral performance, capital structure, credit enhancements, and coupon, coupled with interest rates and spreads observed on trades of similar securities, where possible. The market for non-agency, mortgage-related securities backed by subprime, option ARM, Alt-A and other is highly illiquid, resulting in wide price ranges as well as wide credit spreads. These securities are classified in Level 3.

Table 19.4 below presents the fair value of subprime, option ARM, Alt-A and other investments we held by origination year.

Table 19.4 — Fair Value of Subprime, Option ARM, Alt-A and Other Investments by Origination Year

Fair Value
Year of Origination	at March 31, 2010
(in millions)

2004 and prior	$5,236
2005	14,509
2006	19,695
2007	16,818
2008 and beyond	—

Total	$56,258

Obligations of States and Political Subdivisions

These include mortgage revenue and municipal bonds, and are valued by taking the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the structure of the bond, call terms, cross-collateralization features and tax-exempt features coupled with municipal bond rates, credit ratings and spread levels. These securities are unique, resulting in low trading volumes and are classified as Level 3 in the fair value hierarchy due to low liquidity.

Manufactured Housing

Securities backed by loans on manufactured housing properties are dealer-priced and not liquid. In arriving at the fair value we take the median of multiple dealer prices. Some of the key valuation drivers include the collateral’s performance and vintage. These are classified as Level 3 in the fair value hierarchy because key inputs are unobservable in the market.

Asset-Backed Securities (Non-Mortgage-Related)

These private-label non-mortgage-related securities are dealer-priced. Some of the key valuation drivers include the discount margin, subordination level, and prepayment speed, coupled with interest rates. They are classified as Level 2 because of their liquidity and tight pricing ranges.

181	Freddie Mac

Treasury Bills

Treasury bills are classified as Level 1 in the fair value hierarchy since they are actively traded and price quotes are widely available at the measurement date for the exact CUSIP we are valuing.

FDIC-Guaranteed Corporate Medium-Term Notes

Since these securities carry the FDIC guarantee, they are considered to have no credit risk. They are valued based on yield analysis. They are classified as Level 2 because of their high liquidity and tight pricing ranges.

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale represents multifamily mortgage loans at March 31, 2010 with the fair value option elected. Thus, all held-for-sale mortgage loans are measured at fair value on a recurring basis beginning in the first quarter of 2010.

The fair value of multifamily mortgage loans is generally based on market prices obtained from a third party pricing service provider for similar actively traded mortgages, adjusted for differences in loan characteristics and contractual terms. The pricing service aggregates observable price points from two markets: agency and non-agency. The agency market consists of purchases made by the GSEs of loans underwritten by our counterparties in accordance with our guidelines while the non-agency market generally consists of secondary market trades between banks and other financial institutions of loans that were originated and initially held in portfolio by these institutions. The pricing service blends the observable price data obtained from these two distinct markets into a final composite price based on the expected probability that a given loan will trade in one of these two markets. This estimated probability is largely a function of the loan’s credit quality, as determined by its current loan-to-value and debt coverage ratios. The result of this blending technique is that lower credit quality loans receive a lower percentage of agency price weighting and higher credit quality loans receive a higher percentage of agency price weighting.

Given the relative illiquidity in the marketplace for multifamily mortgage loans and differences in contractual terms, these loans are classified as Level 3 in the fair value hierarchy.

On January 1, 2010, we reclassified single-family loans that were historically classified as held-for-sale to unsecuritized mortgage loans held-for-investment. Therefore, these loans are reported at amortized cost and are no longer subject to the fair value hierarchy at March 31, 2010. These loans were recorded at the lower-of-cost-or-fair-value on our consolidated balance sheets and were measured at fair value on a non-recurring basis. See “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans” for additional information regarding the valuation techniques we use for our single-family mortgage loans.

Mortgage Loans, Held-for-Investment

Mortgage loans, held-for-investment represent impaired multifamily mortgage loans, which are not measured at fair value on an ongoing basis but have been written down to fair value due to impairment. The valuation technique we use to measure the fair value of impaired multifamily mortgage loans, held-for-investment is based on the value of the underlying property and includes assessment of third-party appraisals, environmental and engineering reports that we compare with relevant market performance to arrive at a fair value. Our valuation technique incorporates one or more of the following methods: income capitalization, discounted cash flow, sales comparables and replacement cost. We consider the physical condition of the property, rent levels and other market drivers, including input from sales brokers and the property manager. We classify impaired multifamily mortgage loans, held-for-investment as Level 3 in the fair value hierarchy as their valuation includes significant unobservable inputs.

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

Interest-Rate Swaps and Option-Based Derivatives

The fair values of interest-rate swaps are determined by using the appropriate yield curves to discount the expected cash flows of both the fixed and variable rate components of the swap contracts. In doing so, we first observe publicly available market spot interest rates, such as money market rates, Eurodollar futures contracts and LIBOR swap rates. The spot curves are translated to forward curves using internal models. From the forward curves, the periodic cash flows are calculated on the pay and receive side of the swap and discounted back at the relevant forward rates to

182	Freddie Mac

arrive at the fair value of the swap. Since the fair values of the swaps are determined by using observable inputs from active markets, these are generally classified as Level 2 under the fair value hierarchy.

Option-based derivatives include call and put swaptions and other option-based derivatives, with the majority of options being European options. The fair values of the European call and put swaptions are calculated by using market observable interest rates and dealer-supplied interest rate volatility grids as inputs to our option-pricing models. Within each grid, prices are determined based on the option term of the underlying swap and the strike rate of the swap. Derivatives with embedded American options are valued using dealer-provided pricing grids. The grids contain prices corresponding to specified option terms of the underlying swaps and the strike rate of the swaps. Interpolation is used to calculate prices for positions for which specific grid points are not provided. Derivatives with embedded Bermudan options are valued based on prices provided directly by counter-parties. Swaptions are classified as Level 2 under the fair value hierarchy. Other option-based derivatives include exchange-traded options that are valued by exchange-published daily closing prices. Therefore, exchange-traded options are classified as Level 1 under the fair value hierarchy. Other option-based derivatives also include purchased interest-rate cap and floor contracts that are valued by using observable market interest rates and cap and floor rate volatility grids obtained from dealers, and cancellable interest rate swaps that are valued by using dealer prices. Cap and floor contracts are classified as Level 2 and cancellable interest rate swaps with fair values using significant unobservable inputs are classified as Level 3 under the fair value hierarchy.

As of March 31, 2010, the fair value of our interest-rate swaps, before counterparty and cash collateral netting adjustments, was $(17.1) billion. The fair value of option-based derivatives, before counterparty and cash collateral netting adjustments, was $10.8 billion on March 31, 2010, with a remaining weighted-average life of 5.1 years. Table 19.5 below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps.

Table 19.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	March 31, 2010
	Notional or		Fair Value(1)
	Contractual	Total	Less than		Greater than 3	In Excess
	Amount	Fair Value(2)	1 Year	1 to 3 Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$226,898	$(158)	$431	$464	$819	$(1,872)
Weighted-average fixed rate(3)			3.23%	1.64%	3.00%	3.92%
Forward-starting swaps(4)	29,042	567	—	255	193	119
Weighted-average fixed rate			—	3.46%	4.48%	4.42%
Basis (floating to floating)	54,070	(24)	(21)	—	(1)	(2)
Pay-fixed:
Swaps	321,837	(14,645)	(175)	(1,607)	(3,704)	(9,159)
Weighted-average fixed rate(3)			4.23%	2.45%	3.93%	4.36%
Forward-starting swaps(4)	60,308	(2,804)	—	—	—	(2,804)
Weighted-average fixed rate			—	—	—	4.96%

Total interest-rate swaps	$692,155	$(17,064)	$235	$(888)	$(2,693)	$(13,718)

Option-based derivatives:
Call swaptions	$163,420	$7,480	$2,095	$2,353	$1,070	$1,962
Put swaptions	93,375	1,762	224	507	322	709
Other option-based derivatives(5)	64,672	1,518	(14)	—	(2)	1,534

Total option-based	$321,467	$10,760	$2,305	$2,860	$1,390	$4,205

(1)	Fair value is categorized based on the period from March 31, 2010 until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty and cash collateral netting adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(5)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options, including written call options on agency mortgage-related securities.

Other Derivatives

Other derivatives mainly consist of exchange-traded futures, foreign-currency swaps, certain forward purchase and sale commitments and credit derivatives. The fair value of exchange-traded futures is based on end-of-day closing prices obtained from third-party pricing services; therefore, they are classified as Level 1 under the fair value hierarchy. The fair value of foreign-currency swaps is determined by using the appropriate yield curves to calculate and discount the expected cash flows for the swap contracts; therefore, they are classified as Level 2 under the fair value hierarchy since the fair values are determined through models that use observable inputs from active markets.

183	Freddie Mac

Certain purchase and sale commitments are also considered to be derivatives and are classified as Level 2 or Level 3 under the fair value hierarchy, depending on the fair value hierarchy classification of the purchased or sold item, whether a security or loan. Such valuation techniques and fair value hierarchy classifications are further discussed in the “Investments in Securities” and the “Mortgage Loans, Held-for-Sale” sections above.

Credit derivatives primarily include purchased credit default swaps and certain short-term default guarantee commitments, which are valued using prices from the respective counterparty and verified using third-party dealer credit default spreads at period end. We classify credit derivatives as Level 3 under the fair value hierarchy due to the inactive market and significant divergence among prices obtained from the dealers.

Consideration of Credit Risk in Our Valuation of Derivatives

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for a discussion of our counterparty credit risk.

Other Assets, Guarantee Asset

Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of discounts for liquidity applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3.

REO, Net

For GAAP purposes, REO is subsequently carried at the lower of its carrying amount or fair value less costs to sell. The fair value of REO is calculated using an internal model that considers state and collateral level data to produce an estimate of fair value based on the most recent six months’ of REO dispositions. We use the actual disposition prices on REO and the current loan unpaid principal balances to estimate the current fair value of REO. Certain adjustments, including state specific and holding period writedown (i.e., aging-related) adjustments, are made to the estimated fair value, as applicable. Due to the use of unobservable inputs, REO is classified as Level 3 under the fair value hierarchy.

Debt Securities Recorded at Fair Value

We elected the fair value option for foreign-currency denominated debt instruments and extendible variable-rate notes. See “Fair Value Election — Foreign Currency Denominated Debt with Fair Value Option Elected” and “— Extendible Variable-Rate Debt with Fair Value Option Elected” for additional information. We determine the fair value of these instruments by obtaining multiple quotes from dealers. Since the prices provided by the dealers consider only observable data such as interest rates and exchange rates, these fair values are classified as Level 2 under the fair value hierarchy.

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 19.6 present our estimates of the fair value of our recorded financial assets and liabilities and off-balance sheet financial instruments at March 31, 2010 and December 31, 2009. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with GAAP fair value guidelines prescribed by the accounting standards for fair value measurements and disclosures and the accounting standards for financial instruments.

184	Freddie Mac

Table 19.6 — Consolidated Fair Value Balance Sheets(1)

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$55.4	$55.4	$64.7	$64.7
Restricted cash and cash equivalents	9.8	9.8	0.5	0.5
Federal funds sold and securities purchased under agreements to resell	25.5	25.5	7.0	7.0
Investments in securities:
Available-for-sale, at fair value	252.3	252.3	384.7	384.7
Trading, at fair value	76.0	76.0	222.2	222.2

Total investments in securities	328.3	328.3	606.9	606.9

Mortgage loans:
Mortgage loans held by consolidated trusts	1,745.8	1,769.7	—	—
Unsecuritized mortgage loans	162.8	160.6	127.9	119.9

Total mortgage loans	1,908.6	1,930.3	127.9	119.9
Derivative assets, net	0.1	0.1	0.2	0.2
Other assets	32.5	37.0	34.6	37.2

Total assets	$2,360.2	$2,386.4	$841.8	$836.4

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,545.2	$1,604.5	$—	$—
Other debt	806.6	821.4	780.6	795.4

Total debt, net	2,351.8	2,425.9	780.6	795.4
Derivative liabilities, net	0.9	0.9	0.6	0.6
Other liabilities	18.0	19.2	56.2	102.9

Total liabilities	2,370.7	2,446.0	837.4	898.9

Net assets
Net assets attributable to Freddie Mac:
Senior preferred stockholders	51.7	51.7	51.7	51.7
Preferred stockholders	14.1	0.6	14.1	0.5
Common stockholders	(76.4)	(111.9)	(61.5)	(114.7)

Total net assets attributable to Freddie Mac	(10.6)	(59.6)	4.3	(62.5)
Noncontrolling interest	0.1	—	0.1	—

Total net assets	(10.5)	(59.6)	4.4	(62.5)

Total liabilities and net assets	$2,360.2	$2,386.4	$841.8	$836.4

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.

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

185	Freddie Mac

Cash and Cash Equivalents

Cash and cash equivalents largely consist of highly liquid investment securities with an original maturity of three months or less used for cash management purposes, as well as cash held at financial institutions and cash collateral posted by our derivative counterparties. Given that these assets are short-term in nature with limited market value volatility, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities, federal funds sold and Eurodollar time deposits. Given that these assets are short-term in nature, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value.

Mortgage Loans

Single-family mortgage loans are not subject to the fair value hierarchy since they are classified as held-for-investment and recorded at amortized cost. Multifamily mortgage loans are subject to the fair value hierarchy since these are either recorded at fair value with the fair value option elected, or they are held for investment and recorded at fair value when an impairment charge is recorded, which is based upon the fair value of the collateral since multifamily loans are collateral-dependent.

Single-Family Loans

We determine the fair value of single-family mortgage loans, including both those held by consolidated trusts and unsecuritized loans, excluding single-family loans for which a contractual modification has been completed, based on comparisons to actively traded mortgage-related securities with similar characteristics. We adjust to reflect the excess coupon (implied management and guarantee fee) and credit obligation related to performing our guarantee.

To calculate the fair value, we begin with a security price derived from benchmark security pricing for similar actively traded mortgage-related securities, adjusted for yield, credit and liquidity differences. This security pricing process is consistent with our approach for valuing similar securities retained in our investment portfolio or issued to third parties. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Investments in Securities.” One of the adjustments is to include an implied management and guarantee fee. We estimate the present value of the additional cash flows on the mortgage coupon in excess of the coupon expected on the notional mortgage-related securities. Our approach for estimating the fair value of the implied management and guarantee fee at March 31, 2010 used third-party market data as practicable. For approximately 81% of the fair value of the implied management and guarantee fee that relates to fixed-rate loan products with coupons at or near current market rates, the valuation approach involves obtaining dealer quotes on hypothetical securities constructed with collateral from our credit guarantee portfolio. This approach effectively equates the implied management and guarantee fee with current, or “spot,” market values for excess servicing interest-only securities. We consider these securities to be comparable to the implied management and guarantee fee in that they represent interest-only cash flows and do not have matching principal-only securities. The remaining 19% of the fair value of the implied management and guarantee fee related to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the implied management and guarantee fee is valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and guarantee fees. Market input assumptions are extracted from the dealer quotes provided on the more liquid products, reduced by an estimated liquidity discount.

The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other costs (such as general and administrative expense) and benefits (such as credit enhancements) inherent in our guarantee obligation. We use entry-pricing information for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but translates into a small portion of the overall fair value of the guarantee obligation). For loans that do not qualify for purchase based on current underwriting guidelines, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses and risk premiums without further adjustment (used for less than a majority of the guaranteed loans, but translates into the vast majority of the overall fair value of the guarantee obligation).

For single-family mortgage loans for which a contractual modification has been completed, we use prices from the whole loan market to determine the fair value, as it represents our principal or most advantageous market for modified loans. These prices are obtained from dealers who are active in the market for similar types of whole loans.

186	Freddie Mac

Multifamily Loans

For a discussion of the techniques used to determine the fair value of held-for-sale and impaired held-for-investment multifamily loans, see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans Held-for-Investment” and “— Mortgage Loans Held-for-Sale,” respectively. The fair value of non-impaired multifamily held-for-investment loans included in our consolidated fair value balance sheets also is determined using a third-party pricing service provider. This fair value technique is the same as the one discussed in “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Sale.”

Other Assets

Our other assets are not financial instruments required to be valued at fair value under the accounting standards for disclosures about fair value financial instruments, such as property and equipment. For most of these non-financial instruments in other assets, we use the carrying amounts from our GAAP consolidated balance sheets as the reported values on our consolidated fair value balance sheets, without any adjustment. These assets represent an insignificant portion of our GAAP consolidated balance sheets. Certain non-financial assets in other assets on our GAAP consolidated balance sheets are assigned a zero value on our consolidated fair value balance sheets. This treatment is applied to deferred items such as deferred debt issuance costs.

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

Accrued interest receivable is one of the components included within other assets on our consolidated fair value balance sheets. On our GAAP consolidated balance sheets, we reverse accrued but uncollected interest income when a loan is placed on nonaccrual status. There is no such reversal performed for the fair value of accrued interest receivable disclosed on our consolidated fair value balance sheets. Rather, the mechanism by which we consider the loan’s nonaccrual status is through our internally-modeled credit cost component of the loan’s fair value. As a result, there is a difference between the accrued interest receivable GAAP-basis carrying amount and its fair value disclosed on our consolidated fair value balance sheets.

Total Debt, Net

Total debt, net represents debt securities of consolidated trusts held by third parties and other debt that we issued to finance our assets. On our consolidated GAAP balance sheets, total debt, net, excluding debt securities for which the fair value option has been elected, is reported at amortized cost, which is net of deferred items, including premiums, discounts and hedging-related basis adjustments.

For fair value balance sheet purposes, we use the dealer-published quotes for a base TBA security, adjusted for the carry and pay-up price adjustments, to determine the fair value of the debt securities of consolidated trusts held by third parties. The valuation techniques we use are similar to the approach we use to value our investments in agency mortgage-related securities for GAAP purposes. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Investment in Securities — Agency Mortgage-Related Securities” for additional information regarding the valuation techniques we use.

Other debt includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/dealers, reliable third-party pricing service providers or direct market observations. We elected the fair value option for foreign-currency denominated debt and extendible variable-rate debt and reported them at fair value on our GAAP consolidated balance sheets. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Debt Securities Recorded at Fair Value” for additional information.

Other Liabilities

Other liabilities consist of accrued interest payable on debt securities, the guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities, the reserve for guarantee losses on non-consolidated trusts, servicer advanced interest payable and other miscellaneous liabilities. We believe the carrying

187	Freddie Mac

amount of these liabilities is a reasonable approximation of their fair value, except for the guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities. The technique for estimating the fair value of our guarantee obligation is described in the “Mortgage Loans” section.

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries primarily represent preferred stock interests that third parties hold in our two majority-owned REIT subsidiaries. In accordance with GAAP, we consolidated the REITs. The preferred stock interests are not within the scope of disclosure requirements in the accounting standards for financial instruments. However, we present the fair value of these interests on our consolidated fair value balance sheets. Since the REIT preferred stock dividend suspension, the fair value of the third-party noncontrolling interests in these REITs is based on Freddie Mac’s preferred stock quotes. For more information, see “NOTE 15: NONCONTROLLING INTERESTS.”

NOTE 20: LEGAL CONTINGENCIES

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

Putative Securities Class Action Lawsuits.  Ohio Public Employees Retirement System (“OPERS”) vs. Freddie Mac, Syron, et al.  This putative securities class action lawsuit was filed against Freddie Mac and certain former officers on January 18, 2008 in the U.S. District Court for the Northern District of Ohio purportedly on behalf of a class of purchasers of Freddie Mac stock from August 1, 2006 through November 20, 2007. The plaintiff alleges that the defendants violated federal securities laws by making “false and misleading statements concerning our business, risk management and the procedures we put into place to protect the company from problems in the mortgage industry.” On April 10, 2008, the Court appointed OPERS as lead plaintiff and approved its choice of counsel. On September 2, 2008, defendants filed a motion to dismiss plaintiff’s amended complaint. On November 7, 2008, the plaintiff filed a second amended complaint, which removed certain allegations against Richard Syron, Anthony Piszel, and Eugene McQuade, thereby leaving insider-trading allegations against only Patricia Cook. The second amended complaint also extends the damages period, but not the class period. The plaintiff seeks unspecified damages and interest, and reasonable costs and expenses, including attorney and expert fees. On November 19, 2008, the Court

188	Freddie Mac

granted FHFA’s motion to intervene in its capacity as Conservator. On April 6, 2009, defendants filed a motion to dismiss the second amended complaint, which motion remains pending.

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook.  Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 30, 2007 through September 7, 2008. Freddie Mac filed a motion to dismiss the complaint on February 24, 2010, which motion remains pending.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition, or results of operations.

Shareholder Demand Letters.  In late 2007 and early 2008, the Board of Directors received three letters from purported shareholders of Freddie Mac, which together contain allegations of corporate mismanagement and breaches of fiduciary duty in connection with the company’s risk management, alleged false and misleading financial disclosures, and the alleged sale of stock based on material non-public information by certain current and former officers and directors of Freddie Mac. Collectively, the letters demanded that the board commence an independent investigation into the alleged conduct, institute legal proceedings to recover damages and unjust enrichment from board members, senior officers, Freddie Mac’s outside auditors, and other parties who allegedly aided or abetted the improper conduct, and implement corporate governance initiatives to ensure that the alleged problems do not recur. Prior to the conservatorship, the Board of Directors formed a Special Litigation Committee, or SLC, to investigate the purported shareholders’ allegations, and engaged counsel for that purpose. Pursuant to the conservatorship, FHFA, as the Conservator, has succeeded to the powers of the Board of Directors, including the power to conduct investigations such as the one conducted by the SLC of the prior Board of Directors. The counsel engaged by the former SLC is continuing the investigation pursuant to instructions from FHFA. As described below, each of these purported shareholders subsequently filed lawsuits against Freddie Mac.

Shareholder Derivative Lawsuits.  On July 24, 2008 and August 15, 2008, purported shareholders, The Adams Family Trust, Kevin Tashjian and the Louisiana Municipal Police Employees Retirement System, or LMPERS, filed two derivative lawsuits in the U.S. District Court for the Eastern District of Virginia against certain current and former officers and directors of Freddie Mac, with Freddie Mac named as a nominal defendant in the actions. On October 15, 2008, the U.S. District Court for the Eastern District of Virginia consolidated these two cases. Previously, on March 10, 2008, a purported shareholder, Robert Bassman, had filed a similar shareholder derivative lawsuit in the U.S. District Court for the Southern District of New York, which was subsequently transferred to the Eastern District of Virginia and then, on December 12, 2008, consolidated with the cases filed by The Adams Family Trust, Kevin Tashjian, and LMPERS. While no consolidated complaint has yet been filed, the complaints collectively assert claims for breach of fiduciary duty, negligence, violations of federal securities laws, violations of the Sarbanes-Oxley Act of 2002 and unjust enrichment. Those claims are based on allegations that defendants failed to implement and/or maintain sufficient risk management and other controls; failed to adequately reserve for uncollectible loans and other risks of loss; and made false and misleading statements regarding the company’s exposure to the subprime market, the strength of the company’s risk management and internal controls, and the company’s underwriting standards in response to alleged abuses in the subprime market. The plaintiffs also allege that certain of the defendants breached their fiduciary duties and unjustly enriched themselves through their salaries, bonuses, benefits and other compensation, and sale of stock based on material non-public information. The complaints seek unspecified damages, equitable relief, the imposition of a constructive trust for the proceeds of alleged insider stock sales, an accounting, restitution, disgorgement, declaratory relief, an order requiring reform and improvement of corporate governance, punitive damages, costs, interest, and attorneys’, accountants’ and experts’ fees.

After FHFA successfully intervened in these consolidated actions in its capacity as Conservator, it filed a motion to substitute for plaintiffs. On July 27, 2009, the District Court entered an order granting FHFA’s motion, and on August 20, 2009, the plaintiffs filed an appeal of that order. On October 29, 2009, FHFA filed a motion to dismiss the appeal for lack of appellate jurisdiction, which motion remains pending. On November 16, 2009, the District Court issued an order granting the parties’ consent motion to stay all proceedings, including the deadlines for the defendants to answer or otherwise respond to the complaints, to June 1, 2010.

189	Freddie Mac

On June 6, 2008, a purported shareholder, the Esther Sadowsky Testamentary Trust, filed a shareholder derivative complaint in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac. Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and injunctive relief, based on allegations that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Among other things, plaintiff seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, FHFA filed a motion to substitute for the Esther Sadowsky Testamentary Trust. On February 26, 2009, Robert Bassman filed a motion with the District Court to intervene or, in the alternative, to appear as amicus curiae. On May 6, 2009, the District Court granted FHFA’s motion to substitute and denied Bassman’s motion to intervene. On June 4, 2009, the Esther Sadowsky Testamentary Trust filed a notice of appeal of the May 6 order granting FHFA’s substitution motion. On September 17, 2009, Bassman filed a notice of appeal of the May 6 order denying his motion to intervene or appear as amicus curiae. On March 10, 2010, the U.S. Court of Appeals for the Second Circuit granted FHFA’s motion to dismiss the appeal of the Esther Sadowsky Testamentary Trust and dismissed that appeal on April 12, 2010 due to lack of jurisdiction. Previously, on November 16, 2009, the District Court approved a stipulation by the parties extending the time for the defendants to answer, move, or otherwise respond to the complaint to June 1, 2010.

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

Related Third Party Litigation and Indemnification Requests.  On December 15, 2008, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against certain former Freddie Mac officers and others styled Jacoby v. Syron, Cook, Piszel, Banc of America Securities LLC, JP Morgan Chase & Co., and FTN Financial Markets.  The complaint, as amended on December 17, 2008, contends that the defendants made material false and misleading statements in connection with Freddie Mac’s September 2007 offering of non-cumulative, non-convertible, perpetual fixed-rate preferred stock, and that such statements “grossly overstated Freddie Mac’s capitalization” and “failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting standards and risk management procedures.” The complaint further alleges that Syron, Cook and Piszel made additional false statements following the offering. Freddie Mac is not named as a defendant in this lawsuit. The case is currently dormant and we believe plaintiff may have abandoned it.

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

On January 29, 2009, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York styled Kreysar v. Syron, et al. On April 30, 2009, the Court consolidated the Mark case with the Kreysar case, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. The consolidated complaint alleges that three former Freddie Mac officers, certain underwriters and Freddie Mac’s auditor violated federal securities laws by making material false and misleading statements in connection with an offering by Freddie Mac of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock Series Z that commenced on November 29, 2007. The complaint further alleges that certain defendants and others made additional false statements following the offering. The complaint names as defendants Syron, Piszel, Cook, Goldman, Sachs & Co., JPMorgan

190	Freddie Mac

Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and PricewaterhouseCoopers LLP.

The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. On January 14, 2010, the Court granted the defendants’ motion to dismiss the consolidated action with leave to file an amended complaint on or before March 15, 2010. On March 15, 2010, plaintiffs filed their amended consolidated complaint against these same defendants with more detailed allegations of federal securities law violations. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

Lehman Bankruptcy.  On September 15, 2008, Lehman Brothers Holding Inc., or Lehman, filed a chapter 11 bankruptcy petition in the Bankruptcy Court for the Southern District of New York. Thereafter, many of Lehman’s U.S. subsidiaries and affiliates also filed bankruptcy petitions (collectively, the “Lehman Entities”). Freddie Mac had numerous relationships with the Lehman Entities which give rise to several claims. On September 22, 2009, Freddie Mac filed proofs of claim in the Lehman bankruptcies aggregating approximately $2.1 billion. On April 14, 2010, Lehman filed its chapter 11 plan and disclosure statement, providing for the liquidation of the bankruptcy estate’s assets over the next three years. The plan and disclosure statement are subject to court approval.

Taylor, Bean & Whitaker Bankruptcy.  On August 24, 2009, TBW filed for bankruptcy. Prior to that date, Freddie Mac had terminated TBW’s status as a seller/servicer of loans. Our current estimate of potential exposure to TBW at March 31, 2010 for loan repurchase obligations, excluding the estimated fair value of servicing rights, was approximately $800 million. We anticipate pursuing various claims against TBW. In addition to this amount, Freddie Mac filed a proof of claim aggregating approximately $595 million against Colonial Bank. The proof of claim relates to monies that remain, or should remain, on deposit with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW.

Both TBW and Bank of America, N.A., have sought discovery against Freddie Mac. While no actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere, the information is assertedly sought to determine whether the bankruptcy estate has any potential rights to seek to recover assets transferred to Freddie Mac or other entities prior to bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims.

NOTE 21: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares, but are not obligated to participate in undistributed net losses. Consequently, in accordance with the accounting standards for earnings per share regarding participating securities, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the three months ended March 31, 2010 includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS” for further information.

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

191	Freddie Mac

Table 21.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Three Months Ended
	March 31,
	2010	2009
	(dollars in millions,
	except per share amounts)

Net loss attributable to Freddie Mac	$(6,688)	$(9,975)
Preferred stock dividends(1)	(1,292)	(378)

Net loss attributable to common stockholders	$(7,980)	$(10,353)

Weighted average common shares outstanding — basic (in thousands)(2)	3,251,295	3,255,718
Dilutive potential common shares (in thousands)	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,251,295	3,255,718

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	6,277	8,754
Basic earnings (loss) per common share	$(2.45)	$(3.18)
Diluted earnings (loss) per common share	$(2.45)	$(3.18)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Includes the weighted average number of shares during the three months ended March 31, 2010 and 2009 that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS

As discussed in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010. As a result of this change in accounting principles, certain line items on our consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows are no longer material to our first quarter 2010 consolidated results of operations and financial position.

As this change in accounting principles was applied prospectively, the results of operations for the three months ended March 31, 2010 reflect the consolidation of our single-family PC trusts and certain Structured Transactions while the results of operations for the three months ended March 31, 2009 reflect the accounting policies in effect at that time, i.e., these securitization entities were accounted for off-balance sheet. Table 22.1 highlights the significant line items that are no longer disclosed separately on our consolidated statements of operations.

Table 22.1 — Line Items No Longer Disclosed Separately on our Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in millions)

Other income:
Management and guarantee income	$35	$780
Gains (losses) on guarantee asset	(12)	(156)
Income on guarantee obligation	36	910
Gains (losses) on sale of mortgage loans	95	151
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans	—	(129)
Gains (losses) on mortgage loans elected at fair value	21	(18)
Recoveries on loans impaired upon purchase	169	50
Low-income housing tax credit partnerships	—	(106)
Trust management income (expense)	—	(207)
All other	202	41

Total other income per consolidated statements of operations	$546	$1,316

Other expenses:
Losses on loans purchased	$(17)	$(2,012)
All other	(96)	(78)

Total other expenses per consolidated statements of operations	$(113)	$(2,090)

192	Freddie Mac

Table 22.2 highlights the significant line items that are no longer disclosed separately on our consolidated balance sheets.

Table 22.2 — Line Items No Longer Disclosed Separately on our Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(in millions)

Other assets:
Guarantee asset	$482	$10,444
All other(1)	7,075	4,942

Total other assets per consolidated balance sheets	$7,557	$15,386

Other liabilities:
Guarantee obligation	$656	$12,465
Reserve for guarantee losses	181	32,416
All other(2)	6,398	6,291

Total other liabilities per consolidated balance sheets	$7,235	$51,172

(1)	Includes accounts and other receivables of $5.3 billion and $2.7 billion at March 31, 2010 and December 31, 2009, respectively.
(2)	Includes servicer advanced interest payable of $3.5 billion and $0 billion at March 31, 2010 and December 31, 2009, respectively.

Table 22.3 highlights the significant line items that are no longer disclosed separately on our consolidated statements of cash flows.

Table 22.3 — Line Items No Longer Disclosed Separately on our Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in millions)

Adjustments to reconcile net loss to net cash from operating activities:
Low-income housing tax credit partnerships	$—	$106
Losses on loans purchased	17	2,012
Change in:
Due to Participation Certificates and Structured Securities trusts	—	400
Guarantee asset, at fair value	(63)	(179)
Guarantee obligation	14	(457)
Other, net	(314)	1,900

Total other, net	$(346)	$3,782

193	Freddie Mac

PART II — OTHER INFORMATION

Throughout PART II of this Form 10-Q, we use certain acronyms and terms which are defined in the Glossary.

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 20: LEGAL CONTINGENCIES” to our consolidated financial statements for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” section in our 2009 Annual Report, which describes various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

The MHA Program and other efforts to reduce foreclosures, modify loan terms and refinance mortgages may fail to mitigate our credit losses and may adversely affect our results of operations or financial condition.

The MHA Program and other loss mitigation activities are a key component of our strategy for managing and resolving troubled assets and lowering credit losses. However, there can be no assurance that any of our loss mitigation strategies will be successful and that credit losses will not escalate. To the extent that borrowers participate in this program in large numbers, it is likely that the costs we incur related to loan modifications and other activities under HAMP may be substantial because we will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee, and all servicer and borrower incentive fees. We will not be reimbursed for these costs by Treasury.

FHFA has directed us to implement HAMP for troubled mortgages we own or guarantee. It is possible that Treasury could make changes to HAMP that, to the extent we were required to or elected to implement them, could make the program more costly to us, both in terms of credit expenses and the cost of implementing and operating the program. We could also be required or elect to make changes to our implementation of HAMP or our other loss mitigation activities that could make these activities more costly to us. For example, we could be required to, or could elect to, use principal reduction to achieve reduced payments for borrowers. This could further increase our losses, as we would bear the full costs of such reductions.

On March 26, 2010, Treasury announced an initiative under which servicers will be required to consider an alternative modification approach including a possible write-down of principal for loans with LTV ratios over 115%. Servicers will be required to consider this alternative not only for new modifications but also for borrowers who have received permanent modifications or are in trial plans. Investors are not required to write down principal, but servicers must have a process for considering the approach. Lenders will receive incentives based on the amount of reduced principal. Treasury has not yet issued formal guidelines for these changes to HAMP. When Treasury issues such guidelines and we have had an opportunity to evaluate the changes, we will determine to what extent we will implement the changes for loans that we own or guarantee. The Conservator could also require us to implement this initiative.

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

Our seller/servicers have a key role in the success of our loss mitigation activities. The continued increases in delinquent loan volume, the ongoing weak conditions of the mortgage market during 2009 and the first quarter of 2010, and the number and variety of additions and changes to HAMP placed a strain on the loss mitigation resources of many of our seller/servicers. A decline in the performance of seller/servicers in mitigation efforts could result in missed opportunities for successful loan modifications, an increase in our credit losses and damage to our reputation.

Mortgage modifications on the scale of HAMP, and possibly with a new focus on principal write-downs, have the potential to change borrower behavior and mortgage underwriting. This, coupled with the phenomenon of widespread underwater mortgages, could significantly affect borrower attitudes towards homeownership, the way the market values residential mortgage assets, the way in which we conduct business and ultimately our financial results.

194	Freddie Mac

Depending on the type of loss mitigation activities we pursue, those activities could result in accelerating or slowing prepayments on our PCs or Structured Securities, either of which could negatively affect the pricing of such PCs or Structured Securities.

We are devoting significant internal resources to the implementation of the various initiatives under the MHA Program, which has, and will continue to, increase our expenses. The size and scope of our effort under the MHA Program may also limit our ability to pursue other important corporate opportunities or initiatives.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The securities we issue are “exempted securities” under the Securities Act of 1933, as amended. As a result, we do not file registration statements with the SEC with respect to offerings of our securities.

Following our entry into conservatorship, we suspended the operation of and ceased making grants under equity compensation plans. Under the Purchase Agreement, we cannot issue any new options, rights to purchase, participations or other equity interests without Treasury’s prior approval. However, grants outstanding as of the date of the Purchase Agreement remain in effect in accordance with their terms.

No stock options were exercised during the three months ended March 31, 2010. However, restrictions lapsed on 1,180,488 restricted stock units.

See “NOTE 12: STOCK-BASED COMPENSATION” in our 2009 Annual Report for more information.

Dividend Restrictions

Our payment of dividends on Freddie Mac common stock or any series of Freddie Mac preferred stock (other than senior preferred stock) is subject to certain restrictions as described in “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — Dividend Restrictions” in our 2009 Annual Report.

Our REIT subsidiaries are also subject to restrictions on the payment of dividends as described in “NOTE 15: NONCONTROLLING INTERESTS” to our consolidated financial statements.

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended March 31, 2010. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

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

The website address for disclosure about our debt securities, other than debt securities of consolidated trusts, is www.freddiemac.com/debt. From this address, investors can access the offering circular and related supplements for debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities.

195	Freddie Mac

Disclosure about the mortgage-related securities we issue some of which are off-balance sheet obligations, can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Our REIT subsidiaries are in arrears in the payment of dividends with respect to their preferred stock. For more information, see “NOTE 15: NONCONTROLLING INTERESTS” to our consolidated financial statements.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

196	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: May 5, 2010

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer

Date: May 5, 2010

197	Freddie Mac

GLOSSARY

The Glossary defines acronyms and terms that are used throughout this Form 10-Q.

Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.

Alt-A loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. In determining our Alt-A exposure on loans underlying our single-family credit guarantee portfolio, we classified mortgage loans as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinanced mortgage in either the Freddie Mac Relief Refinance Mortgagesm initiative or in another mortgage refinance program that had been previously identified as Alt-A, such loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinanced loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancings not occurred. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

AMT — Alternative Minimum Tax

AOCI — Accumulated other comprehensive income (loss), net of taxes

ARM — Adjustable-rate mortgage — A mortgage loan with an interest rate that adjusts periodically over the life of the mortgage loan based on changes in a benchmark index.

BPS — Basis points — One one-hundredth of 1%. This term is commonly used to quote the yields of debt instruments or movements in interest rates.

Cash and other investments portfolio — Our cash and other investments portfolio is comprised of our cash and cash equivalents, federal funds sold and securities purchased under agreements to resell and investments in non-mortgage-related securities.

Charter — The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.

CMBS — Commercial mortgage-backed security — A security backed by mortgages on commercial property (often including multifamily rental properties) rather than one-to-four family residential real estate. Although the mortgage pools underlying CMBS can include mortgages financing multifamily properties and commercial properties, such as office buildings and hotels, the classes of CMBS that we hold receive distributions of scheduled cash flows only from multifamily properties.

Conforming loan/Conforming loan limit — A conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is a dollar amount cap on the size of the original principal balance of single-family mortgage loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that conforming loan limits do not decrease from year-to-year. For 2006 to 2010, the base conforming loan limit for a one-family residence was set at $417,000 with higher limits in certain “high-cost” areas.

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

Delinquency — A failure to make timely payments of principal or interest on a mortgage loan. We report single-family delinquency rate information based on the number of loans that are 90 days or more past due or in the process

198	Freddie Mac

of foreclosure. For multifamily loans, we report delinquency rate information based on the unpaid principal balance of loans that are 60 days or more past due or in the process of foreclosure.

Derivative — A financial instrument whose value depends upon the characteristics and value of an underlying financial asset or index, such as a security or commodity price, interest or currency rates, or other financial indices.

DSCR — Debt Service Coverage Ratio — An indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower will be able to continue servicing its mortgage obligation.

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

Euribor — Euro Interbank Offered Rate

Fannie Mae — Federal National Mortgage Association

FASB — Financial Accounting Standards Board

FDIC — Federal Deposit Insurance Corporation

Federal Reserve — Board of Governors of the Federal Reserve System

FHA — Federal Housing Administration

FHFA — Federal Housing Finance Agency — FHFA is an independent agency of the U.S. government established by the Reform Act with responsibility for regulating Freddie Mac, Fannie Mae and the FHLBs.

FHLB — Federal Home Loan Bank

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

GAAP — Generally accepted accounting principles

Ginnie Mae — Government National Mortgage Association

GSE Act — The Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

GSEs — Government sponsored enterprises — Refers to certain legal entities created by the U.S. government, including Freddie Mac, Fannie Mae and the FHLBs.

Guarantee fee — The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors.

HAFA — Home Affordable Foreclosures Alternative program — In 2009, the Treasury Department introduced the HAFA program to provide an option for homeowners who are unable to keep their homes through the existing HAMP. The HAFA program took effect on April 5, 2010, although some servicers may have implemented it sooner, if they met certain requirements.

HAMP — Home Affordable Modification Program — Refers to the effort under the MHA Program whereby the U.S. government, Freddie Mac and Fannie Mae commit funds to help eligible homeowners avoid foreclosure and keep their homes through mortgage modifications.

199	Freddie Mac

HFA — Housing Finance Agency

HUD — U.S. Department of Housing and Urban Development — Prior to the enactment of the Reform Act, HUD had general regulatory authority over Freddie Mac, including authority over our affordable housing goals and new programs. Under the Reform Act, FHFA now has general regulatory authority over us, though HUD still has authority over Freddie Mac with respect to fair lending.

Implied volatility — A measurement of how the value of a financial instrument changes due to changes in the market’s expectation of potential changes in future interest rates. A decrease in implied volatility generally increases the estimated fair value of our mortgage assets and decreases the estimated fair value of our callable debt and options-based derivatives, while an increase in implied volatility generally has the opposite effect.

Interest-only loan — A mortgage loan that allows the borrower to pay only interest (either fixed-rate or adjustable-rate) for a fixed period of time before principal amortization payments are required to begin. After the end of the interest-only period, the borrower can choose to refinance the loan, pay the principal balance in total, or begin paying the monthly scheduled principal due on the loan.

IRS — Internal Revenue Service

LIBOR — London Interbank Offered Rate

LIHTC partnerships — Low-income housing tax credit partnerships — Prior to 2008, we invested as a limited partner in LIHTC partnerships, which are formed for the purpose of providing funding for affordable multifamily rental properties. These LIHTC partnerships invest directly in limited partnerships that own and operate multifamily rental properties that generate federal income tax credits and deductible operating losses.

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

LTV ratio — Loan-to-value ratio — The ratio of the unpaid principal amount of a mortgage loan to the value of the property that serves as collateral for the loan, expressed as a percentage. Loans with high LTV ratios generally tend to have a higher risk of default and, if a default occurs, a greater risk that the amount of the gross loss will be high compared to loans with lower LTV ratios. We report LTV ratios based solely on the amount of the loan purchased or guaranteed by us, generally excluding any second lien mortgages (unless we own or guarantee the second lien).

Mandatory target capital surplus — A surplus over our statutory minimum capital requirement imposed by FHFA. The mandatory target capital surplus, established in January 2004, was originally 30% and subsequently reduced to 20% in March 2008. As announced by FHFA on October 9, 2008, this capital requirement will not be binding during the term of conservatorship.

MD&A — Management’s Discussion and Analysis of Financial Condition and Results of Operations

MHA Program — Making Home Affordable Program — Formerly known as the Housing Affordability and Stability Plan, the MHA Program was announced by the Obama Administration in February 2009. The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts and set market standards. The MHA Program includes: (a) the Home Affordable Refinance Program, which gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments; and (b) HAMP.

Monolines — Companies that provide credit insurance principally covering securitized assets in both the primary issuance and secondary markets.

Mortgage assets — Refers to both mortgage loans and the mortgage-related securities we hold in our mortgage-related investments portfolio.

Mortgage-related investments portfolio — Our investment portfolio, which consists principally of mortgage-related securities and single-family and multifamily mortgage loans. Our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to any change in accounting standards related to transfer of financial assets and consolidation of VIEs or any similar accounting standard. Accordingly, for purposes of the portfolio limit, the single-family PCs and certain Structured Transactions purchased into the mortgage-related investments portfolio are considered assets rather than debt reductions.

200	Freddie Mac

Mortgage-to-debt OAS — The net OAS between the mortgage and agency debt sectors. This is an important factor in determining the expected level of net interest yield on a new mortgage asset. Higher mortgage-to-debt OAS means that a newly purchased mortgage asset is expected to provide a greater return relative to the cost of the debt issued to fund the purchase of the asset and, therefore, a higher net interest yield. Mortgage-to-debt OAS tends to be higher when there is weak demand for mortgage assets and lower when there is strong demand for mortgage assets.

Multifamily mortgage — A mortgage loan secured by a property with five or more residential rental units.

Multifamily mortgage portfolio — Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as those underlying non-consolidated PCs, Structured Securities and other mortgage-related financial guarantees, but excluding those underlying Structured Transactions and our guarantees of HFA bonds.

Net worth — The amount by which our total assets exceed our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.

NYSE — New York Stock Exchange

OAS — Option-adjusted spread — An estimate of the incremental yield spread between a particular financial instrument (e.g., a security, loan or derivative contract) and a benchmark yield curve (e.g., LIBOR or agency or Treasury securities). This includes consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options.

Option ARM loan — Mortgage loans that permit a variety of repayment options, including minimum, interest only, fully amortizing 30-year and fully amortizing 15-year payments. The minimum payment alternative for option ARM loans allows the borrower to make monthly payments that may be less than the interest accrued for the period. The unpaid interest, known as negative amortization, is added to the principal balance of the loan, which increases the outstanding loan balance. For our non-agency mortgage-related securities that are backed by option ARM loans, we classified securities as option ARM if the securities were labeled as option ARM when sold to us.

OTC — Over-the-counter

PCs — Participation Certificates — Securities that we issue as part of a securitization transaction. Typically we purchase mortgage loans from parties who sell mortgage loans, place a pool of loans into a PC trust and issue PCs from that trust. The PCs are generally transferred to the seller of the mortgage loans in consideration of the loans or are sold to third party investors if we purchased the mortgage loans for cash.

Primary mortgage market — The market where lenders originate mortgage loans and lend funds to borrowers. We do not lend money directly to homeowners, and do not participate in this market.

PMVS — Portfolio Market Value Sensitivity — Our primary interest rate risk measurement. PMVS measures are estimates of the amount of average potential pre-tax loss in the market value of our net assets due to parallel (PMVS-L) and non-parallel (PMVS-YC) changes in LIBOR.

Purchase Agreement / Senior Preferred Stock Purchase Agreement — An agreement the Conservator, acting on our behalf, entered into with Treasury on September 7, 2008, which was subsequently amended and restated on September 26, 2008 and further amended on May 6, 2009 and December 24, 2009.

QSPE — Qualifying Special Purpose Entity — A term used within the former accounting standards on transfers and servicing of financial assets to describe a particular trust or other legal vehicle that was demonstrably distinct from the transferor, had significantly limited permitted activities and could only hold certain types of assets, such as passive financial assets. Prior to January 1, 2010, the securitization trusts that were used for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities were QSPEs and, as such, they were not consolidated.

Reform Act — The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the GSE Act by establishing a single regulator, FHFA, for Freddie Mac, Fannie Mae and the FHLBs.

REIT — Real estate investment trust — To maintain REIT status under the Internal Revenue Code, a REIT must distribute 90% of its taxable earnings to shareholders annually. We have two majority-owned REIT subsidiaries.

REMIC — Real Estate Mortgage Investment Conduit — A type of multi-class mortgage-related security that divides the cash flows (principal and interest) of the underlying mortgage-related assets into two or more classes that meet the investment criteria and portfolio needs of different investors.

REO — Real estate owned — Real estate which we have acquired through foreclosure or through a deed in lieu of foreclosure.

201	Freddie Mac

S&P — Standard & Poor’s

SEC — Securities and Exchange Commission

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

SIFMA — The Securities Industry and Financial Markets Association.

Single-family mortgage — A mortgage loan secured by a property containing four or fewer residential dwelling units.

Single-family credit guarantee portfolio — Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, and single-family loans underlying non-consolidated Structured Securities and other mortgage-related financial guarantees (except those related to HFA bonds). Excludes our Structured Securities that are backed by Ginnie Mae Certificates or HFA bonds.

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

Structured Securities — Single- and multi-class securities issued by Freddie Mac that represent beneficial interests in pools of PCs and certain other types of mortgage-related assets. Single-class Structured Securities pass through the cash flows (principal and interest) on the underlying mortgage-related assets. Multi-class Structured Securities divide the cash flows of the underlying mortgage-related assets into two or more classes designed to meet the investment criteria and portfolio needs of different investors. Our principal multi-class Structured Securities qualify for tax treatment as REMICs.

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

Swaption — An option contract to enter into an interest-rate swap. In exchange for an option premium, a buyer obtains the right but not the obligation to enter into a specified swap agreement with the issuer on a specified future date.

TBA — To be announced

Total mortgage portfolio — Includes mortgage loans and mortgage-related securities held on our consolidated balance sheet as well as the balances of non-consolidated PCs, Structured Securities and other mortgage-related financial guarantees issued to third parties.

Treasury — U.S. Department of the Treasury

USDA — U.S. Department of Agriculture

VA — U.S. Department of Veteran Affairs

VIE — Variable Interest Entity — A VIE is an entity: (a) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party; or (b) where the

202	Freddie Mac

group of equity holders does not have: (i) the ability to make significant decisions about the entity’s activities; (ii) the obligation to absorb the entity’s expected losses; or (iii) the right to receive the entity’s expected residual returns.

Warrant — Refers to the warrant we issued to Treasury on September 8, 2008 pursuant to the Purchase Agreement. The warrant provides Treasury the ability to purchase shares of our common stock equal to 79.9% of the total number of shares of Freddie Mac common stock outstanding on a fully diluted basis on the date of exercise.

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

203	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

4.1	Federal Home Loan Mortgage Corporation Global Debt Facility Agreement, dated February 24, 2010
10.1
Amended and Restated Administration Agreement, dated as of January 22, 2010, among the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on February 24, 2010)

10.2	PC Master Trust Agreement, dated March 11, 2010
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
18.1	Letter from PricewaterhouseCoopers LLP, dated May 4, 2010
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350

204	Freddie Mac