Form 10-Q
period 2010-06-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2010-08-09
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

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

As of July 23, 2010, there were 649,150,132 shares of the registrant’s common stock outstanding.

i	Freddie Mac

FINANCIAL STATEMENTS

ii	Freddie Mac

PART I — FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements, which may include statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, our future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings and fair value basis. You should not rely unduly on our forward-looking statements. Actual results might differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in: (a) “MD&A — FORWARD-LOOKING STATEMENTS,” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 Annual Report, and our Quarterly Report on Form 10-Q for the first quarter of 2010; and (b) the “BUSINESS” section of our 2009 Annual Report. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

Throughout PART I of this Form 10-Q, we use certain acronyms and terms which are defined in the Glossary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and six months ended June 30, 2010 and our 2009 Annual Report.

Overview

Freddie Mac was chartered by Congress in 1970 with a public mission to stabilize the nation’s residential mortgage markets and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability, and affordability to the U.S. housing market. Our participation in the secondary mortgage market includes providing our credit guarantee for residential mortgages originated by mortgage lenders and investing in mortgage loans and mortgage-related securities.

We had a net loss attributable to Freddie Mac of $4.7 billion for the three months ended June 30, 2010, reflecting the ongoing adverse conditions in the U.S. mortgage markets. Total equity (deficit) was $(1.7) billion at June 30, 2010. The $1.7 billion deficit was primarily driven by our net loss of $4.7 billion and the $1.3 billion dividend payment to Treasury on the senior preferred stock during the second quarter of 2010. These items were partially offset by a $4.1 billion decrease in unrealized losses related to available-for-sale securities recorded in AOCI during the second quarter of 2010. To address the deficit in our net worth, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury for $1.8 billion in funding under our Purchase Agreement with Treasury. Following receipt of the draw, the aggregate liquidation preference on the senior preferred stock owned by Treasury will be $64.1 billion.

Our financial results for the six months ended June 30, 2010 were significantly affected by changes in accounting principles, which resulted in a net decrease to total equity (deficit) as of January 1, 2010 of $11.7 billion.

Business Objectives

We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA as our Conservator. Conservatorship benefits us by, for example, providing us improved access to the debt markets as a result of the support we received from the Federal Reserve and continue to receive from Treasury. We continue to provide access to funding for mortgage originators and, indirectly, for mortgage borrowers. In addition, through our role in the Obama Administration’s initiatives, including the MHA Program, we continue to work to meet the needs of the mortgage market by making homeownership and rental housing more affordable, reducing the number of foreclosures and helping families keep their homes, where possible.

While the conservatorship has benefited us, we are subject to certain constraints on our business activities by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement and by FHFA, as our Conservator. There is also significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. While we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term, Treasury and HUD, in consultation with other government agencies, are expected to develop legislative recommendations in the near term for the future of the GSEs. We have no ability to predict the outcome of these deliberations.

1	Freddie Mac

In a letter to the Chairmen and Ranking Members of the Senate Banking and House Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that permitting us to offer new products is inconsistent with the goals of the conservatorship. The Acting Director also stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. These restrictions could adversely affect our business over time. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we receive from the government include the following:

•	On June 30, 2010, we received $10.6 billion in funding from Treasury under the Purchase Agreement relating to our net worth deficit as of March 31, 2010, which increased the aggregate liquidation preference of the senior preferred stock to $62.3 billion as of June 30, 2010.

•	On June 30, 2010, we paid dividends of $1.3 billion in cash on the senior preferred stock to Treasury for the second quarter of 2010 at the direction of the Conservator.

To address our deficit in net worth of $1.7 billion as of June 30, 2010, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $1.8 billion. We expect to receive these funds by September 30, 2010. Upon funding of the draw request:

•	the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $62.3 billion to $64.1 billion; and

•	the corresponding annual cash dividends payable to Treasury will increase to $6.4 billion, which exceeds our annual historical earnings in most periods.

We expect to make additional draws under the Purchase Agreement in future periods. We expect our net worth to be negatively impacted by continued large credit-related expenses as we move through this credit cycle. Our net worth will also be negatively impacted by dividend payments on our senior preferred stock. To date, we have paid $6.9 billion in cash dividends on the senior preferred stock. The payment of dividends on our senior preferred stock in cash reduces our net worth. Future payments of senior preferred dividends combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010), will continue to have an adverse impact on our future financial condition and net worth.

For more information on the terms of the conservatorship, the powers of our Conservator and the terms of the Purchase Agreement, see “BUSINESS — Conservatorship and Related Developments” in our 2009 Annual Report.

Delisting of Common Stock and Preferred Stock from NYSE

On June 16, 2010, we announced that we notified the NYSE of our intent to delist our common stock and our 20 listed classes of preferred stock pursuant to a directive by FHFA, our Conservator, requiring us to delist our common and preferred securities from the NYSE. According to a press release by FHFA, the Acting Director of FHFA issued similar directives to both us and Fannie Mae.

On June 28, 2010 and in accordance with SEC rules and regulations, we filed a Form 25 (Notification of Removal from Listing under Section 12(b) of the Securities Exchange Act of 1934) and the delisting of our common and preferred stock from the NYSE was effective on July 8, 2010.

After the delisting of our equity securities from the NYSE, our common stock and the classes of preferred stock that were previously listed on the NYSE are traded exclusively in the OTC market. Shares of our common stock now trade under the ticker symbol FMCC. We expect that our common stock and the previously listed classes of preferred stock will continue to trade in the OTC market so long as market makers demonstrate an interest in trading the common and preferred stock. See “RISK FACTORS — There may not be an active, liquid trading market for our equity securities” for additional information.

The transition to OTC trading does not affect our obligation to file periodic and certain other reports with the SEC under applicable federal securities laws.

2	Freddie Mac

Changes in Accounting Standards Related to Accounting for Transfers of Financial Assets and Consolidation of VIEs

In June 2009, the FASB issued two new accounting standards that amended the guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. Effective January 1, 2010, we adopted these new accounting standards prospectively for all existing VIEs. The adoption of these two standards had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010. As a result of the adoption, our consolidated balance sheets reflect the consolidation of our single-family PC trusts and certain of our Structured Transactions. This consolidation resulted in an increase to our assets and liabilities of $1.5 trillion and a net decrease to total equity (deficit) as of January 1, 2010 of $11.7 billion.

Because our results of operations for the three and six months ended June 30, 2010 (on both a GAAP and Segment Earnings basis) include the activities of the consolidated VIEs, they are not directly comparable with the results of operations for the three and six months ended June 30, 2009, which reflect the accounting policies in effect during that time (i.e., when the majority of the securitization entities were accounted for off-balance sheet).

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for detailed discussions regarding the new accounting standards and the impact to our financial statements.

Results for the Second Quarter of 2010

Financial Results

Net income (loss) attributable to Freddie Mac was $(4.7) billion and $0.3 billion for the second quarters of 2010 and 2009, respectively. Key highlights of our financial results for the second quarter of 2010 include:

•	Net interest income for the second quarter of 2010 decreased to $4.1 billion from $4.3 billion during the second quarter of 2009, mainly due to lower mortgage-related securities balances and increased amounts of non-performing mortgage loans on our consolidated balance sheet, partially offset by lower funding costs and accounting changes requiring the inclusion of income which prior to 2010 was classified as management and guarantee fee income.

•	Provision for credit losses was $5.0 billion and $5.7 billion for the second quarters of 2010 and 2009, respectively. The provision for credit losses in the second quarter of 2010 was primarily driven by increased TDR volume during the quarter while the provision for credit losses in the second quarter of 2009 reflects significant increases in non-performing loans and severity rates in that period.

•	Non-interest income (loss) was $(3.6) billion for the second quarter of 2010, compared to $3.2 billion for the second quarter of 2009. This decline was primarily due to a loss in the second quarter of 2010 on derivatives compared to a gain in the second quarter of 2009, partially offset by lower net impairments of available-for-sale securities recognized in earnings in the second quarter of 2010.

•	At June 30, 2010, our liabilities exceeded our assets under GAAP and, accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA.

We expect a variety of factors will place downward pressure on our financial results in future periods, and could cause us to incur additional GAAP net losses. For a discussion of factors that could result in additional draws, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Resources.”

Out-of-Period Accounting Adjustment

During the second quarter of 2010, we identified a backlog related to the processing of certain foreclosure alternatives reported to us by our servicers, principally loan modifications and short sales. This backlog was the result of a significant increase in the volume of foreclosure alternatives executed by servicers beginning in 2009, which placed pressure on our existing loan processing capabilities. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. The resulting error impacts our provision for credit losses, allowance for loan losses, and provision for income taxes and affects our previously reported financial statements for the interim period ended March 31, 2010 and the interim 2009 periods and full year ended December 31, 2009. Based upon our evaluation of all relevant quantitative and qualitative factors related to this error, we concluded that this error is not material to our previously issued consolidated financial statements for any of the periods affected and is not material to our estimated earnings for the full year ending December 31, 2010 or to the trend of earnings. As a result, in accordance with the accounting standard related to accounting changes and correction of errors, we have recorded the cumulative effect of this error as a correction in the second quarter of 2010 as an increase to our provision for credit losses. The cumulative effect, net of taxes, of this error corrected in the second quarter of 2010 was $1.2 billion, of which $0.9 billion related to the year

3	Freddie Mac

ended December 31, 2009. We are taking corrective actions to improve our processing of and accounting for foreclosure alternatives by: (a) expanding our foreclosure alternative processing capabilities to be more responsive to changes in volumes; and (b) enhancing our controls related to data inputs used in our accounting for credit losses. For additional information, see “CONTROLS AND PROCEDURES — Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2010.”

Investment Activity and Limits Under the Purchase Agreement

Under the terms of the Purchase Agreement, the UPB of our mortgage-related investments portfolio calculated as discussed below may not exceed $810 billion as of December 31, 2010 and this limit will be reduced by 10% each year until it reaches $250 billion.

Our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to any change in accounting standards related to the transfer of financial assets and consolidation of VIEs or any similar accounting standard. Accordingly, for purposes of the portfolio limit, when PCs and certain Structured Transactions are purchased into the mortgage-related investments portfolio, this is considered the acquisition of assets rather than the reduction of debt. We disclose our mortgage assets on this basis monthly under the caption “Mortgage-Related Investments Portfolio — Ending Balance” in our Monthly Volume Summary reports, which are available on our website and in current reports on Form 8-K we file with the SEC.

Table 1 presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. The UPB of our mortgage-related investments portfolio declined slightly from December 31, 2009 to June 30, 2010, primarily due to liquidations, partially offset by the purchase of $96.8 billion of delinquent loans from PC trusts.

Table 1 — Mortgage-Related Investments Portfolio(1)

	June 30, 2010	December 31, 2009
	(in millions)

Investments segment — Mortgage investments portfolio	$523,017	$597,827
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	72,479	10,743
Multifamily segment — Mortgage investments portfolio	144,013	146,702

Total UPB of mortgage-related investments portfolio	$739,509	$755,272

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively performing loss mitigation.

Liquidity

We believe that the increased support provided by Treasury pursuant to the December 2009 amendment to the Purchase Agreement will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities through December 31, 2012, although the costs of our debt funding could vary. For information regarding the Purchase Agreement, see “BUSINESS — Conservatorship and Related Developments — Overview of the Purchase Agreement” in our 2009 Annual Report.

Under the December 2009 amendment to the Purchase Agreement, the $200 billion maximum amount of the commitment from Treasury will increase as necessary to eliminate any net worth deficits we may have during 2010, 2011 and 2012. After 2012, Treasury’s remaining funding commitment under the Purchase Agreement will be $149.3 billion ($200 billion maximum amount of the commitment from Treasury reduced by cumulative draws of $50.7 billion for net worth deficits through December 31, 2009), minus the lesser of (a) any positive net worth we may have as of December 31, 2012 and (b) any cumulative amount of any draws that we have taken to eliminate net worth deficits during 2010, 2011 and 2012.

Total Mortgage Portfolio

Our total mortgage portfolio declined 2.5% on an annualized basis in the first half of 2010 and was $2.2 trillion at June 30, 2010. Our total non-performing assets were approximately 5.9% and 5.2% of our total mortgage portfolio, excluding non-Freddie Mac securities, at June 30, 2010 and December 31, 2009, respectively, and our loan loss reserves totaled 34.1% of our non-performing loans, at both dates.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a segment are included in the All Other category.

4	Freddie Mac

Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the financial performance of each segment and the company as a whole. Table 2 presents Segment Earnings by segment and the All Other category and includes a reconciliation of Segment Earnings to net income (loss) attributable to Freddie Mac prepared in accordance with GAAP for the three and six months ended June 30, 2009. We restated Segment Earnings for the three and six months ended June 30, 2009 to reflect the revisions to our method of evaluating the performance of our reportable segments. We did not include in Segment Earnings adjustments related to our adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. We applied this change prospectively, consistent with our GAAP financial results. As a result, our Segment Earnings results for the three and six months ended June 30, 2010 are not directly comparable to the results for the three and six months ended June 30, 2009.

Table 2 — Summary of Segment Earnings(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Segment Earnings, net of taxes:
Investments	$(411)	$3,108	$(1,724)	$3,626
Single-family Guarantee	(4,505)	(4,494)	(10,101)	(14,785)
Multifamily	150	(12)	371	(4)
All Other	53	106	53	(461)
Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments(2)	—	2,452	—	3,003
Tax-related adjustments	—	(858)	—	(1,052)

Total reconciling items, net of taxes	—	1,594	—	1,951

Net income (loss) attributable to Freddie Mac	$(4,713)	$302	$(11,401)	$(9,673)

(1)	Beginning January 1, 2010, under our revised method, the sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac.
(2)	Consists primarily of amortization and valuation adjustments related to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

For more information on Segment Earnings, including the revised method we use to present Segment Earnings, see “CONSOLIDATED RESULTS OF OPERATIONS — Segment Earnings” and “NOTE 16: SEGMENT REPORTING.”

Mortgage Credit Risk

Mortgage and credit market conditions remained challenging in the second quarter of 2010. A number of factors make it difficult to predict when a sustained recovery in the mortgage and credit markets will occur, including, among others, uncertainty concerning the effect of current or future government actions in these markets. We estimate that home prices increased 2.6% nationwide during the first half of 2010, which includes a 3.4% increase in the second quarter of 2010, based on our own index of our single-family credit guarantee portfolio. We believe home prices in the first half of 2010 were positively impacted by seasonal factors as well as availability of the federal homebuyer tax credit. Our expectation for home prices, based on our own index, is that national average home prices will decline over the near term before any sustained turnaround in housing begins, due to, among other factors:

•	negative impact of seasonal slowdown of home purchases in the second half of the year;

•	our expectation for a continued increase in distressed sales, which include short sales and sales by financial institutions of their REO properties. We expect a continued increase in short sales, in part due to implementation of HAFA, which is intended to encourage these transactions. Our expectation of increasing distressed sales reflects, in part, the substantial backlog of delinquent loans accumulated by lenders over recent periods, due to various foreclosure suspensions, extended foreclosure timelines in certain states, servicer capacity constraints, and delays associated with the processing for HAMP. We expect many of these loans will transition to REO and be sold in the remainder of 2010 and 2011. This may have a dampening effect on prices as the market absorbs the additional supply of homes for sale;

•	the expiration of the federal homebuyer tax credit; and

•	the likelihood that unemployment rates will remain high.

Even if home prices do not decline in the near term as we expect, our credit losses will likely remain significantly above historical levels for the foreseeable future due to the substantial number of borrowers in our single-family credit

5	Freddie Mac

guarantee portfolio that owe more on their mortgage than their home is currently worth as well as the substantial backlog of delinquent loans discussed above.

Single-Family Credit Guarantee Portfolio

The following table provides certain credit statistics for our single-family credit guarantee portfolio, which consists of unsecuritized single-family mortgage loans held-for-investment and those underlying our issued single-family PCs and Structured Securities and other mortgage-related guarantees. The UPB of our single-family credit guarantee portfolio decreased 2%, from approximately $1.90 trillion at December 31, 2009 to $1.87 trillion at June 30, 2010.

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009

Delinquency rate(1)	3.96%	4.13%	3.98%	3.43%	2.89%
Non-performing assets (in millions)(2)	$117,986	$115,490	$103,350	$90,047	$75,224
Single-family loan loss reserve (in millions)(3)	$37,384	$35,969	$33,026	$30,160	$25,457
REO inventory (in units)	62,178	53,831	45,047	41,133	34,699

	For the Three Months Ended
	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009
	(in units, unless noted)

Delinquent loan additions(1)(4)	118,891	145,223	163,764	143,632	133,352
Loan modifications(5)	49,492	44,076	15,805	9,013	15,603
REO acquisitions	34,662	29,412	24,749	24,373	21,997
REO disposition severity ratio(6)	38.0%	39.0%	38.5%	39.2%	39.8%
Single-family credit losses (in millions)(7)	$3,851	$2,907	$2,498	$2,138	$1,906

(1)	See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information, including information about changes in our method of presenting delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are three monthly payments or more past due or in foreclosure and the net carrying value of our single-family REO assets.
(3)	Consists of the combination of: (a) our allowance for loan loss on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other mortgage-related financial guarantees, the latter of which is included within other liabilities on our consolidated balance sheets beginning January 1, 2010.
(4)	Excludes delinquent loans underlying our Structured Transactions.
(5)	Represents the number of completed modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, repayment plans, and loans in the trial period under HAMP.
(6)	Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of net sales proceeds from disposition of the properties. Excludes other related expenses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.
(7)	See endnote (3) of “Table 53 — Credit Loss Performance” for information on the composition of our credit losses.

As shown in the table above, although the number of delinquent loan additions (those borrowers who became three monthly payments or more past due or in foreclosure) declined in the second quarter of 2010, our single-family credit guarantee portfolio continued to experience a high level of delinquencies. The credit losses of our single-family credit guarantee portfolio continued to increase in the second quarter of 2010 due to several factors, including the following:

•	The prolonged housing and economic downturn continued to affect a broad group of borrowers and we believe that high unemployment rates are contributing to persistently high delinquency rates. The unemployment rate in the U.S. was 9.5% at both June 30, 2009 and June 30, 2010. We continued to experience an increase in the delinquency rate of single-family interest-only, Alt-A, and option ARM loans in the first half of 2010. Delinquency rates for 30-year fixed-rate amortizing loans, a more traditional mortgage product, remained the same at 4.0% at both June 30, 2010 and December 31, 2009.

•	Certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as 2006 and 2007 vintage loans, continue to be large contributors to our credit losses.

We believe the credit quality of the single-family loans we acquired in the first half of 2010 (excluding those refinance mortgages in the Home Affordable Refinance Program) is strong as compared to loans acquired from 2005 through 2008, as measured by original LTV ratios, FICO scores, and income documentation standards.

Multifamily Mortgage Portfolio

The following table provides certain credit statistics for our multifamily mortgage portfolio, which consists of loans held by us on our consolidated balance sheets as well as those underlying non-consolidated PCs, Structured Securities and other mortgage-related financial guarantees, but excluding those underlying Structured Transactions and

6	Freddie Mac

our guarantees of HFA bonds. The UPB of our multifamily mortgage portfolio decreased approximately 2%, from $98.2 billion at December 31, 2009 to $96.5 billion at June 30, 2010.

Table 4 — Credit Statistics, Multifamily Mortgage Portfolio

	As of
	6/30/2010	3/31/2010	12/31/2009	9/30/2009	6/30/2009

Delinquency rate(1) — non-credit-enhanced loans	0.10%	0.13%	0.07%	0.03%	0.05%
Delinquency rate(1) — credit-enhanced loans	1.66%	1.11%	1.13%	1.02%	0.91%
Delinquency rate(1) — total	0.28%	0.24%	0.19%	0.14%	0.15%
Non-performing assets, on balance sheet (in millions)(2)	$496	$419	$351	$274	$209
Non-performing assets, off-balance sheet (in millions)(2)	$227	$203	$218	$198	$154
Multifamily loan loss reserve (in millions)(3)	$935	$842	$831	$404	$330

(1)	Based on the UPB of mortgages two monthly payments or more past due. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information, including information about changes in our method of presenting delinquency rates. The delinquency rate for multifamily loans, including Structured Transactions, was 0.28% and 0.20% as of June 30, 2010 and December 31, 2009, respectively.
(2)	Consists of the UPB of loans that: (a) have undergone a TDR; (b) are three monthly payments or more past due; or (c) are deemed credit-impaired based on management’s judgment. Non-performing assets on balance sheet include the net carrying value of our multifamily REO assets.
(3)	Includes our reserve for guarantee losses that beginning January 1, 2010 is presented within other liabilities on our consolidated balance sheets.

National multifamily market indicators such as unemployment, effective rents, and vacancies have shown signs of modest improvement in 2010. However, certain markets continue to exhibit weak fundamentals, particularly in the Southeast and West regions, which could adversely affect delinquency rates and credit losses in future periods. Multifamily loans are generally repaid from the cash flows generated by the underlying property. Prolonged periods of high apartment vacancies and negative or flat effective rent growth will adversely impact a multifamily property’s net operating income and related cash flows, which can strain the borrower’s ability to make timely required loan payments and thereby potentially increase our delinquencies and credit losses. Delinquency rates have historically been a lagging indicator and, as a result, we may continue to experience increased delinquencies and credit losses as markets stabilize, reflecting the impact of an extended period of lower property cash flows.

The delinquency rates for loans in our multifamily mortgage portfolio are positively impacted to the extent we are successful in working with borrowers to modify their loans prior to their becoming delinquent or providing temporary relief through short term loan extensions. In the first half of 2010, we extended, modified or restructured twenty-five loans totaling $303 million in UPB, compared to nine loans with $36 million in UPB in the first half of 2009.

In certain cases, we receive credit enhancement on the multifamily loans we purchase or guarantee, in the form of supplemental collateral or allocation of first losses to holders of subordinate interests, which reduces our risk of credit loss. As of June 30, 2010, approximately two-thirds of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we believe will mitigate our expected losses on those loans.

Loss Mitigation

We continue to devote significant resources to assist our single-family seller/servicers complete loan modifications and support other outreach programs with the objectives of keeping more borrowers in their homes and reducing losses where possible. Our loss mitigation activities included the following:

•	We completed 153,574 and 68,877 single-family foreclosure alternatives during the first half of 2010 and 2009, respectively, including 22,117 and 7,914 short sales, respectively. This included 93,568 and 40,226 completed loan modifications during the first half of 2010 and 2009, respectively. We developed a substantial backlog of delinquent loans during 2009 due to various suspensions of foreclosure transfers and the implementation of HAMP. Foreclosure alternatives completed in the first half of 2010 represent approximately 31% of our single-family loans that were three monthly payments or more past due as of June 30, 2010.

•	Based on information provided by the MHA Program administrator, we assisted approximately 143,000 single-family borrowers through HAMP as of June 30, 2010, of whom approximately 62,000 had made their first payment under the trial period and 81,000 had completed modifications. FHFA reported that approximately 208,000 of our loans were in active trial periods or were modified under HAMP as of March 31, 2010. Unlike the MHA Program administrator’s data, FHFA’s HAMP information includes: (a) loans in the trial period regardless of the first payment date; and (b) modifications that are pending the borrower’s acceptance. While HAFA became effective on April 5, 2010, our version of the program did not become mandatory until August 1, 2010. We expect this program to increase the number of short sales completed during the second half of 2010.

Some of our loss mitigation activities create fluctuations in our single-family credit statistics. For example, loans that we report as delinquent before they enter the HAMP trial period remain as delinquent for purposes of our

7	Freddie Mac

delinquency reporting until the modifications become effective and the loans are removed from delinquent status. However, under many of our non-HAMP modifications, the borrower would return to a current payment status sooner, because many of these modifications do not have trial periods. Thus, the volume and timing of effective modifications impacts our reported single-family delinquency rate. We do not have sufficient empirical information to estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives. However, we believe our overall loss mitigation programs could reduce our ultimate credit losses over the long term.

Investments in Non-Agency Mortgage-Related Securities

Our investments in non-agency mortgage-related securities continue to be adversely affected by the ongoing weak housing and credit conditions, as reflected in poor underlying collateral performance, limited liquidity and large risk premiums in the non-agency mortgage market.

Our estimate of the present value of expected credit losses on our non-agency mortgage-related securities portfolio decreased from $10.9 billion to $9.9 billion during the three months ended June 30, 2010, due mainly to improved home prices and lower forward interest rates. However, as impairment is determined on an individual security basis, we recorded net impairment of available-for-sale securities recognized in earnings of approximately $428 million on non-agency mortgage-related securities during the three months ended June 30, 2010, as our estimate of the present value of expected credit losses on certain of these individual securities increased during the period.

The table below presents the gross unrealized losses, present value of expected credit losses, net impairment of available-for-sale securities recognized in earnings, and principal cash shortfalls for our non-agency mortgage-related securities. Additionally, the table shows delinquency rates and cumulative collateral loss for the loans backing our subprime first lien, option ARM, and Alt-A securities.

Table 5 — Non-Agency Mortgage-Related Securities and Certain Related Credit Statistics

	As of
	06/30/2010	03/31/2010	12/31/2009	09/30/2009	06/30/2009
	(dollars in millions)

Gross unrealized losses, pre-tax(1)	$31,264	$35,067	$41,526	$47,305	$56,172
Present value of expected credit losses	$9,885	$10,914	$10,805	$10,442	$9,570
Net impairment of available-for-sale securities recognized in earnings for the three months ended	$428	$510	$667	$1,187	$2,202
Principal cash shortfalls for the three months ended	$159	$69	$38	$28	$25
Delinquency rates:(2)
Non-agency mortgage-related securities backed by:
Subprime first lien	46%	49%	49%	46%	44%
Option ARM	45	46	45	42	40
Alt-A(3)	26	27	26	24	22
Cumulative collateral loss:(4)
Non-agency mortgage-related securities backed by:
Subprime first lien	16%	15%	13%	12%	10%
Option ARM	10	9	7	6	4
Alt-A(3)	5	5	4	3	3

(1)	Gross unrealized losses, pre-tax, represent the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(2)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(3)	Excludes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.
(4)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as a majority of the securities we hold include significant credit enhancements, particularly through subordination.

We held UPB of $94.1 billion of non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans as of June 30, 2010, compared to $100.7 billion as of December 31, 2009. This decrease is mainly due to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral representing a partial return of our investment in these securities.

Pre-tax unrealized losses on securities backed by subprime, option ARM, and Alt-A and other loans reflected in AOCI decreased to $28.0 billion at June 30, 2010. These unrealized losses declined $1.6 billion during the second quarter of 2010 reflecting fair value gains as these securities moved closer to maturity and a decline in market interest rates, partially offset by slightly widening credit spreads on non-agency mortgage-related securities, which we believe is due largely to increased investor concern resulting from the continued European economic crisis.

8	Freddie Mac

We continue to try to mitigate our losses as an investor in non-agency mortgage-related securities. However, the documents governing the securities trusts in which we have invested do not provide us with an active role in individual loan loss mitigation activities.

On July 12, 2010, FHFA, as Conservator of Freddie Mac and Fannie Mae, announced that it had issued subpoenas to various entities seeking loan files and other transaction documents related to non-agency mortgage-related securities in which the two enterprises invested. FHFA stated that the documents will enable it to determine whether issuers of these securities and others are liable to Freddie Mac and Fannie Mae for certain losses they have suffered on the securities. In its announcement, FHFA noted that, before and during conservatorship, Freddie Mac and Fannie Mae sought to assess and enforce their rights as investors in non-agency mortgage-related securities, in an effort to recoup losses suffered in connection with their portfolios. However, difficulty in obtaining the loan documents has presented a challenge to the companies’ efforts.

There is no assurance how the various entities will respond to the subpoenas, or to what extent the information sought will result in loss recoveries. As a result, the effectiveness of our loss mitigation efforts for these securities is uncertain and any potential recoveries may take significant time to realize.

Legislative and Regulatory Matters

On March 23, 2010, the Secretary of the Treasury stated in congressional testimony that, after reform, the GSEs will not exist in the same form. On April 22, 2010, Treasury and HUD published seven questions soliciting public comment on the future of the housing finance system, including Freddie Mac and Fannie Mae, and the overall role of the federal government in housing policy. The Chairman of the House Financial Services Committee has stated that he intends to begin work on GSE reform legislation in the fall of 2010.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law. The Dodd-Frank Act will significantly change the regulation of the financial services industry, including by creating new standards related to regulatory oversight of systemically important financial companies, derivatives, capital requirements, asset-backed securitization, mortgage underwriting, and consumer financial protection. The Act will directly affect the business and operations of Freddie Mac by subjecting us to new and additional regulatory oversight and standards, including with respect to our activities and products. We may also be affected by provisions of the Act and implementing regulations that affect the activities of banks, savings institutions, insurance companies, securities dealers, and other regulated entities that are our customers and counterparties.

At this time, it is difficult to assess fully the impact of the Dodd-Frank Act on Freddie Mac and the financial services industry. Implementation of the Act will be accomplished through numerous rulemakings. Therefore, it will take some time for the final effects of the legislation to emerge and be understood. The Dodd-Frank Act also mandates the preparation of studies of a wide range of issues, which could lead to additional legislation or regulatory changes.

The new Financial Stability Oversight Council, created by the Dodd-Frank Act to identify and address emerging risk throughout the financial system, will have the power to designate certain nonbank financial companies to be subject to supervision and regulation by the Federal Reserve. If Freddie Mac is designated by the Council to be a nonbank financial company subject to supervision by the Federal Reserve, the Federal Reserve will have authority to examine Freddie Mac and the company may be required to meet more stringent standards than those applicable to nonbank financial companies that do not present similar risks to U.S. financial stability. These standards may include risk-based capital requirements and leverage limits, liquidity requirements, overall risk management requirements, stress tests, resolution plan and credit exposure reporting requirements, concentration limits and additional capital requirements and quantitative limits related to proprietary trading activities.

The Dodd-Frank Act will have a significant impact on the derivatives market, including by subjecting swap dealers and certain other substantial users of swaps known as “major swap participants,” or MSPs, to extensive new oversight and regulations, including new capital, margin and business conduct standards, and position limits. If Freddie Mac is deemed to be an MSP, FHFA, in consultation with the SEC and the U.S. Commodity Futures Trading Commission, or CFTC, will be required to establish new rules with respect to our activities as an MSP regarding capital requirements and margin requirements for certain derivatives transactions. Even if we are not deemed an MSP, we could become subject to new CFTC rules related to clearing, trading, and reporting requirements for derivatives transactions.

The Dodd-Frank Act will create new standards and requirements related to asset-backed securities, including requiring securitizers and potentially originators to retain a portion of the underlying loans’ credit risk. The impact of this provision on the financial services industry, asset-backed securities markets, and Freddie Mac will be difficult to

9	Freddie Mac

determine until the regulations are promulgated. The regulatory provisions could weaken or remove incentives for financial institutions to sell mortgage loans to us, which could have an adverse effect on our business results and financial condition.

Under the Dodd-Frank Act, new minimum mortgage underwriting standards will be required for residential mortgages, including a requirement that lenders make a reasonable and good faith determination based on “verified and documented information” that the consumer has a “reasonable ability to repay” the mortgage. The Act requires regulators to establish a class of qualified loans that will receive certain protections from legal liability, such as the borrower’s right to rescind the loan and seek damages. Mortgage originators and assignees including Freddie Mac will be subject to increased legal risk for loans that do not meet these requirements.

Under the Dodd-Frank Act, federal regulators, including FHFA, are directed to promulgate regulations, to be applicable to financial institutions including Freddie Mac, that will prohibit incentive-based compensation structures that the regulators determine encourage inappropriate risks by providing excessive compensation or benefits or that could lead to material financial loss. It is possible that any such regulations will have an adverse effect on our ability to retain and recruit management and other valuable employees, as we may be at a competitive disadvantage as compared to other potential employers not subject to these or similar regulations.

The Dodd-Frank Act does not address the future of the GSEs. However, the Act states that it is the sense of Congress that reform efforts related to residential mortgage credit and the practices related to such credit would be incomplete without enactment of meaningful structural reforms of Freddie Mac and Fannie Mae. In addition, the Act requires the Secretary of the Treasury to conduct a study and develop recommendations regarding the options for ending the conservatorship. The Secretary’s report and recommendations are required to be submitted to Congress not later than January 31, 2011.

For more information, see “RISK FACTORS — The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results.”

Energy Loan Tax Assessment Programs

A number of states have enacted laws allowing localities to create energy loan assessment programs for the purpose of financing energy efficient home improvements. These programs are typically denominated as Property Assessed Clean Energy, or PACE, programs. While the specific terms may vary, these laws generally treat the new energy assessments like property tax assessments, which generally creates a new lien to secure the assessment that is senior to any existing first mortgage lien. These laws could have a negative impact on Freddie Mac’s credit losses, to the extent large numbers of borrowers obtain this type of financing.

On July 6, 2010, FHFA announced that it had determined that certain of these programs present significant safety and soundness concerns that must be addressed by the GSEs. The FHFA statement indicates that letters sent by Freddie Mac and Fannie Mae on May 5, 2010 alerting their seller-servicers that PACE programs with first liens run contrary to the Fannie Mae-Freddie Mac uniform mortgage document remain in effect. In addition, FHFA announced that it is directing Freddie Mac and Fannie Mae to undertake the following prudential actions:

•	For any homeowner who obtained a PACE or PACE-like loan with a first priority lien before July 6, 2010, FHFA has directed Freddie Mac and Fannie Mae to waive their uniform mortgage document prohibitions against such senior liens.

•	In addressing PACE programs with first liens, Freddie Mac and Fannie Mae should undertake actions that protect their safe and sound operations.

The statement issued by FHFA indicates that it does not affect our normal underwriting programs or our dealings with PACE programs that do not have a senior lien priority. Also, this directive does not affect our underwriting related to traditional tax liens. We are unable to estimate the amount of loans that may have a PACE lien prior to July 6, 2010 in our single-family credit guarantee portfolio since these loans are not identified as such and borrowers may have obtained such a loan subsequent to our purchase of the first lien mortgage. Beginning July 6, 2010, our seller/servicers represent that there are no PACE liens at origination on single-family loans sold to us.

We are subject to lawsuits relating to PACE programs in California. See “NOTE 20 — LEGAL CONTINGENCIES.” Legislation has been introduced in the Senate and the House of Representatives that would require Freddie Mac and Fannie Mae to adopt standards that support PACE programs.

Proposed Rule on Conservatorship and Receivership Operations

On July 9, 2010, FHFA published in the Federal Register a proposed rule to codify certain terms of conservatorship and receivership operations for Fannie Mae, Freddie Mac and the FHLBs. FHFA noted that among the key issues addressed in the proposed rule are the status and priority of claims and the relationships among various

10	Freddie Mac

classes of creditors and equity-holders under conservatorships or receiverships. The Acting Director of FHFA stated that publication of this rule for comment has no impact on the current conservatorship operations and is not a reflection of the condition of Freddie Mac, Fannie Mae or the FHLBs.

Affordable Housing Goals

In March 2010, we reported to FHFA that we did not meet the 2009 underserved areas housing goal, special affordable housing goal, underserved areas home purchase subgoal and multifamily special affordable target. In June 2010, FHFA notified us that it had determined that we failed to achieve these goals. FHFA determined that achievement of the underserved areas housing goal and multifamily special affordable target was infeasible, but that achievement of the special affordable housing goal and underserved areas home purchase subgoal was feasible. FHFA also notified us of its determination that we will not be required to submit a housing plan with regard to any such goals.

Our housing goals and results for 2009 are set forth below:

Table 6 — Affordable Housing Goals and Reported Results for 2009(1)

	Year Ended December 31, 2009
Housing Goals and Actual Results	Goal	Result

Low- and moderate-income goal	43%	44.7%
Underserved areas goal(2)	32	26.8
Special affordable goal	18	17.8
Multifamily special affordable volume target (in billions)(2)	$4.60	$3.69

	Year Ended December 31, 2009
Home Purchase Subgoals and Actual Results	Goal	Result

Low- and moderate-income subgoal	40%	48.4%
Underserved areas subgoal	30	27.9
Special affordable subgoal	14	20.6

(1)	An individual mortgage may qualify for more than one of the goals or subgoals. Each of the goal and subgoal percentages and each of our percentage results is determined independently and cannot be aggregated to determine a percentage of total purchases that qualifies for these goals or subgoals.
(2)	These goals were determined to be infeasible.

The Reform Act establishes a duty for Freddie Mac and Fannie Mae to serve three underserved markets (manufactured housing, affordable housing preservation and rural areas) by developing loan products and flexible underwriting guidelines to facilitate a secondary market for mortgages for very low-, low- and moderate-income families in those markets. Effective for 2010, FHFA is required to establish a manner for annually: (1) evaluating whether and to what extent Freddie Mac and Fannie Mae have complied with the duty to serve underserved markets; and (2) rating the extent of compliance. On June 7, 2010, FHFA published in the Federal Register a proposed rule regarding the duty of Freddie Mac and Fannie Mae to serve the underserved markets. Comments were due on July 22, 2010. We provided comments on the proposed rule to FHFA, but we cannot predict the contents of any final rule that FHFA may release, or the impact that the final rule will have on our business or operations.

11	Freddie Mac

SELECTED FINANCIAL DATA(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009(2)	2010	2009(2)
	(dollars in millions, except share related amounts)

Statements of Operations Data
Net interest income	$4,136	$4,255	$8,261	$8,114
Provision for credit losses	(5,029)	(5,665)	(10,425)	(14,580)
Non-interest income (loss)	(3,627)	3,215	(8,481)	127
Non-interest expense	(479)	(1,688)	(1,146)	(4,456)
Net income (loss) attributable to Freddie Mac	(4,713)	302	(11,401)	(9,673)
Net loss attributable to common stockholders	(6,009)	(840)	(13,989)	(11,193)
Total comprehensive income (loss) attributable to Freddie Mac	(430)	3,721	(2,310)	(2,200)
Per common share data:
Loss:
Basic	(1.85)	(0.26)	(4.30)	(3.44)
Diluted	(1.85)	(0.26)	(4.30)	(3.44)
Cash common dividends	—	—	—	—
Weighted average common shares outstanding (in thousands):(3)
Basic	3,249,198	3,253,716	3,250,241	3,254,815
Diluted	3,249,198	3,253,716	3,250,241	3,254,815

			June 30,	December 31,
			2010	2009
			(dollars in millions)

Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowance for loan losses)			$1,716,026	$—
All other assets			627,550	841,784
Debt securities of consolidated trusts held by third parties			1,541,914	—
Other debt			784,431	780,604
All other liabilities			18,969	56,808
Total Freddie Mac stockholders’ equity (deficit)			(1,738)	4,278
Portfolio Balances(4)
Mortgage-related investments portfolio			739,509	755,272
Total PCs and Structured Securities(5)			1,770,757	1,854,813
Non-performing assets(6)			118,709	103,919

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009(2)	2010	2009(2)

Ratios(7)
Return on average assets(8)	(0.8)%	0.1%	(1.0)%	(2.2)%
Non-performing assets ratio(9)	5.9	3.8	5.9	3.8
Equity to assets ratio(10)	(0.3)	0.1	0.1	(1.3)
Preferred stock to core capital ratio(11)	N/A	N/A	N/A	N/A

(1)	See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for information regarding accounting changes impacting the current period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2009 Annual Report for information regarding accounting changes impacting previously reported results.
(2)	See “QUARTERLY SELECTED FINANCIAL DATA” in our 2009 Annual Report for an explanation of the changes in the Statements of Operations Data for the three and six months ended June 30, 2009.
(3)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share for both the three and six months ended June 30, 2010 and 2009, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(4)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(5)	For 2009, includes PCs and Structured Securities that we held for investment. See “Table 13 — Segment Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, Structured Securities and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on UPB.
(6)	See “Table 51 — Non-Performing Assets” for a description of our non-performing assets.
(7)	The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value), is less than zero for all periods presented. The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(8)	Ratio computed as annualized net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets. To calculate the simple average for the six months ended June 30, 2010, the beginning balance of total assets is based on the January 1, 2010 total assets included in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet” so that both the beginning and ending balances of total assets reflect the changes in accounting principles.
(9)	Ratio computed as non-performing assets divided by the total mortgage portfolio, excluding non-Freddie Mac securities.
(10)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets.
(11)	Ratio computed as preferred stock (excluding senior preferred stock), at redemption value divided by core capital. Senior preferred stock does not meet the statutory definition of core capital. Ratio is not computed for periods in which core capital is less than zero. See “NOTE 17: REGULATORY CAPITAL” for more information regarding core capital.

12	Freddie Mac

CONSOLIDATED RESULTS OF OPERATIONS

The following discussion of our consolidated results of operations should be read in conjunction with our consolidated financial statements including the accompanying notes. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” for more information concerning our more significant accounting policies and estimates applied in determining our reported results of operations.

Change in Accounting Principles

As discussed in “EXECUTIVE SUMMARY,” our adoption of two new accounting standards that amended the guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010.

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which includes changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our nonaccrual policy to delinquent mortgage loans consolidated as of January 1, 2010.

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” “NOTE 4: VARIABLE INTEREST ENTITIES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information regarding these changes.

As these changes in accounting principles were applied prospectively, our results of operations for the three and six months ended June 30, 2010 (on both a GAAP and Segment Earnings basis), which reflect the consolidation of trusts that issue our single-family PCs and certain Structured Transactions, are not directly comparable with the results of operations for the three and six months ended June 30, 2009, which reflect the accounting policies in effect during that time (i.e., when the majority of the securitization entities were accounted for off-balance sheet).

13	Freddie Mac

Consolidated Statements of Operations — GAAP Results

Table 7 summarizes the GAAP Consolidated Statements of Operations.

Table 7 — Summary Consolidated Statements of Operations — GAAP Results(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Net interest income	$4,136	$4,255	$8,261	$8,114
Provision for credit losses	(5,029)	(5,665)	(10,425)	(14,580)

Net interest income (loss) after provision for credit losses	(893)	(1,410)	(2,164)	(6,466)
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	4	—	(94)	—
Gains (losses) on retirement of other debt	(141)	(156)	(179)	(260)
Gains (losses) on debt recorded at fair value	544	(797)	891	(330)
Derivative gains (losses)	(3,838)	2,361	(8,523)	2,542
Impairment of available-for-sale securities(2):
Total other-than-temporary impairment of available-for-sale securities	(114)	(10,473)	(531)	(17,603)
Portion of other-than-temporary impairment recognized in AOCI	(314)	8,260	(407)	8,260

Net impairment of available-for-sale securities recognized in earnings	(428)	(2,213)	(938)	(9,343)
Other gains (losses) on investment securities recognized in earnings	(257)	827	(673)	3,009
Other income	489	3,193	1,035	4,509

Total non-interest income (loss)	(3,627)	3,215	(8,481)	127

Non-interest expense:
Administrative expenses	(387)	(383)	(782)	(755)
REO operations income (expense)	40	(9)	(119)	(315)
Other expenses	(132)	(1,296)	(245)	(3,386)

Total non-interest expense	(479)	(1,688)	(1,146)	(4,456)

Income (loss) before income tax benefit	(4,999)	117	(11,791)	(10,795)
Income tax benefit	286	184	389	1,121

Net income (loss)	$(4,713)	$301	$(11,402)	$(9,674)
Less: Net loss attributable to noncontrolling interest	—	1	1	1

Net income (loss) attributable to Freddie Mac	$(4,713)	$302	$(11,401)	$(9,673)

(1)	See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for information regarding accounting changes impacting the current period.
(2)	We adopted an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2009 Annual Report for additional information regarding the impact of this amendment.

Net Interest Income

Table 8 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

14	Freddie Mac

Table 8 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$37,391	$18	0.19%	$57,401	$62	0.42%
Federal funds sold and securities purchased under agreements to resell	37,238	16	0.18	29,542	13	0.17
Mortgage-related securities:
Mortgage-related securities(3)	540,380	6,432	4.76	702,693	8,235	4.69
Extinguishment of PCs held by Freddie Mac	(220,350)	(2,913)	(5.29)	—	—	—

Total mortgage-related securities, net	320,030	3,519	4.40	702,693	8,235	4.69

Non-mortgage-related securities(3)	32,571	55	0.67	16,594	288	6.96
Mortgage loans held by consolidated trusts(4)	1,727,823	22,114	5.12	—	—	—
Unsecuritized mortgage loans(4)	213,704	2,179	4.08	127,863	1,721	5.38

Total interest-earning assets	$2,368,757	$27,901	4.71	$934,093	$10,319	4.42

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,739,519	$(21,961)	(5.05)	$—	$—	—
Extinguishment of PCs held by Freddie Mac	(220,350)	2,913	5.29	—	—	—

Total debt securities of consolidated trusts held by third parties	1,519,169	(19,048)	(5.02)	—	—	—
Other debt:
Short-term debt	226,624	(137)	(0.24)	293,475	(571)	(0.77)
Long-term debt(5)	561,353	(4,331)	(3.08)	582,998	(5,211)	(3.57)

Total other debt	787,977	(4,468)	(2.27)	876,473	(5,782)	(2.63)

Total interest-bearing liabilities	2,307,146	(23,516)	(4.08)	876,473	(5,782)	(2.63)
Income (expense) related to derivatives(6)	—	(249)	(0.04)	—	(282)	(0.13)
Impact of net non-interest-bearing funding	61,611	—	0.11	57,620	—	0.17

Total funding of interest-earning assets	$2,368,757	$(23,765)	(4.01)	$934,093	$(6,064)	(2.59)

Net interest income/yield		$4,136	0.70		$4,255	1.83

	Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
			(dollars in millions)

Interest-earning assets:
Cash and cash equivalents	$48,805	$35	0.14%	$53,666	$138	0.51%
Federal funds sold and securities purchased under agreements to resell	44,441	32	0.14	31,574	31	0.20
Mortgage-related securities:
Mortgage-related securities(3)	566,946	13,711	4.84	700,578	16,995	4.85
Extinguishment of PCs held by Freddie Mac	(238,651)	(6,354)	(5.32)	—	—	—

Total mortgage-related securities, net	328,295	7,357	4.48	700,578	16,995	4.85

Non-mortgage-related securities(3)	26,380	116	0.88	13,896	499	7.19
Mortgage loans held by consolidated trusts(4)	1,757,329	44,846	5.10	—	—	—
Unsecuritized mortgage loans(4)	187,196	4,140	4.42	123,209	3,301	5.36

Total interest-earning assets	$2,392,446	$56,526	4.73	$922,923	$20,964	4.54

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,770,522	$(45,045)	(5.09)	$—	$—	—
Extinguishment of PCs held by Freddie Mac	(238,651)	6,354	5.32	—	—	—

Total debt securities of consolidated trusts held by third parties	1,531,871	(38,691)	(5.05)	—	—	—
Other debt:
Short-term debt	234,781	(278)	(0.24)	328,020	(1,693)	(1.03)
Long-term debt(5)	559,130	(8,789)	(3.14)	552,075	(10,575)	(3.83)

Total other debt	793,911	(9,067)	(2.28)	880,095	(12,268)	(2.79)

Total interest-bearing liabilities	2,325,782	(47,758)	(4.11)	880,095	(12,268)	(2.79)
Income (expense) related to derivatives(6)	—	(507)	(0.04)	—	(582)	(0.13)
Impact of net non-interest-bearing funding	66,664	—	0.11	42,828	—	0.14

Total funding of interest-earning assets	$2,392,446	$(48,265)	(4.04)	$922,923	$(12,850)	(2.78)

Net interest income/yield		$8,261	0.69		$8,114	1.76

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities, we calculate average balances based on their amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings expected to be recovered.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

15	Freddie Mac

Our adoption of the change to the accounting standards for consolidation, as discussed above, had the following impact on net interest income and net interest yield for the three and six months ended June 30, 2010, and will have similar effects on those items in future periods:

•	we now include in net interest income both: (a) the interest income earned on the assets held in our consolidated single-family trusts, comprised primarily of mortgage loans, restricted cash and cash equivalents and investments in securities purchased under agreements to resell (the average balance of such assets was $1.7 trillion and $1.8 trillion for the three and six months ended June 30, 2010, respectively); and (b) the interest expense related to the debt in the form of PCs and Structured Transactions issued by these trusts that are held by third parties (the average balance of such debt was $1.5 trillion for both the three and six months ended June 30, 2010). Prior to January 1, 2010, we reflected the earnings impact of these securitization activities as management and guarantee income, recorded within non-interest income on our consolidated statements of operations, and as interest income on single-family PCs and on certain Structured Transactions held for investment; and

•	we now reverse interest income recognized in prior periods on non-performing loans, where the collection of principal and interest is not reasonably assured, and do not recognize any further interest income associated with these loans upon their placement on nonaccrual status except when cash payments are received. Interest income that we did not recognize, which we refer to as foregone interest income, and reversals of previously recognized interest income related to non-performing loans was $1.3 billion and $2.4 billion during the three and six months ended June 30, 2010, respectively, compared to $69 million and $158 million for the three and six months ended June 30, 2009, respectively. The increase in foregone interest income and the reversal of interest income reduced our net interest yield for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009. Prior to consolidation of these trusts, the foregone interest income on non-performing loans of the trusts did not reduce net interest income or net interest yield, since it was accounted for through a charge to provision for credit losses.

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

Net interest income decreased by $119 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due mainly to lower mortgage-related securities balances and larger amounts of non-performing loans, partially offset by lower funding costs and the inclusion of amounts previously classified as management and guarantee income. Net interest income increased by $147 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due mainly to lower funding costs and the inclusion of amounts previously classified as management and guarantee income, partially offset by lower mortgage-related securities balances and larger amounts of non-performing loans. Net interest yield declined substantially during the 2010 periods because the net interest yield of our consolidated single-family trusts was lower than the net interest yield of PCs previously included in net interest income and our balance of non-performing mortgage loans increased.

During the three and six months ended June 30, 2010, spreads on our debt and our access to the debt markets remained favorable. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Provision for Credit Losses

We maintain loan loss reserves at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Increases in our loan loss reserves are reflected in earnings as the provision for credit losses.

Our loan loss reserves reflect our best estimate of defaults we believe are likely as a result of loss events that have occurred through June 30, 2010. The ongoing weakness in the national housing market, the uncertainty in other macroeconomic factors, such as trends in unemployment rates, and the uncertainty of the effect of government actions to address the economic and housing crisis, make forecasting default rates and severity of resulting losses inherently imprecise. For more information regarding how we derive our estimate for the provision for credit losses, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2009 Annual Report.

Our loan loss reserves also reflect: (a) the projected recoveries of losses through credit enhancements; (b) the projected impact of strategic loss mitigation initiatives (such as our efforts under the MHA Program), including an expected higher volume of loan modifications; and (c) the projected recoveries through repurchases by seller/servicers of defaulted loans. An inability to realize the projected benefits of our loss mitigation plans, a lower than projected realized rate of seller/servicer repurchases or default rates that exceed our current projections would cause our losses to be higher than those currently estimated.

As discussed in “Net Interest Income,” our provision for credit losses was positively impacted by the changes in accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010 since we no

16	Freddie Mac

longer account for foregone interest income on non-performing loans within our provision for credit losses. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

The provision for credit losses was $5.0 billion and $5.7 billion for the second quarters of 2010 and 2009, respectively, and was $10.4 billion in the first half of 2010 compared to $14.6 billion in the first half of 2009. During the 2010 periods, we experienced slower increases in the rate of growth in the balance of our non-performing loans than in the 2009 periods. Loss severity rates were relatively stable in the first half of 2010 and improved slightly in the second quarter of 2010 while severity rates worsened in both the second quarter and first half of 2009. These factors moderated the increase in our loan loss reserves and consequently, our provision for credit losses during the three and six months ended June 30, 2010 was less than that recognized during the 2009 periods.

During the second quarter of 2010, we identified a backlog related to the processing of certain foreclosure alternatives reported to us by our servicers, principally loan modifications and short sales. This backlog was the result of a significant increase in the volume of foreclosure alternatives executed by servicers beginning in 2009, which placed pressure on our existing loan processing capabilities. Our loan accounting processing activities and our loan loss reserving process are dependent on accurate loan data from our loan reporting systems. Our foreclosure alternative operational processes rely on manual reviews and approvals prior to modifying the corresponding loan data within our loan reporting systems. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. Prior to the second quarter of 2010, while we modified our loan loss reserving processes to consider potential processing lags in foreclosure alternatives data, we failed to fully adjust for the impacts of the resulting erroneous loan data on our financial statements. The resulting error impacts our provision for credit losses, allowance for loan losses, and provision for income taxes and affects our previously reported financial statements for the interim period ended March 31, 2010 and the interim 2009 periods and full year ended December 31, 2009. Based upon our evaluation of all relevant quantitative and qualitative factors related to this error, we concluded that this error is not material to our previously issued consolidated financial statements for any of the periods affected and is not material to our estimated earnings for the full year ending December 31, 2010 or to the trend of earnings. As a result, in accordance with the accounting standard related to accounting changes and correction of errors, we have recorded the cumulative effect of this error as a correction in the second quarter of 2010 as an increase to our provision for credit losses. The pre-tax cumulative effect on our provision for credit losses of this error corrected in the second quarter of 2010 was $1.3 billion, of which $1.0 billion related to the year ended December 31, 2009. We are taking corrective actions to improve our processing of and accounting for foreclosure alternatives by: (a) expanding our foreclosure alternative processing capabilities to be more responsive to changes in volumes; and (b) enhancing our controls related to data inputs used in our accounting for credit losses. For additional information, see “CONTROLS AND PROCEDURES — Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2010.”

Our charge-offs, net of recoveries, increased to $3.9 billion in the second quarter of 2010, compared to $1.9 billion in the second quarter of 2009, primarily due to an increase in the volume of foreclosure transfers, short sales, and other foreclosure alternatives associated with single-family loans. Charge-offs, net of recoveries were $6.7 billion in the first half of 2010 compared to $2.9 billion in the first half of 2009. We recognized $1.1 billion and $3.7 billion of provision for credit losses above the level of our charge-offs, net during the three and six months ended June 30, 2010, respectively, primarily as a result of:

•	an increase in the number of single-family loans subject to individual impairment resulting from an increase in the number of TDRs during the first half of 2010. Impairment analysis for TDRs requires giving recognition to the present value of the concession granted to the borrower, which generally resulted in an increase in our allowance for loan losses. We expect a continued increase in the number of loan modifications that qualify as a TDR since the majority of our modifications in 2010 are anticipated to include a significant reduction in the contractual interest rate; and

•	a continued increase in non-performing loans and foreclosures reflecting the combination of the decline in home values that began in 2006 and persistently high rates of unemployment and delinquencies. Single-family non-performing loans were $111.8 billion and $98.7 billion, and multifamily non-performing loans were $653 million and $538 million as of June 30, 2010 and December 31, 2009, respectively. Although still increasing, the rate of growth in the balance of non-performing loans slowed during the first half of 2010.

The level of our provision for credit losses in the remainder of 2010 will depend on a number of factors, including the actual level of mortgage defaults, the impact of the MHA Program and our other loss mitigation efforts, changes in property values, regional economic conditions, including unemployment rates, third-party mortgage insurance coverage

17	Freddie Mac

and recoveries, and the realized rate of seller/servicer repurchases. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for additional information on seller/servicer repurchase obligations.

Certain multifamily markets in the Southeast and West regions exhibited weaker than average fundamentals and operating performance in the first half of 2010, which increases our risk of future losses related to properties in these areas. The amount of multifamily loans identified as impaired, where we estimate a specific reserve, increased in both the three and six months ended June 30, 2010, compared to the 2009 periods. As a result, the amount of our loan loss reserve associated with multifamily loans increased to $935 million as of June 30, 2010 from $831 million as of December 31, 2009.

See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” and “Table 4 — Credit Statistics, Multifamily Mortgage Portfolio” for quarterly trends in our mortgage loan credit statistics.

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

Subsequent to January 1, 2010, due to the change in accounting for consolidation of VIEs, when we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to redeem the debt security differs from its carrying value adjusted for any related purchase commitments accounted for as derivatives. For the three and six months ended June 30, 2010, we extinguished debt securities of consolidated trusts with a UPB of $0.9 billion and $5.3 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount), and our gains (losses) on extinguishment of these debt securities of consolidated trusts were $4 million and $(94) million, respectively. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $(141) million and $(179) million during the three and six months ended June 30, 2010, respectively, compared to $(156) million and $(260) million during the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, we recognized fewer losses on debt retirement compared to the three and six months ended June 30, 2009 due to gains on debt repurchases, declines in write-offs of concession fees, and declines in write-offs of basis adjustments related to previously discontinued hedging relationships.

Derivative Gains (Losses)

Table 9 presents derivative gains (losses) reported in our consolidated statements of operations. See “NOTE 11: DERIVATIVES — Table 11.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of operations. At June 30, 2010 and December 31, 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. The deferred amounts in AOCI related to closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. Although derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because not all of the assets and liabilities being hedged are recorded at fair value with changes reported in net income.

18	Freddie Mac

Table 9 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments under the	June 30,		June 30,
accounting standards for derivatives and hedging	2010	2009	2010	2009
	(in millions)

Interest-rate swaps	$(7,938)	$8,158	$(10,272)	$13,248
Option-based derivatives(1)	5,864	(5,424)	5,282	(8,611)
Other derivatives(2)	(553)	474	(973)	(513)
Accrual of periodic settlements(3)	(1,211)	(847)	(2,560)	(1,582)

Total	$(3,838)	$2,361	$(8,523)	$2,542

(1)	Includes put swaptions, call swaptions, purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options. The three and six months ended June 30, 2009 also included purchased put options on agency mortgage-related securities.
(2)	Other derivatives include futures, foreign currency swaps, commitments, credit derivatives, and swap guarantee derivatives. Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars. Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives are principally driven by changes in: (a) swap interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

During the three and six months ended June 30, 2010, the yield curve flattened, with declining longer-term swap interest rates, resulting in a loss on derivatives of $3.8 billion and $8.5 billion, respectively. Also contributing to these losses was a decline in implied volatility on our options portfolio during the six months ended June 30, 2010. Specifically, for the three and six months ended June 30, 2010, the decrease in longer-term swap interest rates resulted in fair value losses on our pay-fixed swaps of $18.6 billion and $23.4 billion, respectively, partially offset by fair value gains on our receive-fixed swaps of $10.7 billion and $13.0 billion, respectively. We recognized fair value gains for the three and six months ended June 30, 2010 of $5.9 billion and $5.3 billion, respectively, on our option-based derivatives, resulting from gains on our purchased call swaptions primarily due to the declines in forward interest rates during these periods.

During the three months ended June 30, 2009, longer-term swap interest rates and implied volatility both increased, resulting in a gain on derivatives of $2.4 billion. During the period, the increasing swap interest rates resulted in fair value gains on our pay-fixed swaps of $18.5 billion, partially offset by losses on our receive-fixed swaps of $10.3 billion. The $5.4 billion decrease in fair value of option-based derivatives resulted from losses on our purchased call swaptions where increases in longer-term swap interest rates more than offset the increase in implied volatility.

During the six months ended June 30, 2009, longer-term swap interest rates increased, resulting in a gain on derivatives of $2.5 billion. During the period, the increasing swap interest rates resulted in fair value gains on our pay-fixed swaps, partially offset by losses on our receive-fixed swaps. The $8.6 billion decrease in fair value of option-based derivatives resulted from losses on our purchased call swaptions where increases in longer-term swap interest rates more than offset the increase in implied volatility.

Investment Securities-Related Activities

Since January 1, 2010, as a result of our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, we no longer account for the single-family PCs and certain Structured Transactions we hold as investments in securities. Instead, we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts. Our adoption of these amendments resulted in a decrease in our investments in securities of $286.5 billion on January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

Impairments of Available-for-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings of $428 million and $938 million during the three and six months ended June 30, 2010, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities” and “NOTE 7: INVESTMENTS IN SECURITIES” for information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the three and six months ended June 30, 2010 and 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

19	Freddie Mac

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consists of gains (losses) on trading securities. We recognized $(277) million and $(694) million related to gains (losses) on trading securities during the three and six months ended June 30, 2010, respectively, compared to $622 million and $2.8 billion during the three and six months ended June 30, 2009, respectively.

The fair value of our securities classified as trading was approximately $66.6 billion at June 30, 2010 compared to approximately $250.7 billion at June 30, 2009. The decline in fair value was primarily due to our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010 together with minimal purchase activity during the first half of 2010 thus changing the mix of our securities classified as trading to a larger percentage of interest-only securities. The net gains on trading securities during the three and six months ended June 30, 2009 related primarily to tightening OAS levels. In addition, during the three and six months ended June 30, 2009, we sold agency securities classified as trading with UPB of approximately $51 billion and $87 billion, respectively, which generated realized gains of $0.2 billion and $1.3 billion, respectively.

Other Income

Table 10 summarizes the significant components of other income.

Table 10 — Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Other income (losses):
Management and guarantee income	$37	$710	$72	$1,490
Gains (losses) on guarantee asset	(13)	1,817	(25)	1,661
Income on guarantee obligation	36	961	72	1,871
Gains (losses) on sale of mortgage loans	121	143	216	294
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans	—	(102)	—	(231)
Gains (losses) on mortgage loans elected at fair value	5	(71)	26	(89)
Recoveries on loans impaired upon purchase	227	70	396	120
Low-income housing tax credit partnerships	—	(167)	—	(273)
Trust management income (expense)	—	(238)	—	(445)
All other	76	70	278	111

Total other income	$489	$3,193	$1,035	$4,509

Other income includes items associated with our guarantee business activities of non-consolidated trusts, including management and guarantee income, gains (losses) on guarantee asset, income on guarantee obligation, and trust management income (expense). Upon consolidation of our single-family PC trusts and certain Structured Transactions, guarantee-related items no longer have a material impact on our results and are therefore included in other income on our consolidated statements of operations. The management and guarantee income recognized during the first half of 2010 was earned from our non-consolidated securitization trusts and other mortgage credit guarantees which had an aggregate UPB of $40.8 billion as of June 30, 2010 compared to $1.9 trillion as of June 30, 2009. For additional information on the impact of consolidation of our single-family PC trusts and certain Structured Transactions, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS.”

Lower-of-Cost-or-Fair-Value Adjustments on Held-for-Sale Mortgage Loans

During the three months ended June 30, 2010 and 2009, we recognized lower-of-cost-or-fair-value adjustments of $0 million and $(102) million, respectively. During the six months ended June 30, 2010 and 2009, we recognized lower-of-cost-or-fair-value adjustments of $0 million and $(231) million, respectively. Due to the change in consolidation accounting for VIEs, which we adopted on January 1, 2010, all single-family mortgage loans on our balance sheet were reclassified as held-for-investment. Consequently, beginning in 2010, we no longer record lower-of-cost-or-fair-value adjustments on single-family mortgage loans.

Recoveries on Loans Impaired Upon Purchase

During the three months ended June 30, 2010 and 2009, we recognized recoveries on loans impaired upon purchase of $227 million and $70 million, respectively, and in the first half of 2010 and 2009 our recoveries were $396 million and $120 million, respectively. Our recoveries on loans impaired upon purchase increased in the 2010 periods due to a higher volume of short sales and foreclosure transfers, combined with improvements in home prices in many geographical areas during the first half of 2010, as compared to the first half of 2009. Our recoveries on these loans may be volatile in the short-term due to the effects of changes in home prices, among other factors. We expect

20	Freddie Mac

our recoveries to remain higher in the remainder of 2010, as compared to 2009, due to higher expected volumes of foreclosures in 2010.

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

Non-Interest Expense

Table 11 summarizes the components of non-interest expense.

Table 11 — Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Administrative expenses:
Salaries and employee benefits	$230	$221	$464	$428
Professional services	50	64	121	124
Occupancy expense	15	15	31	33
Other administrative expenses	92	83	166	170

Total administrative expenses	387	383	782	755
REO operations (income) expense	(40)	9	119	315
Other expenses	132	1,296	245	3,386

Total non-interest expense	$479	$1,688	$1,146	$4,456

Administrative Expenses

Administrative expenses increased for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009, in part due to an increase in the number of full-time employees and to a lesser extent, increased employee compensation.

REO Operations (Income) Expense

The table below presents the components of our REO operations (income) expense.

Table 12 — REO Operations (Income) Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in millions)

Single-family:
REO property expenses(1)	$258	$160	$499	$276
Disposition (gains) losses(2)	(45)	304	(41)	610
Change in holding period allowance(3)	(80)	(283)	(10)	(251)
Recoveries(4)	(174)	(180)	(333)	(328)

Total single-family REO operations (income) expense	(41)	1	115	307
Multifamily REO operations (income) expense	1	8	4	8

Total REO operations (income) expense	$(40)	$9	$119	$315

REO inventory (in properties), at June 30:
Single-family	62,178	34,699	62,178	34,699
Multifamily	12	7	12	7

Total	62,190	34,706	62,190	34,706

REO property dispositions (in properties)	26,316	16,443	48,285	30,627

(1)	Consists of costs incurred to maintain or protect a property after foreclosure acquisition, such as legal fees, insurance, taxes, cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer. Excludes holding period writedowns while in REO inventory.
(3)	Includes both the increase (decrease) in the holding period allowance for properties that remain in inventory at the end of the period as well as any reductions associated with dispositions during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations (income) expense improved to $(40) million for the second quarter of 2010 from $9 million during the second quarter of 2009 and was $119 million and $315 million for the first half of 2010 and 2009, respectively. We recorded net disposition gains during the 2010 periods as compared to net disposition losses during the 2009 periods due to the relative stabilization in national home prices in 2010 that included slight improvements in many geographic areas. Disposition gains resulted from net proceeds on property sales that were in excess of estimated

21	Freddie Mac

fair values at acquisition. Improvements in disposition results were partially offset by higher REO property expenses in the 2010 periods as compared to the 2009 periods due to increased property inventory. We recorded reductions in our holding period allowance in both the 2010 and 2009 periods due to the relative stabilization in national home prices. We expect REO property expenses to increase for the remainder of 2010, and our REO property inventory will likely continue to grow.

Other Expenses

During 2009, other expenses include large losses on loans purchased. Our losses on loans purchased were $3 million and $1.2 billion for the three months ended June 30, 2010 and 2009, respectively, and $20 million and $3.2 billion for the six months ended June 30, 2010 and 2009, respectively. We record losses on loans purchased when the acquisition basis of a loan purchased from our non-consolidated securitization trusts exceeds the estimated fair value of the loan on the date of purchase. When a loan underlying our PCs is modified, we generally exercise our repurchase option and hold the modified loan as an unsecuritized mortgage loan, held-for-investment. See “Recoveries on Loans Impaired Upon Purchase” for additional information about the impacts from these loans on our financial results. Beginning January 1, 2010, our single-family PC trusts are consolidated as a result of the change in accounting for consolidation of VIEs. As a result, we no longer record losses on loans purchased when we purchase loans from these consolidated entities since the loans are already recorded on our consolidated balance sheets. In the first half of 2010, losses on loans purchased were associated solely with single-family loans purchased pursuant to long-term standby agreements. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Impaired Loans” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Income Tax Benefit

For the three months ended June 30, 2010 and 2009, we reported an income tax benefit of $286 million and $184 million, respectively. For the six months ended June 30, 2010 and 2009 we reported an income tax benefit of $389 million and $1.1 billion, respectively. See “NOTE 13: INCOME TAXES” for additional information.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans funded by debt issuances and hedged using derivatives. Segment Earnings for this segment consists primarily of the returns on these investments, less the related financing, hedging, and administrative expenses.

The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our lender customers in the primary mortgage market, primarily through our guarantor swap program. We securitize most of the mortgages we purchase. In this segment, we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities in exchange for management and guarantee fees received over time and other up-front credit-related fees. Segment Earnings for this segment consists primarily of management and guarantee fee revenues, including amortization of upfront fees, less the related credit costs (i.e., provision for credit losses), administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.

The Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. We primarily purchase multifamily mortgage loans for investment and securitization. We also purchase CMBS for investment; however we have not purchased significant amounts of non-agency CMBS since 2008. These activities support our mission to supply financing for affordable rental housing. Segment Earnings for this segment includes management and guarantee fee revenues and the interest earned on assets related to multifamily guarantee and investment activities, net of allocated funding costs.

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the performance of each segment and the company as a whole. This change in method, in conjunction with our implementation of changes in accounting standards relating to transfers of financial assets and the consolidation of VIEs, resulted in significant changes to our presentation of Segment Earnings. Under the revised method, the financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss). Beginning January 1, 2010, under the

22	Freddie Mac

revised method, the sum of Segment Earnings for each segment and the All Other category will equal GAAP net income (loss) attributable to Freddie Mac.

Segment Earnings for periods presented prior to 2010 now include the following items that are included in our GAAP-basis earnings, but were deferred or excluded under the previous method for presenting Segment Earnings:

•	Current period GAAP earnings impact of fair value accounting for investments, debt, and derivatives;

•	Allocation of the valuation allowance established against our net deferred tax assets;

•	Gains and losses on investment sales and debt retirements;

•	Losses on loans purchased and related recoveries;

•	Other-than-temporary impairment of securities recognized in earnings in excess of expected losses; and

•	GAAP-basis accretion income that may result from impairment adjustments.

Under the revised method of presenting Segment Earnings, the All Other category consists of material corporate level expenses that are: (a) non-recurring in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments are more representative of the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Items included in the All Other category consist of: (a) the write-down of our LIHTC investments; and (b) the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward. Other items previously recorded in the All Other category prior to the revision to our method for presenting Segment Earnings have been allocated to our three reportable segments.

Effective January 1, 2010, we also made significant changes to our GAAP consolidated statements of operations as a result of our adoption of changes in accounting standards for transfers of financial assets and the consolidation of VIEs. These changes make it difficult to view results of our Investments, Single-family Guarantee and Multifamily segments. As a result, in presenting Segment Earnings we make significant reclassifications to line items in order to reflect a measure of net interest income on investments and management and guarantee income on guarantees that is in line with our internal measures of performance.

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

We restated Segment Earnings for the three and six months ended June 30, 2009 to reflect the changes in our method of measuring and assessing the performance of our reportable segments described above. The restated Segment Earnings for the three and six months ended June 30, 2009 do not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of our implementation of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as this change was applied prospectively consistent with our GAAP results. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the consolidation of certain of our securitization trusts.

See “NOTE 16: SEGMENT REPORTING” for further information regarding our segments, including the descriptions and activities of the segments and the reclassifications and allocations used to present Segment Earnings.

23	Freddie Mac

Table 13 provides information about our various segment portfolios.

Table 13 — Segment Portfolio Composition(1)

	June 30, 2010	December 31, 2009
	(in millions)

Segment portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$61,934	$44,135
Guaranteed PCs and Structured Securities	304,129	374,362
Non-Freddie Mac mortgage-related securities	156,954	179,330

Total Investments — Mortgage investments portfolio	523,017	597,827

Single-family Guarantee — Managed loan portfolio:
Single-family unsecuritized mortgage loans(3)	72,479	10,743
Single-family PCs and Structured Securities in the mortgage investments portfolio	285,831	354,439
Single-family PCs and Structured Securities held by third parties	1,450,959	1,471,166
Single-family Structured Transactions in the mortgage investments portfolio	16,636	18,227
Single-family Structured Transactions held by third parties	11,501	8,727

Total Single-family Guarantee — Managed loan portfolio	1,837,406	1,863,302

Multifamily — Guarantee portfolio:
Multifamily PCs and Structured Securities	14,815	14,277
Multifamily Structured Transactions	7,592	3,046

Total Multifamily — Guarantee portfolio	22,407	17,323

Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	61,828	62,764
Multifamily loan portfolio	82,185	83,938

Total Multifamily — mortgage investments portfolio	144,013	146,702

Total Multifamily portfolio	166,420	164,025

Less: Guaranteed PCs, Structured Securities, and certain multifamily securities(4)	(304,969)	(374,615)

Total mortgage portfolio	$2,221,874	$2,250,539

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively performing loss mitigation.
(3)	Represents unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively performing loss mitigation.
(4)	Guaranteed PCs and Structured Securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and certain multifamily securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.

Segment Earnings — Results

See “NOTE 16: SEGMENT REPORTING — Segments” for information regarding the description and activities of our Investments, Single-family Guarantee, and Multifamily Segments.

24	Freddie Mac

Investments

Table 14 presents the Segment Earnings of our Investments segment.

Table 14 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$1,509	$2,529	$2,820	$4,528
Non-interest income (loss):
Net impairments of available-for-sale securities	(327)	(1,958)	(703)	(8,372)
Derivative gains (losses)	(2,193)	3,522	(4,895)	4,686
Other non-interest income (loss)	294	(260)	272	2,192

Total non-interest income (loss)	(2,226)	1,304	(5,326)	(1,494)

Non-interest expense:
Administrative expenses	(111)	(120)	(233)	(241)
Other non-interest expense	(6)	(8)	(13)	(15)

Total non-interest expense	(117)	(128)	(246)	(256)

Segment adjustments(2)	294	—	804	—

Segment Earnings (loss) before income tax benefit (expense)	(540)	3,705	(1,948)	2,778
Income tax benefit (expense)	129	(597)	226	848
Less: Net (income) loss — noncontrolling interest	—	—	(2)	—

Segment Earnings (loss), net of taxes	$(411)	$3,108	$(1,724)	$3,626

Key metrics — Investments:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)(5)
Mortgage-related securities(6)	$478,043	$626,968	$504,454	$629,186
Non-mortgage-related investments(7)	107,200	103,537	119,626	99,136
Unsecuritized single-family loans	53,967	50,166	49,217	47,216

Total average balances of interest-earning assets	$639,210	$780,671	$673,297	$775,538

Return:
Net interest yield — Segment Earnings basis (annualized)	0.94%	1.29%	0.84%	1.16%

(1)	Under our revised method of presenting Segment Earnings, Segment Earnings for the Investments segment equals GAAP net income (loss) attributable to Freddie Mac for the Investments segment. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Based on UPB and excludes mortgage-related securities traded, but not yet settled.
(4)	Excludes non-performing single-family mortgage loans.
(5)	For securities, we calculate average balances based on their amortized cost.
(6)	Includes our investments in single-family PCs and certain Structured Transactions, which have been consolidated under GAAP on our consolidated balance sheet beginning on January 1, 2010.
(7)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

Segment Earnings (loss) for our Investments segment decreased to $(411) million and $(1.7) billion for the three and six months ended June 30, 2010, respectively, compared to $3.1 billion and $3.6 billion for the three and six months ended June 30, 2009, respectively.

Segment Earnings net interest income decreased $1.0 billion and $1.7 billion and Segment Earnings net interest yield decreased 35 basis points and 32 basis points during the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009. The primary drivers underlying the decreases in Segment Earnings net interest income and Segment Earnings net interest yield were: (a) a decrease in the average balance of mortgage-related securities; (b) an increase in the proportion of low-yielding short-term investments during the first half of 2010 in order to facilitate the purchase of $96.8 billion in UPB of loans from PC trusts, which settled during the same time period; and (c) an increase in derivative interest carry on a larger position of net pay-fixed interest-rate swaps, which is recognized within net interest income in Segment Earnings. These items were partially offset by a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with lower cost debt.

Our non-interest income (loss) decreased $3.5 billion and $3.8 billion for the three and six months ended June 30, 2010 to become a loss, compared to the three and six months ended June 30, 2009, respectively, driven primarily by derivative losses, partially offset by reduced other-than-temporary impairments. Derivative gains (losses) for this segment were $(2.2) billion and $(4.9) billion during the three and six months ended June 30, 2010, respectively, primarily due to the impact of declines in longer-term interest rates on our pay-fixed interest-rate swaps and the impact of the decline in implied volatility on our options portfolio. We recorded derivative gains of $3.5 billion and

25	Freddie Mac

$4.7 billion for the three and six months ended June 30, 2009, respectively, primarily due to the impact of higher interest rates on our pay-fixed interest-rate swaps. Impairments recorded in our Investments segment decreased by $1.6 billion and $7.7 billion during the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009. Impairments for the six months ended June 30, 2010 and 2009 are not comparable because the adoption of the amendment to the accounting standards for investments in debt and equity securities on April 1, 2009 significantly impacted both the identification and measurement of other-than-temporary impairments. However, the underlying collateral performance of loans supporting our non-agency securities deteriorated to a lesser extent during the three and six months ended June 30, 2010 than during the three and six months ended June 30, 2009. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities” for additional information on our derivatives and impairments, respectively.

During the three and six months ended June 30, 2010, the UPB of the mortgage investments portfolio of our Investments segment decreased at an annualized rate of (21)% and (25)%, respectively, compared to a (decrease) increase of (22)% and 5% for the three and six months ended June 30, 2009, respectively. The UPB of the mortgage investments portfolio of our Investments segment decreased from $598 billion at December 31, 2009 to $523 billion at June 30, 2010 as a result of ongoing liquidations of our existing holdings outpacing purchases due to a relative lack of favorable investment opportunities. Liquidations during 2010 increased substantially due to purchases of delinquent and modified loans from the mortgage pools underlying both our PCs and other agency securities. We hold the loans that formerly underlay our PCs in the Single-family Guarantee segment. Our security purchase activity has been limited during 2010 due to continued tight spreads on agency mortgage-related assets, which have made investment opportunities less favorable. We believe these tight spreads resulted collectively from Federal Reserve purchases of agency mortgage-related securities during the first quarter of 2010, increased purchases of higher credit quality instruments by investors as a result of concerns related to the European economic crisis, and a low supply of agency mortgage-related securities during the second quarter of 2010.

We held $50.8 billion of non-Freddie Mac agency mortgage-related securities and $106.1 billion of non-agency mortgage-related securities as of June 30, 2010 compared to $65.6 billion of non-Freddie Mac agency mortgage-related securities and $113.7 billion of non-agency mortgage-related securities as of December 31, 2009. The decline in the UPB of non-agency mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral representing a partial return of our investments in these securities. Agency securities comprised approximately 68% and 74% of the UPB of the Investments segment mortgage investments portfolio at June 30, 2010 and December 31, 2009, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship and restrictions set forth in the Purchase Agreement may negatively impact our Investments segment results over the long term. For example, the required reduction in our mortgage-related investments portfolio UPB limit to $250 billion, through successive annual 10% declines, commencing in 2010, will likely cause a corresponding reduction in our net interest income from these assets and therefore negatively affect our Investments segment results. FHFA has also stated its expectation that any net additions to our mortgage-related investments portfolio would be related to purchasing delinquent mortgages out of PC pools.

For information on the potential impact of the requirement to reduce the mortgage-related investments portfolio limit by 10% annually, commencing in 2010, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2009 Annual Report and “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio.”

26	Freddie Mac

Single-Family Guarantee Segment

Table 15 presents the Segment Earnings of our Single-family Guarantee segment.

Table 15 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$51	$74	$110	$128
Provision for credit losses	(5,294)	(5,626)	(11,335)	(14,589)
Non-interest income:
Management and guarantee income	865	888	1,713	1,761
Other non-interest income	268	161	478	295

Total non-interest income	1,133	1,049	2,191	2,056
Non-interest expense:
Administrative expenses	(225)	(211)	(444)	(412)
REO operations income (expense)	41	(1)	(115)	(307)
Other non-interest expense	(107)	(1,228)	(196)	(3,261)

Total non-interest expense	(291)	(1,440)	(755)	(3,980)

Segment adjustments(2)	(208)	—	(421)	—

Segment Earnings (loss) before income tax benefit	(4,609)	(5,943)	(10,210)	(16,385)
Income tax benefit	104	1,449	109	1,600

Segment Earnings (loss), net of taxes	(4,505)	(4,494)	(10,101)	(14,785)
Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments(3)	—	2,455	—	3,001
Tax-related adjustments	—	(859)	—	(1,051)

Total reconciling items, net of taxes	—	1,596	—	1,950

Net income (loss) attributable to Freddie Mac	$(4,505)	$(2,898)	$(10,101)	$(12,835)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(4)	$1,737	$1,787	$1,767	$1,783
Issuance — Single-family credit guarantees(4)	76	154	170	258
Fixed-rate products — Percentage of purchases(5)	94.2%	99.8%	96.0%	99.8%
Liquidation rate — Single-family credit guarantees (annualized)(6)	21.7%	30.7%	27.8%	26.0%
Management and Guarantee Fee Rate (in basis points, annualized):
Contractual management and guarantee fees	13.6	14.0	13.5	14.2
Amortization of credit fees	4.9	5.3	4.8	5.0

Segment Earnings management and guarantee income	18.5	19.3	18.3	19.2

Credit:
Delinquency rate(7)	3.96%	2.89%	3.96%	2.89%
REO inventory, at end of period (number of units)	62,178	34,699	62,178	34,699
Single-family credit losses, in basis points (annualized)(8)	82.8	41.7	72.5	35.4
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(9)	N/A	$10,453	N/A	$10,453
30-year fixed mortgage rate(10)	4.6%	5.4%	4.6%	5.4%

(1)	Beginning January 1, 2010, under our revised method, Segment Earnings for the Single-family Guarantee segment equals GAAP net income (loss) attributable to Freddie Mac for the Single-family Guarantee segment. For reconciliations of Segment Earnings for the Single-family Guarantee segment in the three and six months ended June 30, 2009 and the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee obligation and guarantee asset which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.
(4)	Based on UPB.
(5)	Excludes Structured Transactions, but includes interest-only mortgages with fixed interest rates.
(6)	Includes our purchases of delinquent loans from PC pools. On February 10, 2010, we announced that we would begin purchasing substantially all 120 days or more delinquent mortgages from our related fixed-rate and ARM PCs. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Mortgage Loans” for more information.
(7)	Single-family delinquency rate information is based on the number of loans that are three monthly payments or more past due and those in the process of foreclosure at June 30, as reported by our seller/servicers.
(8)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with single-family mortgage loans. Calculated as the amount of credit losses divided by the average balance of our single-family credit guarantee portfolio.
(9)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated June 10, 2010.
(10)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the quarter, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80% or less.

Segment Earnings (loss) for our Single-family Guarantee segment was a loss of $(4.5) billion in both the second quarters of 2010 and 2009, and was $(10.1) billion and $(14.8) billion for the first half of 2010 and 2009, respectively.

27	Freddie Mac

Segment Earnings management and guarantee income decreased slightly in the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, primarily due to a decline in the average rate of contractual management and guarantee fees and lower average securitized balances. Our average contractual management and guarantee fee rates declined since newly issued PCs in the second half of 2009 and the first months of 2010 had lower average rates than PCs that were liquidated during that time, which in part reflects a higher credit quality of the composition of mortgages within our new PC issuances in those periods.

Table 16 below provides summary information about the composition of Segment Earnings for this segment. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of credit fees.

Table 16 — Segment Earnings Composition — Single-Family Guarantee Segment

	For the Three Months Ended June 30, 2010
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in basis points)

Year of origination:
2010	$71	23.5	$(21)	6.8	$50
2009	193	17.1	(95)	8.4	98
2008	137	27.5	(530)	106.9	(393)
2007	128	21.2	(1,871)	311.3	(1,743)
2006	73	16.1	(1,489)	328.7	(1,416)
2005	80	15.5	(904)	175.7	(824)
2004 and prior	183	15.6	(343)	29.5	(160)

Total	$865	18.5	$(5,253)	112.8	(4,388)

Administrative expenses					(225)
Net interest income					51
Other non-interest income and (expense), net					57

Segment Earnings (loss)					$(4,505)

	For the Six Months Ended June 30, 2010
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in basis points)

Year of origination:
2010	$96	22.7	$(28)	6.6	$68
2009	390	17.1	(249)	10.9	141
2008	269	26.3	(1,445)	141.7	(1,176)
2007	266	21.5	(4,503)	364.8	(4,237)
2006	153	16.4	(3,476)	372.7	(3,323)
2005	164	15.6	(1,332)	126.6	(1,168)
2004 and prior	375	15.6	(417)	17.5	(42)

Total	$1,713	18.3	$(11,450)	122.9	(9,737)

Administrative expenses					(444)
Net interest income					110
Other non-interest income and (expense), net					(30)

Segment Earnings (loss)					$(10,101)

(1)	Includes amortization of credit fees of $230 million and $454 million for the three and six months ended June 30, 2010, respectively.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense.
(3)	Annualized, based on the average securitized balance of the single-family credit guarantee portfolio. Historical rates of average credit expenses may not be representative of future results.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses, which consist of Segment Earnings provision for credit losses and Segment Earnings REO operations income (expense).

The average securitized balance of our single-family credit guarantee portfolio was 3% lower in the second quarter of 2010, as compared to the second quarter of 2009, primarily due to our continued purchases of delinquent single-family loans out of our PCs in the second quarter of 2010. Our issuance volume in the first half of 2010 declined to $170 billion, compared to $258 billion in the first half of 2009. We expect that our new issuance volume in 2010 will be considerably lower than 2009. We continued to experience a high composition of refinance mortgages in our purchase volume during the second quarter of 2010 due to continued low interest rates and the impact of the Freddie Mac Relief Refinance Mortgagesm. We believe the combination of high refinance activity and recent changes in

28	Freddie Mac

underwriting standards resulted in overall improvement in the credit risk associated with our mortgage purchases in the second quarter of 2010, as compared to 2005 through 2008.

During the first half of 2010, we raised our management and guarantee fee rates with certain of our seller/servicers; however, these increased rates are still lower than the average rates of the PCs that were liquidated during these periods. We believe the increase in management and guarantee fee rates when coupled with the higher credit quality of the mortgages within our new PC issuances will offset any expected losses associated with these newly-issued guarantees. However, the increase in management and guarantee fees on our newly originated business will not be sufficient to offset the credit losses associated with our historical PC issuances since the management and guarantee fees associated with those securities do not change. Consequently, we expect to continue to report a net loss for the Single-family Guarantee segment for the foreseeable future.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment was $5.3 billion for the second quarter of 2010, compared to $5.6 billion for the second quarter of 2009 and $11.3 billion for the first half of 2010, compared to $14.6 billion for the first half of 2009. The provision for credit losses was lower in the first half of 2010 due to slower growth in the rate of delinquencies and non-performing loans in our single-family credit guarantee portfolio, as compared to the first half of 2009. See “RISK MANAGEMENT — Credit Risks — Non-performing assets” for further information on growth of non-performing single-family loans. Our Segment Earnings provision for credit losses is generally higher than that recorded under GAAP primarily due to recognized provision associated with foregone interest income on non-performing loans, which is not recognized under GAAP since the loans are placed on non-accrual status.

During the second quarter of 2010, we identified a backlog related to the processing of certain foreclosure alternatives reported to us by our servicers, principally loan modifications and short sales. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. Prior to the second quarter of 2010, while we modified our loan loss reserving processes to consider potential processing lags in foreclosure alternatives data, we failed to fully adjust for the impacts of the resulting erroneous loan data on our financial statements. The cumulative effect, net of taxes, of this error corrected in the Single-family Guarantee segment’s second quarter of 2010 results was $1.2 billion, of which $0.9 billion related to the year ended December 31, 2009. For additional information, see “Note 1: Summary of Significant Accounting Policies — Basis of Presentation — Out-of-Period Accounting Adjustment” and “CONTROLS AND PROCEDURES — Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2010.”

The delinquency rate on our single-family credit guarantee portfolio decreased to 3.96% as of June 30, 2010 from 3.98% as of December 31, 2009 due to a slowdown in new delinquencies, largely due to seasonal factors, as well as a higher volume of loan modifications, mortgage loans returning to non-delinquent status, and foreclosure transfers. Gross charge-offs for this segment increased to $4.7 billion in the second quarter of 2010 compared to $2.4 billion in the second quarter of 2009, primarily due to an increase in the volume of foreclosure transfers, short sales and other foreclosure alternatives. Gross single-family charge-offs were $8.0 billion and $3.8 billion in the first half of 2010 and 2009, respectively. We expect growth in foreclosure transfers and alternatives to foreclosure will result in continued increases in charge-offs during the remainder of 2010. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Non-interest expense was $291 million and $1.4 billion in the second quarter of 2010 and 2009, respectively, and was $755 million and $4.0 billion in the first half of 2010 and 2009, respectively. The declines in non-interest expense in the 2010 periods were primarily due to a decline in losses on loans purchased that resulted from changes in accounting standards adopted on January 1, 2010, as well as lower REO operations income (expense) in the 2010 periods. REO operations income (expense) was $41 million and $(1) million in the second quarters of 2010 and 2009, respectively, and was $(115) million and $(307) million in the first half of 2010 and 2009, respectively. We experienced net disposition gains on REO properties of $45 million and $41 million in the three and six months ended June 30, 2010, respectively, compared to net disposition losses on REO properties of $(304) million and $(610) million in the three and six months ended June 30, 2009, respectively, due to the relative stabilization in national home prices in the first half of 2010. The benefit from disposition gains in the 2010 periods was partially offset by increased REO property expenses, compared to the 2009 periods, which was due to higher acquisition volume and balances of REO properties in 2010. Segment Earnings administrative expenses were also higher in the three and six months ended June 30, 2010, compared to the 2009 periods, primarily due to increased administrative costs associated with managing non-performing loans.

29	Freddie Mac

Segment Earnings income tax benefit was $104 million and $109 million in the three and six months ended June 30, 2010, compared to $1.4 billion and $1.6 billion in the three and six months ended June 30, 2009, respectively. Income tax benefits primarily result from the benefit of carrying back a portion of our expected current year tax loss to offset prior years’ income. We exhausted our capacity for carrying back net operating losses for tax purposes during the first quarter of 2010; however, the income tax benefit recognized in the second quarter of 2010 relates to the 2009 impact of the error related to foreclosure alternatives discussed above.

30	Freddie Mac

Multifamily Segment

Table 17 presents the Segment Earnings of our Multifamily segment.

Table 17 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$278	$198	$516	$393
Provision for credit losses	(119)	(57)	(148)	(57)
Non-interest income (loss):
Management and guarantee income	25	23	49	44
Security impairments	(17)	—	(72)	—
Derivative gains (losses)	(1)	—	4	(31)
Other non-interest income (loss)	55	(94)	163	(215)

Total non-interest income (loss)	62	(71)	144	(202)

Non-interest expense:
Administrative expenses	(51)	(52)	(105)	(102)
REO operations expense	(1)	(8)	(4)	(8)
Other non-interest expense	(19)	(7)	(36)	(12)

Total non-interest expense	(71)	(67)	(145)	(122)

Segment adjustments(2)	—	—	—	—

Segment Earnings (loss) before income tax benefit (expense)	150	3	367	12
LIHTC partnerships tax benefit	146	148	293	299
Income tax benefit (expense)	(146)	(164)	(292)	(316)
Less: Net (income) loss — noncontrolling interest	—	1	3	1

Segment Earnings (loss), net of taxes	150	(12)	371	(4)

Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments(3)	—	(3)	—	2
Tax-related adjustments	—	1	—	(1)

Total reconciling items, net of taxes	—	(2)	—	1

Net income (loss) attributable to Freddie Mac	$150	$(14)	$371	$(3)

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio	$82,107	$77,650	$82,782	$75,946
Average balance of Multifamily guarantee portfolio	$21,738	$15,819	$20,603	$15,666
Average balance of Multifamily investment securities portfolio	$62,017	$63,977	$62,259	$64,367
Liquidation rate — Multifamily loan portfolio (annualized)	4.8%	3.5%	3.6%	3.5%
Growth rate (annualized)	5%	15%	7%	14%
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)(4)	0.77%	0.56%	0.71%	0.56%
Average Management and guarantee fee rate, in basis points (annualized)(5)	49.6	53.0	51.1	52.8
Credit:
Delinquency rate(6)	0.28%	0.15%	0.28%	0.15%
Allowance for loan losses and reserve for guarantee losses, at period end	$935	$330	$935	$330
Credit losses, in basis points (annualized)(7)	10.4	4.3	9.2	2.6

(1)	Beginning January 1, 2010, under our revised method, Segment Earnings for the Multifamily segment equals GAAP net income (loss) attributable to Freddie Mac for the Multifamily segment. For reconciliations of Segment Earnings for the Multifamily segment in the three and six months ended June 30, 2009 and the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation which were excluded from Segment Earnings in 2009.
(4)	Represents Multifamily Segment Earnings — net interest income divided by the average balance of the multifamily mortgage investments portfolio.
(5)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the average balance of the multifamily guarantee portfolio, excluding certain bonds under the New Issuance Bond Initiative.
(6)	Based on UPBs of mortgages two monthly payments or more past due as well as those in the process of foreclosure and excluding Structured Transactions at period end. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information.
(7)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with multifamily mortgage loans. Calculated as the amount of credit losses divided by the combined average balances of our multifamily loan portfolio and multifamily guarantee portfolio, including Structured Transactions.

Segment Earnings (loss) for our Multifamily segment was $150 million and $(12) million for the second quarters of 2010 and 2009, respectively, and was $371 million and $(4) million for the first half of 2010 and 2009, respectively.

Net interest income increased to $278 million in the second quarter of 2010 from $198 million in the second quarter of 2009, and was $516 million and $393 million in the first half of 2010 and 2009, respectively. We benefited from lower funding costs on allocated debt in the 2010 periods, primarily due to slightly lower interest rates as well as

31	Freddie Mac

lower debt levels from the write-down of our LIHTC investments. As a result, net interest yield in the second quarter of 2010 improved by 21 basis points from the second quarter of 2009. Average balances of the multifamily loan portfolio were 6% and 9% higher in the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Segment Earnings provision for credit losses was $(119) million and $(57) million in the three months ended June 30, 2010 and 2009, respectively and was $(148) million and $(57) million in the six months ended June 30, 2010 and 2009, respectively. The amount of multifamily loans identified as impaired, for which a specific reserve is estimated on the loan, increased in both the three and six months ended June 30, 2010, compared to the 2009 periods, which resulted in larger provisions during the 2010 periods in order to increase our loan loss reserves.

Non-interest income (loss) increased to $62 million in the three months ended June 30, 2010 from $(71) million in the second quarter of 2009 and was $144 million and $(202) million in the six months ended June 30, 2010 and 2009, respectively. The increase in non-interest income in the 2010 periods was primarily due to net gains recognized on the sale of loans and the absence of LIHTC partnership losses. We sold $4.2 billion in UPB of multifamily loans during the first half of 2010, including $4.0 billion in sales through Structured Transactions, which support our efforts to increase our securitization of multifamily loans. In addition, there were no LIHTC partnership losses during the three and six months ended June 30, 2010, due to the write-down of these investments to zero in the fourth quarter of 2009. See “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Low-Income Housing Tax Credit Partnerships” in our 2009 Annual Report for more information.

National multifamily market indicators such as unemployment, effective rents, and vacancies have shown signs of modest improvement in 2010. However, certain markets continue to exhibit weak fundamentals, particularly in the Southeast and West regions, which could adversely affect delinquency rates and credit losses in future periods. Multifamily loans are generally repaid from the cash flows generated by the underlying property. Prolonged periods of high apartment vacancies and negative or flat effective rent growth will adversely impact a multifamily property’s net operating income and related cash flows, which can strain the borrower’s ability to make timely required loan payments and thereby potentially increase our delinquencies and credit losses. Delinquency rates have historically been a lagging indicator and, as a result, we may continue to experience increased delinquencies and credit losses as markets stabilize, reflecting the impact of an extended period of lower property cash flows.

Our multifamily delinquency rate increased in the first half of 2010, rising from 0.19% at December 31, 2009 to 0.28% at June 30, 2010. We experienced increased volumes of TDRs and REO acquisitions in the second quarter of 2010, compared to the second quarter of 2009. These activities resulted in net charge-offs of $27 million and $45 million in the three and six months ended June 30, 2010, respectively. We expect that our charge-offs will increase in the second half of 2010 driven by REO acquisitions and TDRs as we continue to resolve loans with troubled borrowers. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” and “Table 4 — Credit Statistics, Multifamily Mortgage Portfolio” for further information on delinquencies, including geographical concentrations.

The UPB of the multifamily loan portfolio decreased from $83.9 billion at December 31, 2009 to $82.2 billion at June 30, 2010, primarily due to lower purchase volume reflecting market contraction, as well as our sale and securitization of loans during the first half of 2010. Our multifamily loan sales in the first half of 2010 primarily consisted of sales through Structured Transactions which support our efforts to increase securitization of multifamily loans. We expect to continue to make investments in multifamily loans in the remainder of 2010, though our purchases may not exceed liquidations and securitizations.

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

Change in Accounting Principles

As discussed in “EXECUTIVE SUMMARY,” the adoption of two new accounting standards that amended the guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs had a significant impact on our consolidated financial statements and other financial disclosures beginning in the first quarter of 2010.

As a result of the adoption of these accounting standards, our consolidated balance sheets as of June 30, 2010 reflect the consolidation of our single-family PC trusts and certain of our Structured Transactions. The cumulative effect of these changes in accounting principles was an increase of $1.5 trillion to assets and liabilities, and a net

32	Freddie Mac

decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which included changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes.

See “CONSOLIDATED RESULTS OF OPERATIONS — Change in Accounting Principles,” “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” and “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information regarding these changes.

Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell

Cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and other liquid assets discussed in “Investments in Securities — Non-Mortgage-Related Securities,” are important to our cash flow and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. We use these assets to help manage recurring cash flows and meet our other cash management needs. We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. As discussed above, commencing January 1, 2010, we consolidated the assets of our single-family PC trusts and certain Structured Transactions. These assets included short-term non-mortgage assets, comprised primarily of restricted cash and cash equivalents and investments in securities purchased under agreements to resell.

Excluding amounts related to our consolidated VIEs, we held $77.7 billion and $71.7 billion of cash and cash equivalents and federal funds sold and securities purchased under agreements to resell at June 30, 2010 and December 31, 2009, respectively. The increase in these assets is largely related to anticipated third quarter 2010 debt calls and maturities.

Investments in Securities

Table 18 provides detail regarding our investments in securities as presented in our consolidated balance sheets. Due to the accounting changes noted above, Table 18 does not include our holdings of single-family PCs and certain Structured Transactions as of June 30, 2010. For information on our holdings of such securities, see “Table 13 — Segment Portfolio Composition.”

33	Freddie Mac

Table 18 — Investments in Securities

	Fair Value
	June 30, 2010	December 31, 2009
	(in millions)

Investments in securities:
Available-for-sale:
Available-for-sale mortgage-related securities:
Freddie Mac(1)(2)	$89,579	$223,467
Subprime	34,554	35,721
CMBS	58,129	54,019
Option ARM	6,897	7,236
Alt-A and other	12,972	13,407
Fannie Mae	29,888	35,546
Obligations of states and political subdivisions	10,743	11,477
Manufactured housing	892	911
Ginnie Mae	321	347

Total available-for-sale mortgage-related securities	243,975	382,131

Available-for-sale non-mortgage-related securities:
Asset-backed securities	1,330	2,553

Total available-for-sale non-mortgage-related securities	1,330	2,553

Total investments in available-for-sale securities	245,305	384,684

Trading:
Trading mortgage-related securities:
Freddie Mac(1)(2)	13,032	170,955
Fannie Mae	25,005	34,364
Ginnie Mae	181	185
Other	23	28

Total trading mortgage-related securities	38,241	205,532

Trading non-mortgage-related securities:
Asset-backed securities	664	1,492
Treasury bills	26,881	14,787
Treasury notes	405	—
FDIC-guaranteed corporate medium-term notes	442	439

Total trading non-mortgage-related securities	28,392	16,718

Total investments in trading securities	66,633	222,250

Total investments in securities	$311,938	$606,934

(1)	Upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010, we no longer account for single-family PCs and certain Structured Transactions we purchase as investments in securities because we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts. These loans are discussed below in “Mortgage Loans.” For further information, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES.”

(2)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities.”

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity for us and help us manage the interest-rate risk inherent in mortgage-related assets. We held investments in non-mortgage-related available-for-sale and trading securities of $29.7 billion and $19.3 billion as of June 30, 2010 and December 31, 2009, respectively. Our holdings of non-mortgage-related securities increased during the first half of 2010 as we increased our holdings of Treasury bills to maintain required liquidity and contingency levels.

We did not record a net impairment of available-for-sale securities recognized in earnings during the three and six months ended June 30, 2010 on our non-mortgage-related securities. We recorded net impairments of $11 million and $185 million for our non-mortgage-related securities during the three and six months ended June 30, 2009, respectively, as we could not assert that we did not intend to, or will not be required to, sell these securities before a recovery of the unrealized losses. The decision to impair non-mortgage-related securities is consistent with our consideration of these securities as a contingent source of liquidity. We do not expect any contractual cash shortfalls related to these impaired securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

34	Freddie Mac

Table 19 provides credit ratings of our investments in non-mortgage-related asset-backed securities held at June 30, 2010 based on their ratings as of July 23, 2010. These securities are classified as either available-for-sale or trading on our consolidated balance sheets.

Table 19 — Investments in Non-Mortgage-Related Asset-Backed Securities

	June 30, 2010
					Current
	Amortized	Fair	Original%	Current%	Investment
Collateral Type	Cost	Value	AAA-rated(1)	AAA-rated(2)	Grade(3)
	(dollars in millions)

Non-mortgage-related asset-backed securities:
Credit cards	$1,548	$1,577	100%	100%	100%
Auto credit	279	287	100	100	100
Equipment lease	57	59	100	100	100
Student loans	30	30	100	100	100
Stranded assets(4)	40	41	100	100	100

Total non-mortgage-related asset-backed securities	$1,954	$1,994	100	100	100

(1)	Reflects the percentage of our investments that were AAA-rated as of the date of our acquisition of the security, based on UPB and the lowest rating available.
(2)	Reflects the AAA-rated composition of the securities as of July 23, 2010, based on UPB as of June 30, 2010 and the lowest rating available.
(3)	Reflects the composition of these securities with credit ratings BBB– or above as of July 23, 2010, based on UPB as of June 30, 2010 and the lowest rating available.
(4)	Consists of securities backed by liens secured by fixed assets owned by regulated public utilities.

Mortgage-Related Securities

We are primarily a buy-and-hold investor in mortgage-related securities, which consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions. We also invest in our own mortgage-related securities. However, upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010, we no longer account for single-family PCs and certain Structured Transactions we purchase as investments in securities because we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts.

We include our investments in mortgage-related securities in the calculation of our mortgage-related investments portfolio. Our mortgage-related investments portfolio also includes: (a) our holdings of single-family PCs and certain Structured Transactions, which are presented in “Table 13 — Segment Portfolio Composition”; and (b) our holdings of unsecuritized single-family and multifamily loans, which are presented in “Table 25 — Characteristics of Mortgage Loans on Our Consolidated Balance Sheets.”

Table 20 provides the UPB of our investments in mortgage-related securities classified as either available-for-sale or trading on our consolidated balance sheets. Due to the accounting changes noted above, Table 20 does not include our holdings of single-family PCs and certain Structured Transactions as of June 30, 2010. For information on our holdings of such securities, see “Table 13 — Segment Portfolio Composition.”

35	Freddie Mac

Table 20 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	June 30, 2010			December 31, 2009
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)

PCs and Structured Securities:(2)
Single-family	$81,980	$8,476	$90,456	$294,958	$77,708	$372,666
Multifamily	471	2,031	2,502	277	1,672	1,949

Total PCs and Structured Securities	82,451	10,507	92,958	295,235	79,380	374,615

Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities:(3)
Fannie Mae:
Single-family	28,481	21,904	50,385	36,549	28,585	65,134
Multifamily	396	90	486	438	90	528
Ginnie Mae:
Single-family	318	125	443	341	133	474
Multifamily	29	—	29	35	—	35

Total agency mortgage-related securities	29,224	22,119	51,343	37,363	28,808	66,171

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	377	57,053	57,430	395	61,179	61,574
Option ARM	—	16,603	16,603	—	17,687	17,687
Alt-A and other	2,574	17,506	20,080	2,845	18,594	21,439
CMBS	22,380	38,065	60,445	23,476	38,439	61,915
Obligations of states and political subdivisions(5)	10,864	38	10,902	11,812	42	11,854
Manufactured housing(6)	981	158	1,139	1,034	167	1,201

Total non-agency mortgage-related securities(7)	37,176	129,423	166,599	39,562	136,108	175,670

Total UPB of mortgage-related securities	$148,851	$162,049	310,900	$372,160	$244,296	616,456

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(9,728)			(5,897)
Net unrealized losses on mortgage-related securities, pre-tax			(18,956)			(22,896)

Total carrying value of mortgage-related securities			$282,216			$587,663

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral. On January 1, 2010, we began prospectively recognizing on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as held-for-investment mortgage loans, at amortized cost. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for further information.
(3)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	The majority of the single-family non-agency mortgage-related securities backed by subprime first lien, option ARM, and Alt-A loans we hold include significant credit enhancements, particularly through subordination. For information about how these securities are rated, see “Table 24 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of mortgage revenue bonds. Approximately 53% and 55% of these securities held at June 30, 2010 and December 31, 2009, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(6)	At June 30, 2010 and December 31, 2009, 8% and 17%, respectively, of mortgage-related securities backed by manufactured housing bonds were rated BBB– or above, based on the lowest rating available. At June 30, 2010 and December 31, 2009, 87% and 91%, respectively, of manufactured housing bonds had credit enhancements, including primary monoline insurance, that covered 23% of the manufactured housing bonds based on the UPB for both dates. At both June 30, 2010 and December 31, 2009, we had secondary insurance on 61% of these bonds that were not covered by primary monoline insurance, based on the UPB. Approximately 3% of the mortgage-related securities backed by manufactured housing bonds were AAA-rated at both June 30, 2010 and December 31, 2009, based on the UPB and the lowest rating available.
(7)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 24% and 26% of total non-agency mortgage-related securities held at June 30, 2010 and December 31, 2009, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $616.5 billion at December 31, 2009 to $310.9 billion at June 30, 2010 primarily as a result of a decrease of $286.5 billion related to our adoption of the amendments to the accounting standards for the transfer of financial assets and the consolidation of VIEs on January 1, 2010.

The UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation, was $739.5 billion at June 30, 2010, and may not exceed $810 billion as of December 31, 2010. The UPB of our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to any change in accounting standards related to the transfer of financial assets and consolidation of VIEs or any similar accounting standard. Accordingly, for purposes of the portfolio limit, when PCs and certain Structured Transactions are purchased into the mortgage-related investments portfolio, this is considered the acquisition of assets rather than the reduction of debt. FHFA has stated its expectation that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent

36	Freddie Mac

mortgages out of PC trusts. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

Table 21 summarizes our mortgage-related securities purchase activity for the three and six months ended June 30, 2010 and 2009. The purchase activity for the three and six months ended June 30, 2010 includes our purchase activity related to the single-family PCs and Structured Transactions issued by trusts that we consolidated. Due to the accounting changes noted above, effective January 1, 2010, purchases of single-family PCs and Structured Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Table 21 — Total Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Ginnie Mae Certificates	$—	$23	$13	$34
Non-agency mortgage-related securities purchased for Structured Transactions(2)	2,063	5,690	7,684	5,690

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	2,063	5,713	7,697	5,724

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	—	9,418	—	39,527
Variable-rate	117	1,378	164	2,563

Total Fannie Mae	117	10,796	164	42,090

Ginnie Mae fixed-rate	—	—	—	27

Total agency mortgage-related securities	117	10,796	164	42,117

Non-agency securities:
Mortgage revenue bonds fixed-rate	—	19	—	95

Total non-agency mortgage-related securities	—	19	—	95

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	117	10,815	164	42,212

Total non-Freddie Mac mortgage-related securities purchased	$2,180	$16,528	$7,861	$47,936

Freddie Mac mortgage-related securities repurchased:
Single-family:
Fixed-rate	$1,205	$46,331	$6,045	$130,262
Variable-rate	—	268	203	517
Multifamily:
Fixed-rate	160	—	185	—
Variable-rate	10	—	41	—

Total Freddie Mac mortgage-related securities repurchased	$1,375	$46,599	$6,474	$130,779

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Purchases in 2010 primarily include Structured Transactions, and HFA bonds we acquired and resecuritized under the New Issue Bond Initiative. See our 2009 Annual Report for further information on this component of the Housing Finance Agency Initiative.

During the first half of 2010, our purchases of mortgage-related securities continued to be very limited because of a relative lack of favorable investment opportunities, as evidenced by tight spreads on agency mortgage-related securities.

Higher Risk Components of Our Investments in Mortgage-Related Securities

As discussed below, we have exposure to subprime, option ARM, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

•	Structured Transactions: We hold certain Structured Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of these Structured Transactions. For more information on certain higher risk categories of single-family loans underlying our Structured Transactions, see “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk.”

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans

Since the first quarter of 2008 we have not purchased any non-agency mortgage-related securities backed by subprime, option ARM, or Alt-A loans. As discussed below, we recognized impairment on our holdings of such

37	Freddie Mac

securities during the three months ended June 30, 2010 and 2009. See “Table 23 — Net Impairment on Available-for-Sale Mortgage-Related Securities Recognized in Earnings” for more information.

We classify our non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were labeled as such when sold to us. Table 22 presents information about our holdings of these securities.

Table 22 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans(1)

	June 30, 2010				December 31, 2009
		Present Value	Collateral	Average		Present Value	Collateral	Average
		of Expected	Delinquency	Credit		of Expected	Delinquency	Credit
	UPB	Credit Losses	Rate(2)	Enhancement(3)	UPB	Credit Losses	Rate(2)	Enhancement(3)
	(dollars in millions)

Securities backed by:
Subprime first lien	$56,922	$3,311	46%	26%	$61,019	$4,263	49%	29%
Option ARM	16,603	3,534	45	13	17,687	3,700	45	16
Alt-A(4)	16,909	1,653	26	10	17,998	1,845	26	11

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)

Principal repayments and cash shortfalls:(5)
Subprime — first and second liens:
Principal repayments	$2,001	$3,405	$4,118	$7,256
Principal cash shortfalls	12	16	25	20
Option ARM:
Principal repayments	435	474	884	860
Principal cash shortfalls	80	—	112	—
Alt-A and other:
Principal repayments	653	989	1,270	1,892
Principal cash shortfalls	67	8	89	8

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Determined based on loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(3)	Reflects the average current credit enhancement on all such securities we hold provided by subordination of other securities held by third parties. Excludes credit enhancement provided by monoline bond insurance.
(4)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(5)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

We have significant credit enhancements on the majority of the non-agency mortgage-related securities we hold backed by subprime first lien, option ARM, and Alt-A loans, particularly through subordination. These credit enhancements are one of the primary reasons we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in aggregate. However, it is difficult to estimate the point at which credit enhancements will be exhausted. In addition, during the second quarter of 2010, we continued to experience depletion of credit enhancements on certain of the securities backed by subprime first lien, option ARM, and Alt-A loans due to poor performance of the underlying collateral.

Unrealized Losses on Available-for-Sale Mortgage-Related Securities

At June 30, 2010, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $31.4 billion, compared to $42.7 billion at December 31, 2009. We believe the unrealized losses related to these securities at June 30, 2010 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the residential non-agency mortgage market. All securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

38	Freddie Mac

Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities

Table 23 provides information about the mortgage-related securities for which we recognized other-than-temporary impairments during the three months ended June 30, 2010 and 2009.

Table 23 — Net Impairment on Available-for-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
		Net Impairment of		Net Impairment of
		Available-for-Sale Securities		Available-for-Sale Securities
	UPB	Recognized in Earnings	UPB	Recognized in Earnings
	(in millions)

Subprime:
2006 & 2007 first lien	$606	$15	$24,899	$949
Other years — first and second liens(1)	234	2	8,532	342

Total subprime — first and second liens	840	17	33,431	1,291

Option ARM:
2006 & 2007	1,940	34	11,446	301
Other years	260	14	5,586	169

Total option ARM	2,200	48	17,032	470

Alt-A:
2006 & 2007	2,860	37	7,004	169
Other years	152	2	4,601	131

Total Alt-A	3,012	39	11,605	300

Other loans(2)	2,419	294	2,780	96

Total subprime, option ARM, Alt-A, and other loans	8,471	398	64,848	2,157
CMBS	900	17	—	—
Manufactured housing	424	13	807	45

Total available-for-sale mortgage-related securities	$9,795	$428	$65,655	$2,202

(1)	Includes all second liens.
(2)	Primarily comprised of securities backed by home equity lines of credit.

Our estimate of the present value of expected credit losses on the non-agency mortgage-related securities portfolio decreased from $10.9 billion at March 31, 2010 to $9.9 billion at June 30, 2010, due mainly to improved home prices and lower forward interest rates. We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $428 million and $938 million during the three and six months ended June 30, 2010, respectively, as our estimate of the present value of expected credit losses on certain individual securities increased during the periods. The expected deterioration in the performance of the collateral underlying these securities has not changed our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities. Included in these net impairments are $398 million and $851 million of impairments related to securities backed by subprime, option ARM, and Alt-A and other loans during the three and six months ended June 30, 2010, respectively.

As part of our impairment analysis, we identified CMBS with a UPB of $900 million that are expected to incur contractual losses, and thus recorded an other-than-temporary impairment charge in earnings of $17 million during the three months ended June 30, 2010. We view the performance of these securities as significantly worse than the vast majority of our CMBS. While delinquencies for loans underlying the remaining securities have increased, we currently believe the credit enhancement related to these securities is sufficient to cover expected losses.

We currently estimate that the future expected principal and interest shortfall on non-agency mortgage-related securities will be significantly less than the fair value declines. Since the beginning of 2007, we have incurred actual principal cash shortfalls of $335 million on impaired securities backed by non-agency mortgage-related securities. However, many of the trusts that issued our non-agency mortgage-related securities were structured so that realized collateral losses in excess of credit enhancements are not passed on to investors until the investment matures.

The decline in mortgage credit performance has been particularly severe for subprime, option ARM, and Alt-A and other loans. Many of the same economic factors impacting the performance of our single-family credit guarantee portfolio also impact the performance of our investments in non-agency mortgage-related securities. High unemployment, a large inventory of unsold homes, tight credit conditions, and weak consumer confidence contributed to poor performance during the three and six months ended June 30, 2010. In addition, subprime, option ARM, and Alt-A and other loans backing our securities have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona, and Nevada. As compared to loans in other states, loans in these states undergoing economic stress are more likely to become delinquent and the credit losses associated with such loans are likely to be higher.

39	Freddie Mac

Our evaluation of certain credit enhancements covering some of the securities also contributed to the impairments. These credit enhancements are provided by certain primary monoline bond insurers. We have determined that it is likely a principal and interest shortfall will occur on the securities, and that in such a case there is substantial uncertainty surrounding the insurer’s ability to pay all future claims. We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our investments in mortgage-related and non-mortgage-related securities. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment earnings charge could exceed our credit enhancement levels, we do not believe that those conditions were likely at June 30, 2010. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at June 30, 2010 and as such has been recorded in AOCI.

During the three and six months ended June 30, 2009 we recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $2.2 billion and $9.2 billion, respectively. The impairments recorded during the three months ended June 30, 2009 related primarily to the expected credit losses on our non-agency mortgage-related securities. Of the impairments recorded during the six months ended June 30, 2009, $6.9 billion were recognized in the first quarter, prior to our adoption of the amendment to the accounting standards related to investments in debt and equity securities, and included both credit and non-credit-related other-than-temporary impairments. For further information on our adoption of the amendment to the accounting standards for investments in debt and equity securities and how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the three and six months ended June 30, 2010 and 2009.

Our assessments concerning other-than-temporary impairment require significant judgment, the use of models and are subject to change due to the performance of the individual securities and mortgage market conditions. Bankruptcy reform, loan modification programs and other forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. We use data provided by third-party vendors as an input in our evaluation of our non-agency mortgage-related securities. Given the extent of the housing and economic downturn over the past few years, it is difficult to forecast and estimate the future performance of mortgage loans and mortgage-related securities with any assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls.

40	Freddie Mac

Ratings of Non-Agency Mortgage-Related Securities

Table 24 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at June 30, 2010 based on their ratings as of June 30, 2010 as well as those held at December 31, 2009 based on their ratings as of December 31, 2009 using the lowest rating available for each security.

Table 24 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

			Gross	Monoline
		Amortized	Unrealized	Insurance
Credit Ratings as of June 30, 2010	UPB	Cost	Losses	Coverage(1)
	(in millions)

Subprime loans:
AAA-rated	$2,927	$2,927	$(352)	$34
Other investment grade	3,808	3,808	(621)	465
Below investment grade(2)	50,687	45,655	(16,866)	1,896

Total	$57,422	$52,390	$(17,839)	$2,395

Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	269	268	(90)	157
Below investment grade(2)	16,334	12,381	(5,680)	61

Total	$16,603	$12,649	$(5,770)	$218

Alt-A and other loans:
AAA-rated	$1,558	$1,570	$(170)	$8
Other investment grade	3,380	3,388	(617)	411
Below investment grade(2)	15,142	12,373	(3,581)	2,626

Total	$20,080	$17,331	$(4,368)	$3,045

CMBS:
AAA-rated	$30,485	$30,558	$(180)	$43
Other investment grade	26,241	26,197	(1,518)	1,656
Below investment grade(2)	3,681	3,461	(1,218)	1,707

Total	$60,407	$60,216	$(2,916)	$3,406

Credit Ratings as of December 31, 2009

Subprime loans:
AAA-rated	$4,600	$4,597	$(643)	$34
Other investment grade	6,248	6,247	(1,562)	625
Below investment grade(2)	50,716	45,977	(18,897)	1,895

Total	$61,564	$56,821	$(21,102)	$2,554

Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	350	345	(152)	166
Below investment grade(2)	17,337	13,341	(6,323)	163

Total	$17,687	$13,686	$(6,475)	$329

Alt-A and other loans:
AAA-rated	$1,825	$1,844	$(247)	$9
Other investment grade	4,829	4,834	(1,051)	530
Below investment grade(2)	14,785	12,267	(4,249)	2,752

Total	$21,439	$18,945	$(5,547)	$3,291

CMBS:
AAA-rated	$32,831	$32,914	$(2,108)	$43
Other investment grade	26,233	26,167	(4,661)	1,658
Below investment grade(2)	2,813	2,711	(1,019)	1,701

Total	$61,877	$61,792	$(7,788)	$3,402

(1)	Represents the amount of UPB covered by monoline insurance. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(2)	Includes certain securities that are no longer rated.

41	Freddie Mac

Mortgage Loans

Table 25 provides detail regarding the mortgage loans on our consolidated balance sheets, including: (a) mortgage loans underlying consolidated single-family PCs and certain Structured Transactions (regardless of whether such securities are held by us or third parties); and (b) unsecuritized single-family and multifamily mortgage loans.

Table 25 — Characteristics of Mortgage Loans on Our Consolidated Balance Sheets

	June 30, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)

Mortgage loans held by consolidated trusts:
Single-family:(1)
Conventional:
Amortizing	$1,553,361	$59,943	$1,613,304	$—	$—	$—
Interest-only	23,390	70,575	93,965	—	—	—

Total conventional	1,576,751	130,518	1,707,269
USDA Rural Development/FHA/VA	3,082	3	3,085	—	—	—
Structured Transactions	8,594	8,678	17,272	—	—	—

Total UPB of single-family mortgage loans held by consolidated trusts	$1,588,427	$139,199	$1,727,626	—	—	—

Premiums, discounts, deferred fees and other basis adjustments			2,876	—	—	—
Allowance for loan losses on mortgage loans held-for-investment by consolidated trusts(2)			(14,476)	—	—	—

Total mortgage loans held by consolidated trusts, net			$1,716,026	$—	$—	$—

Unsecuritized mortgage loans:
Single-family:(1)
Conventional:
Amortizing	$109,023	$3,741	$112,764	$49,033	$1,250	$50,283
Interest-only	4,665	15,208	19,873	425	1,060	1,485

Total conventional	113,688	18,949	132,637	49,458	2,310	51,768
USDA Rural Development/FHA/VA	1,776	—	1,776	3,110	—	3,110

Total single-family	115,464	18,949	134,413	52,568	2,310	54,878
Multifamily(3)	69,657	12,528	82,185	71,939	11,999	83,938

Total UPB of unsecuritized mortgage loans	$185,121	$31,477	$216,598	$124,507	$14,309	138,816

Deferred fees, unamortized premiums, discounts and other basis adjustments			(8,400)			(9,317)
Lower-of-cost-or-fair-value adjustments on loans held-for-sale			(1)			(188)
Allowance for loan losses on unsecuritized mortgage loans held-for-investment(2)			(23,666)			(1,441)

Total unsecuritized mortgage loans, net			$184,531			$127,870

Mortgage loans, net:
Held-for-investment			$1,898,901			$111,565
Held-for-sale			1,656			16,305

Total mortgage loans, net			$1,900,557			$127,870

(1)	Based on the UPB. Variable-rate single-family mortgage loans include those with a contractual coupon rate that is scheduled to change prior to the contractual maturity date. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	See “NOTE 5: MORTGAGE LOANS” for information about our allowance for loan losses on mortgage loans held-for-investment.
(3)	Based on the UPB, excluding mortgage loans traded but not yet settled. Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.

Mortgage loans held-for-sale decreased, and mortgage loans held-for-investment increased, from December 31, 2009 to June 30, 2010, primarily due to a change in the accounting for VIEs discussed in “Change in Accounting Principles,” which resulted in our consolidation of assets underlying approximately $1.8 trillion of our PCs and $21 billion of Structured Transactions as of January 1, 2010. Upon adoption of the new accounting standards on January 1, 2010, we redesignated all single-family loans that were held-for-sale as held-for-investment, which totaled $13.5 billion in UPB and resulted in the recognition of a lower-of-cost-or-fair-value adjustment, which was recorded as an $80 million reduction in the beginning balance of retained earnings for 2010. As of June 30, 2010, our mortgage loans held-for-sale consist solely of multifamily mortgage loans that we purchase for securitization or sale and recorded at fair value. Prior to January 1, 2010, in addition to multifamily loans purchased for securitization or sale, we also had investments in single-family mortgage loans held-for-sale related to mortgages purchased through cash window transactions. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

The UPB of unsecuritized single-family mortgage loans increased by $79.5 billion, from $54.9 billion at December 31, 2009 to $134.4 billion at June 30, 2010, primarily due to increased purchases of delinquent and modified loans from the mortgage pools underlying our PCs discussed below. The UPB of multifamily mortgage loans decreased from $83.9 billion at December 31, 2009 to $82.2 billion at June 30, 2010, primarily due to our limited purchases as well as our sale of $4.0 billion in loans during the first half of 2010. Our multifamily loan sales in the

42	Freddie Mac

first half of 2010 primarily consisted of sales through Structured Transactions which support our efforts to increase securitization of our multifamily mortgages. We expect to continue to make investments in multifamily loans in the remainder of 2010, though our purchases may not exceed liquidations and securitizations.

As securities administrator for the trusts that issue our PCs and Structured Securities, we are required to purchase a mortgage loan out of the applicable trust under certain circumstances at the direction of a court of competent jurisdiction or a U.S. government agency. Additionally, we are required to repurchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. During the six months ended June 30, 2010 and 2009, we purchased $940 million and $714 million, respectively, of convertible ARMs and balloon/reset loans out of PC pools.

As guarantor, we also have the right to purchase mortgages that back our PCs from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages is known as our repurchase option, and we also exercise this option when we modify a mortgage. When we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We also purchase loans under financial guarantees related to our long-term standby agreements; these loans are unsecuritized and we classify them as held-for-investment.

On February 10, 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. The decision to effect these purchases was made based on a determination that the cost of guarantee, or debt payments to the security holders will exceed the cost of holding non-performing loans on our consolidated balance sheets. Due to our January 1, 2010 adoption of amendments to the accounting standards for transfers of financial assets and the consolidation of VIEs, the recognized cost of purchasing most delinquent loans from PC trusts will be less than the recognized cost of continued guarantee payments to security holders. We purchased $56.6 billion and $40.2 billion in UPB of loans from PC trusts during the first and second quarters of 2010, respectively. We expect these purchase volumes will decrease substantially from these levels in the second half of 2010.

See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk” and “Table 45 — Credit Performance of Certain Higher Risk Categories in the Single-Family Credit Guarantee Portfolio” for information about mortgage loans in our single-family credit guarantee portfolio that we believe have higher risk characteristics.

The tables below present the number and UPB of single-family loans three monthly payments past due and of loans four monthly payments or more past due, respectively, that underlie our consolidated trusts as of June 30, 2010. Table 27 presents loans that we expect to purchase, and thereby extinguish the related PC debt, at the next scheduled PC debt payment date (45- or 75-day delay, as appropriate), unless the loans proceed to foreclosure transfer, complete a foreclosure alternative or otherwise cure by receipt of payment by the borrower before such date.

43	Freddie Mac

Table 26 — Loans Three Monthly Payments Past Due in PC Trusts, By Loan Origination Year(1)

	As of June 30, 2010
	UPB of Delinquent	Delinquency	# of Delinquent
	Loans(3)	Rate(2)	Loans(2)
	(UPB in millions)

Fixed-rate

30 year maturity —
Loan origination year:
2010	$4	0.01%	23
2009	142	0.04%	596
2008	827	0.49%	3,774
2007	1,620	0.95%	8,435
2006	1,049	0.81%	5,447
2005	805	0.54%	4,533
2004 and Prior	865	0.33%	7,314
15 year maturity —
Loan origination year:
2010	0	0.00%	3
2009	4	0.01%	32
2008	23	0.13%	160
2007	28	0.31%	241
2006	28	0.30%	234
2005	37	0.24%	406
2004 and Prior	113	0.10%	1,745
Initial Interest —
Loan origination year:
2010	N/A	N/A	N/A
2009	0	0.00%	0
2008	32	1.35%	108
2007	277	1.59%	1,015
2006	74	1.81%	297
2005	10	1.13%	51
2004 and Prior	0	1.09%	2

Total — Fixed-rate	$5,938	0.34%	34,416

Adjustable-rate (ARM)
Fully amortizing —
Loan origination year:
2010	$0	0.00%	0
2009	0	0.00%	0
2008	20	0.54%	76
2007	41	1.53%	187
2006	64	1.12%	303
2005	49	0.61%	249
2004 and Prior	21	0.30%	143
Initial Interest —
Loan origination year:
2010	0	0.00%	0
2009	0	0.08%	1
2008	79	0.88%	258
2007	460	2.17%	1,656
2006	416	1.80%	1,578
2005	160	1.46%	696
2004 and Prior	1	0.81%	9

Total — Adjustable-rate	$1,311	1.33%	5,156

(1)	Table does not include loans underlying PCs with coupons less than 4%, or loans underlying Fixed-rate 20, Fixed-rate 40 and Balloon PCs, as well as certain conforming Jumbo loans underlying non-TBA PCs. As of June 30, 2010, the outstanding UPB of mortgage loans in these categories that were three monthly payments past due was $343 million, of which mortgage loans underlying PCs with coupons less than 4% that were three monthly payments past due was $177 million. An N/A indicates there were no PCs issued in the specified loan origination year. Those categories with UPB of delinquent loans shown as 0 represent less than $1 million.
(2)	Based on the number of mortgage loans three monthly payments past due.
(3)	Represents loan-level UPB. The loan-level UPB may vary from the Fixed-rate PC UPB primarily due to guaranteed principal payments made by Freddie Mac on the PCs. In the case of Fixed-rate Initial Interest PCs, if they have not begun to amortize, there is no variance.

44	Freddie Mac

Table 27 — Loans Four Monthly Payments or More Past Due in PC Trusts, By Loan Origination Year(1)

	As of June 30, 2010
	UPB of Delinquent	Delinquency	# of Delinquent
	Loans(3)	Rate(2)	Loans(2)
	(UPB in millions)

Fixed-rate

30 year maturity —
Loan origination year:
2010	$1	0.00%	7
2009	83	0.02%	366
2008	536	0.31%	2,399
2007	1,050	0.61%	5,392
2006	688	0.52%	3,515
2005	509	0.33%	2,829
2004 and Prior	471	0.18%	3,831
15 year maturity —
Loan origination year:
2010	0	0.00%	0
2009	3	0.00%	17
2008	13	0.07%	86
2007	15	0.17%	133
2006	13	0.15%	117
2005	23	0.13%	230
2004 and Prior	60	0.05%	894
Initial Interest —
Loan origination year:
2010	N/A	N/A	N/A
2009	0	0.00%	0
2008	18	0.80%	64
2007	198	1.14%	726
2006	48	1.13%	185
2005	9	0.82%	37
2004 and Prior	0	0.54%	1

Total Fixed-rate	$3,738	0.20%	20,829

Adjustable-rate (ARM)
Fully amortizing —
Loan origination year:
2010	$0	0.00%	0
2009	0	0.00%	0
2008	14	0.37%	52
2007	35	1.24%	151
2006	49	0.87%	235
2005	35	0.42%	171
2004 and Prior	12	0.18%	84
Initial Interest —
Loan origination year:
2010	0	0.00%	0
2009	0	0.00%	0
2008	50	0.56%	164
2007	335	1.59%	1,215
2006	339	1.48%	1,290
2005	107	0.98%	466
2004 and Prior	2	0.54%	6

Total Adjustable-rate	$978	0.99%	3,834

(1)	Table does not include loans underlying PCs with coupons less than 4%, or loans underlying Fixed-rate 20, Fixed-rate 40 and Balloon PCs, as well as certain conforming Jumbo loans underlying non-TBA PCs. As of June 30, 2010, the outstanding UPB of mortgage loans in these categories that were four monthly payments or more past due was $1.4 billion, of which mortgage loans underlying PCs with coupons less than 4% that were four monthly payments or more past due was $1.3 billion. An N/A indicates there were no PCs issued in the specified loan origination year. Those categories with UPB of delinquent loans shown as 0 represent less than $1 million.
(2)	Based on the number of mortgage loans four monthly payments or more past due.
(3)	Represents loan-level UPB. The loan-level UPB may vary from the Fixed-rate PC UPB primarily due to guaranteed principal payments made by Freddie Mac on the PCs. In the case of Fixed-rate Initial Interest PCs, if they have not begun to amortize, there is no variance.

Prior to January 1, 2010, and currently, for our remaining guarantees to non-consolidated VIEs and other mortgage-related financial guarantees, we record loans that we purchase in connection with the performance of our guarantees at fair value and record losses on loans purchased on our consolidated statements of operations in order to reduce our net investment in acquired loans to their fair value.

Our net investment in loans with deterioration in credit purchased under financial guarantees was $8.6 billion and $10.1 billion at June 30, 2010 and December 31, 2009, respectively, related to loans with a UPB of $16.6 billion and $19.0 billion, respectively. The aggregate UPB of these loans declined during the first half of 2010 primarily because

45	Freddie Mac

$1.8 billion in UPB were modified as TDRs or resolved in foreclosure transfers and approximately $792 million of cash was received in principal repayments. During the first half of 2010 and 2009, we purchased approximately $138 million and $6.9 billion, respectively, in UPB of these loans with a fair value at acquisition of $91 million and $2.6 billion, respectively. The decline in our purchases in the first half of 2010, as compared to the first half of 2009, was due to the adoption of changes in accounting for consolidation of VIEs at January 1, 2010. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information on the impact of these changes. See “NOTE 5: MORTGAGE LOANS” for further information.

Table 28 summarizes our purchase and guarantee activity in mortgage loans for the three and six months ended June 30, 2010 and 2009. Activity for the three and six months ended June 30, 2010 consists of mortgage loans on our consolidated balance sheets, including: (a) mortgage loans underlying consolidated single-family PCs and certain Structured Transactions (regardless of whether such securities are held by us or third parties); (b) unsecuritized single-family and multifamily mortgage loans; and (c) mortgage loans underlying our mortgage-related financial guarantees which are not consolidated on our balance sheets. Activity for the three and six months ended June 30, 2009 consists of: (a) mortgage loans underlying our mortgage-related financial guarantees, including those underlying our PCs and Structured Securities (regardless of whether such securities are held by us or third parties) which were not consolidated on our balance sheets prior to January 1, 2010; and (b) unsecuritized single-family and multifamily mortgage loans on our consolidated balance sheets.

Table 28 — Mortgage Loan Activity(1)

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	UPB	% of	UPB	% of	UPB	% of	UPB	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
Conventional:
40-year amortizing fixed-rate	$8	<1%	$3	<1%	$9	<1%	$54	<1%
30-year amortizing fixed-rate	53,653	67	125,722	81	119,266	70	222,950	82
20-year amortizing fixed-rate	3,871	5	4,192	3	7,229	4	7,448	3
15-year amortizing fixed-rate	14,737	18	19,677	13	29,851	18	31,066	12
ARMs/adjustable-rate(2)	3,925	5	118	<1	5,783	3	301	<1
Interest-only(3)	499	1	157	<1	820	1	377	<1
HFA bonds(4)	—	—	—	—	2,469	1	—	—
FHA/VA(5)	180	<1	477	<1	367	<1	695	<1
USDA Rural Development and other federally guaranteed loans	169	<1	142	<1	296	<1	211	<1

Total single-family(6)	77,042	96%	150,488	97	166,090	97	263,102	97

Multifamily:
Conventional	2,954	4	4,447	3	4,495	3	8,271	3
HFA bonds(4)	—	—	—	—	572	<1	—	—

Total multifamily	2,954	4	4,447	3	5,067	3	8,271	3

Total mortgage loan purchases and guarantee issuances(7)	$79,996	100%	$154,935	100%	$171,157	100%	$271,373	100%

Mortgage purchases and guarantee issuances with credit enhancements	8%		6%		11%		7%
Mortgage liquidations(8)	$85,798		$140,497		$168,798		$240,740

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes net additions of delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the first half of 2009 or 2010.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Consists of our unsecuritized guarantees of HFA bonds under the Temporary Credit and Liquidity Facilities Initiative. See our 2009 Annual Report for further information on this component of the Housing Finance Agency Initiative.
(5)	Excludes FHA/VA loans that back Structured Transactions.
(6)	Includes $11.0 billion of mortgage loans in excess of $417,000, which are referred to as conforming jumbo mortgages, for both the six months ended June 30, 2010 and 2009, respectively.
(7)	Includes issuances of unsecuritized mortgage-related financial guarantees on single-family loans of $3.1 billion and $0 billion, and issuances of unsecuritized mortgage-related financial guarantees on multifamily loans of $0.9 billion and $0.2 billion during the six months ended June 30, 2010 and 2009, respectively.
(8)	Excludes liquidations of loans related to our February 10, 2010 announcement that we would begin purchasing substantially all 120 days or more delinquent mortgages from our related fixed-rate and ARM PCs.

Derivative Assets and Liabilities, Net

At June 30, 2010, the net fair value of our total derivative portfolio was $(0.7) billion, as compared to $(0.4) billion at December 31, 2009. This decrease in the net fair value of our total derivative portfolio was primarily

46	Freddie Mac

due to the decline in longer-term swap interest rates. Also contributing to this decrease was a decrease in implied volatility on our options portfolio. See “NOTE 11: DERIVATIVES” for additional information regarding our derivatives. Also see “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

Table 29 shows the fair value for each derivative type and the maturity profile of our derivative positions. A positive fair value in Table 29 for each derivative type is the estimated amount, prior to netting by counterparty, which we would be entitled to receive if we terminated the derivatives of that type. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, which we would owe if we terminated the derivatives of that type. See “Table 40 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 29 also provides the weighted average fixed rate of our pay-fixed and receive-fixed interest-rate swaps.

Table 29 — Derivative Fair Values and Maturities

	June 30, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$321,237	$9,196	$295	$1,055	$2,638	$5,208
Weighted average fixed rate(4)			2.93%	1.49%	2.92%	3.77%
Forward-starting swaps(5)	28,308	1,587	—	375	1	1,211
Weighted average fixed rate(4)			—	3.79%	1.62%	4.47%

Total receive-fixed	349,545	10,783	295	1,430	2,639	6,419

Basis (floating to floating)	53,910	13	1	2	5	5
Pay-fixed:
Swaps	324,274	(28,700)	(349)	(1,523)	(5,325)	(21,503)
Weighted average fixed rate(4)			3.68%	2.24%	3.95%	4.38%
Forward-starting swaps(5)	61,920	(6,088)	—	—	—	(6,088)
Weighted average fixed rate(4)			—	—	—	4.73%

Total pay-fixed	386,194	(34,788)	(349)	(1,523)	(5,325)	(27,591)

Total interest-rate swaps	789,649	(23,992)	(53)	(91)	(2,681)	(21,167)

Option-based:
Call swaptions
Purchased	137,235	12,932	3,461	4,333	2,347	2,791
Written	26,975	(853)	(340)	(81)	(399)	(33)
Put swaptions
Purchased	82,240	949	38	202	217	492
Written	7,000	(12)	—	(12)	—	—
Other option-based derivatives(6)	57,473	1,963	(22)	—	—	1,985

Total option-based	310,923	14,979	3,137	4,442	2,165	5,235

Futures	188,354	(86)	(65)	(21)	—	—
Foreign-currency swaps	4,594	799	801	15	(17)	—
Commitments(7)	27,817	10	10	—	—	—
Swap guarantee derivatives	3,531	(35)	—	—	(1)	(34)

Subtotal	1,324,868	(8,325)	$3,830	$4,345	$(534)	$(15,966)

Credit derivatives	13,665	11

Subtotal	1,338,533	(8,314)
Derivative interest receivable (payable), net		(791)
Trade/settle receivable (payable), net		17
Derivative cash collateral (held) posted, net		8,387

Total	$1,338,533	$(701)

(1)	Fair value is categorized based on the period from June 30, 2010 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The fair value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(6)	Primarily represents purchased interest-rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

47	Freddie Mac

Table 30 summarizes the changes in derivative fair values.

Table 30 — Changes in Derivative Fair Values

	Six Months Ended
	June 30,(1)
	2010	2009
	(in millions)

Beginning balance — net asset (liability)	$(2,267)	$(3,827)
Net change in:
Commitments(2)	(1)	(247)
Credit derivatives	(4)	(12)
Swap guarantee derivatives	(1)	(24)
Other derivatives:(3)
Changes in fair value	(5,816)	4,424
Fair value of new contracts entered into during the period(4)	(324)	1,393
Contracts realized or otherwise settled during the period	99	(3,520)

Ending balance — net asset (liability)	$(8,314)	$(1,813)

(1)	The fair value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net, and derivative cash collateral (held) posted, net. Refer to “Table 29 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of June 30, 2010. Fair value excludes $186 million of derivative interest payable, net, $24 million of trade/settle payable, net and $1.5 billion of derivative cash collateral posted, net at June 30, 2009.
(2)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps, and interest-rate caps and floors.
(4)	Consists primarily of cash premiums paid or received on options.

Real Estate Owned, Net

As a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee, we acquire properties, which are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net increased to $6.3 billion at June 30, 2010 from $4.7 billion at December 31, 2009. Temporary suspensions of foreclosure transfers of occupied homes during portions of 2009 and delays associated with the HAMP process resulted in higher balances of non-performing loans in our single-family credit guarantee portfolio in 2010. Foreclosure activity increased during the first half of 2010 as many of the non-performing loans transitioned to REO. We experienced the highest volume of single-family REO acquisitions in the first half of 2010 in the states of Florida, California, Arizona, Michigan, Georgia, Illinois and Texas. We expect our REO inventory to continue to grow in the remainder of 2010. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Credit Performance — Non-Performing Assets” for additional information.

Deferred Tax Assets, Net

Subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the second quarter of 2010. We increased our valuation allowance by $7.3 billion in the first six months of 2010. This amount consisted of $4.2 billion attributable to temporary differences as well as tax net operating loss and tax credit carryforwards generated during the first six months of 2010 and $3.1 billion attributable to the adoption of new accounting standards in the first quarter of 2010 that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information regarding these changes and a related change to the amortization method for certain related deferred items. Our total valuation allowance as of June 30, 2010 was $32.4 billion. As of June 30, 2010, after consideration of the valuation allowance, we had a net deferred tax asset of $7.9 billion, representing the tax effect of unrealized losses on our available-for-sale securities. Management believes it is more likely than not that the deferred tax asset related to these unrealized losses will be realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the net deferred tax assets may change in future periods, particularly if the mortgage and housing markets continue to decline. We received a Statutory Notice assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. This allows us 90 days from the date of receipt to file a petition with the U.S. Tax Court. Alternatively, we would remit payment for the notice and have the option to file suit for refund or forgo further action. For additional information, see “NOTE 13: INCOME TAXES.”

48	Freddie Mac

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other mortgage-related financial guarantees, accounts and other receivables, and other miscellaneous assets. Upon consolidation of our single-family PC trusts and certain Structured Transactions, our guarantee asset does not have a material impact on our results and is, therefore, included in other assets on our consolidated balance sheets. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information. As of June 30, 2010 and December 31, 2009, our guarantee asset within other assets on our consolidated balance sheets was $485 million and $10.4 billion, respectively. The decrease in our guarantee asset as of June 30, 2010 was primarily due to the fact that we no longer recognize a guarantee asset on PCs and certain Structured Transactions issued by consolidated securitization trusts.

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

Table 31 presents the UPB for our issued PCs and Structured Securities based on the underlying mortgage product type. Balances as of December 31, 2009 are based on mortgage loans underlying our mortgage-related financial guarantees, including those underlying our PCs and Structured Securities (regardless of whether such securities are held by us or third parties) which were issued by trusts that were not consolidated on our balance sheets prior to January 1, 2010.

49	Freddie Mac

Table 31 — PCs and Structured Securities(1)

	June 30, 2010(2)			December 31, 2009(2)
	Issued by	Issued by
	Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Total
	(in millions)

Single-family:
Conventional:
40-year amortizing fixed-rate	$1,054	$—	$1,054	$1,541
30-year amortizing fixed-rate	1,272,650	—	1,272,650	1,316,512
20-year amortizing fixed-rate	57,337	—	57,337	57,705
15-year amortizing fixed-rate	238,146	—	238,146	241,721
ARMs/adjustable-rate	60,094	—	60,094	67,040
Option ARMs(3)	1,361	—	1,361	1,388
Interest-only(4)	95,340	—	95,340	131,529
FHA/VA	2,105	—	2,105	1,178
USDA Rural Development and other federally guaranteed loans	991	—	991	165

Total single-family	1,729,078	—	1,729,078	1,818,779

Multifamily:
Multifamily — conventional	—	5,016	5,016	5,085

Total single-family and multifamily — conventional	1,729,078	5,016	1,734,094	1,823,864

Structured Securities backed by non-Freddie Mac mortgage-related securities:
HFA bonds:
Single-family	—	6,216	6,216	3,113
Multifamily	—	1,378	1,378	391

Total HFA bonds	—	7,594	7,594	3,504
Other Structured Transactions:
Single-family(5)	17,521	4,454	21,975	23,841
Multifamily	—	6,214	6,214	2,655

Total Other Structured Transactions	17,521	10,668	28,189	26,496
Ginnie Mae Certificates(6)	—	880	880	949

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	17,521	19,142	36,663	30,949

Total PCs and Structured Securities	$1,746,599	$24,158	$1,770,757	$1,854,813

Less: Repurchased PCs and Structured Transactions(7)	(209,650)

Total UPB of debt securities of consolidated trusts held by third parties	$1,536,949

(1)	Based on UPB of the securities and excludes mortgage-related debt traded, but not yet settled.
(2)	Excludes long-term standby commitments and other financial guarantees for mortgage assets held by third parties that require us to purchase loans from lenders when these loans meet certain delinquency criteria. Prior year amounts have been revised to conform to the current presentation.
(3)	Excludes option ARM mortgage loans that back our Structured Securities. See endnote (5) for additional information.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Single-family Structured Securities are backed by non-agency securities that include prime, FHA/VA and subprime mortgage loans and include $9.0 billion and $9.6 billion of securities backed by option ARM mortgage loans at June 30, 2010 and December 31, 2009, respectively.
(6)	Ginnie Mae Certificates that underlie Structured Securities are backed by FHA/VA loans.
(7)	Represents the UPB of repurchased PCs and certain Structured Transactions issued by trusts that are consolidated on our balance sheets and includes certain remittance amounts associated with our trust administration that are payable to third-party PC holders as of June 30, 2010. Our holdings of non-consolidated PCs and Structured Securities are presented in “Table 20 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

50	Freddie Mac

Table 32 presents issuances and extinguishments of the debt securities of our consolidated trusts during the six months ended June 30, 2010. Debt securities of consolidated trusts held by third parties represents the UPB of PCs and certain Structured Transactions held by third parties issued by our consolidated trusts.

Table 32 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

Six Months Ended
June 30, 2010
(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties(2)	$1,564,093
Issuances of debt securities of consolidated trusts based on underlying mortgage product type:
Single-family:
Conventional:
40-year amortizing fixed-rate	8
30-year amortizing fixed-rate	121,173
20-year amortizing fixed-rate	6,879
15-year amortizing fixed-rate	27,377
ARMs/adjustable-rate	5,605
Interest-only	757
FHA/VA	1,074
USDA Rural Development and other federally guaranteed loans	847

Total issuances of debt securities of consolidated trusts	163,720
Extinguishments, net(3)	(190,864)

Ending balance of debt securities of consolidated trusts held by third parties	$1,536,949

(1)	Based on UPB of debt securities of consolidated trusts.
(2)	Represents UPB of debt securities of consolidated trusts held by third parties upon adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010.
(3)	Represents: (a) net UPB of purchases and sales of PCs and certain Structured Securities issued by our consolidated trusts; (b) principal repayments related to PCs and Structured Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust administration that are payable to third-party PC holders as of June 30, 2010.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer advanced interest payable and certain other servicer liabilities, and other miscellaneous liabilities. Upon consolidation of our single-family PC trusts and certain Structured Transactions, the guarantee obligation and related reserve for guarantee losses do not have a material effect on our results and are, therefore, included in other liabilities on our consolidated balance sheets. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information. As of June 30, 2010 and December 31, 2009, our guarantee obligation within other liabilities on our consolidated balance sheets was $655 million and $12.5 billion, respectively. The decrease in our guarantee obligation during the first half of 2010 was primarily due to the fact that we no longer recognize a guarantee obligation on PCs and Structured Securities that are issued by consolidated securitization trusts. Our reserve for guarantee losses decreased by $32.2 billion during the first half of 2010 to $177 million as of June 30, 2010, as a result of the consolidation of our single-family PC trusts and certain Structured Transactions, as noted above. Upon consolidation, reserves for credit losses related to mortgage loans held in consolidated securitization trusts are included in our allowance for loan losses.

Total Equity (Deficit)

Total equity (deficit) decreased from $4.4 billion at December 31, 2009 to $(1.7) billion at June 30, 2010, reflecting decreases due to: (a) the cumulative effect of changes in accounting principles of $(11.7) billion due to our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs; (b) payment of senior preferred stock dividends in an aggregate amount of $2.6 billion; and (c) a net loss of $11.4 billion for the six months ended June 30, 2010. These decreases in total equity (deficit) were partially offset by $10.6 billion received from Treasury on June 30, 2010 as an additional draw under the Purchase Agreement as well as a $8.7 billion decrease in our unrealized losses in AOCI, net of taxes, on our available-for-sale securities excluding the impacts of our adoption of such amendments to the accounting standards.

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information on the cumulative effect of these changes in accounting principles.

The balance of AOCI at June 30, 2010 was a net unrealized loss of approximately $17.2 billion, net of taxes, compared to a net unrealized loss of $23.6 billion, net of taxes, at December 31, 2009 and $26.3 billion at January 1, 2010. Unrealized losses, including the impacts of the cumulative effect of changes in accounting principles, in AOCI, net of taxes, on our available-for-sale securities decreased by $6.1 billion during the six months ended June 30, 2010 primarily attributable to fair value increases resulting from a net decrease in interest rates and net tightening of OAS levels related to CMBS and improved liquidity for agency mortgage-related securities.

51	Freddie Mac

FAIR VALUE MEASUREMENTS AND ANALYSIS

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding fair value hierarchy and measurements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2009 Annual Report.

We categorize assets and liabilities measured and reported at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive their fair values and our judgment regarding the observability of the related inputs. Those judgments are based on our knowledge and observations of the markets relevant to the individual assets and liabilities and may vary based on current market conditions. In applying our judgments, we review ranges of third party prices and transaction volumes, and hold discussions with dealers and pricing service vendors to understand and assess the extent of market benchmarks available and the judgments or modeling required in their processes. Based on these factors, we determine whether the inputs are observable and whether the principal markets are active or inactive.

The non-agency mortgage-related securities market continued to be illiquid during the second quarter of 2010, with low transaction volumes, wide credit spreads, and limited transparency. We value our non-agency mortgage-related securities based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We periodically have discussions with our dealers and pricing service vendors to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are determined not to be valid based on our validation processes. See “MD&A — CRITICAL ACCOUNTING POLICES AND ESTIMATES — Valuation of a Significant Portion of Assets and Liabilities — Controls over Fair Value Measurement” in our 2009 Annual Report for information on our validation processes.

Table 33 below summarizes our assets and liabilities measured at fair value on a recurring basis at June 30, 2010.

Table 33 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At June 30, 2010
	Total GAAP
	Recurring	Percentage in
	Fair Value	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value	$245,305	52%
Trading, at fair value	66,633	6
Mortgage loans:
Held-for-sale, at fair value	1,656	100
Derivative assets, net(1)	172	1
Other assets:
Guarantee asset, at fair value	485	100

Total assets carried at fair value on a recurring basis(1)	$314,251	39

Liabilities:
Debt securities recorded at fair value	$7,743	—%
Derivative liabilities, net(1)	873	—

Total liabilities carried at fair value on a recurring basis(1)	$8,616	—

(1)	Percentages in Level 3 are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At June 30, 2010 and December 31, 2009, we measured and recorded at fair value on a recurring basis $133.0 billion and $161.5 billion, or approximately 39% and 25%, of total assets carried at fair value on a recurring basis, respectively, using significant unobservable inputs (Level 3), before the impact of counterparty and cash

52	Freddie Mac

collateral netting across the levels of the fair value hierarchy. Our Level 3 assets primarily consist of non-agency residential mortgage-related securities and CMBS. We also measured and recorded at fair value on a recurring basis $0.1 billion and $0.6 billion, or less than 1% and 2%, of total liabilities carried at fair value on a recurring basis at June 30, 2010 and December 31, 2009, respectively, using significant unobservable inputs, before the impact of counterparty and cash collateral netting across the levels of the fair value hierarchy. Our Level 3 liabilities consist of certain derivative contracts in which we are in a liability position.

During the second quarter of 2010, our Level 3 assets decreased by $1.0 billion mainly attributable to monthly remittances of principal repayments from the underlying collateral. For the six months ended June 30, 2010, our Level 3 assets decreased by $28.5 billion primarily due to the adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These accounting changes resulted in the elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including the elimination of certain mortgage-related securities issued by our consolidated trusts that are held by us and the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.3 billion of Level 3 assets to Level 2 during the six months ended June 30, 2010, resulting from improved liquidity and availability of price quotes received from dealers and third-party pricing services.

See “NOTE 19: FAIR VALUE DISCLOSURES — Table 19.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “RISK MANAGEMENT — Credit Risks” and “Table 20 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

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

For multifamily held-for-sale loans with the fair value option elected, we consider the ability of the underlying property to generate sufficient cash flow to service the debt and the relative loan to property value in determining fair value. Gains and losses attributable to changes in the credit risk of these held-for-sale mortgage loans were determined primarily from the changes in OAS level.

We also consider credit risk in the valuation of our derivative positions. For derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. The amount of collateral held depends on the credit rating of the counterparty and is based on our credit risk policies. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk — Derivative Counterparties” for a discussion of our counterparty credit risk. Similarly, for derivatives that are in a liability position, we post collateral to counterparties in accordance with agreed upon thresholds. Our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above.

Consolidated Fair Value Balance Sheets Analysis

Our consolidated fair value balance sheets present our estimates of the fair value of our financial assets and liabilities. See “NOTE 19: FAIR VALUE DISCLOSURES — Table 19.6 — Consolidated Fair Value Balance Sheets” for our fair value balance sheets.

During the six months ended June 30, 2010, our fair value results were impacted by several improvements in our approach for estimating the fair value of certain financial instruments. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 19: FAIR VALUE DISCLOSURES” for more information on fair values.

In conjunction with the preparation of our consolidated fair value balance sheets, we use a number of financial models. See “RISK FACTORS,” “RISK MANAGEMENT — Operational Risks” and “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — Interest-Rate Risk and Other Market Risks” in our 2009 Annual Report for information concerning the risks associated with these models.

53	Freddie Mac

Table 34 shows our summary of change in the fair value of net assets.

Table 34 — Summary of Change in the Fair Value of Net Assets

	Six Months Ended
	June 30,
	2010	2009
	(in billions)

Beginning balance	$(62.5)	$(95.6)
Changes in fair value of net assets, before capital transactions	8.2	(10.3)
Capital transactions:
Dividends, share repurchases and issuances, net(1)	8.0	35.4

Ending balance	$(46.3)	$(70.5)

(1)	Six months ended June 30, 2010 and 2009 includes funds received from Treasury of $10.6 billion and $36.9 billion, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

Discussion of Fair Value Results

Our consolidated fair value measurements are a component of our risk management procedures, as we use daily estimates of the changes in fair value to calculate our PMVS and duration gap measures. During the six months ended June 30, 2010, the fair value of net assets, before capital transactions, increased by $8.2 billion compared to a $10.3 billion decrease during the six months ended June 30, 2009. Our fair value results for the six months ended June 30, 2010 included funds received from Treasury of $10.6 billion under the Purchase Agreement that increased the liquidation preference of our senior preferred stock, which was partially offset by the $2.6 billion of dividends paid to Treasury on our senior preferred stock. The fair value of net assets as of June 30, 2010 was $(46.3) billion, compared to $(62.5) billion as of December 31, 2009.

During the six months ended June 30, 2010, the increase in the fair value of net assets, before capital transactions, was primarily due to high core spread income and an increase in the fair value of our investments in mortgage-related securities driven by the tightening of the OAS levels of agency mortgage-related securities and CMBS. The fair value of net assets was also positively impacted by higher than previously expected house prices and an increase in prepayment speeds on our PC debt securities. The increase in fair value was partially offset by an increase in the risk premium related to our single-family loans in the continued weak credit environment.

During the six months ended June 30, 2009, the fair value of net assets, before capital transactions, declined primarily due to an increase in the guarantee obligation related to the declining credit environment. This decline in fair value was partially offset by higher estimated core spread income and an increase in fair value attributable to net mortgage-to-debt OAS tightening.

When the OAS on a given asset widens, the fair value of that asset will typically decline, all other market factors being equal. However, we believe such OAS widening has the effect of increasing the likelihood that, in future periods, we will recognize income at a higher spread on this existing asset. The reverse is true when the OAS on a given asset tightens — current period fair values for that asset typically increase due to the tightening in OAS, while future income recognized on the asset is more likely to be earned at a reduced spread. However, as market conditions change, our estimate of expected fair value gains and losses from OAS may also change, and the actual core spread income recognized in future periods could be significantly different from current estimates.

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

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

•	other cash flows from operating activities, including guarantee activities;

54	Freddie Mac

•	borrowings against mortgage-related securities and other investment securities we hold; and

•	sales of securities we hold.

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address deficits in our net worth. We received $10.6 billion in cash from Treasury pursuant to draws under the Purchase Agreement during the six months ended June 30, 2010.

We believe that the support provided by Treasury pursuant to the Purchase Agreement will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities through 2012.

Liquidity Management

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices and policies. These practices and policies provide for us to maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet outgoing cash obligations for an extended period, without access to short- and long-term unsecured debt markets. We also actively manage the concentration of debt maturities and closely monitor our monthly maturity profile. Under these practices and policies, we maintain a backup core reserve portfolio of liquid non-mortgage securities designed to provide additional liquidity in the event of a liquidity crisis. Our liquidity management practices and policies provide for us to maintain an amount of unencumbered collateral intended to cover our largest projected cash shortfall on any day over the following 365 calendar days.

Our liquidity management policies provide for us to:

•	maintain funds sufficient to cover our maximum cash liquidity needs for at least the following 35 calendar days, assuming no access to the short- and long-term unsecured debt markets. At least 50% of such amount, which is based on the average daily 35-day cash liquidity needs of the preceding three months, must be held: (a) in U.S. Treasuries with remaining maturities of five years or less or other U.S. government-guaranteed securities with remaining maturities of one year or less; or (b) as uninvested cash at the Federal Reserve Bank of New York;

•	maintain a portfolio of liquid, high quality marketable non-mortgage-related securities with a market value of at least $10 billion, exclusive of the 35-day cash requirement discussed above. The portfolio must consist of securities with maturities greater than 35 days. The credit quality of these investments is monitored by our Credit Risk Management group on a daily basis;

•	closely monitor the proportion of debt maturing within the next year. We actively manage the composition of short- and long-term debt, as well as our patterns of redemption of callable debt, to manage the proportion of effective short-term debt to reduce roll-over risk; and

•	maintain unencumbered collateral with a value greater than or equal to the largest projected cash shortfall on any day over the following 365 calendar days, assuming no access to the short- and long-term unsecured debt markets.

Although U.S. Treasury securities with remaining maturities of five years or less may be used to satisfy both of the short-term liquidity requirements above, no more than an aggregate of $10 billion of market value will be held in U.S. Treasury notes with remaining maturities of between one and five years to satisfy these requirements.

We also continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

We manage our liquidity position daily with respect to our liquidity policies. Throughout the second quarter of 2010, Freddie Mac complied with all Board and management limits, typically maintaining a daily position with sufficient funds to cover our maximum cash liquidity needs well in excess of 35 days. Furthermore, all funds for covering our short-term cash liquidity needs are invested in short-term assets with a rating of A-1/P-1 or AAA, as appropriate. In the event of a downgrade of a position, our credit governance policies require us to exit from the position within a specified period.

With respect to our long-term liquidity position, we maintain more than sufficient unencumbered collateral to cover our largest projected cash shortfall on any day over the next 365 calendar days. This is based on a daily forecast of all existing contractual cash obligations over the following 365 calendar days to facilitate cash management. In addition, we forecast discretionary cash outflows associated with callable debt redemptions. This enables us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest-rate risk associated with asset and liability management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

55	Freddie Mac

Notwithstanding these practices, our ability to maintain sufficient liquidity, including by pledging mortgage-related and other securities as collateral to other financial institutions, could cease or change rapidly and the cost of the available funding could increase significantly due to changes in market confidence and other factors. For more information, see “RISK FACTORS — Competitive and Market Risks — Our business may be adversely affected by limited availability of financing, increased funding costs and uncertainty in our securitization financing” in our 2009 Annual Report.

Actions of Treasury, the Federal Reserve and FHFA

Since our entry into conservatorship, Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The conservatorship, and the resulting support we received from Treasury and the Federal Reserve, enabled us to access debt funding on terms sufficient for our needs.

Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. After 2012, Treasury’s remaining funding commitment under the Purchase Agreement will be $149.3 billion ($200 billion maximum amount of the commitment from Treasury reduced by cumulative draws of $50.7 billion for net worth deficits through December 31, 2009), minus the lesser of (a) any positive net worth we may have as of December 31, 2012 and (b) any cumulative amount of any draws that we have taken to eliminate net worth deficits during 2010, 2011 and 2012.

While we believe that the support provided by Treasury pursuant to the Purchase Agreement will be sufficient to enable us to maintain our access to the debt markets and ensure that we have adequate liquidity to conduct our normal business activities through 2012, the costs of our debt funding could vary. For example, our funding costs for debt with maturities beyond 2012 could be high. In addition, uncertainty about the future of the GSEs could affect our debt funding costs. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at June 30, 2010, our aggregate funding received from Treasury under the Purchase Agreement will increase to $63.1 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

For more information on these actions, see “BUSINESS — Conservatorship and Related Developments” and “— Regulation and Supervision” in our 2009 Annual Report.

Dividend Obligation on the Senior Preferred Stock

Following funding of the draw request in respect of our net worth deficit at June 30, 2010, that FHFA will submit on our behalf, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.2 billion to $6.4 billion, which exceeds our annual historical earnings in most periods. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.3 billion in cash on the senior preferred stock on June 30, 2010 at the direction of our Conservator. To date, we have paid $6.9 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends, combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010) will have an adverse impact on our future financial condition and net worth.

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

As discussed in “Capital Resources,” we expect to make additional draws under the Purchase Agreement in future periods. Further draws will increase the liquidation preference of and the dividends we owe on the senior preferred stock.

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable during the three and six months ended June 30, 2010, due to the support from Treasury under the Purchase Agreement. We also believe the favorable spreads in the second quarter were impacted by the increased purchases of our debt by investors as a result of concerns related to the European economic crisis and favorable spreads in the first quarter were impacted by the Federal Reserve’s purchases in the secondary market of our long-term debt under its purchase program, which has ended. As a result, we were able to replace some higher cost short- and long-term debt with lower cost short- and long-term debt.

56	Freddie Mac

The Purchase Agreement limits the amount of indebtedness we may incur. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. As of June 30, 2010, we estimate that the par value of our aggregate indebtedness totaled $803.8 billion, which was approximately $276.2 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as: (a) total debt, net; less (b) debt securities of consolidated trusts held by third parties. We disclose the amount of our indebtedness on this basis monthly under the caption “Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our website and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

Table 35 summarizes the par value of certain debt securities we issued, based on settlement dates, during the three and six months ended June 30, 2010 and 2009.

Table 35 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$103,331	$116,525	$256,934	$320,341
Medium-term notes — callable	—	—	—	7,780
Medium-term notes — non-callable(2)	565	—	1,065	11,350

Total short-term debt	103,896	116,525	257,999	339,471
Long-term debt:
Medium-term notes — callable(3)	62,975	52,968	126,696	111,906
Medium-term notes — non-callable	23,958	37,797	51,200	93,811
U.S. dollar Reference Notes® securities — non-callable	7,000	14,500	17,500	39,000

Total long-term debt	93,933	105,265	195,396	244,717

Total debt securities issued	$197,829	$221,790	$453,395	$584,188

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, debt securities of consolidated trusts held by third parties, and lines of credit.
(2)	Includes $565 million and $0 million of medium-term notes — non-callable issued for the three months ended June 30, 2010 and 2009, respectively, which were accounted for as debt exchanges. For the six months ended June 30, 2010 and 2009, there were $1.1 billion and $0 million accounted for as debt exchanges, respectively.
(3)	Includes $0 million of medium-term notes — callable issued for the three months ended June 30, 2010 and 2009, which were accounted for as debt exchanges. For the six months ended June 30, 2010 and 2009, there were $0 million and $25 million accounted for as debt exchanges, respectively.

Other Debt Retirement Activities

We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

Table 36 provides the par value, based on settlement dates, of debt securities we repurchased, called, and exchanged during the three and six months ended June 30, 2010 and 2009.

Table 36 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$192	$5,814	$262	$5,814
Repurchases of outstanding medium-term notes	4,054	17,806	4,054	17,826
Calls of callable medium-term notes	81,560	59,193	138,734	136,498
Exchanges of medium-term notes	565	—	1,065	15

(1)	Excludes debt securities of consolidated trusts held by third parties.

Subordinated Debt

During the six months ended June 30, 2010, we did not call or issue any Freddie SUBS® securities. At both June 30, 2010 and December 31, 2009, the balance of our subordinated debt outstanding was $0.7 billion. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” and “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS — Subordinated Debt Interest and Principal Payments” for a discussion of changes affecting our subordinated debt as a result of our entry into conservatorship and the Conservator’s suspension of certain requirements relating to our subordinated debt.

57	Freddie Mac

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. Table 37 indicates our credit ratings as of July 23, 2010.

Table 37 — Freddie Mac Credit Ratings

Nationally Recognized Statistical
Rating Organization
	Standard & Poor’s	Moody’s	Fitch

Senior long-term debt(1)	AAA	Aaa	AAA
Short-term debt(2)	A-1+	P-1	F1+
Subordinated debt(3)	A	Aa2	AA−
Preferred stock(4)	C	Ca	C/RR6

(1)	Consists of medium-term notes, U.S. dollar Reference Notes® securities, and €Reference Notes® securities.
(2)	Consists of Reference Bills® securities and discount notes.
(3) Consists of Freddie SUBS® securities.

(4)	Does not include senior preferred stock issued to Treasury.

A security rating is not a recommendation to buy, sell or hold securities. It may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $107.5 billion in the aggregate of cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and non-mortgage-related securities at June 30, 2010. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At June 30, 2010, our non-mortgage-related securities consisted of liquid, high quality non-mortgage-related asset-backed securities, FDIC-guaranteed corporate medium-term notes, Treasury notes, and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.” The non-mortgage-related asset-backed securities may expose us to institutional credit risk and the risk that the investments could decline in value due to market-driven events such as credit downgrades or changes in interest rates and other market conditions. See “RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” for more information.

Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, which consist of securities issued by us, Fannie Mae, Ginnie Mae, and other financial institutions. Historically, our mortgage loans and mortgage-related securities have been a potential source of funding. A large majority of these assets is unencumbered. However, we are subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

During the six months ended June 30, 2010, the market for non-agency securities backed by subprime, option ARM, and Alt-A and other loans continued to be illiquid as investor demand for these assets remained low. We expect this illiquidity to continue in the near future. These market conditions, and the continued poor credit quality of the assets, limit our ability to use these investments as a significant source of funds. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for more information.

Cash Flows

Our cash and cash equivalents decreased approximately $15.0 billion to $49.7 billion during the six months ended June 30, 2010. Cash flows provided by operating activities during the six months ended June 30, 2010 were $6.6 billion, which primarily reflected a net decrease in our held-for-sale mortgage loans as we had more sales and repayments of held-for-sale mortgage loans compared to purchases. Cash flows provided by investing activities during the six months ended June 30, 2010 were $133.9 billion, primarily resulting from net proceeds received on held-for-investment mortgage loans as we had more repayments of held-for-investment mortgage loans compared to purchases. Cash flows used for financing activities for the six months ended June 30, 2010 were $155.5 billion, largely attributable to repayments of debt securities of consolidated trusts held by third parties, net of proceeds from the issuance of debt securities of consolidated trusts held by third parties.

Our cash and cash equivalents increased approximately $1.3 billion to $46.7 billion during the six months ended June 30, 2009. Cash flows used for operating activities during the six months ended June 30, 2009 were $1.9 billion,

58	Freddie Mac

which primarily reflected a reduction in cash as a result of a net increase in our held-for-sale mortgage loans. Cash flows used for investing activities during the six months ended June 30, 2009 were $26.6 billion, primarily resulting from a net increase in trading securities and held-for-investment mortgages partially offset by net proceeds from maturities of available-for-sale securities. Cash flows provided by financing activities for the six months ended June 30, 2009 were $29.8 billion, largely attributable to proceeds of $36.9 billion received from Treasury under the Purchase Agreement.

Capital Resources

At June 30, 2010, our liabilities exceeded our assets under GAAP by $1.7 billion. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $1.8 billion which we expect to receive by September 30, 2010. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2009 Annual Report for additional information on mandatory receivership.

We expect to make additional draws under the Purchase Agreement in future periods. The size and timing of such draws will be determined by a variety of factors that could adversely affect our net worth, including how long and to what extent the housing market will remain weak, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair-value losses recorded in earnings or AOCI; any increases in our dividend obligation on the senior preferred stock; quarterly commitment fees payable to Treasury beginning in 2011; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury; establishment of additional valuation allowances for our remaining net deferred tax asset; changes in accounting practices or standards; the effect of the MHA Program and other government initiatives; the introduction of additional public mission-related initiatives that may adversely impact our financial results; or changes in business practices resulting from legislative and regulatory developments.

We anticipate that the dividend obligation on the senior preferred stock will limit our ability to meaningfully improve our stockholders’ equity position, even if economic conditions improve.

For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources” in our 2009 Annual Report.

MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET

Making Home Affordable Program

On February 18, 2009, the Obama Administration announced the MHA Program, which includes HAMP and the Home Affordable Refinance Program as its key initiatives. The MHA Program is designed to help in the housing recovery, promote liquidity and housing affordability, expand foreclosure prevention efforts, and set market standards. Participation in the MHA Program is an integral part of our mission of providing stability to the housing market. Through our participation in this program and other refinance and modification programs, we help families maintain home ownership where possible and help maintain the stability of communities.

Home Affordable Modification Program

HAMP commits U.S. government, Freddie Mac, and Fannie Mae funds to help eligible homeowners avoid foreclosures and keep their homes through mortgage modifications, where possible. Under this program, we offer loan modifications to financially struggling homeowners with mortgages on their primary residences that reduce the monthly principal and interest payments on their mortgages. HAMP applies both to delinquent borrowers and to current borrowers at risk of imminent default.

59	Freddie Mac

Table 38 presents single-family loans that completed or were in process of modification under HAMP as of June 30, 2010.

Table 38 — Single-Family Home Affordable Modification Program Volume(1)

	As of June 30, 2010
	Amount(2)	Number of Loans(3)
	(dollars in millions)

Completed HAMP modifications(4)	$18,032	80,923
Loans in the HAMP trial period	$13,751	61,821

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For loans in the HAMP trial period, this reflects the loan balance prior to modification. For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP.
(3)	FHFA reported that approximately 208,000 of our loans were in active trial periods or were modified under HAMP as of March 31, 2010. Unlike the MHA Program administrator’s data, FHFA’s HAMP information includes: (a) loans in the trial period regardless of the first payment date; and (b) modifications that are pending the borrower’s acceptance.
(4)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective. Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through June 30, 2010.

As of June 30, 2010, the borrower’s monthly payment was reduced through completed HAMP modifications, on average, $565, which amounts to an average of $6,780 per year, and $549 million in annual reductions for all of our completed HAMP modifications (these amounts are calculated by multiplying the number of completed modifications by the interest rate reduction, and have not been adjusted to reflect the actual performance of the loans following modification). Generally, each borrower’s reduced payment will remain in effect for a minimum of five years. Borrowers whose payments were adjusted below current market levels will have their payment gradually increase after the fifth year to a rate consistent with the market rate at the time of modification. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments, we do not receive such subsidies on modified mortgages owned or guaranteed by us.

Approximately one half of our loans in the HAMP trial period as of June 30, 2010 had been in the trial period for more than the minimum duration of three months. Since the start of our HAMP effort, the trial period plans of more than 90,000 borrowers, or 38% of those starting the program, have been cancelled and the borrowers did not receive permanent HAMP modifications, primarily due to the failure to continue trial period payments, the failure to provide the income or other required documentation of the program, or the failure to meet the income requirements of the program. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other foreclosure alternative programs. In the second quarter of 2010, we implemented additional temporary streamlined modification processes for borrowers who complete an existing trial period but do not qualify for a permanent modification under HAMP. These backup modifications are non-HAMP modifications that are intended to minimize the need for certain additional documentation. We expect a modest number of HAMP backup modifications during the second half of 2010. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Portfolio Management Activities — Loss Mitigation Activities” for more information about our non-HAMP modification programs.

As of June 30, 2010, the redefault rate for loans modified under HAMP in 2009 was approximately 6%. This redefault rate may not be representative of the future performance of loans modified under HAMP, as only a short period of time has elapsed since the modifications were effective. We expect the redefault rate for loans modified under HAMP to increase over time, particularly in view of the challenging conditions presented by the economic and housing markets.

On March 26, 2010, Treasury updated the Home Affordable Foreclosure Alternative program for short sales and deeds-in-lieu of foreclosure. The changes increased payments of incentive fees to servicers, relocation assistance to borrowers, and the amounts that may be paid for junior liens. Our implementation of the HAFA program was effective August 1, 2010. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Portfolio Management Activities — Loss Mitigation Activities” for further information.

Treasury issued guidelines for the following enhancements to HAMP. We have not yet determined to what extent we will apply these changes to mortgages that we own or guarantee. Our determination will require FHFA approval, and it is possible that FHFA might direct us to implement some or all of these changes.

•	FHA-HAMP: On March 26, 2010, Treasury expanded HAMP to include borrowers with FHA-insured loans, including incentives comparable to the incentive structure of HAMP.

•	Unemployed Homeowners: In May 2010, Treasury announced that it will implement a plan to provide temporary assistance for unemployed borrowers while they search for employment. Under this plan, certain borrowers may receive forbearance plans for a minimum of three months. At the end of the forbearance period

60	Freddie Mac

or when the borrowers’ financial situation changes, e.g., they become employed, the borrowers must then be evaluated for a HAMP modification or other foreclosure alternatives, including HAFA.

•	Principal Reduction Approach and Incentives: In June 2010, Treasury announced an initiative under which servicers will be required to consider an alternative modification approach including a possible reduction of principal for loans with LTV ratios over 115%. Mortgage investors will receive incentives based on the amount of reduced principal. Treasury will provide guidance in the future with respect to applying this alternative for borrowers who have already received permanent modifications or are in trial plans. Investors will not be required to reduce principal, but servicers must have a process for considering the approach.

Home Affordable Refinance Program

The Home Affordable Refinance Program gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms. Under the Home Affordable Refinance Program, we allow eligible borrowers who have mortgages with high current LTV ratios to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place.

The Freddie Mac Relief Refinance Mortgagesm, which we announced in March 2009, is our implementation of the Home Affordable Refinance Program. We have worked with FHFA to provide us the flexibility to implement this element of the MHA Program. The Home Affordable Refinance Program is targeted at borrowers with current LTV ratios above 80%; however, our program also allows borrowers with LTV ratios below 80% to participate. We began purchasing mortgages that refinance higher-LTV loans, those with LTV ratios up to 125%, on October 1, 2009. We will continue to bear the credit risk for refinanced loans under this program, to the extent that such risk is not covered by existing mortgage insurance or other existing credit enhancements. The Home Affordable Refinance Program was extended until June 2011.

Table 39 below presents the composition of our purchases of refinanced single-family loans during the three and six months ended June 30, 2010.

Table 39 — Single-Family Refinance Loan Volume(1)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Amount	Number of Loans	Percent	Amount	Number of Loans	Percent
	(dollars in millions)

Freddie Mac Relief Refinance Mortgagesm:
Above 105% LTV	$768	3,228	1.2%	$1,376	5,736	1.0%
80% to 105% LTV	8,643	37,454	13.9	18,998	81,913	13.8
Below 80% LTV	8,933	49,987	18.5	19,749	110,627	18.7

Total Freddie Mac Relief Refinance Mortgagesm	$18,344	90,669	33.6%	$40,123	198,276	33.5%

Total refinance loan volume(2)	$54,363	270,050	100%	$122,377	591,936	100%

(1)	Consists of all single-family mortgage loans that we either purchased or guaranteed during the period, excluding those underlying long-term standby commitments and Structured Transactions.
(2)	Consists of Freddie Mac Relief Refinance Mortgagesm and other refinance mortgages.

Expected Impact of MHA Program on Freddie Mac

As previously discussed, the MHA Program is intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, to mitigate our credit losses by reducing or eliminating a portion of the costs related to foreclosed properties. At present, it is difficult for us to predict the full extent of these initiatives and assess their impact on us since the impact is in part dependent on the number of borrowers who remain current on the modified loans versus the number who redefault. In addition, we do not have sufficient empirical information to estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of delinquencies and foreclosures due to these initiatives. However, we believe our overall loss mitigation programs could reduce our ultimate credit losses over the long term.

It is likely that the costs we incur related to loan modifications and other activities under HAMP may be significant, to the extent that borrowers participate in this program in large numbers, for the following reasons:

•	We incur incentive fees to the servicer and borrower associated with each HAMP loan once the modification is completed and reported to the MHA Program administrator, and we paid $85 million of such fees in the first half of 2010. We also have the potential to incur up to $8,000 of additional servicer incentive fees and borrower compensation fees per modification as long as the borrower remains current on a loan modified under HAMP. We accrued $171 million in the first half of 2010 for both initial fees and recurring incentive fees not yet due. We will bear the full cost of the monthly payment reductions related to modifications of loans we own or

61	Freddie Mac

guarantee and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury. We also incur incentive fees to the servicer and borrower for short sales and deed-in-lieu transactions under HAFA.

•	To the extent borrowers successfully obtain HAMP modifications, we may experience significant increases in the number of TDRs, similar to our experience in the first half of 2010. TDRs are a type of loan modification in which the changes to the contractual terms result in concessions to borrowers that are experiencing financial difficulties. Concessions to borrowers include interest rate reductions and interest forbearance on a portion of the UPB.

•	Some borrowers will fail to complete the HAMP trial period and others will default on their HAMP modified loans. Some affected borrowers may qualify for non-HAMP modifications under our other programs. HAMP generally delays the foreclosure process. If home prices decline, this delay in the foreclosure process may increase the losses we recognize on these loans, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier.

•	We expect that non-GSE mortgages modified under HAMP will include mortgages backing our investments in non-agency mortgage-related securities. Such modifications will reduce the monthly payments due from affected borrowers, and thus could reduce the payments we receive on these securities (to the extent the payment reductions have not been absorbed by subordinated investors or by other credit enhancement). Incentive payments from Treasury passed through to us as a holder of the applicable securities may partially offset such reductions.

We are devoting significant internal resources to the implementation of the various initiatives under the MHA Program, which has increased, and will continue to increase, our expenses. The size and scope of our efforts under the MHA Program may also limit our ability to pursue other business opportunities or corporate initiatives.

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

Other Efforts to Assist the U.S. Housing Market

During the first half of 2010 and 2009, we provided liquidity to the mortgage market by purchasing or guaranteeing approximately $179.0 billion and $319.3 billion, respectively, in UPB of mortgage loans and mortgage-related securities in our total mortgage portfolio. See “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” in our 2009 Annual Report for more information on our other efforts, such as the Housing Finance Agency Initiative and the Warehouse Lines of Credit Initiative. See “RISK MANAGEMENT — Credit Risks — Mortgage Credit Risk — Loss Mitigation Activities” for information about our non-MHA Program related foreclosure alternative efforts.

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

Credit Risks

We are subject primarily to two types of credit risk: institutional credit risk and mortgage credit risk. Institutional credit risk is the risk that a counterparty (other than a borrower under a mortgage) that has entered into a business contract or arrangement with us will fail to meet its obligations. Mortgage credit risk is the risk that a borrower will fail to make timely payments on a mortgage we own or guarantee. We are exposed to mortgage credit risk because we either hold the mortgage assets or have guaranteed mortgages in connection with the issuance of PCs, Structured Securities or other mortgage-related guarantees. For more information on factors negatively affecting the mortgage and credit markets, see “MD&A — EXECUTIVE SUMMARY — Credit Risks” and “MD&A — RISK MANAGEMENT — Credit Risks” in our 2009 Annual Report.

62	Freddie Mac

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

For more information on our institutional credit risk, see “MD&A — RISK MANAGEMENT — Credit Risks — Institutional Credit Risk” and “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2009 Annual Report and “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” in this Form 10-Q.

Cash and Other Investments Counterparties

We are exposed to institutional credit risk from the potential insolvency or non-performance of counterparties of non-mortgage-related investment agreements and cash equivalent transactions, including those entered into on behalf of our securitization trusts. These instruments are investment grade at the time of purchase and primarily short-term in nature, which mitigates institutional credit risk. See “BUSINESS — Our Business and Statutory Mission — Our Business Segments — Single-Family Guarantee Segment — Securitization Activities” in our 2009 Annual Report for further information on these transactions associated with securitization trusts.

As of June 30, 2010 and December 31, 2009, there were $98.1 billion and $94.2 billion, respectively, of cash and other non-mortgage assets invested with institutional counterparties. As of June 30, 2010, these included: (a) $28.9 billion of cash equivalents invested in 43 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale; (b) $42.0 billion of federal funds sold and securities purchased under agreements to resell with 17 counterparties, which had a short-term S&P rating of A-2 or above; and (c) $27.2 billion of cash deposited with the Federal Reserve Bank.

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

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This exposure has increased in the last several years due to industry consolidation and the failure of counterparties, and could further increase. Table 40 summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

63	Freddie Mac

Table 40 — Derivative Counterparty Credit Exposure

	June 30, 2010
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA	3	$48,346	$—	$—	6.9	$10 million or less
AA–	4	296,985	1,636	29	6.4	$10 million or less
A+	7	477,005	42	1	5.7	$1 million or less
A	4	262,925	18	1	4.5	$1 million or less

Subtotal(7)	18	1,085,261	1,696	31	5.6
Other derivatives(8)		221,924	—	—
Commitments(9)		27,817	137	137
Swap guarantee derivatives		3,531	—	—

Total derivatives(10)		$1,338,533	$1,833	$168

	December 31, 2009
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA+	1	$1,150	$—	$—	6.4	$—
AA	3	61,058	—	—	7.3	$10 million or less
AA–	4	265,157	2,642	78	6.4	$10 million or less
A+	7	440,749	61	31	6.0	$1 million or less
A	4	241,779	511	19	4.6	$1 million or less

Subtotal(7)	19	1,009,893	3,214	128	5.9
Other derivatives(8)		199,018	—	—
Commitments(9)		13,872	81	81
Swap guarantee derivatives		3,521	—	—

Total derivatives(10)		$1,226,304	$3,295	$209

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of exchange-traded contracts, certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	The difference between the exposure, net of collateral column above and derivative assets, net on our consolidated balance sheets primarily represents exchange-traded contracts which are settled daily through a clearinghouse, and thus, do not present counterparty credit exposure.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives had defaulted simultaneously on June 30, 2010, our uncollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $31 million. Our uncollateralized exposure as of December 31, 2009 was $128 million. Two of our counterparties, Barclays Bank PLC and HSBC Bank USA, which were rated AA– as of July 23, 2010, each accounted for greater than 10% and collectively accounted for 88% of our net uncollateralized exposure to derivatives counterparties at June 30, 2010.

As indicated in Table 40, approximately 98% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at June 30, 2010.

In the event of counterparty default, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We could also incur economic loss if the collateral held by us cannot be liquidated at prices that are sufficient to recover the amount

64	Freddie Mac

of such exposure. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps will increase under certain adverse market conditions by performing daily market stress tests. These tests evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties assuming certain changes in the level and implied volatility of interest rates and certain changes in foreign currency exchange rates over a brief time period.

As indicated in Table 40, the total exposure on our OTC commitments of $137 million and $81 million at June 30, 2010 and December 31, 2009, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders, or seller/servicers, are among the largest mortgage loan originators in the U.S. Our top 10 single-family seller/servicers provided approximately 80% of our single-family purchase volume during the six months ended June 30, 2010. Wells Fargo Bank, N.A., Bank of America, N.A., and Chase Home Finance LLC together represented approximately 53% of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the six months ended June 30, 2010.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Pursuant to their repurchase obligations, our seller/servicers repurchase mortgages sold to us, whether we subsequently securitized the loans or held them on our consolidated balance sheets. In lieu of repurchase, we may agree to allow a seller/servicer to indemnify us against losses on such mortgages or otherwise compensate us for the risk of continuing to hold the mortgages. During the six months ended June 30, 2010 and 2009, the aggregate UPB of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $2.7 billion and $1.7 billion, respectively.

Our credit losses may increase to the extent our seller/servicers do not fully perform their repurchase obligations. Some of our seller/servicers failed to fully perform their repurchase obligations due to lack of financial capacity, while many of our larger seller/servicers have not fully performed their repurchase obligations in a timely manner. As of June 30, 2010 and December 31, 2009, we had outstanding repurchase requests to our single-family seller/servicers of approximately $5.6 billion and $3.8 billion, respectively. At June 30, 2010 and December 31, 2009, approximately 24% and 20%, respectively, of these outstanding repurchase requests were outstanding more than 120 days. Three of our larger single-family seller/servicers collectively had approximately 24% and 22% of their repurchase obligations outstanding more than 120 days at June 30, 2010 and December 31, 2009, respectively. In order to resolve outstanding repurchase requests on a more timely basis with our single-family seller/servicers in the future, we have begun to require certain seller/servicers to commit to plans for completing repurchases, with financial consequences or with stated remedies for non-compliance, as part of the annual renewals of our contracts with them.

Our seller/servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A., together serviced approximately 51% of our single-family mortgage loans and were the only single-family seller/servicers that serviced 10% or more of our single-family mortgage loans as of June 30, 2010. For information on our loss mitigation plans, see “Mortgage Credit Risk — Portfolio Management Activities — Loss Mitigation Activities.”

On August 24, 2009, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy. TBW accounted for approximately 1.9% of our single-family mortgage purchase volume activity for the year ended December 31, 2009. We have exposure to TBW with respect to its loan repurchase obligations. We also have exposure with respect to certain borrower funds that TBW held for the benefit of Freddie Mac. TBW received and processed such funds in its capacity as a servicer of loans owned or guaranteed by Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC in August 2009. See “RISK MANAGEMENT— Credit Risks — Institutional Credit Risk — Mortgage Seller/Servicers” in our 2009 Annual Report for more information about TBW and Colonial Bank.

65	Freddie Mac

On or about June 14, 2010, we filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, approximately $1.15 billion relates to current and projected repurchase obligations and approximately $440 million relates to funds deposited with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among other things, that approximately $203 million of its assets related to its servicing of Freddie Mac’s loans and was potentially available to pay Freddie Mac’s claims. These assets include certain funds on deposit with Colonial Bank. We are analyzing the report in connection with our continuing review of our claim and, as appropriate, may revise the amount of our claim.

No actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere to recover assets. However, TBW and Bank of America, N.A., which is also a claimant in the TBW bankruptcy, have indicated that they wish to determine whether the bankruptcy estate of TBW has any potential rights to seek to recover assets transferred by TBW to Freddie Mac prior to bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims. On or about May 14, 2010, Certain Underwriters of Lloyds of London brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers and directors. Freddie Mac has filed a proof of loss under the bonds, but we are unable to estimate our potential recovery, if any, thereunder. See “NOTE 20: LEGAL CONTINGENCIES” for additional information on our claim arising from TBW’s bankruptcy.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of GMAC Inc., are seller/servicers that together serviced approximately 2% of the single-family loans in our single-family credit guarantee portfolio as of June 30, 2010. In March 2010, we entered into an agreement with GMAC under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009.

Our loan loss reserves include estimates for collections from seller/servicers for amounts owed to us resulting from loan repurchase obligations. Our estimates of these collections are adjusted for probable losses related to our counterparty exposure to seller/servicers. We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at June 30, 2010 and December 31, 2009; however, our actual losses may exceed our estimates.

As of June 30, 2010 our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 52% of our multifamily mortgage portfolio.

We are exposed to the risk that multifamily seller/servicers could come under financial pressure due to the current stressful economic environment, which could potentially cause degradation in the quality of service they provide to us or, in certain cases, reduce the likelihood that we could recover losses through lender repurchase or through recourse agreements or other credit enhancements, where applicable. We continue to monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

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

Table 41 presents our exposure to mortgage insurers, excluding bond insurance, as of June 30, 2010. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure.

Table 41 — Mortgage Insurance by Counterparty

			As of June 30, 2010
	Credit	Credit	Primary	Pool	Coverage
Counterparty Name	Rating(1)	Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$55.4	$37.9	$14.7
Radian Guaranty Inc.	B+	Negative	40.0	18.2	11.7
Genworth Mortgage Insurance Corporation	BBB−	Negative	36.4	1.0	9.2
PMI Mortgage Insurance Co.	B	Positive	29.0	2.8	7.2
United Guaranty Residential Insurance Co.	BBB	Stable	30.3	0.4	7.4
Republic Mortgage Insurance Company (RMIC)	BB+	Negative	24.7	2.9	6.1
Triad Guaranty Insurance Corp.(4)	NR	N/A	11.3	1.4	2.8
CMG Mortgage Insurance Co.	BBB	Negative	2.7	0.1	0.7

Total			$229.8	$64.7	$59.8

(1)	Latest rating available as of July 23, 2010. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses of principal incurred under policies of both primary and pool insurance. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	Beginning June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

We received proceeds of $676 million and $421 million during the six months ended June 30, 2010 and 2009, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.3 billion and $1.0 billion as of June 30, 2010 and December 31, 2009, respectively. During the first half of 2010, mortgage insurers increased the incidence of review of claims and the amount of time in which reviews are completed, which resulted in an increase of our receivables for mortgage and pool insurance claims. Mortgage insurer rescissions of mortgage insurance coverage continued to increase in the first half of 2010. When an insurer rescinds coverage, the seller/servicer generally is in breach of representations and warranties made to us when we purchased the affected mortgage. Consequently, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss.

In the first half of 2010, we reached aggregate loss limits on the amount we can recover under certain pool insurance policies. As a result, losses we recognized on certain loans previously identified as credit enhanced in the first half of 2010 increased. We may reach aggregate loss limits on other pool insurance policies in the near term, which would further increase our credit losses.

Based upon currently available information, we believe that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term, except for claims obligations of Triad that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator. We believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements. However, we believe the risk of regulatory actions restricting these insurers’ ability to write new business, and negatively impacting our access to mortgage insurance for high LTV loans has been somewhat mitigated, in some cases, by their recent success in raising new capital and in other cases by the ability to use an affiliate or subsidiary to write new business in those states where the original insurer is prohibited from doing so. During the first half of 2010, we approved Essent Guaranty, Inc., which acquired certain assets and infrastructure of Triad in December 2009, as a new mortgage insurer.

Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of bond insurers that insure some of the bonds we hold as investment securities on our consolidated balance sheets. Bond insurance, including primary and secondary policies, is a credit enhancement covering certain non-agency mortgage-related securities that we hold. Primary policies are acquired by the issuing trust while secondary policies are acquired directly by us. Bond insurance exposes us to the risks related to the bond insurer’s ability to satisfy claims. At June 30, 2010 and December 31, 2009, we had insurance coverage, including secondary policies, on non-agency mortgage-related securities totaling $11.0 billion and $11.7 billion, respectively.

Table 42 presents our coverage amounts of monoline bond insurance, including secondary coverage, for non-agency mortgage-related securities held on our consolidated balance sheets. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

67	Freddie Mac

Table 42 — Monoline Bond Insurance by Counterparty

			June 30, 2010
	Credit	Credit Rating	Coverage	Percent
Counterparty Name	Rating(1)	Outlook(1)	Outstanding(2)	of Total(2)
	(dollars in billions)

Ambac Assurance Corporation (Ambac)	R	N/A	$4.6	42%
Financial Guaranty Insurance Company (FGIC)(3)	NR	N/A	2.1	19
MBIA Insurance Corp.	B−	Negative	1.6	14
Assured Guaranty Municipal Corp.	AA−	Negative	1.4	13
National Public Finance Guarantee Corp. (NPFGC)	BBB+	Developing	1.2	11
Others			0.1	1

Total			$11.0	100%

(1)	Latest ratings available as of July 23, 2010. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency securities.
(3)	Neither S&P or Moody’s provide ratings for FGIC.

In November 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. On March 25, 2010, FGIC made an exchange offer to the holders of various residential mortgage-backed securities insured by FGIC. The offer was extended to August 10, 2010. On August 4, 2010, FGIC Corporation, the parent company of FGIC, announced that it had filed for bankruptcy. We continue to monitor FGIC’s efforts to restructure and assess the impact on our investments.

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

In accordance with our risk management policies we will continue to actively monitor the financial strength of our bond insurers. We believe that, in addition to FGIC and Ambac, some of our bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of these bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our mortgage-related securities. We incorporated the impact of FGIC and Ambac developments, as well as our expectations regarding our other bond insurers’ ability to meet their obligations, into our impairment determination at June 30, 2010. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” for additional information regarding impairment losses on securities covered by monoline bond insurers.

Mortgage Credit Risk

Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage and the general economy. All mortgages that we purchase and hold on our consolidated balance sheets or that we guarantee have an inherent risk of default.

Conditions in the mortgage market continued to remain challenging in the first half of 2010. All types of single-family mortgage loans have been affected by the compounding pressures on household wealth caused by declines in home values that began in 2006 and the weak employment environment. Our delinquency rates rose steadily during 2009 primarily due to economic factors, which adversely affected borrowers. Contributing to this increase were: (a) delays related to servicer processing capacity constraints, and HAMP trial period and related processes; and (b) delays in the foreclosure process, including those imposed by third parties as well as our suspension of foreclosure transfers in 2009. Although the UPB of our single-family non-performing loans continued to increase during the first half of 2010, the number of new delinquencies gradually declined in the first and second quarters of 2010. The table below shows the quarterly credit performance of our single-family credit guarantee portfolio for the last several quarters as compared to certain industry averages.

68	Freddie Mac

Table 43 — Single-Family Mortgage Credit Performance Comparison

	As of
	06/30/2010	03/31/2010	12/31/2009	09/30/2009	06/30/2009

Delinquency rate:
Freddie Mac’s single-family credit guarantee portfolio(1)	3.96%	4.13%	3.98%	3.43%	2.89%
Industry — prime loans(2)	N/A	7.08	7.01	6.26	5.44
Industry — subprime loans(2)	N/A	30.21	30.56	28.68	26.52

	For the Three Months Ended
	06/30/2010	03/31/2010	12/31/2009	09/30/2009	06/30/2009

Foreclosures starts ratio:(3)

Freddie Mac’s single-family credit guarantee portfolio(1)	0.61%	0.64%	0.57%	0.59%	0.62%
Industry — prime loans(2)	N/A	0.92	0.86	1.14	1.01
Industry — subprime loans(2)	N/A	3.35	3.66	3.76	4.13

(1)	See “Portfolio Management Activities — Credit Performance — Delinquencies” for information on the delinquency rates of our single-family credit guarantee portfolio and our temporary suspensions of foreclosure transfers.
(2)	Source: Mortgage Bankers Association’s National Delinquency Survey representing the total of first lien single-family loans in the survey categorized as prime or subprime, respectively. Excludes FHA and VA loans. Data is not yet available for the second quarter of 2010.
(3)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter. Excludes Structured Transactions and mortgages covered under long-term standby commitment agreements.

Single-family Underwriting Standards and Quality Control Process

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards and, except to the extent we waive or modify these standards, the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. Our single-family underwriting standards focus on several critical risk characteristics, such as the borrower’s credit score, original LTV ratio, and occupancy type. We subsequently review a sample of these loans and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage. In lieu of a repurchase, we may agree to allow a seller/servicer to indemnify us against loss in the event of a default. In the first half of 2010, we continued to expand our reviews of loans that default in order to assess the sellers’ compliance with our purchase contracts. For more information on our seller/servicers’ repurchase obligations, including recent performance under those obligations, see “Institutional Credit Risk — Mortgage Seller/Servicers.”

The majority of our single-family mortgage purchase volume is evaluated using automated software tools, either using Loan Prospector, our automated underwriting software tool, the seller/servicers’ own software tools, or Fannie Mae’s evaluation tool. The percentage of our single-family mortgage purchase flow activity volume evaluated by the loan originator using Loan Prospector prior to being purchased by us was 37% and 49% in the first half of 2010 and 2009, respectively. Since 2008 we have added a number of additional credit standards for loans evaluated by other underwriting systems to improve the quality of loans purchased through these systems. Consequently, we do not believe that the type of automated evaluation tool significantly increases our loan performance risk.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $150,000 at both June 30, 2010 and December 31, 2009. As shown in the table below, the percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 14% and 18% as of June 30, 2010 and December 31, 2009, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and may be more likely to default than other borrowers. The delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 16.7% and 14.8% as of June 30, 2010 and December 31, 2009, respectively.

69	Freddie Mac

Table 44 provides characteristics of single-family mortgage loans purchased during the three and six months ended June 30, 2010 and 2009, and of our single-family credit guarantee portfolio at June 30, 2010 and December 31, 2009.

Table 44 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the		Purchases During the
	Three Months Ended		Six Months Ended		Portfolio at
	June 30,		June 30,		June 30,	December 31,
	2010	2009	2010	2009	2010	2009
Original LTV Ratio Range(2)

60% and below	26%	36%	28%	35%	24%	23%
Above 60% to 70%	15	18	15	18	16	16
Above 70% to 80%	40	38	39	39	44	45
Above 80% to 90%	9	5	9	6	8	8
Above 90% to 100%	7	3	6	2	7	8
Above 100%	3	—	3	—	1	—

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	71%	65%	70%	66%	71%	71%
Estimated Current LTV Ratio Range(3)

60% and below					32%	28%
Above 60% to 70%					14	12
Above 70% to 80%					19	16
Above 80% to 90%					13	16
Above 90% to 100%					8	10
Above 100% to 110%					5	6
Above 110% to 120%					3	4
Above 120%					6	8

Total					100%	100%

Weighted average estimated current LTV ratio					73%	77%
Credit Score(4)

740 and above	66%	74%	67%	73%	51%	50%
700 to 739	20	17	20	17	22	22
660 to 699	10	6	9	7	15	16
620 to 659	3	2	3	2	8	8
Less than 620	1	1	1	1	3	3
Not available	—	—	—	—	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score	749	759	750	758	731	730
Loan Purpose

Purchase	29%	13%	25%	14%	33%	35%
Cash-out refinance	23	28	23	28	30	30
Other refinance(5)	48	59	52	58	37	35

Total	100%	100%	100%	100%	100%	100%

Property Type

Detached/townhome(6)	93%	95%	93%	94%	92%	92%
Condo/Co-op	7	5	7	6	8	8

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	91%	94%	92%	94%	91%	91%
Second/vacation home	5	4	5	4	5	5
Investment	4	2	3	2	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Structured Transactions with ending balances of $2 billion at both June 30, 2010 and December 31, 2009 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchases activity, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.
(4)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(5)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(6)	Includes manufactured housing and homes within planned unit development communities.

Freddie Mac Relief Refinance Mortgagesm purchases are reflected in the loan characteristics table shown above. We implemented the Freddie Mac Relief Refinance Mortgagesm in April 2009. These mortgages allow for refinancing

70	Freddie Mac

of borrowers with single-family mortgages owned by Freddie Mac having current LTV ratios of up to 125%. This caused the LTV ratios of our single-family loan purchases in the first half of 2010 to be higher than those of loans purchased in the first half of 2009, particularly in the LTV ratio categories greater than 80%. In addition, the credit scores of borrowers associated with our purchases during the first half of 2010 were lower than those in the first half of 2009, which, in part, also reflects the inclusion of borrower credit statistics for Freddie Mac Relief Refinance Mortgagessm.

Condominiums are a property type that historically experiences greater volatility in home prices than detached single-family residences. Condominium loans in our single-family credit guarantee portfolio have a higher composition of first-time homebuyers and homebuyers whose purpose is for investment, or a second home. In practice, investors and second home borrowers often seek to finance the home purchase with loans having a higher original LTV ratio than other borrowers. Of the states that were most adversely affected by the economic recession and housing downturn in the last two years, California, Florida, Illinois, and Arizona were states with significant concentrations of condominium loans within our single-family credit guarantee portfolio. Condominium loans comprised 15% and 11% of our credit losses during the six months ended June 30, 2010 and 2009, respectively, while these loans comprised 8% of our single-family credit guarantee portfolio at both dates.

Single-Family Mortgage Product Types

The primary mortgage products in our single-family credit guarantee portfolio are conventional first lien, fixed-rate mortgage loans. During 2009 and the first half of 2010, a higher proportion of our single-family mortgage purchases were fixed-rate loans as compared to earlier periods, due to continued low interest rates for conventional mortgages, which increased refinancing activity by borrowers that desire fixed-rate products. Our non-HAMP loan modifications generally result in new terms that include fixed interest rates after modification. Increased non-HAMP modification volume in recent periods has also contributed to an increase in the composition of fixed-rate single-family loans on our consolidated balance sheet. Our HAMP modifications generally result in reduced payments for a minimum of five years, after which time payments gradually increase to a rate consistent with the market rate at the time of modification.

The following paragraphs provide information on the interest-only and option ARM loans in our single-family credit guarantee portfolio. These types of loans have experienced significantly higher delinquency rates than other mortgage products. For more information, see “Higher Risk Loans in the Single-Family Credit Guarantee Portfolio” below.

Interest-Only Loans

At June 30, 2010, interest-only loans represented approximately 6% of the UPB of our single-family credit guarantee portfolio. We purchased $0.8 billion and $0.4 billion of these loans during the six months ended June 30, 2010 and 2009, respectively. These loans have an initial period during which the borrower pays interest-only and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. We announced that, as of September 1, 2010, we will no longer purchase interest-only loans.

Option ARM Loans

At June 30, 2010, option ARM loans represented approximately 1% of the UPB of our single-family credit guarantee portfolio. We did not purchase option ARM loans in our single-family credit guarantee portfolio during the six months ended June 30, 2010. Most option ARM loans have initial periods during which the payment options are in place before the loans reach the initial end date and the terms are recast. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Other Categories of Single-Family Mortgage Loans

While we classified certain loans as subprime or Alt-A for purposes of the discussion below and elsewhere in this Form 10-Q, there is no universally accepted definition of subprime or Alt-A, and our classifications of such loans may differ from those used by other companies. In addition, we do not rely primarily on these loan classifications to evaluate the credit risk exposure relating to such loans in our single-family credit guarantee portfolio. Through our delegated underwriting process, mortgage loans and the borrowers’ ability to repay the loans are evaluated using several critical risk characteristics, including but not limited to the borrower’s credit score and credit history, the borrower’s monthly income relative to debt payments, LTV ratio, type of mortgage product, and occupancy type.

Alt-A Loans

We implemented several changes in our underwriting and eligibility criteria in 2008 and 2009 to reduce our acquisition of certain higher-risk loan products, including Alt-A loans. As a result, we did not purchase any new single-

71	Freddie Mac

family Alt-A mortgage loans in our single-family credit guarantee portfolio during the six months ended June 30, 2010, compared to $0.5 billion of Alt-A purchases for the six months ended June 30, 2009. During the second quarter of 2010, we partially terminated certain long-term standby commitments, which included $1.5 billion of UPB of Alt-A mortgage loans, in order to permit these loans to be securitized within a new PC issuance. There was no change to our Alt-A exposure on these mortgages as a result of these transactions. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either a Freddie Mac Relief Refinance Mortgagesm or in another refinance mortgage program and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. However, in the event we purchase a refinance mortgage in one of these programs and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancings not occurred. During the six months ended June 30, 2010, we purchased approximately $3.1 billion of Freddie Mac Relief Refinance Mortgagesm loans that were previously categorized as Alt-A loans in our portfolio. From the time the product became available in 2009 to June 30, 2010, we purchased approximately $6.3 billion of Freddie Mac Relief Refinance Mortgagesm loans that were previously categorized as Alt-A loans in our portfolio.

We also invest in non-agency mortgage-related securities backed by single-family Alt-A loans. At June 30, 2010 and December 31, 2009, we held investments of $20.1 billion and $21.4 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Subprime Loans

While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Higher Risk Loans in the Single-Family Credit Guarantee Portfolio” below for further information). We estimate that approximately $4.3 billion and $4.5 billion in UPB of mortgage loans underlying our Structured Transactions at June 30, 2010 and December 31, 2009, respectively, were classified as subprime, based on our determination that they are also higher-risk loan types.

We generally categorize our investments in non-agency mortgage-related securities as subprime if they were labeled as subprime when we purchased them. At June 30, 2010 and December 31, 2009, we held $57.4 billion and $61.6 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Higher Risk Loans in the Single-Family Credit Guarantee Portfolio

Table 45 presents information about certain categories of single-family mortgage loans within our single-family credit guarantee portfolio that we believe have certain higher risk characteristics. The table includes a presentation of each higher risk category in isolation. A single loan may fall within more than one category (for example, an interest-only loan may also have an original LTV ratio greater than 90%).

72	Freddie Mac

Table 45 — Credit Performance of Certain Higher Risk(1) Categories in the Single-Family Credit Guarantee Portfolio

	As of June 30, 2010
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$392.5	93%	4.3%	10.7%
Categories (individual characteristics):
Alt-A loans(5)	132.8	90%	4.6%	12.4%
Interest-only loans	113.7	101%	0.7%	18.4%
Option ARM loans(6)	10.1	105%	N/A	20.3%
Original LTV greater than 90% loans(7)	148.6	100%	4.3%	8.5%
Lower original FICO scores (less than 620)(7)	64.9	84%	8.3%	14.4%

	As of December 31, 2009
		Estimated	Percentage	Delinquency
	UPB	Current LTV(2)	Modified(3)	Rate(4)
	(dollars in billions)

Loans with one or more specified characteristics	$413.3	97%	2.7%	10.8%
Categories (individual characteristics):
Alt-A loans(5)	147.9	94%	2.2%	12.3%
Interest-only loans	129.9	106%	0.2%	17.6%
Option ARM loans(6)	10.8	111%	N/A	17.9%
Original LTV greater than 90% loans(7)	144.4	104%	3.0%	9.1%
Lower original FICO scores (less than 620)(7)	67.7	87%	6.0%	14.9%

(1)	Categories are not additive and a single loan may be included in multiple categories if more than one characteristic is associated with the loan. Loans with a combination of these characteristics will have an even higher risk of delinquency than those with an individual characteristic.
(2)	See endnote (3) to “Table 44 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(3)	Represents the percentage of loans based on loan count in our single-family credit guarantee portfolio that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan. Excludes loans underlying our Structured Transactions for which we do not have servicing rights nor available data.
(4)	Based on the number of mortgages three monthly payments or more delinquent or in foreclosure. See “Credit Performance — Delinquencies” for further information about our reported delinquency rates.
(5)	Alt-A loans may not include loans that were previously classified as Alt-A and that have been refinanced as a Freddie Mac Relief Refinance Mortgagesm or in another refinance mortgage program.
(6)	Option ARM loans in our single-family credit guarantee portfolio underlie certain Structured Transactions and Structured Securities for which we do not retain the servicing rights and the loan modification data is not currently available to us.
(7)	See endnotes (2) and (4) to “Table 44 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of original LTV ratios and our use of FICO scores, respectively.

Loans with one or more of the above attributes comprised approximately 21% and 22% of our single-family credit guarantee portfolio as of June 30, 2010 and December 31, 2009, respectively. The UPB of interest-only loans declined significantly from $129.9 billion at December 31, 2009 to $113.7 billion at June 30, 2010 due primarily to refinancing, modifications of delinquent loans and foreclosure events. As of June 30, 2010, the UPB of loans in our single-family credit guarantee portfolio where the original loan terms have been modified, including those where past due interest is recapitalized to the loan balance, was $37.7 billion and the delinquency rate of these loans was 22.9%. The total UPB of loans in our single-family credit guarantee portfolio with one or more of these higher risk characteristics declined approximately 5% during the first half of 2010, from $413.3 billion as of December 31, 2009 to $392.5 billion as of June 30, 2010, principally due to liquidations resulting from repayments, payoffs, refinancing activity and other principal curtailments as well as those resulting from foreclosure events. Delinquency rates associated with these loans decreased from 10.8% as of December 31, 2009 to 10.7% as of June 30, 2010.

Certain combinations of loan characteristics often can also indicate a higher degree of credit risk. For example, single-family mortgages with both high LTV ratios and borrowers who have lower credit scores typically experience higher rates of delinquency. However, our participation in these categories contributes to our performance under our affordable housing goals. Certain mortgage product types, such as interest-only or option ARM loans, that have additional higher risk characteristics, such as lower credit scores or higher LTV ratios, will also have a higher risk of delinquency than those same products without these characteristics. In addition, in years prior to 2006, as home prices increased, many borrowers used second liens at the time of purchase to reduce the LTV ratio on their first lien mortgages. A borrower who obtains a second lien mortgage, either at the time of origination or subsequently, reduces the equity in their home to a lower level than if there were no second lien, thus increasing the risk of delinquency on the first lien. We obtain second lien information on loans we purchase only if the second lien mortgage was established at the time of origination. As of both June 30, 2010 and December 31, 2009 approximately 14% of loans in our single-family credit guarantee portfolio had second lien, third-party financing at the time of origination and we estimate that these loans comprised 20% and 21%, respectively, of our delinquent loans, based on UPB.

73	Freddie Mac

Portfolio Management Activities

Credit Enhancements

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. In addition, for certain mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements. At both June 30, 2010 and December 31, 2009, our credit-enhanced mortgages represented approximately 16% of our single-family credit guarantee portfolio, excluding Structured Transactions, and multifamily mortgage portfolio, on a combined basis. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for information on credit enhancement coverage of our investments in non-Freddie Mac mortgage-related securities. Although many of our single-family Structured Transactions are credit enhanced, we discuss the credit enhancement coverage of these securities separately below due to the use of subordination in many of the securities’ structures.

Table 46 provides information on UPB and maximum amounts of potential loss recovery by type of credit enhancement on loans in our single-family credit guarantee and multifamily mortgage portfolios.

Table 46 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage at
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(in millions)

Single-family:
Primary mortgage insurance	$229,819	$239,339	$55,900	$58,226
Lender recourse and indemnifications	11,241	12,169	10,310	11,083
Pool insurance	44,370	50,721	3,538	3,649
HFA indemnification(2)	9,462	3,915	3,312	1,370
Other credit enhancements	533	563	260	271

Total	$295,425	$306,707	$73,320	$74,599

Multifamily:
HFA indemnification(2)	$1,920	$405	$672	$142
Other credit enhancements	11,246	10,962	2,951	2,989

Total	$13,166	$11,367	$3,623	$3,131

(1)	Includes the credit enhancements associated with unsecuritized mortgage loans, mortgage loans within our consolidated trusts, and mortgage loans of our non-consolidated mortgage guarantees. Excludes Structured Transactions, which had UPB that totaled $28.2 billion and $26.5 billion at June 30, 2010 and December 31, 2009, respectively. Prior periods have been revised to conform to the current period presentation.
(2)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under all parts of the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Other types of credit enhancement that we use are lender recourse and indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), as well as pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. As shown in the table above, the UPB of single-family loans covered by pool insurance declined during the first half of 2010, in part because we reached the maximum limit of recovery on certain of these contracts. In certain other instances, the cumulative losses we incurred as of June 30, 2010 combined with our expectations of potential future claims will likely exceed the maximum limit of loss payable by the policy. See “Institutional Credit Risk — Mortgage Insurers” for further discussion about our mortgage loan insurers.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (i.e., FHA, VA, and USDA). The total UPB of these loans was $3.1 billion and $1.3 billion as of June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, the UPB of single-family Structured Transactions with subordination coverage was $4.3 billion and $4.5 billion, respectively, and the average subordination coverage on these securities was 15% and 17%, respectively. However, at June 30, 2010 and December 31, 2009 the average delinquency rate on single-family Structured Transactions with subordination coverage was 22.6% and 24.1%, respectively.

Loss Mitigation Activities

We are currently focusing our loan modification efforts on HAMP. If a borrower is not eligible for a HAMP modification, the loan is considered for our other foreclosure alternative programs. In the second quarter of 2010, we implemented a temporary streamlined alternative modification process for borrowers who complete an existing trial period but do not qualify for a permanent modification under HAMP. We refer to this new initiative as the HAMP

74	Freddie Mac

backup modification. This non-HAMP modification program is intended to minimize the need for additional documentation. We will pay servicer incentive fees that may differ in amount from the incentive fees that are paid under HAMP. If the borrower is not eligible for this program, the borrower will be considered for other foreclosure alternatives, such as another type of non-HAMP modification or a short sale, including those under HAFA. For more information on HAMP and other MHA Program activities, including new guidelines issued by Treasury in 2010, see “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” in our 2009 Annual Report and this Form 10-Q.

We devote significant internal resources to the implementation of our various loss mitigation activities, including our initiatives under the MHA Program, and incur significant expenses associated with these efforts. It is not possible at present to estimate whether, or the extent to which, costs incurred in the near term will be offset by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these activities.

Table 47 presents our single-family foreclosure alternative volumes for the three and six months ended June 30, 2010 and 2009, respectively.

Table 47 — Single-Family Foreclosure Alternatives(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(number of loans)

Loan modifications(2):
with no change in terms(3)	1,206	1,204	1,932	3,020
with extension of loan term	5,480	4,358	9,403	9,033
with reduction of contractual interest rate	14,254	31	28,139	271
with rate reduction and term extension	19,481	10,010	35,621	27,902
with rate reduction, term extension and principal forbearance	9,071	—	18,473	—

Total loan modifications(4)	49,492	15,603	93,568	40,226
Repayment plans(5)	7,455	7,409	16,216	17,868
Forbearance agreements(6)	12,815	1,421	21,673	2,869
Short sales	12,498	4,821	22,117	7,914

Total foreclosure alternatives	82,260	29,254	153,574	68,877

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(loan balances, in millions)

Loan modifications(3)	$10,979	$2,928	$20,802	$7,833
Forbearance agreements	$2,695	$218	$4,551	$409
Short sales	$2,841	$1,131	$5,006	$1,840

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. The reported volumes for the first half of 2009 exclude Structured Transactions and non-securitized mortgage-related financial guarantees, whereas the first half of 2010 excludes only non-consolidated Structured Transactions and other mortgage-related financial guarantees. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain foreclosure alternatives where our single-family seller/servicers have executed agreements in the current or prior periods, but have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in the forbearance agreement category may also be included within another category (see endnote 6).
(2)	Includes approximately 42,600 and 900 TDRs during the three months ended June 30, 2010 and 2009, respectively, and approximately 82,000 and 2,300 TDRs during the six months ended June 30, 2010 and 2009, respectively.
(3)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(4)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(5)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past delinquent amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 22,323 and 28,295 borrowers as of June 30, 2010 and 2009, respectively.
(6)	Many borrowers complete a forbearance agreement before another foreclosure alternative is pursued or completed. Our reported activity has been revised such that we only report activity for a single loan in one foreclosure alternative category during each quarterly period; however, a loan may be included under different foreclosure alternatives in separate periods.

We had significant increases in both loan modifications and short sales during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. These higher activity volumes reflect our efforts to assist at-risk and delinquent borrowers and the result of borrowers successfully completing the HAMP trial period. We expect continued volume growth during the second half of 2010 as a result of HAMP and HAMP backup modification programs.

Approximately 81,000 borrowers had completed modifications through the HAMP process as of June 30, 2010, as compared to approximately 14,000 as of December 31, 2009. FHFA reported that approximately 208,000 of our loans were in active trial periods or were modified under HAMP as of March 31, 2010. Unlike the MHA Program administrator’s data, FHFA’s HAMP information includes: (a) loans in the trial period regardless of the first payment

75	Freddie Mac

date; and (b) modifications that are pending the borrower’s acceptance. Based on information reported by the MHA Program administrator, approximately 62,000 of our loans were in the HAMP trial period as of June 30, 2010 and approximately one half of these loans had been in the trial period for more than three months.

The ultimate completion rate for HAMP modifications, which is the percentage of borrowers that successfully exit the trial period and receive final modifications, remains uncertain primarily due to the failure of borrowers to make the trial period payments, the challenges faced by servicers in implementing this program and the difficulty of obtaining income and other documentation from borrowers. To address the documentation issues, guidelines for HAMP provide that, beginning with trial periods that became effective on or after June 1, 2010, borrowers must provide income documentation before entering into a HAMP trial period. In the second quarter of 2010, we implemented additional temporary streamlined modification processes for borrowers who complete an existing trial period but do not qualify for a permanent modification under HAMP. These backup modifications are non-HAMP modifications that are intended to minimize the need for certain additional documentation.

The redefault rate is the percentage of our modified loans that are three monthly payments or more delinquent, in foreclosure, transitioned to REO, or completed a loss-producing foreclosure alternative. As of June 30, 2010, the redefault rate of single-family loans modified in 2009 and 2008 (including those under HAMP in 2009), was 32% and 49%, respectively. As of June 30, 2009, the redefault rate of single-family loans modified in 2008 was 39%. Many of the borrowers that received modifications in 2008 and 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last twelve months. As of June 30, 2010, the redefault rate for our loans modified under HAMP in 2009 was approximately 6%. This redefault rate may not be representative of the future performance of loans modified under HAMP, as only a short period of time has elapsed since the modifications were effective. We expect the redefault rate for our loans modified in 2009, including those under HAMP, to increase over time, particularly in view of the challenging conditions presented by the economic and housing markets.

We completed 22,117 short sales during the first half of 2010, compared to 7,914 in the first half of 2009. We expect that the growth in short sales will continue in 2010, in part due to our implementation of HAFA effective August 1, 2010. HAFA is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales, if such borrowers did not qualify for or participate in a trial period. HAFA also provides a process for borrowers to convey title to their homes through a deed in lieu of foreclosure. In both cases, we will pay certain incentive fees to borrowers and servicers of mortgages that we own or guarantee that become the subject of HAFA short sales or deed-in-lieu transactions. We will not receive reimbursement of these fees from Treasury. A borrower who does not qualify for a HAFA short sale or deed in lieu transactions may qualify for a non-HAFA short sale or deed in lieu transaction. We have historically paid and may continue to pay incentive fees for non-HAFA short sales and deed in lieu transactions, in amounts that may differ from those paid in HAFA program.

Credit Performance

Delinquencies

Beginning in the first quarter of 2010, we revised our method of presenting delinquency rate information in MD&A. Under the revised method, as described below, we no longer exclude Structured Transactions backed by single-family loans. We also began to report multifamily loans as delinquent when they are two monthly payments past due, instead of when a multifamily loan became three monthly payments past due. Prior period delinquency rates have been revised to conform to the current presentation.

We report single-family delinquency rate information based on the number of loans that are three monthly payments or more past due and those in the process of foreclosure. For multifamily loans, we report delinquency rates based on the UPB of mortgage loans that are two monthly payments or more past due and those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent for purposes of reporting delinquency rates if the borrower is less than two monthly payments (multifamily) or three monthly payments (single-family) delinquent under the modified terms.

Some of our loss mitigation activities create fluctuations in our delinquency statistics. For example, loans that we report as delinquent before they enter the HAMP trial period remain as delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status. However, under many of our non-HAMP modifications, the borrower would return to a current payment status sooner, because many of these modifications do not have trial periods. Consequently, the volume and timing of loan modifications impacts our reported delinquency rate.

76	Freddie Mac

Our single-family and multifamily delinquency rates include all single-family and multifamily loans that we own, that are collateral for our PCs and Structured Securities and for which we issue a non-securitized financial guarantee, except as follows:

•	We exclude that portion of our Structured Securities and other mortgage-related financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on these securities by the U.S. government.

•	We exclude Structured Transactions from multifamily delinquency rates, except as indicated otherwise, because they are backed by non-Freddie Mac securities, and, consequently, we do not service the underlying loans. Structured Transactions backed by multifamily mortgage loans represented approximately 6% and 3% of our multifamily mortgage portfolio at June 30, 2010 and December 31, 2009, respectively. The delinquency rate of multifamily Structured Transactions, excluding those backed by HFA bonds, was 0.37% and 0.59% at June 30, 2010 and December 31, 2009, respectively.

Temporary actions to suspend foreclosure transfers of occupied homes as well as the longer foreclosure process timeframes of certain states caused our single-family delinquency rates to increase more rapidly in 2009 than they would have otherwise, as loans that would have been foreclosed have instead remained in a delinquent status.

Table 48 presents delinquency rates for our single-family credit guarantee and multifamily mortgage portfolios.

Table 48 — Delinquency Rates

	As of June 30, 2010		As of December 31, 2009
	Percent of	Delinquency	Percent of	Delinquency
	Portfolio	Rate(1)	Portfolio	Rate(1)

Single-family:
Non-credit-enhanced	84%	3.08%	84%	3.02%
Credit-enhanced	16	8.50	16	8.68

Total single-family credit guarantee portfolio	100%	3.96	100%	3.98

Multifamily:
Non-credit-enhanced	89%	0.10	89%	0.07
Credit-enhanced	11	1.66	11	1.13

Total multifamily mortgage portfolio	100%	0.28	100%	0.19

(1)	Single-family rates are based on the number of loans three monthly payments or more past due or in foreclosure, and include Structured Transactions whereas multifamily rates are based on the UPB of loans two monthly payments or more delinquent and exclude Structured Transactions. Prior period multifamily delinquency rates have been revised to conform to the current year presentation.

Delinquency rates of our single-family credit guarantee portfolio decreased during the second quarter of 2010 and the number of new delinquencies gradually declined in the first and second quarters of 2010. Delinquency rates for nearly all single-family mortgage product types moderated, or improved, during the first half of 2010, except for interest-only and option ARM mortgage loans, which increased. Delinquency rates for interest-only and option ARM products, which together represented approximately 7% of our total single-family credit guarantee portfolio at June 30, 2010, increased to 18.4% and 20.3% at June 30, 2010, respectively, compared with 17.6% and 17.9% at December 31, 2009, respectively. Delinquency rates of single-family 30-year, fixed-rate amortizing loans, which is a more traditional mortgage product, were 4.0% at both June 30, 2010 and December 31, 2009. The single-family delinquency rate in the second quarter of 2010 was positively impacted by an increase in the number of loans returning to non-delinquent status and a higher volume of loan modifications and delinquent loans proceeding to foreclosure.

During 2009 and the first half of 2010, home prices in certain regions and states improved modestly, but remained weak overall due to significant inventories of unsold homes in every region of the U.S. In some geographical areas, particularly in certain states within the West, Southeast, and Northeast regions, home price declines of the past three years combined with higher rates of unemployment resulted in persistently high delinquency rates. See “Table 49 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” and “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information. We also continued to experience higher rates of delinquency on single-family loans originated between 2005 and 2008, as changes in other financial institutions’ underwriting standards allowed for the origination of significant amounts of higher risk mortgage products during that period. In addition, those borrowers are more susceptible to the declines in home prices over the past few years than those homeowners that have built equity over time.

77	Freddie Mac

Table 49 presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of June 30, 2010 and December 31, 2009.

Table 49 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	As of June 30, 2010
By Product Type	Current LTV(1) ≤ 80			Current LTV(1) of 81-100			Current LTV(1) > 100			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
30-year amortizing fixed-rate(5)	1.3%	5.4%	9.7%	0.8%	11.2%	17.4%	0.8%	22.2%	29.5%	2.9%	10.3%	15.7%
15-year amortizing fixed-rate	0.2	1.6	5.0	< 0.1	2.8	12.5	<0.1	4.6	21.8	0.2	1.7	5.5
ARMs/adjustable-rate(6)	0.1	0.2	11.8	<0.1	1.1	20.4	<0.1	1.5	31.5	0.1	0.6	17.0
Interest only	<0.1	0.6	19.6	0.1	1.5	27.9	0.1	2.0	43.7	0.2	1.6	34.3
Balloon/resets	<0.1	0.7	17.6	<0.1	0.9	20.2	<0.1	—	27.6	<0.1	0.7	18.8
FHA/VA	0.1	2.3	3.2	<0.1	2.0	7.3	<0.1	7.1	13.9	0.1	2.6	4.3
USDA Rural Development	<0.1	5.0	14.2	<0.1	2.1	8.6	<0.1	2.7	10.5	<0.1	3.0	10.5
Total FICO < 620	1.7	4.2	8.6	0.9	10.1	17.5	0.9	19.4	30.2	3.5	8.3	14.4

FICO of 620 to 659:
30-year amortizing fixed-rate(5)	2.8	3.1	5.7	1.7	6.6	11.2	1.5	14.6	21.9	6.0	6.3	10.3
15-year amortizing fixed-rate	0.6	0.8	2.8	<0.1	1.3	8.3	<0.1	1.8	14.8	0.6	0.9	3.2
ARMs/adjustable-rate(6)	0.2	0.2	6.4	0.1	0.4	14.9	0.1	0.9	28.7	0.4	0.4	13.6
Interest only	0.1	0.6	13.7	0.2	1.2	23.8	0.3	1.7	38.8	0.6	1.3	29.7
Balloon/resets	<0.1	0.4	11.8	<0.1	0.3	15.3	<0.1	3.1	21.0	<0.1	0.7	13.3
FHA/VA	<0.1	0.6	1.3	<0.1	0.4	2.3	<0.1	0.7	4.2	<0.1	0.6	1.9
USDA Rural Development	<0.1	1.9	6.9	<0.1	0.7	4.0	<0.1	1.6	4.8	<0.1	1.2	4.8
Total FICO of 620 to 659	3.7	2.4	5.1	2.0	5.9	11.8	1.9	12.3	23.9	7.6	5.0	10.0

FICO >= 660:
30-year amortizing fixed-rate(5)	43.5	0.5	1.1	15.6	1.6	3.6	7.9	5.9	11.2	67.0	1.3	2.7
15-year amortizing fixed-rate	11.9	0.1	0.5	0.6	0.2	1.8	0.1	0.6	7.1	12.6	0.1	0.5
ARMs/adjustable-rate(6)	1.9	0.1	1.9	0.7	0.2	7.1	0.6	0.4	19.2	3.2	0.1	6.0
Interest only	1.3	0.2	4.9	1.6	0.5	12.0	2.5	0.9	26.4	5.4	0.6	16.6
Balloon/resets	0.1	0.2	4.1	<0.1	0.3	9.0	0.1	0.3	14.1	0.2	0.2	5.7
FHA/VA	<0.1	0.1	1.0	<0.1	—	0.5	<0.1	0.2	1.4	<0.1	0.1	0.9
USDA Rural Development	<0.1	0.9	2.8	<0.1	0.2	1.3	<0.1	0.5	1.2	<0.1	0.4	1.5
Total FICO >= 660	58.7	0.3	1.0	18.5	1.4	4.2	11.2	4.7	14.2	88.4	0.9	2.8

Total of FICO not available	0.4	1.8	5.0	0.1	3.0	12.6	<0.1	11.8	29.0	0.5	2.4	7.2

All FICO:
30-year amortizing fixed-rate(5)	48.0	0.8	1.8	18.1	2.6	5.1	10.3	8.5	14.3	76.4	2.1	4.0
15-year amortizing fixed-rate	12.7	0.2	0.7	0.6	0.4	2.6	0.1	0.9	8.6	13.4	0.2	0.8
ARMs/adjustable-rate(6)	2.1	0.1	2.7	0.8	0.3	8.8	0.8	0.6	21.1	3.7	0.2	7.0
Interest only	1.5	0.2	5.9	1.8	0.6	13.6	2.8	1.0	28.3	6.1	0.7	18.4
Balloon/resets	0.1	0.2	5.7	<0.1	0.3	10.4	<0.1	0.6	15.6	0.1	0.2	7.3
FHA/VA	0.1	1.8	10.1	0.1	0.4	8.8	<0.1	2.3	15.8	0.2	1.4	10.5
USDA Rural Development	<0.1	1.9	5.9	0.1	0.5	2.8	<0.1	1.1	3.3	0.1	0.9	3.5
Total Single-Family Credit Guarantee Portfolio(7)	64.5%	0.6%	1.6%	21.5%	2.3%	5.7%	14.0%	6.8%	16.7%	100.0%	1.6%	4.0%

78	Freddie Mac

	As of June 30, 2010
By Region(8)	Current LTV(1) ≤ 80			Current LTV(1) of 81-100			Current LTV(1) > 100			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
North Central	0.3%	4.2%	8.2%	0.2%	10.0%	15.8%	0.2%	19.2%	23.9%	0.7%	8.7%	13.3%
Northeast	0.5	4.6	9.6	0.2	11.7	20.1	0.2	22.4	30.3	0.9	8.4	14.4
Southeast	0.3	4.3	10.2	0.2	9.7	18.4	0.3	17.7	33.5	0.8	8.6	17.2
Southwest	0.3	4.2	6.6	0.1	9.6	14.9	<0.1	21.3	25.1	0.4	6.4	9.5
West	0.3	3.7	7.8	0.2	9.0	19.0	0.2	19.4	33.2	0.7	9.4	17.5
Total FICO < 620	1.7	4.2	8.6	0.9	10.1	17.5	0.9	19.4	30.2	3.5	8.3	14.4

FICO of 620 to 659:
North Central	0.7	2.4	5.1	0.4	5.9	10.8	0.3	11.7	17.8	1.4	5.1	9.0
Northeast	1.0	2.4	5.4	0.5	6.7	13.5	0.4	14.0	22.3	1.9	4.8	9.2
Southeast	0.7	2.5	6.2	0.4	5.3	12.0	0.5	10.8	27.3	1.6	5.1	12.4
Southwest	0.6	2.5	3.9	0.3	5.6	9.1	0.1	12.1	15.7	1.0	3.7	5.7
West	0.7	2.0	4.8	0.4	5.8	14.3	0.6	13.7	27.5	1.7	6.3	13.5
Total FICO of 620 to 659	3.7	2.4	5.1	2.0	5.9	11.8	1.9	12.3	23.9	7.6	5.0	10.0

FICO >= 660:
North Central	10.5	0.3	0.9	3.9	1.4	3.8	1.6	4.0	8.4	16.0	0.8	2.1
Northeast	15.7	0.3	1.0	4.7	1.6	4.6	1.5	5.1	11.2	21.9	0.8	2.1
Southeast	8.8	0.4	1.4	3.4	1.2	4.1	3.0	3.6	16.5	15.2	1.0	4.1
Southwest	8.4	0.3	0.8	2.0	1.2	2.7	0.2	3.7	6.4	10.6	0.5	1.2
West	15.3	0.3	0.9	4.5	1.5	5.2	4.9	5.9	16.7	24.7	1.4	4.2
Total FICO >= 660	58.7	0.3	1.0	18.5	1.4	4.2	11.2	4.7	14.2	88.4	0.9	2.8

Total FICO not available	0.4	1.8	5.0	0.1	3.0	12.6	<0.1	11.8	29.0	0.5	2.4	7.2

All FICO:
North Central	11.5	0.6	1.4	4.6	2.3	5.2	2.1	6.5	11.3	18.2	1.5	3.2
Northeast	17.4	0.6	1.6	5.4	2.7	6.3	2.0	8.1	14.7	24.8	1.4	3.1
Southeast	9.8	0.7	2.2	4.0	2.1	5.8	3.8	5.7	19.4	17.6	1.8	5.7
Southwest	9.4	0.7	1.4	2.5	2.4	4.5	0.3	7.8	11.2	12.2	1.1	2.1
West	16.4	0.4	1.3	5.0	2.1	6.4	5.8	7.4	18.7	27.2	1.9	5.1
Total Single-Family Credit Guarantee Portfolio(7)	64.5%	0.6%	1.6%	21.5%	2.3%	5.7%	14.0%	6.8%	16.7%	100.0%	1.6%	4.0%

79	Freddie Mac

	As of December 31, 2009
By Product Type	Current LTV(1) ≤ 80			Current LTV(1) of 81-100			Current LTV(1) > 100			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
30-year amortizing fixed-rate(5)	1.2%	4.0%	9.5%	0.9%	7.2%	16.6%	0.9%	14.9%	29.1%	3.0%	7.6%	16.2%
15-year amortizing fixed-rate	0.2	1.0	4.4	<0.1	1.3	11.4	<0.1	2.0	18.6	0.2	1.0	5.0
ARMs/adjustable-rate(6)	0.1	0.1	11.9	<0.1	0.2	20.0	0.1	0.3	29.8	0.2	0.2	17.6
Interest only	<0.1	0.2	17.9	0.1	0.2	27.1	0.1	0.8	44.2	0.2	0.5	35.4
Balloon/resets	<0.1	—	15.5	<0.1	0.5	18.4	<0.1	—	27.2	<0.1	0.1	17.3
FHA/VA	<0.1	2.1	3.6	<0.1	1.7	5.2	<0.1	2.1	12.3	<0.1	2.1	4.5
USDA Rural Development	<0.1	6.0	15.0	<0.1	1.9	12.3	<0.1	2.0	11.4	<0.1	2.7	12.3
Total FICO < 620	1.5	3.1	8.2	1.0	6.4	16.8	1.1	12.7	29.7	3.6	6.0	14.9

FICO of 620 to 659:
30-year amortizing fixed-rate(5)	2.6	2.2	5.3	1.8	3.7	10.0	1.8	8.3	20.4	6.2	4.1	10.3
15-year amortizing fixed-rate	0.6	0.5	2.6	0.1	0.5	5.9	<0.1	1.4	11.9	0.7	0.5	2.9
ARMs/adjustable-rate(6)	0.1	0.1	5.8	0.2	0.2	13.2	0.1	0.4	25.2	0.4	0.2	13.3
Interest only	0.1	0.1	11.9	0.1	0.3	21.3	0.4	0.5	38.1	0.6	0.4	29.7
Balloon/resets	<0.1	0.1	8.4	<0.1	0.3	11.7	<0.1	0.3	17.7	<0.1	0.1	10.3
FHA/VA	<0.1	0.6	1.3	<0.1	0.3	3.3	<0.1	0.5	3.2	<0.1	0.5	2.0
USDA Rural Development	<0.1	2.0	6.8	<0.1	1.0	6.8	<0.1	0.7	4.3	<0.1	1.0	5.4
Total FICO of 620 to 659	3.4	1.6	4.7	2.2	3.3	10.6	2.3	6.9	22.3	7.9	3.2	10.1

FICO >= 660:
30-year amortizing fixed-rate(5)	36.2	0.3	1.0	19.4	0.6	2.8	10.1	2.2	9.4	65.7	0.6	2.6
15-year amortizing fixed-rate	11.3	—	0.4	1.0	0.1	1.3	0.2	0.2	4.9	12.5	—	0.5
ARMs/adjustable-rate(6)	1.6	—	1.7	0.8	0.1	5.5	0.9	0.1	16.4	3.3	—	5.8
Interest only	1.2	—	3.4	1.8	0.1	9.6	3.1	0.3	24.2	6.1	0.2	15.7
Balloon/resets	0.2	—	2.0	<0.1	—	6.2	<0.1	0.1	8.7	0.2	—	3.3
FHA/VA	<0.1	0.1	1.1	<0.1	—	0.5	<0.1	0.1	0.6	<0.1	0.1	0.8
USDA Rural Development	<0.1	0.9	3.4	<0.1	0.3	2.0	0.1	0.2	1.5	0.1	0.3	1.8
Total FICO >= 660	50.5	0.2	0.8	23.0	0.5	3.2	14.4	1.7	12.1	87.9	0.4	2.8

Total of FICO not available	0.4	1.6	4.8	0.1	2.3	14.1	0.1	7.4	28.9	0.6	2.0	7.5

All FICO:
30-year amortizing fixed-rate(5)	40.2	0.6	1.7	22.1	1.2	4.1	12.9	4.0	12.5	75.2	1.3	4.0
15-year amortizing fixed-rate	12.1	0.1	0.6	1.1	0.1	1.9	0.2	0.4	6.1	13.4	0.1	0.7
ARMs/adjustable-rate(6)	1.8	—	2.5	1.1	0.1	7.1	1.0	0.2	18.2	3.9	0.1	6.9
Interest only	1.3	—	4.2	2.0	0.1	11.2	3.6	0.3	26.4	6.9	0.2	17.6
Balloon/resets	0.3	—	3.1	<0.1	—	7.5	<0.1	0.1	10.6	0.3	—	4.5
FHA/VA	0.1	1.7	10.7	<0.1	0.4	12.9	0.1	0.7	15.2	0.2	1.3	11.8
USDA Rural Development	<0.1	2.2	6.6	<0.1	0.7	4.7	0.1	0.6	3.5	0.1	0.8	4.3
Total Single-Family Credit Guarantee Portfolio(7)	55.8%	0.4%	1.4%	26.3%	1.0%	4.6%	17.9%	3.2%	14.8%	100.0%	0.9%	4.0%

80	Freddie Mac

	As of December 31, 2009
By Region(8)	Current LTV(1) ≤ 80			Current LTV(1) of 81-100			Current LTV(1) > 100			Current LTV(1) All Loans
	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)	of Portfolio(2)	Modified(3)	Rate(4)

FICO < 620:
North Central	0.2%	3.0%	7.9%	0.3%	6.4%	14.8%	0.2%	12.7%	23.6%	0.7%	6.7%	14.2%
Northeast	0.5	3.1	9.4	0.2	7.3	20.3	0.2	14.6	30.4	0.9	5.7	14.7
Southeast	0.3	3.1	9.1	0.2	6.6	18.0	0.3	12.4	33.6	0.8	6.3	17.0
Southwest	0.3	3.4	6.5	0.1	6.4	13.3	0.1	13.7	22.0	0.5	5.3	9.8
West	0.2	2.4	7.3	0.2	4.3	18.3	0.3	11.6	34.8	0.7	5.9	18.7
Total FICO < 620	1.5	3.1	8.2	1.0	6.4	16.8	1.1	12.7	29.7	3.6	6.0	14.9

FICO of 620 to 659:
North Central	0.5	1.5	4.5	0.5	3.4	9.6	0.5	6.9	16.5	1.5	3.5	9.2
Northeast	1.0	1.5	5.0	0.5	3.7	12.3	0.4	7.8	21.3	1.9	2.9	8.9
Southeast	0.7	1.7	5.5	0.4	3.2	11.3	0.6	6.5	26.0	1.7	3.3	12.2
Southwest	0.6	1.9	3.6	0.4	3.2	8.0	0.1	6.9	13.6	1.1	2.8	5.8
West	0.6	1.2	4.3	0.4	2.4	12.5	0.7	6.8	27.5	1.7	3.3	13.9
Total FICO of 620 to 659	3.4	1.6	4.7	2.2	3.3	10.6	2.3	6.9	22.3	7.9	3.2	10.1

FICO >= 660:
North Central	8.3	0.2	0.8	5.1	0.5	2.7	2.7	1.6	7.0	16.1	0.4	2.1
Northeast	14.3	0.2	0.8	5.4	0.6	3.7	1.9	2.0	10.0	21.6	0.3	1.9
Southeast	7.8	0.2	1.2	4.1	0.5	3.6	3.4	1.5	14.6	15.3	0.5	4.0
Southwest	6.8	0.2	0.7	3.2	0.5	2.0	0.6	1.4	4.9	10.6	0.4	1.2
West	13.3	0.1	0.7	5.2	0.3	3.9	5.8	1.9	15.6	24.3	0.5	4.2
Total FICO >= 660	50.5	0.2	0.8	23.0	0.5	3.2	14.4	1.7	12.1	87.9	0.4	2.8

Total FICO not available	0.4	1.6	4.8	0.1	2.3	14.1	0.1	7.4	28.9	0.6	2.0	7.5

All FICO:
North Central	9.1	0.3	1.3	5.8	1.1	3.9	3.4	3.2	9.8	18.3	1.0	3.2
Northeast	16.0	0.4	1.5	6.2	1.2	5.4	2.4	3.9	13.5	24.6	0.8	3.0
Southeast	8.8	0.5	2.0	4.8	1.1	5.2	4.3	3.0	17.8	17.9	1.1	5.6
Southwest	7.7	0.5	1.3	3.8	1.1	3.4	0.8	3.8	8.6	12.3	0.9	2.2
West	14.2	0.2	1.1	5.7	0.6	5.0	7.0	2.9	17.8	26.9	0.9	5.3
Total Single-Family Credit Guarantee Portfolio(7)	55.8%	0.4%	1.4%	26.3%	1.0%	4.6%	17.9%	3.2%	14.8%	100.0%	0.9%	4.0%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 44 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio.
(3)	See endnote (3) to “Table 45 — Credit Performance of Certain Higher Risk Categories in the Single-Family Credit Guarantee Portfolio.”
(4)	Based on the number of mortgages three monthly payments or more past due or in foreclosure in our single-family credit guarantee portfolio. Structured Transactions with ending balances of $2 billion are included in the single-family credit guarantee portfolio total, but are excluded at June 30, 2010 and December 31, 2009, in the product and regional detail rates since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data is not available.
(5)	Includes 40-year and 20-year mortgage loans.
(6)	Includes option ARM mortgage loans.
(7)	The total of all FICO categories may not sum due to the inclusion of loans where FICO is not available in the respective total for all loans. See endnote (4) to “Table 44 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our use of FICO scores.
(8)	Presentation of non-credit-enhanced delinquency rates with the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

81	Freddie Mac

At June 30, 2010, approximately 24% of our single-family credit guarantee portfolio consisted of mortgage loans originated in 2009. These loans experienced significantly better delinquency trends at this stage than did the 2006, 2007, and 2008 vintage years. Excluding refinance loans purchased pursuant to the Home Affordable Refinance Program, we believe this improvement reflects recent changes in our underwriting standards. Mortgage loans originated in 2006 through 2008 experienced higher delinquency rates in the earlier years of their terms as compared to our historical experience. Our single-family credit guarantee portfolio was positively affected by low interest rates and high refinance activity in 2009 and the first half of 2010. As a result, our new purchases during these periods contained a relatively higher composition of fixed-rate amortizing mortgage loans than earlier years, for which we also experienced lower levels of credit losses. Loans originated in 2010 comprise 6% of our single-family credit guarantee portfolio and had an average original LTV ratio of 70% and an average borrower credit score of 750.

Table 50 provides delinquency information by attribute of our multifamily mortgage portfolio as of June 30, 2010 and December 31, 2009.

Table 50 — Multifamily Mortgage Portfolio — by Attribute

	Percentage of
	Portfolio at		Delinquency Rate(1) at
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Original LTV Ratio(2)

Below 75%	64%	64%	0.14%	0.06%
75% to 80%	29	29	0.06	0.13
Above 80%	7	7	2.53	1.63

Total	100%	100%	0.28%	0.19%

Weighted average LTV ratio at origination	70%	70%

Geographic Distribution

California	18%	18%	0.02%	—%
Texas	12	12	0.58	0.26
New York	8	9	—	—
Virginia	6	5	—	—
Florida	5	5	0.25	0.35
Georgia	5	5	2.03	0.67
All other states	46	46	0.20	0.23

Total	100%	100%	0.28%	0.19%

Maturity Date

2010	1%	2%	0.89%	0.21%
2011	3	3	—	—
2012	5	5	—	—
2013	7	7	—	—
2014	9	9	—	—
Beyond 2014	75	74	0.36	0.25

Total	100%	100%	0.28%	0.19%

Year of Origination
2004 and prior	19%	19%	0.21%	0.08%
2005	8	8	0.03	—
2006	12	12	—	0.16
2007	22	22	1.10	0.56
2008	24	24	—	0.13
2009	12	15	—	—
2010	3	—	—	—

Total	100%	100%	0.28%	0.19

(1)	Based on UPB. Prior period has been revised to conform to the current period presentation.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.

Our multifamily mortgage portfolio delinquency rate, excluding Structured Transactions, increased to 0.28% at June 30, 2010 from 0.19% at December 31, 2009. National multifamily market indicators such as unemployment, effective rents, and vacancies have shown signs of modest improvement in 2010. However, certain markets continue to exhibit weak fundamentals, particularly in the Southeast and West regions, which could adversely affect delinquency rates and credit losses in future periods. Multifamily loans are generally repaid from the cash flows generated by the underlying property. Prolonged periods of high apartment vacancies and negative or flat effective rent growth will adversely impact a multifamily property’s net operating income and related cash flows, which can adversely affect the borrower’s ability to make timely required loan payments and thereby potentially increase our delinquencies and credit

82	Freddie Mac

losses. Delinquency rates have historically been a lagging indicator and, as a result, we may continue to experience increased delinquencies and credit losses even as markets stabilize, reflecting the impact of an extended period of lower property cash flows.

The delinquency rates for loans in our multifamily mortgage portfolio are positively impacted to the extent we are successful in working with borrowers to modify their loans prior to their becoming delinquent or providing temporary relief through short term loan extensions. In the first half of 2010, we extended, modified or restructured loans totaling $303 million in UPB, compared with $36 million in the first half of 2009.

In certain cases, we receive credit enhancement on the multifamily loans we purchase or guarantee, in the form of supplemental collateral or subordination, which reduces our risk of future credit losses. As of June 30, 2010, approximately two-thirds of the multifamily loans that were two monthly payments or more past due, measured both in terms of number of loans and on a UPB basis, had credit enhancements that we believe will mitigate our expected losses on those loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 9% and 8% as of June 30, 2010 and December 31, 2009, respectively, based on the latest available information for these properties, and the delinquency rate for these loans was 2.5% and 1.3% as of June 30, 2010 and December 31, 2009, respectively. For further information on credit concentrations in our multifamily mortgage portfolio, see “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, loans that are more than three monthly payments past due or in foreclosure, and REO assets, net. Non-performing assets also includes multifamily loans that are deemed impaired based on management’s judgment. We place non-performing loans on nonaccrual status when we believe collectibility of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. There were no loans three monthly payments or more past due for which we continued to accrue interest in the first half of 2010. Table 51 provides further information about our non-performing assets.

Table 51 — Non-Performing Assets(1)

	June 30,	December 31,	June 30,
	2010	2009	2009
	(dollars in millions)

Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Reperforming or less than three monthly payments past due	$15,470	$711	$672
Three monthly payments or more past due	1,836	477	334
Multifamily TDRs	351	229	139

Total TDRs	17,657	1,417	1,145
Other single-family non-performing loans(2)(3)	92,788	12,106	8,901
Other multifamily non-performing loans	75	91	35

Total non-performing mortgage loans — on balance sheet	110,520	13,614	10,081

Non-performing mortgage loans — off-balance sheet:
Single-family loans	1,664	85,395	61,936
Multifamily loans	227	218	154

Total non-performing mortgage loans — off-balance sheet(3)	1,891	85,613	62,090

Real estate owned, net	6,298	4,692	3,416

Total non-performing assets	$118,709	$103,919	$75,587

Loan loss reserves as a percentage of our non-performing mortgage loans	34.1%	34.1%	35.7%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	5.9%	5.2%	3.8%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	Represents loans recognized by us on our consolidated balance sheets, including loans purchased from PC trusts due to the borrower’s delinquency.
(3)	The significant increase in other single-family non-performing loans — on balance sheet and the significant decrease in the non-performing single-family mortgage loans-off-balance sheet from December 31, 2009 to June 30, 2010 is primarily related to the adoption of amendments of the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

The amount of non-performing assets increased to approximately $118.7 billion at June 30, 2010, from $103.9 billion at December 31, 2009, primarily due to the impact of continued weakness in home prices and persistently high unemployment, extended foreclosure timelines in many states, and challenges faced by servicers in

83	Freddie Mac

building capacity to service high volumes of delinquent loans. The UPB of loans categorized as TDRs increased to $17.7 billion at June 30, 2010 from $1.4 billion as of December 31, 2009, largely due to a significant increase in loan modifications during the first half of 2010 in which we decreased the contractual interest rate, deferred the balance on which contractual interest is computed, or made a combination of both of these changes. Many of the TDRs during the first half of 2010 were loan modifications under HAMP, but an increasing number of our non-HAMP modifications have similar changes in terms, but not forebearance of principal amounts. We expect the number of non-HAMP modifications to increase in the second half of 2010 as borrowers that fail to complete HAMP trial periods qualify under our non-HAMP modification programs. Growth in non-performing assets was less pronounced during the first half of 2010 than during 2009, but we expect our non-performing assets, including loans deemed to be TDRs, to continue to increase in the remainder of 2010.

Table 52 provides detail by region for REO activity. Our REO activity relates almost entirely to single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional delinquency trends of our single-family credit guarantee portfolio. See “Table 49 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for additional information about regional delinquency rates.

Table 52 — REO Activity by Region(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(number of properties)

REO Inventory
Beginning property inventory	53,839	29,151	45,052	29,346
Adjustment to beginning balance(2)	—	—	1,340	—
Properties acquired by region:
Northeast	3,086	1,827	5,730	2,950
Southeast	9,594	4,441	17,628	7,996
North Central	8,119	6,143	15,318	8,897
Southwest	3,601	2,094	6,691	3,753
West	10,267	7,493	18,716	12,391

Total properties acquired	34,667	21,998	64,083	35,987

Properties disposed by region:
Northeast	(2,230)	(1,283)	(4,142)	(2,523)
Southeast	(6,874)	(3,634)	(12,136)	(6,672)
North Central	(5,938)	(3,769)	(10,835)	(7,247)
Southwest	(2,812)	(1,640)	(5,144)	(3,185)
West	(8,462)	(6,117)	(16,028)	(11,000)

Total properties disposed	(26,316)	(16,443)	(48,285)	(30,627)

Ending property inventory	62,190	34,706	62,190	34,706

(1)	See “Table 49 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting standard for consolidation of VIEs on January 1, 2010.

Our REO property inventory increased 38% during the first half of 2010, in part due to increased levels of foreclosures associated with borrowers that did not qualify or that did not successfully complete a modification or short sale. During 2009, we experienced a significant increase in the number of delinquent loans in our single-family credit guarantee portfolio. However, due to the effect of HAMP, our suspensions of foreclosure transfers and other programs, many of these loans have not yet transitioned to REO, or their transition to REO was delayed. In 2010, we expect many of these loans will not complete the modification process or may redefault and result in a foreclosure transfer. Consequently, we expect our REO activity to continue to increase in the remainder of 2010.

Our single-family REO acquisitions during the first half of 2010 have been most significant in the states of Florida, California, Arizona, Michigan, Georgia, Illinois and Texas. The West region represented approximately 29% of the new REO acquisitions during the six months ended June 30, 2010, based on the number of units, and the highest concentration in that region is in the state of California. At June 30, 2010, our REO inventory in California comprised approximately 20% of our total REO property inventory, based on loan amount prior to acquisition.

We expanded our methods for REO sales during the first half of 2010, including the expanded use of REO auctions and bulk sale transactions of properties in certain geographical areas. In addition, in certain locations we limited sales of our REO properties to buyers under neighborhood stabilization programs for a limited time. This is intended to encourage sales that enhance neighborhood stabilization.

84	Freddie Mac

Credit Loss Performance

Many loans that are delinquent or in foreclosure result in credit losses. Table 53 provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

Table 53 — Credit Loss Performance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in millions)

REO:
REO balances, net:
Single-family	$6,228	$3,381	$6,228	$3,381
Multifamily	70	35	70	35

Total	$6,298	$3,416	$6,298	$3,416

REO operations (income) expense:
Single-family	$(41)	$1	$115	$307
Multifamily	1	8	4	8

Total	$(40)	$9	$119	$315

Charge-offs:(1)
Single-family:
Charge-offs, gross (including $4.5 billion, $2.3 billion, $7.8 billion, and $3.7 billion relating to loan loss reserve, respectively)	$4,664	$2,413	$8,031	$3,779
Recoveries(2)	(772)	(508)	(1,388)	(862)

Single-family, net	$3,892	$1,905	$6,643	$2,917

Multifamily:
Charge-offs, gross (including $27 million, $2 million, $45 million, and $4 million relating to loan loss reserve, respectively)	$27	$2	$45	$4
Recoveries(2)	—	—	—	—

Multifamily, net	$27	$2	$45	$4

Total charge-offs:
Charge-offs, gross (including $4.5 billion, $2.3 billion, $7.8 billion, and $3.7 billion relating to loan loss reserves, respectively)	$4,691	$2,415	$8,076	$3,783
Recoveries(2)	(772)	(508)	(1,388)	(862)

Total charge-offs, net	$3,919	$1,907	$6,688	$2,921

Credit losses:(3)
Single-family	$3,851	$1,906	$6,758	$3,224
Multifamily	28	10	49	12

Total	$3,879	$1,916	$6,807	$3,236

Total in basis points(4) (annualized)	79.1	39.8	69.3	33.8

(1)	Represents the amount of the UPB of a loan that has been discharged, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and are generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition.
(2)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes interest forgone on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of operations, including losses on loans purchased and losses on certain credit guarantees.
(4)	Calculated as annualized credit losses divided by the average total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance is a historic metric that generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in the time from implementation of loss mitigation activities until the final resolution of delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses and differs from our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase in the second half of 2010, as our modification, short sale, and REO acquisition volume will likely remain high and market conditions, such as home prices and the rate of home sales, continue to remain weak, which may cause our loss severity rates to remain relatively high.

Single-family charge-offs, gross, for the six months ended June 30, 2010 increased to $8.0 billion, compared to $3.8 billion for the six months ended June 30, 2009, primarily due to an increase in the volume of foreclosure transfers and short sales and continued weakness in residential real estate markets. Gross charge-offs for multifamily loans increased to $45 million for the first half of 2010 compared to $4 million for the first half of 2009, primarily due to an

85	Freddie Mac

increase in REO acquisitions. We expect our charge-offs will continue to increase in the remainder of 2010. See “Note 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Table 54 presents the cumulative rates, by year of origination, for loans in our single-family credit guarantee portfolio that were resolved by either a foreclosure transfer or a short sale.

Table 54 — Single-Family Cumulative Foreclosure Transfer and Short Sale Rates(1)

	June 30,	December 31,	June 30,
	2010	2009	2009

Year of Origination
2005	2.28%	1.63%	1.15%
2006	3.82	2.70	1.80
2007	3.54	2.24	1.25
2008	0.77	0.37	0.14
2009	0.01	<0.01	<0.01
2010	<0.01	—	—

(1)	Rates are calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale during the period from origination to June 30, 2010, December 31, 2009 and June 30, 2009, respectively, divided by the number of loans in our single-family credit guarantee portfolio.

Average loss severity rates on single-family loans that transition to a loss event, such as a short sale or foreclosure transfer, were 37.98% during the second quarter of 2010, as compared to 39.82% during the second quarter of 2009. Our per-property loss rates during the second quarter of 2010 continued to be more severe in California, Michigan, Nevada, Arizona, and Florida than most other states. In addition, although Alt-A mortgage loans comprise approximately 7% of our single-family credit guarantee portfolio as of June 30, 2010, these loans represented approximately 40% of our credit losses during both the three and six months ended June 30, 2010.

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses on non-consolidated mortgage-related guarantees — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment and financial guarantees. Effective January 1, 2010, the adoption of the amendment to the accounting standards for consolidation of VIEs resulted in the reclassification of the reserves for guarantee losses associated with the mortgage loans of the consolidated single-family PCs and certain Structured Transactions to the allowance for loan losses on mortgage loans held-for-investment. The remaining reserve for guarantee losses as of June 30, 2010 relates to non-consolidated mortgage-related guarantees and is not significant. Beginning January 1, 2010, the reserve for guarantee losses is included in other liabilities on our consolidated balance sheet. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

Determining the loan loss reserves associated with our mortgage loans held-for-investment and financial guarantees is complex and requires significant management judgment about estimates of incurred losses and evaluation of expected recoveries, which are matters that involve a high degree of subjectivity. This management estimate continued to be inherently difficult to perform in 2009 and the first half of 2010 due to the absence of historical precedents relative to the current economic environment as well as the potential impacts of our temporary suspension of foreclosure transfers of occupied homes and loan modifications under the MHA Program. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information. Table 55 summarizes our loan loss reserves activity.

86	Freddie Mac

Table 55 — Loan Loss Reserves Activity(1)

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
			(dollars in millions)

Total loan loss reserves:
Beginning balance	$35,969	$842	$36,811	$22,527	$275	$22,802
Provision for credit losses	4,910	119	5,029	5,608	57	5,665
Charge-offs, gross(3)	(4,520)	(27)	(4,547)	(2,348)	(2)	(2,350)
Recoveries(4)	772	—	772	508	—	508
Transfers, net(5)(6)	253	1	254	(838)	—	(838)

Ending balance	$37,384	$935	$38,319	$25,457	$330	$25,787

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
			(dollars in millions)

Total loan loss reserves:
Beginning balance	$33,026	$831	$33,857	$15,341	$277	$15,618
Adjustments to beginning balance(2)	(186)	—	(186)	—	—	—
Provision for credit losses	10,277	148	10,425	14,523	57	14,580
Charge-offs, gross(3)	(7,770)	(45)	(7,815)	(3,674)	(4)	(3,678)
Recoveries(4)	1,388	—	1,388	862	—	862
Transfers, net(5)(6)	649	1	650	(1,595)	—	(1,595)

Ending balance	$37,384	$935	$38,319	$25,457	$330	$25,787

Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities			1.91%			1.30%

(1)	Includes allowance for loan losses and reserve for guarantee losses. Beginning January 1, 2010, our reserve for guarantee losses is included within other liabilities. See “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for further information.
(2)	Adjustments relate to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.
(3)	Charge-offs presented above exclude $144 million and $65 million for the three month periods ended June 30, 2010 and 2009, respectively, and $261 million and $105 million for the six month periods ended June 30, 2010 and 2009, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations.
(4)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(5)	Consist primarily of: (a) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (b) in 2009, the transfer of a proportional amount of the recognized reserves for guarantee losses related to loans purchased from non-consolidated mortgage-related financial guarantees; (c) effective January 1, 2010, the transfer of amounts related to our guarantee obligation included in other liabilities; and (d) net amounts attributable to uncollectible interest on modified mortgage loans.
(6)	For delinquent loans placed on non-accrual status on our consolidated balance sheets, we reverse all past due interest. In most cases, when we modify a non-accrual loan, the past due interest on the original loan is recapitalized, or added to the principal of the new loan and reflected as a transfer into the reserve balance. Transfers, net in the table above, includes $369 million and $540 million in the three and six months ended June 30, 2010, respectively, associated with recapitalization of past due interest.

The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $37.4 billion and $0.9 billion, respectively, as of June 30, 2010. Our total loan loss reserves increased in both the first half of 2010 and the first half of 2009 as we recorded additional reserves to reflect continued challenging economic conditions and increases in estimates of incurred losses based on higher delinquency rates and amounts of non-performing loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for additional information.

Credit Risk Sensitivity

Our credit risk sensitivity analysis assesses the estimated increase in the NPV of expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. Since the real estate market has already experienced significant home price declines since 2006 and we experienced significant growth in actual credit losses during 2009 and the first half of 2010, our portfolio’s market value has been less sensitive to additional 5% declines in home prices during the last several quarters for purposes of this analysis. As shown in the analysis below, the NPV impact of expected credit losses resulting from a 5% home price shock declined significantly from March 31, 2010 to June 30, 2010, primarily due to the impacts of a decline in interest rates, recent improvement in home prices as well as actual losses realized during the second quarter of 2010. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. Our quarterly credit risk sensitivity estimates are as follows:

87	Freddie Mac

Table 56 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
		NPV		NPV
	NPV(3)	Ratio(4)	NPV(3)	Ratio(4)
	(dollars in millions)

At:
June 30, 2010	$8,327	44.5 bps	$7,445	39.8 bps
March, 31, 2010(5)	$10,228	54.4 bps	$9,330	49.6 bps
December 31, 2009	$12,646	67.4 bps	$11,462	61.1 bps
September 30, 2009	$12,140	64.7 bps	$11,006	58.7 bps
June 30, 2009	$12,076	65.3 bps	$10,827	58.6 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.
(5)	Credit loss projections in this sensitivity analysis beginning as of March 31, 2010 declined, in part, because as of March 31, 2010 we adjusted our model used in this analysis for both delinquency and loss severity projections. The enhanced model reduces our delinquency projections for loans that are at least one year of age based on the mortgage product type, borrower’s credit score and other attributes. Other changes to the model included incorporating recent delinquency experiences to better forecast delinquencies for fixed coupon Alt-A mortgages. Severity assumptions for certain loans with reduced documentation, regardless of whether the loan has a fixed or variable coupon, were increased based on our recent experience with these loans.

Interest-Rate and Other Market Risks

For a discussion of our interest-rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Management, including the company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2010. For additional information, see “CONTROLS AND PROCEDURES.”

For more information on our operational risks, see “MD&A — RISK MANAGEMENT — Operational Risks” in our 2009 Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity for which we record guarantee assets and obligations. These off-balance sheet arrangements may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. Our maximum potential off-balance sheet exposure to credit losses relating to our securitization activities and other mortgage-related financial guarantees is primarily represented by the UPB of the loans and securities underlying the non-consolidated trusts and guarantees to third parties, which was $40.8 billion and $1.5 trillion at June 30, 2010 and December 31, 2009, respectively. Our off-balance sheet arrangements related to securitization activity have been significantly reduced due to new accounting standards for transfers of financial assets and the consolidation of VIEs, which we adopted on January 1, 2010. As of June 30, 2010, our off-balance sheet arrangements related primarily to: (a) multifamily PCs and multifamily Structured Securities; (b) certain single-family Structured Transactions; (c) long-term standby agreements; and (d) other mortgage-related financial guarantees, including liquidity guarantees. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 9: FINANCIAL GUARANTEES” for more information on our off-balance sheet arrangements.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business, which we principally fulfill by executing PC guarantees in swap transactions, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $294.7 billion and $325.9 billion in notional value at June 30, 2010 and December 31, 2009, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts of our assets, liabilities, income, and expenses. Certain of our accounting policies, as well as estimates we make, are “critical,” as they are both important to the presentation of

88	Freddie Mac

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

Our critical accounting policies and estimates relate to: (a) fair value assessments with respect to a significant portion of assets and liabilities; (b) allowance for loan losses and reserve for guarantee losses; (c) impairment recognition on investments in securities; and (d) realizability of net deferred tax assets. For additional information about our critical accounting policies and estimates and other significant accounting policies, including recently issued accounting pronouncements, see “MD&A — CRITICAL ACCOUNTING POLICIES AND ESTIMATES” in our 2009 Annual Report and “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in this Form 10-Q and our 2009 Annual Report.

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. You should not unduly rely on our forward-looking statements. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-Q, our 2009 Annual Report and our Quarterly Report on Form 10-Q for the first quarter of 2010, and:

•	the actions FHFA, Treasury, the Federal Reserve and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business, including our ability to pay the dividend on the senior preferred stock;

•	our ability to maintain adequate liquidity to fund our operations, including following changes in any support provided to us by Treasury or FHFA;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company or continue to exist and whether we will be placed under receivership, regulations under the Reform Act or the Dodd-Frank Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act or any other legislative, regulatory or judicial action at the federal or state level;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies or estimates;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including changes in employment rates and interest rates;

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market and home prices;

89	Freddie Mac

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	the effects of internal control deficiencies and our ability to effectively identify, assess, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the failure of our customers and counterparties to fulfill their obligations to us, including the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any future sales by the Federal Reserve or Treasury of Freddie Mac debt and mortgage-related securities they have purchased;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, our 2009 Annual Report and our Quarterly Report on Form 10-Q for the first quarter of 2010, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

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

90	Freddie Mac

In November 2008, FHFA suspended our periodic issuance of subordinated debt disclosure commitment during the term of conservatorship and thereafter until directed otherwise. In March 2009, FHFA suspended the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest-rate risk and credit risk disclosures in our periodic public reports. For the six months ended June 30, 2010, our duration gap averaged zero months, PMVS-L averaged $444 million and PMVS-YC averaged $21 million. Our monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our website, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risks — Credit Risk Sensitivity.” We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

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

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value (as defined below) to parallel moves in interest rates (PMVS-L) and the other to nonparallel movements (PMVS-YC). Our PMVS and duration gap estimates are obtained using internal proprietary interest-rate and prepayment models. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. While PMVS and duration gap estimate the exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, model, mortgage-to-debt OAS and foreign-currency risk. The impact of these other market risks can be significant.

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

Limitations of Market Risk Measures

There are inherent limitations in any methodology used to estimate exposure to changes in market interest rates. Our sensitivity analyses for PMVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not incorporate other factors that may have a significant effect, most notably on expected future business activities and strategic actions that management may take to manage interest-rate risk. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

Duration Gap and PMVS Results

Table 57 provides duration gap, estimated point-in-time minimum and maximum PMVS-L and PMVS-YC results as well as an average of the daily values and standard deviation for the three and six months ended June 30, 2010 and 2009. Table 57 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Accordingly, as shown in Table 57, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at June 30, 2010, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve.

91	Freddie Mac

Table 57 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
June 30, 2010	$41	$205	$502
December 31, 2009	$10	$329	$1,246

	Three Months Ended June 30,
	2010			2009
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	0.1	$23	$413	0.4	$90	$547
Minimum	(0.6)	$—	$156	(0.3)	$1	$177
Maximum	0.5	$64	$606	1.7	$171	$1,127
Standard deviation	0.2	$16	$94	0.4	$48	$154

	Six Months Ended June 30,
	2010			2009
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	0.0	$21	$444	0.6	$88	$439
Minimum	(0.7)	$—	$156	(0.3)	$—	$—
Maximum	0.8	$64	$680	1.8	$219	$1,127
Standard deviation	0.3	$16	$94	0.4	$53	$212

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

Table 58 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
June 30, 2010	$1,168	$205	$(963)
December 31, 2009	$3,507	$329	$(3,178)

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information

92	Freddie Mac

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

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2010

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

During the second quarter of 2010, we made several organizational and leadership changes, including:

•	The formation of the Single-Family Portfolio Management Division to integrate all aspects of performing and non-performing loan servicing, REO asset management, credit analytics and servicer performance, and the appointment of a new Executive Vice President to lead this division;

•	The appointment of a new head of the Operations and Technology Division;

•	The termination of the Chief Information Officer, for whom we are actively searching for a replacement; and

•	The appointment of a new Chief Enterprise Risk Officer.

In addition, as discussed further in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation — Out-of-Period Accounting Adjustment,” we identified a backlog in processing certain foreclosure alternatives, principally loan modifications and short sales, in the second quarter of 2010 which impacted our financial accounting and reporting systems. We evaluated the impacts of the control failures associated with this issue and concluded that these failures did not have a material effect on our internal control over financial reporting. We are taking corrective actions to improve our processing of and accounting for foreclosure alternatives by: (a) expanding our foreclosure alternative processing capabilities to be more responsive to changes in volumes; and (b) enhancing our controls related to data inputs used in our accounting for credit losses.

Material Weakness in Internal Control Over Financial Reporting

Disclosure Controls and Procedures — As of June 30, 2010, we have not remediated the material weakness in internal control over financial reporting described above related to our disclosure controls and procedures. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, reviewed our SEC documents prior to filing, including this quarterly report on Form 10-Q, and engaged in discussions regarding issues associated with the information contained in those filings. FHFA provided us with a written acknowledgement, before we filed this quarterly report on Form 10-Q, that it had reviewed the report, was not aware of any material misstatements or omissions in the report, and had no objection to our filing the report.

•	The Acting Director of FHFA has been in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

•	FHFA representatives held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

In view of our mitigating actions related to the material weakness, we believe that our interim consolidated financial statements for the quarter ended June 30, 2010, have been prepared in conformity with GAAP.

93	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

94	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in millions, except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$22,114	$—	$44,846	$—
Unsecuritized	2,179	1,721	4,140	3,301

Total mortgage loans	24,293	1,721	48,986	3,301
Investments in securities	3,574	8,523	7,473	17,494
Other	34	75	67	169

Total interest income	27,901	10,319	56,526	20,964

Interest expense
Debt securities of consolidated trusts	(19,048)	—	(38,691)	—
Other debt	(4,468)	(5,782)	(9,067)	(12,268)

Total interest expense	(23,516)	(5,782)	(47,758)	(12,268)
Expense related to derivatives	(249)	(282)	(507)	(582)

Net interest income	4,136	4,255	8,261	8,114
Provision for credit losses	(5,029)	(5,665)	(10,425)	(14,580)

Net interest income (loss) after provision for credit losses	(893)	(1,410)	(2,164)	(6,466)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	4	—	(94)	—
Gains (losses) on retirement of other debt	(141)	(156)	(179)	(260)
Gains (losses) on debt recorded at fair value	544	(797)	891	(330)
Derivative gains (losses)	(3,838)	2,361	(8,523)	2,542
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(114)	(10,473)	(531)	(17,603)
Portion of other-than-temporary impairment recognized in AOCI	(314)	8,260	(407)	8,260

Net impairment of available-for-sale securities recognized in earnings	(428)	(2,213)	(938)	(9,343)
Other gains (losses) on investment securities recognized in earnings	(257)	827	(673)	3,009
Other income (Note 22)	489	3,193	1,035	4,509

Non-interest income (loss)	(3,627)	3,215	(8,481)	127

Non-interest expense
Salaries and employee benefits	(230)	(221)	(464)	(428)
Professional services	(50)	(64)	(121)	(124)
Occupancy expense	(15)	(15)	(31)	(33)
Other administrative expenses	(92)	(83)	(166)	(170)

Total administrative expenses	(387)	(383)	(782)	(755)
Real estate owned operations income (expense)	40	(9)	(119)	(315)
Other expenses (Note 22)	(132)	(1,296)	(245)	(3,386)

Non-interest expense	(479)	(1,688)	(1,146)	(4,456)

Income (loss) before income tax benefit	(4,999)	117	(11,791)	(10,795)
Income tax benefit	286	184	389	1,121

Net income (loss)	(4,713)	301	(11,402)	(9,674)
Less: Net loss attributable to noncontrolling interest	—	1	1	1

Net income (loss) attributable to Freddie Mac	(4,713)	302	(11,401)	(9,673)
Preferred stock dividends	(1,296)	(1,142)	(2,588)	(1,520)

Net loss attributable to common stockholders	$(6,009)	$(840)	$(13,989)	$(11,193)

Loss per common share:
Basic	$(1.85)	$(0.26)	$(4.30)	$(3.44)
Diluted	$(1.85)	$(0.26)	$(4.30)	$(3.44)
Weighted average common shares outstanding (in thousands):
Basic	3,249,198	3,253,716	3,250,241	3,254,815
Diluted	3,249,198	3,253,716	3,250,241	3,254,815
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

95	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(in millions, except
	share-related amounts)

Assets
Cash and cash equivalents (includes $1 at June 30, 2010 related to our consolidated VIEs)	$49,677	$64,683
Restricted cash and cash equivalents (includes $6,390 at June 30, 2010 related to our consolidated VIEs)	6,795	527
Federal funds sold and securities purchased under agreements to resell (includes $14,000 at June 30, 2010 related to our consolidated VIEs)	42,068	7,000
Investments in securities:
Available-for-sale, at fair value (includes $570 and $10,879, respectively, pledged as collateral that may be repledged)	245,305	384,684
Trading, at fair value	66,633	222,250

Total investments in securities	311,938	606,934
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $14,476 at June 30, 2010)	1,716,026	—
Unsecuritized (net of allowances for loan losses of $23,666 and $1,441, respectively)	182,875	111,565

Total held-for-investment mortgage loans, net	1,898,901	111,565
Held-for-sale, at lower-of-cost-or-fair-value (includes $1,656 and $2,799 at fair value, respectively)	1,656	16,305

Total mortgage loans, net	1,900,557	127,870
Accrued interest receivable (includes $7,435 at June 30, 2010 related to our consolidated VIEs)	9,265	3,376
Derivative assets, net	172	215
Real estate owned, net (includes $128 at June 30, 2010 related to our consolidated VIEs)	6,298	4,692
Deferred tax assets, net	7,926	11,101
Other assets (Note 22) (includes $4,022 at June 30, 2010 related to our consolidated VIEs)	8,880	15,386

Total assets	$2,343,576	$841,784

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $6,804 at June 30, 2010 related to our consolidated VIEs)	$11,228	$5,047
Debt, net:
Debt securities of consolidated trusts held by third parties	1,541,914	—
Other debt (includes $7,743 and $8,918 at fair value, respectively)	784,431	780,604

Total debt, net	2,326,345	780,604
Derivative liabilities, net	873	589
Other liabilities (Note 22) (includes $3,752 at June 30, 2010 related to our consolidated VIEs)	6,868	51,172

Total liabilities	2,345,314	837,412

Commitments and contingencies (Notes 1, 9, 11 and 20)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	62,300	51,700
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 649,147,888 shares and 648,369,668 shares outstanding, respectively	—	—
Additional paid-in capital	—	57
Retained earnings (accumulated deficit)	(56,945)	(33,921)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $13,071 and $15,947, respectively, net of taxes, of other-than-temporary impairments)	(14,556)	(20,616)
Cash flow hedge relationships	(2,556)	(2,905)
Defined benefit plans	(135)	(127)

Total AOCI, net of taxes	(17,247)	(23,648)
Treasury stock, at cost, 76,715,998 shares and 77,494,218 shares, respectively	(3,955)	(4,019)

Total Freddie Mac stockholders’ equity (deficit)	(1,738)	4,278
Noncontrolling interest	—	94

Total equity (deficit)	(1,738)	4,372

Total liabilities and equity (deficit)	$2,343,576	$841,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

96	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Six Months Ended June 30,
	2010		2009
	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$51,700	1	$14,800
Increase in liquidation preference	—	10,600	—	36,900

Senior preferred stock, end of period	1	62,300	1	51,700

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109

Preferred stock, end of period	464	14,109	464	14,109

Common stock, at par value
Balance, beginning of year	726	—	726	—

Common stock, end of period	726	—	726	—

Additional paid-in capital
Balance, beginning of year		57		19
Stock-based compensation		15		27
Income tax benefit from stock-based compensation		1		7
Common stock issuances		(65)		(86)
Noncontrolling interest purchase		(31)		—
Transfer from retained earnings (accumulated deficit)		23		63

Additional paid-in capital, end of period		—		30

Retained earnings (accumulated deficit)
Balance, beginning of year		(33,921)		(23,191)
Cumulative effect of change in accounting principle		(9,011)		—

Balance, beginning of year, as adjusted		(42,932)		(23,191)
Cumulative effect of change in accounting principle		—		14,996
Net loss attributable to Freddie Mac		(11,401)		(9,673)
Senior preferred stock dividends declared		(2,585)		(1,519)
Dividend equivalent payments on expired stock options		(4)		(3)
Transfer to additional paid-in capital		(23)		(63)

Retained earnings (accumulated deficit), end of period		(56,945)		(19,453)

AOCI, net of taxes
Balance, beginning of year		(23,648)		(32,357)
Cumulative effect of change in accounting principle		(2,690)		—

Balance, beginning of year, as adjusted		(26,338)		(32,357)
Cumulative effect of change in accounting principle		—		(9,931)
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		8,743		7,066
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		356		403
Changes in defined benefit plans		(8)		4

AOCI, net of taxes, end of period		(17,247)		(34,815)

Treasury stock, at cost
Balance, beginning of year	77	(4,019)	79	(4,111)
Common stock issuances	—	64	(1)	87

Treasury stock, end of period	77	(3,955)	78	(4,024)

Noncontrolling interest
Balance, beginning of year		94		97
Cumulative effect of change in accounting principle		(2)		—

Balance, beginning of year, as adjusted		92		97
Net income (loss) attributable to noncontrolling interest		(1)		(1)
Noncontrolling interest purchase		(89)		—
Dividends and other		(2)		(1)

Noncontrolling interest, end of period		—		95

Total equity (deficit)		$(1,738)		$7,642

Comprehensive income (loss)
Net loss		$(11,402)		$(9,674)
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		9,091		7,473

Comprehensive income (loss)		(2,311)		(2,201)
Less: Comprehensive (income) loss attributable to noncontrolling interest		1		1

Total comprehensive income (loss) attributable to Freddie Mac		$(2,310)		$(2,200)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

97	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(in millions)

Cash flows from operating activities
Net loss	$(11,402)	$(9,674)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Derivative losses (gains)	5,963	(4,127)
Asset related amortization — premiums, discounts, and basis adjustments	(48)	(13)
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	1,099	2,528
Net discounts paid on retirements of other debt	(1,041)	(3,187)
Net premiums received from issuance of debt securities of consolidated trusts	1,225	—
Losses on extinguishment of debt securities of consolidated trusts and other debt	273	260
Provision for credit losses	10,425	14,580
Losses on investment activity	1,369	6,360
(Gains) losses on debt recorded at fair value	(891)	330
Deferred income tax benefit	(268)	(486)
Purchases of held-for-sale mortgages	(2,795)	(60,574)
Sales of held-for-sale mortgages	3,629	50,634
Repayments of held-for-sale mortgages	11	2,547
Change in:
Accrued interest receivable	279	(970)
Accrued interest payable	(887)	(919)
Income taxes payable	70	(620)
Other, net	(348)	1,473

Net cash provided by (used for) operating activities	6,663	(1,858)

Cash flows from investing activities
Purchases of trading securities	(28,153)	(177,211)
Proceeds from sales of trading securities	4,231	89,175
Proceeds from maturities of trading securities	21,477	29,400
Purchases of available-for-sale securities	(626)	(11,120)
Proceeds from sales of available-for-sale securities	606	7,017
Proceeds from maturities of available-for-sale securities	23,542	45,998
Purchases of held-for-investment mortgages	(25,200)	(14,728)
Repayments of held-for-investment mortgages	156,865	3,067
Decrease (increase) in restricted cash	8,714	(656)
Net proceeds from mortgage insurance and acquisitions and dispositions of real estate owned	5,654	(1,389)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(27,568)	1,650
Derivative premiums and terminations and swap collateral, net	(5,646)	2,201
Purchase of noncontrolling interests	(23)	—

Net cash provided by (used for) investing activities	133,873	(26,596)

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	38,756	—
Repayments of debt securities of consolidated trusts held by third parties	(206,991)	—
Proceeds from issuance of other debt	602,116	764,147
Repayments of other debt	(597,356)	(769,573)
Increase in liquidation preference of senior preferred stock	10,600	36,900
Payment of cash dividends on senior preferred stock	(2,585)	(1,519)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(83)	(166)

Net cash (used for) provided by financing activities	(155,542)	29,790

Net (decrease) increase in cash and cash equivalents	(15,006)	1,336
Cash and cash equivalents at beginning of period	64,683	45,326

Cash and cash equivalents at end of period	$49,677	$46,662

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$48,738	14,488
Net derivative interest carry and swap collateral interest	2,412	353
Income taxes	(191)	(15)
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as trading and available-for-sale securities	371	1,023
Underlying mortgage loans related to guarantor swap transactions	142,146	—
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	142,146	—
Transfers from held-for-investment mortgages to held-for-sale mortgages	196	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

98	Freddie Mac

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Freddie Mac was chartered by Congress in 1970 to stabilize the nation’s residential mortgage market and expand opportunities for home ownership and affordable rental housing. Our statutory mission is to provide liquidity, stability and affordability to the U.S. housing market. We are a GSE regulated by FHFA, the SEC, HUD, and the Treasury. For more information on the roles of FHFA and the Treasury, see “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS” in this Form 10-Q and “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS” in our Annual Report on our Form 10-K for the year ended December 31, 2009, or our 2009 Annual Report.

We are involved in the U.S. housing market by participating in the secondary mortgage market. We do not participate directly in the primary mortgage market. Our participation in the secondary mortgage market includes providing our credit guarantee for mortgages originated by mortgage lenders in the primary mortgage market and investing in mortgage loans and mortgage-related securities.

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans. These activities are funded by debt issuances. We manage the interest-rate risk associated with these investment and funding activities using derivatives. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we acquire and securitize mortgage loans by issuing PCs to third-party investors and we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private (non-agency) entities. Our Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we primarily purchase multifamily mortgage loans for investment and securitization, and CMBS for investment. We also guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. See “NOTE: 16 “SEGMENT REPORTING” for additional information.

Currently, we are focused on meeting the urgent liquidity needs of the U.S. residential mortgage market, lowering costs for borrowers and supporting the recovery of the housing market and U.S. economy. By continuing to provide access to funding for mortgage originators and, indirectly, for mortgage borrowers, and through our role in the Obama Administration’s initiatives, including the MHA Program, we are working to meet the needs of the mortgage market by making home ownership and rental housing more affordable, reducing the number of foreclosures and helping families keep their homes, where possible.

Throughout our consolidated financial statements and related notes, we use certain acronyms and terms which are defined in the Glossary.

Basis of Presentation

The accompanying unaudited consolidated financial statements include our accounts and those of our subsidiaries and should be read in conjunction with the audited consolidated financial statements and related notes in our 2009 Annual Report. We are operating under the basis that we will realize assets and satisfy liabilities in the normal course of business as a going concern and in accordance with the delegation of authority from FHFA to our Board of Directors and management. These unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information. Certain financial information that is normally included in annual financial statements prepared in conformity with GAAP but is not required for interim reporting purposes has been condensed or omitted. Certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the opinion of management, all adjustments, which include only normal recurring adjustments, have been recorded for a fair statement of our unaudited consolidated financial statements. Net loss includes certain adjustments to correct immaterial errors related to previously reported periods.

Out-of-Period Accounting Adjustment

During the second quarter of 2010, we identified a backlog related to the processing of certain foreclosure alternatives reported to us by our servicers, principally loan modifications and short sales. This backlog was the result of a significant increase in the volume of foreclosure alternatives executed by servicers beginning in 2009, which placed pressure on our existing loan processing capabilities. Our loan accounting processing activities and our loan loss reserving process are dependent on accurate loan data from our loan reporting systems. Our foreclosure alternative operational processes rely on manual reviews and approvals prior to modifying the corresponding loan data within our

99	Freddie Mac

loan reporting systems. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. Prior to the second quarter of 2010, while we modified our loan loss reserving processes to consider potential processing lags in foreclosure alternatives data, we failed to fully adjust for the impacts of the resulting erroneous loan data on our financial statements. The resulting error impacts our provision for credit losses, allowance for loan losses, and provision for income taxes and affects our previously reported financial statements for the interim period ended March 31, 2010 and the interim 2009 periods and full year ended December 31, 2009. Based upon our evaluation of all relevant quantitative and qualitative factors related to this error, we concluded that this error is not material to our previously issued consolidated financial statements for any of the periods affected and is not material to our estimated earnings for the full year ending December 31, 2010 or to the trend of earnings. As a result, in accordance with the accounting standard related to accounting changes and correction of errors, we have recorded the cumulative effect of this error as a correction in the second quarter of 2010 as an increase to our provision for credit losses. The cumulative effect, net of taxes, of this error corrected in the second quarter of 2010 was $1.2 billion, of which $0.9 billion related to the year ended December 31, 2009.

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

Consolidation and Equity Method of Accounting

The consolidated financial statements include our accounts and those of our subsidiaries. The equity and net earnings attributable to the noncontrolling interests in our consolidated subsidiaries are reported separately on our consolidated balance sheets as noncontrolling interest in total equity (deficit) and in the consolidated statements of operations as net income (loss) attributable to noncontrolling interest. All material intercompany transactions have been eliminated in consolidation.

For each entity with which we are involved, we determine whether the entity should be consolidated in our financial statements. The consolidation assessment methodologies vary between a VIE and a non-VIE. A VIE is an entity: (a) that has a total equity investment at risk that is not sufficient to finance its activities without additional subordinated financial support provided by another party; or (b) where the group of equity holders does not have: (i) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (ii) the obligation to absorb the entity’s expected losses; or (iii) the right to receive the entity’s expected residual returns.

For VIEs, our policy is to consolidate all entities in which we hold a controlling financial interest and are therefore deemed to be the primary beneficiary. An enterprise has a controlling financial interest in, and thus is the primary beneficiary of, a VIE if it has both: (a) the power to direct the activities of the VIE that most significantly impact its economic performance; and (b) exposure to losses or benefits of the VIE that could potentially be significant to the VIE. We perform ongoing assessments to determine if we are the primary beneficiary of the VIEs with which we are involved and, as such, conclusions may change over time.

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

100	Freddie Mac

we consolidate, we recognize the assets and liabilities of the VIE at fair value, and we recognize a gain or loss for the difference between: (a) the fair value of the consideration paid and the fair value of any noncontrolling interests held by third parties; and (b) the net amount, as measured on a fair value basis, of the assets and liabilities consolidated.

For entities that are not VIEs, the usual condition of a controlling financial interest is ownership of a majority voting interest in an entity. We use the equity method of accounting for entities over which we have the ability to exercise significant influence, but not control.

Securitization Activities through Issuances of PCs and Structured Securities

Overview

We securitize substantially all of the single-family mortgages we purchase and issue mortgage-related securities called PCs that can be sold to investors or held by us. Guarantor swaps are transactions where financial institutions exchange mortgage loans for PCs backed by these mortgage loans. Multilender swaps are similar to guarantor swaps, except that formed PC pools include loans that are contributed by more than one party. We issue PCs and Structured Securities through various swap-based exchanges significantly more often than through cash-based exchanges. We also issue Structured Securities to third parties in exchange for PCs and non-Freddie Mac mortgage-related securities.

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

Various types of fixed income investors purchase our PCs, including pension funds, insurance companies, securities dealers, money managers, commercial banks and foreign central banks. PCs differ from U.S. Treasury securities and certain other fixed-income investments in two primary ways. First, they can be prepaid at any time because homeowners may pay off the underlying mortgages at any time prior to a loan’s maturity. Because homeowners have the right to prepay their mortgage, the securities implicitly have a call option that significantly reduces the average life of the security as compared to the contractual maturity of the underlying loans. Consequently, mortgage-related securities generally provide a higher nominal yield than certain other fixed-income products. Second, PCs are not backed by the full faith and credit of the United States, as are U.S. Treasury securities. However, we guarantee the payment of interest and principal on all of our PCs, as discussed above.

In return for providing our guarantee of the payment of principal and interest, we earn a management and guarantee fee that is paid to us over the life of an issued PC, representing a portion of the interest collected on the underlying loans.

PC Trusts

Prior to January 1, 2010, our PC trusts met the definition of QSPEs and were not consolidated. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. Based on our evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs. Therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts at their UPB, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of carrying values was not practical. Other newly consolidated assets and liabilities that either do not have a UPB or are required to be carried at fair value were measured at fair value. As such, we have recognized on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs as mortgage loans held-for-investment by consolidated trusts, at amortized cost. We also recognized the corresponding single-family PCs held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. After January 1, 2010, the assets and liabilities of trusts that we consolidate are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust; or (b) fair value for those securitization trusts established for our guarantor swap program, rather than their UPB. Refer to “Mortgage Loans” and “Debt Securities Issued” below for further information on the subsequent accounting treatment of these assets and liabilities, respectively.

Structured Securities

Our Structured Securities use resecuritization trusts that meet the definition of a VIE. Structured Securities represent beneficial interests in pools of PCs and other types of mortgage-related assets. We create Structured

101	Freddie Mac

Securities primarily by using PCs or previously issued Structured Securities as collateral. Similar to our PCs, we guarantee the payment of principal and interest to the holders of the tranches of our Structured Securities.

With respect to the resecuritization trusts used for Structured Securities whose underlying assets are PCs, we do not have rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. Additionally, our involvement with these trusts does not provide any power that would enable us to direct the significant economic activities of these entities. Although we may be exposed to prepayment risk through our ownership of the securities issued by these trusts, we do not have the ability through our involvement with the trust to impact the economic risks to which we are exposed. As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, the resecuritization trusts used for Structured Securities unless we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

We receive a transaction fee from third parties for issuing Structured Securities in exchange for PCs or other mortgage-related assets. We defer the portion of the transaction fee that is equal to the estimated fair value of our future administrative responsibilities for issued Structured Securities. These responsibilities include ongoing trustee services, administration of pass-through amounts, paying agent services, tax reporting, and other required services. We estimate the fair value of these future responsibilities based on quotes from third-party vendors who perform each type of service and, where quotes are not available, based on our estimates of what those vendors would charge. The remaining portion of the transaction fee relates to compensation earned in connection with structuring-related services we rendered to third parties and is allocated between the Structured Securities we retain, if any, and the Structured Securities acquired by third parties, based on the relative fair value of the Structured Securities. The portion of the fee allocated to any Structured Securities we retain is deferred as a carrying value adjustment of retained Structured Securities and is amortized into interest income using the effective interest method over the contractual lives of the Structured Securities. The fee allocated to the Structured Securities acquired by third parties is recognized immediately in earnings as other non-interest income.

Structured Transactions

Structured Securities that we issue to third parties in exchange for non-Freddie Mac mortgage-related securities are referred to as Structured Transactions. A Structured Transaction typically involves us purchasing either the senior tranches from a non-Freddie Mac senior-subordinated securitization or single-class pass-through securities, placing the acquired assets into a securitization trust, providing a guarantee of the principal and interest of the acquired assets and issuing the Structured Transaction.

To the extent that we are deemed to be the primary beneficiary of the securitization trust used for a Structured Transaction, we recognize the mortgage loans underlying the Structured Transaction as mortgage loans held-for-investment, at amortized cost. Correspondingly, we recognize the issued Structured Transaction held by third parties as debt securities of consolidated trusts. However, to the extent we are not deemed to be the primary beneficiary of the securitization trust used for a Structured Transaction, we recognize a guarantee asset, to the extent a management and guarantee fee is charged, and we recognize a guarantee obligation at fair value. We do not receive transaction fees, apart from our management and guarantee fee, for these transactions.

Purchases and Sales of PCs and Structured Securities

PCs

When we purchase PCs that have been issued by consolidated PC trusts, we extinguish the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to redeem the debt differs from carrying value, adjusted for any related purchase commitments accounted for as derivatives.

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

102	Freddie Mac

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

We recognize, as assets, both the investment in the multi-class Structured Securities and the mortgage loans backing the PCs held by the trusts which underlie multi-class Structured Securities. Additionally, we recognize, as liabilities, the unsecured debt issued to third parties to fund the purchase of the multi-class Structured Securities as well as the debt issued to third parties of the PC trusts we consolidate which underlie multi-class Structured Securities. This results in recognition of interest income from both assets and interest expense from both liabilities.

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

Cash and Cash Equivalents and Statements of Cash Flows

Highly liquid investment securities that have an original maturity of three months or less are accounted for as cash equivalents. In addition, cash collateral that we have the right to use for general corporate purposes and that we obtain from counterparties to derivative contracts is recorded as cash and cash equivalents. The vast majority of our cash and cash equivalents balance is interest-bearing in nature.

For securities classified as trading securities and those securities where we elected the fair value option, we classify the cash flows as investing activities because we hold these securities for investment purposes.

Cash flows related to mortgage loans held by our consolidated single-family PC trusts and certain Structured Transactions are classified as either investing activities (e.g., principal repayments) or operating activities (e.g., interest payments received from borrowers included within net income (loss)). Correspondingly, cash flows related to debt securities issued by our consolidated trusts are classified as either financing activities (e.g., repayment of principal to PC holders) or operating activities (e.g., interest payments to PC holders included within net income (loss)).

In the consolidated statements of cash flows, cash flows related to the acquisition and termination of derivatives, other than forward commitments, are generally classified in investing activities. Cash flows related to purchases of mortgage loans held-for-sale are classified in operating activities. When mortgage loans held-for-sale are sold or securitized, proceeds from the sale or securitization and any related gain or loss are classified in operating activities.

Restricted Cash and Cash Equivalents

Cash collateral accepted from counterparties that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. Restricted cash includes cash remittances received on the underlying assets of our PCs and Structured Securities, which are deposited into a separate custodial account. These cash remittances include both scheduled and unscheduled principal and interest payments. These funds are segregated and are not commingled with our general operating funds. As securities administrator, we invest the cash held in the custodial account, pending distribution to our PC and Structured Securities holders, in short-term investments and are entitled to the interest income earned on these short-term investments, which is recorded as interest income, other on our consolidated statements of operations. The funds are maintained in this separate custodial account until they are remitted to the PC and Structured Securities holders on their respective security payment dates.

103	Freddie Mac

Mortgage Loans

Upon acquisition, we classify a loan as either held-for-sale or held-for-investment. Mortgage loans that we have the ability and intent to hold for the foreseeable future are classified as held-for-investment. Historically, we classified mortgage loans that we purchased to use as collateral for future PC and other mortgage-related security issuances as held-for-sale because we intended to securitize the loans in transactions that qualified for derecognition from our consolidated financial statements and did not have the intent to hold these loans for the foreseeable future. Effective January 1, 2010 we were required to consolidate our single-family PC trusts and certain Structured Transactions, and, therefore, recognized the loans underlying these issuances on our consolidated balance sheets. These consolidated entities do not have the ability to sell mortgage loans and generally are only permitted to hold such loans for the settlement of the corresponding obligations of these entities. As such, loans we acquire and which we intend to securitize using an entity we will consolidate will generally be classified as held-for-investment both prior to and subsequent to their securitization, in accordance with our intent and ability to hold such loans for the foreseeable future.

Held-for-investment mortgage loans are reported in our consolidated balance sheets at their outstanding UPB, net of deferred fees and other cost basis adjustments (including unamortized premiums and discounts, credit fees and other pricing adjustments). These deferred items are amortized into interest income over the contractual lives of the loans using the effective interest method. We recognize interest income on an accrual basis except when we believe the collection of principal or interest is not probable. If the collection of principal and interest is not probable, we cease the accrual of interest income.

Mortgage loans not classified as held-for-investment are classified as held-for-sale. Held-for-sale loans are reported at lower-of-cost-or-fair-value on our consolidated balance sheets. Any excess of a held-for-sale loan’s cost over its fair value is recognized as a valuation allowance in other income on our consolidated statement of operations, with changes in this valuation allowance also being recorded in other income. Premiums, discounts and other cost basis adjustments recognized upon acquisition on single-family loans classified as held-for-sale are deferred and not amortized. We have elected the fair value option for multifamily mortgage loans purchased through our Capital Markets Execution initiative to reflect our strategy in this initiative. See “NOTE 19: FAIR VALUE DISCLOSURES — Fair Value Election — Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected.” Thus, these multifamily mortgage loans are measured at fair value on a recurring basis, with subsequent gains or losses related to sales or changes in fair value reported in other income in our consolidated statements of operations.

Allowance for Loan Losses and Reserve for Guarantee Losses

The allowance for loan losses and the reserve for guarantee losses represent estimates of incurred credit losses. The allowance for loan losses pertains to all single-family and multifamily loans classified as held-for-investment on our consolidated balance sheets whereas the reserve for guarantee losses relates to single-family and multifamily loans underlying our non-consolidated PCs, Structured Securities and other mortgage-related financial guarantees. Total held-for-investment mortgage loans, net are shown net of the allowance for loan losses on our consolidated balance sheets. The reserve for guarantee losses is included within other liabilities on our consolidated balance sheets. We recognize incurred losses by recording a charge to the provision for credit losses in our consolidated statements of operations. Determining the adequacy of the loan loss reserves is a complex process that is subject to numerous estimates and assumptions requiring significant judgment.

We estimate credit losses related to homogeneous pools of loans in accordance with the accounting standards for contingencies. Accordingly, we maintain an allowance for loan losses on mortgage loans held-for-investment when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Loans that we evaluate for individual impairment are measured in accordance with the subsequent measurement requirements of the accounting standards for receivables (which includes mortgage loans).

Single-Family Loans

We estimate loan loss reserves on homogeneous pools of single-family loans using a statistically based model that evaluates a variety of factors. The homogeneous pools of single-family mortgage loans are determined based on common underlying characteristics, including current LTV ratios and trends in house prices, loan product type and geographic region. In determining the loan loss reserves for single-family loans at the balance sheet date, we evaluate factors including, but not limited to:

•	current LTV ratios and historical trends in house prices;

•	loan product type;

•	geographic location;

104	Freddie Mac

•	delinquency status;

•	loan age;

•	sourcing channel;

•	occupancy type;

•	UPB at origination;

•	actual and estimated rates of loss severity for similar loans;

•	default experience;

•	expected ability to partially mitigate losses through loan modification or other alternatives to foreclosure;

•	expected proceeds from mortgage insurance contracts that are contractually attached to a loan or other credit enhancements that were entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction;

•	expected repurchases of mortgage loans by sellers under their obligations to repurchase loans that are inconsistent with certain representations and warranties made at the time of sale;

•	counterparty credit of mortgage insurers and seller/servicers;

•	pre-foreclosure real estate taxes and insurance;

•	estimated selling costs should the underlying property ultimately be sold; and

•	trends in the timing of foreclosures.

Our loan loss reserves reflect our best current estimates of incurred losses. Our loan loss reserve estimate includes projections related to strategic loss mitigation activities, including loan modifications for troubled borrowers, and projections of recoveries through repurchases by seller/servicers of defaulted loans due to failure to follow contractual underwriting requirements at the time of the loan origination. At an individual loan level, our estimate also considers the effect of home price changes on borrower behavior and the impact of our loss mitigation actions, including our temporary suspensions of foreclosure transfers and our loan modification efforts. We apply estimated proceeds from primary mortgage insurance that is contractually attached to a loan and other credit enhancements entered into contemporaneous with and in contemplation of a guarantee or loan purchase transaction as a recovery of our recorded investment in a charged-off loan, up to the amount of loss recognized as a charge-off. Proceeds from credit enhancements received in excess of our recorded investment in charged-off loans are recorded as a decrease to REO operations expense in our consolidated statements of operations when received.

Our reserve estimate also reflects our best projection of delinquencies we believe are likely to occur as a result of loss events that have occurred through June 30, 2010 and December 31, 2009, respectively. However, the continued weakness in the national housing market, the uncertainty in other macroeconomic factors, and uncertainty of the success of modification efforts under HAMP and other loss mitigation programs, make forecasting of delinquency rates inherently imprecise. The inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices, deterioration in the financial condition of our mortgage insurance counterparties, or delinquency rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

We validate and update the model and factors to capture changes in actual loss experience, as well as the effects of changes in underwriting practices and in our loss mitigation strategies. We also consider macroeconomic and other factors that impact the quality of the loans underlying our portfolio including regional housing trends, applicable home price indices, unemployment and employment dislocation trends, consumer credit statistics and the extent of third party insurance. We determine our loan loss reserves based on our assessment of these factors.

Multifamily Loans

We estimate loan loss reserves on multifamily loans based on all available evidence, including but not limited to, the fair value of collateral underlying the impaired loans, evaluation of the repayment prospects, and the adequacy of third-party credit enhancements. In determining our loan loss reserve estimate, we utilize available economic data related to multifamily real estate, including apartment vacancy and rental rates, as well as estimates of loss severity and rates of reperformance. Additionally, we assess individual borrower repayment prospects by reviewing their financial results. Although we use the most recently available results of our multifamily borrowers, there is a significant lag in reporting of annual property financial statements. Therefore, we use available economic data to estimate the borrower’s financial results for interim periods where we do not have their current actual results.

105	Freddie Mac

Non-Performing Loans

We classify mortgage loans as non-performing and place them on nonaccrual status when we believe collectibility of interest and principal is not reasonably assured, unless the loan is well secured and in the process of collection based upon an individual loan assessment. When a loan is placed on nonaccrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.

A nonaccrual mortgage loan may be returned to accrual status when the collectibility of principal and interest is reasonably assured. Upon a loan’s return to accrual status, amortization of any basis adjustments into interest income is resumed, except for loans having undergone a TDR, where interest income is recognized at the modified interest rate with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statement of operations.

Impaired Loans

We consider a loan to be impaired when it is probable, based on current information, that we will not receive all amounts due (including both principal and interest), in accordance with the contractual terms of the original loan agreement. This assessment is made taking into consideration any more than insignificant delays in the timing of our expected receipt of these amounts.

Single-Family

Impaired single-family loans include loans which are three or more payments past due, loans having undergone a TDR and loans acquired with evidence of deterioration in credit quality since origination. Single-family impaired loans are aggregated and measured collectively for impairment based on similar risk characteristics. Impairment is measured as described above in the “Allowance for Loan Losses and Reserve for Guarantee Losses — Single-Family Loans” section of this note. If we determine that foreclosure upon the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from insurance and similar sources. Impairment on loans having undergone a TDR and loans acquired with evidence of deterioration in credit quality since origination are discussed separately in the paragraphs that follow.

Multifamily

Multifamily impaired loans include TDRs, loans three monthly payments or more past due, and loans that are deemed impaired based on management judgment. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any credit-enhancement associated with the impaired loan. Except for cases of fraud and certain other types of borrower defaults, multifamily loans are non-recourse to the borrower so only the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan.

Troubled Debt Restructurings

Both single-family and multifamily loans which experience a modification to their contractual terms which results in a concession being granted to a borrower experiencing financial difficulties are considered TDRs. A concession is deemed granted if the borrower’s effective borrowing rate under the terms of the contractual modification is less than the effective borrowing rate prior to the modification. A concession typically includes one or more of the following being granted to the borrower: (a) a reduction in the contractual interest rate, (b) interest forbearance for a period of time that is not insignificant or forgiveness of accrued but uncollected interest amounts, and (c) a reduction in the principal amount of the loan. For loans modified under the MHA Program, the TDR assessment is performed upon successful completion of the trial period at the date the contractual terms of the modified loan become effective.

Impairment of a loan having undergone a TDR is measured as the excess of our recorded investment in the loan over the present value of the expected future cash flows, discounted at the loan’s original effective interest rate. Subsequent to the modification date, interest income is recognized at the modified interest rate with all other changes in the present value of expected future cash flows being recognized as a component of the provision for credit losses in our consolidated statement of operations.

Loans Acquired with Evidence of Credit Deterioration

Under the provisions of the governing legal documents of our PC Trusts, we have the option to purchase out mortgage loans in certain circumstances, such as to resolve an existing or impending delinquency or default. It is our practice to purchase a loan from a PC Trust upon the presence of any of the following: (a) a loan undergoes a modification; (b) foreclosure sales occur; (c) a loan is delinquent for a period of 24 months; or (d) a loan is delinquent

106	Freddie Mac

for a period of at least 120 days and the cost of funding our guarantee payments to holders of the issued PCs exceeds the expected cost of holding the non-performing loan. We also enter into long-term standby agreements under which we purchase loans from third parties when those loans meet specified delinquency criteria. In both of the instances above, the purchase price we pay to acquire the underlying loans is the UPB of the loans plus accrued interest.

Prior to our consolidation of single-family PC trusts on January 1, 2010, loans that were purchased from PC pools were recorded on our consolidated balance sheets at the lesser of our acquisition cost or the loan’s fair value at the date of purchase and were subsequently carried at amortized cost. The initial investment included the UPB, accrued interest, and a proportional amount of the recognized guarantee obligation and reserve for guarantee losses recognized for the PC pool from which the loan was purchased. The proportion of the guarantee obligation was calculated based on the relative percentage of the UPB of the loan to the UPB of the entire pool. The proportion of the reserve for guarantee losses was calculated based on the relative percentage of the UPB of the loan to the UPB of the loans in the respective reserving category for the loan. We recorded realized losses on loans purchased when, upon purchase, the fair value was less than the acquisition cost of the loan. Gains related to nonaccrual loans purchased from PC pools that were either repaid in full or that were collected in whole or in part when a loan went to foreclosure were reported in other income.

Effective January 1, 2010, when we purchase mortgage loans from consolidated trusts, we reclassify such loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and, at settlement, record an extinguishment of the corresponding obligation of the consolidated trust.

For loan acquisitions from non-consolidated trusts and under long-term standby agreements, if the acquired loan is credit impaired, it is recorded at the lower of acquisition cost or fair value. A loan is credit impaired when evidence exists that credit deterioration has occurred subsequent to the loan’s origination and it is probable at the acquisition date that we will be unable to collect all contractually required payments under the loan documents. Loans acquired which do not show such evidence of credit deterioration are recorded at their acquisition cost.

Loans acquired with evidence of credit deterioration since origination are predominantly single-family loans and are aggregated and measured for impairment based on similar risk characteristics.

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

107	Freddie Mac

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

For most of our investments in securities, interest income is recognized using the effective interest method. Deferred items, including premiums, discounts, and other basis adjustments, are amortized into interest income over the contractual lives of the securities.

For certain investments in securities, interest income is recognized using the prospective effective interest method. We specifically apply this accounting to beneficial interests in securitized financial assets that: (a) can contractually be prepaid or otherwise settled in such a way that we may not recover substantially all of our recorded investment; (b) are not of high credit quality at the acquisition date; or (c) have been determined to be other-than-temporarily impaired. We recognize as interest income (over the life of these securities) the excess of all estimated cash flows attributable to these interests over their book value using the effective interest method. We update our estimates of expected cash flows periodically and recognize changes in the calculated effective interest rate on a prospective basis.

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

108	Freddie Mac

We also engage in dollar roll transactions whereby we enter into an agreement to sell and subsequently repurchase (or purchase and subsequently resell) agency securities. When these transactions involve securities issued by consolidated entities, they are treated as issuances and extinguishments of debt. When these transactions involve securities issued by entities we do not consolidate, they are generally treated as purchases and sales as the security initially transferred is not required to be the same or substantially the same as the security subsequently returned.

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

Both debt of our consolidated trusts and other debt, except for certain debt for which we elected the fair value option, are reported at amortized cost. Deferred items, including premiums, discounts, and hedging-related basis adjustments are reported as a component of total debt, net. Issuance costs are reported as a component of other assets. These items are amortized and reported through interest expense using the effective interest method over the contractual life of the related indebtedness. Amortization of premiums, discounts, and issuance costs begins at the time of debt issuance. Amortization of hedging-related basis adjustments is initiated upon the discontinuation of the related hedge relationship.

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

When we purchase a PC or a single-class resecuritization security from a third party, we extinguish the debt of the related PC trusts and recognize a gain or loss related to the difference between the amount paid to redeem the debt security and its carrying value, adjusted for any related purchase commitments accounted for as derivatives, in earnings as a component of gains (losses) on extinguishment of debt securities of consolidated trusts.

When we repurchase or call outstanding other debt, we recognize a gain or loss related to the difference between the amount paid to redeem the debt security and the carrying value in earnings as a component of gains (losses) on retirement of other debt. Contemporaneous transfers of cash between us and a creditor in connection with the issuance of a new debt security and satisfaction of an existing debt security are accounted for as either an extinguishment or a modification of an existing debt security. If the debt securities have substantially different terms, the transaction is accounted for as an extinguishment of the existing debt security. The issuance of a new debt security is recorded at fair value, fees paid to the creditor are expensed and fees paid to third parties are deferred and amortized into interest expense over the life of the new debt security using the effective interest method. If the terms of the existing debt security and the new debt security are not substantially different, the transaction is accounted for as a modification of the existing debt. Fees paid to the creditor are deferred and amortized over the life of the modified unsecured debt security using the effective interest method and fees paid to third parties are expensed as incurred.

Derivatives

We account for our derivatives pursuant to the accounting standards for derivatives and hedging. Derivatives are reported at their fair value on our consolidated balance sheets. Derivatives in a net asset position, including net derivative interest receivable or payable, are reported as derivative assets, net. Similarly, derivatives in a net liability position, including net derivative interest receivable or payable, are reported as derivative liabilities, net. We offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. Changes in fair value and interest accruals on derivatives are recorded as derivative gains (losses) in our consolidated statements of operations.

We evaluate whether financial instruments that we purchase or issue contain embedded derivatives. In accordance with an amendment to derivatives and hedging accounting standards regarding certain hybrid financial instruments, we

109	Freddie Mac

elected to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in our consolidated statements of operations. At June 30, 2010, we did not have any embedded derivatives that were bifurcated and accounted for as freestanding derivatives.

At June 30, 2010 and December 31, 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings as the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.

The changes in fair value of the derivatives in cash flow hedge relationships are recorded as a separate component of AOCI to the extent the hedge relationships are effective, and amounts are reclassified to earnings as the forecasted transaction affects earnings.

REO

REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower of cost or fair value less costs to sell. When we acquire REO, losses arise when the carrying basis of the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged off against the allowance for loan losses at the time of acquisition. REO gains arise and are recognized immediately in earnings when the fair value of the foreclosed property less costs to sell and expected recoveries through credit enhancements exceeds the carrying basis of the loan (including accrued interest). Amounts we expect to receive from third-party insurance or other credit enhancements are recorded as receivables when REO is acquired. The receivable is adjusted when the actual claim is filed and is reported as a component of other assets on our consolidated balance sheets. Material development and improvement costs relating to REO are capitalized. Operating expenses specifically identifiable with an REO property are included in REO operations income (expense); all other expenses are recognized within other administrative expenses in our consolidated statement of operations. Estimated declines in REO fair value that result from ongoing valuation of the properties are provided for and charged to REO operations income (expense) when identified. Any gains and losses from REO dispositions are included in REO operations income (expense).

Income Taxes

We use the asset and liability method of accounting for income taxes under GAAP. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Our management determined that, as of June 30, 2010 and December 31, 2009, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by events and the resulting uncertainties that existed as of June 30, 2010 and December 31, 2009. For more information about the evidence that management considers and our determination of the need for a valuation allowance, see “NOTE 13: INCOME TAXES.”

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

110	Freddie Mac

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

The fair value of options to purchase shares of our common stock is estimated using a Black-Scholes option pricing model, taking into account the exercise price and an estimate of the expected life of the option, the market value of the underlying stock, expected volatility, expected dividend yield, and the risk-free interest rate for the expected life of the option. The fair value of restricted stock and restricted stock unit awards is based on the fair value of our common stock on the grant date. No stock-based compensation has been granted since we were placed into conservatorship on September 6, 2008. See “NOTE 12: STOCK-BASED COMPENSATION” in our 2009 Annual Report for additional information.

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

Recently Issued Accounting Standards, Not Yet Adopted Within These Consolidated Financial Statements

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued an amendment to the accounting standards for derivatives and hedging to clarify the scope exception for embedded credit derivatives. The amendment provides that embedded credit derivatives created by the subordination of one financial instrument to another qualify for the scope exception and should not be subject to potential bifurcation and separate accounting. Other embedded credit derivative features are considered embedded derivatives and subject to potential bifurcation, provided that the overall contract is not a derivative in its entirety. This amendment is effective for fiscal quarters beginning after June 15, 2010 with early adoption permitted. We do not expect the adoption of this amendment will have an impact on our consolidated financial statements.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES

Accounting for Transfers of Financial Assets and Consolidation of VIEs

In June 2009, the FASB issued two new accounting standards that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. The guidance in these standards is effective for fiscal years beginning after November 15, 2009. The accounting standard for transfers of financial assets is applicable on a prospective basis to new transfers, while the accounting standard relating to consolidation of VIEs must be applied prospectively to all entities within its scope as of the date of adoption. Effective January 1, 2010, we prospectively adopted these new accounting standards.

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation. Effective January 1, 2010, the concept of a QSPE was

111	Freddie Mac

removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. Based on our consolidation evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions. As a result, a large portion of our off-balance sheet assets and liabilities will now be consolidated. Effective January 1, 2010, we consolidated these trusts and recognized the assets and liabilities at their UPB, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of historical carrying values was not practical. Other newly consolidated assets and liabilities that either do not have a UPB or are required to be carried at fair value were measured at fair value. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for a discussion of our assessment to determine whether we are considered the primary beneficiary of a trust and thus need to consolidate it. As such, we recognized on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as mortgage loans held-for-investment by consolidated trusts, at amortized cost. We also recognized the corresponding single-family PCs and certain Structured Transactions held by third parties on our consolidated balance sheets as debt securities of consolidated trusts held by third parties. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts established for our guarantor swap program, rather than their UPB.

In light of the consolidation of our single-family PC trusts and certain Structured Transactions as discussed above, effective January 1, 2010 we elected to change the amortization method for deferred items (e.g., premiums, discounts, and other basis adjustments) related to mortgage loans and investments in securities. We made this change to align the amortization method for these assets with the amortization method for deferred items associated with the related liabilities. As a result of this change, deferred items are amortized into interest income using an effective interest method over the contractual lives of these assets instead of the estimated life that was used for periods prior to 2010. It was impracticable to retrospectively apply this change to prior periods, so we recognized this change as a cumulative effect adjustment to the opening balance of retained earnings (accumulated deficit), and future amortization of these deferred items will be recognized using this new method. The effect of the change in the amortization method for deferred items was immaterial to our consolidated financial statements in the first quarter of 2010.

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which includes changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our nonaccrual policy to delinquent mortgage loans consolidated as of January 1, 2010.

112	Freddie Mac

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

	December 31,	Consolidation	Reclassifications and	January 1,
	2009(1)	of VIEs	Eliminations	2010
	(in millions)

Assets
Cash and cash equivalents	$64,683	$—	$(1)	$64,682
Restricted cash and cash equivalents(2)	527	14,982	—	15,509
Federal funds sold and securities purchased under agreements to resell(3)	7,000	7,500	—	14,500
Investments in securities:(4)
Available-for-sale, at fair value	384,684	—	(128,452)	256,232
Trading, at fair value	222,250	—	(158,089)	64,161

Total investments in securities	606,934	—	(286,541)	320,393
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts, net of allowance for loan losses(5)(6)	—	1,812,871	(32,192)	1,780,679
Unsecuritized, net of allowance for loan losses(7)	111,565	—	11,632	123,197

Total held-for-investment mortgage loans, net	111,565	1,812,871	(20,560)	1,903,876
Held-for-sale, at lower-of-cost-or-fair-value(7)	16,305	—	(13,506)	2,799

Total mortgage loans, net	127,870	1,812,871	(34,066)	1,906,675
Accrued interest receivable(8)	3,376	8,891	(2,723)	9,544
Derivative assets, net	215	—	—	215
Real estate owned, net	4,692	147	—	4,839
Deferred tax assets, net	11,101	—	1,445	12,546
Other assets:
Guarantee asset, at fair value(9)	10,444	—	(10,024)	420
Other(10)	4,942	7,549	(3,789)	8,702

Total other assets	15,386	7,549	(13,813)	9,122

Total assets	$841,784	$1,851,940	$(335,699)	$2,358,025

Liabilities and equity (deficit)
Liabilities
Accrued interest payable(11)	$5,047	$8,630	$(1,446)	$12,231
Debt, net:
Debt securities of consolidated trusts held by third parties(12)	—	1,843,195	(276,789)	1,566,406
Other debt	780,604	—	—	780,604

Total debt, net	780,604	1,843,195	(276,789)	2,347,010
Derivative liabilities, net	589	—	—	589
Other Liabilities:
Guarantee obligation(9)	12,465	—	(11,823)	642
Reserve for guarantee losses on Participation Certificates(6)	32,416	—	(32,192)	224
Other	6,291	115	(1,746)	4,660

Total other liabilities	51,172	115	(45,761)	5,526

Total liabilities	837,412	1,851,940	(323,996)	2,365,356

Commitments and contingencies
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	—	—	51,700
Preferred stock, at redemption value	14,109	—	—	14,109
Common stock, $0.00 par value	—	—	—	—
Additional paid-in capital	57	—	—	57
Retained earnings (accumulated deficit)(13)	(33,921)	—	(9,011)	(42,932)
AOCI, net of taxes, related to:
Available-for-sale securities(14)	(20,616)	—	(2,683)	(23,299)
Cash flow hedge relationships	(2,905)	—	(7)	(2,912)
Defined benefit plans	(127)	—	—	(127)

Total AOCI, net of taxes	(23,648)	—	(2,690)	(26,338)
Treasury stock, at cost	(4,019)	—	—	(4,019)

Total Freddie Mac stockholders’ equity (deficit)	4,278	—	(11,701)	(7,423)
Noncontrolling interest	94	—	(2)	92

Total equity (deficit)	4,372	—	(11,703)	(7,331)

Total liabilities and equity (deficit)	$841,784	$1,851,940	$(335,699)	$2,358,025

(1)	Certain December 31, 2009 amounts presented in our consolidated balance sheet within this Form 10-Q reflect reclassifications in connection with the adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010.
(2)	We recognize the cash held by trusts for our single-family PCs and certain Structured Transactions as restricted cash and cash equivalents on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.

113	Freddie Mac

(3)	We recognize federal funds sold and securities purchased under agreements to resell held by our single-family PC trusts and certain Structured Transactions on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.
(4)	We no longer account for the single-family PCs and certain Structured Transactions that we hold as investment securities because we consolidate the related trusts; therefore, we eliminated UPB amounts of approximately $123.8 billion and $150.1 billion related to investment securities held by us classified as available-for-sale and trading, respectively, and the related debt securities of the consolidated trusts. Additionally, we eliminated $12.6 billion of basis adjustments (e.g., premiums and discounts) and changes in fair value, which adjust the carrying amount of these investments on our consolidated balance sheet. See endnote 14, which discusses the amounts removed from AOCI relating to the available-for-sale securities.
(5)	On consolidation of our single-family PCs and certain Structured Transactions, we recognized $1.8 trillion of mortgage loans held-for-investment contained in these consolidated trusts.
(6)	We no longer establish a reserve for guarantee losses on PCs and Structured Transactions issued by trusts that we have consolidated; rather, we now recognize an allowance for loan losses against the mortgage loans that underlie those PCs and Structured Transactions. Accordingly, the reserve for guarantee losses on PCs and Structured Transactions that were consolidated was reclassified to the allowance for loan losses related to mortgage loans held-for-investment by consolidated trusts. We continue to recognize a reserve for guarantee losses related to our long-term standby commitments and guarantees issued to non-consolidated entities within other liabilities.
(7)	We reclassified all unsecuritized single-family mortgage loans held-for-sale with a carrying amount of $13.4 billion to held-for-investment on January 1, 2010, as these loans will either be held by us as unsecuritized, or will be transferred to securitization trusts that we would consolidate. Additionally, we eliminated $1.8 billion of unsecuritized mortgage loans held-for-investment that relate to loans that were eligible to be repurchased from single-family PC trusts prior to consolidation, but had not yet been purchased. We were previously required to recognize these loans as assets even though they had not yet been purchased from the securitization trusts because our right to repurchase these loans provided us with effective control over these loans. Lastly, there were miscellaneous adjustments of $18 million related to unsecuritized loans held-for-investment and $81 million related to loans held-for-sale at transition. As of January 1, 2010, all held-for-sale loans are multifamily mortgage loans.
(8)	The consolidation of VIEs includes $8.9 billion of accrued interest, which represents the aggregate amount of interest receivable on the mortgage loans held by these consolidated entities. Additionally, we eliminated $1.4 billion of interest receivable related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above) that were eliminated in consolidation, and $1.3 billion related to the initial application of our corporate nonaccrual policy to these newly consolidated mortgage loans.
(9)	We eliminated the guarantee asset and guarantee obligation for guarantees issued to trusts that we have consolidated. We continue to recognize a guarantee asset and guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities.
(10)	The consolidation of VIEs includes $5.1 billion of receivables from servicers for payments received from the loans they service on our behalf that have not yet been remitted to the trust, $1.8 billion in receivables from us relating to loans we are required to record on our consolidated balance sheets, but for which the related cash receipts are still a contractual asset of the trust (see endnote 7, above), and $0.6 billion in other receivables from us in our capacity as guarantor. We eliminated the $2.4 billion in aggregate receivables from us mentioned in the preceding sentence as, upon consolidation, this amount represents an intercompany transaction, $1.0 billion of receivables for principal payments related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above) that were eliminated in consolidation, $353 million of guarantee-related credit enhancements with the consolidated VIEs, and $2 million of other receivables and assets related to low-income housing tax credit partnerships that were deconsolidated.
(11)	The consolidation of VIEs includes $8.6 billion of accrued interest payable related to the debt securities issued by these consolidated securitization trusts. We then eliminated in consolidation $1.4 billion of interest payable related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above).
(12)	On consolidation of our single-family PCs and certain Structured Transactions, we recognized $1.8 trillion of debt securities issued by these securitization trusts. We eliminated the UPB of $273.9 billion of these securities that were held by us (see endnote 4 above) and $1.0 billion of principal repayments that are due but not yet paid related to the securities held by us at December 31, 2009.
(13)	We recorded a decrease to retained earnings (accumulated deficit), driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts upon consolidation and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our nonaccrual policy to delinquent mortgage loans consolidated as of January 1, 2010.
(14)	We eliminated unrealized gains (inclusive of deferred tax amounts) previously recorded in AOCI related to available-for-sale securities issued by securitization trusts we have consolidated.

Impacts on Consolidated Statements of Operations

Prospective adoption of these changes in accounting principles also significantly impacted the presentation of our consolidated statements of operations. These impacts are discussed below:

Line Items No Longer Separately Presented:

Line items that are no longer separately presented on our consolidated statements of operations include:

•	Management and guarantee income — we no longer recognize management and guarantee income on PCs and Structured Transactions issued by trusts that we have consolidated; rather, the portion of the interest collected on the underlying loans that represents our management and guarantee fee is recognized as part of interest income on mortgage loans. We continue to recognize management and guarantee income related to our long-term standby commitments and guarantees issued to non-consolidated entities in other income;

•	Gains (losses) on guarantee asset and income on guarantee obligation — we no longer recognize a guarantee asset and a guarantee obligation for guarantees issued to trusts that we have consolidated; therefore, we also no longer recognize gains (losses) on guarantee asset and income on guarantee obligation for such trusts. However, we continue to recognize a guarantee asset and a guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities and the corresponding gains (losses) on guarantee asset and income on guarantee obligation, which are recorded in other income;

•	Losses on loans purchased — we no longer recognize the acquisition of loans from PC trusts that we have consolidated as a purchase with an associated loss, as these loans are already reflected on our consolidated balance sheet. Instead, when we acquire a loan from these entities, we reclassify the loan from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record the

114	Freddie Mac

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

115	Freddie Mac

more affordable, reducing the number of foreclosures and helping families keep their homes, where possible. See “NOTE 5: MORTGAGE LOANS — Loans Acquired under Financial Guarantees” for additional information regarding the MHA Program.

Our efforts to help struggling homeowners and the mortgage market, in line with our public mission, may help to mitigate our credit losses, but in some cases may increase our expenses or require us to forego revenue opportunities in the near term. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets, including our efforts in connection with the MHA Program, will have on our future capital or liquidity needs. We are allocating significant internal resources to the implementation of the various initiatives under the MHA Program, which has increased, and will continue to increase, our expenses. We do not have sufficient empirical information to estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist. On March 23, 2010, the Secretary of the Treasury stated in congressional testimony that, after reform, the GSEs will not exist in the same form. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act states that it is the sense of Congress that reform efforts related to residential mortgage credit and the practices related to such credit would be incomplete without enactment of meaningful structural reforms of Freddie Mac and Fannie Mae. While we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term, Treasury and HUD, in consultation with other government agencies, are expected to develop legislative recommendations in the near term for the future of the GSEs. On April 22, 2010, Treasury and HUD published seven questions soliciting public comment on the future of the housing finance system, including Freddie Mac and Fannie Mae, and the overall role of the federal government in housing policy. The Chairman of the House Financial Services Committee has stated that he intends to begin to work on GSE reform legislation in the fall of 2010. The Dodd-Frank Act also requires the Secretary of the Treasury to conduct a study and develop recommendations regarding the options for ending the conservatorship. We have no ability to predict the outcome of these deliberations.

In a letter to the Chairmen and Ranking Members of the Senate Banking and House Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that permitting us to offer new products is inconsistent with the goals of the conservatorship. The Acting Director also stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of delinquent mortgages out of PC pools. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

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

Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio

Under the Purchase Agreement with Treasury and FHFA regulation, the UPB of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010, and this limit will decline by 10% per year thereafter until it reaches $250 billion. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. The UPB of our mortgage-related investments portfolio, as defined under the Purchase Agreement and FHFA regulation, was $739.5 billion at June 30, 2010.

116	Freddie Mac

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we receive from the government include the following:

•	On June 30, 2010, we received $10.6 billion in funding from Treasury under the Purchase Agreement relating to our net worth deficit as of March 31, 2010, which increased the aggregate liquidation preference of the senior preferred stock to $62.3 billion as of June 30, 2010.

•	On both March 31, 2010 and June 30, 2010, we paid dividends of $1.3 billion in cash on the senior preferred stock to Treasury at the direction of the Conservator.

To address our $1.7 billion deficit in net worth as of June 30, 2010, FHFA, as Conservator, will submit a draw request, on our behalf to Treasury under the Purchase Agreement in the amount of $1.8 billion. We expect to receive these funds by September 30, 2010. Upon funding of this draw request:

•	the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $62.3 billion as of June 30, 2010 to $64.1 billion; and

•	the corresponding annual cash dividends payable to Treasury will increase to $6.4 billion, which exceeds our annual historical earnings in most periods.

To date, we have paid $6.9 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010) will have an adverse impact on our future financial condition and net worth. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

For more information on the terms of the conservatorship, the powers of our Conservator, related party transactions and certain of the initiatives, programs, and agreements described above, see “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS” in our 2009 Annual Report.

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

Based on our evaluation, we determined that we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions. Therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts at their UPB, with accrued interest, allowance for credit losses or other-than-temporary impairments recognized as appropriate, using the practical expedient permitted upon adoption since we determined that calculation of carrying values was not practical. Other newly consolidated assets and liabilities that either do not have a UPB or are required to be carried at fair value were measured at fair value. After January 1, 2010, new consolidations of trust assets and liabilities are recorded at either their: (a) carrying value if the underlying assets are contributed by us to the trust and consolidated at the time of the transfer; or (b) fair value for the assets and liabilities that are consolidated under the securitization trusts established for our guarantor swap program, rather than their UPB.

In addition to our PC trusts, we are involved with numerous other entities that meet the definition of a VIE. See “VIEs for which We are the Primary Beneficiary” and “VIEs for which We are not the Primary Beneficiary” for additional information about our involvement with other VIEs.

117	Freddie Mac

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

At June 30, 2010, we were the primary beneficiary of, and therefore consolidated, PC trusts with assets totaling $1.7 trillion. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 5: MORTGAGE LOANS — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Structured Transactions

Structured Transactions are a type of Structured Securities in which non-Freddie Mac mortgage-related securities are used as collateral. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of PCs and Structured Securities” for further information on the nature of Structured Transactions. The degree to which our involvement with securitization trusts that issue Structured Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to mitigate credit losses on the underlying assets of these entities) and exposure to benefits or losses that could potentially be significant to the VIEs (e.g., the existence of third party credit enhancements) varies by transaction. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities, including our ability to direct or influence the performance of the underlying assets and our exposure to potentially significant variability based upon the design of each entity and its governing contractual arrangements. As a result, we have concluded that we are the primary beneficiary of certain Structured Transactions with underlying assets totaling $18.6 billion. For those Structured Transactions that we do consolidate, the investors in the Structured Transactions have recourse only to the assets of those VIEs.

118	Freddie Mac

Consolidated VIEs

Table 4.1 represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 4.1 — Assets and Liabilities of Consolidated VIEs

	June 30, 2010	December 31, 2009
Consolidated Balance Sheets Line Item	(in millions)

Cash and cash equivalents	$1	$4
Restricted cash and cash equivalents	6,390	—
Federal funds sold and securities purchased under agreements to resell	14,000	—
Mortgage loans held-for-investment by consolidated trusts	1,716,026	—
Accrued interest receivable	7,435	—
Real estate owned, net	128	—
Other assets	4,022	16

Total assets of consolidated VIEs	$1,748,002	$20

Accrued interest payable	$6,804	$—
Debt securities of consolidated trusts held by third parties	1,541,914	—
Other liabilities	3,752	15

Total liabilities of consolidated VIEs	$1,552,470	$15

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

119	Freddie Mac

Table 4.2 — Variable Interests for which We are not the Primary Beneficiary

	June 30, 2010
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$8,338	$—	$—	$—	$—
Restricted cash and cash equivalents	—	43	—	—	264
Investments in securities:
Available-for-sale, at fair value	1,330	89,579	143,653	—	—
Trading, at fair value	664	13,032	25,192	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	79,682	—
Held-for-sale	—	—	—	1,656	—
Accrued interest receivable	1	436	804	360	5
Derivative assets, net	—	—	—	—	1
Other assets	—	248	—	66	444
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(43)
Other liabilities	—	(345)	—	(1)	(884)
Maximum Exposure to Loss	$10,294	$117,542	$198,176	$81,764	$10,990

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multi-class Structured Securities, Multifamily PCs and Structured Securities and certain Structured Transactions that we do not consolidate. For our investments in single-family multi-class Structured Securities where we consolidate the mortgage loans of the underlying PC trusts, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets. For our variable interests in other Freddie Mac security trusts for which we have provided a guarantee, our maximum exposure to loss is the outstanding UPB of the underlying mortgage loans or securities that we have guaranteed, which is the maximum contractual amount under such guarantees.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss is based on the UPB of these loans, as adjusted for loan level basis adjustments, any associated allowance for loan losses, accrued interest receivable and fair value adjustments on held-for-sale loans.
(4)	For other non-consolidated VIEs where we have provided a guarantee, our maximum exposure to loss is the contractual amount that could be lost under the guarantee if the counterparty or borrower defaulted, without consideration of possible recoveries under credit enhancement arrangements. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation including possible recoveries under credit enhancement arrangements.

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

At June 30, 2010, we had investments in 71 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary. Our investments in these asset-backed investment trusts were made between 2006 and 2010. At June 30, 2010 and December 31, 2009, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Our investments in these trusts totaled $10.3 billion and $12.7 billion as of June 30, 2010 and December 31, 2009, respectively, and are included as cash and cash equivalents, available-for-sale securities or trading securities on our consolidated balance sheets. At June 30, 2010 and December 31, 2009, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

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

120	Freddie Mac

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

In the second type of Structured Securities, known as Structured Transactions, non-Freddie Mac mortgage-related securities are used as collateral. Our involvement with certain of these Structured Transactions does not provide us with the power to direct the activities that most significantly impact the economic performance of these VIEs. As a result, we hold a variable interest in, but are not the primary beneficiary of, certain of these Structured Transactions.

For non-consolidated Structured Securities, our investments are primarily included in either available-for-sale securities or trading securities on our consolidated balance sheets. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as such on our consolidated balance sheets.

Non-Freddie Mac Securities

We invest in a variety of mortgage-related securities issued by third-parties, including non-Freddie Mac agency mortgage-related securities, CMBS, private-label securities backed by various mortgage-related assets and obligations of states and political subdivisions. These investments typically represent interests in trusts that consist of a pool of mortgage-related assets and act as vehicles to allow originators to securitize those assets. Securities are structured from the underlying pool of assets to provide for varying degrees of risk. Primary risks include potential loss from the credit risk and interest-rate risk of the underlying pool. The originators of the financial assets or the underwriters of the deal create the trusts and typically own the residual interest in the trust assets. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding our non-Freddie Mac securities.

Our investments in these non-Freddie Mac securities were made between 1994 and 2010. At June 30, 2010 and December 31, 2009, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” At June 30, 2010 and December 31, 2009, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as such on our consolidated balance sheets.

Unsecuritized Multifamily Loans

We purchase from originators loans made to various multifamily real estate entities, and hold such loans for investment purposes or for securitization. While we primarily purchase such loans for investment purposes or for securitization, they also help us to fulfill our affordable housing goals. These real estate entities are primarily single-asset entities (typically partnerships or limited liability companies) established to acquire, construct, or rehabilitate residential properties, and subsequently to operate the properties as residential rental real estate. The loans we acquire usually make up 80% or less of the value of the related underlying property. The remaining 20% of value is typically funded through equity contributions by the partners of the borrower entity. In certain cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders. There were more than 7,000 unsecuritized loans in our mortgage-related investments portfolio as of June 30, 2010.

The UPB of our investments in these loans was $82.2 billion and $83.9 billion as of June 30, 2010 and December 31, 2009, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We were not the primary beneficiary of any such entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” and “NOTE 5: MORTGAGE LOANS” for more information.

Other

Our involvement with other VIEs includes our investments in LIHTC partnerships, certain other mortgage-related guarantees as well as certain short-term default and other guarantee commitments that we account for as derivatives:

•	Investments in LIHTC Partnerships: We hold an equity investment in various LIHTC fund partnerships that invest in lower-tier or project partnerships that are single asset entities. In February 2010, the Acting Director of FHFA, after consultation with Treasury, informed us that we may not sell or transfer our investments in LIHTC assets and that he sees no other disposition options. As a result, we wrote down the carrying value of our

121	Freddie Mac

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

At June 30, 2010 and December 31, 2009, we were not the primary beneficiary of any such VIEs because our involvements in these VIEs are passive in nature and do not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 4.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in these non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

NOTE 5: MORTGAGE LOANS

We own both single-family mortgage loans, which are secured by one-to-four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

Table 5.1 summarizes the types of loans on our balance sheets as of June 30, 2010 and December 31, 2009. For periods ending prior to January 1, 2010, the balances do not include mortgage loans underlying our PCs and Structured Securities, since these were not consolidated on our balance sheets at that time. See “NOTE 4: VARIABLE INTEREST ENTITIES” for further information regarding the consolidation of the mortgage loans underlying our PCs and Structured Securities.

122	Freddie Mac

Table 5.1 — Mortgage Loans

	June 30, 2010			December 31, 2009
		Held By
		Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized
	(in millions)

Single-family:(1)
Conventional:
Fixed-rate
Amortizing	$109,023	$1,553,361	$1,662,384	$49,033
Interest-only	4,665	23,390	28,055	425

Total fixed-rate	113,688	1,576,751	1,690,439	49,458
Adjustable-rate
Amortizing	3,741	59,943	63,684	1,250
Interest-only	15,208	70,575	85,783	1,060

Total adjustable-rate	18,949	130,518	149,467	2,310

Total conventional	132,637	1,707,269	1,839,906	51,768
FHA/VA — Fixed-rate	856	2,094	2,950	1,588
USDA Rural Development	920	991	1,911	1,522
Structured Transactions	—	17,272	17,272	—

Total single-family	134,413	1,727,626	1,862,039	54,878

Multifamily(1):
Conventional
Fixed-rate	69,654	—	69,654	71,936
Adjustable-rate	12,528	—	12,528	11,999

Total conventional	82,182	—	82,182	83,935
USDA Rural Development	3	—	3	3

Total multifamily	82,185	—	82,185	83,938

Total UPB of mortgage loans	216,598	1,727,626	1,944,224	138,816

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(8,400)	2,876	(5,524)	(9,317)
Lower of cost or fair value adjustments on loans held-for-sale	(1)	—	(1)	(188)
Allowance for loan losses on mortgage loans held-for-investment	(23,666)	(14,476)	(38,142)	(1,441)

Total mortgage loans, net	$184,531	$1,716,026	$1,900,557	$127,870

Mortgage loans, net:
Held-for-investment	$182,875	$1,716,026	$1,898,901	$111,565
Held-for-sale	1,656	—	1,656	16,305

Total mortgage loans, net	$184,531	$1,716,026	$1,900,557	$127,870

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.

The decrease in mortgage loans held-for-sale, and increase in mortgage loans held-for-investment from December 31, 2009 to June 30, 2010 is primarily due to a change in the accounting for VIEs which resulted in our consolidation of assets underlying approximately $1.8 trillion of our PCs and $21 billion of certain Structured Transactions as of January 1, 2010. Upon adoption of the new accounting standards on January 1, 2010, we redesignated all single-family loans that were held-for-sale as held-for-investment, which totaled $13.5 billion in UPB and resulted in the recognition of a lower-of-cost-or-fair-value adjustment, which was recorded as an $80 million reduction in the beginning balance of retained earnings for 2010. As of June 30, 2010, our mortgage loans held-for-sale consist solely of multifamily mortgage loans that we purchased for securitization and sale to third parties. Prior to January 1, 2010, in addition to multifamily loans purchased for securitization, we also had investments in single-family mortgage loans held-for-sale related to mortgages purchased through cash window transactions. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

Allowance for Loan Losses and Reserve for Guarantee Losses

We maintain an allowance for loan losses on mortgage loans that we classify as held-for-investment on our consolidated balance sheets. Prior to consolidation of certain of our PC trusts, we also maintained a reserve for guarantee losses for mortgage loans that underlie single-family PCs and Structured Securities. We continue to maintain a reserve for guarantee losses for mortgage loans that underlie our multifamily PCs, certain Structured Transactions, and other non-consolidated mortgage-related financial guarantees, for which we have incremental credit risk, and this reserve is included within other liabilities on our consolidated balance sheets.

During the second quarter of 2010, we identified a backlog related to the processing of certain foreclosure alternatives reported to us by our servicers, principally loan modifications and short sales. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. Prior to the second quarter of 2010, while we modified our loan loss

123	Freddie Mac

reserving processes to consider potential processing lags in foreclosure alternatives data, we failed to fully adjust for the impacts of the resulting erroneous loan data on our financial statements. The resulting error impacts our provision for credit losses and allowance for loan losses and affects our previously reported financial statements for the interim period ended March 31, 2010 and the interim 2009 periods and full year ended December 31, 2009. For additional information, see “Note 1: Summary of Significant Accounting Policies — Basis of Presentation — Out-of-Period Accounting Adjustment.”

Table 5.2 summarizes loan loss reserve activity.

Table 5.2 — Detail of Loan Loss Reserves

	Three Months Ended June 30,
	2010				2009
	Allowance for Loan Losses
		Held By	Reserve for			Reserve for
		Consolidated	Guarantee		Allowance for	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Loan Losses	Losses	Total
	(in millions)

Beginning balance	$14,872	$21,758	$181	$36,811	$836	$21,966	$22,802
Provision for credit losses	2,489	2,533	7	5,029	66	5,599	5,665
Charge-offs(2)	(3,996)	(548)	(3)	(4,547)	(134)	(2,216)	(2,350)
Recoveries(2)	700	72	—	772	43	465	508
Transfers, net(3)(4)	9,601	(9,339)	(8)	254	—	(838)	(838)

Ending balance	$23,666	$14,476	$177	$38,319	$811	$24,976	$25,787

Single-family	$22,787	$14,476	$121	$37,384	$516	$24,941	$25,457
Multifamily	879	—	56	935	295	35	330

Total	$23,666	$14,476	$177	$38,319	$811	$24,976	$25,787

	Six Months Ended June 30,
	2010				2009
	Allowance for Loan Losses
		Held By	Reserve for			Reserve for
		Consolidated	Guarantee		Allowance for	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Loan Losses	Losses	Total
	(in millions)

Beginning balance	$1,441	$—	$32,416	$33,857	$690	$14,928	$15,618
Adjustments to beginning balance(5)	—	32,006	(32,192)	(186)	—	—	—
Provision for credit losses	4,698	5,745	(18)	10,425	271	14,309	14,580
Charge-offs(2)	(5,287)	(2,523)	(5)	(7,815)	(252)	(3,426)	(3,678)
Recoveries(2)	966	422	—	1,388	102	760	862
Transfers, net(3)(4)	21,848	(21,174)	(24)	650	—	(1,595)	(1,595)

Ending balance	$23,666	$14,476	$177	$38,319	$811	$24,976	$25,787

Single-family	$22,787	$14,476	$121	$37,384	$516	$24,941	$25,457
Multifamily	879	—	56	935	295	35	330

Total	$23,666	$14,476	$177	$38,319	$811	$24,976	$25,787

(1)	Beginning January 1, 2010, our reserve for guarantee losses is included in other liabilities. See “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for further information.
(2)	Charge-offs represent the amount of the UPB of a loan that has been discharged to remove the loan due to either foreclosure, short sales or deed-in-lieu transactions. Charge-offs exclude $144 million and $65 million for the three months ended June 30, 2010 and 2009, respectively, and $261 million and $105 million for the six months ended June 30, 2010 and 2009, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	In February 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. We purchased $96.8 billion in UPB of loans from PC trusts during the first half of 2010. As a result of these purchases, related amounts of our loan loss reserves were transferred from the allowance for loan losses — held by consolidated trusts and the reserve for guarantee losses into the allowance for loan losses — unsecuritized.
(4)	Consist primarily of: (a) approximately $9.3 billion and $21.4 billion of reclassified reserves during the three and six months ended June 30, 2010, respectively, related to our purchases during the period of loans previously held by consolidated trusts; (b) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (c) in 2009, the transfer of a proportional amount of the recognized reserves for guaranteed losses associated with loans purchased from non-consolidated mortgage-related financial guarantees; and (d) net amounts attributable to uncollectible interest on modified mortgage loans.
(5)	Adjustments relate to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

For delinquent loans placed on non-accrual status on our consolidated balance sheets, we reverse all past due interest. In most cases, when we modify a non-accrual loan, the past due interest on the original loan is recapitalized, or added to the principal of the new loan and reflected as a transfer into the reserve balance. Transfers, net in the table above, included $369 million and $540 million in the three and six months ended June 30, 2010, respectively, associated with recapitalization of past due interest.

124	Freddie Mac

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

Commencing January 1, 2010, credit protection, including primary mortgage insurance, is no longer recognized as a separate asset to the extent it is received in connection with a consolidated guarantor swap and fully paid for by the lender; in those situations, the economic effect of credit protection is included in our estimation of the allowance for loan losses. In all other situations, credit protection continues to be recognized as a separate asset and subsequently amortized into earnings. At June 30, 2010 and December 31, 2009, we recorded $224 million and $597 million within other assets on our consolidated balance sheets for these credit enhancements.

Table 5.3 presents the maximum amounts of potential loss recovery by type of credit protection.

Table 5.3 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage at
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(in millions)

Single-family:
Primary mortgage insurance	$229,819	$239,339	$55,900	$58,226
Lender recourse and indemnifications	11,241	12,169	10,310	11,083
Pool insurance	44,370	50,721	3,538	3,649
HFA indemnification(2)	9,462	3,915	3,312	1,370
Other credit enhancements	533	563	260	271

Total	$295,425	$306,707	$73,320	$74,599

Multifamily:
HFA indemnification(2)	$1,920	$405	$672	$142
Other credit enhancements	11,246	10,962	2,951	2,989

Total	$13,166	$11,367	$3,623	$3,131

(1)	Includes the credit protection associated with unsecuritized mortgage loans, those held by our consolidated trusts as well as our non-consolidated mortgage guarantees. Excludes Structured Transactions, which had UPB that totaled $28.2 billion and $26.5 billion at June 30, 2010 and December 31, 2009, respectively. Prior periods have been revised to conform to the current period presentation.
(2)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA initiative on a combined basis. Treasury will also bear losses of unpaid interest.

Primary mortgage insurance is the most prevalent type of credit enhancement within our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance on a group, or pool, of mortgage loans up to a stated aggregate loss limit. As shown in the table above, the UPB of single-family loans covered by pool insurance declined during the first half of 2010, in part because we reached the maximum limit of recovery on certain of these contracts.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $3.1 billion and $1.3 billion as of June 30, 2010 and December 31, 2009, respectively. Additionally, certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At June 30, 2010 and December 31, 2009, the UPB of Structured Transactions with subordination coverage was $4.3 billion and $4.5 billion, respectively, and the average subordination coverage on these securities was 15% and 17%, respectively. However, at June 30, 2010 and December 31, 2009 the average delinquency rate on single-family Structured Transactions with subordination coverage was 22.6% and 24.1%, respectively.

Impaired Loans

Single-family impaired loans include performing and non-performing TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Multifamily impaired loans include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment.

Total loan loss reserves consists of a specific valuation allowance related to impaired mortgage loans, and an additional reserve for other probable incurred losses. Our recorded investment in impaired mortgage loans and the related specific valuation allowance are summarized in Table 5.4.

125	Freddie Mac

Table 5.4 — Impaired Loans

	June 30, 2010			December 31, 2009
	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related valuation allowance	$21,551	$(6,002)	$15,549	$2,611	$(379)	$2,232
No related valuation allowance(1)	5,803	—	5,803	9,850	—	9,850

Total	$27,354	$(6,002)	$21,352	$12,461	$(379)	$12,082

(1)	Impaired loans with no related valuation allowance primarily represent single-family mortgage loans purchased out of PC pools and accounted for in accordance with the initial measurement requirements in accounting standards for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

The average net investment in impaired loans was $18.2 billion and $9.7 billion for the six months ended June 30, 2010 and 2009, respectively. Interest income foregone on impaired loans was approximately $339 million and $114 million for the six months ended June 30, 2010 and 2009, respectively. The increase in impaired loans and the amount of foregone interest in the first half of 2010, as compared to the first half of 2009, is attributed to an increase in completed loan modifications, including those under HAMP, during the first half of 2010, which were accounted for as TDRs. We recognized interest income on impaired loans of $522 million and $271 million during the six months ended June 30, 2010 and 2009, respectively.

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

Table 5.5 — Loans Acquired Under Financial Guarantees

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Contractual principal and interest payments at acquisition	$63	$2,465	$153	$8,336
Non-accretable difference	(14)	(414)	(35)	(1,010)

Cash flows expected to be collected at acquisition	49	2,051	118	7,326
Accretable balance	(10)	(1,472)	(28)	(4,698)

Initial investment in acquired loans at acquisition	$39	$579	$90	$2,628

	June 30,	December 31,
	2010	2009
	(in millions)

Contractual balance of outstanding loans	$16,601	$19,031

Carrying amount of outstanding loans	$8,630	$10,061

126	Freddie Mac

Table 5.6 provides changes in the accretable balance of loans acquired under financial guarantees.

Table 5.6 — Changes in Accretable Balance

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Beginning balance	$7,996	$6,854	$8,744	$4,131
Additions from new acquisitions	10	1,472	28	4,698
Accretion during the period	(216)	(167)	(423)	(302)
Reductions(1)	(221)	(70)	(387)	(119)
Change in estimated cash flows(2)	(154)	(42)	(268)	(55)
Reclassifications (to) from nonaccretable difference(3)	(51)	(933)	(330)	(1,239)

Ending balance	$7,364	$7,114	$7,364	$7,114

(1)	Represents the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(2)	Represents the change in expected cash flows due to TDRs or a change in the prepayment assumptions of the related loans.
(3)	Represents the change in expected cash flows due to changes in credit quality or credit assumptions.

Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized provision for credit losses related to these loans of $181 million and $52 million for the six month periods ended June 30, 2010 and 2009, respectively.

Delinquency Rates

Table 5.7 summarizes the delinquency performance for mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.7 — Delinquency Performance

	June 30, 2010	December 31, 2009

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Delinquency rate	3.05%	3.00%
Total number of delinquent loans	311,707	305,840
Credit-enhanced portfolio(2)
Delinquency rate	8.02%	8.17%
Total number of delinquent loans	157,495	168,903
Total portfolio, excluding Structured Transactions
Delinquency rate	3.85%	3.87%
Total number of delinquent loans	469,202	474,743
Structured Transactions:(3)
Delinquency rate	9.76%	9.44%
Total number of delinquent loans	23,298	24,086
Total single-family portfolio:
Delinquency rate	3.96%	3.98%
Total number of delinquent loans	492,500	498,829
Multifamily:(4)
Delinquency rate	0.28%	0.20%
UPB of delinquent loans (in millions)	$292	$200

(1)	Based on the number of mortgages three monthly payments or more past due or in foreclosure. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby agreements and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than three monthly payments delinquent under the modified contractual terms.
(3)	Structured Transactions generally have underlying mortgage loans with higher risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on UPB of mortgages two monthly payments or more past due rather than on a unit basis, and includes multifamily Structured Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to modify and restructure loans, including the MHA Program. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (the Freddie Mac Relief Refinance Mortgagesm); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed in lieu transaction (HAFA). As part of accomplishing these initiatives, we pay various incentives to servicers and borrowers. We will bear the full costs associated with these foreclosure alternatives on mortgages that we

127	Freddie Mac

own or guarantee and will not receive a reimbursement for any component from Treasury. These initiatives slowed the rate of growth in single-family REO assets on our consolidated balance sheet during the first half of both 2010 and 2009; however, the number and amount of impaired loans increased due to higher volumes of TDR loans. We do not have sufficient empirical information to estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

NOTE 6: REAL ESTATE OWNED

For the periods presented below, the weighted average holding period for our disposed properties was less than one year. Our disposition gains (losses) on single-family REO properties were $45 million and $(304) million for the three months ended June 30, 2010 and 2009, respectively, and $41 million and $(610) million for the six months ended June 30, 2010 and 2009, respectively. Table 6.1 provides a summary of the change in the carrying value of our REO balances.

Table 6.1 — REO

	Three Months Ended June 30,
	2010			2009
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$6,042	$(574)	$5,468	$3,925	$(977)	$2,948
Additions	3,561	(253)	3,308	2,348	(148)	2,200
Dispositions and write-downs	(2,748)	270	(2,478)	(2,140)	408	(1,732)

Ending balance	$6,855	$(557)	$6,298	$4,133	$(717)	$3,416

	Six Months Ended June 30,
	2010			2009
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net

Beginning balance	$5,125	$(433)	$4,692	$4,216	$(961)	$3,255
Adjustments to beginning balance(1)	158	(11)	147	—	—	—
Additions	6,643	(497)	6,146	4,012	(253)	3,759
Dispositions and valuation allowance assessment	(5,071)	384	(4,687)	(4,095)	497	(3,598)

Ending balance	$6,855	$(557)	$6,298	$4,133	$(717)	$3,416

(1)	Adjustment to the beginning balance relates to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

The method of accounting for cash flows associated with REO acquisitions changed significantly with our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. In 2009, the majority of our REO acquisitions resulted from cash payment for extinguishments of mortgage loans within PC pools at the time of their conversion to REO. These cash outlays are included in net payments of mortgage insurance and acquisitions and dispositions of REO in our consolidated statements of cash flows. Effective January 1, 2010, REO property acquisitions resulted from extinguishment of our mortgage loans held on our consolidated balance sheets and are treated as non-cash transfers. As a result, the amount of non-cash acquisitions of REO properties during the six months ended June 30, 2010 and 2009 was $11.2 billion and $475 million, respectively.

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

128	Freddie Mac

Table 7.1 summarizes amortized cost, estimated fair values, and corresponding gross unrealized gains and gross unrealized losses for available-for-sale securities by major security type.

Table 7.1 — Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses(1)	Fair Value
	(in millions)
June 30, 2010

Mortgage-related securities:
Freddie Mac	$83,314	$6,382	$(117)	$89,579
Subprime	52,390	3	(17,839)	34,554
CMBS	60,216	829	(2,916)	58,129
Option ARM	12,649	18	(5,770)	6,897
Alt-A and other	17,331	9	(4,368)	12,972
Fannie Mae	28,292	1,599	(3)	29,888
Obligations of states and political subdivisions	10,916	78	(251)	10,743
Manufactured housing	1,010	2	(120)	892
Ginnie Mae	291	30	—	321

Total mortgage-related securities	266,409	8,950	(31,384)	243,975

Non-mortgage-related securities:
Asset-backed securities	1,290	40	—	1,330

Total non-mortgage-related securities	1,290	40	—	1,330

Total available-for-sale securities	$267,699	$8,990	$(31,384)	$245,305

December 31, 2009

Mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
CMBS	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total mortgage-related securities	413,956	10,850	(42,675)	382,131

Non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total non-mortgage-related securities	2,444	109	—	2,553

Total available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

(1)	Includes non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

129	Freddie Mac

Available-for-Sale Securities in a Gross Unrealized Loss Position

Table 7.2 shows the fair value of available-for-sale securities in a gross unrealized loss position and whether they have been in that position less than 12 months or 12 months or greater including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 7.2 — Available-for-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
		Temporary	Temporary			Temporary	Temporary			Temporary	Temporary
	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total
	(in millions)
June 30, 2010

Mortgage-related securities:
Freddie Mac	$272	$—	$(1)	$(1)	$2,211	$—	$(116)	$(116)	$2,483	$—	$(117)	$(117)
Subprime	92	—	(47)	(47)	34,447	(10,539)	(7,253)	(17,792)	34,539	(10,539)	(7,300)	(17,839)
CMBS	24,709	(939)	(1,977)	(2,916)	—	—	—	—	24,709	(939)	(1,977)	(2,916)
Option ARM	1	—	—	—	6,854	(5,456)	(314)	(5,770)	6,855	(5,456)	(314)	(5,770)
Alt-A and other	97	—	(3)	(3)	12,669	(3,085)	(1,280)	(4,365)	12,766	(3,085)	(1,283)	(4,368)
Fannie Mae	132	—	—	—	81	—	(3)	(3)	213	—	(3)	(3)
Obligations of states and political subdivisions	690	—	(10)	(10)	5,861	—	(241)	(241)	6,551	—	(251)	(251)
Manufactured housing	8	(1)	—	(1)	779	(90)	(29)	(119)	787	(91)	(29)	(120)

Total mortgage-related securities	26,001	(940)	(2,038)	(2,978)	62,902	(19,170)	(9,236)	(28,406)	88,903	(20,110)	(11,274)	(31,384)

Total available-for-sale securities in a gross unrealized loss position	$26,001	$(940)	$(2,038)	$(2,978)	$62,902	$(19,170)	$(9,236)	$(28,406)	$88,903	$(20,110)	$(11,274)	$(31,384)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
		Temporary	Temporary			Temporary	Temporary			Temporary	Temporary
	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total
	(in millions)
December 31, 2009

Mortgage-related securities:
Freddie Mac	$4,219	$—	$(52)	$(52)	$11,068	$—	$(1,089)	$(1,089)	$15,287	$—	$(1,141)	$(1,141)
Subprime	6,173	(4,219)	(62)	(4,281)	29,540	(9,238)	(7,583)	(16,821)	35,713	(13,457)	(7,645)	(21,102)
CMBS	3,580	—	(56)	(56)	48,067	(1,017)	(6,715)	(7,732)	51,647	(1,017)	(6,771)	(7,788)
Option ARM	2,457	(2,165)	(36)	(2,201)	4,712	(3,784)	(490)	(4,274)	7,169	(5,949)	(526)	(6,475)
Alt-A and other	4,268	(2,162)	(43)	(2,205)	8,954	(1,833)	(1,509)	(3,342)	13,222	(3,995)	(1,552)	(5,547)
Fannie Mae	473	—	(2)	(2)	124	—	(6)	(6)	597	—	(8)	(8)
Obligations of states and political subdivisions	949	—	(14)	(14)	6,996	—	(426)	(426)	7,945	—	(440)	(440)
Manufactured housing	212	(58)	—	(58)	685	(57)	(59)	(116)	897	(115)	(59)	(174)
Ginnie Mae	17	—	—	—	—	—	—	—	17	—	—	—

Total mortgage-related securities	22,348	(8,604)	(265)	(8,869)	110,146	(15,929)	(17,877)	(33,806)	132,494	(24,533)	(18,142)	(42,675)

Total available-for-sale securities in a gross unrealized loss position	$22,348	$(8,604)	$(265)	$(8,869)	$110,146	$(15,929)	$(17,877)	$(33,806)	$132,494	$(24,533)	$(18,142)	$(42,675)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At June 30, 2010, total gross unrealized losses on available-for-sale securities were $31.4 billion, as noted in Table 7.2. The gross unrealized losses relate to 2,336 individual lots representing 2,249 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

Evaluation of Other-Than-Temporary Impairments

We adopted an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, which provides additional guidance in accounting for and presenting impairment losses on debt securities. This amendment was effective and was applied prospectively by us in the second quarter of 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2009 Annual Report for further information regarding the impact of this amendment on our consolidated financial statements.

130	Freddie Mac

We conduct quarterly reviews to identify and evaluate each available-for-sale security that has an unrealized loss, in accordance with the amendment to the accounting standards for investments in debt and equity securities. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis.

The evaluation of unrealized losses on our portfolio of available-for-sale securities for other-than-temporary impairment contemplates numerous factors. We perform an evaluation on a security-by-security basis considering all available information. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Important factors include:

•	loan level default modeling for single-family residential mortgages that considers individual loan characteristics, including current LTV ratio, FICO score, and delinquency status, requires assumptions about future home prices and interest rates, and employs internal default and prepayment models. The modeling for CMBS employs third-party models that require assumptions about the economic conditions in the areas surrounding each individual property;

•	the length of time and extent to which the fair value of the security has been less than the book value and the expected recovery period;

•	changes in credit ratings (i.e., rating agency downgrades); and

•	whether we have concluded that we do not intend to sell our available-for-sale securities and it is not more likely than not that we will be required to sell these securities before sufficient time elapses to recover all unrealized losses.

We consider available information in determining the recovery period and anticipated holding periods for our available-for-sale securities. An important underlying factor we consider in determining the period to recover unrealized losses on our available-for-sale securities is the estimated life of the security.

The amount of the total other-than-temporary impairment related to credit is recorded within our consolidated statements of operations as net impairment of available-for-sale securities recognized in earnings. The credit-related loss represents the amount by which the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. With regard to securities that we have no intent to sell and that we believe it is not more likely than not that we will be required to sell, the amount of the total other-than-temporary impairment related to non-credit-related factors is recognized, net of tax, in AOCI. Unrealized losses on available-for-sale securities that are determined to be temporary in nature are recorded, net of the effects of our federal statutory tax rate of 35%, in AOCI.

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

Freddie Mac and Fannie Mae Securities

We record the purchase of mortgage-related securities issued by Fannie Mae as investments in securities in accordance with the accounting standards on investments in debt and equity securities. In contrast, commencing January 1, 2010, our purchase of mortgage-related securities that we issue (e.g., PCs and Structured Securities) is recorded as either investments in securities or extinguishment of debt securities of consolidated trusts depending on the nature of the mortgage-related security that we purchase. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of PCs and Structured Securities” for additional information. We hold these Freddie Mac and Fannie Mae securities that are in an unrealized loss position at least to recovery and typically to maturity. As the principal and interest on these securities are guaranteed and we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses, we consider these unrealized losses to be temporary.

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A and Other Loans

We believe the unrealized losses on our non-agency mortgage-related securities are a result of poor underlying collateral performance, limited liquidity, and large risk premiums. With the exception of the other-than-temporarily impaired securities discussed below, we have not identified any securities that were likely of incurring a contractual principal or interest loss at June 30, 2010. Based on these facts and our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the

131	Freddie Mac

unrealized losses, we have concluded that the impairment of these securities is temporary. We consider securities to be other-than-temporarily impaired when future losses are deemed likely.

Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, credit ratings, security prices and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO credit scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

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

Table 7.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	June 30, 2010
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Issuance Date
2004 & Prior:
UPB	$1,505	$135	$1,102	$622	$2,513
Weighted average collateral defaults(2)	31%	30%	5%	45%	22%
Weighted average collateral severities(3)	50%	46%	34%	46%	31%
Weighted average voluntary prepayment rates(4)	5%	5%	12%	2%	4%
Average credit enhancement(5)	42%	26%	14%	21%	16%
2005:
UPB	$8,705	$3,269	$1,415	$993	$4,585
Weighted average collateral defaults(2)	52%	47%	19%	53%	37%
Weighted average collateral severities(3)	62%	56%	45%	49%	41%
Weighted average voluntary prepayment rates(4)	1%	6%	7%	1%	3%
Average credit enhancement(5)	52%	20%	6%	28%	8%
2006:
UPB	$22,812	$8,112	$657	$1,380	$1,422
Weighted average collateral defaults(2)	62%	61%	32%	61%	47%
Weighted average collateral severities(3)	66%	64%	53%	58%	48%
Weighted average voluntary prepayment rates(4)	3%	5%	6%	2%	3%
Average credit enhancement(5)	20%	9%	10%	1%	7%
2007:
UPB	$23,900	$5,087	$177	$1,617	$426
Weighted average collateral defaults(2)	60%	60%	46%	61%	61%
Weighted average collateral severities(3)	67%	63%	60%	59%	59%
Weighted average voluntary prepayment rates(4)	4%	3%	5%	3%	2%
Average credit enhancement(5)	22%	16%	18%	1%	0%
Total:
UPB	$56,922	$16,603	$3,351	$4,612	$8,946
Weighted average collateral defaults(2)	59%	58%	18%	57%	36%
Weighted average collateral severities(3)	65%	62%	44%	55%	40%
Weighted average voluntary prepayment rates(4)	3%	5%	8%	2%	3%
Average credit enhancement(5)	26%	13%	10%	10%	10%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.
(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(5)	Reflects the average current credit enhancement on all such securities we hold provided by subordination of other securities held by third parties. Excludes credit enhancement provided by monoline bond insurance.

In evaluating our non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition. Although some ratings have declined, the ratings themselves have not been determinative that a loss is likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings

132	Freddie Mac

ranging from CCC to AAA and have determined that other securities within the same ratings range were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since June 30, 2010.

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of June 30, 2010.

In addition, we considered fair values at June 30, 2010, as well as any significant changes in fair value since June 30, 2010, to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, receive greater weight.

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of June 30, 2010. We believe the declines in fair value were mainly attributable to the limited liquidity and risk premiums in the CMBS market consistent with the broader credit markets rather than the performance of the underlying collateral supporting the securities. We do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

Obligations of States and Political Subdivisions

These investments consist of mortgage revenue bonds. We believe the unrealized losses on obligations of states and political subdivisions are primarily a result of movements in interest rates and liquidity and risk premiums. We have determined that the impairment of these securities is temporary based on our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses. The issuer guarantees related to these securities have led us to conclude that any credit risk is minimal.

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

133	Freddie Mac

Other-Than-Temporary Impairments on Available-For-Sale Securities

Table 7.4 summarizes our net impairments of available-for-sale securities recognized in earnings by security type.

Table 7.4 — Net Impairment of Available-For-Sale Securities Recognized in Earnings(1)

	Net Impairment of Available-For-Sale Securities
	Recognized in Earnings
	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in millions)

Mortgage-related securities:
Subprime	$(17)	$(1,291)	$(349)	$(5,388)
Option ARM	(48)	(470)	(150)	(1,487)
Alt-A and other	(333)	(396)	(352)	(2,238)
CMBS	(17)	—	(72)	—
Manufactured housing	(13)	(45)	(15)	(45)

Total other-than-temporary impairments on mortgage-related securities	(428)	(2,202)	(938)	(9,158)

Non-mortgage-related securities:
Asset-backed securities	—	(11)	—	(185)

Total other-than-temporary impairments on non-mortgage-related securities	—	(11)	—	(185)

Total other-than-temporary impairments on available-for-sale securities	$(428)	$(2,213)	$(938)	$(9,343)

(1)	As a result of the adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, net impairment of available-for-sale securities recognized in earnings for the three and six months ended June 30, 2010 includes credit-related other-than-temporary impairments and other-than-temporary impairments on securities which we intend to sell or it is more likely than not that we will be required to sell. In contrast, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2009 (which is included in the six months ended June 30, 2009) includes both credit-related and non-credit-related other-than-temporary impairments as well as other-than-temporary impairments on securities for which we could not assert the positive intent and ability to hold until recovery of the unrealized losses.

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

134	Freddie Mac

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-for-Sale Securities(1)

Six Months Ended
June 30, 2010
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$11,513
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	45
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	893
Reductions:
Amounts related to securities which were sold, written off or matured	(281)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security	(93)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings(2)	$12,077

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	Excludes increases in cash flows expected to be collected that will be recognized in earnings over the remaining life of the security of $2.2 billion, net of amortization.

Realized Gains and Losses on Available-for-Sale Securities

Table 7.6 below illustrates the gross realized gains and gross realized losses recognized on the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-for-Sale Securities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Gross realized gains
Mortgage-related securities:
Freddie Mac	$26	$190	$26	$237
Obligations of states and political subdivisions	—	—	1	1

Total mortgage-related securities gross realized gains	26	190	27	238

Non-mortgage-related securities:
Asset-backed securities	—	63	—	68

Total non-mortgage-related securities gross realized gains	—	63	—	68

Gross realized gains	26	253	27	306

Gross realized losses
Mortgage-related securities:
Freddie Mac	—	(48)	—	(50)
Option ARM(1)	(6)	—	(6)	—

Total mortgage-related securities gross realized losses	(6)	(48)	(6)	(50)

Gross realized losses	(6)	(48)	(6)	(50)

Net realized gains (losses)	$20	$205	$21	$256

(1)	These individual sales do not change our conclusion that we do not intend to sell our remaining non-agency mortgage related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

135	Freddie Mac

Maturities of Available-for-Sale Securities

Table 7.7 summarizes, by major security type, the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-for-Sale Securities(1)

June 30, 2010	Amortized Cost	Fair Value
	(in millions)

Mortgage-related securities:
Due within 1 year or less	$494	$503
Due after 1 through 5 years	1,182	1,243
Due after 5 through 10 years	8,286	8,649
Due after 10 years	256,447	233,580

Total	$266,409	$243,975

Non-mortgage-related securities:
Asset-backed securities
Due within 1 year or less	$—	$—
Due after 1 through 5 years	1,261	1,300
Due after 5 through 10 years	19	20
Due after 10 years	10	10

Total	$1,290	$1,330

Total available-for-sale securities:
Due within 1 year or less	$494	$503
Due after 1 through 5 years	2,443	2,543
Due after 5 through 10 years	8,305	8,669
Due after 10 years	256,457	233,590

Total	$267,699	$245,305

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.

AOCI, Net of Taxes, Related to Available-for-Sale Securities

Table 7.8 presents the changes in AOCI, net of taxes, related to available-for-sale securities. The net unrealized holding gains, net of tax, represent the net fair value adjustments recorded on available-for-sale securities throughout the quarter, after the effects of our federal statutory tax rate of 35%. The net reclassification adjustment for net realized losses, net of tax, represents the amount of those fair value adjustments, after the effects of our federal statutory tax rate of 35%, that have been recognized in earnings due to a sale of an available-for-sale security or the recognition of an impairment loss.

Table 7.8 — AOCI, Net of Taxes, Related to Available-for-Sale Securities

	Six Months Ended
	June 30,
	2010	2009
	(in millions)

Beginning balance	$(20,616)	$(28,510)
Adjustment to initially apply the adoption of an amendment to the accounting standards for investments in debt and equity securities(1)	—	(9,931)
Adjustment to initially apply the adoption of amendments to accounting standards for transfers of financial assets and the consolidation of VIEs(2)	(2,683)	—
Net unrealized holding gains, net of tax(3)	8,146	1,160
Net reclassification adjustment for net realized losses, net of tax(4)(5)	597	5,906

Ending balance	$(14,556)	$(31,375)

(1)	Net of tax benefit of $5.3 billion for the six months ended June 30, 2009.
(2)	Net of tax benefit of $1.4 billion for the six months ended June 30, 2010.
(3)	Net of tax benefit (expense) of $(4.4) billion and $(624) million for the six months ended June 30, 2010 and 2009, respectively.
(4)	Net of tax benefit of $321 million and $3.2 billion for the six months ended June 30, 2010 and 2009, respectively.
(5)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $609 million and $6.1 billion, net of taxes, for the six months ended June 30, 2010 and 2009, respectively.

136	Freddie Mac

Trading Securities

Table 7.9 summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	June 30, 2010	December 31, 2009
	(in millions)

Mortgage-related securities:
Freddie Mac	$13,032	$170,955
Fannie Mae	25,005	34,364
Ginnie Mae	181	185
Other	23	28

Total mortgage-related securities	38,241	205,532

Non-mortgage-related securities:
Asset-backed securities	664	1,492
Treasury bills	26,881	14,787
Treasury notes	405	—
FDIC-guaranteed corporate medium-term notes	442	439

Total non-mortgage-related securities	28,392	16,718

Total fair value of trading securities	$66,633	$222,250

For the three months ended June 30, 2010 and 2009, we recorded net unrealized gains (losses) on trading securities held at June 30, 2010 and 2009 of $(0.3) billion and $0.6 billion, respectively. For the six months ended June 30, 2010 and 2009, we recorded net unrealized gains (losses) on trading securities held at June 30, 2010 and 2009 of $(0.7) billion and $2.5 billion, respectively.

Total trading securities include $2.9 billion and $3.3 billion, respectively, of hybrid financial instruments as of June 30, 2010 and December 31, 2009. Gains (losses) on trading securities on our consolidated statements of operations include gains of $36 million and $1 million related to these trading securities for the three and six months ended June 30, 2010, respectively. Gains (losses) on trading securities include losses of $(28) million and $(15) million related to these trading securities for the three and six months ended June 30, 2009, respectively.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions and most derivative instruments subject to collateral posting thresholds generally related to a counterparty’s credit rating. We had cash pledged to us related to derivative instruments of $1.7 billion and $3.1 billion at June 30, 2010 and December 31, 2009, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At June 30, 2010 and December 31, 2009, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also, at June 30, 2010 and December 31, 2009, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties.

In addition, we hold cash collateral primarily in connection with certain of our multifamily guarantees as credit enhancements. The cash collateral held related to these transactions at June 30, 2010 and December 31, 2009 was $321 million and $322 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of June 30, 2010 and December 31, 2009, we had one uncommitted intraday secured line-of-credit with a third party, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs in connection with our use of the Fedwire system. In certain circumstances, the line-of-credit agreement gives the secured party the right to repledge the securities underlying our financing to other parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line-of-credit agreement upon demand by the counterparty.

137	Freddie Mac

Table 7.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 7.10 — Collateral in the Form of Securities Pledged

	June 30, 2010	December 31, 2009
	(in millions)

Securities pledged with the ability of the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,205	$—
Available-for-sale securities	570	10,879
Securities pledged without the ability of the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	306	—
Available-for-sale securities	—	302

Total securities pledged	$11,081	$11,181

(1)	Commencing January 1, 2010, represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral. As a result of the change in accounting principles, this amount is recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At June 30, 2010, we pledged securities with the ability of the secured party to repledge of $10.8 billion, of which $10.6 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2009, we pledged securities with the ability of the secured party to repledge of $10.9 billion, of which $10.8 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above. There were no borrowings against the line of credit at June 30, 2010 or December 31, 2009. The remaining $0.2 billion and $0.1 billion of collateral posted with the ability of the secured party to repledge at June 30, 2010 and December 31, 2009, respectively, was posted in connection with our futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At both June 30, 2010 and December 31, 2009, we had securities pledged without the ability of the secured party to repledge of $0.3 billion, at a clearinghouse in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At June 30, 2010, we pledged $10.2 billion of collateral in the form of cash of which $10.1 billion related to our derivative agreements as we had $10.6 billion of such derivatives in a net loss position. At December 31, 2009, we pledged $5.8 billion of collateral in the form of cash of which $5.6 billion related to our derivative agreements as we had $6.0 billion of such derivatives in a net loss position. The remaining $0.1 billion and $0.2 billion was posted at clearinghouses in connection with our securities and other derivative transactions at June 30, 2010 and December 31, 2009, respectively.

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

138	Freddie Mac

accounting standard. We also cannot become liable for any subordinated indebtedness, without the prior consent of Treasury.

As of June 30, 2010, we estimate that the par value of our aggregate indebtedness for purposes of the Purchase Agreement totaled $803.8 billion, which was approximately $276.2 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as: (a) total debt, net; less (b) debt securities of consolidated trusts held by third parties.

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

Table 8.1 — Total Debt, Net

	Interest Expense for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Balance, Net at(1)
	2010	2009	2010	2009	June 30, 2010	December 31, 2009
	(in millions)				(in millions)

Other debt:
Short-term debt	$137	$571	$278	$1,693	$218,048	$238,171
Long-term debt:
Senior debt	4,320	5,147	8,766	10,448	565,679	541,735
Subordinated debt	11	64	23	127	704	698

Total long-term debt	4,331	5,211	8,789	10,575	566,383	542,433

Total other debt	4,468	5,782	9,067	12,268	784,431	780,604
Debt securities of consolidated trusts held by third parties	19,048	—	38,691	—	1,541,914	—

Total debt, net	$23,516	$5,782	$47,758	$12,268	$2,326,345	$780,604

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $1.6 billion and $0.5 billion, respectively, of other short-term debt, and $6.1 billion and $8.4 billion, respectively, of other long-term debt that represents the fair value of debt securities with fair value option elected at June 30, 2010 and December 31, 2009, respectively.

For the three and six months ended June 30, 2010, we recognized fair value gains (losses) of $547 million and $893 million, respectively, on our foreign-currency denominated debt of which $491 million and $812 million, respectively, were gains (losses) related to our net foreign-currency translation.

Other Short-Term Debt

As indicated in Table 8.2, a majority of other short-term debt consisted of Reference Bills® securities and discount notes, paying only principal at maturity. Reference Bills® securities, discount notes, and medium-term notes are unsecured general corporate obligations. Certain medium-term notes that have original maturities of one year or less also are classified as other short-term debt.

Table 8.2 provides additional information related to our other short-term debt. Prior periods have been reclassified to conform to the current presentation.

Table 8.2 — Other Short-Term Debt

	June 30, 2010			December 31, 2009
		Balance,	Effective		Balance,	Effective
	Par Value	Net(1)	Rate(2)	Par Value	Net(1)	Rate(2)
	(dollars in millions)

Reference Bills® securities and discount notes	$216,597	$216,447	0.26%	$227,732	$227,611	0.26%
Medium-term notes	1,601	1,601	0.09	10,561	10,560	0.69

Other short-term debt	$218,198	$218,048	0.26	$238,293	$238,171	0.28

(1)	Represents par value, net of associated discounts and premiums.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who arranged the transactions. Federal funds purchased are unsecured borrowings from commercial banks that are members of the Federal Reserve System. At both June 30, 2010 and December 31, 2009, we had no balance of federal funds purchased and securities sold under agreements to repurchase.

139	Freddie Mac

Other Long-Term Debt

Table 8.3 summarizes our other long-term debt. Prior periods have been reclassified to conform to the current presentation.

Table 8.3 — Other Long-Term Debt

		June 30, 2010			December 31, 2009
	Contractual		Balance,	Interest		Balance,	Interest
	Maturity(1)	Par Value	Net(2)	Rates	Par Value	Net(2)	Rates
	(dollars in millions)

Other long-term debt:
Other senior debt:(3)
Fixed-rate:
Medium-term notes — callable(4)	2010 – 2037	$127,658	$127,596	0.75% – 6.63%	$154,545	$154,417	1.00% – 6.63%
Medium-term notes — non-callable	2010 – 2028	24,075	24,227	0.75% – 13.25%	15,071	15,255	1.00% – 13.25%
U.S. dollar Reference Notes® securities — non-callable	2010 – 2032	250,821	250,781	1.13% – 6.88%	253,781	253,696	1.13% – 7.00%
€Reference Notes® securities — non-callable	2010 – 2014	4,594	4,744	4.38% – 5.75%	5,668	5,921	4.38% – 5.75%
Variable-rate:
Medium-term notes — callable(5)	2010 – 2029	36,717	36,716	Various	24,084	24,081	Various
Medium-term notes — non-callable	2010 – 2026	108,116	108,133	Various	73,629	73,649	Various
Zero-coupon:
Medium-term notes — callable(6)	2030 – 2039	17,893	3,824	—%	23,388	4,444	—%
Medium-term notes — non-callable(7)	2010 – 2039	14,847	9,467	—%	15,705	10,084	—%
Hedging-related basis adjustments		N/A	191		N/A	188

Total other senior debt		584,721	565,679		565,871	541,735
Other subordinated debt:
Fixed-rate	2011 – 2018	578	574	5.00% – 8.25%	578	575	5.00% – 8.25%
Zero-coupon(8)	2019	331	130	—%	331	123	—%

Total other subordinated debt		909	704		909	698

Total other long-term debt(9)		$585,630	$566,383		$566,780	$542,433

(1)	Represents contractual maturities at June 30, 2010.
(2)	Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums and hedge-related basis adjustments.
(3)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at June 30, 2010 and December 31, 2009, respectively.
(4)	Includes callable FreddieNotes® securities of $5.9 billion and $6.1 billion at June 30, 2010 and December 31, 2009, respectively.
(5)	Includes callable FreddieNotes® securities of $7.8 billion and $5.5 billion at June 30, 2010 and December 31, 2009, respectively.
(6)	The effective rates for zero-coupon medium-term notes — callable ranged from 5.73% – 7.25% and 5.78% – 7.25% at June 30, 2010 and December 31, 2009, respectively.
(7)	The effective rates for zero-coupon medium-term notes — non-callable ranged from 0.56% – 11.18% at both June 30, 2010 and December 31, 2009.
(8)	The effective rate for zero-coupon subordinated debt was 10.51% at both June 30, 2010 and December 31, 2009.
(9)	The effective rates for other long-term debt were 3.06% and 3.41% at June 30, 2010 and December 31, 2009, respectively. The effective rate represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs and hedging-related basis adjustments.

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

140	Freddie Mac

Table 8.4 summarizes the debt securities of our consolidated trusts held by third parties based on underlying mortgage product type.

Table 8.4 — Debt Securities of Our Consolidated Trusts Held by Third Parties(1)

	June 30, 2010
	Contractual		Balance,	Interest
	Maturity(2)	UPB	Net	Rates(2)
	(dollars in millions)

Debt securities of consolidated trusts held by third parties:
Single-family:
Conventional:
40-year fixed-rate	2033 – 2048	$956	$957	4.50% – 8.50%
30-year fixed-rate	2010 – 2040	1,144,082	1,147,688	1.60% – 16.25%
20-year fixed-rate	2012 – 2030	55,465	55,684	3.50% – 9.00%
15-year fixed-rate	2010 – 2025	212,417	213,348	2.50% – 10.50%
ARMs/adjustable-rate	2012 – 2040	44,367	44,513	0.72% – 10.05%
Option ARMs(3)	2021 – 2047	1,504	1,505	—% – 8.11%
Interest-only(4)	2026 – 2040	72,756	72,788	1.79% – 7.77%
Balloon/resets	2010 – 2013	2,901	2,901	3.00% – 6.00%
Conforming jumbo	2023 – 2048	497	497	4.50% – 6.50%
FHA/VA	2010 – 2040	2,004	2,033	1.60% – 15.00%

Total debt securities of consolidated trusts held by third parties(5)		$1,536,949	$1,541,914

(1) Debt securities of consolidated trusts held by third parties are prepayable without penalty.

(2)	Based on the contractual maturity and interest rates of debt securities of our consolidated trusts held by third parties.
(3)	The minimum interest rate of 0% reflects interest rates on principal-only classes of Structured Transactions.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrowers to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	The effective rate for debt securities of consolidated trusts held by third parties was 4.93% at June 30, 2010. The effective rate represents the weighted average effective rate, which includes the amortization of discounts or premiums.

Table 8.5 summarizes the contractual maturities of other long-term debt securities and debt securities of consolidated trusts held by third parties at June 30, 2010.

Table 8.5 — Contractual Maturity of Other Long-Term Debt and Debt Securities of Consolidated Trusts Held by Third Parties

Annual Maturities
June 30,	Par Value(1)(2)
(in millions)

Other debt:
2011	$146,472
2012	127,466
2013	99,835
2014	45,279
2015	43,730
Thereafter	122,848
Debt securities of consolidated trusts held by third parties(3)	1,536,949

Total	2,122,579
Net discounts, premiums, hedge-related and other basis adjustments(4)	(14,282)

Total debt securities of consolidated trusts held by third parties and other long-term debt	$2,108,297

(1)	Represents par value of long-term debt securities and subordinated borrowings and UPB of debt securities of our consolidated trusts held by third parties.
(2)	For other debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at June 30, 2010.
(3)	Contractual maturities of debt securities of consolidated trusts held by third parties may not represent expected maturity as they are prepayable at any time without penalty.
(4)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk related to other foreign-currency-denominated debt.

Line of Credit

At both June 30, 2010 and December 31, 2009, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. This line of credit provides additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs. No amounts were drawn on this line of credit at June 30, 2010 or December 31, 2009. We expect to use the current facility from time to time to satisfy our intraday financing needs; however, since the line is uncommitted, we may not be able to draw on it if and when needed.

Subordinated Debt Interest and Principal Payments

In a September 23, 2008 statement concerning the conservatorship, the then Director of FHFA stated that we would continue to make interest and principal payments on our subordinated debt, even if we fail to maintain required

141	Freddie Mac

capital levels. As a result, the terms of any of our subordinated debt that provide for us to defer payments of interest under certain circumstances, including our failure to maintain specified capital levels, are no longer applicable.

NOTE 9: FINANCIAL GUARANTEES

As discussed in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” we securitize substantially all of the single-family mortgage loans we purchase and issue securities backed by such mortgages, which we guarantee. Beginning January 1, 2010, we no longer recognize a financial guarantee for such trusts as we recognize both the mortgage loans and the debt securities of these securitization trusts on our consolidated balance sheet. Table 9.1 presents our maximum potential amount of future payments, our recognized liability, and the maximum remaining term of our financial guarantees that are not consolidated on our balance sheets.

Table 9.1 — Financial Guarantees

	June 30, 2010			December 31, 2009
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

PCs and Structured Securities(2)	$24,158	$188	42	$1,854,813	$11,949	43
Other mortgage-related guarantees	16,683	471	39	15,069	516	40
Derivative instruments	57,321	930	33	30,362	76	33
Servicing-related premium guarantees	168	—	5	193	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are also included within the maximum exposure of PCs and Structured Securities.
(2)	Effective January 1, 2010, we do not record a financial guarantee for our single-family PC trusts and certain Structured Transactions as a result of consolidation of these securitization trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.

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

At June 30, 2010 and December 31, 2009, there were $1.6 trillion and $1.7 trillion, respectively, of securities we issued in resecuritization of our PCs and other previously issued Structured Securities. These restructured securities consist of single-class and multi-class Structured Securities backed by PCs, REMICs, interest-only strips, and principal-only strips and do not increase our credit-related exposure. As a result, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other mortgage-related financial guarantees for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of PCs and certain Structured Transactions issued to non-consolidated securitization trusts. At inception of an executed guarantee to a non-consolidated trust we recognize the guarantee obligation at fair value. Subsequently, we amortize our guarantee obligation under the static effective yield method. In addition to our guarantee obligation, we recognized a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, that totaled $0.2 billion and $32.4 billion at June 30, 2010 and December 31, 2009, respectively.

During the six months ended June 30, 2010 and 2009, we issued $163.7 billion and $258.4 billion, respectively, in UPB of our PCs and Structured Securities excluding Structured Transactions, backed by single-family mortgage loans. In accordance with the changes in accounting standards, we did not recognize a guarantee asset or a guarantee obligation for single-family PCs issued in the six months ended June 30, 2010. We issued $4.1 billion and $0 million in UPB of Structured Transactions backed by HFA bonds during the six months ended June 30, 2010 and 2009, respectively, which were not consolidated. We also issued approximately $3.7 billion and $1.1 billion in UPB of PCs and Structured Securities backed by multifamily mortgage loans during the six months ended June 30, 2010 and 2009, respectively, for which a guarantee asset and guarantee obligation were recognized. As explained above, the vast majority of issued PCs and Structured Securities are no longer accounted for in accordance with the accounting

142	Freddie Mac

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

Other Mortgage-Related Guarantees

We provide long-term stand-by commitments to certain of our customers, which obligate us to purchase delinquent loans that are covered by those agreements. These financial guarantees totaled $3.6 billion and $5.1 billion of UPB at June 30, 2010 and December 31, 2009, respectively. We also had outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties of $9.3 billion and $9.2 billion in UPB at June 30, 2010 and December 31, 2009, respectively. In addition, as of June 30, 2010 and December 31, 2009, respectively, we had issued guarantees on HFA securities with UPB of $3.8 billion and $0.8 billion, respectively.

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at June 30, 2010 or December 31, 2009.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, guarantees of stated final maturity of certain of our Structured Securities, and short-term default guarantee commitments accounted for as credit derivatives.

We guaranteed the performance of interest-rate swap contracts in three circumstances. First, as part of a resecuritization transaction, we transferred certain swaps and related assets to a third party. We guaranteed that interest income generated from the assets would be sufficient to cover the required payments under the interest-rate swap contracts. Second, we guaranteed that a borrower would perform under an interest-rate swap contract linked to a borrower’s adjustable-rate mortgage. And third, in connection with our issuance of certain Structured Securities which are backed by tax-exempt bonds, we guaranteed that the sponsor of the transaction would perform under the interest-rate swap contract linked to the senior variable-rate certificates that we issued.

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

We also have issued Structured Securities with stated final maturities that are shorter than the stated maturity of the underlying mortgage loans. If the underlying mortgage loans to these securities have not been purchased by a third party or fully matured as of the stated final maturity date of such securities, we may sponsor an auction of the underlying assets. To the extent that purchase or auction proceeds are insufficient to cover unpaid principal amounts due to investors in such Structured Securities, we are obligated to fund such principal. Our maximum exposure on these guarantees represents the outstanding UPB of the underlying mortgage loans.

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at June 30, 2010 and December 31, 2009.

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

143	Freddie Mac

have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at June 30, 2010 and December 31, 2009.

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

Certain of our transfers of financial assets to non-consolidated trusts and third parties may continue to qualify as sales. In connection with our transfers of financial assets that qualify as sales, we may retain certain interests in the transferred assets. Our retained interests are primarily beneficial interests issued by non-consolidated securitization trusts (e.g., multifamily PCs and multi-class resecuritization securities). These interests are included in investments in securities on our consolidated balance sheets. In addition, our guarantee asset recognized in connection with non-consolidated securitization transactions also represents a retained interest. These transfers and our resulting retained interests are not significant to our consolidated financial statements.

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

Create Synthetic Funding

We also use derivatives to synthetically create the substantive economic equivalent of various debt funding structures. For example, the combination of a series of short-term debt issuances over a defined period and a pay-fixed interest-rate swap with the same maturity as the last debt issuance is the substantive economic equivalent of a long-term fixed-rate debt instrument of comparable maturity. Similarly, the combination of non-callable debt and a call swaption, or option to enter into a receive-fixed interest-rate swap, with the same maturity as the non-callable debt, is the substantive economic equivalent of callable debt. These derivatives strategies increase our funding flexibility and allow us to better match asset and liability cash flows, often reducing overall funding costs.

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

144	Freddie Mac

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

In addition to swaps, futures, and purchased options, our derivative positions include the following:

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

Credit Derivatives

We entered into credit derivatives, including risk-sharing agreements. Under these risk-sharing agreements, default losses on specific mortgage loans delivered by sellers are compared to default losses on reference pools of mortgage loans with similar characteristics. Based upon the results of that comparison, we remit or receive payments based upon the default performance of the referenced pools of mortgage loans. In addition, we entered into agreements whereby we assume credit risk for mortgage loans held by third parties in exchange for a monthly fee. We are obligated to purchase any of the mortgage loans that become four monthly payments past due.

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

145	Freddie Mac

Table 11.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 11.1 — Derivative Assets and Liabilities at Fair Value

	At June 30, 2010			At December 31, 2009
		Derivatives at Fair Value			Derivatives at Fair Value
	Notional or			Notional or
	Contractual			Contractual
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting standards for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$349,545	$11,458	$(675)	$271,403	$3,466	$(5,455)
Pay-fixed	386,194	162	(34,950)	382,259	2,274	(16,054)
Basis (floating to floating)	53,910	14	(1)	52,045	1	(61)

Total interest-rate swaps	789,649	11,634	(35,626)	705,707	5,741	(21,570)
Option-based:
Call swaptions
Purchased	137,235	12,932	—	168,017	7,764	—
Written	26,975	—	(853)	1,200	—	(19)
Put swaptions
Purchased	82,240	949	—	91,775	2,592	—
Written	7,000	—	(12)	—	—	—
Other option-based derivatives(3)	57,473	1,986	(23)	141,396	1,705	(12)

Total option-based	310,923	15,867	(888)	402,388	12,061	(31)
Futures	188,354	4	(90)	80,949	5	(89)
Foreign-currency swaps	4,594	856	(57)	5,669	1,624	—
Commitments(4)	27,817	137	(127)	13,872	81	(70)
Credit derivatives	13,665	19	(8)	14,198	26	(11)
Swap guarantee derivatives	3,531	—	(35)	3,521	—	(34)

Total derivatives not designated as hedging instruments	1,338,533	28,517	(36,831)	1,226,304	19,538	(21,805)
Netting adjustments(5)		(28,345)	35,958		(19,323)	21,216

Total derivative portfolio, net	$1,338,533	$172	$(873)	$1,226,304	$215	$(589)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options.
(4)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(5)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $8.4 billion and $17 million, respectively, at June 30, 2010. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.8) billion and $(0.6) billion at June 30, 2010 and December 31, 2009, respectively, which was mainly related to interest-rate swaps that we have entered into.

Table 11.2 presents the gains and losses on derivatives reported in our consolidated statements of operations.

Table 11.2 — Gains and Losses on Derivatives(1)

	Three Months Ended June 30,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion and
	on Derivatives		into Earnings		Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Hedging Relationships(3)	2010	2009	2010	2009	2010	2009
	(in millions)

Closed cash flow hedges(4)	$—	$—	$(277)	$(294)	$—	$—

	Six Months Ended June 30,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion and
	on Derivatives		into Earnings		Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Hedging Relationships(3)	2010	2009	2010	2009	2010	2009
	(in millions)

Closed cash flow hedges(4)	$—	$—	$(536)	$(609)	$—	$—

146	Freddie Mac

	Derivative Gains (Losses)(5)
	Three Months Ended		Six Months Ended
Derivatives not designated as hedging instruments under the	June 30,		June 30,
accounting standards for derivatives and hedging(6)	2010	2009	2010	2009
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(57)	$(63)	$(65)	$124
U.S. dollar denominated	10,716	(10,187)	13,099	(11,990)

Total receive-fixed swaps	10,659	(10,250)	13,034	(11,866)
Pay-fixed	(18,633)	18,524	(23,380)	25,229
Basis (floating to floating)	36	(116)	74	(115)

Total interest-rate swaps	(7,938)	8,158	(10,272)	13,248
Option-based:
Call swaptions
Purchased	6,531	(5,910)	7,031	(9,297)
Written	(336)	94	(277)	211
Put swaptions
Purchased	(813)	1,002	(1,787)	1,047
Written	84	(370)	79	(357)
Other option-based derivatives(7)	398	(240)	236	(215)

Total option-based	5,864	(5,424)	5,282	(8,611)
Futures	42	(252)	(12)	(224)
Foreign-currency swaps(8)	(484)	583	(815)	10
Commitments(9)	(114)	140	(149)	(272)
Credit derivatives	2	(6)	2	(5)
Swap guarantee derivatives	1	9	1	(22)

Subtotal	(2,627)	3,208	(5,963)	4,124
Accrual of periodic settlements:
Receive-fixed interest-rate swaps(10)	1,688	1,380	3,220	2,468
Pay-fixed interest-rate swaps	(2,906)	(2,269)	(5,790)	(4,211)
Foreign-currency swaps	5	22	12	71
Other	2	20	(2)	90

Total accrual of periodic settlements	(1,211)	(847)	(2,560)	(1,582)

Total	$(3,838)	$2,361	$(8,523)	$2,542

(1)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations; however, we had no derivatives in qualifying hedge accounting relationships as of June 30, 2010. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.
(2)	Gain or (loss) arises when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. No amounts have been excluded from the assessment of effectiveness.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that are designated as cash flow hedges are recognized as basis adjustments to the related assets which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in long-term debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.
(5)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(6)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(7)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options. For the three and six months ended June 30, 2009, other option-based derivatives also included purchased put options on agency mortgage-related securities.
(8)	Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	Includes imputed interest on zero-coupon swaps.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Any subsequent changes in fair value of those derivative instruments are included in derivative gains (losses) on our consolidated statements of operations.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at June 30, 2010

147	Freddie Mac

and December 31, 2009 was $1.7 billion and $3.1 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at June 30, 2010 and December 31, 2009 was $10.1 billion and $5.6 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior debt securities from S&P or Moody’s. In the event our credit ratings fall below certain specified rating triggers or are withdrawn by S&P or Moody’s, the counterparties to the derivative instruments are entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2010, was $10.7 billion for which we posted collateral of $10.1 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2010, we would be required to post an additional $0.6 billion of collateral to our counterparties.

At June 30, 2010 and December 31, 2009, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

As shown in Table 11.3 the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $2.6 billion and $3.3 billion at June 30, 2010 and 2009, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

Over the next 12 months, we estimate that approximately $593 million, net of taxes, of the $2.6 billion of cash flow hedging losses in AOCI, net of taxes, at June 30, 2010 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 24 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at June 30, 2010, will be reclassified to earnings over the next five and ten years, respectively.

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

Table 11.3 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Six Months Ended
	June 30,
	2010	2009
	(in millions)

Beginning balance(1)	$(2,905)	$(3,678)
Cumulative effect of change in accounting principle(2)	(7)	—
Net reclassifications of losses to earnings and other, net of tax(3)	356	403

Ending balance(1)	$(2,556)	$(3,275)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting standards on accounting for transfers of financial assets and consolidation of VIEs, as well as a related change to the amortization method for certain related deferred items. Net of tax benefit of $4 million for the six months ended June 30, 2010.
(3)	Net of tax benefit of $180 million and $206 million for the six months ended June 30, 2010 and 2009, respectively.

NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

We received $10.6 billion in June 2010 pursuant to the draw request that FHFA submitted to Treasury on our behalf to address the deficit in our net worth as of March 31, 2010. In addition, we had a deficit in net worth of $1.7 billion as of June 30, 2010. See “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS — Government Support for our Business” for additional information regarding the draw request that FHFA, as Conservator, will submit on our behalf to Treasury to address our deficit in net worth. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $62.3 billion and $51.7 billion as of June 30, 2010 and December 31, 2009, respectively. See “NOTE 17: REGULATORY CAPITAL” for additional information.

148	Freddie Mac

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the six months ended June 30, 2010, other than through our stock-based compensation plans. During the six months ended June 30, 2010, restrictions lapsed on 1,245,642 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 12: STOCK-BASED COMPENSATION” in our 2009 Annual Report.

Dividends Declared During 2010

On both March 31, 2010 and June 30, 2010, we paid quarterly dividends of $1.3 billion in cash on the senior preferred stock at the direction of our Conservator. Consistent with the Purchase Agreement covenants, we did not declare dividends on Freddie Mac common stock or any other series of Freddie Mac preferred stock outstanding during the six months ended June 30, 2010.

On March 30, 2010, our REIT subsidiaries paid preferred stock dividends for one quarter, consistent with approval from Treasury and direction from FHFA. No other preferred or common stock dividends were paid by the REITs during the six months ended June 30, 2010. See “NOTE 15: NONCONTROLLING INTERESTS” for more information.

Delisting of Common Stock and Preferred Stock from NYSE

On June 16, 2010, we announced that we notified the NYSE of our intent to delist our common stock and our 20 listed classes of preferred stock pursuant to a directive by FHFA, our Conservator, requiring us to delist our common and preferred securities from the NYSE. According to a press release by FHFA, the Acting Director of FHFA issued similar directives to both us and Fannie Mae.

On June 28, 2010 and in accordance with SEC rules and regulations, we filed a Form 25 (Notification of Removal from Listing under Section 12(b) of the Securities Exchange Act of 1934) and the delisting of our common and preferred stock from the NYSE was effective on July 8, 2010.

After the delisting of our equity securities from the NYSE, our common stock and the classes of preferred stock that were previously listed on the NYSE are traded exclusively in the OTC market. Shares of our common stock now trade under the ticker symbol FMCC. We expect that our common stock and the previously listed classes of preferred stock will continue to trade in the OTC market so long as market makers demonstrate an interest in trading the common and preferred stock.

The transition to OTC trading does not affect our obligation to file periodic and certain other reports with the SEC under applicable federal securities laws.

NOTE 13: INCOME TAXES

Income Tax Benefit

For the three months ended June 30, 2010 and 2009, we reported an income tax benefit of $286 million and $184 million, respectively, resulting in effective tax rates of 5.7% and (157.1)%, respectively. For the six months ended June 30, 2010 and 2009, we reported an income tax benefit of $389 million and $1.1 billion, respectively, representing effective tax rates of 3.3% and 10.4%, respectively. These income tax benefits represent primarily the benefit of carrying back a portion of our expected current year tax loss to prior years, the current deduction that can be taken in our 2009 tax return related to the 2009 impact of an error related to processing certain foreclosure alternatives, and the tax benefit recognized related to the amortization of net deferred losses on pre-2008 closed cash flow hedges. Our effective tax rates were different from the statutory rate of 35% primarily due to the establishment of a valuation allowance against a portion of our net deferred tax assets. We established an additional valuation allowance of $1.7 billion and $4.1 billion for the three and six months ended June 30, 2010, respectively.

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

149	Freddie Mac

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

Subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the second quarter of 2010. We increased our overall valuation allowance by $7.3 billion in the first six months of 2010. This amount consisted of $4.2 billion attributable to temporary differences as well as tax net operating loss and tax credit carryforwards generated during 2010 and $3.1 billion attributable to the adoption of new accounting standards in the first quarter of 2010 that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information regarding these changes and a related change to the amortization method for certain related deferred items. Our total valuation allowance as of June 30, 2010 was $32.4 billion. As of June 30, 2010, after consideration of the valuation allowance, we had a net deferred tax asset of $7.9 billion representing the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the net deferred tax asset may change in future periods, particularly if the mortgage and housing markets continue to decline.

It is anticipated that we will be in a significant tax net operating loss position for the year ended December 31, 2010 and we exhausted our tax net operating loss carryback capacity during the first quarter of 2010. This tax net operating loss is not subject to the limitations of Internal Revenue Code Section 382. In addition, we had $1.8 billion of LIHTC carryforwards that will expire over multiple years ending in 2030 and $133 million of alternative minimum tax credit carryforward that will not expire.

Unrecognized Tax Benefits

There has been no material change during the quarter in total unrecognized tax benefits. At June 30, 2010, we had total unrecognized tax benefits, exclusive of interest, of $865 million. Included in the $865 million are $2 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The remaining $863 million of unrecognized tax benefits at June 30, 2010 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility.

We continue to recognize interest and penalties, if any, in income tax expense. There has been no material change during the quarter in total accrued interest payable allocable to unrecognized tax benefits.

Tax years 1985 to 1997 have been before the U.S. Tax Court. All matters before the Court have previously been addressed by ruling or by settlement agreement with the IRS. Pursuant to these rulings and settlements, on May 21, 2010, the U.S. Tax Court issued its decisions on the determination of our income tax liabilities for those years. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided in our favor by U.S. Tax Court ruling in 2006, are subject to appeal. Any such appeal may be filed by the IRS or Freddie Mac within 90 days following the May 21, 2010 Court decision.

The IRS has completed its examinations of tax years 1998 to 2007. We received a Statutory Notice assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. This allows us 90 days from the date of receipt to file a petition with the U.S. Tax Court. Alternatively, we would remit payment for the notice and have the option to file suit for refund or forgo further action. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. We continue to seek resolution of the controversy by settlement. It is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. We believe adequate reserves have been provided for settlement on reasonable terms. Changes could occur in the gross balance of unrecognized tax benefits within the next 12 months that could

150	Freddie Mac

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

Table 14.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three and six months ended June 30, 2010 and 2009. Net periodic benefit cost is included in salaries and employee benefits in our consolidated statements of operations.

Table 14.1 — Net Periodic Benefit Cost Detail

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)
Pension Benefits

Service cost	$8	$8	$16	$16
Interest cost on benefit obligation	10	8	19	17
Expected (return) loss on plan assets	(10)	(8)	(20)	(16)
Recognized net actuarial (gain) loss	2	3	5	6

Net periodic benefit cost	$10	$11	$20	$23

Postretirement Health Care Benefits

Service cost	$1	$2	$3	$3
Interest cost on benefit obligation	2	2	4	4

Net periodic benefit cost	$3	$4	$7	$7

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount at least equal to the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. We have not yet determined whether a contribution to our Pension Plan is required for the 2010 plan year.

NOTE 15: NONCONTROLLING INTERESTS

The equity and net earnings attributable to the noncontrolling interests in consolidated subsidiaries for prior periods were reported on our consolidated balance sheets as noncontrolling interest and on our consolidated statements of operations as net (income) loss attributable to noncontrolling interest. There was no material AOCI associated with the noncontrolling interests recorded on our consolidated balance sheets. The majority of the balances in these accounts related to our two majority-owned REITs.

In February 1997, we formed two majority-owned REIT subsidiaries funded through the issuance of common stock (99.9% of which was held by us) and a total of $4.0 billion of perpetual, step-down preferred stock originally issued to third party investors. We repurchased most of the preferred stock held by third parties during 2007 and 2008 and as of December 31, 2009 we held approximately 84% of the issued preferred shares.

On September 19, 2008, FHFA, as Conservator, advised us of FHFA’s determination that no further common or preferred stock dividends should be paid by our REIT subsidiaries. FHFA specifically directed us, as the controlling stockholder of both REIT subsidiaries and the boards of directors of both companies, not to declare or pay any dividends on the preferred stock of the REITs until FHFA directs otherwise. However, at our request and with Treasury’s consent, FHFA directed us and the boards of directors of our REIT subsidiaries to: (a) declare and pay dividends for one quarter on the preferred shares of our REIT subsidiaries during each of the fourth quarter of 2009 and the first quarter of 2010; and (b) take all steps necessary to effect the elimination of the REITs by merger in a timely and expeditious manner. The business decision to eliminate the REITs was made to achieve increased flexibility in the management of the assets of our REIT subsidiaries and to simplify our business operations.

151	Freddie Mac

During the second quarter of 2010, each of our two REIT subsidiaries was eliminated via a merger transaction, which resulted in no gain or loss recognized on our consolidated statements of operations. This resulted in the elimination of the noncontrolling interest from our consolidated balance sheets at June 30, 2010.

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

Segments

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. The chart below provides a summary of our three reportable segments and the All Other category. As reflected in the chart, certain activities that are not part of a reportable segment are included in the All Other category. Under our revised method for presenting Segment Earnings, the All Other category consists of material corporate level expenses that are: (a) non-recurring in nature; and (b) based on management decisions outside the control of the management of our reportable segments. By recording these types of activities to the All Other category, we believe the financial results of our three reportable segments are more representative of the decisions and strategies that are executed within the reportable segments and provide greater comparability across time periods. Items included in the All Other category consist of: (a) the write-down of our LIHTC investments; and (b) the deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward. Other items previously recorded in the All Other category prior to the revision to our method for presenting Segment Earnings have been allocated to our three reportable segments.

152	Freddie Mac

Segment	Description	Activities/Items

Investments	Segment Earnings for the Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans funded by debt issuances and hedged using derivatives. Segment Earnings for this segment consists primarily of the returns on these investments, less the related financing, hedging and administrative expenses.
•   Investments in mortgage-related securities and single-family mortgage loans

•   Investments in asset-backed securities

•   All other traded instruments / securities

•   Debt issuances

•   All asset / liability management returns

•   Guarantee buy-ups / buy-downs, net of execution gains / losses

•   Cash and liquidity management

•   Deferred tax asset valuation allowance

•   Allocated administrative expenses and taxes

Single-Family Guarantee	Segment Earnings for the Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our lender customers in the primary mortgage market, primarily through our guarantor swap program. We securitize most of the mortgages we purchase. In this segment, we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities in exchange for management and guarantee fees received over time and other up-front credit-related fees. Segment Earnings for this segment consists primarily of management and guarantee fee revenues, including amortization of upfront fees, less the related credit costs (i.e., provision for credit losses), administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.

•   Management and guarantee fees on PCs, including those retained by us, and single-family mortgage loans in the mortgage investments portfolio

•   Up-front credit delivery fees

•   Adjustments for security performance

•   Credit losses on all single-family assets

•   Expected net float income or expense on the single-family credit guarantee portfolio

•   Deferred tax asset valuation allowance

•   Allocated debt costs, administrative expenses and taxes

Multifamily	Segment Earnings for the Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. We primarily purchase multifamily mortgage loans for investment and securitization. We also purchase CMBS for investment; however, we have not purchased significant amounts of non-agency CMBS since 2008. These activities support our mission to supply financing for affordable rental housing. Segment Earnings for this segment also includes management and guarantee fee revenues and the interest earned on assets related to multifamily guarantee and investment activities, net of allocated funding costs.

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
•   LIHTC write-down

•   Tax settlements, as applicable

•   Legal settlements, as applicable

•   The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward.

Segment Earnings

Beginning January 1, 2010, under the revised method of presenting Segment Earnings, the sum of Segment Earnings for each segment and the All Other category will equal GAAP net income (loss) attributable to Freddie Mac. However, the accounting principles we apply to present certain line items in Segment Earnings for our reportable segments, in particular Segment Earnings net interest income and management and guarantee income, differ significantly from those applied in preparing the comparable line items in our consolidated financial statements prepared in accordance with GAAP. Accordingly, the results of such line items differ significantly from, and should not be used as a substitute for, the comparable line items as determined in accordance with GAAP. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “Table 16.2 — Segment Earnings and Reconciliation to GAAP Results.”

Segment Earnings presented now include the following items that are included in our GAAP-basis earnings, but were deferred or excluded under the previous method for presenting Segment Earnings:

•	Current period GAAP earnings impact of fair value accounting for investments, debt and derivatives;

•	Allocation of the valuation allowance established against our net deferred tax assets;

•	Gains and losses on investment sales and debt retirements;

153	Freddie Mac

•	Losses on loans purchased and related recoveries;

•	Other-than-temporary impairment of securities recognized in earnings in excess of expected losses; and

•	GAAP-basis accretion income that may result from impairment adjustments.

We restated Segment Earnings for the three and six months ended June 30, 2009 to reflect the changes in our method of evaluating the performance of our reportable segments described above. These revisions significantly impacted the prior period reported results for the Investments segment and, to a lesser extent, the Single-family Guarantee segment, because the revised method includes fair value adjustments, gains and losses on investment sales, loans purchased from PC pools and debt retirements that are included in GAAP-based earnings, but that had previously been excluded from or deferred in Segment Earnings. These revisions did not have a significant impact on the prior period results for the Multifamily segment.

The restated Segment Earnings for the three and six months ended June 30, 2009 do not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as these changes were applied prospectively consistent with our GAAP financial results. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the consolidation of certain of our securitization trusts.

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

Investment Activity-Related Reclassifications

In preparing certain line items within Segment Earnings, we make various reclassifications to earnings determined under GAAP related to our investment activities, including those described below. Through these reclassifications, we move certain items into or out of net interest income so that, on a Segment Earnings basis, net interest income reflects how we measure the effective interest on securities held in our mortgage investments portfolio and our cash and other investments portfolio.

We use derivatives extensively in our investment activity. The reclassifications described below allow us to reflect, in Segment Earnings net interest income, the costs associated with this use of derivatives.

•	The accrual of periodic cash settlements of all derivatives is reclassified in Segment Earnings from derivative gains (losses) into net interest income to fully reflect the periodic cost associated with the protection provided by these contracts.

•	Up-front cash paid or received upon the purchase or writing of swaptions and other option contracts is reclassified in Segment Earnings prospectively on a straight-line basis from derivative gains (losses) into net interest income over the contractual life of the instrument to fully reflect the periodic cost associated with the protection provided by these contracts.

Amortization related to certain items is not relevant to how we measure the economic yield earned on the securities held in our investments portfolio. Therefore, as described below, we reclassify these items in Segment Earnings from net interest income to non-interest income.

•	Amortization related to derivative commitment basis adjustments associated with mortgage-related and non-mortgage-related securities is reclassified in Segment Earnings from net interest income to non-interest income.

•	Amortization related to accretion of other-than-temporary impairments on non-mortgage-related securities held in our cash and other investments portfolio is reclassified in Segment Earnings from net interest income to non-interest income.

•	Amortization related to premiums and discounts associated with PCs and Structured Transactions issued by our consolidated trusts that we previously held and subsequently transferred to third parties is reclassified in Segment Earnings from net interest income to non-interest income. The amortization is related to deferred gains (losses) on transfers of these securities.

154	Freddie Mac

Credit Guarantee Activity-Related Reclassifications

In preparing certain line items within Segment Earnings, we make various reclassifications to earnings determined under GAAP related to our credit-guarantee activities, including those described below. All credit guarantee-related income and costs are included in Segment Earnings management and guarantee income.

•	Net guarantee fee is reclassified in Segment Earnings from net interest income to management and guarantee income.

•	Implied management and guarantee fee related to unsecuritized mortgage loans held in the mortgage investments portfolio is reclassified in Segment Earnings from net interest income to management and guarantee income.

•	The portion of the amount reversed for accrued but uncollected interest upon placing loans on a nonaccrual status that relates to guarantee fees is reclassified in Segment Earnings from net interest income to management and guarantee income. The remaining portion of the allowance for lost interest is reclassified in Segment Earnings from net interest income to provision for credit losses. Under GAAP-basis earnings and Segment Earnings, the guarantee fee is not accrued on loans three monthly payments or more past due.

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of new accounting standards for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings gain (loss) for each segment will equal GAAP net income (loss) attributable to Freddie Mac for each segment beginning January 1, 2010. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated PCs and Structured Securities we purchase as investments. As of June 30, 2010, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $3.0 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated PCs and Structured Securities purchased at a premium or discount or with buy-up or buy-down fees. We include an offsetting amount in the segment adjustments line within Segment Earnings.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of credit fees recorded in periods prior to January 1, 2010. As of June 30, 2010, the unamortized balance of such fees was $3.4 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loan. We include an offsetting amount in the segment adjustments line within Segment Earnings.

Segment Allocations

The results of each reportable segment include directly attributable revenues and expenses. Administrative expenses that are not directly attributable to a segment are allocated to our segments using various methodologies, depending on the nature of the expense (i.e., semi-direct versus indirect). Net interest income for each segment includes allocated debt funding costs related to certain assets of each segment. These allocations, however, do not include the effects of dividends paid on our senior preferred stock. The tax credits generated by the LIHTC partnerships for the current quarter and any valuation allowance on these tax credits are allocated to the Multifamily segment. The deferred tax asset valuation allowance associated with previously recognized income tax credits carried forward is allocated to the “All Other” category. All remaining taxes are calculated based on a 35% federal statutory rate as applied to pre-tax Segment Earnings.

155	Freddie Mac

Table 16.1 presents Segment Earnings by segment.

Table 16.1 — Summary of Segment Earnings(1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Segment Earnings, net of taxes:
Investments	$(411)	$3,108	$(1,724)	$3,626
Single-family Guarantee	(4,505)	(4,494)	(10,101)	(14,785)
Multifamily	150	(12)	371	(4)
All Other	53	106	53	(461)

Total Segment Earnings (loss), net of taxes	(4,713)	(1,292)	(11,401)	(11,624)

Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments(2)	—	2,452	—	3,003
Tax-related adjustments	—	(858)	—	(1,052)

Total reconciling items, net of taxes	—	1,594	—	1,951

Net income (loss) attributable to Freddie Mac	$(4,713)	$302	$(11,401)	$(9,673)

(1)	Beginning January 1, 2010, under our revised method, the sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac.
(2)	Consists primarily of amortization and valuation adjustments related to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

156	Freddie Mac

Table 16.2 presents detailed financial information by financial statement line item for our reportable segments.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended June 30, 2010
			Non-Interest Income				Non-Interest Expense				Income Tax Provision			Less:
								REO				Income		Net (Income)
		Provision	Management		Derivative	Other		Operations	Other		LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,509	$—	$—	$(327)	$(2,193)	$294	$(111)	$—	$(6)	$294	$—	$129	$(411)	$—	$(411)
Single-family Guarantee	51	(5,294)	865	—	—	268	(225)	41	(107)	(208)	—	104	(4,505)	—	(4,505)
Multifamily	278	(119)	25	(17)	(1)	55	(51)	(1)	(19)	—	146	(146)	150	—	150
All Other	—	—	—	—	—	—	—	—	—	—	—	53	53	—	53

Total Segment Earnings (loss), net of taxes	1,838	(5,413)	890	(344)	(2,194)	617	(387)	40	(132)	86	146	140	(4,713)	—	(4,713)
Reconciliation to consolidated statements of operations:
Reclassifications(3)	2,004	384	(645)	(84)	(1,644)	(15)	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	294	—	(208)	—	—	—	—	—	—	(86)	—	—	—	—	—

Total reconciling items	2,298	384	(853)	(84)	(1,644)	(15)	—	—	—	(86)	—	—	—	—	—

Total per consolidated statements of operations	$4,136	$(5,029)	$37	$(428)	$(3,838)	$602	$(387)	$40	$(132)	$—	$146	$140	$(4,713)	$—	$(4,713)

	Six Months Ended June 30, 2010
			Non-Interest Income				Non-Interest Expense				Income Tax Provision			Less:
								REO				Income		Net (Income)
		Provision	Management		Derivative	Other		Operations	Other		LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$2,820	$—	$—	$(703)	$(4,895)	$272	$(233)	$—	$(13)	$804	$—	$226	$(1,722)	$(2)	$(1,724)
Single-family Guarantee	110	(11,335)	1,713	—	—	478	(444)	(115)	(196)	(421)	—	109	(10,101)	—	(10,101)
Multifamily	516	(148)	49	(72)	4	163	(105)	(4)	(36)	—	293	(292)	368	3	371
All Other	—	—	—	—	—	—	—	—	—	—	—	53	53	—	53

Total Segment Earnings (loss), net of taxes	3,446	(11,483)	1,762	(775)	(4,891)	913	(782)	(119)	(245)	383	293	96	(11,402)	1	(11,401)
Reconciliation to consolidated statements of operations:
Reclassifications(3)	4,011	1,058	(1,269)	(163)	(3,632)	(5)	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	804	—	(421)	—	—	—	—	—	—	(383)	—	—	—	—	—

Total reconciling items	4,815	1,058	(1,690)	(163)	(3,632)	(5)	—	—	—	(383)	—	—	—	—	—

Total per consolidated statements of operations	$8,261	$(10,425)	$72	$(938)	$(8,523)	$908	$(782)	$(119)	$(245)	$—	$293	$96	$(11,402)	$1	$(11,401)

(1)	Management and guarantee income total per consolidated statements of operations is included in other income on our GAAP consolidated statements of operations.
(2)	See “Segment Earnings — Segment Adjustments” for additional information regarding these adjustments.
(3)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.

157	Freddie Mac

	Three Months Ended June 30, 2009
			Non-Interest Income				Non-Interest Expense			Income Tax Provision			Less:
								REO			Income		Net (Income)
		Provision	Management		Derivative	Other		Operations	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$2,529	$—	$—	$(1,958)	$3,522	$(260)	$(120)	$—	$(8)	$—	$(597)	$3,108	$—	$3,108
Single-family Guarantee	74	(5,626)	888	—	—	161	(211)	(1)	(1,228)	—	1,449	(4,494)	—	(4,494)
Multifamily	198	(57)	23	—	—	(94)	(52)	(8)	(7)	148	(164)	(13)	1	(12)
All Other	—	—	—	—	—	—	—	—	—	—	106	106	—	106

Total Segment Earnings (loss), net of taxes	2,801	(5,683)	911	(1,958)	3,522	(193)	(383)	(9)	(1,243)	148	794	(1,293)	1	(1,292)
Reconciliation to consolidated statements of operations:
Credit guarantee-related adjustments(2)	6	(1)	(312)	—	—	2,812	—	—	(53)	—	—	2,452	—	2,452
Reclassifications(3)	1,448	19	111	(255)	(1,161)	(262)	—	—	—	—	100	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	—	(858)	(858)	—	(858)

Total reconciling items	1,454	18	(201)	(255)	(1,161)	2,550	—	—	(53)	—	(758)	1,594	—	1,594

Total per consolidated statements of operations	$4,255	$(5,665)	$710	$(2,213)	$2,361	$2,357	$(383)	$(9)	$(1,296)	$148	$36	$301	$1	$302

	Six Months Ended June 30, 2009
			Non-Interest Income				Non-Interest Expense			Income Tax Provision			Less:
								REO			Income		Net (Income)
		Provision	Management		Derivative	Other		Operations	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$4,528	$—	$—	$(8,372)	$4,686	$2,192	$(241)	$—	$(15)	$—	$848	$3,626	$—	$3,626
Single-family Guarantee	128	(14,589)	1,761	—	—	295	(412)	(307)	(3,261)	—	1,600	(14,785)	—	(14,785)
Multifamily	393	(57)	44	—	(31)	(215)	(102)	(8)	(12)	299	(316)	(5)	1	(4)
All Other	—	—	—	—	—	—	—	—	—	—	(461)	(461)	—	(461)

Total Segment Earnings (loss), net of taxes	5,049	(14,646)	1,805	(8,372)	4,655	2,272	(755)	(315)	(3,288)	299	1,671	(11,625)	1	(11,624)
Reconciliation to consolidated statements of operations:
Credit guarantee-related adjustments(2)	11	5	(530)	—	—	3,615	—	—	(98)	—	—	3,003	—	3,003
Reclassifications(3)	3,054	61	215	(971)	(2,113)	(449)	—	—	—	—	203	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	—	(1,052)	(1,052)	—	(1,052)

Total reconciling items	3,065	66	(315)	(971)	(2,113)	3,166	—	—	(98)	—	(849)	1,951	—	1,951

Total per consolidated statements of operations	$8,114	$(14,580)	$1,490	$(9,343)	$2,542	$5,438	$(755)	$(315)	$(3,386)	$299	$822	$(9,674)	$1	$(9,673)

(1)	Management and guarantee income total per consolidated statements of operations is included in other income on our GAAP consolidated statements of operations.
(2)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.
(3)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.

158	Freddie Mac

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

Our regulatory minimum capital is a leverage-based measure that is generally calculated based on GAAP and reflects a 2.50% capital requirement for on-balance sheet assets and 0.45% capital requirement for off-balance sheet obligations. Based upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs, we determined that, under the new consolidation guidance, we are the primary beneficiary of trusts that issue our single-family PCs and certain Structured Transactions and, therefore, effective January 1, 2010, we consolidated on our balance sheet the assets and liabilities of these trusts. Pursuant to regulatory guidance from FHFA, our minimum capital requirement was not automatically affected by adoption of these amendments. Specifically, upon adoption of these amendments, FHFA directed us, for purposes of minimum capital, to continue reporting single-family PCs and certain Structured Transactions held by third parties using a 0.45% capital requirement. Notwithstanding this guidance, FHFA reserves the authority under the Reform Act to raise the minimum capital requirement for any of our assets or activities. On February 8, 2010, FHFA issued a notice of proposed rulemaking setting forth procedures and standards for such a temporary increase in minimum capital levels. Table 17.1 summarizes our minimum capital requirements and deficits and net worth.

Table 17.1 — Net Worth and Minimum Capital

	June 30, 2010	December 31, 2009
	(in millions)

GAAP net worth(1)	$(1,738)	$4,372
Core capital(2)(3)	$(46,791)	$(23,774)
Less: Minimum capital requirement(2)	27,724	28,352

Minimum capital surplus (deficit)(2)	$(74,515)	$(52,126)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP, which is equal to our total equity (deficit).
(2)	Core capital and minimum capital figures for June 30, 2010 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and noncontrolling interests) as these items do not meet the statutory definition of core capital.

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

At June 30, 2010, our liabilities exceeded our assets under GAAP by $1.7 billion. As such, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $1.8 billion, which we expect to receive by September 30, 2010. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at June 30, 2010, our aggregate funding received from Treasury under the Purchase Agreement will increase to $63.1 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. As a result of the additional $1.8 billion draw request, the aggregate liquidation preference of the senior preferred stock will increase from $62.3 billion as of June 30, 2010 to $64.1 billion. We paid a quarterly dividend of $1.3 billion on the senior preferred stock in cash on both March 31, 2010 and June 30, 2010 at the direction of the Conservator.

159	Freddie Mac

NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

Table 18.1 summarizes the geographical concentration of the approximately $1.9 trillion UPB of our single-family credit guarantee portfolio as of both June 30, 2010 and December 31, 2009, respectively. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information about credit concentrations in our investments in mortgage-related securities.

Table 18.1 — Concentration of Credit Risk — Single-Family Loans

					Percent of Credit Losses(1)
	June 30, 2010		December 31, 2009		Six Months Ended
	Percent of	Delinquency	Percent of	Delinquency	June 30,	June 30,
	Loans(2)	Rate(3)	Loans(2)	Rate(3)	2010	2009

Year of Origination

2010	6%	—%	—%	—%	—%	—%
2009	24	0.1	23	0.1	—	—
2008	11	4.1	12	3.4	6	3
2007	13	11.1	14	10.5	34	35
2006	10	9.9	11	9.4	30	37
2005	11	5.7	12	5.2	21	15
2004 and prior	25	2.4	28	2.2	9	10

Total	100%	4.0%	100%	4.0%	100%	100%

By Region(4)

West	27%	5.1%	27%	5.3%	47%	51%
Northeast	25	3.1	25	3.0	8	8
North Central	18	3.2	18	3.2	16	17
Southeast	18	5.7	18	5.6	25	20
Southwest	12	2.1	12	2.2	4	4

Total	100%	4.0%	100%	4.0%	100%	100%

State

California	15%	5.5%	15%	5.8%	26%	31%
Florida	6	10.4	6	10.3	19	14
Arizona	3	6.8	3	7.3	11	12
Michigan	3	3.3	3	3.7	6	8
Nevada	1	12.3	1	11.4	5	6
Illinois	5	4.6	5	4.4	5	3
Georgia	3	4.4	3	4.4	3	3
All other	64	N/A	64	N/A	25	23

Total	100%	4.0%	100%	4.0%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude foregone interest on non-performing loans and other market-based losses recognized on our consolidated statements of operations.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held or guaranteed by us on our consolidated balance sheets and those underlying our PCs and Structured Securities.
(3)	Based on the number of single-family mortgages three monthly payments or more delinquent or in foreclosure in our single-family credit guarantee portfolio. Delinquencies on mortgage loans underlying certain Structured Securities and long-term standby commitments may be reported on a different schedule due to variances in industry practice.
(4)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

We primarily invest in and securitize single-family mortgage loans. However, we also invest in and guarantee multifamily mortgage loans, which totaled $96.5 billion and $98.2 billion in UPB as of June 30, 2010 and December 31, 2009, respectively. The two largest regions of concentration for multifamily loans were the Northeast and West regions of the U.S., which represented 29% and 26%, respectively of our multifamily loans at both June 30, 2010 and December 31, 2009.

Table 18.2 summarizes the attribute concentration of multifamily mortgages in our multifamily mortgage portfolio. Information presented for multifamily mortgage loans includes certain categories based on loan or borrower characteristics present at origination. The table includes a presentation of each category in isolation. A single loan may fall within more than one category (for example, a non-credit enhanced loan may also have an original LTV ratio greater than 80%).

160	Freddie Mac

Table 18.2 — Concentration of Credit Risk — Multifamily Mortgage Portfolio(1)

	June 30, 2010		December 31, 2009
	Percent of	Delinquency	Percent of	Delinquency
	Portfolio	Rate(2)	Portfolio	Rate(2)

By State
California	18%	0.02%	18%	—%
Texas	12	0.58	12	0.26
New York	8	—	9	—
Virginia	6	—	5	—
Florida	5	0.25	5	0.35
Georgia	5	2.03	5	0.67
All other states	46	0.20	46	0.23

Total	100%	0.28%	100%	0.19%

By Category(3)
Original LTV > 80%	7%	2.53%	7%	1.63%
Original DSCR below 1.10	3%	2.99%	4%	1.68%
Non-credit enhanced loans	89%	0.10%	89%	0.07%

(1)	Based on the UPB.
(2)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(3)	These categories are not mutually exclusive and a loan in one category may also be included within another.

One indicator of risk for mortgage loans in our multifamily mortgage portfolio is the amount of a borrower’s equity in the underlying property. A borrower’s equity in a property decreases as the LTV ratio increases. Higher LTV ratios negatively affect a borrower’s ability to refinance or sell a property for an amount at or above the balance of the outstanding mortgage. The DSCR is another indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower is to continue servicing its mortgage obligation. Credit enhancement reduces our exposure to a potential credit loss. As of June 30, 2010, approximately two-thirds of the multifamily loans that were two monthly payments or more past due, measured both in terms of number of loans and on a UPB basis, have credit enhancements that we believe will mitigate our expected losses on those loans.

We estimate that the percentage of UPB of our mortgage loans with a current LTV ratio of greater than 100% was approximately 12% and 6% as of June 30, 2010 and December 31, 2009, respectively, and our estimate of the current average DSCR for these loans was 1.01 and 0.97, respectively, based on the latest available income information for these properties and our assessments of market conditions. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 9% and 8% as of June 30, 2010 and December 31, 2009, respectively, based on the latest available information for these properties, and the average original LTV ratio of these loans was 80% and 83%, respectively. Our estimates of the current LTV ratios for multifamily loans are based on our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing consideration, or in certain other circumstances where we deem it appropriate to reassess the property value.

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

161	Freddie Mac

delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinanced mortgage in either the Freddie Mac Relief Refinance Mortgagesm or in another mortgage refinance program that had been previously identified as Alt-A, such loan may no longer be categorized or reported as Alt-A in Table 18.3 because the new refinanced loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancings not occurred. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

Although we do not categorize single-family mortgage loans we purchase or guarantee as prime or subprime, we recognize that there are a number of mortgage loan types with certain characteristics that indicate a higher degree of credit risk. For example, a borrower’s credit score is a useful measure for assessing the credit quality of the borrower. Statistically, borrowers with higher credit scores are more likely to repay or have the ability to refinance than those with lower scores. The industry has viewed those borrowers with credit scores below 620 based on the FICO scale as having a higher risk of delinquency.

Presented below is a summary of the credit performance of certain single-family mortgage loans held by us as well as those underlying our PCs, Structured Securities, and other mortgage-related financial guarantees. The percentages in the table are not mutually exclusive. In other words, loans that are included in the interest-only loan category may also be included in the Alt-A loan category. Loans with a combination of these attributes will have an even higher risk of delinquency than those with isolated characteristics.

Table 18.3 — Credit Performance of Certain Higher Risk Categories in the Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Delinquency Rate(2)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Interest-only loans	6%	7%	18.4%	17.6%
Option ARM loans	1%	1%	20.3%	17.9%
Alt-A loans(3)	7%	8%	12.4%	12.3%
Original LTV greater than 90%(4) loans	8%	8%	8.5%	9.1%
Lower FICO scores (less than 620)	3%	4%	14.4%	14.9%

(1)	Based on UPB.
(2)	Based on the number of mortgages three monthly payments or more delinquent or in foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent, if the borrower is less than three monthly payments past due under the modified terms. Delinquencies on mortgage loans underlying certain Structured Securities, long-term standby commitments and Structured Transactions may be reported on a different schedule due to variations in industry practice.
(3)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced as a Freddie Mac Relief Refinance Mortgagesm or in another refinance mortgage program.
(4)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

During 2009 and continuing in the three and six months ended June 30, 2010, a significant percentage of our charge-offs and REO acquisition activity was associated with these loan groups.

The percentage of our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 14% and 18% as of June 30, 2010 and December 31, 2009, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower has negative equity, or is “underwater” and may be more likely to default. The delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 16.7% and 14.8% as of June 30, 2010 and December 31, 2009, respectively.

We also own investments in non-agency mortgage-related securities that are backed by subprime, option ARM, and Alt-A loans. We classified securities as subprime, option ARM, or Alt-A if the securities were labeled as subprime, option ARM, or Alt-A when sold to us. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on these categories and other concentrations in our investments in securities.

Mortgage Lenders, or Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large mortgage lenders, or seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for a specified dollar amount or minimum percentage of their total sales of conforming loans. Our top 10 single-family seller/servicers provided approximately 80% of our single-family purchase volume during the six months ended June 30, 2010. Wells Fargo Bank N.A., Bank of America N.A., and Chase Home Financial LLC, together represented

162	Freddie Mac

approximately 53% of our single-family mortgage purchase volume and were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the six months ended June 30, 2010. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. During the six months ended June 30, 2010 and 2009, the aggregate UPB of single-family mortgages repurchased by our seller/servicers (without regard to year of original purchase) was approximately $2.7 billion and $1.7 billion, respectively. As of June 30, 2010 and December 31, 2009, we had outstanding repurchase requests to our single-family seller/servicers of approximately $5.6 billion and $3.8 billion, respectively. At June 30, 2010 and December 31, 2009, approximately 24% and 20%, respectively, of these outstanding repurchase requests were outstanding more than 120 days. Our seller/servicers also service single-family loans that we hold and that back our PCs, which includes having an active role in our loss mitigation efforts. We also have exposure to seller/servicers to the extent we fail to realize the anticipated benefits of our loss mitigation plans, or seller/servicers complete a lower percentage of the repurchases they are obligated to make. Either of these conditions could cause our losses to be significantly higher than those estimated within our loan loss reserves.

On August 24, 2009, one of our single-family seller/servicers, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy and announced its plan to wind down its operations. We have exposure to TBW with respect to its loan repurchase obligations. We also have exposure with respect to certain borrower funds that TBW held for the benefit of Freddie Mac. TBW received and processed such funds in its capacity as a servicer of loans owned or guaranteed by Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC in August 2009.

On or about June 14, 2010, we filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, approximately $1.15 billion relates to current and projected repurchase obligations and approximately $440 million relates to funds deposited with Colonial Bank or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among other things, that approximately $203 million of its assets related to its servicing of Freddie Mac’s loans and was potentially available to pay Freddie Mac’s claims. These assets include certain funds on deposit with Colonial Bank. We are analyzing the report in connection with our continuing review of our claim and, as appropriate, may revise the amount of our claim.

In a related matter, both TBW and Bank of America, N.A., which is also a claimant in the TBW bankruptcy, have sought discovery against Freddie Mac. While no actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere to recover assets, TBW and Bank of America, N.A. have indicated that they wish to determine whether the bankruptcy estate of TBW has any potential rights to seek to recover assets transferred by TBW to Freddie Mac prior to bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims. See “NOTE 20: LEGAL CONTINGENCIES” for additional information on our claims arising from TBW’s bankruptcy.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of GMAC Inc., are seller/servicers that together serviced approximately 2% of the single-family loans in our single-family credit guarantee portfolio as of June 30, 2010. In March 2010, we entered into an agreement with GMAC, under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009.

Our seller/servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A., together serviced approximately 51% of our single-family mortgage loans and were the only single-family seller/servicers that serviced 10% or more of our single-family mortgage loans as of June 30, 2010. For information on our loss mitigation plans, see “Mortgage Credit Risk — Portfolio Management Activities — Loss Mitigation Activities.”

The potential exposure to our counterparties are higher than our estimates for probable loss which are based on estimated loan losses that have been incurred through June 30, 2010. Our estimate of probable incurred losses for

163	Freddie Mac

exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of June 30, 2010 and December 31, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses.” We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at June 30, 2010 and December 31, 2009; however, our actual losses may exceed our estimates.

As of June 30, 2010 our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 52% of our multifamily mortgage portfolio.

We are exposed to the risk that multifamily seller/servicers could come under financial pressure due to the current stressful economic environment, which could potentially cause degradation in the quality of service they provide to us or, in certain cases, reduce the likelihood that we could recover losses through lender repurchase or through recourse agreements or other credit enhancements, where available. We continue to monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans that we hold for investment as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2009 Annual Report for additional information. At June 30, 2010, these insurers provided coverage, with maximum loss limits of $59.8 billion, for $294.5 billion of UPB in connection with our single-family credit guarantee portfolio, excluding mortgage loans backing Structured Transactions. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation, or MGIC, Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., PMI Mortgage Insurance Co. and Republic Mortgage Insurance Co., or RMIC, each accounted for more than 10% and collectively represented approximately 94% of our overall mortgage insurance coverage at June 30, 2010. All our mortgage insurance counterparties are rated BBB or below as of July 23, 2010, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

As mortgage insurers have increased the incidence of review of claims and the amount of time in which reviews are completed, our receivables for mortgage and pool insurance claims have increased. Mortgage insurer rescissions of mortgage insurance coverage increased in the first half of 2010. When an insurer rescinds coverage, the seller/servicer generally is in breach of representations and warranties made to us when we purchased the affected mortgage, consequently, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss.

In the first half of 2010, we reached aggregate loss limits on the amount we can recover under certain pool insurance policies. As a result, losses we recognized on certain loans previously identified as credit enhanced in the first half of 2010 increased. We may reach aggregate loss limits on other pool insurance policies in the near term, which would further increase our credit losses.

We received proceeds of $676 million and $421 million during the six months ended June 30, 2010 and 2009, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $2.1 billion and $1.7 billion as of June 30, 2010 and December 31, 2009, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.3 billion and $1.0 billion as of June 30, 2010 and December 31, 2009, respectively. Based upon currently available information, we believe that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term, except for claims obligations of Triad Guaranty Insurance Corporation (or Triad) that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator. We believe that several of our mortgage insurance counterparties are at risk of falling out of compliance with regulatory capital requirements. However, we believe the risk of regulatory actions restricting these insurers’ ability to write new business, and negatively impacting our access to mortgage insurance for high LTV loans has been somewhat mitigated, in some cases, by success in raising new capital and in other cases by the ability to use an affiliate or subsidiary to write new business in those states where the original insurer is prohibited from doing so. In the first half of 2010, we approved Essent Guaranty, Inc., which acquired certain assets and infrastructure of Triad in December 2009, as a new mortgage insurer.

Bond Insurers

Bond insurance, including primary and secondary policies, is a credit enhancement covering certain of our investments in non-agency securities. Primary policies are owned by the securitization trust issuing securities we

164	Freddie Mac

purchase, while secondary policies are acquired directly by us. At June 30, 2010, we had insurance coverage, including secondary policies, on non-agency mortgage-related securities, totaling $11.0 billion of UPB of our investments in securities. At June 30, 2010, the top five of our bond insurers, Ambac Assurance Corporation, or Ambac, Financial Guaranty Insurance Company, or FGIC, MBIA Insurance Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

On November 24, 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. On March 25, 2010, FGIC made an exchange offer to the holders of various residential mortgage-backed securities insured by FGIC. The offer was extended to August 10, 2010. On August 4, 2010, FGIC Corporation, the parent company of FGIC, announced that it had filed for bankruptcy. We continue to monitor FGIC’s efforts to restructure and assess the impact on our investments.

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

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. If a monoline bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities would further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2009 and the first half of 2010 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

Securitization Trusts

Effective December 2007 we established securitization trusts for the administration of cash remittances received on the underlying assets of our PCs and Structured Securities. As described in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” we now recognize the cash held by our consolidated single-family PC trusts and certain Structured Transactions as restricted cash and cash equivalents on our consolidated balance sheets. We receive fees as master servicer, issuer, trustee and administrator for our consolidated PCs and Structured Securities, however, such amounts are now recorded within net interest income. These fees are derived from interest earned on principal and interest cash flows held in restricted cash and cash equivalents between the time funds are remitted to the trust by servicers and the date of distribution to our PC and Structured Securities holders. These fees are offset by interest expense we incur when a borrower prepays a mortgage, but the full amount of interest for the month is due to the PC investor. We recognized trust management income (expense) of $0 million and $(445) million during the six months ended June 30, 2010 (on our non-consolidated trusts) and 2009 (on all trusts), respectively, on our consolidated statements of operations.

In accordance with the trust agreements, we invest the funds of the trusts in eligible short-term financial instruments that are mainly the highest-rated debt types as classified by a nationally-recognized statistical rating organization. To the extent there is a loss related to an eligible investment, we, as the administrator are responsible for making up that shortfall. As of June 30, 2010 and December 31, 2009, there were $20.4 billion and $22.5 billion, respectively, of cash and other non-mortgage assets invested with institutional counterparties. As of June 30, 2010, these included: (a) $3.4 billion of cash equivalents invested in four counterparties that had short-term credit ratings of A-1+ on the S&P or equivalent scale; (b) $14.0 billion of federal funds sold and securities purchased under agreements to resell with one counterparty, which had a short-term S&P rating of A-1; and (c) $3.0 billion of cash deposited with the Federal Reserve Bank.

Derivative Portfolio

On an ongoing basis, we review the credit fundamentals of all of our derivative counterparties to confirm that they continue to meet our internal standards. We assign internal ratings, credit capital and exposure limits to each

165	Freddie Mac

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps, after applying netting agreements and collateral, was $31 million and $128 million at June 30, 2010 and December 31, 2009, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on June 30, 2010, our maximum loss for accounting purposes would have been approximately $31 million. Two of our counterparties, Barclays Bank PLC and HSBC Bank USA which were rated AA– as of July 23, 2010, each accounted for greater than 10% and collectively accounted for 88% of our net uncollateralized exposure to derivatives counterparties at June 30, 2010.

The total exposure on our OTC forward purchase and sale commitments of $137 million and $81 million at June 30, 2010 and December 31, 2009, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

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

166	Freddie Mac

Table 19.1 — Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Fair Value at June 30, 2010
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$87,480	$2,099	$—	$89,579
Subprime	—	—	34,554	—	34,554
CMBS	—	—	58,129	—	58,129
Option ARM	—	—	6,897	—	6,897
Alt-A and other	—	14	12,958	—	12,972
Fannie Mae	—	29,599	289	—	29,888
Obligations of states and political subdivisions	—	—	10,743	—	10,743
Manufactured housing	—	—	892	—	892
Ginnie Mae	—	318	3	—	321

Total mortgage-related securities	—	117,411	126,564	—	243,975
Non-mortgage-related securities:
Asset-backed securities	—	1,330	—	—	1,330

Total available-for-sale securities, at fair value	—	118,741	126,564	—	245,305
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	9,991	3,041	—	13,032
Fannie Mae	—	24,087	918	—	25,005
Ginnie Mae	—	153	28	—	181
Other	—	—	23	—	23

Total mortgage-related securities	—	34,231	4,010	—	38,241
Non-mortgage-related securities:
Asset-backed securities	—	664	—	—	664
Treasury bills	26,881	—	—	—	26,881
Treasury notes	405	—	—	—	405
FDIC-guaranteed corporate medium-term notes	—	442	—	—	442

Total non-mortgage-related securities	27,286	1,106	—	—	28,392

Total trading securities, at fair value	27,286	35,337	4,010	—	66,633

Total investments in securities	27,286	154,078	130,574	—	311,938
Mortgage loans:
Held-for-sale, at fair value	—	—	1,656	—	1,656
Derivative assets, net:
Interest-rate swaps	—	11,459	175	—	11,634
Option-based derivatives	—	15,867	—	—	15,867
Other	4	938	74	—	1,016

Subtotal, before netting adjustments	4	28,264	249	—	28,517
Netting adjustments(1)	—	—	—	(28,345)	(28,345)

Total derivative assets, net	4	28,264	249	(28,345)	172
Other assets:
Guarantee asset, at fair value	—	—	485	—	485

Total assets carried at fair value on a recurring basis	$27,290	$182,342	$132,964	$(28,345)	$314,251

Liabilities:
Debt securities recorded at fair value:
Debt securities denominated in foreign currencies	$—	$4,744	$—	$—	$4,744
Extendible variable-rate notes	—	2,999	—	—	2,999

Total debt securities recorded at fair value	—	7,743	—	—	7,743
Derivative liabilities, net:
Interest-rate swaps	—	35,622	4	—	35,626
Option-based derivatives	—	887	1	—	888
Other	90	182	45	—	317

Subtotal, before netting adjustments	90	36,691	50	—	36,831
Netting adjustments(1)	—	—	—	(35,958)	(35,958)

Total derivative liabilities, net	90	36,691	50	(35,958)	873

Total liabilities carried at fair value on a recurring basis	$90	$44,434	$50	$(35,958)	$8,616

167	Freddie Mac

	Fair Value at December 31, 2009
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$202,660	$20,807	$—	$223,467
Subprime	—	—	35,721	—	35,721
CMBS	—	—	54,019	—	54,019
Option ARM	—	—	7,236	—	7,236
Alt-A and other	—	16	13,391	—	13,407
Fannie Mae	—	35,208	338	—	35,546
Obligations of states and political subdivisions	—	—	11,477	—	11,477
Manufactured housing	—	—	911	—	911
Ginnie Mae	—	343	4	—	347

Total mortgage-related securities	—	238,227	143,904	—	382,131
Non-mortgage-related securities:
Asset-backed securities	—	2,553	—	—	2,553

Total available-for-sale securities, at fair value	—	240,780	143,904	—	384,684
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	168,150	2,805	—	170,955
Fannie Mae	—	33,021	1,343	—	34,364
Ginnie Mae	—	158	27	—	185
Other	—	—	28	—	28

Total mortgage-related securities	—	201,329	4,203	—	205,532
Non-mortgage-related securities:
Asset-backed securities	—	1,492	—	—	1,492
Treasury bills	14,787	—	—	—	14,787
FDIC-guaranteed corporate medium-term notes	—	439	—	—	439

Total non-mortgage-related securities	14,787	1,931	—	—	16,718

Total trading securities, at fair value	14,787	203,260	4,203	—	222,250

Total investments in securities	14,787	444,040	148,107	—	606,934
Mortgage loans:
Held-for-sale, at fair value	—	—	2,799	—	2,799
Derivative assets, net	5	19,409	124	(19,323)	215
Other assets:
Guarantee asset, at fair value	—	—	10,444	—	10,444

Total assets carried at fair value on a recurring basis	$14,792	$463,449	$161,474	$(19,323)	$620,392

Liabilities:
Debt securities recorded at fair value	$—	$8,918	$—	$—	$8,918
Derivative liabilities, net	89	21,162	554	(21,216)	589

Total liabilities carried at fair value on a recurring basis	$89	$30,080	$554	$(21,216)	$9,507

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $8.4 billion and $17 million, respectively, at June 30, 2010. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(0.8) billion and $(0.6) billion at June 30, 2010 and December 31, 2009, respectively, which was mainly related to interest-rate swaps that we have entered into.

Recurring Fair Value Changes

For the three and six months ended June 30, 2010, we did not have any significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of non-agency residential mortgage-related securities, CMBS, certain agency mortgage-related securities and our guarantee asset. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information about the valuation methods and assumptions used in our fair value measurements.

In the second quarter of 2010, our Level 3 assets decreased by $1.0 billion, mainly attributable to monthly remittances of principal repayments from the underlying collateral. For the six months ended June 30, 2010, our Level 3 assets decreased by $28.5 billion primarily due to the adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These accounting changes resulted in the elimination of $28.8 billion of our Level 3 assets on January 1, 2010, including the elimination of certain mortgage-related securities issued by our consolidated trusts that are held by us and the guarantee asset for guarantees issued to our consolidated

168	Freddie Mac

trusts. In addition, we transferred $0.3 billion of Level 3 assets to Level 2 during the six months ended June 30, 2010, resulting from improved liquidity and availability of the price quotes received from dealers and third-party pricing services.

During the three and six months ended June 30, 2009, our Level 3 assets increased by $4.3 billion and $40.8 billion, respectively. The increase in our Level 3 assets in the second quarter of 2009 was mainly due to changes to the fair value of our non-agency mortgage-related securities and increases in the fair value of guarantee assets. In addition, for the first half of 2009, liquidity decreased significantly in the CMBS market, resulting in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs.

Table 19.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 19.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended June 30, 2010
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	March 31, 2010	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	June 30, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,011	$—	$29	$29	$(10)	$69	$2,099	$—
Subprime	35,835	(17)	715	698	(1,979)	—	34,554	(17)
CMBS	56,491	(17)	2,604	2,587	(949)	—	58,129	(17)
Option ARM	7,025	(54)	374	320	(448)	—	6,897	(48)
Alt-A and other	13,383	(333)	545	212	(637)	—	12,958	(333)
Fannie Mae	319	—	—	—	(30)	—	289	—
Obligations of states and political subdivisions	11,104	—	98	98	(459)	—	10,743	—
Manufactured housing	901	(13)	32	19	(28)	—	892	(13)
Ginnie Mae	3	—	—	—	—	—	3	—

Total available-for-sale mortgage-related securities	127,072	(434)	4,397	3,963	(4,540)	69	126,564	(428)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,821	(328)	—	(328)	590	(42)	3,041	(328)
Fannie Mae	1,182	(248)	—	(248)	(14)	(2)	918	(248)
Ginnie Mae	28	—	—	—	—	—	28	—
Other	25	(2)	—	(2)	—	—	23	(2)

Total trading mortgage-related securities	4,056	(578)	—	(578)	576	(44)	4,010	(578)
Mortgage loans:
Held-for-sale, at fair value	2,206	126	—	126	(676)	—	1,656	2
Net derivatives(8)	(35)	194	—	194	40	—	199	169
Other assets:
Guarantee asset(9)	482	(4)	—	(4)	7	—	485	(4)

	Six Months Ended June 30, 2010
		Cumulative		Realized and unrealized gains (losses)
		effect			Included in		Purchases,
		of change			other		issuances,	Net transfers		Unrealized
	Balance,	in accounting	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	December 31, 2009	principle(10)	January 1, 2010	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	June 30, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$20,807	$(18,775)	$2,032	$—	$16	$16	$(53)	$104	$2,099	$—
Subprime	35,721	—	35,721	(349)	3,265	2,916	(4,083)	—	34,554	(349)
CMBS	54,019	—	54,019	(72)	5,660	5,588	(1,478)	—	58,129	(72)
Option ARM	7,236	—	7,236	(156)	696	540	(879)	—	6,897	(150)
Alt-A and other	13,391	—	13,391	(352)	1,164	812	(1,245)	—	12,958	(352)
Fannie Mae	338	—	338	—	(1)	(1)	(48)	—	289	—
Obligations of states and political subdivisions	11,477	—	11,477	1	212	213	(947)	—	10,743	—
Manufactured housing	911	—	911	(15)	54	39	(58)	—	892	(15)
Ginnie Mae	4	—	4	—	—	—	(1)	—	3	—

Total available-for-sale mortgage-related securities	143,904	(18,775)	125,129	(943)	11,066	10,123	(8,792)	104	126,564	(938)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,805	(5)	2,800	(627)	—	(627)	1,151	(283)	3,041	(631)
Fannie Mae	1,343	—	1,343	(398)	—	(398)	(25)	(2)	918	(398)
Ginnie Mae	27	—	27	1	—	1	—	—	28	1
Other	28	(1)	27	(2)	—	(2)	(2)	—	23	(2)

Total trading mortgage-related securities	4,203	(6)	4,197	(1,026)	—	(1,026)	1,124	(285)	4,010	(1,030)
Mortgage loans:
Held-for-sale, at fair value	2,799	—	2,799	223	—	223	(1,366)	—	1,656	2
Net derivatives(8)	(430)	—	(430)	559	—	559	70	—	199	363
Other assets:
Guarantee asset(9)	10,444	(10,024)	420	(8)	—	(8)	73	—	485	(8)

169	Freddie Mac

	Three Months Ended June 30, 2009
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	March 31, 2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	June 30, 2009	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$17,418	$(2)	$552	$550	$4,045	$67	$22,080	$—
Subprime	46,175	(1,291)	(1,545)	(2,836)	(3,404)	—	39,935	(1,291)
CMBS	46,684	—	3,251	3,251	(727)	—	49,208	—
Option ARM	6,557	(470)	921	451	(472)	—	6,536	(470)
Alt-A and other	11,877	(396)	1,828	1,432	(980)	—	12,329	(396)
Fannie Mae	364	—	4	4	(9)	10	369	—
Obligations of states and political subdivisions	11,684	1	180	181	(248)	—	11,617	—
Manufactured housing	720	(45)	164	119	(30)	—	809	(45)
Ginnie Mae	19	—	—	—	(1)	7	25	—

Total mortgage-related securities	141,498	(2,203)	5,355	3,152	(1,826)	84	142,908	(2,202)

Total available-for-sale securities, at fair value	141,498	(2,203)	5,355	3,152	(1,826)	84	142,908	(2,202)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,636	447	—	447	40	49	2,172	447
Fannie Mae	638	166	—	166	312	—	1,116	166
Ginnie Mae	28	—	—	—	(2)	—	26	—
Other	29	1	—	1	—	—	30	1

Total trading securities, at fair value	2,331	614	—	614	350	49	3,344	614
Mortgage loans:
Held-for-sale, at fair value	636	(10)	—	(10)	(403)	—	223	(20)
Net derivatives(8)	231	(850)	—	(850)	(28)	—	(647)	(766)
Other assets:
Guarantee asset(9)	5,026	2,297	—	2,297	253	—	7,576	2,297

170	Freddie Mac

	Six Months Ended June 30, 2009
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	January 1, 2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	June 30, 2009	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$18,320	$(2)	$615	$613	$3,363	$(216)	$22,080	$—
Subprime	52,266	(5,387)	69	(5,318)	(7,013)	—	39,935	(5,387)
CMBS	2,861	—	946	946	(1,238)	46,639	49,208	—
Option ARM	7,378	(1,487)	1,366	(121)	(721)	—	6,536	(1,487)
Alt-A and other	13,236	(2,239)	3,019	780	(1,688)	1	12,329	(2,239)
Fannie Mae	396	—	3	3	(16)	(14)	369	—
Obligations of states and political subdivisions	10,528	1	1,464	1,465	(376)	—	11,617	—
Manufactured housing	743	(45)	167	122	(56)	—	809	(45)
Ginnie Mae	12	—	—	—	(3)	16	25	—

Total mortgage-related securities	105,740	(9,159)	7,649	(1,510)	(7,748)	46,426	142,908	(9,158)

Total available-for-sale securities, at fair value	105,740	(9,159)	7,649	(1,510)	(7,748)	46,426	142,908	(9,158)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,575	538	—	538	(81)	140	2,172	538
Fannie Mae	582	194	—	194	262	78	1,116	194
Ginnie Mae	14	1	—	1	(2)	13	26	1
Other	29	—	—	—	(2)	3	30	—

Total trading securities, at fair value	2,200	733	—	733	177	234	3,344	733
Mortgage loans:
Held-for-sale, at fair value	401	(28)	—	(28)	(150)	—	223	(20)
Net derivatives(8)	100	(681)	—	(681)	(66)	—	(647)	(631)
Other assets:
Guarantee asset(9)	4,847	2,625	—	2,625	104	—	7,576	2,625

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information about our assessment of other-than-temporary impairment for unrealized losses on available-for-sale securities.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of operations.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of operations.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at June 30, 2010 and 2009, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(9)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(10)	Represents adjustment to initially apply the accounting standards on accounting for transfers of financial assets and consolidation of VIEs.

Nonrecurring Fair Value Changes

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. We consider the fair value measurement related to these assets to be nonrecurring. These assets include REO net, impaired held-for-investment multifamily mortgage loans, and single-family held-for-sale mortgage loans. These fair value measurements usually result from the write-down of individual assets to current fair value amounts due to impairments.

For a discussion related to our fair value measurement of single-family held-for-sale mortgage loans, see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Sale.” As of January 1, 2010, we reclassified single-family loans that were historically classified as held-for-sale to unsecuritized mortgage loans held-for-investment. Therefore, these loans were not subject to fair value measurements after this date. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

The fair value of impaired multifamily held-for-investment mortgage loans is generally based on the value of the underlying property. Given the relative illiquidity in the markets for these impaired loans, and differences in contractual terms of each loan, we classified these loans as Level 3 in the fair value hierarchy. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Investment” for additional details.

171	Freddie Mac

REO is initially measured at its fair value less costs to sell. In subsequent periods, REO is reported at the lower of its carrying amount or fair value less costs to sell. Subsequent measurements of fair value less costs to sell are estimated values based on relevant current and historical factors, which are considered to be unobservable inputs. As a result, REO is classified as Level 3 under the fair value hierarchy. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — REO, Net” for additional details.

Table 19.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at June 30, 2010 and December 31, 2009, respectively.

Table 19.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at June 30, 2010				Fair Value at December 31, 2009
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,194	$1,194	$—	$—	$894	$894
Held-for-sale	—	—	—	—	—	—	13,393	13,393
REO, net(2)	—	—	1,604	1,604	—	—	1,532	1,532

Total assets measured at fair value on a non-recurring basis	$—	$—	$2,798	$2,798	$—	$—	$15,819	$15,819

	Total Gains (Losses)(3)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in millions)

Assets measured at fair value on a non-recurring basis
Mortgage loans:(1)
Held-for-investment	$(109)	$(25)	$(132)	$(39)
Held-for-sale	—	(34)	—	(50)
REO, net(2)	(7)	275	(58)	243

Total gains (losses)	$(116)	$216	$(190)	$154

(1)	Represent carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $1.6 billion, less costs to sell of $112 million (or approximately $1.5 billion) at June 30, 2010. The carrying amount of REO, net was written down to fair value of $1.5 billion, less costs to sell of $106 million (or approximately $1.4 billion) at December 31, 2009.
(3)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of June 30, 2010 and 2009, respectively.

Fair Value Election

We elected the fair value option for certain types of securities, multifamily held-for-sale mortgage loans, foreign-currency denominated debt, and extendible variable-rate debt.

Certain Available-for-Sale Securities with Fair Value Option Elected

We elected the fair value option for certain available-for-sale mortgage-related securities to better reflect the natural offset these securities provide to fair value changes recorded historically on our guarantee asset at the time of our election. In addition, upon adoption of the accounting standards for the fair value option, we elected this option for available-for-sale securities within the scope of the accounting standards for investments in beneficial interests in securitized financial assets to better reflect any valuation changes that would occur subsequent to impairment write-downs previously recorded on these instruments. By electing the fair value option for these instruments, we reflect valuation changes through our consolidated statements of operations in the period they occur, including any increases in value.

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

172	Freddie Mac

SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for additional information about the measurement and recognition of interest income on investments in securities.

Foreign-Currency Denominated Debt with Fair Value Option Elected

In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. The fair value changes on these derivatives were recorded in derivative gains (losses) in our consolidated statements of operations. We elected the fair value option on the debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates.

The changes in fair value of foreign-currency denominated debt of $547 million and $893 million for the three and six months ended June 30, 2010, respectively, were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $540 million and $880 million for the three and six months ended June 30, 2010, respectively. The remaining changes in the fair value of $7 million and $13 million were attributable to changes in the instrument-specific credit risk, respectively.

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

The change in fair value attributable to changes in instrument-specific credit risk was determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

The difference between the aggregate fair value and aggregate UPB for long-term foreign-currency denominated debt was $149 million and $252 million at June 30, 2010 and December 31, 2009, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

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

For the three and six months ended June 30, 2010, the net changes in fair value of extendible variable-rate notes of $(3) million and $(2) million, respectively, were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in interest rates were $(1) million and $(3) million for the three and six months ended June 30, 2010, respectively. The remaining changes in the fair value of $(2) million and $1 million were attributable to changes in the instrument-specific credit risk, respectively. The change in fair value attributable to changes in instrument-specific credit risk was determined by comparing the total change in fair value of the debt to the change in fair value derived from the changes in discount factors between the previous and next coupon reset dates attributable to changes in short-term LIBOR rates.

The difference between the aggregate fair value and aggregate UPB for long-term extendible variable-rate notes was $(1) million at June 30, 2010. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

Multifamily Held-For-Sale Mortgage Loans with Fair Value Option Elected

We elected the fair value option for multifamily mortgage loans that were purchased through our Capital Markets Execution strategy. Through this channel, we acquire loans that we intend to securitize and sell to CMBS investors. While this is consistent with our overall strategy to expand our multifamily business, it differs from our traditional buy-and-hold strategy with respect to multifamily loans held-for-investment. Therefore, these multifamily mortgage loans were classified as held-for-sale mortgage loans in our consolidated balance sheets to reflect our intent to sell in the future.

173	Freddie Mac

We recorded fair value changes of $126 million and $223 million in other income in our consolidated statements of operations for the three and six months ended June 30, 2010, respectively. The fair value gains (losses) attributable to changes in the credit risk of these mortgage loans held-for-sale were $(35) million and $9 million for the three and six months ended June 30, 2010, respectively. The gains and losses attributable to changes in credit risk were determined primarily from the changes in OAS level.

We recorded fair value changes of $(10) million and $(28) million in other income in our consolidated statements of operations for the three and six months ended June 30, 2009, respectively. The fair value gains (losses) attributable to changes in the credit risk of these mortgage loans held-for-sale were $66 million and $49 million for the three and six months ended June 30, 2009, respectively. The gains and losses attributable to changes in credit risk were determined primarily from the changes in OAS level.

The differences between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected were $(1) million and $(97) million at June 30, 2010 and December 31, 2009, respectively. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” for additional information about the measurement and recognition of interest income on our mortgage loans.

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

Investments in Securities

Agency Mortgage-Related Securities (Freddie Mac, Fannie Mae and Ginnie Mae)

Fixed-rate agency mortgage-related securities are valued based on dealer-published quotes for a base TBA security, adjusted to reflect the measurement date as opposed to a forward settlement date (“carry”) and pay-ups for specified collateral. The base TBA price varies based on agency, term, coupon, and settlement month. The carry adjustment converts forward regular settlement date (defined by SIFMA) prices to spot or same-day settlement date prices such that the fair value is estimated as of the measurement date, and not as of the forward settlement date. The carry adjustment uses an internal prepayment model and interest rate model. A pay-up is added to the base TBA price for characteristics that are observed to be trading at a premium versus TBAs; this currently includes seasoning and low-loan balance attributes. Haircuts are applied to a small subset of positions that are less liquid and are observed to trade at a discount relative to TBAs; this includes securities that are not eligible for delivery into TBA trades.

Adjustable-rate agency mortgage-related securities are valued based on the median of prices from multiple pricing services. The key valuation drivers used by the pricing services include the interest rate cap structure, term, agency, remaining term, and months-to-next coupon reset, coupled with prevailing market conditions, namely interest rates.

Because fixed-rate and adjustable-rate agency mortgage-related securities are generally liquid and contain observable pricing in the market, they generally are classified as Level 2.

Multi-class structures are valued using a variety of methods, depending on the product type. The predominant valuation methodology uses the median prices from multiple pricing services. This method is used for structures for which there is typically significant, relevant market activity. Some of the key valuation drivers used by the pricing services are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. Other tranche types that are more challenging to price are valued using the median prices from multiple dealers. These include structured interest-only, structured principal-only, inverse floaters, and inverse interest-only structures. Some of the key valuation drivers used by the dealers are the collateral type, tranche type, weighted average life, and coupon, coupled with interest rates. In addition, there is a subset of tranches for which there is a lack of relevant market activity that are priced using a proxy relationship where the position is matched to the closest dealer-priced tranche, then valued by calculating an OAS using our proprietary prepayment and interest rate models from the dealer-priced tranche. If necessary, our judgment is applied to estimate the impact of differences in prepayment uncertainty or other unique cash flow characteristics related to that particular security. We then determine the fair values for these securities by using the estimated OAS as an input to the interest-rate and prepayment models to calculate the NPV of the projected cash flows. These positions typically have smaller balances and are more difficult for dealers to value. There is also a subset of positions for which prices are published on a daily basis; these include trust interest-only and trust principal-only strips. These are fairly liquid tranches and are quoted on a regular settlement date basis. In order to align the regular settlement date price with the balance sheet date, the OAS is calculated based on the published prices. Then the tranche is valued using that OAS applied to the balance sheet date.

174	Freddie Mac

Multi-class agency mortgage-related securities are classified as Level 2 or 3 depending on the significance of the inputs that are not observable.

Commercial Mortgage-Backed Securities

CMBS are valued based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, and weighted average life, coupled with the observed spread levels on trades of similar securities. The weighted average coupon and weighted-average life of our CMBS investments were 5.7% and 4.3 years, respectively, as of June 30, 2010. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. Due to a combination of factors including reduced transaction volumes, wide ranges of pricing service prices, and wide credit spreads observed in the market, these securities are classified as Level 3.

Subprime, Option ARM, and Alt-A and Other (Mortgage-Related)

These private-label investments are valued using either the median of multiple dealer prices or the median prices from multiple pricing services. Some of the key valuation drivers used by the dealers and pricing services include the product type, vintage, collateral performance, capital structure, credit enhancements, and coupon, coupled with interest rates and spreads observed on trades of similar securities, where possible. The market for non-agency, mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans is highly illiquid, resulting in wide price ranges as well as wide credit spreads. These securities are primarily classified in Level 3.

Table 19.4 below presents the fair value of subprime, option ARM, Alt-A and other investments we held by origination year.

Table 19.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

Fair Value at
Year of Origination	June 30, 2010
(in millions)

2004 and prior	$5,108
2005	13,788
2006	19,105
2007	16,422
2008 and beyond	—

Total	$54,423

Obligations of States and Political Subdivisions

These include mortgage revenue and municipal bonds, and are valued by taking the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the structure of the bond, call terms, cross-collateralization features, and tax-exempt features coupled with municipal bond rates, credit ratings, and spread levels. These securities are unique, resulting in low trading volumes and are classified as Level 3 in the fair value hierarchy.

Manufactured Housing

Securities backed by loans on manufactured housing properties are dealer-priced and we arrive at the fair value by taking the median of multiple dealer prices. Some of the key valuation drivers include the collateral’s performance and vintage. These securities are classified as Level 3 in the fair value hierarchy because key inputs are unobservable in the market due to low levels of liquidity.

Asset-Backed Securities (Non-Mortgage-Related)

These private-label non-mortgage-related securities are dealer-priced. Some of the key valuation drivers include the discount margin, subordination level, and prepayment speed, coupled with interest rates. They are classified as Level 2 because of their liquidity and tight pricing ranges.

Treasury Bills and Treasury Notes

Treasury bills and Treasury notes are classified as Level 1 in the fair value hierarchy since they are actively traded and price quotes are widely available at the measurement date for the exact CUSIP we are valuing.

FDIC-Guaranteed Corporate Medium-Term Notes

Since these securities carry the FDIC guarantee, they are considered to have no credit risk. They are valued based on yield analysis. They are classified as Level 2 because of their high liquidity and tight pricing ranges.

175	Freddie Mac

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale represent multifamily mortgage loans at June 30, 2010 with the fair value option elected. Thus, all held-for-sale mortgage loans are measured at fair value on a recurring basis.

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

On January 1, 2010, we reclassified single-family loans that were historically classified as held-for-sale to unsecuritized mortgage loans held-for-investment. Therefore, these loans are reported at amortized cost and are no longer subject to the fair value hierarchy at June 30, 2010. Prior to January 1, 2010, these loans were recorded at the lower-of-cost-or-fair-value on our consolidated balance sheets and were measured at fair value on a non-recurring basis. See “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans” for additional information regarding the valuation techniques we use for our single-family mortgage loans.

Mortgage Loans, Held-for-Investment

Mortgage loans, held-for-investment measured at fair value on a non-recurring basis represent impaired multifamily mortgage loans, which are not measured at fair value on an ongoing basis but have been written down to fair value due to impairment. The valuation technique we use to measure the fair value of impaired multifamily mortgage loans, held-for-investment is based on the value of the underlying property and may include assessment of third-party appraisals, environmental, and engineering reports that we compare with relevant market performance to arrive at a fair value. Our valuation technique incorporates one or more of the following methods: income capitalization, discounted cash flow, sales comparables, and replacement cost. We consider the physical condition of the property, rent levels, and other market drivers, including input from sales brokers and the property manager. We classify impaired multifamily mortgage loans, held-for-investment as Level 3 in the fair value hierarchy as their valuation includes significant unobservable inputs.

Derivative Assets, Net

Derivative assets largely consist of interest-rate swaps, option-based derivatives, futures, and forward purchase and sale commitments that we account for as derivatives. The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net unrealized gain position are reported as derivative assets, net. Similarly, derivatives in a net unrealized loss position are reported as derivative liabilities, net.

Interest-Rate Swaps and Option-Based Derivatives

The fair values of interest-rate swaps are determined by using the appropriate yield curves to discount the expected cash flows of both the fixed and variable rate components of the swap contracts. In doing so, we first observe publicly available market spot interest rates, such as money market rates, Eurodollar futures contracts and LIBOR swap rates. The spot curves are translated to forward curves using internal models. From the forward curves, the periodic cash flows are calculated on the pay and receive side of the swap and discounted back at the relevant forward rates to arrive at the fair value of the swap. Since the fair values of the swaps are determined by using observable inputs from active markets, these are generally classified as Level 2 under the fair value hierarchy.

Option-based derivatives include call and put swaptions and other option-based derivatives, the majority of which are European options. The fair values of the European call and put swaptions are calculated by using market observable interest rates and dealer-supplied interest rate volatility grids as inputs to our option-pricing models. Within each grid, prices are determined based on the option term of the underlying swap and the strike rate of the swap. Derivatives with embedded American options are valued using dealer-provided pricing grids. The grids contain prices

176	Freddie Mac

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

As of June 30, 2010, the fair value of our interest-rate swaps, before counterparty and cash collateral netting adjustments, was $(24.0) billion. The fair value of option-based derivatives, before counterparty and cash collateral netting adjustments, was $15.0 billion on June 30, 2010, with a remaining weighted-average life of 4.85 years. Table 19.5 below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps.

Table 19.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	June 30, 2010
	Notional or		Fair Value(1)
	Contractual	Total	Less than		Greater than 3	In Excess
	Amount	Fair Value(2)	1 Year	1 to 3 Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$321,237	$9,196	$295	$1,055	$2,638	$5,208
Weighted-average fixed rate(3)			2.93%	1.49%	2.92%	3.77%
Forward-starting swaps(4)	28,308	1,587	—	375	1	1,211
Weighted-average fixed rate(3)			—	3.79%	1.62%	4.47%
Basis (floating to floating)	53,910	13	1	2	5	5
Pay-fixed:
Swaps	324,274	(28,700)	(349)	(1,523)	(5,325)	(21,503)
Weighted-average fixed rate(3)			3.68%	2.24%	3.95%	4.38%
Forward-starting swaps(4)	61,920	(6,088)	—	—	—	(6,088)
Weighted-average fixed rate(3)			—	—	—	4.73%

Total interest-rate swaps	$789,649	$(23,992)	$(53)	$(91)	$(2,681)	$(21,167)

Option-based derivatives:
Call swaptions	$164,210	$12,079	$3,121	$4,252	$1,948	$2,758
Put swaptions	89,240	937	38	190	217	492
Other option-based derivatives(5)	57,473	1,963	(22)	—	—	1,985

Total option-based	$310,923	$14,979	$3,137	$4,442	$2,165	$5,235

(1)	Fair value is categorized based on the period from June 30, 2010 until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty and cash collateral netting adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(5)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and written options.

Other Derivatives

Other derivatives mainly consist of exchange-traded futures, foreign-currency swaps, certain forward purchase and sale commitments, and credit derivatives. The fair value of exchange-traded futures is based on end-of-day closing prices obtained from third-party pricing services; therefore, they are classified as Level 1 under the fair value hierarchy. The fair value of foreign-currency swaps is determined by using the appropriate yield curves to calculate and discount the expected cash flows for the swap contracts; therefore, they are classified as Level 2 under the fair value hierarchy since the fair values are determined through models that use observable inputs from active markets.

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

177	Freddie Mac

credit default spreads at the measurement date. We classify credit derivatives as Level 3 under the fair value hierarchy due to the inactive market and significant divergence among prices obtained from the dealers.

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

Other Assets, Guarantee Asset

Our guarantee asset is valued either through obtaining dealer quotes on similar securities or through an expected cash flow approach. Because of the broad range of liquidity discounts applied by dealers to these similar securities and because the expected cash flow valuation approach uses significant unobservable inputs, we classified the guarantee asset as Level 3.

REO, Net

For GAAP purposes, REO is carried at the lower of its carrying amount or fair value less costs to sell. The fair value of REO is calculated using an internal model that considers state and collateral level data to produce an estimate of fair value based on the most recent six months’ of REO dispositions. We use the actual disposition prices on REO and the current loan UPB to estimate the current fair value of REO. Certain adjustments, including state specific and aging-related adjustments, are made to the estimated fair value, as applicable. Due to the use of unobservable inputs, REO is classified as Level 3 under the fair value hierarchy.

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

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 19.6 present our estimates of the fair value of our financial assets and liabilities at June 30, 2010 and December 31, 2009. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting standards for fair value measurements and disclosures and the accounting standards for financial instruments. During the second quarter of 2010 our fair value results as presented in our consolidated fair value balance sheets were affected by a change in the estimation of a risk premium assumption embedded in our model to apply credit costs, which led to a change to our fair value measurement of mortgage loans that are determined through the use of internal models. For more information concerning our approach to valuation related to our mortgage loans, see “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans.”

178	Freddie Mac

Table 19.6 — Consolidated Fair Value Balance Sheets(1)

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$49.7	$49.7	$64.7	$64.7
Restricted cash and cash equivalents	6.8	6.8	0.5	0.5
Federal funds sold and securities purchased under agreements to resell	42.1	42.1	7.0	7.0
Investments in securities:
Available-for-sale, at fair value	245.3	245.3	384.7	384.7
Trading, at fair value	66.6	66.6	222.2	222.2

Total investments in securities	311.9	311.9	606.9	606.9

Mortgage loans:
Mortgage loans held by consolidated trusts	1,716.0	1,774.4	—	—
Unsecuritized mortgage loans	184.6	185.0	127.9	119.9

Total mortgage loans	1,900.6	1,959.4	127.9	119.9
Derivative assets, net	0.2	0.2	0.2	0.2
Other assets	32.3	37.0	34.6	37.2

Total assets	$2,343.6	$2,407.1	$841.8	$836.4

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,541.9	$1,627.9	$—	$—
Other debt	784.4	805.5	780.6	795.4

Total debt, net	2,326.3	2,433.4	780.6	795.4
Derivative liabilities, net	0.9	0.9	0.6	0.6
Other liabilities	18.1	19.1	56.2	102.9

Total liabilities	2,345.3	2,453.4	837.4	898.9

Net assets
Net assets attributable to Freddie Mac:
Senior preferred stockholders	62.3	62.3	51.7	51.7
Preferred stockholders	14.1	0.2	14.1	0.5
Common stockholders	(78.1)	(108.8)	(61.5)	(114.7)

Total net assets attributable to Freddie Mac	(1.7)	(46.3)	4.3	(62.5)
Noncontrolling interest	—	—	0.1	—

Total net assets	(1.7)	(46.3)	4.4	(62.5)

Total liabilities and net assets	$2,343.6	$2,407.1	$841.8	$836.4

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.

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

We report certain assets and liabilities that are not financial instruments (such as property and equipment and real estate owned), as well as certain financial instruments that are not covered by the disclosure requirements in the accounting standards for financial instruments, such as pension liabilities, at their GAAP carrying amounts on our consolidated fair value balance sheets. We believe these items do not have a significant impact on our overall fair value results. Other non-financial assets and liabilities on our GAAP consolidated balance sheets represent deferrals of costs and revenues that are amortized in accordance with GAAP, such as deferred debt issuance costs and deferred credit fees. Cash receipts and payments related to these items are generally recognized in the fair value of net assets when received or paid, with no basis reflected on our fair value balance sheets.

Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy

The following are valuation assumptions and methods for items not subject to the fair value hierarchy either because they are not measured at fair value other than on the fair value balance sheet or are only measured at fair value at inception.

179	Freddie Mac

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

Mortgage Loans

Single-family mortgage loans are not subject to the fair value hierarchy since they are classified as held-for-investment and recorded at amortized cost. Certain multifamily mortgage loans are subject to the fair value hierarchy since these are either recorded at fair value with the fair value option elected or they are held for investment and recorded at fair value upon impairment, which is based upon the fair value of the collateral since multifamily loans are collateral-dependent.

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

To calculate the fair value, we begin with a security price derived from benchmark security pricing for similar actively traded mortgage-related securities, adjusted for yield, credit and liquidity differences. This security pricing process is consistent with our approach for valuing similar securities retained in our investment portfolio or issued to third parties. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Investments in Securities.” One of the adjustments is to include an implied management and guarantee fee. We estimate the present value of the additional cash flows on the mortgage loan coupon in excess of the coupon on the mortgage-related securities. Our approach for estimating the fair value of the implied management and guarantee fee at June 30, 2010 used third-party market data as practicable. For approximately 82% of the fair value of the implied management and guarantee fee that relates to fixed-rate loan products with coupons at or near current market rates, the valuation approach involves obtaining dealer quotes on hypothetical securities constructed with collateral from our credit guarantee portfolio. This approach effectively equates the implied management and guarantee fee with current, or “spot,” market values for excess servicing interest-only securities. We consider these securities to be comparable to the implied management and guarantee fee in that they represent interest-only cash flows and do not have matching principal-only securities. The remaining 18% of the fair value of the implied management and guarantee fee related to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the implied management and guarantee fee is valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and guarantee fees. Market input assumptions are extracted from the dealer quotes provided on the more liquid products, reduced by an estimated liquidity discount.

The implied management and guarantee fee for single-family mortgage loans is also net of the related credit and other costs (such as general and administrative expense) and benefits (such as credit enhancements) inherent in our guarantee obligation. We use entry-pricing information for all guaranteed loans that would qualify for purchase under current underwriting guidelines (used for the majority of the guaranteed loans, but translates into a minor portion of the overall fair value of the guarantee obligation). For loans that do not qualify for purchase based on current underwriting guidelines, we use our internal credit models, which incorporate factors such as loan characteristics, loan performance status information, expected losses and risk premiums without further adjustment (used for less than a majority of the guaranteed loans, but translates into the vast majority of the overall fair value of the guarantee obligation).

For single-family mortgage loans for which a contractual modification has been completed, we use prices from the whole loan market to determine the fair value, as it represents our principal or most advantageous market for modified loans. These prices are obtained from dealers who are active in the market for similar types of whole loans.

180	Freddie Mac

Multifamily Loans

For a discussion of the techniques used to determine the fair value of held-for-sale, and both impaired and non-impaired held-for-investment multifamily loans, see “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Mortgage Loans, Held-for-Investment” and “— Mortgage Loans, Held-for-Sale,” respectively.

Other Assets

Our other assets are not financial instruments required to be valued at fair value under the accounting standards for disclosures about the fair value of financial instruments, such as property and equipment. For most of these non-financial instruments in other assets, we use the carrying amounts from our GAAP consolidated balance sheets as the reported values on our consolidated fair value balance sheets, without any adjustment. These assets represent an insignificant portion of our GAAP consolidated balance sheets. Certain non-financial assets in other assets on our GAAP consolidated balance sheets are assigned a zero value on our consolidated fair value balance sheets. This treatment is applied to deferred items such as deferred debt issuance costs.

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

Total Debt, Net

Total debt, net represents debt securities of consolidated trusts held by third parties and other debt that we issued to finance our assets. On our consolidated GAAP balance sheets, total debt, net, excluding debt securities for which the fair value option has been elected, is reported at amortized cost, which is net of deferred items, including premiums, discounts, and hedging-related basis adjustments.

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

181	Freddie Mac

fair value of our guarantee obligation related to the credit component of the loan’s fair value is described in the “Mortgage Loans — Single-Family Loans” section.

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries primarily represented preferred stock interests that third parties held in our two majority-owned REIT subsidiaries at December 31, 2009. The fair value of the third-party noncontrolling interests in these REITs on our consolidated fair value balance sheets at December 31, 2009 was based on Freddie Mac’s preferred stock quotes. During the second quarter of 2010, the two REITs were eliminated via a merger transaction. As a result, there was no preferred stock of the REITs held by third party stockholders at June 30, 2010. For more information, see “NOTE 15: NONCONTROLLING INTERESTS.”

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

Litigation and claims resolution are subject to many uncertainties and are not susceptible to accurate prediction. In accordance with the accounting standards for contingencies, we accrue for litigation claims and assessments asserted or threatened against us when a loss is probable and the amount of the loss can be reasonably estimated.

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

182	Freddie Mac

Kuriakose vs. Freddie Mac, Syron, Piszel and Cook.  Another putative class action lawsuit was filed against Freddie Mac and certain former officers on August 15, 2008 in the U.S. District Court for the Southern District of New York for alleged violations of federal securities laws purportedly on behalf of a class of purchasers of Freddie Mac stock from November 21, 2007 through August 5, 2008. The plaintiff claims that defendants made false and misleading statements about Freddie Mac’s business that artificially inflated the price of Freddie Mac’s common stock, and seeks unspecified damages, costs, and attorneys’ fees. On February 6, 2009, the Court granted FHFA’s motion to intervene in its capacity as Conservator. On May 19, 2009, plaintiffs filed an amended consolidated complaint, purportedly on behalf of a class of purchasers of Freddie Mac stock from November 30, 2007 through September 7, 2008. Freddie Mac filed a motion to dismiss the complaint on February 24, 2010, which motion remains pending.

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

After FHFA successfully intervened in these consolidated actions in its capacity as Conservator, it filed a motion to substitute for plaintiffs. On July 27, 2009, the District Court entered an order granting FHFA’s motion, and on August 20, 2009, the plaintiffs filed an appeal of that order. On October 29, 2009, FHFA filed a motion to dismiss the appeal for lack of appellate jurisdiction, which motion remains pending. On November 16, 2009, the District Court issued an order granting the parties’ consent motion to stay all proceedings, including the deadlines for the defendants to answer or otherwise respond to the complaints, to June 1, 2010. On May 21, 2010, the Court granted FHFA’s consent motion to extend the stay until November 1, 2010.

On June 6, 2008, a purported shareholder, the Esther Sadowsky Testamentary Trust, filed a shareholder derivative complaint in the U.S. District Court for the Southern District of New York against certain former officers and current and former directors of Freddie Mac. Plaintiff asserts claims for alleged breach of fiduciary duty and declaratory and

183	Freddie Mac

injunctive relief, based on allegations that defendants caused the company to violate its charter by engaging in “unsafe, unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Among other things, plaintiff seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, FHFA filed a motion to substitute for the Esther Sadowsky Testamentary Trust. On February 26, 2009, Robert Bassman filed a motion with the District Court to intervene or, in the alternative, to appear as amicus curiae. On May 6, 2009, the District Court granted FHFA’s motion to substitute and denied Bassman’s motion to intervene. On June 4, 2009, the Esther Sadowsky Testamentary Trust filed a notice of appeal of the May 6 order granting FHFA’s substitution motion. On September 17, 2009, Bassman filed a notice of appeal of the May 6 order denying his motion to intervene or appear as amicus curiae. On March 10, 2010, the U.S. Court of Appeals for the Second Circuit granted FHFA’s motion to dismiss the appeal of the Esther Sadowsky Testamentary Trust and dismissed that appeal on April 12, 2010 due to lack of jurisdiction. Previously, on November 16, 2009, the District Court approved a stipulation by the parties extending the time for the defendants to answer, move, or otherwise respond to the complaint to June 1, 2010. On May 26, 2010, the Court granted FHFA’s consent motion to extend the stay until November 1, 2010.

At present, it is not possible for us to predict the probable outcome of these lawsuits or any potential impact on our business, financial condition or results of operations.

Energy Lien Litigation.  On July 14, 2010, the State of California filed a lawsuit against Fannie Mae, Freddie Mac, FHFA, and others in the U.S. District Court for the Northern District of California, alleging that Fannie Mae and Freddie Mac committed unfair business practices in violation of California law by asserting that property liens arising from government-sponsored energy initiatives such as California’s Property Assessed Clean Energy (“PACE”) program cannot take priority over a mortgage to be sold to Fannie Mae or Freddie Mac. The lawsuit contends that the PACE programs create liens superior to such mortgages and that, by affirming Fannie Mae and Freddie Mac’s positions, FHFA has violated the National Environmental Policy Act (“NEPA”) and the Administrative Procedure Act (“APA”). The complaint seeks declaratory and injunctive relief, costs and such other relief as the court deems proper. On July 26, 2010, the County of Sonoma filed a lawsuit against Fannie Mae, Freddie Mac, FHFA and others in the U.S. District Court for the Northern District of California, alleging similar violations of California law, NEPA and the APA.

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

Related Third Party Litigation and Indemnification Requests.  On December 15, 2008, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York against certain former Freddie Mac officers and others styled Jacoby v. Syron, Cook, Piszel, Banc of America Securities LLC, JP Morgan Chase & Co., and FTN Financial Markets.  The complaint, as amended on December 17, 2008, contends that the defendants made material false and misleading statements in connection with Freddie Mac’s September 2007 offering of non-cumulative, non-convertible, perpetual fixed-rate preferred stock, and that such statements “grossly overstated Freddie Mac’s capitalization” and “failed to disclose Freddie Mac’s exposure to mortgage-related losses, poor underwriting standards and risk management procedures.” The complaint further alleges that Syron, Cook and Piszel made additional false statements following the offering. Freddie Mac is not named as a defendant in this lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. The case is currently dormant and we believe plaintiff may have abandoned it.

184	Freddie Mac

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

On January 29, 2009, a plaintiff filed a putative class action lawsuit in the U.S. District Court for the Southern District of New York styled Kreysar v. Syron, et al. On April 30, 2009, the Court consolidated the Mark case with the Kreysar case, and the plaintiffs filed a consolidated class action complaint on July 2, 2009. The consolidated complaint alleges that three former Freddie Mac officers, certain underwriters and Freddie Mac’s auditor violated federal securities laws by making material false and misleading statements in connection with an offering by Freddie Mac of $6 billion of 8.375% Fixed to Floating Rate Non-Cumulative Perpetual Preferred Stock Series Z that commenced on November 29, 2007. The complaint further alleges that certain defendants and others made additional false statements following the offering. The complaint names as defendants Syron, Piszel, Cook, Goldman, Sachs & Co., JPMorgan Securities Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, UBS Securities LLC and PricewaterhouseCoopers LLP.

The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. On January 14, 2010, the Court granted the defendants’ motion to dismiss the consolidated action with leave to file an amended complaint on or before March 15, 2010. On March 15, 2010, plaintiffs filed their amended consolidated complaint against these same defendants with more detailed allegations of federal securities law violations. The defendants moved to dismiss the amended consolidated complaint on April 28, 2010. On July 29, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, and allowed the plaintiffs leave to replead. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

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

Taylor, Bean & Whitaker Bankruptcy.  On August 24, 2009, TBW filed for bankruptcy. Prior to that date, Freddie Mac had terminated TBW’s status as a seller/servicer of loans. On or about June 14, 2010, Freddie Mac filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, about $1.15 billion relates to current and projected repurchase obligations and about $440 million relates to funds deposited with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among other things, that approximately $203 million of its assets related to its servicing of Freddie Mac’s loans and was potentially available to pay Freddie Mac’s claims. We are analyzing the report in connection with our continuing review of our claims, the amount of which may be revised upward or downward as ultimately deemed necessary or appropriate.

Both TBW and Bank of America, N.A., which is also a claimant in the TBW bankruptcy, have sought discovery against Freddie Mac. While no actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere to recover assets, the information is apparently sought, in part, to determine whether the bankruptcy estate of TBW has any potential rights to seek to recover assets transferred by TBW to Freddie Mac prior to bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims.

On or about May 14, 2010, Certain Underwriters of Lloyds of London brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers and directors. Freddie Mac has filed a proof of loss under the bonds, but we are unable to estimate our potential recovery, if any, thereunder.

For more information, see “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS — Mortgage Sellers, or Seller/Servicers.”

185	Freddie Mac

NOTE 21: EARNINGS (LOSS) PER SHARE

We have participating securities related to options with dividend equivalent rights that receive dividends as declared on an equal basis with common shares, but are not obligated to participate in undistributed net losses. Consequently, in accordance with the accounting standards for earnings per share regarding participating securities, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the six months ended June 30, 2010 includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS” for further information.

Diluted earnings (loss) per share are computed as net loss attributable to common stockholders divided by weighted average common shares outstanding — diluted for the period, which considers the effect of dilutive common equivalent shares outstanding. For periods with net income, the effect of dilutive common equivalent shares outstanding includes: (a) the weighted average shares related to stock options; and (b) the weighted average of non-vested restricted shares and non-vested restricted stock units. Such items are included in the calculation of weighted average common shares outstanding — diluted during periods of net income, when the assumed conversion of the share equivalents has a dilutive effect. Such items are excluded from the weighted average common shares outstanding — basic.

Table 21.1 — Earnings (Loss) Per Common Share — Basic and Diluted

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in millions,
	except per share amounts)

Net income (loss) attributable to Freddie Mac	$(4,713)	$302	$(11,401)	$(9,673)
Preferred stock dividends(1)	(1,296)	(1,142)	(2,588)	(1,520)

Net loss attributable to common stockholders	$(6,009)	$(840)	$(13,989)	$(11,193)

Weighted average common shares outstanding — basic (in thousands)(2)	3,249,198	3,253,716	3,250,241	3,254,815
Dilutive potential common shares (in thousands)	—	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,249,198	3,253,716	3,250,241	3,254,815

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	5,020	7,191	5,729	8,099
Basic earnings (loss) per common share	$(1.85)	$(0.26)	$(4.30)	$(3.44)
Diluted earnings (loss) per common share	$(1.85)	$(0.26)	$(4.30)	$(3.44)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Includes the weighted average number of shares during the three and six months ended June 30, 2010 and 2009 respectively that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS

As discussed in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010. As a result of this change in accounting principles, certain line items on our consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows are no longer material to our 2010 consolidated results of operations, financial position, and cash flows.

As this change in accounting principles was applied prospectively, the results of operations for the three and six months ended June 30, 2010 reflect the consolidation of our single-family PC trusts and certain Structured Transactions while the results of operations for the three and six months ended June 30, 2009 reflect the accounting policies in effect at that time, i.e., these securitization entities were accounted for off-balance sheet. Table 22.1 highlights the significant line items that are no longer disclosed separately on our consolidated statements of operations.

186	Freddie Mac

Table 22.1 — Line Items No Longer Disclosed Separately on our Consolidated Statements of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in millions)

Other income:
Management and guarantee income	$37	$710	$72	$1,490
Gains (losses) on guarantee asset	(13)	1,817	(25)	1,661
Income on guarantee obligation	36	961	72	1,871
Gains (losses) on sale of mortgage loans	121	143	216	294
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans	—	(102)	—	(231)
Gains (losses) on mortgage loans elected at fair value	5	(71)	26	(89)
Recoveries on loans impaired upon purchase	227	70	396	120
Low-income housing tax credit partnerships	—	(167)	—	(273)
Trust management income (expense)	—	(238)	—	(445)
All other	76	70	278	111

Total other income per consolidated statements of operations	$489	$3,193	$1,035	$4,509

Other expenses:
Losses on loans purchased	$(3)	$(1,199)	$(20)	$(3,211)
All other	(129)	(97)	(225)	(175)

Total other expenses per consolidated statements of operations	$(132)	$(1,296)	$(245)	$(3,386)

Table 22.2 highlights the significant line items that are no longer disclosed separately on our consolidated balance sheets.

Table 22.2 — Line Items No Longer Disclosed Separately on our Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(in millions)

Other assets:
Guarantee asset	$485	$10,444
All other(1)	8,395	4,942

Total other assets per consolidated balance sheets	$8,880	$15,386

Other liabilities:
Guarantee obligation	$655	$12,465
Reserve for guarantee losses	177	32,416
All other(2)	6,036	6,291

Total other liabilities per consolidated balance sheets	$6,868	$51,172

(1)	Includes accounts and other receivables of $6.7 billion and $2.8 billion at June 30, 2010 and December 31, 2009, respectively. Also includes debt issuance costs, net of $542 million and $503 million at June 30, 2010 and December 31, 2009 respectively.
(2)	Includes servicer advanced interest payable and certain other servicer liabilities of $4.2 billion and $0 billion at June 30, 2010 and December 31, 2009, respectively.

Table 22.3 highlights the significant line items that are no longer disclosed separately on our consolidated statements of cash flows.

Table 22.3 — Line Items No Longer Disclosed Separately on our Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2010	2009
	(in millions)

Adjustments to reconcile net loss to net cash from operating activities:
Low-income housing tax credit partnerships	$—	$273
Losses on loans purchased	20	3,211
Change in:
Due to Participation Certificates and Structured Securities trusts	9	(70)
Guarantee asset, at fair value	(65)	(2,729)
Guarantee obligation	13	(505)
Other, net	(325)	1,293

Total other, net	$(348)	$1,473

187	Freddie Mac

PART II — OTHER INFORMATION

Throughout PART II of this Form 10-Q, we use certain acronyms and terms which are defined in the Glossary.

ITEM 1. LEGAL PROCEEDINGS

We are involved as a party to a variety of legal proceedings arising from time to time in the ordinary course of business. See “NOTE 20: LEGAL CONTINGENCIES” for more information regarding our involvement as a party to various legal proceedings.

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” sections in our Form 10-Q for the quarter ended March 31, 2010 and our 2009 Annual Report, which describe various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

There may not be an active, liquid trading market for our equity securities.

Our common stock and classes of preferred stock that previously were listed and traded on the NYSE were delisted from the NYSE effective July 8, 2010, and now trade exclusively on the OTC market. The market price of our common stock declined significantly between June 16, 2010, the date we announced our intention to delist these securities, and July 8, 2010, the first day the common stock traded exclusively on the OTC market, and may decline further. Trading volumes on the OTC market could be less than those on the NYSE, which would make it more difficult for investors to execute transactions in our securities and could make the prices of our securities decline or be more volatile.

The Dodd-Frank Act and related regulation may adversely affect our business activities and financial results.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, will significantly change the regulation of the financial services industry and could affect us in substantial and unforeseeable ways and have an adverse effect on our business, results of operations, financial condition, liquidity and net worth. For example, the Dodd-Frank Act and related future regulatory changes could impact the value of assets that we hold, require us to change certain of our business practices, impose significant additional costs on us, limit the products we offer, require us to increase our regulatory capital, make it more difficult for us to retain and recruit management and other valuable employees or otherwise adversely affect our business. We will also face a more complicated regulatory environment due to the Act and related future regulatory changes, which will increase compliance costs and could divert management attention or other resources. The Act and related future regulatory changes will also significantly affect many aspects of the financial services industry and potentially change the business practices of our customers and counterparties; it is possible that any such changes could adversely affect our business and financial results.

Implementation of the Dodd-Frank Act will be accomplished through numerous rulemakings. Therefore, it will take some time for the final effects of the legislation to emerge and be understood. The Dodd-Frank Act also mandates the preparation of studies of a wide range of issues, which could lead to additional legislative or regulatory changes. It could be difficult for us to comply with any future regulatory changes in a timely manner, due to the potential scope and number of such changes, which could limit our operations and expose us to liability.

The long-term impact of the Dodd-Frank Act and related future regulatory changes on our business and the financial services industry will depend on a number of factors that are difficult to predict, including our ability to successfully implement any changes to our business, changes in consumer behavior and our competitors’ and customers’ responses to the Act and related future regulatory changes.

Examples of aspects of the Dodd-Frank Act that may significantly affect us include the following:

•	The new Financial Stability Oversight Council could designate Freddie Mac as a non-bank financial company to be subject to supervision and regulation by the Federal Reserve. If this occurs, the Federal Reserve will have authority to examine Freddie Mac and we may be required to meet more stringent standards than those applicable to other non-bank financial companies.

•	The Dodd-Frank Act will have a significant impact on the derivatives market, including by subjecting large derivatives users, which may include Freddie Mac, to extensive new oversight and regulation. These new regulatory standards could impose significant additional costs on us relating to derivatives transactions and it may become more difficult for us to enter into desired hedging transactions with acceptable counterparties on favorable terms.

188	Freddie Mac

•	The Dodd-Frank Act will create new standards and requirements related to asset-backed securities, including requiring securitizers to retain a portion of the underlying loans’ credit risk. Any such new standards and requirements could weaken or remove incentives for financial institutions to sell mortgage loans to us.

•	The Dodd-Frank Act and related future regulatory changes could negatively impact the volume of mortgage originations, and thus adversely affect the number of mortgages available for us to purchase.

•	Under the Dodd-Frank Act, new minimum mortgage underwriting standards will be required for residential mortgages, including a requirement that lenders make a reasonable and good faith determination based on “verified and documented information” that the consumer has a “reasonable ability to repay” the mortgage. The Act requires regulators to establish a class of qualified loans that will receive certain protections from legal liability, such as the borrower’s right to rescind the loan and seek damages. Mortgage originators and assignees, including Freddie Mac, may be subject to increased legal risk for loans that do not meet these requirements.

For more information on the Dodd-Frank Act, see “MD&A — EXECUTIVE SUMMARY — Legislative and Regulatory Matters.”

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

No stock options were exercised during the three months ended June 30, 2010. However, restrictions lapsed on 65,154 restricted stock units.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended June 30, 2010. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

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

189	Freddie Mac

debt securities offerings under Freddie Mac’s global debt facility, including pricing supplements for individual issuances of debt securities.

Disclosure about the mortgage-related securities we issue, some of which are off-balance sheet obligations, can be found at www.freddiemac.com/mbs. From this address, investors can access information and documents about our mortgage-related securities, including offering circulars and related offering circular supplements.

We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

190	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: August 9, 2010

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2010

191	Freddie Mac

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

Charter — The Federal Home Loan Mortgage Corporation Act, as amended, 12 U.S.C. § 1451 et seq.

CMBS — Commercial mortgage-backed security — A security backed by mortgages on commercial property (often including multifamily rental properties) rather than one-to-four family residential real estate. Although the mortgage pools underlying CMBS can include mortgages financing multifamily properties and commercial properties, such as office buildings and hotels, the classes of CMBS that we hold receive distributions of scheduled cash flows only from multifamily properties. Military housing revenue bonds are included as CMBS within investments-related disclosures.

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

Deed in lieu of foreclosure — An alternative to foreclosure in which the borrower voluntarily conveys title to the property to the lender and the lender accepts such title (sometimes together with an additional payment by the borrower) in full satisfaction of the mortgage indebtedness.

192	Freddie Mac

Delinquency — A failure to make timely payments of principal or interest on a mortgage loan. We report single-family delinquency rate information based on the number of loans that are three monthly payments or more past due or in the process of foreclosure. For multifamily loans, we report delinquency rate information based on the UPB of loans that are two monthly payments or more past due or in the process of foreclosure.

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

Effective rent — The average rent paid by the tenant over the term of a lease. Does not include discounts for concessions, or premiums, such as for non-standard lease terms.

Euribor — Euro Interbank Offered Rate

Fannie Mae — Federal National Mortgage Association

FASB — Financial Accounting Standards Board

FDIC — Federal Deposit Insurance Corporation

Federal Reserve — Board of Governors of the Federal Reserve System

FHA — Federal Housing Administration

FHFA — Federal Housing Finance Agency — FHFA is an independent agency of the U.S. government established by the Reform Act with responsibility for regulating Freddie Mac, Fannie Mae, and the FHLBs.

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

GAAP — Generally accepted accounting principles

Ginnie Mae — Government National Mortgage Association

GSE Act — The Federal Housing Enterprises Financial Safety and Soundness Act of 1992.

GSEs — Government sponsored enterprises — Refers to certain legal entities created by the U.S. government, including Freddie Mac, Fannie Mae, and the FHLBs.

Guarantee fee — The fee that we receive for guaranteeing the payment of principal and interest to mortgage security investors.

HAFA — Home Affordable Foreclosures Alternative program — In 2009, the Treasury Department introduced the HAFA program to provide an option for homeowners who are unable to keep their homes through the existing HAMP.

193	Freddie Mac

The HAFA program took effect on April 5, 2010, although some servicers may have implemented it sooner, if they met certain requirements.

HAMP — Home Affordable Modification Program — Refers to the effort under the MHA Program whereby the U.S. government, Freddie Mac and Fannie Mae commit funds to help eligible homeowners avoid foreclosure and keep their homes through mortgage modifications.

HFA — State or local Housing Finance Agency

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

194	Freddie Mac

portfolio limit, when PCs and certain Structured Transactions are purchased into the mortgage-related investments portfolio, this is considered the acquisition of assets rather than the reduction of debt.

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

Multifamily mortgage portfolio — Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as those underlying non-consolidated PCs, Structured Securities, and other mortgage-related financial guarantees, but excluding those underlying Structured Transactions and our guarantees of HFA bonds.

Net worth — The amount by which our total assets exceed our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.

NPV — Net present value

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

PMVS — Portfolio Market Value Sensitivity — Our primary interest-rate risk measurement. PMVS measures are estimates of the amount of average potential pre-tax loss in the market value of our net assets due to parallel (PMVS-L) and non-parallel (PMVS-YC) changes in LIBOR.

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

Reform Act — The Federal Housing Finance Regulatory Reform Act of 2008, which, among other things, amended the GSE Act by establishing a single regulator, FHFA, for Freddie Mac, Fannie Mae, and the FHLBs.

REIT — Real estate investment trust — To maintain REIT status under the Internal Revenue Code, a REIT must distribute 90% of its taxable earnings to shareholders annually. During the second quarter of 2010, our majority-owned REIT subsidiaries were eliminated via a merger transaction.

195	Freddie Mac

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

Senior preferred stock — The shares of Variable Liquidation Preference Senior Preferred Stock issued to Treasury under the Purchase Agreement.

Short sale — An alternative to foreclosure consisting of a sale of a mortgaged property in which the homeowner sells the home at market value and the lender accepts proceeds (sometimes together with an additional payment by the borrower) that are less than the outstanding mortgage indebtedness.

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

Structured Securities — Single- and multi-class securities issued by Freddie Mac that represent beneficial interests in pools of PCs and certain other types of mortgage-related assets including, in the case of Structured Transactions, non-Freddie Mac mortgage-related securities. Single-class Structured Securities pass through the cash flows (principal and interest) on the underlying mortgage-related assets. Multi-class Structured Securities divide the cash flows of the underlying mortgage-related assets into two or more classes designed to meet the investment criteria and portfolio needs of different investors. Our principal multi-class Structured Securities qualify for tax treatment as REMICs.

Structured Transactions — Transactions in which Structured Securities are issued to third parties in exchange for non-Freddie Mac mortgage-related securities, which are transferred to trusts specifically created for the purpose of issuing securities or certificates in the Structured Transaction. Structured Transactions are a type of Structured Security.

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

TBA — To be announced

TDR — Troubled debt restructuring — A type of loan modification in which the changes to the contractual terms result in concessions to borrowers that are experiencing financial difficulties.

196	Freddie Mac

Total mortgage portfolio — Includes mortgage loans and mortgage-related securities held on our consolidated balance sheet as well as the balances of non-consolidated PCs, Structured Securities, and other mortgage-related financial guarantees issued to third parties.

Treasury — U.S. Department of the Treasury

UPB — Unpaid principal balance

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

197	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

3.1	Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act
3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on June 7, 2010)

10.1	Executive Management Compensation Program (as amended and restated as of July 16, 2010)
10.2	Officer Severance Policy, dated July 16, 2010
10.3	2010 Vice President and Non-Officer Long-Term Incentive Award Program
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350

198	Freddie Mac