Form 10-Q
period 2010-09-30
FEDERAL HOME LOAN MORTGAGE CORP
filed 2010-11-03
CIK 1026214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No

As of October 22, 2010, there were 649,165,351 shares of the registrant’s common stock outstanding.

i	Freddie Mac

FINANCIAL STATEMENTS

ii	Freddie Mac

PART I — FINANCIAL INFORMATION

We continue to operate under the conservatorship that commenced on September 6, 2008, under the direction of FHFA as our Conservator. The Conservator succeeded to all rights, titles, powers and privileges of Freddie Mac, and of any shareholder, officer or director thereof, with respect to the company and its assets. The Conservator has delegated certain authority to our Board of Directors to oversee, and management to conduct, day-to-day operations. See “BUSINESS — Conservatorship and Related Developments” in our Annual Report on Form 10-K for the year ended December 31, 2009, or 2009 Annual Report, for information on the terms of the conservatorship, the powers of the Conservator, and related matters, including the terms of our Purchase Agreement with Treasury.

Throughout Part I of this Form 10-Q, we use certain acronyms and terms which are defined in the Glossary.

This Quarterly Report on Form 10-Q includes forward-looking statements that are based on current expectations and are subject to significant risks and uncertainties. These forward-looking statements are made as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events. Actual results might differ significantly from those described in or implied by such statements due to various factors and uncertainties, including those described in: (a) “MD&A — FORWARD-LOOKING STATEMENTS,” and “RISK FACTORS” in this Form 10-Q and in the comparably captioned sections of our 2009 Annual Report, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2010; and (b) the “BUSINESS” section of our 2009 Annual Report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this MD&A in conjunction with our consolidated financial statements and related notes for the three and nine months ended September 30, 2010 and our 2009 Annual Report.

EXECUTIVE SUMMARY

Overview

Freddie Mac is a GSE chartered by Congress in 1970 with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. We have maintained a consistent market presence since our inception, providing mortgage liquidity in a wide range of economic environments. During the worst housing and financial crisis since the Great Depression, we are working to support the recovery of the housing market and the nation’s economy by providing essential liquidity to the mortgage market and helping to stem the rate of foreclosures. Taken together, we believe our actions are helping communities across the country by providing America’s families with access to mortgage funding at low rates while helping distressed borrowers keep their homes and avoid foreclosure.

Summary of Financial Results

Our financial performance in the third quarter of 2010 continues to be impacted by declines in long-term interest rates and the ongoing weakness in the economy, including in the mortgage market. Our total equity (deficit) was $(58) million at September 30, 2010 as our quarterly dividend of $1.6 billion to Treasury exceeded total comprehensive income (loss) for the third quarter of 2010. Our total comprehensive income (loss) was $1.4 billion for the third quarter of 2010 consisting of a net loss of $2.5 billion, reflecting continued significant provision for credit losses, and a $3.9 billion improvement in unrealized losses, net of taxes, related primarily to available-for-sale securities recorded in AOCI. On September 30, 2010, we paid a quarterly dividend to Treasury of $1.6 billion in cash on our senior preferred stock. To address our deficit in net worth, FHFA, as Conservator, will submit a draw request on our behalf to Treasury under the Purchase Agreement for $100 million. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent.

Our Primary Business Objectives

Under conservatorship, we are focused on: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP, and our relief refinance mortgage initiative; (c) minimizing our credit losses; and (d) maintaining the credit quality of the loans we purchase and guarantee.

1	Freddie Mac

Providing Mortgage Liquidity and Conforming Loan Availability

We provide liquidity to and support for the U.S. mortgage market in a number of important ways:

•	Our support enables borrowers to have access to a variety of conforming mortgage products, including the prepayable 30-year fixed-rate mortgage which represents the foundation of the mortgage market.

•	We are a constant liquidity provider — we and Fannie Mae were the source of more than two-thirds of the liquidity to the mortgage market during the third quarter of 2010.

•	Our consistent market presence lets our customers know there will be a buyer for their conforming loans that meet our credit standards, which provides additional confidence to keep lending in difficult environments and helps stabilize the market.

•	We are an important counter-cyclical influence as we stay in the market even when other sources of capital have pulled out, as evidenced by the events of the last three years.

During the three and nine months ended September 30, 2010, we guaranteed $91.4 billion and $261.3 billion in UPB of single-family conforming mortgage loans, respectively, representing 0.4 million and 1.2 million families, respectively, who purchased homes or refinanced their mortgages. We estimate that we, Fannie Mae, and Ginnie Mae collectively guaranteed over 95% of the single-family conforming mortgage issuances during the nine months ended September 30, 2010.

Borrowers typically pay less on mortgage loans, in the form of lower interest rates, funded by Freddie Mac, Fannie Mae, or Ginnie Mae. Mortgage originators are generally able to offer homebuyers lower mortgage rates on conforming loan products, including ours, because of the value investors place on GSE-guaranteed mortgage-related securities. Prior to 2007, mortgage markets were less volatile, home values were stable or rising, and there were many sources of mortgage funds. We estimate that prior to 2007 the average effective interest rates on conforming single-family mortgage loans were about 30 basis points lower than on non-conforming loans. Since 2007, there have been fewer sources of mortgage funds, and we estimate that interest rates on conforming loans, excluding conforming jumbo loans, have been lower than those on non-conforming loans by as much as 184 basis points. In September 2010, we estimate that borrowers were paying an average of 77 basis points less on these conforming loans than on non-conforming loans. These estimates are based on data provided by HSH Associates.

Reducing Foreclosures and Keeping Families in Homes

During the current housing crisis, we are focused on reducing the number of foreclosures and helping to keep families in their homes. In addition to our participation in the HAMP program, we introduced several options to eligible borrowers during this crisis, including our relief refinance mortgage initiative. Since the beginning of 2010, we helped more than 210,000 borrowers either stay in their homes or sell their properties and avoid foreclosure through our various workout programs, including HAMP. The following table presents our recent single-family loan workout activities.

Table 1 — Total Single-Family Loan Workout Volumes(1)

	For the Three Months Ended
	09/30/2010	06/30/2010	03/31/2010	12/31/2009	09/30/2009
	(number of loans)

Loan modifications	38,121	49,492	44,076	15,805	9,013
Repayment plans	7,030	7,455	8,761	8,129	7,728
Forbearance agreements(2)	6,976	12,815	8,858	8,780	2,979
Short sales and deed-in-lieu transactions	10,472	9,542	7,064	6,533	5,695

Total single-family loan workouts	62,599	79,304	68,759	39,247	25,415

(1)	Based on actions completed with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment, and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period.
(2)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before another loan workout is pursued or completed. We only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.

We continue to execute a high volume of loan workouts. Recent highlights include the following:

•	We completed 62,599 single-family loan workouts during the third quarter of 2010, including 38,121 loan modifications and 10,472 short sales and deed-in-lieu transactions.

2	Freddie Mac

•	Based on information provided by the MHA Program administrator, our servicers had completed 98,025 loan modifications under HAMP through September 30, 2010 and, as of such date, 23,203 loans were in HAMP trial periods (this figure only includes borrowers who made at least their first payment under the trial period).

•	While Treasury’s HAFA program became effective on April 5, 2010, our version of the program was not implemented until August 1, 2010. We expect this program will enable the number of short sales to increase modestly during the fourth quarter of 2010.

In addition to these efforts, we continue to focus on assisting consumers through outreach and other efforts. These efforts include: (a) meeting with borrowers nationwide in foreclosure prevention workshops; (b) launching the Borrower Help Network to provide distressed borrowers with one-on-one counseling; (c) opening Borrower Help Centers in several cities nationwide to provide free counseling to distressed borrowers; and (d) in instances where foreclosure has occurred, allowing affected families who qualify to rent back their homes. We have also increased our efforts to directly assist our servicers by: (a) increasing our mortgage-related servicing staff; and (b) placing on-site specialists at mortgage servicers.

Minimizing Credit Losses

We establish guidelines for our servicers to follow in determining which loan workout solution would be expected to provide the best opportunity for minimizing our credit losses and helping the borrower. For example, if a borrower qualifies for a loan modification, this often provides us a better opportunity to minimize credit losses than a foreclosure. We rely on our servicers to identify the best alternative for each borrower.

To help minimize the credit losses related to our guarantee activities, we are focused on:

•	pursuing a variety of loan workouts, including foreclosure alternatives, in an effort to reduce the severity of losses we incur;

•	managing foreclosure timelines;

•	managing our inventory of foreclosed properties to reduce costs and maximize proceeds; and

•	pursuing contractual remedies with originators, lenders and servicers, as appropriate.

We have contractual arrangements with our seller/servicers under which they provide us with mortgage loans that have been originated under specified underwriting standards. If we subsequently discover that contractual standards were not followed, we can exercise certain contractual remedies to mitigate our credit losses. These contractual remedies include the ability to require the seller/servicer to repurchase the loan at its current UPB or make us whole for any credit losses realized with respect to the loan. As of September 30, 2010, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $5.6 billion, and approximately 32% of these requests were outstanding for more than four months since issuance of our repurchase demand. The actual amount we collect on these requests and others we may make in the future will be significantly less than their UPB amounts because we expect many of these requests will be satisfied by reimbursement of our realized losses by seller/servicers, instead of repurchase of loans at their UPB, or may be rescinded in the course of the appeals process provided for in our contracts.

Historically, our credit loss exposure has also been partially mitigated by mortgage insurance. Primary mortgage insurance is required to be purchased, at the borrower’s expense, for mortgages with higher LTV ratios. We received payments under primary and other mortgage insurance of $525 million and $1.2 billion in the three and nine months ended September 30, 2010, respectively, to help mitigate our credit losses.

Credit Quality of New Loan Purchases and Guarantees

We continue to focus on maintaining underwriting standards that are appropriate for the extension of credit in the current economic environment and allow us to purchase and guarantee loans made to qualified borrowers that we expect will generate returns that exceed our credit and administrative costs on such loans.

As of September 30, 2010, approximately one-third of our single-family credit guarantee portfolio consisted of mortgage loans originated in 2009 and the first nine months of 2010. We believe the credit quality of the single-family loans acquired in 2009 and the first nine months of 2010 (excluding relief refinance mortgages) is better than that of loans acquired from 2005 through 2008 as measured by original LTV ratios, FICO scores, and income documentation standards. These newer loans have also experienced significantly better serious delinquency trends at this stage in their lifecycle than loans acquired from 2006 through 2008. Early serious delinquency performance has historically been an indicator of long-term credit performance.

We believe the improvement in credit quality we are experiencing is primarily the result of the combination of: (a) changes in our underwriting guidelines implemented during 2009 and 2010; (b) fewer purchases in 2009 and 2010 of loans with higher risk characteristics; (c) changes in mortgage insurers’ and lenders’ underwriting practices; and

3	Freddie Mac

(d) an increase in the relative amount of refinance mortgages versus new purchase mortgages we acquired in 2009 and 2010. The following table presents loan characteristics, serious delinquency rates, and credit losses by year of origination for our single-family credit guarantee portfolio at September 30, 2010.

Table 2 — Single-Family Credit Guarantee Portfolio Data by Year of Origination

	At September 30, 2010				3Q 2010
		Average	Current	Serious	Credit
	UPB(1)	FICO	LTV	Delinquency	Losses
	(%)	Score	Ratio(2)	Rate	(in millions)

Year of Origination
2010	11%	753	71%	0.03%	$—
2009	23	755	68	0.19	23
2008	10	730	83	4.34	303
2007	12	709	100	11.04	1,427
2006	9	713	100	9.84	1,275
2005	11	720	87	5.65	782
2004 and Prior	24	723	57	2.32	406

Total	100%	732	76	3.80	$4,216

(1)	Based on the UPB of the single-family credit guarantee portfolio.
(2)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes in the same area since origination.

During the first nine months of 2010, the guarantee-related revenue from the mortgage loans originated in 2009 and 2010 exceeded the credit-related expenses, which consist of our provision for credit losses and REO operations income (expense), associated with these loans. These new vintages reflect the combination of changes in underwriting practices and other factors discussed above and are replacing the older vintages that have a higher composition of higher-risk mortgage products. We currently expect that, over time, this should positively impact the serious delinquency rates and credit losses of our single-family credit guarantee portfolio.

Single-Family Credit Guarantee Portfolio

Since the beginning of 2008, on an aggregate basis, we recorded provision for credit losses associated with single-family loans of approximately $59.1 billion, and an additional $4.9 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. Due in part to the factors discussed below, the loans we purchased or guaranteed that were originated in 2005 through 2008 may give rise to additional losses we have not yet provided for. However, we believe, as of September 30, 2010, we provided for the substantial majority of credit losses we expect to ultimately realize on these loans. Various factors, including increases in unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations.

The following table provides certain credit statistics for our single-family credit guarantee portfolio. The UPB of our single-family credit guarantee portfolio decreased 3% during the first nine months of 2010, from approximately $1.90 trillion at December 31, 2009 to $1.84 trillion at September 30, 2010.

4	Freddie Mac

Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio

	As of
	09/30/2010	06/30/2010	03/31/2010	12/31/2009	09/30/2009

Payment status —
One month past due	2.11%	2.02%	1.89%	2.24%	2.33%
Two months past due	0.80%	0.77%	0.79%	0.95%	0.95%
Seriously delinquent(1)	3.80%	3.96%	4.13%	3.98%	3.43%
Non-performing loans (in millions)(2)	$112,746	$111,758	$110,079	$98,689	$85,858
Single-family loan loss reserve (in millions)(3)	$37,665	$37,384	$35,969	$33,026	$30,160
REO inventory (in units)	74,897	62,178	53,831	45,047	41,133
REO assets, net carrying value (in millions)	$7,420	$6,228	$5,411	$4,661	$4,189

	For the Three Months Ended
	09/30/2010	06/30/2010	03/31/2010	12/31/2009	09/30/2009
	(in units, unless noted)

Seriously delinquent loan additions(1)	115,359	123,175	150,941	166,459	149,446
Loan modifications(4)	38,121	49,492	44,076	15,805	9,013
Foreclosure starts ratio(5)	0.75%	0.61%	0.64%	0.57%	0.59%
REO acquisitions	39,053	34,662	29,412	24,749	24,373
REO disposition severity ratio(6)	41.5%	39.2%	40.5%	40.1%	40.9%
Single-family credit losses (in millions)(7)	$4,216	$3,851	$2,907	$2,498	$2,138

(1)	See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information about our reported serious delinquency rates.
(2)	Consists of the UPB of loans in our single-family credit guarantee portfolio that have undergone a TDR or that are seriously delinquent.
(3)	Consists of the combination of: (a) our allowance for loan loss on mortgage loans held for investment; and (b) our reserve for guarantee losses associated with non-consolidated single-family mortgage securitization trusts and other mortgage-related financial guarantees, the latter of which is included within other liabilities on our consolidated balance sheets beginning January 1, 2010.
(4)	Represents the number of completed modifications under agreement with the borrower during the quarter. Excludes forbearance agreements, repayment plans, and loans in the trial period under HAMP.
(5)	Represents the ratio of the number of loans that entered the foreclosure process during the respective quarter divided by the number of loans in the portfolio at the end of the quarter. Excludes Structured Transactions and mortgages covered under long-term standby commitment agreements.
(6)	Calculated as the amount of our losses recorded on disposition of REO properties during the respective quarterly period, excluding those subject to repurchase requests made to our seller/servicers, divided by the aggregate UPB of the related loans. The amount of losses recognized on disposition of the properties is equal to the amount by which the UPB of the loans exceeds the amount of net sales proceeds from disposition of the properties. Excludes other related expenses, such as property maintenance and costs, as well as related recoveries from credit enhancements, such as mortgage insurance.
(7)	See endnote (3) of “Table 49 — Credit Loss Performance” for information on the composition of our credit losses.

As shown in the table above, although the number of seriously delinquent loan additions declined in the third quarter of 2010, our single-family credit guarantee portfolio continued to experience a high level of serious delinquencies. The credit losses of our single-family credit guarantee portfolio continued to increase in the third quarter of 2010 due to the ongoing weakness in the U.S. economy, including the labor and housing markets. Other factors affecting credit losses during the period include:

•	Losses associated with increased foreclosures and foreclosure alternatives necessary to reduce the significant inventory of seriously delinquent loans. This inventory accumulated in prior periods, primarily during 2009, due to the lengthening in the foreclosure and modification timelines caused by various suspensions of foreclosure transfers, process requirements for the implementation of HAMP, and constraints in servicers’ capabilities to process large volumes of problem loans. Due to the length of time necessary for servicers either to complete the foreclosure process or pursue foreclosure alternatives on seriously delinquent loans still in our portfolio, we expect our credit losses will continue to rise even as the volume of new serious delinquencies declines.

•	Certain loan groups within the single-family credit guarantee portfolio, such as those underwritten with certain lower documentation standards and interest-only loans, as well as other 2005 through 2008 vintage loans, continue to be large contributors to our credit losses.

•	Declines in home prices in many geographic areas, based on our own index, which drove increased write-downs of our REO inventory and, to a lesser extent, increased losses on REO dispositions.

Some of our loss mitigation activities create fluctuations in our delinquency statistics. For example, loans that we report as seriously delinquent before they enter the HAMP trial period remain as seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status by our servicers. However, under many of our non-HAMP modifications, the borrower would return to a current payment status sooner, because many of these modifications do not have trial periods. Consequently, the volume, timing, and type of loan modifications impact our reported serious delinquency rate.

Government Support for Our Business

Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions. While the

5	Freddie Mac

conservatorship has benefited us, we are subject to certain constraints on our business activities imposed by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement and by FHFA, as our Conservator. Neither the U.S. government nor any other agency or instrumentality of the U.S. government is obligated to fund our mortgage purchase or financing activities or to guarantee our securities or other obligations. As of September 30, 2010, our annual cash dividend obligation to Treasury on the senior preferred stock exceeded our annual historical earnings in most periods.

On September 30, 2010, we received $1.8 billion in funding from Treasury under the Purchase Agreement relating to our net worth deficit as of June 30, 2010, which increased the aggregate liquidation preference of the senior preferred stock to $64.1 billion. To address our net worth deficit of $58 million as of September 30, 2010, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $100 million. Upon funding of the draw request, the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $64.1 billion to $64.2 billion and the corresponding annual cash dividend payable to Treasury will increase to $6.42 billion. We have paid cash dividends to Treasury of $8.4 billion to date, an amount equal to 13% of our aggregate draws under the Purchase Agreement.

Under the Purchase Agreement, the commitment from Treasury will increase as necessary to eliminate any net worth deficits we may have during 2010, 2011, and 2012. We believe that the support provided by Treasury pursuant to the Purchase Agreement enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

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

Because our results of operations for the three and nine months ended September 30, 2010 (on both a GAAP and Segment Earnings basis) include the activities of the consolidated VIEs, they are not directly comparable with the results of operations for the three and nine months ended September 30, 2009, which reflect the accounting policies in effect during that time (i.e., when the majority of the securitization entities were accounted for off-balance sheet).

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for detailed discussions regarding the new accounting standards and the impact to our financial statements.

Financial Results for the Third Quarter of 2010

Net loss was $2.5 billion and $5.4 billion for the third quarters of 2010 and 2009, respectively. Key highlights of our financial results for the third quarter of 2010 include:

•	Net interest income for the third quarter of 2010 decreased to $4.3 billion from $4.5 billion during the third quarter of 2009 mainly due to lower mortgage-related securities investments.

•	Provision for credit losses was $3.7 billion and $8.0 billion for the third quarters of 2010 and 2009, respectively. The provision for credit losses in the third quarter of 2010 reflects a substantial slowdown in the rate of growth of our non-performing single-family loans, continued high volumes of loan modifications, and improved expectations for recoveries from credit enhancements. The provision for credit losses in the third quarter of 2009 reflected significant increases in non-performing loans and serious delinquency rates in that period.

•	Non-interest income (loss) was $(2.6) billion for the third quarter of 2010, compared to $(1.1) billion for the third quarter of 2009. This decline was primarily due to income recognized on our guarantee activities in the third quarter of 2009 that was either reclassified or eliminated as a result of the adoption of the new accounting standards for all existing VIEs.

•	Total comprehensive income was $1.4 billion for the third quarter of 2010 compared to total comprehensive income of $3.1 billion for the third quarter of 2009. Total comprehensive income reflects the $2.5 billion net loss for the third quarter of 2010, and an increase of $3.9 billion in AOCI primarily resulting from fair value improvements on available-for-sale securities.

6	Freddie Mac

Housing, Mortgage Market and Economic Conditions

Overview

Mortgage and credit market conditions remained weak in the third quarter of 2010 due primarily to a continued weak labor market. The pace of economic recovery increased slightly in the third quarter of 2010, with the U.S. gross domestic product rising by 2.0% on an annualized basis during the period, compared to 1.7% during the second quarter of 2010, according to the Bureau of Economic Analysis advance estimate. Unemployment was 9.6% in September 2010, up 0.1% compared to June 2010, based on data from the U.S. Bureau of Labor Statistics.

Single-Family Housing Market

The federal homebuyer tax credit program ended in April 2010, which, we believe, contributed to a decline in home sales in the third quarter of 2010. New home sales fell 31.9% in May 2010 to a seasonally adjusted annual rate of 282,000, reflecting the lowest levels since the Census Bureau’s series began in 1963. New home sales recovered modestly in subsequent months, to a 307,000 annualized rate in September. Because existing home sales are reported at closing, typically a month or more after the contract is signed, the full effect of the expiration of the federal homebuyer tax credit program was not felt until July 2010, when existing home sales decreased by 27.0%. Sales of existing homes rose 18.0% over the subsequent two months, however, to an annual rate of 4.5 million in September. Thus, while the federal homebuyer tax credit program was successful in promoting demand for home purchases and accelerated the timing of the home-purchase decision for many buyers, home sales declined following the expiration of the program.

We estimate that home prices decreased 1.2% nationwide during the first nine months of 2010, which includes a 1.8% decrease in the third quarter of 2010, based on our own index of our single-family credit guarantee portfolio. Other indices of home prices may have different results, as they are determined using different pools of mortgage loans and calculated under different conventions than our own. The spring and summer months have historically been strong times for home sales, which we believe provided strength to home prices. We believe home prices in the first half of the year were positively impacted by seasonal movement as well as availability of the federal homebuyer tax credit.

Despite some signs of stabilization, serious delinquency rates on single-family loans remain at historically high levels for all major product types. The MBA reported in its National Delinquency Survey that delinquency rates on all single-family loans in their survey dipped to 9.1% as of June 30, 2010, the most recent date for which information is available, down from the record 9.7% at year-end 2009. This lower rate is still the third highest delinquency rate in the 50-year history of the MBA’s survey. Residential loan performance was better in areas with lower unemployment rates and where property prices have fallen slightly or not declined at all in the last two years. The MBA, in its survey, presents delinquency rates both for mortgages it classifies as subprime and for mortgages it classifies as prime conventional. The delinquency rates of subprime mortgages are markedly higher than those of prime conventional loan products in the MBA survey; however, the delinquency experience in prime conventional mortgage loans during the last two years has been significantly worse than in any year since the 1930s.

Based on data from the Federal Reserve’s Flow of Funds Accounts, there was a sustained and significant increase in single-family mortgage debt outstanding from 2001 to 2006. This increase in mortgage debt was driven by increasing sales of new and existing single-family homes during this same period. As reported by FHFA in its Conservator’s Report on the Enterprises’ Financial Condition, dated August 26, 2010, the market share of mortgage-backed securities issued by the GSEs and Ginnie Mae declined significantly from 2001 to 2006 while the market share of non-GSE, or private label, securities peaked. Non-traditional mortgage types, such as interest-only, Alt-A, and option ARMs, also increased in market share during these years, which we believe introduced greater risk into the market. We believe these shifts in market activity, in part, help explain the significant differentiation in delinquency performance of securitized private label and GSE mortgage loans as discussed below.

We estimate that we owned or guaranteed approximately 23% of the outstanding single-family mortgages in the U.S. at September 30, 2010. At June 30, 2010, we held or guaranteed approximately 492,500 seriously delinquent single-family loans, representing approximately 10% of the estimated 5.0 million seriously delinquent single-family mortgages in the market as of June 30, 2010, the most recent date for which the MBA has reported market loan delinquency data in its survey. In contrast, we estimate that private label securities comprised 10% of the single-family mortgages in the U.S. and represented approximately 26% of the seriously delinquent single-family mortgages at June 30, 2010.

Concerns Regarding Deficiencies in Foreclosure Practices

Recent announcements of deficiencies in foreclosure documentation by several large seller/servicers have raised various concerns relating to foreclosure practices. We are working with all of our seller/servicers to identify deficient foreclosure practices. A number of our seller/servicers, including several of our largest ones, have temporarily

7	Freddie Mac

suspended foreclosure proceedings in some or all states in which they do business while they conduct their evaluations. We are also evaluating the impact of these foreclosure practices on our REO properties and have suspended certain REO sales and eviction proceedings for REO properties pending the completion of our evaluation. Issues have also been identified with respect to practices of certain legal counsel involved in the foreclosure process. We have terminated the eligibility of one law firm, which was responsible for handling a significant number of foreclosures for our servicers in Florida. We expect that these issues and the related foreclosure suspensions could prolong the foreclosure process nationwide and may delay sales of our REO properties.

On October 13, 2010, FHFA made public a four-point policy framework detailing FHFA’s plan to address these issues, including guidance for consistent remediation of identified foreclosure process deficiencies. FHFA has directed Freddie Mac and Fannie Mae to implement this plan.

We will face increased expenses related to deficiencies in foreclosure practices and the costs of curing them, which may be significant. These costs will include expenses to remediate issues relating to practices of certain legal counsel that will increase our expenses in future periods. For more information regarding how these deficiencies in foreclosure practices could impact our business, see “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Mortgage Seller/Servicers” and “RISK FACTORS — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.” Throughout this Form 10-Q, we generally refer to these matters as the concerns about foreclosure practices.

Multifamily Housing Market

National multifamily market fundamentals continued to improve during the third quarter of 2010. Vacancy rates, which had climbed to record levels, improved and effective rents, the principal source of income for property owners, appear to have stabilized and began to increase on a national basis. These improving fundamentals helped to stabilize property values in a number of markets. However, the multifamily market continues to be negatively impacted by high unemployment and ongoing weakness in the economy. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Prolonged periods of high apartment vacancies and negative or flat effective rent growth will adversely impact a multifamily property’s net operating income and related cash flows, which can strain the borrower’s ability to make loan payments and thereby potentially increase our delinquency rates and credit expenses.

Outlook

Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties. See “FORWARD-LOOKING STATEMENTS” for additional information.

Overview

Mortgage and credit market conditions will likely remain weak during the remainder of 2010 and the first part of 2011. However, we expect that continued focus on loan workouts, a gradual and modest employment recovery, and relative stabilization in national home prices should lead to lower serious delinquency rates for the overall market over time.

A number of factors make it difficult to predict when a sustained recovery in the mortgage and credit markets will occur, including, among others, uncertainty concerning the effect of current or future government actions to address the economic and housing crisis. We believe that it will be a considerable time until the housing market has a sustained recovery. Our expectation for home prices, based on our own index, is that national average home prices will continue to decline over the near term before a long-term recovery in housing begins, due to, among other factors:

•	the negative impact of an anticipated seasonal slowdown of home purchases in the second half of 2010;

•	our expectation for a sustained volume of distressed sales, which include short sales and sales by financial institutions of their REO properties;

•	the expiration of the federal homebuyer tax credit; and

•	the possibility that unemployment rates will remain high.

Single-Family Guarantee Business

Even if home prices do not continue to decline in the near term as we expect, our credit losses will likely increase in the near term and remain significantly above historical levels for the foreseeable future due to the substantial number of mortgage loans in our single-family credit guarantee portfolio on which borrowers owe more than their

8	Freddie Mac

home is currently worth, as well as the substantial backlog of seriously delinquent loans. For the near term, we also expect:

•	loss severity rates to remain relatively high, as market conditions, such as home prices and the rate of home sales, continue to remain weak;

•	REO operations expense to continue to increase, as single-family REO acquisition volume continues to be high and REO property inventory continues to grow;

•	non-performing assets, which include loans deemed TDRs, to continue to increase;

•	the volume of loan workouts to remain high, in part due to our implementation of HAFA; and

•	growth in the number of loans in the foreclosure process as well as prolonged foreclosure timelines, which may result in increased loan loss reserves in the near term and continued increases in charge-offs in subsequent periods.

Our expectations with respect to foreclosures, REO acquisitions, REO operations expense, and charge-offs could be impacted by delays in the foreclosure process, including further delays related to the concerns about deficiencies in foreclosure practices of our servicers as discussed above.

Multifamily Business

While national multifamily market fundamentals continued to improve in the third quarter of 2010, as discussed above, certain local markets continue to exhibit weak fundamentals. We expect that our multifamily non-performing assets will increase due to adverse market conditions particularly in these markets. Delinquency rates have historically been a lagging indicator and, as a result, we may continue to experience an increase in delinquencies and credit losses despite improving market fundamentals.

Long-Term Financial Sustainability and Future Status

We expect to request additional draws under the Purchase Agreement in future periods. The size and timing of such draws will be determined by a variety of factors that could adversely affect our net worth. While we may experience variability in GAAP total comprehensive income (loss) in future periods negatively impacting our net worth, we expect that our future net worth will continue to be negatively impacted over the long-term by dividend payments on our senior preferred stock. Given our current annual dividend obligation of $6.4 billion, which exceeds our earnings in most historical periods and would increase with additional draws, it is unlikely that we will have net income in excess of our annual dividends payable to Treasury in future periods. In addition, potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010) will also negatively impact our future net worth over the long-term. For a discussion of factors that could result in additional draws, see “LIQUIDITY AND CAPITAL RESOURCES — Capital Resources.”

There continues to be significant uncertainty in the current mortgage market environment, and any changes in the trends in macroeconomic factors, such as home prices and unemployment rates, may cause our results to vary significantly from our expectations. As a result of these factors, there is significant uncertainty as to our long-term financial sustainability.

There is also significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following conservatorship, including whether we will continue to exist. While we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term, the Dodd-Frank Act, which was signed into law on July 21, 2010, requires the Secretary of the Treasury to conduct a study and develop recommendations regarding the options for ending the conservatorship. The Secretary’s report and recommendations are required to be submitted to Congress not later than January 31, 2011. We have no ability to predict the outcome of these deliberations.

Legislative and Regulatory Matters

On September 14, 2010, FHFA published in the Federal Register a final rule establishing new affordable housing goals for Freddie Mac and Fannie Mae for 2010 and 2011. For additional information regarding this rule and other recent legislative and regulatory actions, see “LEGISLATIVE AND REGULATORY MATTERS.”

Investment Activity and Limits Under the Purchase Agreement and by FHFA

Under the terms of the Purchase Agreement and FHFA regulation, the UPB of our mortgage-related investments portfolio may not exceed $810 billion as of December 31, 2010 and this limit will be reduced by 10% each year until it reaches $250 billion. FHFA has stated its expectation that we will not be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of seriously delinquent mortgages out of PC trusts.

9	Freddie Mac

Table 4 presents the UPB of our mortgage-related investments portfolio, for purposes of the limit imposed by the Purchase Agreement and FHFA regulation. We disclose our mortgage assets on this basis monthly under the caption “Mortgage-Related Investments Portfolio — Ending Balance” in our Monthly Volume Summary reports, which are available on our website and in current reports on Form 8-K we file with the SEC.

The UPB of our mortgage-related investments portfolio declined from December 31, 2009 to September 30, 2010, primarily due to liquidations, partially offset by the purchase of $113 billion of seriously delinquent loans from PC trusts.

Table 4 — Mortgage-Related Investments Portfolio(1)

	September 30, 2010	December 31, 2009
	(in millions)

Investments segment — Mortgage investments portfolio	$498,006	$597,827
Single-family Guarantee segment — Single-family unsecuritized mortgage loans(2)	68,744	10,743
Multifamily segment — Mortgage investments portfolio	143,498	146,702

Total mortgage-related investments portfolio	$710,248	$755,272

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Represents unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively pursuing a problem loan workout.

10	Freddie Mac

SELECTED FINANCIAL DATA(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009(2)	2010	2009(2)
	(dollars in millions, except share related amounts)

Statements of Operations Data
Net interest income	$4,279	$4,462	$12,540	$12,576
Provision for credit losses	(3,727)	(7,973)	(14,152)	(22,553)
Non-interest income (loss)	(2,646)	(1,082)	(11,127)	(955)
Non-interest expense	(828)	(965)	(1,974)	(5,421)
Net loss attributable to Freddie Mac	(2,511)	(5,408)	(13,912)	(15,081)
Net loss attributable to common stockholders	(4,069)	(6,701)	(18,058)	(17,894)
Total comprehensive income (loss) attributable to Freddie Mac	1,436	3,052	(874)	852
Per common share data:
Loss:
Basic	(1.25)	(2.06)	(5.56)	(5.50)
Diluted	(1.25)	(2.06)	(5.56)	(5.50)
Cash common dividends	—	—	—	—
Weighted average common shares outstanding (in thousands):(3)
Basic	3,248,794	3,253,172	3,249,753	3,254,261
Diluted	3,248,794	3,253,172	3,249,753	3,254,261

			September 30,	December 31,
			2010	2009
			(dollars in millions)

Balance Sheets Data
Mortgage loans held-for-investment, at amortized cost by consolidated trusts (net of allowance for loan losses)			$1,681,736	$—
All other assets			606,994	841,784
Debt securities of consolidated trusts held by third parties			1,542,503	—
Other debt			727,391	780,604
All other liabilities			18,894	56,808
Total Freddie Mac stockholders’ equity (deficit)			(58)	4,278
Portfolio Balances(4)
Total mortgage portfolio(5)			2,192,079	2,250,539
Mortgage-related investments portfolio			710,248	755,272
Total PCs and Structured Securities(6)			1,747,465	1,854,813
Non-performing assets(7)			121,003	103,919

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(2)	2010	2009(2)

Ratios(8)
Return on average assets(9)	(0.4)%	(2.5)%	(0.8)%	(2.3)%
Non-performing assets ratio(10)	6.1	4.5	6.1	4.5
Equity to assets ratio(11)	0.0	1.0	(0.2)	(1.2)

(1)	See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for information regarding accounting changes impacting the current period. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2009 Annual Report for information regarding accounting changes impacting previously reported results.
(2)	See “QUARTERLY SELECTED FINANCIAL DATA” in our 2009 Annual Report for an explanation of changes in the previously reported Statements of Operations Data for the three and nine months ended September 30, 2009.
(3)	Includes the weighted average number of shares that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in basic loss per share for both the three and nine months ended September 30, 2010 and 2009, because it is unconditionally exercisable by the holder at a cost of $0.00001 per share.
(4)	Represents the UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(5)	See “Table 11 — Segment Mortgage Portfolio Composition” for the composition of our total mortgage portfolio.
(6)	For 2009, includes PCs and Structured Securities that we held for investment. See “Table 11 — Segment Mortgage Portfolio Composition” for the composition of our total mortgage portfolio. Excludes Structured Securities for which we have resecuritized our PCs and Structured Securities. These resecuritized securities do not increase our credit-related exposure and consist of single-class Structured Securities backed by PCs, Structured Securities and principal-only strips. The notional balances of interest-only strips are excluded because this line item is based on UPB.
(7)	See “Table 47 — Non-Performing Assets” for a description of our non-performing assets.
(8)	The return on common equity ratio is not presented because the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit), net of preferred stock (at redemption value), is less than zero for all periods presented. The dividend payout ratio on common stock is not presented because we are reporting a net loss attributable to common stockholders for all periods presented.
(9)	Ratio computed as annualized net income (loss) attributable to Freddie Mac divided by the simple average of the beginning and ending balances of total assets. To calculate the simple average for the nine months ended September 30, 2010, the beginning balance of total assets is based on the January 1, 2010 total assets included in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet” so that both the beginning and ending balances of total assets reflect the changes in accounting principles.
(10)	Ratio computed as non-performing assets divided by the total mortgage portfolio, excluding non-Freddie Mac securities.
(11)	Ratio computed as the simple average of the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) divided by the simple average of the beginning and ending balances of total assets. To calculate the simple average for the nine months ended September 30, 2010, the beginning balance of total Freddie Mac stockholders’ equity (deficit) is based on the January 1, 2010 total Freddie Mac stockholders’ equity (deficit) included in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES — Table 2.1 — Impact of the Change in Accounting for Transfers of Financial Assets and Consolidation of Variable Interest Entities on Our Consolidated Balance Sheet” so that both the beginning and ending balances of total Freddie Mac stockholders’ equity (deficit) reflect the changes in accounting principles.

11	Freddie Mac

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

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which includes changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting,” “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” “NOTE 4: VARIABLE INTEREST ENTITIES,” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information regarding these changes.

As these changes in accounting principles were applied prospectively, our results of operations for the three and nine months ended September 30, 2010 (on both a GAAP and Segment Earnings basis), which reflect the consolidation of trusts that issue our single-family PCs and certain Structured Transactions, are not directly comparable with the results of operations for the three and nine months ended September 30, 2009, which reflect the accounting policies in effect during that time (i.e., when the majority of the securitization entities were accounted for off-balance sheet).

Consolidated Statements of Operations — GAAP Results

Table 5 summarizes the GAAP Consolidated Statements of Operations.

Table 5 — Summary Consolidated Statements of Operations — GAAP Results(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Net interest income	$4,279	$4,462	$12,540	$12,576
Provision for credit losses	(3,727)	(7,973)	(14,152)	(22,553)

Net interest income (loss) after provision for credit losses	552	(3,511)	(1,612)	(9,977)
Non-interest income (loss):
Gains (losses) on extinguishment of debt securities of consolidated trusts	(66)	—	(160)	—
Gains (losses) on retirement of other debt	(50)	(215)	(229)	(475)
Gains (losses) on debt recorded at fair value	(366)	(238)	525	(568)
Derivative gains (losses)	(1,130)	(3,775)	(9,653)	(1,233)
Impairment of available-for-sale securities(2):
Total other-than-temporary impairment of available-for-sale securities	(523)	(4,199)	(1,054)	(21,802)
Portion of other-than-temporary impairment recognized in AOCI	(577)	3,012	(984)	11,272

Net impairment of available-for-sale securities recognized in earnings	(1,100)	(1,187)	(2,038)	(10,530)
Other gains (losses) on investment securities recognized in earnings	(503)	2,684	(1,176)	5,693
Other income	569	1,649	1,604	6,158

Total non-interest income (loss)	(2,646)	(1,082)	(11,127)	(955)

Non-interest expense:
Administrative expenses	(376)	(433)	(1,158)	(1,188)
REO operations income (expense)	(337)	96	(456)	(219)
Other expenses	(115)	(628)	(360)	(4,014)

Total non-interest expense	(828)	(965)	(1,974)	(5,421)

Loss before income tax benefit	(2,922)	(5,558)	(14,713)	(16,353)
Income tax benefit	411	149	800	1,270

Net loss	$(2,511)	$(5,409)	$(13,913)	$(15,083)
Less: Net loss attributable to noncontrolling interest	—	1	1	2

Net loss attributable to Freddie Mac	$(2,511)	$(5,408)	$(13,912)	$(15,081)

(1)	See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for information regarding accounting changes impacting 2010 periods.
(2)	We adopted an amendment to the accounting standards for investments in debt and equity securities effective April 1, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards” in our 2009 Annual Report for additional information regarding the impact of this amendment.

Net Interest Income

Table 6 presents an analysis of net interest income, including average balances and related yields earned on assets and incurred on liabilities.

12	Freddie Mac

Table 6 — Net Interest Income/Yield and Average Balance Analysis

	Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
	(dollars in millions)

Interest-earning assets:

Cash and cash equivalents	$32,956	$24	0.28%	$48,403	$34	0.28%
Federal funds sold and securities purchased under agreements to resell	51,439	24	0.19	29,256	11	0.15

Mortgage-related securities:
Mortgage-related securities(3)	500,500	6,058	4.84	663,744	7,936	4.78
Extinguishment of PCs held by Freddie Mac	(195,890)	(2,543)	(5.19)	—	—	—

Total mortgage-related securities, net	304,610	3,515	4.62	663,744	7,936	4.78

Non-mortgage-related securities(3)	28,631	42	0.59	19,282	144	2.99
Mortgage loans held by consolidated trusts(4)	1,702,055	21,473	5.05	—	—	—
Unsecuritized mortgage loans(4)	222,138	2,305	4.15	129,721	1,740	5.37

Total interest-earning assets	$2,341,829	$27,383	4.67	$890,406	$9,865	4.43

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,723,095	$(21,264)	(4.94)	$—	$—	—
Extinguishment of PCs held by Freddie Mac	(195,890)	2,543	5.19	—	—	—

Total debt securities of consolidated trusts held by third parties	1,527,205	(18,721)	(4.90)	—	—	—

Other debt:
Short-term debt	207,673	(143)	(0.27)	256,324	(333)	(0.51)
Long-term debt(5)	542,842	(4,002)	(2.94)	570,863	(4,792)	(3.35)

Total other debt	750,515	(4,145)	(2.20)	827,187	(5,125)	(2.48)

Total interest-bearing liabilities	2,277,720	(22,866)	(4.01)	827,187	(5,125)	(2.48)
Income (expense) related to derivatives(6)	—	(238)	(0.04)	—	(278)	(0.13)
Impact of net non-interest-bearing funding	64,109	—	0.11	63,219	—	0.19

Total funding of interest-earning assets	$2,341,829	$(23,104)	(3.94)	$890,406	$(5,403)	(2.42)

Net interest income/yield		$4,279	0.73		$4,462	2.01

	Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income	Average	Average	Income	Average
	Balance(1)(2)	(Expense)(1)	Rate	Balance(1)(2)	(Expense)(1)	Rate
			(dollars in millions)

Interest-earning assets:

Cash and cash equivalents	$43,522	$59	0.18%	$51,912	$172	0.44%
Federal funds sold and securities purchased under agreements to resell	46,774	56	0.16	30,801	42	0.18

Mortgage-related securities:
Mortgage-related securities(3)	544,797	19,769	4.84	688,301	24,931	4.83
Extinguishment of PCs held by Freddie Mac	(224,397)	(8,897)	(5.29)	—	—	—

Total mortgage-related securities, net	320,400	10,872	4.52	688,301	24,931	4.83

Non-mortgage-related securities(3)	27,130	158	0.78	15,691	643	5.47
Mortgage loans held by consolidated trusts(4)	1,738,904	66,319	5.09	—	—	—
Unsecuritized mortgage loans(4)	198,844	6,445	4.32	125,379	5,041	5.36

Total interest-earning assets	$2,375,574	$83,909	4.71	$912,084	$30,829	4.51

Interest-bearing liabilities:
Debt securities of consolidated trusts including PCs held by Freddie Mac	$1,754,713	$(66,309)	(5.04)	$—	$—	—
Extinguishment of PCs held by Freddie Mac	(224,397)	8,897	5.29	—	—	—

Total debt securities of consolidated trusts held by third parties	1,530,316	(57,412)	(5.00)	—	—	—

Other debt:
Short-term debt	225,745	(421)	(0.25)	304,122	(2,026)	(0.88)
Long-term debt(5)	553,701	(12,791)	(3.08)	558,337	(15,367)	(3.67)

Total other debt	779,446	(13,212)	(2.26)	862,459	(17,393)	(2.68)

Total interest-bearing liabilities	2,309,762	(70,624)	(4.08)	862,459	(17,393)	(2.68)
Income (expense) related to derivatives(6)	—	(745)	(0.04)	—	(860)	(0.13)
Impact of net non-interest-bearing funding	65,812	—	0.11	49,625	—	0.15

Total funding of interest-earning assets	$2,375,574	$(71,369)	(4.01)	$912,084	$(18,253)	(2.66)

Net interest income/yield		$12,540	0.70		$12,576	1.85

(1)	Excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	For securities, we calculate average balances based on their amortized cost.
(3)	Interest income (expense) includes accretion of the portion of impairment charges recognized in earnings expected to be recovered.
(4)	Non-performing loans, where interest income is generally recognized when collected, are included in average balances.
(5)	Includes current portion of long-term debt.
(6)	Represents changes in fair value of derivatives in cash flow hedge relationships that were previously deferred in AOCI and have been reclassified to earnings as the associated hedged forecasted issuance of debt affects earnings.

13	Freddie Mac

Our adoption of the change to the accounting standards for consolidation as of January 1, 2010, as discussed above, had the following impact on net interest income and net interest yield for the three and nine months ended September 30, 2010, and will have similar effects on those items in future periods:

•	we now include in net interest income both: (a) the interest income earned on the assets held in our consolidated single-family trusts, comprised primarily of mortgage loans, restricted cash and cash equivalents and investments in securities purchased under agreements to resell (the average balance of such assets was $1.7 trillion and $1.8 trillion for the three and nine months ended September 30, 2010, respectively); and (b) the interest expense related to the debt in the form of PCs and Structured Transactions issued by these trusts that are held by third parties (the average balance of such debt was $1.5 trillion for both the three and nine months ended September 30, 2010). Prior to January 1, 2010, we reflected the earnings impact of these securitization activities as management and guarantee income, recorded within non-interest income on our consolidated statements of operations, and as interest income on single-family PCs and on certain Structured Transactions held for investment; and

•	we reverse interest income recognized in prior periods on non-performing loans, where the collection of principal and interest is not reasonably assured, and do not recognize any further interest income associated with these loans upon their placement on non-accrual status except when cash payments are received. Interest income that we did not recognize, which we refer to as forgone interest income, and reversals of previously recognized interest income related to non-performing loans was $1.1 billion and $3.6 billion during the three and nine months ended September 30, 2010, respectively, compared to $92 million and $250 million for the three and nine months ended September 30, 2009, respectively. The increase in forgone interest income and the reversal of interest income reduced our net interest yield for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009. Prior to consolidation of these trusts, the forgone interest income on non-performing loans of the trusts did not reduce net interest income or net interest yield, since it was accounted for through a charge to provision for credit losses.

See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

Net interest income decreased by $183 million and $36 million during the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009 due mainly to lower balances of mortgage-related investments, partially offset by lower funding costs and the inclusion of amounts previously classified as management and guarantee income. Net interest yield declined substantially during the 2010 periods because the net interest yield of our consolidated single-family trusts was lower than the net interest yield of PCs previously included in net interest income and our balance of non-performing mortgage loans increased.

During the nine months ended September 30, 2010, spreads on our debt and our access to the debt markets remained favorable relative to historical levels. For more information, see “LIQUIDITY AND CAPITAL RESOURCES — Liquidity.”

Provision for Credit Losses

We maintain loan loss reserves at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment and loans underlying our financial guarantees. Increases in our loan loss reserves are reflected in earnings through the provision for credit losses. As discussed in “Net Interest Income,” our provision for credit losses was positively impacted by the changes in accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010 since we no longer account for forgone interest income on non-performing loans within our provision for credit losses. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

Since the beginning of 2008, on an aggregate basis, we recorded provision for credit losses associated with single-family loans of approximately $59.1 billion, and an additional $4.9 billion in losses on loans purchased from our PCs, net of recoveries. The majority of these losses are associated with loans originated in 2005 through 2008. Due in part to the factors discussed below, the loans we purchased or guaranteed that were originated in 2005 through 2008 may give rise to additional losses we have not yet provided for. However, we believe, as of September 30, 2010, we provided for the substantial majority of credit losses we expect to ultimately realize on these loans. Various factors, including increases in unemployment rates or further declines in home prices, could require us to provide for losses on these loans beyond our current expectations. See “Table 3 — Credit Statistics, Single-Family Credit Guarantee Portfolio” for certain quarterly credit statistics for our single-family credit guarantee portfolio.

The provision for credit losses was $3.7 billion and $8.0 billion for the third quarters of 2010 and 2009, respectively, and was $14.2 billion in the nine months ended September 30, 2010 compared to $22.6 billion in the nine months ended September 30, 2009. During the 2010 periods, the aggregate UPB of our non-performing loans increased, though at a lower rate than in the 2009 periods. Loss severity rates on our single-family mortgage loans

14	Freddie Mac

remained relatively stable in the first half of 2010, but worsened slightly in the third quarter of 2010, whereas severity rates increased throughout the first half of 2009 before moderating in the third quarter of 2009. The adverse effect of the slight increase in loss severity rates during the third quarter of 2010 was more than offset by higher expectations of recoveries from mortgage insurers.

During the second quarter of 2010, we identified a backlog related to the processing of certain loan workout activities reported to us by our servicers, principally loan modifications and short sales. This backlog resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. The resulting error impacted our provision for credit losses, allowance for loan losses, and provision for income taxes and affected our previously reported financial statements for the interim period ended March 31, 2010, the interim 2009 periods, and the full year ended December 31, 2009. The cumulative effect of this error was recorded as a correction in the second quarter of 2010, which included a $1.0 billion pre-tax cumulative effect of this error associated with the year ended December 31, 2009. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT POLICIES — Basis of Presentation — Out-of-Period Accounting Adjustment.”

Our charge-offs, net of recoveries, increased to $3.7 billion in the third quarter of 2010, compared to $2.2 billion in the third quarter of 2009, due to an increase in the volume of foreclosure transfers, short sales, and deed-in-lieu transactions associated with single-family loans. Charge-offs, net of recoveries, were $10.2 billion in the nine months ended September 30, 2010 compared to $5.0 billion in the nine months ended September 30, 2009. We believe the level of our charge-offs will continue to increase in 2011 as our inventory of seriously delinquent loans and pending foreclosures is reduced. While the quarterly amount of our provision for credit losses has declined for three consecutive quarters, our charge-offs, net of recoveries continued to increase and slightly exceeded our provision for credit losses during the third quarter of 2010.

Our provision for credit losses exceeded the level of our charge-offs, net, by $4.0 billion during the nine months ended September 30, 2010, primarily as a result of a continued increase in non-performing loans, including those in the process of foreclosure. As of September 30, 2010, and December 31, 2009, the UPB of our single-family non-performing loans was $112.7 billion and $98.7 billion, and the UPB of multifamily non-performing loans was $746 million and $538 million, respectively. Although still increasing, the rate of growth in the balance of our non-performing loans slowed during the nine months ended September 30, 2010.

Our non-performing single-family loans increased in the 2010 periods primarily due to continued high transition of loans into serious delinquency, which led to higher volumes of loan modifications and consequently, a rise in the number of loans categorized as TDRs. Impairment analysis for TDRs requires giving recognition in the provision for credit losses to the excess of our investment over the present value of the expected future cash flows. Consequently, we recognized provision for credit losses of approximately $2.8 billion related to concessions on single-family TDRs during the nine months ended September 30, 2010. We expect a continued increase in the number of loan modifications that qualify as TDRs in the fourth quarter of 2010 since the majority of our modifications are anticipated to include a significant reduction in the contractual interest rate.

Our serious delinquencies have remained high due to the continued weakness in home prices and persistently high unemployment, extended foreclosure timelines in many states, and challenges faced by servicers in building capacity to process large volumes of problem loans. Our seller/servicers have an active role in our loan workout activities, including under the MHA Program, and a decline in their performance could result in a failure to realize the anticipated benefits of our loss mitigation plans.

Our allowance for loan losses and amount of charge-offs in the future will be affected by a number of factors, including: (a) the actual level of mortgage defaults; (b) the impact of the MHA Program and our other loss mitigation efforts; (c) changes in property values; (d) regional economic conditions, including unemployment rates; (e) delays in the foreclosure process, including those related to the concerns about deficiencies in foreclosure practices of servicers; (f) third-party mortgage insurance coverage and recoveries; and (g) the realized rate of seller/servicer repurchases. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for additional information on seller/servicer repurchase obligations.

The multifamily market is showing signs of stabilization on a national basis, with three consecutive quarters of positive trends in certain apartment statistics. However, some geographic areas in which we have investments in multifamily mortgage loans, including the states of Nevada, Arizona, and Georgia, continue to exhibit weaker than average fundamentals that increase our risk of future losses. The amount of multifamily loans identified as impaired, where we estimate a specific reserve, increased in both the three and nine months ended September 30, 2010, compared to the 2009 periods. As a result, we increased our loan loss reserves associated with multifamily loans to $931 million as of September 30, 2010 from $831 million as of December 31, 2009.

15	Freddie Mac

Non-Interest Income (Loss)

Gains (Losses) on Extinguishment of Debt Securities of Consolidated Trusts

Subsequent to January 1, 2010, due to the change in accounting for consolidation of VIEs, when we purchase PCs that have been issued by consolidated PC trusts, we extinguish a pro rata portion of the outstanding debt securities of the related consolidated trust. We recognize a gain (loss) on extinguishment of the debt securities to the extent the amount paid to redeem the debt security differs from its carrying value. For the three and nine months ended September 30, 2010, we extinguished debt securities of consolidated trusts with a UPB of $15.9 billion and $21.2 billion, respectively (representing our purchase of single-family PCs with a corresponding UPB amount), and our gains (losses) on extinguishment of these debt securities of consolidated trusts were $(66) million and $(160) million, respectively. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information.

Gains (Losses) on Retirement of Other Debt

Gains (losses) on retirement of other debt were $(50) million and $(229) million during the three and nine months ended September 30, 2010, respectively, compared to $(215) million and $(475) million during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, we recognized fewer losses on debt retirement compared to the three and nine months ended September 30, 2009 primarily due to lower debt repurchase activity in 2010 compared to 2009.

Gains (Losses) on Debt Recorded at Fair Value

Gains (losses) on debt recorded at fair value primarily relate to changes in the fair value of our foreign-currency denominated debt. For the three and nine months ended September 30, 2010, we recognized gains (losses) on debt recorded at fair value of $(366) million and $525 million, respectively, due primarily to the U.S. dollar strengthening relative to the Euro during the first six months of 2010, followed by the U.S. dollar weakening relative to the Euro during the third quarter of 2010. For the three and nine months ended September 30, 2009, we recognized losses on debt recorded at fair value of $238 million and $568 million, respectively, primarily due to the U.S. dollar weakening relative to the Euro. We mitigate changes in the fair value of our foreign-currency denominated debt by using foreign currency swaps and foreign-currency denominated interest-rate swaps.

Derivative Gains (Losses)

Table 7 presents derivative gains (losses) reported in our consolidated statements of operations. See “NOTE 11: DERIVATIVES — Table 11.2 — Gains and Losses on Derivatives” for information about gains and losses related to specific categories of derivatives. Changes in fair value and interest accruals on derivatives not in hedge accounting relationships are recorded as derivative gains (losses) in our consolidated statements of operations. At September 30, 2010 and December 31, 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges. Amounts deferred in AOCI associated with these closed cash flow hedges are reclassified to earnings when the forecasted transactions affect earnings. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported net income (loss), because, while fair value changes in derivatives affect net income, fair value changes in several of the assets and liabilities being hedged do not affect net income.

Table 7 — Derivative Gains (Losses)

	Derivative Gains (Losses)
	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments under the	September 30,		September 30,
accounting standards for derivatives and hedging	2010	2009	2010	2009
	(in millions)

Interest-rate swaps	$(3,963)	$(3,745)	$(14,235)	$9,503
Option-based derivatives(1)	3,303	1,259	8,585	(7,352)
Other derivatives(2)	475	(158)	(498)	(671)
Accrual of periodic settlements(3)	(945)	(1,131)	(3,505)	(2,713)

Total	$(1,130)	$(3,775)	$(9,653)	$(1,233)

(1)	Includes put swaptions, call swaptions, purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and other purchased and written options.
(2)	Other derivatives include futures, foreign currency swaps, commitments, credit derivatives, and swap guarantee derivatives. Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars. Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes imputed interest on zero-coupon swaps.

Gains (losses) on derivatives are principally driven by changes in: (a) swap and forward interest rates and implied volatility; and (b) the mix and volume of derivatives in our derivative portfolio.

16	Freddie Mac

During the three and nine months ended September 30, 2010, the yield curve flattened with declining longer-term swap interest rates, resulting in a loss on derivatives of $1.1 billion and $9.7 billion, respectively. Specifically, for the three and nine months ended September 30, 2010, the decrease in longer-term swap interest rates resulted in fair value losses on our pay-fixed swaps of $11.5 billion and $34.9 billion, respectively, partially offset by fair value gains on our receive-fixed swaps of $7.5 billion and $20.6 billion, respectively. We recognized fair value gains for the three and nine months ended September 30, 2010 of $3.3 billion and $8.6 billion, respectively, on our option-based derivatives, resulting from gains on our purchased call swaptions primarily due to the declines in forward interest rates during these periods.

During the three months ended September 30, 2009, longer-term swap interest rates declined, resulting in a loss on derivatives of $3.8 billion. During the period, the decreasing swap interest rates resulted in fair value losses on our pay-fixed swaps of $8.2 billion, partially offset by gains on our receive-fixed swaps of $4.5 billion. The $1.3 billion increase in fair value of option-based derivatives resulted from gains on our purchased call swaptions due to the impact of the declines in forward interest rates.

During the nine months ended September 30, 2009, the mix and volume of our derivative portfolio were impacted by fluctuations in swap interest rates resulting in a loss on derivatives of $1.2 billion. Longer-term swap interest rates and implied volatility both increased during the nine months ended September 30, 2009. As a result of these factors, we recorded gains on our pay-fixed swap positions, partially offset by losses on our receive-fixed swaps. We also recorded losses on our option-based derivatives, primarily from purchased call swaptions, as the impact of the increasing forward interest rates more than offset the impact of higher implied volatility.

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

Impairments of Available-for-Sale Securities

We recorded net impairments of available-for-sale securities recognized in earnings of $1.1 billion and $2.0 billion during the three and nine months ended September 30, 2010, respectively, compared to $1.2 billion and $10.5 billion for the three and nine months ended September 30, 2009, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities” for additional information regarding the other-than-temporary impairments recorded during the three and nine months ended September 30, 2010 and 2009 and “NOTE 7: INVESTMENTS IN SECURITIES” for information regarding the accounting principles for investments in debt and equity securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

Other Gains (Losses) on Investment Securities Recognized in Earnings

Other gains (losses) on investment securities recognized in earnings primarily consists of gains (losses) on trading securities. We recognized $(561) million and $(1.3) billion related to gains (losses) on trading securities during the three and nine months ended September 30, 2010, respectively, compared to $2.2 billion and $5.0 billion during the three and nine months ended September 30, 2009, respectively.

The fair value of our securities classified as trading was approximately $63.2 billion at September 30, 2010 compared to approximately $235.9 billion at September 30, 2009. The decline in fair value was primarily due to the decrease in our investments in securities resulting from our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010 together with minimal purchase activity during the first three quarters of 2010. This changed the mix of our securities classified as trading to a larger percentage of interest-only securities, which were negatively impacted by the decline in interest rates during 2010. The net gains on trading securities during the three and nine months ended September 30, 2009 related primarily to a decline in interest rates during the three months ended September 30, 2009 and tightening OAS levels during the nine months ended September 30, 2009. In addition, during the three and nine months ended September 30, 2009, we sold

17	Freddie Mac

agency securities classified as trading with UPB of approximately $48 billion and $135 billion, respectively, which generated realized gains of $213 million and $1.5 billion, respectively.

Other Income

Table 8 summarizes the significant components of other income.

Table 8 — Other Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Other income (losses):
Management and guarantee income	$35	$800	$107	$2,290
Gains (losses) on guarantee asset	(11)	580	(36)	2,241
Income on guarantee obligation	34	814	106	2,685
Gains (losses) on sale of mortgage loans	28	282	244	576
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans	—	(360)	—	(591)
Gains (losses) on mortgage loans recorded at fair value	128	(1)	154	(90)
Recoveries on loans impaired upon purchase	247	109	643	229
Low-income housing tax credit partnerships	—	(479)	—	(752)
Trust management income (expense)	—	(155)	—	(600)
All other	108	59	386	170

Total other income	$569	$1,649	$1,604	$6,158

Other income includes items associated with our guarantee business activities of non-consolidated trusts, including management and guarantee income, gains (losses) on guarantee asset, income on guarantee obligation, and trust management income (expense). Upon consolidation of our single-family PC trusts and certain Structured Transactions, guarantee-related items no longer have a material impact on our results and are therefore included in other income on our consolidated statements of operations. The management and guarantee income recognized during the nine months ended September 30, 2010 was earned from our non-consolidated securitization trusts and other mortgage credit guarantees which had an aggregate UPB of $41.2 billion as of September 30, 2010 compared to $1.8 trillion as of September 30, 2009. For additional information on the impact of consolidation of our single-family PC trusts and certain Structured Transactions, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS.”

Lower-of-Cost-or-Fair-Value Adjustments on Held-for-Sale Mortgage Loans

During the three months ended September 30, 2010 and 2009, we recognized lower-of-cost-or-fair-value adjustments of $0 million and $(360) million, respectively. During the nine months ended September 30, 2010 and 2009, we recognized lower-of-cost-or-fair-value adjustments of $0 million and $(591) million, respectively. Due to the change in consolidation accounting for VIEs, which we adopted on January 1, 2010, all single-family mortgage loans on our balance sheet were reclassified as held-for-investment. Consequently, beginning in 2010, we no longer record lower-of-cost-or-fair-value adjustments on single-family mortgage loans.

Gains (Losses) on Mortgage Loans Recorded at Fair Value

We recognized gains (losses) on mortgage loans recorded at fair value of $128 million and $(1) million during the third quarters of 2010 and 2009, respectively, and $154 million and $(90) million during the nine months ended September 30, 2010 and 2009, respectively. We elect fair value on multifamily loans that we expect to securitize and sell. Fair value gains recognized during the 2010 periods reflect declining interest rates and improved multifamily property values during these periods, which increased the estimated fair values of our multifamily loans.

Recoveries on Loans Impaired Upon Purchase

During the three months ended September 30, 2010 and 2009, we recognized recoveries on loans impaired upon purchase of $247 million and $109 million, respectively, and in the nine months ended September 30, 2010 and 2009 our recoveries were $643 million and $229 million, respectively. Our recoveries on loans impaired upon purchase increased in the 2010 periods due to a higher volume of short sales and foreclosure transfers, combined with improvements in home prices in certain geographical areas during the first nine months of 2010, as compared to the first nine months of 2009. Our recoveries on these loans may be volatile in the short-term due to the effects of changes in home prices, among other factors.

Low-Income Housing Tax Credit Partnerships

We partially wrote down the carrying value of our LIHTC investments in the third quarter of 2009 and the remaining carrying value was reduced to zero in the fourth quarter of 2009, as we will not be able to realize any value either through reductions to our taxable income and related tax liabilities or through a sale to a third party. See

18	Freddie Mac

“CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Low-Income Housing Tax Credit Partnerships” in our 2009 Annual Report for more information.

Non-Interest Expense

Table 9 summarizes the components of non-interest expense.

Table 9 — Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Administrative expenses:
Salaries and employee benefits	$224	$230	$688	$658
Professional services	60	91	181	215
Occupancy expense	16	16	47	49
Other administrative expenses	76	96	242	266

Total administrative expenses	376	433	1,158	1,188
REO operations (income) expense	337	(96)	456	219
Other expenses	115	628	360	4,014

Total non-interest expense	$828	$965	$1,974	$5,421

Administrative Expenses

Administrative expenses decreased for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, in part due to our focus on cost reduction measures in 2010, particularly on professional services costs.

REO Operations (Income) Expense

The table below presents the components of our REO operations (income) expense.

Table 10 — REO Operations (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in millions)

Single-family:
REO property expenses(1)	$343	$204	$842	$480
Disposition (gains) losses(2)	26	125	(15)	735
Change in holding period allowance(3)	210	(301)	200	(552)
Recoveries(4)	(242)	(126)	(575)	(454)

Total single-family REO operations (income) expense	337	(98)	452	209
Multifamily REO operations (income) expense	—	2	4	10

Total REO operations (income) expense	$337	$(96)	$456	$219

REO inventory (in properties), at September 30:
Single-family	74,897	41,133	74,897	41,133
Multifamily	13	7	13	7

Total	74,910	41,140	74,910	41,140

REO property dispositions (in properties)	26,336	17,941	74,621	48,568

(1)	Consists of costs incurred to maintain or protect a property after foreclosure acquisition, such as legal fees, insurance, taxes, cleaning and other maintenance charges.
(2)	Represents the difference between the disposition proceeds, net of selling expenses, and the fair value of the property on the date of the foreclosure transfer. Excludes holding period writedowns while in REO inventory.
(3)	Includes both the increase (decrease) in the holding period allowance for properties that remain in inventory at the end of the period as well as any reductions associated with dispositions during the period.
(4)	Includes recoveries from primary mortgage insurance, pool insurance and seller/servicer repurchases.

REO operations (income) expense was $337 million for the third quarter of 2010 as compared to $(96) million for the third quarter of 2009 and was $456 million and $219 million for the nine months ended September 30, 2010 and 2009, respectively. Net disposition losses declined in the third quarter of 2010, compared to the third quarter of 2009, as sales proceeds in the third quarter of 2010 were more closely aligned with carrying values of our REO inventory. We estimate there was a decline in national home prices of 1.8% during the third quarter of 2010 based on our own index of home values, which resulted in our recording an increase in holding period allowance in the quarter. Improvements in recoveries and disposition losses were more than offset by the increases in our holding period allowance, and higher REO property expenses in the 2010 periods, as compared to the 2009 periods. We currently expect REO property expenses to continue to increase in the near term. Our REO acquisition volume could slow due to delays in the foreclosure process, including delays related to concerns about deficiencies in the foreclosure practices of servicers. For more information on how this could adversely affect our REO operations (income) expense, see “RISK

19	Freddie Mac

FACTORS — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.”

Other Expenses

Other expenses declined in 2010, as compared to 2009, primarily due to a significant decrease in losses on loans purchased. Our losses on loans purchased were $3 million and $531 million for the three months ended September 30, 2010 and 2009, respectively, and $23 million and $3.7 billion for the nine months ended September 30, 2010 and 2009, respectively. Beginning January 1, 2010, our single-family PC trusts are consolidated as a result of the change in accounting for consolidation of VIEs. As a result, we no longer record losses on loans purchased when we purchase loans from these consolidated entities since the loans are already recorded on our consolidated balance sheets. In the nine months ended September 30, 2010, losses on loans purchased were associated solely with single-family loans purchased pursuant to long-term standby agreements. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Impaired Loans” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information. See “Recoveries on Loans Impaired Upon Purchase” for additional information about the impacts from these loans on our financial results.

Income Tax Benefit

For the three months ended September 30, 2010 and 2009, we reported an income tax benefit of $411 million and $149 million, respectively. For the nine months ended September 30, 2010 and 2009 we reported an income tax benefit of $800 million and $1.3 billion, respectively. See “NOTE 13: INCOME TAXES” for additional information.

Segment Earnings

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Certain activities that are not part of a reportable segment are included in the All Other category.

The Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related financing, hedging, and administrative expenses.

The Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our lender customers in the primary mortgage market. We securitize most of the mortgages we purchase, and guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities in exchange for management and guarantee fees received over time and other up-front credit-related fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less the related credit costs (i.e., provision for credit losses), administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.

The Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. We primarily purchase multifamily mortgage loans for investment and securitization. We also purchase CMBS for investment; however we have not purchased significant amounts of non-agency CMBS since 2008. These activities support our mission to supply financing for affordable rental housing. Segment Earnings for this segment include management and guarantee fee revenues and the interest earned on assets related to multifamily investment activities, net of allocated funding costs.

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. Beginning January 1, 2010, we revised our method for presenting Segment Earnings to reflect changes in how management measures and assesses the performance of each segment and the company as a whole. This change in method, in conjunction with our implementation of changes in accounting standards relating to transfers of financial assets and the consolidation of VIEs, resulted in significant changes to our presentation of Segment Earnings. Under the revised method, the financial performance of our segments is measured based on each segment’s contribution to GAAP net income (loss). Beginning January 1, 2010, under the revised method, the sum of Segment Earnings for each segment and the All Other category will equal GAAP net income (loss) attributable to Freddie Mac.

Segment Earnings for periods presented prior to 2010 now include the following items that are included in our GAAP-basis earnings, but were deferred or excluded under the previous method for presenting Segment Earnings:

•	Current period GAAP earnings impact of fair value accounting for investments, debt, and derivatives;

•	Allocation of the valuation allowance established against our net deferred tax assets;

20	Freddie Mac

•	Gains and losses on investment sales and debt retirements;

•	Losses on loans purchased and related recoveries;

•	Other-than-temporary impairment of securities recognized in earnings in excess of expected losses; and

•	GAAP-basis accretion income that may result from impairment adjustments.

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

Effective January 1, 2010, we also made significant changes to our GAAP consolidated statements of operations as a result of our adoption of changes in accounting standards for transfers of financial assets and the consolidation of VIEs. These changes make it difficult to view results of our Investments, Single-family Guarantee and Multifamily segments. For example, GAAP net interest income now reflects the earnings impact of much of our securitization activity, whereas, prior to January 1, 2010, the earnings impact of such activity was reflected in GAAP management and guarantee income and other line items. As a result, in presenting Segment Earnings we make significant reclassifications to line items in order to reflect a measure of net interest income on investments and management and guarantee income on guarantees that is in line with our internal measures of performance.

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

We restated Segment Earnings for the three and nine months ended September 30, 2009 to reflect the changes in our method of measuring and assessing the performance of our reportable segments described above. The restated Segment Earnings for the three and nine months ended September 30, 2009 do not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of our implementation of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as this change was applied prospectively consistent with our GAAP results. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the consolidation of certain of our securitization trusts.

See “NOTE 16: SEGMENT REPORTING” for further information regarding our segments, including the descriptions and activities of the segments and the reclassifications and allocations used to present Segment Earnings.

21	Freddie Mac

Table 11 provides information about our various segment mortgage portfolios.

Table 11 — Segment Mortgage Portfolio Composition(1)

	September 30, 2010	December 31, 2009
	(in millions)

Segment portfolios:
Investments — Mortgage investments portfolio:
Single-family unsecuritized mortgage loans(2)	$71,118	$44,135
Guaranteed PCs and Structured Securities	281,380	374,362
Non-Freddie Mac mortgage-related securities	145,508	179,330

Total Investments — Mortgage investments portfolio	498,006	597,827

Single-family Guarantee — Managed loan portfolio:
Single-family unsecuritized mortgage loans(3)	68,744	10,743
Single-family PCs and Structured Securities in the mortgage investments portfolio	263,892	354,439
Single-family PCs and Structured Securities held by third parties	1,449,488	1,471,166
Single-family Structured Transactions in the mortgage investments portfolio	15,833	18,227
Single-family Structured Transactions held by third parties	11,360	8,727

Total Single-family Guarantee — Managed loan portfolio	1,809,317	1,863,302

Multifamily — Guarantee portfolio:
Multifamily PCs and Structured Securities	14,594	14,277
Multifamily Structured Transactions	8,529	3,046

Total Multifamily — Guarantee portfolio	23,123	17,323

Multifamily — Mortgage investments portfolio:
Multifamily investment securities portfolio	60,607	62,764
Multifamily loan portfolio	82,891	83,938

Total Multifamily — mortgage investments portfolio	143,498	146,702

Total Multifamily portfolio	166,621	164,025

Less: Guaranteed PCs, Structured Securities, and certain multifamily securities(4)	(281,865)	(374,615)

Total mortgage portfolio	$2,192,079	$2,250,539

(1)	Based on UPB and excludes mortgage loans and mortgage-related securities traded, but not yet settled.
(2)	Excludes unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively pursuing a problem loan workout.
(3)	Represents unsecuritized non-performing single-family loans for which the Single-family Guarantee segment is actively pursuing a problem loan workout.
(4)	Guaranteed PCs and Structured Securities held by us are included in both our Investments segment’s mortgage investments portfolio and our Single-family Guarantee segment’s managed loan portfolio, and certain multifamily securities held by us are included in both the multifamily investment securities portfolio and the multifamily guarantee portfolio. Therefore, these amounts are deducted in order to reconcile to our total mortgage portfolio.

Segment Earnings — Results

See “NOTE 16: SEGMENT REPORTING — Segments” for information regarding the description and activities of our Investments, Single-family Guarantee, and Multifamily Segments.

22	Freddie Mac

Investments

Table 12 presents the Segment Earnings of our Investments segment.

Table 12 — Segment Earnings and Key Metrics — Investments(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$1,667	$1,574	$4,487	$6,102
Non-interest income (loss):
Net impairments of available-for-sale securities	(934)	(1,004)	(1,637)	(9,376)
Derivative gains (losses)	192	(1,374)	(4,703)	3,312
Other non-interest income (loss)	(768)	2,168	(496)	4,360

Total non-interest income (loss)	(1,510)	(210)	(6,836)	(1,704)

Non-interest expense:
Administrative expenses	(110)	(130)	(343)	(371)
Other non-interest expense	(1)	(11)	(14)	(26)

Total non-interest expense	(111)	(141)	(357)	(397)

Segment adjustments(2)	272	—	1,076	—

Segment Earnings (loss) before income tax benefit (expense)	318	1,223	(1,630)	4,001
Income tax benefit (expense)	(34)	(265)	192	583
Less: Net (income) loss — noncontrolling interest	—	—	(2)	—

Segment Earnings (loss), net of taxes	$284	$958	$(1,440)	$4,584

Key metrics — Investments:
Portfolio balances:
Average balances of interest-earning assets:(3)(4)(5)
Mortgage-related securities(6)	$439,073	$585,209	$482,660	$614,527
Non-mortgage-related investments(7)	113,026	96,941	117,426	98,404
Unsecuritized single-family loans	65,214	49,926	54,550	48,120

Total average balances of interest-earning assets	$617,313	$732,076	$654,636	$761,051

Return:
Net interest yield — Segment Earnings basis (annualized)	1.08%	0.86%	0.91%	1.07%

(1)	Under our revised method of presenting Segment Earnings, Segment Earnings for the Investments segment equals GAAP net income (loss) attributable to Freddie Mac for the Investments segment. For reconciliations of the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Based on UPB and excludes mortgage-related securities traded, but not yet settled.
(4)	Excludes non-performing single-family mortgage loans.
(5)	For securities, we calculate average balances based on their amortized cost.
(6)	Includes our investments in single-family PCs and certain Structured Transactions, which have been consolidated under GAAP on our consolidated balance sheet beginning on January 1, 2010.
(7)	Includes the average balances of interest-earning cash and cash equivalents, non-mortgage-related securities, and federal funds sold and securities purchased under agreements to resell.

Segment Earnings (loss) for our Investments segment decreased to $284 million and $(1.4) billion for the three and nine months ended September 30, 2010, respectively, compared to $958 million and $4.6 billion for the three and nine months ended September 30, 2009, respectively.

Segment Earnings net interest income and net interest yield increased $93 million and 22 basis points, respectively, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The primary driver underlying the increases in Segment Earnings net interest income and Segment Earnings net interest yield was a decrease in funding costs as a result of: (a) the replacement of higher cost short- and long-term debt with lower cost debt; and (b) reduced derivative cash amortization, since in 2009 we increased our use of purchased swaptions to mitigate increases in prepayment option risk on our mortgage assets. The decrease in funding costs was partially offset by a shift in the mix of our average interest-earning assets from higher yielding mortgage-related securities to lower yielding mortgage-related and non-mortgage-related assets.

Segment Earnings net interest income and net interest yield decreased $1.6 billion and 16 basis points, respectively, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The primary drivers underlying the decreases in Segment Earnings net interest income and Segment Earnings net interest yield were: (a) a decrease in the average balance of mortgage-related securities; and (b) lower yields on non-mortgage related assets. These drivers were partially offset by a decrease in funding costs as a result of the replacement of higher cost short- and long-term debt with lower cost debt.

23	Freddie Mac

Our Segment Earnings non-interest loss increased $1.3 billion and $5.1 billion for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009, respectively. Included in other non-interest income (loss) are gains (losses) on trading securities of $(0.6) billion and $(1.3) billion during the three and nine months ended September 30, 2010, compared to $2.2 billion and $5.0 billion during the three and nine months ended September 30, 2009. As a result of our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010 and together with minimal purchase activity during the first nine months of 2010, the mix of our securities classified as trading changed to a larger percentage of interest-only securities, which were negatively impacted by the decline in interest rates. The net gains on trading securities during the three and nine months ended September 30, 2009 related primarily to a decline in interest rates during the three months ended September 30, 2009 and tightening OAS levels during the nine months ended September 30, 2009.

We recorded derivative gains (losses) for this segment of $192 million and $(4.7) billion during the three and nine months ended September 30, 2010, respectively. While derivatives are an important aspect of our management of interest-rate risk, they generally increase the volatility of reported Segment Earnings, because, while fair value changes in derivatives affect Segment Earnings, fair value changes in several of the assets and liabilities being hedged do not affect Segment Earnings. The yield curve flattened with longer-term swap interest rates declining resulting in fair value losses on our pay-fixed swaps partially offset by fair value gains on our receive-fixed swaps and gains on our purchased call swaptions during the nine months ended September 30, 2010. However, during the three months ended September 30, 2010, these losses were offset by gains on our foreign-currency swaps as a result of the U.S. dollar weakening relative to the Euro. We recorded derivative gains (losses) of $(1.4) billion and $3.3 billion for the three and nine months ended September 30, 2009, respectively. Declines in the longer-term swap interest rates resulted in fair value losses for the three months ended September 30, 2009 while increases in the longer-term swap interest rates and implied volatility resulted in fair value gains for the nine months ended September 30, 2009.

Impairments recorded in our Investments segment decreased by $70 million and $7.7 billion during the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009. Impairments for the nine months ended September 30, 2010 and 2009 are not comparable because the adoption of the amendment to the accounting standards for investments in debt and equity securities on April 1, 2009 significantly impacted both the identification and measurement of other-than-temporary impairments. See “Non-Interest Income (Loss) — Derivative Gains (Losses)” and “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities — Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities” for additional information on our derivatives and impairments, respectively.

During the three and nine months ended September 30, 2010, the UPB of the Investments segment mortgage investments portfolio decreased at an annualized rate of 19% and 22%, respectively, compared to a decrease of 29% and 6% for the three and nine months ended September 30, 2009, respectively. The UPB of the Investments segment mortgage investments portfolio decreased from $598 billion at December 31, 2009 to $498 billion at September 30, 2010 as a result of liquidations and, to a lesser extent, sales, primarily of agency mortgage-related securities. Liquidations during 2010 increased substantially due to purchases of seriously delinquent and modified loans from the mortgage pools underlying both our PCs and other agency securities. Non-performing loans, including those that formerly underlay our PCs, are presented in the Single-family Guarantee segment.

We held $324.2 billion of agency mortgage-related securities and $102.7 billion of non-agency mortgage-related securities as of September 30, 2010 compared to $440.0 billion of agency mortgage-related securities and $113.7 billion of non-agency mortgage-related securities as of December 31, 2009. The decline in the UPB of mortgage-related securities is due mainly to the receipt of monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral representing a partial return of our investments in these securities. The decline in the UPB of non-agency mortgage-related securities is also due in part to principal cash shortfalls totaling $188 million and $416 million for the three and nine months ended September 30, 2010, respectively. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities” for additional information regarding our mortgage-related securities.

The objectives set forth for us under our charter and conservatorship and restrictions set forth in the Purchase Agreement may negatively impact our Investments segment results over the long term. For example, the required reduction in our mortgage-related investments portfolio UPB limit to $250 billion, through successive annual 10% declines, commencing in 2010, will likely cause a corresponding reduction in our net interest income from these assets and therefore negatively affect our Investments segment results. FHFA also stated its expectation that any net additions to our mortgage-related investments portfolio would be related to purchasing seriously delinquent mortgages out of PC pools. We are also subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

24	Freddie Mac

For information on the potential impact of the requirement to reduce the mortgage-related investments portfolio limit by 10% annually, commencing in 2010, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2009 Annual Report and “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS — Impact of the Purchase Agreement and FHFA Regulation on the Mortgage-Related Investments Portfolio.”

25	Freddie Mac

Single-Family Guarantee Segment

Table 13 presents the Segment Earnings of our Single-family Guarantee segment.

Table 13 — Segment Earnings and Key Metrics — Single-Family Guarantee(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$(4)	$86	$106	$214
Provision for credit losses	(3,980)	(7,922)	(15,315)	(22,511)
Non-interest income:
Management and guarantee income	922	840	2,635	2,601
Other non-interest income	307	198	785	493

Total non-interest income	1,229	1,038	3,420	3,094
Non-interest expense:
Administrative expenses	(212)	(246)	(656)	(658)
REO operations income (expense)	(337)	98	(452)	(209)
Other non-interest expense	(97)	(566)	(293)	(3,827)

Total non-interest expense	(646)	(714)	(1,401)	(4,694)

Segment adjustments(2)	(245)	—	(666)	—

Segment Earnings (loss) before income tax benefit	(3,646)	(7,512)	(13,856)	(23,897)
Income tax benefit	508	1,018	617	2,618

Segment Earnings (loss), net of taxes	(3,138)	(6,494)	(13,239)	(21,279)
Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments(3)	—	1,280	—	4,281
Tax-related adjustments	—	(448)	—	(1,499)

Total reconciling items, net of taxes	—	832	—	2,782

Net income (loss) attributable to Freddie Mac	$(3,138)	$(5,662)	$(13,239)	$(18,497)

Key metrics — Single-family Guarantee:
Balances and Growth (in billions, except rate):
Average securitized balance of single-family credit guarantee portfolio(4)	$1,710	$1,809	$1,748	$1,792
Issuance — Single-family credit guarantees(4)	91	122	261	381
Fixed-rate products — Percentage of purchases(5)	95.0%	99.2%	95.6%	99.6%
Liquidation rate — Single-family credit guarantees (annualized)(6)	26.2%	24.2%	26.9%	25.5%
Management and Guarantee Fee Rate (in basis points, annualized):
Contractual management and guarantee fees	13.5	13.6	13.5	14.0
Amortization of credit fees	6.4	4.5	5.4	4.8

Segment Earnings management and guarantee income	19.9	18.1	18.9	18.8

Credit:
Serious delinquency rate at end of period	3.80%	3.43%	3.80%	3.43%
REO inventory, at end of period (number of units)	74,897	41,133	74,897	41,133
Single-family credit losses, in basis points (annualized)(7)	91.4	46.2	78.8	39.0
Market:
Single-family mortgage debt outstanding (total U.S. market, in billions)(8)	N/A	$10,375	N/A	$10,375
30-year fixed mortgage rate(9)	4.3%	5.0%	4.3%	5.0%

(1)	Beginning January 1, 2010, under our revised method, Segment Earnings for the Single-family Guarantee segment equals GAAP net income (loss) attributable to Freddie Mac for the Single-family Guarantee segment. For reconciliations of Segment Earnings for the Single-family Guarantee segment in the three and nine months ended September 30, 2009 and the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee obligation and guarantee asset which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.
(4)	Based on UPB.
(5)	Excludes Structured Transactions, but includes interest-only mortgages with fixed interest rates.
(6)	Includes our purchases of delinquent loans from PC pools. On February 10, 2010, we announced that we would begin purchasing substantially all 120 days or more delinquent mortgages from our related fixed-rate and ARM PCs. See “CONSOLIDATED BALANCE SHEET ANALYSIS — Mortgage Loans” for more information.
(7)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with single-family mortgage loans. Calculated as the amount of credit losses divided by the average balance of our single-family credit guarantee portfolio.
(8)	Source: Federal Reserve Flow of Funds Accounts of the United States of America dated September 17, 2010.
(9)	Based on Freddie Mac’s Primary Mortgage Market Survey rate for the last week in the quarter, which represents the national average mortgage commitment rate to a qualified borrower exclusive of any fees and points required by the lender. This commitment rate applies only to conventional financing on conforming mortgages with LTV ratios of 80%.

Segment Earnings (loss) for our Single-family Guarantee segment was a loss of $(3.1) billion and $(6.5) billion in the third quarters of 2010 and 2009, and $(13.2) billion and $(21.3) billion for the nine months ended September 30, 2010 and 2009, respectively.

26	Freddie Mac

Table 14 below provides summary information about the composition of Segment Earnings for this segment. Segment Earnings management and guarantee income consists of contractual amounts due to us related to our management and guarantee fees as well as amortization of credit fees.

Table 14 — Segment Earnings Composition — Single-Family Guarantee Segment

	For the Three Months Ended September 30, 2010
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in basis points)

Year of origination:
2010	$130	24.8	$(46)	8.7	$84
2009	210	19.5	(65)	6.0	145
2008	142	31.3	(346)	76.1	(204)
2007	115	20.4	(1,618)	284.8	(1,503)
2006	69	16.2	(1,258)	294.5	(1,189)
2005	76	15.7	(622)	127.6	(546)
2004 and prior	180	16.4	(362)	33.0	(182)

Total	$922	19.9	$(4,317)	93.0	(3,395)

Administrative expenses					(212)
Net interest income					(4)
Income tax benefits and other non-interest income and (expense), net					473

Segment Earnings (loss), net of taxes					$(3,138)

	For the Nine Months Ended September 30, 2010
	Segment Earnings
	Management and
	Guarantee Income(1)		Credit Expenses(2)
		Average		Average	Net
	Amount	Rate(3)	Amount	Rate(3)	Amount(4)
	(dollars in millions, rates in basis points)

Year of origination:
2010	$226	23.9	$(74)	7.8	$152
2009	599	17.9	(314)	9.4	285
2008	411	27.8	(1,791)	121.4	(1,380)
2007	381	21.1	(6,121)	339.6	(5,740)
2006	223	16.4	(4,734)	348.1	(4,511)
2005	241	15.6	(1,954)	126.9	(1,713)
2004 and prior	554	15.9	(779)	22.4	(225)

Total	$2,635	18.9	$(15,767)	112.9	(13,132)

Administrative expenses					(656)
Net interest income					106
Income tax benefits and other non-interest income and (expense), net					443

Segment Earnings (loss), net of taxes					$(13,239)

(1)	Includes amortization of credit fees of $295 million and $749 million for the three and nine months ended September 30, 2010, respectively.
(2)	Consists of the aggregate of the Segment Earnings provision for credit losses and Segment Earnings REO operations expense.
(3)	Annualized, based on the average securitized balance of the single-family credit guarantee portfolio. Historical rates may not be representative of future results.
(4)	Calculated as Segment Earnings management and guarantee income less credit expenses, which consist of Segment Earnings provision for credit losses and Segment Earnings REO operations expense.

Segment Earnings management and guarantee income increased in the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, primarily due to an increase in the amortization of credit fees. Increased amortization of credit fees in the 2010 periods, compared to the 2009 periods, reflects higher credit fees associated with loans purchased in the last two years as well as higher prepayment rates on guaranteed mortgages in the 2010 periods. The average balance of our Single-family Guarantee managed loan portfolio was approximately 1% lower in the third quarter of 2010, as compared to the third quarter of 2009, due to liquidations of mortgages exceeding our new purchase and guarantee activity in 2010. While our issuance volume in the nine months ended September 30, 2010 declined to $261 billion, compared to $381 billion in the nine months ended September 30, 2009, we continued to experience a high composition of refinance mortgages in our purchase volume during the third quarter of 2010 due to continued low interest rates and the impact of our relief refinance mortgages. We believe the combination of high refinance activity (excluding relief refinance mortgages) and changes in underwriting standards continues to result in overall improvement in the credit quality associated with our single-family mortgage purchases in 2009 and 2010 as compared to purchases from 2005 through 2008.

27	Freddie Mac

During the nine months ended September 30, 2010, we raised our management and guarantee fee rates with certain of our seller/servicers; however, these increased rates are still lower than the average rates of the PCs that were liquidated during these periods. We currently believe the increase in management and guarantee fee rates, when coupled with the higher credit quality of the mortgages within our new PC issuances, should offset expected losses associated with these newly-issued guarantees. However, the increase in management and guarantee fees on our newly originated business will not be sufficient to offset the credit expenses associated with our historical PC issuances since the management and guarantee fees associated with those securities do not change. Consequently, we expect to continue to report a net loss for the Single-family Guarantee segment for the near term.

Our Segment Earnings provision for credit losses for the Single-family Guarantee segment was $4.0 billion for the third quarter of 2010, compared to $7.9 billion for the third quarter of 2009 and $15.3 billion for the nine months ended September 30, 2010, compared to $22.5 billion for the nine months ended September 30, 2009. Segment Earnings provision for credit loss for the third quarter of 2010 reflects a slowdown in the growth of our non-performing single-family loans and continued high volumes of loan modifications. The third quarter of 2010 also benefitted from higher expectations for future recoveries from mortgage insurers. The Segment Earnings provision for credit losses was lower in the nine months ended September 30, 2010 primarily due to slower growth in non-performing loans in our single-family credit guarantee portfolio, as compared to the nine months ended September 30, 2009, partially offset by an increase in the number of single-family loans subject to individual impairment resulting from an increase in modifications classified as TDRs during 2010. Our estimates of allowance for loan losses associated with loans classified as TDRs generally result in an increase in the allowance for loan losses as compared to non-TDR loans evaluated on an aggregate basis. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Non-performing assets” for further information on the growth of non-performing single-family loans. Our Segment Earnings provision for credit losses is generally higher than that recorded under GAAP primarily due to recognized provision associated with forgone interest income on non-performing loans, which is not recognized under GAAP since the loans are placed on non-accrual status.

During the second quarter of 2010, we identified a backlog related to the processing of loan workout activities reported to us by our servicers, principally loan modifications and short sales. This backlog resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. Our Single-family Guarantee segment’s results for the nine months ended September 30, 2010 includes an increase to provision for credit losses of $0.9 billion cumulative effect, net of taxes, of this error associated with the year ended December 31, 2009. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation — Out-of-Period Accounting Adjustment.”

The delinquency rate on our single-family credit guarantee portfolio decreased to 3.80% as of September 30, 2010 from 3.98% as of December 31, 2009 due to a higher volume of loan modifications, mortgage loans returning to non-delinquent status, and foreclosure transfers, as well as a slowdown in new serious delinquencies. As of September 30, 2010, more than one-third of our single-family credit guarantee portfolio is comprised of mortgage loans originated during 2009 and 2010. These new vintages reflect the combination of changes in underwriting practices and other factors and are replacing the older vintages that have a higher composition of higher-risk mortgage products. We currently expect that, over time, this should positively impact the serious delinquency rates and credit losses of our single-family credit guarantee portfolio. Gross charge-offs for this segment increased to $4.9 billion in the third quarter of 2010 compared to $2.9 billion in the third quarter of 2009, primarily due to an increase in the volume of foreclosure transfers and short sales. Gross single-family charge-offs were $13.0 billion and $6.6 billion in the nine months ended September 30, 2010 and 2009, respectively. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Segment Earnings other non-interest income rose to $307 million and $785 million during the three and nine months ended September 30, 2010, respectively, from $198 million and $493 million during the three and nine months ended September 30, 2009, respectively. The increases in the 2010 periods compared to the 2009 periods were primarily due to higher recoveries of a portion of previously recognized losses on loans purchased.

Segment Earnings non-interest expense was $646 million and $714 million in the third quarter of 2010 and 2009, respectively, and was $1.4 billion and $4.7 billion in the nine months ended September 30, 2010 and 2009, respectively. The declines in non-interest expense in the 2010 periods were primarily due to a decline in losses on loans purchased that resulted from changes in accounting standards adopted on January 1, 2010. REO operations income (expense) was $(337) million and $98 million in the third quarters of 2010 and 2009, respectively, and was $(452) million and $(209) million in the nine months ended September 30, 2010 and 2009, respectively. We experienced net disposition gains (losses) on REO properties of $(26) million and $15 million in the three and nine

28	Freddie Mac

months ended September 30, 2010, respectively, compared to net disposition losses on REO properties of $(125) million and $(735) million in the three and nine months ended September 30, 2009, respectively.

Segment Earnings income tax benefit was $508 million and $617 million in the three and nine months ended September 30, 2010, compared to $1.0 billion and $2.6 billion in the three and nine months ended September 30, 2009, respectively. Income tax benefits primarily result from the benefit of carrying back a portion of our expected current year tax loss to offset prior years’ income and changes in our 2009 tax benefit that can be carried back to previous tax years. We exhausted our capacity for carrying back net operating losses for tax purposes during 2010.

29	Freddie Mac

Multifamily Segment

Table 15 presents the Segment Earnings of our Multifamily segment.

Table 15 — Segment Earnings and Key Metrics — Multifamily(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in millions)

Segment Earnings:
Net interest income	$290	$224	$806	$617
Provision for credit losses	(19)	(89)	(167)	(146)
Non-interest income (loss):
Management and guarantee income	25	22	74	66
Security impairments	(5)	(54)	(77)	(54)
Derivative gains (losses)	1	—	5	(31)
Other non-interest income (loss)	185	(140)	348	(355)

Total non-interest income (loss)	206	(172)	350	(374)

Non-interest expense:
Administrative expenses	(54)	(57)	(159)	(159)
REO operations expense	—	(2)	(4)	(10)
Other non-interest expense	(17)	(5)	(53)	(17)

Total non-interest expense	(71)	(64)	(216)	(186)

Segment adjustments(2)	—	—	—	—

Segment Earnings (loss) before income tax benefit (expense)	406	(101)	773	(89)
LIHTC partnerships tax benefit	146	148	439	447
Income tax benefit (expense)	(171)	(131)	(463)	(447)
Less: Net (income) loss — noncontrolling interest	—	1	3	2

Segment Earnings (loss), net of taxes	381	(83)	752	(87)

Reconciliation to GAAP net income (loss):
Credit guarantee-related adjustments(3)	—	9	—	11
Fair value-related adjustments	—	(362)	—	(362)
Tax-related adjustments	—	123	—	122

Total reconciling items, net of taxes	—	(230)	—	(229)

Net income (loss) attributable to Freddie Mac	$381	$(313)	$752	$(316)

Key metrics — Multifamily:
Balances and Growth:
Average balance of Multifamily loan portfolio	$82,966	$79,748	$82,843	$77,214
Average balance of Multifamily guarantee portfolio	$22,480	$16,373	$21,229	$15,901
Average balance of Multifamily investment securities portfolio	$60,988	$63,468	$61,835	$64,067
Liquidation rate — Multifamily loan portfolio (annualized)	5.7%	2.9%	4.3%	3.4%
Growth rate (annualized)	5.4%	11.9%	6.3%	13.9%
Yield and Rate:
Net interest yield — Segment Earnings basis (annualized)	0.80%	0.63%	0.74%	0.58%
Average Management and guarantee fee rate, in basis points (annualized)(4)	49.8	53.7	50.6	53.2
Credit:
Delinquency rate, at period end(5)	0.36%	0.14%	0.36%	0.14%
Allowance for loan losses and reserve for guarantee losses, at period end	$931	$404	$931	$404
Allowance for loan losses and reserve for guarantee losses, in basis points	87.8	41.4	87.8	41.4
Credit losses, in basis points (annualized)(6)	9.0	7.4	9.2	4.3

(1)	Beginning January 1, 2010, under our revised method, Segment Earnings for the Multifamily segment equals GAAP net income (loss) attributable to Freddie Mac for the Multifamily segment. For reconciliations of Segment Earnings for the Multifamily segment in the three and nine months ended September 30, 2009 and the Segment Earnings line items to the comparable line items in our consolidated financial statements prepared in accordance with GAAP, see “NOTE 16: SEGMENT REPORTING — Table 16.2 — Segment Earnings and Reconciliation to GAAP Results.”
(2)	For a description of our segment adjustments see “NOTE 16: SEGMENT REPORTING — Segment Earnings — Segment Adjustments.”
(3)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation which were excluded from Segment Earnings in 2009.
(4)	Represents Multifamily Segment Earnings — management and guarantee income, excluding prepayment and certain other fees, divided by the average balance of the multifamily guarantee portfolio, excluding certain bonds under the New Issuance Bond Initiative.
(5)	Based on UPBs of mortgages two monthly payments or more past due as well as those in the process of foreclosure and excluding Structured Transactions at period end. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Delinquencies” for further information.
(6)	Credit losses are equal to REO operations expenses plus charge-offs, net of recoveries, associated with multifamily mortgage loans. Calculated as the amount of credit losses divided by the combined average balances of our multifamily loan portfolio and multifamily guarantee portfolio, including Structured Transactions.

Segment Earnings (loss) for our Multifamily segment was $381 million and $(83) million for the third quarters of 2010 and 2009, respectively, and was $752 million and $(87) million for the nine months ended September 30, 2010 and 2009, respectively.

Segment Earnings net interest income increased to $290 million in the third quarter of 2010 from $224 million in the third quarter of 2009, and was $806 million and $617 million in the nine months ended September 30, 2010 and

30	Freddie Mac

2009, respectively. We benefited from lower funding costs on allocated debt in the 2010 periods, primarily due to slightly lower interest rates as well as lower allocated debt levels from the write-down of our LIHTC investments. As a result, net interest yield in the third quarter of 2010 improved by 17 basis points from the third quarter of 2009.

Segment Earnings provision for credit losses was $19 million and $89 million in the three months ended September 30, 2010 and 2009, respectively and was $167 million and $146 million in the nine months ended September 30, 2010 and 2009, respectively. The increase in Segment Earnings provision for credit losses in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily the result of an increase in the amount of loans identified as impaired and the specific reserve recorded in connection with those loans. The Segment Earnings provision for credit losses decreased in the third quarter of 2010, compared to the third quarter of 2009, as a result of improving fundamentals in the national multifamily market.

Segment Earnings non-interest income (loss) increased to $206 million in the three months ended September 30, 2010 from $(172) million in the third quarter of 2009 and was $350 million and $(374) million in the nine months ended September 30, 2010 and 2009, respectively. The increase in non-interest income in the 2010 periods was primarily due to net gains recognized on the sale of loans, gains on mortgage loans recorded at fair value, and the absence of LIHTC partnership losses. We sold $5.4 billion in UPB of multifamily loans during the nine months ended September 30, 2010, including $5.2 billion in sales through Structured Transactions, which support our efforts to increase our securitization of multifamily loans. In addition, there were no LIHTC partnership losses during the three and nine months ended September 30, 2010, due to the partial write-down of these investments during the third quarter of 2009 and the remaining carrying value was reduced to zero in the fourth quarter of 2009. See “MD&A — CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Low-Income Housing Tax Credit Partnerships” in our 2009 Annual Report for more information.

National multifamily market fundamentals continued to improve during the third quarter of 2010. Vacancy rates, which had climbed to record levels, improved and effective rents, the principal source of income for property owners, appear to have stabilized and began to increase on a national basis. Improving fundamentals, including lower vacancy rates, have helped to stabilize property values in a number of markets. However, the multifamily market continues to be negatively impacted by high unemployment and ongoing weakness in the economy. Certain local markets continue to exhibit weak fundamentals, particularly in the states of Nevada, Arizona, and Georgia. Vacancy rates and effective rents are important to loan performance because multifamily loans are generally repaid from the cash flows generated by the underlying property. Prolonged periods of high apartment vacancies and negative or flat effective rent growth will adversely impact a multifamily property’s net operating income and related cash flows, which can strain the borrower’s ability to make loan payments and thereby potentially increase our delinquency rates and credit expenses.

The delinquency rate of our multifamily mortgage portfolio increased in 2010, rising from 0.19% at December 31, 2009 to 0.36% at September 30, 2010. The delinquency rates for our multifamily mortgage portfolio are positively impacted to the extent we are successful in working with troubled borrowers to modify their loans prior to the loan becoming delinquent or in providing loan modifications to delinquent borrowers. Our credit-enhanced loans collectively have a higher average delinquency rate than our non-credit enhanced loans. As of September 30, 2010, more than one-half of our multifamily loans that were two monthly payments or more past due, measured both in terms of number of loans and on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information on delinquencies, including geographical and other concentrations.

Multifamily mortgages where the original terms of the mortgage loan agreement are modified due to the borrower’s financial difficulties and where we provide a concession are accounted for as TDRs. During the nine months ended September 30, 2010, we modified or restructured 15 loans totaling $144 million in UPB that were categorized as TDRs, compared to one loan with $64 million in UPB categorized as a TDR in the nine months ended September 30, 2009. In the third quarter of 2010, we experienced increased volumes of TDRs and REO acquisitions, compared to the third quarter of 2009. These activities resulted in net charge-offs of $23 million and $68 million in the three and nine months ended September 30, 2010, respectively. We currently expect that our charge offs will continue to increase in the near term driven by REO acquisitions and TDRs as we continue to resolve loans with troubled borrowers.

The UPB of the multifamily loan portfolio decreased from $83.9 billion at December 31, 2009 to $82.9 billion at September 30, 2010, primarily due to increased securitization activity, lower purchase volume, and increased competition as other participants are slowly reentering the market. We expect to continue to purchase multifamily loans in the near term, though our purchases may not exceed liquidations and securitizations.

31	Freddie Mac

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

As a result of the adoption of these accounting standards, our consolidated balance sheets as of September 30, 2010 reflect the consolidation of our single-family PC trusts and certain of our Structured Transactions. The cumulative effect of these changes in accounting principles was an increase of $1.5 trillion to assets and liabilities, and a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which included changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our non-accrual policy to single-family seriously delinquent mortgage loans consolidated as of January 1, 2010.

See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting,” “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” “NOTE 4: VARIABLE INTEREST ENTITIES,” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information regarding these changes.

Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell

Cash and cash equivalents, federal funds sold and securities purchased under agreements to resell, and other liquid assets discussed in “Investments in Securities — Non-Mortgage-Related Securities,” are important to our cash flow and asset and liability management, and our ability to provide liquidity and stability to the mortgage market. We use these assets to help manage recurring cash flows and meet our other cash management needs. We consider federal funds sold to be overnight unsecured trades executed with commercial banks that are members of the Federal Reserve System. Securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities. As discussed above, commencing January 1, 2010, we consolidated the assets of our single-family PC trusts and certain Structured Transactions. These assets included short-term non-mortgage assets, comprised primarily of restricted cash and cash equivalents and securities purchased under agreements to resell.

Excluding amounts related to our consolidated VIEs, we held $27.9 billion and $64.7 billion of cash and cash equivalents, $4.0 billion and $0 billion of federal funds sold, and $15.2 billion and $7.0 billion of securities purchased under agreements to resell at September 30, 2010 and December 31, 2009, respectively. The aggregate decrease in these assets is largely related to using such assets for debt calls and maturities during the first nine months of 2010. In addition, excluding amounts related to our consolidated VIEs, we held on average $29.1 billion and $36.7 billion of cash and cash equivalents and $30.2 billion and $32.9 billion of federal funds sold and securities purchased under agreements to resell during the three and nine months ended September 30, 2010, respectively.

Investments in Securities

Table 16 provides detail regarding our investments in securities as presented in our consolidated balance sheets. Due to the accounting changes noted above, Table 16 does not include our holdings of single-family PCs and certain Structured Transactions as of September 30, 2010. For information on our holdings of such securities, see “Table 11 — Segment Mortgage Portfolio Composition.”

32	Freddie Mac

Table 16 — Investments in Securities

	Fair Value
	September 30, 2010	December 31, 2009
	(in millions)

Investments in securities:
Available-for-sale:
Available-for-sale mortgage-related securities:
Freddie Mac(1)(2)	$87,166	$223,467
Subprime	34,074	35,721
CMBS	59,302	54,019
Option ARM	6,925	7,236
Alt-A and other	13,323	13,407
Fannie Mae	26,238	35,546
Obligations of states and political subdivisions	10,351	11,477
Manufactured housing	903	911
Ginnie Mae	312	347

Total available-for-sale mortgage-related securities	238,594	382,131

Available-for-sale non-mortgage-related securities:
Asset-backed securities	991	2,553

Total available-for-sale non-mortgage-related securities	991	2,553

Total investments in available-for-sale securities	239,585	384,684

Trading:
Trading mortgage-related securities:
Freddie Mac(1)(2)	12,935	170,955
Fannie Mae	20,034	34,364
Ginnie Mae	179	185
Other	57	28

Total trading mortgage-related securities	33,205	205,532

Trading non-mortgage-related securities:
Asset-backed securities	13	1,492
Treasury bills	25,629	14,787
Treasury notes	3,919	—
FDIC-guaranteed corporate medium-term notes	442	439

Total trading non-mortgage-related securities	30,003	16,718

Total investments in trading securities	63,208	222,250

Total investments in securities	$302,793	$606,934

(1)	Upon our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs on January 1, 2010, we no longer account for single-family PCs and certain Structured Transactions we purchase as investments in securities because we now recognize the underlying mortgage loans on our consolidated balance sheets through consolidation of the related trusts. These loans are discussed below in “Mortgage Loans.” For further information, see “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES.”

(2)	For information on the types of instruments that are included, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities.”

Non-Mortgage-Related Securities

Our investments in non-mortgage-related securities provide an additional source of liquidity for us. We held investments in non-mortgage-related available-for-sale and trading securities of $31.0 billion and $19.3 billion as of September 30, 2010 and December 31, 2009, respectively. Our holdings of non-mortgage-related securities at September 30, 2010 increased compared to December 31, 2009 as we acquired Treasury bills to maintain required liquidity and contingency levels.

All of our holdings of non-mortgage-related asset-backed securities, primarily backed by credit card receivables, were AAA-rated as of October 22, 2010 based on UPB as of September 30, 2010 and using the lowest rating available.

We did not record a net impairment of available-for-sale securities recognized in earnings during the three and nine months ended September 30, 2010 on our non-mortgage-related securities. We recorded net impairments of $0 million and $185 million for our non-mortgage-related securities during the three and nine months ended September 30, 2009, respectively, as we could not assert that we did not intend to, or would not be required to, sell these securities before a recovery of the unrealized losses. We do not expect any contractual cash shortfalls related to these impaired securities. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report for information on how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009.

Mortgage-Related Securities

We are primarily a buy-and-hold investor in mortgage-related securities, which consist of securities issued by Fannie Mae, Ginnie Mae, and other financial institutions. We also invest in our own mortgage-related securities.

33	Freddie Mac

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

Table 17 provides the UPB of our investments in mortgage-related securities classified as either available-for-sale or trading on our consolidated balance sheets. Due to the accounting changes noted above, Table 17 does not include our holdings of single-family PCs and certain Structured Transactions as of September 30, 2010. For information on our holdings of such securities, see “Table 11 — Segment Mortgage Portfolio Composition.”

Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets

	September 30, 2010			December 31, 2009
	Fixed Rate	Variable Rate(1)	Total	Fixed Rate	Variable Rate(1)	Total
	(in millions)

PCs and Structured Securities:(2)
Single-family	$79,649	$8,074	$87,723	$294,958	$77,708	$372,666
Multifamily	444	1,696	2,140	277	1,672	1,949

Total PCs and Structured Securities	80,093	9,770	89,863	295,235	79,380	374,615

Non-Freddie Mac mortgage-related securities:
Agency mortgage-related securities:(3)
Fannie Mae:
Single-family	22,887	19,482	42,369	36,549	28,585	65,134
Multifamily	349	89	438	438	90	528
Ginnie Mae:
Single-family	307	121	428	341	133	474
Multifamily	30	—	30	35	—	35

Total agency mortgage-related securities	23,573	19,692	43,265	37,363	28,808	66,171

Non-agency mortgage-related securities:
Single-family:(4)
Subprime	370	55,366	55,736	395	61,179	61,574
Option ARM	—	16,104	16,104	—	17,687	17,687
Alt-A and other	2,496	16,946	19,442	2,845	18,594	21,439
CMBS	21,800	37,828	59,628	23,476	38,439	61,915
Obligations of states and political subdivisions(5)	10,316	34	10,350	11,812	42	11,854
Manufactured housing	955	150	1,105	1,034	167	1,201

Total non-agency mortgage-related securities(6)	35,937	126,428	162,365	39,562	136,108	175,670

Total UPB of mortgage-related securities	$139,603	$155,890	295,493	$372,160	$244,296	616,456

Premiums, discounts, deferred fees, impairments of UPB and other basis adjustments			(10,139)			(5,897)
Net unrealized losses on mortgage-related securities, pre-tax			(13,555)			(22,896)

Total carrying value of mortgage-related securities			$271,799			$587,663

(1)	Variable-rate mortgage-related securities include those with a contractual coupon rate that, prior to contractual maturity, is either scheduled to change or is subject to change based on changes in the composition of the underlying collateral.
(2)	For our PCs and Structured Securities, we are subject to the credit risk associated with the underlying mortgage loan collateral. On January 1, 2010, we began prospectively recognizing on our consolidated balance sheets the mortgage loans underlying our issued single-family PCs and certain Structured Transactions as held-for-investment mortgage loans, at amortized cost. We do not consolidate our resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Investments in Securities” for further information.
(3)	Agency mortgage-related securities are generally not separately rated by nationally recognized statistical rating organizations, but are viewed as having a level of credit quality at least equivalent to non-agency mortgage-related securities AAA-rated or equivalent.
(4)	For information about how these securities are rated, see “Table 22 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS.”
(5)	Consists of mortgage revenue bonds. Approximately 52% and 55% of these securities held at September 30, 2010 and December 31, 2009, respectively, were AAA-rated as of those dates, based on the lowest rating available.
(6)	Credit ratings for most non-agency mortgage-related securities are designated by no fewer than two nationally recognized statistical rating organizations. Approximately 24% and 26% of total non-agency mortgage-related securities held at September 30, 2010 and December 31, 2009, respectively, were AAA-rated as of those dates, based on the UPB and the lowest rating available.

The total UPB of our investments in mortgage-related securities on our consolidated balance sheets decreased from $616.5 billion at December 31, 2009 to $295.5 billion at September 30, 2010 primarily as a result of a decrease of $286.5 billion related to our adoption of the amendments to the accounting standards for the transfers of financial assets and the consolidation of VIEs on January 1, 2010.

Table 18 summarizes our mortgage-related securities purchase activity for the three and nine months ended September 30, 2010 and 2009. The purchase activity for the three and nine months ended September 30, 2010 includes our purchase activity related to the single-family PCs and Structured Transactions issued by trusts that we consolidated. Due to the accounting changes noted above, effective January 1, 2010, purchases of single-family PCs and Structured

34	Freddie Mac

Transactions issued by trusts that we consolidated are recorded as an extinguishment of debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Table 18 — Total Mortgage-Related Securities Purchase Activity(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Non-Freddie Mac mortgage-related securities purchased for Structured Securities:
Ginnie Mae Certificates	$40	$7	$53	$41
Non-agency mortgage-related securities purchased for Structured Transactions(2)	969	—	8,653	5,690

Total Non-Freddie Mac mortgage-related securities purchased for Structured Securities	1,009	7	8,706	5,731

Non-Freddie Mac mortgage-related securities purchased as investments in securities:
Agency securities:
Fannie Mae:
Fixed-rate	—	269	—	39,796
Variable-rate	209	106	373	2,669

Total Fannie Mae	209	375	373	42,465

Ginnie Mae fixed-rate	—	—	—	27

Total agency mortgage-related securities	209	375	373	42,492

Non-agency securities:
CMBS variable-rate	40	—	40	—
Mortgage revenue bonds fixed-rate	—	84	—	179

Total non-agency mortgage-related securities	40	84	40	179

Total non-Freddie Mac mortgage-related securities purchased as investments in securities	249	459	413	42,671

Total non-Freddie Mac mortgage-related securities purchased	$1,258	$466	$9,119	$48,402

Freddie Mac mortgage-related securities repurchased:
Single-family:
Fixed-rate	$17,344	$38,873	$23,389	$169,135
Variable-rate	79	4,852	282	5,369
Multifamily:
Fixed-rate	31	—	216	—
Variable-rate	—	—	41	—

Total Freddie Mac mortgage-related securities repurchased	$17,454	$43,725	$23,928	$174,504

(1)	Based on UPB. Excludes mortgage-related securities traded but not yet settled.
(2)	Purchases in 2010 primarily include Structured Transactions, and HFA bonds we acquired and resecuritized under the New Issue Bond Initiative. See our 2009 Annual Report for further information on this component of the Housing Finance Agency Initiative.

Unrealized Losses on Available-for-Sale Mortgage-Related Securities

At September 30, 2010, our gross unrealized losses, pre-tax, on available-for-sale mortgage-related securities were $26.9 billion, compared to $42.7 billion at December 31, 2009. This improvement in unrealized losses reflects: (a) a decline in market interest rates; and (b) fair value gains related to the movement of securities with unrealized losses towards maturity. We believe the unrealized losses related to these securities at September 30, 2010 were mainly attributable to poor underlying collateral performance, limited liquidity and large risk premiums in the market for residential non-agency mortgage-related securities. All securities in an unrealized loss position are evaluated to determine if the impairment is other-than-temporary. See “Total Equity (Deficit)” and “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding unrealized losses on our available-for-sale securities.

Higher Risk Components of Our Investments in Mortgage-Related Securities

As discussed below, we have exposure to subprime, option ARM, and Alt-A and other loans as part of our investments in mortgage-related securities as follows:

•	Single-family non-agency mortgage-related securities: We hold non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans.

•	Structured Transactions: We hold certain Structured Transactions as part of our investments in securities. There are subprime and option ARM loans underlying some of these Structured Transactions. For more information on certain higher risk categories of single-family loans underlying our Structured Transactions, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk.”

35	Freddie Mac

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans

We classify our non-agency mortgage-related securities as subprime, option ARM, or Alt-A if the securities were labeled as such when sold to us. Tables 19 and 20 present information about our holdings of these securities.

Table 19 — Non-Agency Mortgage-Related Securities Backed by Subprime First Lien, Option ARM, and Alt-A Loans and Certain Related Credit Statistics(1)

	As of
	09/30/2010	06/30/2010	03/31/2010	12/31/2009	09/30/2009
	(dollars in millions)

UPB:
Subprime first lien	$55,250	$56,922	$58,912	$61,019	$63,810
Option ARM	16,104	16,603	17,206	17,687	18,213
Alt-A(2)	16,406	16,909	17,476	17,998	18,683
Gross unrealized losses, pre-tax:(3)
Subprime first lien	$16,446	$17,757	$18,462	$20,998	$24,440
Option ARM	4,815	5,770	6,147	6,475	6,996
Alt-A(2)	2,542	3,335	3,539	4,032	4,834
Present value of expected credit losses:
Subprime first lien	$4.364	$3,311	$4,444	$4,263	$3,788
Option ARM	4,208	3,534	3,769	3,700	3,862
Alt-A(2)	2,101	1,653	1,635	1,845	1,935
Collateral delinquency rate:(4)
Subprime first lien	45%	46%	49%	49%	46%
Option ARM	44	45	46	45	42
Alt-A(2)	26	26	27	26	24
Cumulative collateral loss:(5)
Subprime first lien	17%	16%	15%	13%	12%
Option ARM	11	10	9	7	6
Alt-A(2)	6	5	5	4	3
Average credit enhancement:(6)
Subprime first lien	25%	26%	28%	29%	30%
Option ARM	12	13	15	16	18
Alt-A(2)	9	10	10	11	12

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	Excludes non-agency mortgage-related securities backed by other loans primarily comprised of securities backed by home equity lines of credit.
(3)	Gross unrealized losses, pre-tax, represent the aggregate of the amount by which amortized cost, after other-than-temporary impairments, exceeds fair value measured at the individual lot level.
(4)	Determined based on the number of loans that are two monthly payments or more past due that underlie the securities using information obtained from a third-party data provider.
(5)	Based on the actual losses incurred on the collateral underlying these securities. Actual losses incurred on the securities that we hold are significantly less than the losses on the underlying collateral as presented in this table, as our non-agency mortgage-related securities backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination.
(6)	Reflects the average current credit enhancement on all such securities we hold provided by subordination of other securities held by third parties. Excludes credit enhancement provided by monoline bond insurance.

Table 20 — Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A Loans(1)

	Three Months Ended
	09/30/2010	06/30/2010	03/31/2010	12/31/2009	09/30/2009
	(in millions)

Net impairment of available-for-sale securities recognized in earnings:
Subprime — first and second liens	$213	$17	$332	$515	$623
Option ARM	577	48	102	15	224
Alt-A and other	296	333	19	51	283
Principal repayments and cash shortfalls:(2)
Subprime — first and second liens:
Principal repayments	$1,685	$2,001	$2,117	$2,807	$3,166
Principal cash shortfalls	8	12	13	14	12
Option ARM:
Principal repayments	$377	$435	$449	$525	$533
Principal cash shortfalls	122	80	32	2	—
Alt-A and other:
Principal repayments	$582	$653	$617	$792	$899
Principal cash shortfalls	56	67	22	21	16

(1)	See “Ratings of Non-Agency Mortgage-Related Securities” for additional information about these securities.
(2)	In addition to the contractual interest payments, we receive monthly remittances of principal repayments from both the recoveries of liquidated loans and, to a lesser extent, voluntary repayments of the underlying collateral of these securities representing a partial return of our investment in these securities.

Since the first quarter of 2008 we have not purchased any non-agency mortgage-related securities backed by subprime, option ARM, or Alt-A loans. As discussed below, we recognized impairment on our holdings of such securities in 2009 and 2010, including during the three months ended September 30, 2010 and 2009. See “Table 21 — Net Impairment on Available-for-Sale Mortgage-Related Securities Recognized in Earnings” for more information.

36	Freddie Mac

We continue to pursue strategies to mitigate our losses as an investor in non-agency mortgage-related securities. On July 12, 2010, FHFA, as Conservator of Freddie Mac and Fannie Mae, announced that it had issued subpoenas to various entities seeking loan files and other transaction documents related to non-agency mortgage-related securities in which the two enterprises invested. FHFA stated that the documents will enable it to determine whether issuers of these securities and others are liable to Freddie Mac and Fannie Mae for certain losses they have suffered on the securities. In its announcement, FHFA noted that, before and during conservatorship, Freddie Mac and Fannie Mae sought to assess and enforce their rights as investors in non-agency mortgage-related securities, in an effort to recoup losses suffered in connection with their portfolios. However, difficulty in obtaining the loan documents has presented a challenge to the companies’ efforts. There is no assurance as to how the various entities will respond to the subpoenas, or to what extent the information sought will result in loss recoveries.

We also have joined an investor group that has delivered a notice of non-performance to Bank of New York Mellon, as Trustee, and Countrywide Home Loan Servicing LP related to possible ineligible mortgages backing certain mortgage-related securities issued by Countrywide Financial.

The effectiveness of these or any other loss mitigation efforts for these securities is uncertain and any potential recoveries may take significant time to realize. These efforts could have a material impact on our estimate of future losses.

For purposes of our impairment analysis, our estimate of the present value of expected credit losses on our non-agency mortgage-related securities portfolio increased from $9.9 billion to $12.0 billion during the three months ended September 30, 2010. This increase was due mainly to increased estimates of loss severities, resulting from: (a) declines in realized and expected home prices; and (b) an increase in our estimate of the impact these price declines will have on severities after considering lengthening foreclosure timelines and other factors. As impairment is determined on an individual security basis, we recorded net impairment of available-for-sale securities recognized in earnings on non-agency mortgage-related securities during the three months ended September 30, 2010, as our estimate of the present value of expected credit losses on certain of these individual securities increased during the period, in excess of previously recorded other-than-temporary impairment expense.

Since the beginning of 2007, we have incurred actual principal cash shortfalls of $523 million on impaired non-agency mortgage-related securities. Many of the trusts that issued our non-agency mortgage-related securities were structured so that realized collateral losses in excess of credit enhancements are not passed on to investors until the investment matures. We currently estimate that the future expected principal and interest shortfalls on non-agency mortgage-related securities will be significantly less than the fair value declines.

Our non-agency mortgage-related securities backed by subprime first lien, option ARM, and Alt-A loans were structured to include credit enhancements, particularly through subordination. These credit enhancements are one of the primary reasons we expect our actual losses, through principal or interest shortfalls, to be less than the underlying collateral losses in aggregate. However, it is difficult to estimate the point at which credit enhancements will be exhausted. During the third quarter of 2010, we experienced the depletion of credit enhancements on select securities backed by subprime first lien, option ARM, and Alt-A loans due to poor performance of the underlying collateral.

The concerns about deficiencies in foreclosure practices of servicers may also adversely affect the values of, and our losses on, our non-agency mortgage-related securities, including by causing further delays in foreclosure timelines.

37	Freddie Mac

Other-Than-Temporary Impairments on Available-for-Sale Mortgage-Related Securities

Table 21 provides information about the mortgage-related securities for which we recognized other-than-temporary impairments during the three months ended September 30, 2010 and 2009.

Table 21 — Net Impairment on Available-for-Sale Mortgage-Related Securities Recognized in Earnings

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
		Net Impairment of		Net Impairment of
		Available-for-Sale Securities		Available-for-Sale Securities
	UPB	Recognized in Earnings	UPB	Recognized in Earnings
	(in millions)

Subprime:
2006 and 2007 first lien	$12,847	$204	$27,888	$607
Other years — first and second liens(1)	496	9	763	16

Total subprime — first and second liens	13,343	213	28,651	623

Option ARM:
2006 and 2007	10,721	526	8,353	165
Other years	1,509	51	2,422	59

Total option ARM	12,230	577	10,775	224

Alt-A:
2006 and 2007	4,971	227	4,805	123
Other years	2,607	59	5,691	160

Total Alt-A	7,578	286	10,496	283

Other loans(2)	841	10	—	—

Total subprime, option ARM, Alt-A, and other loans	33,992	1,086	49,922	1,130
CMBS	312	6	1,351	54
Manufactured housing	460	8	58	3

Total available-for-sale mortgage-related securities	$34,764	$1,100	$51,331	$1,187

(1)	Includes all second liens.
(2)	Primarily comprised of securities backed by home equity lines of credit.

We recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $1.1 billion and $2.0 billion during the three and nine months ended September 30, 2010, respectively, as our estimate of the present value of expected credit losses on certain individual securities increased during the periods. Included in these net impairments are $1.1 billion and $1.9 billion of impairments related to securities backed by subprime, option ARM, and Alt-A and other loans during the three and nine months ended September 30, 2010, respectively.

There has been a decline in credit performance of loans underlying our non-agency mortgage-related securities. This decline has been particularly severe for subprime, option ARM, and Alt-A and other loans. Many of the same economic factors impacting the performance of our single-family credit guarantee portfolio also impact the performance of our investments in non-agency mortgage-related securities. High unemployment, a large inventory of seriously delinquent mortgage loans and unsold homes, tight credit conditions, and weak consumer confidence contributed to poor performance during the three and nine months ended September 30, 2010. In addition, subprime, option ARM, and Alt-A and other loans backing our securities have significantly greater concentrations in the states that are undergoing the greatest economic stress, such as California, Florida, Arizona, and Nevada. Loans in these states undergoing economic stress are more likely to become delinquent and the credit losses associated with such loans are likely to be higher.

We rely on monoline bond insurance, including secondary coverage, to provide credit protection on some of our investments in mortgage-related and non-mortgage-related securities. We have determined that there is substantial uncertainty surrounding certain monoline bond insurers’ ability to pay our future claims on expected credit losses related to our non-agency mortgage-related security investments. This uncertainty contributed to the impairments recognized in earnings during the nine months ended September 30, 2010 and 2009. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS — Bond Insurers” for additional information.

While it is reasonably possible that collateral losses on our available-for-sale mortgage-related securities where we have not recorded an impairment earnings charge could exceed our credit enhancement levels, we do not believe that those conditions were likely at September 30, 2010. Based on our conclusion that we do not intend to sell our remaining available-for-sale mortgage-related securities and it is not more likely than not that we will be required to sell these securities before a sufficient time to recover all unrealized losses and our consideration of other available information, we have concluded that the reduction in fair value of these securities was temporary at September 30, 2010 and as such has been recorded in AOCI.

38	Freddie Mac

During the three and nine months ended September 30, 2009 we recorded net impairment of available-for-sale mortgage-related securities recognized in earnings of $1.2 billion and $10.3 billion, respectively. The impairments recorded during the three months ended September 30, 2009 related primarily to increases in expected credit losses on our non-agency mortgage-related securities. Of the impairments recorded during the nine months ended September 30, 2009, $6.9 billion were recognized in the first quarter, prior to our adoption of the amendment to the accounting standards related to investments in debt and equity securities, and included both credit and non-credit-related other-than-temporary impairments. For further information on our adoption of the amendment to the accounting standards for investments in debt and equity securities and how other-than-temporary impairments are recorded on our financial statements commencing in the second quarter of 2009, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Recently Adopted Accounting Standards — Change in the Impairment Model for Debt Securities” in our 2009 Annual Report. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information regarding the accounting principles for investments in debt and equity securities and the other-than-temporary impairments recorded during the three and nine months ended September 30, 2010 and 2009.

Our assessments concerning other-than-temporary impairment require significant judgment and the use of models, and are subject to potentially significant change due to the performance of the individual securities and mortgage market conditions. Depending on the structure of the individual mortgage-related security and our estimate of collateral losses relative to the amount of credit support available for the senior classes we own, a change in collateral loss estimates can have a disproportionate impact on the loss estimate for the security. Additionally, servicer performance, loan modification programs and backlogs, bankruptcy reform and other forms of government intervention in the housing market can significantly affect the performance of these securities, including the timing of loss recognition of the underlying loans and thus the timing of losses we recognize on our securities. Foreclosure processing suspensions can also affect our losses. For example, while defaulted loans remain in the trusts prior to completion of the foreclosure process, the subordinate classes of securities issued by the securitization trusts may continue to receive interest payments, rather than absorbing default losses, thereby reducing the amount of credit support available for the senior classes we own. Given the extent of the housing and economic downturn over the past few years, it is difficult to forecast and estimate the future performance of mortgage loans and mortgage-related securities with any assurance, and actual results could differ materially from our expectations. Furthermore, various market participants could arrive at materially different conclusions regarding estimates of future cash shortfalls. For more information on how delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure practices, could adversely affect the values of, and our losses on, our non-agency mortgage-related securities, see “RISK FACTORS — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.”

39	Freddie Mac

Ratings of Non-Agency Mortgage-Related Securities

Table 22 shows the ratings of available-for-sale non-agency mortgage-related securities backed by subprime, option ARM, Alt-A and other loans, and CMBS held at September 30, 2010 based on their ratings as of September 30, 2010 as well as those held at December 31, 2009 based on their ratings as of December 31, 2009 using the lowest rating available for each security.

Table 22 — Ratings of Available-for-Sale Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, Alt-A and Other Loans, and CMBS

			Gross	Monoline
		Amortized	Unrealized	Insurance
Credit Ratings as of September 30, 2010	UPB	Cost	Losses	Coverage(1)
	(in millions)

Subprime loans:
AAA-rated	$2,350	$2,350	$(248)	$33
Other investment grade	3,499	3,499	(477)	456
Below investment grade(2)	49,880	44,744	(15,796)	1,839

Total	$55,729	$50,593	$(16,521)	$2,328

Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	253	253	(58)	146
Below investment grade(2)	15,851	11,473	(4,757)	54

Total	$16,104	$11,726	$(4,815)	$200

Alt-A and other loans:
AAA-rated	$1,364	$1,371	$(114)	$7
Other investment grade	3,046	3,056	(442)	385
Below investment grade(2)	15,032	12,036	(2,615)	2,525

Total	$19,442	$16,463	$(3,171)	$2,917

CMBS:
AAA-rated	$29,520	$29,588	$(80)	$43
Other investment grade	26,377	26,333	(843)	1,656
Below investment grade(2)	3,653	3,428	(1,177)	1,705

Total	$59,550	$59,349	$(2,100)	$3,404

Credit Ratings as of December 31, 2009

Subprime loans:
AAA-rated	$4,600	$4,597	$(643)	$34
Other investment grade	6,248	6,247	(1,562)	625
Below investment grade(2)	50,716	45,977	(18,897)	1,895

Total	$61,564	$56,821	$(21,102)	$2,554

Option ARM loans:
AAA-rated	$—	$—	$—	$—
Other investment grade	350	345	(152)	166
Below investment grade(2)	17,337	13,341	(6,323)	163

Total	$17,687	$13,686	$(6,475)	$329

Alt-A and other loans:
AAA-rated	$1,825	$1,844	$(247)	$9
Other investment grade	4,829	4,834	(1,051)	530
Below investment grade(2)	14,785	12,267	(4,249)	2,752

Total	$21,439	$18,945	$(5,547)	$3,291

CMBS:
AAA-rated	$32,831	$32,914	$(2,108)	$43
Other investment grade	26,233	26,167	(4,661)	1,658
Below investment grade(2)	2,813	2,711	(1,019)	1,701

Total	$61,877	$61,792	$(7,788)	$3,402

(1)	Represents the amount of UPB covered by monoline insurance. This amount does not represent the maximum amount of losses we could recover, as the monoline insurance also covers interest.
(2)	Includes securities with S&P credit ratings below BBB− and certain securities that are no longer rated.

40	Freddie Mac

Mortgage Loans

Table 23 provides detail regarding the mortgage loans on our consolidated balance sheets, including: (a) mortgage loans underlying consolidated single-family PCs and certain Structured Transactions (regardless of whether such securities are held by us or third parties); and (b) unsecuritized single-family and multifamily mortgage loans.

Table 23 — Characteristics of Mortgage Loans on Our Consolidated Balance Sheets

	September 30, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
	(in millions)

Mortgage loans held by consolidated trusts:
Single-family:(1)
Conventional:
Amortizing	$1,524,447	$59,307	$1,583,754	$—	$—	$—
Interest-only	21,485	64,431	85,916	—	—	—

Total conventional	1,545,932	123,738	1,669,670
FHA/VA and USDA Rural Development	3,043	3	3,046	—	—	—
Structured Transactions	8,275	8,153	16,428	—	—	—

Total UPB of single-family mortgage loans held by consolidated trusts	$1,557,250	$131,894	1,689,144	—	—	—

Premiums, discounts, deferred fees and other basis adjustments			5,820	—	—	—
Allowance for loan losses on mortgage loans held-for-investment by consolidated trusts(2)			(13,228)	—	—	—

Total mortgage loans held by consolidated trusts, net			$1,681,736	$—	$—	$—

Unsecuritized mortgage loans:
Single-family:(1)
Conventional:
Amortizing	$115,051	$4,073	$119,124	$49,033	$1,250	$50,283
Interest-only	4,531	14,366	18,897	425	1,060	1,485

Total conventional	119,582	18,439	138,021	49,458	2,310	51,768
FHA/VA and USDA Rural Development	1,841	—	1,841	3,110	—	3,110

Total single-family	121,423	18,439	139,862	52,568	2,310	54,878
Multifamily(3)	70,082	12,809	82,891	71,939	11,999	83,938

Total UPB of unsecuritized mortgage loans	$191,505	$31,248	222,753	$124,507	$14,309	138,816

Deferred fees, unamortized premiums, discounts and other basis adjustments			(7,819)			(9,317)
Lower-of-cost-or-fair-value adjustments on loans held-for-sale			77			(188)
Allowance for loan losses on unsecuritized mortgage loans held-for-investment(2)			(25,173)			(1,441)

Total unsecuritized mortgage loans, net			$189,838			$127,870

Mortgage loans, net:
Held-for-investment			$1,868,710			$111,565
Held-for-sale			2,864			16,305

Total mortgage loans, net			$1,871,574			$127,870

(1)	Based on the UPB. Variable-rate single-family mortgage loans include those with a contractual coupon rate that is scheduled to change prior to the contractual maturity date. Single-family mortgage loans also include mortgages with balloon/reset provisions.
(2)	See “NOTE 5: MORTGAGE LOANS” for information about our allowance for loan losses on mortgage loans held-for-investment.
(3)	Based on the UPB, excluding mortgage loans traded but not yet settled. Variable-rate multifamily mortgage loans include only those loans that, as of the reporting date, have a contractual coupon rate that is subject to change.

Mortgage loans held-for-sale decreased, and mortgage loans held-for-investment increased, from December 31, 2009 to September 30, 2010, primarily due to a change in the accounting for VIEs discussed in “Change in Accounting Principles,” which resulted in our consolidation of assets underlying approximately $1.8 trillion of our PCs and $21 billion of Structured Transactions as of January 1, 2010. Upon adoption of the new accounting standards on January 1, 2010, we redesignated all single-family loans that were held-for-sale as held-for-investment, which totaled $13.5 billion in UPB and resulted in the recognition of a lower-of-cost-or-fair-value adjustment of $80 million included as a reduction in the beginning balance of retained earnings for 2010. As of September 30, 2010, our mortgage loans held-for-sale consisted solely of multifamily mortgage loans that we purchased for securitization or sale and recorded at fair value. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

The UPB of unsecuritized single-family mortgage loans increased from $54.9 billion at December 31, 2009 to $139.9 billion at September 30, 2010, due to increased purchases of seriously delinquent and modified loans from the mortgage pools underlying our PCs discussed below. The UPB of multifamily mortgage loans decreased from $83.9 billion at December 31, 2009 to $82.9 billion at September 30, 2010, due to our sale of $5.4 billion in loans as well as our limited purchases during the nine months ended September 30, 2010. Our multifamily loan sales in the nine months ended September 30, 2010 primarily consisted of sales through Structured Transactions which support our

41	Freddie Mac

efforts to increase securitization of our multifamily mortgages. We expect to continue to make investments in multifamily loans in the near term, though our purchases may not exceed liquidations and securitizations.

As securities administrator for the trusts that issue our PCs and Structured Securities, we are required to repurchase all convertible ARMs when the borrower exercises the option to convert the interest rate from an adjustable rate to a fixed rate; and in the case of balloon/reset loans, shortly before the mortgage reaches its scheduled balloon reset date. During the nine months ended September 30, 2010 and 2009, we purchased $1.7 billion and $963 million, respectively, of convertible ARMs and balloon/reset loans out of PC pools.

As guarantor, we also have the right to purchase mortgages that back our PCs from the underlying loan pools when they are significantly past due or when we determine that loss of the property is likely or default by the borrower is imminent due to borrower incapacity, death or other extraordinary circumstances that make future payments unlikely or impossible. This right to repurchase mortgages is known as our repurchase option, and we exercise this option when we modify a mortgage. When we purchase mortgage loans from consolidated trusts, we reclassify the loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and record an extinguishment of the corresponding portion of the debt securities of the consolidated trusts. We also purchase loans under financial guarantees related to our long-term standby agreements; these loans are unsecuritized and we classify them as held-for-investment. We purchased $16.2 billion and $113.0 billion in UPB of loans from PC trusts during the three and nine months ended September 30, 2010, respectively.

On February 10, 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. The decision to effect these purchases was made based on a determination that the cost of guarantee, or debt payments to the security holders, will exceed the cost of holding non-performing loans on our consolidated balance sheets. Due to our January 1, 2010 adoption of amendments to the accounting standards for transfers of financial assets and the consolidation of VIEs, the recognized cost of purchasing most delinquent loans from PC trusts will be less than the recognized cost of continued guarantee payments to security holders.

The tables below present the number and UPB of seriously delinquent single-family loans three monthly payments past due and of loans four monthly payments past due, respectively, that underlie our consolidated trusts as of September 30, 2010. Table 25 presents seriously delinquent loans that we expect to purchase, and thereby extinguish the related PC debt, at the next scheduled PC debt payment date (45- or 75-day delay, as appropriate), unless the loans proceed to foreclosure transfer, complete a loan workout or otherwise cure by receipt of payment from the borrower before such date.

42	Freddie Mac

Table 24 — Seriously Delinquent Loans Three Monthly Payments Past Due in PC Trusts, By Loan Origination Year(1)

	As of September 30, 2010
	UPB of Delinquent	Delinquency	# of Delinquent
	Loans(2)	Rate(3)	Loans(3)
	(UPB in millions)

Fixed-rate

30 year maturity —
Loan origination year:
2010	$25	0.02%	115
2009	165	0.05%	778
2008	769	0.51%	3,621
2007	1,457	0.94%	7,794
2006	928	0.79%	4,924
2005	699	0.50%	3,990
2004 and prior	728	0.30%	6,159
15 year maturity —
Loan origination year:
2010	0	0.00%	3
2009	4	0.01%	34
2008	22	0.15%	167
2007	24	0.27%	195
2006	20	0.24%	177
2005	25	0.16%	252
2004 and prior	95	0.09%	1,446
Interest-only —
Loan origination year:
2010	N/A	N/A	N/A
2009	0	0.00%	0
2008	23	1.04%	77
2007	232	1.48%	875
2006	65	1.67%	253
2005	17	1.66%	71
2004 and prior	0	1.16%	2

Total — Fixed-rate	$5,298	0.31%	30,933

Adjustable-rate
Fully amortizing —
Loan origination year:
2010	$0	0.00%	0
2009	0	0.04%	1
2008	16	0.53%	67
2007	42	1.79%	196
2006	57	1.06%	262
2005	33	0.54%	163
2004 and prior	17	0.29%	111
Interest-only —
Loan origination year:
2010	0	0.00%	0
2009	0	0.08%	1
2008	65	0.78%	209
2007	381	1.99%	1,368
2006	345	1.68%	1,338
2005	101	1.22%	410
2004 and prior	2	0.58%	6

Total — Adjustable-rate	$1,059	1.25%	4,132

(1)	Excludes seriously delinquent loans underlying PCs with coupons less than 4%, or loans underlying Fixed-rate 20, Fixed-rate 40 and Balloon PCs, as well as certain conforming jumbo loans underlying non-TBA PCs. As of September 30, 2010, the outstanding UPB of seriously delinquent mortgage loans in these categories that were three monthly payments past due was $331 million, of which seriously delinquent mortgage loans underlying PCs with coupons less than 4% that were three monthly payments past due was $199 million. An N/A indicates there were no PCs issued in the specified loan origination year. Those categories with UPB of delinquent loans shown as 0 represent less than $1 million.
(2)	Represents loan-level UPB. The loan-level UPB may vary from the Fixed-rate PC UPB primarily due to guaranteed principal payments made by Freddie Mac on the PCs. In the case of Fixed-rate Initial Interest PCs, if they have not begun to amortize, there is no variance.
(3)	Based on the number of mortgage loans three monthly payments past due.

43	Freddie Mac

Table 25 — Seriously Delinquent Loans Four Monthly Payments Past Due in PC Trusts, By Loan Origination Year(1)

	As of September 30, 2010
	UPB of Delinquent	Delinquency	# of Delinquent
	Loans(2)	Rate(3)	Loans(3)
	(UPB in millions)

Fixed-rate

30 year maturity —
Loan origination year:
2010	$15	0.01%	71
2009	117	0.03%	513
2008	513	0.34%	2,388
2007	991	0.64%	5,295
2006	638	0.54%	3,406
2005	467	0.34%	2,654
2004 and prior	450	0.18%	3,689
15 year maturity —
Loan origination year:
2010	1	0.00%	8
2009	3	0.01%	22
2008	12	0.08%	92
2007	13	0.14%	99
2006	13	0.16%	116
2005	19	0.11%	175
2004 and prior	51	0.05%	768
Interest-only —
Loan origination year:
2010	N/A	N/A	N/A
2009	0	0.00%	0
2008	15	0.72%	53
2007	163	1.05%	621
2006	49	1.27%	193
2005	10	0.98%	42
2004 and prior	0	0.58%	1

Total Fixed-rate	$3,540	0.20%	20,206

Adjustable-rate
Fully amortizing —
Loan origination year:
2010	$0	0.00%	0
2009	1	0.13%	3
2008	13	0.41%	52
2007	23	1.01%	110
2006	44	0.81%	200
2005	26	0.45%	135
2004 and prior	9	0.17%	65
Interest-only —
Loan origination year:
2010	0	0.00%	0
2009	0	0.00%	0
2008	50	0.60%	161
2007	279	1.47%	1,009
2006	279	1.36%	1,078
2005	83	1.02%	342
2004 and prior	1	0.39%	4

Total Adjustable-rate	$808	0.95%	3,159

(1)	Excludes seriously delinquent loans underlying PCs with coupons less than 4%, or loans underlying Fixed-rate 20, Fixed-rate 40 and Balloon PCs, as well as certain conforming jumbo loans underlying non-TBA PCs. As of September 30, 2010, the outstanding UPB of seriously delinquent mortgage loans in these categories that were four monthly payments past due was $1.4 billion, of which seriously delinquent mortgage loans underlying PCs with coupons less than 4% that were four monthly payments past due was $1.3 billion. An N/A indicates there were no PCs issued in the specified loan origination year. Those categories with UPB of delinquent loans shown as 0 represent less than $1 million.
(2)	Represents loan-level UPB. The loan-level UPB may vary from the Fixed-rate PC UPB primarily due to guaranteed principal payments made by Freddie Mac on the PCs. In the case of Fixed-rate Initial Interest PCs, if they have not begun to amortize, there is no variance.
(3)	Based on the number of mortgage loans four monthly payments past due.

With respect to our guarantees to non-consolidated VIEs and other mortgage-related financial guarantees, we record loans that we purchase in connection with the performance of our guarantees at fair value and record losses on

44	Freddie Mac

loans purchased on our consolidated statements of operations in order to reduce our net investment in acquired loans to their fair value.

Our net investment in loans with deterioration in credit purchased under financial guarantees from our non-consolidated VIEs was $8.0 billion and $10.1 billion at September 30, 2010 and December 31, 2009, respectively, related to loans with a UPB of $15.3 billion and $19.0 billion, respectively. The aggregate UPB of these loans declined during the first nine months of 2010 primarily because $3.0 billion in UPB were modified as troubled debt restructurings or resolved in foreclosure transfers to REO, short sales, or other loss-producing events and approximately $0.9 billion was received in cash for principal repayments or pay-offs in full. During the nine months ended September 30, 2010 and 2009, we purchased approximately $192 million and $8.2 billion, respectively, in UPB of these loans with a fair value at acquisition of $128 million and $3.1 billion, respectively. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information on the impact of these changes. See “NOTE 5: MORTGAGE LOANS” for further information.

Table 26 summarizes our purchase and guarantee activity in mortgage loans for the three and nine months ended September 30, 2010 and 2009. Activity for the three and nine months ended September 30, 2010 consists of mortgage loans on our consolidated balance sheets, including: (a) mortgage loans underlying consolidated single-family PCs and certain Structured Transactions (regardless of whether such securities are held by us or third parties); (b) unsecuritized single-family and multifamily mortgage loans; and (c) mortgage loans underlying our mortgage-related financial guarantees which are not consolidated on our balance sheets. Activity for the three and nine months ended September 30, 2009 consists of: (a) mortgage loans underlying our mortgage-related financial guarantees, including those underlying our PCs and Structured Securities (regardless of whether such securities are held by us or third parties) which were not consolidated on our balance sheets prior to January 1, 2010; and (b) unsecuritized single-family and multifamily mortgage loans on our consolidated balance sheets.

Table 26 — Mortgage Loan Purchase and Guarantee Activity(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	UPB	% of	UPB	% of	UPB	% of	UPB	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(dollars in millions)

Mortgage loan purchases and guarantee issuances:
Single-family:
Conventional:
30-year or more, amortizing fixed-rate	$62,573	65%	$98,672	79%	$181,848	68%	$321,676	81%
20-year amortizing fixed-rate	6,316	6	2,451	2	13,545	5	9,899	3
15-year amortizing fixed-rate	18,990	20	18,088	15	48,841	18	49,154	13
Adjustable-rate(2)	4,544	5	766	1	10,327	4	1,067	<1
Interest-only(3)	89	<1	193	<1	909	1	570	<1
HFA bonds(4)	—	—	—	—	2,469	1	—	—
FHA/VA and USDA Rural Development(5)	177	<1	600	<1	840	<1	1,506	<1

Total single-family(6)	92,689	96	120,770	97	258,779	97	383,872	97

Multifamily:
Conventional	3,435	4	3,628	3	7,930	3	11,899	3
HFA bonds(4)	—	—	—	—	572	<1	—	—

Total multifamily	3,435	4	3,628	3	8,502	3	11,899	3

Total mortgage loan purchases and guarantee issuances(7)	$96,124	100%	$124,398	100%	$267,281	100%	$395,771	100%

Mortgage purchases and guarantee issuances with credit enhancements(8)	8%		7%		10%		7%

(1)	Based on UPB. Excludes mortgage loans traded but not yet settled. Excludes net additions of seriously delinquent mortgage loans and balloon/reset mortgages purchased out of PC pools.
(2)	Includes amortizing ARMs with 1-, 3-, 5-, 7- and 10-year initial fixed-rate periods. We did not purchase any option ARM loans during the nine months ended September 30, 2009 or 2010.
(3)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(4)	Consists of our unsecuritized guarantees of HFA bonds under the Temporary Credit and Liquidity Facilities Initiative. See our 2009 Annual Report for further information on this component of the Housing Finance Agency Initiative.
(5)	Excludes FHA/VA loans that back Structured Transactions.
(6)	Includes $16.7 billion and $20.3 billion of mortgage loans in excess of $417,000, which are referred to as conforming jumbo mortgages, for the nine months ended September 30, 2010 and 2009, respectively.
(7)	Includes issuances of unsecuritized mortgage-related financial guarantees on single-family loans of $3.1 billion and $1.0 billion, and issuances of unsecuritized mortgage-related financial guarantees on multifamily loans of $1.2 billion and $0.3 billion during the nine months ended September 30, 2010 and 2009, respectively.
(8)	See “NOTE 5: MORTGAGE LOANS — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our single-family credit guarantee portfolio.

45	Freddie Mac

Derivative Assets and Liabilities, Net

At September 30, 2010, the net fair value of our total derivative portfolio was $(1.0) billion, as compared to $(0.4) billion at December 31, 2009. This decrease in the net fair value of our total derivative portfolio was primarily due to the decline in longer-term swap interest rates. See “NOTE 11: DERIVATIVES” for additional information regarding our derivatives and “CONSOLIDATED RESULTS OF OPERATIONS — Non-Interest Income (Loss) — Derivative Gains (Losses)” for a description of gains (losses) on our derivative positions.

Table 27 shows the fair value for each derivative type and the maturity profile of our derivative positions. A positive fair value in Table 27 for each derivative type is the estimated amount, prior to netting by counterparty, which we would be entitled to receive if the derivatives of that type were terminated. A negative fair value for a derivative type is the estimated amount, prior to netting by counterparty, which we would owe if the derivatives of that type were terminated. See “Table 36 — Derivative Counterparty Credit Exposure” for additional information regarding derivative counterparty credit exposure. Table 27 also provides the weighted average fixed rate of our pay-fixed and receive-fixed interest-rate swaps.

Table 27 — Derivative Fair Values and Maturities

	September 30, 2010
			Fair Value(1)
	Notional or	Total Fair	Less than	1 to 3	Greater than 3	In Excess
	Contractual Amount(2)	Value(3)	1 Year	Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$286,335	$14,625	$210	$1,050	$3,774	$9,591
Weighted average fixed rate(4)			2.16%	1.33%	2.63%	3.73%
Forward-starting swaps(5)	30,239	2,094	—	202	5	1,887
Weighted average fixed rate(4)			—	3.16%	1.27%	4.19%

Total receive-fixed	316,574	16,719	210	1,252	3,779	11,478

Basis (floating to floating)	2,775	13	—	1	7	5
Pay-fixed:
Swaps	311,458	(34,006)	(204)	(1,471)	(5,773)	(26,558)
Weighted average fixed rate(4)			3.09%	2.27%	3.36%	4.23%
Forward-starting swaps(5)	52,210	(7,583)	—	—	—	(7,583)
Weighted average fixed rate(4)			—	—	—	4.81%

Total pay-fixed	363,668	(41,589)	(204)	(1,471)	(5,773)	(34,141)

Total interest-rate swaps	683,017	(24,857)	6	(218)	(1,987)	(22,658)

Option-based:
Call swaptions
Purchased	112,625	13,556	3,705	5,137	2,338	2,376
Written	26,225	(1,389)	(688)	(133)	(526)	(42)
Put swaptions
Purchased	76,990	762	25	165	119	453
Written	6,000	(3)	(3)	—	—	—
Other option-based derivatives(6)	67,264	1,622	(94)	—	—	1,716

Total option-based	289,104	14,548	2,945	5,169	1,931	4,503

Futures	227,822	(219)	(219)	—	—	—
Foreign-currency swaps	2,057	206	—	145	61	—
Commitments(7)	22,914	(5)	(5)	—	—	—
Swap guarantee derivatives	3,580	(37)	—	—	(1)	(36)

Subtotal	1,228,494	(10,364)	$2,727	$5,096	$4	$(18,191)

Credit derivatives	13,378	10

Subtotal	1,241,872	(10,354)
Derivative interest receivable (payable), net		(1,121)
Trade/settle receivable (payable), net		3
Derivative cash collateral (held) posted, net		10,501

Total	$1,241,872	$(971)

(1)	Fair value is categorized based on the period from September 30, 2010 until the contractual maturity of the derivative.
(2)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged. Notional or contractual amounts are not recorded as assets or liabilities on our consolidated balance sheets.
(3)	The fair value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable or (payable), net, trade/settle receivable or (payable), net and derivative cash collateral (held) or posted, net.
(4)	Represents the notional weighted average rate for the fixed leg of the swaps.
(5)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(6)	Primarily represents purchased interest-rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and other purchased and written options.
(7)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.

46	Freddie Mac

Table 28 summarizes the changes in derivative fair values.

Table 28 — Changes in Derivative Fair Values

	Nine Months Ended
	September 30,(1)
	2010	2009
	(in millions)

Beginning balance — net asset (liability)	$(2,267)	$(3,827)
Net change in:
Commitments(2)	(16)	(134)
Credit derivatives	(5)	(20)
Swap guarantee derivatives	(3)	(24)
Other derivatives:(3)
Changes in fair value	(6,217)	2,167
Fair value of new contracts entered into during the period(4)	(1)	2,563
Contracts realized or otherwise settled during the period	(1,845)	(4,383)

Ending balance — net asset (liability)	$(10,354)	$(3,658)

(1)	The fair value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net, and includes derivative interest receivable (payable), net, trade/settle receivable (payable), net, and derivative cash collateral (held) posted, net. Refer to “Table 27 — Derivative Fair Values and Maturities” for reconciliation of fair value to the amounts presented on our consolidated balance sheets as of September 30, 2010. Fair value excludes $1.3 billion of derivative interest payable, net, $7 million of trade/settle payable, net and $4.2 billion of derivative cash collateral posted, net at September 30, 2009.
(2)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(3)	Includes fair value changes for interest-rate swaps, option-based derivatives, futures, foreign-currency swaps, and interest-rate caps and floors.
(4)	Consists primarily of cash premiums paid or received on options.

Real Estate Owned, Net

As a result of borrower default on mortgage loans that we own, or for which we have issued our financial guarantee, we acquire properties, which are recorded as REO assets on our consolidated balance sheets. The balance of our REO, net increased to $7.5 billion at September 30, 2010 from $4.7 billion at December 31, 2009. Temporary suspensions of foreclosure transfers of occupied homes during portions of 2009, delays associated with the HAMP process, and servicer capacity constraints generally resulted in higher balances of non-performing loans in our single-family credit guarantee portfolio. Foreclosure activity for single-family loans significantly increased during the nine months ended September 30, 2010 as many of the non-performing loans transitioned to REO. We experienced the highest volume of single-family REO acquisitions in the nine months ended September 30, 2010 in the states of Florida, California, Arizona, Michigan, Georgia, Illinois and Texas. We expect our REO inventory to continue to grow in the remainder of 2010. However, the pace of our REO acquisitions could slow due to further delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure practices of servicers. See “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Performance — Non-Performing Assets” and “RISK FACTORS — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process” for additional information.

Deferred Tax Assets, Net

Subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the third quarter of 2010. We increased our valuation allowance by $7.8 billion in the first nine months of 2010. This amount consisted of $4.7 billion attributable to temporary differences as well as tax net operating loss and tax credit carryforwards generated during the first nine months of 2010 and $3.1 billion attributable to the adoption of new accounting standards effective January 1, 2010 that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information regarding these changes and a related change to the amortization method for certain related deferred items. Our total valuation allowance as of September 30, 2010 was $32.9 billion. As of September 30, 2010, after consideration of the valuation allowance, we had a net deferred tax asset of $6.1 billion, representing primarily the tax effect of unrealized losses on our available-for-sale securities. Management believes it is more likely than not that the deferred tax asset related to these unrealized losses will be realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the net deferred tax assets may change in future periods, particularly if the mortgage and housing markets continue to decline.

47	Freddie Mac

IRS Examination

The IRS completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. We currently believe adequate reserves have been provided for settlement on reasonable terms. For additional information, see “NOTE 13: INCOME TAXES.”

Other Assets

Other assets consist of the guarantee asset related to non-consolidated trusts and other mortgage-related financial guarantees, accounts and other receivables, debt issuance costs, net, and other miscellaneous assets. Upon consolidation of our single-family PC trusts and certain Structured Transactions, our guarantee asset does not have a material impact on our financial position and is, therefore, included in other assets on our consolidated balance sheets. Our guarantee asset declined to $506 million as of September 30, 2010 from $10.4 billion as of December 31, 2009 primarily because we no longer recognize a guarantee asset on PCs and certain Structured Transactions issued by consolidated securitization trusts. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

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

Other debt consists of unsecured short-term and long-term debt securities we issue to third parties to fund our business activities. See “LIQUIDITY AND CAPITAL RESOURCES” for a discussion of our management activities related to other debt.

Table 29 presents the UPB for our issued PCs and Structured Securities by the underlying mortgage product type. Balances as of September 30, 2010 are based on the UPB of the securities. Balances as of December 31, 2009 are based on the UPB of the mortgage loans underlying our mortgage-related financial guarantees, including those underlying our PCs and Structured Securities (regardless of whether such securities are held by us or third parties) which were issued by trusts that were not consolidated on our balance sheets prior to January 1, 2010.

48	Freddie Mac

Table 29 — PCs and Structured Securities(1)

	September 30, 2010(2)			December 31, 2009(2)
	Issued by	Issued by
	Consolidated	Non-Consolidated
	Trusts	Trusts	Total	Total
	(in millions)

Single-family:
Conventional:
30-year or more, amortizing fixed-rate	$1,254,620	$—	$1,254,620	$1,318,053
20-year amortizing fixed-rate	60,314	—	60,314	57,705
15-year amortizing fixed-rate	240,008	—	240,008	241,721
Adjustable-rate(3)	60,634	—	60,634	68,428
Interest-only(4)	87,266	—	87,266	131,529
FHA/VA and USDA Rural Development	3,066	—	3,066	1,343

Total single-family	1,705,908	—	1,705,908	1,818,779

Multifamily:
Multifamily — conventional	—	4,903	4,903	5,085

Total single-family and multifamily — conventional	1,705,908	4,903	1,710,811	1,823,864

Structured Securities backed by non-Freddie Mac mortgage-related securities:
HFA bonds(5):
Single-family	—	6,216	6,216	3,113
Multifamily	—	1,336	1,336	391

Total HFA bonds	—	7,552	7,552	3,504
Other Structured Transactions:
Single-family(6)	16,685	4,344	21,029	23,841
Multifamily	—	7,193	7,193	2,655

Total Other Structured Transactions	16,685	11,537	28,222	26,496
Ginnie Mae Certificates(7)	—	880	880	949

Total Structured Securities backed by non-Freddie Mac mortgage-related securities	16,685	19,969	36,654	30,949

Total PCs and Structured Securities	$1,722,593	$24,872	$1,747,465	$1,854,813

Less: Repurchased PCs and Structured Transactions(8)	(189,528)

Total UPB of debt securities of consolidated trusts held by third parties	$1,533,065

(1)	Based on UPB and excludes mortgage-related debt traded, but not yet settled.
(2)	Excludes long-term standby commitments and other financial guarantees for mortgage assets held by third parties that require us to purchase loans from lenders when these loans meet certain delinquency criteria. Prior year amounts have been revised to conform to the current presentation.
(3)	Includes $1.3 billion and $1.4 billion of option ARM mortgage loans as of September 30, 2010 and December 31, 2009, respectively. See endnote (6) for additional information on option ARM loans that back our Structured Securities.
(4)	Represents loans where the borrower pays interest only for a period of time before the borrower begins making principal payments. Includes both fixed- and variable-rate interest-only loans.
(5)	Consists of bonds we acquired and resecuritized under the New Issue Bond Initiative. See our 2009 Annual Report for further information on this component of the Housing Finance Agency Initiative.
(6)	Single-family Structured Securities are backed by non-agency securities that include prime, FHA/VA and subprime mortgage loans and include $8.7 billion and $9.6 billion of securities backed by option ARM mortgage loans at September 30, 2010 and December 31, 2009, respectively.
(7)	Ginnie Mae Certificates that underlie Structured Securities are backed by FHA/VA loans.
(8)	Represents the UPB of repurchased PCs and certain Structured Transactions issued by trusts that are consolidated on our balance sheets and includes certain remittance amounts associated with our trust administration that are payable to third-party PC holders as of September 30, 2010. Our holdings of non-consolidated PCs and Structured Securities are presented in “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

49	Freddie Mac

Table 30 presents issuances and extinguishments of the debt securities of our consolidated trusts during the three and nine months ended September 30, 2010. Debt securities of consolidated trusts held by third parties represents the UPB of PCs and certain Structured Transactions held by third parties issued by our consolidated trusts.

Table 30 — Issuances and Extinguishments of Debt Securities of Consolidated Trusts(1)

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(in millions)

Beginning balance of debt securities of consolidated trusts held by third parties	$1,536,949	$1,564,093
Issuances of debt securities of consolidated trusts based on underlying mortgage product type:
Single-family:
Conventional:
30-year or more, amortizing fixed-rate	61,099	183,126
20-year amortizing fixed-rate	6,882	13,761
15-year amortizing fixed-rate	18,944	46,321
Adjustable-rate	4,333	9,938
Interest-only	88	845
FHA/VA	—	1,075

Total issuances of debt securities of consolidated trusts	91,346	255,066
Extinguishments, net(2)	(95,230)	(286,094)

Ending balance of debt securities of consolidated trusts held by third parties	$1,533,065	$1,533,065

(1)	Based on UPB of debt securities of consolidated trusts.
(2)	Represents: (a) net UPB of purchases and sales by Freddie Mac of PCs and certain Structured Securities previously issued by our consolidated trusts; (b) principal repayments related to PCs and Structured Transactions issued by our consolidated trusts; and (c) certain remittance amounts associated with our trust administration that are payable to third-party PC holders as of September 30, 2010.

Other Liabilities

Other liabilities consist of the guarantee obligation, the reserve for guarantee losses on non-consolidated trusts and other mortgage-related financial guarantees, servicer advanced interest payable and certain other servicer liabilities, accounts payable and accrued expenses, payables related to securities, and other miscellaneous liabilities. Upon consolidation of our single-family PC trusts and certain Structured Transactions, the guarantee obligation and related reserve for guarantee losses do not have a material effect on our financial position and are, therefore, included in other liabilities on our consolidated balance sheets. Our guarantee obligation declined to $596 million as of September 30, 2010 from $12.5 billion as of December 31, 2009, primarily because we no longer recognize a guarantee obligation on PCs and Structured Securities that are issued by consolidated securitization trusts. Our reserve for guarantee losses decreased by $32.2 billion during 2010 to $195 million as of September 30, 2010, as a result of the consolidation of our single-family PC trusts and certain Structured Transactions. Upon consolidation, reserves for credit losses related to mortgage loans held in consolidated securitization trusts are included in our allowance for loan losses. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for additional information.

Total Equity (Deficit)

Total equity (deficit) decreased from $4.4 billion at December 31, 2009 to $(58) million at September 30, 2010, reflecting: (a) a net loss of $13.9 billion for the nine months ended September 30, 2010; (b) the cumulative effect of changes in accounting principles of $(11.7) billion due to our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs; and (c) payment of senior preferred stock dividends in an aggregate amount of $4.1 billion. These amounts were partially offset by a $12.5 billion decrease in our unrealized losses in AOCI, net of taxes, on our available-for-sale securities, and $12.4 billion received from Treasury during 2010 under the Purchase Agreement.

The balance of AOCI at September 30, 2010 was a loss of approximately $13.3 billion, net of taxes, compared to a loss of $23.6 billion, net of taxes, at December 31, 2009. The balance of AOCI was $26.3 billion at January 1, 2010, due to the impacts of the cumulative effect of changes in accounting principles. Net unrealized losses in AOCI, net of taxes, on our available-for-sale securities decreased by $12.5 billion during the nine months ended September 30, 2010 primarily attributable to fair value increases resulting from a decline in market interest rates and fair value gains related to the movement of securities with unrealized losses towards maturity. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information on the cumulative effect of these changes in accounting principles.

FAIR VALUE MEASUREMENTS AND ANALYSIS

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For additional information regarding fair value

50	Freddie Mac

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

The non-agency mortgage-related securities market continued to be illiquid during the third quarter of 2010, with low transaction volumes, wide credit spreads, and limited transparency. We value our non-agency mortgage-related securities based primarily on prices received from pricing services and dealers. The techniques used by these pricing services and dealers to develop the prices generally are either: (a) a comparison to transactions of instruments with similar collateral and risk profiles; or (b) industry standard modeling such as a discounted cash flow model. For a large majority of the securities we value using dealers and pricing services, we obtain at least three independent prices, which are non-binding both to us and our counterparties. When multiple prices are received, we use the median of the prices. The models and related assumptions used by the dealers and pricing services are owned and managed by them. However, we have an understanding of their processes used to develop the prices provided to us based on our ongoing due diligence. We periodically have discussions with our dealers and pricing service vendors to maintain a current understanding of the processes and inputs they use to develop prices. We make no adjustments to the individual prices we receive from third party pricing services or dealers for non-agency mortgage-related securities beyond calculating median prices and discarding certain prices that are determined not to be valid based on our validation processes. See “MD&A — CRITICAL ACCOUNTING POLICES AND ESTIMATES — Valuation of a Significant Portion of Assets and Liabilities — Controls over Fair Value Measurement” in our 2009 Annual Report for information on our validation processes.

Table 31 below summarizes our assets and liabilities measured at fair value on a recurring basis at September 30, 2010.

Table 31 — Summary of Assets and Liabilities at Fair Value on a Recurring Basis

	At September 30, 2010
	Total GAAP
	Recurring	Percentage in
	Fair Value	Level 3
	(dollars in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value	$239,585	53%
Trading, at fair value	63,208	6
Mortgage loans:
Held-for-sale, at fair value	2,864	100
Derivative assets, net(1)	100	1
Other assets:
Guarantee asset, at fair value	506	100

Total assets carried at fair value on a recurring basis(1)	$306,263	40

Liabilities:
Debt securities recorded at fair value	$4,998	—%
Derivative liabilities, net(1)	1,071	—

Total liabilities carried at fair value on a recurring basis(1)	$6,069	—

(1)	Percentages in Level 3 are based on gross fair value of derivative assets and derivative liabilities before counterparty netting, cash collateral netting, net trade/settle receivable or payable, and net derivative interest receivable or payable.

Changes in Level 3 Recurring Fair Value Measurements

At September 30, 2010 and December 31, 2009, we measured and recorded at fair value on a recurring basis $134.4 billion and $161.5 billion, or approximately 40% and 25%, of total assets carried at fair value on a recurring basis, respectively, using significant unobservable inputs (Level 3), before the impact of counterparty and cash collateral netting. Our Level 3 assets primarily consist of CMBS and non-agency residential mortgage-related securities. At September 30, 2010 and December 31, 2009, we also measured and recorded at fair value on a recurring basis Level 3 liabilities of $0.1 billion and $0.6 billion, or less than 1% and 2%, of total liabilities carried at fair value

51	Freddie Mac

on a recurring basis, respectively, before the impact of counterparty and cash collateral netting. Our Level 3 liabilities consist of certain derivative contracts in which we are in a liability position.

The fair value of our Level 3 assets at September 30, 2010 increased by $1.5 billion compared to June 30, 2010, mainly due to: (a) a decline in market interest rates; and (b) fair value gains related to the movement of securities with unrealized losses towards maturity.

At September 30, 2010, the fair value of our Level 3 assets decreased by $27.0 billion on our GAAP consolidated balance sheets compared to December 31, 2009, primarily due to the adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These accounting changes resulted in the elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including: (a) certain mortgage-related securities issued by our consolidated trusts that are held by us; and (b) the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.3 billion of Level 3 assets to Level 2 during the nine months ended September 30, 2010, resulting from improved liquidity and availability of price quotes received from dealers and third-party pricing services.

See “NOTE 19: FAIR VALUE DISCLOSURES — Table 19.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs” for the Level 3 reconciliation. For discussion of types and characteristics of mortgage loans underlying our mortgage-related securities, see “RISK MANAGEMENT — Credit Risk” and “Table 17 — Characteristics of Mortgage-Related Securities on Our Consolidated Balance Sheets.”

Consideration of Credit Risk in Our Valuation

We consider credit risk in the valuation of our assets and liabilities through consideration of credit risk of the counterparty in asset valuations and through consideration of our own institutional credit risk in liability valuations on our GAAP consolidated balance sheets.

For our foreign-currency denominated debt and certain other debt securities with the fair value option elected, we considered our own institutional credit risk as a component of the fair value determination. The changes in fair value attributable to changes in instrument-specific credit risk were primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

For multifamily held-for-sale loans with the fair value option elected, we consider the ability of the underlying property to generate sufficient cash flow to service the debt and the relative loan-to-property value in determining fair value. Gains and losses attributable to changes in the credit risk of these held-for-sale mortgage loans were determined primarily from the changes in OAS level.

We also consider credit risk when we evaluate the valuation of our derivative positions. The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. For derivatives that are in an asset position, we hold collateral against those positions in accordance with agreed upon thresholds. The amount of collateral held depends on the credit rating of the counterparty and is based on our credit risk policies. Similarly, for derivatives that are in a liability position, we post collateral to counterparties in accordance with agreed upon thresholds. Based on this evaluation, our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk — Derivative Counterparties” for a discussion of our counterparty credit risk.

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

During the nine months ended September 30, 2010, our fair value results were impacted by several improvements in our approach for estimating the fair value of certain financial instruments. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 19: FAIR VALUE DISCLOSURES” for more information on fair values.

52	Freddie Mac

Table 32 shows our summary of change in the fair value of net assets.

Table 32 — Summary of Change in the Fair Value of Net Assets

	Nine Months Ended
	September 30,
	2010	2009
	(in billions)

Beginning balance	$(62.5)	$(95.6)
Changes in fair value of net assets, before capital transactions	(2.3)	(6.2)
Capital transactions:
Dividends, share repurchases and issuances, net(1)	8.3	34.1

Ending balance	$(56.5)	$(67.7)

(1)	Nine months ended September 30, 2010 and 2009 includes funds received from Treasury of $12.4 billion and $36.9 billion, respectively, under the Purchase Agreement, which increased the liquidation preference of our senior preferred stock.

Discussion of Fair Value Results

Our consolidated fair value measurements are a component of our risk management procedures, as we use daily estimates of the changes in fair value to calculate our PMVS and duration gap measures. The fair value of net assets as of September 30, 2010 was $(56.5) billion, compared to $(62.5) billion as of December 31, 2009. Our fair value results for the nine months ended September 30, 2010 included funds received from Treasury of $12.4 billion under the Purchase Agreement that increased the liquidation preference of our senior preferred stock, which was partially offset by the $4.1 billion of dividends paid to Treasury on our senior preferred stock. During the nine months ended September 30, 2010, the fair value of net assets, before capital transactions, decreased by $2.3 billion compared to a $6.2 billion decrease during the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, the decrease in the fair value of net assets, before capital transactions, was primarily due to an increase in the risk premium related to our single-family loans in the continued weak credit environment. The decrease in fair value was partially offset by high estimated core spread income and an increase in the fair value of our investments in mortgage-related securities driven by the tightening of CMBS OAS levels.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our business activities involve various inflows and outflows of cash and require that we maintain adequate liquidity to fund our operations, which may include the need to make payments of principal and interest on our debt securities and on our PCs and Structured Securities; make payments upon the maturity, redemption or repurchase of our debt securities; make net payments on derivative instruments; pay dividends on our senior preferred stock; purchase mortgage-related securities and other investments; and purchase mortgage loans, including modified or seriously delinquent loans from PC pools. For more information on our liquidity needs, liquidity management and our agreement with FHFA to maintain and periodically test a liquidity management and contingency plan, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Liquidity” in our 2009 Annual Report. For more information on our mortgage purchase commitments, see “OFF-BALANCE SHEET ARRANGEMENTS.”

We fund our cash requirements primarily by issuing short-term and long-term debt. Other sources of cash include:

•	receipts of principal and interest payments on securities or mortgage loans we hold;

•	other cash flows from operating activities, including the management and guarantee fees we receive in connection with our guarantee activities;

53	Freddie Mac

•	borrowings against mortgage-related securities and other investment securities we hold; and

•	sales of securities we hold.

We have also received substantial amounts of cash from Treasury pursuant to draws under the Purchase Agreement, which are made to address deficits in our net worth. We received $12.4 billion in cash from Treasury pursuant to draws under the Purchase Agreement during the nine months ended September 30, 2010.

We believe that the support provided by Treasury pursuant to the Purchase Agreement enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, although the costs of our debt funding could vary.

Liquidity Management

Maintaining sufficient liquidity is of primary importance and we continually strive to enhance our liquidity management practices and policies. These practices and policies provide for us to maintain an amount of cash and cash equivalent reserves in the form of liquid, high quality short-term investments that is intended to enable us to meet ongoing cash obligations for an extended period, without access to short- and long-term unsecured debt markets. We also actively manage the concentration of debt maturities and closely monitor our monthly maturity profile. Under these practices and policies, we maintain a backup core reserve portfolio of liquid non-mortgage securities designed to provide additional liquidity in the event of a liquidity crisis.

Our liquidity management policies provide for us to:

•	maintain funds sufficient to cover our maximum cash liquidity needs for at least the following 35 calendar days, assuming no access to the short- or long-term unsecured debt markets. At least 50% of such amount, which is based on the average daily 35-day cash liquidity needs of the preceding three months, must be held: (a) in U.S. Treasury securities with remaining maturities of five years or less or other U.S. government-guaranteed securities with remaining maturities of one year or less; or (b) as uninvested cash at the Federal Reserve Bank of New York;

•	maintain a portfolio of liquid, high quality marketable non-mortgage-related securities with a market value of at least $10 billion, exclusive of the 35-day cash requirement discussed above. The portfolio must consist of securities with maturities greater than 35 days. The credit quality of these investments is monitored by our Credit Risk Management group on a daily basis;

•	closely monitor the proportion of debt maturing within the next year. We actively manage the composition of short- and long-term debt, as well as our patterns of redemption of callable debt, to manage the proportion of effective short-term debt to reduce the risk that we will be unable to refinance our debt as it comes due; and

•	maintain unencumbered collateral with a value greater than or equal to the largest projected cash shortfall on any one day over the following 365 calendar days, assuming no access to the short- and long-term unsecured debt markets.

No more than an aggregate of $10 billion of market value will be held in U.S. Treasury notes with remaining maturities of between one and five years to satisfy the short-term liquidity requirements described above.

We also continue to manage our debt issuances to remain in compliance with the aggregate indebtedness limits set forth in the Purchase Agreement.

Throughout the third quarter of 2010, we complied with all liquidity requirements, typically maintaining a daily position with sufficient funds to cover our maximum cash liquidity needs in excess of 35 days. Furthermore, all funds for covering our short-term cash liquidity needs are invested in short-term assets with a rating of A-1/P-1 or AAA, as appropriate. In the event of a downgrade of a position, our credit governance policies require us to exit from the position within a specified period.

In addition, we maintain more than sufficient unencumbered collateral to cover our largest projected cash shortfall on any one day over the next 365 calendar days. This is based on a daily forecast of all existing contractual cash obligations over the following 365 calendar days used to facilitate cash management. We also forecast discretionary cash outflows associated with callable debt redemptions. This enables us to manage our liabilities with respect to asset purchases and runoff, when financial markets are not in crisis. For further information on our management of interest-rate risk associated with asset and liability management, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

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

54	Freddie Mac

limited availability of financing, increased funding costs and uncertainty in our securitization financing” in our 2009 Annual Report.

Actions of Treasury, the Federal Reserve and FHFA

Since our entry into conservatorship, Treasury, the Federal Reserve and FHFA have taken a number of actions that affect our cash requirements and ability to fund those requirements. The conservatorship, and the resulting support we received from Treasury, enabled us to access debt funding on terms sufficient for our needs. The support we received from the Federal Reserve through its debt purchase program, which was completed in March 2010, also contributed to our ability to access debt funding.

Under the Purchase Agreement, Treasury made a commitment to provide funding, under certain conditions, to eliminate deficits in our net worth. The Purchase Agreement provides that the $200 billion maximum amount of the commitment from Treasury will increase as necessary to accommodate any cumulative reduction in our net worth during 2010, 2011, and 2012. If we do not have a capital surplus (i.e., positive net worth) at the end of 2012, then the amount of funding available after 2012 will be $149.3 billion ($200 billion funding commitment reduced by cumulative draws for net worth deficits through December 31, 2009). In the event we have a capital surplus at the end of 2012, then the amount of funding available after 2012 will depend on the size of that surplus relative to cumulative draws needed for deficits during 2010 to 2012, as follows:

•	If the year-end 2012 surplus is lower than the cumulative draws needed for 2010 to 2012, then the amount of available funding is $149.3 billion less the surplus.

•	If the year-end 2012 surplus exceeds the cumulative draws for 2010 to 2012, then the amount of available funding is $149.3 billion less the amount of those draws.

While we believe that the support provided by Treasury pursuant to the Purchase Agreement enables us to maintain our access to the debt markets and to have adequate liquidity to conduct our normal business activities, the costs of our debt funding could vary due to the uncertainty about the future of the GSEs. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at September 30, 2010, our aggregate funding received from Treasury under the Purchase Agreement will increase to $63.2 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received.

For more information on these actions, see “BUSINESS — Conservatorship and Related Developments” and “— Regulation and Supervision” in our 2009 Annual Report.

Dividend Obligation on the Senior Preferred Stock

Following funding of the draw request related to our net worth deficit at September 30, 2010, that FHFA will submit on our behalf, our annual cash dividend obligation to Treasury on the senior preferred stock will increase from $6.41 billion to $6.42 billion, which exceeds our annual historical earnings in most periods. The senior preferred stock accrues quarterly cumulative dividends at a rate of 10% per year or 12% per year in any quarter in which dividends are not paid in cash until all accrued dividends have been paid in cash. We paid a quarterly dividend of $1.6 billion in cash on the senior preferred stock on September 30, 2010 at the direction of our Conservator. We have paid cash dividends to Treasury of $8.4 billion to date, an amount equal to 13% of our aggregate draws under the Purchase Agreement. Continued cash payment of senior preferred dividends, combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010) will have an adverse impact on our future financial condition and net worth.

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

Other Debt Securities

Spreads on our debt and our access to the debt markets remained favorable relative to historical levels during the three and nine months ended September 30, 2010, due largely to support from the U.S. government. As a result, we were able to replace certain higher cost debt with lower cost debt. Our short-term debt was 30% of outstanding other debt on September 30, 2010, as compared to 31% and 28% at December 31, 2009 and June 30, 2010, respectively.

55	Freddie Mac

The Purchase Agreement limits the amount of indebtedness we may incur. Because of this debt limit, we may be restricted in the amount of debt we are allowed to issue to fund our operations. As of September 30, 2010, we estimate that the par value of our aggregate indebtedness totaled $742.6 billion, which was approximately $337.4 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as: (a) total debt, net; less (b) debt securities of consolidated trusts held by third parties. We disclose the amount of our indebtedness on this basis monthly under the caption “Debt Activities — Total Debt Outstanding” in our Monthly Volume Summary reports, which are available on our website and in current reports on Form 8-K we file with the SEC.

Other Debt Issuance Activities

Table 33 summarizes the par value of certain debt securities we issued, based on settlement dates, during the three and nine months ended September 30, 2010 and 2009.

Table 33 — Other Debt Security Issuances by Product, at Par Value(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Short-term debt:
Reference Bills® securities and discount notes	$124,526	$142,816	$381,460	$463,157
Medium-term notes — callable	1,500	—	1,500	7,780
Medium-term notes — non-callable(2)	—	—	1,065	11,350

Total short-term debt	126,026	142,816	384,025	482,287
Long-term debt:
Medium-term notes — callable(3)	52,687	40,531	179,383	152,437
Medium-term notes — non-callable	12,825	21	64,025	93,832
U.S. dollar Reference Notes® securities — non-callable	9,000	8,500	26,500	47,500

Total long-term debt	74,512	49,052	269,908	293,769

Total debt securities issued	$200,538	$191,868	$653,933	$776,056

(1)	Excludes federal funds purchased and securities sold under agreements to repurchase, debt securities of consolidated trusts held by third parties, and lines of credit.
(2)	Includes $1.1 billion and $0 million of medium-term notes — non-callable issued for the nine months ended September 30, 2010 and 2009, respectively, which were accounted for as debt exchanges. No such debt exchanges were included in the three month periods.
(3)	Includes $0 million and $25 million of medium-term notes — callable issued for the nine months ended September 30, 2010 and 2009, which were accounted for as debt exchanges. No such debt exchanges were included in the three month periods.

Other Debt Retirement Activities

We repurchase or call our outstanding debt securities from time to time to help support the liquidity and predictability of the market for our debt securities and to manage our mix of liabilities funding our assets.

Table 34 provides the par value, based on settlement dates, of debt securities we repurchased, called, and exchanged during the three and nine months ended September 30, 2010 and 2009.

Table 34 — Other Debt Security Repurchases, Calls, and Exchanges(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Repurchases of outstanding €Reference Notes® securities	$—	$—	$262	$5,814
Repurchases of outstanding medium-term notes	—	4,994	4,054	22,820
Repurchases of outstanding Freddie SUBS securities	—	3,875	—	3,875
Calls of callable medium-term notes	78,384	26,728	217,118	163,226
Exchanges of medium-term notes	—	—	1,065	15

(1)	Excludes debt securities of consolidated trusts held by third parties.

Subordinated Debt

During the nine months ended September 30, 2010, we did not call or issue any Freddie SUBS® securities. At both September 30, 2010 and December 31, 2009, the balance of our subordinated debt outstanding was $0.7 billion. See “RISK MANAGEMENT AND DISCLOSURE COMMITMENTS” and “NOTE 8: DEBT SECURITIES AND SUBORDINATED BORROWINGS — Subordinated Debt Interest and Principal Payments” for a discussion of changes affecting our subordinated debt as a result of our entry into conservatorship and the Conservator’s suspension of certain requirements relating to our subordinated debt.

56	Freddie Mac

Credit Ratings

Our ability to access the capital markets and other sources of funding, as well as our cost of funds, is highly dependent upon our credit ratings. Table 35 indicates our credit ratings as of October 22, 2010.

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

Cash and Cash Equivalents, Federal Funds Sold, Securities Purchased Under Agreements to Resell, and Non-Mortgage-Related Securities

Excluding amounts related to our consolidated VIEs, we held $78.2 billion in the aggregate of cash and cash equivalents, federal funds sold, securities purchased under agreements to resell, and non-mortgage-related securities at September 30, 2010. These investments are important to our cash flow and asset and liability management and our ability to provide liquidity and stability to the mortgage market. At September 30, 2010, our non-mortgage-related securities consisted of liquid, high quality non-mortgage-related asset-backed securities, FDIC-guaranteed corporate medium-term notes, Treasury notes, and Treasury bills that we could sell to provide us with an additional source of liquidity to fund our business operations. For additional information on these assets, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Cash and Cash Equivalents, Federal Funds Sold and Securities Purchased Under Agreements to Resell” and “— Investments in Securities — Non-Mortgage-Related Securities.” The non-mortgage-related asset-backed securities may expose us to institutional credit risk and the risk that the investments could decline in value due to market-driven events such as credit downgrades or changes in interest rates and other market conditions. See “RISK MANAGEMENT — Credit Risk — Institutional Credit Risk” for more information.

Mortgage Loans and Mortgage-Related Securities

We invest principally in mortgage loans and mortgage-related securities, which consist of securities issued by us, Fannie Mae, Ginnie Mae, and other financial institutions. Historically, our mortgage loans and mortgage-related securities have been a potential source of funding. A large majority of these assets is unencumbered. However, we are subject to limits on the amount of mortgage assets we can sell in any calendar month without review and approval by FHFA and, if FHFA so determines, Treasury.

During the nine months ended September 30, 2010, the market for non-agency securities backed by subprime, option ARM, and Alt-A and other loans continued to be illiquid as investor demand for these assets remained low. We expect this illiquidity to continue in the near future. These market conditions, and the continued poor credit quality of the assets, limit our ability to use these investments as a significant source of funds. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for more information.

Cash Flows

Our cash and cash equivalents decreased approximately $36.8 billion to $27.9 billion during the nine months ended September 30, 2010. The adoption of the new accounting standards on transfers of financial assets and the consolidation of VIEs effective January 1, 2010 impacted the presentation of our consolidated statements of cash flows. Cash flows provided by operating activities during the nine months ended September 30, 2010 were $9.5 billion, primarily driven by a decrease in net purchases of held-for-sale mortgages. Cash flows provided by investing activities during the nine months ended September 30, 2010 were $245.3 billion, primarily resulting from net proceeds received on a higher balance of held-for-investment mortgage loans as repayments of held-for-investment mortgage loans now include both unsecuritized and securitized loans. Cash flows used for financing activities for the nine months ended September 30, 2010 were $291.6 billion, largely attributable to repayments, net of proceeds from issuances, of debt securities of consolidated trusts held by third parties.

57	Freddie Mac

Our cash and cash equivalents increased approximately $10.3 billion to $55.6 billion during the nine months ended September 30, 2009. Cash flows provided by operating activities during the nine months ended September 30, 2009 were $2.0 billion, which is primarily attributable to a reduction in cash paid for debt-related interest. Cash flows provided by investing activities during the nine months ended September 30, 2009 were $13.4 billion, primarily resulting from a net decrease in available-for-sale securities partially offset by a net increase in trading securities. Cash flows used for financing activities for the nine months ended September 30, 2009 were $5.1 billion, largely attributable to net repayments of other debt partially offset by proceeds of $36.9 billion received from Treasury under the Purchase Agreement.

Capital Resources

At September 30, 2010, our liabilities exceeded our assets under GAAP by $58 million. Accordingly, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $100 million which we expect to receive by December 31, 2010. See “BUSINESS — Regulation and Supervision — Federal Housing Finance Agency — Receivership” in our 2009 Annual Report for additional information on mandatory receivership.

We expect to make additional draws under the Purchase Agreement in future periods. The size and timing of such draws will be determined by a variety of factors that could adversely affect our net worth, including any increases in our dividend obligation on the senior preferred stock; how long and to what extent the housing market, including house prices, will remain weak, which could increase credit expenses and cause additional other-than-temporary impairments of our non-agency mortgage-related securities; foreclosure processing delays, which could increase our expenses; adverse changes in interest rates, the yield curve, implied volatility or mortgage-to-debt OAS, which could increase realized and unrealized mark-to-fair-value losses recorded in earnings or AOCI; quarterly commitment fees payable to Treasury beginning in 2011; our inability to access the public debt markets on terms sufficient for our needs, absent continued support from Treasury; establishment of additional valuation allowances for our remaining net deferred tax asset; changes in accounting practices or standards; the effect of the MHA Program and other government initiatives; the introduction of additional public mission-related initiatives that may adversely impact our financial results; or changes in business practices resulting from legislative and regulatory developments.

Given the substantial senior preferred stock dividend obligation to Treasury, which will increase with additional draws, senior preferred stock dividend payments will contribute to our future draw requests under the Purchase Agreement with Treasury.

For more information, see “MD&A — LIQUIDITY AND CAPITAL RESOURCES — Capital Resources” in our 2009 Annual Report.

RISK MANAGEMENT

Our investment and credit guarantee activities expose us to three broad categories of risk: (a) credit risk; (b) interest-rate risk and other market risk; and (c) operational risk. Risk management is a critical aspect of our business. See “MD&A — RISK MANAGEMENT” and “RISK FACTORS” in our 2009 Annual Report and “RISK FACTORS” in this Form 10-Q for further information regarding these and other risks.

Credit Risk

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

Institutional Credit Risk

Challenging market conditions in recent periods adversely affected, and may continue to adversely affect, the liquidity and financial condition of a number of our counterparties which may affect their ability to perform their obligations to us, or the quality of the services that they provide to us. In particular, our seller/servicers have been faced with increasing obligations with respect to the repurchase of loans sold to us and other of their counterparties. We also rely significantly on our seller/servicers to perform loan workout activities as well as foreclosures on loans that they service for us. Our credit losses could increase to the extent that our seller/servicers do not fully perform these obligations in a prudent and timely manner.

58	Freddie Mac

Consolidation in the industry and any efforts we take to reduce exposure to financially weakened counterparties could further increase our exposure to individual counterparties. The failure of any of our primary counterparties to meet their obligations to us could have a material adverse effect on our results of operations, financial condition, and our ability to conduct future business.

For more information on our institutional credit risk, see “NOTE 19: CONCENTRATION OF CREDIT AND OTHER RISKS” in our 2009 Annual Report and “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” in this Form 10-Q.

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

As of September 30, 2010 and December 31, 2009, there were $79.1 billion and $94.7 billion, respectively, of cash and other non-mortgage assets invested with institutional counterparties or the Federal Reserve Bank. As of September 30, 2010, these primarily included: (a) $30.0 billion of cash equivalents invested in 45 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale; (b) $10.7 billion of federal funds sold with 10 counterparties that had short-term S&P ratings of A-1 or above; (c) $34.2 billion of securities purchased under agreements to resell with 10 counterparties that had short-term S&P ratings of A-1 or above; and (d) $3.8 billion of cash deposited with the Federal Reserve Bank. The December 31, 2009 counterparty credit exposure includes amounts on our consolidated balance sheet as well as those off-balance sheet that we entered into on behalf of our securitization trusts that were not consolidated.

Derivative Counterparties

We are exposed to institutional credit risk arising from the possibility that a derivative counterparty will not be able to meet its contractual obligations. All of our OTC derivative counterparties are major financial institutions and are experienced participants in the OTC derivatives market. A large number of OTC derivative counterparties have credit ratings below AA–. Our OTC derivative counterparties that have credit ratings below AA– are required to post collateral if our net exposure to them on derivatives contracts exceeds $1 million.

The relative concentration of our derivative exposure among our primary derivative counterparties remains high. This concentration increased in the last several years due to industry consolidation and the failure of certain counterparties, and could further increase. Table 36 summarizes our exposure to our derivative counterparties, which represents the net positive fair value of derivative contracts, related accrued interest and collateral held by us from our counterparties, after netting by counterparty as applicable (i.e., net amounts due to us under derivative contracts).

59	Freddie Mac

Table 36 — Derivative Counterparty Credit Exposure

	September 30, 2010
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA	3	$51,347	$—	$—	6.6	$10 million or less
AA–	4	268,513	1,117	5	6.6	$10 million or less
A+	7	432,904	23	1	5.7	$1 million or less
A	3	182,164	20	1	5.9	$1 million or less

Subtotal(7)	17	934,928	1,160	7	6.1
Other derivatives(8)		280,450	—	—
Commitments(9)		22,914	58	58
Swap guarantee derivatives		3,580	—	—

Total derivatives(10)		$1,241,872	$1,218	$65

	December 31, 2009
					Weighted Average
		Notional or	Total	Exposure,	Contractual
	Number of	Contractual	Exposure at	Net of	Maturity	Collateral Posting
Rating(1)	Counterparties(2)	Amount(3)	Fair Value(4)	Collateral(5)	(in years)	Threshold(6)
		(dollars in millions)

AA+	1	$1,150	$—	$—	6.4	$—
AA	3	61,058	—	—	7.3	$10 million or less
AA–	4	265,157	2,642	78	6.4	$10 million or less
A+	7	440,749	61	31	6.0	$1 million or less
A	4	241,779	511	19	4.6	$1 million or less

Subtotal(7)	19	1,009,893	3,214	128	5.9
Other derivatives(8)		199,018	—	—
Commitments(9)		13,872	81	81
Swap guarantee derivatives		3,521	—	—

Total derivatives(10)		$1,226,304	$3,295	$209

(1)	We use the lower of S&P and Moody’s ratings to manage collateral requirements. In this table, the rating of the legal entity is stated in terms of the S&P equivalent.
(2)	Based on legal entities. Affiliated legal entities are reported separately.
(3)	Notional or contractual amounts are used to calculate the periodic settlement amounts to be received or paid and generally do not represent actual amounts to be exchanged.
(4)	For each counterparty, this amount includes derivatives with a net positive fair value (recorded as derivative assets, net), including the related accrued interest receivable/payable (net) and trade/settle fees.
(5)	Calculated as Total Exposure at Fair Value less collateral held as determined at the counterparty level. Includes amounts related to our posting of cash collateral in excess of our derivative liability as determined at the counterparty level.
(6)	Counterparties are required to post collateral when their exposure exceeds agreed-upon collateral posting thresholds. These thresholds are typically based on the counterparty’s credit rating and are individually negotiated.
(7)	Consists of OTC derivative agreements for interest-rate swaps, option-based derivatives (excluding certain written options), foreign-currency swaps, and purchased interest-rate caps.
(8)	Consists primarily of exchange-traded contracts, certain written options, and certain credit derivatives. Written options do not present counterparty credit exposure, because we receive a one-time up-front premium in exchange for giving the holder the right to execute a contract under specified terms, which generally puts us in a liability position.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	The difference between the exposure, net of collateral column above and derivative assets, net on our consolidated balance sheets primarily represents exchange-traded contracts which are settled daily through a clearinghouse, and thus, do not present counterparty credit exposure.

Over time, our exposure to individual counterparties for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps varies depending on changes in fair values, which are affected by changes in period-end interest rates, the implied volatility of interest rates, foreign currency exchange rates, and the amount of derivatives held. If all of our counterparties for these derivatives defaulted simultaneously on September 30, 2010, our uncollateralized exposure to these counterparties, or our maximum loss for accounting purposes after applying netting agreements and collateral, would have been approximately $7 million. Our uncollateralized exposure as of December 31, 2009 was $128 million. Three counterparties each accounted for greater than 10% and collectively accounted for 100% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at September 30, 2010. These counterparties were HSBC Bank USA, Bank of Montreal, and Commerzbank Aktiengesellschaft, all of which were rated A or higher as of October 22, 2010.

As indicated in Table 36, approximately 99% of our counterparty credit exposure for OTC interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps was collateralized at September 30, 2010.

60	Freddie Mac

In the event of counterparty default, our economic loss may be higher than the uncollateralized exposure of our derivatives if we are not able to replace the defaulted derivatives in a timely and cost-effective fashion. We could also incur economic loss if the collateral held by us cannot be liquidated at prices that are sufficient to recover the amount of such exposure. We monitor the risk that our uncollateralized exposure to each of our OTC counterparties for interest-rate swaps, option-based derivatives, foreign-currency swaps, and purchased interest rate caps will increase under certain adverse market conditions by performing daily market stress tests. These tests, which involve significant management judgment, evaluate the potential additional uncollateralized exposure we would have to each of these derivative counterparties on OTC derivatives contracts assuming certain changes in the level and implied volatility of interest rates and certain changes in foreign currency exchange rates over a brief time period. Our actual exposure could vary significantly from amounts forecasted by these tests.

As indicated in Table 36, the total exposure on our OTC commitments of $58 million and $81 million at September 30, 2010 and December 31, 2009, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis in an effort to ensure that they continue to meet our internal risk-management standards.

Mortgage Seller/Servicers

We acquire a significant portion of our mortgage loans from several large lenders. These lenders, or seller/servicers, are among the largest mortgage loan originators in the U.S. Our top 10 single-family seller/servicers provided approximately 79% of our single-family purchase volume during the nine months ended September 30, 2010. Wells Fargo Bank, N.A., Bank of America, N.A., and Chase Home Finance LLC together represented approximately 51% of our single-family mortgage purchase volume. These were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2010.

We are exposed to institutional credit risk arising from the potential insolvency or non-performance by our mortgage seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. Pursuant to their repurchase obligations, our seller/servicers repurchase mortgages sold to us, whether we subsequently securitized the loans or held them as unsecuritized loans on our consolidated balance sheets. In lieu of repurchase, we may agree to allow a seller/servicer to indemnify us against losses on such mortgages or otherwise compensate us for the risk of continuing to hold the mortgages.

Some of our seller/servicers failed to fully perform their repurchase obligations due to lack of financial capacity, while others, including many of our larger seller/servicers, have not fully performed their repurchase obligations in a timely manner. As of September 30, 2010 and December 31, 2009, the UPB of loans subject to repurchase requests issued to our single-family seller/servicers was approximately $5.6 billion and $4.2 billion, respectively. Our contracts require that a seller/servicer repurchase a mortgage within 30 days after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. As of September 30, 2010, approximately 32% of these repurchase requests were outstanding more than four months since issuance of our repurchase demand. The actual amount we collect on these requests and others we may make in the future will be significantly less than their UPB amounts because we expect many of these requests will be satisfied by reimbursement of our realized losses by seller/servicers, instead of repurchase of loans at their UPB, or may be rescinded in the course of the contractual appeals process. Based on our historical loss experience and the fact that many of these loans are covered by credit enhancement, we expect the actual credit losses experienced by us should we fail to collect on these repurchase requests would also be less than the UPB of the loans. Our credit losses may increase to the extent our seller/servicers do not fully perform their repurchase obligations.

During the three and nine months ended September 30, 2010, we recovered amounts that satisfied $1.7 billion and $4.4 billion, respectively, of UPB on loans associated with our repurchase requests. Four of our larger single-family seller/servicers collectively had approximately 34% and 23% of their repurchase obligations outstanding more than four months at September 30, 2010 and December 31, 2009, respectively. In order to resolve outstanding repurchase requests on a more timely basis with our single-family seller/servicers in the future, we have begun to require certain of our larger seller/servicers to commit to plans for completing repurchases, with financial consequences or with stated remedies for non-compliance, as part of the annual renewals of our contracts with them. It is too early to tell if these provisions will help in resolving future repurchase demands or the impact they may have on the size or timing of our credit losses. In the event of non-performance by a seller/servicer, we may also seek partial recovery of amounts owed

61	Freddie Mac

by the seller/servicer from the proceeds received from transferring the mortgage servicing rights of a seller/servicer to a different servicer.

Our seller/servicers have an active role in our loan workout efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A., together serviced approximately 53% of our single-family mortgage loans and were the only single-family seller/servicers that serviced 10% or more of our single-family mortgage loans as of September 30, 2010. In September and October 2010, many of our single-family servicers, including Bank of America, N.A., JPMorgan Chase Bank, N.A., and GMAC Mortgage, LLC, among others, announced that they are evaluating the potential extent of issues relating to the possible improper execution of documents associated with foreclosures of loans they service, including those they service for us. Some of these companies also announced they will temporarily suspend foreclosure proceedings in some or all states in which they do business while they assess these issues. See “RISK FACTORS — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.” For information on our problem loan workouts, see “Mortgage Credit Risk — Portfolio Management Activities — Loan Workouts.” In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is reviewing foreclosure practices.

On August 24, 2009, Taylor, Bean & Whitaker Mortgage Corp., or TBW, filed for bankruptcy. TBW accounted for approximately 2% of our single-family mortgage purchase volume activity for the year ended December 31, 2009. We have exposure to TBW with respect to its loan repurchase obligations. We also have exposure with respect to certain borrower funds that TBW held for the benefit of Freddie Mac. TBW received and processed such funds in its capacity as a servicer of loans owned or guaranteed by Freddie Mac. TBW maintained certain bank accounts, primarily at Colonial Bank, to deposit such borrower funds and to provide remittance to Freddie Mac. Colonial Bank was placed into receivership by the FDIC in August 2009. See “RISK MANAGEMENT— Credit Risks — Institutional Credit Risk — Mortgage Seller/Servicers” in our 2009 Annual Report for more information about TBW and Colonial Bank.

On or about June 14, 2010, we filed a proof of claim in the TBW bankruptcy aggregating $1.78 billion. Of this amount, approximately $1.15 billion relates to current and projected repurchase obligations and approximately $440 million relates to funds deposited with Colonial Bank, or with the FDIC as its receiver, which are attributable to mortgage loans owned or guaranteed by us and previously serviced by TBW. On July 1, 2010, TBW filed a comprehensive final reconciliation report in the bankruptcy court indicating, among other things, that approximately $203 million of its assets related to its servicing of Freddie Mac’s loans was potentially available to pay Freddie Mac’s claims. These assets include certain funds on deposit with Colonial Bank. We are analyzing the report in connection with our continuing review of our claim and, as appropriate, may revise the amount of our claim.

No actions against Freddie Mac related to TBW have been initiated in bankruptcy court or elsewhere to recover assets. However, TBW and Bank of America, N.A., which is also a claimant in the TBW bankruptcy, have indicated that they wish to determine whether the bankruptcy estate of TBW has any potential rights to seek to recover assets transferred by TBW to Freddie Mac prior to bankruptcy. At this time, we are unable to estimate our potential exposure, if any, to such claims. On or about May 14, 2010, certain underwriters of Lloyds of London brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers and directors. Several excess insurers on the bonds thereafter filed similar actions. Freddie Mac has filed a proof of loss under the bonds, but we are unable to estimate our potential recovery, if any, thereunder. See “NOTE 20: LEGAL CONTINGENCIES” for additional information on our claim arising from TBW’s bankruptcy.

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of GMAC Inc., are seller/servicers that together serviced approximately 3% of the single-family loans in our single-family credit guarantee portfolio as of September 30, 2010. In March 2010, we entered into an agreement with GMAC under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009, nor does it affect the ability to recover amounts associated with failure to comply with our servicing requirements.

Our loan loss reserves include aggregate estimates for collections from seller/servicers for amounts owed to us resulting from loan repurchase obligations. Our estimates of these collections reflect probable losses related to our counterparty exposure to seller/servicers. We believe we have adequately considered these exposures in determining our

62	Freddie Mac

estimates of incurred losses in our loan loss reserves at September 30, 2010 and December 31, 2009; however, our actual losses may exceed our estimates.

As of September 30, 2010, our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 52% of our multifamily mortgage portfolio.

We are exposed to the risk that multifamily seller/servicers could come under financial pressure due to the current stressful economic environment, which could potentially cause degradation in the quality of servicing they provide or, in certain cases, reduce the likelihood that we could recover losses through lender repurchase or through recourse agreements or other credit enhancements, where applicable. We continue to monitor the status of all our multifamily seller/servicers in accordance with our counterparty credit risk management framework.

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure single-family mortgages we purchase or guarantee. As a guarantor, we remain responsible for the payment of principal and interest if a mortgage insurer fails to meet its obligations to reimburse us for claims. If any of our mortgage insurers that provide credit enhancement fail to fulfill their obligations, we could experience increased credit losses.

Table 37 presents our exposure to mortgage insurers, excluding bond insurance, as of September 30, 2010. In the event that a mortgage insurer fails to perform, the coverage outstanding represents our maximum exposure to credit losses resulting from such failure, after taking into account the maximum limit of recovery under the policies.

Table 37 — Mortgage Insurance by Counterparty

			As of September 30, 2010
	Credit	Credit	Primary	Pool	Coverage
Counterparty Name	Rating(1)	Rating Outlook(1)	Insurance(2)	Insurance(2)	Outstanding(3)
			(in billions)

Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$53.9	$36.0	$14.3
Radian Guaranty Inc.	B+	Negative	39.2	17.3	11.5
Genworth Mortgage Insurance Corporation	BBB−	Negative	35.2	1.0	8.9
PMI Mortgage Insurance Co.	B	Positive	28.1	2.6	7.0
United Guaranty Residential Insurance Co.	BBB	Stable	29.6	0.4	7.2
Republic Mortgage Insurance Company (RMIC)	BB+	Negative	23.9	2.7	6.0
Triad Guaranty Insurance Corp.(4)	NR	N/A	10.7	1.4	2.7
CMG Mortgage Insurance Co.	BBB	Negative	2.7	0.1	0.7

Total			$223.3	$61.5	$58.3

(1)	Latest rating available as of October 22, 2010. Represents the lower of S&P and Moody’s credit ratings and outlooks. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the gross amount of UPB at the end of the period for our single-family credit guarantee portfolio covered by the respective insurance type without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(3)	Represents the remaining aggregate contractual limit for reimbursement of losses of principal incurred under policies of both primary and pool insurance, after taking into account the maximum limit of recovery under the policies. These amounts are based on our gross coverage without regard to netting of coverage that may exist on some of the related mortgages for double-coverage under both types of insurance.
(4)	Beginning June 1, 2009, Triad began paying valid claims 60% in cash and 40% in deferred payment obligations.

We received proceeds of $1.2 billion and $658 million during the nine months ended September 30, 2010 and 2009, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers, net of associated reserves, of $1.6 billion and $1.0 billion as of September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010, increases in default volumes and in the time between claim filing and receipt of payment resulted in an increase of our receivables for mortgage and pool insurance claims. The rate of rescissions of claims under mortgage insurance coverage declined substantially in the third quarter of 2010. When an insurer rescinds coverage, the seller/servicer generally is in breach of representations and warranties made to us when we purchased the affected mortgage. Consequently, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss. Recently, we believe certain of our larger mortgage insurer counterparties may have entered into arrangements with one or more of our servicers for settlement of future rescission activity for certain mortgage loan groups. We are currently evaluating the impact of these arrangements.

The UPB of single-family loans covered by pool insurance declined approximately 20% during the nine months ended September 30, 2010, because we no longer purchase supplemental pool insurance and because payoffs and other liquidation events have reduced the UPB of those mortgage loans covered by such contracts. We also reached the maximum limit of recovery on certain of these policies. As a result, losses we recognized on certain loans previously

63	Freddie Mac

identified as credit enhanced increased during the nine months ended September 30, 2010. We may reach aggregate loss limits on other pool insurance policies in the near term, which would further increase our credit losses.

Based upon currently available information, we believe that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term, except for claims obligations of Triad that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator.

Bond Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of bond insurers that insure some of the bonds we hold as investment securities on our consolidated balance sheets. Bond insurance, including primary and secondary policies, is a credit enhancement covering certain non-agency mortgage-related securities that we hold. Primary policies are acquired by the issuing trust while secondary policies are acquired directly by us. Bond insurance exposes us to the risk that the bond insurer will be unable to satisfy claims. At September 30, 2010 and December 31, 2009, we had insurance coverage, including secondary policies, on non-agency mortgage-related securities totaling $10.9 billion and $11.7 billion, respectively.

Table 38 presents our coverage amounts of monoline bond insurance, including secondary coverage, for our investments in non-agency mortgage-related securities. In the event a monoline bond insurer fails to perform, the coverage outstanding represents our maximum exposure to loss related to such a failure.

Table 38 — Monoline Bond Insurance by Counterparty

			September 30, 2010
	Credit	Credit Rating	Coverage	Percent
Counterparty Name	Rating(1)	Outlook(1)	Outstanding(2)	of Total(2)
	(dollars in billions)

Ambac Assurance Corporation (Ambac)	R	N/A	$4.7	43%
Financial Guaranty Insurance Company (FGIC)(3)	NR	N/A	2.1	19
MBIA Insurance Corp.	B−	Negative	1.5	14
Assured Guaranty Municipal Corp.	AA−	Negative	1.3	12
National Public Finance Guarantee Corp. (NPFGC)	BBB+	Developing	1.2	11
Others			0.1	1

Total			$10.9	100%

(1)	Latest ratings available as of October 22, 2010. Represents the lower of S&P and Moody’s credit ratings. In this table, the rating and outlook of the legal entity is stated in terms of the S&P equivalent.
(2)	Represents the remaining contractual limit for reimbursement of losses, including lost interest and other expenses, on non-agency mortgage-related securities.
(3)	Neither S&P or Moody’s provide ratings for FGIC.

In November 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. On March 25, 2010, FGIC made an exchange offer to the holders of various residential mortgage-backed securities insured by FGIC. The offer expired on October 22, 2010. Upon expiration, the offer was terminated due to insufficient participation by security holders. We continue to monitor FGIC’s efforts to restructure and assess the impact on our investments.

In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including those held by Freddie Mac, and consented to the rehabilitation of the segregated account requested by the Wisconsin Office of the Commissioner of Insurance. On March 24, 2010, a Wisconsin state circuit court issued an order for rehabilitation and an order for temporary injunctive relief regarding the segregated account. Among other things, no claims arising under the segregated account will be paid, and policyholders are enjoined from taking certain actions until the plan of rehabilitation is approved by the Wisconsin Circuit Court. The plan of rehabilitation was filed with the Wisconsin Circuit Court by the Office of the Commissioner of Insurance of Wisconsin on October 8, 2010, but has not yet been approved.

In accordance with our risk management policies we will continue to actively monitor the financial strength of our bond insurers. We believe that, in addition to FGIC and Ambac, some of our bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge. In the event one or more of these bond insurers were to become insolvent, it is likely that we would not collect all of our claims from the affected insurer, and it would impact our ability to recover certain unrealized losses on our mortgage-related securities. We considered the expected impact of FGIC and Ambac developments, as well as our expectations regarding our other bond insurers’ ability to meet their obligations, in making our impairment determination at September 30, 2010. See “NOTE 7: INVESTMENTS IN SECURITIES — Other-Than-Temporary Impairments on Available-for-Sale Securities” for additional information regarding impairment losses on securities covered by monoline bond insurers.

64	Freddie Mac

Mortgage Credit Risk

Mortgage credit risk is primarily influenced by the credit profile of the borrower on the mortgage, the features of the mortgage itself, the type of property securing the mortgage and the general economy. All mortgages that we purchase and hold on our consolidated balance sheets or that we guarantee have an inherent risk of default.

Conditions in the mortgage market continued to remain challenging during the nine months ended September 30, 2010. All types of single-family mortgage loans have been affected by the compounding pressures on household wealth caused by declines in home values that began in 2006 and the weak employment environment. Our serious delinquency rates rose steadily during 2009 and have remained high in 2010, primarily due to economic factors which adversely affected borrowers. Contributing to this increase were: (a) delays related to servicer processing capacity constraints; (b) delays associated with the HAMP process; and (c) delays in the foreclosure process, including those imposed by third parties as well as our suspension of foreclosure transfers in 2009. Although the UPB of our single-family non-performing loans continued to increase during the nine months ended September 30, 2010, the number of new serious delinquencies gradually declined during the same period.

Recent announcements of deficiencies in foreclosure documentation by several large seller/servicers have raised various concerns relating to foreclosure practices. For information on how this could affect our business, see “RISK FACTORS — Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.”

Single-family Underwriting Standards and Quality Control Process

We use a process of delegated underwriting for the single-family mortgages we purchase or securitize. In this process, our contracts with seller/servicers describe mortgage underwriting standards, and the seller/servicers represent and warrant to us that the mortgages sold to us meet these standards. In our contracts with individual seller/servicers, we sometimes waive or modify selected underwriting standards. Our single-family underwriting standards focus on several critical risk characteristics, such as the borrower’s credit score, original LTV ratio, and occupancy type. We subsequently review a sample of the loans we purchase and, if we determine that any loan is not in compliance with our contractual standards, we may require the seller/servicer to repurchase that mortgage. In lieu of a repurchase, we may agree to allow a seller/servicer to indemnify us against loss in the event of a default. In the nine months ended September 30, 2010, we continued to perform significant levels of reviews of loans that defaulted in order to assess the sellers’ compliance with our purchase contracts. For more information on our seller/servicers’ repurchase obligations, including recent performance under those obligations, see “Institutional Credit Risk — Mortgage Seller/Servicers.”

The majority of our single-family mortgage purchase volume is evaluated using automated underwriting software tools, either Loan Prospector, our tool, the seller/servicers’ own tools, or Fannie Mae’s tool. The percentage of our single-family mortgage purchase flow activity volume evaluated by the loan originator using Loan Prospector prior to being purchased by us was 38.1% and 46.4% in the nine months ended September 30, 2010 and 2009, respectively. Since 2008 we have added a number of additional credit standards for loans evaluated by other underwriting systems to improve the quality of loans purchased through these systems. Consequently, we do not believe that the use of a tool other than Loan Prospector significantly increases our loan performance risk.

Characteristics of the Single-Family Credit Guarantee Portfolio

The average UPB of loans in our single-family credit guarantee portfolio was approximately $150,000 at both September 30, 2010 and December 31, 2009, respectively. As shown in the table below, the percentage of borrowers in our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 16% and 18% as of September 30, 2010 and December 31, 2009, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower is “underwater” and may be more likely to default than other borrowers. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 15.4% and 14.8% as of September 30, 2010 and December 31, 2009, respectively.

65	Freddie Mac

Table 39 provides characteristics of single-family mortgage loans purchased during the three and nine months ended September 30, 2010 and 2009, and of our single-family credit guarantee portfolio at September 30, 2010 and December 31, 2009.

Table 39 — Characteristics of the Single-Family Credit Guarantee Portfolio(1)

	Purchases During the		Purchases During the
	Three Months Ended		Nine Months Ended		Portfolio at
	September 30,		September 30,		September 30,	December 31,
	2010	2009	2010	2009	2010	2009
Original LTV Ratio Range(2)

60% and below	28%	31%	28%	34%	23%	23%
Above 60% to 70%	16	16	16	17	16	16
Above 70% to 80%	38	39	38	39	44	45
Above 80% to 90%	9	8	9	6	9	8
Above 90% to 100%	6	5	6	3	7	8
Above 100%	3	1	3	1	1	—

Total	100%	100%	100%	100%	100%	100%

Weighted average original LTV ratio	70%	68%	70%	67%	71%	71%
Estimated Current LTV Ratio Range(3)

60% and below					28%	28%
Above 60% to 70%					12	12
Above 70% to 80%					18	16
Above 80% to 90%					16	16
Above 90% to 100%					10	10
Above 100% to 110%					6	6
Above 110% to 120%					3	4
Above 120%					7	8

Total					100%	100%

Weighted average estimated current LTV ratio					76%	77%
Credit Score(4)

740 and above	71%	70%	68%	72%	52%	50%
700 to 739	18	19	19	18	22	22
660 to 699	8	8	9	7	15	16
620 to 659	2	2	3	2	7	8
Less than 620	1	1	1	1	3	3
Not available	—	—	—	—	1	1

Total	100%	100%	100%	100%	100%	100%

Weighted average credit score	756	754	752	757	732	730
Loan Purpose

Purchase	24%	24%	24%	18%	33%	35%
Cash-out refinance	19	26	22	27	29	30
Other refinance(5)	57	50	54	55	38	35

Total	100%	100%	100%	100%	100%	100%

Property Type

Detached/townhome(6)	94%	94%	94%	94%	92%	92%
Condo/Co-op	6	6	6	6	8	8

Total	100%	100%	100%	100%	100%	100%

Occupancy Type

Primary residence	92%	92%	92%	94%	91%	91%
Second/vacation home	4	5	4	4	5	5
Investment	4	3	4	2	4	4

Total	100%	100%	100%	100%	100%	100%

(1)	Purchases and ending balances are based on the UPB of the single-family credit guarantee portfolio. Structured Transactions with ending balances of $2 billion at both September 30, 2010 and December 31, 2009 are excluded since these securities are backed by non-Freddie Mac issued securities for which the loan characteristics data was not available.
(2)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.
(3)	Current market values are estimated by adjusting the value of the property at origination based on changes in the market value of homes since origination. Estimated current LTV ratio range is not applicable to purchases activity, includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.
(4)	Credit score data is based on FICO scores. Although we obtain updated credit information on certain borrowers after the origination of a mortgage, such as those borrowers seeking a modification, the scores presented in this table represent only the credit score of the borrower at the time of loan origination.
(5)	Other refinance transactions include: (a) refinance mortgages with “no cash-out” to the borrower; and (b) refinance mortgages for which the delivery data provided was not sufficient for us to determine whether the mortgage was a cash-out or a no cash-out refinance transaction.
(6)	Includes manufactured housing and homes within planned unit development communities.

66	Freddie Mac

Relief refinance mortgage purchases have affected the LTV ratios and credit scores reported in the table above. We implemented our relief refinance mortgage initiative in April 2009. This initiative enables borrowers with single-family mortgages owned by Freddie Mac having current LTV ratios of up to 125% to refinance. Our purchases of these mortgages caused the LTV ratios of our single-family loan purchases in the nine months ended September 30, 2010 to be higher than those of loans purchased in the nine months ended September 30, 2009, particularly in the LTV ratio categories greater than 80%. In addition, the credit scores of borrowers associated with our purchases during the nine months ended September 30, 2010 were lower than those in the nine months ended September 30, 2009, which, in part, also reflects the inclusion of borrower credit statistics for relief refinance mortgages. Excluding relief refinance mortgages, LTV ratios and credit scores for loans we purchased in 2010 have been consistent with those purchased in 2009.

Loans with a certain combination of characteristics often can indicate a higher degree of credit risk than loans with only one of these characteristics. In addition, a borrower who obtains a second lien mortgage, either at the time of origination or subsequently, reduces the equity in their home to a lower level than if there were no second lien, thus increasing the risk of delinquency on the first lien. We obtain second lien information on loans we purchase only if the second lien mortgage was established at or before the time of origination. As of both September 30, 2010 and December 31, 2009, approximately 14% of loans in our single-family credit guarantee portfolio had second lien, third-party financing at the time of origination and we estimate that these loans comprised 19% and 21%, respectively, of our seriously delinquent loans on those dates, based on UPB.

Condominiums are a property type that historically experiences greater volatility in home prices than detached single-family residences. Condominium loans in our single-family credit guarantee portfolio have a higher composition of first-time homebuyers and homebuyers whose purpose is for investment, or a second home. In practice, investors and second home borrowers often seek to finance the condominium purchase with loans having a higher original LTV ratio than other borrowers. Of the states that were most adversely affected by the economic recession and housing downturn in the last few years, California, Florida, Illinois, and Arizona were states with significant concentrations of condominium loans within our single-family credit guarantee portfolio. Condominium loans comprised 15% and 12% of our credit losses during the nine months ended September 30, 2010 and 2009, respectively, while these loans comprised 8% of our single-family credit guarantee portfolio at both dates.

Single-Family Mortgage Product Types

The primary mortgage products in our single-family credit guarantee portfolio are conventional first lien, fixed-rate mortgage loans. During 2009 and the nine months ended September 30, 2010, a higher proportion of our single-family mortgage purchases were fixed-rate loans as compared to earlier periods, due to continued low interest rates for conventional mortgages, which increased refinancing activity by borrowers that desire fixed-rate products. Our non-HAMP loan modifications generally result in new terms that include fixed interest rates after modification. Increased non-HAMP modification volume in recent periods has also contributed to an increase in the composition of fixed-rate single-family loans on our consolidated balance sheet. Our HAMP modifications generally result in reduced payments for a minimum of five years, after which time payments gradually increase to a rate consistent with the market rate at the time of modification. The following paragraphs provide information on the interest-only and option ARM loans in our single-family credit guarantee portfolio, which have experienced significantly higher serious delinquency rates than other mortgage products.

Interest-Only Loans

At September 30, 2010 and December 31, 2009, interest-only loans represented approximately 6% and 7%, respectively of the UPB of our single-family credit guarantee portfolio. The UPB of interest-only loans declined during 2010 primarily due to refinancing into other mortgage products, modifications of delinquent loans to amortizing terms, and foreclosure events. We purchased $0.9 billion and $0.6 billion of these loans during the nine months ended September 30, 2010 and 2009, respectively. These loans have an initial period during which the borrower pays only interest and at a specified date the monthly payment changes to begin reflecting repayment of principal until maturity. As of September 1, 2010, we no longer purchase interest-only loans. As of September 30, 2010 and December 31, 2009, approximately 0.7% and 0.2%, respectively, of interest-only loans had completed modifications of their original terms. Of the interest-only loans remaining in our single-family credit guarantee portfolio, 17.9% and 17.6% were seriously delinquent as of September 30, 2010 and December 31, 2009, respectively.

Option ARM Loans

At both September 30, 2010 and December 31, 2009, option ARM loans represented approximately 1% of the UPB of our single-family credit guarantee portfolio. We did not purchase option ARM loans in our single-family credit guarantee portfolio during the nine months ended September 30, 2010. Most option ARM loans have initial periods

67	Freddie Mac

during which the payment options are in place before the loans reach the initial end date and the terms are recast. As of September 30, 2010 and December 31, 2009, the serious delinquency rate of option ARM loans in our single-family credit guarantee portfolio was 20.5% and 17.9%, respectively. For information on our exposure to option ARM loans through our holdings of non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

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

Alt-A Loans

The UPB of Alt-A loans in our single-family credit guarantee portfolio declined from $147.9 billion at December 31, 2009 to $124.1 billion as of September 30, 2010, and the aggregate estimated current LTV ratio of these loans was greater than 100% at both of these dates. The UPB of our Alt-A loans declined in 2010 primarily due to refinancing into other mortgage products, modifications of delinquent loans, and foreclosure events. As of September 30, 2010 and December 31, 2009, approximately 4.8% and 1.9%, respectively, of Alt-A loans had completed modifications of their original terms. Of the Alt-A loans remaining in our single-family credit guarantee portfolio, 12.0% and 12.3% were seriously delinquent as of September 30, 2010 and December 31, 2009, respectively. Although Alt-A mortgage loans comprise approximately 7% of our single-family credit guarantee portfolio as of September 30, 2010, these loans represented approximately 34% and 38% of our credit losses during the three and nine months ended September 30, 2010, respectively.

We did not purchase any new single-family Alt-A mortgage loans in our single-family credit guarantee portfolio during the nine months ended September 30, 2010, compared to $0.5 billion of Alt-A purchases for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we partially terminated certain long-term standby commitments, which included $1.5 billion of UPB of Alt-A mortgage loans, in order to permit these loans to be securitized within a new PC issuance. There was no change to our Alt-A exposure on these mortgages as a result of these transactions. Although we discontinued new purchases of mortgage loans with lower documentation standards for assets or income beginning March 1, 2009 (or as our customers’ contracts permitted), we continued to purchase certain amounts of these mortgages in cases where the loan was either part of our relief refinance mortgage initiative or in another refinance mortgage initiative and the pre-existing mortgage (including Alt-A loans) was originated under less than full documentation standards. However, in the event we purchase a refinance mortgage as part of one of these initiatives and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. From the time the product became available in 2009 to September 30, 2010, we purchased approximately $8.0 billion of relief refinance mortgages that were previously categorized as Alt-A loans in our portfolio, including $4.8 billion during the nine months ended September 30, 2010.

We also invest in non-agency mortgage-related securities backed by single-family Alt-A loans. At September 30, 2010 and December 31, 2009, we held investments of $19.4 billion and $21.4 billion, respectively, of non-agency mortgage-related securities backed by Alt-A and other mortgage loans. For more information on our exposure to Alt-A mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Subprime Loans

While we have not historically characterized the single-family loans underlying our PCs and Structured Securities as either prime or subprime, we do monitor the amount of loans we have guaranteed with characteristics that indicate a higher degree of credit risk (see “Table 44 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio” for further information). We estimate that approximately $4.1 billion and $4.5 billion in UPB of mortgage loans underlying our Structured Transactions at September 30, 2010 and December 31, 2009, respectively, were classified as subprime, based on our determination that they are also higher-risk loan types.

68	Freddie Mac

We generally categorize our investments in non-agency mortgage-related securities as subprime if they were labeled as subprime when we purchased them. At September 30, 2010 and December 31, 2009, we held $55.7 billion and $61.6 billion, respectively, in UPB of non-agency mortgage-related securities backed by subprime loans. For more information on our exposure to subprime mortgage loans through our investments in non-agency mortgage-related securities, see “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities.”

Conforming Jumbo Loans

We purchased $16.7 billion and $20.3 billion of conforming jumbo loans during the nine months ended September 30, 2010 and 2009, respectively. The UPB of conforming jumbo loans in our single-family credit guarantee portfolio as of September 30, 2010 and December 31, 2009 was $36.8 billion and $26.6 billion, respectively. The average size of these loans was approximately $549,000 and $546,000 at September 30, 2010 and December 31, 2009, respectively.

Portfolio Management Activities

Credit Enhancements

Our charter requires that single-family mortgages with LTV ratios above 80% at the time of purchase be covered by specified credit enhancements or participation interests. In addition, for certain mortgage loans, we elect to share the default risk by transferring a portion of that risk to various third parties through a variety of other credit enhancements. At September 30, 2010 and December 31, 2009, our credit-enhanced mortgages represented 15% and 16%, respectively, of our single-family credit guarantee portfolio and multifamily mortgage portfolio, on a combined basis.

Primary mortgage insurance is the most prevalent type of credit enhancement protecting our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Other types of credit enhancement that we use are lender recourse, indemnification agreements (under which we may require a lender to reimburse us for credit losses realized on mortgages), and pool insurance. Pool insurance provides insurance on a pool of loans up to a stated aggregate loss limit. In addition to a pool-level loss coverage limit, some pool insurance contracts may have limits on coverage at the loan level. The UPB of single-family loans covered by pool insurance, excluding loans also covered by primary mortgage insurance, declined from $50.7 billion at December 31, 2009 to $40.5 billion at September 30, 2010. This decline was primarily attributed to liquidations of the underlying loans, principally from high refinance volume. However, we reached the maximum limit of recovery under certain of these contracts. In certain other instances, the cumulative losses we incurred as of September 30, 2010 combined with our expectations of potential future claims will likely exceed the maximum limit of loss payable by the policy. See “Institutional Credit Risk — Mortgage Insurers” for further discussion about our mortgage loan insurers. See “NOTE 5: MORTGAGE LOANS — Credit Protection and Other Forms of Credit Enhancement” for further details on credit enhancement of mortgage loans in our multifamily mortgage and single-family credit guarantee portfolios. See “CONSOLIDATED BALANCE SHEETS ANALYSIS — Investments in Securities — Mortgage-Related Securities” for information on credit enhancement coverage of our investments in non-Freddie Mac mortgage-related securities.

Loan Workouts

We are focused on helping distressed borrowers avoid foreclosure, where possible. If a borrower does not make required payments on one of our loans, the servicer is required to contact the borrower to determine if a workout solution can be provided to avoid foreclosure and mitigate our potential risk of loss. If the servicer cannot provide a home retention solution, then the servicer will continue to work with the borrower to pursue a foreclosure alternative. When none of these solutions is viable, the servicer will proceed with the foreclosure process.

We monitor a variety of mortgage loan characteristics for multifamily loans, such as the LTV ratio, DSCR and geographic concentrations, among others, that help us assess the financial performance of the property and the borrower’s ability to repay the loan. In certain cases, we may provide short-term loan extensions of up to 12 months with no changes to the effective borrowing rate. We do not consider these short-term loan extensions to be TDRs because no concession is granted to the borrower. During the nine months ended September 30, 2010, we extended, modified, or restructured loans totaling $392 million in UPB, compared with $130 million in the nine months ended September 30, 2009. Multifamily loan modifications during the nine months ended September 30, 2010 included UPB of: (a) $100 million for short-term loan extensions; (b) $144 million for modifications classified as TDRs; and (c) $148 million of other loan modifications without concessions to the borrowers. Although our loan modification activity for multifamily loans is increasing, and we expect it may continue to increase in the near term, the majority of our workout activities are for single-family loans.

69	Freddie Mac

We are currently focusing our single-family loan modification efforts on HAMP, which is a key initiative of the MHA Program. If a borrower is not eligible for a HAMP modification, the loan is considered for our other home retention or foreclosure alternative programs.

In the second quarter of 2010, we implemented a temporary streamlined alternative loan modification process for single-family borrowers who complete an existing trial period but do not qualify for a permanent modification under HAMP. We refer to this new initiative as the HAMP backup modification and is it being offered for modifications completed on or before December 1, 2010. This temporary non-HAMP modification program is intended to minimize the need for additional documentation. We pay servicer incentive fees on our HAMP backup modifications that differ in amount from the incentive fees that are paid under HAMP but do not offer borrower incentive fees under our HAMP backup modification. We expect a modest number of HAMP backup modifications during the remainder of 2010. If the borrower is not eligible for this program, the borrower will be considered for other workout activities, such as another type of non-HAMP modification or a short sale. For more information on HAMP and other MHA Program activities, see “MD&A — MHA PROGRAM AND OTHER EFFORTS TO ASSIST THE U.S. HOUSING MARKET” in our 2009 Annual Report.

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

70	Freddie Mac

Table 40 presents volumes of single-family workouts, serious delinquency, and foreclosures for the three and nine months ended September 30, 2010 and 2009, respectively.

Table 40 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosure Volumes(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(number of loans)

Home retention actions:
Loan modifications(2):
with no change in terms(3)	991	1,116	2,923	4,136
with extension of loan term	4,997	3,953	14,400	12,986
with reduction of contractual interest rate	11,526	222	39,665	493
with rate reduction and term extension	14,508	3,612	50,129	31,514
with rate reduction, term extension and principal forbearance	6,099	110	24,572	110

Total loan modifications(4)	38,121	9,013	131,689	49,239
Repayment plans(5)	7,030	7,728	23,246	25,596
Forbearance agreements(6)	6,976	2,979	28,649	5,848

Total home retention actions	52,127	19,720	183,584	80,683

Foreclosure alternatives:
Short sales(7)	10,373	5,609	26,780	12,424
Deed-in-lieu transactions	99	86	298	262

Total foreclosure alternatives	10,472	5,695	27,078	12,686

Total single-family loan workouts	62,599	25,415	210,662	93,369

Seriously delinquent loan additions	115,359	149,446	389,475	430,729

Single-family foreclosures(8)	43,604	25,974	113,623	64,772

Seriously delinquent loans, at period end	464,367	431,748	464,367	431,748

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(loan balances, in millions)

Loan modifications(3)	$8,324	$1,576	$29,125	$9,409
Repayment plans	1,015	1,094	3,372	3,526
Forbearance agreements	1,415	589	5,966	998
Short sales and deed-in-lieu transactions(7)	2,458	1,348	6,338	3,017

Total single-family loan workouts	$13,212	$4,607	$44,801	$16,950

(1)	Based on completed actions with borrowers for loans within our single-family credit guarantee portfolio. Excludes those modification, repayment and forbearance activities for which the borrower has started the required process, but the actions have not been made permanent, or effective, such as loans in the trial period under HAMP. Also excludes certain loan workouts where our single-family seller/servicers have executed agreements in the current or prior periods, but these have not been incorporated into certain of our operational systems, due to delays in processing. These categories are not mutually exclusive and a loan in one category may also be included within another category in the same period (see endnote 6).
(2)	Includes approximately 33,000 and 400 TDRs during the three months ended September 30, 2010 and 2009, respectively, and approximately 99,000 and 2,700 TDRs during the nine months ended September 30, 2010 and 2009, respectively.
(3)	Under this modification type, past due amounts are added to the principal balance and reamortized based on the original contractual loan terms.
(4)	Includes completed loan modifications under HAMP; however, the number of such completions differs from that reported by the MHA Program administrator in part due to differences in the timing of recognizing the completions by us and the administrator.
(5)	Represents the number of borrowers as reported by our seller/servicers that have completed the full term of a repayment plan for past due amounts. Excludes the number of borrowers that are actively repaying past due amounts under a repayment plan, which totaled 22,662 and 40,774 borrowers as of September 30, 2010 and 2009, respectively.
(6)	Excludes loans with long-term forbearance under a completed loan modification. Many borrowers complete a short-term forbearance agreement before a loan workout is pursued or completed. Our reported activity has been revised such that we only report forbearance activity for a single loan once during each quarterly period; however, a single loan may be included under separate forbearance agreements in separate periods.
(7)	In the third quarter of 2010, we began to exclude third-party sales at foreclosure auction from our short sale results. Prior period amounts have been revised to conform to current period presentation. See endnote (8).
(8)	Represents the number of our single-family loans that complete foreclosure transfers, including third-party sales at foreclosure auction in which ownership of the property is transferred directly to a third-party rather than to us.

We had significant increases in loan workout activity, particularly loan modifications and short sales, during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. These higher modification volumes reflect our efforts to assist at-risk and delinquent borrowers and the result of borrowers successfully completing the HAMP trial period. Although we provide long-term principal forbearance under HAMP and some of our non-HAMP single-family loan modifications, we did not grant any principal forgiveness on loans during the three and nine months ended September 30, 2010. We expect loan workout activity to remain high in the near term as a result of HAFA, HAMP, and other modification programs, but do not currently expect this activity to increase above the levels experienced during the first nine months of 2010.

71	Freddie Mac

Table 41 presents single-family loans that completed or were in process of modification under HAMP as of September 30, 2010.

Table 41 — Single-Family Home Affordable Modification Program Volume(1)

	As of September 30, 2010
	Amount(2)	Number of Loans
	(dollars in millions)

Completed HAMP modifications(3)	$21,784	98,025
Loans in the HAMP trial period	$5,175	23,203

(1)	Based on information reported by our servicers to the MHA Program administrator.
(2)	For completed HAMP modifications, the amount represents the balance of loans after modification under HAMP. For loans in the HAMP trial period, this reflects the loan balance prior to modification.
(3)	Completed HAMP modifications are those where the borrower has made the last trial period payment, has provided the required documentation to the servicer and the modification has become effective. Amounts presented represent completed HAMP modifications with effective dates since our implementation of HAMP in 2009 through September 30, 2010.

As of September 30, 2010, the borrower’s monthly payment was reduced by an estimated $563 on average through completed HAMP modifications, which amounts to an average of $6,756 per year, and a total of $662 million in annual reductions for all of our completed HAMP modifications (these amounts have not been adjusted to reflect the actual performance of the loans following modification). Except in limited instances, each borrower’s reduced payment will remain in effect for a minimum of five years and borrowers whose payments were adjusted below market levels will have their payment gradually increase after the fifth year to a rate consistent with the market rate at the time of modification. Although mortgage investors under the MHA Program are entitled to certain subsidies from Treasury for reducing the borrowers’ monthly payments, we do not receive such subsidies on modified mortgages owned or guaranteed by us.

Approximately two-thirds of our loans in the HAMP trial period as of September 30, 2010 had been in the trial period for more than the minimum duration of three months. Since the start of our HAMP effort, the trial period plans of more than 119,000 borrowers, or 49% of those starting the program, have been cancelled and the borrowers did not receive permanent HAMP modifications, primarily due to the failure to continue trial period payments, the failure to provide the income or other required documentation of the program, or the failure to meet the income requirements of the program. When a borrower’s HAMP trial period is cancelled, the loan is considered for our other workout activities.

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

The redefault rate is the percentage of our modified loans that became seriously delinquent, have transitioned to REO, or have completed a loss-producing foreclosure alternative. As of September 30, 2010, the redefault rate of single-family loans modified in 2009 and 2008 (including those under HAMP in 2009), was 35% and 48%, respectively. Many of the borrowers that received modifications in 2008 and 2009 were negatively affected by worsening economic conditions, including high unemployment rates during the last eighteen months. As of September 30, 2010, the redefault rate for our loans modified under HAMP in 2009 was approximately 9%. This redefault rate may not be representative of the future performance of loans modified under HAMP, as only a short period of time has elapsed since the modifications were effective. We expect the redefault rate for our single-family loans modified in 2009 and 2010, including those under HAMP, to increase over time, particularly in view of the challenging conditions presented by the economic and housing markets.

We completed 26,780 short sales during the nine months ended September 30, 2010, compared to 12,424 in the nine months ended September 30, 2009. We expect that the growth in short sales will continue, in part due to our implementation of HAFA effective August 1, 2010, and also due to incentives we provide to servicers to complete short sales rather than foreclosure. HAFA is designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales, if such borrowers did not qualify for or participate in a trial period or if they defaulted on their HAMP modification. HAFA also provides a process for borrowers to convey title to their homes through a deed in lieu of foreclosure. In both cases, we will pay certain incentive fees to borrowers and servicers of mortgages that we own or guarantee that become the subject of HAFA short sales or deed-in-lieu transactions. We will not receive reimbursement of these fees from Treasury. A borrower who does not qualify for a HAFA short sale or deed-in-lieu transaction may qualify for a non-HAFA short sale or deed-in-lieu transaction. We have historically paid

72	Freddie Mac

and may continue to pay incentive fees for non-HAFA short sales and deed-in-lieu transactions, in amounts that may differ from those paid in the HAFA program.

Earlier this year, the federal government created the Hardest Hit Fund, which provides funding for state HFAs to create programs to assist homeowners in those states that have been hit hardest by the housing crisis and economic downturn. In August 2010, Treasury issued guidelines on how the MHA Program should operate in conjunction with these HFA programs. These programs include, among others, unemployment assistance and mortgage reinstatement assistance programs. On October 29, 2010, we issued instructions requiring servicers to accept assistance on behalf of borrowers under the HFAs’ unemployment assistance and mortgage reinstatement assistance programs. The unemployment assistance programs are designed to assist unemployed or underemployed borrowers by paying all or a portion of their monthly mortgage payment for a period of time. The mortgage reinstatement assistance programs are designed to bring delinquent borrowers to current status.

Treasury issued guidelines for the following enhancements to HAMP. We have not determined whether to apply these changes to mortgages that we own or guarantee. Any application of these changes will be subject to FHFA approval. It is also possible that FHFA might direct us to implement some or all of these changes.

•	FHA-HAMP: In March 2010, Treasury expanded HAMP to include borrowers with FHA-insured loans, including incentives comparable to the incentive structure of HAMP.

•	Unemployed Homeowners: In May 2010, Treasury announced a plan to provide temporary assistance for unemployed borrowers while they search for employment. Under this plan, certain borrowers may receive forbearance plans for a minimum of three months. At the end of the forbearance period or when the borrowers’ financial situation changes, e.g., they become employed, the borrowers must then be evaluated for a HAMP modification or other loan workout, including HAFA.

•	Principal Reduction Approach and Incentives: In June 2010, Treasury announced an initiative under which servicers will be required to consider an alternative modification approach that includes a possible reduction of principal for loans with LTV ratios over 115%. Mortgage investors will receive incentives based on the amount of reduced principal. In October 2010, Treasury provided guidance with respect to applying this alternative for borrowers who have already received permanent modifications or are in trial plans. Investors are not required to reduce principal, but servicers must have a process for considering the approach.

Home Affordable Refinance Program

The Home Affordable Refinance Program gives eligible homeowners with loans owned or guaranteed by Freddie Mac or Fannie Mae an opportunity to refinance into loans with more affordable monthly payments and/or fixed-rate terms and is available until June 2011. Under the Home Affordable Refinance Program, we allow eligible borrowers who have mortgages with high current LTV ratios to refinance their mortgages without obtaining new mortgage insurance in excess of what was already in place.

Table 42 below presents the composition of our purchases of refinanced single-family loans during the three and nine months ended September 30, 2010.

Table 42 — Single-Family Refinance Loan Volume(1)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Amount	Number of Loans	Percent	Amount	Number of Loans	Percent
	(dollars in millions)

Relief refinance mortgages:
Above 105% LTV	$1,111	4,597	1.3%	$2,487	10,333	1.1%
80% to 105% LTV	10,236	44,963	13.1	29,234	126,876	13.6
Below 80% LTV	14,556	80,662	23.6	34,305	191,289	20.5

Total relief refinance mortgages	$25,903	130,222	38.0%	$66,026	328,498	35.2%

Total refinance loan volume(2)	$70,720	342,536	100%	$193,097	934,472	100%

(1)	Consists of all single-family mortgage loans that we either purchased or guaranteed during the period, excluding those underlying long-term standby commitments and Structured Transactions.
(2)	Consists of relief refinance mortgages and other refinance mortgages.

Expected Impact of MHA Program on Freddie Mac

As previously discussed, HAMP, which is a part of the MHA Program, is intended to provide borrowers the opportunity to obtain more affordable monthly payments and to reduce the number of delinquent mortgages that proceed to foreclosure and, ultimately, to mitigate our credit losses by reducing or eliminating a portion of the costs related to foreclosed properties. At present, it is difficult for us to predict the full extent of HAMP and other initiatives under the MHA Program and assess their impact on us because the impact is in part dependent on the number of borrowers who remain current on the modified loans versus the number who redefault. We believe our overall loss

73	Freddie Mac

mitigation programs could reduce our ultimate credit losses over the long term. However, we do not have sufficient empirical information to estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of serious delinquencies and foreclosures due to these initiatives.

It is likely that the costs we incur related to loan modifications and other activities under HAMP will be significant, to the extent that borrowers participate in this program in large numbers, for the following reasons:

•	We incur incentive fees to the servicer and borrower associated with each HAMP loan once the modification is completed and reported to the MHA Program administrator, and we paid $132 million of such fees in the nine months ended September 30, 2010. We also have the potential to incur up to $8,000 of additional servicer incentive fees and borrower compensation fees per modification as long as the borrower remains current on a loan modified under HAMP. As of September 30, 2010, we have also accrued $112 million for both initial fees and recurring incentive fees not yet due. We will bear the full cost of the monthly payment reductions related to modifications of loans we own or guarantee and all servicer and borrower incentive fees, and we will not receive a reimbursement of these costs from Treasury. We also incur incentive fees to the servicer and borrower for short sales and deed-in-lieu transactions under HAFA.

•	To the extent borrowers successfully obtain HAMP modifications, we may continue to experience significant increases in the number of TDRs, similar to our experience in the nine months ended September 30, 2010. Under HAMP, we may provide concessions to borrowers including interest rate reductions and forbearance of principal and interest on a portion of the UPB.

•	Some borrowers will fail to complete the HAMP trial period and others will default on their HAMP modified loans. For those borrowers who redefault or do not complete the trial period, HAMP will have delayed the foreclosure process. If home prices decline while these events take place, a delay in the foreclosure process may increase the losses we recognize on these loans, to the extent the prices we ultimately receive for the foreclosed properties are less than the prices we could have received had we foreclosed upon the properties earlier.

•	Non-GSE mortgages modified under HAMP include mortgages backing our investments in non-agency mortgage-related securities. Such modifications reduce the monthly payments due from affected borrowers, and thus could continue to reduce the payments we receive on these securities (to the extent the payment reductions have not been absorbed by subordinated investors or by other credit enhancement). Incentive payments from Treasury passed through to us as a holder of the applicable securities may partially offset such reductions.

We are devoting significant internal resources to the implementation of the various initiatives under the MHA Program, which has increased, and will continue to increase, our expenses. The size and scope of our efforts under the MHA Program may also limit our ability to pursue other business opportunities or corporate initiatives.

Credit Performance

Delinquencies

Unless otherwise noted, single-family serious delinquency rate information is based on the number of loans that are three monthly payments or more past due or those in the process of foreclosure, as reported by our seller/servicers. For multifamily loans, we report delinquency rates based on the UPB of mortgage loans that are two monthly payments or more past due or those in the process of foreclosure. Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as delinquent as long as the borrower is current under the modified terms.

Some of our workout and loss mitigation activities create fluctuations in our single-family serious delinquency statistics. For example, loans that we report as seriously delinquent before they enter the HAMP trial period remain seriously delinquent for purposes of our delinquency reporting until the modifications become effective and the loans are removed from delinquent status. However, under many of our non-HAMP modifications, the borrower would return to a current payment status sooner, because these modifications do not have trial periods. Consequently, the volume, timing, and type of loan modifications impacts our reported serious delinquency rate. In addition, there may be temporary timing differences, or lags, in the reporting of payment status and modification completion due to differing practices of our servicers in their reporting to us that can affect our serious delinquency reporting.

Our single-family and multifamily delinquency rates include all single-family and multifamily loans that we own, that are collateral for our PCs and Structured Securities and for which we issue a non-securitized financial guarantee, except as follows:

•	We exclude that portion of our Structured Securities and other mortgage-related financial guarantees that are backed by either Ginnie Mae Certificates or HFA bonds we guarantee under the Housing Finance Agency

74	Freddie Mac

Initiative because these securities do not expose us to meaningful amounts of credit risk due to the guarantee or credit enhancements provided on these securities by the U.S. government.

•	We exclude Structured Transactions from multifamily delinquency rates, except as indicated otherwise, because they are backed by non-Freddie Mac securities, and, consequently, we do not manage the servicing of the underlying loans. Structured Transactions backed by multifamily mortgage loans totaled $8.5 billion and $3.0 billion at September 30, 2010 and December 31, 2009, respectively. The delinquency rate of multifamily Structured Transactions, excluding those backed by HFA bonds guaranteed under the New Issue Bond Program, was 0.30% and 0.59% at September 30, 2010 and December 31, 2009, respectively.

Temporary actions to suspend foreclosure transfers of occupied homes, the longer foreclosure process timeframes of certain states, process requirements of HAMP, and general constraints on servicer capacity caused our single-family serious delinquency rates to increase more rapidly in 2009 than they would have otherwise, as loans that would have completed a workout or been foreclosed upon have instead remained in a delinquent status. Likewise, delays in the foreclosure process relating to the concerns about deficiencies in foreclosure practices of servicers could have a similar effect on our single-family serious delinquency rates.

Table 43 presents delinquency rates for our single-family credit guarantee and multifamily mortgage portfolios.

Table 43 — Delinquency Rates

	As of September 30, 2010		As of December 31, 2009		As of September 30, 2009
	Percent of	Delinquency	Percent of	Delinquency	Percent of	Delinquency
	Portfolio	Rate(1)	Portfolio	Rate(1)	Portfolio	Rate(1)

Single-family:
Non-credit-enhanced	85%	2.97%	84%	3.02%	83%	2.58%
Credit-enhanced	15	8.13	16	8.68	17	7.47

Total single-family credit guarantee portfolio(2)	100%	3.80	100%	3.98	100%	3.43

Multifamily:
Non-credit-enhanced	88%	0.18	89%	0.07	89%	0.03
Credit-enhanced	12	1.61	11	1.13	11	1.02

Total multifamily mortgage portfolio	100%	0.36	100%	0.19	100%	0.14

(1)	Single-family rates are based on the number of serious delinquencies, and include Structured Transactions whereas multifamily rates are based on the UPB of loans two monthly payments or more past due and exclude Structured Transactions. Prior period multifamily delinquency rates have been revised to conform to the current year presentation.
(2)	As of September 30, 2010 and December 31, 2009, approximately 56.8% and 49.2%, respectively, of the single-family loans reported as seriously delinquent were in the process of foreclosure.

Serious delinquency rates of our single-family credit guarantee portfolio declined during the third quarter of 2010 and the number of new serious delinquencies gradually decreased in the nine months ended September 30, 2010. Serious delinquency rates for nearly all single-family mortgage product types moderated, or improved, during the first nine months of 2010. However, serious delinquency rates for interest-only and option ARM products, which together represented approximately 7% of our total single-family credit guarantee portfolio at September 30, 2010, increased to 17.9% and 20.5% at September 30, 2010, respectively, compared with 17.6% and 17.9% at December 31, 2009, respectively. Serious delinquency rates of single-family 30-year, fixed-rate amortizing loans, which is a more traditional mortgage product, were 3.9% and 4.0% at September 30, 2010 and December 31, 2009, respectively. The improvement in our single-family serious delinquency rate during the three and nine months ended September 30, 2010 was primarily due to slowing volumes of new seriously delinquent loans, an increase in the number of loans returning to non-delinquent status due to a higher volume of loan modifications, and an increase in the number of seriously delinquent loans for which foreclosure was completed.

During 2009 and the nine months ended September 30, 2010, home prices in certain regions and states improved modestly, but declined overall due to significant inventories of unsold homes in every region of the U.S. In some geographical areas, particularly in certain states within the West, Southeast, and Northeast regions, home price declines in the past three years combined with higher rates of unemployment resulted in persistently high serious delinquency rates. See “Table 45 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” and “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information. We also continued to experience higher rates of serious delinquency on single-family loans originated between 2005 and 2008, as changes in other financial institutions’ underwriting standards allowed for the origination of significant amounts of higher risk mortgage products during that period. In addition, those borrowers are more susceptible to the declines in home prices over the past few years than those homeowners that have built equity over time.

75	Freddie Mac

Table 44 presents credit concentrations for certain loan groups in our single-family credit guarantee portfolio.

Table 44 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio

	As of September 30, 2010
				Serious
	UPB	Estimated	Percentage	Delinquency
	(in billions)	Current LTV(1)	Modified(2)	Rate

Geographical distribution:
Arizona, California, Florida, and Nevada	$465	88%	2.8%	7.2%
All other states	1,372	72%	1.6%	2.9%
Select higher-risk product features(3)	379	98%	4.8%	10.2%
Year of origination:
2008	180	83%	1.7%	4.3%
2007	224	100%	5.1%	11.0%
2006	169	100%	4.8%	9.8%
2005	193	87%	2.7%	5.7%
All other years	1,071	64%	0.9%	1.4%
Modified loans(4)	45	113%	100%	19.9%

	As of December 31, 2009
				Serious
	UPB	Estimated	Percentage	Delinquency
	(in billions)	Current LTV(1)	Modified(2)	Rate

Geographical distribution:
Arizona, California, Florida, and Nevada	$480	86%	1.1%	7.7%
All other states	1,423	74%	0.9%	3.0%
Select higher-risk product features(3)	413	97%	2.6%	10.8%
Year of origination:
2008	227	82%	0.3%	3.4%
2007	273	97%	1.8%	10.5%
2006	207	98%	1.9%	9.4%
2005	230	87%	1.2%	5.2%
All other years	966	63%	0.6%	1.6%
Modified loans(4)	20	110%	100%	35.2%

(1)	See endnote (3) to “Table 39 — Characteristics of the Single-Family Credit Guarantee Portfolio” for information on our calculation of estimated current LTV ratios.
(2)	Represents the percentage of loans, based on loan count in our single-family credit guarantee portfolio, that have been modified under agreement with the borrower, including those with no changes in interest rate or maturity date, but where past due amounts are added to the outstanding principal balance of the loan.
(3)	Includes Alt-A, interest-only, option ARMs, loans with original LTV ratios greater than 90%, and loans where borrowers had FICO credit scores less than 620 at the time of origination.
(4)	Includes all types of loan modifications as shown in “Table 40 — Single-Family Loan Workouts, Serious Delinquency, and Foreclosure Volumes.”

76	Freddie Mac

Table 45 presents statistics for combinations of certain characteristics of the mortgages in our single-family credit guarantee portfolio as of September 30, 2010 and December 31, 2009.

Table 45 — Single-Family Credit Guarantee Portfolio by Attribute Combinations

	September 30, 2010
	Current LTV(1) ≤ 80		Current LTV(1) of 81-100		Current LTV(1) > 100		Current LTV(1) All Loans
		Serious		Serious		Serious			Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO < 620:
20 and 30- year or more amortizing fixed rate	1.1%	8.7%	0.9%	15.4%	0.8%	27.8%	2.8%	11.5%	15.0%
15- year amortizing fixed rate	0.2	4.5	<0.1	11.5	<0.1	22.4	0.2	1.8	5.0
Adjustable fixed-rate(4)	0.1	11.3	<0.1	18.5	<0.1	28.6	0.1	7.1	16.3
Interest only	<0.1	17.8	0.1	25.4	0.1	40.6	0.2	1.7	33.1
Balloon/resets	<0.1	17.7	<0.1	22.8	<0.1	29.3	<0.1	6.0	19.7
FHA/VA	<0.1	3.6	<0.1	6.4	0.1	14.3	0.1	2.8	4.6
USDA Rural Development	<0.1	16.5	<0.1	9.3	<0.1	9.9	<0.1	3.6	10.9
Total FICO < 620	1.4	7.7	1.0	15.6	1.0	28.3	3.4	9.4	13.8

FICO of 620 to 659:
20 and 30- year or more amortizing fixed rate	2.5	5.1	1.8	9.8	1.7	20.7	6.0	7.2	10.0
15- year amortizing fixed rate	0.6	2.6	<0.1	7.8	<0.1	17.4	0.6	0.9	3.0
Adjustable fixed-rate(4)	0.1	5.4	0.1	13.6	0.1	26.0	0.3	1.4	13.1
Interest only	0.1	11.9	0.1	20.5	0.3	36.3	0.5	1.3	28.9
Balloon/resets	<0.1	15.2	<0.1	19.4	<0.1	23.7	<0.1	1.4	17.3
FHA/VA	<0.1	1.2	<0.1	3.2	<0.1	4.4	<0.1	0.6	2.2
USDA Rural Development	<0.1	8.9	<0.1	4.8	<0.1	4.8	<0.1	1.3	5.3
Total FICO of 620 to 659	3.3	4.5	2.0	10.4	2.1	22.2	7.4	5.7	9.7

FICO ≥ 660:
20 and 30- year or more amortizing fixed rate	38.7	1.0	19.3	2.9	9.3	10.6	67.3	1.6	2.7
15- year amortizing fixed rate	11.9	0.4	0.8	1.6	0.1	7.8	12.8	0.1	0.5
Adjustable fixed-rate(4)	1.7	1.5	0.8	5.6	0.8	17.4	3.3	0.4	5.6
Interest only	0.9	3.8	1.4	10.0	2.7	23.9	5.0	0.6	16.2
Balloon/resets	0.1	5.9	<0.1	9.6	<0.1	15.4	0.1	0.4	7.9
FHA/VA	<0.1	1.3	<0.1	0.9	<0.1	1.1	<0.1	0.1	1.1
USDA Rural Development	<0.1	3.1	0.1	2.2	<0.1	1.3	0.1	0.4	1.7
Total FICO ≥ 660	53.3	0.8	22.4	3.3	12.9	13.1	88.6	1.1	2.7

Total of FICO not available	0.4	4.7	0.1	12.2	0.1	22.6	0.6	3.6	9.0

All FICO:
20 and 30- year or more amortizing fixed rate	42.6	1.6	22.0	4.1	11.8	13.5	76.4	2.5	3.9
15- year amortizing fixed rate	12.7	0.7	0.8	2.2	0.1	9.4	13.6	0.2	0.8
Adjustable fixed-rate(4)	2.0	2.3	0.9	7.1	0.9	19.1	3.8	0.8	6.6
Interest only	0.9	4.6	1.7	11.5	3.1	25.7	5.7	0.7	17.9
Balloon/resets	0.1	8.0	<0.1	11.6	<0.1	17.1	0.1	1.0	9.9
FHA/VA	0.1	9.7	0.1	10.6	0.1	11.0	0.3	5.6	10.1
USDA Rural Development	<0.1	7.2	<0.1	3.9	0.1	3.2	0.1	1.1	3.9

Total Single-Family Credit Guarantee Portfolio(5)	58.4%	1.4%	25.5%	4.5%	16.1%	15.4%	100.0%	1.9%	3.8%

By Region(6)

FICO < 620:
North Central	0.2%	7.1%	0.2%	13.4%	0.2%	22.1%	0.6%	9.9%	12.7%
Northeast	0.4	9.4	0.3	20.3	0.1	31.2	0.8	9.5	14.2
Southeast	0.3	8.4	0.2	15.6	0.3	32.3	0.8	9.7	16.2
Southwest	0.3	6.0	0.2	13.4	<0.1	23.4	0.5	7.0	9.2
West	0.2	6.2	0.1	15.4	0.4	29.7	0.7	10.9	16.4
Total FICO < 620	1.4	7.7	1.0	15.6	1.0	28.3	3.4	9.4	13.8

FICO of 620 to 659:
North Central	0.5	4.3	0.5	9.4	0.4	16.2	1.4	5.8	8.6
Northeast	1.0	5.3	0.5	13.9	0.3	23.0	1.8	5.5	9.2
Southeast	0.6	5.1	0.4	9.9	0.6	26.0	1.6	5.8	11.8
Southwest	0.6	3.5	0.3	8.1	0.1	15.1	1.0	4.0	5.5
West	0.6	3.8	0.3	11.1	0.7	24.8	1.6	7.4	12.8
Total FICO of 620 to 659	3.3	4.5	2.0	10.4	2.1	22.2	7.4	5.7	9.7

FICO ≥ 660:
North Central	8.8	0.7	5.0	2.8	2.2	7.7	16.0	1.0	2.0
Northeast	15.6	0.9	5.2	4.7	1.3	12.0	22.1	0.9	2.1
Southeast	7.7	1.1	4.1	3.1	3.3	15.8	15.1	1.2	4.0
Southwest	7.4	0.7	2.9	2.3	0.3	6.5	10.6	0.6	1.2
West	13.8	0.7	5.2	3.3	5.8	14.9	24.8	1.7	3.9
Total FICO ≥ 660	53.3	0.8	22.4	3.3	12.9	13.1	88.6	1.1	2.7

Total of FICO not available	0.4	4.7	0.1	12.2	0.1	22.6	0.6	3.6	9.0

All FICO:
North Central	9.5	1.2	5.7	3.9	2.9	10.2	18.1	1.8	3.0
Northeast	17.2	1.6	6.0	6.4	1.7	15.6	24.9	1.7	3.1
Southeast	8.6	1.9	4.8	4.5	4.2	18.5	17.6	2.1	5.4
Southwest	8.3	1.2	3.4	3.7	0.4	10.7	12.1	1.3	2.0
West	14.8	1.0	5.6	4.2	6.9	16.7	27.3	2.3	4.8

Total Single-Family Credit Guarantee Portfolio(5)	58.4%	1.4%	25.5%	4.5%	16.1%	15.4%	100.0%	1.9%	3.8%

77	Freddie Mac

	December 31, 2009
	Current LTV(1) ≤ 80		Current LTV(1) of 81-100		Current LTV(1) > 100		Current LTV(1) All Loans
		Serious		Serious		Serious			Serious
	Percentage	Delinquency	Percentage	Delinquency	Percentage	Delinquency	Percentage	Percentage	Delinquency
	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Rate	of Portfolio(2)	Modified(3)	Rate

By Product Type

FICO < 620:
20 and 30- year or more amortizing fixed rate	1.2%	9.5%	0.9%	16.6%	0.9%	29.1%	3.0%	7.5%	16.2%
15- year amortizing fixed rate	0.2	4.4	<0.1	11.4	<0.1	18.6	0.2	1.0	5.0
Adjustable fixed-rate(4)	0.1	11.9	<0.1	20.0	0.1	29.8	0.2	4.9	17.6
Interest only	<0.1	17.9	0.1	27.1	0.1	44.2	0.2	0.5	35.4
Balloon/resets	<0.1	15.5	<0.1	18.4	<0.1	27.2	<0.1	5.0	17.3
FHA/VA	<0.1	3.6	<0.1	5.2	<0.1	12.3	<0.1	2.1	4.5
USDA Rural Development	<0.1	15.0	<0.1	12.3	<0.1	11.4	<0.1	2.7	12.3
Total FICO < 620	1.5	8.2	1.0	16.8	1.1	29.7	3.6	6.0	14.9

FICO of 620 to 659:
20 and 30- year or more amortizing fixed rate	2.6	5.3	1.8	10.0	1.8	20.4	6.2	4.1	10.3
15- year amortizing fixed rate	0.6	2.6	0.1	5.9	<0.1	11.9	0.7	0.5	2.9
Adjustable fixed-rate(4)	0.1	5.8	0.2	13.2	0.1	25.2	0.4	0.8	13.3
Interest only	0.1	11.9	0.1	21.3	0.4	38.1	0.6	0.4	29.7
Balloon/resets	<0.1	8.4	<0.1	11.7	<0.1	17.7	<0.1	0.4	10.3
FHA/VA	<0.1	1.3	<0.1	3.3	<0.1	3.2	<0.1	0.5	2.0
USDA Rural Development	<0.1	6.8	<0.1	6.8	<0.1	4.3	<0.1	1.0	5.4
Total FICO of 620 to 659	3.4	4.7	2.2	10.6	2.3	22.3	7.9	3.2	10.1

FICO > 620:
20 and 30- year or more amortizing fixed rate	36.2	1.0	19.4	2.8	10.1	9.4	65.7	0.6	2.6
15- year amortizing fixed rate	11.3	0.4	1.0	1.3	0.2	4.9	12.5	—	0.5
Adjustable fixed-rate(4)	1.6	1.7	0.8	5.5	0.9	16.4	3.3	0.2	5.8
Interest only	1.2	3.4	1.8	9.6	3.1	24.2	6.1	0.2	15.7
Balloon/resets	0.2	2.0	<0.1	6.2	<0.1	8.7	0.2	—	3.3
FHA/VA	<0.1	1.1	<0.1	0.5	<0.1	0.6	<0.1	0.1	0.8
USDA Rural Development	<0.1	3.4	<0.1	2.0	0.1	1.5	0.1	0.3	1.8
Total FICO > 620	50.5	0.8	23.0	3.2	14.4	12.1	87.9	0.4	2.8

Total of FICO not available	0.4	4.8	0.1	14.1	0.1	28.9	0.6	2.5	7.5

All FICO:
20 and 30- year or more amortizing fixed rate	40.2	1.7	22.1	4.1	12.9	12.5	75.2	1.3	4.0
15- year amortizing fixed rate	12.1	0.6	1.1	1.9	0.2	6.1	13.4	0.1	0.7
Adjustable fixed-rate(4)	1.8	2.5	1.1	7.1	1.0	18.2	3.9	0.5	6.9
Interest only	1.3	4.2	2.0	11.2	3.6	26.4	6.9	0.2	17.6
Balloon/resets	0.3	3.1	<0.1	7.5	<0.1	10.6	0.3	2.1	4.5
FHA/VA	0.1	10.7	<0.1	12.9	0.1	15.2	0.2	1.3	11.8
USDA Rural Development	<0.1	6.6	<0.1	4.7	0.1	3.5	0.1	1.4	4.3

Total Single-Family Credit Guarantee Portfolio(5)	55.8%	1.4%	26.3%	4.6%	17.9%	14.8%	100.0%	0.9%	4.0%

By Region(6)

FICO < 620:
North Central	0.2%	7.9%	0.3%	14.8%	0.2%	23.6%	0.7%	6.8%	14.2%
Northeast	0.5	9.4	0.2	20.3	0.2	30.4	0.9	5.7	14.7
Southeast	0.3	9.1	0.2	18.0	0.3	33.6	0.8	6.3	17.0
Southwest	0.3	6.5	0.1	13.3	0.1	22.0	0.5	5.3	9.8
West	0.2	7.3	0.2	18.3	0.3	34.8	0.7	5.9	18.7
Total FICO < 620	1.5	8.2	1.0	16.8	1.1	29.7	3.6	6.0	14.9

FICO of 620 to 659:
North Central	0.5	4.5	0.5	9.6	0.5	16.5	1.5	3.5	9.2
Northeast	1.0	5.0	0.5	12.3	0.4	21.3	1.9	2.9	8.9
Southeast	0.7	5.5	0.4	11.3	0.6	26.0	1.7	3.3	12.2
Southwest	0.6	3.6	0.4	8.0	0.1	13.6	1.1	2.8	5.8
West	0.6	4.3	0.4	12.5	0.7	27.5	1.7	3.3	13.9
Total FICO of 620 to 659	3.4	4.7	2.2	10.6	2.3	22.3	7.9	3.2	10.1

FICO ≥ 660:
North Central	8.3	0.8	5.1	2.7	2.7	7.0	16.1	0.4	2.1
Northeast	14.3	0.8	5.4	3.7	1.9	10.0	21.6	0.3	1.9
Southeast	7.8	1.2	4.1	3.6	3.4	14.6	15.3	0.5	4.0
Southwest	6.8	0.7	3.2	2.0	0.6	4.9	10.6	0.3	1.2
West	13.3	0.7	5.2	3.9	5.8	15.6	24.3	0.5	4.2
Total FICO ≥ 660	50.5	0.8	23.0	3.2	14.4	12.1	87.9	0.4	2.8

Total of FICO not available	0.4	4.8	0.1	14.1	0.1	28.9	0.6	2.5	7.5

All FICO:
North Central	9.1	1.3	5.8	3.9	3.4	9.8	18.3	1.0	3.2
Northeast	16.0	1.5	6.2	5.4	2.4	13.5	24.6	0.8	3.0
Southeast	8.8	2.0	4.8	5.2	4.3	17.8	17.9	1.1	5.6
Southwest	7.7	1.3	3.8	3.4	0.8	8.6	12.3	0.9	2.2
West	14.2	1.1	5.7	5.0	7.0	17.8	26.9	0.9	5.3

Total Single-Family Credit Guarantee Portfolio(5)	55.8%	1.4%	26.3%	4.6%	17.9%	14.8%	100.0%	0.9%	4.0%

(1)	The current LTV ratios are our estimates. See endnote (3) to “Table 39 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information.
(2)	Based on UPB of the single-family credit guarantee portfolio. Those categories shown as 0.0% represent less than 0.1% of the loan balance of the single-family credit guarantee portfolio.
(3)	See endnote (2) to “Table 44 — Credit Concentrations in the Single-Family Credit Guarantee Portfolio.”
(4)	Includes option ARM mortgage loans.
(5)	The total of all FICO categories may not sum due to the inclusion of loans where FICO is not available in the respective totals for all loans. See endnote (4) to “Table 39 — Characteristics of the Single-Family Credit Guarantee Portfolio” for further information about our use of FICO scores.
(6)	Presentation is based on the following regional designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); and Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

78	Freddie Mac

At September 30, 2010, approximately 23% of our single-family credit guarantee portfolio consisted of mortgage loans originated in 2009. These loans experienced significantly better serious delinquency trends at this stage than did loans originated in 2006, 2007, and 2008. Excluding loans purchased pursuant to the Home Affordable Refinance Program, we believe this improvement reflects recent changes in our underwriting standards. Mortgage loans originated in 2006 through 2008 experienced higher serious delinquency rates in the earlier years of their terms as compared to our historical experience. Our single-family credit guarantee portfolio was positively affected by low interest rates and high refinance activity in 2009 and the nine months ended September 30, 2010. As a result, our new purchases during these periods contained a relatively higher composition of fixed-rate amortizing mortgage loans than earlier years, for which we also experienced lower levels of credit losses. Loans originated in 2010 comprise 11% of our single-family credit guarantee portfolio and had an average original LTV ratio of 70% and an average borrower credit score of 753.

Table 46 provides delinquency information by attribute of our multifamily mortgage portfolio as of September 30, 2010 and December 31, 2009.

Table 46 — Multifamily Mortgage Portfolio(1) — by Attribute

	Percentage of Portfolio at		Delinquency Rate(2) at
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Original LTV Ratio(3)

Below 75%	65%	64%	0.16%	0.06%
75% to 80%	28	29	0.22	0.13
Above 80%	7	7	2.80	1.63

Total	100%	100%	0.36%	0.19%

Weighted average LTV ratio at origination	70%	70%

Geographic Distribution

California	18%	18%	0.02%	—%
Texas	12	12	0.65	0.26
New York	9	9	—	—
Florida	6	5	1.15	0.35
Virginia	5	5	—	—
Georgia	5	5	1.84	0.67
All other states	45	46	0.26	0.23

Total	100%	100%	0.36%	0.19%

Maturity Date

2010	1%	2%	0.50%	0.21%
2011	3	3	—	—
2012	4	5	—	—
2013	7	7	—	—
2014	9	9	0.14	—
Beyond 2014	76	74	0.45	0.25

Total	100%	100%	0.36%	0.19%

Year of Origination

2004 and prior	17%	19%	0.17%	0.08%
2005	8	8	0.11	—
2006	12	12	0.28	0.16
2007	21	22	1.04	0.56
2008	24	24	0.26	0.13
2009	12	15	—	—
2010	6	—	—	—

Total	100%	100%	0.36%	0.19%

Current Loan Size Distribution

Below $5 million	9%	9%	0.27%	0.15%
$5 million to $25 million	55	55	0.50	0.32
Above $25 million	36	36	0.15	—

Total	100%	100%	0.36%	0.19%

(1)	Consists of loans held by us on our consolidated balance sheets as well as those underlying non-consolidated PCs, Structured Securities and other mortgage-related financial guarantees, but excluding those underlying Structured Transactions and our guarantees of HFA bonds under the HFA Initiative. The UPB of our multifamily mortgage portfolio was $98.2 billion at December 31, 2009 and $97.1 billion at September 30, 2010.
(2)	Based on UPB. Prior period has been revised to conform to the current period presentation.
(3)	Original LTV ratios are calculated as the amount of the mortgage we guarantee including the credit-enhanced portion, divided by the lesser of the appraised value of the property at time of mortgage origination or the mortgage borrower’s purchase price. Second liens not owned or guaranteed by us are excluded from the LTV ratio calculation.

79	Freddie Mac

Our multifamily mortgage portfolio delinquency rate increased to 0.36% at September 30, 2010 from 0.19% at December 31, 2009. The delinquency rates for loans in our multifamily mortgage portfolio are positively impacted to the extent we have been successful in working with troubled borrowers to modify their loans prior to their becoming delinquent or providing temporary relief through loan modifications. In certain cases, we receive credit enhancement on the multifamily loans we purchase or guarantee, in the form of supplemental collateral or allocation of first losses to holders of subordinate interests, which reduces our risk of credit loss. Our credit enhanced loans collectively have a higher average delinquency rate than our non-credit enhanced loans. As of September 30, 2010, more than one-half of our multifamily loans, that were two monthly payments or more past due, measured both in terms of number of loans and on a UPB basis, had credit enhancements that we currently believe will mitigate our expected losses on those loans.

We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 9% and 8% as of September 30, 2010 and December 31, 2009, respectively, based on the latest available information for these properties, and the delinquency rate for these loans was 3.2% and 1.3%, respectively. Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. For further information on credit concentrations in our multifamily mortgage portfolio, see “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS.”

Non-Performing Assets

Non-performing assets consist of single-family and multifamily loans that have undergone a TDR, single-family seriously delinquent loans, multifamily loans that are three or more monthly payments past due or in foreclosure, and REO assets, net. Non-performing assets also includes non-accrual loans. We place non-performing loans on non-accrual status when we believe collectibility of interest and principal on a loan is not reasonably assured, unless the loan is well secured and in the process of collection. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments. There were no loans three monthly payments or more past due for which we continued to accrue interest during the nine months ended September 30, 2010. Table 47 provides further information about our non-performing assets.

Table 47 — Non-Performing Assets(1)

	September 30,	December 31,	September 30,
	2010	2009	2009
	(dollars in millions)

Non-performing mortgage loans — on balance sheet:
Single-family TDRs:
Reperforming or less than three monthly payments past due	$22,526	$711	$634
Seriously delinquent	2,239	477	413
Multifamily TDRs	343	229	202

Total TDRs	25,108	1,417	1,249
Other single-family non-performing loans(2)(3)	86,443	12,106	10,498
Other multifamily non-performing loans	178	91	27

Total non-performing mortgage loans — on balance sheet	111,729	13,614	11,774

Non-performing mortgage loans — off-balance sheet:
Single-family loans(3)	1,538	85,395	74,313
Multifamily loans	225	218	198

Total non-performing mortgage loans — off-balance sheet	1,763	85,613	74,511

Real estate owned, net	7,511	4,692	4,234

Total non-performing assets	$121,003	$103,919	$90,519

Loan loss reserves as a percentage of our non-performing mortgage loans	34.0%	34.1%	35.4%

Total non-performing assets as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities	6.1%	5.2%	4.5%

(1)	Mortgage loan amounts are based on UPB and REO, net is based on carrying values.
(2)	Represents loans recognized by us on our consolidated balance sheets, including loans purchased from PC trusts due to the borrower’s serious delinquency.
(3)	The significant increase in other single-family non-performing loans — on balance sheet and the significant decrease in the non-performing single-family mortgage loans — off-balance sheet from December 31, 2009 to September 30, 2010 is primarily related to the adoption of amendments of the accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

The amount of non-performing assets increased to approximately $121.0 billion at September 30, 2010, from $103.9 billion at December 31, 2009, primarily due to continued high transition of loans into serious delinquency, which led to higher volumes of loan modifications and consequently, a rise in the number of loans categorized as TDRs. Serious delinquencies have remained high due to the impact of continued weakness in home prices and persistently high unemployment, extended foreclosure timelines in many states, and challenges faced by servicers in

80	Freddie Mac

building capacity to service high volumes of seriously delinquent loans. The UPB of loans categorized as TDRs increased to $25.1 billion at September 30, 2010 from $1.4 billion as of December 31, 2009, largely due to a significant increase in loan modifications during the nine months ended September 30, 2010 in which we decreased the contractual interest rate, deferred the balance on which contractual interest is computed, or made a combination of both of these changes. Many of the TDRs during the nine months ended September 30, 2010 were loan modifications under HAMP, but an increasing number of our non-HAMP modifications have similar changes in terms, except forbearance of principal amounts. We expect the number of non-HAMP modifications to increase in the remainder of 2010 as borrowers that fail to complete HAMP trial periods qualify under our temporary HAMP back-up modification program. Growth in non-performing assets was less pronounced during the nine months ended September 30, 2010 than during 2009. We expect our non-performing assets, including loans deemed to be TDRs, to continue to increase in the fourth quarter of 2010.

Table 48 provides detail by region for REO activity. Our REO activity relates almost entirely to single-family residential properties. Consequently, our regional REO acquisition trends generally follow a pattern that is similar to, but lags, that of regional serious delinquency trends of our single-family credit guarantee portfolio. See “Table 45 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for additional information about regional serious delinquency rates.

Table 48 — REO Activity by Region(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(number of properties)

REO Inventory
Beginning property inventory	62,190	34,706	45,052	29,346
Adjustment to beginning balance(2)	—	—	1,340	—
Properties acquired by region:
Northeast	3,673	2,103	9,403	5,053
Southeast	11,301	5,332	28,929	13,328
North Central	8,759	5,743	24,077	14,640
Southwest	4,442	2,540	11,133	6,293
West	10,881	8,657	29,597	21,048

Total properties acquired	39,056	24,375	103,139	60,362

Properties disposed by region:
Northeast	(2,263)	(1,451)	(6,405)	(3,974)
Southeast	(7,450)	(4,168)	(19,586)	(10,840)
North Central	(5,783)	(3,729)	(16,618)	(10,976)
Southwest	(2,688)	(1,806)	(7,832)	(4,991)
West	(8,152)	(6,787)	(24,180)	(17,787)

Total properties disposed	(26,336)	(17,941)	(74,621)	(48,568)

Ending property inventory	74,910	41,140	74,910	41,140

(1)	See “Table 45 — Single-Family Credit Guarantee Portfolio by Attribute Combinations” for a description of these regions.
(2)	Represents REO assets associated with previously non-consolidated mortgage trusts recognized upon adoption of the amendment to the accounting standard for consolidation of VIEs on January 1, 2010.

Our REO property inventory increased 66% during the nine months ended September 30, 2010, in part due to increased levels of foreclosures associated with borrowers that did not qualify or that did not successfully complete a modification or short sale. During 2009, we experienced a significant increase in the number of seriously delinquent loans in our single-family credit guarantee portfolio. However, due to the effect of HAMP, our suspensions of foreclosure transfers and other programs, many of these loans have not yet transitioned to REO, or their transition to REO was delayed. We expect many of these loans will not complete the modification process or may redefault and result in a foreclosure transfer. Consequently, we expect our REO activity to continue to increase in the near term. However, the pace of our REO acquisitions could slow due to further delays in the foreclosure process, including delays related to concerns about deficiencies in foreclosure practices of servicers. We have also temporarily suspended certain REO sales and eviction proceedings for our REO properties due to these concerns, which could temporarily reduce the rates at which we dispose of REO properties.

Our single-family REO acquisitions during the nine months ended September 30, 2010 have been most significant in the states of Florida, California, Arizona, Michigan, Georgia, Illinois and Texas. The West region represented approximately 29% of the new REO acquisitions during the nine months ended September 30, 2010, based on the number of units, and the highest concentration in that region is in the state of California. At September 30, 2010, our REO inventory in California comprised approximately 12% of our total REO property inventory.

81	Freddie Mac

In certain areas we have offered REO properties for purchase by Neighborhood Stabilization Program grant recipients prior to listing the properties for sale to the general public. For the first 15 days following listing, we also offer most of our REO properties exclusively to Neighborhood Stabilization Program grant recipients and purchasers who intend to occupy the properties.

Credit Loss Performance

Table 49 provides detail on our credit loss performance associated with mortgage loans and REO assets on our consolidated balance sheets and underlying our non-consolidated mortgage-related financial guarantees.

Table 49 — Credit Loss Performance

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in millions)

REO:
REO balances, net:
Single-family	$7,420	$4,189	$7,420	$4,189
Multifamily	91	45	91	45

Total	$7,511	$4,234	$7,511	$4,234

REO operations (income) expense:
Single-family	$337	$(98)	$452	$209
Multifamily	—	2	4	10

Total	$337	$(96)	$456	$219

Charge-offs:(1)
Single-family:
Charge-offs, gross (including $4.8 billion, $2.8 billion, $12.6 billion, and $6.4 billion relating to loan loss reserve, respectively)	$4,936	$2,855	$12,967	$6,634
Recoveries(2)	(1,057)	(619)	(2,445)	(1,481)

Single-family, net	$3,879	$2,236	$10,522	$5,153

Multifamily:
Charge-offs, gross (including $23 million, $15 million, $68 million, and $19 million relating to loan loss reserve, respectively)	$23	$16	$68	$20
Recoveries(2)	—	—	—	—

Multifamily, net	$23	$16	$68	$20

Total charge-offs:
Charge-offs, gross (including $4.8 billion, $2.8 billion, $12.6 billion, and $6.5 billion relating to loan loss reserves, respectively)	$4,959	$2,871	$13,035	$6,654
Recoveries(2)	(1,057)	(619)	(2,445)	(1,481)

Total charge-offs, net	$3,902	$2,252	$10,590	$5,173

Credit losses:(3)
Single-family	$4,216	$2,138	$10,974	$5,362
Multifamily	23	18	72	30

Total	$4,239	$2,156	$11,046	$5,392

Total in basis points(4) (annualized)	87.0	44.3	75.2	37.3

(1)	Represents the amount of the UPB of a loan that has been discharged, regardless of when the impact of the credit loss was recorded on our consolidated statements of operations through the provision for credit losses or losses on loans purchased. Charge-offs primarily result from foreclosure transfers and short sales and are generally calculated as the contractual balance of a loan at the date it is discharged less the estimated value in final disposition or actual net sales proceeds in a short sale.
(2)	Recoveries of charge-offs primarily result from foreclosure transfers and short sales on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	Equal to REO operations expense plus charge-offs, net. Excludes forgone interest on non-performing loans, which reduces our net interest income but is not reflected in our total credit losses. In addition, excludes other market-based credit losses: (a) incurred on our mortgage loans and mortgage-related securities; and (b) recognized in our consolidated statements of operations, including losses on loans purchased and losses on certain credit guarantees.
(4)	Calculated as annualized credit losses divided by the average total mortgage portfolio, excluding non-Freddie Mac mortgage-related securities and that portion of Structured Securities that is backed by Ginnie Mae Certificates.

Our credit loss performance metric generally measures losses at the conclusion of the loan and related collateral resolution process. There is a significant lag in the time from implementation of problem loan workout activities until the final resolution of seriously delinquent mortgage loans and REO assets. Our credit loss performance is based on our charge-offs and REO expenses and differs from our provision for credit losses and losses on loans purchased. We expect our credit losses to continue to increase in the near term, as our short sale and REO acquisition volume will likely remain high and market conditions, such as home prices and the rate of home sales, continue to remain weak. However, our realization of credit losses could be delayed due to the concerns about deficiencies in foreclosure

82	Freddie Mac

practices of servicers. We record charge-offs at the time we take ownership of a property through foreclosure, and any delays in the foreclosure process could reduce the rate at which seriously delinquent loans proceed to foreclosure.

Single-family charge-offs, gross, for the nine months ended September 30, 2010 increased to $13.0 billion, compared to $6.6 billion for the nine months ended September 30, 2009, primarily due to an increase in the volume of foreclosure transfers and short sales and continued weakness in residential real estate markets. Gross charge-offs for multifamily loans increased to $68 million for the nine months ended September 30, 2010 compared to $20 million for the nine months ended September 30, 2009, primarily due to an increase in REO acquisitions. We expect our single-family charge-offs will continue to increase in the near term, driven by foreclosure transfers and foreclosure alternatives, including short sales, as we continue to resolve loans with troubled borrowers. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for additional information about our credit losses.

Table 50 presents the cumulative foreclosure transfer and short sales rates, by year of origination, for loans in our single-family credit guarantee portfolio.

Table 50 — Single-Family Cumulative Foreclosure Transfer and Short Sale Rates(1)

	September 30,	December 31,	September 30,
	2010	2009	2009

Year of Origination
2005	2.66%	1.63%	1.39%
2006	4.49	2.70	2.25
2007	4.33	2.24	1.71
2008	1.05	0.37	0.24
2009	0.02	<0.01	—

(1)	Rates are calculated for each year of origination as the number of loans that have proceeded to foreclosure transfer or short sale and resulted in a credit loss, excluding any subsequent recoveries, during the period from origination to September 30, 2010, December 31, 2009 and September 30, 2009, respectively, divided by the number of loans in our single-family credit guarantee portfolio.

Loan Loss Reserves

We maintain two mortgage-related loan loss reserves — allowance for losses on mortgage loans held-for-investment and reserve for guarantee losses on non-consolidated mortgage-related guarantees — at levels we deem adequate to absorb probable incurred losses on mortgage loans held-for-investment and financial guarantees. Effective January 1, 2010, the adoption of the amendment to the accounting standards for consolidation of VIEs resulted in the reclassification of the reserves for guarantee losses associated with the mortgage loans of the consolidated single-family PCs and certain Structured Transactions to the allowance for loan losses on mortgage loans held-for-investment. The remaining reserve for guarantee losses as of September 30, 2010 relates to non-consolidated mortgage-related guarantees and is not significant. Beginning January 1, 2010, the reserve for guarantee losses is included in other liabilities on our consolidated balance sheet. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information about how we estimate our loan loss reserves. Table 51 summarizes our loan loss reserves activity.

83	Freddie Mac

Table 51 — Loan Loss Reserves Activity(1)

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
			(dollars in millions)

Total loan loss reserves:
Beginning balance	$37,384	$935	$38,319	$25,457	$330	$25,787
Provision for credit losses	3.709	18	3,727	7,884	89	7,973
Charge-offs, gross(3)	(4,780)	(23)	(4,803)	(2,774)	(15)	(2,789)
Recoveries(4)	1,057	—	1,057	619	—	619
Transfers, net(5)(6)	295	1	296	(1,026)	—	(1,026)

Ending balance	$37,665	$931	$38,596	$30,160	$404	$30,564

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Single-family	Multifamily	Total	Single-family	Multifamily	Total
			(dollars in millions)

Total loan loss reserves:
Beginning balance	$33,026	$831	$33,857	$15,341	$277	$15,618
Adjustments to beginning balance(2)	(186)	—	(186)	—	—	—
Provision for credit losses	13,986	166	14,152	22,407	146	22,553
Charge-offs, gross(3)	(12,550)	(68)	(12,618)	(6,448)	(19)	(6,467)
Recoveries(4)	2,445	—	2,445	1,481	—	1,481
Transfers, net(5)(6)	944	2	946	(2,621)	—	(2,621)

Ending balance	$37,665	$931	$38,596	$30,160	$404	$30,564

Total loan loss reserve, as a percentage of the total mortgage portfolio, excluding non-Freddie Mac securities			1.94%			1.53%

(1)	Includes allowance for loan losses and reserve for guarantee losses. Beginning January 1, 2010, our reserve for guarantee losses is included within other liabilities. See “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for further information.
(2)	Adjustments relate to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.
(3)	Charge-offs presented above exclude $156 million and $82 million for the three month periods ended September 30, 2010 and 2009, respectively, and $417 million and $187 million for the nine month periods ended September 30, 2010 and 2009, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations.
(4)	Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(5)	Consist primarily of: (a) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (b) in 2009, the transfer of a proportional amount of the recognized reserves for guarantee losses related to loans purchased from non-consolidated mortgage-related financial guarantees; (c) effective January 1, 2010, the transfer of amounts related to our guarantee obligation included in other liabilities; and (d) net amounts attributable to uncollectible interest on modified mortgage loans.
(6)	For delinquent loans placed on non-accrual status on our consolidated balance sheets, we reverse all past due interest. In most cases, when we modify a non-accrual loan, the past due interest on the original loan is recapitalized, or added to the principal of the new loan and reflected as a transfer into the reserve balance. Transfers, net in the table above includes $300 million and $840 million in the three and nine months ended September 30, 2010, respectively, associated with recapitalization of past due interest.

The amount of our total loan loss reserves that related to single-family and multifamily mortgage loans was $37.7 billion and $931 million, respectively, as of September 30, 2010. Our total loan loss reserves increased in both the nine months ended September 30, 2010 and the nine months ended September 30, 2009 as we recorded additional reserves associated with a higher volume of TDRs as well as a higher UPB of non-performing loans. See “CONSOLIDATED RESULTS OF OPERATIONS — Provision for Credit Losses,” for additional information.

Credit Risk Sensitivity

Our credit risk sensitivity analysis assesses the estimated increase in the NPV of expected credit losses for our single-family credit guarantee portfolio over a ten year period as the result of an immediate 5% decline in home prices nationwide, followed by a stabilization period and return to the base case. Since the real estate market has already experienced significant home price declines since 2006 and we experienced significant growth in actual credit losses during 2009 and the nine months ended September 30, 2010, our portfolio’s market value has been less sensitive to additional 5% declines in home prices during the last several quarters for purposes of this analysis. As shown in the analysis below, the NPV impact of expected credit losses resulting from a 5% home price shock declined significantly since December 31, 2009, primarily due to actual losses realized during 2010, the impacts of a decline in interest rates, and recent improvement in home prices in certain areas. This sensitivity analysis is hypothetical and may not be indicative of our actual results. We do not use this analysis for determination of our reported results under GAAP. Our quarterly credit risk sensitivity estimates are as follows:

84	Freddie Mac

Table 52 — Single-Family Credit Loss Sensitivity

	Before Receipt of		After Receipt of
	Credit Enhancements(1)		Credit Enhancements(2)
		NPV		NPV
	NPV(3)	Ratio(4)	NPV(3)	Ratio(4)
	(dollars in millions)

At:
September 30, 2010	$9,099	49.5 bps	$8,187	44.6 bps
June 30, 2010	$8,327	44.5 bps	$7,445	39.8 bps
March, 31, 2010(5)	$10,228	54.4 bps	$9,330	49.6 bps
December 31, 2009	$12,646	67.4 bps	$11,462	61.1 bps
September 30, 2009	$12,140	64.7 bps	$11,006	58.7 bps

(1)	Assumes that none of the credit enhancements currently covering our mortgage loans has any mitigating impact on our credit losses.
(2)	Assumes we collect amounts due from credit enhancement providers after giving effect to certain assumptions about counterparty default rates.
(3)	Based on the single-family credit guarantee portfolio, excluding Structured Securities backed by Ginnie Mae Certificates.
(4)	Calculated as the ratio of NPV of increase in credit losses to the single-family credit guarantee portfolio, defined in note (3) above.
(5)	Credit loss projections in this sensitivity analysis beginning as of March 31, 2010 declined, in part, because as of March 31, 2010 we adjusted our model used in this analysis for both serious delinquency and loss severity projections. The enhanced model reduces our serious delinquency projections for loans that are at least one year of age based on the mortgage product type, borrower’s credit score and other attributes. Other changes to the model included incorporating recent delinquency experiences to better forecast serious delinquencies for fixed coupon Alt-A mortgages. Severity assumptions for certain loans with reduced documentation, regardless of whether the loan has a fixed or variable coupon, were increased based on our recent experience with these loans.

Interest-Rate and Other Market Risks

For a discussion of our interest-rate and other market risks, see “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.”

Operational Risks

Management, including the company’s Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2010. For additional information, see “CONTROLS AND PROCEDURES.”

For more information on our operational risks, see “MD&A — RISK MANAGEMENT — Operational Risks” in our 2009 Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into certain business arrangements that are not recorded on our consolidated balance sheets or may be recorded in amounts that differ from the full contract or notional amount of the transaction. Most of these arrangements relate to our financial guarantee and securitization activity for which we record guarantee assets and obligations. These off-balance sheet arrangements may expose us to potential losses in excess of the amounts recorded on our consolidated balance sheets. Our maximum potential off-balance sheet exposure to credit losses relating to our securitization activities and other mortgage-related financial guarantees is primarily represented by the UPB of the loans and securities underlying the non-consolidated trusts and guarantees to third parties, which was $41.2 billion and $1.5 trillion at September 30, 2010 and December 31, 2009, respectively. Our off-balance sheet arrangements related to securitization activity have been significantly reduced due to new accounting standards for transfers of financial assets and the consolidation of VIEs, which we adopted on January 1, 2010. As of September 30, 2010, our off-balance sheet arrangements related primarily to: (a) multifamily PCs and multifamily Structured Securities; (b) certain single-family Structured Transactions; (c) long-term standby agreements; and (d) other mortgage-related financial guarantees, including liquidity guarantees. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” and “NOTE 9: FINANCIAL GUARANTEES” for more information on our off-balance sheet arrangements.

As part of our credit guarantee business, we routinely enter into forward purchase and sale commitments for mortgage loans and mortgage-related securities. Some of these commitments are accounted for as derivatives. Their fair values are reported as either derivative assets, net or derivative liabilities, net on our consolidated balance sheets. We also have purchase commitments primarily related to mortgage purchase flow business, which we principally fulfill by executing PC guarantees in swap transactions, and, to a lesser extent, commitments to purchase or guarantee multifamily mortgage loans that are not accounted for as derivatives and are not recorded on our consolidated balance sheets. These non-derivative commitments totaled $272.6 billion and $325.9 billion in notional value at September 30, 2010 and December 31, 2009, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with GAAP requires us to make a number of judgments, estimates and assumptions that affect the reported amounts of our assets, liabilities, income, and expenses. Certain of our accounting policies, as well as estimates we make, are “critical,” as they are both important to the presentation of

85	Freddie Mac

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

FORWARD-LOOKING STATEMENTS

We regularly communicate information concerning our business activities to investors, the news media, securities analysts and others as part of our normal operations. Some of these communications, including this Form 10-Q, contain “forward-looking statements,” including statements pertaining to the conservatorship, our current expectations and objectives for our efforts under the MHA Program and other programs to assist the U.S. residential mortgage market, future business plans, liquidity, capital management, economic and market conditions and trends, market share, the effect of legislative and regulatory developments, implementation of new accounting standards, credit losses, internal control remediation efforts, and results of operations and financial condition on a GAAP, Segment Earnings, and fair value basis. Forward-looking statements are often accompanied by, and identified with, terms such as “objective,” “expect,” “trend,” “forecast,” “anticipate,” “believe,” “intend,” “could,” “future,” and similar phrases. These statements are not historical facts, but rather represent our expectations based on current information, plans, judgments, assumptions, estimates, and projections. Forward-looking statements involve known and unknown risks and uncertainties, some of which are beyond our control. Actual results may differ significantly from those described in or implied by such forward-looking statements due to various factors and uncertainties, including those described in the “RISK FACTORS” section of this Form 10-Q, our 2009 Annual Report and our Quarterly Reports on Form 10-Q for the first and second quarters of 2010, and:

•	the actions FHFA, Treasury, the Federal Reserve and our management may take;

•	the impact of the restrictions and other terms of the conservatorship, the Purchase Agreement, the senior preferred stock and the warrant on our business, including our ability to pay the dividend on the senior preferred stock;

•	our ability to maintain adequate liquidity to fund our operations, including following changes in any support provided to us by Treasury or FHFA;

•	changes in our charter or applicable legislative or regulatory requirements, including any restructuring or reorganization in the form of our company, including whether we will remain a stockholder-owned company or continue to exist and whether we will be placed under receivership, regulations under the Reform Act or the Dodd-Frank Act, changes to affordable housing goals regulation, reinstatement of regulatory capital requirements or the exercise or assertion of additional regulatory or administrative authority;

•	changes in the regulation of the mortgage and financial services industries, including changes caused by the Dodd-Frank Act or any other legislative, regulatory or judicial action at the federal or state level;

•	the extent to which borrowers participate in the MHA Program and other initiatives designed to help in the housing recovery and the impact of such programs on our credit losses, expenses, and the size and composition of our mortgage-related investments portfolio;

•	the impact of any deficiencies in our servicers’ foreclosure practices and related delays in the foreclosure process;

•	the ability of our financial, accounting, data processing, and other operating systems or infrastructure and those of our vendors to process the complexity and volume of our transactions;

•	changes in accounting or tax standards or in our accounting policies or estimates, and our ability to effectively implement any such changes in standards, policies or estimates;

•	changes in general regional, national or international economic, business or market conditions and competitive pressures, including changes in employment rates and interest rates;

86	Freddie Mac

•	changes in the U.S. residential mortgage market, including changes in the rate of growth in total outstanding U.S. residential mortgage debt, the size of the U.S. residential mortgage market and home prices;

•	our ability to effectively implement our business strategies, including our efforts to improve the supply and liquidity of, and demand for, our products;

•	our ability to recruit and retain executive officers and other key employees;

•	our ability to effectively identify and manage credit, interest-rate, operational and other risks in our business, including changes to the credit environment and the levels and volatilities of interest rates, as well as the shape and slope of the yield curves;

•	the effects of internal control deficiencies and our ability to effectively identify, assess, evaluate, manage, mitigate or remediate control deficiencies and risks, including material weaknesses and significant deficiencies, in our internal control over financial reporting and disclosure controls and procedures;

•	incomplete or inaccurate information provided by customers and counterparties;

•	consolidation among, or adverse changes in the financial condition of, our customers and counterparties;

•	the failure of our customers and counterparties to fulfill their obligations to us, including the failure of seller/servicers to meet their obligations to repurchase loans sold to us in breach of their representations and warranties;

•	changes in our judgments, assumptions, forecasts or estimates regarding rates of growth in our business and spreads we expect to earn;

•	the availability of options, interest-rate and currency swaps, and other derivative financial instruments of the types and quantities, on acceptable terms, and with acceptable counterparties needed for investment funding and risk management purposes;

•	changes in pricing, valuation or other methodologies, models, assumptions, judgments, estimates and/or other measurement techniques or their respective reliability;

•	changes in mortgage-to-debt OAS;

•	the potential impact on the market for our securities resulting from any future sales by the Federal Reserve or Treasury of Freddie Mac debt and mortgage-related securities they have purchased;

•	adverse judgments or settlements in connection with legal proceedings, governmental investigations, and IRS examinations;

•	volatility of reported results due to changes in the fair value of certain instruments or assets;

•	preferences of originators in selling into the secondary mortgage market;

•	changes to our underwriting requirements or investment standards for mortgage-related products;

•	investor preferences for mortgage loans and mortgage-related and debt securities compared to other investments;

•	borrower preferences for fixed-rate mortgages or adjustable-rate mortgages;

•	the occurrence of a major natural or other disaster in geographic areas in which portions of our total mortgage portfolio are concentrated;

•	other factors and assumptions described in this Form 10-Q, our 2009 Annual Report and our Quarterly Reports on Form 10-Q for the first and second quarters of 2010, including in the “MD&A” sections;

•	our assumptions and estimates regarding the foregoing and our ability to anticipate the foregoing factors and their impacts; and

•	market reactions to the foregoing.

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

87	Freddie Mac

Form 10, filed with the SEC on July 18, 2008, and is available on the Investor Relations page of our website at www.freddiemac.com/investors/sec  filings/index.html.

In November 2008, FHFA suspended our periodic issuance of subordinated debt disclosure commitment during the term of conservatorship and thereafter until directed otherwise. In March 2009, FHFA suspended the remaining disclosure commitments under the September 1, 2005 agreement until further notice, except that: (a) FHFA will continue to monitor our adherence to the substance of the liquidity management and contingency planning commitment through normal supervision activities; and (b) we will continue to provide interest-rate risk and credit risk disclosures in our periodic public reports. For the nine months ended September 30, 2010, our duration gap averaged zero months, PMVS-L averaged $332 million and PMVS-YC averaged $22 million. Our monthly average duration gap, PMVS results and related disclosures are provided in our Monthly Volume Summary reports, which are available on our website, www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC. For disclosures concerning credit risk sensitivity, see “RISK MANAGEMENT — Credit Risk — Mortgage Credit Risk — Credit Risk Sensitivity.” We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

LEGISLATIVE AND REGULATORY MATTERS

Dodd-Frank Act

The Dodd-Frank Act, which was signed into law on July 21, 2010, significantly changes the regulation of the financial services industry, including the creation of new standards related to regulatory oversight of systemically important financial companies, derivatives, capital requirements, asset-backed securitization, mortgage underwriting, and consumer financial protection. Federal regulatory agencies have just begun the process of implementing the provisions of the Dodd-Frank Act. Because implementing rulemakings are still in early stages, it is difficult to determine the extent to which new rules will affect Freddie Mac. Among recently initiated rulemakings that may have an impact on Freddie Mac are the following:

•	The Financial Stability Oversight Council has published an advance notice of proposed rulemaking inviting public comment on the criteria that the Council should use in designating nonbank financial companies as subject to enhanced supervision and prudential standards pursuant to the provisions of the Dodd-Frank Act. If Freddie Mac is so designated, it would be subject to Federal Reserve supervision and to prudential standards that may include risk-based capital and leverage requirements, liquidity requirements, resolution plan and credit exposure reporting requirements, concentration limits, contingent capital requirements, enhanced public disclosures, short-term debt limits, and overall risk management requirements, as well as other requirements and restrictions.

•	The U.S. Commodity Futures Trading Commission, or CFTC, and the SEC recently accepted comments in response to an advance notice of proposed rulemaking regarding certain definitions in the Dodd-Frank Act, including the definitions of “swap,” “swap dealer,” and “major swap participant.” If Freddie Mac is deemed to be a major swap participant, FHFA, in consultation with the CFTC and the SEC, will be required to establish new rules with respect to our activities as a major swap participant regarding capital requirements and margin requirements for certain derivatives transactions. Even if we are not deemed a major swap participant, we could become subject to new rules related to clearing, trading, and reporting requirements for derivatives transactions. In addition, the CFTC has met recently to consider proposed rules regarding the process of reviewing swaps for mandatory clearing.

•	The SEC has proposed a rule that would require issuers of asset-backed securities to disclose specified information concerning fulfilled and unfulfilled repurchase requests relating to assets backing such securities, including certain historic information. Compliance with the disclosure requirements of this rule as it has been proposed will present significant operational challenges for Freddie Mac.

We continue to review and assess the impact of these proposals.

GSE Reform

The Dodd-Frank Act requires the Secretary of the Treasury to conduct a study and develop recommendations regarding the options for ending the conservatorship. The Secretary’s report and recommendations are required to be submitted to Congress not later than January 31, 2011.

In Congressional testimony on September 15, 2010, the Treasury’s Assistant Secretary for Financial Institutions stated that “[w]hile we continue to bring stability to the mortgage market, we are also hard at work on reform. It is not tenable to leave in place the system that we have today. The Administration is committed to delivering a

88	Freddie Mac

comprehensive proposal for reform of Fannie Mae, Freddie Mac, and our broader system of housing finance to Congress by January 2011, as called for under the Dodd-Frank Act. Our proposal will call for fundamental change.”

Affordable Housing Goals

On September 14, 2010 FHFA published in the Federal Register a final rule establishing new affordable housing goals for Freddie Mac and Fannie Mae for 2010 and 2011. The final rule was effective on October 14, 2010. The rule establishes four goals and one subgoal for single-family owner-occupied housing, one multifamily special affordable housing goal, and one multifamily special affordable housing subgoal. Three of the single-family housing goals and the subgoal target purchase money mortgages for: (a) low-income families; (b) very low-income families; and/or (c) families that reside in low-income areas. The single-family housing goals also include one that targets refinancing mortgages for low-income families. The multifamily special affordable housing goal targets multifamily rental housing affordable to low-income families. The multifamily special affordable housing subgoal targets multifamily rental housing affordable to very low-income families. In addition, the rule states that Freddie Mac and Fannie Mae must continue to report on their acquisition of mortgages involving low-income units in small (5- to 50-unit) multifamily properties.

The housing goals for Freddie Mac for 2010 and 2011 are set forth below.

Table 53 — Affordable Housing Goals for 2010 and 2011

Goals for 2010 and 2011

Single-family purchase money goals (benchmark levels):
Low-income	27%
Very low-income	8%
Low-income areas(1)	24%
Low-income areas subgoal	13%
Single-family refinance low-income goal (benchmark level)	21%
Multifamily low-income goal	161,250 units
Multifamily very low-income subgoal	21,000 units

(1)	FHFA will annually set the benchmark level for the low-income areas goal based on the benchmark level for the low-income areas subgoal, plus an adjustment factor reflecting the additional incremental share of mortgages for moderate-income families in designated disaster areas in the most recent year for which such data is available. For 2010, FHFA set the benchmark level for the low-income areas goal at 24%.

The single-family goals are expressed as a percentage of the total number of eligible mortgages underlying our total mortgage purchases. The multifamily goals are expressed in terms of minimum numbers of units financed.

With respect to the single-family goals, the rule includes: (a) an assessment of performance as compared to the actual share of the market that meets the criteria for each goal; and (b) a benchmark level to measure performance. Where our performance on a single-family goal falls short of the benchmark for a goal, we still could achieve the goal if our performance meets or exceeds the actual share of the market that meets the criteria for the goal for that year. For example, if the actual market share of purchase money mortgages to low-income families relative to all purchase money mortgages originated to finance owner-occupied single-family properties is lower than the 27% benchmark rate, we would still satisfy this goal if we achieve that actual market percentage.

The rule makes a number of changes to the previous counting methods for goals credit, including prohibiting housing goals credit for purchases of private-label securities. However, the rule allows credit under the low-income refinance goal for permanent MHA loan modifications. The rule also states that FHFA does not intend for Freddie Mac and Fannie Mae to undertake economically adverse or high risk activities in support of the goals, nor does it intend for Freddie Mac and Fannie Mae’s state of conservatorship to be a justification for withdrawing support from these important market segments.

In addition, as noted in the rule, FHFA expects to take future regulatory action to address the housing goals treatment of purchases of multifamily loans that aid the conversion of properties that have affordable rents to properties that have less affordable, market rate rents. FHFA also may solicit further comments on how the housing goals can further promote sustainable homeownership and how multifamily subordinate liens can be structured to benefit low-income residents.

Conforming Loan Limits

On September 30, 2010, Congress temporarily extended the current higher loan limits in certain high-cost areas through September 30, 2011. The higher loan limits in certain high-cost areas were set to expire on December 31, 2010. Actual loan limits are established by FHFA for each county (or equivalent) and the loan limits for specific high-cost areas may be lower than the maximum amounts.

89	Freddie Mac

Energy Loan Tax Assessment Programs

A number of states have enacted laws allowing localities to create energy loan assessment programs for the purpose of financing energy efficient home improvements. These programs are typically denominated as Property Assessed Clean Energy, or PACE, programs. While the specific terms may vary, these laws generally treat the new energy assessments like property tax assessments, which generally create a new lien to secure the assessment that is senior to any existing first mortgage lien. These laws could have a negative impact on Freddie Mac’s credit losses, to the extent a large number of borrowers obtains this type of financing.

On July 6, 2010, FHFA announced that it had determined that certain of these programs present significant safety and soundness concerns that must be addressed by the GSEs. FHFA directed Freddie Mac and Fannie Mae to waive the uniform mortgage document prohibitions against senior liens for any homeowner who obtained a PACE or PACE-like loan with a first priority lien before July 6, 2010 and, in addressing PACE programs with first liens, to undertake actions that protect their safe and sound operation.

On August 31, 2010, we released a new directive to our seller/servicers in which we reinforced our long-standing requirement that mortgages sold to us must be and remain in the first-lien position, while also providing guidance on our requirements for refinancing loans that were originated with PACE obligations before July 6, 2010.

We are subject to lawsuits relating to PACE programs. See “NOTE 20: LEGAL CONTINGENCIES.” Legislation has been introduced in the Senate and the House of Representatives that would require Freddie Mac and Fannie Mae to adopt standards that support PACE programs.

Basel 3

The Basel Committee on Banking Supervision is in the process of substantially revising capital guidelines for financial institutions and has recently finalized portions of the so-called “Basel 3” guidelines, which set new capital and liquidity requirements for banks. Phase-in of Basel 3 is expected to take several years, and there is significant uncertainty about how regulators might implement these guidelines and what direct or indirect impacts any new regulations might have on Freddie Mac.

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

PMVS and Duration Gap

Our primary interest-rate risk measures are PMVS and duration gap. PMVS is measured in two ways, one measuring the estimated sensitivity of our portfolio market value to parallel movements in interest rates (PMVS-L) and the other to nonparallel movements (PMVS-YC). Our PMVS and duration gap estimates are obtained using internal proprietary interest-rate and prepayment models. Accordingly, while we believe that PMVS and duration gap are useful risk management tools, they should be understood as estimates rather than as precise measurements. While PMVS and duration gap estimate the exposure to changes in interest rates, they do not capture the potential impact of certain other market risks, such as changes in volatility, basis, mortgage-to-debt OAS, and foreign-currency risk. The impact of these other market risks can be significant.

The 50 basis point shift and 25 basis point change in slope of the LIBOR yield curve used for our PMVS measures reflect reasonably possible near-term changes that we believe provide a meaningful measure of our interest-rate risk sensitivity. Our PMVS measures assume an instantaneous shift in rates. Therefore, these PMVS measures do not consider the effects on fair value of any rebalancing actions that we would typically expect to take to reduce our risk exposure.

Limitations of Market Risk Measures

There are inherent limitations in any methodology used to estimate exposure to changes in market interest rates. Our sensitivity analyses for PMVS and duration gap contemplate only certain movements in interest rates and are performed at a particular point in time based on the estimated fair value of our existing portfolio. These sensitivity analyses do not consider other factors that may have a significant effect, most notably business activities and strategic

90	Freddie Mac

actions that management may take in the future to manage interest-rate risk. As such, these analyses are not intended to provide precise forecasts of the effect a change in market interest rates would have on the estimated fair value of our net assets.

Duration Gap and PMVS Results

Table 54 provides duration gap, estimated point-in-time and minimum and maximum PMVS-L and PMVS-YC results, and an average of the daily values and standard deviation for the three and nine months ended September 30, 2010 and 2009. Table 54 also provides PMVS-L estimates assuming an immediate 100 basis point shift in the LIBOR yield curve. We do not hedge the entire prepayment risk exposure embedded in our mortgage assets. The interest rate sensitivity of a mortgage portfolio varies across a wide range of interest rates. Therefore, the difference between PMVS at 50 basis points and 100 basis points is non-linear. Accordingly, as shown in Table 54, the PMVS-L results based on a 100 basis point shift in the LIBOR curve are disproportionately higher at September 30, 2010, than the PMVS-L results based on a 50 basis point shift in the LIBOR curve.

Table 54 — PMVS Results

	PMVS-YC	PMVS-L
	25 bps	50 bps	100 bps
	(in millions)

Assuming shifts of the LIBOR yield curve:
September 30, 2010	$8	$261	$884
December 31, 2009	$10	$329	$1,246

	Three Months Ended September 30,
	2010			2009
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	0.2	$25	$114	0.2	$95	$557
Minimum	(0.1)	$1	$—	(0.5)	$28	$320
Maximum	0.7	$80	$347	0.8	$174	$820
Standard deviation	0.2	$17	$89	0.3	$40	$107

	Nine Months Ended September 30,
	2010			2009
	Duration	PMVS-YC	PMVS-L	Duration	PMVS-YC	PMVS-L
	Gap	25 bps	50 bps	Gap	25 bps	50 bps
	(in months)	(dollars in millions)		(in months)	(dollars in millions)

Average	0.1	$22	$332	0.4	$91	$479
Minimum	(0.7)	$—	$—	(0.5)	$—	$—
Maximum	0.8	$80	$680	1.8	$219	$1,127
Standard deviation	0.3	$17	$182	0.4	$49	$192

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

Derivatives have historically enabled us to keep our interest-rate risk exposure at consistently low levels in a wide range of interest-rate environments. Table 55 shows that the low PMVS-L risk levels for the periods presented would generally have been higher if we had not used derivatives to manage our interest-rate risk exposure.

Table 55 — Derivative Impact on PMVS-L (50 bps)

	Before	After	Effect of
	Derivatives	Derivatives	Derivatives
	(in millions)

At:
September 30, 2010	$1,793	$260	$(1,533)
December 31, 2009	$3,507	$329	$(3,178)

The disclosure in our Monthly Volume Summary reports, which are available on our website at www.freddiemac.com/investors/volsum and in current reports on Form 8-K we file with the SEC, reflects the average of the daily PMVS-L, PMVS-YC and duration gap estimates for a given reporting period (a month, quarter or year).

91	Freddie Mac

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

Management, including the company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. As a result of management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010, at a reasonable level of assurance, because our disclosure controls and procedures did not adequately ensure the accumulation and communication to management of information known to FHFA that is needed to meet our disclosure obligations under the federal securities laws. We have not been able to update our disclosure controls and procedures to provide reasonable assurance that information known by FHFA on an ongoing basis is communicated from FHFA to Freddie Mac’s management in a manner that allows for timely decisions regarding our required disclosure. Based on discussions with FHFA and the structural nature of this continuing weakness, it is likely that we will not remediate this weakness in our disclosure controls and procedures while we are under conservatorship. We also consider this situation to continue to be a material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2010

We have evaluated the changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 and concluded that the following matters have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

During the third quarter, we made several organizational and leadership changes, including:

•	The appointment of our new Chief Information Officer; and

•	The formation of a Models & Research Division, reporting to the Chief Operating Officer, designed to strengthen modeling, meet shifting marketplace demands, and make operational risk and process control improvements.

Material Weakness in Internal Control Over Financial Reporting

As of September 30, 2010, we have not remediated the material weakness in internal control over financial reporting described above related to our disclosure controls and procedures. However, both we and FHFA have continued to engage in activities and employ procedures and practices intended to permit accumulation and communication to management of information needed to meet our disclosure obligations under the federal securities laws. These include the following:

•	FHFA established the Office of Conservatorship Operations, which is intended to facilitate operation of the company with the oversight of the Conservator.

•	We provided drafts of our SEC filings to FHFA personnel for their review and comment prior to filing. We also provided drafts of external press releases, statements and speeches to FHFA personnel for their review and comment prior to release.

•	FHFA personnel, including senior officials, reviewed our SEC documents prior to filing, including this quarterly report on Form 10-Q, and engaged in discussions regarding issues associated with the information contained in those filings. FHFA provided us with a written acknowledgement, before we filed this quarterly report on Form 10-Q, that it had reviewed the report, was not aware of any material misstatements or omissions in the report, and had no objection to our filing the report.

•	The Acting Director of FHFA has been in frequent communication with our Chief Executive Officer, typically meeting (in person or by phone) on a weekly basis.

92	Freddie Mac

•	FHFA representatives held frequent meetings, typically weekly, with various groups within the company to enhance the flow of information and to provide oversight on a variety of matters, including accounting, capital markets management, external communications and legal matters.

•	Senior officials within FHFA’s Office of the Chief Accountant met frequently, typically weekly, with our senior financial executives regarding our accounting policies, practices and procedures.

In view of our mitigating actions related to the material weakness, we believe that our interim consolidated financial statements for the quarter ended September 30, 2010, have been prepared in conformity with GAAP.

93	Freddie Mac

ITEM 1. FINANCIAL STATEMENTS

94	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in millions, except share-related amounts)

Interest income
Mortgage loans:
Held by consolidated trusts	$21,473	$—	$66,319	$—
Unsecuritized	2,305	1,740	6,445	5,041

Total mortgage loans	23,778	1,740	72,764	5,041
Investments in securities	3,557	8,080	11,030	25,574
Other	48	45	115	214

Total interest income	27,383	9,865	83,909	30,829

Interest expense
Debt securities of consolidated trusts	(18,721)	—	(57,412)	—
Other debt	(4,145)	(5,125)	(13,212)	(17,393)

Total interest expense	(22,866)	(5,125)	(70,624)	(17,393)
Expense related to derivatives	(238)	(278)	(745)	(860)

Net interest income	4,279	4,462	12,540	12,576
Provision for credit losses	(3,727)	(7,973)	(14,152)	(22,553)

Net interest income (loss) after provision for credit losses	552	(3,511)	(1,612)	(9,977)

Non-interest income (loss)
Gains (losses) on extinguishment of debt securities of consolidated trusts	(66)	—	(160)	—
Gains (losses) on retirement of other debt	(50)	(215)	(229)	(475)
Gains (losses) on debt recorded at fair value	(366)	(238)	525	(568)
Derivative gains (losses)	(1,130)	(3,775)	(9,653)	(1,233)
Impairment of available-for-sale securities:
Total other-than-temporary impairment of available-for-sale securities	(523)	(4,199)	(1,054)	(21,802)
Portion of other-than-temporary impairment recognized in AOCI	(577)	3,012	(984)	11,272

Net impairment of available-for-sale securities recognized in earnings	(1,100)	(1,187)	(2,038)	(10,530)
Other gains (losses) on investment securities recognized in earnings	(503)	2,684	(1,176)	5,693
Other income (Note 22)	569	1,649	1,604	6,158

Non-interest income (loss)	(2,646)	(1,082)	(11,127)	(955)

Non-interest expense
Salaries and employee benefits	(224)	(230)	(688)	(658)
Professional services	(60)	(91)	(181)	(215)
Occupancy expense	(16)	(16)	(47)	(49)
Other administrative expenses	(76)	(96)	(242)	(266)

Total administrative expenses	(376)	(433)	(1,158)	(1,188)
Real estate owned operations income (expense)	(337)	96	(456)	(219)
Other expenses (Note 22)	(115)	(628)	(360)	(4,014)

Non-interest expense	(828)	(965)	(1,974)	(5,421)

Loss before income tax benefit	(2,922)	(5,558)	(14,713)	(16,353)
Income tax benefit	411	149	800	1,270

Net loss	(2,511)	(5,409)	(13,913)	(15,083)
Less: Net loss attributable to noncontrolling interest	—	1	1	2

Net loss attributable to Freddie Mac	(2,511)	(5,408)	(13,912)	(15,081)
Preferred stock dividends	(1,558)	(1,293)	(4,146)	(2,813)

Net loss attributable to common stockholders	$(4,069)	$(6,701)	$(18,058)	$(17,894)

Loss per common share:
Basic	$(1.25)	$(2.06)	$(5.56)	$(5.50)
Diluted	$(1.25)	$(2.06)	$(5.56)	$(5.50)
Weighted average common shares outstanding (in thousands):
Basic	3,248,794	3,253,172	3,249,753	3,254,261
Diluted	3,248,794	3,253,172	3,249,753	3,254,261
Dividends per common share	$—	$—	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

95	Freddie Mac

FREDDIE MAC
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(in millions, except
	share-related amounts)

Assets
Cash and cash equivalents (includes $1 at September 30, 2010 related to our consolidated VIEs)	$27,920	$64,683
Restricted cash and cash equivalents (includes $5,817 at September 30, 2010 related to our consolidated VIEs)	6,280	527
Federal funds sold and securities purchased under agreements to resell (includes $25,700 at September 30, 2010 related to our consolidated VIEs)	44,945	7,000
Investments in securities:
Available-for-sale, at fair value (includes $541 and $10,879, respectively, pledged as collateral that may be repledged)	239,585	384,684
Trading, at fair value	63,208	222,250

Total investments in securities	302,793	606,934
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts (net of allowances for loan losses of $13,228 at September 30, 2010)	1,681,736	—
Unsecuritized (net of allowances for loan losses of $25,173 and $1,441, respectively)	186,974	111,565

Total held-for-investment mortgage loans, net	1,868,710	111,565
Held-for-sale, at lower-of-cost-or-fair-value (includes $2,864 and $2,799 at fair value, respectively)	2,864	16,305

Total mortgage loans, net	1,871,574	127,870
Accrued interest receivable (includes $7,203 at September 30, 2010 related to our consolidated VIEs)	9,009	3,376
Derivative assets, net	100	215
Real estate owned, net (includes $138 at September 30, 2010 related to our consolidated VIEs)	7,511	4,692
Deferred tax assets, net	6,134	11,101
Other assets (Note 22) (includes $7,057 at September 30, 2010 related to our consolidated VIEs)	12,464	15,386

Total assets	$2,288,730	$841,784

Liabilities and equity (deficit)
Liabilities
Accrued interest payable (includes $6,710 at September 30, 2010 related to our consolidated VIEs)	$10,097	$5,047
Debt, net:
Debt securities of consolidated trusts held by third parties	1,542,503	—
Other debt (includes $4,998 and $8,918 at fair value, respectively)	727,391	780,604

Total debt, net	2,269,894	780,604
Derivative liabilities, net	1,071	589
Other liabilities (Note 22) (includes $3,808 at September 30, 2010 related to our consolidated VIEs)	7,726	51,172

Total liabilities	2,288,788	837,412

Commitments and contingencies (Notes 1, 9, 11 and 20)
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	64,100	51,700
Preferred stock, at redemption value	14,109	14,109
Common stock, $0.00 par value, 4,000,000,000 shares authorized, 725,863,886 shares issued and 649,164,670 shares and 648,369,668 shares outstanding, respectively	—	—
Additional paid-in capital	4	57
Retained earnings (accumulated deficit)	(61,017)	(33,921)
AOCI, net of taxes, related to:
Available-for-sale securities (includes $12,164 and $15,947, respectively, net of taxes, of other-than-temporary impairments)	(10,775)	(20,616)
Cash flow hedge relationships	(2,392)	(2,905)
Defined benefit plans	(133)	(127)

Total AOCI, net of taxes	(13,300)	(23,648)
Treasury stock, at cost, 76,699,216 shares and 77,494,218 shares, respectively	(3,954)	(4,019)

Total Freddie Mac stockholders’ equity (deficit)	(58)	4,278
Noncontrolling interest	—	94

Total equity (deficit)	(58)	4,372

Total liabilities and equity (deficit)	$2,288,730	$841,784

The accompanying notes are an integral part of these unaudited consolidated financial statements.

96	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(UNAUDITED)

	Nine Months Ended September 30,
	2010		2009
	Shares	Amount	Shares	Amount
	(in millions)

Senior preferred stock, at redemption value
Balance, beginning of year	1	$51,700	1	$14,800
Increase in liquidation preference	—	12,400	—	36,900

Senior preferred stock, end of period	1	64,100	1	51,700

Preferred stock, at redemption value
Balance, beginning of year	464	14,109	464	14,109

Preferred stock, end of period	464	14,109	464	14,109

Common stock, at par value
Balance, beginning of year	726	—	726	—

Common stock, end of period	726	—	726	—

Additional paid-in capital
Balance, beginning of year		57		19
Stock-based compensation		20		49
Income tax benefit from stock-based compensation		1		7
Common stock issuances		(66)		(88)
Noncontrolling interest purchase		(31)		—
Transfer from retained earnings (accumulated deficit)		23		63

Additional paid-in capital, end of period		4		50

Retained earnings (accumulated deficit)
Balance, beginning of year		(33,921)		(23,191)
Cumulative effect of change in accounting principle		(9,011)		—

Balance, beginning of year, as adjusted		(42,932)		(23,191)
Cumulative effect of change in accounting principle		—		14,996
Net loss attributable to Freddie Mac		(13,912)		(15,081)
Senior preferred stock dividends declared		(4,146)		(2,813)
Dividend equivalent payments on expired stock options		(4)		(5)
Transfer to additional paid-in capital		(23)		(63)

Retained earnings (accumulated deficit), end of period		(61,017)		(26,157)

AOCI, net of taxes
Balance, beginning of year		(23,648)		(32,357)
Cumulative effect of change in accounting principle		(2,690)		—

Balance, beginning of year, as adjusted		(26,338)		(32,357)
Cumulative effect of change in accounting principle		—		(9,931)
Changes in unrealized gains (losses) related to available-for-sale securities, net of reclassification adjustments		12,524		15,333
Changes in unrealized gains (losses) related to cash flow hedge relationships, net of reclassification adjustments		520		594
Changes in defined benefit plans		(6)		6

AOCI, net of taxes, end of period		(13,300)		(26,355)

Treasury stock, at cost
Balance, beginning of year	77	(4,019)	79	(4,111)
Common stock issuances	—	65	(1)	89

Treasury stock, end of period	77	(3,954)	78	(4,022)

Noncontrolling interest
Balance, beginning of year		94		97
Cumulative effect of change in accounting principle		(2)		—

Balance, beginning of year, as adjusted		92		97
Net income (loss) attributable to noncontrolling interest		(1)		(2)
Noncontrolling interest purchase		(89)		—
Dividends and other		(2)		—

Noncontrolling interest, end of period		—		95

Total equity (deficit)		$(58)		$9,420

Comprehensive income (loss)
Net loss		$(13,913)		$(15,083)
Changes in other comprehensive income (loss), net of taxes, net of reclassification adjustments		13,038		15,933

Comprehensive income (loss)		(875)		850
Less: Comprehensive (income) loss attributable to noncontrolling interest		1		2

Total comprehensive income (loss) attributable to Freddie Mac		$(874)		$852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

97	Freddie Mac

FREDDIE MAC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)

Cash flows from operating activities
Net loss	$(13,913)	$(15,083)
Adjustments to reconcile net loss to net cash provided by operating activities:
Derivative losses (gains)	6,148	(1,484)
Asset related amortization — premiums, discounts, and basis adjustments	(34)	62
Debt related amortization — premiums and discounts on certain debt securities and basis adjustments	1,321	3,303
Net discounts paid on retirements of other debt	(1,750)	(3,777)
Net premiums received from issuance of debt securities of consolidated trusts	2,991	—
Losses on extinguishment of debt securities of consolidated trusts and other debt	389	475
Provision for credit losses	14,152	22,553
Losses on investment activity	2,816	4,942
(Gains) losses on debt recorded at fair value	(525)	568
Deferred income tax benefit	(594)	(583)
Purchases of held-for-sale mortgages	(5,045)	(81,892)
Sales of held-for-sale mortgages	4,687	71,932
Repayments of held-for-sale mortgages	15	2,868
Change in:
Accrued interest receivable	535	(1,032)
Accrued interest payable	(1,958)	(2,076)
Income taxes payable	(15)	(670)
Other, net	280	1,870

Net cash provided by operating activities	9,500	1,976

Cash flows from investing activities
Purchases of trading securities	(45,248)	(228,799)
Proceeds from sales of trading securities	9,259	137,234
Proceeds from maturities of trading securities	37,112	50,873
Purchases of available-for-sale securities	(1,792)	(13,299)
Proceeds from sales of available-for-sale securities	2,020	16,611
Proceeds from maturities of available-for-sale securities	33,917	68,579
Purchases of held-for-investment mortgages	(43,407)	(18,399)
Repayments of held-for-investment mortgages	272,141	4,925
Decrease (increase) in restricted cash	9,229	(745)
Net proceeds from (payments of) mortgage insurance and acquisitions and dispositions of real estate owned	8,691	(3,203)
Net (increase) decrease in federal funds sold and securities purchased under agreements to resell	(30,445)	600
Derivative premiums and terminations and swap collateral, net	(6,114)	(918)
Purchase of noncontrolling interests	(23)	—

Net cash provided by investing activities	245,340	13,459

Cash flows from financing activities
Proceeds from issuance of debt securities of consolidated trusts held by third parties	70,014	—
Repayments of debt securities of consolidated trusts held by third parties	(317,334)	—
Proceeds from issuance of other debt	884,074	1,068,252
Repayments of other debt	(936,416)	(1,107,238)
Increase in liquidation preference of senior preferred stock	12,400	36,900
Repurchase of REIT preferred stock	(100)	—
Payment of cash dividends on senior preferred stock	(4,146)	(2,813)
Excess tax benefits associated with stock-based awards	1	1
Payments of low-income housing tax credit partnerships notes payable	(96)	(243)

Net cash used for financing activities	(291,603)	(5,141)

Net (decrease) increase in cash and cash equivalents	(36,763)	10,294
Cash and cash equivalents at beginning of period	64,683	45,326

Cash and cash equivalents at end of period	$27,920	$55,620

Supplemental cash flow information
Cash paid (received) for:
Debt interest	$73,462	$20,975
Net derivative interest carry and swap collateral interest	3,013	366
Income taxes	(191)	(15)
Non-cash investing and financing activities:
Held-for-sale mortgages securitized and retained as trading and available-for-sale securities	372	1,085
Underlying mortgage loans related to guarantor swap transactions	220,435	—
Debt securities of consolidated trusts held by third parties established for guarantor swap transactions	220,435	—
Transfers from held-for-investment mortgages to held-for-sale mortgages	196	—
Transfers from held-for-sale mortgages to held-for-investment mortgages	—	9,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

98	Freddie Mac

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

Our operations consist of three reportable segments, which are based on the type of business activities each performs — Investments, Single-family Guarantee, and Multifamily. Our Investments segment reflects results from our investment, funding, and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans. These activities are funded by debt issuances. We manage the interest-rate risk associated with these investment and funding activities using derivatives. Our Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we acquire and securitize mortgage loans by issuing PCs to third-party investors and we also guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities. We also resecuritize mortgage-related securities that are issued by us or Ginnie Mae as well as private (non-agency) entities. Our Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. In our Multifamily segment, we primarily purchase multifamily mortgage loans for investment and securitization, and CMBS for investment. We also guarantee the payment of principal and interest on multifamily mortgage-related securities and mortgages underlying multifamily housing revenue bonds. See “NOTE 16: SEGMENT REPORTING” for additional information.

Under conservatorship, we are focused on: (a) meeting the needs of the U.S. residential mortgage market by making home ownership and rental housing more affordable by providing liquidity to mortgage originators and, indirectly, to mortgage borrowers; (b) working to reduce the number of foreclosures and helping to keep families in their homes, including through our role in the MHA Program initiatives, including HAMP, and our relief refinance mortgage initiative; (c) minimizing our credit losses; and (d) maintaining the credit quality of the loans we purchase and guarantee.

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

Out-of-Period Accounting Adjustment

During the second quarter of 2010, we identified a backlog related to the processing of certain loan workout activities reported to us by our servicers, principally loan modifications and short sales. This backlog was the result of a significant increase in the volume of loan workouts executed by servicers beginning in 2009, which placed pressure on our existing loan processing capabilities. Our loan accounting processing activities and our loan loss reserving process are dependent on accurate loan data from our loan reporting systems. Our loan workout operational processes rely on manual reviews and approvals prior to modifying the corresponding loan data within our loan reporting

99	Freddie Mac

systems. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. Prior to the second quarter of 2010, while we modified our loan loss reserving processes to consider potential processing lags in loan workout data, we failed to fully adjust for the impacts of the resulting erroneous loan data on our financial statements. The resulting error impacts our provision for credit losses, allowance for loan losses, and provision for income taxes and affects our previously reported financial statements for the interim period ended March 31, 2010 and the interim 2009 periods and full year ended December 31, 2009. Based upon our evaluation of all relevant quantitative and qualitative factors related to this error, we concluded that this error is not material to our previously issued consolidated financial statements for any of the periods affected and is not material to our estimated earnings for the full year ending December 31, 2010 or to the trend of earnings. As a result, in accordance with the accounting standard related to accounting changes and correction of errors, we have recorded the cumulative effect of this error as a correction in the second quarter of 2010 as an increase to our provision for credit losses. The cumulative effect, net of taxes, of this error corrected in the second quarter of 2010 was $1.2 billion, of which $0.9 billion related to the year ended December 31, 2009.

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

101	Freddie Mac

guarantee the payment of principal and interest to the holders of the tranches of our Structured Securities. However, for Structured Securities where we have already guaranteed the underlying assets, there is no incremental credit risk assumed by us.

With respect to the resecuritization trusts used for Structured Securities whose underlying assets are PCs, we do not have rights to receive benefits or obligations to absorb losses that could potentially be significant to the trusts because we have already provided a guarantee on the underlying assets. Additionally, our involvement with these trusts does not provide any power that would enable us to direct the significant economic activities of these entities. Although we may be exposed to prepayment risk through our ownership of the securities issued by these trusts, we do not have the ability through our involvement with the trust to impact the economic risks to which we are exposed. As a result, we have concluded that we are not the primary beneficiary of, and therefore do not consolidate, the resecuritization trusts used for Structured Securities whose underlying assets are PCs unless we hold a substantial portion of the outstanding beneficial interests that have been issued by the trust and are therefore considered the primary beneficiary of the trust.

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

102	Freddie Mac

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

Multi-Class Structured Securities

We do not consolidate our multi-class resecuritization trusts since we are not deemed to be the primary beneficiary of such trusts. In our multi-class Structured Securities, the cash flows of the underlying PCs are divided (e.g., stripped and/or time tranched). Due primarily to this division of cash flows, these securities are not deemed to be substantially the same as the underlying PCs. As a result, when we purchase multi-class Structured Securities, we record these securities as investments in debt securities rather than as the extinguishment of debt since we are investing in the debt securities of a non-consolidated entity. See “Investments in Securities” for further information regarding our accounting for investments in multi-class Structured Securities. The purchase of these securities is generally funded through the issuance of unsecured debt to third parties.

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

Our reserve estimate also reflects our best projection of delinquencies we believe are likely to occur as a result of loss events that have occurred through September 30, 2010 and December 31, 2009, respectively. However, the continued weakness in the national housing market, the uncertainty in other macroeconomic factors, and uncertainty of the success of modification efforts under HAMP and other loan workout programs, make forecasting of delinquency rates inherently imprecise. The inability to realize the benefits of our loss mitigation plans, a lower realized rate of seller/servicer repurchases, further declines in home prices, deterioration in the financial condition of our mortgage insurance counterparties, or delinquency rates that exceed our current projections would cause our losses to be significantly higher than those currently estimated.

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

Non-Performing Loans

We classify mortgage loans as non-performing and place them on non-accrual status when we believe collectibility of interest and principal is not reasonably assured, unless the loan is well secured and in the process of collection based upon an individual loan assessment. When a loan is placed on non-accrual status, any interest income accrued but uncollected is reversed. Thereafter, interest income is recognized only upon receipt of cash payments.

A non-accrual mortgage loan may be returned to accrual status when the collectibility of principal and interest is reasonably assured. Upon a loan’s return to accrual status, amortization of any basis adjustments into interest income is resumed.

Impaired Loans

We consider a loan to be impaired when it is probable, based on current information, that we will not receive all amounts due (including both principal and interest), in accordance with the contractual terms of the original loan agreement. This assessment is made taking into consideration any more than insignificant delays in the timing of our expected receipt of these amounts.

Single-Family

Individually impaired single-family loans include loans having undergone a TDR and loans acquired with evidence of deterioration in credit quality since origination. Impairment on these loans is discussed separately in the paragraphs that follow. All other single-family impaired loans are aggregated and measured collectively for impairment based on similar risk characteristics. Collective impairment is measured as described above in the “Allowance for Loan Losses and Reserve for Guarantee Losses — Single-Family Loans” section of this note. If we determine that foreclosure on the underlying collateral is probable, we measure impairment based upon the fair value of the collateral, as reduced by estimated disposition costs and adjusted for estimated proceeds from insurance and similar sources.

Multifamily

Multifamily impaired loans include TDRs, loans three monthly payments or more past due, and loans that are deemed impaired based on management judgment. Multifamily loans are measured individually for impairment based on the fair value of the underlying collateral, as reduced by estimated disposition costs, as the repayment of these loans is generally provided from the cash flows of the underlying collateral and any credit-enhancement associated with the impaired loan. Except for cases of fraud and certain other types of borrower defaults, most multifamily loans are non-recourse to the borrower so only the cash flows of the underlying property (including any associated credit enhancements) serve as the source of funds for repayment of the loan.

Troubled Debt Restructurings

Both single-family and multifamily loans which experience a modification to their contractual terms which results in a concession being granted to a borrower experiencing financial difficulties are considered TDRs. A concession is deemed granted if the borrower’s effective borrowing rate under the terms of the contractual modification is less than the effective borrowing rate prior to the modification. In addition, where applicable, we also consider other adjustments in terms and qualitative factors in determining whether a concession is deemed granted. A concession typically includes one or more of the following being granted to the borrower: (a) a reduction in the contractual interest rate; (b) interest forbearance for a period of time that is not insignificant or forgiveness of accrued but uncollected interest amounts; and (c) a reduction in the principal amount of the loan. For loans modified under the MHA Program, the TDR assessment is performed upon successful completion of the trial period at the date the contractual terms of the modified loan become effective.

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

Loans Acquired with Evidence of Credit Deterioration

Under the provisions of the governing legal documents of our PC Trusts, we have the option to purchase out mortgage loans in certain circumstances, such as to resolve an existing or impending delinquency or default. It is our practice to purchase a loan from a PC Trust upon the presence of any of the following: (a) a loan undergoes a modification; (b) a foreclosure sale occurs; (c) a loan is delinquent for a period of 24 months; or (d) a loan is delinquent for a period of at least 120 days and the cost of funding our guarantee payments to holders of the issued PCs exceeds the expected cost of holding the non-performing loan. We also enter into long-term standby agreements

106	Freddie Mac

under which we purchase loans from third parties when those loans meet specified delinquency criteria. In both of the instances above, the purchase price we pay to acquire the underlying loans is the UPB of the loans plus accrued interest.

Prior to our consolidation of single-family PC trusts on January 1, 2010, loans that were purchased from PC pools were recorded on our consolidated balance sheets at the lesser of our acquisition cost or the loan’s fair value at the date of purchase and were subsequently carried at amortized cost. The initial investment included the UPB, accrued interest, and a proportional amount of the recognized guarantee obligation and reserve for guarantee losses recognized for the PC pool from which the loan was purchased. The proportion of the guarantee obligation was calculated based on the relative percentage of the UPB of the loan to the UPB of the entire pool. The proportion of the reserve for guarantee losses was calculated based on the relative percentage of the UPB of the loan to the UPB of the loans in the respective reserving category for the loan. We recorded realized losses on loans purchased when, upon purchase, the fair value was less than the acquisition cost of the loan. Gains related to non-accrual loans purchased from PC pools that were either repaid in full or that were collected in whole or in part when a loan went to foreclosure were reported in other income.

Effective January 1, 2010, when we purchase mortgage loans from consolidated trusts, we reclassify such loans from mortgage loans held-for-investment by consolidated trusts to unsecuritized mortgage loans held-for-investment and, at settlement, record an extinguishment of the corresponding portion of the debt securities of the consolidated trust.

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

We elected the fair value option on foreign currency denominated debt and certain other debt securities. The change in fair value for debt recorded at fair value is reported as gains (losses) on debt recorded at fair value in our consolidated statements of operations. Upfront costs and fees on foreign-currency denominated debt are recognized in earnings as incurred and not deferred. For additional information on our election of the fair value option, see “NOTE 19: FAIR VALUE DISCLOSURES.”

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

elected to measure newly acquired or issued financial instruments that contain embedded derivatives at fair value, with changes in fair value recorded in our consolidated statements of operations. At September 30, 2010, we did not have any embedded derivatives that were bifurcated and accounted for as freestanding derivatives.

At September 30, 2010 and December 31, 2009, we did not have any derivatives in hedge accounting relationships; however, there are amounts recorded in AOCI related to discontinued cash flow hedges which are recognized in earnings as the originally forecasted transactions affect earnings. If it becomes probable the originally forecasted transaction will not occur, the associated deferred gain or loss in AOCI would be reclassified to earnings immediately.

The changes in fair value of the derivatives in cash flow hedge relationships are recorded as a separate component of AOCI to the extent the hedge relationships are effective, and amounts are reclassified to earnings as the forecasted transaction affects earnings.

REO

REO is initially recorded at fair value less costs to sell and is subsequently carried at the lower of cost or fair value less costs to sell. When we acquire REO, losses arise when the carrying basis of the loan (including accrued interest) exceeds the fair value of the foreclosed property, net of estimated costs to sell and expected recoveries through credit enhancements. Losses are charged off against the allowance for loan losses at the time of acquisition. REO gains arise and are recognized immediately in earnings when the fair value of the foreclosed property less costs to sell plus expected recoveries through credit enhancements exceeds the carrying basis of the loan (including accrued interest). Amounts we expect to receive from third-party insurance or other credit enhancements are recorded as receivables when REO is acquired. The receivable is adjusted when the actual claim is filed and is reported as a component of other assets on our consolidated balance sheets. Material development and improvement costs relating to REO are capitalized. Operating expenses specifically identifiable with an REO property are included in REO operations income (expense); all other expenses are recognized within other administrative expenses in our consolidated statement of operations. Estimated declines in REO fair value that result from ongoing valuation of the properties are provided for and charged to REO operations income (expense) when identified. Any gains and losses from REO dispositions are included in REO operations income (expense).

Income Taxes

We use the asset and liability method of accounting for income taxes under GAAP. Under this method, deferred tax assets and liabilities are recognized based upon the expected future tax consequences of existing temporary differences between the financial reporting and the tax reporting basis of assets and liabilities using enacted statutory tax rates as well as tax net operating loss and tax credit carryforwards. To the extent tax laws change, deferred tax assets and liabilities are adjusted, when necessary, in the period that the tax change is enacted. Valuation allowances are recorded to reduce net deferred tax assets when it is more likely than not that a tax benefit will not be realized. The realization of these net deferred tax assets is dependent upon the generation of sufficient taxable income or upon our intent and ability to hold available-for-sale debt securities until the recovery of any temporary unrealized losses. On a quarterly basis, our management determines whether a valuation allowance is necessary. In so doing, our management considers all evidence currently available, both positive and negative, in determining whether, based on the weight of that evidence, it is more likely than not that the net deferred tax assets will be realized. Our management determined that, as of September 30, 2010 and December 31, 2009, it was more likely than not that we would not realize the portion of our net deferred tax assets that is dependent upon the generation of future taxable income. This determination was driven by events and the resulting uncertainties that existed as of September 30, 2010 and December 31, 2009. For more information about the evidence that management considers and our determination of the need for a valuation allowance, see “NOTE 13: INCOME TAXES.”

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

Earnings Per Common Share

Because we have participating securities, we use the “two-class” method of computing earnings per common share. The “two-class” method is an earnings allocation formula that determines earnings per share for common stock and participating securities based on dividends declared and participation rights in undistributed earnings. Our participating securities consist of: (a) vested and unvested options to purchase common stock; and (b) restricted stock units that earn dividend equivalents at the same rate when and as declared on common stock.

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

111	Freddie Mac

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

The cumulative effect of these changes in accounting principles was a net decrease of $11.7 billion to total equity (deficit) as of January 1, 2010, which includes changes to the opening balances of retained earnings (accumulated deficit) and AOCI, net of taxes. This net decrease was driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our non-accrual policy to single-family seriously delinquent mortgage loans consolidated as of January 1, 2010.

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

	December 31,	Consolidation	Reclassifications and	January 1,
	2009(1)	of VIEs	Eliminations	2010
	(in millions)

Assets
Cash and cash equivalents	$64,683	$—	$(1)	$64,682
Restricted cash and cash equivalents(2)	527	14,982	—	15,509
Federal funds sold and securities purchased under agreements to resell(3)	7,000	7,500	—	14,500
Investments in securities:(4)
Available-for-sale, at fair value	384,684	—	(128,452)	256,232
Trading, at fair value	222,250	—	(158,089)	64,161

Total investments in securities	606,934	—	(286,541)	320,393
Mortgage loans:
Held-for-investment, at amortized cost:
By consolidated trusts, net of allowance for loan losses(5)(6)	—	1,812,871	(32,192)	1,780,679
Unsecuritized, net of allowance for loan losses(7)	111,565	—	11,632	123,197

Total held-for-investment mortgage loans, net	111,565	1,812,871	(20,560)	1,903,876
Held-for-sale, at lower-of-cost-or-fair-value(7)	16,305	—	(13,506)	2,799

Total mortgage loans, net	127,870	1,812,871	(34,066)	1,906,675
Accrued interest receivable(8)	3,376	8,891	(2,723)	9,544
Derivative assets, net	215	—	—	215
Real estate owned, net	4,692	147	—	4,839
Deferred tax assets, net	11,101	—	1,445	12,546
Other assets:
Guarantee asset, at fair value(9)	10,444	—	(10,024)	420
Other(10)	4,942	7,549	(3,789)	8,702

Total other assets	15,386	7,549	(13,813)	9,122

Total assets	$841,784	$1,851,940	$(335,699)	$2,358,025

Liabilities and equity (deficit)
Liabilities
Accrued interest payable(11)	$5,047	$8,630	$(1,446)	$12,231
Debt, net:
Debt securities of consolidated trusts held by third parties(12)	—	1,843,195	(276,789)	1,566,406
Other debt	780,604	—	—	780,604

Total debt, net	780,604	1,843,195	(276,789)	2,347,010
Derivative liabilities, net	589	—	—	589
Other Liabilities:
Guarantee obligation(9)	12,465	—	(11,823)	642
Reserve for guarantee losses on Participation Certificates(6)	32,416	—	(32,192)	224
Other	6,291	115	(1,746)	4,660

Total other liabilities	51,172	115	(45,761)	5,526

Total liabilities	837,412	1,851,940	(323,996)	2,365,356

Commitments and contingencies
Equity (deficit)
Freddie Mac stockholders’ equity (deficit)
Senior preferred stock, at redemption value	51,700	—	—	51,700
Preferred stock, at redemption value	14,109	—	—	14,109
Common stock, $0.00 par value	—	—	—	—
Additional paid-in capital	57	—	—	57
Retained earnings (accumulated deficit)(13)	(33,921)	—	(9,011)	(42,932)
AOCI, net of taxes, related to:
Available-for-sale securities(14)	(20,616)	—	(2,683)	(23,299)
Cash flow hedge relationships	(2,905)	—	(7)	(2,912)
Defined benefit plans	(127)	—	—	(127)

Total AOCI, net of taxes	(23,648)	—	(2,690)	(26,338)
Treasury stock, at cost	(4,019)	—	—	(4,019)

Total Freddie Mac stockholders’ equity (deficit)	4,278	—	(11,701)	(7,423)
Noncontrolling interest	94	—	(2)	92

Total equity (deficit)	4,372	—	(11,703)	(7,331)

Total liabilities and equity (deficit)	$841,784	$1,851,940	$(335,699)	$2,358,025

(1)	Certain December 31, 2009 amounts presented in our consolidated balance sheet within this Form 10-Q reflect reclassifications in connection with the adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010.
(2)	We recognize the cash held by trusts for our single-family PCs and certain Structured Transactions as restricted cash and cash equivalents on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.

113	Freddie Mac

(3)	We recognize federal funds sold and securities purchased under agreements to resell held by our single-family PC trusts and certain Structured Transactions on our consolidated balance sheets. This adjustment represents amounts that may only be used to settle the obligations of our consolidated trusts.
(4)	We no longer account for the single-family PCs and certain Structured Transactions that we hold as investment securities because we consolidate the related trusts; therefore, we eliminated UPB amounts of approximately $123.8 billion and $150.1 billion related to investment securities held by us classified as available-for-sale and trading, respectively, and the related debt securities of the consolidated trusts. Additionally, we eliminated $12.6 billion of basis adjustments (e.g., premiums and discounts) and changes in fair value, which adjust the carrying amount of these investments on our consolidated balance sheet. See endnote 14, which discusses the amounts removed from AOCI relating to the available-for-sale securities.
(5)	On consolidation of our single-family PCs and certain Structured Transactions, we recognized $1.8 trillion of mortgage loans held-for-investment contained in these consolidated trusts.
(6)	We no longer establish a reserve for guarantee losses on PCs and Structured Transactions issued by trusts that we have consolidated; rather, we now recognize an allowance for loan losses against the mortgage loans that underlie those PCs and Structured Transactions. Accordingly, the reserve for guarantee losses on PCs and Structured Transactions that were consolidated was reclassified to the allowance for loan losses related to mortgage loans held-for-investment by consolidated trusts. We continue to recognize a reserve for guarantee losses related to our long-term standby commitments and guarantees issued to non-consolidated entities within other liabilities.
(7)	We reclassified all unsecuritized single-family mortgage loans held-for-sale with a carrying amount of $13.4 billion to held-for-investment on January 1, 2010, as these loans will either be held by us as unsecuritized, or will be transferred to securitization trusts that we would consolidate. Additionally, we eliminated $1.8 billion of unsecuritized mortgage loans held-for-investment that relate to loans that were eligible to be repurchased from single-family PC trusts prior to consolidation, but had not yet been purchased. We were previously required to recognize these loans as assets even though they had not yet been purchased from the securitization trusts because our right to repurchase these loans provided us with effective control over these loans. Lastly, there were miscellaneous adjustments of $18 million related to unsecuritized loans held-for-investment and $81 million related to loans held-for-sale at transition. As of January 1, 2010, all held-for-sale loans are multifamily mortgage loans.
(8)	The consolidation of VIEs includes $8.9 billion of accrued interest, which represents the aggregate amount of interest receivable on the mortgage loans held by these consolidated entities. Additionally, we eliminated $1.4 billion of interest receivable related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above) that were eliminated in consolidation, and $1.3 billion related to the initial application of our corporate non-accrual policy to these newly consolidated mortgage loans.
(9)	We eliminated the guarantee asset and guarantee obligation for guarantees issued to trusts that we have consolidated. We continue to recognize a guarantee asset and guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities.
(10)	The consolidation of VIEs includes $5.1 billion of receivables from servicers for payments received from the loans they service on our behalf that have not yet been remitted to the trust, $1.8 billion in receivables from us relating to loans we are required to record on our consolidated balance sheets, but for which the related cash receipts are still a contractual asset of the trust (see endnote 7, above), and $0.6 billion in other receivables from us in our capacity as guarantor. We eliminated the $2.4 billion in aggregate receivables from us mentioned in the preceding sentence as, upon consolidation, this amount represents an intercompany transaction, $1.0 billion of receivables for principal payments related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above) that were eliminated in consolidation, $353 million of guarantee-related credit enhancements with the consolidated VIEs, and $2 million of other receivables and assets related to low-income housing tax credit partnerships that were deconsolidated.
(11)	The consolidation of VIEs includes $8.6 billion of accrued interest payable related to the debt securities issued by these consolidated securitization trusts. We then eliminated in consolidation $1.4 billion of interest payable related to investment securities issued by these consolidated entities and held by us as of December 31, 2009 (see endnote 4 above).
(12)	On consolidation of our single-family PCs and certain Structured Transactions, we recognized $1.8 trillion of debt securities issued by these securitization trusts. We eliminated the UPB of $273.9 billion of these securities that were held by us (see endnote 4 above) and $1.0 billion of principal repayments that were due but not yet paid related to the securities held by us at December 31, 2009.
(13)	We recorded a decrease to retained earnings (accumulated deficit), driven principally by: (a) the elimination of unrealized gains resulting from the extinguishment of PCs held as investment securities upon consolidation of the PC trusts, representing the difference between the UPB of the loans underlying the PC trusts upon consolidation and the fair value of the PCs, including premiums, discounts, and other basis adjustments; (b) the elimination of the guarantee asset and guarantee obligation established for guarantees issued to securitization trusts we consolidated; and (c) the application of our non-accrual policy to seriously delinquent single-family mortgage loans consolidated as of January 1, 2010.
(14)	We eliminated unrealized gains (inclusive of deferred tax amounts) previously recorded in AOCI related to available-for-sale securities issued by securitization trusts we have consolidated.

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

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued an amendment to the accounting standards for derivatives and hedging to clarify the scope exception for embedded credit derivatives. The amendment provides that embedded credit derivatives created by the subordination of one financial instrument to another qualify for the scope exception and should not be subject to potential bifurcation and separate accounting. Other embedded credit derivative features are considered embedded derivatives and subject to potential bifurcation, provided that the overall contract is not a derivative in its entirety. This amendment was effective for fiscal quarters beginning after June 15, 2010 with early adoption permitted. Our adoption of this amendment beginning in the third quarter of 2010 did not have an impact to our consolidated financial statements.

115	Freddie Mac

NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS

Business Objectives

We continue to operate under the conservatorship that commenced on September 6, 2008, conducting our business under the direction of FHFA as our Conservator. We are also subject to certain constraints on our business activities imposed by Treasury due to the terms of, and Treasury’s rights under, the Purchase Agreement. The conservatorship and related developments have had a wide-ranging impact on us, including our regulatory supervision, management, business, financial condition and results of operations. By continuing to provide access to funding for mortgage originators and, indirectly, for mortgage borrowers and through our role in the Obama Administration’s initiatives, including the MHA Program and our relief refinance mortgages, we are working to meet the needs of the mortgage market by making homeownership and rental housing more affordable, reducing the number of foreclosures and helping families keep their homes, where possible. See “NOTE 5: MORTGAGE LOANS — Delinquency Rates” for additional information regarding the MHA Program.

In a letter to the Chairmen and Ranking Members of the Senate Banking and House Financial Services Committees dated February 2, 2010, the Acting Director of FHFA stated that minimizing our credit losses is our central goal and that we will be limited to continuing our existing core business activities and taking actions necessary to advance the goals of the conservatorship. The Acting Director stated that permitting us to offer new products is inconsistent with the goals of the conservatorship. The Acting Director also stated that FHFA does not expect we will be a substantial buyer or seller of mortgages for our mortgage-related investments portfolio, except for purchases of seriously delinquent mortgages out of PC pools. We are also subject to limits on the amount of assets we can sell from our mortgage-related investments portfolio in any calendar month without review and approval by FHFA and, if FHFA determines, Treasury.

Our efforts to help struggling homeowners and the mortgage market, in line with our public mission, may help to mitigate our credit losses, but in some cases may increase our expenses or require us to forgo revenue opportunities in the near term. There is significant uncertainty as to the ultimate impact that our efforts to aid the housing and mortgage markets, including our efforts in connection with the MHA Program, will have on our future capital or liquidity needs. We are allocating significant internal resources to the implementation of the various initiatives under the MHA Program, which has increased, and will continue to increase, our expenses. We do not have sufficient empirical information to estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

There is significant uncertainty as to whether or when we will emerge from conservatorship, as it has no specified termination date, and as to what changes may occur to our business structure during or following our conservatorship, including whether we will continue to exist.

While we are not aware of any current plans of our Conservator to significantly change our business structure in the near-term, the Dodd-Frank Act, which was signed into law on July 21, 2010, requires the Secretary of the Treasury to conduct a study and develop recommendations regarding the options for ending the conservatorship. The Secretary’s report and recommendations are required to be submitted to Congress not later than January 31, 2011.

In Congressional testimony on September 15, 2010, the Treasury’s Assistant Secretary for Financial Institutions stated that “[w]hile we continue to bring stability to the mortgage market, we are also hard at work on reform. It is not tenable to leave in place the system that we have today. The Administration is committed to delivering a comprehensive proposal for reform of Fannie Mae, Freddie Mac, and our broader system of housing finance to Congress by January 2011, as called for under the Dodd-Frank Act. Our proposal will call for fundamental change.”

We have no ability to predict the outcome of these deliberations.

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

116	Freddie Mac

until it reaches $250 billion. The annual 10% reduction in the size of our mortgage-related investments portfolio is calculated based on the maximum allowable size of the mortgage-related investments portfolio, rather than the actual UPB of the mortgage-related investments portfolio, as of December 31 of the preceding year. The limitation will be determined without giving effect to any change in the accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. The UPB of our mortgage-related investments portfolio, as defined under the Purchase Agreement and FHFA regulation, was $710.2 billion at September 30, 2010.

Government Support for our Business

We are dependent upon the continued support of Treasury and FHFA in order to continue operating our business. Our ability to access funds from Treasury under the Purchase Agreement is critical to keeping us solvent and avoiding the appointment of a receiver by FHFA under statutory mandatory receivership provisions.

Significant recent developments with respect to the support we receive from the government include the following:

•	On September 30, 2010, we received $1.8 billion in funding from Treasury under the Purchase Agreement relating to our net worth deficit as of June 30, 2010, which increased the aggregate liquidation preference of the senior preferred stock to $64.1 billion as of September 30, 2010.

•	On March 31, 2010, June 30, 2010, and September 30, 2010, we paid quarterly dividends of $1.3 billion, $1.3 billion, and $1.6 billion, respectively, in cash on the senior preferred stock to Treasury at the direction of the Conservator.

To address our $58 million deficit in net worth as of September 30, 2010, FHFA, as Conservator, will submit a draw request, on our behalf, to Treasury under the Purchase Agreement in the amount of $100 million. We expect to receive these funds by December 31, 2010. Upon funding of this draw request:

•	the aggregate liquidation preference on the senior preferred stock owned by Treasury will increase from $64.1 billion as of September 30, 2010 to $64.2 billion; and

•	the corresponding annual cash dividends payable to Treasury will increase to $6.42 billion, which exceeds our annual historical earnings in most periods.

To date, we have paid $8.4 billion in cash dividends on the senior preferred stock. Continued cash payment of senior preferred dividends combined with potentially substantial quarterly commitment fees payable to Treasury beginning in 2011 (the amounts of which must be determined by December 31, 2010) will have an adverse impact on our future financial condition and net worth. As a result of additional draws and other factors: (a) the liquidation preference of, and the dividends we owe on, the senior preferred stock would increase and, therefore, we may need additional draws from Treasury in order to pay our dividend obligations; and (b) there is significant uncertainty as to our long-term financial sustainability.

For more information on the terms of the conservatorship, the powers of our Conservator, related party transactions and certain of the initiatives, programs, and agreements described above, see “NOTE 2: CONSERVATORSHIP AND RELATED DEVELOPMENTS” in our 2009 Annual Report.

NOTE 4: VARIABLE INTEREST ENTITIES

We use securitization trusts in our securities issuance process. Prior to January 1, 2010, these trusts met the definition of QSPEs and were not subject to consolidation. Effective January 1, 2010, the concept of a QSPE was removed from GAAP and entities previously considered QSPEs were required to be evaluated for consolidation. In addition, effective January 1, 2010, the approach for determining the primary beneficiary of a VIE based solely on economic variability was removed from GAAP in favor of a more qualitative approach that focuses on power and economic exposure. Specifically, GAAP states that an enterprise will be deemed to have a controlling financial interest in, and thus be the primary beneficiary of, a VIE if it has both: (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (b) the right to receive benefits from the VIE that could potentially be significant to the VIE or the obligation to absorb losses of the VIE that could potentially be significant to the VIE. GAAP requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Consolidation and Equity Method of Accounting” for further information regarding the consolidation of certain VIEs.

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

117	Freddie Mac

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

At September 30, 2010, we were the primary beneficiary of, and therefore consolidated, PC trusts with assets totaling $1.7 trillion, as measured using the UPB of PCs we issued. The assets of each PC trust can be used only to settle obligations of that trust. In connection with our PC trusts, we have credit protection in the form of primary mortgage insurance, pool insurance, recourse to lenders, and other forms of credit enhancement. We also have credit protection for certain of our PC trusts that issue PCs backed by loans or certificates of federal agencies (such as FHA, VA, and USDA). See “NOTE 5: MORTGAGE LOANS — Credit Protection and Other Forms of Credit Enhancement” for additional information regarding third-party credit enhancements related to our PC trusts.

Structured Transactions

Structured Transactions are a type of Structured Securities in which non-Freddie Mac mortgage-related securities are used as collateral. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Securitization Activities through Issuances of PCs and Structured Securities” for further information on the nature of Structured Transactions. The degree to which our involvement with securitization trusts that issue Structured Transactions provides us with power to direct the activities that most significantly impact the economic performance of these VIEs (e.g., the ability to mitigate credit losses on the underlying assets of these entities) and exposure to benefits or losses that could potentially be significant to the VIEs (e.g., the existence of third party credit enhancements) varies by transaction. Our consolidation determination took into consideration the specific facts and circumstances of our involvement with each of these entities, including our ability to direct or influence the performance of the underlying assets and our exposure to potentially significant variability based upon the design of each entity and its governing contractual arrangements. As a result, we have concluded that we are the primary beneficiary of certain Structured Transactions with underlying assets totaling $16.7 billion. For those Structured Transactions that we do consolidate, the investors in the Structured Transactions have recourse only to the assets of those VIEs.

118	Freddie Mac

Consolidated VIEs

Table 4.1 represents the carrying amounts and classification of the assets and liabilities of consolidated VIEs on our consolidated balance sheets.

Table 4.1 — Assets and Liabilities of Consolidated VIEs

	September 30, 2010	December 31, 2009
Consolidated Balance Sheets Line Item	(in millions)

Cash and cash equivalents	$1	$4
Restricted cash and cash equivalents	5,817	—
Federal funds sold and securities purchased under agreements to resell	25,700	—
Mortgage loans held-for-investment by consolidated trusts	1,681,736	—
Accrued interest receivable	7,203	—
Real estate owned, net	138	—
Other assets	7,057	16

Total assets of consolidated VIEs	$1,727,652	$20

Accrued interest payable	$6,710	$—
Debt securities of consolidated trusts held by third parties	1,542,503	—
Other liabilities	3,808	15

Total liabilities of consolidated VIEs	$1,553,021	$15

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

	September 30, 2010
		Mortgage-Related Security Trusts		Unsecuritized
	Asset-Backed	Freddie Mac	Non-Freddie Mac	Multifamily
	Investment Trusts(1)	Securities(2)	Securities(1)	Loans(3)	Other(1)(4)
	(in millions)

Assets and Liabilities Recorded on our Consolidated Balance Sheets
Assets:
Cash and cash equivalents	$7,447	$—	$—	$—	$—
Restricted cash and cash equivalents	—	62	—	11	259
Investments in securities:
Available-for-sale, at fair value	991	87,166	141,077	—	—
Trading, at fair value	13	12,935	20,255	—	—
Mortgage loans:
Held-for-investment, unsecuritized	—	—	—	79,282	—
Held-for-sale	—	—	—	2,864	—
Accrued interest receivable	—	424	757	362	6
Derivative assets, net	—	—	—	—	2
Other assets	—	425	3	203	387
Liabilities:
Derivative liabilities, net	—	(1)	—	—	(43)
Other liabilities	—	(533)	—	(12)	(831)

Maximum Exposure to Loss	$8,433	$25,833	$185,136	$82,722	$11,048

Total Assets of Non-Consolidated VIEs(5)	$204,592	$28,836	$588,727	$134,319	$25,350

(1)	For our involvement with non-consolidated asset-backed investment trusts, non-Freddie Mac security trusts and certain other VIEs where we do not provide a guarantee, our maximum exposure to loss is computed as the carrying amount if the security is classified as trading or the amortized cost if the security is classified as available-for-sale for our investments and related assets recorded on our consolidated balance sheets, including any unrealized amounts recorded in AOCI for securities classified as available-for-sale.
(2)	Freddie Mac securities include our variable interests in single-family multi-class Structured Securities, Multifamily PCs and Structured Securities and certain Structured Transactions that we do not consolidate. For our variable interests in other Freddie Mac security trusts for which we have provided a guarantee, our maximum exposure to loss is the outstanding UPB of the underlying mortgage loans or securities that we have guaranteed, which is the maximum contractual amount under such guarantees. However, our investments in single-family multi-class Structured Securities that are not consolidated do not give rise to any additional exposure to loss as we already consolidate the underlying collateral.
(3)	For unsecuritized multifamily loans, our maximum exposure to loss is based on the UPB of these loans, as adjusted for loan level basis adjustments, any associated allowance for loan losses, accrued interest receivable and fair value adjustments on held-for-sale loans.
(4)	For other non-consolidated VIEs where we have provided a guarantee, our maximum exposure to loss is the contractual amount that could be lost under the guarantee if the counterparty or borrower defaulted, without consideration of possible recoveries under credit enhancement arrangements. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation including possible recoveries under credit enhancement arrangements.
(5)	Represents the remaining UPB of assets held by non-consolidated VIEs using the most current information available, where our continuing involvement is significant. We do not include the assets of our non-consolidated single-family multi-class Structured Security trusts in this account as we already consolidate the underlying collateral of these trusts on our consolidated balance sheets.

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

At September 30, 2010, we had investments in 42 asset-backed investment trusts in which we had a variable interest but were not considered the primary beneficiary. Our investments in these asset-backed investment trusts were made between 2006 and 2010. At September 30, 2010 and December 31, 2009, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these asset-backed investment trusts are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” Our investments in these trusts totaled $8.5 billion and $12.7 billion as of September 30, 2010 and December 31, 2009, respectively, and are included as cash and cash equivalents, available-for-sale securities or trading securities on our consolidated balance sheets. At September 30, 2010 and December 31, 2009, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment.

120	Freddie Mac

Mortgage-Related Security Trusts

Freddie Mac Securities

Freddie Mac securities consist of our Structured Securities, which can generally be segregated into two different types. In one type, Structured Securities are created by using PCs or previously issued Structured Securities as collateral. In this first type, our involvement with the resecuritization trusts that issue Structured Securities does not provide us with rights to receive benefits or obligations to absorb losses nor does it provide any power that would enable us to direct the most significant activities of these VIEs because the ultimate underlying assets are PCs for which we have already provided a guarantee (i.e., all significant rights, obligations and powers are associated with the underlying PC trusts). As a result, we have concluded that we are not the primary beneficiary of these resecuritization trusts.

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

Our investments in these non-Freddie Mac securities were made between 1994 and 2010. At September 30, 2010 and December 31, 2009, we were not the primary beneficiary of any such trusts because our investments are passive in nature and do not provide us with the power to direct the activities of the trusts that most significantly impact their economic performance. As such, our investments in these non-Freddie Mac mortgage-related securities are accounted for as investment securities as described in “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” At September 30, 2010 and December 31, 2009, we did not guarantee any obligations of these investment trusts and our exposure was limited to the amount of our investment. Our investments in these trusts are funded through the issuance of unsecured debt, which is recorded as such on our consolidated balance sheets.

Unsecuritized Multifamily Loans

We purchase from originators loans made to various multifamily real estate entities, and hold such loans for investment purposes or for securitization. While we primarily purchase such loans for investment purposes or for securitization, they also help us to fulfill our affordable housing goals. These real estate entities are primarily single-asset entities (typically partnerships or limited liability companies) established to acquire, construct, or rehabilitate residential properties, and subsequently to operate the properties as residential rental real estate. The loans we acquire usually make up 80% or less of the value of the related underlying property at origination. The remaining 20% of value is typically funded through equity contributions by the partners of the borrower entity. In certain cases, the 20% not funded through the loan we acquire also includes subordinate loans or mezzanine financing from third-party lenders. There were more than 7,000 unsecuritized loans in our mortgage-related investments portfolio as of September 30, 2010.

The UPB of our investments in these loans was $82.9 billion and $83.9 billion as of September 30, 2010 and December 31, 2009, respectively, and was included in unsecuritized held-for-investment mortgage loans, at amortized cost, and held-for-sale mortgage loans at fair value on our consolidated balance sheets. We were not the primary beneficiary of any such entities because the loans we acquire are passive in nature and do not provide us with the power to direct the activities of these entities that most significantly impact their economic performance. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” and “NOTE 5: MORTGAGE LOANS” for more information.

121	Freddie Mac

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

At September 30, 2010 and December 31, 2009, we were not the primary beneficiary of any such VIEs because our involvements in these VIEs are passive in nature and do not provide us with the power to direct the activities of the VIEs that most significantly impact their economic performance. See Table 4.2 for the carrying amounts and classification of the assets and liabilities recorded on our consolidated balance sheets related to our variable interests in these non-consolidated VIEs, as well as our maximum exposure to loss as a result of our involvement with these VIEs. Also see “NOTE 9: FINANCIAL GUARANTEES” for additional information about our involvement with the VIEs related to mortgage-related guarantees and short-term default and other guarantee commitments discussed above.

NOTE 5: MORTGAGE LOANS

We own both single-family mortgage loans, which are secured by one-to-four family residential properties, and multifamily mortgage loans, which are secured by properties with five or more residential rental units.

Table 5.1 summarizes the types of loans on our consolidated balance sheets as of September 30, 2010 and December 31, 2009. For periods ending prior to January 1, 2010, the balances do not include mortgage loans underlying our PCs and Structured Securities, since these were not consolidated on our balance sheets at that time. See “NOTE 4: VARIABLE INTEREST ENTITIES” for further information regarding the consolidation of the mortgage loans underlying our PCs and Structured Securities.

122	Freddie Mac

Table 5.1 — Mortgage Loans

	September 30, 2010			December 31, 2009
		Held By
		Consolidated
	Unsecuritized	Trusts	Total	Unsecuritized
	(in millions)

Single-family:(1)
Conventional:
Fixed-rate
Amortizing	$115,051	$1,524,447	$1,639,498	$49,033
Interest-only	4,531	21,485	26,016	425

Total fixed-rate	119,582	1,545,932	1,665,514	49,458
Adjustable-rate
Amortizing	4,073	59,307	63,380	1,250
Interest-only	14,366	64,431	78,797	1,060

Total adjustable-rate	18,439	123,738	142,177	2,310

Total conventional	138,021	1,669,670	1,807,691	51,768
FHA/VA and USDA Rural Development	1,841	3,046	4,887	3,110
Structured Transactions	—	16,428	16,428	—

Total single-family	139,862	1,689,144	1,829,006	54,878

Multifamily(1):
Conventional
Fixed-rate	70,079	—	70,079	71,936
Adjustable-rate	12,809	—	12,809	11,999

Total conventional	82,888	—	82,888	83,935
USDA Rural Development	3	—	3	3

Total multifamily	82,891	—	82,891	83,938

Total UPB of mortgage loans	222,753	1,689,144	1,911,897	138,816

Deferred fees, unamortized premiums, discounts and other cost basis adjustments	(7,819)	5,820	(1,999)	(9,317)
Lower of cost or fair value adjustments on loans held-for-sale	77	—	77	(188)
Allowance for loan losses on mortgage loans held-for-investment	(25,173)	(13,228)	(38,401)	(1,441)

Total mortgage loans, net	$189,838	$1,681,736	$1,871,574	$127,870

Mortgage loans, net:
Held-for-investment	$186,974	$1,681,736	$1,868,710	$111,565
Held-for-sale	2,864	—	2,864	16,305

Total mortgage loans, net	$189,838	$1,681,736	$1,871,574	$127,870

(1)	Based on UPB and excluding mortgage loans traded, but not yet settled.

The decrease in mortgage loans held-for-sale, and increase in mortgage loans held-for-investment from December 31, 2009 to September 30, 2010 is primarily due to a change in the accounting for VIEs which resulted in our consolidation of assets underlying approximately $1.8 trillion of our PCs and $21 billion of certain Structured Transactions as of January 1, 2010. Upon adoption of the new accounting standards on January 1, 2010, we redesignated all single-family loans that were held-for-sale as held-for-investment, which totaled $13.5 billion in UPB and resulted in the recognition of a lower-of-cost-or-fair-value adjustment, which was recorded as an $80 million reduction in the beginning balance of retained earnings for 2010. As of September 30, 2010, our mortgage loans held-for-sale consist solely of multifamily mortgage loans that we purchased for securitization and sale to third parties. Prior to January 1, 2010, in addition to multifamily loans purchased for securitization, we also had investments in single-family mortgage loans held-for-sale related to mortgages purchased through cash window transactions. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

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

During the second quarter of 2010, we identified a backlog related to the processing of loan workouts reported to us by our servicers, principally loan modifications and short sales. This backlog in processing loan modifications and short sales resulted in erroneous loan data within our loan reporting systems, thereby impacting our financial accounting and reporting systems. The resulting error impacts our provision for credit losses and allowance for loan losses and affects our previously reported financial statements for the interim period ended March 31, 2010 and the

123	Freddie Mac

interim 2009 periods and full year ended December 31, 2009. For additional information, see “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Basis of Presentation — Out-of-Period Accounting Adjustment.”

Table 5.2 summarizes loan loss reserve activity.

Table 5.2 — Detail of Loan Loss Reserves

	Three Months Ended September 30,
	2010				2009
	Allowance for Loan Losses
		Held By	Reserve for			Reserve for
		Consolidated	Guarantee		Allowance for	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Loan Losses	Losses	Total
	(in millions)

Beginning balance	$23,666	$14,476	$177	$38,319	$811	$24,976	$25,787
Provision for credit losses	1,512	2,185	30	3,727	187	7,786	7,973
Charge-offs(2)	(4,386)	(414)	(3)	(4,803)	(129)	(2,660)	(2,789)
Recoveries(2)	912	145	—	1,057	62	557	619
Transfers, net(3)(4)	3,469	(3,164)	(9)	296	—	(1,026)	(1,026)

Ending balance	$25,173	$13,228	$195	$38,596	$931	$29,633	$30,564

	Nine Months Ended September 30,
	2010				2009
	Allowance for Loan Losses
		Held By	Reserve for			Reserve for
		Consolidated	Guarantee		Allowance for	Guarantee
	Unsecuritized	Trusts	Losses(1)	Total	Loan Losses	Losses	Total
	(in millions)

Beginning balance	$1,441	$—	$32,416	$33,857	$690	$14,928	$15,618
Adjustments to beginning balance(5)	—	32,006	(32,192)	(186)	—	—	—
Provision for credit losses	6,210	7,930	12	14,152	458	22,095	22,553
Charge-offs(2)	(9,673)	(2,937)	(8)	(12,618)	(381)	(6,086)	(6,467)
Recoveries(2)	1,878	567	—	2,445	164	1,317	1,481
Transfers, net(3)(4)	25,317	(24,338)	(33)	946	—	(2,621)	(2,621)

Ending balance	$25,173	$13,228	$195	$38,596	$931	$29,633	$30,564

Single-family	$24,318	$13,228	$119	$37,665	$565	$29,595	$30,160
Multifamily	855	—	76	931	366	38	404

Total	$25,173	$13,228	$195	$38,596	$931	$29,633	$30,564

(1)	Beginning January 1, 2010, our reserve for guarantee losses is included in other liabilities. See “NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS” for further information.
(2)	Charge-offs represent the amount of the UPB of a loan that has been discharged to remove the loan due to either foreclosure, short sales or deed-in-lieu transactions. Charge-offs exclude $156 million and $82 million for the three months ended September 30, 2010 and 2009, respectively, and $417 million and $187 million for the nine months ended September 30, 2010 and 2009, respectively, related to certain loans purchased under financial guarantees and reflected within losses on loans purchased on our consolidated statements of operations. Recoveries of charge-offs primarily result from foreclosure alternatives and REO acquisitions on loans where a share of default risk has been assumed by mortgage insurers, servicers or other third parties through credit enhancements.
(3)	In February 2010, we announced that we will purchase substantially all single-family mortgage loans that are 120 days or more delinquent from our PC trusts. We purchased $113.0 billion in UPB of loans from PC trusts during the nine months ended September 30, 2010. As a result of these purchases, related amounts of our loan loss reserves were transferred from the allowance for loan losses — held by consolidated trusts and the reserve for guarantee losses into the allowance for loan losses — unsecuritized.
(4)	Consist primarily of: (a) approximately $3.1 billion and $24.5 billion of reclassified reserves during the three and nine months ended September 30, 2010, respectively, related to our purchases during the period of loans previously held by consolidated trusts; (b) amounts related to agreements with seller/servicers where the transfer represents recoveries received under these agreements to compensate us for previously incurred and recognized losses; (c) in 2009, the transfer of a proportional amount of the recognized reserves for guaranteed losses associated with loans purchased from non-consolidated mortgage-related financial guarantees; and (d) net amounts attributable to uncollectible interest on modified mortgage loans.
(5)	Adjustments relate to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

For delinquent loans placed on non-accrual status on our consolidated balance sheets, we reverse all past due interest. In most cases, when we modify a non-accrual loan, the past due interest on the original loan is recapitalized, or added to the principal of the new loan and reflected as a transfer into the reserve balance. Transfers, net in the table above, included $300 million and $840 million in the three and nine months ended September 30, 2010, respectively, associated with recapitalization of past due interest.

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

124	Freddie Mac

assets. A separate asset was recognized and subsequently amortized into earnings as other non-interest expense under the static effective yield method in the same manner as our recognized guarantee obligation.

Commencing January 1, 2010, credit protection, including primary mortgage insurance, is no longer recognized as a separate asset to the extent it is received in connection with a consolidated guarantor swap and fully paid for by the lender; in those situations, the economic effect of credit protection is included in our estimation of the allowance for loan losses. In all other situations, credit protection continues to be recognized as a separate asset and subsequently amortized into earnings. At September 30, 2010 and December 31, 2009, we recorded $157 million and $597 million within other assets on our consolidated balance sheets for these credit enhancements.

Table 5.3 presents the maximum amounts of potential loss recovery by type of credit protection.

Table 5.3 — Recourse and Other Forms of Credit Protection(1)

	UPB at		Maximum Coverage at
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(in millions)

Single-family:
Primary mortgage insurance	$223,343	$239,339	$54,389	$58,226
Lender recourse and indemnifications	10,623	12,169	9,909	11,083
Pool insurance(2)	40,508	50,721	3,404	3,649
Indemnification for HFA bonds(3)	9,393	3,915	3,288	1,370
Other credit enhancements	228	563	219	271

Total	$284,095	$306,707	$71,209	$74,599

Multifamily:
Indemnification for HFA bonds(3)	$1,715	$405	$600	$142
Other credit enhancements	11,849	10,962	3,035	2,989

Total	$13,564	$11,367	$3,635	$3,131

(1)	Includes the credit protection associated with unsecuritized mortgage loans, those held by our consolidated trusts as well as our non-consolidated mortgage guarantees. Excludes Structured Transactions, which had UPB that totaled $28.2 billion and $26.5 billion at September 30, 2010 and December 31, 2009, respectively. Prior periods have been revised to conform to the current period presentation.
(2)	Excludes duplicate coverage on loans where primary mortgage insurance also exists.
(3)	Represents the amount of potential reimbursement of losses on securities we have guaranteed that are backed by state and local HFA bonds, under which Treasury bears initial losses on these securities up to 35% of those issued under the HFA Initiative on a combined basis. Treasury will also bear losses of unpaid interest.

Primary mortgage insurance is the most prevalent type of credit enhancement within our single-family credit guarantee portfolio, and is typically provided on a loan-level basis. Pool insurance contracts generally provide insurance on a group, or pool, of mortgage loans up to a stated aggregate loss limit. As shown in the table above, the UPB of single-family loans covered by pool insurance declined during the nine months ended September 30, 2010, because we no longer purchase supplemental pool insurance and because payoffs and other liquidation events have reduced the UPB of the outstanding loans of those mortgage loans covered by such policies. We also reached the maximum limit of recovery on certain of these contracts. As a result, losses we recognized during the nine months ended September 30, 2010 increased on certain loans previously identified as credit enhanced. We may reach aggregate loss limits on other pool insurance policies in the near term, which would further increase our credit losses.

We also have credit protection for certain of the mortgage loans on our consolidated balance sheets that are covered by insurance or partial guarantees issued by federal agencies (such as FHA, VA, and USDA). The total UPB of these loans was $4.9 billion and $3.1 billion as of September 30, 2010 and December 31, 2009, respectively. Additionally, certain of our Structured Transactions include subordination protection or other forms of credit enhancement. At September 30, 2010 and December 31, 2009, the UPB of single-family Structured Transactions with subordination coverage was $4.2 billion and $4.5 billion, respectively, and the average subordination coverage on these securities was 15% and 17%, respectively. However, at September 30, 2010 and December 31, 2009 the average serious delinquency rate on single-family Structured Transactions with subordination coverage was 22.0% and 24.1%, respectively.

Individually Impaired Loans

Individually impaired single-family loans include performing and non-performing TDRs, as well as loans acquired under our financial guarantees with deteriorated credit quality. Individually impaired multifamily loans include TDRs, loans three monthly payments or more past due, and loans that are impaired based on management judgment.

Total loan loss reserves consists of a specific valuation allowance related to impaired mortgage loans, and an additional reserve for other probable incurred losses. Our recorded investment in individually impaired mortgage loans and the related specific valuation allowance are summarized in Table 5.4.

125	Freddie Mac

Table 5.4 — Individually Impaired Loans

	September 30, 2010			December 31, 2009
	Recorded	Specific	Net	Recorded	Specific	Net
	Investment	Reserve	Investment	Investment	Reserve	Investment
	(in millions)

Impaired loans having:
Related valuation allowance	$28,656	$(7,536)	$21,120	$2,611	$(379)	$2,232
No related valuation allowance(1)	5,441	—	5,441	9,850	—	9,850

Total	$34,097	$(7,536)	$26,561	$12,461	$(379)	$12,082

(1)	Impaired loans with no related valuation allowance primarily represent single-family mortgage loans purchased out of PC pools and accounted for in accordance with the initial measurement requirements in accounting standards for loans and debt securities acquired with deteriorated credit quality that have not experienced further deterioration.

The average net investment in individually impaired loans was $20.9 billion and $10.4 billion for the nine months ended September 30, 2010 and 2009, respectively. Interest income forgone on individually impaired loans was approximately $532 million and $196 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in individually impaired loans and the amount of forgone interest in the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is attributed to an increase in completed loan modifications, including those under HAMP, during the nine months ended September 30, 2010, which were accounted for as TDRs. We recognized interest income on individually impaired loans of $860 million and $441 million during the nine months ended September 30, 2010 and 2009, respectively.

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

We account for loans acquired from non-consolidated trusts and other mortgage-related financial guarantees in accordance with the accounting standards for loans and debt securities acquired with deteriorated credit quality if, at acquisition, the loans have credit deterioration and we do not consider it probable that we will collect all contractual cash flows from the borrowers without significant delay. The excess of contractual principal and interest over the undiscounted amount of cash flows we expect to collect represents a non-accretable difference that is neither accreted to interest income nor displayed on the consolidated balance sheets.

Table 5.5 provides details on loans acquired from non-consolidated trusts and other mortgage-related financial guarantees with deteriorated credit quality.

Table 5.5 — Loans Acquired Under Financial Guarantees

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Contractual principal and interest payments at acquisition	$61	$1,499	$214	$9,835
Non-accretable difference	(14)	(250)	(49)	(1,260)

Cash flows expected to be collected at acquisition	47	1,249	165	8,575
Accretable balance	(9)	(777)	(37)	(5,475)

Initial investment in acquired loans at acquisition	$38	$472	$128	$3,100

	September 30,	December 31,
	2010	2009
	(in millions)

Contractual balance of outstanding loans	$15,306	$19,031

Carrying amount of outstanding loans	$7,988	$10,061

126	Freddie Mac

Table 5.6 provides changes in the accretable balance of loans acquired under financial guarantees.

Table 5.6 — Changes in Accretable Balance(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Beginning balance	$7,364	$7,114	$8,744	$4,131
Additions from new acquisitions	9	777	37	5,475
Accretion during the period	(213)	(196)	(636)	(498)
Reductions(2)	(243)	(106)	(630)	(225)
Change in estimated cash flows(3)	(126)	33	(394)	(22)
Reclassifications (to) from non-accretable difference(4)	(146)	92	(476)	(1,147)

Ending balance	$6,645	$7,714	$6,645	$7,714

(1)	Prior period amounts have been revised to conform with the current period presentation.
(2)	Represents the recapture of losses previously recognized due to borrower repayment or foreclosure on the loan.
(3)	Represents the change in expected cash flows due to TDRs or a change in the prepayment assumptions of the related loans.
(4)	Represents the change in expected cash flows due to changes in credit quality or credit assumptions.

Subsequent changes in estimated future cash flows to be collected related to interest-rate changes are recognized prospectively in interest income over the remaining contractual life of the loan. We increase our allowance for loan losses if there is a decline in estimates of future cash collections due to further credit deterioration. Subsequent to acquisition, we recognized provision for credit losses related to these loans of $175 million and $19 million for the nine month periods ended September 30, 2010 and 2009, respectively.

Delinquency Rates

Table 5.7 summarizes the delinquency performance for mortgage loans within our single-family credit guarantee and multifamily mortgage portfolios.

Table 5.7 — Delinquency Performance

	September 30, 2010	December 31, 2009

Delinquencies:
Single-family:(1)
Non-credit-enhanced portfolio(2)
Serious delinquency rate	2.94%	3.00%
Total number of seriously delinquent loans	296,118	305,840
Credit-enhanced portfolio(2)
Serious delinquency rate	7.65%	8.17%
Total number of seriously delinquent loans	145,680	168,903
Total portfolio, excluding Structured Transactions
Serious delinquency rate	3.69%	3.87%
Total number of seriously delinquent loans	441,798	474,743
Structured Transactions:(3)
Serious delinquency rate	9.79%	9.44%
Total number of seriously delinquent loans	22,569	24,086
Total single-family portfolio:
Serious delinquency rate	3.80%	3.98%
Total number of seriously delinquent loans	464,367	498,829
Multifamily:(4)
Delinquency rate	0.35%	0.20%
UPB of delinquent loans (in millions)	$368	$200

(1)	Mortgage loans whose contractual terms have been modified under agreement with the borrower are not counted as seriously delinquent, if the borrower is less than three monthly payments past due under the modified terms. Serious delinquencies on mortgage loans underlying certain Structured Securities, long-term standby agreements and Structured Transactions may be reported on a different schedule due to variances in industry practice.
(2)	Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is not seriously delinquent under the modified contractual terms.
(3)	Structured Transactions generally have underlying mortgage loans with higher risk characteristics but may provide inherent credit protections from losses due to underlying subordination, excess interest, overcollateralization and other features.
(4)	Multifamily delinquency performance is based on UPB of mortgages two monthly payments or more past due rather than on a property basis, and includes multifamily Structured Transactions. Excludes mortgage loans whose contractual terms have been modified under an agreement with the borrower as long as the borrower is less than two monthly payments past due under the modified contractual terms.

We continue to implement a number of initiatives to modify and restructure loans, including the MHA Program. Our implementation of the MHA Program, for our loans, includes the following: (a) an initiative to allow mortgages currently owned or guaranteed by us to be refinanced without obtaining additional credit enhancement beyond that already in place for the loan (our relief refinance mortgage); (b) an initiative to modify mortgages for both homeowners who are in default and those who are at risk of imminent default (HAMP); and (c) an initiative designed to permit borrowers who meet basic HAMP eligibility requirements to sell their homes in short sales or to complete a deed-in-lieu transaction (HAFA). As part of accomplishing these initiatives, we pay various incentives to servicers and

127	Freddie Mac

borrowers. We will bear the full costs associated with these loan workouts on mortgages that we own or guarantee and will not receive a reimbursement for any component from Treasury. These initiatives caused the balance of individually impaired loans to increase due to higher volumes of TDR loans associated with HAMP. We do not have sufficient empirical information to estimate whether, or the extent to which, costs incurred in the near term from HAMP or other MHA Program efforts may be offset, if at all, by the prevention or reduction of potential future costs of loan defaults and foreclosures due to these initiatives.

NOTE 6: REAL ESTATE OWNED

For the periods presented below, the weighted average holding period for our disposed properties was less than one year. Our disposition gains (losses) on single-family REO properties were $(26) million and $(125) million for the three months ended September 30, 2010 and 2009, respectively, and $15 million and $(735) million for the nine months ended September 30, 2010 and 2009, respectively. Table 6.1 provides a summary of the change in the carrying value of our REO balances.

Table 6.1 — REO

	Three Months Ended September 30,
	2010			2009
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net
			(in millions)

Beginning balance	$6,855	$(557)	$6,298	$4,133	$(717)	$3,416
Additions	4,196	(340)	3,856	2,665	(172)	2.493
Dispositions and write-downs	(2,671)	28	(2,643)	(2,112)	437	(1,675)

Ending balance	$8,380	$(869)	$7,511	$4,686	$(452)	$4,234

	Nine Months Ended September 30,
	2010			2009
	REO,	Valuation	REO,	REO,	Valuation	REO,
	Gross	Allowance	Net	Gross	Allowance	Net

Beginning balance	$5,125	$(433)	$4,692	$4,216	$(961)	$3,255
Adjustments to beginning balance(1)	158	(11)	147	—	—	—
Additions	10,839	(837)	10,002	6,677	(425)	6,252
Dispositions and valuation allowance assessment	(7,742)	412	(7,330)	(6,207)	934	(5,273)

Ending balance	$8,380	$(869)	$7,511	$4,686	$(452)	$4,234

(1)	Adjustment to the beginning balance relates to the adoption of new accounting standards for transfers of financial assets and consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information.

The method of accounting for cash flows associated with REO acquisitions changed significantly with our adoption of amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. In 2009, the majority of our REO acquisitions resulted from cash payment for extinguishments of mortgage loans within PC pools at the time of their conversion to REO. These cash outlays are included in net payments of mortgage insurance and acquisitions and dispositions of REO in our consolidated statements of cash flows. Effective January 1, 2010, REO property acquisitions resulted from extinguishment of our mortgage loans held on our consolidated balance sheets and are treated as non-cash transfers. As a result, the amount of non-cash acquisitions of REO properties during the nine months ended September 30, 2010 and 2009 was $18.0 billion and $0.8 billion, respectively.

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

Table 7.1 — Available-for-Sale Securities

		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses(1)	Fair Value
	(in millions)
September 30, 2010

Mortgage-related securities:
Freddie Mac	$80,706	$6,530	$(70)	$87,166
Subprime	50,593	2	(16,521)	34,074
CMBS	59,349	2,053	(2,100)	59,302
Option ARM	11,726	14	(4,815)	6,925
Alt-A and other	16,463	31	(3,171)	13,323
Fannie Mae	24,737	1,504	(3)	26,238
Obligations of states and political subdivisions	10,362	121	(132)	10,351
Manufactured housing	972	9	(78)	903
Ginnie Mae	281	31	—	312

Total mortgage-related securities	255,189	10,295	(26,890)	238,594

Non-mortgage-related securities:
Asset-backed securities	973	18	—	991

Total non-mortgage-related securities	973	18	—	991

Total available-for-sale securities	$256,162	$10,313	$(26,890)	$239,585

December 31, 2009

Mortgage-related securities:
Freddie Mac	$215,198	$9,410	$(1,141)	$223,467
Subprime	56,821	2	(21,102)	35,721
CMBS	61,792	15	(7,788)	54,019
Option ARM	13,686	25	(6,475)	7,236
Alt-A and other	18,945	9	(5,547)	13,407
Fannie Mae	34,242	1,312	(8)	35,546
Obligations of states and political subdivisions	11,868	49	(440)	11,477
Manufactured housing	1,084	1	(174)	911
Ginnie Mae	320	27	—	347

Total mortgage-related securities	413,956	10,850	(42,675)	382,131

Non-mortgage-related securities:
Asset-backed securities	2,444	109	—	2,553

Total non-mortgage-related securities	2,444	109	—	2,553

Total available-for-sale securities	$416,400	$10,959	$(42,675)	$384,684

(1)	Includes non-credit-related other-than-temporary impairments on available-for-sale securities recognized in AOCI and temporary unrealized losses.

129	Freddie Mac

Available-for-Sale Securities in a Gross Unrealized Loss Position

Table 7.2 shows the fair value of available-for-sale securities in a gross unrealized loss position and whether they have been in that position less than 12 months or 12 months or greater including the non-credit-related portion of other-than-temporary impairments which have been recognized in AOCI.

Table 7.2 — Available-for-Sale Securities in a Gross Unrealized Loss Position

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
		Temporary	Temporary			Temporary	Temporary			Temporary	Temporary
	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total
	(in millions)
September 30, 2010

Mortgage-related securities:
Freddie Mac	$971	$—	$(7)	$(7)	$2,088	$—	$(63)	$(63)	$3,059	$—	$(70)	$(70)
Subprime	7	—	—	—	34,050	(10,857)	(5,664)	(16,521)	34,057	(10,857)	(5,664)	(16,521)
CMBS	11,633	(902)	(1,198)	(2,100)	—	—	—	—	11,633	(902)	(1,198)	(2,100)
Option ARM	5	(2)	—	(2)	6,886	(4,655)	(158)	(4,813)	6,891	(4,657)	(158)	(4,815)
Alt-A and other	32	—	(2)	(2)	12,721	(2,236)	(933)	(3,169)	12,753	(2,236)	(935)	(3,171)
Fannie Mae	103	—	—	—	15	—	(3)	(3)	118	—	(3)	(3)
Obligations of states and political subdivisions	776	—	(8)	(8)	3,761	—	(124)	(124)	4,537	—	(132)	(132)
Manufactured housing	18	(1)	—	(1)	582	(60)	(17)	(77)	600	(61)	(17)	(78)

Total mortgage-related securities	13,545	(905)	(1,215)	(2,120)	60,103	(17,808)	(6,962)	(24,770)	73,648	(18,713)	(8,177)	(26,890)

Total available-for-sale securities in a gross unrealized loss position	$13,545	$(905)	$(1,215)	$(2,120)	$60,103	$(17,808)	$(6,962)	$(24,770)	$73,648	$(18,713)	$(8,177)	$(26,890)

	Less than 12 Months				12 Months or Greater				Total
		Gross Unrealized Losses				Gross Unrealized Losses				Gross Unrealized Losses
		Other-Than-				Other-Than-				Other-Than-
		Temporary	Temporary			Temporary	Temporary			Temporary	Temporary
	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total	Fair Value	Impairment(1)	Impairment(2)	Total
	(in millions)
December 31, 2009

Mortgage-related securities:
Freddie Mac	$4,219	$—	$(52)	$(52)	$11,068	$—	$(1,089)	$(1,089)	$15,287	$—	$(1,141)	$(1,141)
Subprime	6,173	(4,219)	(62)	(4,281)	29,540	(9,238)	(7,583)	(16,821)	35,713	(13,457)	(7,645)	(21,102)
CMBS	3,580	—	(56)	(56)	48,067	(1,017)	(6,715)	(7,732)	51,647	(1,017)	(6,771)	(7,788)
Option ARM	2,457	(2,165)	(36)	(2,201)	4,712	(3,784)	(490)	(4,274)	7,169	(5,949)	(526)	(6,475)
Alt-A and other	4,268	(2,162)	(43)	(2,205)	8,954	(1,833)	(1,509)	(3,342)	13,222	(3,995)	(1,552)	(5,547)
Fannie Mae	473	—	(2)	(2)	124	—	(6)	(6)	597	—	(8)	(8)
Obligations of states and political subdivisions	949	—	(14)	(14)	6,996	—	(426)	(426)	7,945	—	(440)	(440)
Manufactured housing	212	(58)	—	(58)	685	(57)	(59)	(116)	897	(115)	(59)	(174)
Ginnie Mae	17	—	—	—	—	—	—	—	17	—	—	—

Total mortgage-related securities	22,348	(8,604)	(265)	(8,869)	110,146	(15,929)	(17,877)	(33,806)	132,494	(24,533)	(18,142)	(42,675)

Total available-for-sale securities in a gross unrealized loss position	$22,348	$(8,604)	$(265)	$(8,869)	$110,146	$(15,929)	$(17,877)	$(33,806)	$132,494	$(24,533)	$(18,142)	$(42,675)

(1)	Represents the pre-tax amount of non-credit-related other-than-temporary impairments on available-for-sale securities not expected to be sold which are recognized in AOCI.
(2)	Represents the pre-tax amount of temporary impairments on available-for-sale securities recognized in AOCI.

At September 30, 2010, total gross unrealized losses on available-for-sale securities were $26.9 billion, as noted in Table 7.2. The gross unrealized losses relate to 2,020 individual lots representing 1,932 separate securities, including securities with non-credit-related other-than-temporary impairments recognized in AOCI. We routinely purchase multiple lots of individual securities at different times and at different costs. We determine gross unrealized gains and gross unrealized losses by specifically identifying investment positions at the lot level; therefore, some of the lots we hold for a single security may be in an unrealized gain position while other lots for that security may be in an unrealized loss position, depending upon the amortized cost of the specific lot.

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

Non-Agency Mortgage-Related Securities Backed by Subprime, Option ARM, and Alt-A and Other Loans

We believe the unrealized losses on our non-agency mortgage-related securities are a result of poor underlying collateral performance, limited liquidity, and large risk premiums. With the exception of the other-than-temporarily impaired securities discussed below, we have not identified any securities that were likely of incurring a contractual principal or interest loss at September 30, 2010. Based on these facts and our conclusion that we do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before a recovery of

131	Freddie Mac

the unrealized losses, we have concluded that the impairment of these securities is temporary. We consider securities to be other-than-temporarily impaired when future losses are deemed likely.

Our review of the securities backed by subprime, option ARM, and Alt-A and other loans includes loan level default modeling and analyses of the individual securities based on underlying collateral performance, including the collectibility of amounts that would be recovered from primary monoline insurers. In the case of monoline insurers, we also consider factors such as the availability of capital, generation of new business, pending regulatory action, credit ratings, security prices, and credit default swap levels traded on the insurers. We consider loan level information including estimated current LTV ratios, FICO credit scores, and other loan level characteristics. We also consider the differences between the loan level characteristics of the performing and non-performing loan populations.

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

Table 7.3 — Significant Modeled Attributes for Certain Non-Agency Mortgage-Related Securities

	September 30, 2010
			Alt-A(1)
	Subprime first lien	Option ARM	Fixed Rate	Variable Rate	Hybrid Rate
	(dollars in millions)

Issuance Date
2004 and prior:
UPB	$1,457	$131	$1,060	$600	$2,445
Weighted average collateral defaults(2)	32%	32%	7%	46%	23%
Weighted average collateral severities(3)	53%	51%	38%	48%	35%
Weighted average voluntary prepayment rates(4)	10%	11%	15%	7%	6%
Average credit enhancement(5)	42%	25%	14%	19%	16%
2005:
UPB	$8,211	$3,195	$1,380	$962	$4,453
Weighted average collateral defaults(2)	53%	48%	21%	54%	39%
Weighted average collateral severities(3)	65%	60%	51%	55%	46%
Weighted average voluntary prepayment rates(4)	6%	13%	12%	6%	6%
Average credit enhancement(5)	52%	19%	6%	28%	7%
2006:
UPB	$22,217	$7,857	$638	$1,329	$1,384
Weighted average collateral defaults(2)	63%	61%	35%	63%	52%
Weighted average collateral severities(3)	69%	68%	58%	62%	54%
Weighted average voluntary prepayment rates(4)	10%	13%	13%	7%	7%
Average credit enhancement(5)	19%	8%	10%	0%	5%
2007 and later:
UPB	$23,365	$4,921	$175	$1,566	$414
Weighted average collateral defaults(2)	60%	61%	50%	63%	62%
Weighted average collateral severities(3)	70%	68%	66%	64%	63%
Weighted average voluntary prepayment rates(4)	10%	10%	10%	7%	7%
Average credit enhancement(5)	21%	15%	17%	0%	0%
Total:
UPB	$55,250	$16,104	$3,253	$4,457	$8,696
Weighted average collateral defaults(2)	59%	58%	21%	59%	38%
Weighted average collateral severities(3)	68%	66%	49%	59%	45%
Weighted average voluntary prepayment rates(4)	9%	12%	13%	7%	6%
Average credit enhancement(5)	25%	12%	10%	9%	9%

(1)	Excludes non-agency mortgage-related securities backed by other loans, which are primarily comprised of securities backed by home equity lines of credit.
(2)	The expected cumulative default rate expressed as a percentage of the current collateral UPB.
(3)	The expected average loss given default calculated as the ratio of cumulative loss over cumulative default rate for each security.
(4)	The security’s voluntary prepayment rate represents the average of the monthly voluntary prepayment rate weighted by the security’s outstanding UPB.
(5)	Reflects the average current credit enhancement on all such securities we hold provided by subordination of other securities held by third parties. Excludes credit enhancement provided by monoline bond insurance.

In evaluating our non-agency mortgage-related securities backed by subprime, option ARM, and Alt-A and other loans for other-than-temporary impairment, we noted and specifically considered that the percentage of securities that were AAA-rated and the percentage that were investment grade had decreased since acquisition. Although many ratings have declined, the ratings themselves have not been determinative that a loss is likely. While we consider credit ratings in our analysis, we believe that our detailed security-by-security analyses provide a more consistent view of the ultimate collectibility of contractual amounts due to us. As such, we have impaired securities with current ratings

132	Freddie Mac

ranging from CCC to AAA and have determined that other securities within the same ratings range were not other-than-temporarily impaired. However, we carefully consider individual ratings, especially those below investment grade, including changes since September 30, 2010.

Our analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, loss timing, prepayments and other factors becomes available. While it is reasonably possible that, under certain conditions, collateral losses on our remaining available-for-sale securities for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of September 30, 2010.

In addition, we considered fair values at September 30, 2010, as well as any significant changes in fair value since September 30, 2010, to assess if they were indicative of potential future cash shortfalls. In this assessment, we put greater emphasis on categorical pricing information than on individual prices. We use multiple pricing services and dealers to price the majority of our non-agency mortgage-related securities. We observed significant dispersion in prices obtained from different sources. However, we carefully consider individual and sustained price declines, placing greater weight when dispersion is lower and less weight when dispersion is higher. Where dispersion is higher, other factors previously mentioned, receive greater weight.

Commercial Mortgage-Backed Securities

CMBS are exposed to stresses in the commercial real estate market. We use external models to identify securities that have an increased risk of failing to make their contractual payments. We then perform an analysis of the underlying collateral on a security-by-security basis to determine whether we will receive all of the contractual payments due to us. While it is reasonably possible that, under certain conditions, collateral losses on our CMBS for which we have not recorded an impairment charge could exceed our credit enhancement levels and a principal or interest loss could occur, we do not believe that those conditions were likely as of September 30, 2010. We believe the declines in fair value were mainly attributable to the limited liquidity and risk premiums in the CMBS market consistent with the broader credit markets rather than the performance of the underlying collateral supporting the securities. We do not intend to sell these securities and it is not more likely than not that we will be required to sell such securities before recovery of the unrealized losses.

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

Table 7.4 — Net Impairment of Available-for-Sale Securities Recognized in Earnings(1)

	Net Impairment of Available-for-Sale Securities
	Recognized in Earnings
	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in millions)

Mortgage-related securities:
Subprime	$(213)	$(623)	$(562)	$(6,011)
Option ARM	(577)	(224)	(727)	(1,711)
Alt-A and other	(296)	(283)	(648)	(2,521)
CMBS	(6)	(54)	(78)	(54)
Manufactured housing	(8)	(3)	(23)	(48)

Total other-than-temporary impairments on mortgage-related securities	(1,100)	(1,187)	(2,038)	(10,345)

Non-mortgage-related securities:
Asset-backed securities	—	—	—	(185)

Total other-than-temporary impairments on non-mortgage-related securities	—	—	—	(185)

Total other-than-temporary impairments on available-for-sale securities	$(1,100)	$(1,187)	$(2,038)	$(10,530)

(1)	As a result of the adoption of an amendment to the accounting standards for investments in debt and equity securities on April 1, 2009, net impairment of available-for-sale securities recognized in earnings for the three and nine months ended September 30, 2010 includes credit-related other-than-temporary impairments and other-than-temporary impairments on securities which we intend to sell or it is more likely than not that we will be required to sell. In contrast, net impairment of available-for-sale securities recognized in earnings for the three months ended March 31, 2009 (which is included in the nine months ended September 30, 2009) includes both credit-related and non-credit-related other-than-temporary impairments as well as other-than-temporary impairments on securities for which we could not assert the positive intent and ability to hold until recovery of the unrealized losses.

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

Table 7.5 — Other-Than-Temporary Impairments Related to Credit Losses on Available-for-Sale Securities(1)

Nine Months Ended
September 30, 2010
(in millions)

Credit-related other-than-temporary impairments on available-for-sale securities recognized in earnings:
Beginning balance — remaining credit losses to be realized on available-for-sale securities held at the beginning of the period where other-than-temporary impairments were recognized in earnings	$11,513
Additions:
Amounts related to credit losses for which an other-than-temporary impairment was not previously recognized	75
Amounts related to credit losses for which an other-than-temporary impairment was previously recognized	1,963
Reductions:
Amounts related to securities which were sold, written off or matured	(471)
Amounts related to amortization resulting from increases in cash flows expected to be collected that are recognized over the remaining life of the security	(236)

Ending balance — remaining credit losses to be realized on available-for-sale securities held at period end where other-than-temporary impairments were recognized in earnings(2)	$12,844

(1)	Excludes other-than-temporary impairments on securities that we intend to sell or it is more likely than not that we will be required to sell before recovery of the unrealized losses.
(2)	Excludes increases in cash flows expected to be collected that will be recognized in earnings over the remaining life of the security of $832 million, net of amortization.

Realized Gains and Losses on Available-for-Sale Securities

Table 7.6 below illustrates the gross realized gains and gross realized losses recognized on the sale of available-for-sale securities.

Table 7.6 — Gross Realized Gains and Gross Realized Losses on Sales of Available-for-Sale Securities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Gross realized gains:
Mortgage-related securities:
Freddie Mac	$—	$432	$26	$669
Fannie Mae	54	—	54	—
Obligations of states and political subdivisions	1	—	2	1

Total mortgage-related securities gross realized gains	55	432	82	670

Non-mortgage-related securities:
Asset-backed securities	3	83	3	151

Total non-mortgage-related securities gross realized gains	3	83	3	151

Gross realized gains	58	515	85	821

Gross realized losses:
Mortgage-related securities:(1)
Freddie Mac	—	(42)	—	(92)
Option ARM	—	—	(6)	—

Total mortgage-related securities gross realized losses	—	(42)	(6)	(92)

Gross realized losses	—	(42)	(6)	(92)

Net realized gains (losses)	$58	$473	$79	$729

(1)	These individual sales do not change our conclusion that we do not intend to sell our remaining mortgage-related securities and it is not more likely than not that we will be required to sell such securities before a recovery of the unrealized losses.

135	Freddie Mac

Maturities of Available-for-Sale Securities

Table 7.7 summarizes, by major security type, the remaining contractual maturities of available-for-sale securities.

Table 7.7 — Maturities of Available-for-Sale Securities(1)

September 30, 2010	Amortized Cost	Fair Value
	(in millions)

Mortgage-related securities:
Due within 1 year or less	$459	$463
Due after 1 through 5 years	1,062	1,116
Due after 5 through 10 years	7,840	8,262
Due after 10 years	245,828	228,753

Total	$255,189	$238,594

Non-mortgage-related securities:
Asset-backed securities:
Due within 1 year or less	$—	$—
Due after 1 through 5 years	966	984
Due after 5 through 10 years	7	7
Due after 10 years	—	—

Total	$973	$991

Total available-for-sale securities:
Due within 1 year or less	$459	$463
Due after 1 through 5 years	2,028	2,100
Due after 5 through 10 years	7,847	8,269
Due after 10 years	245,828	228,753

Total	$256,162	$239,585

(1)	Maturity information provided is based on contractual maturities, which may not represent expected life as obligations underlying these securities may be prepaid at any time without penalty.

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

Table 7.8 — AOCI, Net of Taxes, Related to Available-for-Sale Securities

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)

Beginning balance	$(20,616)	$(28,510)
Adjustment to initially apply the adoption of an amendment to the accounting standards for investments in debt and equity securities(1)	—	(9,931)
Adjustment to initially apply the adoption of amendments to accounting standards for transfers of financial assets and the consolidation of VIEs(2)	(2,683)	—
Net unrealized holding gains, net of tax(3)	11,249	8,962
Net reclassification adjustment for net realized losses, net of tax(4)(5)	1,275	6,371

Ending balance	$(10,775)	$(23,108)

(1)	Net of tax benefit of $5.3 billion for the nine months ended September 30, 2009.
(2)	Net of tax benefit of $1.4 billion for the nine months ended September 30, 2010.
(3)	Net of tax expense of $6.1 billion and $4.8 billion for the nine months ended September 30, 2010 and 2009, respectively.
(4)	Net of tax benefit of $686 million and $3.4 billion for the nine months ended September 30, 2010 and 2009, respectively.
(5)	Includes the reversal of previously recorded unrealized losses that have been recognized on our consolidated statements of operations as impairment losses on available-for-sale securities of $1.3 billion and $6.8 billion, net of taxes, for the nine months ended September 30, 2010 and 2009, respectively.

136	Freddie Mac

Trading Securities

Table 7.9 summarizes the estimated fair values by major security type for trading securities.

Table 7.9 — Trading Securities

	September 30, 2010	December 31, 2009
	(in millions)

Mortgage-related securities:
Freddie Mac	$12,935	$170,955
Fannie Mae	20,034	34,364
Ginnie Mae	179	185
Other	57	28

Total mortgage-related securities	33,205	205,532

Non-mortgage-related securities:
Asset-backed securities	13	1,492
Treasury bills	25,629	14,787
Treasury notes	3,919	—
FDIC-guaranteed corporate medium-term notes	442	439

Total non-mortgage-related securities	30,003	16,718

Total fair value of trading securities	$63,208	$222,250

For the three months ended September 30, 2010 and 2009, we recorded net unrealized gains (losses) on trading securities held at September 30, 2010 and 2009 of $(0.6) billion and $2.0 billion, respectively. For the nine months ended September 30, 2010 and 2009, we recorded net unrealized gains (losses) on trading securities held at September 30, 2010 and 2009 of $(1.3) billion and $4.5 billion, respectively.

Total trading securities include $2.8 billion and $3.3 billion, respectively, of hybrid financial instruments as of September 30, 2010 and December 31, 2009. Gains (losses) on trading securities on our consolidated statements of operations include gains of $33 million and $34 million related to these trading securities for the three and nine months ended September 30, 2010, respectively. Gains (losses) on trading securities include gains of $102 million and $87 million related to these trading securities for the three and nine months ended September 30, 2009, respectively.

Collateral Pledged

Collateral Pledged to Freddie Mac

Our counterparties are required to pledge collateral for securities purchased under agreements to resell transactions and most derivative instruments subject to collateral posting thresholds generally related to a counterparty’s credit rating. We had cash pledged to us related to derivative instruments of $1.3 billion and $3.1 billion at September 30, 2010 and December 31, 2009, respectively. Although it is our practice not to repledge assets held as collateral, a portion of the collateral may be repledged based on master agreements related to our derivative instruments. At September 30, 2010 and December 31, 2009, we did not have collateral in the form of securities pledged to and held by us under these master agreements. Also, at September 30, 2010 and December 31, 2009, we did not have securities pledged to us for securities purchased under agreements to resell transactions that we had the right to repledge. From time to time we may obtain pledges of collateral from certain seller/servicers as additional security for their obligations to us, including their obligations to repurchase mortgages sold to us in breach of representations and warranties.

In addition, we hold cash collateral primarily in connection with certain of our multifamily guarantees as credit enhancements. The cash collateral held related to these transactions at September 30, 2010 and December 31, 2009 was $332 million and $322 million, respectively.

Collateral Pledged by Freddie Mac

We are required to pledge collateral for margin requirements with third-party custodians in connection with secured financings and derivative transactions with some counterparties. The level of collateral pledged related to our derivative instruments is determined after giving consideration to our credit rating. As of September 30, 2010 and December 31, 2009, we had one uncommitted intraday secured line-of-credit with a third party, in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by the GSEs in connection with our use of the Fedwire system. In certain circumstances, the line-of-credit agreement gives the secured party the right to repledge the securities underlying our financing to other parties, including the Federal Reserve Bank. We pledge collateral to meet our collateral requirements under the line-of-credit agreement upon demand by the counterparty.

137	Freddie Mac

Table 7.10 summarizes all securities pledged as collateral by us, including assets that the secured party may repledge and those that may not be repledged.

Table 7.10 — Collateral in the Form of Securities Pledged

	September 30, 2010	December 31, 2009
	(in millions)

Securities pledged with the ability of the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	$10,340	$—
Available-for-sale securities	541	10,879
Securities pledged without the ability of the secured party to repledge:
Debt securities of consolidated trusts held by third parties(1)	77	—
Available-for-sale securities	—	302

Total securities pledged	$10,958	$11,181

(1)	Commencing January 1, 2010, represents PCs held by us in our Investments segment mortgage investments portfolio and pledged as collateral. As a result of the change in accounting principles, this amount is recorded as a reduction to debt securities of consolidated trusts held by third parties on our consolidated balance sheets.

Securities Pledged with the Ability of the Secured Party to Repledge

At September 30, 2010, we pledged securities with the ability of the secured party to repledge of $10.9 billion, of which $10.6 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above.

At December 31, 2009, we pledged securities with the ability of the secured party to repledge of $10.9 billion, of which $10.8 billion was collateral posted in connection with our uncommitted intraday line of credit with a third party as discussed above. There were no borrowings against the line of credit at September 30, 2010 or December 31, 2009. The remaining $0.3 billion and $0.1 billion of collateral posted with the ability of the secured party to repledge at September 30, 2010 and December 31, 2009, respectively, was posted in connection with our futures transactions.

Securities Pledged without the Ability of the Secured Party to Repledge

At September 30, 2010 and December 31, 2009, we had securities pledged without the ability of the secured party to repledge of $77 million and $302 million at a clearinghouse in connection with our futures transactions.

Collateral in the Form of Cash Pledged

At September 30, 2010, we pledged $11.9 billion of collateral in the form of cash of which $11.8 billion related to our derivative agreements as we had $12.3 billion of such derivatives in a net loss position. At December 31, 2009, we pledged $5.8 billion of collateral in the form of cash of which $5.6 billion related to our derivative agreements as we had $6.0 billion of such derivatives in a net loss position. The remaining $0.1 billion and $0.2 billion was posted at clearinghouses in connection with our securities and other derivative transactions at September 30, 2010 and December 31, 2009, respectively.

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

As of September 30, 2010, we estimate that the par value of our aggregate indebtedness for purposes of the Purchase Agreement totaled $742.6 billion, which was approximately $337.4 billion below the applicable limit of $1.08 trillion. Our aggregate indebtedness is calculated as: (a) total debt, net; less (b) debt securities of consolidated trusts held by third parties.

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

Table 8.1 — Total Debt, Net

	Interest Expense for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Balance, Net at(1)
	2010	2009	2010	2009	September 30, 2010	December 31, 2009
	(in millions)				(in millions)

Other debt:
Short-term debt	$143	$333	$421	$2,026	$215,070	$238,171
Long-term debt:
Senior debt	3,990	4,769	12,756	15,217	511,614	541,735
Subordinated debt	12	23	35	150	707	698

Total long-term debt	4,002	4,792	12,791	15,367	512,321	542,433

Total other debt	4,145	5,125	13,212	17,393	727,391	780,604
Debt securities of consolidated trusts held by third parties	18,721	—	57,412	—	1,542,503	—

Total debt, net	$22,866	$5,125	$70,624	$17,393	$2,269,894	$780,604

(1)	Represents par value, net of associated discounts, premiums and hedge-related basis adjustments, with $1.1 billion and $0.5 billion, respectively, of other short-term debt, and $3.9 billion and $8.4 billion, respectively, of other long-term debt that represents the fair value of debt securities with fair value option elected at September 30, 2010 and December 31, 2009, respectively.

For the three and nine months ended September 30, 2010, we recognized fair value gains (losses) of $(366) million and $526 million, respectively, on our foreign-currency denominated debt of which $(387) million and $425 million, respectively, were gains (losses) related to our net foreign-currency translation.

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

Table 8.2 — Other Short-Term Debt

	September 30, 2010			December 31, 2009
		Balance,	Effective		Balance,	Effective
	Par Value	Net(1)	Rate(2)	Par Value	Net(1)	Rate(2)
	(dollars in millions)

Reference Bills® securities and discount notes	$212,668	$212,505	0.27%	$227,732	$227,611	0.26%
Medium-term notes	2,565	2,565	0.40	10,561	10,560	0.69

Other short-term debt	$215,233	$215,070	0.27	$238,293	$238,171	0.28

(1)	Represents par value, net of associated discounts and premiums.
(2)	Represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are effectively collateralized borrowing transactions where we sell securities with an agreement to repurchase such securities. These agreements require the underlying securities to be delivered to the dealers who arranged the transactions. Federal funds purchased are unsecured borrowings from commercial banks that are members of the Federal Reserve System. At both September 30, 2010 and December 31, 2009, we had no balance of federal funds purchased and securities sold under agreements to repurchase.

139	Freddie Mac

Other Long-Term Debt

Table 8.3 summarizes our other long-term debt. Prior periods have been reclassified to conform to the current presentation.

Table 8.3 — Other Long-Term Debt

		September 30, 2010			December 31, 2009
	Contractual		Balance,	Interest		Balance,	Interest
	Maturity(1)	Par Value	Net(2)	Rates	Par Value	Net(2)	Rates
	(dollars in millions)

Other long-term debt:
Other senior debt:(3)
Fixed-rate:
Medium-term notes — callable(4)	2010 – 2037	$105,207	$105,148	0.60% – 6.50%	$154,545	$154,417	1.00% – 6.63%
Medium-term notes — non-callable	2010 – 2028	24,842	24,996	0.63% – 13.25%	15,071	15,255	1.00% – 13.25%
U.S. dollar Reference Notes® securities — non-callable	2010 – 2032	240,497	240,485	0.88% – 6.75%	253,781	253,696	1.13% – 7.00%
€Reference Notes® securities — non-callable	2012 – 2014	2,057	2,186	4.38% – 5.13%	5,668	5,921	4.38% – 5.75%
Variable-rate:
Medium-term notes — callable(5)	2010 – 2030	36,112	36,111	Various	24,084	24,081	Various
Medium-term notes — non-callable	2010 – 2026	90,136	90,152	Various	73,629	73,649	Various
Zero-coupon:
Medium-term notes — callable(6)	2030 – 2040	12,874	2,944	—%	23,388	4,444	—%
Medium-term notes — non-callable(7)	2010 – 2039	14,684	9,417	—%	15,705	10,084	—%
Hedging-related basis adjustments		N/A	175		N/A	188

Total other senior debt		526,409	511,614		565,871	541,735
Other subordinated debt:
Fixed-rate	2011 – 2018	578	574	5.00% – 8.25%	578	575	5.00% – 8.25%
Zero-coupon(8)	2019	331	133	—%	331	123	—%

Total other subordinated debt		909	707		909	698

Total other long-term debt(9)		$527,318	$512,321		$566,780	$542,433

(1)	Represents contractual maturities at September 30, 2010.
(2)	Represents par value of long-term debt securities and subordinated borrowings, net of associated discounts or premiums and hedge-related basis adjustments.
(3)	For debt denominated in a currency other than the U.S. dollar, the outstanding balance is based on the exchange rate at September 30, 2010 and December 31, 2009, respectively.
(4)	Includes callable FreddieNotes® securities of $5.8 billion and $6.1 billion at September 30, 2010 and December 31, 2009, respectively.
(5)	Includes callable FreddieNotes® securities of $7.9 billion and $5.5 billion at September 30, 2010 and December 31, 2009, respectively.
(6)	The effective rates for zero-coupon medium-term notes — callable ranged from 4.40% – 7.25% and 5.78% – 7.25% at September 30, 2010 and December 31, 2009, respectively.
(7)	The effective rates for zero-coupon medium-term notes — non-callable ranged from 0.52% – 11.18% and 0.56% – 11.18% at September 30, 2010 and December 31, 2009, respectively.
(8)	The effective rate for zero-coupon subordinated debt was 10.51% at both September 30, 2010 and December 31, 2009.
(9)	The effective rates for other long-term debt were 2.94% and 3.41% at September 30, 2010 and December 31, 2009, respectively. The effective rate represents the weighted average effective rate that remains constant over the life of the instrument, which includes the amortization of discounts or premiums and issuance costs and hedging-related basis adjustments.

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

	September 30, 2010
	Contractual		Balance,	Interest
	Maturity(2)	UPB	Net	Rates(2)
	(dollars in millions)

Debt securities of consolidated trusts held by third parties:
Single-family:
Conventional:
30-year or more, fixed-rate	2010-2048	$1,139,930	$1,146,743	1.60%-16.25%
20-year fixed-rate	2012-2030	58,907	59,454	3.50%- 9.00%
15-year fixed-rate	2010-2025	215,780	217,478	2.50%-10.50%
Adjustable-rate(3)	2010-2047	49,066	49,365	—%-10.05%
Interest-only(4)	2026-2040	67,451	67,505	1.79%- 7.77%
FHA/VA	2010-2040	1,931	1,958	1.60%-15.00%

Total debt securities of consolidated trusts held by third parties(5)		$1,533,065	$1,542,503

(1) Debt securities of consolidated trusts held by third parties are prepayable without penalty.

(2)	Based on the contractual maturity and interest rates of debt securities of our consolidated trusts held by third parties.
(3)	The minimum interest rate of 0% reflects interest rates on principal-only classes of Structured Transactions.
(4)	Includes interest-only securities and interest-only mortgage loans that allow the borrower to pay only interest for a fixed period of time before the loans begin to amortize.
(5)	The effective rate for debt securities of consolidated trusts held by third parties was 4.78% at September 30, 2010. The effective rate represents the weighted average effective rate, which includes the amortization of discounts or premiums.

Table 8.5 summarizes the contractual maturities of other long-term debt securities and debt securities of consolidated trusts held by third parties at September 30, 2010.

Table 8.5 — Contractual Maturity of Other Long-Term Debt and Debt Securities of Consolidated Trusts Held by Third Parties

Annual Maturities
September 30,	Par Value(1)(2)
(in millions)

Other debt:
2011	$112,448
2012	131,185
2013	84,306
2014	42,239
2015	42,639
Thereafter	114,501
Debt securities of consolidated trusts held by third parties(3)	1,533,065

Total	2,060,383
Net discounts, premiums, hedge-related and other basis adjustments(4)	(5,559)

Total debt securities of consolidated trusts held by third parties and other long-term debt	$2,054,824

(1)	Represents par value of long-term debt securities and subordinated borrowings and UPB of debt securities of our consolidated trusts held by third parties.
(2)	For other debt denominated in a currency other than the U.S. dollar, the par value is based on the exchange rate at September 30, 2010.
(3)	Contractual maturities of debt securities of consolidated trusts held by third parties may not represent expected maturity as they are prepayable at any time without penalty.
(4)	Other basis adjustments primarily represent changes in fair value attributable to instrument-specific credit risk related to other foreign-currency-denominated debt.

Line of Credit

At both September 30, 2010 and December 31, 2009, we had one secured, uncommitted intraday line of credit with a third party totaling $10 billion. This line of credit provides additional liquidity to fund our intraday activities through the Fedwire system in connection with the Federal Reserve’s payments system risk policy, which restricts or eliminates daylight overdrafts by GSEs. No amounts were drawn on this line of credit at September 30, 2010 or December 31, 2009. We expect to continue to use the current facility to satisfy our intraday financing needs; however, since the line is uncommitted, we may not be able to draw on it if and when needed.

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

141	Freddie Mac

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

Table 9.1 — Financial Guarantees

	September 30, 2010			December 31, 2009
			Maximum			Maximum
	Maximum	Recognized	Remaining	Maximum	Recognized	Remaining
	Exposure(1)	Liability	Term	Exposure(1)	Liability	Term
	(dollars in millions, terms in years)

PCs and Structured Securities(2)	$24,872	$198	41	$1,854,813	$11,949	43
Other mortgage-related guarantees	16,331	403	39	15,069	516	40
Derivative instruments	64,215	1,530	35	30,362	76	33
Servicing-related premium guarantees	173	—	5	193	—	5

(1)	Maximum exposure represents the contractual amounts that could be lost under the non-consolidated guarantees if counterparties or borrowers defaulted, without consideration of possible recoveries under credit enhancement arrangements, such as recourse provisions, third-party insurance contracts, or from collateral held or pledged. The maximum exposure disclosed above is not representative of the actual loss we are likely to incur, based on our historical loss experience and after consideration of proceeds from related collateral liquidation. In addition, the maximum exposure for our liquidity guarantees is not mutually exclusive of our default guarantees on the same securities; therefore, these amounts are also included within the maximum exposure of PCs and Structured Securities and other mortgage-related guarantees.
(2)	Effective January 1, 2010, we do not record a financial guarantee for our single-family PC trusts and certain Structured Transactions as a result of consolidation of these securitization trusts. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.

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

At September 30, 2010 and December 31, 2009, there were $1.5 trillion and $1.7 trillion, respectively, of securities we issued in resecuritization of our PCs and other previously issued Structured Securities. These restructured securities consist of single-class and multi-class Structured Securities backed by PCs, REMICs, interest-only strips, and principal-only strips and do not increase our credit-related exposure. As a result, no guarantee asset or guarantee obligation is recognized for these transactions and they are excluded from the table above.

We recognize a guarantee asset, guarantee obligation, and a reserve for guarantee losses, as necessary, for securities issued by non-consolidated securitization trusts and other mortgage-related financial guarantees for which we are exposed to incremental credit risk. Our guarantee obligation represents the recognized liability, net of cumulative amortization, associated with our guarantee of PCs and certain Structured Transactions issued to non-consolidated securitization trusts. At inception of an executed guarantee to a non-consolidated trust we recognize the guarantee obligation at fair value. Subsequently, we amortize our guarantee obligation under the static effective yield method. In addition to our guarantee obligation, we recognized a reserve for guarantee losses, which is included within other liabilities on our consolidated balance sheets, that totaled $0.2 billion and $32.4 billion at September 30, 2010 and December 31, 2009, respectively.

During the nine months ended September 30, 2010 and 2009, we issued $255.1 billion and $379.6 billion, respectively, in UPB of our PCs and Structured Securities backed by single-family mortgage loans, excluding those backed by HFA bonds under the New Issue Bond Initiative. In accordance with the changes in accounting standards for the consolidation of VIEs, we did not recognize a guarantee asset or a guarantee obligation for single-family PCs issued in the nine months ended September 30, 2010. We issued $4.0 billion and $0 million in UPB of Structured Transactions backed by HFA bonds during the nine months ended September 30, 2010 and 2009, respectively, which were not consolidated. We also issued approximately $4.8 billion and $1.1 billion in UPB of PCs and Structured Transactions backed by multifamily mortgage loans during the nine months ended September 30, 2010 and 2009, respectively, for which a guarantee asset and guarantee obligation were recognized. As explained above, the vast majority of issued PCs and Structured Securities are no longer accounted for in accordance with the accounting standards for guarantees (i.e., a guarantee asset and guarantee obligation are not recognized) as a result of the

142	Freddie Mac

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

Other Mortgage-Related Guarantees

We provide long-term stand-by commitments to certain of our customers, which obligate us to purchase seriously delinquent loans that are covered by those agreements. These financial guarantees totaled $3.5 billion and $5.1 billion of UPB at September 30, 2010 and December 31, 2009, respectively. We also had outstanding financial guarantees on multifamily housing revenue bonds that were issued by third parties of $9.3 billion and $9.2 billion in UPB at September 30, 2010 and December 31, 2009, respectively. In addition, as of September 30, 2010 and December 31, 2009, we had issued guarantees on HFA bonds we guaranteed under the Temporary Credit and Liquidity Facilities Initiative with UPB of $3.6 billion and $0.8 billion, respectively.

As part of the guarantee arrangements pertaining to multifamily housing revenue bonds, we provided commitments to advance funds, commonly referred to as “liquidity guarantees.” These guarantees require us to advance funds to enable others to repurchase any tendered tax-exempt and related taxable bonds that are unable to be remarketed. Any such advances are treated as loans and are secured by a pledge to us of the repurchased securities until the securities are remarketed. We hold cash and cash equivalents on our consolidated balance sheets for the amount of these commitments. No advances under these liquidity guarantees were outstanding at September 30, 2010 or December 31, 2009.

Derivative Instruments

Derivative instruments include written options, written swaptions, interest-rate swap guarantees, guarantees of stated final maturity of certain of our Structured Securities, and short-term default guarantee commitments accounted for as credit derivatives.

We guaranteed the performance of interest-rate swap contracts in three circumstances. First, as part of a resecuritization transaction, we transferred certain swaps and related assets to a third party. We guaranteed that interest income generated from the assets would be sufficient to cover the required payments under the interest-rate swap contracts. Second, we guaranteed that a borrower would perform under an interest-rate swap contract linked to a borrower’s adjustable-rate mortgage. And third, in connection with our issuance of certain Structured Securities which are backed by tax-exempt bonds, we guaranteed that the sponsor of the transaction would perform under the interest-rate swap contract linked to the senior variable-rate certificates that we issued. See “NOTE 11: DERIVATIVES” for further discussion of these guarantees.

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

Servicing-Related Premium Guarantees

We provide guarantees to reimburse servicers for premiums paid to acquire servicing in situations where the original seller is unable to perform under its separate servicing agreement. The liability associated with these agreements was not material at September 30, 2010 and December 31, 2009.

Other Indemnifications

In connection with certain business transactions, we may provide indemnification to counterparties for claims arising out of breaches of certain obligations (e.g., those arising from representations and warranties) in contracts entered into in the normal course of business. Our assessment is that the risk of any material loss from such a claim for indemnification is remote and there are no probable and estimable losses associated with these contracts. Therefore, we have not recorded any liabilities related to these indemnifications on our consolidated balance sheets at September 30, 2010 and December 31, 2009.

143	Freddie Mac

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

Swap Guarantee Derivatives

In connection with some of the guarantee arrangements pertaining to multifamily housing revenue bonds and multifamily pass-through certificates, we may also guarantee the sponsor’s or the borrower’s performance as a counterparty on any related interest-rate swaps used to mitigate interest-rate risk, which are accounted for as swap guarantee derivatives.

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

145	Freddie Mac

Derivative Assets and Liabilities at Fair Value

Table 11.1 presents the location and fair value of derivatives reported in our consolidated balance sheets.

Table 11.1 — Derivative Assets and Liabilities at Fair Value

	At September 30, 2010			At December 31, 2009
		Derivatives at Fair Value			Derivatives at Fair Value
	Notional or			Notional or
	Contractual			Contractual
	Amount	Assets(1)	Liabilities(1)	Amount	Assets(1)	Liabilities(1)
	(in millions)

Total derivative portfolio
Derivatives not designated as hedging instruments under the accounting standards for derivatives and hedging(2)
Interest-rate swaps:
Receive-fixed	$316,574	$16,900	$(181)	$271,403	$3,466	$(5,455)
Pay-fixed	363,668	42	(41,631)	382,259	2,274	(16,054)
Basis (floating to floating)	2,775	13	—	52,045	1	(61)

Total interest-rate swaps	683,017	16,955	(41,812)	705,707	5,741	(21,570)
Option-based:
Call swaptions
Purchased	112,625	13,556	—	168,017	7,764	—
Written	26,225	—	(1,389)	1,200	—	(19)
Put swaptions
Purchased	76,990	762	—	91,775	2,592	—
Written	6,000	—	(3)	—	—	—
Other option-based derivatives(3)	67,264	1,719	(97)	141,396	1,705	(12)

Total option-based	289,104	16,037	(1,489)	402,388	12,061	(31)
Futures	227,822	31	(250)	80,949	5	(89)
Foreign-currency swaps	2,057	206	—	5,669	1,624	—
Commitments(4)	22,914	58	(63)	13,872	81	(70)
Credit derivatives	13,378	16	(6)	14,198	26	(11)
Swap guarantee derivatives	3,580	—	(37)	3,521	—	(34)

Total derivatives not designated as hedging instruments	1,241,872	33,303	(43,657)	1,226,304	19,538	(21,805)
Netting adjustments(5)		(33,203)	42,586		(19,323)	21,216

Total derivative portfolio, net	$1,241,872	$100	$(1,071)	$1,226,304	$215	$(589)

(1)	The value of derivatives on our consolidated balance sheets is reported as derivative assets, net and derivative liabilities, net.
(2)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(3)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and other purchased and written options.
(4)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(5)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $10.5 billion and $4 million, respectively, at September 30, 2010. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.1) billion and $(0.6) billion at September 30, 2010 and December 31, 2009, respectively, which was mainly related to interest-rate swaps that we have entered into.

The carrying value of our derivatives on our consolidated balance sheets is equal to their fair value, including net derivative interest receivable or payable, net trade/settle receivable or payable and is net of cash collateral held or posted, where allowable by a master netting agreement. Derivatives in a net asset position are reported as derivative assets, net. Similarly, derivatives in a net liability position are reported as derivative liabilities, net. Cash collateral we obtained from counterparties to derivative contracts that has been offset against derivative assets, net at September 30, 2010 and December 31, 2009 was $1.3 billion and $3.1 billion, respectively. Cash collateral we posted to counterparties to derivative contracts that has been offset against derivative liabilities, net at September 30, 2010 and December 31, 2009 was $11.8 billion and $5.6 billion, respectively. We are subject to collateral posting thresholds based on the credit rating of our long-term senior debt securities from S&P or Moody’s. In the event our credit ratings fall below certain specified rating triggers or are withdrawn by S&P or Moody’s, the counterparties to the derivative instruments are entitled to full overnight collateralization on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2010, was $12.3 billion for which we posted collateral of $11.8 billion in the normal course of business. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2010, we would be required to post an additional $0.5 billion of collateral to our counterparties.

At September 30, 2010 and December 31, 2009, there were no amounts of cash collateral that were not offset against derivative assets, net or derivative liabilities, net, as applicable. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for further information related to our derivative counterparties.

146	Freddie Mac

Gains and Losses on Derivatives

Table 11.2 presents the gains and losses on derivatives reported in our consolidated statements of operations.

Table 11.2 — Gains and Losses on Derivatives(1)

	Three Months Ended September 30,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion and
	on Derivatives		into Earnings		Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Hedging Relationships(3)	2010	2009	2010	2009	2010	2009
	(in millions)

Closed cash flow hedges(4)	$—	$—	$(245)	$(287)	$—	$—

	Nine Months Ended September 30,
					Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Amount of Gain or (Loss)		Recognized in Other Income
	Recognized in AOCI		Reclassified from AOCI		(Ineffective Portion and
	on Derivatives		into Earnings		Amount Excluded from
Derivatives in Cash Flow	(Effective Portion)		(Effective Portion)		Effectiveness Testing)(2)
Hedging Relationships(3)	2010	2009	2010	2009	2010	2009
	(in millions)

Closed cash flow hedges(4)	$—	$—	$(781)	$(896)	$—	$—

	Derivative Gains (Losses)(5)
	Three Months Ended		Nine Months Ended
Derivatives not designated as hedging instruments under the	September 30,		September 30,
accounting standards for derivatives and hedging(6)	2010	2009	2010	2009
	(in millions)

Interest-rate swaps:
Receive-fixed
Foreign-currency denominated	$(31)	$(2)	$(96)	$122
U.S. dollar denominated	7,571	4,539	20,670	(7,451)

Total receive-fixed swaps	7,540	4,537	20,574	(7,329)
Pay-fixed	(11,503)	(8,223)	(34,883)	17,006
Basis (floating to floating)	—	(59)	74	(174)

Total interest-rate swaps	(3,963)	(3,745)	(14,235)	9,503
Option-based:
Call swaptions
Purchased	4,055	2,285	11,086	(7,012)
Written	(525)	(59)	(802)	152
Put swaptions
Purchased	(243)	(1,087)	(2,030)	(40)
Written	9	107	88	(250)
Other option-based derivatives(7)	7	13	243	(202)

Total option-based	3,303	1,259	8,585	(7,352)
Futures	(128)	(11)	(140)	(235)
Foreign-currency swaps(8)	382	238	(433)	248
Commitments(9)	219	(385)	70	(657)
Credit derivatives	3	—	5	(5)
Swap guarantee derivatives	(1)	—	—	(22)

Subtotal	(185)	(2,644)	(6,148)	1,480
Accrual of periodic settlements:
Receive-fixed interest-rate swaps(10)	1,650	1,684	4,870	4,152
Pay-fixed interest-rate swaps	(2,610)	(2,847)	(8,400)	(7,058)
Foreign-currency swaps	3	10	15	81
Other	12	22	10	112

Total accrual of periodic settlements	(945)	(1,131)	(3,505)	(2,713)

Total	$(1,130)	$(3,775)	$(9,653)	$(1,233)

(1)	For all derivatives in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in net interest income on our consolidated statements of operations; however, we had no derivatives in qualifying hedge accounting relationships as of September 30, 2010. For derivatives not in qualifying hedge accounting relationships, the accrual of periodic cash settlements is recorded in derivative gains (losses) on our consolidated statements of operations.
(2)	Gain or (loss) arises when the fair value change of a derivative does not exactly offset the fair value change of the hedged item attributable to the hedged risk, and is a component of other income in our consolidated statements of operations. No amounts have been excluded from the assessment of effectiveness.
(3)	Derivatives that meet specific criteria may be accounted for as cash flow hedges. Changes in the fair value of the effective portion of open qualifying cash flow hedges are recorded in AOCI, net of taxes. Net deferred gains and losses on closed cash flow hedges (i.e., where the derivative is either terminated or redesignated) are also included in AOCI, net of taxes, until the related forecasted transaction affects earnings or is determined to be probable of not occurring.
(4)	Amounts reported in AOCI related to changes in the fair value of commitments to purchase securities that are designated as cash flow hedges are recognized as basis adjustments to the related assets which are amortized in earnings as interest income. Amounts linked to interest payments on long-term debt are recorded in long-term debt interest expense and amounts not linked to interest payments on long-term debt are recorded in expense related to derivatives.

147	Freddie Mac

(5)	Gains (losses) are reported as derivative gains (losses) on our consolidated statements of operations.
(6)	See “Use of Derivatives” for additional information about the purpose of entering into derivatives not designated as hedging instruments and our overall risk management strategies.
(7)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and other purchased and written options.
(8)	Foreign-currency swaps are defined as swaps in which net settlement is based on one leg calculated in a foreign-currency and the other leg calculated in U.S. dollars.
(9)	Commitments include: (a) our commitments to purchase and sell investments in securities; and (b) our commitments to purchase and extinguish or issue debt securities of our consolidated trusts.
(10)	Includes imputed interest on zero-coupon swaps.

Hedge Designation of Derivatives

At September 30, 2010 and December 31, 2009, we did not have any derivatives in hedge accounting relationships; however, there are deferred net losses recorded in AOCI related to closed cash flow hedges. As shown in Table 11.3, the total AOCI, net of taxes, related to derivatives designated as cash flow hedges was a loss of $2.4 billion and $3.1 billion at September 30, 2010 and 2009, respectively, composed of deferred net losses on closed cash flow hedges. Closed cash flow hedges involve derivatives that have been terminated or are no longer designated as cash flow hedges. Fluctuations in prevailing market interest rates have no impact on the deferred portion of AOCI relating to losses on closed cash flow hedges.

The previous deferred amount related to closed cash flow hedges remains in our AOCI balance and will be recognized into earnings over the expected time period for which the forecasted issuances of debt impact earnings. Over the next 12 months, we estimate that approximately $553 million, net of taxes, of the $2.4 billion of cash flow hedging losses in AOCI, net of taxes, at September 30, 2010 will be reclassified into earnings. The maximum remaining length of time over which we have hedged the exposure related to the variability in future cash flows on forecasted transactions, primarily forecasted debt issuances, is 23 years. However, over 70% and 90% of AOCI, net of taxes, relating to closed cash flow hedges at September 30, 2010, will be reclassified to earnings over the next five and ten years, respectively.

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

Table 11.3 — AOCI, Net of Taxes, Related to Cash Flow Hedge Relationships

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)

Beginning balance(1)	$(2,905)	$(3,678)
Cumulative effect of change in accounting principle(2)	(7)	—
Net reclassifications of losses to earnings and other, net of tax(3)	520	594

Ending balance(1)	$(2,392)	$(3,084)

(1)	Represents net deferred gains and losses on closed (i.e., terminated or redesignated) cash flow hedges.
(2)	Represents adjustment to initially apply the accounting standards on accounting for transfers of financial assets and consolidation of VIEs, as well as a related change to the amortization method for certain related deferred items. Net of tax benefit of $4 million for the nine months ended September 30, 2010.
(3)	Net of tax benefit of $261 million and $302 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 12: FREDDIE MAC STOCKHOLDERS’ EQUITY (DEFICIT)

Senior Preferred Stock

We received $10.6 billion in June 2010 and $1.8 billion in September 2010 pursuant to draw requests that FHFA submitted to Treasury on our behalf to address the deficits in our net worth as of March 31, 2010 and June 30, 2010, respectively. In addition, we had a deficit in net worth of $58 million as of September 30, 2010. See “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS — Government Support for our Business” for additional information regarding the draw request that FHFA, as Conservator, will submit on our behalf to Treasury to address our deficit in net worth. The aggregate liquidation preference on the senior preferred stock owned by Treasury was $64.1 billion and $51.7 billion as of September 30, 2010 and December 31, 2009, respectively. See “NOTE 17: REGULATORY CAPITAL” for additional information.

148	Freddie Mac

Stock Repurchase and Issuance Programs

We did not repurchase or issue any of our common shares or non-cumulative preferred stock during the nine months ended September 30, 2010, other than through our stock-based compensation plans. During the nine months ended September 30, 2010, restrictions lapsed on 1,270,800 restricted stock units, all of which were granted prior to conservatorship. For a discussion regarding our stock-based compensation plans, see “NOTE 12: STOCK-BASED COMPENSATION” in our 2009 Annual Report.

Dividends Declared During 2010

On March 31, 2010, June 30, 2010, and September 30, 2010, we paid quarterly dividends of $1.3 billion, $1.3 billion, and $1.6 billion, respectively, in cash on the senior preferred stock at the direction of our Conservator. Consistent with the Purchase Agreement covenants, we did not declare dividends on Freddie Mac common stock or any other series of Freddie Mac preferred stock outstanding during the nine months ended September 30, 2010.

On March 30, 2010, our REIT subsidiaries paid preferred stock dividends for one quarter, consistent with approval from Treasury and direction from FHFA. No other preferred or common stock dividends were paid by the REITs during the nine months ended September 30, 2010. See “NOTE 15: NONCONTROLLING INTERESTS” for more information.

Delisting of Common Stock and Preferred Stock from NYSE

On July 8, 2010, our common and 20 previously-listed classes of preferred securities were delisted from the NYSE. We delisted such securities pursuant to a directive by FHFA, our Conservator.

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

NOTE 13: INCOME TAXES

Income Tax Benefit

For the three months ended September 30, 2010 and 2009, we reported an income tax benefit of $411 million and $149 million, respectively, resulting in effective tax rates of 14.1% and 2.7%, respectively. For the nine months ended September 30, 2010 and 2009, we reported an income tax benefit of $800 million and $1.3 billion, respectively, representing effective tax rates of 5.4% and 7.8%, respectively. These income tax benefits represent primarily the benefit of carrying back a portion of our expected current year tax loss to prior years, changes in our 2009 tax benefit that can be carried back to previous tax years, and the tax benefit recognized related to the amortization of net deferred losses on pre-2008 closed cash flow hedges. Our effective tax rates were different from the statutory rate of 35% primarily due to the establishment of a valuation allowance against a portion of our net deferred tax assets. We established an additional valuation allowance of $0.5 billion and $4.7 billion for the three and nine months ended September 30, 2010, respectively.

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

149	Freddie Mac

events and evidence discussed above, in addition to: (a) our three-year cumulative loss position; (b) our carryback and carryforward availability; (c) our difficulty in predicting unsettled circumstances; and (d) our conclusion that we have the intent and ability to hold our available-for sale securities to the recovery of any temporary unrealized losses.

Subsequent to our entry into conservatorship, we determined that it was more likely than not that a portion of our net deferred tax assets would not be realized due to our inability to generate sufficient taxable income and, therefore, we recorded a valuation allowance. After evaluating all available evidence, including the events and developments related to our conservatorship, other events in the market, and related difficulty in forecasting future profit levels, we reached a similar conclusion in the third quarter of 2010. We increased our overall valuation allowance by $7.8 billion in the nine months ended September 30, 2010. This amount consisted of $4.7 billion attributable to temporary differences as well as tax net operating loss and tax credit carryforwards generated during 2010 and $3.1 billion attributable to the adoption of new accounting standards in the first quarter of 2010 that amended guidance applicable to the accounting for transfers of financial assets and the consolidation of VIEs. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for additional information regarding these changes and a related change to the amortization method for certain related deferred items. Our total valuation allowance as of September 30, 2010 was $32.9 billion. As of September 30, 2010, after consideration of the valuation allowance, we had a net deferred tax asset of $6.1 billion representing primarily the tax effect of unrealized losses on our available-for-sale securities. We believe the deferred tax asset related to these unrealized losses is more likely than not to be realized because of our conclusion that we have the intent and ability to hold our available-for-sale securities until any temporary unrealized losses are recovered. Our view of our ability to realize the net deferred tax asset may change in future periods, particularly if the mortgage and housing markets continue to decline.

It is anticipated that we will be in a significant tax net operating loss position for the year ended December 31, 2010 after accounting for the anticipated carryback to 2008. This tax net operating loss is not subject to the limitations of Internal Revenue Code Section 382. In addition, we had $2.2 billion of LIHTC carryforwards that will expire over multiple years ending in 2030 and $16 million of alternative minimum tax credit carryforward that will not expire.

Unrecognized Tax Benefits

At September 30, 2010, we had total unrecognized tax benefits, exclusive of interest, of $1.2 billion. Included in the $1.2 billion are $1 million of unrecognized tax benefits that, if recognized, would favorably affect our effective tax rate. The remaining unrecognized tax benefits at September 30, 2010 related to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. The increase in our unrecognized tax benefits during the three and nine months ended September 30, 2010 is due to our current assessment of deductions taken in prior year tax returns related to credit losses.

We continue to recognize interest and penalties, if any, in income tax expense. There has been no material change during the quarter in total accrued interest payable allocable to unrecognized tax benefits.

Tax years 1985 to 1997 have been before the U.S. Tax Court. All matters before the Court have previously been addressed by ruling or by settlement agreement with the IRS. Pursuant to these rulings and settlements, on May 21, 2010, the U.S. Tax Court issued its decisions on the determination of our income tax liabilities for those years. Those matters not resolved by settlement agreement in the case, including the favorable financing intangible asset decided in our favor by U.S. Tax Court ruling in 2006, were subject to appeal that was required to be filed by the IRS or Freddie Mac within 90 days following the May 21, 2010 Court decision. No appeal was filed by the IRS or Freddie Mac. Therefore, the controversies stand as decided by the U.S. Tax Court and the statute of limitations is now closed for the 1985 to 1997 tax years.

The IRS has completed its examinations of tax years 1998 to 2007. We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. The principal matter of controversy involves questions of timing and potential penalties regarding our tax accounting method for certain hedging transactions. We continue to seek resolution of the controversy by settlement. It is reasonably possible that the hedge accounting method issue will be resolved within the next 12 months. We currently believe adequate reserves have been provided for settlement on reasonable terms. Changes could occur in the gross balance of unrecognized tax benefits within the next 12 months that could have a material impact on income tax expense or benefit in the period the issue is resolved. However, we have no information that would enable us to estimate such impact at this time.

NOTE 14: EMPLOYEE BENEFITS

We maintain a tax-qualified, funded defined benefit pension plan, or Pension Plan, covering substantially all of our employees. We also maintain a nonqualified, unfunded defined benefit pension plan for our officers as part of our

150	Freddie Mac

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

Table 14.1 presents the components of the net periodic benefit cost with respect to pension and postretirement health care benefits for the three and nine months ended September 30, 2010 and 2009. Net periodic benefit cost is included in salaries and employee benefits in our consolidated statements of operations.

Table 14.1 — Net Periodic Benefit Cost Detail

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Pension Benefits

Service cost	$8	$8	$24	$24
Interest cost on benefit obligation	9	9	28	26
Expected return on plan assets	(10)	(9)	(30)	(25)
Recognized net actuarial loss	3	4	8	10

Net periodic benefit cost	$10	$12	$30	$35

Postretirement Health Care Benefits

Service cost	$2	$2	$5	$5
Interest cost on benefit obligation	3	2	7	6
Recognized prior service credit	(1)	(1)	(1)	(1)

Net periodic benefit cost	$4	$3	$11	$10

Cash Flows Related to Defined Benefit Plans

Our general practice is to contribute to our Pension Plan an amount at least equal to the minimum required contribution, if any, but no more than the maximum amount deductible for federal income tax purposes each year. During the third quarter of 2010, we made a contribution to our Pension Plan of approximately $33 million.

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

During the second quarter of 2010, each of our two REIT subsidiaries was eliminated via a merger transaction, which resulted in no gain or loss recognized on our consolidated statements of operations. This resulted in the elimination of the noncontrolling interest from our consolidated balance sheets as of June 30, 2010.

NOTE 16: SEGMENT REPORTING

We evaluate segment performance and allocate resources based on a Segment Earnings approach, subject to the conduct of our business under the direction of the Conservator. See “NOTE 3: CONSERVATORSHIP AND RELATED

151	Freddie Mac

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

152	Freddie Mac

Segment	Description	Activities/Items

Investments	Segment Earnings for the Investments segment reflects results from our investment, funding and hedging activities. In our Investments segment, we invest principally in mortgage-related securities and single-family mortgage loans funded by other debt issuances and hedged using derivatives. Segment Earnings for this segment consist primarily of the returns on these investments, less the related financing, hedging and administrative expenses.
•   Investments in mortgage-related securities and single-family performing mortgage loans

•   Investments in asset-backed securities

•   All other traded instruments / securities, excluding CMBS

•   Debt issuances

•   All asset / liability management returns

•   Guarantee buy-ups / buy-downs, net of execution gains / losses

•   Cash and liquidity management

•   Deferred tax asset valuation allowance

•   Allocated administrative expenses and taxes

Single-Family Guarantee	Segment Earnings for the Single-family Guarantee segment reflects results from our single-family credit guarantee activities. In our Single-family Guarantee segment, we purchase single-family mortgage loans originated by our lender customers in the primary mortgage market. We securitize most of the mortgages we purchase, and guarantee the payment of principal and interest on single-family mortgage loans and mortgage-related securities in exchange for management and guarantee fees received over time and other up-front credit-related fees. Segment Earnings for this segment consist primarily of management and guarantee fee revenues, including amortization of upfront fees, less the related credit costs (i.e., provision for credit losses), administrative expenses, allocated funding costs, and amounts related to net float benefits or expenses.

•   Management and guarantee fees on PCs, including those retained by us, and single-family mortgage loans in the mortgage investments portfolio

•   Up-front credit delivery fees

•   Adjustments for security performance

•   Credit losses on all single-family assets

•   Expected net float income or expense on the single-family credit guarantee portfolio

•   Deferred tax asset valuation allowance

•   Allocated debt costs, administrative expenses and taxes

Multifamily	Segment Earnings for the Multifamily segment reflects results from our investments and guarantee activities in multifamily mortgage loans and securities. We primarily purchase multifamily mortgage loans for investment and securitization. We also purchase CMBS for investment; however, we have not purchased significant amounts of non-agency CMBS since 2008. These activities support our mission to supply financing for affordable rental housing. Segment Earnings for this segment also include management and guarantee fee revenues and the interest earned on assets related to multifamily investment activities, net of allocated funding costs.

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

We restated Segment Earnings for the three and nine months ended September 30, 2009 to reflect the changes in our method of evaluating the performance of our reportable segments described above. These revisions significantly impacted the prior period reported results for the Investments segment and, to a lesser extent, the Single-family Guarantee segment, because the revised method includes fair value adjustments, gains and losses on investment sales, loans purchased from PC pools and debt retirements that are included in GAAP-based earnings, but that had previously been excluded from or deferred in Segment Earnings. These revisions did not have a significant impact on the prior period results for the Multifamily segment.

The restated Segment Earnings for the three and nine months ended September 30, 2009 do not include changes to the guarantee asset, guarantee obligation or other items that were eliminated or changed as a result of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs adopted on January 1, 2010, as these changes were applied prospectively consistent with our GAAP financial results. See “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES” for further information regarding the consolidation of certain of our securitization trusts.

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

•	Net guarantee fee is reclassified in Segment Earnings from net interest income to management and guarantee income.

•	Implied management and guarantee fee related to unsecuritized mortgage loans held in the mortgage investments portfolio is reclassified in Segment Earnings from net interest income to management and guarantee income.

•	The portion of the amount reversed for accrued but uncollected interest upon placing loans on a non-accrual status that relates to guarantee fees is reclassified in Segment Earnings from net interest income to management and guarantee income. The remaining portion of the allowance for lost interest is reclassified in Segment Earnings from net interest income to provision for credit losses. Under GAAP-basis earnings and Segment Earnings, the guarantee fee is not accrued on loans three monthly payments or more past due.

Segment Adjustments

In presenting Segment Earnings net interest income and management and guarantee income, we make adjustments to better reflect how management measures and assesses the performance of each segment and the company as a whole. These adjustments relate to amounts that are no longer reflected in net income (loss) as determined in accordance with GAAP as a result of the adoption of new accounting standards for the transfers of financial assets and the consolidation of VIEs. These adjustments are reversed through the segment adjustments line item within Segment Earnings, so that Segment Earnings gain (loss) for each segment will equal GAAP net income (loss) attributable to Freddie Mac for each segment beginning January 1, 2010. Segment adjustments consist of the following:

•	We adjust our Segment Earnings net interest income for the Investments segment to include the amortization of cash premiums and discounts and buy-up and buy-down fees on the consolidated PCs and Structured Securities we purchase as investments. As of September 30, 2010, the unamortized balance of such premiums and discounts and buy-up and buy-down fees was $2.6 billion. These adjustments are necessary to reflect the economic yield realized on investments in consolidated PCs and Structured Securities purchased at a premium or discount or with buy-up or buy-down fees. We include an offsetting amount in the segment adjustments line within Segment Earnings.

•	We adjust our Segment Earnings management and guarantee income for the Single-family Guarantee segment to include the amortization of credit fees recorded in periods prior to January 1, 2010. As of September 30, 2010, the unamortized balance of such fees was $3.2 billion. We consider such fees to be part of the effective rate of the guarantee fee on guaranteed mortgage loans. This adjustment is necessary in order to better reflect the realization of revenue associated with guarantee contracts over the life of the underlying loan. We include an offsetting amount in the segment adjustments line within Segment Earnings.

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

155	Freddie Mac

Table 16.1 presents Segment Earnings by segment.

Table 16.1 — Summary of Segment Earnings(1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Segment Earnings (Loss), net of taxes:
Investments	$284	$958	$(1,440)	$4,584
Single-family Guarantee	(3,138)	(6,494)	(13,239)	(21,279)
Multifamily	381	(83)	752	(87)
All Other	(38)	(627)	15	(1,088)

Total Segment Earnings (Loss), net of taxes	(2,511)	(6,246)	(13,912)	(17,870)

Reconciliation to GAAP net income (loss) attributable to Freddie Mac:
Credit guarantee-related adjustments(2)	—	1,289	—	4,292
Tax-related adjustments	—	(451)	—	(1,503)

Total reconciling items, net of taxes	—	838	—	2,789

Net income (loss) attributable to Freddie Mac	$(2,511)	$(5,408)	$(13,912)	$(15,081)

(1)	Beginning January 1, 2010, under our revised method, the sum of Segment Earnings for each segment and the All Other category equals GAAP net income (loss) attributable to Freddie Mac.
(2)	Consists primarily of amortization and valuation adjustments related to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.

156	Freddie Mac

Table 16.2 presents detailed financial information by financial statement line item for our reportable segments.

Table 16.2 — Segment Earnings and Reconciliation to GAAP Results

	Three Months Ended September 30, 2010
			Non-Interest Income				Non-Interest Expense				Income Tax Provision			Less:
								REO				Income		Net (Income)
		Provision	Management		Derivative	Other		Operations	Other		LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,667	$—	$—	$(934)	$192	$(768)	$(110)	$—	$(1)	$272	$—	$(34)	$284	$—	$284
Single-family Guarantee	(4)	(3,980)	922	—	—	307	(212)	(337)	(97)	(245)	—	508	(3,138)	—	(3,138)
Multifamily	290	(19)	25	(5)	1	185	(54)	—	(17)	—	146	(171)	381	—	381
All Other	—	—	—	—	—	—	—	—	—	—	—	(38)	(38)	—	(38)

Total Segment Earnings (Loss), net of taxes	1,953	(3,999)	947	(939)	193	(276)	(376)	(337)	(115)	27	146	265	(2,511)	—	(2,511)
Reconciliation to consolidated statements of operations:
Reclassifications(3)	2,054	272	(667)	(161)	(1,323)	(175)	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	272	—	(245)	—	—	—	—	—	—	(27)	—	—	—	—	—

Total reconciling items	2,326	272	(912)	(161)	(1,323)	(175)	—	—	—	(27)	—	—	—	—	—

Total per consolidated statements of operations	$4,279	$(3,727)	$35	$(1,100)	$(1,130)	$(451)	$(376)	$(337)	$(115)	$—	$146	$265	$(2,511)	$—	$(2,511)

	Nine Months Ended September 30, 2010
			Non-Interest Income				Non-Interest Expense				Income Tax Provision			Less:
								REO				Income		Net (Income)
		Provision	Management		Derivative	Other		Operations	Other		LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Segment	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Adjustments(2)	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$4,487	$—	$—	$(1,637)	$(4,703)	$(496)	$(343)	$—	$(14)	$1,076	$—	$192	$(1,438)	$(2)	$(1,440)
Single-family Guarantee	106	(15,315)	2,635	—	—	785	(656)	(452)	(293)	(666)	—	617	(13,239)	—	(13,239)
Multifamily	806	(167)	74	(77)	5	348	(159)	(4)	(53)	—	439	(463)	749	3	752
All Other	—	—	—	—	—	—	—	—	—	—	—	15	15	—	15

Total Segment Earnings (Loss), net of taxes	5,399	(15,482)	2,709	(1,714)	(4,698)	637	(1,158)	(456)	(360)	410	439	361	(13,913)	1	(13,912)
Reconciliation to consolidated statements of operations:
Reclassifications(3)	6,065	1,330	(1,936)	(324)	(4,955)	(180)	—	—	—	—	—	—	—	—	—
Segment adjustments(2)	1,076	—	(666)	—	—	—	—	—	—	(410)	—	—	—	—	—

Total reconciling items	7,141	1,330	(2,602)	(324)	(4,955)	(180)	—	—	—	(410)	—	—	—	—	—

Total per consolidated statements of operations	$12,540	$(14,152)	$107	$(2,038)	$(9,653)	$457	$(1,158)	$(456)	$(360)	$—	$439	$361	$(13,913)	$1	$(13,912)

(1)	Management and guarantee income total per consolidated statements of operations is included in other income on our GAAP consolidated statements of operations.
(2)	See “Segment Earnings — Segment Adjustments” for additional information regarding these adjustments.
(3)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.

157	Freddie Mac

	Three Months Ended September 30, 2009
			Non-Interest Income				Non-Interest Expense			Income Tax Provision			Less:
								REO			Income		Net (Income)
		Provision	Management		Derivative	Other		Operations	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$1,574	$—	$—	$(1,004)	$(1,374)	$2,168	$(130)	$—	$(11)	$—	$(265)	$958	$—	$958
Single-family Guarantee	86	(7,922)	840	—	—	198	(246)	98	(566)	—	1,018	(6,494)	—	(6,494)
Multifamily	224	(89)	22	(54)	—	(140)	(57)	(2)	(5)	148	(131)	(84)	1	(83)
All Other	—	—	—	—	—	(362)	—	—	—	—	(265)	(627)	—	(627)

Total Segment Earnings (Loss), net of taxes	1,884	(8,011)	862	(1,058)	(1,374)	1,864	(433)	96	(582)	148	357	(6,247)	1	(6,246)
Reconciliation to consolidated statements of operations:
Credit guarantee-related adjustments(2)	6	1	(175)	—	—	1,503	—	—	(46)	—	—	1,289	—	1,289
Reclassifications(3)	2,572	37	113	(129)	(2,401)	(287)	—	—	—	—	95	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	—	(451)	(451)	—	(451)

Total reconciling items	2,578	38	(62)	(129)	(2,401)	1,216	—	—	(46)	—	(356)	838	—	838

Total per consolidated statements of operations	$4,462	$(7,973)	$800	$(1,187)	$(3,775)	$3,080	$(433)	$96	$(628)	$148	$1	$(5,409)	$1	$(5,408)

	Nine Months Ended September 30, 2009
			Non-Interest Income				Non-Interest Expense			Income Tax Provision			Less:
								REO			Income		Net (Income)
		Provision	Management		Derivative	Other		Operations	Other	LIHTC	Tax		Loss —	Net Income
	Net Interest	for Credit	and Guarantee	Security	Gains	Non-Interest	Administrative	Income	Non-Interest	Partnerships	(Expense)	Net	Noncontrolling	(Loss) —
	Income	Losses	Income(1)	Impairments	(Losses)	Income (Loss)	Expenses	(Expense)	Expense	Tax Credit	Benefit	Income (Loss)	Interests	Freddie Mac
	(in millions)

Investments	$6,102	$—	$—	$(9,376)	$3,312	$4,360	$(371)	$—	$(26)	$—	$583	$4,584	$—	$4,584
Single-family Guarantee	214	(22,511)	2,601	—	—	493	(658)	(209)	(3,827)	—	2,618	(21,279)	—	(21,279)
Multifamily	617	(146)	66	(54)	(31)	(355)	(159)	(10)	(17)	447	(447)	(89)	2	(87)
All Other	—	—	—	—	—	(362)	—	—	—	—	(726)	(1,088)	—	(1,088)

Total Segment Earnings (Loss), net of taxes	6,933	(22,657)	2,667	(9,430)	3,281	4,136	(1,188)	(219)	(3,870)	447	2,028	(17,872)	2	(17,870)
Reconciliation to consolidated statements of operations:
Credit guarantee-related adjustments(2)	17	6	(705)	—	—	5,118	—	—	(144)	—	—	4,292	—	4,292
Reclassifications(3)	5,626	98	328	(1,100)	(4,514)	(736)	—	—	—	—	298	—	—	—
Tax-related adjustments	—	—	—	—	—	—	—	—	—	—	(1,503)	(1,503)	—	(1,503)

Total reconciling items	5,643	104	(377)	(1,100)	(4,514)	4,382	—	—	(144)	—	(1,205)	2,789	—	2,789

Total per consolidated statements of operations	$12,576	$(22,553)	$2,290	$(10,530)	$(1,233)	$8,518	$(1,188)	$(219)	$(4,014)	$447	$823	$(15,083)	$2	$(15,081)

(1)	Management and guarantee income total per consolidated statements of operations is included in other income on our GAAP consolidated statements of operations.
(2)	Consists primarily of amortization and valuation adjustments pertaining to the guarantee asset and guarantee obligation which are excluded from Segment Earnings and cash compensation exchanged at the time of securitization, excluding buy-up and buy-down fees, which is amortized into earnings. These reconciling items exist in periods prior to 2010 as the amendment to the accounting standards for transfers of financial assets and consolidation of VIEs was applied prospectively on January 1, 2010.
(3)	See “Segment Earnings — Investment Activity-Related Reclassifications” and “— Credit Guarantee Activity-Related Reclassifications” for information regarding these reclassifications.

158	Freddie Mac

NOTE 17: REGULATORY CAPITAL

On October 9, 2008, FHFA announced that it was suspending capital classification of us during conservatorship in light of the Purchase Agreement. FHFA continues to monitor our capital levels, but the existing statutory and FHFA-directed regulatory capital requirements are not binding during conservatorship. We continue to provide our regular submissions to FHFA on both minimum and risk-based capital.

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

Table 17.1 — Net Worth and Minimum Capital

	September 30, 2010	December 31, 2009
	(in millions)

GAAP net worth(1)	$(58)	$4,372
Core capital(2)(3)	$(50,858)	$(23,774)
Less: Minimum capital requirement(2)	26,383	28,352

Minimum capital surplus (deficit)(2)	$(77,241)	$(52,126)

(1)	Net worth (deficit) represents the difference between our assets and liabilities under GAAP, which is equal to our total equity (deficit).
(2)	Core capital and minimum capital figures for September 30, 2010 are estimates. FHFA is the authoritative source for our regulatory capital.
(3)	Core capital excludes certain components of GAAP total equity (deficit) (i.e., AOCI, liquidation preference of the senior preferred stock and noncontrolling interests) as these items do not meet the statutory definition of core capital.

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

At September 30, 2010, our liabilities exceeded our assets under GAAP by $58 million. As such, we must obtain funding from Treasury pursuant to its commitment under the Purchase Agreement in order to avoid being placed into receivership by FHFA. FHFA, as Conservator, will submit a draw request to Treasury under the Purchase Agreement in the amount of $100 million, which we expect to receive by December 31, 2010. Upon funding of the draw request that FHFA will submit to eliminate our net worth deficit at September 30, 2010, our aggregate funding received from Treasury under the Purchase Agreement will increase to $63.2 billion. This aggregate funding amount does not include the initial $1.0 billion liquidation preference of senior preferred stock that we issued to Treasury in September 2008 as an initial commitment fee and for which no cash was received. As a result of the additional $100 million draw request, the aggregate liquidation preference of the senior preferred stock will increase from $64.1 billion as of September 30, 2010 to $64.2 billion. We paid a quarterly dividend of $1.3 billion, $1.3 billion, and $1.6 billion on the senior preferred stock in cash on March 31, 2010, June 30, 2010 and September 30, 2010, respectively, at the direction of the Conservator.

159	Freddie Mac

NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS

Mortgages and Mortgage-Related Securities

Our business activity is to participate in and support the residential mortgage market in the United States, which we pursue by both issuing guaranteed mortgage securities and investing in mortgage loans and mortgage-related securities.

Table 18.1 summarizes the geographical concentration of the approximately $1.8 trillion and $1.9 trillion UPB of our single-family credit guarantee portfolio as of September 30, 2010 and December 31, 2009, respectively. See “NOTE 7: INVESTMENTS IN SECURITIES” for additional information about credit concentrations in our investments in mortgage-related securities.

Table 18.1 — Concentration of Credit Risk — Single-Family Credit Guarantee Portfolio

	September 30, 2010		December 31, 2009		Percent of Credit Losses(1)
		Serious		Serious	Nine Months Ended
	Percent of	Delinquency	Percent of	Delinquency	September 30,	September 30,
	Loans(2)	Rate(3)	Loans(2)	Rate(3)	2010	2009

Year of Origination

2010	11%	—%	—%	—%	—%	—%
2009	23	0.2	23	0.1	—	—
2008	10	4.3	12	3.4	6	4
2007	12	11.0	14	10.5	34	35
2006	9	9.8	11	9.4	31	36
2005	11	5.7	12	5.2	20	15
2004 and prior	24	2.3	28	2.2	9	10

Total	100%	3.8%	100%	4.0%	100%	100%

By Region(4)

West	27%	4.8%	27%	5.3%	47%	52%
Northeast	25	3.1	25	3.0	9	8
North Central	18	3.0	18	3.2	16	16
Southeast	18	5.4	18	5.6	25	20
Southwest	12	2.0	12	2.2	3	4

Total	100%	3.8%	100%	4.0%	100%	100%

State

California	15%	5.0%	15%	5.8%	26%	32%
Florida	6	10.2	6	10.3	19	14
Arizona	3	6.1	3	7.3	11	12
Illinois	5	4.5	5	4.4	6	3
Michigan	3	3.1	3	3.7	5	7
Nevada	1	11.9	1	11.4	5	6
Georgia	3	4.1	3	4.4	3	3
All other	64	N/A	64	N/A	25	23

Total	100%	3.8%	100%	4.0%	100%	100%

(1)	Credit losses consist of the aggregate amount of charge-offs, net of recoveries, and REO operations expense in each of the respective periods and exclude forgone interest on non-performing loans and other market-based losses recognized on our consolidated statements of operations.
(2)	Based on the UPB of our single-family credit guarantee portfolio, which includes unsecuritized single-family mortgage loans held or guaranteed by us on our consolidated balance sheets and those underlying our PCs and Structured Securities.
(3)	Serious delinquencies on mortgage loans underlying certain Structured Securities and long-term standby commitments may be reported on a different schedule due to variances in industry practice.
(4)	Region designation: West (AK, AZ, CA, GU, HI, ID, MT, NV, OR, UT, WA); Northeast (CT, DE, DC, MA, ME, MD, NH, NJ, NY, PA, RI, VT, VA, WV); North Central (IL, IN, IA, MI, MN, ND, OH, SD, WI); Southeast (AL, FL, GA, KY, MS, NC, PR, SC, TN, VI); Southwest (AR, CO, KS, LA, MO, NE, NM, OK, TX, WY).

We primarily invest in and securitize single-family mortgage loans. However, we also invest in and guarantee multifamily mortgage loans, which totaled $97.1 billion and $98.2 billion in UPB as of September 30, 2010 and December 31, 2009, respectively. The two largest regions of concentration for multifamily loans were the Northeast and West regions of the U.S., which represented 29% and 26%, respectively, of our multifamily loans at both September 30, 2010 and December 31, 2009.

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

160	Freddie Mac

Table 18.2 — Concentration of Credit Risk — Multifamily Mortgage Portfolio(1)

	September 30, 2010		December 31, 2009
	Percent of	Delinquency	Percent of	Delinquency
	Portfolio	Rate(2)	Portfolio	Rate(2)

By State
California	18%	0.02%	18%	—%
Texas	12	0.65	12	0.26
New York	9	—	9	—
Florida	6	1.15	5	0.35
Virginia	5	—	5	—
Georgia	5	1.84	5	0.67
All other states	45	0.26	46	0.23

Total	100%	0.36%	100%	0.19%

By Category(3)
Original LTV > 80%	7%	2.80%	7%	1.63%
Original DSCR below 1.10	3%	3.08%	4%	1.68%
Non-credit enhanced loans	88%	0.18%	89%	0.07%

(1)	Based on the UPB.
(2)	Based on the UPB of multifamily mortgages two monthly payments or more delinquent or in foreclosure.
(3)	These categories are not mutually exclusive and a loan in one category may also be included within another.

One indicator of risk for mortgage loans in our multifamily mortgage portfolio is the amount of a borrower’s equity in the underlying property. A borrower’s equity in a property decreases as the LTV ratio increases. Higher LTV ratios negatively affect a borrower’s ability to refinance or sell a property for an amount at or above the balance of the outstanding mortgage. The DSCR is another indicator of future credit performance. The DSCR estimates a multifamily borrower’s ability to service its mortgage obligation using the secured property’s cash flow, after deducting non-mortgage expenses from income. The higher the DSCR, the more likely a multifamily borrower is to continue servicing its mortgage obligation. Credit enhancement reduces our exposure to a potential credit loss. As of September 30, 2010, over one-half of the multifamily loans, measured both in terms of number of loans and on a UPB basis, that were two monthly payments or more past due had credit enhancements that we currently believe will mitigate our expected losses on those loans.

We estimate that the percentage of multifamily loans on our consolidated balance sheets with a current LTV ratio of greater than 100% was approximately 7% and 6% as of September 30, 2010 and December 31, 2009, respectively, and our estimate of the current average DSCR for these loans was 1.00 and 0.97, respectively, based on the latest available income information for these properties and our assessments of market conditions. We estimate that the percentage of loans in our multifamily mortgage portfolio with a current DSCR less than 1.0 was 9% and 8% as of September 30, 2010 and December 31, 2009, based on the latest available information for these properties, and the average original LTV ratio of these loans was 80% and 83%, respectively. Our multifamily mortgage portfolio includes certain loans for which we have credit enhancement. Our estimates of the current LTV ratios for multifamily loans are based on values we receive from a third-party service provider as well as our internal estimates of property value, for which we may use changes in tax assessments, market vacancy rates, rent growth and comparable property sales in local areas as well as third-party appraisals for a portion of the portfolio. We periodically perform our own valuations or obtain third-party appraisals in cases where a significant deterioration in a borrower’s financial condition has occurred, the borrower has applied for refinancing consideration, or in certain other circumstances where we deem it appropriate to reassess the property value. Our internal estimates of property valuation are derived using techniques that include income capitalization, discounted cash flows, sales comparables, or replacement costs.

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

161	Freddie Mac

alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. However, there is no universally accepted definition of subprime or Alt-A. In determining our exposure on loans underlying our single-family credit guarantee portfolio, we have classified mortgage loans as Alt-A if the lender that delivers them to us has classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance mortgage either as part of our relief refinance mortgage initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in Table 18.3 because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

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

Table 18.3 — Credit Performance of Certain Higher Risk Categories in the Single-Family Credit Guarantee Portfolio

	Percentage of Portfolio(1)		Serious Delinquency Rate
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Interest-only loans	6%	7%	17.9%	17.6%
Option ARM loans	1%	1%	20.5%	17.9%
Alt-A loans(2)	7%	8%	12.0%	12.3%
Original LTV greater than 90%(3) loans	8%	8%	7.9%	9.1%
Lower FICO scores (less than 620)	3%	4%	13.8%	14.9%

(1)	Based on UPB.
(2)	Alt-A loans may not include those loans that were previously classified as Alt-A and that have been refinanced either as a relief refinance mortgage or in another refinance mortgage program.
(3)	Based on our first lien exposure on the property. Includes the credit-enhanced portion of the loan and excludes any secondary financing by third parties.

During 2009 and continuing in the three and nine months ended September 30, 2010, a significant percentage of our charge-offs and REO acquisition activity was associated with these loan groups.

The percentage of our single-family credit guarantee portfolio, based on UPB, with estimated current LTV ratios greater than 100% was 16% and 18% as of September 30, 2010 and December 31, 2009, respectively. As estimated current LTV ratios increase, the borrower’s equity in the home decreases, which negatively affects the borrower’s ability to refinance or to sell the property for an amount at or above the balance of the outstanding mortgage loan. If a borrower has an estimated current LTV ratio greater than 100%, the borrower has negative equity, or is “underwater” and may be more likely to default. The serious delinquency rate for single-family loans with estimated current LTV ratios greater than 100% was 15.4% and 14.8% as of September 30, 2010 and December 31, 2009, respectively.

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

Seller/Servicers

We acquire a significant portion of our single-family mortgage purchase volume from several large seller/servicers with whom we have entered into mortgage purchase volume commitments that provide for a specified dollar amount or minimum percentage of their total sales of conforming loans. Our top 10 single-family seller/servicers provided approximately 79% of our single-family purchase volume during the nine months ended September 30, 2010. Wells Fargo Bank N.A., Bank of America N.A., and Chase Home Financial LLC, together represented approximately 51% of

162	Freddie Mac

our single-family mortgage purchase volume. These were the only single-family seller/servicers that comprised 10% or more of our purchase volume during the nine months ended September 30, 2010. We are exposed to the risk that we could lose purchase volume to the extent these arrangements are terminated without replacement from other lenders.

We are exposed to institutional credit risk arising from potential insolvency or non-performance by our seller/servicers of their obligations to repurchase mortgages or (at our option) indemnify us in the event of: (a) breaches of the representations and warranties they made when they sold the mortgages to us; or (b) failure to comply with our servicing requirements. As of September 30, 2010 and December 31, 2009, the UPB of loans subject to our repurchase requests issued to our single-family seller/servicers was approximately $5.6 billion and $4.2 billion, and approximately 32% and 20% of these requests, respectively, were outstanding for more than four months since issuance of our repurchase demand. Our contracts require that a seller/servicer repurchase a mortgage within 30 days after we issue a repurchase request, unless the seller/servicer avails itself of an appeals process provided for in our contracts, in which case the deadline for repurchase is extended until we decide the appeal. During the three and nine months ended September 30, 2010, we recovered amounts that satisfied $1.7 billion and $4.4 billion, respectively, of UPB on loans associated with our repurchase requests.

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

GMAC Mortgage, LLC and Residential Funding Company, LLC (collectively GMAC), indirect subsidiaries of GMAC Inc., are seller/servicers that together serviced approximately 3% of the single-family loans in our single-family credit guarantee portfolio as of September 30, 2010. In March 2010, we entered into an agreement with GMAC, under which they made a one-time payment to us for the partial release of repurchase obligations relating to loans sold to us prior to January 1, 2009. The partial release does not affect any of GMAC’s potential repurchase obligations for loans sold to us by GMAC after January 1, 2009, nor does it affect the ability to recover amounts associated with failure to comply with our servicing requirements.

Our seller/servicers have an active role in our loss mitigation efforts, including under the MHA Program, and therefore we also have exposure to them to the extent a decline in their performance results in a failure to realize the anticipated benefits of our loss mitigation plans. A significant portion of our single-family mortgage loans are serviced by several large seller/servicers. Wells Fargo Bank N.A., Bank of America N.A., and JPMorgan Chase Bank, N.A., together serviced approximately 53% of our single-family mortgage loans and were the only single-family seller/servicers that serviced 10% or more of our single-family mortgage loans as of September 30, 2010.

Some of our seller/servicers, including Bank of America, N.A., JPMorgan Chase Bank, N.A., and GMAC Mortgage, LLC, announced that they are evaluating potential deficiencies in foreclosure documentation. Several of our larger seller/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business while they conduct their evaluations. We are also evaluating the impact of these foreclosure practices on our REO properties and have suspended certain REO sales and eviction proceedings for REO properties pending the

163	Freddie Mac

completion of our evaluation. We expect that remedying these deficiencies in foreclosure documentation and related developments will likely place further strain on the resources of our seller/servicers, including seller/servicers where such issues have not been identified. This could negatively affect their ability to service our single-family mortgage loans or the quality of service they provide to us.

The potential exposures to our counterparties are higher than our estimates for probable loss which are based on estimated loan losses that have been incurred through September 30, 2010. Our estimate of probable incurred losses for exposure to seller/servicers for their repurchase obligations to us is a component of our allowance for loan losses as of September 30, 2010 and December 31, 2009. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses.” We believe we have adequately provided for these exposures, based upon our estimates of incurred losses, in our loan loss reserves at September 30, 2010 and December 31, 2009; however, our actual losses may exceed our estimates.

As of September 30, 2010 our top four multifamily servicers, Berkadia Commercial Mortgage LLC, Wells Fargo Bank, N.A., CBRE Capital Markets, Inc., and Deutsche Bank Berkshire Mortgage, each serviced more than 10% of our multifamily mortgage portfolio and together serviced approximately 52% of our multifamily mortgage portfolio.

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

Mortgage Insurers

We have institutional credit risk relating to the potential insolvency or non-performance of mortgage insurers that insure mortgages we purchase or guarantee. For our exposure to mortgage insurers, we evaluate the recovery from insurance policies for mortgage loans that we hold for investment as well as loans underlying our PCs and Structured Securities as part of the estimate of our loan loss reserves. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Allowance for Loan Losses and Reserve for Guarantee Losses” in our 2009 Annual Report for additional information. At September 30, 2010, these insurers provided coverage, with maximum loss limits of $58.3 billion, for $284.8 billion of UPB in connection with our single-family credit guarantee portfolio, excluding mortgage loans backing Structured Transactions. Our top six mortgage insurer counterparties, Mortgage Guaranty Insurance Corporation, or MGIC, Radian Guaranty Inc., Genworth Mortgage Insurance Corporation, United Guaranty Residential Insurance Co., PMI Mortgage Insurance Co. and Republic Mortgage Insurance Co., each accounted for more than 10% and collectively represented approximately 94% of our overall mortgage insurance coverage at September 30, 2010. All our mortgage insurance counterparties are rated BBB or below as of October 22, 2010, based on the lower of the S&P or Moody’s rating scales and stated in terms of the S&P equivalent.

During the nine months ended September 30, 2010, increases in default volumes and in the time period between claim filing and receipt of payment resulted in an increase of our receivables for mortgage and pool insurance claims. The rate of rescissions of claims under mortgage insurance coverage declined substantially in the third quarter of 2010. When an insurer rescinds coverage, the seller/servicer generally is in breach of representations and warranties made to us when we purchased the affected mortgage. Consequently, we may require the seller/servicer to repurchase the mortgage or to indemnify us for additional loss.

In the nine months ended September 30, 2010, we reached aggregate loss limits on the amount we can recover under certain pool insurance policies. As a result, losses we recognized in the nine months ended September 30, 2010 increased on certain loans previously identified as credit enhanced. We may reach aggregate loss limits on other pool insurance policies in the near term, which would further increase our credit losses.

We received proceeds of $1.2 billion and $658 million during the nine months ended September 30, 2010 and 2009, respectively, from our primary and pool mortgage insurance policies for recovery of losses on our single-family loans. We had outstanding receivables from mortgage insurers of $2.4 billion and $1.7 billion as of September 30, 2010 and December 31, 2009, respectively. The balance of our outstanding accounts receivable from mortgage insurers, net of associated reserves, was approximately $1.6 billion and $1.0 billion as of September 30, 2010 and December 31, 2009, respectively. Based upon currently available information, we believe that all of our mortgage insurance counterparties will continue to pay all claims as due in the normal course for the near term, except for claims obligations of Triad Guaranty Insurance Corporation (or Triad) that were partially deferred beginning June 1, 2009, under order of Triad’s state regulator. In the nine months ended September 30, 2010, we approved Essent Guaranty, Inc., which acquired certain assets and infrastructure of Triad in December 2009, as a new mortgage insurer.

164	Freddie Mac

Bond Insurers

Bond insurance, including primary and secondary policies, is a credit enhancement covering certain of our investments in non-agency securities. Primary policies are owned by the securitization trust issuing securities we purchase, while secondary policies are acquired directly by us. At September 30, 2010, we had insurance coverage, including secondary policies, on non-agency mortgage-related securities, totaling $10.9 billion. At September 30, 2010, the top five of our bond insurers, Ambac Assurance Corporation, or Ambac, Financial Guaranty Insurance Company, or FGIC, MBIA Insurance Corp., Assured Guaranty Municipal Corp., and National Public Finance Guarantee Corp., each accounted for more than 10% of our overall bond insurance coverage and collectively represented approximately 99% of our total coverage.

On November 24, 2009, the New York State Insurance Department ordered FGIC to restructure in order to improve its financial condition and to suspend paying any and all claims effective immediately. On March 25, 2010, FGIC made an exchange offer to the holders of various residential mortgage-backed securities insured by FGIC. The offer expired on October 22, 2010. Upon expiration, the offer was terminated due to insufficient participation by security holders. We continue to monitor FGIC’s efforts to restructure and assess the impact on our investments.

In March 2010, Ambac established a segregated account for certain Ambac-insured securities, including those held by Freddie Mac, and consented to the rehabilitation of the segregated account requested by the Wisconsin Office of the Commissioner of Insurance. On March 24, 2010, a Wisconsin state circuit court issued an order for rehabilitation and an order for temporary injunctive relief regarding the segregated account. Among other things, no claims arising under the segregated account will be paid, and policyholders are enjoined from taking certain actions until the plan of rehabilitation is approved by the Wisconsin Circuit Court. The plan of rehabilitation was filed with the Wisconsin Circuit Court by the Office of the Commissioner of Insurance of Wisconsin on October 8, 2010, but has not yet been approved.

We believe that, in addition to FGIC and Ambac, some of our other bond insurers lack sufficient ability to fully meet all of their expected lifetime claims-paying obligations to us as such claims emerge.

We evaluate the recovery from primary monoline bond insurance policies as part of our impairment analysis for our investments in securities. If a monoline bond insurer fails to meet its obligations on our investments in securities, then the fair values of our securities would further decline, which could have a material adverse effect on our results and financial condition. We recognized other-than-temporary impairment losses during 2009 and the nine months ended September 30, 2010 related to investments in mortgage-related securities covered by bond insurance as a result of our uncertainty over whether or not certain insurers will meet our future claims in the event of a loss on the securities. See “NOTE 7: INVESTMENTS IN SECURITIES” for further information on our evaluation of impairment on securities covered by bond insurance.

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

As of September 30, 2010 and December 31, 2009, there were $79.1 billion and $94.7 billion, respectively, of cash and other non-mortgage assets invested with institutional counterparties or the Federal Reserve Bank. As of September 30, 2010, these primarily included: (a) $30.0 billion of cash equivalents invested in 45 counterparties that had short-term credit ratings of A-1 or above on the S&P or equivalent scale; (b) $10.7 billion of federal funds sold with 10 counterparties that had short-term S&P ratings of A-1 or above; (c) $34.2 billion of securities purchased under agreements to resell with 10 counterparties that had short-term S&P ratings of A-1 or above; and (d) $3.8 billion of cash deposited with the Federal Reserve Bank. The December 31, 2009 counterparty credit exposure includes amounts on our consolidated balance sheet as well as those off-balance sheet that we entered into on behalf of our securitization trusts that were not consolidated.

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

165	Freddie Mac

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

Our uncollateralized exposure to counterparties for OTC interest-rate swaps, option-based derivatives and foreign-currency swaps, after applying netting agreements and collateral, was $7 million and $128 million at September 30, 2010 and December 31, 2009, respectively. In the event that all of our counterparties for these derivatives were to have defaulted simultaneously on September 30, 2010, our maximum loss for accounting purposes would have been approximately $7 million. Three counterparties each accounted for greater than 10% and collectively accounted for 100% of our net uncollateralized exposure to derivative counterparties, excluding commitments, at September 30, 2010. These counterparties were HSBC Bank USA, Bank of Montreal, and Commerzbank Aktiengesellschaft, all of which were rated A or higher as of October 22, 2010.

The total exposure on our OTC forward purchase and sale commitments of $58 million and $81 million at September 30, 2010 and December 31, 2009, respectively, which are treated as derivatives, was uncollateralized. Because the typical maturity of our forward purchase and sale commitments is less than 60 days and they are generally settled through a clearinghouse, we do not require master netting and collateral agreements for the counterparties of these commitments. However, we monitor the credit fundamentals of the counterparties to our forward purchase and sale commitments on an ongoing basis to ensure that they continue to meet our internal risk-management standards.

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

	Fair Value at September 30, 2010
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$85,090	$2,076	$—	$87,166
Subprime	—	—	34,074	—	34,074
CMBS	—	—	59,302	—	59,302
Option ARM	—	—	6,925	—	6,925
Alt-A and other	—	14	13,309	—	13,323
Fannie Mae	—	26,025	213	—	26,238
Obligations of states and political subdivisions	—	—	10,351	—	10,351
Manufactured housing	—	—	903	—	903
Ginnie Mae	—	309	3	—	312

Total mortgage-related securities	—	111,438	127,156	—	238,594
Non-mortgage-related securities:
Asset-backed securities	—	991	—	—	991

Total available-for-sale securities, at fair value	—	112,429	127,156	—	239,585
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	10,090	2,845	—	12,935
Fannie Mae	—	19,294	740	—	20,034
Ginnie Mae	—	151	28	—	179
Other	—	—	57	—	57

Total mortgage-related securities	—	29,535	3,670	—	33,205
Non-mortgage-related securities:
Asset-backed securities	—	13	—	—	13
Treasury bills	25,629	—	—	—	25,629
Treasury notes	3,919	—	—	—	3,919
FDIC-guaranteed corporate medium-term notes	—	442	—	—	442

Total non-mortgage-related securities	29,548	455	—	—	30,003

Total trading securities, at fair value	29,548	29,990	3,670	—	63,208

Total investments in securities	29,548	142,419	130,826	—	302,793
Mortgage loans:
Held-for-sale, at fair value	—	—	2,864	—	2,864
Derivative assets, net:
Interest-rate swaps	—	16,779	176	—	16,955
Option-based derivatives	2	16,035	—	—	16,037
Other	31	225	55	—	311

Subtotal, before netting adjustments	33	33,039	231	—	33,303
Netting adjustments(1)	—	—	—	(33,203)	(33,203)

Total derivative assets, net	33	33,039	231	(33,203)	100
Other assets:
Guarantee asset, at fair value	—	—	506	—	506

Total assets carried at fair value on a recurring basis	$29,581	$175,458	$134,427	$(33,203)	$306,263

Liabilities:
Debt securities recorded at fair value	$—	$4,998	$—	$—	$4,998
Derivative liabilities, net:
Interest-rate swaps	—	41,774	38	—	41,812
Option-based derivatives	96	1,392	1	—	1,489
Other	250	50	56	—	356

Subtotal, before netting adjustments	346	43,216	95	—	43,657
Netting adjustments(1)	—	—	—	(42,586)	(42,586)

Total derivative liabilities, net	346	43,216	95	(42,586)	1,071

Total liabilities carried at fair value on a recurring basis	$346	$48,214	$95	$(42,586)	$6,069

167	Freddie Mac

	Fair Value at December 31, 2009
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Netting
	(Level 1)	(Level 2)	(Level 3)	Adjustment(1)	Total
	(in millions)

Assets:
Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$—	$202,660	$20,807	$—	$223,467
Subprime	—	—	35,721	—	35,721
CMBS	—	—	54,019	—	54,019
Option ARM	—	—	7,236	—	7,236
Alt-A and other	—	16	13,391	—	13,407
Fannie Mae	—	35,208	338	—	35,546
Obligations of states and political subdivisions	—	—	11,477	—	11,477
Manufactured housing	—	—	911	—	911
Ginnie Mae	—	343	4	—	347

Total mortgage-related securities	—	238,227	143,904	—	382,131
Non-mortgage-related securities:
Asset-backed securities	—	2,553	—	—	2,553

Total available-for-sale securities, at fair value	—	240,780	143,904	—	384,684
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	—	168,150	2,805	—	170,955
Fannie Mae	—	33,021	1,343	—	34,364
Ginnie Mae	—	158	27	—	185
Other	—	—	28	—	28

Total mortgage-related securities	—	201,329	4,203	—	205,532
Non-mortgage-related securities:
Asset-backed securities	—	1,492	—	—	1,492
Treasury bills	14,787	—	—	—	14,787
FDIC-guaranteed corporate medium-term notes	—	439	—	—	439

Total non-mortgage-related securities	14,787	1,931	—	—	16,718

Total trading securities, at fair value	14,787	203,260	4,203	—	222,250

Total investments in securities	14,787	444,040	148,107	—	606,934
Mortgage loans:
Held-for-sale, at fair value	—	—	2,799	—	2,799
Derivative assets, net	5	19,409	124	(19,323)	215
Other assets:
Guarantee asset, at fair value	—	—	10,444	—	10,444

Total assets carried at fair value on a recurring basis	$14,792	$463,449	$161,474	$(19,323)	$620,392

Liabilities:
Debt securities recorded at fair value	$—	$8,918	$—	$—	$8,918
Derivative liabilities, net	89	21,162	554	(21,216)	589

Total liabilities carried at fair value on a recurring basis	$89	$30,080	$554	$(21,216)	$9,507

(1)	Represents counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable. The net cash collateral posted and net trade/settle receivable were $10.5 billion and $4 million, respectively, at September 30, 2010. The net cash collateral posted and net trade/settle receivable were $2.5 billion and $1 million, respectively, at December 31, 2009. The net interest receivable (payable) of derivative assets and derivative liabilities was approximately $(1.1) billion and $(0.6) billion at September 30, 2010 and December 31, 2009, respectively, which was mainly related to interest-rate swaps that we have entered into.

Recurring Fair Value Changes

For the three and nine months ended September 30, 2010, we did not have any significant transfers between Level 1 and Level 2 assets or liabilities.

Our Level 3 items mainly consist of CMBS and non-agency residential mortgage-related securities. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy” for additional information about the valuation methods and assumptions used in our fair value measurements.

During the third quarter of 2010, the fair value of our Level 3 assets increased by $1.5 billion, mainly attributable to: (a) a decline in market interest rates; and (b) fair value gains related to the movement of securities with unrealized losses towards maturity.

For the nine months ended September 30, 2010, the fair value of our Level 3 assets decreased by $27.0 billion primarily due to the adoption of the amendments to the accounting standards for transfers of financial assets and consolidation of VIEs. These accounting changes resulted in the elimination of $28.8 billion in our Level 3 assets on January 1, 2010, including the elimination of certain mortgage-related securities issued by our consolidated trusts that

168	Freddie Mac

are held by us and the guarantee asset for guarantees issued to our consolidated trusts. In addition, we transferred $0.3 billion of Level 3 assets to Level 2 during the nine months ended September 30, 2010, resulting from improved liquidity and availability of price quotes received from dealers and third-party pricing services.

During the three and nine months ended September 30, 2009, our Level 3 assets increased by $5.8 billion and $46.6 billion, respectively. The increase in our Level 3 assets in the third quarter of 2009 was mainly due to changes to the fair value of our non-agency mortgage-related securities and increases in the fair value of guarantee assets. In addition, for the nine months ended September 30, 2009, liquidity decreased significantly in the CMBS market, resulting in lower transaction volumes, wider credit spreads and less transparency. We transferred our holdings of these securities into the Level 3 category as inputs that were significant to their valuation became limited or unavailable. We concluded that the prices on these securities received from pricing services and dealers were reflective of significant unobservable inputs.

Table 19.2 provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3).

Table 19.2 — Fair Value Measurements of Assets and Liabilities Using Significant Unobservable Inputs

	Three Months Ended September 30, 2010
		Realized and unrealized gains (losses)
			Included in		Purchases,
			other		issuances,	Net transfers		Unrealized
	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	June 30, 2010	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	September 30, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$2,099	$—	$55	$55	$32	$(110)	$2,076	$—
Subprime	34,554	(213)	1,316	1,103	(1,583)	—	34,074	(213)
CMBS	58,129	(6)	2,040	2,034	(861)	—	59,302	(6)
Option ARM	6,897	(577)	951	374	(346)	—	6,925	(577)
Alt-A and other	12,958	(296)	1,218	922	(571)	—	13,309	(296)
Fannie Mae	289	—	1	1	(77)	—	213	—
Obligations of states and political subdivisions	10,743	1	162	163	(555)	—	10,351	—
Manufactured housing	892	(8)	49	41	(30)	—	903	(8)
Ginnie Mae	3	—	—	—	—	—	3	—

Total available-for-sale mortgage-related securities	126,564	(1,099)	5,792	4,693	(3,991)	(110)	127,156	(1,100)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	3,041	(319)	—	(319)	177	(54)	2,845	(327)
Fannie Mae	918	(166)	—	(166)	(12)		740	(166)
Ginnie Mae	28	1	—	1	(1)	—	28	1
Other	23	—	—	—	34	—	57	—

Total trading mortgage-related securities	4,010	(484)	—	(484)	198	(54)	3,670	(492)
Mortgage loans:
Held-for-sale, at fair value	1,656	157	—	157	1,051	—	2,864	82
Net derivatives(8)	199	66	—	66	(129)	—	136	34
Other assets:
Guarantee asset(9)	485	(1)	—	(1)	22	—	506	(1)

	Nine Months Ended September 30, 2010
		Cumulative		Realized and unrealized gains (losses)
		effect			Included in		Purchases,
		of change			other		issuances,	Net transfers		Unrealized
	Balance,	in accounting	Balance,	Included in	comprehensive		sales and	in and/or out	Balance,	gains (losses)
	December 31, 2009	principle(10)	January 1, 2010	earnings(1)(2)(3)(4)	income(1)(2)	Total	settlements, net(5)	of Level 3(6)	September 30, 2010	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$20,807	$(18,775)	$2,032	$—	$72	72	$(28)	$—	$2,076	$—
Subprime	35,721	—	35,721	(562)	4,581	4,019	(5,666)	—	34,074	(562)
CMBS	54,019	—	54,019	(78)	7,701	7,623	(2,340)	—	59,302	(78)
Option ARM	7,236	—	7,236	(734)	1,648	914	(1,225)	—	6,925	(727)
Alt-A and other	13,391	—	13,391	(648)	2,381	1,733	(1,815)	—	13,309	(648)
Fannie Mae	338	—	338	—	(1)	(1)	(124)	—	213	—
Obligations of states and political subdivisions	11,477	—	11,477	3	374	377	(1,503)	—	10,351	—
Manufactured housing	911	—	911	(23)	104	81	(89)	—	903	(23)
Ginnie Mae	4	—	4	—	—	—	(1)	—	3	—

Total available-for-sale mortgage-related securities	143,904	(18,775)	125,129	(2,042)	16,860	14,818	(12,791)	—	127,156	(2,038)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,805	(5)	2,800	(947)	—	(947)	1,275	(283)	2,845	(970)
Fannie Mae	1,343	—	1,343	(564)	—	(564)	(37)	(2)	740	(564)
Ginnie Mae	27	—	27	2	—	2	(1)	—	28	2
Other	28	(1)	27	(2)	—	(2)	32	—	57	(2)

Total trading mortgage-related securities	4,203	(6)	4,197	(1,511)	—	(1,511)	1,269	(285)	3,670	(1,534)
Mortgage loans:
Held-for-sale, at fair value	2,799	—	2,799	379	—	379	(314)	—	2,864	80
Net derivatives(8)	(430)	—	(430)	624	—	624	(58)	—	136	209
Other assets:
Guarantee asset(9)	10,444	(10,024)	420	(8)	—	(8)	94	—	506	(8)

169	Freddie Mac

	Three Months Ended September 30, 2009
		Realized and unrealized gains (losses)			Purchases,
			Included in		issuances,
			other		sales and	Net transfers		Unrealized
	Balance,	Included in	comprehensive		settlements,	in and/or out	Balance,	gains (losses)
	June 30, 2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	net(5)	of Level 3(6)	September 30, 2009	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$22,080	$—	$1,358	$1,358	$(879)	$(36)	$22,523	$—
Subprime	39,935	(623)	(586)	(1,209)	(3,175)	—	35,551	(623)
CMBS	49,208	(54)	5,072	5,018	(509)	—	53,717	(54)
Option ARM	6,536	(224)	1,518	1,294	(594)	—	7,236	(224)
Alt-A and other	12,329	(283)	2,193	1,910	(931)	—	13,308	(283)
Fannie Mae	369	—	2	2	(16)	—	355	—
Obligations of states and political subdivisions	11,617	—	615	615	(275)	—	11,957	—
Manufactured housing	809	(3)	126	123	(31)	—	901	(3)
Ginnie Mae	25	—	—	—	(2)	—	23	—

Total mortgage-related securities	142,908	(1,187)	10,298	9,111	(6,412)	(36)	145,571	(1,187)
Non-mortgage-related securities:
Asset-backed securities	—	5	2	7	—	55	62	8

Total available-for-sale securities, at fair value	142,908	(1,182)	10,300	9,118	(6,412)	19	145,633	(1,179)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	2,172	137	—	137	56	(143)	2,222	137
Fannie Mae	1,116	132	—	132	(47)	94	1,295	132
Ginnie Mae	26	1	—	1	1	—	28	1
Other	30	(1)	—	(1)	(1)	—	28	(1)

Total mortgage-related securities	3,344	269	—	269	9	(49)	3,573	269
Non-mortgage-related securities:
FDIC-guaranteed corporate medium-term notes	—	—	—	—	250	—	250	—

Total trading securities, at fair value	3,344	269	—	269	259	(49)	3,823	269
Mortgage loans:
Held-for-sale, at fair value	223	(1)	—	(1)	1,350	—	1,572	2
Net derivatives(8)	(647)	645	—	645	(64)	—	(66)	550
Other assets:
Guarantee asset(9)	7,576	1,074	—	1,074	72	—	8,722	1,074

170	Freddie Mac

	Nine Months Ended September 30, 2009
		Realized and unrealized gains (losses)			Purchases,
			Included in		issuances,
			other		sales and	Net transfers		Unrealized
	Balance,	Included in	comprehensive		settlements,	in and/or out	Balance,	gains (losses)
	January 1, 2009	earnings(1)(2)(3)(4)	income(1)(2)	Total	net(5)	of Level 3(6)	September 30, 2009	still held(7)
	(in millions)

Investments in securities:
Available-for-sale, at fair value:
Mortgage-related securities:
Freddie Mac	$18,320	$(1)	$1,974	$1,973	$2,155	$75	$22,523	$—
Subprime	52,266	(6,011)	(517)	(6,528)	(10,187)	—	35,551	(6,011)
CMBS	2,861	(54)	6,018	5,964	(1,747)	46,639	53,717	(54)
Option ARM	7,378	(1,711)	2,884	1,173	(1,315)	—	7,236	(1,711)
Alt-A and other	13,236	(2,521)	5,211	2,690	(2,619)	1	13,308	(2,521)
Fannie Mae	396	—	5	5	(32)	(14)	355	—
Obligations of states and political subdivisions	10,528	1	2,079	2,080	(651)	—	11,957	—
Manufactured housing	743	(48)	293	245	(87)	—	901	(48)
Ginnie Mae	12	—	—	—	(5)	16	23	—

Total mortgage-related securities	105,740	(10,345)	17,947	7,602	(14,488)	46,717	145,571	(10,345)
Non-mortgage-related securities:
Asset-backed securities	—	(7)	8	1	(1)	62	62	8

Total available-for-sale securities, at fair value	105,740	(10,352)	17,955	7,603	(14,489)	46,779	145,633	(10,337)
Trading, at fair value:
Mortgage-related securities:
Freddie Mac	1,575	666	—	666	(86)	67	2,222	666
Fannie Mae	582	328	—	328	210	175	1,295	328
Ginnie Mae	14	2	—	2	(1)	13	28	2
Other	29	(1)	—	(1)	(3)	3	28	(1)

Total mortgage-related securities	2,200	995	—	995	120	258	3,573	995
Non-mortgage-related securities:
FDIC-guaranteed corporate medium-term notes	—	—	—	—	250	—	250	—

Total trading securities, at fair value	2,200	995	—	995	370	258	3,823	995
Mortgage loans:
Held-for-sale, at fair value	401	(29)	—	(29)	1,200	—	1,572	(18)
Net derivatives(8)	100	(36)	—	(36)	(130)	—	(66)	(45)
Other assets:
Guarantee asset(9)	4,847	3,699	—	3,699	176	—	8,722	3,699

(1)	Changes in fair value for available-for-sale investments are recorded in AOCI, net of taxes while gains and losses from sales are recorded in other gains (losses) on investments on our consolidated statements of operations. For mortgage-related securities classified as trading, the realized and unrealized gains (losses) are recorded in other gains (losses) on investments on our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information about our assessment of other-than-temporary impairment for unrealized losses on available-for-sale securities.
(2)	Changes in fair value of derivatives are recorded in derivative gains (losses) on our consolidated statements of operations for those not designated as accounting hedges, and AOCI, net of taxes for those accounted for as a cash flow hedge to the extent the hedge is effective. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for additional information.
(3)	Changes in fair value of the guarantee asset are recorded in other income on our consolidated statements of operations.
(4)	For held-for-sale mortgage loans with fair value option elected, gains (losses) on fair value changes and sale of mortgage loans are recorded in other income on our consolidated statements of operations.
(5)	For non-agency mortgage-related securities, primarily represents principal repayments.
(6)	Transfer in and/or out of Level 3 during the period is disclosed as if the transfer occurred at the beginning of the period.
(7)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) related to assets and liabilities classified as Level 3 that were still held at September 30, 2010 and 2009, respectively. Included in these amounts are credit-related other-than-temporary impairments recorded on available-for-sale securities.
(8)	Net derivatives include derivative assets and derivative liabilities prior to counterparty netting, cash collateral netting, net trade/settle receivable or payable and net derivative interest receivable or payable.
(9)	We estimate that all amounts recorded for unrealized gains and losses on our guarantee asset relate to those amounts still in position. Cash received on our guarantee asset is presented as settlements in the table. The amounts reflected as included in earnings represent the periodic fair value changes of our guarantee asset.
(10)	Represents adjustment to initially apply the accounting standards on accounting for transfers of financial assets and consolidation of VIEs.

Nonrecurring Fair Value Changes

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. We consider the fair value measurement related to these assets to be nonrecurring. These assets include REO, net, impaired held-for-investment multifamily mortgage loans, and single-family held-for-sale mortgage loans. These fair value measurements usually result from the write-down of individual assets to current fair value amounts due to impairments.

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

Table 19.3 presents assets measured and reported at fair value on a non-recurring basis in our consolidated balance sheets by level within the fair value hierarchy at September 30, 2010 and December 31, 2009, respectively.

Table 19.3 — Assets Measured at Fair Value on a Non-Recurring Basis

	Fair Value at September 30, 2010				Fair Value at December 31, 2009
	Quoted Prices in	Significant Other	Significant		Quoted Prices in	Significant Other	Significant
	Active Markets	Observable	Unobservable		Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs		for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in millions)

Assets measured at fair value on a non-recurring basis
Mortgage loans:(1)
Held-for-investment	$—	$—	$1,290	$1,290	$—	$—	$894	$894
Held-for-sale	—	—	—	—	—	—	13,393	13,393
REO, net(2)	—	—	7,191	7,191	—	—	1,532	1,532
LIHTC partnership equity investments(3)	—	—	—	—	—	—	—	—

Total assets measured at fair value on a non-recurring basis	$—	$—	$8,481	$8,481	$—	$—	$15,819	$15,819

	Total Gains (Losses)(4)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)

Assets measured at fair value on a non-recurring basis
Mortgage loans:(1)
Held-for-investment	$(11)	$(91)	$(134)	$(129)
Held-for-sale	—	48	—	10
REO, net(2)	(243)	301	(276)	548
LIHTC partnership equity investments(3)	—	(370)	—	(374)

Total gains (losses)	$(254)	$(112)	$(410)	$55

(1)	Represent carrying value and related write-downs of loans for which adjustments are based on the fair value amounts. These loans include held-for-sale mortgage loans where the fair value is below cost and impaired multifamily mortgage loans that are classified as held-for-investment and have a related valuation allowance.
(2)	Represents the fair value and related losses of foreclosed properties that were measured at fair value subsequent to their initial classification as REO, net. The carrying amount of REO, net was written down to fair value of $7.2 billion, less costs to sell of $512 million (or approximately $6.7 billion) at September 30, 2010. The carrying amount of REO, net was written down to fair value of $1.5 billion, less costs to sell of $106 million (or approximately $1.4 billion) at December 31, 2009.
(3)	Represents the carrying value and related write-downs of impaired low-income housing tax credit partnership equity investments for which adjustments are based on the fair value amounts.
(4)	Represents the total gains (losses) recorded on items measured at fair value on a non-recurring basis as of September 30, 2010 and 2009, respectively.

Fair Value Election

We elected the fair value option for certain types of securities, multifamily held-for-sale mortgage loans, foreign-currency denominated debt, and certain other debt.

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

172	Freddie Mac

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

Debt Securities with Fair Value Option Elected

We elected the fair value option for foreign-currency denominated debt and certain other debt securities. In the case of foreign-currency denominated debt, we have entered into derivative transactions that effectively convert these instruments to U.S. dollar denominated floating rate instruments. The fair value changes on these derivatives were recorded in derivative gains (losses) in our consolidated statements of operations. We elected the fair value option on these debt instruments to better reflect the economic offset that naturally results from the debt due to changes in interest rates. We also elected the fair value option for certain other debt securities containing potential embedded derivatives that required bifurcation.

The changes in fair value of debt securities with the fair value option elected were $(366) million and $525 million for the three and nine months ended September 30, 2010, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $(351) million and $526 million for the three and nine months ended September 30, 2010, respectively. The remaining changes in the fair value of $(15) million and $(1) million were attributable to changes in the instrument-specific credit risk for the three and nine months ended September 30, 2010, respectively.

The changes in fair value of debt securities with the fair value option elected were $(238) million and $(568) million for the three and nine months ended September 30, 2009, respectively, which were recorded in gains (losses) on debt recorded at fair value in our consolidated statements of operations. The changes in fair value related to fluctuations in exchange rates and interest rates were $(237) million and $(371) million for the three and nine months ended September 30, 2009, respectively. The remaining changes in the fair value of $(1) million and $(197) million were attributable to changes in the instrument-specific credit risk for the three and nine months ended September 30, 2009, respectively.

The change in fair value attributable to changes in instrument-specific credit risk was primarily determined by comparing the total change in fair value of the debt to the total change in fair value of the interest-rate and foreign-currency derivatives used to hedge the debt. Any difference in the fair value change of the debt compared to the fair value change in the derivatives is attributed to instrument-specific credit risk.

The difference between the aggregate fair value and aggregate UPB for long-term debt securities with fair value option elected was $128 million and $249 million at September 30, 2010 and December 31, 2009, respectively. Related interest expense continues to be reported as interest expense in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Debt Securities Issued” for additional information about the measurement and recognition of interest expense on debt securities issued.

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

We recorded fair value changes of $157 million and $379 million in other income in our consolidated statements of operations for the three and nine months ended September 30, 2010, respectively. The fair value gains (losses) attributable to changes in the credit risk of these mortgage loans held-for-sale were $91 million and $101 million for the three and nine months ended September 30, 2010, respectively. The gains and losses attributable to changes in credit risk were determined primarily from the changes in OAS level.

We recorded fair value changes of $(1) million and $(29) million in other income in our consolidated statements of operations for the three and nine months ended September 30, 2009, respectively. The fair value gains (losses) attributable to changes in the credit risk of these mortgage loans held-for-sale were $(29) million and $20 million for the three and nine months ended September 30, 2009, respectively. The gains and losses attributable to changes in credit risk were determined primarily from the changes in OAS level.

173	Freddie Mac

The differences between the aggregate fair value and the aggregate UPB for multifamily held-for-sale loans with the fair value option elected were $77 million and $(97) million at September 30, 2010 and December 31, 2009, respectively. Related interest income continues to be reported as interest income in our consolidated statements of operations. See “NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Mortgage Loans” for additional information about the measurement and recognition of interest income on our mortgage loans.

Valuation Methods and Assumptions Subject to Fair Value Hierarchy

We categorize assets and liabilities that we measure and report at fair value in our consolidated balance sheets within the fair value hierarchy based on the valuation process used to derive the fair value and our judgment regarding the observability of the related inputs.

Investments in Securities

Agency Mortgage-Related Securities (Freddie Mac, Fannie Mae, and Ginnie Mae)

Fixed-rate agency mortgage-related securities are valued based on dealer-published quotes for a base TBA security, adjusted to reflect the measurement date as opposed to a forward settlement date (“carry”) and pay-ups for specified collateral. The base TBA price varies based on agency, term, coupon, and settlement month. The carry adjustment converts forward regular settlement date (defined by SIFMA) prices to spot or same-day settlement date prices such that the fair value is estimated as of the measurement date, and not as of the forward settlement date. The carry adjustment uses our internal prepayment and interest rate models. A pay-up is added to the base TBA price for characteristics that are observed to be trading at a premium versus TBAs; this currently includes seasoning and low-loan balance attributes. Haircuts are applied to a small subset of positions that are less liquid and are observed to trade at a discount relative to TBAs; this includes securities that are not eligible for delivery into TBA trades.

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

Commercial Mortgage-Backed Securities

CMBS are valued based on the median prices from multiple pricing services. Some of the key valuation drivers used by the pricing services include the collateral type, collateral performance, capital structure, issuer, credit enhancement, coupon, and weighted average life, coupled with the observed spread levels on trades of similar securities. The weighted average coupon and weighted-average life of our CMBS investments were 5.7% and 4.2 years, respectively, as of September 30, 2010. Many of these securities have significant prepayment lockout periods or penalty periods that limit the window of potential prepayment to a relatively narrow band. Due to a combination of factors

174	Freddie Mac

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

Table 19.4 below presents the fair value of subprime, option ARM, Alt-A and other investments we held by origination year.

Table 19.4 — Fair Value of Subprime, Option ARM, and Alt-A and Other Investments by Origination Year

Fair Value at
Year of Origination	September 30, 2010
(in millions)

2004 and prior	$5,109
2005	13,563
2006	19,297
2007	16,353
2008 and beyond	—

Total	$54,322

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

Mortgage Loans, Held-for-Sale

Mortgage loans, held-for-sale represent multifamily mortgage loans at September 30, 2010 with the fair value option elected. Thus, all held-for-sale mortgage loans are measured at fair value on a recurring basis.

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

175	Freddie Mac

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

On January 1, 2010, we reclassified single-family loans that were historically classified as held-for-sale to unsecuritized mortgage loans held-for-investment. Therefore, these loans are reported at amortized cost and are no longer subject to the fair value hierarchy at September 30, 2010. Prior to January 1, 2010, these loans were recorded at the lower-of-cost-or-fair-value on our consolidated balance sheets and were measured at fair value on a non-recurring basis. See “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans” for additional information regarding the valuation techniques we use for our single-family mortgage loans.

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

176	Freddie Mac

As of September 30, 2010, the fair value of our interest-rate swaps, before counterparty and cash collateral netting adjustments, was $(24.9) billion. The fair value of option-based derivatives, before counterparty and cash collateral netting adjustments, was $14.5 billion on September 30, 2010, with a remaining weighted-average life of 4.60 years. Table 19.5 below shows the fair value, prior to counterparty and cash collateral netting adjustments, for our interest-rate swaps and option-based derivatives and the maturity profile of our derivative positions. It also provides the weighted-average fixed rates of our pay-fixed and receive-fixed swaps.

Table 19.5 — Fair Values and Maturities for Interest-Rate Swaps and Option-Based Derivatives

	September 30, 2010
	Notional or		Fair Value(1)
	Contractual	Total	Less than		Greater than 3	In Excess
	Amount	Fair Value(2)	1 Year	1 to 3 Years	and up to 5 Years	of 5 Years
	(dollars in millions)

Interest-rate swaps:
Receive-fixed:
Swaps	$286,335	$14,625	$210	$1,050	$3,774	$9,591
Weighted-average fixed rate(3)			2.16%	1.33%	2.63%	3.73%
Forward-starting swaps(4)	30,239	2,094	—	202	5	1,887
Weighted-average fixed rate(3)			—	3.16%	1.27%	4.19%
Basis (floating to floating)	2,775	13	—	1	7	5
Pay-fixed:
Swaps	311,458	(34,006)	(204)	(1,471)	(5,773)	(26,558)
Weighted-average fixed rate(3)			3.09%	2.27%	3.36%	4.23%
Forward-starting swaps(4)	52,210	(7,583)	—	—	—	(7,583)
Weighted-average fixed rate(3)			—	—	—	4.81%

Total interest-rate swaps	$683,017	$(24,857)	$6	$(218)	$(1,987)	$(22,658)

Option-based derivatives:
Call swaptions	$138,850	$12,167	$3,017	$5,004	$1,812	$2,334
Put swaptions	82,990	759	22	165	119	453
Other option-based derivatives(5)	67,264	1,622	(94)	—	—	1,716

Total option-based	$289,104	$14,548	$2,945	$5,169	$1,931	$4,503

(1)	Fair value is categorized based on the period from September 30, 2010 until the contractual maturity of the derivatives.
(2)	Represents fair value for each product type, prior to counterparty and cash collateral netting adjustments.
(3)	Represents the notional weighted average rate for the fixed leg of the swaps.
(4)	Represents interest-rate swap agreements that are scheduled to begin on future dates ranging from less than one year to fifteen years.
(5)	Primarily represents purchased interest rate caps and floors, guarantees of stated final maturity of issued Structured Securities, and other purchased and written options.

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

Credit derivatives primarily include purchased credit default swaps and certain short-term default guarantee commitments, which are valued using prices from the respective counterparty and verified using third-party dealer credit default spreads at the measurement date. We classify credit derivatives as Level 3 under the fair value hierarchy due to the inactive market and significant divergence among prices obtained from the dealers.

Consideration of Credit Risk in Our Valuation of Derivatives

The fair value of derivative assets considers the impact of institutional credit risk in the event that the counterparty does not honor its payment obligation. Additionally, the fair value of derivative liabilities considers the impact of our institutional credit risk. Based on this evaluation, our fair value of derivatives is not adjusted for credit risk because we obtain collateral from, or post collateral to, most counterparties, typically within one business day of the daily market value calculation, and substantially all of our credit risk arises from counterparties with investment-grade credit ratings of A or above. See “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS” for a discussion of our counterparty credit risk.

177	Freddie Mac

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

Debt Securities Recorded at Fair Value

We elected the fair value option for foreign-currency denominated debt instruments and certain other debt securities. See “Fair Value Election — Debt Securities with Fair Value Option Elected” for additional information. We determine the fair value of these instruments by obtaining multiple quotes from dealers. Since the prices provided by the dealers consider only observable data such as interest rates and exchange rates, these fair values are classified as Level 2 under the fair value hierarchy.

Derivative Liabilities, Net

See discussion under “Derivative Assets, Net” above.

Consolidated Fair Value Balance Sheets

The supplemental consolidated fair value balance sheets in Table 19.6 present our estimates of the fair value of our financial assets and liabilities at September 30, 2010 and December 31, 2009. The valuations of financial instruments on our consolidated fair value balance sheets are in accordance with the accounting standards for fair value measurements and disclosures and the accounting standards for financial instruments. During the second quarter of 2010, our fair value results as presented in our consolidated fair value balance sheets were affected by a change in the estimation of a risk premium assumption embedded in our model to apply credit costs, which led to a change in our fair value measurement of mortgage loans determined through the use of internal models. For more information concerning our approach to valuation related to our mortgage loans, see “Valuation Methods and Assumptions Not Subject to Fair Value Hierarchy — Mortgage Loans.”

178	Freddie Mac

Table 19.6 — Consolidated Fair Value Balance Sheets(1)

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount(2)	Fair Value	Amount(2)	Fair Value
	(in billions)

Assets
Cash and cash equivalents	$27.9	$27.9	$64.7	$64.7
Restricted cash and cash equivalents	6.3	6.3	0.5	0.5
Federal funds sold and securities purchased under agreements to resell	44.9	44.9	7.0	7.0
Investments in securities:
Available-for-sale, at fair value	239.6	239.6	384.7	384.7
Trading, at fair value	63.2	63.2	222.2	222.2

Total investments in securities	302.8	302.8	606.9	606.9

Mortgage loans:
Mortgage loans held by consolidated trusts	1,681.8	1,724.0	—	—
Unsecuritized mortgage loans	189.8	187.6	127.9	119.9

Total mortgage loans	1,871.6	1,911.6	127.9	119.9
Derivative assets, net	0.1	0.1	0.2	0.2
Other assets	35.1	39.8	34.6	37.2

Total assets	$2,288.7	$2,333.4	$841.8	$836.4

Liabilities
Debt, net:
Debt securities of consolidated trusts held by third parties	$1,542.5	$1,619.2	$—	$—
Other debt	727.4	750.8	780.6	795.4

Total debt, net	2,269.9	2,370.0	780.6	795.4
Derivative liabilities, net	1.1	1.1	0.6	0.6
Other liabilities	17.8	18.8	56.2	102.9

Total liabilities	2,288.8	2,389.9	837.4	898.9

Net assets
Net assets attributable to Freddie Mac:
Senior preferred stockholders	64.1	64.1	51.7	51.7
Preferred stockholders	14.1	0.2	14.1	0.5
Common stockholders	(78.3)	(120.8)	(61.5)	(114.7)

Total net assets attributable to Freddie Mac	(0.1)	(56.5)	4.3	(62.5)
Noncontrolling interest	—	—	0.1	—

Total net assets	(0.1)	(56.5)	4.4	(62.5)

Total liabilities and net assets	$2,288.7	$2,333.4	$841.8	$836.4

(1)	The consolidated fair value balance sheets do not purport to present our net realizable, liquidation or market value as a whole. Furthermore, amounts we ultimately realize from the disposition of assets or settlement of liabilities may vary significantly from the fair values presented.
(2)	Equals the amount reported on our GAAP consolidated balance sheets.

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

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal funds sold and securities purchased under agreements to resell principally consist of short-term contractual agreements such as reverse repurchase agreements involving Treasury and agency securities and federal funds sold. Given that these assets are short-term in nature, the carrying amount on our GAAP consolidated balance sheets is deemed to be a reasonable approximation of fair value.

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

We estimate the present value of the additional cash flows on the mortgage loan coupon in excess of the coupon on the mortgage-related securities. Our approach for estimating the fair value of the implied management and guarantee fee at September 30, 2010 used third-party market data as practicable. The valuation approach for the majority of implied management and guarantee fee that relates to fixed-rate loan products with coupons at or near current market rates, involves obtaining dealer quotes on hypothetical securities constructed with collateral from our credit guarantee portfolio. The remaining implied management and guarantee fee relates to underlying loan products for which comparable market prices were not readily available. These amounts relate specifically to ARM products, highly seasoned loans or fixed-rate loans with coupons that are not consistent with current market rates. This portion of the implied management and guarantee fee is valued using an expected cash flow approach, including only those cash flows expected to result from our contractual right to receive management and guarantee fees.

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

180	Freddie Mac

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

Accrued interest receivable is one of the components included within other assets on our consolidated fair value balance sheets. On our GAAP consolidated balance sheets, we reverse accrued but uncollected interest income when a loan is placed on non-accrual status. There is no such reversal performed for the fair value of accrued interest receivable disclosed on our consolidated fair value balance sheets. Rather, the mechanism by which we consider the loan’s non-accrual status is through our internally-modeled credit cost component of the loan’s fair value. As a result, there is a difference between the accrued interest receivable GAAP-basis carrying amount and its fair value disclosed on our consolidated fair value balance sheets.

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

Other debt includes both non-callable and callable debt, as well as short-term zero-coupon discount notes. The fair value of the short-term zero-coupon discount notes is based on a discounted cash flow model with market inputs. The valuation of other debt securities represents the proceeds that we would receive from the issuance of debt and is generally based on market prices obtained from broker/dealers, reliable third-party pricing service providers or direct market observations. We elected the fair value option for foreign-currency denominated debt and certain other debt securities and reported them at fair value on our GAAP consolidated balance sheets. See “Valuation Methods and Assumptions Subject to Fair Value Hierarchy — Debt Securities Recorded at Fair Value” for additional information.

Other Liabilities

Other liabilities consist of accrued interest payable on debt securities, the guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities, the reserve for guarantee losses on non-consolidated trusts, servicer advanced interest payable and certain other servicer liabilities, accounts payable and accrued expenses, payables related to securities, and other miscellaneous liabilities. We believe the carrying amount of these liabilities is a reasonable approximation of their fair value, except for the guarantee obligation for our long-term standby commitments and guarantees issued to non-consolidated entities. The technique for estimating the fair value of our guarantee obligation related to the credit component of the loan’s fair value is described in the “Mortgage Loans — Single-Family Loans” section.

181	Freddie Mac

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

Noncontrolling Interests in Consolidated Subsidiaries

Noncontrolling interests in consolidated subsidiaries primarily represented preferred stock interests that third parties held in our two majority-owned REIT subsidiaries at December 31, 2009. The fair value of the third-party noncontrolling interests in these REITs on our consolidated fair value balance sheets at December 31, 2009 was based on Freddie Mac’s preferred stock quotes. During the second quarter of 2010, the two REITs were eliminated via a merger transaction. As a result, there was no preferred stock of the REITs held by third party stockholders at September 30, 2010. For more information, see “NOTE 15: NONCONTROLLING INTERESTS.”

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

182	Freddie Mac

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

After FHFA successfully intervened in these consolidated actions in its capacity as Conservator, it filed a motion to substitute for plaintiffs. On July 27, 2009, the District Court entered an order granting FHFA’s motion, and on August 20, 2009, the plaintiffs filed an appeal of that order. On October 29, 2009, FHFA filed a motion to dismiss the appeal for lack of appellate jurisdiction, which motion remains pending. On November 16, 2009, the District Court issued an order granting the parties’ consent motion to stay all proceedings, including the deadlines for the defendants to answer or otherwise respond to the complaints, to June 1, 2010. On May 21, 2010, the Court granted FHFA’s consent motion to extend the stay until November 1, 2010. On October 28, 2010, FHFA filed a consent motion to extend the stay until February 1, 2011.

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

183	Freddie Mac

unsound and improper speculation in high risk mortgages to boost near term profits, report growth in the company’s mortgage-related investments portfolio and guarantee business, and take market share away from its primary competitor, Fannie Mae.” Among other things, plaintiff seeks an accounting, an order requiring that defendants remit all salary and compensation received during the periods they allegedly breached their duties, and an award of pre-judgment and post-judgment interest, attorneys’ fees, expert fees and consulting fees, and other costs and expenses. On November 13, 2008, FHFA filed a motion to substitute for the Esther Sadowsky Testamentary Trust. On February 26, 2009, Robert Bassman filed a motion with the District Court to intervene or, in the alternative, to appear as amicus curiae. On May 6, 2009, the District Court granted FHFA’s motion to substitute and denied Bassman’s motion to intervene. On June 4, 2009, the Esther Sadowsky Testamentary Trust filed a notice of appeal of the May 6 order granting FHFA’s substitution motion. On September 17, 2009, Bassman filed a notice of appeal of the May 6 order denying his motion to intervene or appear as amicus curiae. On March 10, 2010, the U.S. Court of Appeals for the Second Circuit granted FHFA’s motion to dismiss the appeal of the Esther Sadowsky Testamentary Trust and dismissed that appeal on April 12, 2010 due to lack of jurisdiction. On October 28, 2010, the parties filed a stipulation to stay the case through February 1, 2011.

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

On September 23, 2010, the County of Placer moved to intervene in the Sonoma County lawsuit as a party plaintiff seeking to assert similar claims. On October 1, 2010, the City of Palm Desert filed a similar complaint against Fannie Mae, Freddie Mac and FHFA in the Northern District of California. On October 8, 2010, Leon County and the Leon County Energy Improvement District filed a similar complaint against Fannie Mae, Freddie Mac, FHFA and others in the Northern District of Florida. On October 12, 2010, FHFA filed a motion before the Judicial Panel on Multi-District Litigation seeking an order transferring these cases as well as a related case filed only against FHFA, for coordination or consolidation of pretrial proceedings. On October 14, 2010, the defendants filed a motion to dismiss the lawsuits with respect to which consolidation has been sought. Also on October 14, 2010, the County of Sonoma filed a motion for preliminary injunction seeking to enjoin the defendants from giving any force or effect in Sonoma County to certain directives by FHFA regarding energy retrofit loan programs and other related relief. On October 26, 2010, The Town of Babylon filed a similar lawsuit against Fannie Mae, Freddie Mac, FHFA and others in the U.S. District Court for the Eastern District of New York alleging violations of the U.S. Constitution, APA and NEPA and tortious interference with contractual relationship.

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

184	Freddie Mac

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

The defendants filed a motion to dismiss the consolidated class action complaint on September 30, 2009. On January 14, 2010, the Court granted the defendants’ motion to dismiss the consolidated action with leave to file an amended complaint on or before March 15, 2010. On March 15, 2010, plaintiffs filed their amended consolidated complaint against these same defendants. The defendants moved to dismiss the amended consolidated complaint on April 28, 2010. On July 29, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, and allowed the plaintiffs leave to replead. On August 16, 2010, the plaintiffs filed their second amended consolidated complaint against these same defendants. The defendants moved to dismiss the second amended consolidated complaint on September 16, 2010. On October 22, 2010, the Court granted the defendants’ motion to dismiss, without prejudice, again allowing the plaintiffs leave to replead. Freddie Mac is not named as a defendant in the consolidated lawsuit, but the underwriters previously gave notice to Freddie Mac of their intention to seek full indemnity and contribution under the Underwriting Agreement in this case, including reimbursement of fees and disbursements of their legal counsel. At present, it is not possible for us to predict the probable outcome of the lawsuit or any potential impact on our business, financial condition or results of operations.

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

185	Freddie Mac

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

On or about May 14, 2010, certain underwriters of Lloyds of London brought an adversary proceeding in bankruptcy court against TBW, Freddie Mac and other parties seeking a declaration rescinding mortgage bankers bonds insuring against loss resulting from dishonest acts by TBW’s officers and directors. Several excess insurers on the bonds thereafter filed similar actions. Freddie Mac has filed a proof of loss under the bonds, but we are unable to estimate our potential recovery, if any, thereunder.

For more information, see “NOTE 18: CONCENTRATION OF CREDIT AND OTHER RISKS — Seller/Servicers.”

IRS Litigation.  We received Statutory Notices from the IRS assessing $3.0 billion of additional income taxes and penalties for the 1998 to 2005 tax years. We filed a petition with the U.S. Tax Court on October 22, 2010 in response to the Statutory Notices. For information on this matter, see “NOTE 13: INCOME TAXES.”

NOTE 21: EARNINGS (LOSS) PER SHARE

We have participating securities related to options and restricted stock units with dividend equivalent rights that receive dividends as declared on an equal basis with common shares, but are not obligated to participate in undistributed net losses. Consequently, in accordance with the accounting standards for earnings per share regarding participating securities, we use the “two-class” method of computing earnings per share. Basic earnings per common share are computed by dividing net loss attributable to common stockholders by weighted average common shares outstanding — basic for the period. The weighted average common shares outstanding — basic during the nine months ended September 30, 2010 includes the weighted average number of shares during the periods that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement since it is unconditionally exercisable by the holder at a minimal cost. See “NOTE 3: CONSERVATORSHIP AND RELATED DEVELOPMENTS” for further information.

Diluted loss per share is computed as net loss attributable to common stockholders divided by weighted average common shares outstanding — diluted for the period, which considers the effect of dilutive common equivalent shares outstanding. For periods with net income, the effect of dilutive common equivalent shares outstanding includes: (a) the weighted average shares related to stock options; and (b) the weighted average of restricted shares and restricted stock units. Such items are included in the calculation of weighted average common shares outstanding — diluted during periods of net income, when the assumed conversion of the share equivalents has a dilutive effect. Such items are excluded from the weighted average common shares outstanding — basic.

Table 21.1 — Loss Per Common Share — Basic and Diluted

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in millions,
	except per share amounts)

Net loss attributable to Freddie Mac	$(2,511)	$(5,408)	$(13,912)	$(15,081)
Preferred stock dividends(1)	(1,558)	(1,293)	(4,146)	(2,813)

Net loss attributable to common stockholders	$(4,069)	$(6,701)	$(18,058)	$(17,894)

Weighted average common shares outstanding — basic (in thousands)(2)	3,248,794	3,253,172	3,249,753	3,254,261
Dilutive potential common shares (in thousands)	—	—	—	—

Weighted average common shares outstanding — diluted (in thousands)	3,248,794	3,253,172	3,249,753	3,254,261

Antidilutive potential common shares excluded from the computation of dilutive potential common shares (in thousands)	4,875	7,014	5,469	7,765
Basic loss per common share	$(1.25)	$(2.06)	$(5.56)	$(5.50)
Diluted loss per common share	$(1.25)	$(2.06)	$(5.56)	$(5.50)

(1)	Consistent with the covenants of the Purchase Agreement, we paid dividends on our senior preferred stock, but did not declare dividends on any other series of preferred stock outstanding subsequent to entering conservatorship.
(2)	Includes the weighted average number of shares during the three and nine months ended September 30, 2010 and 2009 respectively that are associated with the warrant for our common stock issued to Treasury as part of the Purchase Agreement. This warrant is included in shares outstanding — basic, since it is unconditionally exercisable by the holder at a minimal cost of $0.00001 per share.

186	Freddie Mac

NOTE 22: SELECTED FINANCIAL STATEMENT LINE ITEMS

As discussed in “NOTE 2: CHANGE IN ACCOUNTING PRINCIPLES,” we adopted amendments to the accounting standards for transfers of financial assets and consolidation of VIEs effective January 1, 2010. As a result of this change in accounting principles, certain line items on our consolidated statements of operations, consolidated balance sheets, and consolidated statements of cash flows are no longer material to our 2010 consolidated results of operations, financial position, and cash flows.

As this change in accounting principles was applied prospectively, the results of operations for the three and nine months ended September 30, 2010 reflect the consolidation of our single-family PC trusts and certain Structured Transactions while the results of operations for the three and nine months ended September 30, 2009 reflect the accounting policies in effect at that time, i.e., these securitization entities were accounted for off-balance sheet. Table 22.1 highlights the significant line items that are no longer disclosed separately on our consolidated statements of operations.

Table 22.1 — Line Items No Longer Disclosed Separately on our Consolidated Statements of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in millions)

Other income:
Management and guarantee income	$35	$800	$107	$2,290
Gains (losses) on guarantee asset	(11)	580	(36)	2,241
Income on guarantee obligation	34	814	106	2,685
Gains (losses) on sale of mortgage loans	28	282	244	576
Lower-of-cost-or-fair-value adjustments on held-for-sale mortgage loans	—	(360)	—	(591)
Gains (losses) on mortgage loans recorded at fair value	128	(1)	154	(90)
Recoveries on loans impaired upon purchase	247	109	643	229
Low-income housing tax credit partnerships	—	(479)	—	(752)
Trust management income (expense)	—	(155)	—	(600)
All other	108	59	386	170

Total other income per consolidated statements of operations	$569	$1,649	$1,604	$6,158

Other expenses:
Losses on loans purchased	$(3)	$(531)	$(23)	$(3,742)
All other	(112)	(97)	(337)	(272)

Total other expenses per consolidated statements of operations	$(115)	$(628)	$(360)	$(4,014)

Table 22.2 highlights the significant line items that are no longer disclosed separately on our consolidated balance sheets.

Table 22.2 — Line Items No Longer Disclosed Separately on our Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(in millions)

Other assets:
Guarantee asset	$506	$10,444
All other(1)	11,958	4,942

Total other assets per consolidated balance sheets	$12,464	$15,386

Other liabilities:
Guarantee obligation	$596	$12,465
Reserve for guarantee losses	195	32,416
All other(2)	6,935	6,291

Total other liabilities per consolidated balance sheets	$7,726	$51,172

(1)	Includes accounts and other receivables of $10.3 billion and $2.8 billion at September 30, 2010 and December 31, 2009, respectively. Also includes debt issuance costs, net of $515 million and $503 million at September 30, 2010 and December 31, 2009 respectively.
(2)	Includes servicer advanced interest payable and certain other servicer liabilities of $4.5 billion and $0 billion at September 30, 2010 and December 31, 2009, respectively. Includes accounts payable and accrued expenses of $1.2 billion and $5.6 billion at September 30, 2010 and December 31, 2009, respectively. Also includes payables related to securities of $641 million and $181 million at September 30, 2010 and December 31, 2009, respectively.

187	Freddie Mac

Table 22.3 highlights the significant line items that are no longer disclosed separately on our consolidated statements of cash flows.

Table 22.3 — Line Items No Longer Disclosed Separately on our Consolidated Statements of Cash Flows

	For the Nine Months
	Ended September 30,
	2010	2009
	(in millions)

Adjustments to reconcile net loss to net cash from operating activities:
Low-income housing tax credit partnerships	$—	$752
Losses on loans purchased	23	3,742
Change in:
Due to Participation Certificates and Structured Securities trusts	170	23
Guarantee asset, at fair value	(85)	(3,875)
Guarantee obligation	44	(320)
Other, net	128	1,548

Total other, net	$280	$1,870

188	Freddie Mac

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

ITEM 1A. RISK FACTORS

This Form 10-Q should be read together with the “RISK FACTORS” sections in our Forms 10-Q for the quarters ended March 31, 2010 and June 30, 2010, and our 2009 Annual Report, which describe various risks and uncertainties to which we are or may become subject, and is supplemented by the discussion below. These risks and uncertainties could, directly or indirectly, adversely affect our business, financial condition, results of operations, cash flows, strategies and/or prospects.

Our expenses could increase and we may otherwise be adversely affected by deficiencies in foreclosure practices, as well as related delays in the foreclosure process.

Recent announcements of deficiencies in foreclosure documentation by several large seller/servicers have raised various concerns relating to foreclosure practices. The integrity of the foreclosure process is critical to our business, and our financial results could be adversely affected by deficiencies in the conduct of that process.

We are working with all of our seller/servicers to identify deficient foreclosure practices. A number of our seller/servicers, including several of our largest ones, have temporarily suspended foreclosure proceedings in some or all states in which they do business while they conduct their evaluations. In addition, a group consisting of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is reviewing foreclosure practices. Seller/servicers have announced issues relating to the improper execution of the documents used in foreclosure proceedings. We are also evaluating the impact of these foreclosure practices on our REO properties and have suspended certain REO sales and eviction proceedings for REO properties pending the completion of our evaluation. Issues have also been identified with respect to practices of certain legal counsel involved in the foreclosure process. We have terminated the eligibility of one law firm, which was responsible for handling a significant number of foreclosures for our servicers in Florida. It is possible that additional deficiencies in foreclosure practices will be identified, including relating to the foregoing.

We expect that these issues and the related foreclosure suspensions could prolong the foreclosure process nationwide and may delay sales of our REO properties. The deficiencies in the conduct of the foreclosure process potentially affect the validity of a number of actions that have already been taken, including foreclosure transfers through which we acquired some of our REO properties and sales of some of our REO properties, to the extent such transactions were affected by foreclosure practices now in question. It will take time for seller/servicers to complete their evaluations of these issues and implement remedial actions. It is possible that different procedures will need to be developed and implemented for individual states because of differences in applicable state laws. In addition, a number of parties involved in residential real estate transactions as well as various federal, state and local regulatory authorities, may need to agree to any remedial actions, which could further complicate and delay the process of resolving these issues. These parties potentially include seller/servicers, Freddie Mac, Fannie Mae, FHFA, state or local authorities, mortgage insurers and title insurance companies. In many cases, the remedial actions will require court approval. It is possible that courts in different states, as well as individual courts within the same state, may come to different conclusions with respect to what remedial actions are acceptable.

Any delays in the foreclosure process could cause properties awaiting foreclosure to deteriorate until we acquire ownership of them through foreclosure. Such deterioration would increase our expenses to repair and maintain the properties when we do acquire them. Delays in selling REO properties could cause our REO operations expense for current REO properties to increase because those properties will stay in REO status for a longer period of time, which would increase the ongoing costs we incur to maintain or protect them. In addition, our disposition losses, which are a component of REO operations expense, could increase to the extent home prices decline during this period of delay and the prices we ultimately receive for the REO properties are less than the prices we could have received had we acquired and sold them earlier.

Concerns about foreclosure practices may create additional uncertainty among mortgage investors and potential home buyers about future trends in home prices. Over the long term, concerns about foreclosure practices may adversely affect trends in home prices nationally, which could also adversely affect our financial results.

189	Freddie Mac

Any delays in the foreclosure process could also create fluctuations in our single-family credit statistics, including our credit loss statistics and reported serious delinquency rates. Our realization of credit losses, which consists of REO operations income (expense) plus charge-offs, net, could be delayed because we record charge-offs at the time we take ownership of a property through foreclosure. Delays in the foreclosure process could reduce the rate at which delinquent loans proceed to foreclosure, which could cause a temporary decline in our REO acquisitions and the rate of growth of our REO inventory. This could also temporarily increase the number of seriously delinquent loans that remain in our single-family mortgage portfolio, which could result in higher reported serious delinquency rates and a larger number of non-performing loans than would otherwise have been the case.

It also is possible that mortgage insurance claims could be denied if delays caused by servicers’ deficient foreclosure practices prevent servicers from completing foreclosures within required timelines defined by mortgage insurers.

We will face increased expenses related to deficiencies in foreclosure practices and the costs of curing them, which may be significant. These costs will include expenses to remediate issues relating to practices of certain legal counsel that will increase our expenses in future periods. We may also incur costs if we become involved in litigation or investigations relating to these issues. While we believe that our seller/servicers would be in violation of their servicing contracts with us to the extent that they improperly executed documents in foreclosure or bankruptcy proceedings, as such contracts require that foreclosure proceedings be conducted in accordance with applicable law, it may be difficult, expensive, and time consuming for us to enforce our contractual rights. Our efforts to enforce our contractual rights may negatively impact our relationships with these seller/servicers, some of which are among our largest sources of mortgage loans.

We expect that remedying the document execution issues affecting the foreclosure process and related developments will likely place further strain on the resources of our seller/servicers, including seller/servicers where such issues have not been identified. This could negatively affect their ability to service loans in our single-family mortgage portfolio or the quality of service they provide to us. Since our seller/servicers have an active role in our loss mitigation efforts, this could impact the overall quality of our credit performance and our ability to mitigate credit losses.

Delays in the foreclosure process may also adversely affect the values of, and our losses on, our non-agency mortgage-related securities. Foreclosure delays may increase the administrative expenses of the securitization trusts for the non-agency mortgage-related securities, thereby reducing the amount of funds available for distribution to investors. In addition, the subordinate classes of securities issued by the securitization trusts will continue to receive interest payments while the defaulted loans remain in the trusts, rather than absorbing the default losses. This reduces the amount of credit support available for the senior classes we own.

It has been difficult for us to determine the potential scope of these issues, in part because we must rely on our seller/servicers for much of the pertinent information and these companies have not yet completed their assessments of these issues. Our evaluation of these issues, as well as the evaluations made by the seller/servicers, is complicated by the fact that state law governs the foreclosure process and, thus, the laws and regulations of a large number of different states must be examined.

The Mortgage Electronic Registration System, or MERS, is an electronic registry that is widely used by seller/servicers and Freddie Mac to maintain records of beneficial ownership of mortgages. MERS has been the subject of numerous lawsuits challenging foreclosures on mortgages for which MERS is mortgagee of record as nominee for the beneficial owner. The shareholders of MERS include a number of organizations in the mortgage industry, including Freddie Mac, Fannie Mae, seller/servicers, mortgage insurance companies and title insurance companies. While such litigation has not adversely affected our business to date, it is possible that adverse judicial decisions, regulatory proceedings or action, or legislative action related to MERS could delay or disrupt foreclosure activities and have an adverse effect on our business.

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

190	Freddie Mac

No stock options were exercised during the three months ended September 30, 2010. However, restrictions lapsed on 25,158 restricted stock units.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common or preferred stock during the three months ended September 30, 2010. Additionally, we do not currently have any outstanding authorizations to repurchase common or preferred stock. Under the Purchase Agreement, we cannot repurchase our common or preferred stock without Treasury’s prior consent, and we may only purchase or redeem the senior preferred stock in certain limited circumstances set forth in the Certificate of Creation, Designation, Powers, Preferences, Rights, Privileges, Qualifications, Limitations, Restrictions, Terms and Conditions of Variable Liquidation Preference Senior Preferred Stock.

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

We are providing our website addresses solely for your information. Information appearing on our website is not incorporated into this Form 10-Q.

ITEM 6. EXHIBITS

The exhibits are listed in the Exhibit Index at the end of this Form 10-Q.

191	Freddie Mac

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Mortgage Corporation

By:	/s/ Charles E. Haldeman, Jr.
Charles E. Haldeman, Jr.
Chief Executive Officer

Date: November 3, 2010

By:	/s/ Ross J. Kari
Ross J. Kari
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2010

192	Freddie Mac

GLOSSARY

The Glossary defines acronyms and terms that are used throughout this Form 10-Q.

Agency securities — Generally refers to mortgage-related securities issued by the GSEs or government agencies.

Alt-A loan — Although there is no universally accepted definition of Alt-A, many mortgage market participants classify single-family loans with credit characteristics that range between their prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category, may be underwritten with lower or alternative income or asset documentation requirements compared to a full documentation mortgage loan, or both. In determining our Alt-A exposure on loans underlying our single-family credit guarantee portfolio, we classified mortgage loans as Alt-A if the lender that delivers them to us classified the loans as Alt-A, or if the loans had reduced documentation requirements, as well as a combination of certain credit characteristics and expected performance characteristics at acquisition which, when compared to full documentation loans in our portfolio, indicate that the loan should be classified as Alt-A. In the event we purchase a refinance mortgage in either our relief refinance mortgage initiative or in another mortgage refinance initiative and the original loan had been previously identified as Alt-A, such refinance loan may no longer be categorized or reported as an Alt-A mortgage in this Form 10-Q and our other financial reports because the new refinance loan replacing the original loan would not be identified by the servicer as an Alt-A loan. As a result, our reported Alt-A balances may be lower than would otherwise be the case had such refinancing not occurred. For our non-agency mortgage-related securities that are backed by Alt-A loans, we classified securities as Alt-A if the securities were labeled as Alt-A when sold to us.

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

Conforming loan/Conforming jumbo loan/Conforming loan limit — A conventional single-family mortgage loan with an original principal balance that is equal to or less than the applicable conforming loan limit, which is a dollar amount cap on the size of the original principal balance of single-family mortgage loans we are permitted by law to purchase or securitize. The conforming loan limit is determined annually based on changes in FHFA’s housing price index. Any decreases in the housing price index are accumulated and used to offset any future increases in the housing price index so that conforming loan limits do not decrease from year-to-year. For 2010, the base conforming loan limit for a one-family residence is $417,000 with higher limits in certain “high-cost” areas.

Beginning in 2008, the conforming loan limits were increased for mortgages originated in certain “high-cost” areas above the conforming loan limits (which, for 2010, is $417,000 for a one-family residence). In addition, conforming loan limits for certain high-cost areas were increased temporarily (up to $729,250 for a one-family residence). Actual loan limits are set by FHFA for each county (or equivalent) and the loan limit for specific high-cost areas may be lower than the maximum amounts. We refer to loans that we have purchased with UPB exceeding $417,000 as conforming jumbo loans.

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

193	Freddie Mac

Credit enhancement — Any number of different financial arrangements that are designed to reduce credit risk by partially or fully compensating an investor in the event of certain financial losses. Examples of credit enhancements include mortgage insurance, overcollateralization, indemnification agreements, and government guarantees.

Credit losses — Consists of charge-offs, net of recoveries, and REO operations income (expense).

Deed in lieu of foreclosure — An alternative to foreclosure in which the borrower voluntarily conveys title to the property to the lender and the lender accepts such title (sometimes together with an additional payment by the borrower) in full satisfaction of the mortgage indebtedness.

Delinquency — A failure to make timely payments of principal or interest on a mortgage loan. For single-family mortgage loans, we generally report delinquency rate information for loans that are seriously delinquent. For multifamily loans, we report delinquency rate information based on the UPB of loans that are two monthly payments or more past due or in the process of foreclosure.

Derivative — A financial instrument whose value depends upon the characteristics and value of an underlying financial asset or index, such as a security or commodity price, interest or currency rates, or other financial indices.

Dodd-Frank Act — Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Foreclosure alternative — A workout option pursued when a home retention action is not successful or not possible. A foreclosure alternative is either a short sale or deed in lieu of foreclosure.

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

194	Freddie Mac

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

HAFA — Home Affordable Foreclosures Alternative program — In 2009, the Treasury Department introduced the HAFA program to provide an option for HAMP-eligible homeowners who are unable to keep their homes. The HAFA program took effect on April 5, 2010 and we implemented it effective August 1, 2010.

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

MBA — Mortgage Bankers Association of America

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

195	Freddie Mac

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

Mortgage-related investments portfolio — Our investment portfolio, which consists principally of mortgage-related securities and single-family and multifamily mortgage loans. Our mortgage-related investments portfolio under the Purchase Agreement is determined without giving effect to any change in accounting standards related to transfers of financial assets and consolidation of VIEs or any similar accounting standard. Accordingly, for purposes of the portfolio limit, when PCs and certain Structured Transactions are purchased into the mortgage-related investments portfolio, this is considered the acquisition of assets rather than the reduction of debt.

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

Multifamily mortgage portfolio — Consists of multifamily mortgage loans held by us on our consolidated balance sheets as well as those underlying non-consolidated PCs, Structured Securities, and other mortgage-related financial guarantees, but excluding those underlying Structured Transactions and our guarantees of HFA bonds under the HFA Initiative.

Net worth — The amount by which our total assets exceed our total liabilities as reflected on our consolidated balance sheets prepared in conformity with GAAP.

NPV — Net present value

NYSE — New York Stock Exchange

OAS — Option-adjusted spread — An estimate of the incremental yield spread between a particular financial instrument (e.g., a security, loan or derivative contract) and a benchmark yield curve (e.g., LIBOR or agency or U.S. Treasury securities). This includes consideration of potential variability in the instrument’s cash flows resulting from any options embedded in the instrument, such as prepayment options.

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

196	Freddie Mac

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

Relief refinance mortgage — A single-family mortgage loan delivered to us for purchase or guarantee that meets the criteria of the Freddie Mac Relief Refinance Mortgagesm initiative. This initiative is our implementation of the Home Affordable Refinance Program for our loans. Although the Home Affordable Refinance Program is targeted at borrowers with current LTV ratios above 80% (and up to a maximum of 125%), our initiative also allows borrowers with LTV ratios below 80% to participate.

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

Senior preferred stock — The shares of Variable Liquidation Preference Senior Preferred Stock issued to Treasury under the Purchase Agreement.

Seriously delinquent — Single-family mortgage loans that are three monthly payments or more past due or in the process of foreclosure as reported to us by our servicers.

Short sale — Typically an alternative to foreclosure consisting of a sale of a mortgaged property in which the homeowner sells the home at market value and the lender accepts proceeds (sometimes together with an additional payment by the borrower) that are less than the outstanding mortgage indebtedness.

SIFMA — The Securities Industry and Financial Markets Association.

Single-family mortgage — A mortgage loan secured by a property containing four or fewer residential dwelling units.

Single-family credit guarantee portfolio — Consists of unsecuritized single-family loans, single-family loans held by consolidated trusts, and single-family loans underlying non-consolidated Structured Securities and other mortgage-related financial guarantees (except those related to HFA bonds guaranteed under the HFA Initiative). Excludes our Structured Securities that are backed by Ginnie Mae Certificates or HFA bonds guaranteed under the HFA Initiative.

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

197	Freddie Mac

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

Workout, or loan workout — A workout is either: (a) a home retention action, which is either a loan modification, repayment plan, or forbearance agreement; or (b) a foreclosure alternative, which is either a short sale or a deed in lieu of foreclosure.

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

198	Freddie Mac

EXHIBIT INDEX

Exhibit No.	Description

3.1
Federal Home Loan Mortgage Corporation Act (12 U.S.C. §1451 et seq.), as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 9, 2010)

3.2
Bylaws of the Federal Home Loan Mortgage Corporation, as amended and restated July 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed on June 7, 2010)

10.1
Executive Management Compensation Program (as amended and restated as of October 11, 2010) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 13, 2010)

10.2	Officer Severance Policy, dated July 16, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 9, 2010)
10.3	2010 Vice President and Non-Officer Long-Term Incentive Award Program (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed on August 9, 2010)
12.1	Statement re: computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred stock dividends
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Executive Vice President — Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Executive Vice President — Chief Financial Officer pursuant to 18 U.S.C. Section 1350

199	Freddie Mac